Form 10-Q
period 1995-03-31
DONEGAL GROUP INC
filed 1995-05-12
CIK 800457

                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-Q

(Mark One)

[x] Quarterly Report Pursuant to Section 13 of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1995.

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  ___________________ to ___________________.

Commission File No. 0-15341
                    -------

                               Donegal Group Inc.
             (Exact name of registrant as specified in its charter)

               Delaware                                 23-2424711
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)

             1195 River Road, P.O. Box 302, Marietta, PA 17547-0302 (Address of principal executive offices, including zip code)

                                 (717) 426-1931
              (Registrant's telephone number, including area code)

     _____________________________________________________________________
     (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes  _X_ .   No ___  .

               Applicable Only to Issuers Involved in Bankruptcy
                  Proceedings During the Preceding Five Years:

     Indicate by check mark whether the registrant has filed all documents and reports required by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ . No ___ .

                     Applicable Only to Corporate Issuers:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,115,226 shares of Common Stock, $1.00 par value, outstanding on April 30, 1995.

                         Part I. Financial Information

 Item 1. Financial Statements.
                                        Donegal Group Inc. And Subsidiaries
                                            Consolidated Balance Sheet

                                                                  March 31, 1995              December 31, 1994
                                                                   (Unaudited)
Assets
- ------

Investments
    Fixed maturities
       Held to maturity, at amortized cost                         $ 70,197,532                   $ 65,451,109
       Available for sale, at market value and at
       the lower of amortized cost or market value                   42,307,176                     41,370,321
    Equity securities, available for sale at market                   4,142,028                      4,190,316
    Short-term investments, at cost, which
       approximate market                                            20,531,806                     24,640,509
                                                                    -----------                    -----------
          Total Investments                                         137,178,542                    135,652,255

Cash                                                                    659,581                      1,263,764
Accrued investment income                                             1,753,874                      1,912,835
Premiums receivable                                                   9,113,104                      8,882,053
Reinsurance receivable                                               22,913,595                     21,295,593
Deferred policy acquisition costs                                     5,496,171                      5,551,869
Deferred federal income taxes                                         3,596,783                      3,734,826
Prepaid reinsurance premiums                                         11,255,489                     10,802,519
Property and equipment, net                                           1,630,312                      1,591,766
Accounts receivable - securities                                            ---                        212,655
Due from affiliate                                                       84,775                        591,707
Other                                                                   879,655                        554,468
                                                                   ------------                   ------------
          Total Assets                                             $194,561,881                   $192,046,310
                                                                   ============                   ============

Liabilities and Stockholders' Equity
- ------------------------------------

Liabilities
    Losses and loss expenses                                       $ 83,066,495                   $ 79,962,961
    Unearned premiums                                                45,183,304                     44,512,189
    Accrued expenses                                                    906,209                      1,134,064
    Current income taxes                                                924,525                        123,687
    Reinsurance balances payable                                        467,018                        562,626
    Cash dividend declared to stockholders                                  ---                        369,335
    Accounts payable - securities                                           ---                      4,213,830
    Other                                                               112,445                        165,827
                                                                    -----------                    -----------
          Total Liabilities                                         130,659,996                    131,044,519
                                                                    ===========                    ===========
Stockholders' Equity
- --------------------
    Preferred stock, $1.00 par value, authorized
       1,000,000 shares; none issued
    Common stock, $1.00 par value, authorized
       10,000,000 shares, issued 4,180,274 and
       4,162,770 shares and outstanding 4,115,226
       and 4,097,722 shares                                           4,180,274                      4,162,770
    Additional paid-in capital                                       32,576,621                     32,411,677
    Net unrealized losses on investments                               (282,071)                      (821,535)
    Retained earnings                                                28,246,841                     26,068,659
    Treasury stock                                                    (819,780)                      (819,780)
                                                                    -----------                    ----------
          Total Stockholders' Equity                                 63,901,885                     61,001,791
                                                                     ----------                     ----------
          Total Liabilities and
              Stockholders' Equity                                 $194,561,881                   $192,046,310
                                                                    ===========                    ===========

          See accompanying notes to consolidated financial statements.

                      Donegal Group Inc. and Subsidiaries
                        Consolidated Statement of Income
                                  (Unaudited)

               For the three months ended March 31, 1995 and 1994

                                                                             Three Months Ended March 31,
                                                                             ----------------------------
                                                                        1995                          1994
                                                                        ----                          ----
Revenues:
- --------

    Premiums earned                                                 $26,159,451                    $22,597,040
    Premiums ceded                                                   (6,666,532)                    (5,532,280)
                                                                     ----------                     ----------
       Net premiums earned                                           19,492,919                     17,064,760
    Investment income, net of investment
       expenses                                                       2,086,992                      1,790,251
    Realized gain                                                        24,106                        273,647
    Lease income                                                        118,721                        114,052
    Service charge income                                               307,030                        153,986
                                                                     ----------                     ----------
       Total Revenues                                                22,029,768                     19,396,696
                                                                     ----------                     ----------

Expenses:
- --------

    Losses and loss expenses                                         15,381,443                     18,184,769
    Reinsurance recoveries                                           (3,306,705)                    (4,703,274)
                                                                     ----------                     ----------
       Net losses and loss expenses                                  12,074,738                     13,481,495
    Amortization of deferred policy
       acquisition costs                                              3,158,000                      2,825,000
    Other underwriting expenses                                       3,170,586                      2,504,251
    Policy dividends                                                    309,191                        261,922
    Other expenses                                                      303,535                        179,467
                                                                     ----------                     ----------
       Total Expenses                                                19,016,050                     19,252,135
                                                                     ----------                     ----------

    Income before income taxes                                        3,013,718                        144,561
Income taxes                                                           (835,536)                       152,908
                                                                     -----------                    ----------
    Net income                                                      $ 2,178,182                    $   297,469
                                                                    ===========                    ===========

Earnings per common share                                                  $.52                           $.07
                                                                           ====                           ====

          See accompanying notes to consolidated financial statements.

                      DONEGAL GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)
                   FOR THE THREE MONTHS ENDED MARCH 31, 1995


                           Common Stock
                           ------------                              Net Unreal-                                        Total
                                                    Additional       ized Gains                                         Stock-
                                                     Paid-In        (Losses)on       Retained         Treasury         holders'
                      Shares        Amount           Capital        Investments      Earnings          Stock           Equity
                      ------        ------           -------        -----------      --------          -----           ------

Balance,              4,162,770     $4,162,770     $32,411,677     $ (821,535)       $26,068,659     $(819,780)     $61,001,791
  January 1, 1995

Net Income                                                                             2,178,182                      2,178,182

Unrealized gain
  on investments                                                      539,464                                           539,464

Issuance of
  Common Stock           17,504         17,504         164,944                                                          182,448
                      ---------      ---------      ----------      ---------         ----------     ---------        ---------

Balance,
  March 31, 1995      4,180,274     $4,180,274     $32,576,621     $ (282,071)       $28,246,841     $(819,780)     $63,901,885
                      ---------      ---------      ----------      ---------         ----------     ---------        ---------

                See accompanying notes to financial statements.

                      DONEGAL GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
               For the three months ended March 31, 1995 and 1994

                                                                                           Three months ended March 31,
                                                                                          1995                      1994
                                                                                          ----                      ----

Cash Flows From Operating Activities:
   Net income                                                                         $ 2,178,182               $    297,469
   Adjustments to reconcile net income to net
       cash provided by operating activities:
       Liabilities for losses and loss expenses                                         3,103,534                 10,231,284
       Depreciation and amortization                                                       60,225                     71,878
       Realized investment gain                                                           (24,106)                  (273,647)
   Changes in Assets and Liabilities:
       Unearned premiums                                                                  671,115                   (497,105)
       Premiums receivable                                                               (231,051)                 1,622,510
       Deferred acquisition costs                                                          55,698                    139,054
       Deferred income taxes                                                             (139,861)                   (29,468)
       Reinsurance receivable                                                          (1,618,002)               (10,482,389)
       Prepaid reinsurance premiums                                                      (452,970)                   (97,235)
       Accrued investment income                                                          158,961                    229,682
       Due from affiliate                                                                 506,932                  1,014,320
       Accounts payable reinsurance                                                       (95,608)                   635,715
       Current income taxes payable                                                       800,838                    176,560
       Other, net                                                                        (609,173)                  (303,142)
                                                                                        ---------                 ----------
Net adjustments                                                                         2,186,532                  2,438,017
                                                                                        ---------                 ----------
       Net cash provided by operating activities                                        4,364,714                  2,735,486
                                                                                        ---------                 ----------
Cash flows from investing activities:
   Purchase of fixed maturities
       Held to maturity                                                                (4,332,754)                (4,288,758)
       Available for sale                                                              (3,523,367)                (2,032,260)
   Purchase of equity securities, available for sale                                     (394,600)                (4,749,103)
   Sale of fixed maturities
       Held to maturity                                                                       ---                  1,346,375
       Available for sale                                                               2,509,766                        ---
   Maturity of fixed maturities - held to maturity                                         81,218                  8,099,688
   Sale of equity securities, available for sale                                          842,399                  4,328,926
   Purchase of property and equipment                                                    (109,545)                   (47,447)
   Purchase of intangible asset                                                               ---                   (115,000)
   Net sales of short-term investments                                                    144,873                 (5,686,569)
                                                                                       ----------                 ----------
       Net cash used in investing activities                                           (4,782,010)                (3,144,148)
                                                                                       ----------                 ----------
Cash flows from financing activities:
   Expenses of subsidiary formation                                                           ---                    (16,625)
   Cash dividends paid                                                                   (369,335)                  (327,379)
   Issuance of common stock                                                               182,448                     55,401
   Net cash provided by (used in)                                                     -----------                -----------
       financing activities                                                              (186,887)                  (288,603)
                                                                                      -----------                -----------
Net decrease in cash                                                                     (604,183)                  (697,265)
Cash at beginning of year                                                               1,263,764                  1,192,124
                                                                                      -----------                -----------

Cash at end of quarter                                                                $   659,581                $   494,859
                                                                                      ===========                ===========

 Cash paid during period        --- Interest                                          $         0               $         0
                                --- Income taxes                                      $   175,000               $  (300,000)

          See accompanying notes to consolidated financial statements.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                ----------------------------------------------
 Overview

     Donegal Group Inc. ("DGI" or the "Company") is a regional insurance holding company doing business in Pennsylvania, Maryland, Delaware, Virginia and Ohio through its wholly owned subsidiaries, Atlantic States Insurance Company ("Atlantic"), Southern Insurance Company of Virginia ("Southern") and Atlantic Insurance Services, Inc. ("AIS"). The Company's major lines of business in 1994 and their percentages of total net earned premiums were Automobile Liability (30.7%), Automobile Physical Damage (16.2%) Homeowners (13.8%), Commercial Multiple Peril (13.8%) and Workers' Compensation (19.9%). Atlantic and Southern are subject to regulation by Insurance Departments in those states in which they operate and undergo periodic examination by those departments. They are also subject to competition from other insurance carriers in their operating areas. DGI was formed in September 1986 by Donegal Mutual Insurance Company (the "Mutual Company") which owns 58% of the outstanding common shares of the Company as of March 31, 1995.

     In connection with the formation of the Company and Atlantic States, as of October 1, 1986, Atlantic States and the Mutual Company entered into a pooling agreement which provides for the allocation of premiums, losses, loss settlement expenses and underwriting expenses. The Company is not liable for any losses occurring prior to the date of the pooling agreement. The Company's participation in the pool was 35% from October 1, 1986 to September 30, 1988, 50% from October 1, 1988 to December 31, 1992 and since January 1, 1993 has been 60%.

     On December 29, 1988, the Company converted Southern Mutual Insurance Company into Southern Insurance Company of Virginia, which writes property and casualty insurance in Virginia, and acquired all of Southern's outstanding capital stock. Pursuant to a reinsurance agreement, Southern cedes 50% of its direct premiums written less certain reinsurance to the Mutual Company and retains the remaining 50%. Because the Mutual Company places substantially all of the business assumed from Southern into the pool, from which the Company has a 60% allocation, the company's results of operations include approximately 80% of the business written by Southern.

     In January 1994, the Company formed Atlantic Insurance Services, Inc. which primarily provides risk inspection services for the property-casualty insurance industry.

     The Company's results of operations are affected by the conditions that affect all property and casualty insurance companies, such as competition, catastrophic events, regulation, general economic conditions and the investment environment. Underwriting results vary by line of business and from period to period principally due to changes in claims experience. Because the Company's premium volume in various lines of business is small, small changes in the number of incurred claims can significantly affect the results of operations from that line of business in a given fiscal period.

                      DONEGAL GROUP INC. AND SUBSIDIARIES
                                  (Unaudited)
               Summary Notes to Consolidated Financial Statements
               --------------------------------------------------

 1 - Organization

     The Company was organized as a regional insurance holding company by Donegal Mutual Insurance Company (the "Mutual Company") on August 26, 1986 and operates in Pennsylvania, Maryland, Delaware, Virginia and Ohio through its wholly owned stock insurance companies, Atlantic States Insurance Company ("Atlantic States"), Southern Insurance Company of Virginia ("Southern") and Atlantic Insurance Services, Inc. ("AIS"). The Company's major lines of business are Automobile Liability, Automobile Physical Damage, Homeowners, Commercial Multiple Peril and Workers' Compensation. Atlantic and Southern are subject to regulation by Insurance Departments in those states in which they operate and undergo periodic examination by those departments. They are also subject to competition from other insurance carriers in their operating areas. Atlantic States engages in the insurance business primarily through an intercompany pooling arrangement with the Mutual Company. Southern was acquired by the Company on December 31, 1988 pursuant to a plan of conversion from a mutual to a stock company and cedes 50% of its business to the Mutual Company, 80% prior to 1991. At March 31, 1995 the Mutual Company held 58% of the outstanding common stock of the Company.

2 -  Basis of Presentation

     The financial information for the interim period included herein is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management of Registrant, are necessary to a fair presentation of Registrant's financial position, results of operations and changes in financial position for the interim period included herein. The results of operations for the three months ended March 31, 1995, are not necessarily indicative of results of operations to be expected for the twelve months ended December 31, 1995.

     These financial statements should be read in conjunction with the financial statements and notes thereto contained in Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

Results of Operations - Three Months Ended March 31, 1995
to Three Months Ended March 31, 1994
- ------------------------------------

     Revenues for the three months ended March 31, 1995 were $22,029,768, an increase of $2,633,072, or 13.6%, over the same period of 1994. An increase in net premiums earned of $2,428,159, or 14.2% represented most of this change. Direct premiums written by the combined pool of Atlantic States and the Mutual Company increased 15.4%. In the first quarter 1994, the Company incurred additional ceded reinsurance premiums of approximately $637,000. These additional ceded premiums were reinstatement premiums related to catastrophe reinsurance recoveries resulting from claims incurred due to severe weather which hit the northeastern part of the United States in the first three months of 1994. Investment income for the first quarter 1995 was $2,086,992, an increase of $296,741, or 16.6%, over the first quarter 1994. An increase in the average invested assets of $13,622,336, or 11.1%, to $136,415,398 and an increase in the average return on investments to an annualized rate of 6.1% for the first three months of 1995 compared to 5.8% for the first three months of 1994, accounted for the change. Realized investment gains, which resulted from the normal turnover of the Company's investment portfolio, decreased to $24,106 in the first quarter of this year, compared to $273,647 for the first quarter of 1994.

     The GAAP combined ratio of insurance operations in the first three months of 1995 was 96.0% compared to 111.8% for the same period in 1994. The GAAP combined ratio is the sum of the ratios of incurred losses and loss adjusting expenses to premiums earned (loss ratio), policyholders dividends to premiums earned (dividend ratio), and underwriting expenses to premiums earned (expense ratio). An improvement in the loss ratio from 79.0% in the first quarter of 1994 to 61.9% in the first quarter of 1995, resulting from more normal weather conditions in the northeastern part of the United States, accounted for the improvement. The expense ratio increased from 31.2% to 32.4% in the first three months of 1995 due primarily to additional incentive expenses for employees and agents due to higher levels of profitability and to increased inspection costs related to higher levels of new business. The dividend ratio remained fairly steady at 1.6% for the first quarter of 1995 compared to 1.5% for the first quarter of 1994.

     Federal income taxes for the first quarter of 1995 represented 27.7% of pre-tax income compared to a tax benefit of $152,908 for the first three months of 1994 due to the poor underwriting results of a year ago. The effective tax rates incurred are less than the statutory federal rate of 34% due primarily to tax exempt investment income from municipal bonds.

 Liquidity and Capital Resources


     The Company generates sufficient funds from its operations and maintains a high degree of liquidity in its investment portfolio. The primary source of funds to meet the demands of claim settlements and operating expenses are premium collections, investment earnings and maturing investments. As of March 31, 1995, the Company had no material commitment for capital expenditures.

     In investing funds made available from operations, the Company maintains securities maturities consistent with its projected cash needs for the payment of claims and expenses. The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

     The Company's principal source of cash with which to pay stockholder dividends is dividends from Atlantic States and Southern, which are required by law to maintain certain minimum surplus on a statutory basis and are subject to regulations under which payment of dividends from statutory surplus is restricted and may require prior approval of their domiciliary insurance regulatory authorities. At December 31, 1994, amounts available for distribution as dividends to DGI without prior approval of the insurance regulatory authorities are $764,696 from Southern and $4,072,387 from Atlantic States.

     Unrealized losses resulting from fluctuations in the market value of investments available for sale reported in the balance sheet at market value were $282,071 at March 31, 1995, net of taxes.

Credit Risk

     The company provides property and liability coverages through its subsidiaries' independent agency systems located throughout its operating area. The majority of this business is billed directly to the insured although a portion of Donegal Group's commercial business is billed through its agents who are extended credit in the normal course of business.

     The Company's subsidiaries have reinsurance agreements in place with the Mutual Company and with a number of other major authorized reinsurers.

Impact of Inflation

     Property and casualty insurance premiums are established before the amount of losses and loss settlement expenses, or the extent to which inflation may impact such expenses, are known. Consequently, the Company attempts, in establishing rates, to anticipate the potential impact of inflation.

Impact of New Accounting Standards
- ----------------------------------
Accounting for Certain Investments in Debt and Equity Securities

     The Company adopted the SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities , effective January 1, 1994 on a prospective basis. The cumulative effect of adopting SFAS 115 resulted in a before tax unrealized gain of $1,908,207. The net increase to equity amounted to $1,259,417 after providing for taxes of $648,790. Adoption of this statement had no effect on the net income of the Company.

     SFAS 115 requires that investments in all debt securities and those equity securities with readily determinable market values be classified into three categories as follows:

  Held to Maturity Securities   --   Debt securities that the enterprise has
                                     the positive intent and ability to hold
                                     to maturity; reported at amortized costs.

  Trading Securities            --   Debt and equity securities that are bought
                                     and held principally for the purpose of
                                     selling them in the near term; reported
                                     at fair value, with unrealized gains and losses included in earnings.

  Available for Sale Securities --   Debt and equity securities not classified
                                     as either held to maturity securities or trading securities; reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity (net of tax effects).

     No trading securities were identified at December 31, 1994 or March 31, 1995.

                           Part II. Other Information

Item 1. Legal Proceedings
        -----------------
        None.

Item 2. Changes in Securities
        ---------------------
        None.

Item 3. Defaults upon Senior Securities
        -------------------------------
        None.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
        None.

Item 5. Other Information
        -----------------
        None.

Item 6. Exhibits and Reports on Form 8-K
        -------------------------------
            (a) Exhibits
                None.

            (b) Reports on Form 8-K
                During the quarter ended March 31, 1995, Registrant did not file any reports on Form 8-K.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Donegal Group Inc.

Date: May 10, 1995                           By:  ----------------------------
                                                   Donald H. Nikolaus,
                                                   President and
                                                   Chief Executive Officer



Date: May 10, 1995                            By:  ----------------------------
                                                   Ralph G. Spontak,
                                                   Corporate Secretary,
                                                   Senior Vice President and
                                                   Chief Financial Officer