Form 10-Q/A
period 1995-03-31
DONEGAL GROUP INC
filed 1995-07-26
CIK 800457

                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                  Form 10-Q/A

(Mark One)

[x] Quarterly Report Pursuant to Section 13 of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 1995.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to ___________________.

Commission File No. 0-15341

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

       ------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _x_ . _ No_ .

               Applicable Only to Issuers Involved in Bankruptcy
                  Proceedings During the Preceding Five Years:

     Indicate by check mark whether the registrant has filed all documents and reports required by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes __. No __.

                     Applicable Only to Corporate Issuers:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,115,226 shares of Common Stock, $1.00 par value, outstanding on April 30, 1995.

                           Part II. Other Information

Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities

          None.

Item 3.   Defaults upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  EX-27  Financial Data Schedule

         (b) Reports on Form 8-K
             During the quarter ended March 31, 1995, Registrant did not file any reports on Form 8-K.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Donegal Group Inc.

Date: July 20, 1995                By:   s/ Donald H. Nikolaus
                                       --------------------------------------
                                       Donald H. Nikolaus,
                                       President and
                                       Chief Executive Officer

Date: July 20, 1995                By:   s/ Ralph G. Spontak
                                       --------------------------------------
                                       Ralph G. Spontak,
                                       Corporate Secretary,
                                       Senior Vice President and
                                       Chief Financial Officer