Form 10-Q
period 1995-06-30
DONEGAL GROUP INC
filed 1995-08-14
CIK 800457

                                   Securities
                            and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-Q

(Mark One)

[x] Quarterly Report Pursuant to Section 13 of the Securities Exchange Act of
    1934

For the Quarterly Period Ended June 30, 1995.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange of 1934

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

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No .

               Applicable Only to Issuers Involved in Bankruptcy
                  Proceedings During the Preceding Five Years:

     Indicate by check mark whether the registrant has filed all documents and reports required by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes No .

                     Applicable Only to Corporate Issuers:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,184,614 shares of Common Stock, $1.00 par value, outstanding on July 31, 1995.

                           Part I. Financial Information

Item 1.  Financial Statements.

                      Donegal Group Inc. And Subsidiaries
                           Consolidated Balance Sheet

Assets                                                                                  June 30, 1995              December 31, 1994
                                                                                        -------------              -----------------
                                                                                          (Unaudited)

Investments
    Fixed maturities
       Held to maturity, at amortized cost                                              $   77,555,218              $   65,451,109
       Available for sale, at market value and at
       the lower of amortized cost or market value                                          45,363,797                  41,370,321
    Equity securities, available for sale at market                                          5,243,584                   4,190,316
    Short-term investments, at cost, which
       approximate market                                                                   14,106,979                  24,640,509
                                                                                        --------------              --------------
          Total Investments                                                                142,269,578                 135,652,255
Cash                                                                                           725,844                   1,263,764
Accrued investment income                                                                    2,114,004                   1,912,835
Premiums receivable                                                                         10,284,404                   8,882,053
Reinsurance receivable                                                                      23,871,627                  21,295,593
Deferred policy acquisition costs                                                            6,095,209                   5,551,869
Deferred federal income taxes                                                                3,457,568                   3,734,826
Current income taxes                                                                           115,300                        --
Prepaid reinsurance premiums                                                                12,249,164                  10,802,519
Property and equipment, net                                                                  1,624,051                   1,591,766
Accounts receivable - securities                                                                  --                       212,655
Due from affiliate                                                                           1,264,022                     591,707
Other                                                                                          391,532                     554,468
                                                                                        --------------              --------------
          Total Assets                                                                  $  204,462,303              $  192,046,310
                                                                                        ==============              ==============

Liabilities and Stockholders' Equity

Liabilities
    Losses and loss expenses                                                            $   86,301,706              $   79,962,961
    Unearned premiums                                                                       49,143,337                  44,512,189
    Accrued expenses                                                                         1,005,586                   1,134,064
    Current income taxes                                                                           --                       123,687
    Reinsurance balances payable                                                               579,881                     562,626
    Cash dividend declared to stockholders                                                         --                       369,335
    Accounts payable - securities                                                              339,879                   4,213,830
    Other                                                                                      277,805                     165,827
                                                                                        --------------              --------------
          Total Liabilities                                                                137,648,194                 131,044,519
                                                                                        --------------              --------------
 Stockholders' Equity
    Preferred stock, $1.00 par value, authorized
       1,000,000 shares; none issued
    Common stock, $1.00 par value, authorized
       10,000,000 shares, issued 4,242,724 and
       4,162,770 shares and outstanding 4,177,676
       and 4,097,722 shares                                                                  4,242,724                   4,162,770
    Additional paid-in capital                                                              33,176,721                  32,411,677
    Net unrealized gain (losses) on investments                                                115,662                    (821,535)
    Retained earnings                                                                       30,098,782                  26,068,659
    Treasury stock                                                                            (819,780)                   (819,780)
                                                                                        --------------              --------------
          Total Stockholders' Equity                                                        66,814,109                  61,001,791
                                                                                         --------------              --------------
          Total Liabilities and
              Stockholders' Equity                                                      $  204,462,303              $  192,046,310
                                                                                        ==============              ==============


          See accompanying notes to consolidated financial statements.

                      Donegal Group Inc. and Subsidiaries
                        Consolidated Statement of Income
                                  (Unaudited)

               For the three months ended June 30, 1995 and 1994


                                            Three Months Ended June 30,
                                              1995              1994
                                              ----              ----
Revenues:

 Premiums earned                          $ 27,233,374      $ 23,936,073
 Premiums ceded                             (6,787,195)       (5,871,976)
                                          ------------      ------------
   Net premiums earned                      20,446,179        18,064,097
 Investment income, net of investment
   expenses                                  2,121,382         1,730,994
 Realized gain (loss)                          190,191          (308,134)
 Lease income                                  122,553           116,093
 Service charge income                         371,604           204,494
                                          ------------       -----------
   Total Revenues                           23,251,909        19,807,544
                                          ------------       -----------

Expenses:

 Losses and loss expenses                   18,289,014        15,034,547
 Reinsurance recoveries                     (4,597,411)       (3,520,254)
                                          ------------       -----------
   Net losses and loss expenses             13,691,603        11,514,293
 Amortization of deferred policy
   acquisition costs                         3,440,000         3,010,000
 Other underwriting expenses                 2,513,161         2,208,111
 Policy dividends                              324,625           221,268
 Other expenses                                324,855           188,326
                                          ------------       -----------
   Total Expenses                           20,294,244        17,141,998
                                          ------------       -----------

   Income before income taxes                2,957,665         2,665,546
Income taxes                                   694,201           718,508
                                          ------------       -----------
 Net income                               $  2,263,464      $  1,947,038
                                          ============      ============

Earnings per common share                 $        .53      $        .47
                                          ============      ============


          See accompanying notes to consolidated financial statements.

                      Donegal Group Inc. and Subsidiaries
                        Consolidated Statement of Income
                                  (Unaudited)

                For the six months ended June 30, 1995 and 1994


                                              Six Months Ended June 30,
                                               1995             1994
                                               ----             ----
Revenues:

 Premiums earned                          $ 53,392,825      $ 46,533,113
 Premiums ceded                            (13,453,727)      (11,404,256)
                                          ------------      ------------
   Net premiums earned                      39,939,098        35,128,857
 Investment income, net of investment
   expenses                                  4,208,374         3,521,245
 Realized gain (loss)                          214,297           (34,487)
 Lease income                                  241,274           230,145
 Service charge income                         678,634           358,480
                                          ------------      ------------
   Total Revenues                           45,281,677        39,204,240
                                          ------------      ------------

Expenses:

 Losses and loss expenses                   33,670,457        33,219,316
 Reinsurance recoveries                     (7,904,116)       (8,223,528)
                                          ------------      ------------
   Net losses and loss expenses             25,766,341        24,995,788
                                          ------------      ------------
 Amortization of deferred policy
   acquisition costs                         6,598,000         5,835,000
 Other underwriting expenses                 5,683,747         4,712,362
 Policy dividends                              633,816           483,190
 Other expenses                                628,390           367,793
                                          ------------      ------------
   Total Expenses                           39,310,294        36,394,133
                                          ------------      ------------

   Income before income taxes                5,971,383         2,810,107
Income taxes                                 1,529,737           565,600
                                          ------------      ------------
 Net income                               $  4,441,646      $  2,244,507
                                          ============      ============

Earnings per common share                 $       1.05      $        .54
                                          ============      ============


          See accompanying notes to consolidated financial statements.

                      DONEGAL GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)
                    FOR THE THREE MONTHS ENDED JUNE 30, 1995


                           Common Stock                        Net Unreal-                                      Total
                           ------------         Additonal       ized Gains                                      Stock-
                                                 Paid-In       (Losses) on       Retained      Treasury        holders'
                        Shares       Amount      Capital       Investments       Earnings        Stock          Equity
                        ------       ------      -------       -----------       --------        -----          ------
Balance,
  January 1, 1995     4,162,770    $4,162,770   $32,411,677    $  (821,535)     $26,068,659    $(819,780)     $61,001,791

Net Income                                                                        4,441,646                     4,441,646

Unrealized gain
  on investments                                                   937,197                                        937,197

Dividends Paid                                                                     (411,523)                     (411,523)

Issuance of
  Common Stock           79,954        79,954       765,044                                                       844,998
                      ---------    ----------   -----------     -----------     -----------    ---------       ----------

Balance,
 June 30, 1995        4,242,724    $4,242,724   $33,176,721     $  115,662      $30,098,782    $(819,780)     $66,814,109
                      =========    ==========   ===========     ==========      ===========    =========      ===========


                See accompanying notes to financial statements.

                      DONEGAL GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                For the six months ended June 30, 1995 and 1994


                                                 Six months ended June 30,
                                                    1995          1994
                                                    ----          ----
Cash Flows from Operating Activities:
 Net income                                   $  4,441,646   $  2,244,507
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Liabilities for losses and loss expenses      6,338,745      7,941,338
   Depreciation and amortization                   110,746        149,294
   Realized investment (gain) loss                (214,297)        34,487
 Changes in Assets and Liabilities:
   Unearned premiums                             4,631,148      3,551,013
   Premiums receivable                          (1,402,351)    (1,396,401)
   Deferred acquisition costs                     (543,340)      (319,155)
   Deferred income taxes                          (205,539)      (229,592)
   Reinsurance receivable                       (2,576,034)    (6,178,808)
   Prepaid reinsurance premiums                 (1,446,645)    (1,488,535)
   Accrued investment income                      (201,169)       192,985
   Due from affiliate                             (672,315)       227,836
   Accounts payable reinsurance                     17,255      1,083,179
   Current income taxes payable                   (238,987)       649,433
   Other, net                                      146,436       (371,961)
                                              ------------     ----------
Net adjustments                                  3,743,653      3,845,113
                                              ------------     ----------
   Net cash provided by operating activities     8,185,299      6,089,620
                                              ------------     ----------
Cash flows from investing activities:
 Purchase of fixed maturities
   Held to maturity                            (11,811,318)    (4,388,465)
   Available for sale                           (8,602,670)   (10,969,994)
 Purchase of equity securities,
   available for sale                           (3,998,350)    (5,380,857)
 Sale of fixed maturities
   Held to maturity                                    ---      1,346,375
   Available for sale                            2,621,843     13,904,427
 Maturity of fixed maturities -
   held to maturity                              2,266,416      8,690,154
 Maturity of fixed maturities -
   available for sale                              533,334        199,291
 Sale of equity securities, available for sale   3,813,240      5,489,155
 Purchase of property and equipment               (179,554)       (87,192)
 Purchase of intangible asset                          ---       (115,000)
 Net sales of short-term investments             6,569,700    (14,093,484)
                                              ------------     ----------
   Net cash used in investing activities        (8,787,359)    (5,405,590)
                                              ------------     ----------
Cash flows from
financing activities:
 Expenses of subsidiary formation                      ---        (16,625)
 Cash dividends paid                              (780,858)      (695,680)
 Issuance of common stock                          844,998         55,401
 Net cash provided by (used in)
   financing activities                             64,140       (656,904)
                                              ------------     ----------
Net decrease in cash                              (537,920)        27,126
Cash at beginning of year                        1,263,764      1,192,124
                                              ------------     ----------
Cash at end of quarter                       $     725,844  $   1,219,250
                                              ============   ============
Cash paid during period
                  - Interest                             0              0
                  - Income Taxes              $  1,973,000 $      146,000


          See accompanying notes to consolidated financial statements.

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Overview

   Donegal Group Inc. ("DGI" or the "Company") is a regional insurance holding company doing business in Pennsylvania, Maryland, Delaware, Virginia and Ohio through its wholly owned subsidiaries, Atlantic States Insurance Company ("Atlantic"), Southern Insurance Company of Virginia ("Southern") and Atlantic Insurance Services, Inc. ("AIS"). The Company's major lines of business in 1994 and their percentages of total net earned premiums were Automobile Liability (30.7%), Automobile Physical Damage (16.2%) Homeowners (13.8%), Commercial Multiple Peril (13.8%) and Workers' Compensation (19.9%). Atlantic and Southern are subject to regulation by Insurance Departments in those states in which they operate and undergo periodic examination by those departments. They are also subject to competition from other insurance carriers in their operating areas. DGI was formed in September 1986 by Donegal Mutual Insurance Company (the "Mutual Company") which owns 59% of the outstanding common shares of the Company as of June 30, 1995.

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

                        DONEGAL GROUP INC. AND SUBSIDIA
                                  (Unaudited)
               Summary Notes to Consolidated Financial Statements

1 - Organization

   The Company was organized as a regional insurance holding company by Donegal Mutual Insurance Company (the "Mutual Company") on August 26, 1986 and operates in Pennsylvania, Maryland, Delaware, Virginia and Ohio through its wholly owned stock insurance companies, Atlantic States Insurance Company ("Atlantic States"), Southern Insurance Company of Virginia ("Southern") and Atlantic Insurance Services, Inc. ("AIS"). The Company's major lines of business are Automobile Liability, Automobile Physical Damage, Homeowners, Commercial Multiple Peril and Workers' Compensation. Atlantic and Southern are subject to regulation by Insurance Departments in those states in which they operate and undergo periodic examination by those departments. They are also subject to competition from other insurance carriers in their operating areas. Atlantic States engages in the insurance business primarily through an intercompany pooling arrangement with the Mutual Company. Southern was acquired by the Company on December 31, 1988 pursuant to a plan of conversion from a mutual to a stock company and cedes 50% of its business to the Mutual Company, 80% prior to 1991. At June 30, 1995 the Mutual Company held 59% of the outstanding common stock of the Company.

2 - Basis of Presentation

   The financial information for the interim period included herein is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management of Registrant, are necessary to a fair presentation of Registrant's financial position, results of operations and changes in financial position for the interim period included herein. The results of operations for the six months ended June 30, 1995, are not necessarily indicative of results of operations to be expected for the twelve months ended December 31, 1995.

   These financial statements should be read in conjunction with the financial statements and notes thereto contained in Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

Results of Operations - Three Months Ended June 30, 1995
to Three Months Ended June 30, 1994

   Revenues for the three months ended June 30, 1995 were $23,251,909, an increase of $3,444,365, or 17.4%, over the same period of 1994. An increase in net premiums earned of $2,382,082, or 13.2% represented most of this change. The company s retained share of direct premiums written increased 10.1% in the second quarter of 1995 compared to the second quarter of 1994. In the second quarter 1994, the Company incurred additional ceded reinsurance premiums of approximately $400,000. These additional ceded premiums were reinstatement premiums related to catastrophe reinsurance recoveries resulting from claims incurred due to severe weather which hit the northeastern part of the United States in the first three months of 1994. Investment income for the second quarter 1995 was $2,121,382 an increase of $390,388, or 22.6%, over the second quarter 1994. An increase in the average invested assets of $14,306,118, or 11.4%, to $139,724,060 and an increase in the average return on investments to an annualized rate of 6.1% for the second quarter of 1995 compared to 5.5% for the second quarter of 1994, accounted for the change. Realized investment gains, which resulted from the normal turnover of the Company s investment portfolio, increased to $190,191 in the second quarter of this year, compared to a loss of ($308,134) for the second quarter of 1994.

   The GAAP combined ratio of insurance operations in the second quarter of 1995 was 97.7% compared to 93.9% for the same period in 1994. The GAAP combined ratio is the sum of the ratios of incurred losses and loss adjusting expenses to premiums earned (loss ratio), policyholders dividends to premiums earned (dividend ratio), and underwriting expenses to premiums earned (expense ratio). An increase in the loss ratio from 63.7% in the second quarter of 1994 to 67.0% in the second quarter of 1995, accounted for most of the change. The expense ratio increased from 28.9% to 29.1% in the second quarter of 1995 due primarily to additional incentive expenses for employees and agents related to the higher levels of profitability for the year to date. The dividend ratio increased slightly from 1.2% for the second quarter of 1994 to 1.6% for the second quarter of 1995 due primarily to higher levels of profitability in 1995.

   Federal income taxes for the second quarter of 1995 represented 23.5% of pre-tax income compared to 26.9% for the second quarter of 1994. A tax benefit resulting from the exercise of options by employees accounted for the majority of this difference. The effective tax rates incurred are less than the statutory federal rate of 34% due primarily to tax exempt investment income from municipal bonds.

Results of Operations - Six Months Ended June 30, 1995
to Six Months Ended June 30, 1994

   Revenues for the six months ended June 30, 1995 were $45,281,677, an increase of $6,077,437, or 15.5%, over the same period of 1994. An increase in net premiums earned of $4,810,241, or 13.7% represented most of this change. The company s retained share of direct premiums written increased 12.4% in the first six months of 1995 compared to the same period of 1994. In the six months ended June 30, 1994, the Company incurred additional ceded reinsurance premiums of approximately $1,000,000. These additional ceded premiums were reinstatement premiums related to catastrophe reinsurance recoveries resulting from claims incurred due to severe weather which hit the northeastern part of the United States in the first three months of 1994. Investment income for the first six months of 1995 was $4,208,374 an increase of $687,129, or 19.5%, over the first six months of 1994. An increase in the average invested assets of $15,307,229, or 12.4%, to $138,960,916 and an increase in the average return on investments to an annualized rate of 6.1% for the first six months of 1995 compared to 5.7% for the first six months of 1994, accounted for the change. Realized investment gains, which resulted from the normal turnover of the Company s investment portfolio, increased to $214,297 through June 30 of this year, compared to a loss of ($34,487) for the first six months of 1994.

   The GAAP combined ratio of insurance operations in the first six months of 1995 was 96.9% compared to 102.6% for the same period in 1994. The GAAP combined ratio is the sum of the ratios of incurred losses and loss adjusting expenses to premiums earned (loss ratio), policyholders dividends to premiums earned (dividend ratio), and underwriting expenses to premiums earned (expense ratio). An improvement in the loss ratio from 71.2% in the first six months of 1994 to 64.5% in the first six months of 1995, accounted for most of the change. The expense ratio increased from 30.0% to 30.7% for the first six months ended June 30, 1995 due primarily to additional incentive expenses for employees and agents related to the higher levels of profitability for the year to date. The dividend ratio increased slightly from 1.4% for the first two quarters of 1994 to 1.6% for the first two quarters of 1995, due primarily to higher levels of profitability in 1995.

   Federal income taxes for the six months ended June 30, 1995 represented 25.6% of pre-tax income compared to 20.1% for the same period of 1994 due primarily to the net loss incurred for taxes in the first quarter of 1994, used in the second quarter of 1994. The effective tax rates incurred are less than the statutory federal rate of 34% due primarily to tax exempt investment income from municipal bonds.

Liquidity and Capital Resources

     The Company generates sufficient funds from its operations and maintains a high degree of liquidity in its investment portfolio. The primary source of funds to meet the demands of claim settlements and operating expenses are premium collections, investment earnings and maturing investments. As of June 30, 1995, the Company had no material commitment for capital expenditures.

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

     Unrealized gains resulting from fluctuations in the market value of investments available for sale reported in the balance sheet at market value were $115,662 at June 30, 1995, net of taxes.

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

     SFAS 115 requires that investments in all debt securities and those equity securities with readily determinable market values be classified into three categories as follows:


     Held to Maturity Securities    -   Debt securities that the enterprise has the positive intent and ability to hold to maturity; reported at amortized costs.

     Trading Securities             -   Debt and equity securities that are bought and held principally for the purpose of selling them in the near term; reported at fair value, with unrealized gains and losses included in earnings.

     Available for Sale Securities  -   Debt and equity securities not classified as either held to maturity securities or trading securities; reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate
                                        component of shareholders' equity (net of tax effects).

                                        No trading securities were identified at December 31, 1994 or June 30, 1995.


                           Part II. Other Information

Item 1.  Legal Proceedings

      None.

Item 2.  Changes in Securities

      None.

Item 3.  Defaults upon Senior Securities

      None.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

Item 5.   Other Information

      None.

Item 6.   Exhibits and Reports on Form 8-K

      (a) Exhibits
          EX-27    Financial Data Schedule
      (b) Reports on Form 8-K
          During the quarter ended June 30, 1995, Registrant did not file any reports on Form 8-K.

                                 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Donegal Group Inc.

Date:  August 10, 1995                   By: ______________________
                                         Donald H. Nikolaus,
                                         President and
                                         Chief Executive Officer

Date:  August 10, 1995                    By: ____________________
                                          Ralph G. Spontak,
                                          Corporate Secretary,
                                          Senior Vice President and
                                          Chief Financial Officer