Form 10-K405
period 1995-12-31
DONEGAL GROUP INC
filed 1996-03-29
CIK 800457

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995
                                             OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _________________ to _________________
Commission file number 0-15341

                               DONEGAL GROUP INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                            23-2424711
-------------------------------                            ----------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

1195 River Road, Marietta, Pennsylvania                               17547
----------------------------------------                           ----------
(Address of principal executive offices)                           (Zip code)

Registrant's telephone number, including area code:   (717) 426-1931
Securities registered pursuant to Section 12(b) of the Act:  None.

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $1.00 par value
                          -----------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ____.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

On March 15, 1996, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the Registrant was $32,732,254.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 4,276,944 shares of Common Stock outstanding on March 15, 1996.

                            DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of the Registrant's annual report to stockholders for the fiscal year ended December 31, 1995 are incorporated by reference into Parts I, II and IV of this report.

2. Portions of the Registrant's proxy statement relating to the annual meeting of stockholders to be held April 18, 1996 are incorporated by reference into
Part III of this report.

                                DONEGAL GROUP INC.

                             INDEX TO FORM 10-K REPORT


                                                                           Page
                                                                           ----
I.    PART I.

      Item 1.     Business..............................................     3
      Item 2.     Properties............................................    23
      Item 3.     Legal Proceedings.....................................    23
      Item 4.     Submission of Matters to a Vote of
                   Security Holders.....................................    24

II.   PART II.

      Item 5.     Market for Registrant's Common Equity and
                   Related Stockholder Matters..........................    25
      Item 6.     Selected Financial Data...............................    25
      Item 7.     Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations...........................................    25
      Item 8.     Financial Statements and Supplementary
                   Data.................................................    25
      Item 9.     Changes in and Disagreements with
                   Accountants on Accounting and
                   Financial Disclosure.................................    25

III.  PART III.

      Item 10.    Directors and Executive Officers of the
                   Registrant...........................................    26
      Item 11.    Executive Compensation................................    26
      Item 12.    Security Ownership of Certain Beneficial
                   Owners and Management................................    26

      Item 13.    Certain Relationships and Related
                   Transactions.........................................    26

IV.   PART IV.

      Item 14.    Exhibits, Financial Statement Schedules
                    and Reports on Form 8-K.............................    27

                                     PART I

Item 1.     Business.

      (a)   General Development of Business.

            Donegal Group Inc. is a regional insurance holding company formed in August 1986 which is headquartered in Pennsylvania and engages, through its subsidiaries, in the property and casualty insurance business. As used herein, "DGI" or the "Company" refers to Donegal Group Inc. and its subsidiaries, Atlantic States Insurance Company ("Atlantic States"), Southern Insurance Company of Virginia ("Southern"), Delaware American Insurance Company ("Delaware American") and Atlantic Insurance Services, Inc. ("AIS"). DGI is currently 58.6% owned by Donegal Mutual Insurance Company (the "Mutual Company"). The Mutual Company's principal subsidiary is Pioneer Insurance Company ("Pioneer"). DGI and the Mutual Company and their subsidiaries underwrite a broad line of personal and commercial coverages, consisting of private passenger and commercial automobile, homeowners, commercial multi-peril, workers' compensation and other lines of insurance.

            Atlantic States, which DGI organized in September 1986, participates in an underwriting pool whereby it cedes to the Mutual Company the premiums, losses and loss expenses from all of its insurance business and assumes from the Mutual Company a specified portion of the pooled business, which also includes substantially all of the Mutual Company's property and casualty insurance business. Effective as of October 1, 1986, DGI entered into a pooling agreement with the Mutual Company whereby Atlantic States assumed 35% of the pooled business written or in force on or after October 1, 1986. Effective October 1, 1988, the pooling agreement was amended to provide for the assumption by Atlantic States of 50% of the pooled business written or in force on or after October 1, 1988. Effective January 1, 1993, the pooling agreement was further amended to provide for the assumption by Atlantic States of 60% of the pooled business written or in force on or after January 1, 1993. As of December 21, 1995, the pooling agreement was further amended to provide for the assumption by Atlantic States, effective January 1, 1996, of 65% of the pooled business written or in force on or after January 1, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 hereof and Note 2 to the Consolidated Financial Statements incorporated by reference herein.

            On December 29, 1988, DGI acquired all of the outstanding capital stock of Southern in exchange for a $3,000,000 equity contribution to Southern. As of March 31, 1993, the Mutual Company converted Pioneer Mutual Insurance Company into Pioneer, which writes property and casualty insurance in Ohio, and acquired all of Pioneer's capital stock. Pioneer does not currently participate in the pooling agreement. In connection with the Pioneer transaction, the Mutual Company was admitted in Ohio and began active marketing of its insurance products in Ohio in the fourth quarter of 1993. On October 1, 1986, the Mutual Company and Southern's predecessor, Southern Mutual Insurance Company, entered into a reinsurance agreement whereby such predecessor ceded to the Mutual Company 80% of its direct premiums written and retained 20%. Effective January 1, 1991, this percentage was changed to 50% ceded to the Mutual Company and 50% retained by Southern. Because the Mutual Company places substantially all of the business assumed from Southern in the pool, from which the Company has a 65% allocation, the Company's results of operations include approximately 80% of the business written by Southern. See Note 2 to the Consolidated Financial Statements incorporated by reference herein.

            In January 1994, the Company organized a new subsidiary, AIS, which began business in that same month. AIS is an insurance services organization currently providing inspection and policy auditing information on a fee for service basis to its affiliates and the insurance industry.

            In December 1994, the Superintendent of Insurance of the State of Ohio issued an order permitting the sale by the Mutual Company to the Company of all of the outstanding capital stock of Pioneer at the independently determined fair market value thereof at the date of sale. It is anticipated that this sale will occur on or before December 31, 1996. Pioneer and the Mutual Company are parties to an excess of loss reinsurance agreement whereby the Mutual Company reinsures Pioneer for losses in excess of $100,000 up to a limit of $150,000, and a property catastrophe excess of loss reinsurance agreement whereby the Mutual Company reinsures Pioneer for catastrophe losses in excess of $200,000 up to a limit of $1,800,000.

            As of the close of business on December 31, 1995, DGI acquired all of the outstanding capital stock of Delaware American pursuant to a Stock Purchase Agreement between DGI and the Mutual Company dated as of December 21, 1995. This transaction was accounted for a an "as if pooling-of-interests," and as such DGI's financial statements have been restated to include Delaware American as a Consolidated Subsidiary from January 1, 1994 to the present.
Under current accounting principles, for amounts that are treated as "retroactive" reinsurance, Delaware American is required to defer income statement recognition of a recovery related to adverse development, if any, of any such business into future accounting periods while recognizing the entire adverse developments, if any, in the current period. However, Delaware American would take the recovery into income over the estimated settlement period. Although this accounting treatment could affect Delaware American's financial statements in any given period, Delaware American would not sustain economic loss and there would be no impact on Delaware American's cumulative results of operations or surplus after the recovery is fully recognized.
In connection with the transaction, Delaware American entered into an aggregate excess of loss reinsurance agreement whereby the Mutual Company reinsures Delaware American against any loss from: (a) any adverse development in Delaware American's loss reserve and loss adjustment expense reserve at December 31, 1996 compared to the amount of such reserves at December 31, 1995 in respect of all policy years ended on or before December 31, 1995 and (b) all losses and loss adjustment expenses incurred by Delaware American during the month of December 1995 by reason of the fact that Delaware American's loss and loss adjustment expense ratio as finally determined for the month of December 1995 exceeds the lesser of Delaware American's loss and loss adjustment expense ratio as finally determined for the period January 1, 1995 through November 30, 1995 or 60% and (c) all losses and loss adjustment expenses incurred by Delaware American during the year ending December 31, 1996 by reason of the fact that Delaware American's loss and loss adjustment expense ratio as finally determined for the year ending December 31, 1996 exceeds the lesser of Delaware American's loss and loss adjustment expense ratio as finally determined for the year ended December 31, 1995 or 60%, it being understood that any calculations made for the year ending December 31, 1996 will be adjusted to reflect any recoveries by Delaware American under the loss development section of the aggregate excess of loss reinsurance agreement.

      (b)   Financial Information about Industry Segments.

            The Company is of the opinion that all of its operations are within one industry segment and that no information as to industry segments is required pursuant to Statement of Financial Accounting Standards No. 14 or Regulation S-K.

      (c)   Narrative Description of Business.

Relationship with the Mutual Company

            DGI's operations are interrelated with the operations of the Mutual Company and, because of the percentage of the pooled business assumed by DGI, DGI's results of operations are largely dependent upon the success of the Mutual Company. In addition, various reinsurance agreements exist between the Company and the Mutual Company. The Mutual Company is responsible for underwriting and marketing the pooled business and provides facilities, employees and services required to conduct the business of DGI on a cost allocated basis. The Mutual Company owned 58.6% of DGI as of March 15, 1996.

            Through the pool, DGI writes personal and commercial property and casualty insurance lines, including automobile, homeowners, commercial multi-peril, workers' compensation and other lines of business. The insurance agencies under contract with the Mutual Company serve as representatives for the pool participants.

            Under the terms of the intercompany pooling agreement, which took effect on October 1, 1986, Atlantic States cedes to the Mutual Company the premiums, losses and loss expenses on all of its insurance business. Substantially all of the Mutual Company's property and casualty insurance business, including the business reinsured from Southern, written or in force on or after October 1, 1986 is also included in the pooled business. The Mutual Company retroceded 35% of the pooled business to Atlantic States and retained 65% until October 1, 1988 when Atlantic States assumed 50% of the pooled business written or in force on or after October 1, 1988. Effective January 1, 1993, Atlantic States assumed 60% of the pooled business written or in force on or after January 1, 1993, and effective January 1, 1996, Atlantic States assumed 65% of the pooled business written or in force on or after January 1, 1996. All premiums, losses, loss expenses, other underwriting expenses and policy dividends are prorated among the parties on the basis of their participation in the pool. The pooling agreement may be amended or terminated at the end of any calendar year by agreement of the parties. The Company does not intend to terminate its participation in the pooling agreement. The allocations of pool participation percentages between the Mutual Company and the Company are based on the pool participants' relative amounts of capital and surplus and expectations of future relative amounts of capital and surplus. The pooling agreement does not legally discharge Atlantic States from its primary liability for the full amount of the policies ceded. However, it makes the Mutual Company liable to Atlantic States to the extent of the business ceded.

            All of DGI's officers are officers of the Mutual Company, and five of DGI's seven directors are directors of the Mutual Company. A Coordinating Committee, which consists of two outside directors from each of DGI and the Mutual Company, none of whom hold seats on both Boards, reviews and approves changes in the pooling agreement and is responsible for matters involving actual or potential conflicts of interest. The decisions of the Coordinating Committee are binding on the two companies. DGI's members must conclude that intercompany transactions are fair and reasonable in order for such transactions to be approved.

            The underwriting pool is intended to produce a more uniform and stable underwriting result from year to year for the companies in the pool than they would experience individually and to spread the risk of loss among all the participants. Each company participating in the pool has at its disposal the capacity of the entire pool, rather than being limited to policy exposures of a size commensurate with its own capital and surplus. The additional capacity exists because such policy exposures are spread among the pool participants which each have their own capital and surplus.

DGI's Business Strategy

            DGI, in conjunction with the Mutual Company, has multiple strategies which the management of DGI believes have resulted in underwriting results that are favorable when compared to those of the property and casualty insurance industry in general over the past five years. The principal strategies comprise the following:

            o A regional company concept designed to provide the advantages of local marketing, underwriting and claims servicing with the economies of scale from centralized accounting, administrative, investment, data processing and other services.

            o An underwriting program and product mix designed to produce a Company-wide underwriting profit, i.e., a combined ratio of less than 100%, from careful risk selection and adequate pricing.

            o A goal of a closely balanced ratio between commercial business and personal business.

            o An agent selection process that focuses on appointing agencies with proven market strategies for the development of profitable business and an agent compensation plan providing for additional commissions based upon premium volume and profitability.

            o Gradual expansion into adjacent states, including Indiana, Ohio, New York and North Carolina.

            o A continuing effort to attract and retain qualified employees who receive incentive compensation based upon historical results.

Property and Casualty Insurance Products and Services

            The following table indicates the percentage of DGI's net premiums written represented by commercial lines and by personal lines for the years ended December 31, 1995, 1994 and 1993:


                                               Year Ended December 31,
                                      ----------------------------------------
                                      1995              1994              1993
                                      ----              ----              ----
Net Premiums Written:
  Commercial......................    46.8%             43.6%             43.2%
  Personal........................    53.2              56.4              56.8

            The commercial lines consist primarily of automobile, multi-peril and workers' compensation insurance. The personal lines consist primarily of automobile and homeowners insurance. These types of insurance are described in greater detail below:

      Commercial

            o Commercial automobile -- policies that provide protection against liability for bodily injury and property damage arising from automobile accidents, and provide protection against loss from damage to automobiles owned by the insured.

            o Workers' compensation -- policies purchased by employers to provide benefits to employees for injuries sustained during employment. The extent of coverage is established by the workers' compensation laws of each state.

            o Commercial multi-peril -- policies that provide protection to businesses against many perils, usually combining liability and physical damage coverages.

      Personal

            o Private passenger automobile -- policies that provide protection against liability for bodily injury and property damage arising from automobile accidents, and provide protection against loss from damage to automobiles owned by the insured.

            o Homeowners -- policies that provide coverage for damage to residences and their contents from a broad range of perils, including, fire, lightning, windstorm and theft. These policies also cover liability of the insured arising from injury to other persons or their property while on the insured's property and under other specified conditions.

            The following table sets forth the combined ratios of DGI, prepared in accordance with generally accepted accounting principles and statutory accounting principles prescribed or permitted by state insurance authorities. The combined ratio is a traditional measure of underwriting profitability. When the combined ratio is under 100%, underwriting results are generally considered profitable. Conversely, when the combined ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. DGI's operating income depends on income from both underwriting operations and investments.


                                                Year Ended December 31,
                                         -------------------------------------
                                         1995             1994            1993
                                         ----             ----            ----
GAAP Combined Ratio.................     97.3%           101.7%           99.1%
Statutory operating ratios:
  Loss ratio........................     65.6             68.9            67.4
  Expense ratio.....................     31.6             31.3            29.3
  Dividend ratio....................      1.2              1.7             1.5
                                        -----            -----           -----
  Statutory combined ratio..........     98.4            101.9            98.2
Industry statutory combined
  ratio(1)..........................    105.0            109.6           106.9

----------
(1) Source: Best's Aggregates & Averages Property-Casualty, 1993; Insurance Information Institute, 1995 and 1994.

            DGI is required to participate in involuntary insurance programs for automobile insurance, as well as other property and casualty insurance lines, in states in which DGI operates. These programs include joint underwriting associations, assigned risk plans, fair access to insurance requirements ("FAIR") plans, reinsurance facilities and windstorm plans. Legislation establishing these programs requires all companies that write lines covered by these programs to provide coverage (either directly or through reinsurance) for insureds who cannot obtain insurance in the voluntary market. The legislation creating these programs usually allocates a pro rata portion of risks attributable to such insureds to each company on the basis of direct premiums written or the number of automobiles insured. Generally, state law requires participation in such programs as a condition to doing business. The loss ratio on insurance written under involuntary programs has traditionally been greater than the loss ratio on insurance in the voluntary market. The impact of these involuntary programs on DGI has been immaterial.

            The following table sets forth the net premiums written and combined ratios by line of insurance for the business of DGI, prepared in accordance with statutory accounting practices prescribed or permitted by state insurance authorities, for the periods indicated.


                                               Year Ended December 31,
                                     ------------------------------------------
                                      1995              1994             1993
                                     -------          -------           -------
                                                   (in thousands)
Net Premiums Written:
Commercial:
  Automobile......................   $ 8,306          $ 6,133           $ 5,279
  Workers' compensation...........    17,607           15,110            15,098
  Commercial multi-peril..........    14,598           11,028            10,326
  Other...........................     2,422            2,251             1,958
                                     -------          -------           -------
   Total commercial ..............    42,933           34,522            32,661
                                     -------          -------           -------

Personal:
  Automobile......................    31,060           29,263            29,243
  Homeowners......................    14,932           12,850            11,214
  Other...........................     2,746            2,598             2,476
                                     -------          -------           -------
    Total personal................    48,738           44,711            42,933
                                     -------          -------           -------
Total business....................   $91,671          $79,233           $75,594
                                     =======          =======           =======

Statutory Combined Ratios:
Commercial:
  Automobile......................     92.9%           116.1%            104.0%
  Workers' compensation...........     76.9             80.0              96.8
  Commercial multi-peril..........    110.0             95.0              90.7
  Other...........................     88.2             92.4              98.7
    Total commercial..............     91.6%            92.0%             95.8%

Personal:
  Automobile......................     98.7%            92.3%             92.4%
  Homeowners......................    118.7            147.5             120.1
  Other...........................     90.8            111.4             102.0
    Total personal................    104.1%           109.3%             99.9%
Total business....................     98.4%           101.9%             98.2%

Property and Casualty Underwriting

            The underwriting department is responsible for the establishment of underwriting and risk selection guidelines and criteria for the various insurance products written by DGI. The underwriting department, in conjunction with the marketing representatives, works closely with DGI's independent agents to insure a comprehensive knowledge on the part of the agents of DGI's underwriting requirements and risk selection process.

            DGI's underwriting and pricing strategy is designed to produce an underwriting profit resulting in a Company-wide combined ratio below 100%. DGI and the Mutual Company have a conservative underwriting philosophy, which, in the opinion of management, is one of the prime reasons for DGI's favorable loss ratios relative to the property and casualty insurance industry over the last five years.

            The underwriting department has over time initiated risk inspection procedures and underwriting analysis on a per risk and class of business basis. It has also automated underwriting processing utilizing technology such as bar coding. Management has established monitoring and auditing processes to verify compliance with underwriting requirements and procedures.

            The underwriting department and the research and development section are responsible for the development of new insurance products and enhancements. Underwriting profitability is enhanced by the creation of niche products focused on classes of business which traditionally have provided underwriting profits.

Marketing

            DGI's insurance products, together with the products of the Mutual Company and their respective subsidiaries, are marketed through approximately 2,300 independent insurance agents associated with approximately 700 insurance agencies. Business is written by either DGI or the Mutual Company depending upon geographic location, agency license and product. Management has developed an agency appointment procedure that focuses on appointing agencies with proven marketing strategies for the development of profitable business. DGI regularly evaluates its agency force and continues to strive to obtain and retain a significant position within each agency relative to the amount of business similar to that of DGI placed by the agency with other insurers. DGI and the Mutual Company have developed a successful contingent commission plan for agents under which additional commissions are payable based upon the volume of premiums produced and the profitability of the business of the agency written by DGI and the Mutual Company. Management believes the contingent commission program has enhanced the ability of DGI and the Mutual Company to write profitable business.

            DGI has granted certain agents the authority to bind insurance within underwriting and pricing limits specified by DGI without the prior approval of DGI. However, DGI generally reviews all coverages placed by its agents and, subject to applicable insurance regulations, may cancel the coverage if it is inconsistent with DGI's guidelines.

            DGI believes that its regional structure enables it to compete effectively with large national companies. This regional structure permits DGI to take advantage of its knowledge of local operating territories and the opportunity to form strong, long-term relationships with the agents that represent DGI and the Mutual Company.

            DGI and the Mutual Company have developed comprehensive growth strategies for each of the commercial and personal lines of insurance business. DGI has focused on the small- to medium-sized commercial insurance markets, which have traditionally been a stable and profitable segment of the property and casualty insurance business. Commercial lines marketing is characterized by account selling, in which multiple lines of insurance are offered to a single policyholder.

            DGI believes that competitive and comprehensive products targeted to selected classes of personal lines business, along with excellent service to agents and policyholders, will provide growth with profitability. As is customary in the industry, insureds are encouraged to place both their homeowners and personal automobile insurance with DGI or the Mutual Company and are offered a discount for doing so.

Claims

            The claims department develops and implements policies and procedures for the establishment of claim reserves and the timely resolution and payment of claims. The management and staff of the department resolve policy coverage issues, manage and process reinsurance recoveries and handle salvage and subrogation matters.

            Insurance claims are normally investigated and adjusted by internal claims adjusters and supervisory personnel. Independent adjusters are employed as needed to handle claims in territories in which the volume of claims is not sufficient to justify hiring internal claims adjusters. The litigation and personal injury sections manage all claims litigation, and all claims above $25,000 require home office review and settlement authorization.

            Field office staffs are supported by home office technical, litigation, material damage, subrogation and medical audit personnel who provide specialized claims support. An investigative unit attempts to prevent fraud and abuse and to control losses.

Liabilities for Losses and Loss Expenses

            Liabilities for losses and loss expenses are estimates at a given point in time of what the insurer expects to pay to claimants, based on facts and circumstances then known, and it can be expected that the ultimate liability will exceed or be less than such estimates. Liabilities are based on estimates of future trends and claims severity, judicial theories of liability and other factors. However, during the loss adjustment period, additional facts regarding individual claims may become known, and consequently it often becomes necessary to refine and adjust the estimates of liability. Any adjustments are reflected in operating results in the year in which the changes are made.

            DGI maintains liabilities for the eventual payment of losses and loss expenses with respect to both reported and unreported claims. Liabilities for loss expenses are intended to cover the ultimate costs of settling all losses, including investigation and litigation costs from such losses. The amount of liability for reported losses is primarily based upon a case-by-case evaluation of the type of risk involved and knowledge of the circumstances surrounding each claim and the insurance policy provisions relating to the type of loss. The amount of liability for unreported claims and loss expenses is determined on the basis of historical information by line of insurance. Inflation is implicitly provided for in the reserving function through analysis of costs, trends and reviews of historical reserving results. Liabilities are closely monitored and are recomputed periodically by the Company and the Mutual Company using new information on reported claims and a variety of statistical techniques. Liabilities for losses are not discounted.

            The establishment of appropriate liabilities is an inherently uncertain process, and there can be no assurance that the ultimate liability will not exceed DGI's loss and loss expenses and have an adverse effect on DGI's results of operations and financial condition. As is the case for virtually all property and casualty insurance companies, DGI has found it necessary in the past to revise in non-material amounts estimated future liabilities for losses and loss expenses, and further adjustments could be required in the future. However, on the basis of DGI's internal procedures, which analyze, among other things, DGI's experience with similar cases and historical trends such as reserving patterns, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes, management of DGI believes that adequate provision has been made for DGI's liability for loss and loss expenses.

            Differences between liabilities reported in DGI's financial statements prepared on the basis of generally accepted accounting principles and financial statements prepared on a statutory accounting basis result from reducing statutory liabilities for anticipated salvage and subrogation recoveries. These differences amounted to $3,880,621, $2,730,112 and $2,159,614 at December 31, 1995, 1994 and 1993, respectively.

            The following tables set forth a reconciliation of the beginning and ending net liability for unpaid losses and loss expenses for the periods indicated on a GAAP basis for the Company.

                                                 Year Ended December 31,
                                       -----------------------------------------
                                         1995             1994             1993
                                       -------          -------          -------
                                                    (in thousands)
Net liability for unpaid losses
 and loss expenses at
 beginning of year.................... $62,577          $52,298          $43,449
                                       -------          -------          -------
Acquisition of Delaware American......                    5,670
                                       -------          -------          -------
New balance beginning of year.........  62,577           57,968           43,449
                                       -------          -------          -------
Provision for net losses and
 loss expenses for claims
 incurred in the current year.........  58,354           55,941           45,451
Increase (decrease) in provision
 for estimated net losses and
 loss expenses for claims
 incurred in prior years..............  (2,947)          (3,084)           1,264
                                       -------          -------          -------

Total incurred........................  55,407           52,857           46,715

Net losses and loss payments
 for claims incurred during:
 The current year.....................  28,834           30,544           21,779
 Prior years..........................  19,009           17,704           16,087
                                       -------          -------          -------

Total paid............................  47,943           48,248           37,866

Net liability for unpaid losses
 and loss expenses at
 end of year.......................... $70,040          $62,577          $52,298
                                       =======          =======          =======


            The following table sets forth the development of the liability for net unpaid losses and loss expenses for DGI on a GAAP basis from 1987 (the first full year of DGI's operations) to 1995, with supplemental loss data for 1995 and 1994.

            "Net liability at end of year for unpaid losses and loss expenses" sets forth the estimated liability for net unpaid losses and loss expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of net losses and loss expenses for claims arising in the current and all prior years that are unpaid at the balance sheet date including losses incurred but not reported.

            The "Liability reestimated as of" portion of the table shows the reestimated amount of the previously recorded liability based on experience for each succeeding year. The estimate is increased or decreased as payments are made and more information becomes known about the severity of the remaining unpaid claims. For example, the 1990 liability has developed a deficiency after five years, in that reestimated net losses and loss expenses are expected to be less than the estimated liability initially established in 1990 of $31,898,000 by $1,857,000.

            The "Cumulative deficiency (excess)" shows the cumulative deficiency or excess at December 31, 1995 of the liability estimate shown on the top line of the corresponding column. An excess in liability means that the liability established in prior years exceeded actual net losses and loss expenses or were reevaluated at less than the original amount. A deficiency in liability means that the liability established in prior years was less than actual net losses and loss expenses or were reevaluated at more than the original amount.

            The "Cumulative amount of liability paid through" portion of the table shows the cumulative net losses and loss expense payments made in succeeding years for net losses incurred prior to the balance sheet date. For example, the 1990 column indicates that as of December 31, 1995, payments equal to $27,439,000 of the currently reestimated ultimate liability for net losses and loss expenses of $30,041,000 had been made.

                                                               Year Ended December 31
                               ---------------------------------------------------------------------------------------
                                 1987       1988      1989     1990       1991     1992      1993     1994*     1995
                               --------   --------  -------- --------   -------- --------  -------- --------  --------
                                                           (in thousands)
Net liability at end of
 year for unpaid losses
 and loss expenses.............  $11,878  $20,734   $27,767   $31,898   $36,194  $43,449   $52,298   $62,577   $70,041
 Net liability
  reestimated as of:
   One year later..............   12,678   21,598    29,175    32,923    37,514   44,713    50,223    59,630
   Two years later.............   12,949   20,475    28,861    33,550    37,765   42,053    47,820
   Three years later...........   12,692   19,823    28,545    32,803    35,446   40,077
   Four years later............   12,160   19,296    27,717    31,004    33,931
   Five years later............   11,799   18,796    26,759    30,041
   Six years later.............   11,857   18,457    26,180
   Seven years later...........   11,782   18,189
   Eight years later...........   11,722

Cumulative deficiency
   (excess)....................  $  (156) $(2,545)  $(1,587)  $(1,857)  $(2,263) $(3,372)  $(4,478)  $(2,947)
                                 ======== ========  ========  ========  ======== ========  ========  ========

Cumulative amount of
 liability paid through:
  One year later...............  $ 5,891  $ 8,855   $11,401   $13,003   $13,519  $16,087   $15,947   $19,009
  Two years later..............    8,472   12,280    17,421    19,795    20,942   24,010    25,128
  Three years later............    9,988   14,912    20,986    24,178    25,308   28,802
  Four years later.............   10,774   16,292    23,268    26,413    27,826
  Five years later.............   11,209   17,201    24,331    27,439
  Six years later..............   11,388   17,706    24,909
  Seven years later............   11,484   17,782
  Eight years later............   11,544

*  Restated for acquisition of Delaware American

                                                               Year Ended December 31,
                                                               --------------------------
                                                               1994                  1995
                                                               ----                  ----
                                                                    (in thousands)
Gross liability at end of year........................         $87,744              $97,734
Reinsurance recoverable...............................          25,167               27,693
Net liability at end of year..........................          62,577               70,041
Gross reestimated liability -- latest.................          85,313
Reestimated recoverable -- latest.....................          25,683
Net reestimated liability -- latest...................          59,630
Gross cumulative excess...............................           2,431

Reinsurance

            DGI and the Mutual Company use several different reinsurers, all of which have a Best rating of A or better or, with respect to foreign reinsurers, have a financial condition which, in the opinion of management, is equivalent to a company with at least an A- rating.

            The external reinsurance purchased by DGI and the Mutual Company includes "excess treaty reinsurance" under which losses are automatically reinsured over a set retention ($250,000 for 1995) and "catastrophic reinsurance" under which the reinsured recovers 90% of an accumulation of many losses resulting from a single event, including natural disasters (for 1995, $3,000,000 retention) DGI's principal reinsurance agreement, other than that with the Mutual Company, is an excess of loss treaty in which the reinsurers are Continental Casualty Company, Employers Reinsurance Corporation and Dorinco Reinsurance Company. Reinsurance is also purchased on an individual policy basis to reinsure losses that may occur from large risks, specific risk types or specific locations. The amount of coverage provided under each of these types of reinsurance depends upon the amount, nature, size and location of the risk being reinsured. For property insurance, excess of loss treaties provide for coverage up to $1,000,000. For liability insurance, excess of loss treaties provide for coverage up to $30,000,000. Property catastrophe contracts provide coverage up to $50,000,000 resulting from one event. On both property and casualty insurance, DGI and the Mutual Company purchase facultative reinsurance to cover exposures from losses that exceed the limits provided by their respective treaty reinsurance. In addition, the Company and the Mutual Company maintain various reinsurance agreements between themselves in addition to the pooling agreement. Atlantic States and the Mutual Company have a catastrophe reinsurance agreement which limits the maximum liability for losses from any one catastrophe occurrence to $400,000 for Atlantic States. Southern and the Mutual Company have an excess of loss reinsurance agreement in which the Mutual Company assumes up to $150,000 for losses in excess of $100,000. Southern and the Mutual Company also have a catastrophe reinsurance agreement which limits Southern's liability to $300,000 from any one catastrophe occurrence. Delaware American and the Mutual Company have an aggregate of loss reinsurance agreement whereby the Mutual Company reinsures Delaware American against adverse developments in Delaware American's loss reserve and loss adjustment reserves in 1996 compared to December 31, 1995 and all loss and loss adjustment expenses in December 1995 and all of 1996 to the extent that the loss and loss adjustment expense ratios for those periods exceed the lesser of the loss and loss adjustment expense ratios for January-November 1995 and January-December 1995, respectively, or 60%. Delaware American and the Mutual Company also have an excess of loss reinsurance agreement in which the Mutual Company assumes up to $200,000 for losses in excess of $50,000. Delaware American and the Mutual Company also have a Catastrophe Reinsurance Agreement which limits Delaware American's liability to $300,000 from any one catastrophe occurrence. Delaware American and the Mutual Company also have a reinsurance contract whereby Delaware American cedes 70% of its workers' compensation business to the Mutual Company.

Competition

            The property and casualty insurance industry is highly competitive on the basis of both price and service. There are numerous companies competing for this business in the geographic areas where the Company operates, many of which are substantially larger and have greater financial resources than DGI, and no single company dominates. In addition, because the insurance products of DGI and the Mutual Company are marketed exclusively through independent insurance agencies, most of which represent more than one company, DGI faces competition to retain qualified independent agencies, as well as competition within agencies.

Investments

            DGI's return on invested assets is an important element of its financial results. Currently, the investment objective is to maintain a widely diversified fixed maturities portfolio structured to maximize after-tax investment income while minimizing credit risk through investments in high quality instruments. At December 31, 1995, all debt securities were rated investment grade with the exception of one unrated obligation of $250,000, and the investment portfolio did not contain any real estate, any mortgage loans or any non-performing assets.

            The following table shows the composition of the debt securities investment portfolio (at carrying value), excluding short-term investments, by rating as of December 31, 1995:

                                                    December 31, 1995
                                           ------------------------------------
     Rating(1)                               Amount                  Percent
--------------------                       -----------             ------------
                                                  (dollars in thousands)
U.S. Treasury and U.S.
  agency securities(2).................       $ 76,663                  53.4%
Aaa or AAA.............................         35,008                  24.3
Aa or AA...............................         24,250                  16.9
A......................................          7,455                   5.2
Not rated(3)...........................            250                   0.2
                                              --------                 -----
    Total..............................       $143,626                 100.0%
                                              ========                 ======
----------
(1) Ratings assigned by Moody's Investors Services, Inc. or Standard & Poor's Corporation.

(2)   Includes mortgage-backed securities of approximately $18,164,066.

(3) Represents one unrated obligation of The Lancaster County Hospital Authority Mennonite Home Project, which management of DGI believes to be equivalent to investment grade securities with respect to repayment risk.

            DGI invests in both taxable and tax-exempt securities as part of its strategy to maximize after-tax income. Such strategy considers, among other factors, the alternative minimum tax. Tax-exempt securities made up approximately 38.5%, 26.4% and 35.6% of the total investment portfolio at December 31, 1995, 1994 and 1993, respectively.

            The following table shows the classification of the investments (at carrying value) of DGI and its subsidiaries at December 31, 1995, 1994 and 1993.

                                                         December 31
                                  ------------------------------------------------------
                                        1995(1)            1994(1)            1993(2)
                                  ------------------ ------------------ -----------------
                                            Percent            Percent            Percent
                                              of                 of                 of
                                  Amount     Total   Amount     Total    Amount    Total
                                 --------   -----   --------   -------  --------  -------
                                                    (dollars in thousands)
Fixed maturities:
 Held to maturity:
  U.S. Treasury securities
   and obligations of U.S.
   government corporations
   and agencies..............    $ 19,676    12.2%  $ 14,271     9.8%   $ 13,052    10.8%
  Obligations of states and
   political subdivisions....      52,081    32.3     32,110    22.1      28,297    23.4
  Corporate securities.......      3,816      2.4      2,994     2.1       4,592     3.8
  Mortgage-backed
   securities................      16,406    10.1     20,783    14.2      17,476    14.4
                                 --------   -----   --------   -----    --------   -----
    Total held to
     maturity................      91,979    57.0     70,158    48.2      63,417    52.4
                                 --------   -----   --------   -----    --------   -----
 Available for sale:
  U.S. treasury securities
   and obligations of U.S.
   government corporations
   and agencies..............      35,421   21.9      33,429    22.9      16,032    13.2
  Obligations of states and
   political subdivisions....      10,120    6.3       6,357     4.4      14,828    12.3
  Corporate securities.......       4,348    2.7       3,734     2.6       6,225     5.1
  Mortgage-backed
   securities................       1,758    1.1         202     0.1       ---       --
                                 --------  -----    --------   -----    --------   ----
    Total available
     for sale................      51,647   32.0      43,722    30.0      37,085    30.6
                                 --------  -----    --------   -----    --------   -----
    Total fixed
     maturities..............     143,626   89.0     113,880    78.2     100,502    83.0
Equity securities(3).........       3,264    2.0       4,202     2.9       3,823     3.2
Short-term
 investments(4)..............      14,498    9.0      27,485    18.9      16,704    13.8
                                 --------  -----    --------   -----    --------   -----

Total investments............    $161,388  100.0%   $145,567   100.0%   $121,029   100.0%
                                 ========  ======   ========   ======   ========   =====

-----------------
(1) The Company accounts for investments in accordance with State-ment of Financial Accounting Standards (SFAS) No. 115, "Account-ing For Certain Investments in Debt and Equity Securities". See
      Notes 1 and 3 to the Consolidated Financial Statements incorpo-rated by reference herein. Fixed maturities held to maturity are valued at amortized cost; those fixed maturities available for sale are valued at fair value. Total fair value of fixed maturities held to maturity was $95,357,840 at December 31, 1995. The amortized cost of fixed maturities available for sale was $50,714,887 at December 31, 1995.

(2) Effective December 31, 1993, in anticipation of adopting SFAS No. 115, the Company specifically identified those fixed maturi- ties as to which it has both the ability and intent to hold to maturity and classified them as "Held to maturity." See Notes 1 and 3 to the Consolidated Financial Statements incorporated by reference herein. Fixed maturities held to maturity were valued at amortized cost; those fixed maturities available for sale were valued at the lower of aggregate amortized cost or fair value. Total fair value of fixed maturities was $111,006,515 at December 31, 1994 and $106,486,367 at December 31, 1993.

(3) Equity securities are valued at market. Total cost of equity securities was $2,954,487 at December 31, 1995, $4,897,115 at December 31, 1994 and
      $3,439,488 at December 31, 1993.

(4)   Short-term investments are valued at cost, which approximates market.

            The following table sets forth the maturities (at carrying value) in the fixed maturity and short-term investment portfolio at December 31, 1995, December 31, 1994 and December 31, 1993.

                                                  December 31
                          ---------------------------------------------------------
                                  1995                1994               1993
                          -------------------  ------------------ -----------------
                                      Percent            Percent            Percent
                                        of                 of                 of
                            Amount     Total   Amount     Total    Amount    Total
                          --------    ------- --------   -------  --------  -------
                                            (dollars in thousands)
Due in:(1)
One year or less........  $ 34,493     21.8%  $ 35,803    25.3    $ 19,208    16.4%
Over one year
 through three years....    19,546     12.4     34,204    24.2       9,062     7.7
Over three years
 through five years.....     9,559      6.0      5,346     3.8      10,121     8.6
Over five years
 through ten years......    35,005     22.1      9,846     7.0      18,712    16.0
Over ten years
 through fifteen
 years..................    39,172     24.8     29,665    21.0      31,606    27.0
Over fifteen years......     2,185      1.4      5,968     4.2      11,021     9.4
Mortgage-backed
 securities.............    18,164     11.5     20,534    14.5      17,476    14.9
                          --------    -----   --------   -----    --------   -----
                          $158,124    100.0%  $141,366   100.0%   $117,206   100.0%
                          ========    ======  ========   ======   ========   =====

----------
(1) Based on stated maturity dates with no prepayment assumptions. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

            As shown above, the Company held investments in mortgage-backed securities having a carrying value of $18,164,066 at December 31, 1995. Included in these investments are collateralized mortgage obligations ("CMOs") with a carrying value of $17,682,497 at December 31, 1995. The Company has attempted to reduce the prepayment risks associated with mortgage-backed securities by investing approximately 99.5%, as of December 31, 1995, of the Company's holdings of CMOs in planned amortization and very accurately defined tranches. Such investments are designed to alleviate the risk of prepayment by providing predictable principal prepayment schedules within a designated range of prepayments. If principal is repaid earlier than originally anticipated, investment yields may decrease due to reinvestment of these funds at lower current interest rates and capital gains or losses may be realized since the book value of securities purchased at premiums or discounts may be different from the prepayment amount.

            Investment results of DGI and its subsidiaries for the years ended December 31, 1995, 1994 and 1993 are shown in the following table:

                                           Year Ended December 31,
                                --------------------------------------------
                                  1995              1994              1993
                                  ----              ----              ----
                                        (dollars in thousands)

Invested assets(1)...........   $155,093          $134,636          $108,472
Investment income(2).........   $  9,270          $  7,778          $  6,478
Average yield................       6.0%              5.8%              6.0%

----------------
(1) Average of the aggregate invested amounts at the beginning and end of the period, including cash.

(2) Investment income is net of investment expenses and does not include realized investment gains or losses or provision for income taxes.

A.M. Best Rating

            In 1995, the Best rating of the Mutual Company, Atlantic States, Southern and Delaware American was "A", based upon their respective current financial conditions and historical statutory results of operations. Management believes that this Best rating is an important factor in marketing DGI's products to its agents and customers. Best's ratings are industry ratings based on a comparative analysis of the financial condition and operating performance of insurance companies as determined by their publicly available reports. Best's classifications are A++ and A+ (Superior), A and A-(Excellent), B++ and B+ (Very
Good), B and B- (Good), C++ and C+ (Fair), C and C- (Marginal), D (below minimum standards) and E and F (Liquidation). Best's ratings are based upon factors relevant to policyholders and are not directed toward the protection of inves-tors. According to Best, an "excellent" rating is assigned to those companies which, in Best's opinion, have achieved excellent overall performance when compared to the norms of the property and casualty insurance industry and have generally demonstrated a strong ability to meet policyholder and other contractual obligations.

Regulation

            Insurance companies are subject to supervision and regulation in the states in which they transact business. Such supervision and regulation relates to numerous aspects of an insurance company's business and financial condition. The primary purpose of such supervision and regulation is the protection of policyholders. The extent of such regulation varies, but generally derives from state statutes which delegate regulatory, supervisory and administrative authority to state insurance departments. Accordingly, the authority of the state insurance departments includes the establishment of standards of solvency which must be met and maintained by insurers, the licensing to do business of insurers and agents, the nature of and limitations on investments, premium rates for property and casualty insurance, the provisions which insurers must make for current losses and future liabilities, the deposit of securities for the benefit of policyholders, the approval of policy forms, notice requirements for the cancellation of policies and the approval of certain changes in control. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies.

            In addition to state-imposed insurance laws and regulations, in December 1993 the National Association of Insurance Commissioners (the "NAIC") adopted a new risk-based capital system for assessing the adequacy of statutory capital and surplus effective in 1994 which augments the states' current fixed dollar minimum capital requirements for insurance companies. At December 31, 1995, DGI exceeded the required levels of capital. There can be no assurance that the capital requirements applicable to DGI's business will not increase in the future.

            The states in which Atlantic States (Pennsylvania, Maryland and Delaware), the Mutual Company (Pennsylvania, Ohio, Maryland, New York, Virginia and Delaware), Southern (Virginia) and Delaware American (Delaware, Maryland and Pennsylvania) do business have guaranty fund laws under which insurers doing business in such states can be assessed on the basis of premiums written by the insurer in that state in order to fund policyholder liabilities of insolvent insurance companies. Under these laws in general, an insurer is subject to assessment, depending upon its market share of a given line of business, to assist in the payment of policyholder claims against insolvent insurers. The Mutual Company, Atlantic States, Southern and Delaware American have made accruals for their portion of assessments related to such insolvencies based upon the most current information furnished by the guaranty associations. During the five years ended December 31, 1995, the amount of such insolvency assess-ments paid by Atlantic States, Southern, the Mutual Company and Delaware American was not material.

            The property and casualty insurance industry has recently received a considerable amount of publicity because of rising insurance costs and the unavailability of insurance. New regulations and legislation are being proposed to limit damage awards, to control plaintiffs' counsel fees, to bring the industry under regulation by the federal government and to control premiums, policy terminations and other policy terms. It is not possible to predict whether, in what form or in what jurisdictions any of these proposals might be adopted or the effect, if any, on the Company.

            Most states have enacted legislation that regulates insurance holding company systems. Each insurance company in the holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. Pursuant to these laws, the respective insurance departments may examine the Mutual Company, the Company and their respective insurance subsidiaries at any time, require disclosure of material transactions by the holding company and require prior approval of certain transactions, such as "extraordinary dividends" from the insurance subsidiaries to the holding company.

            All transactions within the holding company system affecting the Mutual Company and the Company's insurance subsidiaries must be fair and equitable. Approval of the applicable insurance commissioner is required prior to consummation of transactions affecting the control of an insurer. In some states, including Pennsylvania, the acquisition of 10% or more of the outstanding capital stock of an insurer or its holding company is presumed to be a change in control. These laws also require notice to the applicable insurance commissioner of certain material transactions between an insurer and any person in its holding company system and, in some states, certain of such transactions cannot be consummated without the prior approval of the applicable insurance commissioner.

            The Company's insurance subsidiaries are restricted by the insurance laws of their respective states of domicile as to the amount of dividends or other distributions they may pay to the Company without the prior approval of the respective state regulatory authorities. Generally, the maximum amount that may be paid by an insurance subsidiary during any year after notice to, but without prior approval of the insurance commissioners of these states is limited to a stated percentage of that subsidiary's statutory capital and surplus as of a certain date, or the net income or net investment income not including realized capital gains of the subsidiary for the preceding year. As of December 31, 1995, amounts available for payment of dividends in 1996 without the prior approval of the various insurance commissioners were $5,224,905 from Atlantic States, $638,042 from Southern and $569,563 from Delaware American. See Note

11 to the Consolidated Financial Statements incorporated by reference herein.

The Mutual Company

            The Mutual Company, which was organized in 1889, has a Best rating of A (Excellent). At December 31, 1995, the Mutual Company had admitted assets of $159 million and policyholders' surplus of $72.5 million. At December 31, 1995, the Mutual Company had no debt and, of its total liabilities of $86.9 million, reserves for net losses and loss expenses accounted for $49.5 million and unearned premiums accounted for $23.4 million. Of the Mutual Company's investment portfolio of $136 million at December 31, 1995, investment-grade bonds accounted for $55 million, cash and short-term investments accounted for $8 million and mortgages accounted for $7 million. At December 31, 1995, the Mutual Company owned 2,507,633 shares of the Company's Common Stock, which were carried on the Mutual Company's books at $47 million. The foregoing financial information is presented on the statutory basis of accounting.

Employees

            As of December 31, 1995, the Mutual Company had 339 employees. The Mutual Company's employees provide a variety of services to DGI, Atlantic States, Delaware American and Southern as well as to the Mutual Company and its subsidiaries.


Item 2.     Properties.

            DGI shares headquarters with the Mutual Company in a building owned by the Mutual Company. The Mutual Company charges DGI for an appropriate portion of the building expenses under an inter-company allocation agreement which is consistent with the terms of the pooling agreement. The headquarters of the Mutual Company have approximately 82,000 square feet of office space, with an additional 40,000 square feet of office space currently under construction. The Mutual Company has a branch office of approximately 1,600 square feet in Pittsburgh, Pennsylvania, which it leases. Southern has a facility of approximately 10,000 square feet in Glen Allen, Virginia which it leases. Delaware American has a facility of approximately 4,000 square feet in New Castle, Delaware which it leases.


Item 3.     Legal Proceedings.

            DGI is a party to numerous lawsuits arising in the ordinary course of its insurance business. DGI believes that the resolution of these lawsuits will not have a material adverse effect on its financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders.

            No matter was submitted to a vote of holders of the Company's Common Stock during the fourth quarter of 1995.


Executive Officers of the Company

          Name               Age               Position
          ----               ---               --------

Donald H. Nikolaus            53       President and Chief Executive
                                       Officer since 1981

William H. Shupert            69          Senior Vice President -
                                       Underwriting since 1991; Vice
                                       President - Underwriting for
                                       18 years prior thereto

Ralph G. Spontak              43       Senior Vice President since
                                       1991; Chief Financial Officer
                                       since 1983; Vice President
                                       since 1983; Secretary since
                                       1988; KMG Main Hurdman for nine
                                       years to 1983

Frank J. Wood                 62       Vice President - Marketing
                                       since 1988; Manager - Marketing
                                       for one year prior thereto

Daniel J. Wagner              35       Treasurer since 1993; Controller for
                                       five years prior thereto

                                      PART II


Item 5.     Market for the Registrant's Common Equity and Related
            Stockholder Matters.

            The answer to this Item is incorporated in part by reference to page 25 of the Company's Annual Report to Stockholders for the year ended December 31, 1995, which is included as Exhibit (13) to this Form 10-K Report. As of March 15, 1996, the Company had approximately 372 holders of record of its Common Stock. The Company declared dividends of $.36 per share in 1994 and $.40 per share in 1995.


Item 6.     Selected Financial Data.

            The answer to this Item is incorporated by reference to page 1 of the Company's Annual Report to Stockholders for the year ended December 31, 1995, which is included as Exhibit (13) to this Form 10-K Report.


Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.

            The answer to this Item is incorporated by reference to pages 7 through 9 of the Company's Annual Report to Stockholders for the year ended December 31, 1995, which is included as Exhibit (13) to this Form 10-K Report.


Item 8.     Financial Statements and Supplementary Data.

            The answer to this Item is incorporated by reference to pages 10 through 23 of the Company's Annual Report to Stockholders for the year ended December 31, 1995, which is included as Exhibit (13) to this Form 10-K Report.


Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.

            None.

                                     PART III

Item 10.    Directors and Executive Officers of the Company.

            The answer to this Item with respect to the Company's directors is incorporated by reference to pages 5 through 7 of the Company's proxy statement relating to the Company's annual meeting of stockholders to be held April 18, 1996. The response to this Item with respect to the Company's executive officers is incorporated by reference to Part I of this Form 10-K Report.


Item 11.    Executive Compensation.

            The answer to this Item is incorporated by reference to pages 7 through 12 of the Company's proxy statement relating to the Company's annual meeting of stockholders to be held April 18, 1996, except for the Compensation Committee Report and the Performance Graph, which are not incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

            The answer to this Item is incorporated by reference to pages 2 through 3 of the Company's proxy statement relating to the Company's annual meeting of stockholders to be held April 18, 1996.


Item 13.    Certain Relationships and Related Transactions.

            The answer to this Item is incorporated by reference to pages 3 through 5 and page 13 of the Company's proxy statement relating to the Company's annual meeting of stockholders to be held April 18, 1996.

                                      PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a) Financial statements, financial statement schedules and exhibits filed:

            (1)   Consolidated Financial Statements
                                                                         Page*
                                                                         ----
     Report of Independent Auditors.................................      23

     Donegal Group Inc. and Subsidiaries:
       Consolidated Balance Sheets as of
          December 31, 1995 and 1994................................      10
       Consolidated Statements of Income
          for the three years ended
          December 31, 1995, 1994 and 1993..........................      11
       Consolidated Statements of Stockholders'
          Equity for the three years ended
          December 31, 1995, 1994 and 1993..........................      12
       Consolidated Statements of Cash Flows
          for the three years ended
          December 31, 1995, 1994 and 1993..........................      13
     Notes to Consolidated Financial Statements.....................   14-23

            (2)   Financial Statement Schedules
                                                                         Page
                                                                         ----
Donegal Group Inc. and Subsidiaries:

     Report of Independent Auditors on Schedules....................      33
     Schedule I.      Summary of Investments - Other
                      than Investments in Related
                      Parties.......................................      34
     Schedule II.     Condensed Financial Information
                      of Parent Company.............................   35-37
     Schedule III.    Supplementary Insurance
                      Information...................................   38-39
     Schedule IV.     Reinsurance...................................      40
     Schedule VI.     Supplemental Insurance Information
                      Concerning Property and Casualty
                      Subsidiary....................................   41-42

            All other schedules have been omitted since they are not required, not applicable or the information is included in the financial statements or notes thereto.

------------------
* Refers to the respective page of Donegal Group Inc.'s 1995 Annual Report to Stockholders. The Consolidated Financial Statements and Notes to Consolidated Financial Statements and Auditor's Report thereon on pages 10 through 23 are incorporated herein by reference.

With the exception of the portions of such Annual Report specifically incorporated by reference in this Item and Items 5, 6, 7 and 8, such Annual Report shall not be deemed filed as part of this Form 10-K Report or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

            (3)   Exhibits

Exhibit No.              Description of Exhibits                       Reference
-----------       ---------------------------------------              ---------

(3)(i)            Certificate of Incorporation of                           (a)
                  Registrant

(3)(ii)           Amended and Restated By-laws of                           (e)
                  Registrant

(4)               Form of Registrant's Common Stock                         (a)
                  Certificate

Management Contracts and Compensatory Plans or Arrangements

(10)(A)           Donegal Mutual Insurance Company                          (a)
                  Money Purchase Pension Plan and
                  Trust dated March 12, 1985

(10)(B)           Donegal Mutual Insurance Company                          (a)
                  Profit Sharing Plan and Trust
                  dated March 12, 1985

(10)(C)           Donegal Group Inc. Key Executive                          (b)
                  Incentive Bonus Plan dated
                  September 29, 1986

(10)(D)           Donegal Group Inc. Employee Stock                         (b)
                  Purchase Plan, as amended

(10)(E)           Donegal Group Inc. Equity Incentive                       (b)
                  Plan, as amended

(10)(F)           Donegal Group Inc. 1996 Equity                 filed herewith
                  Incentive Plan.

Other Material Contracts

(10)(G)           Tax Sharing Agreement dated                               (a)
                  September 29, 1986 between Donegal
                  Group Inc. and Atlantic States
                  Insurance Company

(10)(H)           Services Allocation Agreement dated                       (a)
                  September 29, 1986 between Donegal
                  Mutual Insurance Company, Donegal
                  Group Inc. and Atlantic States
                  Insurance Company

(10)(I)           Proportional Reinsurance Agreement                        (a)
                  dated September 29, 1986 between
                  Donegal Mutual Insurance Company
                  and Atlantic States Insurance Company

(10)(J)           Amendment dated October 1, 1988 to                        (c)
                  Proportional Reinsurance Agreement
                  between Donegal Mutual Insurance Company and Atlantic States Insurance Company

(10)(K)           Multi-Line Excess of Loss Reinsurance                     (e)
                  Agreement effective January 1, 1993
                  between Donegal Mutual Insurance Company,
                  Southern Insurance Company of Virginia,
                  Atlantic States Insurance Company and
                  Pioneer Mutual Insurance Company, and
                  Christiana General Insurance Corporation of New York, Cologne Reinsurance Company of America, Continental Casualty Company,
                  Employers Reinsurance Corporation and
                  Munich American Reinsurance Company

(10)(L)           Amendment dated July 16, 1992 to Propor-                  (d)
                  tional Reinsurance Agreement between
                  Donegal Mutual Insurance Company and
                  Atlantic States Insurance Company

(10)(M)           Amendment dated as of December 21, 1995                   (f)
                  to Proportional Reinsurance Agreement
                  between Donegal Mutual Insurance Company and Atlantic States Insurance Company

(10)(N)           Credit Agreement dated as of December 29,                 (f)
                  1995 between Donegal Group Inc. and Fleet
                  National Bank of Connecticut

(10)(O)           Stock Purchase Agreement dated as of                      (f)
                  December 21, 1995 between Donegal Mutual
                  Insurance Company and Donegal Group Inc.

(10)(P)           Donegal Group Inc. 1996 Employee Stock                    (g)
                  Purchase Plan.

(13)              1995 Annual Report to Stockholders             filed herewith
                  (electronic filing contains only
                  those portions incorporated by
                  reference into this Form 10-K
                  report).

(20)              Proxy Statement relating to the                filed herewith
                  Annual Meeting of Stockholders
                  to be held on April 18, 1996

(21)              Subsidiaries of Registrant                     filed herewith

(23)              Consent of Independent Auditors Certified      filed herewith

(27)              Financial Data Schedule                        filed herewith

(28)(A)           Analysis of Losses and Loss Expenses --                     P
                  Schedule P of the 1995 Annual Statement
                  of Donegal Mutual Insurance Company

(28)(B)           Analysis of Losses and Loss Expenses --                     P
                  Schedule P of the 1995 Annual Statement
                  of Atlantic States Insurance Company

(28)(C)           Analysis of Losses and Loss Expenses --                     P
                  Schedule P of the 1995 Annual Statement
                  of Southern Insurance Company of Virginia

(28)(D)           Analysis Losses and Loss Expenses --                        P
                  Schedule P of the 1995 Annual Statement
                  of Delaware American Insurance Company

------------------
(a) Such exhibit is hereby incorporated by reference to the like-described exhibits in Registrant's Form S-1
          Registration Statement No. 33-8533 declared effective
          October 29, 1986.

(b) Such exhibit is hereby incorporated by reference to the like-described exhibits in Registrant's Form 10-K Report for the year ended December 31, 1986.

(c) Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form 10-K Report for the year ended December 31, 1988.

(d) Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form 10-K Report for the year ended December 31, 1992.

(e) Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form S-2 Registration Statement No. 33-67346 declared effective September 29,
          1993.

(f) Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form 8-K Report dated December 21, 1995.

(g) Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form S-8 Registration Statement No. 333-1287 filed February 29, 1996.

      (b)   Reports on Form 8-K:

            During the quarter ended December 31, 1995, Registrant filed a report on Form 8-K dated December 21, 1995 in which information was reported under Item 5 (Other Events).

                                    SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DONEGAL GROUP INC.


Date:  March 29, 1996                 By: /s/Donald H. Nikolaus
                                         --------------------------------
                                         Donald H. Nikolaus, President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         Signature                             Title                  Date
----------------------------          -----------------------   ---------------

/s/Donald H. Nikolaus                 President and a            March 29, 1996
----------------------------          Director (principal
Donald H. Nikolaus                    executive officer)


/s/Ralph G. Spontak                   Senior Vice President      March 29, 1996
----------------------------          and Secretary (principal
Ralph G. Spontak                      financial and accounting
                                      officer)


/s/Robert S. Bolinger                 Director                   March 29, 1996
----------------------------
Robert S. Bolinger


----------------------------          Director                   March   , 1996
Thomas J. Finley, Jr.


/s/Patricia A. Gilmartin              Director                   March 29, 1996
----------------------------
Patricia A. Gilmartin


/s/Philip H. Glatfelter, II           Director                   March 29, 1996
----------------------------
Philip H. Glatfelter, II


/s/C. Edwin Ireland                   Director                   March 29, 1996
----------------------------
C. Edwin Ireland


/s/R. Richard Sherbahn                Director                   March 29, 1996
----------------------------
R. Richard Sherbahn

                          Independent Auditors' Report


The Stockholders and Board of Directors
Donegal Group Inc.

Under the date of February 23, 1996, we reported on the consolidated balance sheets of Donegal Group Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aformentioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, the Company adopted the provisions of Statement of Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" as of January 1, 1994.


                                                    KPMG Peat Marwick LLP



Harrisburg, Pennsylvania
February 23, 1996

                        DONEGAL GROUP INC. AND SUBSIDIARIES

                        SCHEDULE I - SUMMARY OF INVESTMENTS
                     OTHER THAN INVESTMENTS IN RELATED PARTIES

                                 December 31, 1995

                                                                 Amount at Which
                                                       Fair       Shown in the
                                        Cost           Value      Balance Sheet
                                    ------------    ------------ ---------------

Fixed Maturities:
 Held to maturity:
   United States government
    and governmental agencies
    and authorities including
    obligations of states and
    political subdivisions.......   $ 71,756,284    $ 74,525,605    $ 71,756,284
   All other corporate bonds.....      3,816,309       4,195,000       3,816,309
   Mortgage-backed securities....     16,406,529      16,637,235      16,406,529
                                    ------------    ------------    ------------
    Total fixed maturities
     held to maturity............     91,979,122      95,357,840      91,979,122
                                    ------------    ------------    ------------
 Available for sale:
   United States government
    and governmental agencies
    and authorities including
    obligations of states and
    political subdivisions.......     44,690,339      45,541,193      45,541,193
   All other corporate bonds.....      4,299,597       4,348,000       4,348,000
   Mortgage-backed securities....      1,724,951       1,757,537       1,757,537
                                    ------------    ------------    ------------
    Total fixed maturities
     available for sale..........     50,714,887      51,646,730      51,646,730
                                    ------------    ------------    ------------
      Total fixed
       maturities................    142,694,009     147,004,570     143,625,852
                                    ------------    ------------    ------------

Equity Securities:
 Preferred stocks
  Public utilities...............        562,500         598,750         598,750
  Banks..........................        625,000         646,875         646,875
  Industrial and
   miscellaneous ................      1,126,500       1,093,125       1,093,125
                                    ------------    ------------    ------------
     Total preferred stocks......      2,314,000       2,338,750       2,338,750
                                    ------------    ------------    ------------

 Common stocks
  Public utilities...............        131,516         121,250         121,250
  Banks..........................         53,525         358,628         358,628
  Industrial and
   miscellaneous.................        455,446         445,250         445,250
                                    ------------    ------------    ------------
    Total common stocks..........        640,487         925,128         925,128
                                    ------------    ------------    ------------
     Total equity securities.....      2,954,487       3,263,878       3,263,878
                                    ------------    ------------    ------------

Short-term investments...........     14,498,579      14,498,579      14,498,579
                                    ------------    ------------    ------------
  Total investments..............   $160,147,075    $164,767,027    $161,388,309
                                    ============    ============    ============

                        DONEGAL GROUP INC. AND SUBSIDIARIES

          SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

                             Condensed Balance Sheets
                                 ($ in thousands)
                            December 31, 1995 and 1994

                                      ASSETS
                                                       1995            1994*
                                                     --------        -------

Investment in subsidiaries (equity method)             $75,236          $59,346
Short-term investments, at cost,
  which approximates market                              1,117              373
Cash                                                       147              194
Property and equipment                                   1,355            1,339
Current income taxes                                       341                9
Loan costs                                                 280
Other receivables                                            4
                                                       -------          -------
        Total assets                                   $78,480          $61,261
                                                       =======          =======

                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         1995             1994
                                                       --------         --------

Cash dividends declared to stockholders                $   428          $   369
Accounts payable and accrued expenses                      317               92
Deferred income taxes                                      250              235
Payable to affiliates                                      202
Line of credit                                           5,000
                                                       -------          -------
        Total liabilities                                6,197              696

Stockholders' equity
   Preferred stock, $1.00 par value,
     authorized 1,000,000 shares,
     none issued
   Common stock, $1.00 par value,
     authorized 10,000,000 shares,
     issued 4,326,362 and 4,162,770
     shares and outstanding 4,261,314
     and 4,097,722 shares                                4,327            4,163
  Additional paid-in capital                            35,018           33,459
  Net unrealized gains (losses)
     on investments                                        819             (998)
  Retained earnings, including equity
     in undistributed net income of
     subsidiaries ($37,202 and $28,631)                 32,939           24,761
  Treasury stock at cost                                  (820)            (820)
                                                       -------          -------

Total stockholders' equity                              72,283           60,565
                                                       -------          -------

Total liabilities and
   stockholders' equity                                $78,480          $61,261
                                                       =======          =======

* Restated

                        DONEGAL GROUP INC. AND SUBSIDIARIES

          SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

                          Condensed Statements of Income
                                 ($ in thousands)

                   Years ended December 31, 1995, 1994 and 1993


                                          1995            1994*         1993
                                        --------        --------      --------

Revenues

   Dividends-subsidiary                  $   900          $  900       $  500
   Lease income                              491             463          403
   Investment income                          13              12           23
                                         -------          ------       ------
     Total revenues                        1,404           1,375          926
                                         -------          ------       ------

Expenses

  Operating expenses                         411             418          369
  Interest                                     4              10          307
                                         -------          ------       ------
     Total expenses                          415             428          676
                                         -------          ------       ------

Income before income
   tax benefit and equity in
  undistributed net income
  of subsidiaries                            989             947          250

Income tax (benefit)                        (298)             16          (79)
                                         --------         ------       -------

Income before equity in
   undistributed net
  income of subsidiaries                   1,287             931          329

Equity in undistributed net
   income of subsidiaries                  8,571           4,109        6,053
                                         -------          ------       ------

Net income                               $ 9,858          $5,040       $6,382
                                         =======          ======       ======

* Restated

                        DONEGAL GROUP INC. AND SUBSIDIARIES

               SCHEDULE II - CONDENSED INFORMATION OF PARENT COMPANY

                        Condensed Statements of Cash Flows
                                 ($ in thousands)
                   Years ended December 31, 1995, 1994 and 1993

                                              1995           1994*        1993
                                            --------       --------     --------

Cash flows from operating activities:
   Net income                               $ 9,858        $ 5,040     $  6,382
   Adjustments to reconcile net
   income to net cash provided by
   operating activities:
     Equity in undistributed net
        income of subsidiaries               (8,571)        (4,109)      (6,053)
     Increase (decrease) in accounts
        payable and accrued expenses            225             22            3
     Depreciation and amortization              264            257          222
     Increase in deferred income tax             15             21           46
     Increase in current
        income tax receivable                  (332)            (2)       ---
                                            -------        -------      -------
     Increase in other receivables             (284)         ---          ---
     Net adjustments                         (8,683)        (3,811)      (5,782)
                                            -------        -------      -------
   Net cash provided by
     operating activities                     1,175          1,229          600
                                            -------        -------      -------

Cash flows from investing activities:
   Net sales (purchases) of short-term
     investments                               (744)           447         (820)
   Net purchase of property and equipment      (279)          (110)        (449)
   Capital contribution to subsidiaries       ---            ---         (9,500)
   Net purchases of long-term investments     ---             (200)       ---
   Acquisition of Delaware American          (5,300)         ---          ---
                                            -------        -------      -------
   Net cash provided by (used in)
     investing activities                    (6,323)           137      (10,769)
                                            -------        -------      -------

Cash flows from financing activities:
   Short-term bank borrowings                 ---            ---          ---
   Repayment of short-term bank
     borrowings                               ---            ---         (4,500)
   Cash dividends paid                       (1,622)        (1,433)      (1,011)
   Issuance of common stock                                    125       16,369
   Purchase of treasury stock                 1,723          ---           (820)
   Line of credit                             5,000          ---          ---
                                            -------        -------      -------
   Net cash provided by (used in)
     financing activities                     5,101         (1,308)      10,038
                                            -------        -------      -------

Net change in cash                              (47)            58         (131)
     Cash beginning                             194            136          267
                                            -------        -------      -------
     Cash ending                            $   147        $   194      $   136
                                            =======        =======      =======

* Restated

                            DONEGAL GROUP INC. AND SUBSIDIARIES

                    SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

                                                                            Amortization
                                                                Net         of Deferred
                                Net              Net           Losses          Policy           Other         Net
                               Earned        Investment       and Loss      Acquisition      Underwriting   Premiums
     Segment                  Premiums         Income         Expenses          Costs          Expenses     Written
     -------                  --------       ----------       --------      ------------     ------------   -------
   Year Ended
December 31, 1995
-----------------
Property and casualty        $86,277,852     $ 9,256,960    $55,407,254      $14,412,000     $13,049,188   $91,671,128

Parent                           ---              12,924        ---              ---             ---            ---
                             -----------     -----------    -----------      -----------     -----------   -----------
                             $86,277,852     $ 9,269,884    $55,407,254      $14,412,000     $13,049,188   $91,671,128
                             ===========     ===========    ===========      ===========     ===========   ===========

   Year Ended
December 31, 1994*
------------------
Property and casualty        $77,232,889     $ 7,765,950    $52,857,302      $12,055,000     $12,278,473   $79,233,963

Parent                           ---              12,214        ---              ---             ---            ---
                             -----------     -----------    -----------      -----------     -----------   -----------

                             $77,232,889     $ 7,778,164    $52,857,302      $12,055,000     $12,278,473   $79,233,963
                             ===========     ===========    ===========      ===========     ===========   ===========


   Year Ended
December 31, 1993
-----------------
Property and casualty        $69,415,874     $ 6,455,071    $46,714,826      $11,475,000     $ 9,545,102   $75,594,469

Parent                           ---              23,283        ---              ---             ---            ---
                             -----------     -----------    -----------      -----------     -----------   -----------

                             $69,415,874     $ 6,478,354    $46,714,826      $11,475,000     $ 9,545,102   $75,594,469
                             ===========     ===========    ===========      ===========     ===========   ===========

*  Restated

                            DONEGAL GROUP INC. AND SUBSIDIARIES

                    SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION


                                            At December 31,
                        --------------------------------------------------------
                         Deferred      Liability                    Other Policy
                          Policy       for Losses                    Claims and
                        Acquisition     and Loss       Unearned       Benefits
      Segment              Costs        Expenses       Premiums        Payable
      -------           -----------    ----------      --------      -----------


       1995
       ----

Property and casualty   $ 6,902,218    $97,733,851    $54,377,239     $   ---



       1994*
       -----

Property and casualty   $ 5,551,869    $87,743,937    $46,755,095     $   ---


*  Restated

                            DONEGAL GROUP INC. AND SUBSIDIARIES

                                 SCHEDULE IV - REINSURANCE


                                     Ceded       Assumed              Percentage
                       Gross       To Other     From Other      Net     Assumed
                       Amount      Companies    Companies      Amount    to Net
                       ------      ---------    ---------      ------    ------


   Year Ended
December 31, 1995
-----------------
Property and
 casualty premiums   $40,552,497  $29,099,448  $74,824,803  $86,277,852     87%
                     ===========  ===========  ===========  ===========    ====

   Year Ended
December 31, 1994*
------------------
Property and
 casualty premiums   $35,275,866  $24,365,441  $66,322,464  $77,232,889     86%
                     ===========  ===========  ===========  ===========    ====


   Year Ended
December 31, 1993
-----------------
Property and
 casualty premiums   $27,954,300  $21,447,088  $62,908,662  $69,415,874     91%
                     ===========  ===========  ===========  ===========    ====


*  Restated

                            DONEGAL GROUP INC. AND SUBSIDIARIES

                     SCHEDULE VI - SUPPLEMENTARY INSURANCE INFORMATION
                       CONCERNING PROPERTY AND CASUALTY SUBSIDIARIES



                                                      Discount,
                    Deferred         Liability        if any,
                     Policy          for Losses       Deducted
                   Acquisition        and Loss         From            Unearned
                      Costs           Expenses        Reserves         Premiums
                   -----------       -----------     -----------     -----------
At December 31,

     1995          $ 6,902,218       $97,733,851     $    ---        $54,377,239
                   ===========       ===========     ===========     ===========

     1994*         $ 5,551,869       $87,743,937     $    ---        $46,755,095
                   ===========       ===========     ===========     ===========



* Restated

                            DONEGAL GROUP INC. AND SUBSIDIARIES

                     SCHEDULE VI - SUPPLEMENTARY INSURANCE INFORMATION
                       CONCERNING PROPERTY AND CASUALTY SUBSIDIARIES


                                                        Losses and Loss
                                                      Expenses Related to    Amortization
                                                    ----------------------   of Deferred         Net
                         Net                          (1)           (2)         Policy       Paid Losses      Net
                        Earned      Investment      Current        Prior     Acquisition       and Loss     Premiums
                       Premiums       Income          Year         Years         Costs         Expenses     Written
                       --------     ----------      -------      ---------   ------------    ------------   -------
  Year Ended
December 31, 1995     $86,277,852   $ 9,256,960    $58,354,254 $(2,947,000)   $14,412,000     $47,943,360   $91,671,128
                      ===========   ===========    =========== ============   ===========     ===========   ===========


   Year Ended
December 31, 1994*    $77,232,889   $ 7,765,950    $55,941,502 $(3,084,000)   $12,055,000     $48,248,316   $79,233,963
                      ===========   ===========    =========== ============   ===========     ===========   ===========


   Year Ended
December 31, 1993     $69,415,874   $ 6,455,071    $45,451,826  $ 1,263,000   $11,475,000     $37,865,913   $75,594,469
                      ===========   ===========    ===========  ===========   ===========     ===========   ===========


*  Restated

                                       EXHIBIT INDEX
                         (Pursuant to Item 601 of Regulation S-K)



Exhibit No.              Description of Exhibits                       Reference
-----------              -----------------------                       ---------

(3)(i)                Certificate of Incorporation of                     (a)
                      Registrant

(3)(ii)               Amended and Restated By-laws of                     (e)
                      Registrant

(4)                   Form of Registrant's Common Stock                   (a)
                      Certificate

Management Contracts and Compensatory Plans or Arrangements

(10)(A)               Donegal Mutual Insurance Company                    (a)
                      Money Purchase Pension Plan and
                      Trust dated March 12, 1985

(10)(B)               Donegal Mutual Insurance Company                    (a)
                      Profit Sharing Plan and Trust
                      dated March 12, 1985

(10)(C)               Donegal Group Inc. Key Executive                    (b)
                      Incentive Bonus Plan dated
                      September 29, 1986

(10)(D)               Donegal Group Inc. Employee Stock                   (b)
                      Purchase Plan, as amended

(10)(E)               Donegal Group Inc. Equity Incentive                 (b)
                      Plan, as amended

(10)(F)               Donegal Group Inc. 1996 Equity           filed herewith
                      Incentive Plan

Other Material Contracts

(10)(G)               Tax Sharing Agreement dated                         (a)
                      September 29, 1986 between Donegal
                      Group Inc. and Atlantic States
                      Insurance Company

(10)(H)               Services Allocation Agreement dated                 (a)
                      September 29, 1986 between Donegal
                      Mutual Insurance Company, Donegal
                      Group Inc. and Atlantic States
                      Insurance Company

(10)(I)               Proportional Reinsurance Agreement                  (a)
                      dated September 29, 1986 between
                      Donegal Mutual Insurance Company
                      and Atlantic States Insurance Company

(10)(J)               Amendment dated October 1, 1988 to                  (c)
                      Proportional Reinsurance Agreement
                      between Donegal Mutual Insurance Company and Atlantic States Insurance Company

(10)(K)               Multi-Line Excess of Loss Reinsurance               (e)
                      Agreement effective January 1, 1993
                      between Donegal Mutual Insurance Company,
                      Southern Insurance Company of Virginia,
                      Atlantic States Insurance Company and
                      Pioneer Mutual Insurance Company, and
                      Christiana General Insurance Corporation of New York, Cologne Reinsurance Company of America, Continental Casualty Company,
                      Employers Reinsurance Corporation and
                      Munich American Reinsurance Company

(10)(L)               Amendment dated July 16, 1992 to Propor-            (d)
                      tional Reinsurance Agreement between
                      Donegal Mutual Insurance Company and
                      Atlantic States Insurance Company

(10)(M)               Amendment dated as of December 21, 1995             (f)
                      to Proportional Reinsurance Agreement
                      between Donegal Mutual Insurance Company and Atlantic States Insurance Company

(10)(N)               Credit Agreement dated as of December 29,           (f)
                      1995 between Donegal Group Inc. and Fleet
                      National Bank of Connecticut

(10)(O)               Stock Purchase Agreement dated as of                (f)
                      December 21, 1995 between Donegal Mutual
                      Insurance Company and Donegal Group Inc.

(10)(P)               Donegal Group Inc. 1996 Employee Stock              (g)
                      Purchase Plan.

(13)                  1995 Annual Report to Stockholders       filed herewith
                      (electronic filing contains only
                      those portions incorporated by
                      reference into this Form 10-K
                      report.)

(20)                  Proxy Statement relating to the Annual   filed herewith
                      Meeting of Stockholders to be held on
                      April 18, 1996

(21)                  Subsidiaries of Registrant               filed herewith

(23)                  Consent of Independent Auditors          filed herewith

(27)                  Financial Data Schedule                  filed herewith

(28)(A)               Analysis of Losses and Loss                           P
                      Expenses -- Schedule P of the 1995
                      Annual Statement of Donegal Mutual
                      Insurance Company

(28)(B)               Analysis of Losses and Loss                           P
                      Expenses -- Schedule P of the 1995
                      Annual Statement of Atlantic
                      States Insurance Company

(28)(C)               Analysis of Losses and Loss Expenses --               P
                      Schedule P of the 1995 Annual Statement
                      of Southern Insurance Company of Virginia

(28)(D)               Analysis Losses and Loss Expenses --                  P
                      Schedule P of the 1995 Annual
                      Statement of Delaware American
                      Insurance Company
------------------
(a) Such exhibit is hereby incorporated by reference to the like-described exhibits in Registrant's Form S-1 Registration Statement No. 33-8533 declared effective October 29, 1986.

(b) Such exhibit is hereby incorporated by reference to the like-described exhibits in Registrant's Form 10-K Report for the year ended December 31, 1986.

(c) Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form 10-K Report for the year ended December 31, 1988.

(d) Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form 10-K Report for the year ended December 31, 1992.

(e) Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form S-2 Registration Statement No. 33-67346 declared effective September 29, 1993.

(f) Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form 8-K Report dated December 21, 1995.

(g) Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form S-8 Registration Statement No. 333-1287 filed on February 29, 1996.