Form 10-Q
period 1996-03-31
DONEGAL GROUP INC
filed 1996-05-14
CIK 800457

Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)
[x]               Quarterly Report Pursuant to Section 13 of the
                  Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1996.

                                                 or
[ ]               Transition Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange
                  Act of 1934

For the transition period from _________________ to ___________________.

Commission File No. 0-15341

                               Donegal Group Inc.
                               ------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                            23-2424711
                    --------                            ----------
         (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)             Identification No.)

             1195 River Road, P.O. Box 302, Marietta, PA 17547-0302
             ------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (717) 426-1931
                                 --------------
              (Registrant's telephone number, including area code)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x . No. .

                Applicable Only to Issuers Involved in Bankruptcy
                  Proceedings During the Preceding Five Years:

     Indicate by check mark whether the registrant has filed all documents and reports required by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes . No .

                      Applicable Only to Corporate Issuers:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,276,944 shares of Common Stock, $1.00 par value, outstanding on April 30, 1996.

                          Part I. Financial Information
Item 1.  Financial Statements.
                       Donegal Group Inc. And Subsidiaries
                           Consolidated Balance Sheet


                                                                  March 31, 1996              December 31, 1995
                                                                  --------------              -----------------
                                                                     (Unaudited)
Assets
Investments
    Fixed maturities
       Held to maturity, at amortized cost                         $ 97,938,223                   $ 91,979,122
       Available for sale, at market value                           53,023,771                     51,646,730
    Equity securities, available for sale at market                   4,093,737                      3,263,878
    Short-term investments, at cost, which
       approximate market                                             6,476,698                     14,498,579
                                                                   ------------                    -----------
          Total Investments                                         161,532,429                    161,388,309
Cash                                                                  1,598,082                      1,747,572
Accrued investment income                                             2,258,730                      2,414,095
Premiums receivable                                                  12,081,429                     11,790,396
Reinsurance receivable                                               28,595,941                     27,693,106
Federal income tax receivable                                           199,632                        551,990
Deferred policy acquisition costs                                     7,247,548                      6,902,218
Deferred federal income taxes                                         3,726,696                      3,411,544
Prepaid reinsurance premiums                                         13,409,939                     13,055,893
Property and equipment, net                                           2,231,126                      2,282,570
Accounts receivable - securities                                         20,062                      2,702,895
Due from affiliate                                                    2,747,478                        546,746
Other                                                                 2,258,840                      1,217,032
                                                                   ------------                    -----------
          Total Assets                                             $237,907,932                   $235,704,366
                                                                    ===========                    ===========

Liabilities and Stockholders' Equity

Liabilities
    Losses and loss expenses                                       $100,079,040                   $ 97,733,851
    Unearned premiums                                                56,939,072                     54,377,239
    Accrued expenses                                                  1,520,848                      2,373,142
    Reinsurance balances payable                                        661,364                        634,731
    Cash dividend declared to stockholders                                  ---                        427,694
    Line of credit                                                    5,000,000                      5,000,000
    Accounts payable - securities                                        77,297                      2,491,148
    Other                                                               265,988                        181,426
    Due to affiliate - Delaware American acquisition                        ---                        202,243
                                                                    -----------                    -----------
          Total Liabilities                                         164,543,609                    163,421,474
                                                                    -----------                    -----------
Stockholders' Equity
    Preferred stock, $1.00 par value, authorized
       1,000,000 shares; none issued
    Common stock, $1.00 par value, authorized 10,000,000 shares, issued 4,341,992 and 4,326,362 shares and outstanding
       4,276,944 and 4,261,314 shares                                 4,341,992                      4,326,362
    Additional paid-in capital                                       35,202,492                     35,017,965
    Net unrealized gains on investments                                 289,555                        819,213
    Retained earnings                                                34,350,064                     32,939,132
    Treasury stock                                                     (819,780)                      (819,780)
                                                                   ------------                    -----------
          Total Stockholders' Equity                                 73,364,323                     72,282,892
                                                                   ------------                    -----------
          Total Liabilities and
              Stockholders' Equity                                 $237,907,932                   $235,704,366
                                                                    ===========                    ===========

          See accompanying notes to consolidated financial statements.
                                       -1-

                      Donegal Group Inc. and Subsidiaries
                        Consolidated Statement of Income
                                   (Unaudited)

               For the three months ended March 31, 1996 and 1995



                                                                          Three Months Ended March 31,
                                                                      1996                             1995
                                                                      ----                             ----
Revenues:


    Premiums earned                                                 $32,643,804                    $27,167,532
    Premiums ceded                                                    7,948,495                      6,834,384
                                                                    -----------                    -----------
       Net premiums earned                                           24,695,309                     20,333,148
    Investment income, net of investment
       expenses                                                       2,591,734                      2,213,537
    Realized gain                                                       262,074                         23,960
    Lease income                                                        131,997                        118,721
    Service charge income                                               217,668                        318,900
                                                                    -----------                    -----------
       Total Revenues                                                27,898,782                     23,008,266
                                                                     ----------                     ----------


Expenses:


    Losses and loss expenses                                         22,799,231                     15,939,151
    Reinsurance recoveries                                            5,005,994                      3,483,736
                                                                    -----------                    -----------
       Net losses and loss expenses                                  17,793,237                     12,455,415
    Amortization of deferred policy
       acquisition costs                                              4,112,000                      3,214,217
    Other underwriting expenses                                       3,426,291                      3,460,247
    Policy dividends                                                    345,235                        309,191
    Interest                                                            106,005                       ---
    Other expenses                                                      387,579                        303,535
                                                                    -----------                    -----------
       Total Expenses                                                26,170,347                     19,742,605
                                                                    -----------                    -----------


    Income before income taxes                                        1,728,435                      3,265,661
Income taxes                                                            317,503                        835,536
                                                                    -----------                    -----------
    Net income                                                      $ 1,410,932                    $ 2,430,125
                                                                     ==========                     ==========



Earnings per common share                                                  $.32                           $.58
                                                                            ===                            ===




          See accompanying notes to consolidated financial statements.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996




                                                                        Net Unreal-                               Total
                                    Common Stock         Additional     ized Gains                                Stock-
                                    ------------           Paid-In      (Losses)on     Retained    Treasury      holders'
                                 Shares        Amount      Capital      Investments    Earnings     Stock         Equity
                                 ------        ------      -------      -----------    --------     -----         ------


Balance,
  January 1, 1996               4,326,362    $4,326,362   $35,017,965   $  819,213    $32,939,132  $(819,780)   $72,282,892


Net Income                                                                              1,410,932                 1,410,932


Unrealized loss
  on investments                                                          (529,658)                                (529,658)


Issuance of
  Common Stock                     15,630        15,630       184,527                                               200,157
                                ---------    ----------   -----------   ----------    -----------  ---------    -----------
Balance,
  March 31, 1996                4,341,992    $4,341,992   $35,202,492   $   289,555   $34,350,064  $(819,780)   $73,364,323
                                =========    ==========   ===========   ===========   ===========  =========    ===========

                 See accompanying notes to financial statements.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
               For the three months ended March 31, 1996 and 1995


                                                                                            Three months ended March 31,
                                                                                          1996                       1995
                                                                                          ----                       ----

Cash Flows from Operating Activities:
   Net income                                                                         $ 1,410,932               $  2,430,125
                                                                                      -----------               ------------
   Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization                                                       95,998                     77,974
       Realized investment gain                                                          (262,074)                   (23,960)
   Changes in Assets and Liabilities:
       Losses and loss expenses                                                         2,345,189                  2,646,396
       Unearned premiums                                                                2,561,833                    385,399
       Premiums receivable                                                               (291,033)                  (143,336)
       Deferred acquisition costs                                                        (345,330)                   (24,085)
       Deferred income taxes                                                              (45,426)                  (154,749)
       Reinsurance receivable                                                            (902,835)                (1,571,031)
       Prepaid reinsurance premiums                                                      (354,046)                  (452,970)
       Accrued investment income                                                          155,365                    161,797
       Due from affiliate                                                              (2,200,732)                   506,932
       Accounts payable reinsurance                                                        26,633                    (95,608)
       Current income taxes payable                                                       352,358                    815,726
       Other, net                                                                      (1,812,278)                  (724,189)
                                                                                      -----------                -----------
Net adjustments                                                                          (676,378)                 1,404,296
                                                                                      -----------                -----------
       Net cash provided by operating activities                                          734,554                  3,834,421
                                                                                      -----------                -----------
Cash flows from investing activities:
   Purchase of fixed maturities
       Held to maturity                                                               (12,288,799)                (4,332,754)
       Available for sale                                                              (7,078,150)                (4,651,582)
   Purchase of equity securities, available for sale                                   (7,627,909)                  (394,600)
   Maturity of fixed maturities
       Held to maturity                                                                 3,898,961                     81,218
       Available for sale                                                               4,006,806                        ---
   Sale of fixed maturities - available for sale                                        3,427,022                  2,578,308
   Sale of equity securities, available for sale                                        7,225,064                    842,399
   Acquisition of Delaware American                                                      (202,243)                   219,187
   Purchase of property and equipment                                                     (39,140)                  (109,545)
   Net sales of short-term investments                                                  8,021,881                  1,518,847
                                                                                      -----------                -----------
       Net cash used in investing activities                                             (656,507)                (4,248,522)
                                                                                     ------------                 ----------
Cash flows from financing activities:
   Cash dividends paid                                                                   (427,694)                  (369,335)
   Issuance of common stock                                                               200,157                    182,448
                                                                                     ------------               ------------
   Net cash provided by (used in)
       financing activities                                                              (227,537)                  (186,887)
                                                                                      -----------               ------------

Net decrease in cash                                                                     (149,490)                  (600,988)
Cash at beginning of year                                                               1,747,572                  1,263,764
                                                                                      -----------               ------------
Cash at end of quarter                                                                $ 1,598,082               $    662,776
                                                                                      ===========               ============

Cash paid during period          - Interest                                           $       375               $          0
                                 - Income taxes                                       $         0               $    175,000

          See accompanying notes to consolidated financial statements.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Overview

     Donegal Group Inc. ("DGI" or the "Company") is a regional insurance holding company doing business in Pennsylvania, Maryland, Delaware, Virginia and Ohio through its three wholly owned property-casualty insurance subsidiaries, Atlantic States Insurance Company ("Atlantic"), Southern Insurance Company of Virginia ("Southern") and Delaware American Insurance Company ("Delaware"). The Company's major lines of business in 1995 and their percentage of total net earned premiums were Automobile Liability (28.2%), Workers' Compensation (19.1%), Automobile Physical Damage (15.5%), Homeowners (16.4%), and Commercial Multiple Peril (14.8%). The subsidiaries are subject to regulation by Insurance Departments in those states in which they operate and undergo periodic examination by those departments. The subsidiaries are also subject to competition from other insurance carriers in their operating areas. DGI was formed in September 1986 by Donegal Mutual Insurance Company (the "Mutual Company"), which owns 59% of the outstanding common shares of the Company as of March 31, 1996.

     Atlantic States participates in an intercompany pooling arrangement with the Mutual Company and assumes 60% of the pooled business, 50% prior to January 1, 1993. Southern cedes 50% of its business to the Mutual Company and Delaware American cedes 70% of its Workers' Compensation business to the Mutual Company. Because the Mutual Company places substantially all of the business assumed from Southern and Delaware American into the pool, from which the Company has a 60% allocation, the Company's results of operations include approximately 80% of the business written by Southern and approximately 70% of the Workers' Compensation business written by Delaware American.

   On December 29, 1995, the Company acquired all of the outstanding stock of Delaware American Insurance Company. This transaction was accounted for as if it were a "Pooling of interest," and as such, the Company's financial statements have been restated to include Delaware as a consolidated subsidiary from January 1, 1994 to the present.

   In January 1994, the Company organized a new subsidiary, Atlantic Insurance Services, Inc. ("AIS"), which began business in that same month. AIS is an insurance services organization currently providing inspection and policy auditing information on a fee for service basis to its affiliates and the insurance industry.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                                   (Unaudited)
               Summary Notes to Consolidated Financial Statements

1 -  Organization

     The Company was organized as a regional insurance holding company by Donegal Mutual Insurance Company (the "Mutual Company") on August 26, 1986 and operates in Pennsylvania, Maryland, Delaware, Virginia and Ohio through its wholly owned stock insurance companies, Atlantic States Insurance Company ("Atlantic States"), Southern Insurance Company of Virginia ("Southern"), Delaware American Insurance Company ("Delaware") and Atlantic Insurance Services, Inc. ("AIS"). The Company's major lines of business are Automobile Liability, Automobile Physical Damage, Homeowners, Commercial Multiple Peril and Workers' Compensation. Atlantic, Southern and Delaware are subject to regulation by Insurance Departments in those states in which they operate and undergo periodic examination by those departments. They are also subject to competition from other insurance carriers in their operating areas. Atlantic States engages in the insurance business primarily through an intercompany pooling arrangement with the Mutual Company. Southern was acquired by the Company on December 31, 1988 pursuant to a plan of conversion from a mutual to a stock company and cedes 50% of its business to the Mutual Company, 80% prior to 1991. On December 29, 1995, the Company acquired all of the outstanding stock of Delaware American Insurance Company. This transaction was accounted for as if it were a "Pooling of interest," and as such, the Company's financial statements have been restated to include Delaware as a consolidated subsidiary from January 1, 1994 to the present. At March 31, 1996 the Mutual Company held 59% of the outstanding common stock of the Company.


2 -  Basis of Presentation

     The financial information for the interim period included herein is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management of Registrant, are necessary to a fair presentation of Registrant's financial position, results of operations and changes in financial position for the interim period included herein. The results of operations for the three months ended March 31, 1996, are not necessarily indicative of results of operations to be expected for the twelve months ended December 31, 1996.

     These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

Results of Operations - Three Months Ended March 31, 1996
to Three Months Ended March 31, 1995

     Revenues for the three months ended March 31, 1996 were $27,898,782, an increase of $4,890,516, or 21.3%, over the same period of 1995. An increase in net premiums earned of $4,362,161, or 21.5%, represented most of this change. An increase in Atlantic States' share of the pool with Donegal Mutual, from 60% to 65% effective January 1, 1996, accounted for $1,657,370, or 8.2% of this increase. The Company's share of direct premiums written increased 12.0% over 1995 before giving effect to the change in the pooling agreement. The pooling changed added another 8.1% for a total increase in direct written premiums of 20.1%. Investment income for the first three months of 1996 was $2,591,734, an increase of $378,197, or 17%, over the first three months of 1995. An increase in the average invested assets of $15,094,647, or 10.3%, to $161,460,369, and an increase in the average return on investments to an annualized rate of 6.4% for the first quarter of 1996 compared to 6.0% for the first quarter of 1995, accounted for the change. Realized investment gains, which resulted from the normal turnover of the Company's investment portfolio, increased $238,114 for the first three months of this year to $262,074.

     The GAAP combined ratio of insurance operations in the first quarter of 1996 was 104.0% compared to 95.6% for the same period in 1995. The GAAP combined ratio is the sum of the ratios of incurred losses and loss adjusting expenses to premiums earned (loss ratio), policyholders dividends to premiums earned (dividend ratio), and underwriting expenses to premiums earned (expense ratio). An increase in the loss ratio from 61.3% in the first quarter of 1995 to 72.1% in the first quarter of 1996, accounted for most of the change. This rise in the loss ratio resulted from increased claim activity due to record levels of snowfall in the primary operating areas of the company. This increase in claims activity affected both the personal lines and commercial property business. The expense ratio decreased from 32.8% to 30.5% for the three months ended March 31, 1996, due primarily to reductions in incentive expenses for employees and agents related to the higher claims activity for the first quarter. The dividend ratio decreased slightly from 1.5% for the first quarter of 1995 to 1.4% for the first quarter of 1996, due primarily to more stringent qualification requirements within the programs offset by higher levels of profitability in the workers' compensation line.

     Federal income taxes for the first quarter of 1996 represented 18.4% of income before income taxes, compared to 25.6% for the same period of 1995. This was due primarily to the increased loss activity in the first quarter of 1996, resulting in tax free income from municipal bonds representing a much greater percentage of income before income taxes. In the first quarter of 1996, tax exempt interest was 47% of pre-tax income compared to approximately 25% in the first quarter of 1995.

Liquidity and Capital Resources


     The Company generates sufficient funds from its operations and maintains a high degree of liquidity in its investment portfolio. The primary source of funds to meet the demands of claim settlements and operating expenses are premium collections, investment earnings and maturing investments. As of March 31, 1996, the Company had no material commitment for capital expenditures.

     In investing funds made available from operations, the Company maintains securities maturities consistent with its projected cash needs for the payment of claims and expenses. The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

     As of March 31, 1996, pursuant to a credit agreement dated December 29, 1995, with Fleet National Bank of Connecticut, the Company had unsecured borrowings of $5 million. Such borrowings were made in connection with the acquisition of Delaware American Insurance Company. Per the terms of the credit agreement, the Company may borrow up to $20 million at interest rates equal to the bank's then current prime rate or the then current London interbank Eurodollar bank rate plus 1.70%. At March 31, 1996, the interest rate on the outstanding balance was 7.2%. In addition, the Company will pay a non-use fee at a rate of 3/10 of 1% per annum on the average daily unused portion of the Bank's commitment. On each December 29, commencing December 29, 1998, the credit line will be reduced by $4 million. Any outstanding loan in excess of the remaining credit line, after such reduction, will then be payable.

     The Company's principal source of cash with which to pay stockholder dividends is dividends from Atlantic States, Southern and Delaware, which are required by law to maintain certain minimum surplus on a statutory basis and are subject to regulations under which payment of dividends from statutory surplus is restricted and may require prior approval of their domiciliary insurance regulatory authorities. Atlantic States, Southern and Delaware are subject to Risk Based Capital (RBC) requirements effective for 1994. At December 31, 1995, all three Companies' capital was substantially above the RBC requirements. At December 31, 1995, amounts available for distribution as dividends to Donegal Group without prior approval of the insurance regulatory authorities are $5,224,905 from Atlantic Staes, $638,042 from Southern and $569,563 from Delaware.

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

Impact of New Accounting Standards

Stock-Based Compensation

     The Company has adopted Statement of Financial Accounting Standards No. 123 (SFAS No. 123), effective January 1, 1996. Upon adoption of SFAS No. 123, the Company continues to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" and will provide pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS No. 123 had been applied in measuring compensation expense.

Impairment of Long-Lived Assets

     The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS No. 121) effective January 1, 1996, SFAS No. 121 provides guidance for recognition and measurement of impairment long-lived assets, certain identifiable intangibles and goodwill related both to assets to be held and used and assets to be disposed of.

     SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, an entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset.

     SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell.

     Management believes the adoption of SFAS No. 121 has no material effect on its financial condition or results of operation.

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

            None.

Item 5.     Other Information

            None.

Item 6.     Exhibits and Reports on Form 8-K

            (a)   EX-27     Financial Data Schedule
            (b)   Reports on Form 8-K
                  During the quarter ended March 31, 1996, Registrant did not file any reports on Form 8-K.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          Donegal Group Inc.




Date:    May 7, 1996                 By:  DONALD H. NIKOLAUS
                                          ------------------------
                                          Donald H. Nikolaus,
                                          President and
                                          Chief Executive Officer



Date:    May 7, 1996                 By:  RALPH G. SPONTAK
                                          -------------------------
                                          Ralph G. Spontak,
                                          Corporate Secretary,
                                          Senior Vice President and
                                          Chief Financial Officer