Form 10-Q
period 1996-06-30
DONEGAL GROUP INC
filed 1996-08-14
CIK 800457

Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)
[x] Quarterly Report Pursuant to Section 13 of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1996.

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

- -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _x_ . No. ___.

                Applicable Only to Issuers Involved in Bankruptcy
                  Proceedings During the Preceding Five Years:

     Indicate by check mark whether the registrant has filed all documents and reports required by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _x_ . No. ___.

                      Applicable Only to Corporate Issuers:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,446,021 shares of Common Stock, $1.00 par value, outstanding on July 31, 1996.

                          Part I. Financial Information
Item 1.  Financial Statements.
                       Donegal Group Inc. And Subsidiaries
                           Consolidated Balance Sheet

Assets                                                                   June 30, 1996  December 31, 1995
                                                                         -------------  -----------------
Investments                                                               (Unaudited)
    Fixed maturities
       Held to maturity, at amortized cost                                $ 102,401,484    $  91,979,122
       Available for sale, at market value                                   48,839,998       51,646,730
    Equity securities, available for sale at market                           4,078,796        3,263,878
    Short-term investments, at cost, which
       approximate market                                                    15,742,640       14,498,579
                                                                          -------------    -------------
          Total Investments                                                 171,062,918      161,388,309
Cash                                                                          1,969,081        1,747,572
Accrued investment income                                                     2,520,451        2,414,095
Premiums receivable                                                          11,874,327       11,790,396
Reinsurance receivable                                                       36,105,470       27,693,106
Federal income tax receivable                                                   888,146          551,990
Deferred policy acquisition costs                                             7,540,063        6,902,218
Deferred federal income taxes                                                 3,903,154        3,411,544
Prepaid reinsurance premiums                                                 13,304,314       13,055,893
Property and equipment, net                                                   2,245,322        2,282,570
Accounts receivable - securities                                                   --          2,702,895
Due from affiliate                                                              802,871          546,746
Other                                                                         1,543,627        1,217,032
                                                                          -------------    -------------
          Total Assets                                                    $ 253,759,744    $ 235,704,366
                                                                          =============    =============

Liabilities and Stockholders' Equity

Liabilities
    Losses and loss expenses                                              $ 108,069,056    $  97,733,851
    Unearned premiums                                                        58,311,607       54,377,239
    Accrued expenses                                                          1,589,015        2,373,142
    Reinsurance balances payable                                                646,912          634,731
    Cash dividend declared to stockholders                                         --            427,694
    Line of credit                                                            5,000,000        5,000,000
    Accounts payable - securities                                             2,598,040        2,491,148
    Other                                                                       345,050          181,426
    Due to affiliate - Delaware American acquisition                               --            202,243
                                                                          -------------    -------------
          Total Liabilities                                                 176,559,680      163,421,474
                                                                          -------------    -------------
Stockholders' Equity
    Preferred stock, $1.00 par value, authorized
       1,000,000 shares; none issued
    Common stock, $1.00 par value, authorized 10,000,000 shares, issued
       4,504,992 and 4,326,362 shares and outstanding 4,439,944
       and 4,261,314 shares                                                   4,504,992        4,326,362
    Additional paid-in capital                                               36,926,492       35,017,965
    Net unrealized gain (losses) on investments                                 (11,668)         819,213
    Retained earnings                                                        36,600,028       32,939,132
    Treasury stock                                                             (819,780)        (819,780)
                                                                          -------------    -------------
          Total Stockholders' Equity                                         77,200,064       72,282,892
                                                                          -------------    -------------
          Total Liabilities and
              Stockholders' Equity                                        $ 253,759,744    $ 235,704,366
                                                                          =============    =============


          See accompanying notes to consolidated financial statements.
                                       -1-

                       Donegal Group Inc. and Subsidiaries
                        Consolidated Statement of Income
                                   (Unaudited)

                For the three months ended June 30, 1996 and 1995



                                            Three Months Ended June 30,
                                               1996            1995
                                               ----            ----
Revenues:


    Premiums earned                        $ 32,711,343    $ 28,338,971
    Premiums ceded                           (7,876,302)     (6,985,323)
                                           ------------    ------------
       Net premiums earned                   24,835,041      21,353,648
    Investment income, net of investment
       expenses                               2,359,486       2,258,910
    Realized gain                                32,674         190,024
    Lease income                                134,360         122,553
    Service charge income                       496,425         387,267
                                           ------------    ------------
       Total Revenues                        27,857,986      24,312,402
                                           ------------    ------------


Expenses:


    Losses and loss expenses                 21,059,043      18,355,892
    Reinsurance recoveries                   (4,911,289)     (4,140,699)
                                           ------------    ------------
       Net losses and loss expenses          16,147,754      14,215,193
    Amortization of deferred policy
       acquisition costs                      4,186,000       3,383,783
    Other underwriting expenses               3,384,681       2,869,045
    Policy dividends                            354,085         324,625
    Interest expense                            102,676            --
    Other expenses                              411,456         324,855
                                           ------------    ------------
       Total Expenses                        24,586,652      21,117,501
                                           ------------    ------------

    Income before income taxes                3,271,334       3,194,901
Income taxes                                    550,905         694,201
                                           ------------    ------------
    Net income                             $  2,720,429    $  2,500,700
                                           ============    ============



Earnings per common share                          $.62           $.59
                                                   ====           ====





          See accompanying notes to consolidated financial statements.

                       Donegal Group Inc. and Subsidiaries
                        Consolidated Statement of Income
                                   (Unaudited)

                 For the six months ended June 30, 1996 and 1995



                                             Six Months Ended June 30,
                                                1996            1995
                                                ----            ----
Revenues:


    Premiums earned                        $ 65,355,147    $ 55,506,503
    Premiums ceded                          (15,824,797)    (13,819,707)
                                           ------------    ------------
       Net premiums earned                   49,530,350      41,686,796
    Investment income, net of investment
       expenses                               4,951,220       4,472,447
    Realized gain                               294,748         213,984
    Lease income                                266,357         241,274
    Service charge income                       714,093         706,167
                                           ------------    ------------
       Total Revenues                        55,756,768      47,320,668
                                           ------------    ------------


Expenses:


    Losses and loss expenses                 43,858,274      34,295,043
    Reinsurance recoveries                   (9,917,283)     (7,624,435)
                                           ------------    ------------
       Net losses and loss expenses          33,940,991      26,670,608
    Amortization of deferred policy
       acquisition costs                      8,298,000       6,598,000
    Other underwriting expenses               6,810,972       6,329,292
    Policy dividends                            699,320         633,816
    Interest expense                            208,681            --
    Other expenses                              799,035         628,390
                                           ------------    ------------
       Total Expenses                        50,756,999      40,860,106
                                           ------------    ------------

    Income before income taxes                4,999,769       6,460,562
Income taxes                                    868,408       1,529,737
                                           ------------    ------------
    Net income                             $  4,131,361    $  4,930,825
                                           ============    ============



Earnings per common share                         $.94            $1.17
                                                   ===             ====



          See accompanying notes to consolidated financial statements.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996




                                Common Stock
                                ------------                          Net Unreal-                                Total
                                                     Additional       ized Gains                                 Stock-
                                                      Paid-In         (Losses) on       Retained   Treasury      holders'
                             Shares      Amount       Capital         Investments       Earnings     Stock       Equity
                             ------      ------       -------         -----------       --------     -----       ------



Balance,                   4,326,362   $4,326,362    $35,017,965       $  819,213     $32,939,132  $(819,780)  $72,282,892
January 1, 1996

                                                                                        4,131,361                4,131,361
Net Income


Unrealized loss
  on investments                                                         (830,881)                                (830,881)


Issuance of
  Common Stock                178,630     178,630     1,908,527                                                  2,087,157
Cash Dividend
                                                                                         (470,465)                (470,465)
                           ---------   ----------   -----------        ----------     -----------   ---------  -----------
Balance,
 June 30, 1996             4,504,992   $4,504,992   $36,926,492        $  (11,668)    $36,600,028   $(819,780) $77,200,064
                           =========   ==========   ===========        ==========     ===========   =========  ===========


                 See accompanying notes to financial statements.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                 For the six months ended June 30, 1996 and 1995

                                                         Six months ended June 30,
                                                            1996          1995
                                                            ----          ----
Cash Flows from Operating Activities:
   Net income                                          $  4,131,361    $ 4,930,825
                                                       ------------    -----------
   Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization                        195,821        145,587
       Realized investment gain (loss)                     (294,748)      (213,984)
   Changes in Assets and Liabilities:
       Losses and loss expenses                          10,335,205      5,935,149
       Unearned premiums                                  3,934,368      4,706,688
       Premiums receivable                                  (83,931)    (2,094,415)
       Deferred acquisition costs                          (637,845)      (709,291)
       Deferred income taxes                                (63,579)      (288,173)
       Reinsurance receivable                            (8,412,364)    (2,549,049)
       Prepaid reinsurance premiums                        (248,421)    (1,446,645)
       Accrued investment income                           (106,356)      (199,488)
       Due from affiliate                                  (256,125)      (672,315)
       Accounts payable reinsurance                          12,181        306,454
       Current income taxes payable                        (336,156)      (156,353)
       Other, net                                          (952,594)        84,282
                                                       ------------    -----------
Net adjustments                                           3,085,456      2,848,447
                                                       ------------    -----------
       Net cash provided by operating activities          7,216,817      7,779,272
                                                       ------------    -----------
Cash flows from investing activities:
   Purchase of fixed maturities
       Held to maturity                                 (15,488,778)    13,804,502)
       Available for sale                                (8,183,634)    (8,949,847)
   Purchase of equity securities, available for sale     (8,515,859)    (3,998,350)
   Maturity of fixed maturities
       Held to maturity                                   4,956,550      2,266,416
       Available for sale                                 9,019,295        937,470
   Sale of fixed maturities - available for sale          3,603,517      2,621,843
   Sale of equity securities - available for sale         8,016,369      3,840,740
   Acquisition of Delaware American                        (202,243)       219,187
   Purchase of property and equipment                      (145,462)      (179,554)
   Net sales of short-term investments                   (1,244,061)     8,658,790
                                                       ------------    -----------
       Net cash used in investing activities             (8,184,306)    (8,387,807)
                                                       ------------    -----------
Cash flows from financing activities:
   Cash dividends paid                                     (898,159)      (780,858)
   Issuance of common stock                               2,087,157        844,998
                                                       ------------    -----------
   Net cash provided by (used in)
       financing activities                               1,188,998         64,140
                                                       ------------    -----------

Net decrease in cash                                        221,509       (544,395)
Cash at beginning of year                                 1,747,572      1,263,764
                                                       ------------    -----------
Cash at end of quarter                                  $ 1,969,081   $    719,369
                                                       ============    ===========

Cash paid during period     - Interest                  $   169,806              0
                            - Income Taxes              $ 1,268,143   $  1,973,000


          See accompanying notes to consolidated financial statements.

Management's Discussion and Analysis of
Financial Condition and Results of Operations


Overview


   Donegal Group Inc. ("DGI" or the "Company") is a regional insurance holding company doing business in Pennsylvania, Maryland, Delaware, Virginia and Ohio through its three wholly owned property-casualty insurance subsidiaries, Atlantic States Insurance Company ("Atlantic"), Southern Insurance Company of Virginia ("Southern") and Delaware American Insurance Company ("Delaware"). The Company's major lines of business in 1995 and their percentage of total net earned premiums were Automobile Liability (28.2%), Workers' Compensation (19.1%), Automobile Physical Damage (15.5%), Homeowners (16.4%), and Commercial Multiple Peril (14.8%). The subsidiaries are subject to regulation by Insurance Departments in those states in which they operate and undergo periodic examination by those departments. The subsidiaries are also subject to competition from other insurance carriers in their operating areas. DGI was formed in September 1986 by Donegal Mutual Insurance Company (the "Mutual Company"), which owns 59% of the outstanding common shares of the Company as of June 30, 1996.

   Atlantic States participates in an intercompany pooling arrangement with the Mutual Company and assumes 65% of the pooled business, 60% prior to January 1, 1996. Southern cedes 50% of its business to the Mutual Company and Delaware American cedes 70% of its Workers' Compensation business to the Mutual Company. Because the Mutual Company places substantially all of the business assumed from Southern and Delaware American into the pool, from which the Company has a 65% allocation, the Company's results of operations include approximately 82% of the business written by Southern and approximately 70% of the Workers' Compensation business written by Delaware American.

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

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                                   (Unaudited)
               Summary Notes to Consolidated Financial Statements


1 -    Organization

       The Company was organized as a regional insurance holding company by Donegal Mutual Insurance Company (the "Mutual Company") on August 26, 1986 and operates in Pennsylvania, Maryland, Delaware, Virginia and Ohio through its wholly owned stock insurance companies, Atlantic States Insurance Company ("Atlantic States"), Southern Insurance Company of Virginia ("Southern"), Delaware American Insurance Company ("Delaware") and Atlantic Insurance Services, Inc. ("AIS"). The Company's major lines of business are Automobile Liability, Automobile Physical Damage, Homeowners, Commercial Multiple Peril and Workers' Compensation. Atlantic, Southern and Delaware are subject to regulation by Insurance Departments in those states in which they operate and undergo periodic examination by those departments. They are also subject to competition from other insurance carriers in their operating areas. Atlantic States engages in the insurance business primarily through an intercompany pooling arrangement with the Mutual Company. Southern was acquired by the Company on December 31, 1988 pursuant to a plan of conversion from a mutual to a stock company and cedes 50% of its business to the Mutual Company, 80% prior to 1991. On December 29, 1995, the Company acquired all of the outstanding stock of Delaware American Insurance Company. This transaction was accounted for as if it were a "Pooling of interest," and as such, the Company's financial statements have been restated to include Delaware as a consolidated subsidiary from January 1, 1994 to the present. At June 30, 1996, the Mutual Company held 59% of the outstanding common stock of the Company.


2 -    Basis of Presentation

       The financial information for the interim period included herein is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management of Registrant, are necessary to a fair presentation of Registrant's financial position, results of operations and changes in financial position for the interim period included herein. The results of operations for the six months ended June 30, 1996, are not necessarily indicative of results of operations to be expected for the twelve months ended December 31, 1996.

       These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

Results of Operations - Three Months Ended June 30, 1996
to Three Months Ended June 30, 1995


       Revenues for the three months ended June 30, 1996 were $27,857,986, an increase of $3,545,584, or 14.6%, over the same period of 1995. An increase in net premiums earned of $3,481,393, or 16.3% represented most of this change. An increase in Atlantic States' share of the pool with Donegal Mutual, from 60% to 65% effective January 1, 1996 accounted for $1,665,568, or 7.8% of this increase. The Company's share of direct premiums written increased 6.8% over the direct premiums written in 1995. The change in Atlantic States' pool participation accounted for all of the increase in the second quarter. Investment income for the second quarter was $2,359,486 an increase of $100,576, or 4.4%, over the second three months of 1995. An increase in the average invested assets of $16,096,840, or 10.7%, to $166,297,674 offset by a decrease in the average return on investments to an annualized rate of 5.7% for the second quarter of 1996 compared to 6.0% for the second quarter of 1995, accounted for the change. Realized investment gains, which resulted from the normal turnover of the Company's investment portfolio, decreased $157,350 for the second quarter of this year to $32,674.

       The GAAP combined ratio of insurance operations in the second quarter of 1996 was 96.9% compared to 97.4% for the same period in 1995. The GAAP combined ratio is the sum of the ratios of incurred losses and loss adjusting expenses to premiums earned (loss ratio), policyholders dividends to premiums earned (dividend ratio), and underwriting expenses to premiums earned (expense ratio). A decrease in the loss ratio from 66.6% in the second quarter of 1995 to 65.0% in the second quarter of 1996, offset by an increase in the expense ratio of 1.2%, accounted for most of the change. The dividend ratio decreased slightly from 1.5% for the second quarter of 1995 to 1.4% for the second quarter of 1996, due primarily to more stringent qualification requirements within the programs offset by higher levels of profitability in the workers' compensation line.

       Federal income taxes for the second quarter of 1996 represented 16.8% of income before income taxes, compared to 21.7% for the same period of 1995. This was due primarily to tax deductions related to the exercise of options during the second quarter of 1996.

Results of Operations - Six Months Ended June 30, 1996
to Six Months Ended June 30, 1995


       Revenues for the six months ended June 30, 1996 were $55,756,768 an increase of $8,436,100, or 17.8%, over the same period of 1995. An increase in net premiums earned of $7,843,554 or 18.8%, represented most of this change. An increase in Atlantic States' share of the pool with Donegal Mutual, from 60% to 65% effective January 1, 1996, accounted for $3,322,939, or 7.9% of this increase. The Company's share of direct premiums written increased 6.0% over 1995 before giving effect to the change in the pooling agreement. The pooling change added another 7.0% for a total increase in direct written premiums of 13.0%. Investment income for the first six months of 1996 was $4,951,220, an increase of $478,773, or 10.7% over the first six months of 1995. An increase in the average invested assets of $16,533,770 or 11.0%, to $166,225,613 accounted for the entire change. Realized investment gains, which resulted from the normal turnover of the Company's investment portfolio, increased $80,764 for the first six months of this year to $294,748.

       The GAAP combined ratio of insurance operations in the first two quarters of 1996 was 100.4% compared to 96.5% for the same period in 1995. The GAAP combined ratio is the sum of the ratios of incurred losses and loss adjusting expenses to premiums earned (loss ratio), policyholders dividends to premiums earned (dividend ratio), and underwriting expenses to premiums earned (expense ratio). An increase in the loss ratio from 64.0% in the first six months of 1995 to 68.5% in the first six months of 1996, accounted for most of the change. This rise in the loss ratio resulted from increased claim activity due to record levels of snowfall in the primary operating areas of the company during the first quarter of 1996. This increase in claims activity effected both the personal lines and commercial property business. The expense ratio decreased from 31.0% to 30.5% for the six months ended June 30, 1996 due primarily to reductions in incentive expenses for employees and agents related to the higher claims activity for the first quarter. The dividend ratio decreased slightly from 1.5% for the first six months of 1995 to 1.4% for the first six moths of 1996, due primarily to more stringent qualification requirements within the programs offset by higher levels of profitability in the workers' compensation line.

       Federal income taxes for the first six months of 1996 represented 17.4% of income before income taxes, compared to 23.7% for the same period of 1995. This was due primarily to the increased loss activity in the first quarter 1996 resulting in tax free income from municipal bonds representing a much greater percentage of income before income taxes. In the first quarter 1996 tax exempt interest was 47% of pre tax income compared to approximately 25% in the first quarter 1995. The company also benefited from tax deductions related to the exercise of options during the second quarter of this year.

Liquidity and Capital Resources


     The Company generates sufficient funds from its operations and maintains a high degree of liquidity in its investment portfolio. The primary source of funds to meet the demands of claim settlements and operating expenses are premium collections, investment earnings and maturing investments. As of June 30, 1996, the Company had no material commitment for capital expenditures.

     In investing funds made available from operations, the Company maintains securities maturities consistent with its projected cash needs for the payment of claims and expenses. The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

     As of June 30, 1996, pursuant to a credit agreement dated December 29, 1995 with Fleet National Bank of Connecticut, the Company had unsecured borrowings of $5 million. Such borrowings were made in connection with the acquisition of Delaware American Insurance Company. Per the terms of the credit agreement, the Company may borrow up to $20 million at interest rates equal to the bank's then current prime rate or the then current London interbank Eurodollar bank rate plus 1.70%. At June 30, 1996, the interest rate on the outstanding balance was 7.2%. In addition, the Company will pay a non-use fee at a rate of 3/10 of 1% per annum on the average daily unused portion of the Bank's commitment. On each December 29, commencing December 29, 1998, the credit line will be reduced by $4 million. Any outstanding loan in excess of the remaining credit line, after such reduction, will then be payable.

     The Company's principal source of cash with which to pay stockholder dividends is dividends from Atlantic States, Southern and Delaware, which are required by law to maintain certain minimum surplus on a statutory basis and are subject to regulations under which payment of dividends from statutory surplus is restricted and may require prior approval of their domiciliary insurance regulatory authorities. Atlantic States, Southern and Delaware are subject to Risk Based Capital (RBC) requirements effective for 1994. At December 31, 1995, all three Companies' capital was substantially above the RBC requirements. At December 31, 1995, amounts available for distribution as dividends to Donegal Group without prior approval of the insurance regulatory authorities are $5,224,905 from Atlantic States, $638,042 from Southern and $569,563 from Delaware.

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

            None.

Item 5.     Other Information

            None.

Item 6.     Exhibits and Reports on Form 8-K

            (a)   EX-27    Financial Data Schedule
            (b)   Reports on Form 8-K
                  During the quarter ended June 30, 1996, Registrant filed one Form 8-K on June 24, 1996.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  Donegal Group Inc.



Date:    August 14, 1996                      By: -----------------------------
                                                   Donald H. Nikolaus,
                                                   President and
                                                   Chief Executive Officer



Date:    August 14, 1996                      By: -----------------------------
                                                  Ralph G. Spontak,
                                                  Corporate Secretary,
                                                  Senior Vice President and
                                                  Chief Financial Officer