Form 10-Q
period 1996-09-30
DONEGAL GROUP INC
filed 1996-11-14
CIK 800457

Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)
[x]  Quarterly Report Pursuant to Section 13 of the Securities Exchange
     Act of 1934

For the Quarterly Period Ended September 30, 1996.

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

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  |X|.   No. ___.

                Applicable Only to Issuers Involved in Bankruptcy
                  Proceedings During the Preceding Five Years:

     Indicate by check mark whether the registrant has filed all documents and reports required by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court. Yes  |X|.   No. ___.

                      Applicable Only to Corporate Issuers:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,467,521 shares of Common Stock, $1.00 par value, outstanding on October 31, 1996.

                          Part I. Financial Information

Item 1.  Financial Statements.
                       Donegal Group Inc. And Subsidiaries
                           Consolidated Balance Sheet

Assets                                                 September 30, 1996       December 31, 1995
------                                                 ------------------       -----------------
Investments                                               (Unaudited)
    Fixed maturities
       Held to maturity, at amortized cost                 $105,309,169            $ 91,979,122
       Available for sale, at market value                   45,741,325              51,646,730
    Equity securities, available for sale at market           3,891,787               3,263,878
    Short-term investments, at cost, which
       approximate market                                    18,073,121              14,498,579
                                                           ------------            ------------
          Total Investments                                 173,015,402             161,388,309
Cash                                                          1,932,936               1,747,572
Accrued investment income                                     2,183,356               2,414,095
Premiums receivable                                          12,844,279              11,790,396
Reinsurance receivable                                       35,009,915              27,693,106
Federal income tax receivable                                   339,580                 551,990
Deferred policy acquisition costs                             7,910,127               6,902,218
Deferred federal income taxes                                 3,829,978               3,411,544
Prepaid reinsurance premiums                                 20,911,120              13,055,893
Property and equipment, net                                   2,211,973               2,282,570
Accounts receivable - securities                                123,941               2,702,895
Due from affiliate                                              334,707                 546,746
Other                                                         1,496,075               1,217,032
                                                           ------------            ------------
          Total Assets                                     $262,143,389            $235,704,366
                                                           ============            ============

Liabilities and Stockholders' Equity

Liabilities
    Losses and loss expenses                               $108,554,366            $ 97,733,851
    Unearned premiums                                        67,872,999              54,377,239
    Accrued expenses                                          1,814,352               2,373,142
    Reinsurance balances payable                                650,073                 634,731
    Cash dividend declared to stockholders                         --                   427,694
    Line of credit                                            3,500,000               5,000,000
    Accounts payable - securities                                  --                 2,491,148
    Other                                                       122,328                 181,426
    Due to affiliate - Delaware Atlantic acquisition               --                   202,243
                                                           ------------            ------------
          Total Liabilities                                 182,514,118             163,421,474
                                                           ------------            ------------
Stockholders' Equity
    Preferred stock, $1.00 par value, authorized
       1,000,000 shares; none issued
    Common stock, $1.00 par value, authorized
       10,000,000 shares, issued 4,532,569 and 4,326,362
       shares and outstanding 4,467,521
       and 4,261,314 shares                                   4,532,569               4,326,362
    Additional paid-in capital                               37,222,019              35,017,965
    Net unrealized gain (losses) on investments                  98,186                 819,213
    Retained earnings                                        38,596,277              32,939,132
    Treasury stock                                             (819,780)               (819,780)
                                                           ------------            ------------
          Total Stockholders' Equity                         79,629,271              72,282,892
                                                           ------------            ------------
          Total Liabilities and
              Stockholders' Equity                         $262,143,389            $235,704,366
                                                           ============            ============

          See accompanying notes to consolidated financial statements.
                                       -1-

                       Donegal Group Inc. and Subsidiaries
                        Consolidated Statement of Income
                                   (Unaudited)

             For the three months ended September 30, 1996 and 1995



                                                Three Months Ended September 30,
                                                      1996             1995
                                                 -------------     ------------
Revenues:


    Premiums earned                               $ 36,338,876     $ 29,509,784
    Premiums ceded                                 (11,204,309)      (7,483,756)
                                                  ------------     ------------
       Net premiums earned                          25,134,567       22,026,028
    Investment income, net of investment
       expenses                                      2,507,883        2,350,064
    Realized gain (loss)                                16,780          151,444
    Lease income                                       138,613          122,138
    Service charge income                              378,552          384,445
                                                  ------------     ------------
       Total Revenues                               28,176,395       25,034,119
                                                  ------------     ------------


Expenses:


    Losses and loss expenses                        23,657,291       19,744,175
    Reinsurance recoveries                          (7,472,243)      (5,503,977)
                                                  ------------     ------------
       Net losses and loss expenses                 16,185,048       14,240,198
    Amortization of deferred policy
       acquisition costs                             4,278,000        3,407,000
    Other underwriting expenses                      3,756,113        3,693,550
    Policy dividends                                   282,956          285,890
    Interest                                            81,513            6,757
    Other expenses                                     350,108          324,654
                                                  ------------     ------------
       Total Expenses                               24,933,738       21,958,049
                                                  ------------     ------------

    Income before income taxes                       3,242,657        3,076,070
Income taxes                                           757,346          726,952
                                                  ------------     ------------
    Net income                                    $  2,485,311     $  2,349,118
                                                  ============     ============



Earnings per common share                         $        .56     $        .55
                                                  ============     ============




          See accompanying notes to consolidated financial statements.

                       Donegal Group Inc. and Subsidiaries
                        Consolidated Statement of Income
                                   (Unaudited)

              For the nine months ended September 30, 1996 and 1995



                                              Nine Months Ended September 30,
                                                   1996              1995
                                                   ----              ----

Revenues:

 Premiums earned                               $101,694,023      $ 85,016,287
 Premiums ceded                                 (27,029,106)      (21,303,463)
                                               ------------      ------------
    Net premiums earned                          74,664,917        63,712,824
 Investment income, net of investment
    expenses                                      7,459,103         6,822,511
 Realized gain (loss)                               311,528           365,428
 Lease income                                       404,970           363,412
 Service charge income                            1,092,645         1,090,612
                                               ------------      ------------
    Total Revenues                               83,933,163        72,354,787
                                               ------------      ------------


Expenses:


 Losses and loss expenses                        67,515,565        54,039,218
 Reinsurance recoveries                         (17,389,526)      (13,128,412)
                                               ------------      ------------
    Net losses and loss expenses                 50,126,039        40,910,806
 Amortization of deferred policy
    acquisition costs                            12,576,000        10,005,000
 Other underwriting expenses                     10,567,085        10,022,842
 Policy dividends                                   982,276           919,706
 Interest                                           290,194             6,757
 Other expenses                                   1,149,143           953,044
                                               ------------      ------------
    Total Expenses                               75,690,737        62,818,155
                                               ------------      ------------

 Income before income taxes                       8,242,426         9,536,632
Income taxes                                      1,625,754         2,256,689
                                               ------------      ------------
 Net income                                    $  6,616,672      $  7,279,943
                                               ============      ============



Earnings per common share                      $       1.50      $       1.72
                                               ============      ============


          See accompanying notes to consolidated financial statements.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996



                               Common Stock
                               -------------                             Net Unreal-                                     Total
                                                           Additional     ized Gains                                     Stock-
                                                             Paid-In      (Losses) on       Retained      Treasury       holders'
                          Shares              Amount         Capital      Investments       Earnings        Stock        Equity
                          ------              ------         -------      -----------       --------        -----        ------
Balance,
  January 1, 1996        4,326,362         $4,326,362      $35,017,965    $ 819,213         $32,939,132   $(819,780)  $72,282,892

Net Income                                                                                    6,616,672                 6,616,672

Unrealized loss
  on investments                                                           (721,027)                                     (721,027)

Issuance of
  Common Stock             206,207            206,207        2,204,054                                                  2,410,261

Cash Dividend                                                                                  (959,527)                 (959,527)
                         ---------         ----------      -----------     --------         -----------   ---------   -----------
Balance,
 September 30, 1996      4,532,569         $4,532,569      $37,222,019     $ 98,186         $38,596,277   $(819,780)  $79,629,271
                         =========         ==========      ===========     ========         ===========   =========   ===========



                 See accompanying notes to financial statements.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
              For the nine months ended September 30, 1996 and 1995

                                                     Nine months ended September  30,
                                                           1996            1995
                                                           ----            ----
Cash Flows from Operating Activities:
   Net income                                          $  6,616,672    $  7,279,943
                                                       ------------    ------------
   Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization                        287,106         221,716
       Realized investment gain (loss)                     (331,528)       (365,840)
   Changes in Assets and Liabilities:
       Losses and loss expenses                          10,820,515       9,983,534
       Unearned premiums                                 13,495,760       7,683,884
       Premiums receivable                               (1,053,883)     (1,523,115)
       Deferred acquisition costs                        (1,007,909)     (1,100,782)
       Deferred income taxes                                (46,995)       (361,061)
       Reinsurance receivable                            (7,316,809)     (4,261,827)
       Prepaid reinsurance premiums                      (7,855,227)     (2,100,251)
       Accrued investment income                           (230,739)         79,595
       Due from affiliate                                  (212,039)     (2,476,342)
       Accounts payable reinsurance                          15,342         156,058
       Current income taxes payable                        (212,410)       (300,252)
       Other, net                                          (896,931)        220,900
                                                       ------------    ------------
Net adjustments                                           6,784,629       5,856,217
                                                       ------------    ------------
       Net cash provided by operating activities         13,401,301      13,136,160
                                                       ------------    ------------
Cash flows from investing activities:
   Purchase of fixed maturities
       Held to maturity                                 (22,071,161)    (20,473,400)
       Available for sale                               (11,613,410)    (15,872,315)
   Purchase of equity securities, available for sale     (8,818,784)     (5,186,741)
   Maturity of fixed maturities
       Held to maturity                                   6,528,676       9,018,252
       Available for sale                                15,219,295       1,533,334
   Sale of fixed maturities - available for sale          3,603,517       2,649,343
   Sale of equity securities - available for sale         8,396,561       5,427,065
   Acquisition of Delaware Atlantic                        (202,243)        219,187
   Purchase of property and equipment                      (206,886)       (211,110)
   Net sales of short-term investments                   (3,574,542)      9,324,117
                                                       ------------    ------------
       Net cash used in investing activities            (12,738,977)    (13,572,268)
                                                       ------------    ------------
Cash flows from financing activities:
   Repayment of bank borrowing                           (1,500,000)
   Cash dividends paid                                   (1,387,221)     (1,199,319)
   Issuance of common stock                               2,410,261       1,280,214
                                                       ------------    ------------
   Net cash provided by (used in)
       financing activities                                (476,960)         80,895
                                                       ------------    ------------

Net decrease in cash                                        185,364        (355,213)
Cash at beginning of year                                 1,747,572       1,263,764
                                                       ------------    ------------
Cash at end of quarter                                 $  1,932,936    $    908,551
                                                       ============    ============

Cash paid during period          -Interest             $    287,997           6,757
                                 -Income Taxes         $  1,255,000    $  2,945,840


          See accompanying notes to consolidated financial statements.

Management's Discussion and Analysis of
Financial Condition and Results of Operations


Overview


   Donegal Group Inc. ("DGI" or the "Company") is a regional insurance holding company doing business in Pennsylvania, Maryland, Delaware, Virginia and Ohio through its three wholly owned property-casualty insurance subsidiaries, Atlantic States Insurance Company ("Atlantic"), Southern Insurance Company of Virginia ("Southern") and Delaware Atlantic Insurance Company ("Delaware"). The Company's major lines of business in 1995 and their percentage of total net earned premiums were Automobile Liability (28.2%), Workers' Compensation (19.1%), Automobile Physical Damage (15.5%), Homeowners (16.4%), and Commercial Multiple Peril (14.8%). The subsidiaries are subject to regulation by Insurance Departments in those states in which they operate and undergo periodic examination by those departments. The subsidiaries are also subject to competition from other insurance carriers in their operating areas. DGI was formed in September 1986 by Donegal Mutual Insurance Company (the "Mutual Company"), which owns 59% of the outstanding common shares of the Company as of September 30, 1996.

   Atlantic States participates in an intercompany pooling arrangement with the Mutual Company and assumes 65% of the pooled business, 60% prior to January 1, 1996. Southern cedes 50% of its business to the Mutual Company and Delaware Atlantic cedes 70% of its Workers' Compensation business to the Mutual Company. Because the Mutual Company places substantially all of the business assumed from Southern and Delaware Atlantic into the pool, from which the Company has a 65% allocation, the Company's results of operations include approximately 82% of the business written by Southern and approximately 70% of the Workers' Compensation business written by Delaware Atlantic.

   On December 29, 1995, the Company acquired all of the outstanding stock of Delaware Atlantic Insurance Company. This transaction was accounted for as if it were a "Pooling of interest," and as such, the Company's financial statements have been restated to include Delaware as a consolidated subsidiary from January 1, 1994 to the present.

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

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                                   (Unaudited)
               Summary Notes to Consolidated Financial Statements


1 - Organization

     The Company was organized as a regional insurance holding company by Donegal Mutual Insurance Company (the "Mutual Company") on August 26, 1986 and operates in Pennsylvania, Maryland, Delaware, Virginia and Ohio through its wholly owned stock insurance companies, Atlantic States Insurance Company ("Atlantic States"), Southern Insurance Company of Virginia ("Southern"), Delaware Atlantic Insurance Company ("Delaware") and Atlantic Insurance Services, Inc. ("AIS"). The Company's major lines of business are Automobile Liability, Automobile Physical Damage, Homeowners, Commercial Multiple Peril and Workers' Compensation. Atlantic, Southern and Delaware are subject to regulation by Insurance Departments in those states in which they operate and undergo periodic examination by those departments. They are also subject to competition from other insurance carriers in their operating areas. Atlantic States engages in the insurance business primarily through an intercompany pooling arrangement with the Mutual Company. Southern was acquired by the Company on December 31, 1988 pursuant to a plan of conversion from a mutual to a stock company and cedes 50% of its business to the Mutual Company, 80% prior to 1991. On December 29, 1995, the Company acquired all of the outstanding stock of Delaware Atlantic Insurance Company. This transaction was accounted for as if it were a "Pooling of interest," and as such, the Company's financial statements have been restated to include Delaware as a consolidated subsidiary from January 1, 1994 to the present. At September 30, 1996, the Mutual Company held 59% of the outstanding common stock of the Company.


2 - Basis of Presentation

     The financial information for the interim period included herein is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management of Registrant, are necessary to a fair presentation of Registrant's financial position, results of operations and changes in financial position for the interim period included herein. The results of operations for the nine months ended September 30, 1996, are not necessarily indicative of results of operations to be expected for the twelve months ended December 31, 1996.

     These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

Results of Operations - Three Months Ended September 30, 1996
to Three Months Ended September 30, 1995


     Revenues for the three months ended September 30, 1996 were $28,176,395, an increase of $3,142,276, or 12.6%, over the same period of 1995. An increase in net premiums earned of $3,108,539, or 14.1% represented most of this change. An increase in Atlantic States' share of the pool with Donegal Mutual, from 60% to 65% effective January 1, 1996 accounted for $1,687,097, or 7.7% of this increase. The Company's share of direct premiums written increased 3.6% over 1995 before giving effect to the change in the pooling agreement. The pooling change added another 8.1% for a total increase in direct written premiums of 11.7%. Investment income for the third quarter of 1996 was $2,507,883 an increase of $157,819, or 6.7%, over the third quarter of 1995. An increase in the average invested assets of $17,342,381 or 11.2%, to $161,460,369 and a decrease in the average return on investments to an annualized rate of 5.8% for the third quarter of 1996 compared to 6.1% for the third quarter of 1995, accounted for the change. Realized investment gains, which resulted from the normal turnover of the Company's investment portfolio, decreased $134,664 for the three months ended September 30, 1996 compared to the same period in 1995, to $16,780.

     The GAAP combined ratio of insurance operations in the third quarter of 1996 was 97.5% compared to 98.2% for the same period in 1995. The GAAP combined ratio is the sum of the ratios of incurred losses and loss adjusting expenses to premiums earned (loss ratio), policyholders dividends to premiums earned (dividend ratio), and underwriting expenses to premiums earned (expense ratio). The Company posted a loss ratio of 64.4% for the third quarter 1996 almost identical to the 64.7% loss ratio it posted for the third quarter 1995. This ratio was achieved despite the effects from hurricane Fran which added approximately $300,000 in claims for the quarter. The expense ratio decreased from 32.2% to 32.0% for the three months ended September 30, 1996 due primarily to reductions in incentive expenses for employees and agents related to the higher claims activity for the first quarter. The dividend ratio decreased slightly from 1.3% for the third quarter of 1995 to 1.1% for the third quarter of 1996, due primarily to more stringent qualification requirements within the programs offset by higher levels of profitability in the workers' compensation line.

     Federal income taxes for the third quarter of 1996 represented 23.4% of income before income taxes, compared to 23.6% for the same period of 1995.

Results of Operations - Nine Months Ended September 30, 1996
to Nine Months Ended September 30, 1995


     Revenues for the nine months ended September 30, 1996 were $83,933,163 an increase of $11,578,376, or 16.0%, over the same period of 1995. An increase in net premiums earned of $10,952,093 or 17.2%, represented most of this change. An increase in Atlantic States' share of the pool with Donegal Mutual, from 60% to 65% effective January 1, 1996, accounted for $5,010,036, or 7.9% of this increase. The Company's share of direct premiums written increased 4.8% over 1995 before giving effect to the change in the pooling agreement. The pooling change added another 6.9% for a total increase in direct written premiums of 11.7%. Investment income for the first nine months of 1996 was $7,459,103, an increase of $636,592, or 9.3% over the first nine months of 1995. An increase in the average invested assets of $17,503,252 or 11.7%, to $167,201,855 accounted for the entire change. Realized investment gains, which resulted from the normal turnover of the Company's investment portfolio, decreased $53,900 for the first nine months of this year to $311,528.

     The GAAP combined ratio of insurance operations in the first three quarters of 1996 was 99.4% compared to 97.1% for the same period in 1995. The GAAP combined ratio is the sum of the ratios of incurred losses and loss adjusting expenses to premiums earned (loss ratio), policyholders dividends to premiums earned (dividend ratio), and underwriting expenses to premiums earned (expense ratio). An increase in the loss ratio from 64.2% in the first nine months of 1995 to 67.2% in the first nine months of 1996, accounted for most of the change. This rise in the loss ratio resulted from increased claim activity due to record levels of snowfall in the primary operating areas of the Company during the first quarter of 1996. This increase in claims activity affected both the personal lines and commercial property business. The expense ratio decreased from 31.4% to 31.0% for the nine months ended September 30, 1996 due primarily to reductions in incentive expenses for employees and agents related to the higher claims activity for the first quarter. The dividend ratio decreased slightly from 1.4% for the first nine months of 1995 to 1.3% for the first nine months of 1996, due primarily to more stringent qualification requirements within the programs offset by higher levels of profitability in the workers' compensation line.

     Federal income taxes for the first nine months of 1996 represented 19.7% of income before income taxes, compared to 23.7% for the same period of 1995. This was due primarily to the increased loss activity in the first quarter 1996 resulting in tax free income from municipal bonds representing a much greater percentage of income before income taxes. In the first quarter 1996 tax exempt interest was 47% of pre tax income compared to approximately 25% in the first quarter 1995. The company also benefited from tax deductions related to the exercise of options during the second quarter of this year.

Liquidity and Capital Resources


     The Company generates sufficient funds from its operations and maintains a high degree of liquidity in its investment portfolio. The primary source of funds to meet the demands of claim settlements and operating expenses are premium collections, investment earnings and maturing investments. As of September 30, 1996, the Company had no material commitment for capital expenditures.

     In investing funds made available from operations, the Company maintains securities maturities consistent with its projected cash needs for the payment of claims and expenses. The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

     As of September 30, 1996, pursuant to a credit agreement dated December 29, 1995 with Fleet National Bank of Connecticut, the Company had unsecured borrowings of $3.5 million. Such borrowings were made in connection with the acquisition of Delaware Atlantic Insurance Company. Per the terms of the credit agreement, the Company may borrow up to $20 million at interest rates equal to the bank's then current prime rate or the then current London interbank Eurodollar bank rate plus 1.70%. At September 30, 1996, the interest rate on the outstanding balance was 7.5125%. In addition, the Company will pay a non-use fee at a rate of 3/10 of 1% per annum on the average daily unused portion of the Bank's commitment. On each December 29, commencing December 29, 1998, the credit line will be reduced by $4 million. Any outstanding loan in excess of the remaining credit line, after such reduction, will then be payable.

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

            None.

Item 5.     Other Information

            None.

Item 6.     Exhibits and Reports on Form 8-K

            (a)   EX-27    Financial Data Schedule
            (b)   Reports on Form 8-K
                  During the quarter ended September 30, 1996 - None.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     Donegal Group Inc.



Date:  November 14, 1996                         By: /s/ Donald H. Nikolaus
                                                     -----------------------
                                                     Donald H. Nikolaus,
                                                     President and
                                                     Chief Executive Officer



Date:  November 14, 1996                         By: /s/ Ralph G. Spontak
                                                     -----------------------
                                                     Ralph G. Spontak,
                                                     Corporate Secretary,
                                                     Senior Vice President and
                                                     Chief Financial Officer