Form 10-K405
period 1996-12-31
DONEGAL GROUP INC
filed 1997-03-31
CIK 800457

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________
Commission file number 0-15341

                               DONEGAL GROUP INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                          23-2424711
 -------------------------------                           -------------------
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)

1195 River Road, Marietta, Pennsylvania                           17547
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip code)

Registrant's telephone number, including area code:   (717) 426-1931
Securities registered pursuant to Section 12(b) of the Act:  None.

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $1.00 par value
                          -----------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .
                                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

On March 14, 1997, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the Registrant was $42,732,252.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 4,479,557 shares of Common Stock outstanding on March 14, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of the Registrant's annual report to stockholders for the fiscal year ended December 31, 1996 are incorporated by reference into Parts I, II and IV of this report.

2. Portions of the Registrant's proxy statement relating to the annual meeting of stockholders to be held April 17, 1997 are incorporated by reference into
Part III of this report.

                               DONEGAL GROUP INC.

                            INDEX TO FORM 10-K REPORT


                                                                           Page
                                                                           ----
I.    PART I.

      Item 1.      Business................................................  3
      Item 2.      Properties.............................................. 23
      Item 3.      Legal Proceedings....................................... 23
      Item 4.      Submission of Matters to a Vote of
                    Security Holders....................................... 23

II.   PART II.

      Item 5.      Market for Registrant's Common Equity and
                    Related Stockholder Matters............................ 25
      Item 6.      Selected Financial Data................................. 25
      Item 7.      Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations............................................. 25
      Item 8.      Financial Statements and Supplementary
                    Data................................................... 25
      Item 9.      Changes in and Disagreements with
                    Accountants on Accounting and
                    Financial Disclosure................................... 25

III   PART III.

      Item 10.     Directors and Executive Officers of the
                    Registrant............................................. 26
      Item 11.     Executive Compensation.................................. 26
      Item 12.     Security Ownership of Certain Beneficial
                    Owners and Management.................................. 26
      Item 13.     Certain Relationships and Related
                    Transactions........................................... 26

IV.   PART IV.

      Item 14.     Exhibits, Financial Statement Schedules
                     and Reports on Form 8-K............................... 27

                                     PART I

Item 1.           Business.

         (a)      General Development of Business.

                  Donegal Group Inc. is a regional insurance holding company formed in August 1986 which is headquartered in Pennsylvania and engages, through its subsidiaries, in the property and casualty insurance business. As used herein, "DGI" or the "Company" refers to Donegal Group Inc. and its subsidiaries, Atlantic States Insurance Company ("Atlantic States"), Southern Insurance Company of Virginia ("Southern"), Delaware Atlantic Insurance Company, formerly known as Delaware American Insurance Company ("Delaware Atlantic"), and Atlantic Insurance Services, Inc. ("AIS"). DGI is currently 58.5% owned by Donegal Mutual Insurance Company (the "Mutual Company"). The Mutual Company's principal subsidiaries are Pioneer Insurance Company ("Pioneer") and Aberdeen Insurance Group, Inc. ("Aberdeen"). DGI and the Mutual Company and their subsidiaries underwrite a broad line of personal and commercial coverages, consisting of private passenger and commercial automobile, homeowners, commercial multi-peril, workers' compensation and other lines of insurance.

                  Atlantic States, which DGI organized in September 1986, participates in an underwriting pool whereby it cedes to the Mutual Company the premiums, losses and loss expenses from all of its insurance business and assumes from the Mutual Company a specified portion of the pooled business, which also includes substantially all of the Mutual Company's property and casualty insurance business. Effective as of October 1, 1986, DGI entered into a pooling agreement with the Mutual Company whereby Atlantic States assumed 35% of the pooled business written or in force on or after October 1, 1986. Effective October 1, 1988, the pooling agreement was amended to provide for the assumption by Atlantic States of 50% of the pooled business written or in force on or after October 1, 1988. Effective January 1, 1993, the pooling agreement was further amended to provide for the assumption by Atlantic States of 60% of the pooled business written or in force on or after January 1, 1993. Effective January 1, 1996, the pooling agreement was further amended to provide for the assumption by Atlantic States of 65% of the pooled business written or in force on or after January 1, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 hereof and Note 2 to the Consolidated Financial Statements incorporated by reference herein.

                  On December 29, 1988, DGI acquired all of the outstanding capital stock of Southern in exchange for a $3,000,000 equity contribution to Southern. On October 1, 1986, the Mutual Company and Southern's predecessor, Southern Mutual Insurance Company, entered into a reinsurance agreement whereby such predecessor ceded to the Mutual Company 80% of its direct premiums written, less outside reinsurance, and retained 20%. Effective January 1, 1991, this percentage was changed to 50% ceded to the Mutual Company and 50% retained by Southern. Because the Mutual Company places substantially all of the business assumed from Southern in the pool, from which DGI currently has a 65% allocation, DGI's results of operations include approximately 80% of the business written by Southern. See Note 2 to the Consolidated Financial Statements incorporated by reference herein.

                  As of March 31, 1993, the Mutual Company converted Pioneer Mutual Insurance Company into Pioneer, a stock insurance company, which writes property and casualty insurance in Ohio, and acquired all of Pioneer's capital stock. Pioneer does not currently participate in the pooling agreement. In connection with the Pioneer transaction, the Mutual Company was admitted in Ohio and began active marketing of its insurance products in Ohio in the fourth quarter of 1993.

                  In January 1994, DGI organized a new subsidiary, AIS, which began business in that same month. AIS is an insurance services organization currently providing inspection and policy auditing information on a fee for service basis to its affiliates and the insurance industry.

                  In December 1994, the Superintendent of Insurance of the State of Ohio issued an order permitting the sale by the Mutual Company to DGI of all of the outstanding capital stock of Pioneer at the independently determined fair market value thereof at the date of sale. It is anticipated that this sale will occur on or before March 31, 1997. Pioneer and the Mutual Company are parties to an excess of loss reinsurance agreement whereby the Mutual Company reinsures Pioneer for losses in excess of $100,000 up to a limit of $150,000, and a property catastrophe excess of loss reinsurance agreement whereby the Mutual Company reinsures Pioneer for catastrophe losses in excess of $200,000 up to a limit of $2,800,000.

                  As of December 31, 1995, the Company acquired all of the outstanding capital stock of Delaware Atlantic pursuant to a Stock Purchase Agreement dated as of December 21, 1995 between the Company and the Mutual Company. As part of this transaction, the Mutual Company entered into an aggregate excess of loss reinsurance agreement with Delaware Atlantic whereby the Mutual Company insured the risk of any loss from an adverse development in Delaware Atlantic's loss and loss adjustment expense reserve at the end of 1995 compared to the end of 1996 and losses and loss adjustment expenses incurred by Delaware Atlantic during the month of December 1995 and for the 1996 year by reason of the fact that Delaware Atlantic's loss and loss adjustment expense ratio for those periods exceeded the lesser of the loss and loss expense ratios of immediately preceding periods or 60%. This agreement resulted in no additional payment from the Mutual Company to Delaware Atlantic.

         On May 3, 1996, the Mutual Company formed Aberdeen, which, pursuant to an Asset Purchase Agreement dated July 31, 1996, purchased all of the aggregate excess and surplus lines insurance agency business of Thomas G. Downie Agency, Inc. d/b/a Aberdeen Insurance Group ("Downie Agency") for a purchase price of $100,000. As part of the agreement, Aberdeen acquired, among other things, fixed assets, the right, title and interest in and to the name "Aberdeen Insurance Group," all of Downie Agency's books and records relating to its excess and surplus insurance lines agency business and all intangible property rights and proprietary information of Downie Agency relating to the operation of the excess and surplus lines insurance agency business that was acquired.

                  Effective July 1, 1996, the Mutual Company entered into Retrocessional Reinsurance Agreements with each of Southern, Delaware Atlantic and Pioneer, (individually, an "Affiliate"), whereby the Mutual Company agreed to indemnify each Affiliate in respect of 100% of the net liability that may accrue to such Affiliate from its insurance operations and retrocede 100% of the net liability back to each Affiliate, which the Affiliate assumes.

         (b)      Financial Information about Industry Segments.

                  The Company is of the opinion that all of its operations are within one industry segment and that no information as to industry segments is required pursuant to Statement of Financial Accounting Standards No. 14 or Regulation S-K.

         (c)      Narrative Description of Business.

Relationship with the Mutual Company

                  DGI's operations are interrelated with the operations of the Mutual Company and, because of the percentage of the pooled business assumed by DGI, DGI's results of operations are largely dependent upon the success of the Mutual Company. In addition, various reinsurance agreements exist between the Company and the Mutual Company. The Mutual Company is responsible for underwriting and marketing the pooled business and provides facilities, employees and services required to conduct the business of DGI on a cost allocated basis. The Mutual Company owned 58.5% of DGI as of March 14, 1997.

                  Through the pool, DGI writes personal and commercial property and casualty insurance lines, including automobile, homeowners, commercial multi-peril, workers' compensation and other lines of business. The insurance agencies under contract with the Mutual Company serve as representatives for the pool participants.

                  Under the terms of the intercompany pooling agreement, which took effect on October 1, 1986, Atlantic States cedes to the Mutual Company the premiums, losses and loss expenses on all of its insurance business. Substantially all of the Mutual Company's property and casualty insurance business, including the business reinsured from Southern, written or in force on or after October 1, 1986 is also included in the pooled business. The Mutual Company retroceded 35% of the pooled business to Atlantic States and retained 65% until October 1, 1988 when Atlantic States assumed 50% of the pooled business written or in force on or after October 1, 1988. Effective January 1, 1993, Atlantic States assumed 60% of the pooled business written or in force on or after January 1, 1993, and, effective January 1, 1996, Atlantic States assumed 65% of the pooled business written or in force on or after January 1, 1996. All premiums, losses, loss expenses, other underwriting expenses and policy dividends are prorated among the parties on the basis of their participation in the pool. The pooling agreement may be amended or terminated at the end of any calendar year by agreement of the parties. The Company does not intend to terminate its participation in the pooling agreement. The allocations of pool participation percentages between the Mutual Company and the Company are based on the pool participants' relative amounts of capital and surplus and expectations of future relative amounts of capital and surplus. The pooling agreement does not legally discharge Atlantic States from its primary liability for the full amount of the policies ceded. However, it makes the Mutual Company liable to Atlantic States to the extent of the business ceded.


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

                  In addition to the underwriting pool, through the Retroces-sional Reinsurance Agreements with each of Delaware Atlantic, Southern and Pioneer, the Mutual Company agreed to indemnify each Affiliate in respect of 100% of the net liability that may accrue to such Affiliate from its insurance operations and retrocede 100% of the net liability back to each Affiliate, which the Affiliate assumes as part of the retrocession.

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

                  o An agent selection process that focuses on appointing agencies with proven market strategies for the devel-opment of profitable business and an agent compensa-tion plan providing for additional commissions based upon premium volume and profitability and the right to participate in the Company's Agency Stock Purchase Plan.

                  o Gradual expansion into adjacent states, including Indiana, Ohio, New York, Tennessee and North Carolina.

                  o A continuing effort to attract and retain qualified employees who receive incentive compensation based upon historical results.

Property and Casualty Insurance Products and Services

                  The following table indicates the percentage of DGI's net premiums written represented by commercial lines and by personal lines for the years ended December 31, 1996, 1995 and 1994:


                                           Year Ended December 31
                                   --------------------------------------
                                   1996            1995              1994
                                   ----            ----              ----


Net Premiums Written:
  Commercial...................   45.2%            46.8%            43.6%
  Personal.....................   54.8             53.2             56.4


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

                  o Commercial multi-peril -- policies that provide pro-tection to businesses against many perils, usually combining liability and physical damage coverages.

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


                                         Year Ended December 31,
                                    --------------------------------
                                    1996          1995          1994
                                    ----          ----          ----

GAAP Combined Ratio..........       99.4%         97.3%         101.7%
Statutory operating ratios:
  Loss ratio.................       67.7          65.6           68.9
  Expense ratio..............       30.9          31.6           31.3
  Dividend ratio.............        1.5           1.2            1.7
                                   -----         -----          -----
  Statutory combined ratio...      100.1          98.4          101.9
Industry statutory combined
  ratio......................      107.0(1)      105.0(2)       109.6(2)
----------
(1)      Source:  A.M. Best Co.
(2)      Source:  Insurance Information Institute

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


                                               Year Ended December 31,
                                       ------------------------------------
                                          1996         1995          1994
                                          ----         ----          ----
                                                  (in thousands)
Net Premiums Written:
Commercial:
  Automobile.....................      $ 10,149       $ 8,306       $ 6,133
  Workers' compensation..........        17,327        17,607        15,110
  Commercial multi-peril.........        16,975        14,598        11,028
  Other..........................         2,823         2,422         2,251
                                       --------       -------       -------
   Total commercial .............        47,274        42,933        34,522
                                       --------       -------       -------

Personal:
  Automobile.....................        36,331        31,060        29,263
  Homeowners.....................        18,008        14,932        12,850
  Other..........................         3,057         2,746         2,598
                                       --------       -------       -------
    Total personal...............        57,396        48,738        44,711
                                       --------       -------       -------
Total business...................      $104,670       $91,671       $79,233
                                       ========       =======       =======

Statutory Combined Ratios:
Commercial:
  Automobile.....................         97.6%         92.9%        116.1%
  Workers' compensation..........         66.6          76.9          80.0
  Commercial multi-peril.........        106.5         110.0          95.0
  Other..........................         65.1          88.2          92.4
    Total commercial.............         87.0%         91.6%         92.0%

Personal:
  Automobile.....................         99.9%         98.7%         92.3%
  Homeowners.....................        136.4         118.7         147.5
  Other..........................         99.6          90.8         111.4
    Total personal...............        111.2%        104.1%        109.3%
Total business...................        100.1%         98.4%        101.9%


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

                  The underwriting department and the research and development section are responsible for the development of new insurance products and enhancements of existing products. Underwriting profitability is enhanced by the creation of niche products focused on classes of business which traditionally have provided underwriting profits.

Marketing

                  DGI's insurance products, together with the products of the Mutual Company and their respective subsidiaries, are marketed through approximately 2,300 independent insurance agents associated with approximately 700 insurance agencies. Business is written by either DGI or the Mutual Company depending upon geographic location, agency license and product. Management has developed an agency appointment procedure that focuses on appointing agencies with proven marketing strategies for the development of profitable business. DGI regularly evaluates its agency force and continues to strive to obtain and retain a significant position within each agency relative to the amount of business similar to that of DGI placed by the agency with other insurers. DGI and the Mutual Company have developed a successful contingent commission plan for agents under which additional commissions are payable based upon the volume of premiums produced and the profitability of the business of the agency written by DGI and the Mutual Company. Management believes the contingent commission program and the Company's Agency Stock Purchase Plan have enhanced the ability of DGI and the Mutual Company to write profitable business.

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

                  Differences between liabilities reported in DGI's financial statements prepared on the basis of generally accepted accounting principles and financial statements prepared on a statutory accounting basis result from reducing statutory liabilities for anticipated salvage and subrogation recoveries. These differences amounted to $4,918,547, $3,880,621 and $2,730,112 at December 31, 1996, 1995 and 1994, respectively.

                  The following tables set forth a reconciliation of the beginning and ending net liability for unpaid losses and loss expenses for the periods indicated on a GAAP basis for the Company.


                                                                               Year Ended December 31,
                                                               ----------------------------------------------------
                                                                 1996                    1995                1994
                                                               --------                --------             -------
                                                                                    (in thousands)
Net liability for unpaid losses
 and loss expenses at
 beginning of year.....................................         $70,041                 $62,577             $52,298
                                                                -------                 -------             -------
Acquisition of Delaware Atlantic.......................           ---                     ---                 5,670
                                                                -------                 -------             -------
New balance beginning of year..........................          70,041                  62,577              57,968
                                                                -------                  ------             -------
Provision for net losses and
 loss expenses for claims
 incurred in the current year..........................          69,206                  58,354              55,941
Increase (decrease) in provision
 for estimated net losses and
 loss expenses for claims
 incurred in prior years...............................          (2,595)                 (2,947)             (3,084)
                                                                -------                 -------             -------

Total incurred.........................................          66,611                  55,407              52,857

Net losses and loss payments for claims incurred during:
 The current year......................................          39,988                  28,834              30,544
 Prior years...........................................          22,889                  19,009              17,704
                                                                -------                 -------             -------

Total paid.............................................          62,877                  47,943              48,248

Net liability for unpaid losses
 and loss expenses at
 end of year...........................................         $73,774                 $70,040             $62,577
                                                                =======                 =======             =======


                  The following table sets forth the development of the liability for net unpaid losses and loss expenses for DGI on a GAAP basis from 1987 (the first full year of DGI's operations) to 1996, with supplemental loss data for 1996 and 1995.

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

                  The "Liability reestimated as of" portion of the table shows the reestimated amount of the previously recorded liability based on experience for each succeeding year. The estimate is increased or decreased as payments are made and more information becomes known about the severity of the remaining unpaid claims. For example, the 1990 liability has developed an excess after six years, in that reestimated net losses and loss expenses are expected to be less than the estimated liability initially established in 1990 of $31,898,000 by $2,303,000.

                  The "Cumulative deficiency (excess)" shows the cumulative deficiency or excess at December 31, 1996 of the liability estimate shown on the top line of the corresponding column. An excess in liability means that the liability established in prior years exceeded actual net losses and loss expenses or were reevaluated at less than the original amount. A deficiency in liability means that the liability established in prior years was less than actual net losses and loss expenses or were reevaluated at more than the original amount.

                  The "Cumulative amount of liability paid through" portion of the table shows the cumulative net losses and loss expense payments made in succeeding years for net losses incurred prior to the balance sheet date. For example, the 1990 column indicates that as of December 31, 1996, payments equal to $28,157,000 of the currently reestimated ultimate liability for net losses and loss expenses of $29,595,000 had been made.



                                                                    Year Ended December 31
                         -----------------------------------------------------------------------------------------------------------
                           1987       1988       1989       1990       1991      1992       1993       1994        1995       1996
                         --------   --------   --------   --------   --------   --------   --------   --------   --------   --------
                                                                        (in thousands)
Net liability at end of
 year for unpaid losses
 and loss expenses ....  $ 11,878   $ 20,734   $ 27,767   $ 31,898   $ 36,194   $ 43,449   $ 52,298   $ 62,577   $ 70,040   $ 73,774
 Net liability
  reestimated as of:
   One year later .....    12,678     21,598     29,175     32,923     37,514     44,713     50,223     59,630     67,445
   Two years later ....    12,949     20,475     28,861     33,550     37,765     42,053     47,820     56,123
   Three years later ..    12,692     19,823     28,545     32,803     35,446     40,077     44,674
   Four years later ...    12,160     19,296     27,717     31,004     33,931     37,791
   Five years later ...    11,799     18,796     26,759     30,041     32,907
   Six years later ....    11,857     18,457     26,180     29,595
   Seven years later ..    11,782     18,189     25,971
   Eight years later ..    11,722     18,117
   Nine years later ...    11,655
Cumulative deficiency
   (excess) ...........  $   (223)  $ (2,617)  $ (1,796)  $ (2,303)  $ (3,287)  $ (5,658)  $ (7,624)  $ (6,454)  $ (2,595)
                         ========   ========   ========   ========   ========   ========   ========   ========   ========

Cumulative amount of
  liability paid
  through:
  One year later ......  $  5,891   $  8,855   $ 11,401   $ 13,003   $ 13,519   $ 16,087   $ 15,947   $ 19,009   $ 22,889
  Two years later .....     8,472     12,280     17,421     19,795     20,942     24,010     25,128     29,892
  Three years later ...     9,988     14,912     20,986     24,178     25,308     28,802     31,837
  Four years later ....    10,774     16,292     23,268     26,413     27,826     32,368
  Five years later ....    11,209     17,201     24,331     27,439     29,605
  Six years later .....    11,388     17,706     24,909     28,157
  Seven years later ...    11,484     17,782     25,280
  Eight years later ...    11,544     17,884
  Nine years later ....    11,563


                                                      Year Ended December 31
                                       ---------------------------------------------------
                                         1992      1993       1994       1995       1996
                                       --------  --------   --------   --------   --------
Gross liability at end of year ......  $ 55,870  $ 69,442   $ 87,744   $ 97,733   $110,023
Reinsurance recoverable .............    12,421    17,144     25,167     27,693     36,248
Net liability at end of year ........    43,449    52,298     62,577     70,040     73,775
Gross reestimated liability -- latest    57,534    63,006     80,472     93,852
Reestimated recoverable -- latest ...    19,743    18,332     24,349     26,407
Net reestimated liability -- latest .    37,791    44,674     56,123     67,445
Gross cumulative deficiency (excess)      1,664    (6,436)    (7,272)    (3,881)

Reinsurance

                  DGI and the Mutual Company use several different reinsurers, all of which have a Best rating of A- or better or, with respect to foreign reinsurers, have a financial condition which, in the opinion of management, is equivalent to a company with at least an A- rating.

                  The external reinsurance purchased by DGI and the Mutual Company includes "excess treaty reinsurance" under which losses are automatically reinsured over a set retention ($250,000 for 1996) and "catastrophic reinsurance" under which the reinsured recovers 90% of an accumulation of many losses resulting from a single event, including natural disasters (for 1996, $3,000,000 retention), DGI's principal reinsurance agreement, other than that with the Mutual Company, is an excess of loss treaty in which the reinsurers are Continental Casualty Company, Employers Reinsurance Corporation and Dorinco Reinsurance Company. Reinsurance is also purchased on an individual policy basis to reinsure losses that may occur from large risks, specific risk types or specific locations. The amount of coverage provided under each of these types of reinsurance depends upon the amount, nature, size and location of the risk being reinsured. For property insurance, excess of loss treaties provide for coverage up to $1,000,000. For liability insurance, excess of loss treaties provide for coverage up to $30,000,000. Property catastrophe contracts provide coverage up to $50,000,000 resulting from one event. On both property and casualty insurance, DGI and the Mutual Company purchase facultative reinsurance to cover exposures from losses that exceed the limits provided by their respective treaty reinsurance. In addition, the Company and the Mutual Company maintain various reinsurance agreements between themselves in addition to the pooling agreement. Atlantic States and the Mutual Company have a catastrophe reinsurance agreement which limits the maximum liability for losses from any one catastrophe occurrence to $400,000 for Atlantic States and $700,000 for a catastrophe involving more than one of the Company's subsidiaries. Southern and the Mutual Company have an excess of loss reinsurance agreement in which the Mutual Company assumes up to $150,000 for losses in excess of $100,000. Southern and the Mutual Company also have a catastrophe reinsurance agreement which limits Southern's liability to $300,000 from any one catastrophe occurrence. Delaware Atlantic and the Mutual Company have an excess of loss reinsurance agreement in which the Mutual Company assumes up to $200,000 for losses in excess of $50,000. Delaware Atlantic and the Mutual Company also have a Catastrophe Reinsurance Agreement which limits Delaware Atlantic's liability to $300,000 from any one catastrophe occurrence. Delaware Atlantic and the Mutual Company also have a reinsurance contract whereby Delaware Atlantic cedes 70% of its workers' compensation business to the Mutual Company. Each of Southern, Delaware Atlantic and Pioneer also have a Retrocessional Reinsurance Agreement with the Mutual Company whereby the Mutual Company indemnifies each Affiliate in respect of 100% of the net liability that may accrue to such Affiliate from its insurance operations and retrocedes 100% of the net liability back to each Affiliate, which the Affiliate assumes as part of the retrocession.

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

Investments

                  DGI's return on invested assets is an important element of its financial results. Currently, the investment objective is to maintain a widely diversified fixed maturities portfolio structured to maximize after-tax investment income while minimizing credit risk through investments in high quality instruments. At December 31, 1996, all debt securities were rated investment grade with the exception of one unrated obligation of $250,000, and the investment portfolio did not contain any mortgage loans or any non-performing assets.

                  The following table shows the composition of the debt securities investment portfolio (at carrying value), excluding short-term investments, by rating as of December 31, 1996:


                                                      December 31, 1996
                                                 ----------------------------
     Rating(1)                                    Amount             Percent
---------------------                            --------           ---------
                                                     (dollars in thousands)

U.S. Treasury and U.S.
  agency securities(2) .......................   $ 83,645             51.9%
Aaa or AAA ...................................     43,857             27.2
Aa or AA .....................................     25,879             16.0
A ............................................      7,442              4.6
BBB ..........................................         97              0.1
Not rated(3) .................................        250              0.2%
                                                 --------            -----
    Total ....................................   $161,170            100.0%
                                                 ========            =====
----------

(1) Ratings assigned by Moody's Investors Services, Inc. or Standard & Poor's Corporation.

(2)      Includes mortgage-backed securities of $13,542,146.

(3) Represents one unrated obligation of The Lancaster County Hospital Authority Mennonite Home Project, which management of DGI believes to be equivalent to investment grade securities with respect to repayment risk.

                  DGI invests in both taxable and tax-exempt securities as part of its strategy to maximize after-tax income. Such strategy considers, among other factors, the alternative minimum tax. Tax-exempt securities made up approximately 37.0%, 38.5% and 26.4% of the total investment portfolio at December 31, 1996, 1995 and 1994, respectively.

                  The following table shows the classification of the investments (at carrying value) of DGI and its subsidiaries at December 31, 1996, 1995 and 1994.


                                                                                December 31
                                              ----------------------------------------------------------------------------------
                                                      1996                          1995                         1994
                                              ---------------------         ----------------------       -----------------------
                                                             Percent                        Percent                       Percent
                                                               of                             of                            of
                                              Amount          Total         Amount           Total        Amount           Total
                                              ------          -----         ------           -----        ------           -----
                                                                           (dollars in thousands)
Fixed maturities(1):
 Held to maturity:
  U.S. Treasury securities
   and obligations of U.S.
   government corporations
   and agencies ..........................   $ 37,394           20.2%      $ 19,676           12.2%      $ 14,271            9.8%
  Obligations of states and
   political subdivisions ................     55,989           30.2         52,081           32.3         32,110           22.1
  Corporate securities ...................      5,767            3.1          3,816            2.4          2,994            2.1
  Mortgage-backed
   securities ............................     12,431            6.7         16,406           10.1         20,783           14.2
                                             --------          -----       --------          -----       --------          -----
    Total held to
     maturity ............................    111,581           60.2         91,979           57.0         70,158           48.2
                                             --------          -----       --------          -----       --------          -----
Available for sale:
  U.S. treasury securities
   and obligations of U.S.
   government corporations
   and agencies ..........................     32,709           17.6         35,421           21.9         33,429           22.9
  Obligations of states and
   political subdivisions ................     12,682            6.8         10,120            6.3          6,357            4.4
  Corporate securities ...................      3,087            1.7          4,348            2.7          3,734            2.6
  Mortgage-backed
   securities ............................      1,111            0.6          1,758            1.1            202            0.1
                                             --------          -----       --------          -----       --------          -----
    Total available
     for sale ............................     49,589           26.7         51,647           32.0         43,722           30.0
                                             --------          -----       --------          -----       --------          -----
    Total fixed
     maturities ..........................    161,170           86.9        143,626           89.0        113,880           78.2
Equity securities(2) .....................      3,134            1.7          3,264            2.0          4,202            2.9
Short-term
 investments(3) ..........................     21,207           11.4         14,498            9.0         27,485           18.9
                                             --------          -----       --------          -----       --------          -----

Total investments ........................   $185,511          100.0%      $161,388          100.0%      $145,567          100.0%
                                             ========          =====       ========          =====       ========          =====

-----------------

(1) The Company accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting For Certain Investments in Debt and Equity Securities." See

         Notes 1 and 3 to the Consolidated Financial Statements incorporated by reference herein. Fixed maturities held to maturity are valued at amortized cost; those fixed maturities available for sale are valued at fair value. Total fair value of fixed maturities held to maturity was $113,461,217 at December 31, 1996. The amortized cost of fixed maturities available for sale was $49,314,520 at December 31, 1996.

(2) Equity securities are valued at fair value. Total cost of equity securities was $2,770,346 at December 31, 1996, $2,954,487 at December 31, 1995 and $4,897,115 at December 31, 1994.

(3) Short-term investments are valued at cost, which approximates market.


                  The following table sets forth the maturities (at carrying value) in the fixed maturity and short-term investment portfolio at December 31, 1996, December 31, 1995 and December 31, 1994.


                                                                                     December 31
                                                ---------------------------------------------------------------------------------
                                                         1996                           1995                        1994
                                                ----------------------         -----------------------       --------------------
                                                                Percent                         Percent                    Percent
                                                                  of                              of                         of
                                                Amount           Total         Amount            Total        Amount        Total
                                                ------           -----         ------            -----        ------        -----
                                                                                (dollars in thousands)
Due in:(1)
One year or less ......................        $ 12,615             7.8%      $ 34,493            21.8%      $ 35,803        25.3
Over one year
 through three years ..................          24,686            15.3         19,546            12.4         34,204        24.2
Over three years
 through five years ...................          20,150            12.5          9,559             6.0          5,346         3.8
Over five years
 through ten years ....................          43,626            27.1         35,005            22.1          9,846         7.0
Over ten years
 through fifteen
 years ................................          45,500            28.2         39,172            24.8         29,665        21.0
Over fifteen years ....................           1,051             0.7          2,185             1.4          5,968         4.2
Mortgage-backed
 securities ...........................          13,542             8.4         18,164            11.5         20,534        14.5
                                               --------           -----       --------           -----       --------       -----
                                               $161,170           100.0%      $158,124           100.0%      $141,366       100.0%
                                               ========           =====       ========           =====       ========       =====


(1) Based on stated maturity dates with no prepayment assumptions. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                  As shown above, the Company held investments in mortgage-backed securities having a carrying value of $13,542,146 at December 31, 1996. Included in these investments are collateralized mortgage obligations ("CMOs") with a carrying value of $12,730,101 at December 31, 1996. The Company has attempted to reduce the prepayment risks associated with mortgage-backed securities by investing approximately 87.8%, as of December 31, 1996, of the Company's holdings of CMOs in planned amortization and very accurately defined tranches. Such investments are designed to alleviate the risk of prepayment by providing predictable principal prepayment schedules within a designated range of prepayments. If principal is repaid earlier than originally anticipated, investment yields may decrease due to reinvestment of these funds at lower current interest rates and capital gains or losses may be realized since the book value of securities purchased at premiums or discounts may be different from the prepayment amount.

                  Investment results of DGI and its subsidiaries for the years ended December 31, 1996, 1995 and 1994 are shown in the following table:


                                                 Year Ended December 31,
                                           ----------------------------------
                                           1996           1995           1994
                                           ----           ----           ----
                                                  (dollars in thousands)

Invested assets(1) ................      $175,780       $155,093       $134,636
Investment income(2) ..............        10,316          9,270          7,778
Average yield .....................           5.9%           6.0%           5.8%
----------------

(1) Average of the aggregate invested amounts at the beginning and end of the period, including cash.

(2) Investment income is net of investment expenses and does not include realized investment gains or losses or provision for income taxes.


A.M. Best Rating

                  In 1996, the Best rating of the Mutual Company, Atlantic States, Southern and Delaware Atlantic was "A", based upon their respective current financial conditions and historical statutory results of operations. Management believes that this Best rating is an important factor in marketing DGI's products to its agents and customers. Best's ratings are industry ratings based on a comparative analysis of the financial condition and operating performance of insurance companies as determined by their publicly available reports. Best's classifications are A++ and A+ (Superior), A and A- (Excellent), B++ and B+ (Very Good), B and B- (Good), C++ and C+ (Fair), C and C- (Marginal), D (below minimum standards) and E and F (Liquidation). Best's ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors. According to Best, an "excellent" rating is assigned to those companies which, in Best's opinion, have achieved excellent overall performance when compared to the norms of the property and casualty insurance industry and have generally demonstrated a strong ability to meet policyholder and other contractual obligations.

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

                  In addition to state-imposed insurance laws and regulations, in December 1993 the National Association of Insurance Commissioners (the "NAIC") adopted a new risk-based capital system for assessing the adequacy of statutory capital and surplus which augments the states' current fixed dollar minimum capital requirements for insurance companies. At December 31, 1996, DGI exceeded the required levels of capital. There can be no assurance that the capital requirements applicable to DGI's business will not increase in the future.

                  The states in which Atlantic States (Pennsylvania, Maryland and Delaware), the Mutual Company (Pennsylvania, Ohio, Maryland, New York, Virginia and Delaware), Southern (Virginia) and Delaware Atlantic (Delaware, Maryland and Pennsylvania) do business have guaranty fund laws under which insurers doing business in such states can be assessed on the basis of premiums written by the insurer in that state in order to fund policyholder liabilities of insolvent insurance companies. Under these laws in general, an insurer is subject to assessment, depending upon its market share of a given line of business, to assist in the payment of policyholder claims against insolvent insurers. The Mutual Company, Atlantic States, Southern and Delaware Atlantic have made accruals for their portion of assessments related to such insolvencies based upon the most current information furnished by the guaranty associations. During the five years ended December 31, 1996, the amount of such insolvency assessments paid by Atlantic States, Southern, the Mutual Company and Delaware Atlantic was not material.

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

                  Most states have enacted legislation that regulates insurance holding company systems. Each insurance company in the holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. Pursuant to these laws, the respective insurance departments may examine the Mutual Company, the Company and their respective insurance subsidiaries at any time, require disclosure of material transactions by the holding company and require prior notice or prior approval of certain transactions, such as "extraordinary dividends" from the insurance subsidiaries to the holding company.

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

                  The Company's insurance subsidiaries are restricted by the insurance laws of their respective states of domicile as to the amount of dividends or other distributions they may pay to the Company without the prior approval of the respective state regulatory authorities. Generally, the maximum amount that may be paid by an insurance subsidiary during any year after notice to, but without prior approval of, the insurance commissioners of these states is limited to a stated percentage of that subsidiary's statutory capital and surplus as of a certain date, or the net income or net investment income not including realized capital gains of the subsidiary for the preceding year. As of December 31, 1996, amounts available for payment of dividends in 1997 without the prior approval of the various insurance commissioners were $5,410,536 from Atlantic States, $255,480 from Southern and $1,120,952 from Delaware Atlantic. See Note 11 to the Consolidated Financial Statements incorporated by reference herein.

The Mutual Company

                  The Mutual Company, which was organized in 1889, has a Best rating of A (Excellent). At December 31, 1996, the Mutual Company had admitted assets of $158 million and policyholders' surplus of $75 million. At December 31, 1996, the Mutual Company had no debt and, of its total liabilities of $83 million, reserves for net losses and loss expenses accounted for $48 million and unearned premiums accounted for $21 million. Of the Mutual Company's investment portfolio of $133 million at December 31, 1996, investment-grade bonds accounted for $48 million, cash and short-term investments accounted for $1 million and mortgages accounted for $7 million. At December 31, 1996, the Mutual Company owned 2,621,633 shares of the Company's Common Stock, which were carried on the Mutual Company's books at $54 million. The foregoing financial information is presented on the statutory basis of accounting.

Employees

                  As of December 31, 1996, the Mutual Company had 376 employees. The Mutual Company's employees provide a variety of services to DGI, Atlantic States, Delaware Atlantic and Southern as well as to the Mutual Company and its subsidiaries.


Item 2.           Properties.

                  DGI shares headquarters with the Mutual Company in a building owned by the Mutual Company. The Mutual Company charges DGI for an appropriate portion of the building expenses under an intercompany allocation agreement which is consistent with the terms of the pooling agreement. The headquarters of the Mutual Company have approximately 82,000 square feet of office space, with an additional 40,000 square feet of office space currently under construction. Southern has a facility of approximately 10,000 square feet in Glen Allen, Virginia which it leases. Delaware Atlantic has a facility of approximately 2,800 square feet in Wilmington, Delaware, which it leases.


Item 3.           Legal Proceedings.

                  DGI is a party to numerous lawsuits arising in the ordinary course of its insurance business. DGI believes that the resolution of these lawsuits will not have a material adverse effect on its financial condition or results of operations.


Item 4.           Submission of Matters to a Vote of Security Holders.

                  No matter was submitted to a vote of holders of the Company's Common Stock during the fourth quarter of 1996.

Executive Officers of the Company

      Name                        Age                 Position
      ----                        ---                 --------

Donald H. Nikolaus                54        President and Chief Executive
                                            Officer since 1981

William H. Shupert                70        Senior Vice President -
                                            Underwriting since 1991; Vice
                                            President - Underwriting for
                                            18 years prior thereto

Ralph G. Spontak                  44        Senior Vice President since
                                            1991; Chief Financial Officer
                                            and Vice President since 1983;
                                            Secretary since 1988; KMG Main
                                            Hurdman for nine years to 1983

Frank J. Wood                     63        Vice President - Marketing
                                            since 1988; Manager - Marketing
                                            for one year prior thereto

James B. Price                    61        Vice President - Claims since 1972

Robert G. Shenk                   44        Vice President - Claims since
                                            1992

Daniel J. Wagner                  36        Treasurer since 1993; Controller for
                                            five years prior thereto

                                     PART II


Item 5.           Market for the Registrant's Common Equity and Related
                  Stockholder Matters.

                  The answer to this Item is incorporated in part by reference to page 24 of the Company's Annual Report to Stockholders for the year ended December 31, 1996, which is included as Exhibit (13) to this Form 10-K Report. As of March 14, 1997, the Company had approximately 363 holders of record of its Common Stock. The Company declared dividends of $.40 per share in 1995 and $44 per share in 1996.


Item 6.           Selected Financial Data.

                  The answer to this Item is incorporated by reference to page 2 of the Company's Annual Report to Stockholders for the year ended December 31, 1996, which is included as Exhibit (13) to this Form 10-K Report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  The answer to this Item is incorporated by reference to pages 7 through 9 of the Company's Annual Report to Stockholders for the year ended December 31, 1996, which is included as Exhibit (13) to this Form 10-K Report.


Item 8.           Financial Statements and Supplementary Data.

                  The answer to this Item is incorporated by reference to pages 10 through 23 of the Company's Annual Report to Stockholders for the year ended December 31, 1996, which is included as Exhibit (13) to this Form 10-K Report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                  None.

                                    PART III

Item 10.          Directors and Executive Officers of the Company.

                  The answer to this Item with respect to the Company's directors is incorporated by reference to pages 5 through 8 of the Company's proxy statement relating to the Company's annual meeting of stockholders to be held April 17, 1997. The response to this Item with respect to the Company's executive officers is incorporated by reference to Part I of this Form 10-K Report.


Item 11.          Executive Compensation.

                  The answer to this Item is incorporated by reference to pages 10 through 14 of the Company's proxy statement relating to the Company's annual meeting of stockholders to be held April 17, 1997, except for the Compensation Committee Report and the Performance Graph, which are not incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

                  The answer to this Item is incorporated by reference to pages 2 through 3 of the Company's proxy statement relating to the Company's annual meeting of stockholders to be held April 17, 1997.


Item 13.          Certain Relationships and Related Transactions.

                  The answer to this Item is incorporated by reference to pages 3 through 5 and page 14 of the Company's proxy statement relating to the Company's annual meeting of stockholders to be held April 17, 1997.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

                  (a) Financial statements, financial statement schedules and exhibits filed:

         (1)      Consolidated Financial Statements
                                                                          Page*
                                                                          ----

        Report of Independent Auditors............................          23

        Donegal Group Inc. and Subsidiaries:
          Consolidated Balance Sheets as of
            December 31, 1996 and 1995 ...........................          10
          Consolidated Statements of Income
            for the three years ended
            December 31, 1996, 1995 and 1994 .....................          11
          Consolidated Statements of Stockholders'
            Equity for the three years ended
            December 31, 1996, 1995 and 1994......................          12
          Consolidated Statements of Cash Flows
            for the three years ended
            December 31, 1996, 1995 and 1994......................          13
          Notes to Consolidated Financial Statements..............       14-22

         (2)      Financial Statement Schedules
                                                                          Page
                                                                          ----
         Donegal Group Inc. and Subsidiaries:

        Report of Independent Auditors on Schedules...............          33
        Schedule I.    Summary of Investments - Other
                       than Investments in Related
                       Parties....................................          34
        Schedule II.   Condensed Financial Information
                       of Parent Company..........................          35
        Schedule III.  Supplementary Insurance
                       Information................................          39
        Schedule IV.   Reinsurance................................          41
        Schedule VI.   Supplemental Insurance Information
                       Concerning Property and Casualty
                       Subsidiary.................................          42

                  All other schedules have been omitted since they are not required, not applicable or the information is included in the financial statements or notes thereto.

------------------

* Refers to the respective page of Donegal Group Inc.'s 1996 Annual Report to Stockholders. The Consolidated Financial Statements and Notes to Consolidated Financial Statements and Auditor's Report thereon on pages 10 through 23 are incorporated herein by reference.

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

                  (3)      Exhibits

Exhibit No.          Description of Exhibits                      Reference
-----------          -----------------------                      ---------

(3)(i)        Certificate of Incorporation of                       (a)
              Registrant

(3)(ii)       Amended and Restated By-laws of                   filed herewith
              Registrant

(4)           Form of Registrant's Common Stock                     (a)
              Certificate

Management Contracts and Compensatory Plans or Arrangements
-----------------------------------------------------------

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

(10)(B)       Donegal Mutual Insurance Company                      (a)
              Profit Sharing Plan and Trust
              dated March 12, 1985

(10)(C)       Donegal Group Inc. Key Executive                      (b)
              Incentive Bonus Plan dated
              September 29, 1986

(10)(D)       Donegal Group Inc. Employee Stock                     (b)
              Purchase Plan, as amended

(10)(E)       Donegal Group Inc. Equity Incentive                   (b)
              Plan, as amended

(10)(F)       Donegal Group Inc. Agency                             (i)
              Stock Purchase Plan

(10)(G)       Donegal Group Inc. Amended and                    filed herewith
              Restated 1996 Equity Incentive
              Plan

(10)(H)       Donegal Group Inc. 1996 Equity                    filed herewith
              Incentive Plan for Directors

(10)(I)       Donegal Group Inc. Executive                      filed herewith
              Restoration Plan

Other Material Contracts
------------------------

(10)(J)   Tax Sharing Agreement dated                               (a)
          September 29, 1986 between Donegal
          Group Inc. and Atlantic States
          Insurance Company

(10)(K)   Services Allocation Agreement dated                       (a)
          September 29, 1986 between Donegal
          Mutual Insurance Company, Donegal
          Group Inc. and Atlantic States
          Insurance Company

(10)(L)   Proportional Reinsurance Agreement                        (a)
          dated September 29, 1986 between
          Donegal Mutual Insurance Company
          and Atlantic States Insurance Company

(10)(M)   Amendment dated October 1, 1988 to                        (c)
          Proportional Reinsurance Agreement
          between Donegal Mutual Insurance Company and Atlantic States Insurance Company

(10)(N)   Multi-Line Excess of Loss Reinsurance                     (e)
          Agreement effective January 1, 1993
          between Donegal Mutual Insurance Company, Southern
          Insurance Company of Virginia, Atlantic States
          Insurance Company and Pioneer Mutual Insurance
          Company, and Christiana General Insurance Corporation of New York, Cologne Reinsurance Company of America,
          Continental Casualty Company, Employers Reinsurance
          Corporation and Munich American Reinsurance Company

(10)(O)   Amendment dated July 16, 1992 to Propor-                  (d)
          tional Reinsurance Agreement between
          Donegal Mutual Insurance Company and
          Atlantic States Insurance Company

(10)(P)   Amendment dated as of December 21, 1995                   (f)
          to Proportional Reinsurance Agreement
          between Donegal Mutual Insurance Company and Atlantic States Insurance Company

(10)(Q)   Credit Agreement dated as of December 29,                 (f)
          1995 between Donegal Group Inc. and Fleet
          National Bank of Connecticut

(10)(R)   Stock Purchase Agreement dated as of                      (f)
          December 21, 1995 between Donegal Mutual
          Insurance Company and Donegal Group Inc.

(10)(S)   Donegal Group Inc. 1996 Employee Stock                    (g)
          Purchase Plan.

(10)(T)   Reinsurance and Retrocession Agree-                     filed herewith
          ment dated May 21, 1996 between
          Donegal Mutual Insurance Company
          and Pioneer Insurance Company.

(10)(U)   Reinsurance and Retrocession Agree-                     filed herewith
          ment dated May 21, 1996 between
          Donegal Mutual Insurance Company and
          Delaware American Insurance Company.

(10)(V)   Reinsurance and Retrocession Agree-                     filed herewith
          ment dated May 21, 1996 between
          Donegal Mutual Insurance Company and
          Southern Insurance Company of Virginia.

(13)      1996 Annual Report to Stockholders                      filed herewith
          (electronic filing contains only
          those portions incorporated by
          reference into this Form 10-K
          report).

(20)      Proxy Statement relating to the Annual                  filed herewith
          Meeting of Stockholders to be held on April 17, 1997, provided, however, that the Compensation Committee
          Report and the Performance Graph shall not be deemed filed as part of this Form 10-K Report

(21)      Subsidiaries of Registrant                                   (h)

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


(h) Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form 10-K Report for the year ended December 31, 1995.

(i) Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form S-2 Registration Statement No. 333-06787 declared effective August 1, 1996.

                                   SIGNATURES


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              DONEGAL GROUP INC.


Date:  March 27, 1997                         By: /s/ Donald H. Nikolaus
                                                 -----------------------
                                                 Donald H. Nikolaus, President


              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         Signature                     Title                   Date
         ---------                     -----                   ----



/s/Donald H. Nikolaus             President and a           March 27, 1997
---------------------------       Director (principal
Donald H. Nikolaus                executive officer)


/s/Ralph G. Spontak               Senior Vice President     March 27, 1997
---------------------------       and Secretary (principal
Ralph G. Spontak                  financial and accounting
                                  officer)


---------------------------       Director                  March   , 1997
Robert S. Bolinger


---------------------------       Director                  March   , 1997
Thomas J. Finley


/s/Patricia A. Gilmartin          Director                  March 27, 1997
---------------------------
Patricia A. Gilmartin


/s/Philip H. Glatfelter,II        Director                  March 27, 1997
---------------------------
Philip H. Glatfelter, II


/s/C. Edwin Ireland               Director                  March 27, 1997
----------------------------
C. Edwin Ireland


/s/R. Richard Sherbahn            Director                  March 27, 1997
----------------------------
R. Richard Sherbahn

              Independent Auditors' Consent and Report on Schedules



The Board of Directors
Donegal Group Inc.:

The audits referred to in our report dated March 3, 1997, included the related financial statement schedules as of December 31, 1996, and for each of the years in the three-year period ended December 31, 1996, incorporated by reference in Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We consent to the use of our reports incorporated by reference in the registration statements (Nos. 333-06681, 33-85128 and 33-31287) on Form S-8 of Donegal Group Inc.





                                                  KPMG PEAT MARWICK LLP

Harrisburg, Pennsylvania
March 27, 1997

                       DONEGAL GROUP INC. AND SUBSIDIARIES

                       SCHEDULE I - SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES

                                December 31, 1996



                                                                                                                   Amount at Which
                                                                                               Fair                 Shown in the
                                                                        Cost                   Value                Balance Sheet
                                                                    ------------            ------------            ------------
Fixed Maturities:
 Held to maturity:
   United States government
    and governmental agencies
    and authorities including
    obligations of states and
    political subdivisions .................................        $ 93,383,066            $ 95,014,669            $ 93,383,066
   All other corporate bonds ...............................           5,766,899               6,036,500               5,766,899
   Mortgage-backed securities ..............................          12,431,197              12,410,048              12,431,197
                                                                    ------------            ------------            ------------
    Total fixed maturities
     held to maturity ......................................         111,581,162             113,461,217             111,581,162
                                                                    ------------            ------------            ------------
 Available for sale:
   United States government
    and governmental agencies
    and authorities including
    obligations of states and
    political subdivisions .................................          45,111,935              45,390,594              45,390,594
   All other corporate bonds ...............................           3,107,680               3,087,000               3,087,000
   Mortgage-backed securities ..............................           1,094,905               1,110,949               1,110,949
                                                                    ------------            ------------            ------------
    Total fixed maturities
     available for sale ....................................          49,314,520              49,588,543              49,588,543
                                                                    ------------            ------------            ------------
      Total fixed
       maturities ..........................................         160,895,682             163,049,760             161,169,705
                                                                    ------------            ------------            ------------

Equity Securities:
 Preferred stocks
  Public utilities .........................................             500,000                 507,188                 507,188
  Banks ....................................................             812,500                 825,187                 825,187
  Industrial and
   miscellaneous ...........................................           1,389,000               1,349,250               1,349,250
                                                                    ------------            ------------            ------------
     Total preferred stocks ................................           2,701,500               2,681,625               2,681,625
                                                                    ------------            ------------            ------------

 Common stocks
  Banks and insurance companies ............................               8,596                 395,073                 395,073
  Industrial and
   miscellaneous ...........................................              60,250                  57,500                  57,500
                                                                    ------------            ------------            ------------
    Total common stocks ....................................              68,846                 452,573                 452,573
                                                                    ------------            ------------            ------------
     Total equity securities ...............................           2,770,346               3,134,198               3,134,198
                                                                    ------------            ------------            ------------

Short-term investments .....................................          21,207,503              21,207,503              21,207,503
                                                                    ------------            ------------            ------------
  Total investments ........................................        $184,873,531            $187,391,461            $185,511,406
                                                                    ============            ============            ============


                       DONEGAL GROUP INC. AND SUBSIDIARIES

         SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

                            Condensed Balance Sheets
                                ($ in thousands)
                           December 31, 1996 and 1995

                                     ASSETS
                                                             1996        1995
                                                            -------     -------

Investment in subsidiaries (equity method) ...........      $88,594     $75,236

Short-term investments, at cost,
  which approximates market ..........................            7       1,117

Cash .................................................          427         147

Property and equipment ...............................        1,248       1,355

Current income taxes .................................          158         341

Loan costs ...........................................          246         280
Other receivables ....................................           30           4
                                                            -------     -------
           Total assets ..............................      $90,710     $78,480
                                                            =======     =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              1996        1995
                                                            -------     -------

Cash dividends declared to stockholders ..............      $   493     $   428

Accounts payable and accrued expenses ................          174         317

Deferred income taxes ................................          266         250

Payable to affiliates ................................         --           202
Line of credit .......................................        8,500       5,000
                                                            -------     -------
           Total liabilities .........................        9,433       6,197


Stockholders' equity
    Preferred stock, $1.00 par value,
        authorized 1,000,000 shares,
        none issued
    Common stock, $1.00 par value,
        authorized 10,000,000 shares,
        issued 4,540,569 and 4,326,362
        shares and outstanding 4,471,782
        and 4,261,314 shares .........................        4,540       4,327

  Additional paid-in capital .........................       37,316      35,018

  Net unrealized gains
        on investments ...............................          421         819

  Retained earnings, including equity
      in undistributed net income of
      subsidiaries ($45,957 and 37,202)                      39,892      32,939
  Treasury stock at cost                                       (892)       (820)
                                                            -------     -------

Total stockholders' equity                                   81,277      72,283
                                                            -------     -------

Total liabilities and
    stockholders' equity                                    $90,710     $78,480
                                                            =======     =======

                       DONEGAL GROUP INC. AND SUBSIDIARIES

         SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

                         Condensed Statements of Income
                                ($ in thousands)

                  Years ended December 31, 1996, 1995 and 1994

                                                1996         1995         1994
                                               -------      -------      -------

Revenues

    Dividends-subsidiary .................     $     0      $   900      $   900
    Lease income .........................         541          491          463
    Investment income ....................          31           13           12
                                               -------      -------      -------
        Total revenues ...................         572        1,404        1,375
                                                                         -------

Expenses

  Operating expenses .....................         548          411          418
  Interest ...............................         416            4           10
                                               -------      -------      -------
      Total expenses .....................         964          415          428
                                               -------      -------      -------

Income (loss) before income
    tax benefit and equity in
    undistributed net income
    of subsidiaries ......................        (392)         989          947

Income tax (benefit) .....................        (533)        (298)          16
                                               -------      -------      -------

Income before equity in
    undistributed net
    income of subsidiaries ...............         141        1,287          931

Equity in undistributed net
    income of subsidiaries ...............       8,755        8,571        4,109
                                               -------      -------      -------

Net income ...............................     $ 8,896      $ 9,858      $ 5,040
                                               =======      =======      =======

                       DONEGAL GROUP INC. AND SUBSIDIARIES

              SCHEDULE II - CONDENSED INFORMATION OF PARENT COMPANY

                       Condensed Statements of Cash Flows
                                ($ in thousands)
                  Years ended December 31, 1996, 1995 and 1994

                                                   1996       1995       1994
                                                  -------    -------    -------

Cash flows from operating activities:
    Net income ................................   $ 8,896    $ 9,858    $ 5,040
                                                  -------    -------    -------
    Adjustments to reconcile net
    income to net cash provided by
    operating activities:
        Equity in undistributed net
           income of subsidiaries .............    (8,755)    (8,571)    (4,109)
        Change in accounts
           payable and accrued expenses .......      (143)       225         22
        Depreciation and amortization .........       309        264        257
        Change in deferred income tax .........        16         15         21
        Change in current
           income tax receivable ..............       183       (332)        (2)
        Change in other receivables ...........         8       (284)      --
                                                  -------    -------    -------
        Net adjustments .......................    (8,382)    (8,683)    (3,811)
                                                  -------    -------    -------
    Net cash provided by
        operating activities ..................       514      1,175      1,229
                                                  -------    -------    -------

Cash flows from investing activities:
    Net sales (purchases) of short-term
        investments ...........................     1,110       (744)       447
    Net purchase of property and equipment ....      (203)      (279)      (110)
    Capital contribution to subsidiaries ......    (5,000)
    Net purchases of long-term investments ....      --         --         (200)
    Acquisition of Delaware Atlantic ..........      (202)    (5,300)      --
                                                  -------    -------    -------
    Net cash provided by (used in)
     investing activities .....................    (4,295)    (6,323)       137
                                                  -------    -------    -------

Cash flows from financing activities:
    Cash dividends paid .......................    (1,879)    (1,622)    (1,433)
    Issuance of common stock ..................     2,512      1,723        125

    Purchase of treasury stock ................       (72)      --         --
    Line of credit, net .......................     3,500      5,000       --
                                                  -------    -------    -------
    Net cash provided by (used in)
        financing activities ..................     4,061     (5,101)    (1,308)
                                                  -------    -------    -------

Net change in cash ............................       280        (47)        58
        Cash beginning ........................       147        194        136
                                                  -------    -------    -------
        Cash ending ...........................   $   427    $   147    $   194
                                                  =======    =======    =======

                       DONEGAL GROUP INC. AND SUBSIDIARIES

               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

                                                                           Amortization
                                                              Net           of Deferred
                               Net           Net             Losses            Policy          Other           Net
                             Earned       Investment        and Loss        Acquisition     Underwriting     Premiums
     Segment                Premiums        Income          Expenses           Costs          Expenses       Written
     -------                --------      ----------        --------        ------------    ------------     -------


   Year Ended
December 31, 1996
-----------------

Property and casualty      $99,982,042     $10,285,617     $66,611,233       $17,032,000     $14,174,023   $104,669,903

Parent                         ---              30,851         ---               ---             ---            ---
                           -----------     -----------     -----------       -----------     -----------   ------------
                           $99,982,042     $10,316,468     $66,611,233       $17,032,000     $14,174,023   $104,669,903
                           ===========     ===========     ===========       ===========     ===========   ============

   Year Ended
December 31, 1995
-----------------

Property and casualty      $86,277,852     $ 9,256,960     $55,407,254       $14,412,000     $13,049,188    $91,671,128

Parent                         ---              12,924         ---               ---             ---             ---
                           -----------     -----------     -----------       -----------     -----------    --------
                           $86,277,852     $ 9,269,884     $55,407,254       $14,412,000     $13,049,188    $91,671,128
                           ===========     ===========     ===========       ===========     ===========    ===========

   Year Ended
December 31, 1994
-----------------

Property and casualty      $77,232,889     $ 7,765,950     $52,857,302       $12,055,000     $12,278,473    $79,233,963

Parent                         ---              12,214         ---               ---             ---             ---
                           -----------     -----------     -----------       -----------     -----------    --------

                           $77,232,889     $ 7,778,164     $52,857,302       $12,055,000     $12,278,473    $79,233,963
                           ===========     ===========     ===========       ===========     ===========    ===========


                       DONEGAL GROUP INC. AND SUBSIDIARIES

               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
               --------------------------------------------------


                                          At December 31,
                            Deferred        Liability                     Other Policy
                             Policy         for Losses                     Claims and
                           Acquisition       and Loss        Unearned       Benefits
      Segment                 Costs          Expenses        Premiums        Payable
      -------              -----------    ---------------    --------     ------------

       1996
       ----

Property and Casualty     $ 7,837,899      $110,022,886    $66,184,188      $   ---


       1995
       ----

Property and casualty     $ 6,902,218      $ 97,733,851    $54,377,239      $   ---

                       DONEGAL GROUP INC. AND SUBSIDIARIES

                            SCHEDULE IV - REINSURANCE


                                      Ceded        Assumed                  Percentage
                        Gross       To Other      From Other       Net       Assumed
                        Amount      Companies     Companies       Amount      to Net
                        ------      ---------     ---------       ------      ------
   Year Ended
December 31, 1996
-----------------

Property and
 casualty premiums   $45,159,197   $38,827,050   $93,649,895   $99,982,042      94%
                     ===========   ===========   ===========   ===========     ====


   Year Ended
December 31, 1995
-----------------

Property and
 casualty premiums   $40,552,497   $29,099,448   $74,824,803   $86,277,852      87%
                     ===========   ===========   ===========   ===========     ====


   Year Ended
December 31, 1994
-----------------

Property and
 casualty premiums   $35,275,866   $24,365,441   $66,322,464   $77,232,889      86%
                     ===========   ===========   ===========   ===========     ====


                       DONEGAL GROUP INC. AND SUBSIDIARIES

                SCHEDULE VI - SUPPLEMENTARY INSURANCE INFORMATION
                  CONCERNING PROPERTY AND CASUALTY SUBSIDIARIES
                  ---------------------------------------------



                                                    Discount,
                     Deferred      Liability        if any,
                      Policy       for Losses       Deducted
                    Acquisition     and Loss         From           Unearned
                       Costs        Expenses        Reserves        Premiums
                       -----        --------        --------        --------

At December 31,

     1996          $ 7,837,899    $110,022,886    $    ---       $66,184,188
                   ===========    ============    ===========    ===========

     1995          $ 6,902,218    $ 97,733,851    $    ---       $54,377,239
                   ===========    ============    ===========    ===========

                       DONEGAL GROUP INC. AND SUBSIDIARIES

                SCHEDULE VI - SUPPLEMENTARY INSURANCE INFORMATION
                  CONCERNING PROPERTY AND CASUALTY SUBSIDIARIES
                  ---------------------------------------------


                                                          Losses and Loss          Amortization
                                                        Expenses Related to        of Deferred        Net
                          Net                           (1)              (2)         Policy       Paid Losses       Net
                         Earned      Investment       Current           Prior      Acquisition      and Loss      Premiums
                        Premiums       Income           Year            Years          Costs        Expenses      Written
                        --------     ----------       -------         ---------    ------------   ------------    -------
  Year Ended
December 31, 1996     $99,982,042    $10,285,617    $69,206,233    $(2,595,000)     $17,032,000    $62,877,258   $10,466,990
                      ===========    ===========    ===========    ============     ===========    ===========   ===========


  Year Ended
December 31, 1995     $86,277,852    $ 9,256,960    $58,354,254    $(2,947,000)     $14,412,000    $47,943,360   $91,671,128
                      ===========    ===========    ===========    ============     ===========    ===========   ===========


   Year Ended
December 31, 1994     $77,232,889    $ 7,765,950    $55,941,502    $(3,084,000)     $12,055,000    $48,248,316   $79,233,963
                      ===========    ===========    ===========    ============     ===========    ===========   ===========

                                  EXHIBIT INDEX
                                  -------------
                    (Pursuant to Item 601 of Regulation S-K)



Exhibit No.         Description of Exhibits                          Reference
-----------         -----------------------                          ---------

(3)(i)          Certificate of Incorporation of                          (a)
                Registrant

(3)(ii)         Amended and Restated By-laws of                   filed herewith
                Registrant

(4)             Form of Registrant's Common Stock                        (a)
                Certificate

Management Contracts and Compensatory Plans or Arrangements
-----------------------------------------------------------

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

(10)(B)         Donegal Mutual Insurance Company                         (a)
                Profit Sharing Plan and Trust
                dated March 12, 1985

(10)(C)         Donegal Group Inc. Key Executive                         (b)
                Incentive Bonus Plan dated
                September 29, 1986

(10)(D)         Donegal Group Inc. Employee Stock                        (b)
                Purchase Plan, as amended

(10)(E)         Donegal Group Inc. Equity Incentive                      (b)
                Plan, as amended

(10)(F)         Donegal Group Inc. Agency                                (i)
                Stock Purchase Plan

(10)(G)         Donegal Group Inc. Amended and                    filed herewith
                Restated 1996 Equity Incentive Plan

(10)(H)         Donegal Group Inc. 1996 Equity                    filed herewith
                Incentive Plan for Directors

(10)(I)         Donegal Group Inc. Executive                      filed herewith
                Restoration Plan

Other Material Contracts

(10)(J)         Tax Sharing Agreement dated                              (a)
                September 29, 1986 between Donegal
                Group Inc. and Atlantic States
                Insurance Company

(10)(K)         Services Allocation Agreement dated                      (a)

                September 29, 1986 between Donegal
                Mutual Insurance Company, Donegal
                Group Inc. and Atlantic States
                Insurance Company

(10)(L)         Proportional Reinsurance Agreement                       (a)
                dated September 29, 1986 between
                Donegal Mutual Insurance Company
                and Atlantic States Insurance Company

(10)(M)         Amendment dated October 1, 1988 to                       (c)
                Proportional Reinsurance Agreement
                between Donegal Mutual Insurance Company and Atlantic States Insurance Company

(10)(N)         Multi-Line Excess of Loss Reinsurance                    (e)
                Agreement effective January 1, 1993
                between Donegal Mutual Insurance Company,
                Southern Insurance Company of Virginia, Atlantic
                States Insurance Company and Pioneer Mutual
                Insurance Company, and Christiana General
                Insurance Corporation of New York, Cologne
                Reinsurance Company of America, Continental
                Casualty Company, Employers Reinsurance
                Corporation and Munich American Reinsurance
                Company

(10)(O)         Amendment dated July 16, 1992 to Propor-                 (d)
                tional Reinsurance Agreement between
                Donegal Mutual Insurance Company and
                Atlantic States Insurance Company

(10)(P)         Amendment dated as of December 21, 1995                  (f)
                to Proportional Reinsurance Agreement
                between Donegal Mutual Insurance Company and Atlantic States Insurance Company

(10)(Q)         Credit Agreement dated as of December 29,                (f)
                1995 between Donegal Group Inc. and Fleet
                National Bank of Connecticut

(10)(R)         Stock Purchase Agreement dated as of                     (f)
                December 21, 1995 between Donegal Mutual
                Insurance Company and Donegal Group Inc.

(10)(S)         Donegal Group Inc. 1996 Employee Stock                   (g)
                Purchase Plan.

(10)(T)         Reinsurance and Retrocession Agree-               filed herewith
                ment dated May 21, 1996, between
                Donegal Mutual Insurance Company and
                Pioneer Insurance Company.

(10)(U)         Reinsurance and Retrocession Agree-               filed herewith
                ment dated May 21, 1996, between
                Donegal Mutual Insurance Company and

                Delaware American Insurance Company.

(10)(V)         Reinsurance and Retrocession Agree-               filed herewith
                ment dated May 21, 1996, between
                Donegal Mutual Insurance Company and
                Southern Insurance Company of Virginia.

(13)            1996 Annual Report to Stockholders                filed herewith
                (electronic filing contains only
                those portions incorporated by
                reference into this Form 10-K
                report.)

(20)            Proxy Statement relating to the Annual            filed herewith
                Meeting of Stockholders to be held on
                April 17, 1997, provided, however, that
                the Compensation Committee Report and the Performance Graph shall not be deemed filed as part of this Form 10-K Report

(21)            Subsidiaries of Registrant                              (h)

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

(h) Such exhibit is hereby incorporated by reference to the like-described exhibits in Registrant's Form 10-K Report for the year ended December 31, 1995.

(i) Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form S-2 Registration Statement No. 333-06787 declared effective August 1, 1996.