Form 10-Q
period 1997-03-31
DONEGAL GROUP INC
filed 1997-05-15
CIK 800457

Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)
[x] Quarterly Report Pursuant to Section 13 of the Securities Exchange
    Act of 1934

For the Quarterly Period Ended March 31, 1997

                                                        or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from _________________ to ___________________.

Commission File No. 0-15341
                    --------

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

             1195 River Road, P.O. Box 302, Marietta, PA 17547-0302
          -----------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (717) 426-1931
                                 --------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No. _____ .

                Applicable Only to Issuers Involved in Bankruptcy
                  Proceedings During the Preceding Five Years:

         Indicate by check mark whether the registrant has filed all documents and reports required by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ . No ____ .

                      Applicable Only to Corporate Issuers:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,548,344 shares of Common Stock, $1.00 par value, outstanding on April 30, 1997.

                          Part I. Financial Information

Item 1.  Financial Statements.

                       Donegal Group Inc. And Subsidiaries
                           Consolidated Balance Sheet

                                                        March 31, 1997          December 31, 1996*
                                                        --------------          ------------------
                                                          (Unaudited)
Assets
Investments
    Fixed maturities
       Held to maturity, at amortized cost               $119,857,775              $114,339,006
       Available for sale, at market value                 53,524,565                53,536,543
    Equity securities, available
    for sale at market                                      4,404,294                 3,142,944
    Short-term investments, at cost, which
       approximate market                                  15,573,452                21,470,757
                                                         ------------              ------------
          Total Investments                               193,360,086               192,489,250
Cash                                                        3,040,290                 3,700,163
Accrued investment income                                   2,568,732                 2,628,563
Premiums receivable                                        11,199,236                11,075,415
Reinsurance receivable                                     39,165,780                40,894,788
Deferred policy acquisition costs                           7,660,694                 7,837,899
Deferred federal income taxes                               4,050,068                 3,613,307
Prepaid reinsurance premiums                               22,910,771                22,373,319
Property and equipment, net                                 3,116,677                 2,622,399
Accounts receivable - securities                                  --                     98,622
Other                                                         684,484                   677,048
                                                         ------------              ------------
          Total Assets                                   $287,756,818              $288,010,773
                                                         ============              ============

Liabilities and Stockholders' Equity

Liabilities
    Losses and loss expenses                             $114,175,729              $114,641,740
    Unearned premiums                                      70,198,633                70,555,906
    Accrued expenses                                        1,945,750                 2,387,040
    Reinsurance balances payable                              786,154                   746,935
    Federal Income Tax Payable                                499,954                   644,529
    Cash dividend declared to stockholders                        --                    492,619
    Line of credit                                          8,500,000                 8,500,000
    Accounts payable - securities                           1,000,000                 2,748,838
    Other                                                     414,504                   204,989
    Due to affiliate - Pioneer acquisition                  5,191,774                 5,191,774
                     - Other                                1,415,116                   297,129
                                                         ------------              ------------
          Total Liabilities                               204,127,614               206,411,499
                                                         ------------              ------------
Stockholders' Equity
    Preferred stock, $1.00 par value, authorized
       1,000,000 shares; none issued
    Common stock, $1.00 par value, authorized
       10,000,000 shares, issued
       4,341,992 and 4,540,569 shares
       and outstanding 4,548,344
       and 4,471,782 shares                                 4,548,344                 4,540,569
    Additional paid-in capital                             37,975,946                37,862,715
    Net unrealized gains on investments                      (215,268)                  422,916
    Retained earnings                                      42,211,938                39,664,830
    Treasury stock                                           (891,756)                 (891,756)
                                                         ------------              ------------
          Total Stockholders' Equity                       83,629,204                81,599,274
                                                         ------------              ------------
          Total Liabilities and
              Stockholders' Equity                       $287,756,818              $288,010,773
                                                         ============              ============

* Restated

          See accompanying notes to consolidated financial statements.

                       Donegal Group Inc. and Subsidiaries
                        Consolidated Statement of Income
                                   (Unaudited)

               For the three months ended March 31, 1997 and 1996



                                            Three Months Ended March 31,
                                               1997             1996*
                                               ----             ----
Revenues:

    Premiums earned                        $39,041,184       $33,933,400
    Premiums ceded                          12,636,851         8,097,905
                                           -----------       -----------
       Net premiums earned                  26,404,333        25,835,495
    Investment income, net of investment
       expenses                              2,844,983         2,720,207
    Realized gain                               37,827           262,074
    Lease income                               142,452           131,997
    Service charge income                      393,776           228,168
                                           -----------       -----------
       Total Revenues                       29,823,371        29,177,941
                                           -----------       -----------

Expenses:

    Losses and loss expenses                23,907,647        23,747,899
    Reinsurance recoveries                   6,995,104         5,036,692
                                           -----------       -----------
       Net losses and loss expenses         16,912,543        18,711,207
    Amortization of deferred policy
       acquisition costs                     4,479,000         4,112,000
    Other underwriting expenses              4,112,816         3,913,215
    Policy dividends                           433,699           345,235
    Interest                                   164,987           106,005
    Other expenses                             397,465           387,579
                                           -----------       -----------
       Total Expenses                       26,500,510        27,575,241
                                           -----------       -----------

    Income before income taxes               3,322,861         1,602,700
Income taxes                                   760,428           266,306
                                           -----------       -----------
    Net income                             $ 2,562,433       $ 1,336,394
                                           ===========       ===========

Earnings per common share                  $       .57       $       .30
                                           ===========       ===========


*Restated

          See accompanying notes to consolidated financial statements.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997


                                                                         Net Unreal-
                                                                         ized Gains
                                   Common Stock                          (Losses)on
                                   ------------          Additional       Investments                                  Total
                                                           Paid-In         Available       Retained      Treasury    Stockholders
                                Shares       Amount        Capital         for Sale        Earnings        Stock        Equity
                                ------       ------       ----------      ------------     --------      --------       ------
Balance,
  December 31, 1996*           4,540,569    $4,540,569    $37,862,715     $   422,916     $39,664,830   $(891,756)   $81,599,274

Issuance of
  Common Stock                     7,775         7,775        113,231                                                    121,006

Net Income                                                                                  2,562,433                  2,562,433

Change in unrealized gains
(losses) on investments
(Net of applicable federal
income taxes)                                                                (638,184)                                  (638,184)

Dividends                                                                                     (15,325)                   (15,325)
                               ---------    ----------    -----------     -----------     -----------   ---------    -----------
 Balance,
  March 31, 1997               4,548,344    $4,548,344    $37,975,946     $  (215,268)    $42,211,938   $(891,756)   $83,629,204
                               =========    ==========    ===========     ===========     ===========   =========    ===========


*Restated

                 See accompanying notes to financial statements.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
               For the three months ended March 31, 1997 and 1996

                                                            Three months ended March 31,
                                                               1997              1996*
                                                               ----              -----
Cash Flows from Operating Activities:
   Net income                                             $ 2,562,433       $  1,336,394
                                                          -----------       ------------
   Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization                           78,089            100,229
       Realized investment gain                               (37,827)          (262,074)
   Changes in Assets and Liabilities:
       Losses and loss expenses                              (466,011)         2,430,172
       Unearned premiums                                     (357,273)         2,466,431
       Premiums receivable                                   (123,821)          (278,054)
       Deferred acquisition costs                             177,205           (345,330)
       Deferred income taxes                                 (108,989)           (45,426)
       Reinsurance receivable                               1,729,008           (902,835)
       Prepaid reinsurance premiums                          (537,452)          (349,812)
       Accrued investment income                               59,831            126,468
       Due from affiliate                                   1,117,987         (2,030,598)
       Accounts payable reinsurance                            39,219             26,003
       Current income taxes payable                          (144,575)           306,346
       Other, net                                            (239,211)        (1,913,000)
                                                          -----------       ------------
Net adjustments                                             1,186,180           (671,480)
                                                          -----------       ------------
       Net cash provided by operating activities            3,748,613            664,914
                                                          -----------       ------------
Cash flows from investing activities:
   Purchase of fixed maturities
       Held to maturity                                    (8,732,818)       (12,388,487)
       Available for sale                                  (7,473,721)        (7,476,040)
   Purchase of equity securities, available for sale       (1,908,722)        (7,627,909)
   Maturity of fixed maturities
       Held to maturity                                     2,042,049          3,998,961
       Available for sale                                   2,250,000          4,006,806
   Sale of fixed maturities - available for sale            4,010,313          3,427,022
   Sale of equity securities, available for sale              460,763          7,225,064
   Acquisition of Delaware American                              --             (202,243)
   Purchase of property and equipment                        (582,042)           (39,140)
   Net sales of short-term investments                      5,897,305          8,333,388
                                                          -----------       ------------
       Net cash used in investing activities               (4,036,873)          (742,578)
                                                          -----------       ------------
Cash flows from financing activities:
   Cash dividends paid                                       (492,619)          (427,694)
   Issuance of common stock                                   121,006            200,157
                                                          -----------       ------------
   Net cash provided by (used in)
       financing activities                                  (371,613)          (227,537)
                                                          -----------       ------------

Net decrease in cash                                         (659,873)          (305,201)
Cash at beginning of year                                   3,700,163          2,397,386
                                                          -----------       ------------
Cash at end of quarter                                    $ 3,040,290       $  2,092,185
                                                          ===========       ============

Cash paid during period    - Interest                     $   164,975       $        375
                           - Income taxes                 $   724,842       $          0

*Restated

          See accompanying notes to consolidated financial statements.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Overview

   Donegal Group Inc. ("DGI" or the "Company") is a regional insurance holding company doing business in Pennsylvania, Maryland, Delaware, Virginia and Ohio through its four wholly owned property-casualty insurance subsidiaries, Atlantic States Insurance Company ("Atlantic"), Southern Insurance Company of Virginia ("Southern"), Pioneer Insurance Company ("Pioneer") and Delaware Atlantic Insurance Company ("Delaware"). The Company's major lines of business in 1996 and their percentage of total net earned premiums were Automobile Liability (27.7%), Workers' Compensation (18.0%), Automobile Physical Damage (16.0%), Homeowners (16.6%), and Commercial Multiple Peril (16.0%). The subsidiaries are subject to regulation by Insurance Departments in those states in which they operate and undergo periodic examination by those departments. The subsidiaries are also subject to competition from other insurance carriers in their operating areas. DGI was formed in September 1986 by Donegal Mutual Insurance Company (the "Mutual Company"), which owns 59% of the outstanding common shares of the Company as of March 31, 1997.

   Atlantic States participates in an intercompany pooling arrangement with the Mutual Company and assumes 65% of the pooled business, 60% prior to January 1, 1996. Southern cedes 50% of its business to the Mutual Company and Delaware cedes 70% of its Workers' Compensation business to the Mutual Company. Because the Mutual Company places substantially all of the business assumed from Southern and Delaware into the pool, from which the Company has a 60% allocation, the Company's results of operations include approximately 80% of the business written by Southern and approximately 70% of the Workers' Compensation business written by Delaware.

   On March 31, 1997, the Company acquired all of the outstanding stock of Pioneer Insurance Company. This transaction was accounted for as if it were a "Pooling of interest," and as such, the Company's financial statements have been restated to include Pioneer as a consolidated subsidiary from January 1, 1994 to the present.

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

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                                   (Unaudited)
               Summary Notes to Consolidated Financial Statements

1 -  Organization

     The Company was organized as a regional insurance holding company by Donegal Mutual Insurance Company (the "Mutual Company") on August 26, 1986 and operates in Pennsylvania, Maryland, Delaware, Virginia and Ohio through its wholly owned stock insurance companies, Atlantic States Insurance Company ("Atlantic States"), Southern Insurance Company of Virginia ("Southern"), Delaware Atlantic Insurance Company ("Delaware"), Pioneer Insurance Company ("Pioneer") and Atlantic Insurance Services, Inc. ("AIS"). The Company's major lines of business are Automobile Liability, Automobile Physical Damage, Homeowners, Commercial Multiple Peril and Workers' Compensation. Atlantic, Southern and Delaware are subject to regulation by Insurance Departments in those states in which they operate and undergo periodic examination by those departments. They are also subject to competition from other insurance carriers in their operating areas. Atlantic States engages in the insurance business primarily through an intercompany pooling arrangement with the Mutual Company. Southern was acquired by the Company on December 31, 1988 pursuant to a plan of conversion from a mutual to a stock company and cedes 50% of its business to the Mutual Company, 80% prior to 1991. On December 29, 1995, the Company acquired all of the outstanding stock of Delaware. This transaction was accounted for as if it were a "Pooling of interest," and as such, the Company's financial statements have been restated to include Delaware as a consolidated subsidiary from January 1, 1994 to the present. On March 31, 1997, the Company acquired all of the outstanding stock of Pioneer. This transaction was accounted for as if it were a "Pooling of Interest", and as such the Company's financial statements have been restated to include Pioneer as a consolidated subsidiary from January 1, 1994 to the present. At March 31, 1997 the Mutual Company held 59% of the outstanding common stock of the Company.


2 -  Basis of Presentation

     The financial information for the interim period included herein is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management of Registrant, are necessary to a fair presentation of Registrant's financial position, results of operations and changes in financial position for the interim period included herein. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of results of operations to be expected for the twelve months ended December 31, 1996.

     These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

Results of Operations - Three Months Ended March 31, 1997
to Three Months Ended March 31, 1996

     Revenues for the three months ended March 31, 1997 were $29,823,371, an increase of $645,430 or 2.2%, over the same period of 1996. An increase in net premiums earned of $568,838 or 2.2%, represented most of this change. Investment income for the first quarter of 1997 was $2,844,983, an increase of $124,776 or 4.6%, over the first quarter of 1996. An increase in the average invested assets of $12,493,859 or 6.9%, to $192,924,668 and a decrease in the average return on investments to an annualized rate of 5.9% for the first quarter of 1997 compared to 6.0% for the first quarter of 1996, accounted for the change. Realized investment gains, which resulted from the normal turnover of the Company's investment portfolio, decreased $224,247 for the three months ended March 31, 1997 compared to the same period in 1996, to $37,827.

     The GAAP combined ratio of insurance operations in the first quarter of 1997 was 98.2% compared to 104.8% for the same period in 1996. The GAAP combined ratio is the sum of the ratios of incurred losses and loss adjusting expenses to premiums earned (loss ratio), policyholders dividends to premiums earned (dividend ratio), and underwriting expenses to premiums earned (expense ratio). The Company posted a loss ratio of 56.7% for the first quarter 1997 compared to the 72.4% loss ratio it posted for the first quarter 1996. Dramatically improved weather conditions in 1997 compared to the severe and unusual weather that was experienced in early 1996 accounted for the improvement. The expense ratio increased from 31.1% to 32.5% for the three months ended March 31, 1997 due primarily to increases in incentive expenses for employees and agents related to the lower claims activity for the first quarter. The dividend ratio increased slightly from 1.3% for the first quarter of 1996 to 1.6% for the first quarter of 1997, due primarily to higher levels of profitability in the workers' compensation line.

     Federal income taxes for the first quarter of 1997 represented 22.9% of income before income taxes, compared to 16.6% for the same period of 1996. Larger underwriting profits in 1997 representing a larger portion of overall income than in 1996 accounted for the increase.

Liquidity and Capital Resources


     The Company generates sufficient funds from its operations and maintains a high degree of liquidity in its investment portfolio. The primary source of funds to meet the demands of claim settlements and operating expenses are premium collections, investment earnings and maturing investments. As of March 31, 1997, the Company had no material commitment for capital expenditures.

     In investing funds made available from operations, the Company maintains securities maturities consistent with its projected cash needs for the payment of claims and expenses. The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

     As of March 31, 1997, pursuant to a credit agreement dated December 29, 1995, with Fleet National Bank of Connecticut, the Company had unsecured borrowings of $8.5 million. Per the terms of the credit agreement, the Company may borrow up to $20 million at interest rates equal to the bank's then current prime rate or the then current London interbank Eurodollar bank rate plus 1.70%. At March 31, 1997, the interest rate on the outstanding balance was 7.325%. In addition, the Company will pay a non-use fee at a rate of 3/10 of 1% per annum on the average daily unused portion of the Bank's commitment. On each December 29, commencing December 29, 1998, the credit line will be reduced by $4 million. Any outstanding loan in excess of the remaining credit line, after such reduction, will then be payable.

     The Company's principal source of cash with which to pay stockholder dividends is dividends from Atlantic States, Southern, Pioneer and Delaware, which are required by law to maintain certain minimum surplus on a statutory basis and are subject to regulations under which payment of dividends from statutory surplus is restricted and may require prior approval of their domiciliary insurance regulatory authorities. Atlantic States, Southern, Pioneer and Delaware are subject to Risk Based Capital (RBC) requirements effective for 1994. At December 31, 1996, all four Companies' capital was substantially above the RBC requirements. At December 31, 1996, amounts available for distribution as dividends to Donegal Group without prior approval of the insurance regulatory authorities are $5,410,536 from Atlantic States, $255,480 from Southern, $48,582 from Pioneer and $1,120,952 from Delaware.

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

Impact of New Accounting Standards

Stock-Based Compensation

     Stock-based compensation plans are accounted for under the provisions of Accounting Principles Board (APB) Opinion No. 25. "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of a stock option grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-based Compensation" was effective for 1996 and permits entities to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of the grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and earnings per share disclosures for employee stock option grants made in 1995 and 1997 as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures under SFAS No. 123.

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

            None.

Item 5.     Other Information

            None.

Item 6.     Exhibits and Reports on Form 8-K

            (a)   EX-27     Financial Data Schedule
            (b)   Reports on Form 8-K
                  During the quarter ended March 31, 1997, Registrant did not file any reports on Form 8-K.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   Donegal Group Inc.




Date:    May 15, 1997                          By:
                                                  --------------------------
                                                    Donald H. Nikolaus,
                                                    President and
                                                    Chief Executive Officer



Date:    May 15, 1997                          By:
                                                  --------------------------
                                                   Ralph G. Spontak,
                                                   Corporate Secretary,
                                                   Senior Vice President and
                                                   Chief Financial Officer