Form 10-Q
period 1997-06-30
DONEGAL GROUP INC
filed 1997-08-14
CIK 800457

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[x] Quarterly Report Pursuant to Section 13 of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to ___________________.

Commission File No. 0-15341
                    -------

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

        ---------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes x . No.   .
                                             ---     ---

                Applicable Only to Issuers Involved in Bankruptcy
                  Proceedings During the Preceding Five Years:

     Indicate by check mark whether the registrant has filed all documents and reports required by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court. Yes   . No   .
          ---    ---
                      Applicable Only to Corporate Issuers:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,021,835 shares of Common Stock, $1.00 par value, outstanding on July 31, 1997.

                          Part I. Financial Information

Item 1.  Financial Statements.

                       Donegal Group Inc. And Subsidiaries
                           Consolidated Balance Sheet


Assets                                              June 30, 1997  December 31, 1996*
                                                    -------------  -----------------
Investments                                          (Unaudited)
    Fixed maturities
       Held to maturity, at amortized cost          $ 120,401,349    $ 114,339,006
       Available for sale, at market value             55,909,200       53,536,543
    Equity securities, available for sale
      at market                                         4,812,501        3,142,944
    Short-term investments, at cost, which
       approximate market                              14,963,275       21,470,757
                                                    -------------    -------------
          Total Investments                           196,086,325      192,489,250
Cash                                                    1,835,392        3,700,163
Accrued investment income                               2,779,641        2,628,563
Premiums receivable                                    11,091,026       11,075,415
Reinsurance receivable                                 38,426,808       40,894,788
Deferred policy acquisition costs                       7,910,695        7,837,899
Federal income tax recoverable                            150,889             --
Deferred federal income taxes                           3,723,498        3,613,307
Prepaid reinsurance premiums                           22,888,431       22,373,319
Property and equipment, net                             3,410,621        2,622,399
Accounts receivable - securities                             --             98,622
Other                                                   2,146,193          677,048
                                                    -------------    -------------
          Total Assets                              $ 290,449,519    $ 288,010,773
                                                    =============    =============

Liabilities and Stockholders' Equity

Liabilities

    Losses and loss expenses                        $ 114,908,968    $ 114,641,740
    Unearned premiums                                  71,119,082       70,555,906
    Accrued expenses                                    2,070,340        2,387,040
    Reinsurance balances payable                          696,313          746,935
    Federal income tax payable                               --            644,529
    Cash dividend declared to stockholders                   --            492,619
    Line of credit                                      8,500,000        8,500,000
    Accounts payable - securities                            --          2,748,838
    Other                                                 293,248          204,989
    Due to affiliate - Pioneer acquisition              5,191,774        5,191,774
                     - Other                            1,264,462          297,129
                                                    -------------    -------------
          Total Liabilities                           204,044,187      206,411,499
                                                    -------------    -------------
Stockholders' Equity

    Preferred stock, $1.00 par value, authorized
       1,000,000 shares; none issued

    Common stock, $1.00 par value, authorized
       10,000,000 shares, issued 4,561,578 and
       4,540,569 shares and outstanding 4,492,791
       and 4,471,782 shares                             4,561,578        4,540,569
    Additional paid-in capital                         38,239,783       37,862,715
    Net unrealized gains on investments                   422,327          422,916
    Retained earnings                                  44,073,400       39,664,830
    Treasury stock                                       (891,756)        (891,756)
                                                    -------------    -------------
          Total Stockholders' Equity                   86,405,332       81,599,274
                                                    -------------    -------------
          Total Liabilities and
              Stockholders' Equity                  $ 290,449,519    $ 288,010,773
                                                    =============    =============


    * Restated

          See accompanying notes to consolidated financial statements.
                                       -1-

                       Donegal Group Inc. and Subsidiaries
                        Consolidated Statement of Income
                                   (Unaudited)

                For the three months ended June 30, 1997 and 1996

                                                     Three Months Ended June 30,
                                                        1997            1996*
                                                     -----------     -----------
Revenues:

    Premiums earned                                  $39,721,921     $34,005,961
    Premiums ceded                                    12,898,416       8,026,590
                                                     -----------     -----------
       Net premiums earned                            26,823,505      25,979,371
    Investment income, net of investment
       expenses                                        2,881,771       2,468,432
    Realized gain                                         35,527          32,674
    Lease income                                         154,396         134,360
    Service charge income                                358,661         504,549
                                                     -----------     -----------
       Total Revenues                                 30,253,860      29,119,386
                                                     -----------     -----------


Expenses:

    Losses and loss expenses                          25,799,082      22,207,837
    Reinsurance recoveries                             8,469,679       4,925,416
                                                     -----------     -----------
       Net losses and loss expenses                   17,329,403      17,282,421
    Amortization of deferred policy
       acquisition costs                               4,251,000       4,186,000
    Other underwriting expenses                        4,605,054       3,825,503
    Policy dividends                                     308,070         354,085
    Interest                                             277,938         102,676
    Other expenses                                       376,348         411,456
                                                     -----------     -----------
       Total Expenses                                 27,147,813      26,162,141
                                                     -----------     -----------


    Income before income taxes                         3,106,047       2,957,245
Income taxes                                             705,450         449,209
                                                     -----------     -----------
    Net income                                       $ 2,400,597     $ 2,508,036
                                                     ===========     ===========



Earnings per common share                                   $.54            $.57
                                                            ====            ====


*Restated

          See accompanying notes to consolidated financial statements.

                       Donegal Group Inc. and Subsidiaries
                        Consolidated Statement of Income
                                   (Unaudited)

                 For the six months ended June 30, 1997 and 1996

                                                       Six Months Ended June 30,
                                                        1997            1996
                                                     -----------     -----------
Revenues:

    Premiums earned                                  $78,763,105     $67,939,361
    Premiums ceded                                    25,535,267      16,124,495
                                                     -----------     -----------
       Net premiums earned                            53,227,838      51,814,866
    Investment income, net of investment
       expenses                                        5,726,754       5,188,639
    Realized gain                                         73,354         294,748
    Lease income                                         296,848         266,357
    Service charge income                                752,437         732,717
                                                     -----------     -----------
       Total Revenues                                 60,077,231      58,297,327
                                                     -----------     -----------


Expenses:

    Losses and loss expenses                          49,706,729      45,955,736
    Reinsurance recoveries                            15,464,783       9,962,108
                                                     -----------     -----------
       Net losses and loss expenses                   34,241,946      35,993,628
    Amortization of deferred policy
       acquisition costs                               8,730,000       8,298,000
    Other underwriting expenses                        8,717,870       7,738,718
    Policy dividends                                     741,769         699,320
    Interest                                             442,925         208,681
    Other expenses                                       773,813         799,035
                                                     -----------     -----------
       Total Expenses                                 53,648,323      53,737,382
                                                     -----------     -----------


    Income before income taxes                         6,428,908       4,559,945
Income taxes                                           1,465,878         715,515
                                                     -----------     -----------
    Net income                                       $ 4,963,030     $ 3,844,430
                                                     ===========     ===========



Earnings per common share                                  $1.11            $.87
                                                           =====            ====



          See accompanying notes to consolidated financial statements.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                     FOR THE SIX MONTHS ENDED JUNE 30, 1997

                                                                      Net Unrealized
                                                      Additional      Gains (Losses)                                    Total
                        Common Stock   Common Stock    Paid-In        on Investments      Retained      Treasury     Stockholders'
                           Shares         Amount       Capital      Available for Sale    Earnings        Stock         Equity
                        -----------    -----------    -----------   ------------------   -----------   -----------    -----------
Balance,
December 31, 1996*        4,540,569    $ 4,540,569    $37,862,715      $   422,916       $39,664,830   $  (891,756)   $81,599,274
Issuance of Common
Stock                        21,009         21,009        377,068                                                         398,077
Net Income                                                                                 4,963,030                    4,963,030
Change in unrealized
gains (losses) on
investments (Net of
applicable federal
income taxes)                                                                 (589)                                          (589)


Dividends                                                                                   (554,460)                    (554,460)
                        -----------    -----------    -----------      -----------       -----------   -----------    -----------
Balance,

June 30, 1997             4,561,578    $ 4,561,578    $38,239,783      $   422,327       $44,073,400   $  (891,756)   $86,405,332
                        ===========    ===========    ===========      ===========       ===========   ===========    ===========

            *Restated

                                               See accompanying notes to financial statements.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                 For the six months ended June 30, 1997 and 1996


                                                          Six months ended June 30,
                                                             1997           1996*
                                                         ------------    ------------
Cash Flows from Operating Activities:

     Net income                                          $  4,963,030    $  3,844,430
                                                         ------------    ------------
     Adjustments to reconcile net income to net
         cash provided by operating activities:

         Depreciation and amortization                        178,538         206,574
         Realized investment gain (loss)                      (73,354)       (294,748)
     Changes in Assets and Liabilities:

         Losses and loss expenses                             267,228      10,590,575
         Unearned premiums                                    563,176       3,893,517
         Premiums receivable                                  (15,611)       (313,537)
         Deferred acquisition costs                           (72,796)       (637,845)
         Deferred income taxes                               (110,876)        (63,579)
         Reinsurance receivable                             2,467,980      (8,425,120)
         Prepaid reinsurance premiums                        (515,112)       (248,421)
         Accrued investment income                           (151,078)       (107,780)
         Due from affiliate                                   967,333        (285,991)
         Accounts payable reinsurance                         (50,622)         30,838
         Current income taxes payable                        (795,418)       (489,049)
         Other, net                                        (1,697,586)     (1,013,792)
                                                         ------------    ------------
Net adjustments                                               961,802       2,841,642
                                                         ------------    ------------
         Net cash provided by operating activities          5,924,832       6,686,072
                                                         ------------    ------------
Cash flows from investing activities:
     Purchase of fixed maturities

         Held to maturity                                 (13,087,963)    (15,788,466)
         Available for sale                               (10,183,672)     (8,581,524)
     Purchase of equity securities, available for sale     (3,015,732)     (8,515,859)
     Maturity of fixed maturities
         Held to maturity                                   4,484,420       5,256,550
         Available for sale                                 3,594,999       9,019,295
     Sale of fixed maturities - available for sale          4,010,313       3,603,517
     Sale of equity securities - available for sale         1,538,232       8,016,369
     Acquisition of Delaware American                            --          (202,243)
     Purchase of property and equipment                      (988,680)       (146,570)
     Net sales of short-term investments                    6,507,482       1,059,314
                                                         ------------    ------------
         Net cash used in investing activities             (7,140,601)     (8,398,245)
                                                         ------------    ------------
Cash flows from financing activities:

     Cash dividends paid                                   (1,047,079)       (898,159)
     Issuance of common stock                                 398,077       2,287,157
                                                         ------------    ------------
     Net cash provided by (used in)
         financing activities                                (649,002)      1,388,998
                                                         ------------    ------------

Net decrease in cash                                       (1,864,771)       (323,175)
Cash at beginning of year                                   3,700,163       2,397,386
                                                         ------------    ------------
Cash at end of quarter                                   $  1,835,392    $  2,074,211
                                                         ============    ============

Cash paid during period  - Interest                      $    334,014    $    169,806
                         - Income taxes                  $    559,584    $  1,268,143


          See accompanying notes to consolidated financial statements.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------

Overview

     Donegal Group Inc. ("DGI" or the "Company") is a regional insurance holding company doing business in Pennsylvania, Maryland, Delaware, Virginia and Ohio through its four wholly owned property-casualty insurance subsidiaries, Atlantic States Insurance Company ("Atlantic"), Southern Insurance Company of Virginia ("Southern"), Pioneer Insurance Company ("Pioneer") and Delaware Atlantic Insurance Company ("Delaware"). The Company's major lines of business in 1996 and their percentage of total net earned premiums were Automobile Liability (27.7%), Workers' Compensation (18.0%), Automobile Physical Damage (16.0%), Homeowners (16.6%), and Commercial Multiple Peril (16.0%). The subsidiaries are subject to regulation by Insurance Departments in those states in which they operate and undergo periodic examination by those departments. The subsidiaries are also subject to competition from other insurance carriers in their operating areas. DGI was formed in September 1986 by Donegal Mutual Insurance Company (the "Mutual Company"), which owns 59% of the outstanding common shares of the Company as of June 30, 1997.

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

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                                   (Unaudited)
               Summary Notes to Consolidated Financial Statements

1 -  Organization

     The Company was organized as a regional insurance holding company by Donegal Mutual Insurance Company (the "Mutual Company") on August 26, 1986 and operates in Pennsylvania, Maryland, Delaware, Virginia and Ohio through its wholly owned stock insurance companies, Atlantic States Insurance Company ("Atlantic States"), Southern Insurance Company of Virginia ("Southern"), Delaware Atlantic Insurance Company ("Delaware"), Pioneer Insurance Company ("Pioneer") and Atlantic Insurance Services, Inc. ("AIS"). The Company's major lines of business are Automobile Liability, Automobile Physical Damage, Homeowners, Commercial Multiple Peril and Workers' Compensation. Atlantic, Southern and Delaware are subject to regulation by Insurance Departments in those states in which they operate and undergo periodic examination by those departments. They are also subject to competition from other insurance carriers in their operating areas. Atlantic States engages in the insurance business primarily through an intercompany pooling arrangement with the Mutual Company. Southern was acquired by the Company on December 31, 1988 pursuant to a plan of conversion from a mutual to a stock company and cedes 50% of its business to the Mutual Company, 80% prior to 1991. On December 29, 1995, the Company acquired all of the outstanding stock of Delaware. This transaction was accounted for as if it were a "Pooling of interest," and as such, the Company's financial statements have been restated to include Delaware as a consolidated subsidiary from January 1, 1994 to the present. On March 31, 1997, the Company acquired all of the outstanding stock of Pioneer. This transaction was accounted for as if it were a "Pooling of Interest", and as such the Company's financial statements have been restated to include Pioneer as a consolidated subsidiary from January 1, 1994 to the present. At June 30, 1997 the Mutual Company held 59% of the outstanding common stock of the Company.

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

Results of Operations - Three Months Ended June 30, 1997
to Three Months Ended June 30, 1996
-----------------------------------

     Revenues for the three months ended June 30,1997 were $30,253,860 an increase of $1,134,474, or 3.9%, over the same period of 1996. An increase in net premiums earned of $844,134 or 3.2%, represented most of this change. Investment income for the second quarter of 1997 was $2,881,771 an increase of $413,339, or 16.7%, over the second quarter of 1996. An increase in the average invested assets of $21,555,080 or 12.3%, to $197,161,046 and an increase in the average return on investments to an annualized rate of 5.8% for the second quarter of 1997 compared to 5.6% for the second quarter of 1996, accounted for the change. Realized investment gains, which resulted from the normal turnover of the Company's investment portfolio, increased $2,853 for the three months ended June 30, 1997 compared to the same period in 1996, to $35,527.

     The GAAP combined ratio of insurance operations in the second quarter of 1997 was 98.8% compared to 98.7% for the same period in 1996. The GAAP combined ratio is the sum of the ratios of incurred losses and loss adjusting expenses to premiums earned (loss ratio), policyholders dividends to premiums earned (dividend ratio), and underwriting expenses to premiums earned (expense ratio). The company posted a loss ratio of 64.6% for the second quarter 1997 compared to the 66.5% loss ratio it posted for the second quarter 1996. The expense ratio increased from 30.8% to 33.0% for the three months ended June 30, 1997 due to higher inspection costs related to a reunderwriting program for existing Homeowners business and increases in incentive expenses for employees and agents related to the lower claims activity for the first six months of the year. The dividend ratio decreased slightly from 1.4% for the second quarter of 1996 to 1.1% for the second quarter of 1997, due primarily to a 25% mandatory rate rollback in Pennsylvania Workers' Compensation rates.

     Federal income taxes for the second quarter of 1997 represented 22.7% of income before income taxes, compared to 15.2% for the same period of 1996. A tax benefit from the exercise of options in 1996 which reduced that year's tax expense accounted for the difference.

Results of Operations - Six Months Ended June 30, 1997
to Six Months Ended June 30, 1996
---------------------------------

     Revenues for the six months ended June 30,1997 were $53,227,838 an increase of $1,779,904, or 3.1%, over the same period of 1996. An increase in net premiums earned of $1,412,972, or 2.7%, represented most of this change. Investment income for the first six months of 1997 was $5,726,754 an increase of $538,115, or 10.4%, over the first six months of 1996. An increase in the average invested assets of $20,971,625, or 11.9%, to $197,055,565 and a decrease in the average return on investments to an annualized rate of 5.8% for the first six months of 1997 compared to 5.9% for the first six months of 1996, accounted for the change. Realized investment gains, which resulted from the normal turnover of the Company's investment portfolio, decreased $221,394 for the six months ended June 30, 1997 compared to the same period in 1996, to $73,354.

     The GAAP combined ratio of insurance operations in the first six months of 1997 was 98.5% compared to 103.6% for the same period in 1996. The GAAP combined ratio is the sum of the ratios of incurred losses and loss adjusting expenses to premiums earned (loss ratio), policyholders dividends to premiums earned (dividend ratio), and underwriting expenses to premiums earned (expense ratio). The company posted a loss ratio of 64.3% for the first six months of 1997 compared to the 69.5% loss ratio it posted for the first six months of 1996. Dramatically improved weather conditions in 1997 compared to the severe and unusual weather that was experienced in early 1996 accounted for the improvement. The expense ratio increased from 30.9% to 32.8% for the six months ended June 30, 1997 due to higher inspection costs related to a reunderwriting process in the Homeowners line and increases in incentive expenses for employees and agents related to the lower claims activity for the first quarter. The dividend ratio remained the same at 1.3%.

     Federal income taxes for the first six months of 1997 represented 22.8% of income before income taxes, compared to 15.7% for the same period of 1996. Larger underwriting profits in 1997 representing a larger portion of overall income than in 1996 and tax deductions from the exercise of options in 1996 reducing that year's tax liability accounted for the increase.

Liquidity and Capital Resources
-------------------------------

     The Company generates sufficient funds from its operations and maintains a high degree of liquidity in its investment portfolio. The primary source of funds to meet the demands of claim settlements and operating expenses are premium collections, investment earnings and maturing investments. As of June 30, 1997, the Company had no material commitment for capital expenditures.

     In investing funds made available from operations, the Company maintains securities maturities consistent with its projected cash needs for the payment of claims and expenses. The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

     As of June 30, 1997, pursuant to a credit agreement dated December 29, 1995, with Fleet National Bank of Connecticut, the Company had unsecured borrowings of $8.5 million. Per the terms of the credit agreement, the Company may borrow up to $20 million at interest rates equal to the bank's then current prime rate or the then current London interbank Eurodollar bank rate plus 1.70%. At June 30, 1997, the interest rate on the outstanding balance was 7.57891%. In addition, the Company will pay a non-use fee at a rate of 3/10 of 1% per annum on the average daily unused portion of the Bank's commitment. On each December 29, commencing December 29, 1998, the credit line will be reduced by $4 million. Any outstanding loan in excess of the remaining credit line, after such reduction, will then be payable.

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

Credit Risk
-----------

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

Impact of Inflation
-------------------

     Property and casualty insurance premiums are established before the amount of losses and loss settlement expenses, or the extent to which inflation may impact such expenses, are known. Consequently, the Company attempts, in establishing rates, to anticipate the potential impact of inflation.

Impact of New Accounting Standards
----------------------------------

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

            None.

Item 5.     Other Information

            None.

Item 6.     Exhibits and Reports on Form 8-K

            (a)   EX-27     Financial Data Schedule
            (b)   Reports on Form 8-K
                  During the quarter ended June 30, 1997,
                  the Registrant filed one report on Form 8-K on April 21, 1997.

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Donegal Group Inc.

Date:    August 15, 1997                          By:_______________________
                                                  Donald H. Nikolaus,
                                                  President and
                                                  Chief Executive Officer

Date:    August 15, 1997                          By:_______________________
                                                  Ralph G. Spontak,
                                                  Corporate Secretary,
                                                  Senior Vice President and
                                                  Chief Financial Officer