Form 10-Q
period 1997-09-30
DONEGAL GROUP INC
filed 1997-11-14
CIK 800457

Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)
[x]   Quarterly Report Pursuant to Section 13 of the Securities Exchange
      Act of 1934

For the Quarterly Period Ended September 30, 1997

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

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _x_. No. ____.

                Applicable Only to Issuers Involved in Bankruptcy
                  Proceedings During the Preceding Five Years:

         Indicate by check mark whether the registrant has filed all documents and reports required by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____. No ____.

                      Applicable Only to Corporate Issuers:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,013,446 shares of Common Stock, $1.00 par value, outstanding on October 31, 1997.

                          Part I. Financial Information
Item 1.  Financial Statements.
                       Donegal Group Inc. And Subsidiaries
                           Consolidated Balance Sheet



Assets                                                        September 30, 1997             December 31, 1996*
                                                              ------------------             -----------------
                                                                     (Unaudited)
Investments
    Fixed maturities
       Held to maturity, at amortized cost                         $118,316,954                   $114,339,006
       Available for sale, at market value                           57,632,900                     53,536,543
    Equity securities, available for sale at market                   5,381,089                      3,142,944
    Short-term investments, at cost, which
       approximate market                                            12,331,720                     21,470,757
                                                                   ------------                   ------------
          Total Investments                                         193,662,663                    192,489,250
Cash                                                                  3,305,340                      3,700,163
Accrued investment income                                             2,626,174                      2,628,563
Premiums receivable                                                  11,318,367                     11,075,415
Reinsurance receivable                                               39,372,817                     40,894,788
Deferred policy acquisition costs                                     8,173,055                      7,837,899
Due from affiliate                                                      217,428                            ---
Deferred federal income taxes                                         3,496,892                      3,613,307
Prepaid reinsurance premiums                                         23,031,408                     22,373,319
Property and equipment, net                                           4,900,124                      2,622,399
Accounts receivable - securities                                            --                          98,622
Other                                                                 2,238,380                        677,048
                                                                   ------------                   ------------
          Total Assets                                             $292,342,648                   $288,010,773
                                                                   ============                   ============

Liabilities and Stockholders' Equity

Liabilities
    Losses and loss expenses                                       $116,749,638                   $114,641,740
    Unearned premiums                                                72,240,255                     70,555,906
    Accrued expenses                                                  2,361,454                      2,387,040
    Reinsurance balances payable                                        724,372                        746,935
    Federal income tax payable                                           27,025                        644,529
    Cash dividend declared to stockholders                                  --                         492,619
    Line of credit                                                    5,000,000                      8,500,000
    Accounts payable - securities                                           --                       2,748,838
    Other                                                               784,630                        204,989
    Due to affiliate - Pioneer acquisition                            5,191,774                      5,191,774
                     - Other                                                --                         297,129
                                                                   ------------                   ------------
          Total Liabilities                                         203,079,148                    206,411,499
                                                                   ------------                   ------------
Stockholders' Equity
    Preferred stock, $1.00 par value, authorized
       1,000,000 shares; none issued
    Common stock, $1.00 par value, authorized
       10,000,000 shares, issued
       6,092,657 and 4,540,569 shares
       and outstanding 6,000,941
       and 4,471,782 shares                                           6,092,657                      4,540,569
    Additional paid-in capital                                       38,374,249                     37,862,715
    Net unrealized gains on investments                                 826,926                        422,916
    Retained earnings                                                44,861,424                     39,664,830
    Treasury stock                                                     (891,756)                      (891,756)
                                                                   ------------                   ------------
          Total Stockholders' Equity                                 89,263,500                     81,599,274
                                                                   ------------                   ------------
          Total Liabilities and
              Stockholders' Equity                                 $292,342,648                   $288,010,773
                                                                   ============                   ============

* Restated

          See accompanying notes to consolidated financial statements.

                       Donegal Group Inc. and Subsidiaries
                        Consolidated Statement of Income
                                   (Unaudited)

             For the three months ended September 30, 1997 and 1996



                                           Three Months Ended September 30,
                                                 1997            1996
                                                 ----            ----
Revenues:

    Premiums earned                          $40,572,081     $38,735,851
    Premiums ceded                            13,311,388      12,475,077
                                             -----------     -----------
       Net premiums earned                    27,260,693      26,260,774
    Investment income, net of investment
       expenses                                2,937,109       2,625,835
    Realized gain (loss)                         120,098          16,780
    Lease income                                 165,997         138,613
    Service charge income                        426,019         387,200
                                             -----------     -----------
       Total Revenues                         30,909,916      29,429,202
                                             -----------     -----------

Expenses:

    Losses and loss expenses                  27,136,180      26,238,867
    Reinsurance recoveries                    10,025,051       8,941,471
                                             -----------     -----------
       Net losses and loss expenses           17,111,129      17,297,396
    Amortization of deferred policy
       acquisition costs                       4,638,000       4,278,000
    Other underwriting expenses                4,301,001       4,171,533
    Policy dividends                             279,070         282,956
    Interest                                     256,852          81,513
    Other expenses                               380,619         350,108
                                             -----------     -----------
       Total Expenses                         26,966,671      26,461,506
                                             -----------     -----------

    Income before income taxes                 3,943,245       2,967,696
    Income taxes                               1,031,517         683,651
                                             -----------     -----------
    Net income                               $ 2,911,728     $ 2,284,045
                                             ===========     ===========

Earnings per common share                    $       .48     $       .39
                                             ===========     ===========



          See accompanying notes to consolidated financial statements.

                       Donegal Group Inc. and Subsidiaries
                        Consolidated Statement of Income
                                   (Unaudited)

             For the nine months ended September 30, 1997 and 1996


                                                      Nine Months Ended September 30,
                                                      1997                      1996
                                                      ----                      ----
Revenues:

    Premiums earned                                $119,335,186             $106,675,212
    Premiums ceded                                   38,846,655               28,599,572
                                                     ----------             ------------
       Net premiums earned                           80,488,531               78,075,640
    Investment income, net of investment
       expenses                                       8,663,863                7,814,474
    Realized gain (loss)                                193,452                  311,528
    Lease income                                        462,845                  404,970
    Service charge income                             1,178,456                1,119,917
                                                    -----------              -----------
       Total Revenues                                90,987,147               87,726,529
                                                     ----------               ----------

Expenses:

    Losses and loss expenses                         76,842,909               72,194,603
    Reinsurance recoveries                           25,489,834               18,903,579
                                                    -----------              -----------
       Net losses and loss expenses                  51,353,075               53,291,024
    Amortization of deferred policy
       acquisition costs                             13,368,000               12,576,000
    Other underwriting expenses                      13,018,871               11,910,251
    Policy dividends                                  1,020,839                  982,276
    Interest                                            699,777                  290,194
    Other expenses                                    1,154,432                1,149,143
                                                    -----------              -----------
       Total Expenses                                80,614,994               80,198,888
                                                     ----------               ----------

    Income before income taxes                       10,372,153                7,527,641
  Income taxes                                        2,497,395                1,399,166
                                                     ----------               ----------
    Net income                                      $ 7,874,758              $ 6,128,475
                                                     ==========               ==========

Earnings per common share                                 $1.31                    $1.04
                                                           ====                     ====



          See accompanying notes to consolidated financial statements.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997




                                                                              Net Unrealized
                                                               Additional     Gains (Losses)
                            Common Stock    Common Stock        Paid-In       on Investments
                              Shares           Amount           Capital     Available for Sale
Balance,
December 31, 1996*          4,540,569       $ 4,540,569       $37,862,715      $   422,916

Issuance of Common
Stock                          31,749            31,749           511,534

Net Income

Change in unrealized
gains (losses) on
investments (Net of
applicable federal
income taxes)                                                                      404,010

Stock Dividend              1,520,339         1,520,339

Cash Dividends
                            ---------       -----------       -----------      -----------
Balance,
September 30, 1997          6,092,657       $ 6,092,657       $38,374,249      $   826,926
                            =========       ===========       ===========      ===========



                                                                 Total
                              Retained         Treasury       Stockholders'
                              Earnings           Stock           Equity
Balance,
December 31, 1996*          $39,664,830      $  (891,756)      $81,599,274

Issuance of Common
Stock                                                              543,283

Net Income                    7,874,758                          7,874,758

Change in unrealized
gains (losses) on
investments (Net of
applicable federal
income taxes)                                                      404,010

Stock Dividend                1,520,339

Cash Dividends               (1,157,825)                        (1,157,825)
                            -----------      -----------       -----------
Balance,
September 30, 1997          $44,861,424      $  (891,756)      $89,263,500
                            ===========      ===========       ===========


*Restated

                 See accompanying notes to financial statements.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
              For the nine months ended September 30, 1997 and 1996


                                                            Nine months ended September 30,
                                                                1997               1996*
                                                                ----               ----

Cash Flows from Operating Activities:
     Net income                                             $  7,874,758       $  6,128,475
                                                            ------------       ------------
     Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation and amortization                           280,359            304,176
         Realized investment gain (loss)                        (193,452)          (311,528)
     Changes in Assets and Liabilities:
         Losses and loss expenses                              2,107,898         11,483,846
         Unearned premiums                                     1,684,349         13,605,348
         Premiums receivable                                    (242,952)        (1,465,296)
         Deferred acquisition costs                             (335,156)        (1,007,909)
         Deferred income taxes                                   (91,710)           (46,995)
         Reinsurance receivable                                1,521,971         (7,328,644)
         Prepaid reinsurance premiums                           (658,089)        (7,856,128)
         Accrued investment income                                 2,389            217,806
         Due from affiliate                                     (514,557)          (382,173)
         Accounts payable reinsurance                            (22,563)            15,342
         Current income taxes payable                           (617,504)           143,847
         Other, net                                           (1,007,277)        (1,078,310)
                                                            ------------       ------------
Net adjustments                                                1,913,706          7,057,728
                                                            ------------       ------------
         Net cash provided by operating activities             9,788,464         13,186,203
                                                            ------------       ------------
Cash flows from investing activities:
     Purchase of fixed maturities
         Held to maturity                                    (15,583,302)       (22,370,849)
         Available for sale                                  (15,332,409)       (12,011,300)
     Purchase of equity securities, available for sale        (4,539,449)        (8,818,784)
     Maturity of fixed maturities
         Held to maturity                                      9,074,739          6,928,676
         Available for sale                                    7,444,999         15,219,295
     Sale of fixed maturities - available for sale             4,010,313          3,603,517
     Sale of equity securities - available for sale            2,804,257          8,396,561
     Acquisition of Delaware Atlantic                               --             (202,243)
     Purchase of property and equipment                       (2,594,311)          (209,000)
     Net sales of short-term investments                       9,139,037         (3,084,219)
                                                            ------------       ------------
         Net cash used in investing activities                (5,576,126)       (12,548,346)
                                                            ------------       ------------
Cash flows from financing activities:
     Cash dividends paid                                      (1,650,444)        (1,387,221)
     Issuance of common stock                                    543,283          2,910,261
                                                            ------------       ------------
     Line of credit, net                                      (3,500,000)        (1,500,000)
                                                            ------------       ------------
     Net cash provided by (used in)
         financing activities                                 (4,607,161)            23,040
                                                            ------------       ------------

Net decrease in cash                                            (394,823)           660,897
Cash at beginning of year                                      3,700,163          2,397,386
                                                            ------------       ------------
Cash at end of quarter                                      $  3,305,340       $  3,058,283
                                                            ============       ============

Cash paid during period            - Interest               $    375,780       $    169,806
                                   - Income taxes           $  3,450,055       $  1,268,143

*Restated

          See accompanying notes to consolidated financial statements.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Overview

         Donegal Group Inc. ("DGI" or the "Company") is a regional insurance holding company doing business in Pennsylvania, Maryland, Delaware, Virginia and Ohio through its four wholly owned property-casualty insurance subsidiaries, Atlantic States Insurance Company ("Atlantic"), Southern Insurance Company of Virginia ("Southern"), Pioneer Insurance Company ("Pioneer") and Delaware Atlantic Insurance Company ("Delaware"). The Company's major lines of business in 1996 and their percentage of total net earned premiums were Automobile Liability (27.7%), Workers' Compensation (18.0%), Automobile Physical Damage (16.0%), Homeowners (16.6%), and Commercial Multiple Peril (16.0%). The subsidiaries are subject to regulation by Insurance Departments in those states in which they operate and undergo periodic examination by those departments. The subsidiaries are also subject to competition from other insurance carriers in their operating areas. DGI was formed in September 1986 by Donegal Mutual Insurance Company (the "Mutual Company"), which owns 58% of the outstanding common shares of the Company as of September 30, 1997.

         Atlantic States participates in an intercompany pooling arrangement with the Mutual Company and assumes 65% of the pooled business, 60% prior to January 1, 1996. Southern cedes 50% of its business to the Mutual Company and Delaware cedes 70% of its Workers' Compensation business to the Mutual Company. Because the Mutual Company places substantially all of the business assumed from Southern and Delaware into the pool, from which the Company has a 65% allocation, the Company's results of operations include approximately 80% of the business written by Southern and approximately 75% of the Workers' Compensation business written by Delaware.

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

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                                   (Unaudited)
               Summary Notes to Consolidated Financial Statements

1 - Organization

        The Company was organized as a regional insurance holding company by Donegal Mutual Insurance Company (the "Mutual Company") on August 26, 1986 and operates in Pennsylvania, Maryland, Delaware, Virginia and Ohio through its wholly owned stock insurance companies, Atlantic States Insurance Company ("Atlantic States"), Southern Insurance Company of Virginia ("Southern"), Delaware Atlantic Insurance Company ("Delaware"), Pioneer Insurance Company ("Pioneer") and Atlantic Insurance Services, Inc. ("AIS"). The Company's major lines of business are Automobile Liability, Automobile Physical Damage, Homeowners, Commercial Multiple Peril and Workers' Compensation. Atlantic, Southern and Delaware are subject to regulation by Insurance Departments in those states in which they operate and undergo periodic examination by those departments. They are also subject to competition from other insurance carriers in their operating areas. Atlantic States engages in the insurance business primarily through an intercompany pooling arrangement with the Mutual Company. Southern was acquired by the Company on December 31, 1988 pursuant to a plan of conversion from a mutual to a stock company and cedes 50% of its business to the Mutual Company, 80% prior to 1991. On December 29, 1995, the Company acquired all of the outstanding stock of Delaware. This transaction was accounted for as if it were a "Pooling of interest," and as such, the Company's financial statements have been restated to include Delaware as a consolidated subsidiary from January 1, 1994 to the present. On March 31, 1997, the Company acquired all of the outstanding stock of Pioneer. This transaction was accounted for as if it were a "Pooling of Interest", and as such the Company's financial statements have been restated to include Pioneer as a consolidated subsidiary from January 1, 1994 to the present. At September 30, 1997, the Mutual Company held 58% of the outstanding common stock of the Company.


2 - Basis of Presentation

        The financial information for the interim period included herein is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management of Registrant, are necessary to a fair presentation of Registrant's financial position, results of operations and changes in financial position for the interim period included herein. The results of operations for the nine months ended September 30, 1997, are not necessarily indicative of results of operations to be expected for the twelve months ended December 31, 1997.

        These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

Results of Operations - Three Months Ended September 30, 1997
to Three Months Ended September 30, 1996

        Revenues for the three months ended September 30,1997 were $30,909,916 an increase of $1,480,714, or 5.0%, over the same period of 1996. An increase in net premiums earned of $999,919 or 3.8%, represented most of this change. Investment income for the third quarter of 1997 was $2,937,109 an increase of $311,274, or 11.9%, over the third quarter of 1996. An increase in the average invested assets of $16,083,544 or 9.0%, to $194,874,494 and an increase in the average return on investments to an annualized rate of 6.0% for the third quarter of 1997 compared to 5.9% for the third quarter of 1996, accounted for the change. Realized investment gains, which resulted from the normal turnover of the Company's investment portfolio, increased $103,318 for the three months ended September 30, 1997 compared to the same period in 1996, to $120,098.

        The GAAP combined ratio of insurance operations in the third quarter of 1997 was 96.6% compared to 91.1% for the same period in 1996. The GAAP combined ratio is the sum of the ratios of incurred losses and loss adjusting expenses to premiums earned (loss ratio), policyholders dividends to premiums earned (dividend ratio), and underwriting expenses to premiums earned (expense ratio). The company posted a loss ratio of 62.8% for the third quarter 1997 compared to the 65.9% loss ratio it posted for the third quarter 1996. The expense ratio increased from 32.2% to 32.8% for the three months ended September 30, 1997 due to higher inspection costs related to a reunderwriting program for existing Homeowners business and increases in incentive expenses for employees and agents related to the lower claims activity for the first nine months of the year. The dividend ratio decreased slightly from 1.1% for the third quarter of 1996 to 1.0% for the third quarter of 1997, due primarily to a 25% mandatory rate rollback in Pennsylvania Workers' Compensation rates.

        Federal income taxes for the third quarter of 1997 represented 26.1% of income before income taxes, compared to 23.0% for the same period of 1996. A tax benefit from the exercise of options in 1996 which reduced that year's tax expense accounted for the difference.

Results of Operations - Nine Months Ended September 30, 1997
to Nine Months Ended September 30, 1996

         Revenues for the nine months ended September 30,1997 were $90,987,147 an increase of $3,260,618, or 3.7%, over the same period of 1996. An increase in net premiums earned of $2,412,891, or 3.1%, represented most of this change. Investment income for the first nine months of 1997 was $8,663,863 an increase of $849,389, or 10.9%, over the first nine months of 1996. An increase in the average invested assets of $19,228,155, or 11.1%, to $193,075,956 and an increase in the average return on investments to an annualized rate of 6.0% for the first nine months of 1997 compared to 5.4% for the first nine months of 1996, accounted for the change. Realized investment gains, which resulted from the normal turnover of the Company's investment portfolio, decreased $118,076 for the nine months ended September 30, 1997 compared to the same period in 1996, to $193,452.

         The GAAP combined ratio of insurance operations in the first nine months of 1997 was 97.5% compared to 100.9% for the same period in 1996. The GAAP combined ratio is the sum of the ratios of incurred losses and loss adjusting expenses to premiums earned (loss ratio), policyholders dividends to premiums earned (dividend ratio), and underwriting expenses to premiums earned (expense ratio). The company posted a loss ratio of 63.1% for the first nine months of 1997 compared to the 68.3% loss ratio it posted for the first nine months of 1996. Dramatically improved weather conditions in 1997 compared to the severe and unusual weather that was experienced in early 1996 accounted for the improvement. The expense ratio increased from 31.4% to 32.8% for the nine months ended September 30, 1997 due to higher inspection costs related to a reunderwriting process in the Homeowners line and increases in incentive expenses for employees and agents related to the lower claims activity for the first quarter. The dividend ratio remained the same at 1.3%.

         Federal income taxes for the first nine months of 1997 represented 24.1% of income before income taxes, compared to 18.6% for the same period of 1996. Larger underwriting profits in 1997 representing a larger portion of overall income than in 1996 and tax deductions from the exercise of options in 1996 reducing that year's tax liability accounted for the increase.

Liquidity and Capital Resources

         The Company generates sufficient funds from its operations and maintains a high degree of liquidity in its investment portfolio. The primary source of funds to meet the demands of claim settlements and operating expenses are premium collections, investment earnings and maturing investments. As of September 30, 1997, the Company had no material commitment for capital expenditures.

         In investing funds made available from operations, the Company maintains securities maturities consistent with its projected cash needs for the payment of claims and expenses. The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

         As of September 30, 1997, pursuant to a credit agreement dated December 29, 1995, with Fleet National Bank of Connecticut, the Company had unsecured borrowings of $5.0 million. Per the terms of the credit agreement, the Company may borrow up to $20 million at interest rates equal to the bank's then current prime rate or the then current London interbank Eurodollar bank rate plus 1.70%. At September 30, 1997, the interest rate on the outstanding balance was 7.57891%. In addition, the Company will pay a non-use fee at a rate of 3/10 of 1% per annum on the average daily unused portion of the Bank's commitment. On each December 29, commencing December 29, 1998, the credit line will be reduced by $4 million. Any outstanding loan in excess of the remaining credit line, after such reduction, will then be payable.

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

                None.

    Item 5.     Other Information

                None.

    Item 6.     Exhibits and Reports on Form 8-K

                (a)   EX-27     Financial Data Schedule
                (b)   Reports on Form 8-K
                      During the quarter ended September 30, 1997 - None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 Donegal Group Inc.




Date: November 14, 1997                          By:
                                                     ------------------------
                                                 Donald H. Nikolaus,
                                                 President and
                                                 Chief Executive Officer



Date: November 14, 1997                          By:
                                                     ------------------------
                                                 Ralph G. Spontak,
                                                 Corporate Secretary,
                                                 Senior Vice President and
                                                 Chief Financial Officer