Form 10-K405
period 1997-12-31
DONEGAL GROUP INC
filed 1998-03-31
CIK 800457

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997
                          -----------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number 0-15341
                       -------

                               DONEGAL GROUP INC.
              -----------------------------------------------------
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

Registrant's telephone number, including area code: (717) 426-1931
                                                    --------------

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
                                      ---    --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

On March 17, 1998, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the Registrant was $54,365,781.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 6,057,732 shares of Common Stock outstanding on March 17, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of the Registrant's annual report to stockholders for the fiscal year ended December 31, 1997 are incorporated by reference into Parts I, II and IV of this report.

2. Portions of the Registrant's proxy statement relating to the annual meeting of stockholders to be held April 16, 1998 are incorporated by reference into Part III of this report.

                               DONEGAL GROUP INC.

                            INDEX TO FORM 10-K REPORT


                                                                         Page
                                                                         ----
I.    PART I.

      Item 1.    Business                                                  1
      Item 2.    Properties                                                21
      Item 3.    Legal Proceedings                                         22
      Item 4.    Submission of Matters to a Vote of
                   Security Holders                                        22

II.   PART II.

      Item 5.    Market for Registrant's Common Equity and
                   Related Stockholder Matters                             23
      Item 6.    Selected Financial Data                                   23
      Item 7.    Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                              23
      Item 8.    Financial Statements and Supplementary
                   Data                                                    23
      Item 9.    Changes in and Disagreements with
                   Accountants on Accounting and
                   Financial Disclosure                                    23

III.  PART III.

      Item 10.   Directors and Executive Officers of the
                   Registrant                                              24
      Item 11.   Executive Compensation                                    24
      Item 12.   Security Ownership of Certain Beneficial
                   Owners and Management                                   24
      Item 13.   Certain Relationships and Related
                   Transactions                                            24

IV.   PART IV.

      Item 14.   Exhibits, Financial Statement Schedules
                   and Reports on Form 8-K                                 25



                                       (i)

                                     PART I

Item 1    Business.

   (a)   General Development of Business.

         Donegal Group Inc. is a regional insurance holding company formed in August 1986 which is headquartered in Pennsylvania and engages, through its subsidiaries, in the property and casualty insurance business. As used herein, "DGI" or the "Company" refers to Donegal Group Inc. and its subsidiaries, Atlantic States Insurance Company ("Atlantic States"), Southern Insurance Company of Virginia ("Southern"), Delaware Atlantic Insurance Company ("Delaware Atlantic"), Pioneer Insurance Company ("Pioneer") and Atlantic Insurance Services, Inc. ("AIS"). DGI is currently 58.3% owned by Donegal Mutual Insurance Company (the "Mutual Company"). DGI and its subsidiaries and the Mutual Company underwrite a broad line of personal and commercial coverages, consisting of private passenger and commercial automobile, homeowners, commercial multi-peril, workers' compensation and other lines of insurance.

         Atlantic States, which DGI organized in September 1986, participates in an underwriting pool whereby it cedes to the Mutual Company the premiums, losses and loss adjustment expenses from all of its insurance business and assumes from the Mutual Company a specified portion of the pooled business, which also includes substantially all of the Mutual Company's property and casualty insurance business. Effective as of October 1, 1986, DGI entered into a pooling agreement with the Mutual Company whereby Atlantic States assumed 35% of the pooled business written or in force on or after October 1, 1986. Pursuant to amendments to the pooling agreement subsequent to October 1, 1986, the Mutual Company, which is solely responsible for any losses in the pooled business with dates of loss on or before the close of business on September 30, 1986, has increased the percentage of retrocessions of the pooled business to Atlantic States. Since January 1, 1996, 65% of the pooled business has been retroceded to Atlantic States. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 hereof and Note 2 to the Consolidated Financial Statements incorporated by reference herein.

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

         In January 1994, DGI organized AIS, which began business in that same month. AIS is an insurance services organization currently providing inspection and policy auditing information on a fee for service basis to its affiliates and the insurance industry.

         As of December 31, 1995, the Company acquired all of the outstanding capital stock of Delaware Atlantic pursuant to a Stock Purchase Agreement dated as of December 21, 1995 between the Company and the Mutual Company. As part of this transaction, the Mutual Company entered into an aggregate excess of loss reinsurance agreement with Delaware Atlantic whereby the Mutual Company assumed the risk of any loss from an adverse development in Delaware Atlantic's loss and loss adjustment expense reserve at the end of 1995 compared to the end of 1996 and losses and loss adjustment expenses incurred by Delaware Atlantic during the month of December 1995 and for the 1996 year by reason of the fact that Delaware Atlantic's loss and loss adjustment expense ratio for those periods exceeded the lesser of the loss and loss expense ratios of immediately preceding periods or 60%. This agreement resulted in no additional payment from the Mutual Company to Delaware Atlantic.

         On May 3, 1996, the Mutual Company formed Aberdeen Insurance Group, Inc. ("Aberdeen"), which, pursuant to an Asset Purchase Agreement dated July 31, 1996, purchased all of the aggregate excess and surplus lines insurance agency business of Thomas G. Downie Agency, Inc. d/b/a Aberdeen Insurance Group ("Downie Agency") for a purchase price of $100,000. As part of the agreement, Aberdeen acquired, among other things, fixed assets, the right, title and interest in and to the name "Aberdeen Insurance Group," all of Downie Agency's books and records relating to its excess and surplus insurance lines agency business and all intangible property rights and proprietary information of Downie Agency relating to the operation of the excess and surplus lines insurance agency business that was acquired.

         Effective July 1, 1996, the Mutual Company entered into retrocessional reinsurance agreements with each of Southern, Delaware Atlantic and Pioneer (individually, an "Affiliate"), whereby the Mutual Company agreed to reinsure each Affiliate in respect of 100% of the net liability that may accrue to such Affiliate from its insurance operations and retrocede 100% of the net liability back to each Affiliate, which the Affiliate assumes.

         As of March 31, 1997, the Company acquired all of the outstanding capital stock of Pioneer pursuant to a stock purchase agreement dated as of April 7, 1997 between the Company and the Mutual Company. As part of this transaction, the Mutual Company entered into an aggregate excess of loss reinsurance agreement with Pioneer whereby the Mutual Company assumed the risk of any loss from an adverse development in Pioneer's loss and loss adjustment expense reserve at the end of 1996 compared to the end of 1998 by reason of the fact that Pioneer's loss and loss adjustment expense ratio for those periods exceeded the lesser of the loss and loss expense ratios of immediately preceding periods or 60%. This reinsurance agreement resulted in additional payments of $186,800 from the Mutual Company to Pioneer in 1997.

         Unless otherwise stated, all information in this report gives retroactive effect to the four-for-three split of the Company's Common Stock effected through a stock dividend of one share of Common Stock for each three shares outstanding, which was paid on July 15, 1997 to stockholders of record on June 25, 1997.

         (b) Financial Information about Industry Segments.

         The Company is of the opinion that all of its operations are within one industry segment and that no information as to industry segments is required pursuant to Statement of Financial Accounting Standards No. 14 or Regulation S-K.

         (c) Narrative Description of Business.

Relationship with the Mutual Company

         DGI's operations are interrelated with the operations of the Mutual Company and, because of the percentage of the pooled business assumed by DGI, DGI's results of operations are largely dependent upon the success of the Mutual Company. In addition, various reinsurance agreements exist between the Company and the Mutual Company. The Mutual Company is responsible for underwriting and marketing the pooled business and provides facilities, employees and services required to conduct the business of DGI on a cost allocated basis. The Mutual Company owned 58.3% of DGI as of March 17, 1998.

         Through the pool, DGI writes personal and commercial property and casualty insurance lines, including automobile, homeowners, commercial multi-peril, workers' compensation and other lines of business. The insurance agencies under contract with the Mutual Company serve as representatives for the pool participants.

         Under the terms of the intercompany pooling agreement, which took effect on October 1, 1986, Atlantic States cedes to the Mutual Company the premiums, losses and loss expenses on all of its insurance business. Substantially all of the Mutual Company's property and casualty insurance business, including the business reinsured from Southern, written or in force on or after October 1, 1986, is also included in the pooled business. Pursuant to amendments to the pooling agreement subsequent to October 1, 1986, the Mutual Company, which is solely responsible for any losses in the pooled business with dates of loss on or before the close of business on September 30, 1986, has increased the percentage of retrocessions of the pooled business to Atlantic States. Since January 1, 1996, 65% of the pooled business has been retroceded to Atlantic States. All premiums, losses, loss expenses, other underwriting expenses and policy dividends are prorated among the parties on the basis of their participation in the pool. The pooling agreement may be amended or terminated at the end of any calendar year by agreement of the parties. The Company does not intend to terminate its participation in the pooling agreement. The allocations of pool participation percentages between the Mutual Company and Atlantic States are based on the pool participants' relative amounts of capital and surplus and expectations of future relative amounts of capital and surplus. The pooling agreement does not legally discharge Atlantic States from its primary liability for the full amount of the policies ceded. However, it makes the Mutual Company liable to Atlantic States to the extent of the business ceded.

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

         In addition to the underwriting pool, through the retrocessional reinsurance agreements with each of Southern, Delaware Atlantic and Pioneer, the Mutual Company agreed to reinsure each Affiliate in respect of 100% of the net liability that may accrue to such Affiliate from its insurance operations and retrocede 100% of the net liability back to each Affiliate, which the Affiliate assumes as part of the retrocession.

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

          o An agent selection process that focuses on appointing agencies with proven market strategies for the development of profitable business and an agent compensation plan providing for additional commissions based upon premium volume and profitability and the right to participate in the Company's Agency Stock Purchase Plan.

          o Gradual expansion into adjacent states, including Indiana, New York, Tennessee and North Carolina.

          o A continuing effort to attract and retain qualified employees who receive incentive compensation based upon historical results.

Property and Casualty Insurance Products and Services

         The following table indicates the percentage of DGI's net premiums written represented by commercial lines and by personal lines for the years ended December 31, 1997, 1996 and 1995:


                                                Year Ended December 31,
                                       -------------------------------------
                                       1997             1996           1995
                                       -----            -----         -----
Net Premiums Written:
    Commercial.....................    41.0%            44.3%         45.5%
    Personal.......................    59.0%            55.7%         54.5%

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


                                                                     Year Ended December 31,
                                                               ---------------------------------
                                                                1997          1996          1995
                                                               ------        ------        ------
GAAP Combined Ratio.....................................        97.6%        100.4%         98.6%
Statutory operating ratios:
         Loss ratio.....................................        64.0          68.4          66.3
         Expense ratio..................................        34.0          31.1          31.9
         Dividend ratio.................................         1.2           1.5           1.2
         Statutory combined ratio.......................        99.2%        101.0%         99.4%
                                                               =====        ======         =====
         Industry statutory combined ratio..............       101.6(1)      107.0(1)      105.0(2)
                                                               =====        ======         =====

--------------

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

                                             Year Ended December 31,
                                      -------------------------------------
                                        1997           1996           1995
                                      --------       --------       -------
                                             (dollars in thousands)
Net Premiums Written:
Commercial:
  Automobile .....................    $ 10,522       $ 10,149       $ 8,306
  Workers' compensation ..........      15,590         17,998        17,661
  Commercial multi-peril .........      16,357         17,153        14,775
  Other ..........................       1,612          3,127         2,813
                                      --------       --------       -------
    Total commercial .............      44,081         48,427        43,555
                                      --------       --------       -------

Personal:
  Automobile .....................      38,989         37,739        32,330
  Homeowners .....................      19,939         18,979        15,961
  Other ..........................       4,597          4,070         3,938
                                                                    -------
    Total personal ...............      63,525         60,788        52,229
                                      --------       --------       -------
Total business ...................    $107,606       $109,215       $95,784
                                      ========       ========       =======

Statutory Combined Ratios:
Commercial:
  Automobile .....................        89.9%          97.6%         92.9%
  Workers compensation ...........        89.5           67.2          77.0
  Commercial multi-peril .........       103.0          106.4         109.3
  Other ..........................        57.7           42.8          77.2
    Total commercial .............        93.5           86.5          92.9

Personal:
  Automobile .....................        98.7%         100.7%        100.1%
  Homeowners .....................       116.4          139.1         119.3
  Other ..........................        87.6          109.6         108.5
    Total personal ...............       103.4          112.7         106.3

Total business ...................        99.2          101.0          99.4%

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

         Differences between liabilities reported in DGI's financial statements prepared on the basis of generally accepted accounting principles and financial statements prepared on a statutory accounting basis result from reducing statutory liabilities for anticipated salvage and subrogation recoveries. These differences amounted to $6,155,467, $5,170,486 and $4,103,285 at December 31, 1997, 1996 and 1995, respectively.

         The following tables set forth a reconciliation of the beginning and ending net liability for unpaid losses and loss expenses for the periods indicated on a GAAP basis for the Company.


                                                  Year Ended December 31,
                                          -------------------------------------
                                            1997           1996           1995
                                          -------        -------        -------
                                                      (in thousands)
Net liability for unpaid losses
  and loss expenses at
  beginning of year ...............       $75,428        $71,155        $63,317
                                          -------        -------        -------
Provision for net losses and
  loss expenses for claims
  incurred in the current year ....        69,040         73,212         61,163
Increase (decrease) in provision
  for estimated net losses and loss
  expenses for claims
  incurred in prior years .........        (1,384)        (2,791)        (3,093)
                                          -------        -------        -------

Total incurred ....................        67,656         70,421         58,070
Net losses and loss payments
  for claims incurred during:
The current year ..................        39,133         42,669         30,832
Prior years .......................        26,477         23,479         19,400
                                          -------        -------        -------

Total paid ........................        65,610         66,148         50,232

Net liability for unpaid losses
  and loss expenses at
  end of year .....................       $77,474        $75,428        $71,155
                                          =======        =======        =======

         The following table sets forth the development of the liability for net unpaid losses and loss expenses for DGI on a GAAP basis from 1987 (the first full year of DGI's operations) to 1997, with supplemental loss data for 1997 and 1996.

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

         The "Liability reestimated as of" portion of the table shows the reestimated amount of the previously recorded liability based on experience for each succeeding year. The estimate is increased or decreased as payments are made and more information becomes known about the severity of the remaining unpaid claims. For example, the 1990 liability has developed an excess after seven years, in that reestimated net losses and loss expenses are expected to be less than the estimated liability initially established in 1990 of $31,898 by $2,481.

         The "Cumulative deficiency (excess)" shows the cumulative deficiency or excess at December 31, 1997 of the liability estimate shown on the top line of the corresponding column. An excess in liability means that the liability established in prior years exceeded actual net losses and loss expenses or were reevaluated at less than the original amount. A deficiency in liability means that the liability established in prior years was less than actual net losses and loss expenses or were reevaluated at more than the original amount.

         The "Cumulative amount of liability paid through" portion of the table shows the cumulative net losses and loss expense payments made in succeeding years for net losses incurred prior to the balance sheet date. For example, the 1990 column indicates that as of December 31, 1997, payments equal to $28,627 of the currently reestimated ultimate liability for net losses and loss expenses of $29,417 had been made.

                                                                          Year Ended December 31
                                                 --------------------------------------------------------------------------
                                                   1987         1988         1989         1990         1991         1992
                                                 -------      -------      -------      -------      -------      -------
                                                                               (in thousands)
Net liability at end of
 year for unpaid losses
 and loss expenses...........................    $11,878      $20,734      $27,767      $31,898      $36,194      $44,339
 Net liability
  reestimated as of:
   One year later............................     12,678       21,598       29,175       32,923       37,514       45,408
   Two years later...........................     12,949       20,475       28,861       33,550       37,765       42,752
   Three years later.........................     12,692       19,823       28,545       32,803       35,446       40,693
   Four years later..........................     12,160       19,296       27,717       31,004       33,931       38,375
   Five years later..........................     11,799       18,796       26,759       30,041       32,907       37,096
   Six years later...........................     11,857       18,457       26,180       29,595       32,234
   Seven years later.........................     11,782       18,189       25,971       29,417
   Eight years later.........................     11,722       18,117       25,828
   Nine years later..........................     11,655       18,050
   Ten years later...........................     11,611
Cumulative deficiency
   (excess)..................................    $  (267)     $(2,684)     $(1,939)     $(2,481)     $(3,960)     $(7,243)
                                                 =======      =======      =======      =======      =======      =======

Cumulative amount of liability paid through:
  One year later.............................    $ 5,891      $ 8,855      $11,401      $13,003      $13,519       16,579
  Two years later............................      8,472       12,280       17,421       19,795       20,942       24,546
  Three years later..........................      9,988       14,912       20,986       24,178       25,308       29,385
  Four years later...........................     10,774       16,292       23,268       26,413       27,826       32,925
  Five years later...........................     11,209       17,201       24,331       27,439       29,605       34,757
  Six years later............................     11,388       17,706       24,909       28,157       30,719
  Seven years later..........................     11,484       17,782       25,280       28,627
  Eight years later..........................     11,544       17,884       25,599
  Nine years later...........................     11,563       17,986
  Ten years later............................     11,594


                                                                   Year Ended December 31
                                                 ------------------------------------------------------
                                                   1993         1994         1995       1996       1997
                                                 --------      -------      -------    -------    ------
                                                                        (in thousands)
Net liability at end of
 year for unpaid losses
 and loss expenses...........................    $ 52,790      $63,317      $71,155    $75,428    $77,474
 Net liability
  reestimated as of:
   One year later............................      50,583       60,227       68,348     74,044
   Two years later...........................      48,132       56,656       66,520
   Three years later.........................      44,956       54,571
   Four years later..........................      42,157
   Five years later..........................
   Six years later...........................
   Seven years later.........................
   Eight years later.........................
   Nine years later..........................
   Ten years later...........................
Cumulative deficiency
   (excess)..................................    $(10,633)     $(8,746)     $(4,635)   $(1,384)
                                                 ========      =======      =======    =======

Cumulative amount of liability paid through:
  One year later.............................     16,126        19,401       23,479     26,477
  Two years later............................     25,393        30,354       37,078
  Three years later..........................     32,079        38,684
  Four years later...........................     36,726
  Five years later...........................
  Six years later............................
  Seven years later..........................
  Eight years later..........................
  Nine years later...........................
  Ten years later............................


                                                                          Year Ended December 31
                                                ---------------------------------------------------------------------
                                                  1992          1993         1994        1995       1996       1997
                                                -------       -------      -------      -------   --------   --------
                                                                              (in thousands)
Gross liability at end of year..............    $57,777       $70,093      $88,484      $98,894   $114,622   $118,112
Reinsurance recoverable.....................     13,438        17,303       25,167       27,739     39,194     40,638
Net liability at end of year................     44,339        52,790       63,317       71,155     75,428     77,474
Gross reestimated liability -- latest.......     59,122        58,183       78,823       93,611    113,559
Reestimated recoverable -- latest...........     22,026        16,026       24,252       27,091     39,515
Net reestimated liability -- latest.........     37,096        42,157       54,571       66,520     74,044
Gross cumulative deficiency (excess)........      1,345       (11,910)      (9,661)      (5,283)    (1,063)

Reinsurance

         DGI and the Mutual Company use several different reinsurers, all of which have a Best rating of A- or better or, with respect to foreign reinsurers, have a financial condition which, in the opinion of management, is equivalent to a company with at least an A- rating.

         The external reinsurance purchased by DGI and the Mutual Company includes "excess treaty reinsurance" under which losses are automatically reinsured over a set retention ($250,000 for 1997) and "catastrophic reinsurance" under which the reinsured recovers 90% of an accumulation of many losses resulting from a single event, including natural disasters (for 1997, $3,000,000 retention), DGI's principal reinsurance agreement, other than that with the Mutual Company, is an excess of loss treaty in which the reinsurers are Continental Casualty Company, Employers Reinsurance Corporation and Dorinco Reinsurance Company. Reinsurance is also purchased on an individual policy basis to reinsure losses that may occur from large risks, specific risk types or specific locations. The amount of coverage provided under each of these types of reinsurance depends upon the amount, nature, size and location of the risk being reinsured. For property insurance, excess of loss treaties provide for coverage up to $1,000,000. For liability insurance, excess of loss treaties provide for coverage up to $30,000,000. Property catastrophe contracts provide coverage up to $50,000,000 resulting from one event. On both property and casualty insurance, DGI and the Mutual Company purchase facultative reinsurance to cover exposures from losses that exceed the limits provided by their respective treaty reinsurance. In addition, the Company and the Mutual Company maintain various reinsurance agreements between themselves in addition to the pooling agreement. Atlantic States and the Mutual Company have a catastrophe reinsurance agreement which limits the maximum liability for losses from any one catastrophe occurrence to $400,000 for Atlantic States and $700,000 for a catastrophe involving more than one of the Company's subsidiaries. Southern and the Mutual Company have an excess of loss reinsurance agreement in which the Mutual Company assumes up to $150,000 of losses in excess of $100,000. Southern and the Mutual Company also have a catastrophe reinsurance agreement which limits Southern's liability to $300,000 from any one catastrophe occurrence. Delaware Atlantic and the Mutual Company have an excess of loss reinsurance agreement in which the Mutual Company assumes up to $200,000 for losses in excess of $50,000. Delaware Atlantic and the Mutual Company also have a catastrophe reinsurance agreement which limits Delaware Atlantic's liability to $300,000 from any one catastrophe occurrence. Delaware Atlantic and the Mutual Company also have a reinsurance agreement whereby Delaware Atlantic cedes 70% of its workers' compensation business to the Mutual Company. Pioneer and the Mutual Company have an excess of loss reinsurance agreement in which the Mutual Company assumes up to $200,000 for losses in excess of $50,000. Each of Southern, Delaware Atlantic and Pioneer also have a retrocessional reinsurance agreement with the Mutual Company whereby the Mutual Company indemnifies each of these companies in respect of 100% of the net liability that may accrue to such companies from its insurance operations and retrocedes 100% of the net liability back to each such company, which each such company assumes as part of the retrocession.

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

Investments

         DGI's return on invested assets is an important element of its financial results. Currently, the investment objective is to maintain a widely diversified fixed maturities portfolio structured to maximize after-tax investment income while minimizing credit risk through investments in high quality instruments. At December 31, 1997, all debt securities were rated investment grade with the exception of one unrated obligation of $250,000, and the investment portfolio did not contain any mortgage loans or any non-performing assets.

         The following table shows the composition of the debt securities investment portfolio (at carrying value), excluding short-term investments, by rating as of December 31, 1997:

                                                          December 31, 1997
                                                     ---------------------------
Rating(1)                                             Amount             Percent
---------                                            --------            -------
                                                        (dollars in thousands)
U.S. Treasury and U.S.
   agency securities(2)                              $ 94,301              53.9%
Aaa or AAA...................................          45,392              25.9
Aa or AA.....................................          25,380              14.5
A............................................           9,796               5.6
BBB..........................................              98               0.1
Not rated(3).................................              10                --
                                                     --------             -----
     Total...................................        $174,977             100.0%
                                                     ========             =====
----------
(1) Ratings assigned by Moody's Investors Services, Inc. or Standard & Poor's Corporation.

(2)      Includes mortgage-backed securities of $12,445.

(3) Represents one unrated obligation of The Lancaster County Hospital Authority Mennonite Home Project, which management of DGI believes to be equivalent to investment grade securities with respect to repayment risk.

         DGI invests in both taxable and tax-exempt securities as part of its strategy to maximize after-tax income. Such strategy considers, among other factors, the alternative minimum tax. Tax-exempt securities made up approximately 34.3%, 36.4% and 37.8% of the total investment portfolio at December 31, 1997, 1996 and 1995, respectively.

                  The following table shows the classification of the investments (at carrying value) of DGI and its subsidiaries at December 31, 1997, 1996 and 1995.

                                                                         December 31,
                                         --------------------------------------------------------------------------
                                                  1997                       1996                     1995
                                         ----------------------     ---------------------     ---------------------
                                                        Percent                   Percent                   Percent
                                                          of                        of                        of
                                          Amount         Total       Amount        Total       Amount        Total
                                         --------       -------     --------      -------     --------      -------
                                                                   (dollars in thousands)
Fixed maturities(1):
 Held to maturity:
 U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies .....................      $ 41,450         20.2%    $ 38,647         20.1%    $ 20,580         12.2%
Obligations of states and
 political subdivisions ...........        57,621         28.1       57,095         29.6       53,186         31.6
Corporate securities ..............         7,250          3.5        5,917          3.1        4,266          2.6
Mortgage-backed
 securities .......................        10,925          5.4       12,680          6.6       16,655          9.9
                                         --------        -----     --------        -----     --------        -----
  Total held to
  maturity ........................       117,246         57.2      114,339         59.4       94,687         56.3
                                         --------        -----     --------        -----     --------        -----
Available for sale:
 U.S. treasury securities
 and obligations of U.S.
 government corporations
 and agencies .....................        40,197         19.6       35,507         18.4       37,775         22.5
Obligations of states and political
 subdivisions .....................        12,762          6.2       12,987          6.8       10,427          6.2
Corporate securities ..............         3,252          1.6        3,436          1.8        4,711          2.8
Mortgage-backed
 securities .......................         1,520          0.8        1,606          0.8        2,265          1.3
                                         --------        -----     --------        -----     --------        -----
  Total available for sale ........        57,731         28.2       53,536         27.8       55,178         32.8
                                         --------        -----     --------        -----     --------        -----
  Total fixed maturities ..........       174,977         85.4      167,875         87.2      149,865         89.1
  Equity securities(2) ............         7,275          3.5        3,143          1.6        3,272          1.9
  Short-term investments(3) .......        22,713         11.1       21,471         11.2       15,079          9.0
                                         --------        -----     --------        -----     --------        -----
  Total investments ...............      $204,965        100.0%    $192,489        100.0%    $168,216        100.0%
                                         ========        =====     ========        =====     ========        =====

(1) The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting For Certain Investments in Debt and Equity Securities." See Notes 1 and 3 to the Consolidated Financial Statements incorporated by reference herein. Fixed maturities held to maturity are valued at amortized cost; those fixed maturities available for sale are valued at fair value. Total fair value of fixed maturities held to maturity was $120,882,886 at December 31, 1997. The amortized cost of fixed maturities available for sale was $56,922,342 at December 31, 1997.

(2) Equity securities are valued at fair value. Total cost of equity securities was $6,551,020 at December 31, 1997, $2,774,946 at December 31, 1996 and $2,959,087 at December 31, 1995.

(3)      Short-term investments are valued at cost, which approximates market.

         The following table sets forth the maturities (at carrying value) in the fixed maturity and short-term investment portfolio at December 31, 1997, December 31, 1996 and December 31, 1995.

                                                             December 31,
                            -----------------------------------------------------------------------------
                                      1997                      1996                       1995
                            -----------------------    -----------------------    -----------------------
                                            Percent                    Percent                    Percent
                                              of                         of                         of
                             Amount          Total      Amount          Total      Amount          Total
                            --------       --------    -------         -------    --------        -------
                                                       (dollars in thousands)
Due in:(1)
One year or less .....        36,013          18.2%    $ 34,836          18.4%    $ 35,374          21.5%
Over one year
 through three years .        30,910          15.6       26,392          13.9       21,184          12.8
Over three years
 through five years ..        20,303          10.3       21,163          11.2       10,537           6.4
Over five years
 through ten years ...        65,122          32.9       45,370          24.0       36,620          22.2
Over ten years
 through fifteen years        32,384          16.4       46,248          24.4       40,123          24.3
Over fifteen years ...           513           0.3        1,051           0.6        2,185           1.3
Mortgage-backed
 securities ..........        12,445           6.3       14,286           7.5       18,921          11.5
                            --------         -----     --------         -----     --------         -----
                            $197,690         100.0%    $189,346         100.0%    $164,944         100.0%
                            ========         =====     ========         =====     ========         =====

----------
(1) Based on stated maturity dates with no prepayment assumptions. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

         As shown above, the Company held investments in mortgage-backed securities having a carrying value of $12,445,321 at December 31, 1997. Included in these investments are collateralized mortgage obligations ("CMOs") with a carrying value of $11,931,721 at December 31, 1997. The Company has attempted to reduce the prepayment risks associated with mortgage-backed securities by investing approximately 99%, as of December 31, 1997, of the Company's holdings of CMOs in planned amortization and very accurately defined tranches. Such investments are designed to alleviate the risk of prepayment by providing predictable principal prepayment schedules within a designated range of prepayments. If principal is repaid earlier than originally anticipated, investment yields may decrease due to reinvestment of the proceeds at lower current interest rates and capital gains or losses may be realized since the book value of securities purchased at premiums or discounts may be different from the prepayment amount.

         Investment results of DGI and its subsidiaries for the years ended December 31, 1997, 1996 and 1995 are shown in the following table:


                                                 Year Ended December 31,
                                          -------------------------------------
                                            1997          1996           1995
                                          --------      --------       --------
                                                  (dollars in thousands)
Invested assets(1)......................  $202,283      $183,401       $161,901
Investment income(2)....................    11,507        10,799          9,714
Average yield...........................       5.7%          5.9%           6.0%

----------

(1) Average of the aggregate invested amounts at the beginning and end of the period, including cash.

(2) Investment income is net of investment expenses and does not include realized investment gains or losses or provision for income taxes.

A.M. Best Rating

         In 1997, the Best rating of the Mutual Company, Atlantic States, Southern, Delaware Atlantic and Pioneer was "A", based upon their respective current financial conditions and historical statutory results of operations. Management believes that this Best rating is an important factor in marketing DGI's products to its agents and customers. Best's ratings are industry ratings based on a comparative analysis of the financial condition and operating performance of insurance companies as determined by their publicly available reports. Best's classifications are A++ and A+ (Superior), A and A- (Excellent), B++ and B+ (Very Good), B and B- (Good), C++ and C+ (Fair), C and C- (Marginal), D (below minimum standards) and E and F (Liquidation). Best's ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors. According to Best, an "excellent" rating is assigned to those companies which, in Best's opinion, have achieved excellent overall performance when compared to the norms of the property and casualty insurance industry and have generally demonstrated a strong ability to meet policyholder and other contractual obligations.

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

         In addition to state-imposed insurance laws and regulations, in December 1993 the National Association of Insurance Commissioners (the "NAIC") adopted a risk-based capital system for assessing the adequacy of statutory capital and surplus which augments the states' current fixed dollar minimum capital requirements for insurance companies. At December 31, 1997, DGI exceeded the required levels of capital. There can be no assurance that the capital requirements applicable to DGI's business will not increase in the future.

         The states in which Atlantic States (Pennsylvania, Maryland and Delaware), the Mutual Company (Pennsylvania, Ohio, Maryland, New York, Virginia, Delaware and North Carolina), Southern (Virginia and Pennsylvania), Delaware Atlantic (Delaware, Maryland and Pennsylvania) and Pioneer (Ohio and Pennsylvania) do business have guaranty fund laws under which insurers doing business in such states can be assessed on the basis of premiums written by the insurer in that state in order to fund policyholder liabilities of insolvent insurance companies. Under these laws in general, an insurer is subject to assessment, depending upon its market share of a given line of business, to assist in the payment of policyholder claims against insolvent insurers. The Mutual Company, Atlantic States, Southern, Delaware Atlantic and Pioneer have made accruals for their portion of assessments related to such insolvencies based upon the most current information furnished by the guaranty associations. During the five years ended December 31, 1997, the amount of such insolvency assessments paid by Atlantic States, Southern, the Mutual Company, Delaware Atlantic and Pioneer was not material.

         The property and casualty insurance industry has recently received a considerable amount of publicity because of rising insurance costs and the unavailability of insurance. New regulations and legislation are being proposed to limit damage awards, to control plaintiffs' counsel fees, to bring the industry under regulation by the federal government and to control premiums, policy terminations and other policy terms. It is not possible to predict whether, in what form or in what jurisdictions any of these proposals might be adopted or the effect thereof, if any, on the Company.

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

         The Company's insurance subsidiaries are restricted by the insurance laws of their respective states of domicile as to the amount of dividends or other distributions they may pay to the Company without the prior approval of the respective state regulatory authorities. Generally, the maximum amount that may be paid by an insurance subsidiary during any year after notice to, but without prior approval of, the insurance commissioners of these states is limited to a stated percentage of that subsidiary's statutory capital and surplus as of a certain date, or the net income or net investment income not including realized capital gains of the subsidiary for the preceding year. As of December 31, 1997, amounts available for payment of dividends in 1997 without the prior approval of the various insurance commissioners were $7,349,284 from Atlantic States, $703,727 from Southern, $1,070,463 from Delaware Atlantic and $542,799 from Pioneer. See Note 11 to the Consolidated Financial Statements incorporated by reference herein.

The Mutual Company

         The Mutual Company, which was organized in 1889, has a Best rating of A (Excellent). At December 31, 1997, the Mutual Company had admitted assets of $185 million and policyholders' surplus of $101 million. At December 31, 1997, the Mutual Company had no debt and, of its total liabilities of $83 million, reserves for net losses and loss expenses accounted for $46 million and unearned premiums accounted for $21 million. Of the Mutual Company's investment portfolio of $138 million at December 31, 1997, investment-grade bonds accounted for $42 million, cash and short-term investments accounted for $7 million and mortgages accounted for $7 million. At December 31, 1997, the Mutual Company owned 3,512,356 shares of the Company's Common Stock, which were carried on the Mutual Company's books at $78 million. The foregoing financial information is presented on the statutory basis of accounting.

Employees

         As of December 31, 1997, the Mutual Company had 376 employees. The Mutual Company's employees provide a variety of services to DGI, Atlantic States, Delaware Atlantic, Southern and Pioneer as well as to the Mutual Company and its subsidiaries.

Item 2. Properties.

         DGI shares headquarters with the Mutual Company in a building owned by the Mutual Company. The Mutual Company charges DGI for an appropriate portion of the building expenses under an intercompany allocation agreement which is consistent with the terms of the pooling agreement. The headquarters of the Mutual Company have approximately 140,000 square feet of office space. Southern has a facility of approximately 10,000 square feet in Glen Allen, Virginia which it owns. Delaware Atlantic has a facility of approximately 2,800 square feet in Wilmington, Delaware which it leases. Pioneer has a facility of approximately 8,000 square feet in Greenville, Ohio which it owns.

Item 3. Legal Proceedings.

         DGI is a party to numerous lawsuits arising in the ordinary course of its insurance business. DGI believes that the resolution of these lawsuits will not have a material adverse effect on its financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of holders of the Company's Common Stock during the fourth quarter of 1997.

Executive Officers of the Company

      Name                 Age                    Position
      ----                 ---                    --------
Donald H. Nikolaus         55        President and Chief Executive Officer since 1981

Ralph G. Spontak           45        Senior Vice President since 1991; Chief Financial Officer
                                     and Vice President since 1983; Secretary since 1988

Cyril J. Greenya           53        Senior Vice President - Commercial Underwriting since
                                     1997; Vice President - Commercial Underwriting for five
                                     years prior thereto; Manager - Commercial Underwriting
                                     for nine years prior thereto

Frank J. Wood              64        Senior Vice President - Marketing since 1997; Vice-President -
                                     Marketing for nine years prior thereto; Manager -
                                     Marketing for one year prior thereto

James B. Price             62        Senior Vice President - Claims since 1997; Vice President -
                                     Claims for 25 years prior thereto

Robert G. Shenk            45        Senior Vice President - Claims since 1997; Vice President -
                                     Claims for five years prior thereto

William H. Shupert         71        Senior Vice President - Underwriting since 1991; Vice
                                     President - Underwriting for 18 years prior thereto

Daniel J. Wagner           37        Treasurer since 1993; Controller for five years prior
                                     thereto

                                     PART II


Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters.

         The answer to this Item is incorporated in part by reference to page 29 of the Company's Annual Report to Stockholders for the year ended December 31, 1997, which is included as Exhibit (13) to this Form 10-K Report. As of March 17, 1998, the Company had approximately 480 holders of record of its Common Stock. The Company declared dividends of $.33 per share in 1996 and $.39 per share in 1997.

Item 6. Selected Financial Data.

         The answer to this Item is incorporated by reference to page 1 of the Company's Annual Report to Stockholders for the year ended December 31, 1997, which is included as Exhibit (13) to this Form 10-K Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The answer to this Item is incorporated by reference to pages 10 through 12 of the Company's Annual Report to Stockholders for the year ended December 31, 1997, which is included as Exhibit (13) to this Form 10-K Report.

Item 8. Financial Statements and Supplementary Data.

         The answer to this Item is incorporated by reference to pages 13 through 26 of the Company's Annual Report to Stockholders for the year ended December 31, 1997, which is included as Exhibit (13) to this Form 10-K Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Company.

         The answer to this Item with respect to the Company's directors is incorporated by reference to pages 5 through 8 of the Company's proxy statement relating to the Company's annual meeting of stockholders to be held April 16, 1998. The response to this Item with respect to the Company's executive officers is incorporated by reference to Part I of this Form 10-K Report.

Item 11. Executive Compensation.

         The answer to this Item is incorporated by reference to pages 9 through 14 of the Company's proxy statement relating to the Company's annual meeting of stockholders to be held April 16, 1998, except for the Compensation Committee Report and the Performance Graph, which are not incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The answer to this Item is incorporated by reference to pages 2 through 3 of the Company's proxy statement relating to the Company's annual meeting of stockholders to be held April 16, 1998.


Item 13. Certain Relationships and Related Transactions.

         The answer to this Item is incorporated by reference to pages 3 through 5 and page 14 of the Company's proxy statement relating to the Company's annual meeting of stockholders to be held April 16, 1998.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a) Financial statements, financial statement schedules and exhibits filed:

         (1) Consolidated Financial Statements
                                                                          Page*
                                                                          -----

         Report of Independent Auditors ..................................   27

         Donegal Group Inc. and Subsidiaries:
          Consolidated Balance Sheets as of
            December 31, 1997 and 1996 ...................................   13
          Consolidated Statements of Income
            for the three years ended
            December 31, 1997, 1996 and 1995 .............................   14
          Consolidated Statements of Stockholders'
            Equity for the three years ended
            December 31, 1997, 1996 and 1995..............................   15
          Consolidated Statements of Cash Flows
            for the three years ended
            December 31, 1997, 1996 and 1995..............................   16
          Notes to Consolidated Financial Statements......................17-26

         (2)    Financial Statement Schedules

                                                                           Page
                                                                           ----
         Donegal Group Inc. and Subsidiaries:

         Report of Independent Auditors on Schedules......................   30
         Schedule I.            Summary of Investments - Other
                                than Investments in Related
                                Parties...................................   31
        Schedule II.            Condensed Financial Information
                                of Parent Company.........................   33
        Schedule III.           Supplementary Insurance
                                Information...............................   34
        Schedule IV.            Reinsurance...............................   36
        Schedule VI.            Supplemental Insurance Information
                                Concerning Property and Casualty
                                Subsidiary................................   37

         All other schedules have been omitted since they are not required, not applicable or the information is included in the financial statements or notes thereto.

------------------

* Refers to the respective page of Donegal Group Inc.'s 1997 Annual Report to Stockholders. The Consolidated Financial Statements and
         Notes to Consolidated Financial Statements and Auditor's Report thereon on pages 13 through 27 are incorporated herein by reference. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item and Items 5, 6, 7 and 8, such Annual Report shall not be deemed filed as part of this Form 10-K Report or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

        (3)    Exhibits

Exhibit No.     Description of Exhibits                                Reference
-----------     -----------------------                                ---------

(3)(i)     Certificate of Incorporation of                                (a)
           Registrant

(3)(ii)    Amended and Restated By-laws of                                (b)
           Registrant

(4)        Form of Registrant's Common Stock                              (a)
           Certificate

Management Contracts and Compensatory Plans or Arrangements

(10)(A)    Donegal Mutual Insurance Company                               (a)
           Money Purchase Pension Plan and
           Trust dated March 12, 1985

(10)(B)    Donegal Mutual Insurance Company                               (a)
           Profit Sharing Plan and Trust
           dated March 12, 1985

(10)(C)    Donegal Group Inc. Key Executive                               (c)
           Incentive Bonus Plan dated
           September 29, 1986

(10)(D)    Donegal Group Inc. Employee Stock                              (c)
           Purchase Plan, as amended

(10)(E)    Donegal Group Inc. Equity Incentive                            (c)
           Plan, as amended

(10)(F)    Donegal Group Inc. Agency                                      (j)
           Stock Purchase Plan

(10)(G)    Donegal Group Inc. Amended and                                 (b)
           Restated 1996 Equity Incentive
           Plan

(10)(H)    Donegal Group Inc. Amended                             filed herewith
           and Restated 1996 Equity Incentive
           Plan for Directors

(10)(I)    Donegal Group Inc. Executive                                   (b)
           Restoration Plan

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

(10)(L)    Proportional Reinsurance Agreement                             (a)
           dated September 29, 1986 between
           Donegal Mutual Insurance Company
           and Atlantic States Insurance Company

(10)(M)    Amendment dated October 1, 1988 to                             (d)
           Proportional Reinsurance Agreement
           between Donegal Mutual Insurance Company and Atlantic States Insurance Company

(10)(N)    Multi-Line Excess of Loss Reinsurance                          (f)
           Agreement effective January 1, 1993
           between Donegal Mutual Insurance Company, Southern
           Insurance Company of Virginia, Atlantic States
           Insurance Company and Pioneer Mutual Insurance
           Company, and Christiana General Insurance Corporation of New York, Cologne Reinsurance Company of America,
           Continental Casualty Company, Employers Reinsurance
           Corporation and Munich American Reinsurance Company

(10)(O)    Amendment dated July 16, 1992 to Propor-                       (e)
           tional Reinsurance Agreement between
           Donegal Mutual Insurance Company and
           Atlantic States Insurance Company

(10)(P)    Amendment dated as of December 21, 1995                        (g)
           to Proportional Reinsurance Agreement
           between Donegal Mutual Insurance Company and Atlantic States Insurance Company

(10)(Q)    Credit Agreement dated as of December 29,                      (g)
           1995 between Donegal Group Inc. and Fleet
           National Bank of Connecticut

(10)(R)    Stock Purchase Agreement dated as of                           (g)
           December 21, 1995 between Donegal Mutual
           Insurance Company and Donegal Group Inc.

(10)(S)    Donegal Group Inc. 1996 Employee Stock                         (h)
           Purchase Plan.

(10)(T)    Reinsurance and Retrocession Agree-                            (b)
           ment dated May 21, 1996 between
           Donegal Mutual Insurance Company
           and Pioneer Insurance Company.

(10)(U)    Reinsurance and Retrocession Agree-                            (b)
           ment dated May 21, 1996 between
           Donegal Mutual Insurance Company and
           Delaware American Insurance Company.

(10)(V)    Reinsurance and Retrocession Agree-                            (b)
           ment dated May 21, 1996 between
           Donegal Mutual Insurance Company and
           Southern Insurance Company of Virginia.

(13)       1997 Annual Report to Stockholders                     filed herewith
           (electronic filing contains only
           those portions incorporated by
           reference into this Form 10-K
           report).

(20)       Proxy Statement relating to the Annual                 filed herewith
           Meeting of Stockholders to be held on
           April 16, 1998, provided, however, that
           the Compensation Committee Report and the Performance Graph shall not be deemed filed as part of this Form 10-K Report

(21)       Subsidiaries of Registrant                             filed herewith

(23)       Consent of Independent Auditors                        filed herewith

(27)       Financial Data Schedule                                filed herewith

------------

(a) Such exhibit is hereby incorporated by reference to the like-described exhibits in Registrant's Form S-1 Registration Statement No. 33-8533 declared effective October 29, 1986.

(b)      Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form 10-K Report for the year ended December 31, 1996.

(c)      Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form 10-K Report for the year ended December 31, 1986.

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

(j)      Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form S-2 Registration Statement No. 333-06787 declared effective August 1, 1996.

                       DONEGAL GROUP INC. AND SUBSIDIARIES

                       SCHEDULE I - SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES

                                December 31, 1997

                                                                        Amount at Which
                                                          Fair           Shown in the
                                         Cost             Value          Balance Sheet
                                     ------------      ------------     ---------------
Fixed Maturities:
 Held to maturity:
   United States government
   and governmental agencies
   and authorities including
   obligations of states and
   political subdivisions .....      $ 99,071,055      $102,267,924        $ 99,071,055
   All other corporate bonds ..         7,249,829         7,570,500           7,249,829
   Mortgage-backed securities .        10,925,321        11,044,462          10,925,321
                                     ------------      ------------        ------------
   Total fixed maturities
    held to maturity ..........       117,246,205       120,882,886         117,246,205
                                     ------------      ------------        ------------
 Available for sale:
   United States government
   and governmental agencies
   and authorities including
   obligations of states and
   political subdivisions .....        52,175,532        52,958,751          52,958,751
   All other corporate bonds ..         3,247,602         3,252,500           3,252,500
   Mortgage-backed securities .         1,499,208         1,520,000           1,520,000
                                     ------------      ------------        ------------
   Total fixed maturities
    available for sale ........        56,922,342        57,731,251          57,731,251
                                     ------------      ------------        ------------
   Total fixed maturities .....       174,168,547       178,614,137         174,977,456
                                     ------------      ------------        ------------
Equity Securities:
   Preferred stocks
    Public utilities ..........           250,000           255,000             255,000
   Banks ......................         1,112,500         1,148,191           1,148,191
   Industrial and
    miscellaneous .............           987,500         1,064,128           1,064,128
                                     ------------      ------------        ------------
   Total preferred stocks .....         2,350,000         2,467,319           2,467,319
                                     ------------      ------------        ------------
 Common stocks
  Banks and insurance companies           858,276         1,334,430           1,334,430
   Industrial and
    miscellaneous .............         3,342,744         3,472,813           3,472,813
                                     ------------      ------------        ------------
   Total common stocks ........         4,201,020         4,807,243           4,807,243
                                     ------------      ------------        ------------
   Total equity securities ....         6,551,020         7,274,562           7,274,562
                                     ------------      ------------        ------------
Short-term investments ........        22,712,787        22,712,787          22,712,787
                                     ------------      ------------        ------------
   Total investments ..........       203,432,354       208,601,486         204,964,805
                                     ============      ============        ============

                       DONEGAL GROUP INC. AND SUBSIDIARIES

         SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

                            Condensed Balance Sheets
                                ($ in thousands)
                           December 31, 1997 and 1996

                                     ASSETS
                                                         1997            1996
                                                      ---------        --------

Investment in subsidiaries (equity method)            $  99,857        $ 88,916
Short-term investments, at cost,
  which approximates market                                   3               7
Cash                                                        730             427
Property and equipment                                    2,139           1,248
Current income taxes                                        243             158
Loan costs                                                  205             246
Other receivables                                          --                30
                                                      ---------        --------
           Total assets                               $ 103,177        $ 91,032
                                                      =========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         1997            1996*
                                                      ---------        --------

Cash dividends declared to stockholders               $     604        $    493
Accounts payable and accrued expenses                       208             174
Deferred income taxes                                       268             266
Line of credit                                           10,500           8,500
                                                      ---------        --------
           Total liabilities                             11,580           9,433

Stockholders' equity
    Preferred stock, $1.00 par value,
        authorized 1,000,000 shares,
        none issued
    Common stock, $1.00 par value,
        authorized 10,000,000 shares,
        issued 6,122,431 and 4,540,569
        shares and outstanding 6,030,715
        and 4,471,782 shares                              6,123           4,540
  Additional paid-in capital                             38,932          37,863
  Net unrealized gains
        on investments                                    1,012             423
  Retained earnings, including equity
      in undistributed net income of
      subsidiaries ($56,082 and $45,730)                 46,422          39,665
  Treasury stock at cost                                   (892)           (892)
                                                      ---------        --------
Total stockholders' equity                               91,597          81,599
                                                      ---------        --------
Total liabilities and
    stockholders' equity                              $ 103,177        $ 91,032
                                                      =========        ========

*RESTATED

                       DONEGAL GROUP INC. AND SUBSIDIARIES

         SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

                         Condensed Statements of Income
                                ($ in thousands)

                  Years ended December 31, 1997, 1996 and 1995

                                              1997           1996*        1995*
                                            -------        --------      ------
        Revenues

            Dividends-subsidiary            $   950        $    0        $  900
            Lease income                        643           541           491
            Investment income                    15            31            13
                                            -------        ------        ------
                Total revenues                1,608           572         1,404

        Expenses

          Operating expenses                    643           548           411
          Interest                            1,022           416             4
                                            -------        ------        ------
              Total expenses                  1,665           964           415
                                            -------        ------        ------

        Income (loss) before income
          tax benefit and equity in
          undistributed net income
          of subsidiaries                       (57)         (392)          989

        Income tax (benefit)                   (346)         (533)         (298)
                                            -------        ------        ------

        Income before equity in
          undistributed net
          income of subsidiaries                289           141         1,287

        Equity in undistributed net
          income of subsidiaries             10,352         8,417         8,273
                                            -------        ------        ------

        Net income                          $10,641        $8,558        $9,560
                                            =======        ======        ======

*RESTATED

                       DONEGAL GROUP INC. AND SUBSIDIARIES

              SCHEDULE II - CONDENSED INFORMATION OF PARENT COMPANY

                       Condensed Statements of Cash Flows
                                ($ in thousands)
                  Years ended December 31, 1997, 1996 and 1995

                                                   1997          1996*        1995*
                                                --------       --------      -------
Cash flows from operating activities:
    Net income                                  $ 10,641       $ 8,558       $ 9,560
                                                --------       -------       -------
    Adjustments to reconcile net
    income to net cash provided by
    operating activities:
        Equity in undistributed net
           income of subsidiaries                (10,352)       (8,417)       (8,273)
        Change in accounts
           payable and accrued expenses               34          (143)          225
        Depreciation and amortization                401           309           264
        Change in deferred income tax                  2            16            15
        Change in current
           income tax receivable                     (85)          183          (332)
        Change in other receivables                   30             8          (284)
                                                --------       -------       -------
        Net adjustments                           (9,970)       (8,044)       (8,385)
                                                --------       -------       -------
    Net cash provided by
        operating activities                         671           514         1,175
                                                --------       -------       -------

Cash flows from investing activities:
    Net sales (purchases) of short-term
        investments                                    4         1,110          (744)
    Net purchase of property and equipment        (1,251)         (203)         (279)
    Capital contribution to subsidiaries                        (5,000)
    Acquisition of Delaware Atlantic                --            (202)       (5,300)
                                                --------       -------       -------
    Net cash provided by (used in)
     investing activities                         (1,247)       (4,295)       (6,323)
                                                --------       -------       -------

Cash flows from financing activities:
    Cash dividends paid                           (2,252)       (1,879)       (1,622)
    Issuance of common stock                       1,131         2,512         1,723

    Purchase of treasury stock                      --             (72)         --
    Line of credit, net                            2,000         3,500         5,000
                                                --------       -------       -------
    Net cash provided by (used in)
        financing activities                         879         4,061        (5,101)
                                                --------       -------       -------

Net change in cash                                   303           280           (47)
        Cash beginning                               427           147           194
                                                --------       -------       -------
        Cash ending                             $    730       $   427       $   147
                                                ========       =======       =======

*RESTATED

                       DONEGAL GROUP INC. AND SUBSIDIARIES

               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

                                                                               Amortization
                                                                  Net          of Deferred
                                Net              Net            Losses           Policy            Other              Net
                              Earned         Investment        and Loss        Acquisition      Underwriting        Premiums
     Segment                 Premiums          Income          Expenses           Costs           Expenses          Written
     -------               ------------      -----------      -----------      -----------      ------------      ------------
   Year Ended
December 31, 1997
-----------------
Property and casualty      $107,302,168      $11,492,012      $67,656,518      $18,696,000      $ 17,058,668      $107,604,989

Parent                               --           15,265               --               --                --                --
                           ------------      -----------      -----------      -----------      ------------      ------------
                           $107,302,168      $11,507,277      $67,656,518      $18,696,000      $ 17,058,668      $107,604,989
                           ============      ===========      ===========      ===========      ============      ============
   Year Ended
December 31, 1996
-----------------
Property and casualty      $104,527,038      $10,768,518      $70,420,924      $17,032,000      $ 15,876,797      $109,169,176

Parent                               --           30,851               --               --                --                --
                           ------------      -----------      -----------      -----------      ------------      ------------
                           $104,527,038      $10,799,369      $70,420,924      $17,032,000      $ 15,876,797      $109,169,176
                           ============      ===========      ===========      ===========      ============      ============
   Year Ended
December 31, 1995
-----------------
Property and casualty      $ 89,522,203      $ 9,700,820      $58,069,695      $14,412,000      $ 14,702,852      $ 95,784,490

Parent                               --           12,924               --               --                --                --
                           ------------      -----------      -----------      -----------      ------------      ------------
                           $ 89,522,203      $ 9,713,744      $58,069,695      $14,412,000      $ 14,702,852      $ 95,784,490
                           ============      ===========      ===========      ===========      ============      ============

                       DONEGAL GROUP INC. AND SUBSIDIARIES

               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

                                                                         At December 31,
                                          -------------------------------------------------------------------------------
                                           Deferred             Liability                                    Other Policy
                                            Policy              for Losses                                    Claims and
                                          Acquisition            and Loss             Unearned                Benefits
      Segment                                Costs               Expenses             Premiums                 Payable
      ------                              -----------          ------------          -----------             ------------
       1997
       ----
Property and casualty                      $8,448,060          $118,112,390          $71,367,691                $  --

       1996
       ----
Property and casualty                      $7,837,899          $114,621,961          $70,555,906                $  --

                       DONEGAL GROUP INC. AND SUBSIDIARIES

                            SCHEDULE IV - REINSURANCE

                                                    Ceded              Assumed                          Percentage
                                  Gross           To Other            From Other            Net          Assumed
                                  Amount          Companies           Companies            Amount         to Net
                               -----------       -----------         ------------       ------------    ----------
   Year Ended
December 31, 1997
-----------------
Property and
 casualty premiums             $51,753,477       $51,753,477         $107,302,168       $107,302,168       100%
                               ===========       ===========         ============       ============       ===
   Year Ended
December 31, 1996
-----------------
Property and
 casualty premiums             $49,802,516       $41,185,853         $ 95,910,375       $104,527,038        92%
                               ===========       ===========         ============       ============       ===
   Year Ended
December 31, 1995
-----------------
Property and
 casualty premiums             $44,243,538       $29,546,138         $ 74,824,803        $89,522,203        84%
                               ===========       ===========         ============        ===========       ===

                       DONEGAL GROUP INC. AND SUBSIDIARIES

                SCHEDULE VI - SUPPLEMENTARY INSURANCE INFORMATION
                  CONCERNING PROPERTY AND CASUALTY SUBSIDIARIES

                                                                           Discount,
                                 Deferred             Liability             if any,
                                  Policy              for Losses            Deducted
                                Acquisition            and Loss               From             Unearned
                                   Costs               Expenses             Reserves           Premiums
                                ----------           ------------          ---------         -----------
At December 31,
---------------
     1997                       $8,448,060           $118,112,390            $   --          $71,367,691
                                ==========           ============            ======          ===========

     1996                       $7,837,899           $114,621,961            $   --          $70,555,906
                                ==========           ============            ======          ===========

                       DONEGAL GROUP INC. AND SUBSIDIARIES

                SCHEDULE VI - SUPPLEMENTARY INSURANCE INFORMATION
                  CONCERNING PROPERTY AND CASUALTY SUBSIDIARIES

                                                            Losses and Loss
                                                           Expenses Related to        Amortization
                                                       --------------------------      of Deferred           Net
                          Net                              (1)            (2)            Policy          Paid Losses       Net
                         Earned        Investment        Current         Prior         Acquisition         and Loss      Premiums
                        Premiums         Income            Year          Years            Costs            Expenses      Written
                      ------------     -----------     -----------    -----------     ------------       -----------   ------------
  Year Ended
December 31, 1997     $107,302,168     $11,492,012     $69,040,518    $(1,384,000)     $18,696,000       $65,610,249   $107,604,989
                      ============     ===========     ===========    ===========      ===========       ===========   ============

  Year Ended
December 31, 1996     $104,527,038     $10,768,518     $73,211,924    $(2,791,000)     $17,032,000       $66,148,749   $109,169,176
                      ============     ===========     ===========    ===========      ===========       ===========   ============

   Year Ended
December 31, 1995     $ 89,522,203     $ 9,700,820     $61,162,695    $(3,093,000)     $14,412,000       $50,231,653    $95,784,490
                      ============     ===========     ===========    ===========      ===========       ===========    ===========

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            DONEGAL GROUP INC.


Date: March 30, 1998                        By: /s/ Donald H. Nikolaus
                                                -----------------------------
                                                Donald H. Nikolaus, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

       Signature                             Title                                  Date
       ---------                             -----                                  ----
/s/ Donald H. Nikolaus                President and a Director
-----------------------------         (principal executive officer)             March 30, 1998
Donald H. Nikolaus


/s/ Ralph G. Spontak                  Senior Vice President and                 March 30, 1998
-----------------------------         Secretary (principal financial
Ralph G. Spontak                      and accounting officer)


/s/ Robert S. Bolinger                Director                                  March 30, 1998
-----------------------------
Robert S. Bolinger


                                      Director                                  March   , 1998
-----------------------------
Thomas J. Finley


/s/ Patricia A. Gilmartin             Director                                  March 30, 1998
-----------------------------
Patricia A. Gilmartin


/s/ Philip H. Glatfelter, II          Director                                  March 30, 1998
-----------------------------
Philip H. Glatfelter, II


/s/ C. Edwin Ireland                  Director                                  March 30, 1998
-----------------------------
C. Edwin Ireland


-----------------------------         Director                                  March   , 1998
R. Richard Sherbahn

                                  EXHIBIT INDEX
                    (Pursuant to Item 601 of Regulation S-K)



Exhibit No.            Description of Exhibits                        Reference
-----------            -----------------------                        ---------

(3)(i)            Certificate of Incorporation of                         (a)
                  Registrant

(3)(ii)           Amended and Restated By-laws of                         (b)
                  Registrant

(4)               Form of Registrant's Common Stock                       (a)
                  Certificate

Management Contracts and Compensatory Plans or Arrangements

(10)(A)           Donegal Mutual Insurance Company                        (a)
                  Money Purchase Pension Plan and
                  Trust dated March 12, 1985

(10)(B)           Donegal Mutual Insurance Company                        (a)
                  Profit Sharing Plan and Trust
                  dated March 12, 1985

(10)(C)           Donegal Group Inc. Key Executive                        (c)
                  Incentive Bonus Plan dated
                  September 29, 1986

(10)(D)           Donegal Group Inc. Employee Stock                       (c)
                  Purchase Plan, as amended

(10)(E)           Donegal Group Inc. Equity Incentive                     (c)
                  Plan, as amended

(10)(F)           Donegal Group Inc. Agency                               (j)
                  Stock Purchase Plan

(10)(G)           Donegal Group Inc. Amended and                          (b)
                  Restated 1996 Equity Incentive
                  Plan

(10)(H)           Donegal Group Inc. Amended and                  filed herewith
                  Restated 1996 Equity Incentive
                  Plan for Directors

(10)(I)           Donegal Group Inc. Executive                            (b)
                  Restoration Plan

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

(10)(L)           Proportional Reinsurance Agreement                      (a)
                  dated September 29, 1986 between
                  Donegal Mutual Insurance Company
                  and Atlantic States Insurance Company

(10)(M)           Amendment dated October 1, 1988 to                      (d)
                  Proportional Reinsurance Agreement
                  between Donegal Mutual Insurance Company and Atlantic States Insurance Company

(10)(N)           Multi-Line Excess of Loss Reinsurance                   (f)
                  Agreement effective January 1, 1993
                  between Donegal Mutual Insurance Company, Southern Insurance Company of Virginia, Atlantic States
                  Insurance Company and Pioneer Mutual Insurance
                  Company, and Christiana General Insurance
                  Corporation of New York, Cologne Reinsurance
                  Company of America, Continental Casualty Company,
                  Employers Reinsurance Corporation and Munich
                  American Reinsurance Company

(10)(O)           Amendment dated July 16, 1992 to Propor-                (e)
                  tional Reinsurance Agreement between
                  Donegal Mutual Insurance Company and
                  Atlantic States Insurance Company

(10)(P)           Amendment dated as of December 21, 1995                 (g)
                  to Proportional Reinsurance Agreement
                  between Donegal Mutual Insurance Company and Atlantic States Insurance Company

(10)(Q)           Credit Agreement dated as of December 29,               (g)
                  1995 between Donegal Group Inc. and Fleet
                  National Bank of Connecticut

(10)(R)           Stock Purchase Agreement dated as of                    (g)
                  December 21, 1995 between Donegal Mutual
                  Insurance Company and Donegal Group Inc.

(10)(S)           Donegal Group Inc. 1996 Employee Stock                  (h)
                  Purchase Plan.

(10)(T)           Reinsurance and Retrocession                            (b)
                  Agreement dated May 21, 1996 between
                  Donegal Mutual Insurance Company
                  and Pioneer Insurance Company.

(10)(U)           Reinsurance and Retrocession Agree-                     (b)
                  ment dated May 21, 1996 between
                  Donegal Mutual Insurance Company and
                  Delaware American Insurance Company.

(10)(V)           Reinsurance and Retrocession Agree-                     (b)
                  ment dated May 21, 1996 between
                  Donegal Mutual Insurance Company and
                  Southern Insurance Company of Virginia.

(13)              1997 Annual Report to Stockholders              filed herewith
                  (electronic filing contains only
                  those portions incorporated by
                  reference into this Form 10-K
                  report).

(20)              Proxy Statement relating to the Annual          filed herewith
                  Meeting of Stockholders to be held on
                  April 16, 1998, provided, however, that
                  the Compensation Committee Report and the Performance Graph shall not be deemed filed as part of this Form 10-K Report

(21)              Subsidiaries of Registrant                      filed herewith

(23)              Consent of Independent Auditors                 filed herewith

(27)              Financial Data Schedule                         filed herewith

------------------

(a)      Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form S-1 Registration Statement No. 33-8533 declared effective October 29, 1986.

(b)      Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form 10-K Report for the year ended December 31, 1996.

(c) Such exhibit is hereby incorporated by reference to the like-described exhibits in Registrant's Form 10-K Report for the year ended December 31, 1986.

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

(j)      Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form S-2 Registration Statement No. 333-06787 declared effective August 1, 1996.