Form 10-Q
period 1998-03-31
DONEGAL GROUP INC
filed 1998-05-15
CIK 800457

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[x] Quarterly Report Pursuant to Section 13 of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1998

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

--------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x . No.__ .
                                              -
                Applicable Only to Issuers Involved in Bankruptcy
                  Proceedings During the Preceding Five Years:

     Indicate by check mark whether the registrant has filed all documents and reports required by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes __ . No __ .

                      Applicable Only to Corporate Issuers:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,072,043 shares of Common Stock, $1.00 par value, outstanding on April 30, 1998.

                          Part I. Financial Information

Item 1.  Financial Statements.

                       Donegal Group Inc. And Subsidiaries
                           Consolidated Balance Sheet

Assets                                                            March 31, 1998              December 31, 1997
                                                                  --------------              -----------------
Investments                                                          (Unaudited)
    Fixed maturities
       Held to maturity, at amortized cost                         $114,129,543                   $117,246,205
       Available for sale, at market value                           62,709,150                     57,731,251
    Equity securities, available for sale at market                  12,009,052                      7,274,562
    Short-term investments, at cost, which
       approximate market                                            12,105,067                     22,712,787
                                                                   ------------                   ------------
          Total Investments                                         200,952,812                    204,964,805
Cash                                                                  2,233,830                      3,413,315
Accrued investment income                                             2,542,803                      2,741,207
Premiums receivable                                                  11,945,251                     11,244,628
Reinsurance receivable                                               41,750,593                     40,953,032
Deferred policy acquisition costs                                     8,645,012                      8,448,060
Federal income tax receivable                                           ---                             56,454
Deferred federal income taxes                                         3,059,607                      3,302,043
Prepaid reinsurance premiums                                         24,380,777                     22,882,283
Property and equipment, net                                           5,096,485                      4,938,524
Accounts receivable - securities                                      1,684,799                        456,493
Due from affiliate                                                      ---                            141,313
Other                                                                 1,038,751                        562,348
                                                                   ------------                   ------------
          Total Assets                                             $303,330,720                   $304,104,505
                                                                   ============                   ============

Liabilities and Stockholders' Equity
------------------------------------

Liabilities

    Losses and loss expenses                                       $119,121,004                   $118,112,390
    Unearned premiums                                                73,273,422                     71,367,691
    Accrued expenses                                                  2,336,400                      3,214,767
    Reinsurance balances payable                                        659,639                        735,009
    Federal income tax payable                                        1,155,544                        ---
    Cash dividend declared to stockholders                              ---                            604,054
    Line of credit                                                    5,000,000                     10,500,000
    Accounts payable - securities                                       ---                          2,499,059
    Other                                                               686,036                        283,098
    Due to affiliate - Pioneer acquisition                            5,191,774                      5,191,774
                     - Other                                            163,595                        ---
                                                                   ------------                   ------------
          Total Liabilities                                         207,587,414                    212,507,842
                                                                   ------------                   ------------
Stockholders' Equity

    Preferred stock, $1.00 par value, authorized
       1,000,000 shares; none issued
    Common stock, $1.00 par value, authorized 10,000,000 shares, issued 6,149,448 and 6,122,431 shares and outstanding
       6,057,732 and 6,030,715 shares                                 6,149,448                      6,122,431
    Additional paid-in capital                                       39,432,923                     38,932,117
    Accumulated other comprehensive income                            1,313,583                      1,011,417
    Retained earnings                                                49,739,108                     46,422,454
    Treasury stock                                                     (891,756)                      (891,756)
                                                                   ------------                   ------------
          Total Stockholders' Equity                                 95,743,306                     91,596,663
                                                                   ------------                   ------------
          Total Liabilities and
              Stockholders' Equity                                 $303,330,720                   $304,104,505
                                                                   ============                   ============



          See accompanying notes to consolidated financial statements.

                       Donegal Group Inc. and Subsidiaries
                        Consolidated Statement of Income
                                   (Unaudited)

               For the three months ended March 31, 1998 and 1997


                                                                        Three Months Ended March 31,
                                                                      1998                          1997
                                                                      ----                          ----

Revenues:

    Premiums earned                                                 $40,478,779                    $39,041,184
    Premiums ceded                                                   13,274,235                     12,636,851
                                                                    -----------                    -----------
       Net premiums earned                                           27,204,544                     26,404,333
    Investment income, net of investment
       expenses                                                       2,845,267                      2,844,983
    Realized gain                                                       311,793                         37,827
    Lease income                                                        183,064                        142,452
    Service charge income                                               351,476                        393,776
                                                                    -----------                    -----------
       Total Revenues                                                30,896,144                     29,823,371
                                                                    -----------                    -----------

Expenses:

    Losses and loss expenses                                         24,926,996                     23,907,647
    Reinsurance recoveries                                            9,125,091                      6,995,104
                                                                    -----------                    -----------
       Net losses and loss expenses                                  15,801,905                     16,912,543
    Amortization of deferred policy
       acquisition costs                                              4,700,000                      4,479,000
    Other underwriting expenses                                       4,696,951                      4,112,816
    Policy dividends                                                    477,858                        433,699
    Interest                                                            183,059                        164,987
    Other expenses                                                      421,809                        397,465
                                                                    -----------                    -----------
       Total Expenses                                                26,281,582                     26,500,510
                                                                    -----------                    -----------

    Income before income taxes                                        4,614,562                      3,322,861
Income taxes                                                          1,297,909                        760,428
                                                                    -----------                    -----------
    Net income                                                       $3,316,653                    $ 2,562,433
                                                                    ===========                    ===========

Earnings per common share

    Basic                                                                  $.54                           $.43
                                                                           ====                           ====
    Diluted                                                                $.53                           $.43
                                                                           ====                           ====

                        Statement of Comprehensive Income
                                   (Unaudited)

                                                                           Three Months Ended March 31,
                                                                      1998                             1997
                                                                      ----                             ----

Net Income                                                        $ 3,316,653                      $ 2,562,433
                                                                  -----------                      -----------
Other comprehensive income (loss), net of tax
    Unrealized gains (losses) on securities:
       Unrealized holding gain arising
          during the period                                           343,502                         (634,594)
       Less: Reclassification adustment for
          gains (losses) included in
          Net income                                                  (41,336)                          (3,590)
                                                                  -----------                      -----------
Other comprehensive income (loss)                                     302,166                         (638,184)
                                                                  -----------                      -----------
Comprehensive income                                              $ 3,618,819                      $ 1,924,249
                                                                  ===========                      ===========


          See accompanying notes to consolidated financial statements.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                    -----------------------------------------

                                    Common Stock
                               ----------------------                        Accumulated                                  Total
                                                            Additional       Other Com-                                   Stock-
                                                             Paid-In         prehensive       Retained       Treasury     holders'
                               Shares          Amount        Capital           Income         Earnings        Stock        Equity
                               ------          ------        -------           ------         --------        -----        ------

Balance,
  December 31, 1997          6,122,431       $6,122,431    $38,932,117       $1,011,417     $46,422,454     $(891,756)   $91,596,663

Issuance of
  Common Stock                  27,017           27,017        500,806                                                       527,823

Net Income                                                                                    3,316,654                    3,316,654

Other Comprehensive
  Income                                                                        302,166                                      302,166
                             ---------       ----------    -----------       ----------     -----------     ---------    -----------
Balance,
  March 31, 1998             6,149,448       $6,149,448    $39,432,923       $1,313,583     $49,739,108     $(891,756)   $95,743,306
                             =========       ==========    ===========       ==========     ===========     =========    ===========




                 See accompanying notes to financial statements.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

               For the three months ended March 31, 1998 and 1997

                                                                                                 Three months ended March 31,
                                                                                                1998                       1997
                                                                                                ----                       ----
Cash Flows from Operating Activities:

    Net income                                                                               $  3,316,653              $  2,562,433
                                                                                             ------------              ------------
    Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization                                                              114,373                    78,089
       Realized investment gain                                                                  (311,793)                  (37,827)
    Changes in Assets and Liabilities:
       Losses and loss expenses                                                                 1,008,614                  (466,011)
       Unearned premiums                                                                        1,905,731                  (357,273)
       Premiums receivable                                                                       (700,623)                 (123,821)
       Deferred acquisition costs                                                                (196,952)                  177,205
       Deferred income taxes                                                                       86,774                  (108,989)
       Reinsurance receivable                                                                    (797,561)                1,729,008
       Prepaid reinsurance premiums                                                            (1,498,494)                 (537,452)
       Accrued investment income                                                                  198,404                    59,831
       Due from affiliate                                                                         141,313                 1,117,987
       Accounts payable reinsurance                                                               (75,370)                   39,219
       Current income taxes payable                                                             1,212,008                  (144,575)
       Other, net                                                                                (788,247)                 (239,211)
                                                                                             ------------              ------------
Net adjustments                                                                                   298,177                 1,186,180
                                                                                             ------------              ------------
       Net cash provided by operating activities                                                3,614,830                 3,748,613
                                                                                             ------------              ------------
Cash flows from investing activities:
    Purchase of fixed maturities
       Held to maturity                                                                        (5,391,567)               (8,732,818)
       Available for sale                                                                     (11,341,414)               (7,473,721)
    Purchase of equity securities, available for sale                                          (7,459,192)               (1,908,722)
    Maturity of fixed maturities
       Held to maturity                                                                         8,520,875                 2,042,049
       Available for sale                                                                       3,200,000                 2,250,000
    Sale of fixed maturities - available for sale                                                 535,765                 4,010,313
    Sale of equity securities, available for sale                                               2,394,367                   460,763
    Purchase of property and equipment                                                           (284,638)                 (582,042)
    Net sales of short-term investments                                                        10,607,720                 5,897,305
                                                                                             ------------              ------------
       Net cash used in investing activities                                                      781,916                (4,036,873)
                                                                                             ------------              ------------
Cash flows from financing activities:
    Cash dividends paid                                                                          (604,054)                 (492,619)
    Issuance of common stock                                                                      527,823                   121,006
    Line of credit, net                                                                        (5,500,000)                     --
                                                                                             ------------              ------------
    Net cash provided by (used in)
       financing activities                                                                    (5,576,231)                 (371,613)
                                                                                             ------------              ------------

Net decrease in cash                                                                           (1,179,485)                 (659,873)
Cash at beginning of year                                                                       3,413,315                 3,700,163
                                                                                             ------------              ------------
Cash at end of quarter                                                                       $  2,233,830              $  3,040,290
                                                                                             ============              ============

Cash paid during period - Interest                                                           $      2,711              $    164,975
                        - Income taxes                                                       $    112,045              $    724,842



          See accompanying notes to consolidated financial statements.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Overview

        Donegal Group Inc. ("DGI" or the "Company") is a regional insurance holding company doing business in Pennsylvania, Maryland, Delaware, Virginia and Ohio through its four wholly owned property-casualty insurance subsidiaries, Atlantic States Insurance Company ("Atlantic"), Southern Insurance Company of Virginia ("Southern"), Pioneer Insurance Company ("Pioneer") and Delaware Atlantic Insurance Company ("Delaware"). The Company's major lines of business in 1997 and their percentage of total net earned premiums were Automobile Liability (27.8%), Workers' Compensation (15.9%), Automobile Physical Damage (17.1%), Homeowners (17.6%), and Commercial Multiple Peril (15.6%). The subsidiaries are subject to regulation by Insurance Departments in those states in which they operate and undergo periodic examination by those departments. The subsidiaries are also subject to competition from other insurance carriers in their operating areas. DGI was formed in September 1986 by Donegal Mutual Insurance Company (the "Mutual Company"), which owns 58% of the outstanding common shares of the Company as of March 31, 1998.

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

        In addition to the Company's insurance subsidiaries, it also owns all of the outstanding stock of Atlantic Insurance Services, Inc. ("AIS"), an insurance services organization currently providing inspection and policy auditing information on a fee for service basis to its affiliates and the insurance industry.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                                   (Unaudited)
               Summary Notes to Consolidated Financial Statements

1 - Organization

        The Company was organized as a regional insurance holding company by Donegal Mutual Insurance Company (the "Mutual Company") on August 26, 1986 and operates in Pennsylvania, Maryland, Delaware, Virginia and Ohio through its wholly owned stock insurance companies, Atlantic States Insurance Company ("Atlantic States"), Southern Insurance Company of Virginia ("Southern"), Delaware Atlantic Insurance Company ("Delaware"), Pioneer Insurance Company ("Pioneer") and Atlantic Insurance Services, Inc. ("AIS"). The Company's major lines of business are Automobile Liability, Automobile Physical Damage, Homeowners, Commercial Multiple Peril and Workers' Compensation. Atlantic, Southern and Delaware are subject to regulation by Insurance Departments in those states in which they operate and undergo periodic examination by those departments. They are also subject to competition from other insurance carriers in their operating areas. Atlantic States engages in the insurance business primarily through an intercompany pooling arrangement with the Mutual Company. Southern was acquired by the Company on December 31, 1988 pursuant to a plan of conversion from a mutual to a stock company and cedes 50% of its business to the Mutual Company, 80% prior to 1991. On December 29, 1995, the Company acquired all of the outstanding stock of Delaware. This transaction was accounted for as if it were a "Pooling of Interest," and as such, the Company's financial statements have been restated to include Delaware as a consolidated subsidiary from January 1, 1994 to the present. On March 31, 1997, the Company acquired all of the outstanding stock of Pioneer. This transaction was accounted for as if it were a "Pooling of Interest", and as such the Company's financial statements have been restated to include Pioneer as a consolidated subsidiary from January 1, 1994 to the present. At March 31, 1998 the Mutual Company held 58% of the outstanding common stock of the Company.

2 - Basis of Presentation

        The financial information for the interim period included herein is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management of Registrant, are necessary to a fair presentation of Registrant's financial position, results of operations and changes in financial position for the interim period included herein. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of results of operations to be expected for the twelve months ended December 31, 1998.

        These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

Results of Operations - Three Months Ended March 31, 1998
to Three Months Ended March 31, 1997

     Revenues for the three months ended March 31, 1998 were $30,896,144 an increase of $1,072,773 or 3.6%, over the same period of 1997. An increase in net premiums earned of $800,211 or 3.0%, represented most of this change. Investment income for the first quarter of 1998 was $2,845,267, an increase of $284 over the first quarter of 1997. An increase in the average invested assets of $10,034,140 or 5.2%, to $202,958,808 and a decrease in the average return on investments to an annualized rate of 5.6% for the first quarter of 1998 compared to 5.9% for the first quarter of 1997, accounted for the change. Realized investment gains, which resulted from the normal turnover of the Company's investment portfolio, increased $273,966 for the three months ended March 31, 1998 compared to the same period in 1997, to $311,793.

     The GAAP combined ratio of insurance operations in the first quarter of 1998 was 94.4% compared to 98.2% for the same period in 1997. The GAAP combined ratio is the sum of the ratios of incurred losses and loss adjusting expenses to premiums earned (loss ratio), policyholders dividends to premiums earned (dividend ratio), and underwriting expenses to premiums earned (expense ratio). The Company posted a loss ratio of 58.1% for the first quarter 1998 compared to the 64.1% loss ratio it posted for the first quarter 1997. The expense ratio increased from 32.5% to 34.5% for the three months ended March 31, 1998 due primarily to increases in incentive expenses for employees and agents related to the lower claims activity for the first three months of the year. The dividend ratio increased slightly from 1.6% for the first quarter of 1997 to 1.8% for the first quarter of 1998.

     Federal income taxes for the first quarter of 1998 represented 28.1% of income before income taxes, compared to 22.9% for the same period of 1997. Higher levels of underwriting profits in 1998 representing a larger portion of overall taxable income than in 1997 accounted for the increase.

Liquidity and Capital Resources

     The Company generates sufficient funds from its operations and maintains a high degree of liquidity in its investment portfolio. The primary source of funds to meet the demands of claim settlements and operating expenses are premium collections, investment earnings and maturing investments. As of March 31, 1998, the Company had no material commitment for capital expenditures.

     In investing funds made available from operations, the Company maintains securities maturities consistent with its projected cash needs for the payment of claims and expenses. The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

     As of March 31, 1998, pursuant to a credit agreement dated December 29, 1995, with Fleet National Bank of Connecticut, the Company had unsecured borrowings of $5.0 million. Per the terms of the credit agreement, the Company may borrow up to $20 million at interest rates equal to the bank's then current prime rate or the then current London interbank Eurodollar bank rate plus 1.70%. At March 31, 1998, the interest rate on the outstanding balance was 7.60625%. In addition, the Company will pay a non-use fee at a rate of 3/10 of 1% per annum on the average daily unused portion of the Bank's commitment. On each December 29, commencing December 29, 1999, the credit line will be reduced by $4 million. Any outstanding loan in excess of the remaining credit line, after such reduction, will then be payable.

     The Company's principal source of cash with which to pay stockholder dividends is dividends from Atlantic States, Southern, Pioneer and Delaware, which are required by law to maintain certain minimum surplus on a statutory basis and are subject to regulations under which payment of dividends from statutory surplus is restricted and may require prior approval of their domiciliary insurance regulatory authorities. Atlantic States, Southern, Pioneer and Delaware are subject to Risk Based Capital (RBC) requirements effective for 1994. At December 31, 1997, all four Companies' capital was substantially above the RBC requirements. At December 31, 1997, amounts available for distribution as dividends to Donegal Group without prior approval of the insurance regulatory authorities are $7,349,284 from Atlantic States, $703,688 from Southern, $542,799 from Pioneer and $1,070,463 from Delaware.

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

Impact of New Accounting Standards

Insurance Related Assessments

     In December 1997, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 97-3, Accounting by Insurance and Other Enterprises for Insurance-Related Assessments. The accounting guidance of this SOP focuses on the timing of recognition and measurement of liabilities for insurance-related assessments. The SOP is effective for fiscal years beginning after December 15, 1998. The Company believes that they are in compliance with the provisions of this SOP and no impact on the Company's financial reporting is expected.

Computer Software Development Costs

     On March 4, 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This SOP requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. This SOP also requires that costs related to the preliminary project stage and the post-implementation/operations stage in an internal-use computer software development project be expensed as incurred. SOP 98-1 is effective for financial statements issued for fiscal years beginning after December 15, 1998. The Company believes that they are in compliance with the provisions of this SOP and no material impact of the Company's financial reporting is expected.

                           Part II. Other Information

Item 1.     Legal Proceedings

            None.

Item 2.     Changes in Securities

            Amendment of Certificate of Incorporation
            Exhibit 3(i)

Item 3.     Defaults upon Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Security Holders

            Annual Stockholders meeting held April 16, 1998
              Directors elected at meeting

                    Thomas J. Finley, Jr.
                         Votes for             5,241,462
                         Votes withheld          150,417

                    R. Richard Sherbahn
                         Votes for             5,242,226
                         Votes withheld          149,653

              Directors Continuing
                    Robert S. Bolinger
                    Patricia A. Gilmartin
                    Philip H. Glatfelter
                    C. Edwin Ireland
                    Donald H. Nikolaus

            Authorized Shares of Common Stock
              Increased from 10,000,000 to 15,000,000

                         Votes for             5,358,934
                         Votes against            28,348
                         Abstained                 4,597

            Amendment approved to increase Common Shares available in the 1996 Equity Incentive Plan for Directors from 119,600 shares to 200,000 shares.

                         Votes for              5,179,351
                         Votes against            195,182
                         Abstained                  4,532
                         Non-votes                 12,814

            Approve KPMG Peat Marwick LLP as Auditors for 1998.
                         Votes for              5,361,789
                         Votes against             23,933
                         Abstained                  6,157

Item 5.     Other Information

            None.

Item 6.     Exhibits and Reports on Form 8-K

            (a)   EX-27     Financial Data Schedule
            (b)   Reports on Form 8-K
                  During the quarter ended March 31, 1998 - None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Donegal Group Inc.

Date:    March 13, 1998                          By:
                                                    ----------------------------
                                                    Donald H. Nikolaus,
                                                    President and
                                                    Chief Executive Officer

Date:    March 13, 1998                          By:
                                                    ----------------------------
                                                    Ralph G. Spontak,
                                                    Corporate Secretary,
                                                    Senior Vice President and
                                                    Chief Financial Officer