Form 10-Q
period 1998-06-30
DONEGAL GROUP INC
filed 1998-08-14
CIK 800457

Securities and Exchange Commission
                     Washington, D.C. 20549
                           Form 10-Q

(Mark One)
[x]  Quarterly Report Pursuant to Section 13 of the Securities Exchange
     Act of 1934

For the Quarterly Period Ended June 30, 1998

                                or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to ___________________.

Commission File No. 0-15341
                    -------

                               Donegal Group Inc.
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                   23-2424711
      -----------------------------                    ------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)

             1195 River Road, P.O. Box 302, Marietta, PA      17547-0302
            -------------------------------------------------------------
             (Address of principal executive offices, including zip code)

                                 (717) 426-1931
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  |X|.     No ___.

                Applicable Only to Issuers Involved in Bankruptcy
                  Proceedings During the Preceding Five Years:

     Indicate by check mark whether the registrant has filed all documents and reports required by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court.  Yes ___.     No ___.

                      Applicable Only to Corporate Issuers:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,132,759 shares of Common Stock, $1.00 par value, outstanding on July 31, 1998.

                          Part I. Financial Information

Item 1. Financial Statements.

                       Donegal Group Inc. And Subsidiaries
                           Consolidated Balance Sheet

Assets                                                June 30, 1998     December 31, 1997
                                                      -------------     -----------------
Investments                                            (Unaudited)
Fixed maturities
   Held to maturity, at amortized cost                $ 113,012,794       $ 117,246,205
   Available for sale, at market value                   63,681,171          57,731,251
 Equity securities, available for sale at market         13,696,428           7,274,562
 Short-term investments, at cost, which
   approximates market                                   13,663,713          22,712,787
 Other investments, at cost, which
   approximates market                                    1,000,000                --
                                                      -------------       -------------
    Total Investments                                   205,054,106         204,964,805
Cash                                                      1,826,116           3,413,315
Accrued investment income                                 2,837,984           2,741,207
Premiums receivable                                      12,952,084          11,244,628
Reinsurance receivable                                   43,428,769          40,953,032
Deferred policy acquisition costs                         9,109,754           8,448,060
Federal income tax receivable                               459,059              56,454
Deferred federal income taxes                             3,090,040           3,302,043
Prepaid reinsurance premiums                             23,410,314          22,882,283
Property and equipment, net                               5,058,747           4,938,524
Accounts receivable - securities                               --               456,493
Due from affiliate                                          471,627             141,313
Other                                                     1,270,007             562,348
                                                      -------------       -------------
     Total Assets                                     $ 308,968,607       $ 304,104,505
                                                      =============       =============

Liabilities and Stockholders' Equity
------------------------------------

Liabilities
 Losses and loss expenses                             $ 122,566,123       $ 118,112,390
 Unearned premiums                                       74,728,962          71,367,691
 Accrued expenses                                         2,310,911           3,214,767
 Reinsurance balances payable                               664,316             735,009
 Cash dividend declared to stockholders                        --               604,054
 Line of credit                                           5,000,000          10,500,000
 Accounts payable - securities                                 --             2,499,059
 Other                                                      611,826             283,098
 Due to affiliate - Pioneer acquisition                   5,191,774           5,191,774
                                                      -------------       -------------
    Total Liabilities                                   211,073,912         212,507,842
                                                      -------------       -------------
Stockholders' Equity
 Preferred stock, $1.00 par value, authorized
   1,000,000 shares; none issued
 Common stock, $1.00 par value, authorized
   15,000,000 shares, issued 8,245,868
   and 6,122,431 shares and outstanding
   8,123,580 and 6,030,715 shares                         8,245,868           6,122,431
 Additional paid-in capital                              40,187,679          38,932,117
 Accumulated other comprehensive income                   1,455,560           1,011,417
 Retained earnings                                       48,897,344          46,422,454
 Treasury stock                                            (891,756)           (891,756)
     Total Stockholders' Equity                          97,894,695          91,596,663
                                                      -------------       -------------
     Total Liabilities and
       Stockholders' Equity                           $ 308,968,607       $ 304,104,505
                                                      =============       =============



          See accompanying notes to consolidated financial statements.

                       Donegal Group Inc. and Subsidiaries
                        Consolidated Statement of Income
                                   (Unaudited)

                For the three months ended June 30, 1998 and 1997


                                            Three Months Ended June 30,
                                           ----------------------------
                                               1998            1997
                                               ----            ----
Revenues:
 Premiums earned                           $41,260,309      $39,721,921
 Premiums ceded                             13,682,052       12,898,416
                                           -----------      -----------
   Net premiums earned                      27,578,257       26,823,505
 Investment income, net of investment
   expenses                                  2,768,139        2,881,771
 Realized gain                                  35,442           35,527
 Lease income                                  188,120          154,396
 Service charge income                         453,068          358,661
                                           -----------      -----------
   Total Revenues                           31,023,026       30,253,860
                                           -----------      -----------

Expenses:
 Losses and loss expenses                   28,433,598       25,799,082
 Reinsurance recoveries                      9,208,460        8,469,679
                                           -----------      -----------
   Net losses and loss expenses             19,225,138       17,329,403
 Amortization of deferred policy
   acquisition costs                         5,025,000        4,251,000
 Other underwriting expenses                 3,450,366        4,605,054
 Policy dividends                              342,266          308,070
 Interest                                      200,556          277,938
 Other expenses                                401,243          376,348
                                           -----------      -----------
   Total Expenses                           28,644,569       27,147,813
                                           -----------      -----------

   Income before income taxes                2,378,457        3,106,047
Income taxes                                   485,025          705,450
                                           -----------      -----------
 Net income                                $ 1,893,432      $ 2,400,597
                                           ===========      ===========

Earnings per common share
 Basic                                     $       .22      $       .30*
                                           ===========      ===========
 Diluted                                   $       .22      $       .30*
                                           ===========      ===========


               Statement of Comprehensive Income
                          (Unaudited)

                                            Three Months Ended June 30,
                                           ----------------------------
                                               1998            1997
                                               ----            ----

Net Income                                 $ 1,893,432      $ 2,400,597

Other comprehensive income, net of tax
  Unrealized gains on securities:
    Unrealized holding gain arising
      during the period                        142,285          641,902
   Less: Reclassification adustment
      for losses included in
      Net income                                  (308)          (4,307)
                                           -----------      -----------
Other comprehensive income                     141,977          637,595
                                           -----------      -----------
Comprehensive income                       $ 2,035,409      $ 3,038,192
                                           ===========      ===========
* Restated

  See accompanying notes to consolidated financial statements.

                       Donegal Group Inc. and Subsidiaries
                        Consolidated Statement of Income
                                   (Unaudited)

                 For the six months ended June 30, 1998 and 1997


                                                     Six Months Ended June 30,
                                                  ------------------------------
                                                      1998              1997
                                                      ----              ----
Revenues:
 Premiums earned                                  $81,739,088        $78,763,105
 Premiums ceded                                    26,956,287         25,535,267
                                                  -----------        -----------
   Net premiums earned                             54,782,801         53,227,838
 Investment income, net of investment
   expenses                                         5,613,406          5,726,754
 Realized gain                                        347,235             73,354
 Lease income                                         371,184            296,848
 Service charge income                                804,544            752,437
                                                  -----------        -----------
   Total Revenues                                  61,919,170         60,077,231
                                                  -----------        -----------

Expenses:
 Losses and loss expenses                          53,360,594         49,706,729
 Reinsurance recoveries                            18,333,551         15,464,783
                                                  -----------        -----------
   Net losses and loss expenses                    35,027,043         34,241,946
 Amortization of deferred policy
   acquisition costs                                9,725,000          8,730,000
 Other underwriting expenses                        8,147,317          8,717,870
 Policy dividends                                     820,124            741,769
 Interest                                             383,615            442,925
 Other expenses                                       823,052            773,813
                                                  -----------        -----------
   Total Expenses                                  54,926,151         53,648,323
                                                  -----------        -----------

   Income before income taxes                       6,993,019          6,428,908
Income taxes                                        1,782,934          1,465,878
                                                  -----------        -----------
 Net income                                       $ 5,210,085        $ 4,963,030
                                                  ===========        ===========

Earnings per common share
 Basic                                            $       .62*       $       .63
 Diluted                                          $       .62*       $       .62




                        Statement of Comprehensive Income
                                   (Unaudited)

                                                    Six Months Ended June 30,
                                                  -----------------------------
                                                      1998              1997
                                                      ----              ----

Net Income                                        $ 5,210,085       $ 4,963,030
Other comprehensive income, net of tax
  Unrealized gains (losses) on securities:
   Unrealized holding gain arising
     during the period                                486,787               128
       Less: Reclassification adustment
         for losses included in
         Net income                                   (41,644)             (717)
                                                  -----------       -----------
Other comprehensive income (loss)                     444,143              (589)
                                                  -----------       -----------
Comprehensive income                              $ 5,654,228       $ 4,962,441
                                                  ===========       ===========
-----------
* Restated

              See accompanying notes to consolidated financial statements.

                           DONEGAL GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                       (Unaudited)
                         FOR THE SIX MONTHS ENDED JUNE 30, 1998



                              Common Stock                      Accumulated                                    Total
                          --------------------    Additional     Other Com-                                    Stock-
                                                    Paid-In      prehensive      Retained       Treasury      holders'
                          Shares        Amount      Capital       Income         Earnings        Stock         Equity
                          ------        ------      -------       ------         --------        -----         ------
Balance,
  December 31, 1997      6,122,431    $6,122,431  $38,932,117   $1,011,417      $46,422,454     $(891,756)   $91,596,663


Issuance of
  Common Stock              61,970        61,970    1,255,562                                                  1,317,532


Net Income                                                                        5,210,085                    5,210,085


Other Comprehensive
  Income                                                           444,143                                       444,143


Stock Dividend           2,061,467     2,061,467                                 (2,061,467)                          --


Cash Dividend                                                                      (673,728)                    (673,728)
                         ---------    ----------  -----------   ----------      -----------     ---------    -----------

Balance,
 June 30, 1998           8,245,868    $8,245,868  $40,187,679   $1,455,560      $48,897,344     $(891,756)   $97,894,695
                         =========    ==========  ===========   ==========      ===========     =========    ===========




                    See accompanying notes to consolidated financial statements.

                  DONEGAL GROUP INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)
            For the six months ended June 30, 1998 and 1997

                                                               Six months ended June 30,
                                                            -------------------------------
                                                               1998                1997
                                                               ----                ----
Cash Flows from Operating Activities:
   Net income                                               $  5,210,085       $  4,963,030
                                                            ------------       ------------
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                               217,046            178,538
     Realized investment gain                                   (347,235)           (73,354)
   Changes in Assets and Liabilities:
     Losses and loss expenses                                  4,453,733            267,228
     Unearned premiums                                         3,361,271            563,176
     Premiums receivable                                      (1,707,456)           (15,611)
     Deferred policy acquisition costs                          (661,694)           (72,796)
     Deferred federal income taxes                               (16,798)          (110,876)
     Reinsurance receivable                                   (2,475,737)         2,467,980
     Prepaid reinsurance premiums                               (528,031)          (515,112)
     Accrued investment income                                   (96,777)          (151,078)
     Due from affiliate                                         (330,314)           967,333
     Reinsurance balances payable                                (70,693)           (50,622)
     Federal income taxes receivable                            (402,605)          (795,418)
     Other, net                                               (1,282,787)        (1,697,586)
                                                            ------------       ------------
Net adjustments                                                  111,923            961,802
                                                            ------------       ------------
     Net cash provided by operating activities                 5,322,008          5,924,832
                                                            ------------       ------------
Cash flows from investing activities:
     Purchase of fixed maturities
        Held to maturity                                      (9,004,828)       (13,087,963)
        Available for sale                                   (14,234,581)       (10,183,672)
     Purchase of equity securities, available for sale       (10,878,128)        (3,015,732)
     Maturity of fixed maturities
        Held to maturity                                      13,307,736          4,484,420
        Available for sale                                     5,248,065          3,594,999
     Sale of fixed maturities - available for sale               535,765          4,010,313
     Sale of equity securities, available for sale             5,893,013          1,538,232
     Purchase of other investments                            (1,000,000)              --
     Purchase of property and equipment                         (365,073)          (988,680)
     Net sales of short-term investments                       9,049,074          6,507,482
                                                            ------------       ------------
        Net cash used in investing activities                 (1,448,957)        (7,140,601)
                                                            ------------       ------------
Cash flows from financing activities:
     Cash dividends paid                                      (1,277,782)        (1,047,079)
     Issuance of common stock                                  1,317,532            398,077
     Line of credit, net                                      (5,500,000)              --
                                                            ------------       ------------
     Net cash provided by (used in)
        financing activities                                  (5,460,250)          (649,002)
                                                            ------------       ------------

Net decrease in cash                                          (1,587,199)        (1,864,771)
Cash at beginning of year                                      3,413,315          3,700,163
                                                            ------------       ------------
Cash at end of quarter                                      $  1,826,116       $  1,835,392
                                                            ============       ============

Cash paid during period  - Interest                         $     58,143       $    334,014
                         - Income taxes                     $  2,202,337       $    559,584



      See accompanying notes to consolidated financial statements.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                                   (Unaudited)
               Summary Notes to Consolidated Financial Statements

1 - Organization

     The Company was organized as a regional insurance holding company by Donegal Mutual Insurance Company (the "Mutual Company") on August 26, 1986 and operates in Pennsylvania, Maryland, Delaware, Virginia and Ohio through its wholly owned stock insurance companies, Atlantic States Insurance Company ("Atlantic States"), Southern Insurance Company of Virginia ("Southern"), Delaware Atlantic Insurance Company ("Delaware"), Pioneer Insurance Company ("Pioneer") and Atlantic Insurance Services, Inc. ("AIS"). The Company's major lines of business are Automobile Liability, Automobile Physical Damage, Homeowners, Commercial Multiple Peril and Workers' Compensation. Atlantic, Southern, Delaware and Pioneer are subject to regulation by Insurance Departments in those states in which they operate and undergo periodic examination by those departments. They are also subject to competition from other insurance carriers in their operating areas. Atlantic States engages in the insurance business primarily through an intercompany pooling arrangement with the Mutual Company. Southern was acquired by the Company on December 31, 1988 pursuant to a plan of conversion from a mutual to a stock company and cedes 50% of its business to the Mutual Company, 80% prior to 1991. On December 29, 1995, the Company acquired all of the outstanding stock of Delaware. This transaction was accounted for as if it were a "Pooling of Interest," and as such, the Company's financial statements have been restated to include Delaware as a consolidated subsidiary from January 1, 1994 to the present. On March 31, 1997, the Company acquired all of the outstanding stock of Pioneer. This transaction was accounted for as if it were a "Pooling of Interest", and as such the Company's financial statements have been restated to include Pioneer as a consolidated subsidiary from January 1, 1994 to the present. At June 30, 1998, the Mutual Company held 58% of the outstanding common stock of the Company.


2 - Basis of Presentation

     The financial information for the interim period included herein is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management are necessary to a fair presentation of the financial position, results of operations and cash flow for the interim period included herein. The results of operations for the three months ended and for the six months ended June 30, 1998, are not necessarily indicative of results of operations to be expected for the twelve months ended December 31, 1998.

     On June 25, 1998, the Company issued a 4 for 3 stock split in the form of a 33 1/3% stock dividend to stockholders of record as of June 10, 1998. Per share information prior to June 25, 1998, has been restated for this change.

     These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------

Overview

     Donegal Group Inc. ("DGI" or the "Company") is a regional insurance holding company doing business in Pennsylvania, Maryland, Delaware, Virginia and Ohio through its four wholly owned property-casualty insurance subsidiaries, Atlantic States Insurance Company ("Atlantic"), Southern Insurance Company of Virginia ("Southern"), Pioneer Insurance Company ("Pioneer") and Delaware Atlantic Insurance Company ("Delaware"). The Company's major lines of business in 1997 and their percentage of total net earned premiums were Automobile Liability (27.8%), Workers' Compensation (15.9%), Automobile Physical Damage (17.1%), Homeowners (17.6%), and Commercial Multiple Peril (15.6%). The subsidiaries are subject to regulation by Insurance Departments in those states in which they operate and undergo periodic examination by those departments. The subsidiaries are also subject to competition from other insurance carriers in their operating areas. DGI was formed in September 1986 by Donegal Mutual Insurance Company (the "Mutual Company"), which owns 58% of the outstanding common shares of the Company as of June 30, 1998.

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

Results of Operations - Three Months Ended June 30, 1998
to Three Months Ended June 30, 1997
-----------------------------------


     Revenues for the three months ended June 30, 1998 were $31,023,026 an increase of $769,166 or 2.5%, over the same period of 1997. An increase in net premiums earned of $754,752 or 2.8%, represented most of this change. Investment income for the second quarter fell $113,632 or 3.9% due to a decrease in the annualized average return on investments from 5.8% in the second quarter 1997 to 5.4% in the second quarter 1998, offset by an increase in average invested assets from $197.2 million in the second quarter 1997 to $205.0 million in the second quarter 1998. Realized investment gains, which resulted from normal turnover of the Company's investment portfolio, were $35,442 in the second quarter 1998 compared to $35,527 for the same period of 1997.

     The GAAP combined ratio of insurance operations in the second quarter of 1998 was 101.7% compared to 98.8% for the same period in 1997. The GAAP combined ratio is the sum of the ratios of incurred losses and loss adjusting expenses to premiums earned (loss ratio), policyholders dividends to premiums earned (dividend ratio), and underwriting expenses to premiums earned (expense ratio). The Company's loss ratio was impacted by an unusual series of thunderstorms and tornadoes that hit the northeast part of the United States throughout the month of June, 1998. As a result of claims from these storms, the Company's loss ratio in the second quarter of 1998 was 69.7% compared to 64.6% in the second quarter of 1997. The increase in the loss ratio was somewhat offset by a decrease in the expense ratio to 30.7% in the second quarter of 1998 compared to 33.0% in the second quarter of 1997. This improvement was primarily due to decreases in incentive plans for employees and contingent commissions for agents due to the higher loss ratios. The dividend ratio changed little ending up at 1.3% for the second quarter of 1998 compared to 1.2% for the same period of 1997.

     Federal income taxes for the second quarter represented 20.4% of income before income taxes compared to 22.7% for the same period of 1997. Decreased underwriting profits, due to the storm activity, resulted in tax free investment income representing a larger portion of income than in 1997 decreasing the effective tax rate.

Results of Operations - Six Months Ended June 30, 1998
to Six Months Ended June 30, 1997
---------------------------------


     Revenues for the six months ended June 30, 1998 were $61,919,170 an increase of $1,841,939 or 3.1%, over the same period of 1997. An increase in net premiums earned of $1,554,963 represented most of this change. Investment income for the first six months fell $113,348 or 2.0% due to a decrease in the annualized average return on investments from 5.8% for the first six months of 1997 to 5.4% for the first six months of 1998, offset by an increase in average invested assets from $197.1 million in 1997 to $207.6 million in the first six months of 1998. Realized investment gains, which resulted from normal turnover of the Company's investment portfolio, were $347,235 in the six months ended June 30, 1998 compared to $73,354 for the same period of 1997.

     The GAAP combined ratio of insurance operations for the six months ended June 30, 1998 was 98.1% compared to 98.5% for the same period in 1997. The GAAP combined ratio is the sum of the ratios of incurred losses and loss adjusting expenses to premiums earned (loss ratio), policyholders dividends to premiums earned (dividend ratio), and underwriting expenses to premiums earned (expense ratio). The Company's loss ratio was impacted by an unusual series of thunderstorms and tornadoes that hit the northeast part of the United States throughout the month of June, 1998 but had been favorably effected by the mild winter weather in the same part of the country in the first quarter. As a result, the Company's loss ratio for the first six months of 1998 was 63.9% compared to 64.3% for the first six months of 1997. The expense ratio for the six months ended June 30, 1998 was 32.6%, almost identical to the 32.8% expense ratio for the same period of 1997. The dividend ratio changed little ending up at 1.5% for the period compared to 1.4% for the first six months of 1997.

     Federal income taxes for the first six months of 1998 represented 25.5% of income before income taxes compared to 22.8% for the same period of 1997. Tax savings from the acquisition of Pioneer last year accounted for the difference.

Liquidity and Capital Resources
-------------------------------


     The Company generates sufficient funds from its operations and maintains a high degree of liquidity in its investment portfolio. The primary source of funds to meet the demands of claim settlements and operating expenses are premium collections, investment earnings and maturing investments. As of June 30, 1998, the Company had announced it has entered into an agreement to purchase all of the outstanding shares of Southern Heritage Insurance Company, Tucker, Georgia, for $21 million in cash. The acquisition is pending regulatory approval. The Company has requested an amendment to its credit agreement with Fleet Bank to expand the credit available under that agreement from $20 million to $40 million to fund the acquisition.

     In investing funds made available from operations, the Company maintains securities maturities consistent with its projected cash needs for the payment of claims and expenses. The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

     As of June 30, 1998, pursuant to a credit agreement dated December 29, 1995, with Fleet National Bank of Connecticut, the Company had unsecured borrowings of $5.0 million. Per the terms of the credit agreement, the Company may borrow up to $20 million at interest rates equal to the bank's then current prime rate or the then current London interbank Eurodollar bank rate plus 1.70%. At June 30, 1998, the interest rate on the outstanding balance was 7.60625%. In addition, the Company will pay a non-use fee at a rate of 3/10 of 1% per annum on the average daily unused portion of the Bank's commitment. On each December 29, commencing December 29, 1999, the credit line will be reduced by $4 million. Any outstanding loan in excess of the remaining credit line, after such reduction, will then be payable.

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


Year 2000 Issues
----------------

     The year 2000 issue (i.e. the ability of computer systems to properly process information which contains dates beginning with January 1, 2000 and thereafter) affects virtually all companies. All computer systems used for processing of business for the Company are owned and operated by the Mutual Company. Certain of these computer systems utilized by the Mutual Company to process information use only two digits to identify a year. Because of this, the year 2000 would be represented in the system as "00" and would in most cases be interpreted by the computer as "1900" rather than "2000", resulting in processing errors.

     The ability to process information in a timely and accurate manner is vital to the Company's property and casualty insurance business. The Company recognizes that the systems used to process its business must be able to accurately identify and process information containing year 2000 dates by the end of 1998. The Mutual Company has a vigorous and comprehensive project underway to ensure compliance in time to meet this deadline. This project was initiated as part of a review of the main application systems in 1995. The Mutual Company is taking the steps it deems appropriate to meet this challenge, including migrating to the most current version of vendors' software, which improves functionality in addition to being year 2000 compliant, replacing existing software with new software systems and rewriting existing computer programs. The goal of this project is to be substantially year 2000 compliant by the end of 1998.


Impact of New Accounting Standards
----------------------------------

Accounting for Derivative Instruments and Hedging Activities

     In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, with earlier adoption permitted.


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

                           Part II. Other Information
                           --------------------------

Item 1.   Legal Proceedings
          -----------------

          None.

Item 2.   Changes in Securities
          ---------------------

          Amendment of Certificate of Incorporation
          Exhibit 3(i)

Item 3.   Defaults upon Senior Securities
          -------------------------------

          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          None.

Item 5.   Other Information
          -----------------

          Any stockholder who, in accordance with and subject to the provisions of the proxy rules of the Securities and Exchange Commission, wishes to submit a proposal for inclusion in the Company's proxy statement for its 1999 Annual Meeting of Stockholders must deliver such proposal in writing to the Company's Secretary at the Company's principal executive offices at 1195 River Road, Marietta, Pennsylvania 17547, not later than November 23, 1998.

          Pursuant to new amendments to Rule 14a-4(c) of the Securities Exchange Act of 1934, if a stockholder who intends to present a proposal at the 1999 Annual Meeting of Stockholders does not notify the Company of such proposal on or before February 7, 1999, then management proxies will be allowed to use their discretionary voting authority to vote on the proposal when the proposal is raised at the Annual Meeting, even though there is no discussion of the proposal in the 1999 proxy statement.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)    EX-27     Financial Data Schedule
          (b)    Reports on Form 8-K
                 During the quarter ended June 30, 1998 - None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          Donegal Group Inc.




Date:  August 14, 1998                By:
                                           -----------------------------------
                                           Donald H. Nikolaus,
                                           President and
                                           Chief Executive Officer



Date:  August 14, 1998                By:
                                           -----------------------------------
                                           Ralph G. Spontak,
                                           Corporate Secretary,
                                           Senior Vice President and
                                           Chief Financial Officer