Form 10-Q
period 1998-09-30
DONEGAL GROUP INC
filed 1998-11-12
CIK 800457

================================================================================


                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)

[x]  Quarterly Report Pursuant to Section 13 of the Securities Exchange Act of
     1934

For the Quarterly Period Ended September 30, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to                    .
                               -----------------    -------------------

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
          ---    ---

                      Applicable Only to Corporate Issuers:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,173,491 shares of Common Stock, $1.00 par value, outstanding on October 31, 1998.


================================================================================

                          Part I. Financial Information
Item 1. Financial Statements.

                       Donegal Group Inc. and Subsidiaries
                           Consolidated Balance Sheet


Assets                                                               September 30, 1998  December 31, 1997
                                                                     ------------------  -----------------
                                                                             (Unaudited)
Investments
    Fixed maturities
       Held to maturity, at amortized cost                                $ 115,403,514    $ 117,246,205
       Available for sale, at market value                                   69,984,731       57,731,251
    Equity securities, available for sale at market                          11,383,150        7,274,562
    Short-term investments, at cost, which
       approximates market                                                   13,395,559       22,712,787
    Other investments, at market                                                960,000             --
                                                                          -------------    -------------
          Total Investments                                                 211,126,954      204,964,805
Cash                                                                          2,465,595        3,413,315
Accrued investment income                                                     2,746,358        2,741,207
Premiums receivable                                                          12,703,016       11,244,628
Reinsurance receivable                                                       47,010,656       40,953,032
Deferred policy acquisition costs                                             9,315,731        8,448,060
Federal income tax receivable                                                   882,816           56,454
Deferred federal income taxes                                                 3,248,648        3,302,043
Prepaid reinsurance premiums                                                 26,983,034       22,882,283
Property and equipment, net                                                   5,070,118        4,938,524
Accounts receivable - securities                                                   --            456,493
Due from affiliate                                                                 --            141,313
Other                                                                         1,228,997          562,348
                                                                          -------------    -------------
          Total Assets                                                    $ 322,781,923    $ 304,104,505
                                                                          =============    =============

Liabilities and Stockholders' Equity
------------------------------------

Liabilities
    Losses and loss expenses                                              $ 128,343,472    $ 118,112,390
    Unearned premiums                                                        79,987,414       71,367,691
    Accrued expenses                                                          2,857,218        3,214,767
    Reinsurance balances payable                                                685,300          735,009
    Cash dividend declared to stockholders                                         --            604,054
    Line of credit                                                            5,000,000       10,500,000
    Accounts payable - securities                                             1,649,865        2,499,059
    Other                                                                       893,612          283,098
    Due to affiliate - Pioneer acquisition                                    5,191,774        5,191,774
                         - Other                                                600,257             --
                                                                          -------------    -------------
          Total Liabilities                                                 225,208,912      212,507,842
                                                                          -------------    -------------
Stockholders' Equity
    Preferred stock, $1.00 par value, authorized
       1,000,000 shares; none issued
    Common stock, $1.00 par value, authorized 15,000,000 shares, issued
       8,279,857 and 6,122,431 shares and outstanding 8,157,569
       and 6,030,715 shares                                                   8,279,857        6,122,431
    Additional paid-in capital                                               40,686,408       38,932,117
    Accumulated other comprehensive income                                    1,248,331        1,011,417
    Retained earnings                                                        48,250,171       46,422,454
    Treasury stock                                                             (891,756)        (891,756)
                                                                          -------------    -------------
          Total Stockholders' Equity                                         97,573,011       91,596,663
                                                                          -------------    -------------
          Total Liabilities and
             Stockholders' Equity                                         $ 322,781,923    $ 304,104,505
                                                                          =============    =============



          See accompanying notes to consolidated financial statements.

                       Donegal Group Inc. and Subsidiaries
                        Consolidated Statement of Income
                                   (Unaudited)

             For the three months ended September 30, 1998 and 1997

                                          Three Months Ended September 30,
                                               1998            1997
                                           ------------    ------------
Revenues:
    Premiums earned                        $ 42,214,525    $ 40,572,081
    Premiums ceded                           14,149,761      13,311,388
                                           ------------    ------------
       Net premiums earned                   28,064,764      27,260,693
    Investment income, net of investment
       expenses                               2,825,718       2,937,109
    Realized gain                               147,659         120,098
    Lease income                                188,888         165,997
    Service charge income                       427,707         426,019
                                           ------------    ------------
       Total Revenues                        31,654,736      30,909,916
                                           ------------    ------------

Expenses:
    Losses and loss expenses                 32,826,321      27,136,180
    Reinsurance recoveries                   12,391,787      10,025,051
                                           ------------    ------------
       Net losses and loss expenses          20,434,534      17,111,129
    Amortization of deferred policy
       acquisition costs                      4,835,000       4,638,000
    Other underwriting expenses               5,693,443       4,301,001
    Policy dividends                            478,736         279,070
    Interest                                    210,749         256,852
    Other expenses                              417,875         380,619
                                           ------------    ------------
       Total Expenses                        32,070,337      26,966,671
                                           ------------    ------------

    Income (loss) before income taxes          (415,601)      3,943,245
Income taxes                                   (459,475)      1,031,517
                                           ------------    ------------
    Net income                             $     44,414    $  2,911,728
                                           ============    ============

Earnings per common share
    Basic                                  $        .01    $        .37*
                                           ============    ============
    Diluted                                $        .01    $        .36*
                                           ============    ============



                        Statement of Comprehensive Income
                                   (Unaudited)

                                              Three Months Ended September 30,
                                                    1998          1997
                                                 ----------    ----------
Net Income                                       $   44,414    $2,911,728
                                                 ----------    ----------
Other comprehensive income (loss), net of tax
    Unrealized gains on securities:
       Unrealized holding gain arising
          during the period                        (192,684)      406,349
          Less: Reclassification adjustment for
          gains and (losses) included in
          Net income                                 14,545         1,750
                                                 ----------    ----------
Other comprehensive income (loss)                  (207,229)      404,599
                                                 ----------    ----------
Comprehensive income                             $  162,815    $3,316,327
                                                 ==========    ==========

-------------
* Restated

          See accompanying notes to consolidated financial statements.

                       Donegal Group Inc. and Subsidiaries
                        Consolidated Statement of Income
                                   (Unaudited)

              For the nine months ended September 30, 1998 and 1997

                                                                  Nine Months Ended September 30,
                                                                 1998                          1997
                                                              ----------                    -----------
Revenues:
    Premiums earned                                         $123,953,613                   $119,335,186
    Premiums ceded                                            41,106,048                     38,846,655
                                                            ------------                   ------------
       Net premiums earned                                    82,847,565                     80,488,531
    Investment income, net of investment
       expenses                                                8,439,124                      8,663,863
    Realized gain                                                494,894                        193,452
    Lease income                                                 560,072                        462,845
    Service charge income                                      1,232,251                      1,178,456
                                                            ------------                   ------------
       Total Revenues                                         93,573,906                     90,987,147
                                                            ------------                   ------------

Expenses:
    Losses and loss expenses                                  86,186,915                     76,842,909
    Reinsurance recoveries                                    30,725,338                     25,489,834
                                                            ------------                   ------------
       Net losses and loss expenses                           55,461,577                     51,353,075
    Amortization of deferred policy
       acquisition costs                                      14,560,000                     13,368,000
    Other underwriting expenses                               13,840,760                     13,018,871
    Policy dividends                                           1,298,860                      1,020,839
    Interest                                                     594,364                        699,777
    Other expenses                                             1,240,927                      1,154,432
                                                            ------------                   ------------
       Total Expenses                                         86,996,488                     80,614,994
                                                            ------------                   ------------

    Income before income taxes                                 6,577,418                     10,372,153
Income taxes                                                   1,323,459                      2,497,395
                                                               ---------                   ------------
    Net income                                              $  5,253,959                   $  7,874,758
                                                            ============                   ============

Earnings per common share
    Basic                                                           $.64                           $.99*
                                                                    ====                           ====
    Diluted                                                         $.63                           $.98*
                                                                    ====                           ====


                        Statement of Comprehensive Income
                                   (Unaudited)

                                                Nine Months Ended September 30,
                                                     1998           1997
                                                 -----------    -----------
Net Income                                       $ 5,253,959    $ 7,874,758
                                                 -----------    -----------
Other comprehensive income, net of tax
    Unrealized gains (losses) on securities:

       Unrealized holding gain arising
          during the period                          264,013        405,043
          Less: Reclassification adjustment for
          gains and (losses) included in
          Net income                                 (27,099)         1,033
                                                 -----------    -----------
Other comprehensive income (loss)                    236,914        404,010
                                                 -----------    -----------
Comprehensive income                             $ 5,490,873    $ 8,278,768
                                                 ===========    ===========

----------
* Restated

          See accompanying notes to consolidated financial statements.

                       Donegal Group Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)
                  for the Nine Months Ended September 30, 1998


                                                                   Accumulated                                        Total
                              Common Stock           Additional     Other Com-                                        Stock-
                         ------------------------     Paid-In       prehensive      Retained        Treasury         holders'
                           Shares       Amount        Capital         Income        Earnings          Stock           Equity
                         ---------   ------------   ------------   ------------   ------------    ------------    ------------
Balance,
 December 31, 1997       6,122,431     $6,122,431   $ 38,932,117   $  1,011,417   $ 46,422,454    $   (891,756)   $ 91,596,663

Issuance of
 Common Stock               96,178         96,178      1,754,291                                                     1,850,469

Net Income                                                                           5,253,959                       5,253,959

Other Comprehensive
 Income                                                                 236,914                                        236,914


Stock Dividend           2,061,248      2,061,248                                    2,061,248                              --

Cash Dividend                                                                       (1,364,994)                     (1,364,994)
                         ---------     ----------   ------------   ------------   ------------    ------------    ------------
Balance,
 September 8, 1998       8,279,857     $8,279,857   $ 40,686,408   $  1,248,331   $ 48,250,171    $   (891,756)   $ 97,573,011
                         =========     ==========   ============   ============   ============    ============    ============

          See accompanying notes to consolidated financial statements.

                       Donegal Group Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
              For the nine months ended September 30, 1998 and 1997

                                                       Nine Months Ended September 30,
                                                             1998            1997
                                                        ------------    ------------
Cash Flows from Operating Activities:
    Net income                                          $  5,253,959    $  7,874,758
                                                        ------------    ------------
    Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization                         345,591         280,359
       Realized investment gain (loss)                      (494,894)       (193,452)
    Changes in Assets and Liabilities:
       Losses and loss expenses                           10,231,082       2,107,898
       Unearned premiums                                   8,619,723       1,684,349
       Premiums receivable                                (1,458,388)       (242,952)
       Deferred policy acquisition costs                    (867,671)       (335,156)
       Deferred federal income taxes                         (68,652)        (91,710)
       Reinsurance receivable                             (6,057,624)      1,521,971
       Prepaid reinsurance premiums                       (4,100,751)       (658,089)
       Accrued investment income                                (197)          2,389
       Due from affiliate                                    741,570        (514,557)
       Reinsurance balances payable                          (49,709)        (22,563)
       Current income taxes payable                         (826,362)       (617,504)
       Other, net                                           (413,684)     (1,007,277)
                                                        ------------    ------------
Net adjustments                                            5,600,034       1,913,706
                                                        ------------    ------------
       Net cash provided by operating activities          10,853,993       9,788,464
                                                        ------------    ------------
Cash flows from investing activities:
    Purchase of fixed maturities
       Held to maturity                                  (13,800,482)    (15,583,302)
       Available for sale                                (26,025,429)    (15,332,409)
    Purchase of equity securities, available for sale    (13,612,002)     (4,539,449)
    Maturity of fixed maturities
       Held to maturity                                   17,476,597       9,074,739
       Available for sale                                 11,898,065       7,444,999
    Sale of fixed maturities - available for sale            535,765       4,010,313
    Sale of equity securities, available for sale          9,545,064       2,804,257
    Purchase of other investments                         (1,000,000)           --
    Purchase of property and equipment                      (517,939)     (2,594,311)
    Net sales of short-term investments                    9,317,228       9,139,037
                                                        ------------    ------------
       Net cash used in investing activities              (6,183,133)     (5,576,126)
                                                        ------------    ------------
Cash flows from financing activities:
    Cash dividends paid                                   (1,969,049)     (1,650,444)
    Issuance of common stock                               1,850,469         543,283
    Line of credit, net                                   (5,500,000)     (3,500,000)
                                                        ------------    ------------
    Net cash provided by (used in)
       financing activities                               (5,618,580)     (4,607,161)
                                                        ------------    ------------

Net decrease in cash                                        (947,720)       (394,823)
Cash at beginning of year                                  3,413,315       3,700,163
                                                        ------------    ------------
Cash at end of quarter                                  $  2,465,595    $  3,305,340
                                                        ============    ============

Cash paid during period - Interest                      $    102,306    $    375,780
                        - Income taxes                  $  2,218,473    $  3,450,055



          See accompanying notes to consolidated financial statements.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                                   (Unaudited)
               Summary Notes to Consolidated Financial Statements

1 - Organization

     The Company was organized as a regional insurance holding company by Donegal Mutual Insurance Company (the "Mutual Company") on August 26, 1986 and operates in Pennsylvania, Maryland, Delaware, Virginia and Ohio through its wholly owned stock insurance companies, Atlantic States Insurance Company ("Atlantic States"), Southern Insurance Company of Virginia ("Southern"), Delaware Atlantic Insurance Company ("Delaware"), Pioneer Insurance Company ("Pioneer") and Atlantic Insurance Services, Inc. ("AIS"). The Company's major lines of business are Automobile Liability, Automobile Physical Damage, Homeowners, Commercial Multiple Peril and Workers' Compensation. Atlantic, Southern, Delaware and Pioneer are subject to regulation by Insurance Departments in those states in which they operate and undergo periodic examination by those departments. They are also subject to competition from other insurance carriers in their operating areas. Atlantic States engages in the insurance business primarily through an intercompany pooling arrangement with the Mutual Company. Southern was acquired by the Company on December 31, 1988 pursuant to a plan of conversion from a mutual to a stock company and cedes 50% of its business to the Mutual Company, 80% prior to 1991. On December 29, 1995, the Company acquired all of the outstanding stock of Delaware. This transaction was accounted for as if it were a "Pooling of Interest," and as such, the Company's financial statements have been restated to include Delaware as a consolidated subsidiary from January 1, 1994 to the present. On March 31, 1997, the Company acquired all of the outstanding stock of Pioneer. This transaction was accounted for as if it were a "Pooling of Interest", and as such the Company's financial statements have been restated to include Pioneer as a consolidated subsidiary from January 1, 1994 to the present. At September 30, 1998, the Mutual Company held 58% of the outstanding common stock of the Company.


2 - Basis of Presentation

     The financial information for the interim period included herein is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management are necessary to a fair presentation of the financial position, results of operations and cash flow for the interim period included herein. The results of operations for the three months ended and for the nine months ended September 30, 1998, are not necessarily indicative of results of operations to be expected for the twelve months ended December 31, 1998.

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

3 - Earnings Per Share

     The computation of basic and diluted earnings per share is as follows:

                                                                    Weighted
                                                                     Average              Earnings
                                                Net                  Shares                  Per
                                              Income               Outstanding              Share
                                             --------              -----------             --------
   Three Months Ended September 30:
   1998
           Basic                              $44,414              8,144,510                $ .01
           Effect of stock options                ---                108,982                  --
                                             --------              ---------                -----
           Diluted                            $44,414              8,253,492                $ .01
                                              -------              ---------                -----


   1997*
           Basic                             $2,911,728            8,000,267                 $ .37
           Effect of stock options               --                   45,881                  (.01)
                                             ----------            ---------                 -----
           Diluted                           $2,911,728            8,046,148                 $ .36
                                             ----------            ---------                 -----


   Nine Months Ended September 30:

   1998
           Basic                             $5,253,959            8,105,566                 $ .64
           Effect of stock options               --                  148,613                 ( .01)
                                             ----------            ---------                 -----
           Diluted                           $5,253,959            8,254,179                 $ .63
                                             ----------            ---------                 -----


   1997*
           Basic                             $7,874,758            7,983,703                 $ .99
           Effect of stock options               --                   19,762                  (.01)
                                             ----------            ---------                 -----
           Diluted                           $7,874,758            8,003,465                 $ .98
                                             ----------            ---------                 -----

-------------
* Restated

Management's Discussion and Analysis of
Financial Condition and Results of Operations
---------------------------------------------

Overview

     Donegal Group Inc. ("DGI" or the "Company") is a regional insurance holding company doing business in Pennsylvania, Maryland, Delaware, Virginia and Ohio through its four wholly owned property-casualty insurance subsidiaries, Atlantic States Insurance Company ("Atlantic"), Southern Insurance Company of Virginia ("Southern"), Pioneer Insurance Company ("Pioneer") and Delaware Atlantic Insurance Company ("Delaware"). The Company's major lines of business in 1997 and their percentage of total net earned premiums were Automobile Liability (27.8%), Workers' Compensation (15.9%), Automobile Physical Damage (17.1%), Homeowners (17.6%), and Commercial Multiple Peril (15.6%). The subsidiaries are subject to regulation by Insurance Departments in those states in which they operate and undergo periodic examination by those departments. The subsidiaries are also subject to competition from other insurance carriers in their operating areas. DGI was formed in September 1986 by Donegal Mutual Insurance Company (the "Mutual Company"), which owns 58% of the outstanding common shares of the Company as of September 30, 1998.

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

Results of Operations - Three Months Ended September 30, 1998
to Three Months Ended September 30, 1997
----------------------------------------


     Revenues for the three months ended September 30, 1998 were $31,654,736, an increase of $744,820 or 2.4%, over the same period of 1997. An increase in net premiums earned of $804,071 or 2.9%, represented most of this change. Investment income for the third quarter fell $111,391 or 3.8% due to a decrease in the annualized average return on investments from 6.0% in the third quarter 1997 to 5.4% in the third quarter 1998, offset by an increase in average invested assets from $194.9 million in the third quarter 1997 to $208.1 million in the third quarter 1998. Realized investment gains, which resulted from normal turnover of the Company's investment portfolio, were $147,659 in the third quarter 1998 compared to $120,098 for the same period of 1997.

     The GAAP combined ratio of insurance operations in the third quarter of 1998 was 112.0% compared to 96.6% for the same period in 1997. The GAAP combined ratio is the sum of the ratios of incurred losses and loss adjusting expenses to premiums earned (loss ratio), policyholders dividends to premiums earned (dividend ratio), and underwriting expenses to premiums earned (expense ratio). The Company's expense ratio in the third quarter was effected by a charge to earnings from an unprecedented large mandatory Pennsylvania Guaranty Association assessment arising from the insolvency of two medical malpractice companies. The Company's share of the Guaranty Association liability arising from these two companies is $1.34 million. This charge is equal to the 1998 cash assessment plus the anticipated maximum potential assessment to be made in 1999. The expense ratio for the third quarter 1998 was 37.5% compared to 32.8% for the third quarter 1997. The Guaranty Fund assessment accounted for 4.8% of the 1998 ratio which would have been 32.7% without this charge. Guaranty Association assessments represent mandatory regulatory charges that must be absorbed by substantially all property and casualty insurance companies doing business in a state where an insolvent company had been writing business, including companies, like Donegal, who do not write lines of business that the insolvent companies were writing. The Company's loss ratio was impacted by a continuation into the summer of the unusual severe weather pattern that began in June. As a result of claims from these storms, the Company's loss ratio in the third quarter of 1998 was 72.8% compared to 62.8% in the third quarter of 1997. The dividend ratio increased to 1.7% for the third quarter of 1998 compared to 1.0% for the same period of 1997 do to higher levels of profitability in the workers' compensation line of business.

     Federal income taxes for the third quarter represented 110.6% of the loss before income taxes compared to 26.2% for the same period of 1997. Decreased underwriting profits, due to the storm activity and the guaranty assessment, resulted in tax free investment income increasing the taxable loss and distorting the normal effective rate.

Results of Operations - Nine Months Ended September 30, 1998
to Nine Months Ended September 30, 1997
---------------------------------------


     Revenues for the nine months ended September 30, 1998 were $93,573,906, an increase of $2,586,759 or 2.8%, over the same period of 1997. An increase in net premiums earned of $2,359,034 or 2.9%, represented most of this change. Investment income for the first nine months of 1998 fell $224,739 or 2.6% due to a decrease in the annualized average return on investments from 6.0% for the first three quarters of 1997 to 5.4% for the first three quarters of 1998, offset by an increase in average invested assets from $193.1 million in the first nine months of 1997 to $208.0 million in the first nine months of 1998. Realized investment gains, which resulted from normal turnover of the Company's investment portfolio, were $494,894 for the first nine months of 1998 compared to $193,452 for the same period of 1997.

     The GAAP combined ratio of insurance operations for the nine months ended September 30, 1998 was 102.8% compared to 97.9% for the same period in 1997. The GAAP combined ratio is the sum of the ratios of incurred losses and loss adjusting expenses to premiums earned (loss ratio), policyholders dividends to premiums earned (dividend ratio), and underwriting expenses to premiums earned (expense ratio). The Company's expense ratio was effected by a third quarter charge to earnings from an unprecedented large mandatory Pennsylvania Guaranty Association assessment arising from the insolvency of two medical malpractice companies. The Company's share of the Guaranty Association liability arising from these two companies is $1.34 million. This charge is equal to the 1998 cash assessment plus the anticipated maximum potential assessment to be made in 1999. The expense ratio for the nine months ended September 30, 1998 was 34.3% compared to 32.8% for the same period in 1997. The Guaranty Fund assessment accounted for 1.6% of the 1998 ratio which would have been 32.7% without this charge. Guaranty Association assessments represent mandatory regulatory charges that must be absorbed by substantially all property and casualty insurance companies doing business in a state where an insolvent company had been writing business, including companies, like Donegal, who do not write lines of business that the insolvent companies were writing. The Company's loss ratio was impacted by unusual severe weather patterns that began in June and continued into the summer. As a result of claims from these storms, the Company's year to date loss ratio through September 30, 1998 was 66.9% compared to 63.8% for the same period of 1997. The dividend ratio increased to 1.6% for the first nine months of 1998 compared to 1.3% for the same period of 1997 do to higher levels of profitability in the workers' compensation line of business.

     Federal income taxes for the nine months ended September 30, 1998 represented 20.1% of the income before income taxes compared to 24.1% for the same period of 1997. Decreased underwriting profits, due to the storm activity and the guaranty assessment, resulted in tax free investment income representing a higher level of the income before income taxes and reducing the effective tax rate in 1998.

Liquidity and Capital Resources


     The Company generates sufficient funds from its operations and maintains a high degree of liquidity in its investment portfolio. The primary source of funds to meet the demands of claim settlements and operating expenses are premium collections, investment earnings and maturing investments. As of September 30, 1998, the Company had announced it has entered into an agreement to purchase all of the outstanding shares of Southern Heritage Insurance Company, Tucker, Georgia, for $21 million in cash. The acquisition is pending regulatory approval. The Company has amendmended its credit agreement with Fleet Bank to expand the credit available under that agreement from $20 million to $40 million to fund the acquisition.

     In investing funds made available from operations, the Company maintains securities maturities consistent with its projected cash needs for the payment of claims and expenses. The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

     As of September 30, 1998, pursuant to a credit agreement dated December 29, 1995, with Fleet National Bank of Connecticut, the Company had unsecured borrowings of $5.0 million. Per the terms of the credit agreement, the Company may borrow up to $40 million at interest rates equal to the bank's then current prime rate or the then current London interbank Eurodollar bank rate plus 1.70%. At September 30, 1998, the interest rate on the outstanding balance was 7.60625%. In addition, the Company will pay a non-use fee at a rate of 3/10 of 1% per annum on the average daily unused portion of the Bank's commitment. On each July 27, commencing July 27, 2001, the credit line will be reduced by $8 million. Any outstanding loan in excess of the remaining credit line, after such reduction, will then be payable.

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

     The ability to process information in a timely and accurate manner is vital to the Company's property and casualty insurance business. The Company recognizes that the systems used to process its business must be able to accurately identify and process information containing year 2000 dates by the end of 1998. The Mutual Company has a vigorous and comprehensive project underway to ensure compliance in time to meet this deadline. This project was initiated as part of a review of the main application systems in 1995. The Mutual Company is taking the steps it deems appropriate to meet this challenge, including migrating to the most current version of vendors' software, which improves functionality in addition to being year 2000 compliant, replacing existing software with new software systems and rewriting existing computer programs. The goal of this project is to be substantially year 2000 complaint by the end of 1998.


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

                           Part II. Other Information

Item 1. Legal Proceedings.
------- ------------------

        None.

Item 2. Changes in Securities.
------- ----------------------

        On October 15, 1998, the Company's Board of Directors further amended the Company's Amended and Restated By-laws (the "By-laws"). A copy of the By-Laws, as so amended, is filed as Exhibit 3(ii) to this Form 10-Q Quarterly Report. Reference is made to the summary of the amendments to the Company's Bylaws set forth in Item 5 of this Form 10-Q Quarterly Report.

Item 3. Defaults upon Senior Securities.
------- --------------------------------

        None.

Item 4. Submission of Matters to a Vote of Security Holders.
------- ----------------------------------------------------

        None.

Item 5. Other Information.
------- ------------------

     A. Deadline for Submitting Stockholder Proposals to the Company for Inclusion in the Company's Proxy Statement Relating to the Company's 1999 Annual Meeting of Stockholders Pursuant to and in Compliance with SEC Rule 14a-8.

        Any stockholder who, in accordance with and subject to the provisions of Rule 14a-8 of the proxy rules of the Securities and Exchange Commission, wishes to submit a proposal for inclusion in the Company's proxy statement for its 1999 Annual Meeting of Stockholders must deliver such proposal in writing to the Company's Secretary at the Company's principal executive offices at 1195 River Road, Marietta, Pennsylvania 17547, not later than November 23, 1998.

     B. Requirements Under the Company's By-laws for Advance Notice to the Company of Stockholder Proposals to be Presented at the Company's 1999 Annual Meeting of Stockholders Otherwise than Pursuant to and in Compliance with SEC Rule 14a-8.

        The Company amended Section 2.3 of its By-laws relating to stockholder proposals. The following description of Section 2.3 as so amended is a materially complete summary of Section 2.3 as so amended. Reference is made, however, to the complete text of Section 2.3 as included in Exhibit 3(ii) to this Form 10-Q Quarterly Report and such summary is qualified in its entirety by such reference.


        Pursuant to amended Section 2.3 of the Company's By-Laws, if a stockholder desires to present at the 1999 Annual Meeting of Stockholders (i) a proposal relating to nominations for and election of directors or (ii) a proposal relating to other than nominations for and election of directors, otherwise than pursuant to Rule 14a-8 of the proxy rules of the Securities and Exchange Commission, such stockholder must comply with the provisions for stockholder proposals set forth in the By-Laws which are summarized below. Written notice of any such proposal containing the information required under such By-Law provisions must be delivered during the period commencing on November 23, 1998 and ending on December 23, 1998 to the following address:

        (i) Written notice of a proposal relating to nominations for and election of directors must be delivered in person, by first class United States mail postage prepaid or by reputable overnight delivery service to the Nominating Committee of the Board of Directors of the Company to the attention of the Company's Secretary at the Company's principal executive offices at 1195 River Road, Marietta, Pennsylvania 17547; and

        (ii) Written notice of a proposal relating to other than nominations for and election of directors must be delivered in person, by first class United States mail postage prepaid or by reputable overnight delivery service to the Board of Directors of the Company to the attention of the Company's Secretary at the Company's principal executive offices at 1195 River Road, Marietta, Pennsylvania 17547.

    (a) Stockholder Proposals Relating to Nominations for and Election of
        -----------------------------------------------------------------
        Directors.
        ----------

        The Company's By-Laws provide that nominations of candidates for election by stockholders to the Board of Directors shall be made exclusively by the Nominating Committee of the Company's Board of Directors. A proposal by a stockholder for the nomination by the Nominating Committee of the Company's Board of Directors of a candidate for election by stockholders as a director at any meeting of stockholders at which directors are to be elected may only be made by notice in writing, delivered in person or by first class United States mail postage prepaid or by reputable overnight delivery service, to the Nominating Committee of the Board of Directors of the Company to the attention of the Secretary of the Company at the principal office of the Company, within the time limits specified herein.

        In the case of an annual meeting of stockholders, any such written proposal of nomination must be received by the Nominating Committee not less than 90 calendar days nor more than 120 calendar days before the first anniversary of the date on which the Company first mailed its proxy statement to stockholders for the annual meeting of stockholders in the immediately preceding year; provided, however, that in the case of an annual meeting of stockholders that is called for a date which is not within 30 calendar days before or after the first anniversary date of the annual meeting of stockholders in the immediately preceding year, any such written proposal of nomination must be received by the Company's Board of Directors not less than five business days after the date the Company shall have mailed notice to its stockholders that an annual meeting of stockholders will be held or issued a press release, filed a periodic report with the Securities and Exchange Commission or otherwise publicly disseminated notice that an annual meeting of stockholders will be held.

        In the case of a special meeting of stockholders, any such written proposal of nomination must be received by the Nominating Committee not less than five business days after the earlier of the date that the Company shall have mailed notice to its stockholders that a special meeting of stockholders will be held or issued a press release, filed a periodic report with the Securities and Exchange Commission or otherwise publicly disseminated notice that a special meeting of stockholders will be held.

        Such written proposal of nomination must set forth (A) the name and address of the stockholder who intends to make the nomination (the "Nominating Stockholder"), (B) the name, age, business address and, if known, residence address of each person so proposed, (C) the principal occupation or employment of each person so proposed for the past five years, (D) the number of shares of capital stock of the Company beneficially owned within the meaning of Securities and Exchange Commission Rule 13d-1 by each person so proposed and the earliest date of acquisition of any such capital stock, (E) a description of any arrangement or understanding between each person so proposed and the Nominating Stockholder with respect to such person's proposal for nomination and election as a director and actions to be proposed or taken by such person as a director,
(F) the written consent of each person so proposed to serve as a director if nominated and elected as a director and (G) such other information regarding each such person as would be required under the proxy solicitation rules of the Securities and Exchange Commission if proxies were to be solicited for the election as a director of each person so proposed.

        If a written proposal of nomination submitted to the Nominating Committee fails, in the reasonable judgment of the Nominating Committee, to contain the information specified in the immediately preceding paragraph or is otherwise deficient, the Chairperson of the Nominating Committee shall, as promptly as is practicable under the circumstances, provide written notice to the Nominating Stockholder of such failure or deficiency in the written proposal of nomination and such Nominating Stockholder shall have five business days from receipt of such notice to submit a revised written proposal of nomination that corrects such failure or deficiency in all material respects.

Only candidates nominated for election by stockholders as a member of the Company's Board of Directors in accordance with the By-Law provisions summarized herein shall be eligible for election as a member of the Company's Board of Directors at such meeting of stockholders, and any candidate not nominated in accordance with such provisions shall not be considered or acted upon for election as a director at such meeting of stockholders.


    (b) Stockholder Proposals Relating to Other Than Nominations for and
        ----------------------------------------------------------------
        Elections of Directors.
        -----------------------

        A stockholder of the Company may bring a matter before a meeting of stockholders only if (A) (x) such matter is a proper matter for stockholder action and (y) such stockholder shall have provided notice in writing, delivered in person or by first class United States mail postage prepaid or by reputable overnight delivery service, to the Board of Directors of the Company to the attention of the Secretary of the Company at the principal office of the Company, within the time limits specified herein or (B) the stockholder complies with the provisions of Rule 14a-8 under the Securities Exchange Act of 1934 relating to inclusion of stockholder proposals in the Company's proxy statement.

        In the case of an annual meeting of stockholders, any such written notice of presentation of a matter must be received by the Company's Board of Directors not less than 90 calendar days nor more than 120 calendar days before the first anniversary of the date on which the Company first mailed its proxy statement to stockholders for the annual meeting of stockholders in the immediately preceding year; provided, however, that in the case of an annual meeting of stockholders that is called for a date which is not within 30 calendar days before or after the first anniversary date of the annual meeting of stockholders in the immediately preceding year, any such written notice of presentation of a matter must be received by the Company's Board of Directors not less than five business days after the date the Company shall have mailed notice to its stockholders that an annual meeting of stockholders will be held or issued a press release, filed a periodic report with the Securities and Exchange Commission or otherwise publicly disseminated notice that an annual meeting of stockholders will be held.

        In the case of a special meeting of stockholders, any such written notice of presentation of a matter must be received by the Company's Board of Directors not less than five business days after the earlier of the date the Company shall have mailed notice to its stockholders that a special meeting of stockholders will be held or issued a press release, filed a periodic report with the Securities and Exchange Commission or otherwise publicly disseminated notice that a special meeting of stockholders will be held.

        Such written notice of presentation of a matter shall set forth information regarding such matter equivalent to the information regarding such matter that would be required under the proxy solicitation rules of the Securities and Exchange Commission if proxies were solicited for stockholder consideration of such matter at a meeting of stockholders.

        If a written notice of presentation of a matter submitted to the Company's Board of Directors fails, in the reasonable judgment of the Company's Board of Directors, to contain the information specified in the immediately preceding paragraph or is otherwise deficient, the Chairperson of the Company's Board of Directors shall, as promptly as is practicable under the circumstances, provide written notice to the stockholder who submitted the written notice of presentation of a matter of such failure or deficiency in the written notice of presentation of a matter and such stockholder shall have five business days from receipt of such notice to submit a revised written notice of presentation of a matter that corrects such failure or deficiency in all material respects.

        Only matters submitted in accordance with the By-Law provisions summarized herein shall be eligible for presentation of such meeting of stockholders, and any matter not submitted to the Company's Board of Directors in accordance with such provisions shall not be considered or acted upon at such meeting of stockholders.


Item 6. Exhibits and Reports on Form 8-K.
------- ---------------------------------

    (a) Exhibits:

                 Exhibit No.                 Description of Exhibit                             Reference
                 -----------         ------------------------------------                    ---------------

                      3(i)           Certificate of Incorporation                                   (*)

                      3(ii)          Amended and Restated By-Laws                            Filed herewith

                      27             Financial Data Schedule                                 Filed herewith

---------

*       Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form S-1 Registration Statement No. 33-8533 declared effective October 29, 1986.

    (b) Reports on 8-K:

        No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

                                   Signatures
                                   ----------


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                DONEGAL GROUP INC.


   November 10, 1998            By:
                                   ------------------------------------
                                      Donald H. Nikolaus, President
                                        and Chief Executive Officer


   November 10, 1998            By:
                                   ------------------------------------
                                      Ralph G. Spontak, Senior Vice President,
                                        Chief Financial Officer and Secretary

                                  Exhibit Index
                                  -------------

                 Exhibit No.                 Description of Exhibit                             Reference
                 -----------         ------------------------------------                    ---------------

                      3(i)           Certificate of Incorporation                                   (*)

                      3(ii)          Amended and Restated By-Laws                            Filed herewith

                      27             Financial Data Schedule                                 Filed herewith


---------

*       Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form S-1 Registration Statement No. 33-8533 declared effective October 29, 1986.