Form 10-K
period 1998-12-31
DONEGAL GROUP INC
filed 1999-03-31
CIK 800457

================================================================================

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                     FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998
                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number 0-15341
                       -------

                               DONEGAL GROUP INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                          23-2424711
-------------------------------                            ------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

1195 River Road, Marietta, Pennsylvania                              17547
----------------------------------------                          ----------
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
                                       --    --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On March 15, 1999, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the Registrant was $43,493,338.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 8,248,731 shares of Common Stock outstanding on March 15, 1999.

                        DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of the Registrant's annual report to stockholders for the fiscal year ended December 31, 1998 are incorporated by reference into Parts I, II and IV of this report.

2. Portions of the Registrant's proxy statement relating to the annual meeting of stockholders to be held April 15, 1999 are incorporated by reference into Part III of this report.

                                 DONEGAL GROUP INC.

                             INDEX TO FORM 10-K REPORT


                                                                            Page
                                                                            ----
I.   PART I.

     Item 1.   Business                                                      1
     Item 2.   Properties                                                    22
     Item 3.   Legal Proceedings                                             22
     Item 4.   Submission of Matters to a Vote of
                 Security Holders                                            22
               Executive Officers of the Company                             22

II.  PART II.

     Item 5.   Market for Registrant's Common Equity and
                 Related Stockholder Matters                                 24
     Item 6.   Selected Financial Data                                       24
     Item 7.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 24
     Item 8.   Financial Statements and Supplementary Data                   24
     Item 9.   Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure                      24

III. PART III.

     Item 10.  Directors and Executive Officers of the
                 Registrant                                                  25
     Item 11.  Executive Compensation                                        25
     Item 12.  Security Ownership of Certain Beneficial
                 Owners and Management                                       25
     Item 13.  Certain Relationships and Related
                 Transactions                                                25

IV.  PART IV.

     Item 14.  Exhibits, Financial Statement Schedules
                 and Reports on Form 8-K                                     26



                                      (i)

                                       PART I

Item 1.   Business.

     (a)  General Development of Business.

          Donegal Group Inc. is an insurance holding company formed in August 1986, which is headquartered in Pennsylvania and engages, through its subsidiaries, in the property and casualty insurance business in 19 mid-Atlantic and southeastern states. As used herein, "DGI" or the "Company" refers to Donegal Group Inc. and its insurance subsidiaries, Atlantic States Insurance Company ("Atlantic States"), Southern Insurance Company of Virginia ("Southern"), Delaware Atlantic Insurance Company ("Delaware Atlantic"), Pioneer Insurance Company ("Pioneer") and Southern Heritage Insurance Company ("Southern Heritage"). DGI is currently 60% owned by Donegal Mutual Insurance Company (the "Mutual Company"). DGI and its subsidiaries and the Mutual Company underwrite a broad line of personal and commercial coverages, consisting of private passenger and commercial automobile, homeowners, commercial multi-peril, workers' compensation and other lines of insurance.

          The Company's strategy is to seek growth both internally and through acquisitions. Since the formation of the Company and Atlantic States in 1986, the Company has completed the following acquisitions:

                                                                Net         Net Premiums
                                                              Premiums      Written Year
                                                            Written Year        Ended
                                                 Year         Prior to      December 31,
Company Acquired                               Acquired     Acquisition        1998
----------------                               --------     -----------        ----

Southern Insurance Company of Virginia          1988       $1,128,843       12,836,852
Delaware Atlantic Insurance Company             1995        2,824,398        3,795,928
Pioneer Insurance Company                       1997        4,499,273        3,188,476
Southern Heritage Insurance Company             1998       32,002,540       27,856,117


          The Company evaluates other acquisition candidates on a continuing basis. However, there can be no assurance as to whether or when the Company will effect any additional acquisitions.

          Atlantic States, which DGI organized in September 1986, participates in an underwriting pool whereby it cedes to the Mutual Company the premiums, losses and loss adjustment expenses from all of its insurance business and assumes from the Mutual Company a specified portion of the pooled business, which also includes substantially all of the Mutual Company's property and casualty insurance business. Effective as of October 1, 1986, DGI entered into a pooling agreement with the Mutual Company whereby Atlantic States assumed 35% of the pooled business written or in force on or after October 1, 1986. Pursuant to amendments to the pooling agreement subsequent to October 1, 1986, the Mutual Company, which is solely responsible for any losses in the pooled business with dates of loss on or before the close of business on September 30, 1986, has increased the percentage of retrocessions of the pooled business to Atlantic States. Since January 1, 1996, 65% of the pooled business has been retroceded to Atlantic States. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 hereof and Note 3 to the Consolidated Financial Statements incorporated by reference herein.

          On December 29, 1988, DGI acquired all of the outstanding capital stock of Southern in exchange for a $3,000,000 equity contribution to Southern. Since January 1, 1991, Southern has ceded to the Mutual Company 50% of its direct premiums written and 50% has been retained by Southern. Because the Mutual Company places substantially all of the business assumed from Southern in the pool, in which DGI has a 65% allocation, DGI's results of operations include approximately 80% of the business written by Southern. See Note 3 to the Consolidated Financial Statements incorporated by reference herein.

          As of December 31, 1995, the Company acquired all of the outstanding capital stock of Delaware Atlantic pursuant to a Stock Purchase Agreement dated as of December 21, 1995 between the Company and the Mutual Company. As part of this transaction, the Mutual Company entered into an aggregate excess of loss reinsurance agreement with Delaware Atlantic for a specified period. This reinsurance agreement did not result in any additional payment from the Mutual Company to Delaware Atlantic.

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

          As of March 31, 1997, the Company acquired all of the outstanding capital stock of Pioneer pursuant to a stock purchase agreement dated as of April 7, 1997 between the Company and the Mutual Company. As part of this transaction, the Mutual Company entered into an aggregate excess of loss reinsurance agreement with Pioneer whereby the Mutual Company assumed the risk of any loss from an adverse development in Pioneer's loss and loss adjustment expense reserve at the end of 1996 compared to the end of 1998 by reason of the fact that Pioneer's loss and loss adjustment expense ratio for those periods exceeded the lesser of the loss and loss expense ratios of immediately preceding periods or 60%. This reinsurance agreement resulted in additional payments of $306,400 from the Mutual Company to Pioneer in 1998.

          On November 17, 1998, DGI purchased all of the outstanding capital stock of Southern Heritage, a Georgia-domiciled property and casualty insurance company, from Southern Heritage Limited Partnership for a purchase price of $18,361,279 in cash. The purchase price is subject to adjustment based upon the final determination of certain account balances of

Southern Heritage as of October 31, 1998 and the resolution of certain breach of representation and warranty claims that DGI has asserted against Southern Heritage Limited Partnership.

          Unless otherwise stated, all information in this report gives retroactive effect to: (i) the four-for-three split of the Company's Common Stock effected through a stock dividend of one share of Common Stock for each three shares outstanding, which was paid on July 15, 1997 to stockholders of record on June 25, 1997, and (ii) the four-for-three split of the Company's Common Stock effected through a stock dividend of one share of Common Stock for each three shares outstanding, which was paid on June 25, 1998 to stockholders of record on June 10, 1998.

     (b)  Financial Information about Industry Segments.

          The Company has three segments, which consist of the investment function, the personal lines of insurance and the commercial lines of insurance. Financial information about these segments is set forth in Note 17 to the Consolidated Financial Statements incorporated by reference herein.

     (c)  Narrative Description of Business.

Relationship with the Mutual Company

          DGI's operations are interrelated with the operations of the Mutual Company and, because of the percentage of the pooled business assumed by DGI, DGI's results of operations are dependent to a material extent upon the success of the Mutual Company. In addition, various reinsurance agreements exist between the Company and the Mutual Company. The Mutual Company is responsible for underwriting and marketing the pooled business and provides facilities, employees and services required to conduct the business of DGI on a cost allocated basis. The Mutual Company owned 60% of DGI as of March 15, 1999.

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

          All of DGI's officers are officers of the Mutual Company, and five of DGI's seven directors are directors of the Mutual Company. A Coordinating Committee, which consists of two outside directors from each of DGI and the Mutual Company, none of whom holds seats on the Boards of Directors of both DGI and the Mutual Company, reviews and approves changes in the pooling agreement and is responsible for matters involving actual or potential conflicts of interest. The decisions of the Coordinating Committee are binding on the two companies. DGI's members must conclude that intercompany transactions are fair and reasonable in order for such transactions to be approved.

          The underwriting pool is intended to produce a more uniform and stable underwriting result from year to year for the companies in the pool than they would experience individually and to spread the risk of loss among all the participants. Each company participating in the pool has at its disposal the capacity of the entire pool, rather than being limited to policy exposures of a size commensurate with its own capital and surplus. The additional capacity exists because such policy exposures are spread among the pool participants, each of which have their own capital and surplus.

          In addition to the underwriting pool, through the retrocessional reinsurance agreements with each of Southern, Delaware Atlantic and Pioneer, the Mutual Company reinsures each Affiliate in respect of 100% of the net liability that may accrue to such Affiliate from its insurance operations and the Mutual Company retrocedes 100% of the net liability back to each Affiliate, which the Affiliate assumes as part of the retrocession.

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

          o    A goal of expanding operations in current and adjacent states.

Property and Casualty Insurance Products and Services

          The following table indicates the percentage of DGI's net premiums written represented by commercial lines and by personal lines for the years ended December 31, 1998, 1997 and 1996:

                                   Year Ended December 31,
                                 ---------------------------
                                   1998      1997     1996
                                   ----      ----     ----

Net Premiums Written:

  Commercial....................   38.2%     41.0%    44.3%
  Personal......................   61.8%     59.0%    55.7%


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

                                             Year Ended December 31,
                                           ---------------------------
                                            1998       1997      1996
                                            ----       ----      ----


GAAP combined ratio .....................   99.8%      97.6%     100.4%
Statutory operating ratios:
     Loss ratio .........................   64.0       64.0       68.4
     Expense ratio ......................   35.4       34.0       31.1
     Dividend ratio .....................    1.4        1.2        1.5
Statutory combined ratio ................  100.8%      99.2%     101.0%
                                           =====      =====      =====
Industry statutory combined ratio(1) ....  105.6%     101.6%     107.0%
                                           =====      =====      =====

----------
(1)  Source: A.M. Best Co.

          DGI is required to participate in involuntary insurance programs for automobile insurance, as well as other property and casualty insurance lines, in states in which DGI operates. These programs include joint underwriting associations, assigned risk plans, fair access to insurance requirements ("FAIR") plans, reinsurance facilities and windstorm plans. Legislation establishing these programs requires all companies that write lines covered by these programs to provide coverage (either directly or through reinsurance) for insureds who cannot obtain insurance in the voluntary market. The legislation creating these programs usually allocates a pro rata portion of risks attributable to such insureds to each company on the basis of direct premiums written or the number of automobiles insured. Generally, state law requires participation in such programs as a condition to doing business. The loss ratio on insurance written under involuntary programs has traditionally been greater than the loss ratio on insurance in the voluntary market. During 1998, the Company received an assessment from the Pennsylvania Insurance Guaranty Association totaling $1.3 million relating to the insolvency of two medical malpractice insurers. The impact of these involuntary programs on DGI were not material during 1996 and 1997.

          The following table sets forth the net premiums written and combined ratios by line of insurance for the business of DGI, prepared in accordance with statutory accounting practices prescribed or permitted by state insurance authorities, for the periods indicated.

                                                 Year Ended December 31,
                                             --------------------------------
                                               1998        1997        1996
                                               ----        ----        ----
                                                   (dollars in thousands)

Net Premiums Written:
Commercial:
  Automobile ...........................     $ 11,120    $ 10,522    $ 10,149
  Workers' compensation  ...............       15,446      15,590      17,998
  Commercial multi-peril ...............       17,046      16,357      17,153
  Other ................................        1,473       1,612       3,127
                                             --------    --------    --------
    Total commercial ...................       45,085      44,081      48,427
                                             --------    --------    --------

Personal:
  Automobile ...........................       46,609      38,989      37,739
  Homeowners ...........................       21,737      19,939      18,979
  Other ................................        4,724       4,597       4,070
                                             --------    --------    --------
    Total personal .....................       73,070      63,525      60,788
                                             --------    --------    --------
Total business .........................     $118,155    $107,606    $109,215
                                             ========    ========    ========

Statutory Combined Ratios:
Commercial:
  Automobile ...........................        118.2%       89.9%       97.6%
  Workers compensation .................         80.4        89.5        67.2
  Commercial multi-peril ...............         85.6       103.0       106.4
  Other ................................         71.1        57.7        42.8
                                                -----        ----        ----
    Total commercial ...................         91.3        93.5        86.5
                                                -----        ----        ----

Personal:
  Automobile ...........................        104.2        98.7       100.7
  Homeowners ...........................        115.7       116.4       139.1
  Other ................................         91.2        87.6       109.6
                                                -----       -----       -----
    Total personal .....................        106.7       103.4       112.7
                                                -----       -----       -----
       Total business ..................        100.8%       99.2%      101.0%
                                                =====       =====       =====

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

          The underwriting department has over time initiated risk inspection procedures and underwriting analyses on a per risk and class of business basis. It has also automated underwriting processing utilizing technology such as bar coding. Management has established monitoring and auditing processes to verify compliance with underwriting requirements and procedures.

          The underwriting department and the research and development department are responsible for the development of new insurance products and enhancements of existing products. Underwriting profitability is enhanced by the creation of niche products focused on classes of business which traditionally have provided underwriting profits.

Marketing

          DGI's insurance products, together with the products of the Mutual Company and their respective subsidiaries, are marketed through approximately 3,300 independent insurance agents associated with approximately 1,200 insurance agencies. Business is written by either DGI or the Mutual Company depending upon geographic location, agency license and product. Management has developed an agency appointment procedure that focuses on appointing agencies with proven marketing strategies for the development of profitable business. DGI regularly evaluates its agency force and continues to strive to obtain and retain a significant position within each agency relative to the amount of business similar to that of DGI placed by the agency with other insurers. DGI and the Mutual Company have developed a successful contingent commission plan for agents under which additional commissions are payable based upon the volume of premiums produced and the profitability of the business of the agency written by DGI and the Mutual Company. Management believes the contingent commission program and the Company's Agency Stock Purchase Plan have enhanced the ability of DGI and the Mutual Company to write profitable business.

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

          DGI and the Mutual Company have developed comprehensive growth strategies for each of the commercial and personal lines of insurance business. DGI has focused on the small- to medium-sized commercial insurance markets, which have traditionally been a more stable and profitable segment of the property and casualty insurance business than the large commercial insurance markets, which have become increasingly competitive in the past several years. Commercial lines marketing is characterized by account selling, in which multiple lines of insurance are offered to a single policyholder.

          DGI believes that competitive and comprehensive products targeted to selected classes of personal lines business, along with excellent service to agents and policyholders, provides a foundation for growth and profitability. As is customary in the industry, insureds are encouraged to place both their homeowners and personal automobile insurance with DGI or the Mutual Company and are offered a discount for doing so.

Claims

          The claims department develops and implements policies and procedures for the establishment of claim reserves and the timely resolution and payment of claims. The management and staff of the claims department resolve policy coverage issues, manage and process reinsurance recoveries and handle salvage and subrogation matters.

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

          The establishment of appropriate liabilities is an inherently uncertain process, and there can be no assurance that the ultimate liability will not exceed DGI's loss and loss expenses and have an adverse effect on DGI's results of operations and financial condition. As is the case for virtually all property and casualty insurance companies, DGI has found it necessary in the past to revise estimated future liabilities for losses and loss expenses in non-material amounts, and further adjustments could be required in the future. However, on the basis of DGI's internal procedures, which analyze, among other things, DGI's experience with similar cases and historical trends such as reserving patterns, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes, management of DGI believes that adequate provision has been made for DGI's liability for losses and loss expenses.

          Differences between liabilities reported in DGI's financial statements prepared on the basis of generally accepted accounting principles and financial statements prepared on a statutory accounting basis result from reducing statutory liabilities for anticipated salvage and subrogation recoveries. These differences amounted to $7,963,559, $6,155,467 and $5,170,486 at December 31, 1998, 1997 and 1996, respectively.

          The following tables set forth a reconciliation of the beginning and ending net liability for unpaid losses and loss expenses for the periods indicated on a GAAP basis for the Company.

                                                    Year Ended December 31,
                                                -----------------------------
                                                1998         1997        1996
                                                ----         ----        ----
                                                         (in thousands)
Net liability for unpaid losses
  and loss expenses at
  beginning of year ........................   $77,474     $75,428     $71,155
Net liabilities of acquired company ........    14,967        --          --
                                               -------     -------     -------
Net beginning balance as adjusted ..........   $92,441     $75,428     $71,155
Provision for net losses and
  loss expenses for claims
  incurred in the current year .............    75,463      69,040      73,212
Decrease in provision for estimated
  net losses and loss expenses for
  claims incurred in prior years ...........    (2,296)     (1,384)     (2,791)
                                               -------     -------     -------

Total incurred .............................    73,167      67,656      70,421
Net losses and loss payments
  for claims incurred during:
The current year ...........................    44,389      39,133      42,669
Prior years ................................    27,356      26,477      23,479
                                               -------     -------     -------

Total paid .................................    71,745      65,610      66,148

Net liability for unpaid losses
  and loss expenses at
  end of year ..............................   $93,863     $77,474     $75,428
                                               =======     =======     =======

          The following table sets forth the development of the liability for net unpaid losses and loss expenses for DGI on a GAAP basis from 1988 to 1998, with supplemental loss data for 1998 and 1997.

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

          The "Liability reestimated as of" portion of the table shows the reestimated amount of the previously recorded liability based on experience for each succeeding year. The estimate is increased or decreased as payments are made and more information becomes known about the severity of the remaining unpaid claims. For example, the 1990 liability has developed an excess after eight years, in that reestimated net losses and loss expenses are expected to be less than the estimated liability initially established in 1990 of $31,898 by $2,723.

          The "Cumulative deficiency (excess)" shows the cumulative deficiency or excess at December 31, 1998 of the liability estimate shown on the top line of the corresponding column. An excess in liability means that the liability established in prior years exceeded actual net losses and loss expenses or were reevaluated at less than the original amount. A deficiency in liability means that the liability established in prior years was less than actual net losses and loss expenses or were reevaluated at more than the original amount.

          The "Cumulative amount of liability paid through" portion of the table shows the cumulative net losses and loss expense payments made in succeeding years for net losses incurred prior to the balance sheet date. For example, the 1990 column indicates that as of December 31, 1998 payments equal to $28,841 of the currently reestimated ultimate liability for net losses and loss expenses of $29,175 had been made.

                                                              Year Ended December 31
                                 --------------------------------------------------------------------------------------------------
                                  1988    1989      1990    1991      1992     1993      1994     1995     1996     1997     1998
                                  ----    ----      ----    ----      ----     ----      ----     ----     ----     ----     ----
                                                                 (in thousands)
Net liability at end of
 year for unpaid losses
 and loss expenses ...........  $20,734  $27,767  $31,898  $36,194  $44,339  $ 52,790  $ 63,317  $71,155  $75,428  $77,474  $93,863

Net liability
  reestimated as of:
  One year later .............   21,598   29,175   32,923   37,514   45,408    50,583    60,227   68,348   74,044   75,178
  Two years later ............   20,475   28,861   33,550   37,765   42,752    48,132    56,656   66,520   70,545
  Three years later ..........   19,823   28,545   32,803   35,446   40,693    44,956    54,571   63,187
  Four years later ...........   19,296   27,717   31,004   33,931   38,375    42,157    51,825
  Five years later ...........   18,796   26,759   30,041   32,907   37,096    41,050
  Six years later ............   18,457   26,180   29,595   32,234   36,682
  Seven years later ..........   18,189   25,971   29,417   31,976
  Eight years later ..........   18,117   25,828   29,175
  Nine years later ...........   18,050   25,904
  Ten years later ............   18,015
Cumulative deficiency
  (excess) ...................  $(2,719) $(1,863) $(2,723) $(4,218) $(7,657) $(11,740) $(11,492) $(7,968) $(4,883) $(2,296)
                                =======  =======  =======  =======  =======  ========  ========  =======  =======  =======

Cumulative amount of
  liability paid through:
  One year later .............  $ 8,855  $11,401  $13,003  $13,519  $16,579  $ 16,126  $ 19,401  $23,479  $26,477  $27,356
  Two years later ............   12,280   17,421   19,795   20,942   24,546    25,393    30,354   37,078   40,384
  Three years later ..........   14,912   20,986   24,178   25,308   29,385    32,079    38,684   45,796
  Four years later ...........   16,292   23,268   26,413   27,826   32,925    36,726    43,655
  Five years later ...........   17,201   24,331   27,439   29,605   34,757    39,122
  Six years later ............   17,706   24,909   28,157   30,719   35,739
  Seven years later ..........   17,782   25,280   28,627   31,173
  Eight years later ..........   17,884   25,599   28,841
  Nine years later ...........   17,986   25,695
  Ten years later ............   17,980

                                                                                     Year Ended December 31
                                                                      -----------------------------------------------------------
                                                                      1992     1993      1994     1995     1996     1997     1998
                                                                      ----     ----      ----     ----     ----     ----     ----
                                                                                        (in thousands)

Gross liability at end of year ...................................  $57,777   $70,093   $88,484  $98,894 $114,622 $118,112 $141,409
Reinsurance recoverable ..........................................   13,438    17,303    25,167   27,739   39,194   40,638   47,546
Net liability at end of year .....................................   44,339    52,790    63,317   71,155   75,428   77,474   93,863
Gross reestimated liability -- latest ............................   58,733    56,969    76,260   89,706  109,735  118,309
Reestimated recoverable -- latest ................................   22,051    15,919    24,435   26,519   39,190   43,131
Net reestimated liability -- latest ..............................   36,682    41,050    51,825   63,187   70,545   75,178
Gross cumulative deficiency (excess) .............................      956   (13,124)  (12,224)  (9,188)  (4,887)     197

Reinsurance

          DGI and the Mutual Company use several different reinsurers, all of which have a Best rating of A- or better or, with respect to foreign reinsurers, have a financial condition which, in the opinion of management, is equivalent to a company with at least an A- rating.

          The external reinsurance purchased by DGI and the Mutual Company includes "excess treaty reinsurance," under which losses are automatically reinsured over a set retention ($250,000 for 1998), and "catastrophic reinsurance," under which the reinsured recovers 95% of an accumulation of many losses resulting from a single event, including natural disasters (for 1998, $3,000,000 retention). DGI's principal reinsurance agreement in 1998, other than that with the Mutual Company, was an excess of loss treaty in which the reinsurers were Continental Casualty Company, Employers Reinsurance Corporation and Dorinco Reinsurance Company. Reinsurance is also purchased on an individual policy basis to reinsure losses that may occur from large risks, specific risk types or specific locations. The amount of coverage provided under each of these types of reinsurance depends upon the amount, nature, size and location of the risk being reinsured. For property insurance, excess of loss treaties provide for coverage up to $1,000,000. For liability insurance, excess of loss treaties provide for coverage up to $30,000,000. Property catastrophe contracts provide coverage up to $70,000,000 resulting from one event. On both property and casualty insurance, DGI and the Mutual Company purchase facultative reinsurance to cover exposures from losses that exceed the limits provided by their respective treaty reinsurance. Atlantic States cedes to the Mutual Company all of its insurance business and assumes from the Mutual Company 65% of the Mutual Company's total pooled insurance business, including that assumed from Atlantic States and substantially all of the business assumed and retained by the Mutual Company from Southern and Delaware Atlantic. Atlantic States, Southern, Delaware Atlantic and Pioneer each have a catastrophe reinsurance agreement with the Mutual Company which limits the maximum liability under any one catastrophic occurrence to $400,000, $300,000, $300,000 and $200,000, respectively, and
$700,000 for a catastrophe involving more than one of the companies. The Mutual Company and Delaware Atlantic have an excess of loss reinsurance agreement in which the Mutual Company assumes up to $200,000 of losses in excess of $50,000 and a workers' compensation quota share agreement whereby Delaware Atlantic cedes 70% of that business. The Mutual Company and Pioneer have an excess of loss reinsurance agreement in which the Mutual Company assumes up to $200,000 of losses in excess of $50,000. The Mutual Company and Pioneer also have an aggregate excess of loss reinsurance agreement, entered into as part of the sale of Pioneer from the Mutual Company to the Company, in which the Mutual Company agrees to assume the adverse loss development of claims with dates of loss prior to December 31, 1996, as developed through December 31, 1998, and to assume losses in excess of a 60% loss ratio through December 31, 1998. The Mutual Company and Southern have an excess of loss reinsurance agreement in which the Mutual Company assumes up to $25,000 of losses in excess of $100,000 and a quota share agreement whereby Southern cedes 50% of its direct business less certain reinsurance to the Mutual Company. Southern, Delaware Atlantic and Pioneer each have retrocessional reinsurance agreements effective July 1, 1996 with the Mutual Company, under which they cede, and then assume back, 100% of their business net of other reinsurance.

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

Investments

          DGI's return on invested assets is an important element of its financial results. Currently, the investment objective is to maintain a widely diversified fixed maturities portfolio structured to maximize after-tax investment income while minimizing credit risk through investments in high quality instruments. At December 31, 1998, all debt securities were rated investment grade with the exception of one unrated obligation of $10,000, and the investment portfolio did not contain any mortgage loans or any non-performing assets.

          The following table shows the composition of the debt securities investment portfolio (at carrying value), excluding short-term investments, by rating as of December 31, 1998:

                                                  December 31, 1998
                                               -----------------------
Rating(1)                                      Amount          Percent
---------                                      ------          -------

                                               (dollars in thousands)


U.S. Treasury and U.S. agency
  agency securities(2) ......................   $104,188         47.8%

Aaa or AAA ..................................     61,786         28.4

Aa or AA ....................................     36,486         16.8

A ...........................................     15,138          7.0

BBB..........................................        102           --

Not rated(3) ................................         10           --
                                                --------          ---

  Total .....................................   $217,710          100%
                                                ========          ===

----------

(1) Ratings assigned by Moody's Investors Services, Inc. or Standard & Poor's Corporation.

(2)  Includes mortgage-backed securities of $22,563.

(3) Represents one unrated obligation of The Lancaster County Hospital Authority Mennonite Home Project, which management of DGI believes to be equivalent to investment grade securities with respect to repayment risk.

          DGI invests in both taxable and tax-exempt securities as part of its strategy to maximize after-tax income. Such strategy considers, among other factors, the alternative minimum tax. Tax-exempt securities made up approximately 34.1%, 34.3% and 36.4% of the total investment portfolio at December 31, 1998, 1997 and 1996, respectively.

          The following table shows the classification of the investments (at carrying value) of DGI and its subsidiaries at December 31, 1998, 1997 and 1996.

                                                        December 31,
                               --------------------------------------------------------
                                     1998                1997              1996
                               ----------------   -----------------  ------------------
                                        Percent             Percent             Percent
                                          of                  of                  of
                               Amount    Total    Amount     Total   Amount      Total
                               ------    -----   -------     -----   ------      -----
                                                 (dollars in thousands)
Fixed maturities(1):
 Held to maturity:
  U.S. Treasury
  securities and
  obligations of
  U.S. government
  corporations
  and agencies ..........   $ 32,891     12.9%   $ 41,450     20.2%   $38,64      20.1%

Obligations of
  states and
  political
  subdivisions ..........     66,941     26.2      57,621     28.1    57,095      29.6

Corporate
 securities..............      9,131      3.6       7,250      3.5     5,917       3.1

Mortgage-backed
 securities..............     18,221      7.1      10,925      5.4    12,680       6.6
                            --------    -----    --------    -----  --------     -----
Total held to
 maturity ...............    127,184     49.8     117,246     57.2   114,339      59.4
                            --------    -----    --------    -----  --------     -----
Available for sale:
 U.S. treasury
  securities and
  obligations of U.S.
  government
  corporations
  and agencies ...........    55,439     21.8      40,197     19.6    35,507      18.4

Obligations of states
 and political
 subdivisions ...........     19,957      7.8      12,762      6.2    12,987       6.8

Corporate securities ....     10,787      4.2       3,252      1.6     3,436       1.8

Mortgage-backed
 securities .............      4,342      1.7       1,520      0.8     1,606       0.8
                            --------    -----    --------    -----  --------     -----

Total available
 for sale ...............     90,525     35.5      57,731     28.2    53,536      27.8
                            --------    -----    --------    -----  --------     -----
Total fixed
 maturities .............    217,709     85.3     174,977     85.4   167,875      87.2



Equity securities(2) ....      6,764      2.7       7,275      3.5     3,143       1.6


Short-term investments(3)     30,522     12.0      22,713     11.1    21,471      11.2
                            --------    -----    --------    -----  --------     -----
Total investments .......   $254,995    100.0%   $204,965    100.0% $192,489     100.0%
                            ========    =====    ========    =====  ========     =====


(1) The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting For Certain Investments in Debt and Equity Securities." See Notes 1 and 4 to the Consolidated Financial Statements incorporated by reference herein. Fixed maturities held to maturity are valued at amortized cost; those fixed maturities available for sale are valued at fair value. Total fair value of fixed maturities held to maturity was $131,633,299 at December 31, 1998, $120,882,886 at December 31, 1997 and $116,264,317 at December 31, 1996.
     The amortized cost of fixed maturities available for sale was $89,089,995 at December 31, 1998, $56,922,342 at December 31, 1997 and $53,264,748 at
     December 31, 1996.

(2) Equity securities are valued at fair value. Total cost of equity securities was $6,206,735 at December 31, 1998, $6,551,020 at December 31, 1997 and
     $2,774,946 at December 31, 1996.

(3)  Short-term investments are valued at cost, which approximates market.

          The following table sets forth the maturities (at carrying value) in the fixed maturity and short-term investment portfolio at December 31, 1998, December 31, 1997 and December 31, 1996.

                                                                   December 31,
                                        ---------------------------------------------------------------
                                             1998                   1997                 1996
                                        ----------------     ----------------     ------------------
                                                  Percent              Percent               Percent
                                                    of                   of                     of
                                        Amount     Total      Amount    Total      Amount     Total
                                        ------    -----      -------   -----       ------     -----
                                                 (dollars in thousands)

Due in:(1)
One year or less ..................   $ 47,760      19.2%   $ 36,013      18.2%   $ 34,836     18.4%
Over one year
  through three years .............     31,964      12.9      30,910      15.6      26,392     13.9
Over three years
  through five years ..............     23,139       9.3      20,303      10.3      21,163     11.2
Over five years
  through ten years ...............     78,061      31.4      65,122      32.9      45,370     24.0
Over ten years
  through ffiteen years ...........     37,940      15.3      32,384      16.4      46,248     24.4
Over fifteen years ................      6,805       2.8         513       0.3       1,051      0.6
Mortgage-backed
  securities ......................     22,563       9.1      12,445       6.3      14,286      7.5
                                      --------     -----    --------      ----    --------    -----
                                      $248,232     100.0%   $197,690     100.0%   $189,346    100.0%
                                      ========     =====    ========     =====    ========    =====

----------
(1) Based on stated maturity dates with no prepayment assumptions. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

          As shown above, the Company held investments in mortgage-backed securities having a carrying value of $22,563 at December 31, 1998. Included in these investments are collateralized mortgage obligations ("CMOs") with a carrying value of $22,287 at December 31, 1998. The Company has attempted to reduce the prepayment risks associated with mortgage-backed securities by investing approximately 99%, as of December 31, 1998, of the Company's holdings of CMOs in planned amortization and very accurately defined tranches. Such investments are designed to alleviate the risk of prepayment by providing predictable principal prepayment schedules within a designated range of prepayments. If principal is repaid earlier than originally anticipated, investment yields may decrease due to reinvestment of the proceeds at lower current interest rates and capital gains or losses may be realized since the book value of securities purchased at premiums or discounts may be different from the prepayment amount.

          Investment results of DGI and its subsidiaries for the years ended December 31, 1998, 1997 and 1996 are shown in the following table:

                                      Year Ended December 31,
                                   -----------------------------
                                   1998        1997         1996
                                   ----        ----         ----
                                      (dollars  in thousands)

Invested assets(1).............  $208,304    $202,283     $183,401
Investment income(2)...........    11,998      11,507       10,799
Average yield..................       5.6%        5.7%         5.9%
----------------
(1) Average of the aggregate invested amounts at the beginning and end of the period, including cash.

(2) Investment income is net of investment expenses and does not include realized investment gains or losses or provision for income taxes.

A.M. Best Rating

          In 1998, the A.M. Best rating of the Mutual Company, Atlantic States, Southern, Delaware Atlantic and Pioneer was "A", based upon their respective current financial conditions and historical statutory results of operations. Southern Heritage, which DGI acquired in November 1998, currently has a Best rating of B++. Management believes that this Best rating is an important factor in marketing DGI's products to its agents and customers. Best's ratings are industry ratings based on a comparative analysis of the financial condition and operating performance of insurance companies as determined by their publicly available reports. Best's classifications are A++ and A+ (Superior), A and A- (Excellent), B++ and B+ (Very Good), B and B- (Good), C++ and C+ (Fair), C and C- (Marginal), D (below minimum standards) and E and F (Liquidation). Best's ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors. According to Best, an "excellent" rating is assigned to those companies which, in Best's opinion, have achieved excellent overall performance when compared to the norms of the property and casualty insurance industry and have generally demonstrated a strong ability to meet policyholder and other contractual obligations.

Regulation

          Insurance companies are subject to supervision and regulation in the states in which they transact business. Such supervision and regulation relates to numerous aspects of an insurance company's business and financial condition. The primary purpose of such supervision and regulation is the protection of policyholders. The extent of such regulation varies, but generally derives from state statutes which delegate regulatory, supervisory and administrative authority to state insurance departments. Accordingly, the authority of the state insurance departments includes the establishment of standards of solvency that must be met and maintained by insurers, the licensing to do business of insurers and agents, the nature of and limitations on investments, premium rates for property and casualty insurance, the provisions which insurers must make for current losses and future liabilities, the deposit of securities for the benefit of policyholders, the approval of policy forms, notice requirements for the cancellation of policies and the approval of certain changes in control. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies.

          In addition to state-imposed insurance laws and regulations, in December 1993 the National Association of Insurance Commissioners (the "NAIC") adopted a risk-based capital system for assessing the adequacy of statutory capital and surplus which augments the states' current fixed dollar minimum capital requirements for insurance companies. At December 31, 1998, DGI's insurance subsidiaries each exceeded the required levels of capital. There can be no assurance that the capital requirements applicable to DGI's insurance subsidiaries will not increase in the future.

          The states in which Atlantic States (Pennsylvania, Maryland and Delaware), the Mutual Company (Pennsylvania, Ohio, Maryland, New York, Virginia, Delaware and North Carolina), Southern (Virginia and Pennsylvania), Delaware Atlantic (Delaware, Maryland and Pennsylvania), Pioneer (Ohio and Pennsylvania) and Southern Heritage (Alabama, Arkansas, Florida, Georgia, Illinois, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Virginia) do business have guaranty fund laws under which insurers doing business in such states can be assessed on the basis of premiums written by the insurer in that state in order to fund policyholder liabilities of insolvent insurance companies. Under these laws in general, an insurer is subject to assessment, depending upon its market share of a given line of business, to assist in the payment of policyholder claims against insolvent insurers. The Mutual Company, Atlantic States, Southern, Delaware Atlantic, Pioneer and Southern Heritage have made accruals for their portion of assessments related to such insolvencies based upon the most current information furnished by the guaranty associations. During 1998, the Company received an assessment from the Pennsylvania Insurance Guaranty Association totaling $1.3 million relating to the insolvency of two medical malpractice insurers. For 1996 and 1997, assessments paid by the Company were not material.

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

          All transactions within the holding company system affecting the Mutual Company and the Company's insurance subsidiaries must be fair and equitable. Approval of the applicable insurance commissioner is required prior to consummation of transactions affecting the control of an insurer. In some states, including Pennsylvania, the acquisition of 10% or more of the outstanding capital stock of an insurer or its holding company is presumed to be a change in control. Pursuant to an order issued in October 1998, the Pennsylvania Insurance Department has approved the Mutual Company's ownership of up to 65% of the outstanding Common Stock of DGI. These laws also require notice to the applicable insurance commissioner of certain material transactions between an insurer and any person in its holding company system and, in some states, certain of such transactions cannot be consummated without the prior approval of the applicable insurance commissioner.

          The Company's insurance subsidiaries are restricted by the insurance laws of their respective states of domicile as to the amount of dividends or other distributions they may pay to the Company without the prior approval of the respective state regulatory authorities. Generally, the maximum amount that may be paid by an insurance subsidiary during any year after notice to, but without prior approval of, the insurance commissioners of these states is limited to a stated percentage of that subsidiary's statutory capital and surplus as of a certain date, or the net income or net investment income not including realized capital gains of the subsidiary for the preceding year. As of December 31, 1998, amounts available for payment of dividends in 1999 without the prior approval of the various insurance commissioners were $6,480,524 from Atlantic States, $638,832 from Southern, $1,085,807 from Delaware Atlantic, $530,035 from Pioneer and $1,580,564 from Southern Heritage. See Note 12 to the Consolidated Financial Statements incorporated by reference herein.

The Mutual Company

          The Mutual Company, which was organized in 1889, has a Best rating of A (Excellent). At December 31, 1998, the Mutual Company had admitted assets of $182,704,688 and policyholders' surplus of $98,549,558. At December 31, 1998, the Mutual Company had no debt and, of its total liabilities of $84,155,130, reserves for net losses and loss expenses accounted for $46,442,067 and unearned premiums accounted for $23 million. Of the Mutual Company's investment portfolio of $137,594,316 at December 31, 1998, investment-grade bonds accounted for $40,356,021, cash and short-term investments accounted for $2 million and mortgages accounted for $7,940,878. At December 31, 1998, the Mutual Company owned 4,918,364 shares of the Company's Common Stock, which were carried on the Mutual Company's books at $76,849,434. The foregoing financial information is presented on the statutory basis of accounting.

Employees

          As of December 31, 1998, the Mutual Company had 372 employees. The Mutual Company's employees provide a variety of services to DGI, Atlantic States, Delaware Atlantic, Southern, Pioneer and Southern Heritage as well as to the Mutual Company and its subsidiaries. As of December 31, 1998, Southern Heritage had 69 employees.

Item 2. Properties.

          DGI shares headquarters with the Mutual Company in a building owned by the Mutual Company. The Mutual Company charges DGI for an appropriate portion of the building expenses under an intercompany allocation agreement which is consistent with the terms of the pooling agreement. The headquarters of the Mutual Company has approximately 163,500 square feet of office space. Southern has a facility of approximately 10,000 square feet in Glen Allen, Virginia, which it owns. Delaware Atlantic has a facility of approximately 3,000 square feet in Wilmington, Delaware, which it leases. Pioneer has a facility of approximately 10,000 square feet in Greenville, Ohio, which it owns. Southern Heritage has a facility of approximately 14,000 square feet in Duluth, Georgia, which it leases.

Item 3. Legal Proceedings.

          DGI is a party to numerous lawsuits arising in the ordinary course of its insurance business. DGI believes that the resolution of these lawsuits will not have a material adverse effect on its financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

          No matter was submitted to a vote of holders of the Company's Common Stock during the fourth quarter of 1998.

Executive Officers of the Company

     Name            Age              Position
     ----            ---              --------
Donald H. Nikolaus   56    President and Chief Executive Officer since 1981

Ralph G. Spontak     46    Senior Vice President since 1991; Chief Financial Officer
                           and Vice President since 1983; Secretary since 1988

Cyril J. Greenya     54    Senior Vice President - Commercial Underwriting since 1997;
                           Vice President - Commercial Underwriting for five years
                           prior thereto; Manager - Commercial Underwriting for nine
                           years prior thereto

Frank J. Wood        65    Senior Vice President - Marketing since 1997; Vice-President -
                           Marketing for nine years prior thereto; Manager - Marketing for one year prior thereto


James B. Price       63    Senior Vice President - Claims since 1997; Vice President -
                           Claims for 25 years prior thereto

Robert G. Shenk      46    Senior Vice President - Claims since 1997; Vice President -
                           Claims for five years prior thereto

William H. Shupert   72    Senior Vice President - Underwriting since 1991; Vice
                           President - Underwriting for 18 years prior thereto

Daniel J. Wagner     38    Treasurer since 1993; Controller for five years prior thereto

                                      PART II


Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.

          The response to this Item is incorporated in part by reference to page 33 of the Company's Annual Report to Stockholders for the year ended December 31, 1998, which is included as Exhibit (13) to this Form 10-K Report. As of March 15, 1999, the Company had approximately 566 holders of record of its Common Stock. The Company declared dividends of $.2925 per share in 1997 and $.3375 per share in 1998.

Item 6.   Selected Financial Data.

          The response to this Item is incorporated by reference to page 1 of the Company's Annual Report to Stockholders for the year ended December 31, 1998, which is included as Exhibit (13) to this Form 10-K Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The response to this Item is incorporated by reference to pages 12 through 15 of the Company's Annual Report to Stockholders for the year ended December 31, 1998, which is included as Exhibit (13) to this Form 10-K Report.

Item 8.   Financial Statements and Supplementary Data.

          The response to this Item is incorporated by reference to pages 16 through 30 of the Company's Annual Report to Stockholders for the year ended December 31, 1998, which is included as Exhibit (13) to this Form 10-K Report.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

          None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

          The response to this Item with respect to the Company's directors is incorporated by reference to pages 7 through 10 of the Company's proxy statement relating to the Company's annual meeting of stockholders to be held April 15, 1999. The response to this Item with respect to the Company's executive officers is incorporated by reference to Part I of this Form 10-K Report.

Item 11.  Executive Compensation.

          The response to this Item is incorporated by reference to pages 10 through 15 of the Company's proxy statement relating to the Company's annual meeting of stockholders to be held April 15, 1999, except for the Compensation Committee Report and the Performance Graph, which are not incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          The response to this Item is incorporated by reference to pages 2 through 4 of the Company's proxy statement relating to the Company's annual meeting of stockholders to be held April 15, 1999.

Item 13.  Certain Relationships and Related Transactions.

          The response to this Item is incorporated by reference to pages 4 through 6 and page 14 of the Company's proxy statement relating to the Company's annual meeting of stockholders to be held April 15, 1999.

                                      PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          (a) Financial statements, financial statement schedules and exhibits filed:

            (1)  Consolidated Financial Statements
                                                                    Page*
                                                                    -----

            Report of Independent Auditors.........................    31

            Donegal Group Inc. and Subsidiaries:
              Consolidated Balance Sheets as of December 31, 1998
                and 1997 ..........................................    16
              Consolidated Statements of Income for the three years
                ended December 31, 1998, 1997 and 1996 ............    17
              Consolidated Statements of Stockholders' Equity for
                the three years ended December 31, 1998, 1997 and
                1996...............................................    18
              Consolidated Statements of Cash Flows for the three
                years ended December 31, 1998, 1997 and 1996.......    19
             Notes to Consolidated Financial Statements............ 20-30

            (2) Financial Statement Schedules
                                                                     Page
                                                                     ----
            Donegal Group Inc. and Subsidiaries:

            Independent Auditors' Consent and Report on Schedules.. Exhibit 23
            Schedule I.  Summary of Investments - Other than
                         Investments in Related Parties............    31
            Schedule II. Condensed Financial Information of
                         Parent Company............................    32
            Schedule III Supplementary Insurance Information.......    35
            Schedule IV. Reinsurance...............................    37
            Schedule VI. Supplemental Insurance Information
                         Concerning Property and Casualty
                         Subsidiary................................    38

          All other schedules have been omitted since they are not required, not applicable or the information is included in the financial statements or notes thereto.

------------------
* Refers to the respective page of Donegal Group Inc.'s 1998 Annual Report to Stockholders. The Consolidated Financial Statements and Notes to Consolidated Financial Statements and Auditor's Report thereon on pages 16 through 31 are incorporated herein by reference. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item and Items 5, 6, 7 and 8, such Annual Report shall not be deemed filed as part of this Form 10-K Report or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

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

(10)(D)        Donegal Group Inc. Employee Stock               (c)
               Purchase Plan, as amended

(10)(E)        Donegal Group Inc. Equity Incentive             (c)
               Plan, as amended

(10)(F)        Donegal Group Inc. Agency                       (j)
               Stock Purchase Plan

(10)(G)        Donegal Group Inc. Amended and                  filed herewith
               Restated 1996 Equity Incentive
               Plan

(10)(H)        Donegal Group Inc. Amended                      (i)
               and Restated 1996 Equity Incentive
               Plan for Directors

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

(10)(Q)        Credit Agreement dated as of December 29,       (g)
               1995 between Donegal Group Inc. and Fleet
               National Bank of Connecticut

(10)(R)        Stock Purchase Agreement dated as of            (g)
               December 21, 1995 between Donegal Mutual
               Insurance Company and Donegal Group Inc.

(10)(S)        Donegal Group Inc. 1996 Employee Stock          (h)
               Purchase Plan

(10)(T)        Reinsurance and Retrocession Agreement          (b)
               dated May 21, 1996 between Donegal Mutual
               Insurance Company and Pioneer Insurance
               Company

(10)(U)        Reinsurance and Retrocession Agreement          (b)
               dated May 21, 1996 between Donegal
               Mutual Insurance Company and
               Delaware American Insurance Company

(10)(V)        Reinsurance and Retrocession Agreement          (b)
               dated May 21, 1996 between Donegal
               Mutual Insurance Company and Southern
               Insurance Company of Virginia

(10)(W)        Stock Purchase Agreement dated as of
               May 14, 1998 between Donegal Group Inc.
               and Southern Heritage Limited Partnership       (k)

(10)(X)        Amendment dated November 17, 1998 to            (k)
               Stock Purchase Agreement dated as of
               May 14, 1998 between Donegal Group Inc.
               and Southern Heritage Limited Partnership

(10)(Y)        Amended and Restated Credit Agreement           (k)
               dated as of July 27, 1998 among
               Donegal Group Inc., the banks and other
               financial institutions from time to time party thereto and Fleet National Bank, as Agent

(13)           1998 Annual Report to Stockholders              filed herewith
               (electronic filing contains only those
               portions incorporated by reference into
               this Form 10-K report)

(20)           Proxy Statement relating to the Annual          (l)
               Meeting of Stockholders to be held on

               April 15, 1999, provided, however, that the Compensation Committee Report and the Performance Graph shall not be deemed filed as part of this Form 10-K Report

(21)           Subsidiaries of Registrant                      filed herewith

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

(i) Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form 10-K Report for the year ended December 31, 1997.

(j) Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form S-2 Registration
     Statement No. 333-06787 declared effective August 1, 1996.

(k) Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form 8-K Report dated
     November 17, 1998.

(l) Such exhibit is hereby incorporated by reference to the Registrant's definitive proxy statement filed March 22, 1999.

                       DONEGAL GROUP INC. AND SUBSIDIARIES

                       SCHEDULE I - SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES

                                December 31, 1998

                                                          Amount at Which
                                            Fair           Shown in the
                                 Cost       Value          Balance Sheet
                                 ----       -----          -------------
Fixed Maturities:
 Held to maturity:
  United States government
  and governmental agencies
  and authorities including
  obligations of states and
  political subdivisions.....   $ 99,832    $103,766           $ 99,832
  All other corporate
   bonds.....................      9,131       9,550              9,131
  Mortgage-backed
   securities................     18,221      18,317             18,221
                                --------   ---------          ---------
 Total fixed maturities
  held to maturity...........    127,184     131,633            127,184
                                --------   ---------          ---------
 Available for sale:
  United States government
  and governmental agencies
  and authorities including
  obligations of states
  and political
  subdivisions...............     74,116      75,397             75,396
  All other corporate
   bonds.....................     10,643      10,787             10,787
  Mortgage-backed
   securities................      4,331       4,342              4,342
                                --------   ---------          ---------
  Total fixed maturities
   available for sale........     89,090      90,526             90,525
                                --------   ---------          ---------
  Total fixed maturities.....    216,274     222,159            217,709
                                --------   ---------          ---------
 Equity Securities:
  Preferred stocks
  Public utilities...........        250         250                250
  Banks......................      2,713       2,801              2,801
  Industrial and
   miscellaneous.............        987       1,022              1,022
                                --------   ---------          ---------
  Total preferred stocks.....      3,950       4,073              4,073
                                --------   ---------          ---------
 Common stocks
  Public utilities...........         57          56                 56
  Banks and insurance
   companies.................        308         852                852
  Industrial and
   miscellaneous.............      1,892       1,783              1,783
                                --------   ---------          ---------
  Total common stocks........      2,257       2,691              2,691
                                --------   ---------          ---------
  Total equity securities....      6,207       6,764              6,764
                                --------   ---------          ---------
Short-term investments.......     30,522      30,522             30,522
                                --------   ---------          ---------
 Total investments...........   $253,003    $259,445           $254,995
                                ========   =========          =========

                       DONEGAL GROUP INC. AND SUBSIDIARIES

         SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

                            Condensed Balance Sheets
                                ($ in thousands)
                           December 31, 1998 and 1997

                                   ASSETS


                                                     1998             1997
                                                     ----             ----

       Investment in subsidiaries
         (equity method)                           $134,441          $ 99,857
       Short-term investments, at cost,
          which approximates market                       3                 3
       Cash                                             599               730
       Property and equipment                         2,276             2,139
       Goodwill                                         121                --
       Current income taxes                             568               243
       Loan costs                                       254               205
       Other receivables                              1,178                --
                                                  ---------          --------
           Total assets                            $139,440          $103,177
                                                  =========          ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                                     1998              1997
                                                     ----              ----
       Cash dividends declared to
         stockholders                              $    708          $    604
       Accounts payable and accrued
         expenses                                       277               208
       Deferred income taxes                            324               268
       Line of credit                                37,500            10,500
                                                   --------           -------
           Total liabilities                         38,809            11,580
       Stockholders' equity
         Preferred stock, $1.00 par value,
           authorized 1,000,000 shares, none
           issued
         Common stock, $1.00 par value,
           authorized 15,000,000 shares, issued
           8,325,221 and 6,122,431 shares and
           outstanding 8,202,933 and 6,030,715
           shares                                     8,325             6,123
       Additional paid-in capital                    41,271            38,932
       Accumulated other comprehensive income
       Retained earnings, including equity in
         undistributed net income of subsidiaries     1,316             1,012
          ($64,922 and $56,082)                      50,611            46,422
         Treasury stock, at cost                       (892)             (892)
                                                   --------          --------
       Total stockholders' equity                   100,631            91,597
                                                   --------          --------
       Total liabilities and stockholders'
         equity                                    $139,440          $103,177
                                                   ========          ========

                       DONEGAL GROUP INC. AND SUBSIDIARIES

         SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

                         Condensed Statements of Income
                                ($ in thousands)

                  Years ended December 31, 1998, 1997 and 1996

                                          1998           1997       1996
                                          ----           ----       ----
       Revenues

          Dividends-subsidiary         $1,000             $950       $  0
          Lease income                    754              643        541
          Investment income                22               15         31
                                       ------          -------     ------
             Total revenues             1,776            1,608        572

      Expenses

       Operating Expenses                 718              643        548
       Interest                         1,293            1,022        416
                                       ------          -------     ------
             Total expenses             2,011            1,665        964
                                       ------          -------     ------
      Loss before income tax
        benefit and equity in
        undistributed net
        income of subsidiaries           (235)             (57)      (392)

      Income tax benefit                 (413)            (346)      (533)
                                       ------          -------     ------

      Income before equity in
        undistributed net income
        of subsidiaries                   178              289        141

      Equity in undistributed
        net income of subsidiaries      8,840           10,352      8,417
                                       ------          -------     ------
      Net income                       $9,018          $10,641     $8,558
                                       ======          =======     ======

                       DONEGAL GROUP INC. AND SUBSIDIARIES

              SCHEDULE II - CONDENSED INFORMATION OF PARENT COMPANY

                       Condensed Statements of Cash Flows
                                ($ in thousands)
                  Years ended December 31, 1998, 1997 and 1996

                                                             1998       1997        1996
                                                           --------   --------    -------
Cash flows from operating activities:
   Net income                                              $  9,018   $ 10,641    $ 8,558
                                                           --------   --------    -------
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Equity in undistributed net income of
       subsidiaries                                          (8,840)   (10,352)    (8,417)
     Change in accounts payable and accrued
       expenses                                                  35         34       (143)
     Depreciation and amortization                              491        401        309
     Change in deferred income tax                               56          2         16
     Change in current income tax receivable                   (325)       (85)       183
     Change in other receivables                             (1,178)        30          8
                                                           --------   --------    -------
     Net adjustments                                         (9,761)    (9,970)    (8,044)
                                                           --------   --------    -------
   Net cash provided by (used in) operating activities         (743)       671        514
                                                           --------   --------    -------

Cash flows from investing activities:
   Net sales (purchases) of short-term investments           (5,280)         4      1,110
   Net purchase of property and equipment                      (564)    (1,251)      (203)
   Capital contribution to subsidiaries                      (2,000)       ---     (5,000)
   Acquisition of Southern Heritage                         (18,361)       ---        ---
   Acquisition of Delaware Atlantic                             ---        ---       (202)
                                                           --------   --------    -------
   Net cash provided by (used in) investing activities      (26,205)    (1,247)    (4,295)
                                                           --------   --------    -------

Cash flows from financing activities:
   Cash dividends paid                                       (2,664)    (2,252)    (1,879)
   Issuance of common stock                                   2,481      1,131      2,512
   Purchase of treasury stock                                   ---        ---        (72)
   Line of credit, net                                       27,000      2,000      3,500
                                                           --------   --------    -------
   Net cash provided by (used in) financing activities       26,817        879      4,061
                                                           --------   --------    -------

Net change in cash                                             (131)       303        280
     Cash beginning                                             730        427        147
                                                           --------   --------    -------
     Cash ending                                           $    599   $    730    $   427
                                                           ========   ========    =======

                       DONEGAL GROUP INC. AND SUBSIDIARIES

               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

                                                                      Amortization
                                                          Net         of Deferred
                          Net             Net            Losses         Policy            Other            Net
                        Earned         Investment       and Loss      Acquisition      Underwriting      Premiums
     Segment           Premiums          Income         Expenses         Costs           Expenses        Written
     -------           --------        ----------       --------      ------------     ------------      --------

   Year Ended
December 31, 1998
-----------------

Personal Lines         $ 71,676         $ ---           $49,141         $12,614          $14,052         $ 73,070
Commercial Lines         44,493           ---            24,026           6,876            7,660           45,084
Investments               ---            11,998           ---             ---              ---              ---
                       --------         -------         -------         -------          -------         --------
                       $116,169         $11,998         $73,167         $19,490          $21,712         $118,154
                       ========         =======         =======         =======          =======         ========


   Year Ended
December 31, 1997
-----------------

Personal Lines         $ 61,600         $ ---           $41,074         $11,578          $10,564         $ 63,525
Commercial Lines         45,702           ---            26,583           7,118            6,495           44,081
Investments               ---            11,507           ---             ---              ---              ---
                       --------         -------         -------         -------          -------         --------
                       $107,302         $11,507         $67,657         $18,696          $17,059         $107,606
                       ========         =======         =======         =======          =======         ========


   Year Ended
December 31, 1996
-----------------

Personal Lines         $ 58,356         $ ---           $45,822         $10,286          $ 9,588         $ 60,788
Commercial Lines         46,171           ---            24,599           6,746            6,289           48,427
Investments               ---            10,799           ---             ---              ---              ---
                       --------         -------         -------         -------          -------         --------
                       $104,527         $10,799         $70,421         $17,032          $15,877         $109,215
                       ========         =======         =======         =======          =======         ========


                                                                     (continued)

                       DONEGAL GROUP INC. AND SUBSIDIARIES

               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION


                                                                At December 31,
                         Deferred       Liability                 Other Policy
                          Policy       for Losses                 Claims and
                        Acquisition     and Loss    Unearned       Benefits
      Segment              Costs        Expenses    Premiums        Payable
      -------           -----------    ----------   --------    ---------------


    1998
    ----

Personal Lines           $ 7,648       $ 77,482     $63,916        $  --

Commercial Lines           3,686         63,927      30,807           --

Investments                 --             --          --             --
                         -------       --------     -------        -------

                         $11,334       $141,409     $94,723        $  --
                         =======       ========     =======        =======


    1997
    ----


Personal Lines           $ 4,732       $ 54,309     $39,972        $  --

Commercial Lines           3,716         63,803      31,396           --

Investments                 --             --          --             --
                         -------       --------     -------        -------

                         $ 8,448       $118,112     $71,368        $  --
                         =======       ========     =======        =======

                       DONEGAL GROUP INC. AND SUBSIDIARIES

                            SCHEDULE IV - REINSURANCE

                                           Ceded          Assumed                      Percentage
                            Gross          to Other      from Other         Net          Assumed
                            Amount        Companies       Companies        Amount        to Net
                            ------        ---------      ----------        ------      ----------

   Year Ended
December 31, 1998
-----------------

Property and
 casualty premiums        $61,173,134    $56,338,098    $111,333,956   $116,168,992         96%
                          ===========    ===========    ============   ============        ====


   Year Ended
December 31, 1997
-----------------

Property and
 casualty premiums        $51,753,477    $51,753,477    $107,302,168   $107,302,168        100%
                          ===========    ===========    ============   ============        ====


   Year Ended
December 31, 1996
-----------------

Property and
 casualty premiums        $49,802,516    $41,185,853    $ 95,910,375   $104,527,038         92%
                          ===========    ===========    ============   ============        ====

                       DONEGAL GROUP INC. AND SUBSIDIARIES

                SCHEDULE VI - SUPPLEMENTARY INSURANCE INFORMATION
                  CONCERNING PROPERTY AND CASUALTY SUBSIDIARIES



                                                        Discount,
                     Deferred           Liability        if any,
                      Policy           for Losses       Deducted
                    Acquisition         and Loss          from         Unearned
                       Costs            Expenses        Reserves       Premiums
                    -----------        ----------       ---------      --------

At December 31,

     1998           $11,334,301      $141,409,008       $  ---       $94,722,785
                    ===========      ============       =========    ===========

     1997           $ 8,448,060      $118,112,390       $  ---       $71,367,691
                    ===========      ============       =========    ===========




                                                                     (continued)

                       DONEGAL GROUP INC. AND SUBSIDIARIES

                SCHEDULE VI - SUPPLEMENTARY INSURANCE INFORMATION
                  CONCERNING PROPERTY AND CASUALTY SUBSIDIARIES

                                                         Losses and Loss
                                                       Expenses Related to      Amortization
                                                     ---------------------      of Deferred        Net
                          Net                          (1)            (2)         Policy        Paid Losses        Net
                        Earned       Investment      Current         Prior      Acquisition      and Loss        Premiums
                       Premiums        Income         Year           Years         Costs         Expenses         Written
                       --------      ----------      -------         -----      ------------    -----------      --------

   Year Ended
December 31, 1998    $116,168,992   $11,997,661    $75,463,085    $(2,296,000)   $19,490,000    $71,744,736    $118,153,817
                     ============   ===========    ===========    ===========    ===========    ===========    ============


  Year Ended
December 31, 1997    $107,302,168   $11,492,012    $69,040,518    $(1,384,000)   $18,696,000    $65,610,249    $107,604,989
                     ============   ===========    ===========    ===========    ===========    ===========    ============


  Year Ended
December 31, 1996    $104,527,038   $10,768,518    $73,211,924    $(2,791,000)   $17,032,000    $66,148,749    $109,169,176
                     ============   ===========    ===========    ===========    ===========    ===========    ============

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             DONEGAL GROUP INC.


Date:  March 30, 1999                        By: /s/ Donald H. Nikolaus
                                                 -------------------------------
                                                 Donald H. Nikolaus, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

          Signature                         Title                             Date
          ---------                         -----                             ----

/s/ Donald H. Nikolaus               President and a Director             March 30, 1999
-------------------------------      (principal executive officer)
Donald H. Nikolaus


/s/ Ralph G. Spontak                 Senior Vice President and            March 30, 1999
-------------------------------      Secretary (principal financial
Ralph G. Spontak                     and accounting officer)


/s/ Robert S. Bolinger               Director                             March 30, 1999
-------------------------------
Robert S. Bolinger


                                     Director                             March   , 1999
-------------------------------
Thomas J. Finley


/s/ Patricia A. Gilmartin            Director                             March 30, 1999
-------------------------------
Patricia A. Gilmartin


/s/ Philip H. Glatfelter, II         Director                             March 30, 1999
-------------------------------
Philip H. Glatfelter, II


/s/ C. Edwin Ireland                 Director                             March 30, 1999
-------------------------------
C. Edwin Ireland


                                     Director                             March   , 1999
-------------------------------
R. Richard Sherbahn


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

     (10)(D)          Donegal Group Inc. Employee Stock                  (c)
                      Purchase Plan, as amended

     (10)(E)          Donegal Group Inc. Equity Incentive                (c)
                      Plan, as amended

     (10)(F)          Donegal Group Inc. Agency                          (j)
                      Stock Purchase Plan

     (10)(G)          Donegal Group Inc. Amended and              filed herewith
                      Restated 1996 Equity Incentive
                      Plan

     (10)(H)          Donegal Group Inc. Amended and                     (i)
                      Restated 1996 Equity Incentive
                      Plan for Directors

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

     (10)(Q)          Credit Agreement dated as of December 29,          (g)
                      1995 between Donegal Group Inc. and Fleet
                      National Bank of Connecticut

     (10)(R)          Stock Purchase Agreement dated as of               (g)
                      December 21, 1995 between Donegal Mutual
                      Insurance Company and Donegal Group Inc.

     (10)(S)          Donegal Group Inc. 1996 Employee Stock             (h)
                      Purchase Plan

     (10)(T)          Reinsurance and Retrocession Agreement             (b)
                      dated May 21, 1996 between Donegal
                      Mutual Insurance Company and Pioneer
                      Insurance Company

     (10)(U)          Reinsurance and Retrocession Agree-                (b)
                      ment dated May 21, 1996 between
                      Donegal Mutual Insurance Company and
                      Delaware American Insurance Company

     (10)(V)          Reinsurance and Retrocession Agree-                (b)
                      ment dated May 21, 1996 between
                      Donegal Mutual Insurance Company and
                      Southern Insurance Company of Virginia

     (10)(W)          Stock Purchase Agreement dated                     (k)
                      as of May 14, 1998 between Donegal
                      Group Inc. and Southern Heritage
                      Limited Partnership


     (10)(X)          Amendment dated November 17, 1998                  (k)
                      to Stock Purchase Agreement dated
                      as of May 14, 1998 between Donegal
                      Group Inc. and Southern Heritage
                      Limited Partnership


     (10)(Y)          Amended and Restated Credit Agreement              (k)
                      dated as of July 27, 1998 among
                      Donegal Group Inc., the banks and
                      other financial institutions from
                      time to time party thereto and Fleet
                      National Bank, as Agent


     (13)             1998 Annual Report to Stockholders          filed herewith
                      (electronic filing contains only
                      those portions incorporated by
                      reference into this Form 10-K
                      report)

     (20)             Proxy Statement relating to the Annual             (l)
                      Meeting of Stockholders to be held on
                      April 15, 1999, provided, however, that the Compensation Committee Report and the
                      Performance Graph shall not be deemed filed as part of this Form 10-K Report

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

(i)  Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form 10-K Report for the year ended December 31, 1997.

(j)  Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form S-2 Registration Statement No. 333-06787 declared effective August 1, 1996.

(k)  Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form 8-K Report dated November 17, 1998.

(l) Such exhibit is hereby incorporated by reference to the Registrant's definitive proxy statement filed March 22, 1999.