Form 10-Q
period 1999-03-31
DONEGAL GROUP INC
filed 1999-05-14
CIK 800457

Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)
[x] Quarterly Report Pursuant to Section 13 of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1999

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

             1195 River Road, P.O. Box 302, Marietta, PA 17547-0302
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

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

                      Applicable Only to Corporate Issuers:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,266,859 shares of Common Stock, $1.00 par value, outstanding on April 30, 1999.

                          Part I. Financial Information

Item 1.  Financial Statements.

                       Donegal Group Inc. And Subsidiaries
                           Consolidated Balance Sheet


Assets                                                            March 31, 1999    December 31, 1998
                                                                  --------------    -----------------
Investments                                                          (Unaudited)
    Fixed maturities
       Held to maturity, at amortized cost                         $124,145,593         $127,183,788
       Available for sale, at market value                           87,037,344           90,525,855
    Equity securities, available for sale at market                  12,161,332            6,763,943
    Short-term investments, at cost, which
       approximates market                                           15,549,675           30,521,887
                                                                   ------------         ------------
          Total Investments                                         238,893,944          254,995,473
Cash                                                                  3,161,432            8,227,042
Accrued investment income                                             3,058,729            3,164,599
Premiums receivable                                                  20,365,502           19,824,894
Reinsurance receivable                                               51,008,386           48,339,223
Deferred policy acquisition costs                                    11,140,610           11,334,301
Federal income tax receivable                                           ---                  227,841
Deferred federal income taxes                                         3,974,913            3,536,692
Prepaid reinsurance premiums                                         27,996,876           27,203,111
Property and equipment, net                                           6,228,566            5,920,420
Accounts receivable - securities                                      ---                    329,299
Other                                                                 2,065,656            2,128,611
                                                                   ------------         ------------
          Total Assets                                             $367,894,614         $385,231,506
                                                                   ============         ============

Liabilities and Stockholders' Equity

Liabilities
    Losses and loss expenses                                       $142,974,241         $141,409,008
    Unearned premiums                                                94,668,936           94,722,785
    Accrued expenses                                                  4,063,649            4,821,594
    Drafts payable                                                    1,878,585            1,394,373
    Reinsurance balances payable                                      1,260,775            1,785,914
    Federal income tax payable                                          323,823           ---
    Cash dividend declared to stockholders                             ---                   708,513
    Line of credit                                                   15,000,000           37,500,000
    Accounts payable - securities                                     1,075,000              503,840
    Other                                                             1,161,980              884,392
    Due to affiliate - Other                                          2,896,606              870,083
                                                                   -------------        ------------
          Total Liabilities                                         265,303,595          284,600,502
                                                                    -----------          -----------
Stockholders' Equity
    Preferred stock, $1.00 par value, authorized
       1,000,000 shares; none issued
    Common stock, $1.00 par value, authorized 10,000,000 shares, issued 8,371,019 and 8,325,221 shares and outstanding
       8,248,731 and 8,202,933 shares                                 8,371,019            8,325,221
    Additional paid-in capital                                       41,813,463           41,271,322
    Accumulated other comprehensive income                              536,134            1,315,425
    Retained earnings                                                52,762,159           50,610,792
    Treasury stock                                                     (891,756)            (891,756)
                                                                   ------------         ------------
          Total Stockholders' Equity                                102,591,019          100,631,004
                                                                   ------------         ------------
          Total Liabilities and
              Stockholders' Equity                                 $367,894,614         $385,231,506
                                                                   ============         ============



          See accompanying notes to consolidated financial statements.

                       Donegal Group Inc. and Subsidiaries
                        Consolidated Statement of Income
                                   (Unaudited)

               For the three months ended March 31, 1999 and 1998

                                                             Three Months Ended March 31,
                                                             1999                    1998
                                                             ----                    ----
Revenues:
    Premiums earned                                       $51,836,183            $40,478,779
    Premiums ceded                                         15,742,212             13,274,235
                                                          -----------            -----------
       Net premiums earned                                 36,093,971             27,204,544
    Investment income, net of investment
       expenses                                             3,369,261              2,845,267
    Realized gain                                             (16,930)               311,793
    Lease income                                              197,137                183,064
    Service charge income                                     466,551                351,476
                                                          -----------            -----------
       Total Revenues                                      40,109,990             30,896,144
                                                          -----------            -----------

Expenses:
    Losses and loss expenses                               36,601,455             24,926,996
    Reinsurance recoveries                                 12,149,804              9,125,091
                                                          -----------            -----------
Net losses and loss expenses                               24,451,651             15,801,905
    Amortization of deferred policy
       acquisition costs                                    6,031,000              4,700,000
    Other underwriting expenses                             5,757,757              4,696,951
    Policy dividends                                          331,376                477,858
    Interest                                                  430,944                183,059
    Other expenses                                            382,387                421,809
                                                          -----------            -----------
       Total Expenses                                      37,385,115             26,281,582
                                                          -----------            -----------

    Income (loss) before income taxes                       2,724,875              4,614,562
Income taxes                                                  573,508              1,297,909
                                                          -----------            -----------
    Net income                                            $ 2,151,367            $ 3,316,653
                                                          ===========            ===========

Earnings per common share
    Basic                                                        $.26                   $.41
                                                                  ===                    ===
    Diluted                                                      $.26                   $.40
                                                                  ===                    ===



                        Statement of Comprehensive Income
                                   (Unaudited)

                   Three Months Ended March 31, 1999 and 1998

                                                             1999                    1998
                                                             ----                    ----
Net Income                                                $ 2,151,367            $ 3,316,653
                                                          -----------            -----------
Other comprehensive income (loss), net of tax
    Unrealized gains on securities:
       Unrealized holding gain arising
          during the period                                  (688,049)               343,502
Less: Reclassification adjustment for
          gains and (losses) included in
          Net income                                         ---                     (41,336)
                                                          -----------            ------------
Other comprehensive income (loss)                            (688,049)               302,166
                                                          -----------            -----------
Comprehensive income                                      $ 1,463,318            $ 3,618,819
                                                          ===========            ===========



          See accompanying notes to consolidated financial statements.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999



                              Common Stock                             Accumulated                                          Total
                              ------------             Additional      Other Com-                                          Stock-
                                                         Paid-In       prehensive        Retained       Treasury         holders'
                          Shares         Amount          Capital         Income          Earnings        Stock            Equity
                          ------         ------          -------         ------          --------       --------         --------
Balance,
  December 31, 1998      8,325,221     $8,325,221      $41,271,322     $1,315,425      $50,610,792      $(891,756)     $100,631,004

Issuance of
  Common Stock              45,798         45,798          542,141                                                          587,939

Net Income                                                                               2,151,367                        2,151,367

 Other Comprehensive
  Income                                                                 (779,291)                                         (779,291)
                         ---------     ----------      -----------     ----------      -----------      ---------      ------------

Balance,
 March 31, 1999          8,371,019     $8,371,019      $41,813,463     $  536,134      $52,762,159      $(891,756)     $102,591,019
                         =========     ==========      ===========     ==========      ===========      =========      ============



          See accompanying notes to consolidated financial statements.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
               For the three months ended March 31, 1999 and 1998



                                                                       Three months ended March 31,
                                                                     1999                 1998
                                                                     ----                 ----
Cash Flows from Operating Activities:
  Net income                                                      $ 2,151,367         $ 3,316,653
                                                                  -----------         -----------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                     211,460             114,373
  Realized investment (gain) loss                                      16,930            (311,793)
  Changes in Assets and Liabilities:
    Losses and loss expenses                                        1,565,233           1,008,614
    Unearned premiums                                                 (53,849)          1,905,731
    Premiums receivable                                              (540,608)           (700,623)
    Deferred acquisition costs                                        193,691            (196,952)
    Deferred income taxes                                             (45,404)             86,774
    Reinsurance receivable                                         (2,669,163)           (797,561)
    Prepaid reinsurance premiums                                     (793,765)         (1,498,494)
    Accrued investment income                                         105,870             198,404
    Due from affiliate                                              2,026,523             141,313
    Accounts payable reinsurance                                     (525,139)            (75,370)
    Current income taxes                                              551,664           1,212,008
  Other, net                                                           14,835            (788,247)
                                                                  -----------         -----------
Net adjustments                                                        58,278             298,177
                                                                  -----------         -----------
    Net cash provided by operating activities                       2,209,645           3,614,830
                                                                  -----------         -----------
Cash flows from investing activities:
  Purchase of fixed maturities
    Held to maturity                                               (2,774,667)         (5,391,567)
    Available for sale                                             (4,180,764)        (11,341,414)
  Purchase of equity securities, available for sale                (5,223,848)         (7,459,192)
  Maturity of fixed maturities
    Held to maturity                                               10,926,853           8,520,875
    Available for sale                                              1,500,000           3,200,000
  Sale of fixed maturities - available for sale                       ---                 535,765
  Sale of equity securities, available for sale                       565,850           2,394,367
  Purchase of property and equipment                                 (440,317)           (284,638)
  Net sales of short-term investments                              14,972,212          10,607,720
                                                                  -----------         -----------
    Net cash used in investing activities                          15,345,319             781,916
                                                                  -----------         -----------
Cash flows from financing activities:
    Cash dividends paid                                              (708,513)           (604,054)
    Issuance of common stock                                          587,939             527,823
    Line of credit, net                                           (22,500,000)         (5,500,000)
                                                                  ------------        -----------
Net cash provided by (used in)
    financing activities                                          (22,620,574)         (5,576,231)
                                                                  -----------          ----------

    Net decrease in cash                                           (5,065,610)         (1,179,485)
    Cash at beginning of year                                       8,227,042           3,413,315
                                                                  -----------         -----------
    Cash at end of quarter                                        $ 3,161,432         $ 2,233,830
                                                                  ===========         ===========

    Cash paid during period     - Interest                        $   417,304         $     2,711
                                - Income taxes                    $         0         $   112,045



          See accompanying notes to consolidated financial statements.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                                   (Unaudited)
               Summary Notes to Consolidated Financial Statements

1 -- Organization

     Donegal Group Inc. (the "Company") was organized as a regional insurance holding company by Donegal Mutual Insurance Company (the "Mutual Company") on August 26, 1986 and operates in the Mid-Atlantic and Southern states through its wholly-owned stock insurance companies, Atlantic States Insurance Company ("Atlantic States"), Southern Heritage Insurance Company ("Southern Heritage"), Southern Insurance Company of Virginia ("Southern"), Delaware Atlantic Insurance Company ("Delaware"), Pioneer Insurance Company ("Pioneer") ( collectively "Insurance Subsidiaries"). The Company has three operating segments: the investment function, the personal lines of insurance and the commercial lines of insurance. Products offered in the personal lines of insurance consist primarily of homeowners and private passenger automobile policies. Products offered in the commercial lines of insurance consist primarily of commercial automobile, commercial multiple peril and workers' compensation policies. The Insurance Subsidiaries are subject to regulation by Insurance Departments in those states in which they operate and undergo periodic examinations by those departments. The Insurance Subsidiaries are also subject to competition from other insurance companies in their operating areas. Atlantic States participates in an inter-company pooling arrangement with the Mutual Company and assumes 65% of the pooled business. Southern cedes 50% of its business to the Mutual Company and Delaware cedes 70% of its Workers' Compensation business to the Mutual Company. At March 31, 1999, the Mutual Company held 60% of the outstanding common stock of the Company.

     In addition to the Company's Insurance Subsidiaries, it also owns all of the outstanding stock of Atlantic Insurance Services, Inc. ("AIS"), an insurance services organization currently providing inspection and policy auditing information on a fee-for-service basis to its affiliates and the insurance industry.


2 -- Basis of Presentation

     The financial information for the interim period included herein is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary to a fair presentation of the financial position, results of operations and cash flow for the interim period included herein. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of results of operations to be expected for the twelve months ended December 31, 1999.

     These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

3 -- Earnings Per Share

     The computation of basic and diluted earnings per share is as follows:


                                                             Weighted
                                                              Average           Earnings
                                             Net              Shares              Per
                                           Income           Outstanding          Share
                                           ------           -----------        ---------
Three Months Ended March 31:

1999
----
       Basic                             $2,151,367           8,237,582          $ .26
       Effect of stock options               ---                 ---              ---
                                         ----------           ---------          -----
       Diluted                           $2,151,367           8,237,582          $ .26
                                         ----------           ---------          -----


1998
----
       Basic                             $3,316,653           8,186,855          $ .41
       Effect of stock options               ---                100,125           (.01)
                                         ----------           ---------          -----
       Diluted                           $3,316,653           8,286,980          $ .40
                                         ----------           ---------          -----


4 -- The performance of the personal lines and commercial lines based upon underwriting results as determined under statutory accounting practices
     (SAP) for the total business of the Company.

     Financial data by segment is as follows:


                                                  1999                  1998
-------------------------------------------------------------------------------
                                                       ($ in thousands)
-------------------------------------------------------------------------------
Revenues:
    Premiums earned:
       Commercial lines                          $11,385              $11,084
       Personal lines                             24,709               16,120
-------------------------------------------------------------------------------
         Total premiums earned                    36,094               27,204
-------------------------------------------------------------------------------
       Net investment income                       3,369                2,845
       Realized investment
         gains (losses)                              (17)                 312
       Other                                         664                  535
-------------------------------------------------------------------------------
Total revenues                                   $40,110              $30,896
===============================================================================

Income before income taxes:
    Underwriting income (loss)
       Commercial lines                        $    (621)            $  2,605
       Personal lines                                622                 (954)
-------------------------------------------------------------------------------
         SAP underwriting gain
             (loss)                                    1                1,651
       GAAP adjustments                             (479)                (123)
-------------------------------------------------------------------------------
         GAAP underwriting gain
             (loss)                                 (478)               1,528
    Net investment income                          3,369                2,845
    Realized investment gains (losses)               (17)                 312
    Other                                           (149)                 (71)
-------------------------------------------------------------------------------
Income before income taxes                     $   2,725             $  4,614
===============================================================================

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Overview

     Donegal Group Inc. (the "Company") was organized as a regional insurance holding company by Donegal Mutual Insurance Company (the "Mutual Company") on August 26, 1986 and operates in the Mid-Atlantic and Southern states through its wholly-owned stock insurance companies, Atlantic States Insurance Company ("Atlantic States"), Southern Heritage Insurance Company ("Southern Heritage"), Southern Insurance Company of Virginia ("Southern"), Delaware Atlantic Insurance Company ("Delaware"), Pioneer Insurance Company ("Pioneer") ( collectively "Insurance Subsidiaries"). The Company has three operating segments: the investment function, the personal lines of insurance and the commercial lines of insurance. Products offered in the personal lines of insurance consist primarily of homeowners and private passenger automobile policies. Products offered in the commercial lines of insurance consist primarily of commercial automobile, commercial multiple peril and workers' compensation policies. The Insurance Subsidiaries are subject to regulation by Insurance Departments in those states in which they operate and undergo periodic examinations by those departments. The Insurance Subsidiaries are also subject to competition from other insurance companies in their operating areas. Atlantic States participates in an inter-company pooling arrangement with the Mutual Company and assumes 65% of the pooled business. Southern cedes 50% of its business to the Mutual Company and Delaware cedes 70% of its Workers' Compensation business to the Mutual Company. At March 31, 1999, the Mutual Company held 60% of the outstanding common stock of the Company.

     In addition to the Company's Insurance Subsidiaries, it also owns all of the outstanding stock of Atlantic Insurance Services, Inc. ("AIS"), an insurance services organization currently providing inspection and policy auditing information on a fee-for-service basis to its affiliates and the insurance industry.

Results of Operations - Three Months Ended March 31, 1999
to Three Months Ended March 31, 1998


     Revenues for the three months ended March 31, 1999 were $40,109,990 an increase of $9,213,846 or 29.8%, over the same period of 1998. An increase in net premiums earned of $8,889,427 or 32.7%, represented most of this change. Premium growth escalated as a result of the Company's acquisition of Southern Heritage in November, 1998. Southern Heritage accounted for $7,209,212, or 26.5%, of the increase in premiums earned. Investment income for the first quarter increased $523,994 or 18.4% with Southern Heritage accounting for most of the increase. A decrease in the annualized average return on investments from 5.6% in the third quarter 1998 to 5.5% in the first quarter 1999, offset by an increase in average invested assets from $202.9 million in the first quarter 1998 to $246.9 million in the first quarter 1999, accounted for the remaining change. Realized investment gains or (losses), which resulted from normal turnover of the Company's investment portfolio, were ($16,930) in the first quarter 1999 compared to $311,793 for the same period of 1998.

     The GAAP combined ratio of insurance operations in the first quarter of 1999 was 101.3% compared to 94.4% for the same period in 1998. The GAAP combined ratio is the sum of the ratios of incurred losses and loss adjusting expenses to premiums earned (loss ratio), policyholders dividends to premiums earned (dividend ratio), and underwriting expenses to premiums earned (expense ratio). The Company's loss ratio in the first quarter of 1999 was 67.7% compared to 58.1% in the first quarter of 1998. Results for the first quarter reflect the integration of Southern Heritage and a return to more expected weather patterns and storm activity as compared to the very mild winter weather of 1998. The expenses ratio for the first quarter 1999 was 32.7% compared to 34.5% for the first quarter 1998. The decrease in the expense ratio reflects some positive impact of the economies of scale from the early stages of integration of the Southern Heritage acquisition. The dividend ratio decreased to 0.9% for the first quarter of 1999 compared to 1.8% for the same period of 1998 do to higher loss ratios in the workers' compensation line of business.

     Federal income taxes for the first quarter represented 21.0% of the income before income taxes compared to 28.1% for the same period of 1998. Decreased underwriting profits resulted in tax free investment income representing a higher percentage of the income before income taxes in 1999 compared to 1998.

Liquidity and Capital Resources


     The Company generates sufficient funds from its operations and maintains a high degree of liquidity in its investment portfolio. The primary source of funds to meet the demands of claim settlements and operating expenses are premium collections, investment earnings and maturing investments. As of March 31, 1999 the Company had no material commitment for capital expenditures.

     In investing funds made available from operations, the Company maintains securities maturities consistent with its projected cash needs for the payment of claims and expenses. The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

     As of March 31, 1999, pursuant to a credit agreement dated December 29, 1995, with Fleet National Bank of Connecticut, the Company had unsecured borrowings of $15.0 million. Per the terms of the credit agreement, the Company may borrow up to $40 million at interest rates equal to the bank's then current prime rate or the then current London interbank Eurodollar bank rate plus 1.70%. At March 31, 1999, the interest rate on the outstanding balance was 6.76%. In addition, the Company will pay a non-use fee at a rate of 3/10 of 1% per annum on the average daily unused portion of the Bank's commitment. On each July 27, commencing July 27, 2001, the credit line will be reduced by $8 million. Any outstanding loan in excess of the remaining credit line, after such reduction, will then be payable.

     The Company's principal source of cash with which to pay stockholder dividends is dividends from Atlantic States, Southern, Pioneer and Delaware, which are required by law to maintain certain minimum surplus on a statutory basis and are subject to regulations under which payment of dividends from statutory surplus is restricted and may require prior approval of their domiciliary insurance regulatory authorities. Atlantic States, Southern, Pioneer and Delaware are subject to Risk Based Capital (RBC) requirements effective for 1994. At December 31, 1998, all five Companies' capital was substantially above the RBC requirements. At December 31, 1998, amounts available for distribution as dividends to Donegal Group without prior approval of the insurance regulatory authorities are $6,480,524 from Atlantic States, $638,832 from Southern, $530,035 from Pioneer, $1,085,807 from Delaware and $1,580,564 from Southern Heritage.

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


Year 2000 Issues

     The Year 2000 issue (i.e. the ability of computer systems to properly process information which contains dates beginning with January 1, 2000 and thereafter) affects virtually all companies. All Computer systems used for processing of business for the Company are owned and operated by Donegal Mutual Insurance Company (the "Mutual Company").

     The ability to process information in a timely and accurate manner is vital to the Company's property and casualty insurance business. The Company recognizes that the systems used to process its business must be able to accurately identify and process information containing year 2000 dates. The Mutual Company has had a vigorous and comprehensive project underway since 1995 to ensure substantial compliance by the end of 1998. This project was initiated as part of a review of the main application systems utilized by the Mutual Company and was geared towards the implementation of new or current versions of its application software to bring greater efficiencies and operational improvements to its users. The project was expanded to include a review of all hardware, peripheral software and inquires of agents and vendors to determine the readiness of each related to the Year 2000 problem. During 1998 the Mutual Company put into production its updated, Year 2000 compliant versions of its main application softwares and late in the year began issuing policies with expiration dates in the year 2000. The implementation of these updated systems were without major problems and the Mutual Company's mission critical systems were substantially Year 2000 compliant by the end of 1998. Testing of less critical systems, documentation of vendors' readiness, replacement of some hardware and final testing of certain other potential problem dates continues in 1999 and is anticipated to be complete near the end of the second quarter. Costs directly related to the Year 2000 changes were not material.

     With respect to insurance policies issued by the Company providing coverage to insureds who may incur losses as a result of year 2000 problems, the Company is evaluating its possible exposure under such coverages. Endorsements excluding losses related to or resulting from year 2000 issues are being attached to commercial policies.

     Given the nature of its business, the Company believes that its exposure to embedded chip Year 2000 issues in minimal. The Company believes that its most significant Year 2000 exposure is the potential business disruption that would be caused by widespread failure of public utility systems. Prolonged failure of power and telecommunications systems could have a material adverse effect on the Company's results of operation, cash flow and consolidated financial position.

     This Year 2000 disclosure contains statements which are forward looking statements that involve risks and uncertainties and qualify for the statutory safe harbor under the Private Securities Litigation Reform Act of 1995. Future Year 2000 readiness activities may not adhere to the anticipated schedule because more problems may be encountered than anticipated in the various stages of testing and trained personnel may not be available to work on internal systems in the time required; or there may be unexpected problems with the readiness of third party business partners and vendors who cannot produce services, or utility companies may not be able to provide the vital services required to maintain operations.


Impact of New Accounting Standards

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

                           Part II. Other Information

Item 1. Legal Proceedings.

        None.

Item 2. Changes in Securities.

        None.

Item 3. Defaults upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        Annual Stockholders meeting held April 15,1999
        Directors elected at meeting
          Robert S. Bolinger
            Votes for            7,250,679
            Votes withheld         287,299

          Patricia A. Gilmartin
            Votes for            7,240,013
            Votes withheld         297,965

          Philip A. Glatfelter
            Votes for            7,250,679
            Votes withheld         287,299

        Directors Continuing
          Thomas J. Finley, Jr.
          C. Edwin Ireland
          Donald H. Nikolaus
          R. Richard Sherbahn


        Amendment to change authorized shares to 20,000,000 shares of Common and 15,000,000 shares of Class A Common
            Votes for            5,947,674
            Votes against        1,170,911
            Abstained                2,844

        Amendment to the 1996 Equity Incentive Plan
            Votes for            6,694,339
            Votes against          419,356
            Abstained                7,734

        Approve KPMG, LLP as Auditors for 1999
            Votes for            7,504,584
            Votes against           31,924
            Abstained                1,470


Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

        (a) EX-27 Financial Data Schedule
        (b) Reports on 8-K:
            No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.


                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     DONEGAL GROUP INC.


May 13, 1999                         By:____________________________________
                                        Donald H. Nikolaus, President
                                        and Chief Executive Officer




May 13, 1999                         By:____________________________________
                                        Ralph G. Spontak, Senior Vice President,
                                        Chief Financial Officer and Secretary