Form 10-Q
period 1999-06-30
DONEGAL GROUP INC
filed 1999-08-16
CIK 800457

Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 of the Securities Exchange Act of 1934
    For the Quarterly Period Ended June 30, 1999

                                                        or
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from _________________ to ___________________.

Commission File No. 0-15341

                               Donegal Group Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                          23-2424711
 ------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

             1195 River Road, P.O. Box 302, Marietta, PA 17547-0302
           ----------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (717) 426-1931
               --------------------------------------------------
              (Registrant's telephone number, including area code)


      ---------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [X].   No [_].

                Applicable Only to Issuers Involved in Bankruptcy
                  Proceedings During the Preceding Five Years:

     Indicate by check mark whether the registrant has filed all documents and reports required by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court. Yes [_].   No [_].

                      Applicable Only to Corporate Issuers:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,317,057 shares of Common Stock, $1.00 par value, outstanding on July 31, 1999.

                          Part I. Financial Information

Item 1. Financial Statements.

                       Donegal Group Inc. and Subsidiaries
                           Consolidated Balance Sheet

                                                                             June 30, 1999     December 31, 1998
                                                                             -------------     -----------------
                                                                             (Unaudited)
Assets
Investments
    Fixed maturities
       Held to maturity, at amortized cost                                   $ 124,943,975       $ 127,183,788
       Available for sale, at market value                                      92,060,000          90,525,855
    Equity securities, available for sale at market                             13,503,312           6,763,943
    Short-term investments, at cost, which
       approximates market                                                       7,824,375          30,521,887
                                                                             -------------       -------------
          Total Investments                                                    238,331,662         254,995,473
Cash                                                                             2,694,685           8,227,042
Accrued investment income                                                        3,565,331           3,164,599
Premiums receivable                                                             22,971,658          19,824,894
Reinsurance receivable                                                          50,314,541          48,339,223
Deferred policy acquisition costs                                               11,761,237          11,334,301
Federal income tax receivable                                                      224,641             227,841
Deferred federal income taxes                                                    4,851,226           3,536,692
Prepaid reinsurance premiums                                                    31,752,105          27,203,111
Property and equipment, net                                                      6,273,040           5,920,420
Accounts receivable - securities                                                      --               329,299
Other                                                                            1,041,233           2,128,611
                                                                             -------------       -------------
          Total Assets                                                       $ 373,781,359       $ 385,231,506
                                                                             =============       =============

Liabilities and Stockholders' Equity

Liabilities
    Losses and loss expenses                                                 $ 143,735,738       $ 141,409,008
    Unearned premiums                                                          102,152,913          94,722,785
    Accrued expenses                                                             3,635,722           4,821,594
    Drafts payable                                                               1,049,158           1,394,373
    Reinsurance balances payable                                                 1,448,001           1,785,914
    Cash dividend declared to stockholders                                            --               708,513
    Line of credit                                                              15,000,000          37,500,000
    Accounts payable - securities                                                1,350,000             503,840
    Other                                                                          963,682             884,392
    Due to affiliate - Other                                                     2,052,865             870,083
                                                                             -------------       -------------
          Total Liabilities                                                    271,388,079         284,600,502
                                                                             -------------       -------------
Stockholders' Equity
    Preferred stock, $1.00 par value, authorized
       1,000,000 shares; none issued
    Common stock, $1.00 par value, authorized 10,000,000 shares, issued
       8,427,469 and 8,325,221 shares and outstanding 8,305,181
       and 8,202,933 shares                                                      8,427,469           8,325,221
    Additional paid-in capital                                                  42,432,747          41,271,322
    Accumulated other comprehensive income (loss)                                 (904,262)          1,315,425
    Retained earnings                                                           53,329,082          50,610,792
    Treasury stock                                                                (891,756)           (891,756)
                                                                             -------------       -------------
          Total Stockholders' Equity                                           102,393,280         100,631,004
                                                                             -------------       -------------
          Total Liabilities and
              Stockholders' Equity                                           $ 373,781,359       $ 385,231,506
                                                                             =============       =============




          See accompanying notes to consolidated financial statements.

                       Donegal Group Inc. and Subsidiaries
                        Consolidated Statement of Income
                                   (Unaudited)

                For the three months ended June 30, 1999 and 1998

                                                                 Three Months Ended June 30,
                                                                  1999                1998
                                                                  ----                ----
Revenues:
    Premiums earned                                            $ 52,653,705       $ 41,260,309
    Premiums ceded                                               16,823,890         13,682,052
                                                               ------------       ------------
       Net premiums earned                                       35,829,815         27,578,257
    Investment income, net of investment
       expenses                                                   3,155,817          2,768,139
    Realized gain                                                    32,345             35,442
    Lease income                                                    205,224            188,120
    Service charge income                                           564,786            453,068
                                                               ------------       ------------
       Total Revenues                                            39,787,987         31,023,026
                                                               ------------       ------------

Expenses:
    Losses and loss expenses                                     36,505,254         28,433,598
    Reinsurance recoveries                                       12,342,954          9,208,460
                                                               ------------       ------------
Net losses and loss expenses                                     24,162,300         19,225,138
    Amortization of deferred
       policy acquisition costs                                   7,325,000          5,025,000
    Other underwriting expenses                                   5,763,127          3,450,366
    Policy dividends                                                298,636            342,266
    Interest                                                        263,487            200,556
    Other expenses                                                  478,571            401,243
                                                               ------------       ------------
       Total Expenses                                            38,291,121         28,644,569
                                                               ------------       ------------

    Income before income taxes                                    1,496,866          2,378,457
Income taxes                                                        196,130            485,025
                                                               ------------       ------------
    Net income                                                 $  1,300,736       $  1,893,432
                                                               ============       ============

Earnings per common share
    Basic                                                      $        .16       $        .22
                                                               ============       ============
    Diluted                                                    $        .16       $        .22
                                                               ============       ============



                            Statement of Comprehensive Income
                                       (Unaudited)


                                                                  1999                1998
                                                                  ----                ----

Net Income                                                     $  1,300,736       $  1,893,432
                                                               ------------       ------------
Other comprehensive income, net of tax
    Unrealized gains (losses) on securities:
       Unrealized holding gain (loss) arising
          during the period                                      (1,419,048)           165,369

    Reclassification adjustment,
          net of income tax                                         (21,348)           (23,392)
                                                               ------------       ------------
Other comprehensive income (loss)                                (1,440,396)           141,977
                                                               ------------       ------------
Comprehensive income (loss)                                    $   (139,660)      $  2,035,409
                                                               ============       ============



          See accompanying notes to consolidated financial statements.

                       Donegal Group Inc. and Subsidiaries
                        Consolidated Statement of Income
                                   (Unaudited)

                 For the six months ended June 30, 1999 and 1998


                                                               Six Months Ended June 30,
                                                               1999                1998
                                                               ----                ----
Revenues:
    Premiums earned                                       $ 104,489,888       $  81,739,088
    Premiums ceded                                           32,566,102          26,956,287
                                                          -------------       -------------
       Net premiums earned                                   71,923,786          54,782,801
    Investment income, net of investment
       expenses                                               6,525,078           5,613,406
    Realized gain                                                15,415             347,235
    Lease income                                                402,361             371,184
    Service charge income                                     1,031,337             804,544
                                                          -------------       -------------
       Total Revenues                                        79,897,977          61,919,170
                                                          -------------       -------------

Expenses:
    Losses and loss expenses                                 73,106,709          53,360,594
    Reinsurance recoveries                                   24,492,758          18,333,551
                                                          -------------       -------------
Net losses and loss expenses                                 48,613,951          35,027,043
    Amortization of deferred policy
       acquisition costs                                     13,356,000           9,725,000
    Other underwriting expenses                              11,520,884           8,147,317
    Policy dividends                                            630,012             820,124
    Interest                                                    694,431             383,615
    Other expenses                                              860,958             823,052
                                                          -------------       -------------
       Total Expenses                                        75,676,236          54,926,151
                                                          -------------       -------------

    Income before income taxes                                4,221,741           6,993,019
Income taxes                                                    769,638           1,782,934
                                                          -------------       -------------
    Net income                                            $   3,452,103       $   5,210,085
                                                          =============       =============

Earnings per common share
    Basic                                                 $         .42       $         .63
                                                          =============       =============
    Diluted                                               $         .42       $         .62
                                                          =============       =============



                              Statement of Comprehensive Income
                                        (Unaudited)


                                                               1999                1998
                                                               ----                ----

Net Income                                                $   3,452,103       $   5,210,085
                                                          -------------       -------------
Other comprehensive income, net of tax
    Unrealized gains on securities:
       Unrealized holding gain (loss) arising
          during the period                                  (2,209,513)            673,318

    Reclassification adjustment,
          net of income tax                                     (10,174)           (229,175)
                                                          -------------       -------------
Other comprehensive income (loss)                            (2,219,687)            444,143
                                                          -------------       -------------
Comprehensive income                                      $   1,232,416       $   5,654,228
                                                          =============       =============

          See accompanying notes to consolidated financial statements.

                                                 DONEGAL GROUP INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                              (Unaudited)
                                                FOR THE SIX MONTHS ENDED JUNE 30, 1999


                               Common Stock                            Accumulated                                    Total
                               ------------            Additional       Other Com-                                    Stock-
                                                         Paid-In        prehensive       Retained     Treasury        holders'
                            Shares        Amount         Capital       Income(Loss)      Earnings      Stock          Equity
                            ------        ------         -------       ------------      --------      -----          -------
Balance,
  December 31, 1998       8,325,221     $8,325,221     $41,271,322     $1,315,425     $50,610,792    $(891,756)    $100,631,004

Issuance of
  Common Stock              102,248        102,248       1,161,425                                                    1,263,673

Net Income                                                                              3,452,103                     3,452,103

Cash Dividend                                                                            (733,813)                     (733,813)

Other Comprehensive
  Loss                                                                 (2,219,687)                                   (2,219,687)
                          ---------     ----------     -----------     ----------     -----------    ---------     ------------

Balance,
 June 30, 1999            8,427,469     $8,427,469     $42,432,747     $ (904,262)    $53,329,082    $(891,756)    $102,393,280
                          =========     ==========     ===========     ===========    ===========    ==========    ============






                                         See accompanying notes to consolidated financial statements.

                                                                     -4-

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                 For the six months ended June 30, 1999 and 1998



                                                              Six months ended June 30,
                                                               1999               1998
                                                               ----               ----

Cash flows from operating activities:
    Net income                                             $  3,452,103       $  5,210,085
                                                           ------------       ------------
    Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                           545,699            217,046
        Realized investment gain                                (15,415)          (347,235)
    Changes in Assets and Liabilities:
        Losses and loss expenses                              2,326,730          4,453,733
        Unearned premiums                                     7,430,128          3,361,271
        Premiums receivable                                  (3,146,764)        (1,707,456)
        Deferred policy acquisition costs                      (426,936)          (661,694)
        Deferred federal income taxes                          (171,058)           (16,798)
        Reinsurance receivable                               (1,975,318)        (2,475,737)
        Prepaid reinsurance premiums                         (4,548,994)          (528,031)
        Accrued investment income                              (400,732)           (96,777)
        Due from affiliate                                    1,182,782           (330,314)
        Reinsurance balances payable                           (337,913)           (70,693)
        Federal income taxes receivable                           3,200           (402,605)
        Other, net                                             (422,928)        (1,282,787)
                                                           ------------       ------------
    Net adjustments                                              42,481            111,923
                                                           ------------       ------------
        Net cash provided by operating activities             3,494,584          5,322,008
                                                           ------------       ------------
Cash flows from investing activities:
    Purchase of fixed maturities
        Held to maturity                                     (8,727,038)        (9,004,828)
        Available for sale                                  (13,639,230)       (14,234,581)
    Purchase of equity securities, available for sale        (7,162,651)       (11,878,128)
    Maturity of fixed maturities
        Held to maturity                                     10,150,310         13,307,736
        Available for sale                                   10,154,868          5,248,065
    Sale of fixed maturities - available for sale                  --              535,765
    Sale of equity securities, available for sale               967,504          5,893,013
    Purchase of property and equipment                         (789,563)          (365,073)
    Net sales of short-term investments                      22,697,512          9,049,074
                                                           ------------       ------------
        Net cash provided by (used in)
           investing activities                              13,651,712         (1,448,957)
                                                           ------------       ------------
Cash flows from financing activities:
    Cash dividends paid                                      (1,442,326)        (1,277,782)
    Issuance of common stock                                  1,263,673          1,317,532
    Line of credit, net                                     (22,500,000)        (5,500,000)
                                                           ------------       ------------
    Net cash used in financing activities                   (22,678,653)        (5,460,250)
                                                           ------------       ------------

Net decrease in cash                                         (5,532,357)        (1,587,199)
Cash at beginning of year                                     8,227,042          3,413,315
                                                           ------------       ------------
Cash at end of quarter                                     $  2,694,685       $  1,826,116
                                                           ============       ============

Cash paid during period   - Interest                       $    700,279       $     58,143
                          - Income taxes                   $    595,380       $  2,202,337


     See accompanying notes to consolidated financial statements.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                                   (Unaudited)
               Summary Notes to Consolidated Financial Statements

     1 - Organization

     Donegal Group Inc. (the "Company") was organized as a regional insurance holding company by Donegal Mutual Insurance Company (the "Mutual Company") on August 26, 1986 and operates in the Mid-Atlantic and Southern states through its wholly-owned stock insurance companies, Atlantic States Insurance Company ("Atlantic States"), Southern Heritage Insurance Company ("Southern Heritage"), Southern Insurance Company of Virginia ("Southern"), Delaware Atlantic Insurance Company ("Delaware") and Pioneer Insurance Company ("Pioneer") (collectively "Insurance Subsidiaries"). The Company has three operating segments: the investment function, the personal lines of insurance and the commercial lines of insurance. Products offered in the personal lines of insurance consist primarily of homeowners and private passenger automobile policies. Products offered in the commercial lines of insurance consist primarily of commercial automobile, commercial multiple peril and workers' compensation policies. The Insurance Subsidiaries are subject to regulation by Insurance Departments in those states in which they operate and undergo periodic examinations by those departments. The Insurance Subsidiaries are also subject to competition from other insurance companies in their operating areas. Atlantic States participates in an inter-company pooling arrangement with the Mutual Company and assumes 65% of the pooled business. Southern cedes 50% of its business to the Mutual Company and Delaware cedes 70% of its Workers' Compensation business to the Mutual Company. At June 30, 1999, the Mutual Company held 60% of the outstanding common stock of the Company.

     In addition to the Company's Insurance Subsidiaries, it also owns all of the outstanding stock of Atlantic Insurance Services, Inc. ("AIS"), an insurance services organization currently providing inspection and policy auditing information on a fee-for-service basis to its affiliates and the insurance industry.

     2 - Basis of Presentation

     The financial information for the interim period included herein is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary to a fair presentation of the financial position, results of operations and cash flow for the interim period included herein. The results of operations for the six months ended June 30, 1999, are not necessarily indicative of results of operations to be expected for the twelve months ended December 31, 1999.

     These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

     3 - Earnings Per Share

     The computation of basic and diluted earnings per share is as follows:


                                                      Weighted
                                                       Average        Earnings
                                          Net           Shares           Per
                                        Income       Outstanding        Share
                                        ------       -----------        -----
Three Months Ended June 30:

1999
----
         Basic                        $1,300,736       8,292,407      $    .16
         Effect of stock options            --              --            --
                                      ----------      ----------      --------
         Diluted                      $1,300,736       8,292,407      $    .16
                                      ----------      ----------      --------


1998
----
         Basic                        $1,893,432       8,243,201      $    .22
         Effect of stock options            --           193,445          --
                                      ----------      ----------      --------
         Diluted                      $1,893,432       8,436,646      $    .22
                                      ----------      ----------      --------


                                                      Weighted
                                                       Average        Earnings
                                          Net           Shares           Per
                                        Income       Outstanding        Share
                                        ------       -----------        -----
Six months Ended June 30:

1999
----
         Basic                        $3,452,103       8,264,995      $    .42
         Effect of stock options            --              --            --
                                      ----------      ----------      --------
         Diluted                      $3,452,103       8,264,995      $    .42
                                      ----------      ----------      --------


1998
----
         Basic                        $5,210,085       8,207,956      $    .63
         Effect of stock options            --           169,692          (.01)
                                      ----------      ----------      --------
         Diluted                      $5,210,085       8,377,648      $    .62
                                      ----------      ----------      --------

4 - Segment Information

    The performance of the personal lines and commercial lines based upon underwriting results as determined under statutory accounting practices
    (SAP) which is used by management to measure performance for the total business of the Company.

    Financial data by segment is as follows:

                                                                            Six Months Ended June 30,
                                                                           1999                  1998
---------------------------------------------------------------------------------------------------------------
                                                                                ($ in thousands)
---------------------------------------------------------------------------------------------------------------
Revenues:
    Premiums earned:
       Commercial lines                                                   $23,182                $22,050
       Personal lines                                                      48,742                 32,733
---------------------------------------------------------------------------------------------------------------
         Total net premiums earned                                         71,924                 54,783
---------------------------------------------------------------------------------------------------------------
       Net investment income                                                6,525                  5,613
       Realized investment
         gains (losses)                                                        15                    347
       Other                                                                1,434                  1,176
---------------------------------------------------------------------------------------------------------------
Total revenues                                                            $79,898                $61,919
===============================================================================================================

Income before income taxes:
    Underwriting income (loss)
       Commercial lines                                                   $  (205)               $ 3,062
       Personal lines                                                      (2,169)                (3,175)
---------------------------------------------------------------------------------------------------------------
         SAP underwriting gain
             (loss)                                                        (2,374)                  (113)
       GAAP adjustments                                                       177                    950
---------------------------------------------------------------------------------------------------------------
         GAAP underwriting gain
             (loss)                                                        (2,197)                 1,063
    Net investment income                                                   6,525                  5,613
    Realized investment gains (losses)                                         15                    347
    Other                                                                    (121)                   (30)
---------------------------------------------------------------------------------------------------------------
Income before income taxes                                                $ 4,222                $ 6,993
===============================================================================================================

Management's Discussion and Analysis of
Financial Condition and Results of Operations
---------------------------------------------

Overview

     Donegal Group Inc. (the "Company") was organized as a regional insurance holding company by Donegal Mutual Insurance Company (the "Mutual Company") on August 26, 1986 and operates in the Mid-Atlantic and Southern states through its wholly-owned stock insurance companies, Atlantic States Insurance Company ("Atlantic States"), Southern Heritage Insurance Company ("Southern Heritage"), Southern Insurance Company of Virginia ("Southern"), Delaware Atlantic Insurance Company ("Delaware") and Pioneer Insurance Company ("Pioneer") (collectively "Insurance Subsidiaries"). The Company has three operating segments: the investment function, the personal lines of insurance and the commercial lines of insurance. Products offered in the personal lines of insurance consist primarily of homeowners and private passenger automobile policies. Products offered in the commercial lines of insurance consist primarily of commercial automobile, commercial multiple peril and workers' compensation policies. The Insurance Subsidiaries are subject to regulation by Insurance Departments in those states in which they operate and undergo periodic examinations by those departments. The Insurance Subsidiaries are also subject to competition from other insurance companies in their operating areas. Atlantic States participates in an inter-company pooling arrangement with the Mutual Company and assumes 65% of the pooled business. Southern cedes 50% of its business to the Mutual Company and Delaware cedes 70% of its Workers' Compensation business to the Mutual Company. At June 30, 1999, the Mutual Company held 60% of the outstanding common stock of the Company.

     In addition to the Company's Insurance Subsidiaries, it also owns all of the outstanding stock of Atlantic Insurance Services, Inc. ("AIS"), an insurance services organization currently providing inspection and policy auditing information on a fee-for-service basis to its affiliates and the insurance industry.

Results of Operations - Three Months Ended June 30, 1999
to Three Months Ended June 30, 1998
-----------------------------------

     Revenues for the three months ended June 30, 1999 were $39,787,987 an increase of $8,764,961 or 28.3%, over the same period of 1998. An increase in net premiums earned of $8,251,558 or 29.9%, represented most of this change. Premium growth escalated as a result of the Company's acquisition of Southern Heritage in November, 1998. Southern Heritage accounted for $6,188,870, or 75.0%, of the increase in net premiums earned. Investment income for the second quarter increased $387,678 or 14.0% with Southern Heritage accounting for an increase of $609,853. A decrease in the annualized average return on investments from 5.5% in the second quarter 1998 to 5.3% in the second quarter 1999, offset by an increase in average invested assets from $203.0 million in the second quarter 1998 to $238.6 million in the second quarter 1999, accounted for the remaining change. Realized investment gains, which resulted from normal turnover of the Company's investment portfolio, were $32,345 in the second quarter 1999 compared to $35,442 for the same period of 1998.

     The GAAP combined ratio of insurance operations in the second quarter of 1999 was 104.8% compared to 101.7% for the same period in 1998. The GAAP combined ratio is the sum of the ratios of incurred losses and loss adjusting expenses to premiums earned (loss ratio), policyholders dividends to premiums earned (dividend ratio), and underwriting expenses to premiums earned (expense ratio). The Company's loss ratio in the second quarter of 1999 was 67.4% compared to 69.7% in the second quarter of 1998. Results for the second quarter of 1999 reflect the integration of Southern Heritage and a return to more expected weather patterns as compared to the stormy weather experienced in June 1998. The expense ratio for the second quarter 1999 was 36.5% compared to 30.7% for the second quarter 1998. The increase in the expense ratio results from higher levels of agents' contingent commission as well as higher levels of employee incentives due to the lower loss ratios in the second quarter 1999 and to additional expenditures for advertising and agents' incentives for the rollover of books of business. The dividend ratio decreased to 0.8% for the second quarter of 1999 compared to 1.2% for the same period of 1998 due to higher loss ratios in the workers' compensation line of business and the addition of Southern Heritage which decrease the percentage that Workers' Compensation represents of the total premiums earned.

     Federal income taxes for the second quarter represented 13.1% of the income before income taxes compared to 20.4% for the same period of 1998. Decreased underwriting profits resulted in tax free investment income representing a higher percentage of the income before income taxes in 1999 compared to 1998.

Results of Operations - Six Months Ended June 30, 1999
to Six Months Ended June 30, 1998
---------------------------------


     Revenues for the six months ended June 30, 1999 were $79,897,977 an increase of $17,978,807 or 29.0%, over the same period of 1998. An increase in net premiums earned of $17,140,985 or 31.3%, represented most of this change. Premium growth escalated as a result of the Company's acquisition of Southern Heritage in November, 1998. Southern Heritage accounted for $13,398,082, or 78.2%, of the increase in net premiums earned. Investment income for the first six months of 1999 increased $911,672 or 16.2% with Southern Heritage accounting for an additional $1,177,901. A decrease in the annualized average return on investments from 5.5% in the first six month of 1998 to 5.3% in the first six months of 1999, offset by an increase in average invested assets from $205.0 million in the six months of 1998 to $246.7 million in the first six months of 1999, accounted for the remaining change. Realized investment gains, which resulted from normal turnover of the Company's investment portfolio, were $15,415 in the first six months of 1999 compared to $347,235 for the same period of 1998.

     The GAAP combined ratio of insurance operations in the first six months of 1999 was 103.1% compared to 98.1% for the same period in 1998. The GAAP combined ratio is the sum of the ratios of incurred losses and loss adjusting expenses to premiums earned (loss ratio), policyholders dividends to premiums earned (dividend ratio), and underwriting expenses to premiums earned (expense ratio). The Company's loss ratio in the first half of 1999 was 67.6% compared to 63.9% in the first half of 1998. Results for the six months ended June 30, 1999 reflect the integration of Southern Heritage. The expense ratio for the first half of 1999 was 34.6% compared to 32.6% for the first half of 1998. The increase in the expense ratio results from higher levels of agents' contingent commission as well as higher levels of employee incentives due to the lower loss ratios in the second quarter 1999 and to additional expenditures for advertising and agents incentives for the rollover of books of business. The dividend ratio decreased to 0.9% for the first six months of 1999 compared to 1.5% for the same period of 1998 due to higher loss ratios in the workers' compensation line of business and the addition of Southern Heritage which decrease the percentage that Workers' Compensation represents of the total premiums earned.

     Federal income taxes for the six months ended June 30, 1999 represented 18.2% of the income before income taxes compared to 25.5% for the same period of 1998. Decreased underwriting profits resulted in tax free investment income representing a higher percentage of the income before income taxes in 1999 compared to 1998.

Liquidity and Capital Resources
-------------------------------


     The Company generates sufficient funds from its operations and maintains a high degree of liquidity in its investment portfolio. The primary source of funds to meet the demands of claim settlements and operating expenses are premium collections, investment earnings and maturing investments. As of June 30, 1999 the Company had no material commitment for capital expenditures.

     In investing funds made available from operations, the Company maintains securities maturities consistent with its projected cash needs for the payment of claims and expenses. The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

     As of June 30, 1999, pursuant to a credit agreement dated December 29, 1995, with Fleet National Bank of Connecticut, (the "Bank") the Company had unsecured borrowings of $15.0 million. Per the terms of the credit agreement, the Company may borrow up to $40 million at interest rates equal to the bank's then current prime rate or the then current London interbank Eurodollar bank rate plus 1.70%. At June 30, 1999, the interest rate on the outstanding balance was 6.76%. In addition, the Company will pay a non-use fee at a rate of 3/10 of 1% per annum on the average daily unused portion of the Bank's commitment. On each July 27, commencing July 27, 2001, the credit line will be reduced by $8 million. Any outstanding loan in excess of the remaining credit line, after such reduction, will then be payable.

     The Company's principal source of cash with which to pay stockholder dividends is dividends from Atlantic States, Southern, Pioneer, Southern Heritage and Delaware, which are required by law to maintain certain minimum surplus on a statutory basis and are subject to regulations under which payment of dividends from statutory surplus is restricted and may require prior approval of their domiciliary insurance regulatory authorities. Atlantic States, Southern, Pioneer, Southern Heritage and Delaware are subject to Risk Based Capital (RBC) requirements effective for 1994. At December 31, 1998, all five Companies' capital was substantially above the RBC requirements. At December 31, 1998, amounts available for distribution as dividends to Donegal Group without prior approval of the insurance regulatory authorities are $6,480,524 from Atlantic States, $638,832 from Southern, $530,035 from Pioneer, $1,085,807 from Delaware and $1,580,564 from Southern Heritage.

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

     The ability to process information in a timely and accurate manner is vital to the Company's property and casualty insurance business. The Company recognizes that the systems used to process its business must be able to accurately identify and process information containing year 2000 dates. The Mutual Company has had a vigorous and comprehensive project underway since 1995 to ensure substantial compliance by the end of 1998. This project was initiated as part of a review of the main application systems utilized by the Mutual Company and was geared towards the implementation of new or current versions of its application software to bring greater efficiencies and operational improvements to its users. The project was expanded to include a review of all hardware, peripheral software and inquiries of agents and vendors to determine the readiness of each related to the Year 2000 problem. During 1998 the Mutual Company put into production its updated, Year 2000 compliant versions of its main application softwares and late in the year began issuing policies with expiration dates in the year 2000. The implementation of these updated systems were without major problems and the Mutual Company's mission critical systems were substantially Year 2000 compliant by the end of 1998. Testing of less critical systems, documentation of vendors' readiness, replacement of some hardware and final testing of certain other potential problem dates continues in 1999 and is anticipated to be complete near the end of the third quarter. Costs directly related to the Year 2000 changes were not material.

     With respect to insurance policies issued by the Company providing coverage to insureds who may incur losses as a result of Year 2000 problems, the Company is evaluating its possible exposure under such coverages. Endorsements excluding losses related to or resulting from Year 2000 issues are being attached to commercial policies.

     Given the nature of its business, the Company believes that its exposure to embedded chip Year 2000 issues is minimal. The Company believes that its most significant Year 2000 exposure is the potential business disruption that would be caused by widespread failure of public utility systems. Prolonged failure of power and telecommunications systems could have a material adverse effect on the Company's results of operation, cash flow and consolidated financial position.

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

                           Part II. Other Information

Item 1.  Legal Proceedings.
-------  ------------------

         None.

Item 2.  Changes in Securities.
-------  ----------------------

         None.

Item 3.  Defaults upon Senior Securities.
-------  --------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

         None.

Item 5.  Other Information.
-------  ------------------

         None.

Item 6.  Exhibits and Reports on Form 8-K.
-------  ---------------------------------

         (a)  EX-27 Financial Data Schedule
         (b)  Reports on 8-K:
              No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999


                                   Signatures
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    DONEGAL GROUP INC.


August 12, 1999                     By: /s/
                                        -------------------------------
                                        Donald H. Nikolaus, President
                                          and Chief Executive Officer




August 12, 1999                     By: /s/
                                        -------------------------------
                                        Ralph G. Spontak, Senior Vice President,
                                          Chief Financial Officer and Secretary