Form 10-Q
period 1999-09-30
DONEGAL GROUP INC
filed 1999-11-15
CIK 800457

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[x] Quarterly Report Pursuant to Section 13 of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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


              (Former name, former address and former fiscal year,
                         if changed since last report)
              ----------------------------------------------------

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  x.    No.    .
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,392,279 shares of Common Stock, $1.00 par value, outstanding on November 10, 1999.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


ASSETS                                                       SEPTEMBER 30, 1999              DECEMBER 31, 1998
                                                             ------------------              -----------------
Investments                                                         (Unaudited)
    Fixed maturities
       Held to maturity, at amortized cost                         $125,111,853                   $127,183,788
       Available for sale, at market value                           94,785,484                     90,525,855
    Equity securities, available for sale at market                   8,333,115                      6,763,943
    Short-term investments, at cost, which
       approximates market                                           11,559,414                     30,521,887
                                                                   ------------                   ------------
          Total Investments                                         239,789,866                    254,995,473
Cash                                                                  2,324,706                      8,227,042
Accrued investment income                                             3,053,761                      3,164,599
Premiums receivable                                                  19,511,481                     19,824,894
Reinsurance receivable                                               52,536,049                     48,339,223
Deferred policy acquisition costs                                    11,586,691                     11,334,301
Federal income tax receivable                                         2,290,970                        227,841
Deferred federal income taxes                                         5,258,575                      3,536,692
Prepaid reinsurance premiums                                         33,376,756                     27,203,111
Property and equipment, net                                           6,166,332                      5,920,420
Accounts receivable - securities                                         --                            329,299
Other                                                                   749,266                      2,128,611
                                                                   ------------                   ------------
          Total Assets                                             $376,644,453                   $385,231,506
                                                                   ============                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Losses and loss expenses                                       $147,748,276                   $141,409,008
    Unearned premiums                                               101,397,903                     94,722,785
    Accrued expenses                                                  6,437,589                      4,821,594
    Drafts payable                                                      862,716                      1,394,373
    Reinsurance balances payable                                      1,321,326                      1,785,914
    Cash dividend declared to stockholders                                --                           708,513
    Line of credit                                                   15,000,000                     37,500,000
    Accounts payable - securities                                     1,096,813                        503,840
    Other                                                               563,571                        884,392
    Due to affiliate - Other                                          3,157,279                        870,083
                                                                   ------------                   ------------
          Total Liabilities                                         277,585,473                    284,600,502
                                                                   ------------                   ------------
STOCKHOLDERS' EQUITY
    Preferred stock, $1.00 par value, authorized
       1,000,000 shares; none issued
    Common stock, $1.00 par value, authorized 10,000,000 shares, issued 8,484,854 and 8,325,221 shares and outstanding
       8,362,566 and 8,202,933 shares                                 8,484,854                      8,325,221
    Additional paid-in capital                                       42,953,834                     41,271,322
    Accumulated other comprehensive income (loss)                    (1,625,623)                     1,315,425
    Retained earnings                                                50,137,671                     50,610,792
    Treasury stock                                                     (891,756)                      (891,756)
                                                                   ------------                   ------------
          Total Stockholders' Equity                                 99,058,980                    100,631,004
                                                                   ------------                   ------------
          Total Liabilities and
              Stockholders' Equity                                 $376,644,453                   $385,231,506
                                                                   ============                   ============

          See accompanying notes to consolidated financial statements.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                                       1999                           1998
                                                                       ----                           ----
REVENUES:
    Premiums earned                                                 $53,173,772                    $42,214,525
    Premiums ceded                                                   17,218,216                     14,149,761
                                                                    -----------                    -----------
       Net premiums earned                                           35,955,556                     28,064,764
    Investment income, net of investment
       expenses                                                       3,238,862                      2,825,718
    Realized gains (losses)                                             (82,852)                       147,659
    Lease income                                                        209,777                        188,888
    Service fees                                                        480,891                        427,707
                                                                    -----------                    -----------
       Total Revenues                                                39,802,234                     31,654,736
                                                                    -----------                    -----------

EXPENSES:
    Losses and loss expenses                                         39,853,059                     32,826,321
    Reinsurance recoveries                                           13,403,097                     12,391,787
                                                                    -----------                    -----------
       Net losses and loss expenses                                  26,449,962                     20,434,534
    Amortization of deferred policy
       acquisition costs                                              5,020,000                      4,835,000
    Other underwriting expenses                                      11,584,127                      5,693,443
    Policy dividends                                                    325,842                        478,736
    Interest                                                            279,658                        210,749
    Other expenses                                                      352,535                        417,335
                                                                    -----------                    -----------
       Total Expenses                                                44,012,124                     32,069,797
                                                                    -----------                    -----------

    Loss before income taxes                                         (4,209,890)                      (415,061)
Income tax benefit                                                   (1,767,010)                      (459,475)
                                                                    -----------                    -----------
    Net income (loss)                                               $(2,442,880)                   $    44,414
                                                                    ===========                    ===========

Earnings (loss) per common share
    Basic                                                                 $(.29)                          $.01
                                                                         ======                           ====
    Diluted                                                               $(.29)                          $.01
                                                                         ======                           ====



                        STATEMENT OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                        1999                          1998
                                                                        ----                          ----
Net Income    (loss)                                               $ (2,442,880)                  $     44,414
                                                                   ------------                   ------------
Other comprehensive income (loss), net of tax
    Unrealized gains (losses) on securities:
       Unrealized holding loss arising
          during the period                                            (776,043)                      (109,774)
    Less: Reclassification adjustment for
          (gains) losses included in
          net income                                                     54,682                       ( 97,455)
                                                                   ------------                   ------------
Other comprehensive loss                                               (721,361)                      (207,229)
                                                                   ------------                   ------------
Comprehensive income (loss)                                        $ (3,164,241)                   $   162,815
                                                                   ============                    ===========

          See accompanying notes to consolidated financial statements.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                      1999                          1998
                                                                      ----                          ----
REVENUES:
    Premiums earned                                                $157,663,660                   $123,953,613
    Premiums ceded                                                   49,784,318                     41,106,048
                                                                   ------------                   ------------
       Net premiums earned                                          107,879,342                     82,847,565
    Investment income, net of investment
       expenses                                                       9,763,940                      8,439,124
    Realized gains (losses)                                            (67,437)                        494,894
    Lease income                                                        612,138                        560,072
    Service charge income                                             1,512,228                      1,232,251
                                                                   ------------                   ------------
       Total Revenues                                               119,700,211                     93,573,906
                                                                   ------------                   ------------

EXPENSES:
    Losses and loss expenses                                        112,959,768                     86,186,915
    Reinsurance recoveries                                           37,895,855                     30,725,338
                                                                   ------------                   ------------
       Net losses and loss expenses                                  75,063,913                     55,461,577
    Amortization of deferred policy
       acquisition costs                                             18,376,000                     14,560,000
    Other underwriting expenses                                      23,105,011                     13,840,760
    Policy dividends                                                    955,854                      1,298,860
    Interest                                                            974,089                        594,364
    Other expenses                                                    1,213,493                      1,240,927
                                                                   ------------                   ------------
       Total Expenses                                               119,688,360                     86,996,488
                                                                   ------------                   ------------

    Income before income taxes                                           11,851                      6,577,418
Income tax expense (benefit)                                           (997,372)                     1,323,459
                                                                   ------------                   ------------
    Net income                                                     $  1,009,223                   $  5,253,959
                                                                   ============                   ============

Earnings per common share
    Basic                                                                  $.12                           $.64
                                                                           ====                           ====
    Diluted                                                                $.12                           $.63
                                                                           ====                           ====


                        STATEMENT OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                        1999                           1998
                                                                        ----                           ----

Net Income                                                          $ 1,009,223                    $ 5,253,959
                                                                    -----------                    -----------
Other comprehensive income (loss), net of tax
    Unrealized gains on securities:
       Unrealized holding gains (losses) arising
          during the period                                          (2,985,556)                       563,544
Less: Reclassification adjustment for
    Reclassification adjustment for (gains) losses
          included in net income                                         44,508                       (326,630)
                                                                    -----------                    -----------
Other comprehensive income (loss)                                    (2,941,048)                       236,914
                                                                    ------------                   -----------
Comprehensive income (loss)                                         $(1,931,825)                   $ 5,490,873
                                                                    ===========                    ===========

          See accompanying notes to consolidated financial statements.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                      COMMON STOCK                        ACCUMULATED                                    TOTAL
                                      ------------         ADDITIONALLY    OTHER COM-                                    STOCK-
                                                              PAID-IN      PREHENSIVE      RETAINED     TREASURY        HOLDERS'
                                SHARES          AMOUNT        CAPITAL     INCOME(LOSS)     EARNINGS      STOCK           EQUITY
                                ------          ------        -------     ------------     --------      -----          -------
BALANCE,
  DECEMBER 31, 1998           8,325,221       $8,325,221     $41,271,322   $1,315,425    $50,610,792    $(891,756)    $100,631,004
                              ---------       ----------     -----------   ----------    -----------    ---------     ------------
ISSUANCE OF                                                                                                              1,842,145
  COMMON STOCK                  159,633          159,633       1,682,512

NET INCOME                                                                                 1,009,223                     1,009,223

CASH DIVIDEND                                                                             (1,482,344)                   (1,482,344)

OTHER COMPREHENSIVE
  LOSS                                                                     (2,941,048)                                  (2,941,048)

BALANCE,
 SEPTEMBER 30, 1999           8,484,854       $8,484,854     $42,953,834  $(1,625,623)   $50,137,671    $(891,756)     $99,058,980
                              =========       ==========     ===========  ===========    ===========    ==========     ===========


          See accompanying notes to consolidated financial statements.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                                                                    SIX MONTHS ENDED SEPTEMBER 30,
                                                                                   1999                       1998
                                                                                   ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                            $ 3,452,103                $ 5,210,085
                                                                               -----------                -----------
         Adjustments to reconcile net income to net
             cash provided by operating activities:
             Depreciation and amortization                                         545,699                    217,046
             Realized investment gain                                              (15,415)                  (347,235)
         Changes in Assets and Liabilities:
             Losses and loss expenses                                            2,326,730                  4,453,733
Unearned premiums                                                                7,430,128                  3,361,271
Premiums receivable                                                             (3,146,764)                (1,707,456)
Deferred policy acquisition costs                                                 (426,936)                  (661,694)
             Deferred federal income taxes                                        (171,058)                   (16,798)
             Reinsurance receivable                                             (1,975,318)                (2,475,737)
             Prepaid reinsurance premiums                                       (4,548,994)                  (528,031)
Accrued investment income                                                         (400,732)                   (96,777)
             Due from affiliate                                                  1,182,782                   (330,314)
     Reinsurance balances payable                                                 (337,913)                   (70,693)
             Federal income taxes receivable                                         3,200                   (402,605)
Other, net                                                                        (422,928)                (1,282,787)
                                                                               -----------                -----------
         Net adjustments                                                            42,481                    111,923
                                                                               -----------                -----------
Net cash provided by operating activities                                        3,494,584                  5,322,008
                                                                               -----------                -----------
     CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of fixed maturities
             Held to maturity                                                   (8,727,038)                (9,004,828)
             Available for sale                                                (13,639,230)               (14,234,581)
         Purchase of equity securities, available for sale                      (7,162,651)               (11,878,128)
         Maturity of fixed maturities
             Held to maturity                                                   10,150,310                 13,307,736
             Available for sale                                                 10,154,868                  5,248,065
         Sale of fixed maturities - available for sale                               --                       535,765
         Sale of equity securities, available for sale                             967,504                  5,893,013
         Purchase of property and equipment                                       (789,563)                  (365,073)
         Net sales of short-term investments                                    22,697,512                  9,049,074
                                                                               -----------                -----------
             Net cash provided by (used in) investing activities                13,651,712                 (1,448,957)
                                                                               -----------                -----------
     CASH FLOWS FROM FINANCING ACTIVITIES:
         Cash dividends paid                                                    (1,442,326)                (1,277,782)
         Issuance of common stock                                                1,263,673                  1,317,532
         Line of credit, net                                                   (22,500,000)                (5,500,000)
                                                                               -----------                -----------
Net cash used in
             financing activities                                              (22,678,653)                (5,460,250)
                                                                               -----------                -----------

     Net decrease in cash                                                       (5,532,357)                (1,587,199)
     Cash at beginning of year                                                   8,227,042                  3,413,315
                                                                               -----------                -----------
     Cash at end of quarter                                                    $ 2,694,685                $ 1,826,116
                                                                               ===========                ===========

     Cash paid during period        - Interest                                 $   700,279                $    58,143
                                    - Income taxes                             $   595,380                $ 2,202,337



          See accompanying notes to consolidated financial statements.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                                   (UNAUDITED)
               SUMMARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - ORGANIZATION

     Donegal Group Inc. (the "Company") was organized as a regional insurance holding company by Donegal Mutual Insurance Company (the "Mutual Company") on August 26, 1986 and operates in the Mid-Atlantic and Southern states through its wholly-owned stock insurance companies, Atlantic States Insurance Company ("Atlantic States"), Southern Heritage Insurance Company ("Southern Heritage"), Southern Insurance Company of Virginia ("Southern"), Delaware Atlantic Insurance Company ("Delaware") and Pioneer Insurance Company ("Pioneer"), ( collectively "Insurance Subsidiaries"). The Company has three operating segments: the investment function, the personal lines of insurance and the commercial lines of insurance. Products offered in the personal lines of insurance consist primarily of homeowners and private passenger automobile policies. Products offered in the commercial lines of insurance consist primarily of commercial automobile, commercial multiple peril and workers' compensation policies. The Insurance Subsidiaries are subject to regulation by Insurance Departments in those states in which they operate and undergo periodic examinations by those departments. The Insurance Subsidiaries are also subject to competition from other insurance companies in their operating areas. Atlantic States participates in an inter-company pooling arrangement with the Mutual Company and assumes 65% of the pooled business. Southern cedes 50% of its business to the Mutual Company and Delaware cedes 70% of its Workers' Compensation business to the Mutual Company. At September 30, 1999, the Mutual Company held 60% of the outstanding common stock of the Company.

2 - BASIS OF PRESENTATION

     The financial information for the interim period included herein is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary to a fair presentation of the financial position, results of operations and cash flow for the interim period included herein. The results of operations for the nine months ended September 30, 1999, are not necessarily indicative of results of operations to be expected for the twelve months ended December 31, 1999.

     These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

3 - EARNINGS PER SHARE

     The computation of basic and diluted earnings per share is as follows:

                                                                         WEIGHTED
                                                                         AVERAGE                EARNINGS
                                                    NET                   SHARES                  PER
                                                  INCOME               OUTSTANDING               SHARE
                                                  ------               -----------              --------
THREE MONTHS ENDED SEPTEMBER 30:
1999
         Basic                                 $(2,442,880)             8,347,396                 $(.29)
         Effect of stock options                        --                     --                    --
                                               -----------              ---------                ------
         Diluted                               $(2,442,880)             8,347,396                 $(.29)
                                               -----------              ---------                ------

1998
         Basic                                 $    44,414              8,145,510                 $ .01
         Effect of stock options                        --                107,982                    --
                                               -----------              ---------                ------
         Diluted                               $    44,414              8,253,492                 $ .01
                                               -----------              ---------                ------



                                                                         WEIGHTED
                                                                         AVERAGE                EARNINGS
                                                    NET                   SHARES                  PER
                                                  INCOME               OUTSTANDING               SHARE
                                                  ------               -----------              --------
NINE MONTHS ENDED SEPTEMBER 30:
1999
         Basic                                 $ 1,009,223              8,292,461                 $ .12
         Effect of stock options                        --                     --                    --
                                               -----------              ---------                 -----
         Diluted                               $ 1,009,223              8,292,461                 $ .12
                                               -----------              ---------                 -----
1998
         Basic                                 $ 5,253,959              8,105,566                 $ .64
         Effect of stock options                        --                148,613                  (.01)
                                               -----------              ---------                 -----
         Diluted                               $ 5,253,959              8,254,179                 $ .63
                                               -----------              ---------                 -----

4 - SEGMENT INFORMATION

     The performance of the personal lines and commercial lines based upon underwriting results as determined under statutory accounting practices (SAP) which is used by management to measure performance for the total business of the Company.

     Financial data by segment is as follows:

                                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                                            1999                   1998
-------------------------------------------------------------------------------------------------------------------
                                                                                             ($ in thousands)
-------------------------------------------------------------------------------------------------------------------
Revenues:
    Premiums earned:
       Commercial lines                                                   $12,069                $10,479
       Personal lines                                                      23,886                 17,586
-------------------------------------------------------------------------------------------------------------------
         Total net premiums earned                                         35,955                 28,065
-------------------------------------------------------------------------------------------------------------------
       Net investment income                                                3,239                  2,826
       Realized investment
         gains (losses)                                                       (82)                   148
       Other                                                                  690                    616
-------------------------------------------------------------------------------------------------------------------
Total revenues                                                            $39,802                $31,655
===================================================================================================================

Income before income taxes:
    Underwriting income (loss)
       Commercial lines                                                   $    (9)               $   (25)
       Personal lines                                                      (7,326)                (3,192)
-------------------------------------------------------------------------------------------------------------------
         SAP underwriting gain
             (loss)                                                        (7,335)                (3,217)
       GAAP adjustments                                                       (90)                  (160)
-------------------------------------------------------------------------------------------------------------------
         GAAP underwriting gain
             (loss)                                                        (7,425)                (3,377)
    Net investment income                                                   3,239                  2,826
    Realized investment gains (losses)                                        (82)                   148
    Other                                                                      58                    (12)
-------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                $(4,210)               $  (415)
===================================================================================================================

                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                           1999                   1998
-------------------------------------------------------------------------------------------------------------------
                                                                                             ($ in thousands)
-------------------------------------------------------------------------------------------------------------------
Revenues:
    Premiums earned:
       Commercial lines                                                  $ 35,251                $32,529
       Personal lines                                                      72,628                 50,319
-------------------------------------------------------------------------------------------------------------------
         Total net premiums earned                                        107,879                 82,848
-------------------------------------------------------------------------------------------------------------------
       Net investment income                                                9,764                  8,439
       Realized investment
         gains (losses)                                                       (67)                   495
       Other                                                                2,124                  1,792
-------------------------------------------------------------------------------------------------------------------
Total revenues                                                           $119,700                $93,574
===================================================================================================================

Income before income taxes:
    Underwriting income (loss)
       Commercial lines                                                  $   (214)               $ 3,037
       Personal lines                                                      (9,495)                (6,367)
-------------------------------------------------------------------------------------------------------------------
         SAP underwriting gain
             (loss)                                                        (9,709)                (3,330)
       GAAP adjustments                                                        87                  1,016
-------------------------------------------------------------------------------------------------------------------
         GAAP underwriting gain
             (loss)                                                       (9,622)                 (2,314)
    Net investment income                                                  9,764                   8,439
    Realized investment gains (losses)                                       (67)                    495
    Other                                                                   ( 63)                    (43)
-------------------------------------------------------------------------------------------------------------------
Income before income taxes                                               $    12                 $ 6,577
===================================================================================================================

5 - SUBSEQUENT EVENT

On October 1, 1999 the Company sold all of the outstanding stock of Atlantic Insurance Services, Inc. ("AIS") for $100,000 which approximated AIS's book value.


6 - RESTRUCTURING CHARGE

The Company recorded a restructuring charge of $2,200,000 in September, 1999 related to an approved restructuring plan that included costs associated with severance for the termination of employees, the closing of its Delaware office, and the removal from service of certain equipment and other expenses related to the consolidation of certain subsidiary support services into its Marietta, Pennsylvania office. The Company began implementing the plan in September and anticipates that the plan will be substantially completed by year end 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  OVERVIEW

     Donegal Group Inc. (the "Company") was organized as a regional insurance holding company by Donegal Mutual Insurance Company (the "Mutual Company") on August 26, 1986 and operates in the Mid-Atlantic and Southern states through its wholly-owned stock insurance companies, Atlantic States Insurance Company ("Atlantic States"), Southern Heritage Insurance Company ("Southern Heritage"), Southern Insurance Company of Virginia ("Southern"), Delaware Atlantic Insurance Company ("Delaware") and Pioneer Insurance Company ("Pioneer"), (collectively "Insurance Subsidiaries"). The Company has three operating segments: the investment function, the personal lines of insurance and the commercial lines of insurance. Products offered in the personal lines of insurance consist primarily of homeowners and private passenger automobile policies. Products offered in the commercial lines of insurance consist primarily of commercial automobile, commercial multiple peril and workers' compensation policies. The Insurance Subsidiaries are subject to regulation by Insurance Departments in those states in which they operate and undergo periodic examinations by those departments. The Insurance Subsidiaries are also subject to competition from other insurance companies in their operating areas. Atlantic States participates in an inter-company pooling arrangement with the Mutual Company and assumes 65% of the pooled business. Southern cedes 50% of its business to the Mutual Company and Delaware cedes 70% of its Workers' Compensation business to the Mutual Company. At September 30, 1999, the Mutual Company held 60% of the outstanding common stock of the Company.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1999
TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     Revenues for the three months ended September 30, 1999 were $39,802,234 an increase of $8,147,498 or 25.7%, over the same period of 1998. An increase in net premiums earned of $7,890,792 or 28.1%, represented most of this change. Premium growth escalated as a result of the Company's acquisition of Southern Heritage in November, 1998. Southern Heritage accounted for $5,760,633, or 20.5%, of the increase in net premiums earned. Investment income for the third quarter increased $413,144 or 14.6% with Southern Heritage accounting for an increase of $563,696. The annualized average return on investments was unchanged from 1998 at 5.4% with the average invested assets increasing from $208.0 million in the third quarter 1998 to $239.0 million in the third quarter 1999, accounted for the change. Realized investment gains, which resulted from normal turnover of the Company's investment portfolio, were a loss of $82,852 in the third quarter 1999 compared to a gain of $147,659 for the same period of 1998.

     The GAAP combined ratio of insurance operations in the third quarter of 1999 was 120.6% compared to 112.0% for the same period in 1998. The GAAP combined ratio is the sum of the ratios of incurred losses and loss adjusting expenses to premiums earned (loss ratio), policyholders dividends to premiums earned (dividend ratio), and underwriting expenses to premiums earned (expense ratio). The Company's loss ratio in the third quarter of 1999 was 73.5% compared to 72.8% in the third quarter of 1998. Results for the third quarter of 1999 reflect the integration of Southern Heritage and an increase in losses of approximately $1 million associated with claims resulting from Hurricane Floyd. The expense ratio for the third quarter 1999 was 46.2% compared to 37.5% for the third quarter 1998. Expenses for the third quarter 1999 included a restructuring charge of $2.2 million which resulted from an approved plan that included streamlining of operations, reengineering of work flows, and team approached to marketing and underwriting functions to increase sales and reduce expenses. The restructuring charge included costs associated with the termination of approximately 10% of the Company's employees, the removal from service of certain equipment, the closing of the Company's Delaware office and other costs associated with the consolidation of certain subsidiary support functions into the Marietta, Pennsylvania home office. Other changes were made to increase productivity, eliminate duplicate services, reduce employee benefit costs and improve efficiency and profitability. The Company anticipates annualized expense savings of $6.1 million in 2000 from these changes. The dividend ratio decreased to 0.9% for the third quarter of 1999 compared to 1.7% for the same period of 1998 due to higher loss ratios in the workers' compensation line of business and the addition of Southern Heritage which decrease the percentage that Workers' Compensation represents of the total premiums earned.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1999
TO NINE MONTHS ENDED SEPTEMBER 30, 1998


     Revenues for the nine months ended September 30, 1999 were $119,700,211 an increase of $26,126,305 or 27.9%, over the same period of 1998. An increase in net premiums earned of $25,031,777 or 30.2%, represented most of this change. Premium growth escalated as a result of the Company's acquisition of Southern Heritage in November, 1998. Southern Heritage accounted for $19,158,715, or 23.1%, of the increase in net premiums earned. Investment income for the first nine months increased $1,324,816 or 15.7% with Southern Heritage accounting for an increase of $1,741,597. The annualized average return on investments decreased from 1998 at 5.4% to 5.2% for the first nine months of 1999 with the average invested assets increasing from $208.0 million in 1998 to $247.4 million 1999, accounted for the change. Realized investment gains, which resulted from normal turnover of the Company's investment portfolio, were a loss of $67,437 for the first nine months of 1999 compared to a gain of $494,894 for the same period of 1998.

     The GAAP combined ratio of insurance operations for the first nine months of 1999 was 108.9% compared to 102.3% for the same period in 1998. The GAAP combined ratio is the sum of the ratios of incurred losses and loss adjusting expenses to premiums earned (loss ratio), policyholders dividends to premiums earned (dividend ratio), and underwriting expenses to premiums earned (expense ratio). The Company's loss ratio in the first nine months of 1999 was 69.6% compared to 66.9% in the same period in 1998. Results for 1999 reflect the integration of Southern Heritage and an increase in losses of approximately $1 million associated with third quarter claims resulting from Hurricane Floyd. The expense ratio for the first nine months of 1999 was 38.4% compared to 34.3% for the same period in 1998. Expenses for 1999 included a restructuring charge of $2.2 million which resulted from an approved plan that included streamlining of operations, reengineering of work flows, and team approached to marketing and underwriting functions to increase sales and reduce expenses. The restructuring charge included costs associated with the termination of approximately 10% of the Company's employees, the removal from service of certain equipment, the closing of the Company's Delaware office and other costs associated with the consolidation of certain subsidiary support functions into the Marietta, Pennsylvania home office. Other changes were made to increase productivity, eliminate duplicate services, reduce employee benefit costs and improve efficiency and profitability. The Company anticipates annualized expense savings of $6.1 million in 2000 from these changes. The dividend ratio decreased to 0.9% for the 1999 compared to 1.6% for the same period of 1998 due to higher loss ratios in the workers' compensation line of business and the addition of Southern Heritage which decrease the percentage that Workers' Compensation represents of the total premiums earned.

     For the first nine months of 1999, the Company recorded a Federal Income Tax benefit of $997,372 which resulted from a carryback of a taxable loss resulting primarily from the deduction of tax free interest from its operating income. The effective Federal income tax rate for the first nine months of 1998 was 20.1% which is lower than the expected rate of 34% due primarily to the deduction of tax free interest.

LIQUIDITY AND CAPITAL RESOURCES


     The Company generates sufficient funds from its operations and maintains a high degree of liquidity in its investment portfolio. The primary source of funds to meet the demands of claim settlements and operating expenses are premium collections, investment earnings and maturing investments. As of September 30, 1999 the Company had no material commitment for capital expenditures.

     In investing funds made available from operations, the Company maintains securities maturities consistent with its projected cash needs for the payment of claims and expenses. The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

     As of September 30, 1999, pursuant to a credit agreement dated December 29, 1995 with Fleet National Bank of Connecticut, (the "Bank") the Company had unsecured borrowings of $15.0 million. Per the terms of the credit agreement, the Company may borrow up to $40 million at interest rates equal to the bank's then current prime rate or the then current London interbank Eurodollar bank rate plus 1.70%. At September 30, 1999, the interest rate on the outstanding balance was 7.2125%. In addition, the Company will pay a non-use fee at a rate of 3/10 of 1% per annum on the average daily unused portion of the Bank's commitment. On each July 27, commencing July 27, 2001, the credit line will be reduced by $8 million. Any outstanding loan in excess of the remaining credit line, after such reduction, will then be payable.

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

YEAR 2000 ISSUES

     The Year 2000 issue (i. e. the ability of computer systems to properly process information which contains dates beginning with January 1, 2000 and thereafter) affects virtually all companies. All Computer systems used for processing of business for the Company are owned and operated by Donegal Mutual Insurance Company (the "Mutual Company").

     The ability to process information in a timely and accurate manner is vital to the Company's property and casualty insurance business. The Company recognizes that the systems used to process its business must be able to accurately identify and process information containing year 2000 dates. The Mutual Company has had a vigorous and comprehensive project underway since 1995 to ensure substantial compliance by the end of 1998. This project was initiated as part of a review of the main application systems utilized by the Mutual Company and was geared towards the implementation of new or current versions of its application software to bring greater efficiencies and operational improvements to its users. The project was expanded to include a review of all hardware, peripheral software and inquires of agents and vendors to determine the readiness of each related to the Year 2000 problem. During 1998 the Mutual Company put into production its updated, Year 2000 compliant versions of its main application softwares and late in the year began issuing policies with expiration dates in the year 2000. The implementation of these updated systems were without major problems and the Mutual Company's mission critical systems were substantially Year 2000 compliant by the end of 1998. Testing of less critical systems, documentation of vendors' readiness, replacement of some hardware and final testing of certain other potential problem dates continues in 1999 and is anticipated to be complete by year end. Costs directly related to the Year 2000 changes were not material.

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

     This Year 2000 disclosure contains statements which are forward looking statements that involve risks and uncertainties and qualify for the statutory safe harbor under the Private Securities Litigation Reform Act of 1995. Future Year 2000 readiness activities may not adhere to the anticipated schedule because more problems may be encountered than anticipated in the various stages of testing and trained personnel may not be available to work on internal systems in the time required; or there may be unexpected problems with the readiness of third party business partners and vendors who cannot produce services, or utility companies may not be able to provide the vital services required to maintain operations.
                                      -14-

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

          None.

ITEM 5.   OTHER INFORMATION.

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) EX -27 Financial Data Schedule
          (b) Reports on 8-K:
              No reports on Form 8-K were filed by the Company during the quarter ended Sept. 30, 1999

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   DONEGAL GROUP INC.


SEPTEMBER 12, 1999                 BY:
                                      -----------------------------------------
                                       Donald H. Nikolaus, President
                                         and Chief Executive Officer




SEPTEMBER 12, 1999                 BY:
                                      -----------------------------------------
                                       Ralph G. Spontak, Senior Vice President,
                                         Chief Financial Officer and Secretary