Form 10-Q/A
period 1999-09-30
DONEGAL GROUP INC
filed 1999-11-29
CIK 800457

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
                     -------------------------------------
             (Exact name of registrant as specified in its charter)

                    DELAWARE                              23-2424711
         -------------------------------              ------------------
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)              Identification No.)

             1195 RIVER ROAD, P.O. BOX 302, MARIETTA, PA 17547-0302
                     -------------------------------------
          (Address of principal executive offices, including zip code)

                                 (717) 426-1931
                     -------------------------------------
              (Registrant's telephone number, including area code)

                     -------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _x_ . No __ .

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

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.
                       DONEGAL GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                        SEPTEMBER 30, 1999       DECEMBER 31, 1998
                                                        ------------------       -----------------
ASSETS                                                         (Unaudited)
Investments
    Fixed maturities
       Held to maturity, at amortized cost                   $ 125,111,853           $ 127,183,788
       Available for sale, at market value                      94,785,484              90,525,855
    Equity securities, available for sale at market              8,333,115               6,763,943
    Short-term investments, at cost, which
       approximates market                                      11,559,414              30,521,887
                                                             -------------           -------------
          Total Investments                                    239,789,866             254,995,473
Cash                                                             2,324,706               8,227,042
Accrued investment income                                        3,053,761               3,164,599
Premiums receivable                                             19,511,481              19,824,894
Reinsurance receivable                                          52,536,049              48,339,223
Deferred policy acquisition costs                               11,586,691              11,334,301
Federal income tax receivable                                    2,290,970                 227,841
Deferred federal income taxes                                    5,258,575               3,536,692
Prepaid reinsurance premiums                                    33,376,756              27,203,111
Property and equipment, net                                      6,166,332               5,920,420
Accounts receivable - securities                                      --                   329,299
Other                                                              749,266               2,128,611
                                                             -------------           -------------
          Total Assets                                       $ 376,644,453           $ 385,231,506
                                                             =============           =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Losses and loss expenses                                 $ 147,748,276           $ 141,409,008
    Unearned premiums                                          101,397,903              94,722,785
    Accrued expenses                                             6,437,589               4,821,594
    Drafts payable                                                 862,716               1,394,373
    Reinsurance balances payable                                 1,321,326               1,785,914
    Cash dividend declared to stockholders                            --                   708,513
    Line of credit                                              15,000,000              37,500,000
    Accounts payable - securities                                1,096,813                 503,840
    Other                                                          563,571                 884,392
    Due to affiliate - Other                                     3,157,279                 870,083
                                                             -------------           -------------
          Total Liabilities                                    277,585,473             284,600,502
                                                             -------------           -------------
STOCKHOLDERS' EQUITY
    Preferred stock, $1.00 par value, authorized
       1,000,000 shares; none issued
    Common stock, $1.00 par value, authorized
       10,000,000 shares, issued 8,484,854 and
       8,325,221 shares and outstanding 8,362,566
       and 8,202,933 shares                                      8,484,854               8,325,221
    Additional paid-in capital                                  42,953,834              41,271,322
    Accumulated other comprehensive income (loss)               (1,625,623)              1,315,425
    Retained earnings                                           50,137,671              50,610,792
    Treasury stock                                                (891,756)               (891,756)
                                                             -------------           -------------
          Total Stockholders' Equity                            99,058,980             100,631,004
                                                             -------------           -------------
          Total Liabilities and
              Stockholders' Equity                           $ 376,644,453           $ 385,231,506
                                                             =============           =============

          See accompanying notes to consolidated financial statements.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                                    1999                 1998
                                                    ----                 ----
REVENUES:
    Premiums earned                             $ 53,173,772         $ 42,214,525
    Premiums ceded                                17,218,216           14,149,761
                                                ------------         ------------
       Net premiums earned                        35,955,556           28,064,764
    Investment income, net of investment
       expenses                                    3,238,862            2,825,718
    Realized gains (losses)                          (82,852)             147,659
    Lease income                                     209,777              188,888
    Service fees                                     480,891              427,707
                                                ------------         ------------
       Total Revenues                             39,802,234           31,654,736
                                                ------------         ------------

EXPENSES:
    Losses and loss expenses                      39,853,059           32,826,321
    Reinsurance recoveries                        13,403,097           12,391,787
                                                ------------         ------------
       Net losses and loss expenses               26,449,962           20,434,534
    Amortization of deferred policy
       acquisition costs                           5,020,000            4,835,000
    Other underwriting expenses                   11,584,127            5,693,443
    Policy dividends                                 325,842              478,736
    Interest                                         279,658              210,749
    Other expenses                                   352,535              417,335
                                                ------------         ------------
       Total Expenses                             44,012,124           32,069,797
                                                ------------         ------------

    Loss before income taxes                      (4,209,890)            (415,061)
Income tax benefit                                (1,767,010)            (459,475)
                                                ------------         ------------
    Net income (loss)                           $ (2,442,880)        $     44,414
                                                ============         ============

Earnings (loss) per common share
    Basic                                       $       (.29)        $        .01
                                                ============         ============
    Diluted                                     $       (.29)        $        .01
                                                ============         ============



                        STATEMENT OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                   THREE MONTHS ENDED MARCH 31,
                                                     1999                1998
                                                     ----                ----
Net Income (loss)                                $(2,442,880)        $    44,414
                                                 -----------         -----------
Other comprehensive income (loss), net of tax
    Unrealized gains (losses) on securities:
       Unrealized holding loss arising
          during the period                         (776,043)           (109,774)
    Less: Reclassification adjustment for
          (gains) losses included in
          net income                                  54,682             (97,455)
                                                 -----------         -----------
Other comprehensive loss                            (721,361)           (207,229)
                                                 -----------         -----------
Comprehensive income (loss)                      $(3,164,241)        $   162,815
                                                 ===========         ===========


          See accompanying notes to consolidated financial statements.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                              1999              1998
                                                              ----              ----
REVENUES:
    Premiums earned                                      $ 157,663,660      $ 123,953,613
    Premiums ceded                                          49,784,318         41,106,048
                                                         -------------      -------------
       Net premiums earned                                 107,879,342         82,847,565
    Investment income, net of investment
       expenses                                              9,763,940          8,439,124
    Realized gains (losses)                                    (67,437)           494,894
    Lease income                                               612,138            560,072
    Service charge income                                    1,512,228          1,232,251
                                                         -------------      -------------
       Total Revenues                                      119,700,211         93,573,906
                                                         -------------      -------------

EXPENSES:
    Losses and loss expenses                               112,959,768         86,186,915
    Reinsurance recoveries                                  37,895,855         30,725,338
                                                         -------------      -------------
       Net losses and loss expenses                         75,063,913         55,461,577
    Amortization of deferred policy
       acquisition costs                                    18,376,000         14,560,000
    Other underwriting expenses                             23,105,011         13,840,760
    Policy dividends                                           955,854          1,298,860
    Interest                                                   974,089            594,364
    Other expenses                                           1,213,493          1,240,927
                                                         -------------      -------------
       Total Expenses                                      119,688,360         86,996,488
                                                         -------------      -------------

    Income before income taxes                                  11,851          6,577,418
Income tax expense (benefit)                                  (997,372)         1,323,459
                                                         -------------      -------------
    Net income                                           $   1,009,223      $   5,253,959
                                                         =============      =============

Earnings per common share
    Basic                                                $         .12      $         .64
                                                         =============      =============
    Diluted                                              $         .12      $         .63
                                                         =============      =============



                        STATEMENT OF COMPREHENSIVE INCOME
                                   (Unaudited)


                                                            THREE MONTHS ENDED MARCH 31,
                                                              1999               1998
                                                              ----               ----

Net Income                                                 $ 1,009,223        $ 5,253,959
                                                           -----------        -----------
Other comprehensive income (loss), net of tax
    Unrealized gains on securities:
       Unrealized holding gains (losses) arising
          during the period                                 (2,985,556)           563,544
Less: Reclassification adjustment for
    Reclassification adjustment for (gains) losses
          included in net income                                44,508           (326,630)
                                                           -----------        -----------
Other comprehensive income (loss)                           (2,941,048)           236,914
                                                           -----------        -----------
Comprehensive income (loss)                                $(1,931,825)       $ 5,490,873
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

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999




                                                                  ACCUMULATED                                         TOTAL
                               COMMON STOCK          ADDITIONAL    OTHER COM-                                         STOCK-
                           -------------------        PAID-IN      PREHENSIVE       RETAINED        TREASURY         HOLDERS'
                           SHARES      AMOUNT         CAPITAL     INCOME(LOSS)      EARNINGS         STOCK            EQUITY
                           ------      ------         -------     ------------      --------         -----           -------
BALANCE,
  DECEMBER 31, 1998      8,325,221   $8,325,221    $41,271,322     $1,315,425     $50,610,792       $(891,756)     $100,631,004

ISSUANCE OF
  COMMON STOCK             159,633      159,633      1,682,512                                                        1,842,145

NET INCOME                                                                          1,009,223                         1,009,223

CASH DIVIDEND                                                                      (1,482,344)                       (1,482,344)

OTHER COMPREHENSIVE
  LOSS                                                             (2,941,048)                                       (2,941,048)
                         ---------   ----------    -----------     ----------     -----------       ---------      ------------
BALANCE,
 SEPTEMBER 30, 1999      8,484,854   $8,484,854    $42,953,834    $(1,625,623)    $50,137,671       $(891,756)     $ 99,058,980
                         =========   ==========    ===========    ===========     ===========       =========      ============


          See accompanying notes to consolidated financial statements.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                      1999                 1998
                                                                      ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                               $  1,009,223         $  5,253,959
                                                                  ------------         ------------
         Adjustments to reconcile net income to net
             cash provided by operating activities:
             Depreciation and amortization                             788,044              345,591
             Realized investment (gain) loss                            67,437             (494,894)
         Changes in Assets and Liabilities:
             Losses and loss expenses                                6,339,268           10,231,082
             Unearned premiums                                       6,675,118            8,619,723
             Premiums receivable                                       313,413           (1,458,388)
             Deferred policy acquisition costs                        (252,390)            (867,671)
             Deferred federal income taxes                            (172,251)             (68,652)
             Reinsurance receivable                                 (4,196,826)          (6,057,624)
             Prepaid reinsurance premiums                           (6,173,645)          (4,100,751)
             Accrued investment income                                 110,838                 (197)
             Due from affiliate                                      2,287,196              741,570
             Reinsurance balances payable                             (464,588)             (49,709)
             Current income taxes payable                           (2,063,129)            (826,362)
             Other, net                                              2,142,862             (413,684)
                                                                  ------------         ------------
         Net adjustments                                             5,401,347            5,600,034
                                                                  ------------         ------------
             Net cash provided by operating activities               6,410,570           10,853,993
                                                                  ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of fixed maturities
             Held to maturity                                      (10,825,788)         (13,800,482)
             Available for sale                                    (19,558,519)         (26,025,429)
         Purchase of equity securities, available for sale          (9,602,686)         (14,612,002)
         Maturity of fixed maturities
             Held to maturity                                       12,834,588           17,476,597
             Available for sale                                     11,950,518           11,898,065
         Sale of fixed maturities - available for sale                    --                535,765
         Sale of equity securities, available for sale               7,744,072            9,545,064
         Purchase of property and equipment                           (968,852)            (517,939)
         Net sales of short-term investments                        18,962,473            9,317,228
                                                                  ------------         ------------
             Net cash (used in) investing activities                10,535,806           (6,183,133)
                                                                  ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Cash dividends paid                                        (2,190,857)          (1,969,049)
         Issuance of common stock                                    1,842,145            1,850,469
         Line of credit, net                                       (22,500,000)          (5,500,000)
                                                                  ------------         ------------
         Net cash used in financing activities                     (22,848,712)          (5,618,580)
                                                                  ------------         ------------

Net decrease in cash                                                (5,902,336)            (947,720)
Cash at beginning of year                                            8,227,042            3,413,315
                                                                  ------------         ------------
Cash at end of quarter                                            $  2,324,706         $  2,465,595
                                                                  ============         ============

Cash paid during period - Interest                                $    975,500         $    102,306
                        - Income taxes                            $  1,238,008         $  2,218,473


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

3 -    EARNINGS PER SHARE

       The computation of basic and diluted earnings per share is as follows:



                                                        WEIGHTED
                                                        AVERAGE           EARNINGS
                                       NET               SHARES              PER
                                      INCOME           OUTSTANDING          SHARE
                                      ------           -----------        --------
THREE MONTHS ENDED SEPTEMBER 30:
1999
         Basic                     $(2,442,880)          8,347,396        $   (.29)
         Effect of stock options           --                  --              --
                                   -----------         -----------        --------
         Diluted                   $(2,442,880)          8,347,396        $   (.29)
                                   -----------         -----------        --------

1998
         Basic                     $    44,414           8,145,510        $    .01
         Effect of stock options          --               107,982            --
                                   -----------         -----------        --------
         Diluted                   $    44,414           8,253,492        $    .01
                                   -----------         -----------        --------


                                                         WEIGHTED
                                                         AVERAGE           EARNINGS
                                       NET                SHARES              PER
                                      INCOME            OUTSTANDING          SHARE
                                      ------            -----------        --------
NINE MONTHS ENDED SEPTEMBER 30:

1999
         Basic                      $1,009,223           8,292,461           $ .12
         Effect of stock options           --                   --             --
                                    ----------           ---------           -----
         Diluted                    $1,009,223           8,292,461           $ .12
                                    ----------           ---------           -----

1998
         Basic                      $5,253,959           8,105,566           $ .64
         Effect of stock options            --             148,613            (.01)
                                    ----------           ---------           -----
         Diluted                    $5,253,959           8,254,179            $.63
                                    ----------           ---------           -----

4 -    SEGMENT INFORMATION

       The performance of the personal lines and commercial lines based upon underwriting results as determined under statutory accounting practices (SAP) which is used by management to measure performance for the total business of the Company.

       Financial data by segment is as follows:
                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                    1999                 1998
                                                    ----                 ----
                                                         ($ in thousands)
Revenues:
    Premiums earned:
       Commercial lines                           $ 12,069             $ 10,479
       Personal lines                               23,886               17,586
                                                  --------             --------
         Total net premiums earned                  35,955               28,065
                                                  --------             --------
       Net investment income                         3,239                2,826
       Realized investment
         gains (losses)                                (82)                 148
       Other                                           690                  616
                                                  --------             --------
Total revenues                                    $ 39,802             $ 31,655
                                                  ========             ========

Income before income taxes:
    Underwriting income (loss)
       Commercial lines                           $     (9)            $    (25)
       Personal lines                               (7,326)              (3,192)
                                                  --------             --------
         SAP underwriting gain
             (loss)                                 (7,335)              (3,217)
       GAAP adjustments                                (90)                (160)
                                                  --------             --------
         GAAP underwriting gain
             (loss)                                 (7,425)              (3,377)
    Net investment income                            3,239                2,826
    Realized investment gains (losses)                 (82)                 148
    Other                                               58                  (12)
                                                  --------             --------
Income before income taxes                        $ (4,210)            $   (415)
                                                  ========             ========

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                    1999                 1998
                                                    ----                 ----
                                                         ($ in thousands)
Revenues:
    Premiums earned:
       Commercial lines                           $  35,251          $  32,529
       Personal lines                                72,628             50,319
                                                  ---------          ---------
         Total net premiums earned                  107,879             82,848
                                                  ---------          ---------
       Net investment income                          9,764              8,439
       Realized investment
         gains (losses)                                 (67)               495
       Other                                          2,124              1,792
                                                  ---------          ---------
Total revenues                                    $ 119,700          $  93,574
                                                  =========          =========

Income before income taxes:
    Underwriting income (loss)
       Commercial lines                           $    (214)         $   3,037
       Personal lines                                (9,495)            (6,367)
                                                  ---------          ---------
         SAP underwriting gain
             (loss)                                  (9,709)            (3,330)
       GAAP adjustments                                  87              1,016
                                                  ---------          ---------
         GAAP underwriting gain
             (loss)                                  (9,622)            (2,314)
    Net investment income                             9,764              8,439
    Realized investment gains (losses)                  (67)               495
    Other                                               (63)               (43)
                                                  ---------          ---------
Income before income taxes                        $      12          $   6,577
                                                  =========          =========


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



                               DONEGAL GROUP INC.


NOVEMBER 24, 1999              BY: /s/ Donald H. Nikolaus
                                   -------------------------------------------
                                     Donald H. Nikolaus, President
                                       and Chief Executive Officer


NOVEMBER 24, 1999              BY: /s/ Ralph G. Spontak
                                   -------------------------------------------
                                     Ralph G. Spontak, Senior Vice President,
                                     Chief Financial Officer and Secretary