Form 10-K
period 1999-12-31
DONEGAL GROUP INC
filed 2000-03-30
CIK 800457

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

On March 15, 2000, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the Registrant was $24,719,873.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 8,618,558 shares of Common Stock outstanding on March 15, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of the Registrant's annual report to stockholders for the fiscal year ended December 31, 1999 are incorporated by reference into Parts I, II and IV of this report.

2. Portions of the Registrant's proxy statement relating to the annual meeting of stockholders to be held April 20, 2000 are incorporated by reference into Part III of this report.

                               DONEGAL GROUP INC.

                            INDEX TO FORM 10-K REPORT

                                                                            Page
                                                                            ----
I.    PART I.

      Item 1.      Business.................................................  1
      Item 2.      Properties................................................23
      Item 3.      Legal Proceedings.........................................23
      Item 4.      Submission of Matters to a Vote of Security Holders.......23
                   Executive Officers of the Company.........................23

II.   PART II.

      Item 5.      Market for Registrant's Common Equity and
                     Related Stockholder Matters.............................25
      Item 6.      Selected Financial Data...................................25
      Item 7.      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.............25
      Item 8.      Financial Statements and Supplementary Data...............25
      Item 9.      Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosure..................25

III.  PART III.

      Item 10.     Directors and Executive Officers of the Registrant........26
      Item 11.     Executive Compensation....................................26
      Item 12.     Security Ownership of Certain Beneficial
                     Owners and Management...................................26
      Item 13.     Certain Relationships and Related Transactions............26

IV.   PART IV.

      Item 14.     Exhibits, Financial Statement Schedules
                     and Reports on Form 8-K.................................27

                                       (i)

                                     PART I

Item 1.   Business.
------    ---------

     (a) General Development of Business.
         --------------------------------

     Donegal Group Inc. is an insurance holding company formed in August 1986, which is headquartered in Pennsylvania and engages, through its subsidiaries, in the property and casualty insurance business in 19 mid-Atlantic and southeastern states. As used herein, "DGI" or the "Company" refers to Donegal Group Inc. and its insurance subsidiaries, Atlantic States Insurance Company ("Atlantic States"), Southern Insurance Company of Virginia ("Southern"), Delaware Atlantic Insurance Company ("Delaware Atlantic"), Pioneer Insurance Company ("Pioneer") and Southern Heritage Insurance Company ("Southern Heritage"). DGI is currently 61.8% owned by Donegal Mutual Insurance Company (the "Mutual Company"). DGI and its subsidiaries and the Mutual Company underwrite a broad line of personal and commercial coverages, consisting of private passenger and commercial automobile, homeowners, commercial multi-peril, workers' compensation and other lines of insurance.

     The Company's strategy is to seek growth both internally and through acquisitions. Since the formation of the Company and Atlantic States in 1986, the Company has completed the following acquisitions:


                                                         Net          Net Premiums
                                                       Premiums       Written Year
                                                     Written Year         Ended
                                           Year        Prior to       December 31,
Company Acquired                         Acquired    Acquisition          1999
----------------                         --------    ------------     ------------
Southern Insurance Company of Virginia     1988       $1,128,843       14,193,477
Delaware Atlantic Insurance Company        1995        2,824,398        3,813,812
Pioneer Insurance Company                  1997        4,499,273        3,749,701
Southern Heritage Insurance Company        1998       32,002,540       17,422,801

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

     On November 17, 1998, DGI purchased all of the outstanding capital stock of Southern Heritage, a Georgia-domiciled property and casualty insurance company, from Southern Heritage Limited Partnership for a purchase price, as finally settled, of $18,824,950 in cash.

     The Mutual Company is currently a party to retrocessional reinsurance contracts with each of the Company's subsidiaries, Southern, Delaware Atlantic, Pioneer and Southern Heritage, whereby the Mutual Company reinsures each such subsidiary in respect of 100% of the net liability that may accrue to such subsidiary from its insurance operations and retrocedes 100% of the net liability back to such subsidiary, which such subsidiary assumes.

     On March 19, 1999, the Mutual Company, the Company and Donegal Financial Services Corporation, a Delaware corporation formed by the Mutual Company and the Company in 1999 ("Donegal Financial" and together with the Mutual Company and the Company, the "Applicants"), filed an Application for Permission to Organize a Federal Stock Savings Bank and related holding company application with the Office of Thrift Supervision (the "OTS") pursuant to Section 10(e) of the Home Owners' Loan Act to organize a proposed de novo federal savings bank, to be known as Donegal Federal Savings Bank (the "Savings Bank"), the deposits of which will be insured by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC"). An Application for Federal Deposit Insurance was filed on behalf of the Savings Bank with the FDIC on April 9, 1999. These applications currently remain under review by the OTS and the FDIC.

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

     (b) Financial Information about Industry Segments.
         ----------------------------------------------

     The Company has three segments, which consist of the investment function, the personal lines of insurance and the commercial lines of insurance. Financial information about these segments is set forth in Note 17 to the Consolidated Financial Statements incorporated by reference herein.

     (c) Narrative Description of Business.
         ----------------------------------

Relationship with the Mutual Company

     DGI's operations are interrelated with the operations of the Mutual Company and, because of the percentage of the pooled business assumed by DGI, DGI's results of operations are dependent to a material extent upon the success of the Mutual Company. In addition, various reinsurance agreements exist between the Company and the Mutual Company. The Mutual Company is responsible for underwriting and marketing the pooled business and provides facilities, employees and services required to conduct the business of DGI on a cost-allocated basis. The Mutual Company owned 61.8% of DGI as of March 15, 2000.

     Through the pool, DGI writes personal and commercial property and casualty insurance lines, including automobile, homeowners, commercial multi-peril, workers' compensation and other lines of business. The insurance agencies under contract with the Mutual Company serve as representatives for the pool participants.

     The Mutual Company provides all personnel for the Company and certain of its insurance subsidiaries, including Atlantic States, Delaware Atlantic, Southern and Pioneer. Expenses are allocated to the Company, Delaware Atlantic, Southern and Pioneer according to a time allocation and estimated usage agreement, and to Atlantic States in relation to the relative participation of the Mutual Company and Atlantic States in the pooling agreement described herein. Expenses allocated to the Company under such agreement were $27,466,898 in 1999.

     The Mutual Company leases office equipment and automobiles from the Company, under a lease dated January 1, 1990. The Mutual Company made lease payments to the Company of $819,474 in 1999.

     Under the terms of the intercompany pooling agreement, Atlantic States cedes to the Mutual Company the premiums, losses and loss expenses on all of its insurance business. Substantially all of the Mutual Company's property and casualty insurance business written or in force on or after October 1, 1986 is included in the pooled business. Pursuant to amendments to the pooling agreement subsequent to October 1, 1986, the Mutual Company, which is solely responsible for any losses in the pooled business with dates of loss on or before the close of business on September 30, 1986, has increased the percentage of retrocessions of the pooled business to Atlantic States. As most recently amended, effective as of January 1, 1996, 65% of the pooled business has been retroceded to Atlantic States. All premiums, losses, loss expenses and other underwriting expenses are prorated among the parties on the basis of their participation in the pool. The pooling agreement may be amended or terminated at the end of any calendar year by agreement of the parties. The allocations of pool participation percentages between the Mutual Company and Atlantic States are based on the pool participants' relative amounts of capital and surplus, expectations of future relative amounts of capital and surplus and the ability of the Company to raise capital for Atlantic States. The Company does not currently anticipate a further increase in Atlantic States' percentage of participation in the pool, nor does the Company intend to terminate the participation of Atlantic States in the pooling agreement.

     The underwriting pool is intended to produce a more uniform and stable underwriting result from year to year for the participants in the pool than they would experience individually and to spread the risk of loss among all the participants. Each company participating in the pool has at its disposal the capacity of the entire pool, rather than being limited to policy exposures of a size commensurate with its own capital and surplus. The additional capacity exists because such policy exposures are spread among the pool participants, each of which has its own capital and surplus.

     In addition to the underwriting pool, through the retrocessional reinsurance agreements with each of the Company's subsidiaries, Southern, Delaware Atlantic, Pioneer and Southern Heritage, the Mutual Company reinsures each such subsidiary in respect of 100% of the net liability that may accrue to such subsidiary from its insurance operations and retrocedes 100% of the net liability back to such subsidiary, which such subsidiary assumes.

     On March 19, 1999, the Mutual Company, the Company and Donegal Financial filed an Application for Permission to Organize a Federal Stock Savings Bank and related holding company application with the OTS pursuant to Section 10(e) of the Home Owners' Loan Act to organize a proposed de novo federal savings bank, to be known as Donegal Federal Savings Bank, the deposits of which will be insured by the Savings Association Insurance Fund of the FDIC. An Application for Federal Deposit Insurance was filed on behalf of the Savings Bank with the FDIC on April 9, 1999. These applications currently remain under review by the OTS and the FDIC.

     All of the Company's officers are officers of the Mutual Company, five of the Company's seven directors are directors of the Mutual Company and three of the Company's executive officers are directors of the Mutual Company. The Company and the Mutual Company maintain a Coordinating Committee, which consists of two outside directors from each of the Company and the Mutual Company, none of whom holds seats on both Boards, to review and evaluate the pooling agreement between the Company and the Mutual Company and to be responsible for matters involving actual or potential conflicts of interest between the Company and the Mutual Company. The decisions of the Coordinating Committee are binding on the

Company and the Mutual Company. The Company's Coordinating Committee members must conclude that intercompany transactions are fair and equitable to the Company. The purpose of this provision is to protect the interests of the stockholders of the Company other than the Mutual Company. The Coordinating Committee meets on an as-needed basis.

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

Property and Casualty Insurance Products and Services

     The following table indicates the percentage of DGI's net premiums written represented by commercial lines and by personal lines for the years ended December 31, 1999, 1998 and 1997:

                                                      Year Ended December 31,
                                                    --------------------------
                                                    1999       1998       1997
                                                    ----       ----       ----
Net Premiums Written:

    Commercial................................      35.6%      38.2%      41.0%
    Personal..................................      64.4%      61.8%      59.0%

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

     The following table sets forth the combined ratios of DGI, prepared in accordance with generally accepted accounting principles and statutory accounting principles prescribed or permitted by state insurance authorities. The combined ratio is a traditional measure of underwriting profitability. When the combined ratio is under 100%, underwriting results are generally considered profitable. Conversely, when the combined ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. DGI's operating income depends on income from both underwriting operations and investments. DGI's combined ratio for 1999 was adversely impacted by restructuring charges of approximately $681,000 incurred in the third quarter of 1999.

                                                    Year Ended December 31,
                                                ------------------------------
                                                 1999         1998        1997
                                                -----        -----       -----
GAAP combined ratio...........................  106.5%        99.8%       97.6%
Statutory operating ratios:
   Loss ratio.................................   68.8         64.0        64.0
   Expense ratio..............................   37.1         35.4        34.0
   Dividend ratio.............................    0.9          1.4         1.2
                                                                --          --
Statutory combined ratio......................  106.8%       100.8%       99.2%
                                                =====        =====       =====
Industry statutory combined ratio(1)..........  107.5%       105.6%      101.6%
                                                =====        =====       =====
----------
(1)  Source: A.M. Best Co.

     DGI is required to participate in involuntary insurance programs for automobile insurance, as well as other property and casualty insurance lines, in states in which DGI operates. These programs include joint underwriting associations, assigned risk plans, fair access to insurance requirements ("FAIR") plans, reinsurance facilities and windstorm plans. Legislation establishing these programs requires all companies that write lines covered by these programs to provide coverage (either directly or through reinsurance) for insureds who cannot obtain insurance in the voluntary market. The legislation creating these programs usually allocates a pro rata portion of risks attributable to such insureds to each company on the basis of direct premiums written or the number of automobiles insured. Generally, state law requires participation in such programs as a condition to doing business. The loss ratio on insurance written under involuntary programs has traditionally been greater than the loss ratio on insurance in the voluntary market. During 1998 and 1999, the Company received assessments totaling $1.3 million and $726,000, respectively, from the Pennsylvania Insurance Guaranty Association relating to the insolvency of two medical malpractice insurers. The impact of these involuntary programs on DGI were not material during 1997.

     The following table sets forth the net premiums written and combined ratios by line of insurance for the business of DGI, prepared in accordance with statutory accounting practices prescribed or permitted by state insurance authorities, for the periods indicated.


                                                Year Ended December 31,
                                        ---------------------------------------
                                         1999             1998            1997
                                        -------         -------         -------
                                                 (dollars in thousands)
Net Premiums Written:
Commercial:
  Automobile ...................        $12,608         $11,120         $10,522
  Workers' compensation ........         17,519          15,446          15,590
  Commercial multi-peril .......         18,872          17,046          16,357

                                               Year Ended December 31,
                                      --------------------------------------
                                        1999           1998           1997
                                      --------       --------       --------
                                              (dollars in thousands)
  Other ........................         1,433          1,473          1,612
                                      --------       --------       --------
    Total commercial ...........        50,432         45,085         44,081
                                      --------       --------       --------
Personal:
  Automobile ...................        60,716         46,609         38,989
  Homeowners ...................        25,573         21,737         19,939
  Other ........................         5,135          4,724          4,597
                                      --------       --------       --------
    Total personal .............        91,424         73,070         63,525
                                      --------       --------       --------
Total business .................      $141,856       $118,155       $107,606
                                      ========       ========       ========
Statutory Combined Ratios:
Commercial:
  Automobile ...................         113.8%         118.2%          89.9%
  Workers' compensation ........          96.7           80.4           89.5
  Commercial multi-peril .......          95.7           85.6          103.0
  Other ........................          80.6           71.1           57.7
                                      --------       --------       --------
    Total commercial ...........         100.0           91.3           93.5
                                      --------       --------       --------
Personal:
  Automobile ...................         106.8          104.2           98.7
  Homeowners ...................         123.9          115.7          116.4
  Other ........................          87.1           91.2           87.6
                                      --------       --------       --------
    Total personal .............         110.6          106.7          103.4
                                      --------       --------       --------
Total business .................         106.8%         100.8%          99.2%
                                      ========       ========       ========

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

     DGI's underwriting and pricing strategy is designed to produce an underwriting profit resulting in a Company-wide combined ratio below 100%. DGI and the Mutual Company have a conservative underwriting philosophy, which, in the opinion of management, is one of the prime reasons for DGI's favorable loss ratios relative to the property and casualty insurance industry over the last five years, with the exception of 1999, when DGI's loss ratio was adversely impacted by restructuring charges.

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

     DGI and the Mutual Company have developed comprehensive growth strategies for each of the commercial and personal lines of insurance business. DGI has focused on the small-to medium-sized commercial insurance markets, which have traditionally been a more stable and profitable segment of the property and casualty insurance business than the large commercial insurance markets, which have become increasingly competitive in the past several years. Commercial lines marketing is characterized by account selling, in which multiple lines of insurance are offered to a single policyholder.

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

     The establishment of appropriate liabilities is an inherently uncertain process, and there can be no assurance that the ultimate liability will not exceed DGI's loss and loss expense reserves and have an adverse effect on DGI's results of operations and financial condition. As is the case for virtually all property and casualty insurance companies, DGI has found it necessary in the past to revise estimated future liabilities for losses and loss expenses in non-material amounts, and further adjustments could be required in the future. However, on the basis of DGI's internal procedures, which analyze, among other things, DGI's experience with similar cases and historical trends such as reserving patterns, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes, management of DGI believes that adequate provision has been made for DGI's liability for losses and loss expenses.

     Differences between liabilities reported in DGI's financial statements prepared on the basis of generally accepted accounting principles ("GAAP") and financial statements prepared on a statutory accounting basis result from reducing statutory liabilities for anticipated salvage and subrogation recoveries. These differences amounted to $7,736,942, $7,963,559 and $6,155,467 at December 31, 1999, 1998 and 1997, respectively.

     The following tables set forth a reconciliation of the beginning and ending net liability for unpaid losses and loss expenses for the periods indicated on a GAAP basis for the Company.

                                                 Year Ended December 31,
                                         --------------------------------------
                                           1999           1998           1997
                                         --------       --------       --------
                                                     (in thousands)
Net liability for unpaid losses
  and loss expenses at
  beginning of year .................    $ 93,863       $ 77,474       $ 75,428
Net liabilities of acquired company..          --         14,967             --
                                         --------       --------       --------
Net beginning balance as adjusted ...    $ 93,863       $ 92,441       $ 75,428
Provision for net losses and
  loss expenses for claims
  incurred in the current year ......      99,659         75,463         69,040
Decrease in provision for estimated
  net losses and loss expenses for
  claims incurred in prior years ....        (454)        (2,296)        (1,384)
                                         --------       --------       --------

Total incurred ......................      99,205         73,167         67,656
Net losses and loss payments
  for claims incurred during:
The current year ....................      58,906         44,389         39,133
Prior years .........................      36,668         27,356         26,477
                                         --------       --------       --------

Total paid ..........................      95,574         71,745         65,610

Net liability for unpaid losses
  and loss expenses at
  end of year .......................    $ 97,494       $ 93,863       $ 77,474
                                         ========       ========       ========

     The following table sets forth the development of the liability for net unpaid losses and loss expenses for DGI on a GAAP basis from 1989 to 1999, with supplemental loss data for 1999 and 1998.

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

     The "Liability reestimated as of" portion of the table shows the reestimated amount of the previously recorded liability based on experience for each succeeding year. The estimate is increased or decreased as payments are made and more information becomes known about the severity of the remaining unpaid claims. For example, the 1990 liability has developed an excess after nine years, in that reestimated net losses and loss expenses are expected to be $2.8 million less than the estimated liability initially established in 1990 of $31.9 million.

     The "Cumulative excess" shows the cumulative excess at December 31, 1999 of the liability estimate shown on the top line of the corresponding column. An excess in liability means that the liability established in prior years exceeded actual net losses and loss expenses or were reevaluated at less than the original amount. A deficiency in liability would mean that the liability established in prior years was less than actual net losses and loss expenses or were reevaluated at more than the original amount.

     The "Cumulative amount of liability paid through" portion of the table shows the cumulative net losses and loss expense payments made in succeeding years for net losses incurred prior to the balance sheet date. For example, the 1990 column indicates that as of December 31, 1999 payments equal to $28.9 million of the currently reestimated ultimate liability for net losses and loss expenses of $29.1 million had been made.


                                                                    Year Ended December 31
                         ----------------------------------------------------------------------------------------------------------
                           1989      1990      1991      1992      1993      1994     1995       1996      1997      1998     1999
                         -------   -------   -------   -------   -------   -------  --------   -------   -------   -------   ------
                                                                        (in thousands)
Net liability at end of
 year for unpaid losses
 and loss expenses...... $27,767   $31,898   $36,194   $44,339   $52,790   $63,317  $ 71,155   $75,428   $77,474   $93,863   $97,494

 Net liability
   reestimated as of:...
    One year later......  29,175    32,923    37,514    45,408    50,583    60,227    68,348    74,044    75,178    93,409
    Two years later.....  28,861    33,550    37,765    42,752    48,132    56,656    66,520    70,545    74,269
    Three years later...  28,545    32,803    35,446    40,693    44,956    54,571    63,187    68,788
    Four years later....  27,717    31,004    33,931    38,375    42,157    51,825    60,457
    Five years later....  26,759    30,041    32,907    37,096    41,050    50,493
    Six years later.....  26,180    29,595    32,234    36,682    40,572
    Seven years later...  25,971    29,417    31,976    36,730
    Eight years later...  25,828    29,175    31,685
    Nine years later....  25,904    29,058
    Ten years later.....  25,856
Cumulative excess....... $(1,911)  $(2,840)  $(4,509)  $(7,609) $(12,218) $(12,824) $(10,698)* $(6,640)  $(3,205)   $ (454)
                         =======   =======   =======   =======  ========  ========  ========   =======   =======    ======

Cumulative amount of
 liability paid through:
   One year later....... $11,401   $13,003   $13,519   $16,579   $16,126   $19,401   $23,479   $26,477   $27,356    $36,668
   Two years later......  17,421    19,795    20,942    24,546    25,393    30,354    37,078    40,384    46,143
   Three years later....  20,986    24,178    25,308    29,385    32,079    38,684    45,796    52,071
   Four years later.....  23,268    26,413    27,826    32,925    36,726    43,655    51,771
   Five years later.....  24,331    27,439    29,605    34,757    39,122    46,331
   Six years later......  24,909    28,157    30,719    35,739    40,440
   Seven years later....  25,280    28,627    31,173    36,518
   Eight years later....  25,599    28,841    31,412
   Nine years later.....  25,695    28,948
   Ten years later......  25,753


                                                                          Year Ended December 31
                                        -------------------------------------------------------------------------------------------
                                          1992       1993        1994        1995        1996        1997        1998        1999
                                        -------    -------     -------     -------     --------    --------    --------    --------
                                                                               (in thousands)
Gross liability at end of year......... $57,777    $70,093     $88,484     $98,894     $114,622    $118,112    $141,409    $149,979
Reinsurance recoverable................  13,438     17,303      25,167      27,739       39,194      40,638      47,546      52,485
Net liability at end of year...........  44,339     52,790      63,317      71,155       75,428      77,474      93,863      97,494
Gross reestimated liability -- latest..  58,615     56,519      74,406      85,727      107,600     115,187     135,464
Reestimated recoverable -- latest......  21,885     15,947      23,913      25,270       38,812      40,918      42,055
Net reestimated liability -- latest....  36,730     40,572      50,493      60,457       68,788      74,269      93,409
Gross cumulative deficiency (excess)...     838    (13,574)    (14,078)    (13,167)      (7,022)     (2,925)     (5,945)

Reinsurance

     DGI and the Mutual Company use several different reinsurers, all of which have a Best rating of A- or better or, with respect to foreign reinsurers, have a financial condition which, in the opinion of management, is equivalent to a company with at least an A-rating.

     The external reinsurance purchased by DGI and the Mutual Company includes "excess treaty reinsurance," under which losses are automatically reinsured over a set retention ($250,000 for 1999), and "catastrophic reinsurance," under which the reinsured recovers 95% of an accumulation of many losses resulting from a single event, including natural disasters (for 1999, $3,000,000 retention). DGI's principal reinsurance agreement in 1999, other than that with the Mutual Company, was an excess of loss treaty in which the reinsurers were Continental Casualty Company, Dorinco Reinsurance Company and Swiss Re America. Reinsurance is also purchased on an individual policy basis to reinsure losses that may occur from large risks, specific risk types or specific locations. The amount of coverage provided under each of these types of reinsurance depends upon the amount, nature, size and location of the risk being reinsured. For property insurance, excess of loss treaties provide for coverage up to $1,000,000. For liability insurance, excess of loss treaties provide for coverage up to $30,000,000. Property catastrophe contracts provide coverage up to $70,000,000 resulting from one event. On both property and casualty insurance, DGI and the Mutual Company purchase facultative reinsurance to cover exposures from losses that exceed the limits provided by their respective treaty reinsurance. Atlantic States cedes to the Mutual Company all of its insurance business and assumes from the Mutual Company 65% of the Mutual Company's total pooled insurance business, including that assumed from Atlantic States and substantially all of the business assumed and retained by the Mutual Company from Southern and Delaware Atlantic. Atlantic States, Southern, Delaware Atlantic, Pioneer and Southern Heritage each have a catastrophe reinsurance agreement with the Mutual Company which limits the maximum liability under any one catastrophic occurrence to $400,000, $300,000, $300,000, $200,000 and $400,000, respectively, and
$700,000 for a catastrophe involving more than one of the companies. The Mutual Company and Delaware Atlantic have an excess of loss reinsurance agreement in which the Mutual Company assumes up to $200,000 of losses in excess of $50,000 and a workers' compensation quota share agreement whereby Delaware Atlantic cedes 70% of that business. The Mutual Company and Pioneer have an excess of loss reinsurance agreement in which the Mutual Company assumes up to $200,000 of losses in excess of $50,000. The Mutual Company and Southern have an excess of loss reinsurance agreement in which the Mutual Company assumes up to $25,000 of losses in excess of $100,000 and a quota share agreement whereby Southern cedes 50% of its direct business less certain reinsurance to the Mutual Company. Southern, Delaware Atlantic, Pioneer and Southern Heritage each have retrocessional reinsurance agreements with the Mutual Company, under which they cede, and then assume back, 100% of their business net of other reinsurance.

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

Investments

     DGI's return on invested assets is an important element of its financial results. Currently, the investment objective is to maintain a widely diversified fixed maturities portfolio structured to maximize after-tax investment income while minimizing credit risk through investments in high quality instruments. At December 31, 1999, all debt securities were rated investment grade with the exception of three unrated obligations of $878,000, and the investment portfolio did not contain any mortgage loans or any non-performing assets.

     The following table shows the composition of the debt securities investment portfolio (at carrying value), excluding short-term investments, by rating as of December 31, 1999:

                                                          December 31, 1999
                                                     --------------------------
Rating(1)                                              Amount           Percent
---------                                             --------          -------
                                                        (dollars in thousands)
U.S. Treasury and U.S. agency securities(2).....      $111,574           47.3%

Aaa or AAA......................................        66,696           28.2
Aa or AA........................................        34,550           14.6
A...............................................        22,275            9.4

BBB.............................................           245            0.1
Not rated(3)....................................           878            0.4
                                                      --------           ----
     Total......................................      $236,218            100%
                                                      ========           ====

----------
(1) Ratings assigned by Moody's Investors Services, Inc. or Standard & Poor's Corporation.

(2)  Includes mortgage-backed securities of $18.7 million.

(3) Represents one unrated obligation of The Lancaster County Hospital Authority Mennonite Home Project, one unrated obligation of Lakewood, Colorado and one unrated obligation of the Indianapolis, Indiana Economic Development Authority, all of which management of DGI believes to be equivalent to investment grade securities with respect to repayment risk.

     DGI invests in both taxable and tax-exempt securities as part of its strategy to maximize after-tax income. Such strategy considers, among other factors, the alternative minimum tax. Tax-exempt securities made up approximately 37.3%, 34.1% and 34.3% of the total investment portfolio at December 31, 1999, 1998 and 1997, respectively.

     The following table shows the classification of the investments (at carrying value) of DGI and its subsidiaries at December 31, 1999, 1998 and 1997.


                                                                                 December 31,
                                              --------------------------------------------------------------------------
                                                      1999                       1998                     1997
                                              ----------------------    ----------------------   -----------------------
                                                             Percent                   Percent                   Percent
                                                               of                        of                        of
                                               Amount         Total      Amount         Total      Amount         Total
                                              --------       -------    --------       -------    --------        -----
                                                                              (dollars in thousands)
Fixed maturities(1):
  Held to maturity:
  U.S. Treasury securities
  and obligations of U.S.
  government corporations and agencies        $ 36,861         14.1%    $ 32,891         12.9%    $ 41,450         20.2%
  Canadian government obligation .......           498          0.2           --           --           --           --
  Obligations of states and
  political subdivisions ...............        67,824         25.9       66,941         26.2       57,621         28.1
  Corporate securities .................        15,819          6.1        9,131          3.6        7,250          3.5
  Mortgage-backed securities ...........        15,172          5.8       18,221          7.1       10,925          5.4
                                              --------        -----     --------        -----     --------        -----
  Total held to maturity ...............       136,174         52.1      127,184         49.8      117,246         57.2
                                              --------        -----     --------        -----     --------        -----
Available for sale:
  U.S. treasury securities and
  obligations of U.S. government
  corporations and agencies ............        61,205         23.4       55,439         21.8       40,197         19.6
  Obligations of states and political
  subdivisions .........................        20,223          7.7       19,957          7.8       12,762          6.2
  Corporate securities .................        15,053          5.8       10,787          4.2        3,252          1.6
  Mortgage-backed securities ...........         3,563          1.4        4,342          1.7        1,520          0.8
                                              --------        -----     --------        -----     --------        -----
  Total available for sale .............       100,044         38.3       90,525         35.5       57,731         28.2
                                              --------        -----     --------        -----     --------        -----
  Total fixed maturities ...............       236,218         90.4      217,709         85.3      174,977         85.4
  Equity securities(2) .................         9,229          3.5        6,764          2.7        7,275          3.5
  Short-term investments(3) ............        15,995          6.1       30,522         12.0       22,713         11.1
                                              --------        -----     --------        -----     --------        -----
  Total investments ....................      $261,442        100.0%    $254,995        100.0%    $204,965        100.0%
                                              ========        =====     ========        =====     ========        =====

----------

(1) The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting For Certain Investments in Debt and Equity Securities." See Notes 1 and 4 to the Consolidated Financial Statements incorporated by reference herein. Fixed maturities held to maturity are valued at amortized cost; those fixed maturities available for sale are valued at fair value. Total fair value of fixed maturities held to maturity was $133,995,994 at December 31, 1999, $131,633,299 at December 31, 1998 and $120,882,886 at December 31, 1997.
     The amortized cost of fixed maturities available for sale was $103,419,994 at December 31, 1999, $89,089,995 at December 31, 1998 and $56,922,342 at
     December 31, 1997.

(2) Equity securities are valued at fair value. Total cost of equity securities was $9,043,818 at December 31, 1999, $6,206,735 at December 31, 1998 and
     $6,551,020 at December 31, 1997.

(3)  Short-term investments are valued at cost, which approximates market.

     The following table sets forth the maturities (at carrying value) in the fixed maturity and short-term investment portfolio at December 31, 1999, December 31, 1998 and December 31, 1997.


                                                                           December 31,
                                          -----------------------------------------------------------------------
                                                   1999                     1998                    1997
                                          ---------------------     --------------------    ---------------------
                                                        Percent                  Percent                  Percent
                                                           of                       of                       of
                                           Amount        Total      Amount        Total      Amount        Total
                                          --------      -------    --------      -------    --------      -------
                                                                             (dollars in thousands)

Due in:(1)
One year or less ...................      $ 34,007        13.5%    $ 47,760         19.2%    $ 36,013        18.2%
Over one year through three years ..        27,107        10.8       31,964         12.9       30,910        15.6
Over three years through five years         30,878        12.2       23,139          9.3       20,303        10.3
Over five years through ten years ..       104,883        41.6       78,061         31.4       65,122        32.9
Over ten years through fifteen years        30,478        12.1       37,940         15.3       32,384        16.4
Over fifteen years .................         6,125         2.4        6,805          2.8          513         0.3
Mortgage-backed securities .........        18,735         7.4       22,563          9.1       12,445         6.3
                                          --------       -----      --------       -----     --------       -----
                                          $252,213       100.0%     $248,232       100.0%    $197,690       100.0%
                                          ========       =====      ========       =====     ========       =====

----------

(1) Based on stated maturity dates with no prepayment assumptions. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     As shown above, the Company held investments in mortgage-backed securities having a carrying value of $18.7 million at December 31, 1999. Included in these investments are collateralized mortgage obligations ("CMOs") with a carrying value of $18.6 million at December 31, 1999. The Company has attempted to reduce the prepayment risks associated with mortgage-backed securities by investing approximately 99%, as of December 31, 1999, of the Company's holdings of CMOs in planned amortization and very accurately defined tranches. Such investments are designed to alleviate the risk of prepayment by providing predictable principal prepayment schedules within a designated range of prepayments. If principal is repaid earlier than originally anticipated, investment yields may decrease due to reinvestment of the proceeds at current interest rates (which may be lower) and capital gains or losses may be realized since the book value of securities purchased at premiums or discounts may be different from the prepayment amount.

     Investment results of DGI and its subsidiaries for the years ended December 31, 1999, 1998 and 1997 are shown in the following table:

                                              Year Ended December 31,
                                     ------------------------------------------
                                       1999             1998             1997
                                     --------         --------         --------
                                               (dollars in thousands)
Invested assets(1) ..........        $264,293         $208,304         $202,283
Investment income(2) ........          13,224           11,998           11,507
Average yield ...............             5.0%             5.6%             5.7%

----------
(1) Average of the aggregate invested amounts at the beginning and end of the period, including cash.

(2) Investment income is net of investment expenses and does not include realized investment gains or losses or provision for income taxes.

A.M. Best Rating

     In 1999, the A.M. Best rating of the Mutual Company, Atlantic States, Southern, Delaware Atlantic and Pioneer was "A", based upon their respective current financial conditions and historical statutory results of operations. Southern Heritage, which DGI acquired in November 1998, currently has a Best rating of B++. Management believes that this Best rating is an important factor in marketing DGI's products to its agents and customers. Best's ratings are industry ratings based on a comparative analysis of the financial condition and operating performance of insurance companies as determined by their publicly available reports. Best's classifications are A++ and A+ (Superior), A and A- (Excellent), B++ and B+ (Very Good), B and B- (Good), C++ and C+ (Fair), C and C- (Marginal), D (below minimum standards) and E and F (Liquidation). Best's ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors. According to Best, an "excellent" rating is assigned to those companies which, in Best's opinion, have achieved excellent overall performance when compared to the norms of the property and casualty insurance industry and have generally demonstrated a strong ability to meet policyholder and other contractual obligations.

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

     In addition to state-imposed insurance laws and regulations, in December 1993 the National Association of Insurance Commissioners (the "NAIC") adopted a risk-based capital system for assessing the adequacy of statutory capital and surplus which augments the states' current fixed dollar minimum capital requirements for insurance companies. At December 31, 1999, DGI's insurance subsidiaries and the Mutual Company each exceeded the required levels of capital. There can be no assurance that the capital requirements applicable to DGI's insurance subsidiaries will not increase in the future.

     The states in which Atlantic States (Pennsylvania, Maryland and Delaware), the Mutual Company (Pennsylvania, Ohio, Maryland, New York, Virginia, Delaware and North Carolina), Southern (Virginia and Pennsylvania), Delaware Atlantic (Delaware, Maryland and Pennsylvania), Pioneer (Ohio and Pennsylvania) and Southern Heritage (Alabama, Arkansas, Florida, Georgia, Illinois, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Virginia) do business have guaranty fund laws under which insurers doing business in such states can be assessed on the basis of premiums written by the insurer in that state in order to fund policyholder liabilities of insolvent insurance companies. Under these laws in general, an insurer is subject to assessment, depending upon its market share of a given line of business, to assist in the payment of policyholder claims against insolvent insurers. The Mutual Company, Atlantic States, Southern, Delaware Atlantic, Pioneer and Southern Heritage have made accruals for their portion of assessments related to such insolvencies based upon the most current information furnished by the guaranty associations. During 1998 and 1999, the Company received assessments totalling $1.3 million and $726,000, respectively, from the Pennsylvania Insurance Guaranty Association relating to the insolvency of two medical malpractice insurers. The impact of these involuntary programs on DGI was not material during 1997.

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

     The Company's insurance subsidiaries are restricted by the insurance laws of their respective states of domicile as to the amount of dividends or other distributions they may pay to the Company without the prior approval of the respective state regulatory authorities. Generally, the maximum amount that may be paid by an insurance subsidiary during any year after notice to, but without prior approval of, the insurance commissioners of these states is limited to a stated percentage of that subsidiary's statutory capital and surplus as of a certain date, or the net income or net investment income not including realized capital gains of the subsidiary for the preceding year. As of December 31, 1999, amounts available for payment of dividends in 2000 without the prior approval of the various insurance commissioners were $6,851,802 from Atlantic States, $184,285 from Southern, $956,381 from Delaware Atlantic, $567,793 from Pioneer and $1,650,842 from Southern Heritage. See Note 12 to the Consolidated Financial Statements incorporated by reference herein.

     The NAIC has adopted the Codification of Statutory Accounting Principles with an effective date of January 1, 2001. The codified principles are intended to provide a basis of accounting recognized and adhered to in the absence of conflict with, or silence of, state statutes and regulations. Various state laws and regulations of the Company's insurance subsidiaries' respective states of domicile may need to be amended for the codified principles to become effective. The effect of the codified principles on the statutory financial statements of the Company's insurance subsidiaries has not yet been determined.

The Mutual Company

     The Mutual Company, which was organized in 1889, has a Best rating of A (Excellent). At December 31, 1999, the Mutual Company had admitted assets of $148,080,589 and policyholders' surplus of $61,409,896. At December 31, 1999, the Mutual Company had no debt and, of its total liabilities of $86,670,693, reserves for net losses and loss expenses accounted for $47,087,250 and unearned premiums accounted for $24,921,293. Of the Mutual Company's investment portfolio of $101,491,262 at December 31, 1999, investment-grade bonds accounted for $38,581,727, cash and short-term investments accounted for $(546,117) and mortgages accounted for $9,276,319. At December 31, 1999, the Mutual Company owned 5,252,326 shares of the Company's Common Stock, which were carried on the Mutual Company's books at $43,909,448. The foregoing financial information is presented on the statutory basis of accounting.

Employees

     As of December 31, 1999, the Mutual Company had 376 employees. The Mutual Company's employees provide a variety of services to DGI, Atlantic States, Delaware Atlantic, Southern and Pioneer, as well as to the Mutual Company and its subsidiaries. As of December 31, 1999, Southern Heritage had 27 employees.

Item 2.   Properties.
------    -----------

     DGI and Delaware Atlantic share headquarters with the Mutual Company's headquarters in a building owned by the Mutual Company. The Mutual Company charges DGI for an appropriate portion of the building expenses under an intercompany allocation agreement which is consistent with the terms of the pooling agreement. The headquarters of the Mutual Company has approximately 163,500 square feet of office space. Southern has a facility of approximately 10,000 square feet in Glen Allen, Virginia, which it owns. Pioneer has a facility of approximately 10,000 square feet in Greenville, Ohio, which it owns. Southern Heritage has a facility of approximately 14,000 square feet in Duluth, Georgia, which it leases.

Item 3.   Legal Proceedings.
-------   ------------------

     DGI is a party to numerous lawsuits arising in the ordinary course of its insurance business. DGI believes that the resolution of these lawsuits will not have a material adverse effect on its financial condition or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders.
-------   ---------------------------------------------------

     No matter was submitted to a vote of holders of the Company's Common Stock during the fourth quarter of 1999.

Executive Officers of the Company
---------------------------------

       Name            Age                   Position
       ----            ---                   --------

Donald H. Nikolaus      57      President and Chief Executive Officer since 1981

Ralph G. Spontak        47      Senior Vice President since 1991; Chief
                                Financial Officer and Vice President since
                                1983; Secretary since 1988

Cyril J. Greenya        55      Senior Vice President - Commercial
                                Underwriting since 1997; Vice President -
                                Commercial Underwriting for five years prior thereto; Manager - Commercial Underwriting for nine years prior thereto

Frank J. Wood             66       Senior Vice President - Marketing since 1997;
                                   Vice President - Marketing for nine years prior thereto; Manager - Marketing for one year prior thereto

James B. Price            64       Senior Vice President - Claims since 1997;
                                   Vice President - Claims for 25 years prior thereto

Robert G. Shenk           47       Senior Vice President - Claims since 1997;
                                   Vice President - Claims for five years prior thereto

William H. Shupert        73       Senior Vice President - Underwriting since
                                   1991; Vice President - Underwriting for 18 years prior thereto

Daniel J. Wagner          39       Treasurer since 1993; Controller for five
                                   years prior thereto

                                     PART II


Item 5.   Market for the Registrant's Common Equity and Related
-------   -----------------------------------------------------
          Stockholder Matters.
          --------------------

     The response to this Item is incorporated in part by reference to page 31 of the Company's Annual Report to Stockholders for the year ended December 31, 1999, which is included as Exhibit (13) to this Form 10-K Report. As of March 15, 2000, the Company had approximately 622 holders of record of its Common Stock. The Company declared dividends of $.36 per share in 1999 and $.3375 per share in 1998.

Item 6.   Selected Financial Data.
-------   -----------------------

     The response to this Item is incorporated by reference to page 29 of the Company's Annual Report to Stockholders for the year ended December 31, 1999, which is included as Exhibit (13) to this Form 10-K Report.

Item 7.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
          Condition and Results of Operations.
          ------------------------------------

     The response to this Item is incorporated by reference to pages 10 through 12 of the Company's Annual Report to Stockholders for the year ended December 31, 1999, which is included as Exhibit (13) to this Form 10-K Report.

Item 8.  Financial Statements and Supplementary Data.
-------  --------------------------------------------

     The response to this Item is incorporated by reference to pages 13 through 28 of the Company's Annual Report to Stockholders for the year ended December 31, 1999, which is included as Exhibit (13) to this Form 10-K Report.

Item 9.   Changes in and Disagreements with Accountants on
-------   ------------------------------------------------
          Accounting and Financial Disclosure.
          ------------------------------------

          None.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.
--------   ---------------------------------------------------

     The response to this Item with respect to the Company's directors is incorporated by reference to pages 8 through 10 of the Company's proxy statement relating to the Company's annual meeting of stockholders to be held April 20, 2000. The response to this Item with respect to the Company's executive officers is incorporated by reference to Part I of this Form 10-K Report.

Item 11.   Executive Compensation.
--------   -----------------------

     The response to this Item is incorporated by reference to pages 11 through 14 of the Company's proxy statement relating to the Company's annual meeting of stockholders to be held April 20, 2000, except for the Compensation Committee Report and the Performance Graph, which are not incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.
--------   ---------------------------------------------------------------

     The response to this Item is incorporated by reference to pages 3 through 5 of the Company's proxy statement relating to the Company's annual meeting of stockholders to be held April 20, 2000.

Item 13.   Certain Relationships and Related Transactions.
--------   -----------------------------------------------

     The response to this Item is incorporated by reference to pages 3 through 7 and page 16 of the Company's proxy statement relating to the Company's annual meeting of stockholders to be held April 20, 2000.

                                                          PART IV


Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.
--------   ----------------------------------------------------------------

           (a) Financial statements, financial statement schedules and exhibits filed:

     (1) Consolidated Financial Statements

                                                                                                            Page*
                                                                                                            ----

     Report of Independent Auditors....................................................................      28

     Donegal Group Inc. and Subsidiaries:
       Consolidated Balance Sheets as of December 31, 1999 and 1998....................................      13
       Consolidated Statements of Income for the three years ended
         December 31, 1999, 1998 and 1997 .............................................................      14
       Consolidated Statements of Stockholders' Equity for the three years ended
         December 31, 1999, 1998 and 1997..............................................................      15
       Consolidated Statements of Cash Flows for the three years ended
         December 31, 1999, 1998 and 1997..............................................................      16
      Notes to Consolidated Financial Statements.......................................................   17-28

     (2) Financial Statement Schedules
                                                                                                            Page
                                                                                                            ----
     Donegal Group Inc. and Subsidiaries:

     Independent Auditors' Consent and Report on Schedules.............................................  Exhibit 23
     Schedule I.    Summary of Investments - Other than Investments in Related Parties.................      33
     Schedule II.   Condensed Financial Information of Parent Company..................................      34
     Schedule III.  Supplementary Insurance Information................................................      37
     Schedule IV.   Reinsurance........................................................................      39
     Schedule VI.   Supplemental Insurance Information Concerning Property and Casualty Subsidiaries...      40

     All other schedules have been omitted since they are not required, not applicable or the information is included in the financial statements or notes thereto.

----------
* Refers to the respective page of Donegal Group Inc.'s 1999 Annual Report to Stockholders. The Consolidated Financial Statements and Notes to Consolidated Financial Statements and Auditor's Report thereon on pages 13 through 28 are incorporated herein by reference. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item and Items 5, 6, 7 and 8 hereof, such Annual Report shall not be deemed filed as part of this Form 10-K Report or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

     (3) Exhibits

Exhibit No.                Description of Exhibits                                 Reference
-----------                -----------------------                                 ---------
 (3)(i)        Certificate of Incorporation of Registrant, as amended            filed herewith

 (3)(ii)       Amended and Restated By-laws of Registrant                            (a)

 (4)           Form of Registrant's Common Stock Certificate                         (b)

Management Contracts and Compensatory Plans or Arrangements
-----------------------------------------------------------

(10)(A)        Donegal Mutual Insurance Company Money Purchase Pension Plan and      (b)
               Trust dated March 12, 1985

(10)(B)        Donegal Mutual Insurance Company Profit Sharing Plan and Trust        (b)
               dated March 12, 1985

(10)(C)        Donegal Group Inc. Key Executive Incentive Bonus Plan dated           (e)
               September 29, 1986

(10)(D)        Donegal Group Inc. Employee Stock Purchase Plan, as amended           (e)

(10)(E)        Donegal Group Inc. Equity Incentive Plan, as amended                  (e)

(10)(F)        Donegal Group Inc. Agency Stock Purchase Plan                         (l)

(10)(G)        Donegal Group Inc. Amended and Restated 1996 Equity Incentive         (d)
               Plan

(10)(H)        Donegal Group Inc. Amended and Restated 1996 Equity Incentive         (k)
               Plan for Directors

(10)(I)        Donegal Group Inc. Executive Restoration Plan                         (c)

(10)(J)        Donegal Mutual Insurance Company 401(k) Plan                      filed herewith

(10)(K)        Amendment No. 1 effective January 1, 2000 to Donegal Mutual       filed herewith
               Insurance Company 401(k) Plan

Other Material Contracts

(10)(L)        Tax Sharing Agreement dated September 29, 1986 between Donegal        (b)
               Group Inc. and Atlantic States Insurance Company

(10)(M)        Services Allocation Agreement dated September 29, 1986 between        (b)
               Donegal Mutual Insurance Company, Donegal Group Inc. and Atlantic
               States Insurance Company

(10)(N)        Proportional Reinsurance Agreement dated September 29, 1986           (b)
               between Donegal Mutual Insurance Company and Atlantic States
               Insurance Company

(10)(O)        Amendment dated October 1, 1988 to Proportional Reinsurance           (f)
               Agreement between Donegal Mutual Insurance Company and Atlantic
               States Insurance Company

(10)(P)        Multi-Line Excess of Loss Reinsurance Agreement effective January     (h)
               1, 1993 between Donegal Mutual Insurance Company, Southern
               Insurance Company of Virginia, Atlantic States Insurance Company
               and Pioneer Mutual Insurance Company, and Christiana General
               Insurance Corporation of New York, Cologne Reinsurance Company of
               America, Continental Casualty Company, Employers Reinsurance
               Corporation and Munich American Reinsurance Company

(10)(Q)        Amendment dated July 16, 1992 to Proportional Reinsurance             (g)
               Agreement between Donegal Mutual Insurance Company and Atlantic
               States Insurance Company

(10)(R)        Amendment dated as of December 21, 1995 to Proportional               (i)
               Reinsurance Agreement between Donegal Mutual Insurance Company and Atlantic States Insurance Company

(10)(S)        Stock Purchase Agreement dated as of December 21, 1995 between        (i)
               Donegal Mutual Insurance Company and Donegal Group Inc.

(10)(T)        Donegal Group Inc. 1996 Employee Stock Purchase Plan                  (j)

(10)(U)        Reinsurance and Retrocession Agreement dated May 21, 1996             (c)
               between Donegal Mutual Insurance Company and Pioneer Insurance
               Company

(10)(V)        Reinsurance and Retrocession Agreement dated May 21, 1996             (c)
               between Donegal Mutual Insurance Company and Delaware American
               Insurance Company

(10)(W)        Reinsurance and Retrocession Agreement dated May 21, 1996             (c)
               between Donegal Mutual Insurance Company and Southern Insurance
               Company of Virginia

(10)(X)        Reinsurance and Retrocession Agreement effective January 1, 2000  filed herewith between Donegal Mutual Insurance Company and Southern Heritage
               Insurance Company

(10)(Y)        Property Catastrophe Excess of Loss Reinsurance Agreement         filed herewith
               effective January 1, 2000 between Donegal Mutual Insurance
               Company and Southern Heritage Insurance Company

(10)(Z)        Stock Purchase Agreement dated as of May 14, 1998 between Donegal     (m)
               Group Inc. and Southern Heritage Limited Partnership

(10)(AA)       Amendment dated November 17, 1998 to Stock Purchase Agreement         (m)
               dated as of May 14, 1998 between Donegal Group Inc. and Southern
               Heritage Limited Partnership

(10)(BB)       Amended and Restated Credit Agreement dated as of July 27, 1998       (m)
               among Donegal Group Inc., the banks and other financial
               institutions from time to time party thereto and Fleet National
               Bank, as Agent

(10)(CC)       First Amendment and Waiver to the Amended and Restated Credit     filed herewith
               Agreement dated as of December 31, 1999

(13)           1999 Annual Report to Stockholders (electronic filing contains    filed herewith
               only those portions incorporated by reference into this
               Form 10-K report)

(20)           Proxy Statement relating to the Annual Meeting of Stockholders to     (n)
               be held on April 20, 2000, provided, however, that the
               Compensation Committee Report and the Performance Graph shall not be deemed filed as part of this Form 10-K Report

(21)           Subsidiaries of Registrant                                        filed herewith

(23)           Consent of Independent Auditors                                   filed herewith

(27)           Financial Data Schedule                                           filed herewith

----------
(a)     Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form 10-Q Report for the quarter ended September 30, 1998.

(b) Such exhibit is hereby incorporated by reference to the like-described exhibits in Registrant's Form S-1 Registration Statement No. 33-8533 declared effective October 29, 1986.

(c)     Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form 10-K Report for the year ended December 31, 1996.

(d)     Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form 10-K Report for the year ended December 31, 1998.

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

(l)     Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form S-2 Registration Statement No. 333-06787 declared effective August 1, 1996.

(m)     Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form 8-K Report dated November 17, 1998.

(n) Such exhibit is hereby incorporated by reference to the Registrant's definitive proxy statement filed March 24, 2000.

          (b) Reports on Form 8-K:

          None.

                       DONEGAL GROUP INC. AND SUBSIDIARIES

                       SCHEDULE I - SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                    -----------------------------------------
                                ($ in thousands)

                                December 31, 1999


                                                                                      Amount at Which
                                                                             Fair       Shown in the
                                                                Cost         Value     Balance Sheet
                                                              --------      --------  ---------------
Fixed Maturities:
 Held to maturity:
   United States government and governmental agencies
     and authorities including obligations of states and
     political subdivisions ............................      $104,684      $103,312      $104,684
   Canadian government obligation ......................           498           490           498
   All other corporate bonds ...........................        15,819        15,253        15,819
   Mortgage-backed securities ..........................        15,173        14,941        15,173
                                                              --------      --------      --------
   Total fixed maturities held to maturity .............       136,174       133,996       136,174
                                                              --------      --------      --------
 Available for sale:
   United States government and governmental agencies
     and authorities including obligations of states and
     political subdivisions ............................        84,171        81,428        81,428
   All other corporate bonds ...........................        15,472        15,053        15,053
   Mortgage-backed securities ..........................         3,777         3,563         3,563
                                                                            --------      --------
   Total fixed maturities available for sale ...........       103,420       100,044       100,044
                                                              --------      --------      --------
   Total fixed maturities ..............................       239,594       234,040       236,218
                                                              --------      --------      --------
Equity Securities:
   Preferred stocks
    Public utilities ...................................           125           115           115
    Banks ..............................................         3,959         3,413         3,413
    Industrial and miscellaneous .......................         1,488         1,302         1,302
                                                              --------      --------      --------
   Total preferred stocks ..............................         5,572         4,830         4,830
                                                              --------      --------      --------
   Common stocks
    Public utilities ...................................           131            63            63
    Banks and insurance companies ......................           733         1,271         1,271
    Industrial and miscellaneous .......................         2,608         3,065         3,065
                                                              --------      --------      --------
   Total common stocks .................................         3,472         4,399         4,399
                                                              --------      --------      --------
   Total equity securities .............................         9,044         9,229         9,229
                                                              --------      --------      --------
   Short-term investments ..............................        15,995        15,995        15,995
                                                              --------      --------      --------
   Total investments ...................................      $264,633      $259,264      $261,442
                                                              ========      ========      ========

                       DONEGAL GROUP INC. AND SUBSIDIARIES

         SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
         ---------------------------------------------------------------

                            Condensed Balance Sheets
                                ($ in thousands)

                           December 31, 1999 and 1998


                                     ASSETS
                                                                   1999            1998
                                                                ---------       ---------
Investment in subsidiaries (equity method)                      $ 138,702       $ 134,441
Cash                                                                  371             599
Property and equipment                                              2,232           2,276
Other                                                                 750           2,124
                                                                ---------       ---------
        Total assets                                            $ 142,055       $ 139,440
                                                                =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   1999            1998
                                                                ---------       ---------
Cash dividends declared to stockholders                         $     761       $     708
Line of credit                                                     37,000          37,500
Other                                                                 879             601
                                                                ---------       ---------
        Total liabilities                                          38,640          38,809
                                                                =========       =========
Stockholders' equity
     Preferred stock, $1.00 par value,
        authorized 2,000,000 shares, none issued                       --              --
     Common stock, $1.00 par value,
        authorized 20,000,000 shares, issued
        8,574,210 and 8,325,221 shares and
        outstanding 8,451,922 and 8,202,933 shares                  8,574           8,325
     Class A Common Stock, $1.00 par value,
     authorized 15,000,000 shares, none issued                         --              --

Additional paid-in capital                                         43,537          41,271
Accumulated other comprehensive income (loss)                      (2,074)          1,316
Retained earnings, including equity in
        undistributed net income of subsidiaries
        (72,539 and 64,922)                                        54,270          50,611
Treasury stock, at cost                                              (892)           (892)
                                                                ---------       ---------
Total stockholders' equity                                        103,415         100,631
                                                                ---------       ---------
Total liabilities and stockholders' equity                      $ 142,055       $ 139,440
                                                                =========       =========

                       DONEGAL GROUP INC. AND SUBSIDIARIES

         SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
         ---------------------------------------------------------------
                                   (Continued)
                         Condensed Statements of Income
                                ($ in thousands)

                  Years ended December 31, 1999, 1998 and 1997

                                             1999          1998          1997
                                           -------       -------       --------

Revenues

     Dividends-subsidiary                  $   820       $ 1,000       $    950
     Lease income                              819           754            643
     Investment income                          46            22             15
                                           -------       -------       --------
        Total revenues                       1,685         1,776          1,608

Expenses

     Operating expenses                        938           718            643
     Interest                                2,463         1,293          1,022
                                           -------       -------       --------
        Total expenses                       3,401         2,011          1,665
                                           -------       -------       --------
Loss before income tax
     benefit and equity in
     undistributed net income of
     subsidiaries                           (1,716)         (235)           (57)

Income tax benefit                            (807)         (413)          (346)
                                           -------       -------       --------
Income (loss) before equity in
     undistributed net income of
     subsidiaries                             (909)          178            289

Equity in undistributed net
     income of subsidiaries                  7,566         8,840         10,352
                                           -------       -------       --------
Net income                                 $ 6,657       $ 9,018       $ 10,641
                                           =======       =======       ========

                       DONEGAL GROUP INC. AND SUBSIDIARIES

              SCHEDULE II - CONDENSED INFORMATION OF PARENT COMPANY
              -----------------------------------------------------

                       Condensed Statements of Cash Flows
                                ($ in thousands)

                  Years ended December 31, 1999, 1998 and 1997


                                                                1999           1998           1997
                                                              --------       --------       --------
Cash flows from operating activities:
     Net income                                               $  6,657       $  9,018       $ 10,641
                                                              --------       --------       --------
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Equity in undistributed net income of
           subsidiaries                                         (7,566)        (8,840)       (10,352)
        Other                                                    2,365           (921)           382
                                                              --------       --------       --------
        Net adjustments                                         (5,201)        (9,761)        (9,970)
                                                              --------       --------       --------
     Net cash provided by (used in) operating activities         1,456           (743)           671
                                                              --------       --------       --------
Cash flows from investing activities:
     Net purchase of property and equipment                       (426)          (564)        (1,251)
     Capital contribution to subsidiaries                           --         (2,000)            --
     Sale of subsidiary                                            100             --             --
     Acquisition of Southern Heritage                               --        (18,028)            --
     Other                                                        (426)        (5,613)             4
                                                              --------       --------       --------
     Net cash used in investing activities                        (752)       (26,205)        (1,247)
                                                              --------       --------       --------
Cash flows from financing activities:
     Cash dividends paid                                        (2,946)        (2,664)        (2,252)
     Issuance of common stock                                    2,514          2,481          1,131
     Line of credit, net                                          (500)        27,000          2,000
                                                              --------       --------       --------
     Net cash provided by (used in) financing activities          (932)        26,817            879
                                                              --------       --------       --------
Net change in cash                                                (228)          (131)           303
        Cash beginning                                             599            730            427
                                                              --------       --------       --------
        Cash ending                                           $    371       $    599       $    730
                                                              ========       ========       ========

                       DONEGAL GROUP INC. AND SUBSIDIARIES

               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
               --------------------------------------------------
                                ($ in thousands)

                  Years Ended December 31, 1999, 1998 and 1997


                                                                               Amortization
                                                                   Net         of Deferred
                                    Net            Net             Losses      Policy            Other             Net
                                    Earned         Investment      and Loss    Acquisition       Underwriting      Premiums
     Segment                        Premiums       Income          Expenses    Costs             Expenses          Written
                                    --------       ----------      --------    ------------      ------------      --------
Year Ended December 31, 1999
----------------------------
Personal Lines                      $ 96,167        $    --        $67,582        $16,448          $ 19,801        $ 91,424
Commercial Lines                      47,707             --         31,623          8,160             8,234          50,432
Investments                               --         13,224             --             --                --              --
                                    --------        -------        -------        -------          --------        --------
                                    $143,874        $13,224        $99,205        $24,608          $ 28,035        $141,856
                                    ========        =======        =======        =======          ========        ========
Year Ended December 31, 1998
----------------------------
Personal Lines                      $ 71,676        $    --        $49,141        $12,614          $ 14,052        $ 73,070
Commercial Lines                      44,493             --         24,026          6,876             7,660          45,084
Investments                               --         11,998             --             --                --              --
                                    --------        -------        -------        -------          --------        --------
                                    $116,169        $11,998        $73,167        $19,490          $ 21,712        $118,154
                                    ========        =======        =======        =======          ========        ========
Year Ended December 31, 1997
----------------------------
Personal Lines                      $ 61,600        $    --        $41,074        $11,578          $ 10,564        $ 63,525
Commercial Lines                      45,702             --         26,583          7,118             6,495          44,081
Investments                               --         11,507             --             --                --              --
                                    --------        -------        -------        -------          --------        --------
                                    $107,302        $11,507        $67,657        $18,696          $ 17,059        $107,606
                                    ========        =======        =======        =======          ========        ========

                                                                     (continued)

                       DONEGAL GROUP INC. AND SUBSIDIARIES

          -------------------------------------------------------------
                                ($ in thousands)


                                                  At December 31,
                         ---------------------------------------------------------------
                         Deferred          Liability                        Other Policy
                         Policy            for Losses                       Claims and
                         Acquisition       and Loss          Unearned       Benefits
      Segment            Costs             Expenses          Premiums       Payable
      -------            -----------       ----------        --------       ------------
    1999
    ----

Personal Lines            $  6,936          $ 79,085          $60,886          $    --

Commercial Lines             4,267            70,894           36,771               --

Investments                     --                --               --               --
                          --------          --------          -------          -------
                          $ 11,203          $149,979          $97,657          $    --
                          ========          ========          =======          =======
    1998
    ----
Personal Lines            $  7,648          $ 77,482          $63,916          $    --

Commercial Lines             3,686            63,927           30,807               --

Investments                     --                --               --               --
                          --------          --------          -------          -------
                          $ 11,334          $141,409          $94,723          $    --
                          ========          ========          =======          =======

                       DONEGAL GROUP INC. AND SUBSIDIARIES

                            SCHEDULE IV - REINSURANCE
                            -------------------------


                                                     Ceded              Assumed                             Percentage
                                      Gross          to Other           from Other            Net           Assumed
                                      Amount         Companies          Companies             Amount        to Net
                                   -----------       -----------       -------------       ------------    -----------
Year Ended December 31, 1999
----------------------------

Property and casualty premiums     $91,996,926       $67,487,819        $119,364,863       $143,873,970          83%
                                   ===========       ===========        ============       ============         ===

Year Ended December 31, 1998
----------------------------

Property and casualty premiums     $61,173,134       $56,338,098        $111,333,956       $116,168,992          96%
                                   ===========       ===========        ============       ============         ===


Year Ended December 31, 1997
----------------------------

Property and casualty premiums     $51,753,477       $51,753,477        $107,302,168       $107,302,168         100%
                                   ===========       ===========        ============       ============         ====

                       DONEGAL GROUP INC. AND SUBSIDIARIES

                SCHEDULE VI - SUPPLEMENTARY INSURANCE INFORMATION
                  CONCERNING PROPERTY AND CASUALTY SUBSIDIARIES
                  ---------------------------------------------


                                                               Discount,
                           Deferred          Liability         if any,
                           Policy            for Losses        Deducted
                           Acquisition       and Loss          from               Unearned
                           Costs             Expenses          Reserves           Premiums
                           -----------      ------------     -------------       -----------
At December 31,

     1999                  $11,203,302      $149,979,141     $    ---            $97,657,020
                           ===========      ============     =============       ===========

     1998                  $11,334,301      $141,409,008     $    ---            $94,722,785
                           ===========      ============     =============       ===========

                                                                     (continued)

                       DONEGAL GROUP INC. AND SUBSIDIARIES

                SCHEDULE VI - SUPPLEMENTARY INSURANCE INFORMATION
            CONCERNING PROPERTY AND CASUALTY SUBSIDIARIES, CONTINUED
            --------------------------------------------------------

                  Years ended December 31, 1999, 1998 and 1997


                                                                   Losses and Loss         Amortization
                                                                 Expenses Related to       of Deferred   Net
                                   Net                        -------------------------    Policy        Paid Losses    Net
                                   Earned       Investment      Current        Prior       Acquisition   and Loss       Premiums
                                   Premiums     Income          Year           Years       Costs         Expenses       Written
                                 ------------   -----------   -----------   -----------    -----------   -----------   ------------
Year Ended December 31, 1999     $143,873,970   $13,223,537   $99,659,002   $  (454,000)   $24,608,000   $95,574,426   $141,856,479
                                 ============   ===========   ===========   ===========    ===========   ===========   ============

Year Ended December 31, 1998     $116,168,992   $11,997,661   $75,463,085   $(2,296,000)   $19,490,000   $71,744,736   $118,153,817
                                 ============   ===========   ===========   ===========    ===========   ===========   ============

Year Ended December 31, 1997     $107,302,168   $11,492,012   $69,040,518   $(1,384,000)   $18,696,000   $65,610,249   $107,604,989
                                 ============   ===========   ===========   ===========    ===========   ===========   ============

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DONEGAL GROUP INC.


Date: March 29, 2000                        By: /s/ Donald H. Nikolaus
                                                -----------------------------
                                                Donald H. Nikolaus, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


         Signature                                 Title                            Date
         ---------                                 -----                            ----
/s/ Donald H. Nikolaus                    President and a Director              March 29, 2000
-----------------------------             (principal executive officer)
Donald H. Nikolaus


/s/ Ralph G. Spontak                      Senior Vice President and             March 29, 2000
-----------------------------             Secretary (principal financial
Ralph G. Spontak                          and accounting officer)


/s/ Robert S. Bolinger                    Director                              March 29, 2000
-----------------------------
Robert S. Bolinger


                                          Director                              March __, 2000
-----------------------------
Thomas J. Finley


/s/ Patricia A. Gilmartin                 Director                              March 29, 2000
-----------------------------
Patricia A. Gilmartin


/s/ Philip H. Glatfelter, II              Director                              March 29, 2000
-----------------------------
Philip H. Glatfelter, II


/s/ C. Edwin Ireland                      Director                              March 29, 2000
-----------------------------
C. Edwin Ireland


/s/ R. Richard Sherbahn                   Director                              March 29, 2000
-----------------------------
R. Richard Sherbahn

                                  EXHIBIT INDEX
                                  -------------
                    (Pursuant to Item 601 of Regulation S-K)


Exhibit No.                Description of Exhibits                                 Reference
-----------                -----------------------                                 ---------
 (3)(i)        Certificate of Incorporation of Registrant, as amended            filed herewith

 (3)(ii)       Amended and Restated By-laws of Registrant                            (a)

 (4)           Form of Registrant's Common Stock Certificate                         (b)

Management Contracts and Compensatory Plans or Arrangements

(10)(A)        Donegal Mutual Insurance Company Money Purchase Pension Plan and      (b)
               Trust dated March 12, 1985

(10)(B)        Donegal Mutual Insurance Company Profit Sharing Plan and Trust        (b)
               dated March 12, 1985

(10)(C)        Donegal Group Inc. Key Executive Incentive Bonus Plan dated           (e)
               September 29, 1986

(10)(D)        Donegal Group Inc. Employee Stock Purchase Plan, as amended           (e)

(10)(E)        Donegal Group Inc. Equity Incentive Plan, as amended                  (e)

(10)(F)        Donegal Group Inc. Agency Stock Purchase Plan                         (l)

(10)(G)        Donegal Group Inc. Amended and Restated 1996 Equity Incentive         (d)
               Plan

(10)(H)        Donegal Group Inc. Amended and Restated 1996 Equity Incentive         (k)
               Plan for Directors

(10)(I)        Donegal Group Inc. Executive Restoration Plan                         (c)

(10)(J)        Donegal Mutual Insurance Company 401(k) Plan                      filed herewith

(10)(K)        Amendment No. 1 effective January 1, 2000 to Donegal Mutual       filed herewith
               Insurance Company 401(k) Plan

Other Material Contracts

(10)(L)        Tax Sharing Agreement dated September 29, 1986 between Donegal        (b)
               Group Inc. and Atlantic States Insurance Company

(10)(M)        Services Allocation Agreement dated September 29, 1986 between        (b)
               Donegal Mutual Insurance Company, Donegal Group Inc. and
               Atlantic States Insurance Company

(10)(N)        Proportional Reinsurance Agreement dated September 29, 1986           (b)
               between Donegal Mutual Insurance Company and Atlantic States
               Insurance Company

(10)(O)        Amendment dated October 1, 1988 to Proportional Reinsurance           (f)
               Agreement between Donegal Mutual Insurance Company and
               Atlantic States Insurance Company

(10)(P)        Multi-Line Excess of Loss Reinsurance Agreement effective             (h)
               January 1, 1993 between Donegal Mutual Insurance Company,
               Southern Insurance Company of Virginia, Atlantic States Insurance
               Company and Pioneer Mutual Insurance Company, and Christiana
               General Insurance Corporation of New York, Cologne Reinsurance
               Company of America, Continental Casualty Company, Employers
               Reinsurance Corporation and Munich American Reinsurance Company

(10)(Q)        Amendment dated July 16, 1992 to Proportional Reinsurance             (g)
               Agreement between Donegal Mutual Insurance Company and Atlantic
               States Insurance Company

(10)(R)        Amendment dated as of December 21, 1995 to Proportional               (i)
               Reinsurance Agreement between Donegal Mutual Insurance Company and Atlantic States Insurance Company

(10)(S)        Stock Purchase Agreement dated as of December 21, 1995 between        (i)
               Donegal Mutual Insurance Company and Donegal Group Inc.

(10)(T)        Donegal Group Inc. 1996 Employee Stock Purchase Plan                  (j)

(10)(U)        Reinsurance and Retrocession Agreement dated May 21, 1996 between     (c)
               Donegal Mutual Insurance Company and Pioneer Insurance Company

(10)(V)        Reinsurance and Retrocession Agreement dated May 21, 1996 between     (c)
               Donegal Mutual Insurance Company and Delaware American Insurance
               Company

(10)(W)        Reinsurance and Retrocession Agreement dated May 21, 1996 between     (c)
               Donegal Mutual Insurance Company and Southern Insurance Company
               of Virginia

(10)(X)        Reinsurance and Retrocession Agreement effective January 1, 2000  filed herewith between Donegal Mutual Insurance Company and Southern Heritage
               Insurance Company

(10)(Y)        Property Catastrophe Excess of Loss Reinsurance Agreement         filed herewith
               effective January 1, 2000 between Donegal Mutual Insurance
               Company and Southern Heritage Insurance Company


(10)(Z)        Stock Purchase Agreement dated as of May 14, 1998 between Donegal     (m)
               Group Inc. and Southern Heritage Limited Partnership

(10)(AA)       Amendment dated November 17, 1998 to Stock Purchase Agreement         (m)
               dated as of May 14, 1998 between Donegal Group Inc. and Southern
               Heritage Limited Partnership

(10)(BB)       Amended and Restated Credit Agreement dated as of July 27, 1998      (m)
               among Donegal Group Inc., the banks and other financial
               institutions from time to time party thereto and Fleet National
               Bank, as Agent

(10)(CC)       First Amendment and Waiver to the Amended and Restated Credit     filed herewith
               Agreement dated as of December 31, 1999


(13)           1999 Annual Report to Stockholders (electronic filing contains    filed herewith
               only those portions incorporated by reference into this
               Form 10-K report)

(20)           Proxy Statement relating to the Annual Meeting of Stockholders to     (n)
               be held on April 20, 2000, provided, however, that the
               Compensation Committee Report and the Performance Graph shall not be deemed filed as part of this Form 10-K Report

(21)           Subsidiaries of Registrant                                        filed herewith

(23)           Consent of Independent Auditors                                   filed herewith

(27)           Financial Data Schedule                                           filed herewith

----------
(a)      Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form 10-Q Report for the quarter ended September 30, 1998.

(b)      Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form S-1 Registration Statement No. 33-8533 declared effective October 29, 1986.

(c)      Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form 10-K Report for the year ended December 31, 1996.

(d)      Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form 10-K Report for the year ended December 31, 1998.

(e) Such exhibit is hereby incorporated by reference to the like-described exhibits in Registrant's Form 10-K Report for the year ended December 31, 1986.

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

(l)      Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form S-2 Registration Statement No. 333-06787 declared effective August 1, 1996.

(m)      Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form 8-K Report dated November 17, 1998.

(n) Such exhibit is hereby incorporated by reference to the Registrant's definitive proxy statement filed March 24, 2000.