Form 10-Q
period 2000-03-31
DONEGAL GROUP INC
filed 2000-05-15
CIK 800457

Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)
[x]    Quarterly Report Pursuant to Section 13 of the Securities Exchange Act of
       1934

For the Quarterly Period Ended March 31, 2000

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

                      Applicable Only to Corporate Issuers:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,647,474 shares of Common Stock, $1.00 par value, outstanding on April 30, 2000.

                          Part I. Financial Information
Item 1.  Financial Statements.
                       Donegal Group Inc. And Subsidiaries
                           Consolidated Balance Sheet


Assets                                                            March 31, 2000              December 31, 1999
                                                                  --------------              -----------------
Investments                                                         (Unaudited)
    Fixed maturities
       Held to maturity, at amortized cost                         $135,978,678                   $136,173,547
       Available for sale, at fair value                             99,862,214                    100,043,548
    Equity securities, available for sale at fair value              14,708,561                      9,229,498
    Short-term investments, at cost, which
       approximates fair value                                        9,485,402                     15,995,257
                                                                   ------------                   ------------
          Total Investments                                         260,034,855                    261,441,850
Cash                                                                  4,608,750                      3,922,403
Accrued investment income                                             3,582,698                      3,474,430
Premiums receivable                                                  19,066,644                     18,218,525
Reinsurance receivable                                               54,240,774                     53,070,283
Deferred policy acquisition costs                                    11,092,479                     11,203,302
Federal income tax receivable                                                --                        698,969
Deferred federal income taxes                                         9,142,948                      9,121,232
Prepaid reinsurance premiums                                         32,790,457                     32,154,837
Property and equipment, net                                           5,412,428                      5,516,688
Due from affiliate                                                           --                        262,954
Other                                                                   720,309                        647,184
                                                                   ------------                   ------------
          Total Assets                                             $400,692,342                   $399,732,657
                                                                   ============                   ============

Liabilities and Stockholders' Equity

Liabilities
    Losses and loss expenses                                       $151,895,128                   $149,979,141
    Unearned premiums                                                97,946,739                     97,657,020
    Accrued expenses                                                  4,841,908                      5,888,392
    Drafts payable                                                      141,194                        597,775
    Reinsurance balances payable                                      1,332,699                      1,216,034
    Federal income taxes payable                                        330,060                             --
    Cash dividend declared to stockholders                                   --                        760,673
    Line of credit                                                   37,000,000                     37,000,000
    Accounts payable - securities                                       500,000                      2,500,000
    Due to affiliate - other                                            186,878                             --
    Other                                                             1,130,250                        719,010
                                                                   ------------                   ------------
          Total Liabilities                                         295,304,856                    296,318,045
                                                                   ------------                   ------------
Stockholders' Equity
    Preferred stock, $1.00 par value, authorized
       1,000,000 shares; none issued
    Common stock, $1.00 par value, authorized 10,000,000 shares, issued
       8,740,846 and 8,574,210 shares and outstanding 8,618,558
       and 8,451,922 shares                                           8,740,846                      8,574,210
    Additional paid-in capital                                       44,400,543                     43,536,748
    Accumulated other comprehensive loss                             (2,373,611)                    (2,073,989)
    Retained earnings                                                55,511,464                     54,269,399
    Treasury stock                                                     (891,756)                      (891,756)
                                                                   ------------                   ------------
          Total Stockholders' Equity                                105,387,486                    103,414,612
                                                                   ------------                   ------------
          Total Liabilities and Stockholders' Equity               $400,692,342                   $399,732,657
                                                                   ============                   ============

          See accompanying notes to consolidated financial statements.

                       Donegal Group Inc. and Subsidiaries
                        Consolidated Statement of Income
                                   (Unaudited)

               For the three months ended March 31, 2000 and 1999

                                                                            Three Months Ended March 31,
                                                                       2000                           1999
                                                                    -----------                    -----------
Revenues:
    Premiums earned                                                 $53,293,648                    $51,836,183
    Premiums ceded                                                   17,708,555                     15,742,212
                                                                     ----------                    -----------
       Net premiums earned                                           35,585,093                     36,093,971
    Investment income, net of investment expenses                     3,877,369                      3,369,261
    Realized loss                                                      (281,910)                       (16,930)
    Lease income                                                        206,772                        197,137
    Service charge income                                               358,210                        466,551
                                                                    -----------                    -----------
       Total Revenues                                                39,745,534                     40,109,990
                                                                    ----------                     -----------

Expenses:
    Losses and loss expenses                                         37,927,326                     36,601,455
    Reinsurance recoveries                                           12,389,334                     12,149,804
                                                                    -----------                    -----------
       Net losses and loss expenses                                  25,537,992                     24,451,651
    Amortization of deferred policy acquisition costs                 6,071,000                      6,031,000
    Other underwriting expenses                                       5,020,612                      5,757,757
    Policy dividends                                                    352,962                        331,376
    Interest                                                            823,210                        430,944
    Other expenses                                                      273,887                        382,387
                                                                    -----------                    -----------
       Total Expenses                                                38,079,663                     37,385,115
                                                                    -----------                    -----------

    Income before income taxes                                        1,665.871                      2,724,875
Income taxes                                                            415,637                        573,508
                                                                    -----------                    -----------
    Net income                                                      $ 1,250,234                    $ 2,151,367
                                                                    ===========                    ===========

Earnings per common share
    Basic                                                                  $.15                           $.26
                                                                           ====                           ====
    Diluted                                                                $.15                           $.26
                                                                           ====                           ====



                        Statement of Comprehensive Income
                                   (Unaudited)

                                                                           Three Months Ended March 31,
                                                                        2000                           1999
                                                                    -----------                    -----------

Net Income                                                           $1,250,234                    $ 2,151,367
                                                                    -----------                    -----------
Other comprehensive loss, net of tax
    Unrealized gains (losses) on securities:
       Unrealized holding loss arising
          during the period                                            (485,683)                      (790,465)
Less: Reclassification adjustment for
    Reclassification adjustment,
          net of income tax                                             186,061                         11,174
                                                                    -----------                    -----------
Other comprehensive loss                                               (299,622)                      (779,291)
                                                                    -----------                    -----------
Comprehensive income                                                 $  950,612                    $ 1,372,076
                                                                    ===========                    ===========


          See accompanying notes to consolidated financial statements.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000



                                Common Stock
                         -------------------------                   Accumulated                                       Total
                                                       Additional     Other Com-                                       Stock-
                                                        Paid-In       prehensive       Retained       Treasury        holders'
                           Shares        Amount         Capital         Loss           Earnings        Stock           Equity
                         ---------    ------------    ------------   ------------    ------------   ------------    ------------
Balance,
  December 31, 1999      8,574,210    $  8,574,210    $ 43,536,748   $ (2,073,989)   $ 54,269,399   $   (891,756)   $103,414,612

Issuance of
  Common Stock             166,636         166,636         863,795                                                     1,030,431

Net Income                                                                              1,250,234                      1,250,234

Cash Dividend                                                                              (8,169)                        (8,169)

Other Comprehensive
  Loss                                                                   (299,622)                                      (299,622)
                         ---------    ------------    ------------   ------------    ------------   ------------    ------------
Balance,
 March 31, 2000          8,740,846    $  8,740,846    $ 44,400,543   $ (2,373,611)   $ 55,511,464   $   (891,756)   $105,387,486
                         =========    ============    ============   ============    ============   ============    ============


          See accompanying notes to consolidated financial statements.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
               For the three months ended March 31, 2000 and 1999

                                                              Three months ended March 31,
                                                                   2000            1999
                                                              ------------    ------------
Cash flows from operating activities:
    Net income                                                $  1,250,234    $  2,151,367
                                                              ------------    ------------
    Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                              226,718         211,460
        Realized investment loss                                   281,910          16,930
    Changes in assets and liabilities:
        Losses and loss expenses                                 1,915,987       1,565,233
        Unearned premiums                                          289,719         (53,849)
        Premiums receivable                                       (848,119)       (540,608)
        Deferred policy acquisition costs                          110,823         193,691
        Deferred federal income taxes                               77,349         (45,404)
        Reinsurance receivable                                  (1,170,491)     (2,669,163)
        Prepaid reinsurance premiums                              (635,620)       (793,765)
        Accrued investment income                                 (108,268)        105,870
        Due from affiliate                                         449,832       2,026,523
        Reinsurance balances payable                               116,665        (525,139)
        Federal income taxes receivable                          1,029,029         551,664
        Other, net                                              (1,173,255)         14,835
                                                              ------------    ------------
    Net adjustments                                                562,279          58,278
                                                              ------------    ------------
        Net cash provided by operating activities                1,812,513       2,209,645
                                                              ------------    ------------
Cash flows from investing activities:
    Purchase of fixed maturities
        Held to maturity                                        (3,249,537)     (2,774,667)
        Available for sale                                      (6,733,072)     (4,180,764)
    Purchase of equity securities, available for sale           (6,554,263)     (5,223,848)
    Maturity of fixed maturities
        Held to maturity                                         4,589,737      10,926,853
        Available for sale                                       3,500,000       1,500,000
    Sale of equity securities, available for sale                  638,629         565,850
    Purchase of property and equipment                             (89,104)       (440,317)
    Net sales of short-term investments                          6,509,855      14,972,212
                                                              ------------    ------------
        Net cash provided by (used in) investing activities     (1,387,755)     15,345,319
                                                                              ------------
Cash flows from financing activities:
    Cash dividends paid                                           (768,842)       (708,513)
    Issuance of common stock                                     1,030,431         587,939
    Line of credit, net                                               --       (22,500,000)
                                                              ------------    ------------
    Net cash provided by (used in)
        financing activities                                       261,589     (22,620,574)
                                                              ------------    ------------

    Net increase (decrease) in cash                                686,347      (5,065,610)
    Cash at beginning of period                                  3,922,403       8,227,042
                                                              ------------    ------------
    Cash at end of period                                        4,608,750    $  3,161,432
                                                              ============    ============

    Cash paid during period         - Interest                $    620,391    $    417,304
    Net cash received during period - Income taxes            $    689,544    $       --


          See accompanying notes to consolidated financial statements.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                                   (Unaudited)
               Summary Notes to Consolidated Financial Statements

1 - Organization

     Donegal Group Inc. (the "Company") was organized as a regional insurance holding company by Donegal Mutual Insurance Company (the "Mutual Company") on August 26, 1986 and operates in the Mid-Atlantic and Southern states through its wholly-owned stock insurance companies, Atlantic States Insurance Company ("Atlantic States"), Southern Heritage Insurance Company ("Southern Heritage"), Southern Insurance Company of Virginia ("Southern"), Delaware Atlantic Insurance Company ("Delaware") and Pioneer Insurance Company ("Pioneer") ( collectively "Insurance Subsidiaries"). The Company has three operating segments: the investment function, the personal lines of insurance and the commercial lines of insurance. Products offered in the personal lines of insurance consist primarily of homeowners and private passenger automobile policies. Products offered in the commercial lines of insurance consist primarily of commercial automobile, commercial multiple peril and workers' compensation policies. The Insurance Subsidiaries are subject to regulation by Insurance Departments in those states in which they operate and undergo periodic examinations by those departments. The Insurance Subsidiaries are also subject to competition from other insurance companies in their operating areas. Atlantic States participates in an inter-company pooling arrangement with the Mutual Company and assumes 65% of the pooled business. Effective July 1, 2000 the pooling arrangement will be amended changing Atlantic States' portion of the pooled business to 70%. Southern cedes 50% of its business to the Mutual Company.

     At March 31, 2000, the Mutual Company held 62% of the outstanding common stock of the Company. The Company and Donegal Mutual have been granted approval from the Federal Office of Thrift Supervision to form a savings bank. The bank will be 40% owned by the Company and 60% by Donegal Mutual and will require that the Company contribute approximately $2.8 million in start up capital. It is currently anticipated that the thrift will be formed in the second quarter and open for business in the third quarter of this year.

2 - Basis of Presentation

     The financial information for the interim period included herein is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary to a fair presentation of the financial position, results of operations and cash flow for the interim period included herein. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of results of operations to be expected for the twelve months ended December 31, 2000.

     These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

3 - Earnings Per Share

     The computation of basic and diluted earnings per share is as follows:


                                                                       Weighted
                                                                        Average                 Earnings
                                                  Net                    Shares                    Per
                                                Income                Outstanding                 Share
                                               ----------             -----------               --------
Three Months Ended March 31:

2000
         Basic                                 $1,250,234               8,572,383                 $ .15
         Effect of stock options                       --                      --                    --
                                               ----------               ---------                 -----
         Diluted                               $1,250,234               8,572,383                 $ .15
                                               ----------               ---------                 -----


1999
         Basic                                 $2,151,367               8,237,582                 $ .26
         Effect of stock options                       --                      --                    --
                                               ----------               ---------                 -----
         Diluted                               $2,151,367               8,237,582                 $ .26
                                               ----------               ---------                 -----

4 - Segment Information

     The Company evaluates the performance of the personal lines and commercial lines based upon underwriting results as determined under statutory accounting practices (SAP) which is used by management to measure performance for the total business of the Company.

       Financial data by segment is as follows:

                                       Three Months Ended March 31
                                           2000          1999
                                        --------       --------
                                           ($ in thousands)
                                        -----------------------
Revenues:
    Premiums earned:
       Commercial lines                 $ 12,399       $ 11,385
       Personal lines                     23,186         24,709
                                        --------       --------
         Total net premiums earned        35,585         36,094
                                        --------       --------
       Net investment income               3,877          3,369
       Realized investment
         losses                             (282)           (17)
       Other                                 566            664
                                        --------       --------
Total revenues                          $ 39,746       $ 40,110
                                        ========       ========

Income before income taxes:
    Underwriting income (loss)
       Commercial lines                 $   (895)      $   (621)
       Personal lines                       (470)           622
                                        --------       --------
         SAP underwriting gain
             (loss)                       (1,365)             1
                                        --------       --------
       GAAP adjustments                      (32)          (479)
                                        --------       --------
         GAAP underwriting
             loss                         (1,397)          (478)
    Net investment income                  3,877          3,369
    Realized investment  losses             (282)           (17)
    Other                                   (532)          (149)
                                        --------       --------
Income before income taxes              $  1,666       $  2,725
                                        ========       ========

5 - Restructuring Charge

     On September 29, 1999, the Company announced a plan to consolidate certain subsidiary support functions into its Marietta, Pennsylvania office. As a result of this consolidation, the Company recorded a restructuring charge in 1999 of $2,044,000 for employee termination benefits, occupancy charges, lease cancellation costs, and asset impairments. The charge was included in other underwriting expenses. The consolidation has been completed.

     Employee termination benefits include severance payments, which were paid either in a lump sum or over a defined period, and related benefits for approximately 60 employees. Of the terminated employees, approximately 50% were from subsidiary support functions and approximately 50% were from the Marietta, Pennsylvania office. By December 31, 1999, all of the terminated employees had left the employment of the Company.

     Included in occupancy charges are future lease obligations, less anticipated sublease benefits, for leased space which is no longer being used by the Delaware and Southern Heritage subsidiary support functions.

     Also included in the restructuring charges were contract cancellation costs that represented the estimated cost to buy out of the remaining term on printer, copier, and computer processing contracts that provided no future benefits to the Company as a result of the restructuring. By December 31, 1999 all such assets had been taken out of service.

     Asset impairments, which were a direct result of the consolidation of subsidiary functions, amounted to $407,000. They consisted of capitalized programming and data center costs, voice systems, and leasehold and office improvements. These assets were written-down to zero in 1999. By December 31, 1999 all such assets were taken out of service.

     Activity in the restructuring accrual is as follows:


                                   Employee
                                  Termination                      Contract
                                    Benefits      Occupancy      Cancellations        Totals
                                  -----------     ---------      -------------      --------
  BALANCE AT 12/31/99             $ 368,000       $ 441,000        $ 73,000         $ 882,000
  CASH PAYMENTS                    (165,000)        (47,000)        (73,000)         (285,000)
                                  ---------       ---------        --------         ---------
  BALANCE AT 3/31/00              $ 203,000       $ 394,000        $     --         $ 597,000
                                  =========       =========        ========         =========


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


           Results of Operations - Three Months Ended March 31, 2000
                      to Three Months Ended March 31, 1999

     Revenues for the three months ended March 31, 2000 were $39,745,534 a decrease of $364,456 or 0.9%, over the same period of 1999. A decrease in net premiums earned of $508,878 or 1.4%, represented most of this change. Premiums earned of Southern Heritage decreased $2.4 million as part of the reunderwriting of its book of business. This decrease was mostly offset by an increase of 6.5% in the earned premiums of the Company's other subsidiaries. Net premiums written by the insurance subsidiaries, excluding Southern Heritage, increased 9.1% in the first quarter of 2000 compared to the first quarter of 1999. Investment income for the first three months of 2000 increased $508,108 or 15.1%. An increase in the annualized average return on investments from 5.5% in the first three month of 1999 to 5.6% in the first three months of 2000 and an increase in average invested assets from $246.9 million in the first three months of 1999 to $265.0 million in the first three months of 2000, accounted for this change. Realized investment losses were $281,910 in the first three months of 2000 compared to $16,930 for the same period of 1999. The realized losses in 2000 included $285,228 in losses which resulted from declines in the market value of two securities that were determined to be other than temporary. The realized losses in 1999 resulted from the normal turnover of the Company's portfolio.

     The GAAP combined ratio of insurance operations in the first three months of 2000 was 103.9% compared to 101.3% for the same period in 1999. The GAAP combined ratio is the sum of the ratios of incurred losses and loss adjusting expenses to premiums earned (loss ratio), policyholders dividends to premiums earned (dividend ratio), and underwriting expenses to premiums earned (expense ratio). The Company's loss ratio in the first three months of 2000 was 71.8% compared to 67.7% in the first three months of 1999. The loss ratio increase resulted primarily from deterioration in results from the private passenger automobile and workers compensation lines of business. The increase in the loss ratio was partially offset by an improvement in the expense ratio for the first three months of 2000 to 31.2% compared to 32.7% for the first three months of 1999. The improvement in the expense ratio resulted primarily from the Company's previously announced restructuring plan that was implemented at the end of the third quarter in 1999. The dividend ratio remained virtually unchanged at 1.0% for the first three months of 2000 compared to 0.9% for the same period of 1999.

     Federal income taxes for the three months ended March 31, 2000 represented 25.0% of the income before income taxes compared to 21.0% for the same period of 1999. These rates vary from the expected rate of 34% primarily due to the effect of tax exempt investment income.

Liquidity and Capital Resources

     The Company generates sufficient funds from its operations and maintains a high degree of liquidity in its investment portfolio. The primary source of funds to meet the demands of claim settlements and operating expenses are premium collections, investment earnings and maturing investments. The Company will be required to contribute $2.8 million in capital as part of the formation of a thrift for which it and Donegal Mutual have been granted approval from the Federal Office of Thrift Supervision. The capital contribution will take place in the second quarter of this year.

     In investing funds made available from operations, the Company maintains securities maturities consistent with its projected cash needs for the payment of claims and expenses. The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

     As of March 31, 2000, pursuant to a credit agreement dated December 29, 1995, with Fleet National Bank of Connecticut, (the " Bank") the Company had unsecured borrowings of $37.0 million. Per the terms of the credit agreement, the Company may borrow up to $40 million at interest rates equal to the bank's then current prime rate or the then current London interbank Eurodollar bank rate plus 1.70%. At March 31, 2000, the interest rates on the outstanding balances were 9.0% on an outstanding prime rate balance of $22.0 million and 8.1% on an outstanding euro dollar rate balance of $15.0 million. In addition, the Company will pay a non-use fee at a rate of 3/10 of 1% per annum on the average daily unused portion of the Bank's commitment. On each July 27, commencing July 27, 2001, the credit line will be reduced by $8 million. Any outstanding loan in excess of the remaining credit line, after such reduction, will then be payable.

     The Company's principal source of cash with which to pay stockholder dividends is dividends from Atlantic States, Southern, Pioneer, Southern Heritage and Delaware, which are required by law to maintain certain minimum surplus on a statutory basis and are subject to regulations under which payment of dividends from statutory surplus is restricted and may require prior approval of their domiciliary insurance regulatory authorities. Atlantic States, Southern, Pioneer, Southern Heritage and Delaware are subject to Risk Based Capital (RBC) requirements effective for 1994. At December 31, 1999, each of the five Companies' capital was substantially above the RBC requirements. At December 31, 1999, amounts available for distribution as dividends to Donegal Group without prior approval of the insurance regulatory authorities are $6,851,802 from Atlantic States, $184,285 from Southern, $567,793 from Pioneer, $956,381 from Delaware and $1,650,842 from Southern Heritage.

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

Year 2000 Issues

     The Company has not encountered difficulties to date with respect to the Year 2000 millennium change, either internally or with third parties. The Company will continue to monitor exposure to any Year 2000 related problems.

     The Company has risk that claims related to Year 2000 issues will be made under insurance policies that it underwrites. The Company has concluded that its policies do not generally provide coverage for losses relating to year 2000 issues and has issued endorsements further clarifying this exclusion. However, due in part to the potential for judicial decisions which expand policies to cover risks that were not contemplated by the policy, which in turn may produce unanticipated claims, and because there is no prior history of such claims at this point in time, the amount of any potential Year 2000 coverage liabilities is not determinable. However, the Company has not had any claims reported to date.

                           Part II. Other Information

Item 1. Legal Proceedings.

        None.

Item 2. Changes in Securities.

        None.

Item 3. Defaults upon Senior Securities.

        Quantitative and Qualitative Disclosure About Market Risk

     The Company's market risk generally represents the risk of gain or loss that may result from the potential change in the fair value of the Company's investment portfolio as a result of fluctuations in prices and interest rates and, to a lesser extent, its debt obligations. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities, i.e., policy claims and debt obligations.

     The Company has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 1999 to March 31, 2000. In addition, the Company has maintained approximately the investment mix during this period.

     There has been no material changes to the Company's quantitative or qualitative market risk exposure.

Item 4. Submission of Matters to a Vote of Security Holders.

        Annual Stockholders meeting held April 20, 2000.
        Directors elected at meeting:
            C. Edwin Ireland
                Votes for                 8,192,977
                Votes withheld               41,142
            Donald H. Nikolaus
                Votes for                 8,192,977
                Votes withheld               41,142

        Directors Continuing:
            Robert S. Bolinger
            Thomas J. Finley, Jr.
            Patricia A. Gilmartin
            Philip H. Glatfelter
            R. Richard Sherbahn

        Approved KPMG LLP as Auditors for 2000:
                Votes for                 8,188,883
                Votes against                37,152
                Abstained                      8,084

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

        (a)   EX -27 Financial Data Schedule
        (b)   Reports on 8-K:
              No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 DONEGAL GROUP INC.


   May 15, 2000                  By:____________________________________
                                       Donald H. Nikolaus, President
                                         and Chief Executive Officer




   May 15, 2000                  By: __________________________________________
                                       Ralph G. Spontak, Senior Vice President,
                                         Chief Financial Officer and Secretary