Form 10-Q
period 2000-06-30
DONEGAL GROUP INC
filed 2000-08-11
CIK 800457

Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)

[x] Quarterly Report Pursuant to Section 13 of the Securities Exchange Act of
    1934

For the Quarterly Period Ended June 30, 2000

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

                      Applicable Only to Corporate Issuers:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,732,837 shares of Common Stock, $1.00 par value, outstanding on July 31, 2000.

                          Part I. Financial Information

Item 1. Financial Statements.

                       Donegal Group Inc. And Subsidiaries
                           Consolidated Balance Sheet

Assets                                                             June 30, 2000       December 31, 1999
                                                                   -------------       -----------------
Investments                                                         (Unaudited)
    Fixed maturities
       Held to maturity, at amortized cost                         $136,587,402            $136,173,547
       Available for sale, at fair value                            105,264,515             100,043,548
    Equity securities, available for sale at fair value              13,377,106               9,229,498
    Short-term investments, at cost, which
       approximates fair value                                       11,891,757              15,995,257
                                                                   ------------            ------------
          Total Investments                                         267,120.780             261,441,850
Cash                                                                  1,661,701               3,922,403
Accrued investment income                                             3,638,159               3,474,430
Premiums receivable                                                  21,716,434              18,218,525
Reinsurance receivable                                               53,777,534              53,070,283
Deferred policy acquisition costs                                    11,771,006              11,203,302
Federal income tax receivable                                           619,028                 698,969
Deferred federal income taxes                                         8,775,722               9,121,232
Prepaid reinsurance premiums                                         36,850,275              32,154,837
Property and equipment, net                                           5,226,538               5,516,688
Due from affiliate                                                      364,796                 262,954
Other                                                                   691,369                 647,184
                                                                   ------------            ------------
          Total Assets                                             $412,253,342            $399,732,657
                                                                   ============            ============

Liabilities and Stockholders' Equity

Liabilities
    Losses and loss expenses                                       $152,538,908            $149,979,141
    Unearned premiums                                               106,298,817              97,657,020
    Accrued expenses                                                  4,906,800               5,888,392
    Drafts payable                                                      108,628                 597,775
    Reinsurance balances payable                                        947,842               1,216,034
    Cash dividend declared to stockholders                                   --                 760,673
    Line of credit                                                   37,000,000              37,000,000
    Accounts payable - securities                                     1,100,000               2,500,000
    Other                                                             1,352,672                 719,010
                                                                   -------------           ------------
          Total Liabilities                                         304,253,667             296,318,045
                                                                    -----------             -----------
Stockholders' Equity
    Preferred stock, $1.00 par value, authorized
       1,000,000 shares; none issued
    Common stock, $1.00 par value, authorized
       10,000,000 shares, issued 8,833,411 and
       8,574,210 shares and outstanding 8,711,123
       and 8,451,922 shares                                           8,833,411               8,574,210
    Additional paid-in capital                                       44,993,241              43,536,748
    Accumulated other comprehensive loss                             (2,138,806)             (2,073,989)
    Retained earnings                                                57,203,585              54,269,399
    Treasury stock                                                     (891,756)               (891,756)
                                                                   -------------           ------------
          Total Stockholders' Equity                                107,999,675             103,414,612
                                                                   -------------           ------------
          Total Liabilities and Stockholders' Equity               $412,253,342            $399,732,657
                                                                   ============            ============

          See accompanying notes to consolidated financial statements.

                       Donegal Group Inc. and Subsidiaries
                        Consolidated Statement of Income
                                   (Unaudited)


                                                                       Three Months Ended June 30,
                                                                       2000                  1999
                                                                   ------------           ------------
Revenues:
    Premiums earned                                                $ 54,582,537           $ 52,653,705
    Premiums ceded                                                   18,559,888             16,823,890
                                                                   ------------           ------------
       Net premiums earned                                           36,022,649             35,829,815
    Investment income, net of investment
       expenses                                                       3,798,470              3,155,817
    Realized gains                                                      391,117                 32,345
    Lease income                                                        208,222                205,224
    Service charge income                                               381,142                564,786
                                                                   ------------           ------------
       Total Revenues                                                40,801,600             39,787,987
                                                                   ------------           ------------

Expenses:
    Losses and loss expenses                                         36,790,924             36,505,254
    Reinsurance recoveries                                           12,185,174             12,342,954
                                                                   ------------           ------------
                                                                     24,605,750             24,162,300
    Amortization of deferred policy
       acquisition costs                                              6,117,000              7,325,000
    Other underwriting expenses                                       5,519,476              5,763,127
    Policy dividends                                                    234,273                298,636
    Interest                                                            757,778                263,487
    Other expenses                                                      294,120                478,571
                                                                   ------------           ------------
       Total Expenses                                                37,528,397             38,291,121
                                                                   ------------           ------------

    Income before income taxes                                        3,273,203              1,496,866
    Income tax                                                          802,803                196,130
                                                                   ------------           ------------
    Net income                                                     $  2,470,400           $  1,300,736
                                                                   ============           ============

Earnings per common share
    Basic                                                          $       0.28           $       0.16
                                                                   ============           ============
    Diluted                                                        $       0.28           $       0.16
                                                                   ============           ============


                        Statement of Comprehensive Income
                                   (Unaudited)

Three Months Ended June 30,

                                                                       2000                  1999
                                                                   ------------           ------------
Net Income                                                         $  2,470,400           $  1,300,736
                                                                   ------------           ------------
Other comprehensive loss, net of tax
    Unrealized gains on securities:
       Unrealized holding gain (loss) during the period
                                                                        492,943             (1,419,048)
       Less: Reclassification adjustment for gains
         included in net income, net of income tax                     (258,138)               (21,348)
                                                                   ------------           ------------
Other comprehensive income (loss)                                       234,805             (1,440,396)
                                                                   ------------           ------------
Comprehensive income (loss)                                        $  2,705,205           $   (139,660)
                                                                   ============           ============

           See accompanying notes to consolidated financial statements.

                       Donegal Group Inc. and Subsidiaries
                        Consolidated Statement of Income
                                   (Unaudited)

                                                                         Six Months Ended June 30,
                                                                       2000                  1999
                                                                   ------------           ------------
Revenues:
    Premiums earned                                                $107,876,185           $104,489,888
    Premiums ceded                                                   36,268,443             32,566,102
                                                                   ------------           ------------
       Net premiums earned                                           71,607,742             71,923,786
    Investment income, net of investment expenses                     7,675,839              6,525,078
    Realized gain                                                       109,207                 15,415
    Lease income                                                        414,994                404,361
    Service charge income                                               739,352              1,031,337
                                                                   ------------           ------------
       Total Revenues                                                80,547,134             79,897,977
                                                                   ------------           ------------

Expenses:
    Losses and loss expenses                                         74,718,250             73,106,709
    Reinsurance recoveries                                           24,574,508             24,492,758
                                                                   ------------           ------------
                                                                     50,143,742             48,613,951

    Amortization of deferred policy acquisition costs                12,188,000             13,356,000
    Other underwriting expenses                                      10,540,088             11,520,884
    Policy dividends                                                    587,235                630,012
    Interest                                                          1,580,988                694,431
    Other expenses                                                      568,007                860,958
                                                                   ------------           ------------
       Total Expenses                                                75,608,060             75,676,236
                                                                   ------------           ------------

    Income before income taxes                                        4,939,074              4,221,741
Income taxes                                                          1,218,440                769,638
                                                                   ------------           ------------
    Net income                                                     $  3,720,634           $  3,452,103
                                                                   ============           ============

Earnings per common share
    Basic                                                          $       0.43           $       0.42
                                                                   ============           ============
    Diluted                                                        $       0.43           $       0.42
                                                                   ============           ============


                 Consolidated Statement of Comprehensive Income
                                   (Unaudited)

                                                                   Six Months Ended June 30,
                                                              2000                     1999
                                                          ------------             ------------
Net Income                                                $  3,720,634             $  3,452,103
                                                          ------------             ------------
Other comprehensive loss, net of tax
    Unrealized gains on securities:
       Unrealized holding gain (loss)
          during the period                                      7,260               (2,209,513)
       Less: Reclassification adjustment for
        gains included in net income,
          net of income tax                                    (72,077)                 (10,174)
                                                          ------------             ------------
Other comprehensive loss                                       (64,817)              (2,219,687)
                                                          ------------             ------------
Comprehensive income                                      $  3,655,817             $  1,232,416
                                                          ============             ============

          See accompanying notes to consolidated financial statements.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000

                                 Common Stock
                          --------------------------                     Accumulated                                     Total
                                                          Additional      Other Com-                                     Stock-
                                                           Paid-In        prehensive       Retained     Treasury        holders'
                           Shares          Amount          Capital           Loss          Earnings      Stock           Equity
                          ---------      -----------     ------------    ------------    ------------   ---------    -------------
Balance,
  December 31, 1999       8,574,210      $ 8,574,210     $ 43,536,748    $ (2,073,989)   $ 54,269,399   $(891,756)   $ 103,414,612

Issuance of
  Common Stock              259,201          259,201        1,456,493                                                    1,715,694

Net Income                                                                                  3,720,634                    3,720,634

Cash Dividend                                                                                (786,448)                    (786,448)

Other Comprehensive
  Loss                                                                        (64,817)                                     (64,817)
                                                                         ------------                                -------------

Balance,
 June 30, 2000            8,833,411      $ 8,833,411     $ 44,993,241    $ (2,138,806)   $ 57,203,585   $(891,756)   $ 107,999,675
                          =========      ===========     ============    ============    ============   =========    =============

          See accompanying notes to consolidated financial statements.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                     Six Months Ended June 30,
                                                                       2000            1999
                                                                   ------------    ------------
     Cash flows from operating activities:
         Net income                                                $  3,720,634    $  3,452,103
                                                                   ------------    ------------
         Adjustments to reconcile net income to net
             cash provided by operating activities:
Depreciation and amortization                                           459,357         545,699
Realized investment gain                                               (109,207)        (15,415)
         Changes in assets and liabilities:
             Losses and loss expenses                                 2,559,767       2,326,730
             Unearned premiums                                        8,641,797       7,430,128
             Premiums receivable                                     (3,497,909)     (3,146,764)
             Deferred policy acquisition costs                         (567,704)       (426,936)
             Deferred income taxes                                      323,613        (171,058)
             Reinsurance receivable                                    (707,251)     (1,975,318)
             Prepaid reinsurance premiums                            (4,695,438)     (4,548,994)
             Accrued investment income                                 (163,729)       (400,732)
             Due from affiliate                                        (101,842)      1,182,782
             Reinsurance balances payable                              (268,192)       (337,913)
             Current income taxes                                        79,941           3,200
             Other, net                                                (904,820)       (422,928)
                                                                   ------------    ------------
         Net adjustments                                              1,048,383          42,481
                                                                   ------------    ------------
             Net cash provided by operating activities                4,769,017       3,494,584
                                                                   ------------    ------------

     Cash flows from investing activities:
         Purchase of fixed maturities
             Held to maturity                                        (5,810,028)     (8,727,038)
             Available for sale                                     (12,694,530)    (13,639,230)
         Purchase of equity securities, available for sale          (13,470,191)     (7,162,651)
         Maturity of fixed maturities
             Held to maturity                                         6,175,468      10,150,310
             Available for sale                                       4,700,000      10,154,868
         Sale of fixed maturities, available for sale                   496,250            --
         Sale of equity maturities, available for sale                9,440,407         967,504
         Purchase of property and equipment                            (139,168)       (789,563)
         Net sales of short-term investments                          4,103,500      22,697,512
                                                                   ------------    ------------
             Net cash provided by (used in) investing activities     (7,198,292)     13,651,712
                                                                   ------------    ------------

     Cash flows from financing activities:
         Cash dividends paid                                         (1,547,121)     (1,442,326)
         Issuance of common stock                                     1,715,694       1,263,673
         Line of credit, net                                               --       (22,500,000)
                                                                   ------------    ------------
         Net cash provided by (used in)
             financing activities                                       168,573     (22,678,653)
                                                                   ------------    ------------

     Net decrease in cash                                            (2,260,702)     (5,532,357)
     Cash at beginning of period                                      3,922,403       8,227,042
                                                                   ------------    ------------
     Cash at end of period                                         $  1,661,701    $  2,694,685
                                                                   ============    ============

     Cash paid during period         - Interest                    $  1,102,693    $    700,279
     Net cash received during period - Income taxes                $    810,456    $    595,380

          See accompanying notes to consolidated financial statements.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                                   (Unaudited)
               Summary Notes to Consolidated Financial Statements

1 - Organization

     Donegal Group Inc. (the "Company") was organized as a regional insurance holding company by Donegal Mutual Insurance Company (the "Mutual Company") on August 26, 1986 and operates in the Mid-Atlantic and Southern states through its wholly-owned stock insurance companies, Atlantic States Insurance Company ("Atlantic States"), Southern Heritage Insurance Company ("Southern Heritage"), Southern Insurance Company of Virginia ("Southern"), Delaware Atlantic Insurance Company ("Delaware") and Pioneer Insurance Company ("Pioneer") ( collectively "Insurance Subsidiaries"). The Company has three operating segments: the investment function, the personal lines of insurance and the commercial lines of insurance. Products offered in the personal lines of insurance consist primarily of homeowners and private passenger automobile policies. Products offered in the commercial lines of insurance consist primarily of commercial automobile, commercial multiple peril and workers' compensation policies. The Insurance Subsidiaries are subject to regulation by Insurance Departments in those states in which they operate and undergo periodic examinations by those departments. The Insurance Subsidiaries are also subject to competition from other insurance companies in their operating areas. Atlantic States participates in an inter-company pooling arrangement with the Mutual Company and assumed 65% of the pooled business. Effective July 1, 2000 the pooling arrangement was amended changing Atlantic States' portion of the pooled business to 70%. Southern cedes 50% of its business to the Mutual Company. At June 30, 2000, the Mutual Company held 62% of the outstanding common stock of the Company.

     The Company and Donegal Mutual have been granted approval from the Federal Office of Thrift Supervision to form a savings bank. The bank will be 40% owned by the Company and 60% by Donegal Mutual and will require that the Company contribute approximately $2.8 million in start up capital. It is currently anticipated that the thrift will be formed in and open for business in the third quarter of this year.

2 - Basis of Presentation

     The financial information for the interim period included herein is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary to a fair presentation of the financial position, results of operations and cash flow for the interim period included herein. The results of operations for the three and six months ended June 30, 2000, are not necessarily indicative of results of operations to be expected for the twelve months ended December 31, 2000.

     As interim period financial statements, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. As such, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

3 - Earnings Per Share

     The computation of basic and diluted earnings per share is as follows:

                                                              Weighted
                                                              Average           Earnings
                                             Net               Shares             Per
                                           Income            Outstanding         Share
                                         ----------          -----------        --------
Three Months Ended June 30:

2000
         Basic                           $2,470,400           8,680,348          $ .28
         Effect of stock options                 --                  --             --
                                         ----------           ---------          -----
         Diluted                         $2,470,400           8,680,348          $ .28
                                         ----------           ---------          -----


1999
         Basic                           $1,300,736           8,292,407          $ .16
         Effect of stock options                 --                  --             --
                                         ----------           ---------          -----
         Diluted                         $1,300,736           8,292,407          $ .16
                                         ----------           ---------          -----




Six Months Ended June 30:

2000
         Basic                           $3,720,634           8,626,365          $ .43
         Effect of stock options                 --                  --             --
                                         ----------           ---------          -----
         Diluted                         $3,720,634           8,626,365          $ .43
                                         ----------           ---------          -----


1999
         Basic                           $3,452,103           8,264,995          $ .42
         Effect of stock options                 --                  --             --
                                         ----------           ---------          -----
         Diluted                         $3,452,103           8,264,995          $ .42
                                         ----------           ---------          -----

     The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:

                              For The Three Months                     For The Six Months
                              Ended June 30,                           Ended June 30,
                                 2000                 1999            2000              1999
                              ----------           ---------        ---------        ---------
Number of Options              1,425,281           1,011,116        1,425,281        1,011,116

4 - Segment Information

     The Company evaluates the performance of the personal lines and commercial lines based upon underwriting results as determined under statutory accounting practices (SAP) which is used by management to measure performance for the total business of the Company.

     Financial data by segment is as follows:

                                                        Three Months Ended June 30
                                                         2000                 1999
-----------------------------------------------------------------------------------
                                                            ($ in thousands)
-----------------------------------------------------------------------------------
Revenues:
    Premiums earned:
       Commercial lines                                $12,903             $11,797
       Personal lines                                   23,120              24,033
----------------------------------------------------------------------------------
         Total net premiums earned                      36,023              35,830
----------------------------------------------------------------------------------
       Net investment income                             3,799               3,156
       Realized investment
         Gains                                             391                  32
       Other                                               588                 770
----------------------------------------------------------------------------------
Total revenues                                         $40,801             $39,788
==================================================================================

Income before income taxes:
    Underwriting income (loss)
       Commercial lines                                $   995             $   416
       Personal lines                                   (2,158)             (2,791)
----------------------------------------------------------------------------------
         SAP underwriting loss                          (1,163)             (2,375)
       GAAP adjustments                                    709                 656
----------------------------------------------------------------------------------
         GAAP underwriting
             loss                                         (454)             (1,719)
    Net investment income                                3,799               3,156
    Realized investment  losses                            391                  32
    Other                                                 (463)                 28
----------------------------------------------------------------------------------
Income before income taxes                             $ 3,273             $ 1,497
==================================================================================

                                                            Six Months Ended June 30
                                                            2000               1999
-------------------------------------------------------------------------------------
                                                                 ($ in thousands)
-------------------------------------------------------------------------------------
Revenues:
    Premiums earned:
       Commercial lines                                  $25,302             $23,182
       Personal lines                                     46,306              48,742
-------------------------------------------------------------------------------------
         Total net premiums earned                        71,608              71,924
-------------------------------------------------------------------------------------
       Net investment income                               7,676               6,525
       Realized investment
         Gains                                               109                  15
       Other                                               1,154               1,434
-------------------------------------------------------------------------------------
Total revenues                                           $80,547             $79,898
=====================================================================================

Income before income taxes:
    Underwriting income (loss)
       Commercial lines                                  $   100             $  (205)
       Personal lines                                     (2,628)             (2,169)
-------------------------------------------------------------------------------------
         SAP underwriting loss                            (2,528)             (2,374)
       GAAP adjustments                                      677                 177
-------------------------------------------------------------------------------------
         GAAP underwriting loss                           (1,851)             (2,197)
    Net investment income                                  7,676               6,525
    Realized investment losses                               109                  15
    Other                                                   (995)               (121)
-------------------------------------------------------------------------------------
Income before income taxes                               $ 4,939             $ 4,222
=====================================================================================

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

     Activity in the restructuring accrual is as follows:

                                    Employee
                                   Termination                       Contract
                                     Benefits     Occupancy        Cancellations       Totals
                                   -----------    ---------        -------------     ----------
  BALANCE AT 12/31/99              $ 368,000      $ 441,000         $ 73,000         $  882,000
  CASH PAYMENTS                     (317,000)       (88,000)         (73,000)          (478,000)
  BALANCE AT 6/30/00               $  51,000      $ 353,000         $     --         $  404,000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations -Three Months Ended June 30, 2000
to Three Months Ended June 30, 1999

     Revenues for the three months ended June 30, 2000 were $40,801,600 an increase of $1,013,613 or 2.5%, over the same period of 1999. An increase in investment income of $642,653, or 20.4% coupled with an increase in realized gains of $358,772 represented most of this change. in investment income. An increase in the annualized average return on investments from 5.3% in the second quarter of 1999 to 5.8% in the second quarter of 2000 and an increase in average invested assets from $238.6 million in the second quarter of 1999 to $260.0 million in the second quarter of 2000, accounted for most of the change. Net premiums earned increased $192,834 or 0.5%. Premiums earned of Southern Heritage Insurance Company decreased $1.7 million as part of the reunderwriting of its book of business. This decrease was more than offset by an increase of $1.9 million, or 5.4% in the earned premiums of the Company's other subsidiaries. The realized losses in the second quarter of both 2000 and 1999 resulted from the normal turnover of the Company's investment portfolio.

     The GAAP combined ratio of insurance operations in the second quarter of 2000 was 101.3% compared to 104.8% for the same period in 1999. The GAAP combined ratio is the sum of the ratios of incurred losses and loss adjusting expenses to premiums earned (loss ratio), policyholders dividends to premiums earned (dividend ratio), and underwriting expenses to premiums earned (expense ratio). The Company's loss ratio in the second quarter of 2000 was 68.3% compared to 67.4% for the same period of 1999. The loss ratio increase resulted primarily from an increase in frequency related to catastrophe type losses in the second quarter of 2000. The increase in the loss ratio was more than offset by an improvement in the expense ratio for the second quarter of 2000 to 32.3% compared to 36.5% for the second quarter of 1999. The improvement in the expense ratio resulted primarily from the Company's previously announced restructuring plan that was implemented at the end of the third quarter of 1999. The dividend ratio remained virtually unchanged at 0.7% for the second quarter of 2000 compared to 0.8% for the same period of 1999.

     Federal income taxes for the three months ended June 30, 2000 represented 24.5% of the income before income taxes compared to 13.1% for the same period of 1999. These rates vary from the expected rate of 34% primarily due to the effect of tax exempt investment income which represented a higher percentage of net income in second quarter of 1999 compared to the second quarter of 2000.

Results of Operations - Six Months Ended June 30, 2000
to Six Months Ended June 30, 1999

     Revenues for the six months ended June 30, 2000 were $80,547,134 an increase of $649,157 or 0.8%, over the same period of 1999. An increase in investment income of $1,150,761, or 17.6%, offset by a decrease in service charge income of $291,985 and a decrease in net premiums earned of $316,044, accounted for the change. An increase in the annualized average return on investments from 5.3% in the first six months of 1999 to 5.8% in the first six months of 2000 and an increase in average invested assets from $246.7 million in the first six months of 1999 to $264.3 million in the first six months of 2000, accounted for the change in investment income. Premiums earned of Southern Heritage Insurance Company decreased $4.1 million as part of the reunderwriting of its book of business. This decrease was mostly offset by an increase of $3.8 million, or 6.5% in the earned premiums of the Company's other subsidiaries.

     The GAAP combined ratio of insurance operations in the first six of 2000 was 102.6% compared to 103.1% for the same period in 1999. The GAAP combined ratio is the sum of the ratios of incurred losses and loss adjusting expenses to premiums earned (loss ratio), policyholders dividends to premiums earned (dividend ratio), and underwriting expenses to premiums earned (expense ratio). The Company's loss ratio in the first six months of 2000 was 70.0% compared to 67.6% for the same period of 1999. The loss ratio increase resulted primarily from an increase in frequency related to catastrophe type losses in the second quarter of 2000 and from deterioration in results from private passenger automobile and workers' compensation lines of business during the first quarter of 2000. The increase in the loss ratio was more than offset by an improvement in the expense ratio for the first six months of 2000 to 31.7% compared to 34.6% for the same period of 1999. The improvement in the expense ratio resulted primarily from the Company's previously announced restructuring plan that was implemented at the end of the third quarter in 1999. The dividend ratio remained virtually unchanged at 0.8% for the first half of 2000 compared to 0.9% for the same period of 1999.

     Federal income taxes for the six months ended June 30, 2000 represented 24.7% of the income before income taxes compared to 18.2% for the same period of 1999. These rates vary from the expected rate of 34% primarily due to the effect of tax exempt investment income which represented a higher percentage of net income in first half of 1999 compared to the first half of 2000.

Liquidity and Capital Resources

     The Company generates sufficient funds from its operations and maintains a high degree of liquidity in its investment portfolio. The primary source of funds to meet the demands of claim settlements and operating expenses are premium collections, investment earnings and maturing investments. The Company will be required to contribute $2.8 million in capital as part of the formation of a thrift for which it and Donegal Mutual have been granted approval from the Federal Office of Thrift Supervision. The capital contribution will take place in the third quarter of this year.

     In investing funds made available from operations, the Company maintains securities maturities consistent with its projected cash needs for the payment of claims and expenses. The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

     As of June 30, 2000, pursuant to a credit agreement dated December 29, 1995, with Fleet National Bank of Connecticut, (the " Bank") the Company had unsecured borrowings of $37.0 million. Per the terms of the credit agreement, the Company may borrow up to $40 million at interest rates equal to the bank's then current prime rate or the then current London interbank Eurodollar bank rate plus 1.70%. At June 30, 2000, the interest rates on the outstanding balances were 7.9% on an outstanding eurodollar balance of $22.0 million and 8.1% on an outstanding eurodollar rate balance of $15.0 million. In addition, the Company will pay a non-use fee at a rate of 3/10 of 1% per annum on the average daily unused portion of the Bank's commitment. On each July 27, commencing July 27, 2001, the credit line will be reduced by $8 million. Any outstanding loan in excess of the remaining credit line, after such reduction, will then be payable.

     The Company's principal source of cash with which to pay stockholder dividends is dividends from Atlantic States, Southern, Pioneer, Southern Heritage and Delaware, which are required by law to maintain certain minimum surplus on a statutory basis and are subject to regulations under which payment of dividends from statutory surplus is restricted and may require prior approval of their domiciliary insurance regulatory authorities. Atlantic States, Southern, Pioneer, Southern Heritage and Delaware are subject to Risk Based Capital (RBC) requirements. At December 31, 1999, each of the five Companies' capital was substantially above the RBC requirements. At December 31, 1999, amounts available for distribution as dividends to Donegal Group without prior approval of the insurance regulatory authorities are $6,851,802 from Atlantic States, $184,285 from Southern, $567,793 from Pioneer, $956,381 from Delaware and $1,650,842 from Southern Heritage.

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

             The Company has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 1999 to June 30, 2000. In addition, the Company has maintained approximately the investment mix during this period.

             There have been no material changes to the Company's quantitative or qualitative market risk exposure from December 31, 1999 through June 30, 2000.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.


Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

        (a)  EX -27 Financial Data Schedule
        (b)  Reports on 8-K:

             A form 8-K was filed on June 19, 2000 reporting the changes in the pooling agreement between Atlantic States Insurance Company and Donegal Mutual Insurance Company.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                DONEGAL GROUP INC.


August 11, 2000                 By:____________________________________
                                      Donald H. Nikolaus, President
                                      and Chief Executive Officer




August 11, 2000                 By:___________________________________________
                                      Ralph G. Spontak, Senior Vice President,
                                      Chief Financial Officer and Secretary