Form 10-Q
period 2000-09-30
DONEGAL GROUP INC
filed 2000-11-13
CIK 800457

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-Q

(Mark One)

[x]  Quarterly Report Pursuant to Section 13 of the Securities Exchange Act of
     1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,820,824 shares of Common Stock, $1.00 par value, outstanding on October 31, 2000.

                      PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements.


                     DONEGAL GROUP INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET


ASSETS                                                SEPTEMBER 30, 2000  DECEMBER 31, 1999
                                                      ------------------  -----------------
                                                          (UNAUDITED)
Investments
   Fixed maturities
      Held to maturity, at amortized cost                $ 137,241,256      $ 136,173,547
      Available for sale, at fair value                    111,989,488        100,043,548
   Equity securities, available for sale at fair value      16,755,091          9,229,498
   Short-term investments, at cost, which approximates
      fair value                                            11,693,164         15,995,257
                                                         ---------------    ---------------
         Total Investments                                 277,678,999        261,441,850
Cash                                                         3,657,898          3,922,403
Accrued investment income                                    3,967,282          3,474,430
Premiums receivable                                         22,588,317         18,218,525
Reinsurance receivable                                      57,658,048         53,070,283
Deferred policy acquisition costs                           12,989,737         11,203,302
Federal income tax receivable                                   28,955            698,969
Deferred federal income taxes                                8,608,943          9,121,232
Prepaid reinsurance premiums                                38,584,536         32,154,837
Property and equipment, net                                  5,130,068          5,516,688
Accounts receivable                                          1,797,277                  -
Due from affiliate                                             124,876            262,954
Other                                                          608,252            647,184
                                                         ---------------    ---------------
      Total Assets                                       $ 433,423,188      $ 399,732,657
                                                         ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES
   Losses and loss expenses                              $ 159,056,494      $ 149,979,141
   Unearned premiums                                       114,809,252         97,657,020
   Accrued expenses                                          5,410,899          5,888,392
   Drafts payable                                               95,534            597,775
   Reinsurance balances payable                              1,060,620          1,216,034
   Cash dividend declared to stockholders                            -            760,673
   Line of credit                                           40,000,000         37,000,000
   Accounts payable - securities                               803,543          2,500,000
   Other                                                     1,130,796            719,010
                                                         ---------------    ---------------
      Total Liabilities                                    322,367,138        296,318,045
                                                         ---------------    ---------------
STOCKHOLDERS' EQUITY
   Preferred stock, $1.00 par value, authorized
      1,000,000 shares; non issued
   Common stock, $1.00 par value authorized
      20,000,000 shares, issued 8,925,425 and
      8,574,210 shares and outstanding 8,803,137
      and 8,451,922 shares                                   8,925,425          8,574,210
   Additional paid-in capital                               45,493,760         43,536,748
   Accumulated other comprehensive loss                     (1,491,049)        (2,073,989)
   Retained earnings                                        59,019,670         54,269,399
   Treasury stock                                             (891,756)          (891,756)
                                                         ---------------    ---------------
      Total Stockholders' Equity                           111,056,050        103,414,612
                                                         ---------------    ---------------
      Total Liabilities and Stockholders' Equity         $ 433,423,188      $ 399,732,657
                                                         ===============    ===============


         See accompanying notes to consolidated financial statements


                     DONEGAL GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF INCOME
                                 (UNAUDITED)

                                                         Nine Months Ended September 30,
                                                              2000             1999
                                                              ----             ----
REVENUES:
   Premiums earned                                       $ 166,049,694    $ 157,663,660
   Premiums ceded                                           55,791,406       49,784,318
                                                         -------------    -------------
      Net premiums earned                                  110,258,288      107,879,342
   Investment income, net of investment expenses            11,710,056        9,763,940
   Realized gains (losses)                                     442,927          (67,437)
   Lease income                                                625,070          612,138
   Service charge income                                     1,141,296        1,512,228
                                                         -------------    -------------
      Total Revenues                                       124,177,637      119,700,211
                                                         -------------    -------------
EXPENSES:
   Losses and loss expenses                                114,779,873      112,959,768
   Reinsurance recoveries                                   38,149,452       37,895,855
                                                         -------------    -------------
                                                            76,630,421       75,063,913
   Amortization of deferred policy acquisition costs        18,766,000       18,376,000
   Other underwriting expenses                              16,117,258       23,105,011
   Policy dividends                                            957,319          955,854
   Interest                                                  2,394,889          974,089
   Other expenses                                              852,754        1,213,493
                                                         -------------    -------------
      Total Expenses                                       115,718,641      119,688,360
                                                         -------------    -------------

   Income before taxes                                       8,458,996           11,851
   Income tax expense (benefit)                              2,136,317         (997,372)
                                                         -------------    -------------
   Net income                                            $   6,322,679    $   1,009,223
                                                         =============    =============
Earnings per common share
   Basic                                                 $        0.73    $        0.12
                                                         =============    =============
   Diluted                                               $        0.73    $        0.12
                                                         =============    =============

               CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (UNAUDITED)

                                                         Nine Months Ended September 30,
                                                              2000             1999
                                                              ----             ----
Net Income                                               $   6,322,679        1,009,223
                                                         -------------    -------------
Other comprehensive income (loss), net of tax
   Unrealized gains on securities:
      Unrealized holding gain (loss) during the period
         net of income tax                                     875,272       (2,985,556)
      Reclassification adjustment                             (292,332)          44,508
                                                         -------------    -------------
   Other comprehensive income (loss)                           582,940       (2,985,556)
                                                         -------------    -------------
   Comprehensive income (loss)                           $   6,905,619    $  (1,931,825)
                                                         =============    =============


         See accompanying notes to consolidated financial statements


                     DONEGAL GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF INCOME
                                 (UNAUDITED)


                                                        Three Months Ended September 30,
                                                              2000             1999
                                                              ----             ----
REVENUES:
   Premiums earned                                       $  58,173,509    $  53,173,772
   Premiums ceded                                           19,522,963       17,218,216
                                                         -------------    -------------
      Net premiums earned                                   38,650,546       35,955,556
   Investment income, net of investment expenses             4,034,217        3,238,862
   Realized gain (loss)                                        333,720          (82,852)
   Lease income                                                210,076          209,777
   Service charge income                                       401,944          480,891
                                                         -------------    -------------
      Total Revenues                                        43,630,503       39,802,234
                                                         -------------    -------------

EXPENSES:
   Losses and loss expenses                                 40,061,623      39,853,059
   Reinsurance recoveries                                   13,574,944      13,403,097
                                                            26,489,679      26,449,962
   Amortization of deferred policy acquisition costs         6,578,000       5,020,000
   Other underwriting expenses                               5,577,170      11,584,127
   Policy dividends                                            370,084         325,842
   Interest                                                    813,901         279,658
   Other expenses                                              284,747         352,535
                                                         -------------    -------------
      Total Expenses                                        40,110,581      44,012,124
                                                         -------------    -------------

   Income (loss) before income taxes                         3,519,922      (4,209,890)
   Income tax expense (benefit)                                917,877      (1,767,010)
                                                         -------------    -------------
   Net income (loss)                                     $   2,602,045    $ (2,442,880)
                                                         =============    =============
Earnings (loss) per common share
   Basic                                                 $        0.30    $      (0.29)
                                                         -------------    -------------
   Diluted                                               $        0.30    $      (0.29)
                                                         =============    =============


               CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (UNAUDITED)


                                                        Three Months Ended September 30,
                                                              2000             1999
                                                              ----             ----
Net income (loss)                                        $   2,602,045    $  (2,442,880)
                                                         -------------    -------------
Other comprehensive loss, net of tax
   Unrealized gains on securities:
      Unrealized holding gain (loss) during the period         868,012         (776,043)
      Reclassification adjustment                             (220,255)          54,682
                                                         -------------    -------------
Other comprehensive income (loss)                              647,757         (721,361)
                                                         -------------    -------------
Comprehensive income (loss)                              $   3,249,802    $  (3,164,241)
                                                         =============    =============

         See accompanying notes to consolidated financial statements


                     DONEGAL GROUP INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (Unaudited)

                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                --------------------------------------------

                               Common Stock
                               ------------                          Accumulated
                                                      Additional      Other Com-                                      Stock-
                                                       Paid-In        prehensive       Retained       Treasury       holders'
                           Shares       Amount         Capital           Loss          Earnings         Stock         Equity
                           ------       ------        ----------     -----------       --------       --------       --------
Balance,
  December 31, 1999      8,574,210   $  8,574,210   $  43,536,748   $ (2,073,089)   $  54,269,399   $ (891,756)   $103,414,612

Issuance of
  Common Stock             351,215        351,215       1,957,012                                                    2,308,227

Net Income                                                                              6,322,679                    6,322,679

Cash Dividends                                                                         (1,572,408)                  (1,572,408)

Other Comprehensive
   Income                                                                582,940                                       582,940

                         ---------   ------------   -------------   -------------   -------------   -----------   ------------
Balance,
September 30, 2000       8,925,425   $  8,925,425   $  45,493,760   $ (1,491,049)   $  59,019,670   $ (891,756)   $111,056,050
                         =========   ============   =============   =============   =============   ===========   ============


          See accompanying notes to consolidated financial statements.

                    DONEGAL GROUP INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)

                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                   2000               1999
                                                                   ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                 $  6,322,679       $  1,009,223
                                                              ------------       ------------
   Adjustments to reconcile net income to net cash
         provided by operating activities:
      Depreciation and amortization                                691,245            788,044
      Realized investment (gains) losses                          (442,927)            67,437
   Changes in assets and liabilities:
      Losses and loss expenses                                   9,077,353          6,339,268
      Unearned premiums                                         13,308,022          6,675,118
      Premiums receivable                                       (4,369,792)           313,413
      Deferred policy acquisitions costs                        (1,264,256)          (252,390)
      Deferred federal income taxes                                156,700           (172,251)
      Reinsurance receivable                                    (4,587,765)        (4,196,826)
      Prepaid reinsurance premiums                              (6,429,699)        (6,173,645)
      Accrued investment income                                   (492,852)           110,838
      Due from affiliate                                           138,078          2,287,196
      Reinsurance balances payable                                (155,414)          (464,588)
      Current income taxes                                         670,014         (2,063,129)
      Change in pooling participation                            3,322,031                  -
      Other, net                                                  (567,828)         2,142,862
                                                              ------------       ------------
         Net adjustments                                         9,052,910          5,401,347
                                                              ------------       ------------
      Net cash provided by operating activities                 15,375,589          6,410,570
                                                              ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed maturities
      Held to maturity                                         (11,323,932)       (10,825,788)
      Available for sale                                       (20,731,731)       (19,558,519)
   Purchase of equity securities, available for sale           (23,163,599)        (9,602,686)
   Maturity of fixed maturities
      Held to maturity                                          10,410,429         12,834,588
      Available for sale                                         6,276,600         11,950,518
   Sale of fixed maturities, available for sale                  1,490,469                  -
   Sale of equity securities, available for sale                14,318,432          7,744,072
   Purchase of property and equipment                             (194,001)          (968,852)
   Net sales of short-term investments                           4,302,093         18,962,473
                                                              ------------       ------------
      Net cash provided by (used in) investing activities      (18,615,240)        10,535,806
                                                              ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividends paid                                          (2,333,081)        (2,190,857)
   Issuance of common stock                                      2,308,227          1,842,145
   Line of credit, net                                           3,000,000        (22,500,000)
                                                              ------------       ------------
      Net cash provided by (used in) financing activities        2,975,146        (22,848,712)
                                                              ------------       ------------

Net decrease in cash                                              (264,505)        (5,902,336)
Cash at beginning of period                                      3,922,403          8,227,042
                                                              ------------       ------------
Cash at end of period                                         $  3,657,898       $  2,324,706
                                                              ============       ============

Cash paid during period - Interest                            $  2,214,867       $    975,500
Net cash paid during period - Taxes                           $  1,310,456       $    933,415


         See accompanying notes to consolidated financial statements

                     DONEGAL GROUP INC. AND SUBSIDIARIES
                                 (UNAUDITED)
             SUMMARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1 -  ORGANIZATION

     Donegal Group Inc. (the "Company") was organized as a regional insurance holding company by Donegal Mutual Insurance Company (the "Mutual Company") on August 26, 1986 and operates in the Mid-Atlantic and Southern states, through its wholly-owned stock insurance companies, Atlantic States Insurance Company ("Atlantic States"), Southern Heritage Insurance Company ("Southern Heritage"), Southern Insurance Company of Virginia ("Southern"), Delaware Atlantic Insurance Company ("Delaware") and Pioneer Insurance Company ("Pioneer") ( collectively "Insurance Subsidiaries"). The Company has three operating segments: the investment function, the personal lines of insurance and the commercial lines of insurance. Products offered in the personal lines of insurance consist primarily of homeowners and private passenger automobile policies. Products offered in the commercial lines of insurance consist primarily of commercial automobile, commercial multiple peril and workers' compensation policies. The Insurance Subsidiaries are subject to regulation by Insurance Departments in those states in which they operate and undergo periodic examinations by those departments. The Insurance Subsidiaries are also subject to competition from other insurance companies in their operating areas. Atlantic States participates in an inter-company pooling arrangement with the Mutual Company and assumed 65% of the pooled business through June 30, 2000. Effective July 1, 2000 the pooling arrangement was amended changing Atlantic States' portion of the pooled business to 70%. Southern cedes 50% of its business to the Mutual Company. At September 30, 2000, the Mutual Company held 62% of the outstanding common stock of the Company.

     The Company and Donegal Mutual were granted approval from the Federal Office of Thrift Supervision to form a savings bank. The bank, Province Bank, which opened for business September 12, 2000, is 45% owned by the Company and 55% by Donegal Mutual. The Company contributed $2.8 million for its 45% interest.

2 -  BASIS OF PRESENTATION

     The financial information for the interim periods included herein is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary to a fair presentation of the financial position, results of operations and cash flow for the interim periods included herein. The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of results of operations to be expected for the twelve months ended December 31, 2000.

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

3 -  EARNINGS PER SHARE

     THE COMPUTATION OF BASIC AND DILUTED EARNINGS PER SHARE IS AS FOLLOWS:

                                        NET       WEIGHT AVERAGE    EARNINGS
                                      INCOME    SHARES OUTSTANDING  PER SHARE
                                      ------    ------------------  ---------
Three Months Ended September 30:
2000
----
         Basic                      $ 2,602,045     $ 8,768,751       $ .30
         Effect of stock options              -               -           -
                                    ---------------------------------------
         Diluted                    $ 2,602,045     $ 8,768,751       $ .30
                                    ---------------------------------------
1999
----
         Basic                      $ 2,442,880     $ 8,347,396      $ (.29)
         Effect of stock options              -               -           -
                                    ---------------------------------------
         Diluted                    $ 2,442,880     $ 8,347,396      $ (.29)
                                    ---------------------------------------


Nine Months Ended September 30:
2000
----
        Basic                       $ 6,322,679     $ 8,674,174      $ .73
        Effect of stock options              -               -           -
                                    ---------------------------------------
        Diluted                     $ 6,322,679     $ 8,674,174      $ .73
                                    ---------------------------------------
1999
----
        Basic                       $ 1,009,223     $ 8,292,462      $ .12
        Effect of stock options              -               -           -
                                    ---------------------------------------
        Diluted                     $ 1,009,223     $ 8,292,462      $ .12
                                    ---------------------------------------

     The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because they were antidilutive and the exercise price of the options was greater than the average market prices:

                             FOR THE THREE MONTHS        FOR THE NINE MONTHS
                             ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                               2000        1999            2000        1999
                               ----        ----            ----        ----

Number of Options           1,425,281   1,011,116       1,425,281   1,011,116
                            =========   =========       =========   =========

4 -  Segment Information

     The Company evaluates the performance of the personal lines and commercial lines based upon underwriting results as determined under statutory accounting practices (SAP) which is used by management to measure performance for the total business of the Company.

     Financial data by segment is as follows:

                                          THREE MONTHS ENDED SEPTEMBER 30,
                                             2000                  1999
------------------------------------------------------------------------------
                                                 ($ in thousands)
------------------------------------------------------------------------------
Revenues:
   Premiums earned:
      Commercial lines                     $ 14,170              $ 12,069
      Personal lines                         24,481                23,886
------------------------------------------------------------------------------
         Total net premiums earned           38,651                35,955
------------------------------------------------------------------------------
      Net investment income                   4,034                 3,239
      Realized investment
         gains (losses)                         334                   (82)
      Other                                     612                   690
------------------------------------------------------------------------------
 Total revenues                            $ 43,631              $ 39,802
==============================================================================

Income (loss) before income taxes:
   Underwriting income gain (loss)
      Commercial lines                     $  1,801              $     (9)
      Personal lines                         (3,401)               (7,326)
------------------------------------------------------------------------------
         SAP underwriting loss               (1,600)               (7,335)
      GAAP adjustments                        1,238                   (90)
------------------------------------------------------------------------------
         GAAP underwriting loss                (362)               (7,425)
      Net investment income                   4,034                 3,239
      Realized investment gains (losses)        334                   (82)
      Other                                    (486)                   58
------------------------------------------------------------------------------
Income (loss) before income taxes          $  3,520              $ (4,210)
==============================================================================

                                           NINE MONTHS ENDED SEPTEMBER 30,
                                             2000                  1999
------------------------------------------------------------------------------
                                                 ($ in thousands)
------------------------------------------------------------------------------
Revenues:
   Premiums earned:
      Commercial lines                     $ 39,472              $ 35,251
      Personal lines                         70,786                72,628
------------------------------------------------------------------------------
         Total net premiums earned          110,258               107,879
------------------------------------------------------------------------------
      Net investment income                  11,710                 9,764
      Realized investment
         gains (losses)                         443                   (67)
      Other                                   1,767                 2,124
------------------------------------------------------------------------------
Total revenues                            $ 124,178             $ 119,700
==============================================================================


Income before income taxes:
   Underwriting income gain (loss)
      Commercial lines                    $   1,901             $    (214)
      Personal lines                         (6,029)               (9,495)
------------------------------------------------------------------------------
         SAP underwriting loss               (4,128)               (9,709)
      GAAP adjustments                        1,915                    87
------------------------------------------------------------------------------
         GAAP underwriting loss              (2,213)               (9,622)
      Net investment income                  11,710                 9,764
      Realized investment gain (losses)         443                   (67)
      Other                                  (1,481)                  (63)
------------------------------------------------------------------------------
Income before income taxes                $   8,459             $      12
==============================================================================

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


     Activity in the restructuring accrual is as follows:

                           EMPLOYEE
                          TERMINATION                   CONTRACT
                           BENEFITS      OCCUPANCY    CANCELLATIONS   TOTALS
-------------------------------------------------------------------------------
BALANCE AT 12/31/99      $  368,000     $  441,000    $  73,000    $  882,000
CASH PAYMENTS              (337,000)    $ (112,000)     (73,000)     (522,000)
-------------------------------------------------------------------------------
BALANCE AT 9/30/00       $   31,000     $  329,000    $       -    $  360,000
===============================================================================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------

         Results of Operations - Three Months Ended September 30, 2000 to Three Months Ended September 30, 1999
         ----------------------------------------

     Revenues for the three months ended September 30, 2000 were $43,630,503 an increase of $3,828,269 or 9.6%, over the same period of 1999. An increase in premiums earned of $2,694,990, or 7.5% and an increase in investment income of $795,355, or 24.6% represented most of this change. Premiums earned were affected by an increase from 65% to 70% in Atlantic States Insurance Company's share of the pooled business of itself and Donegal Mutual Insurance Company which was effective July 1, 2000. This change accounted for $1,381,083, or 3.8 percentage points of the earned premium increase with the remaining increase coming from normal growth. An increase in the annualized average return on investments from 5.4% in the third quarter of 1999 to 5.9% in the third quarter of 2000 and an increase in average invested assets from $239.0 million in the third quarter of 1999 to $272.4 million in the third quarter of 2000, accounted for most of the investment income change. A change in realized gains and losses from a loss of $82,852 in the third quarter of 1999 to a gain of $333,720 in the third quarter of 2000 accounted for most of the remaining change in revenues. The realized gains (losses) in the third quarter of both 2000 and 1999 resulted from the normal turnover of the Company's portfolio.

     The GAAP combined ratio of insurance operations in the third quarter of 2000 was 100.9% compared to 120.6% for the same period in 1999. The GAAP combined ratio is the sum of the ratios of incurred losses and loss adjusting expenses to premiums earned (loss ratio), policyholders' dividends to premiums earned (dividend ratio), and underwriting expenses to premiums earned (expense ratio). The Company's loss ratio in the third quarter of 2000 was 68.5% compared to 73.5% for the same period of 1999. The expense ratio for the third quarter of 2000 improved to 31.4% compared to 46.2% for the third quarter of 1999. The improvement in the expense ratio resulted primarily from the Company's restructuring plan that was implemented at the end of the third quarter in 1999. Expenses in the third quarter of 1999 included a charge of $2.2 million for the restructuring. The dividend ratio remained virtually unchanged at 1.0% for the third quarter of 2000 compared to 0.9% for the same period of 1999.

     Federal income taxes for the three months ended September 30, 2000 represented 26.1% of the income before income taxes compared to a tax benefit 42.0% for the same period of 1999 as a result of the Company's restructuring. The effective tax rate for the third quarter of 2000 varies from the expected rate of 34% primarily due to the effect of tax exempt investment income.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2000
TO NINE MONTHS ENDED SEPTEMBER 30, 1999
---------------------------------------

     Revenues for the nine months ended September 30, 2000 were $124,177,637 an increase of $4,477,426 or 3.7%, over the same period of 1999. An increase in premiums earned of $2,378,946, or 2.2% and an increase in investment income of $1,946,116, or 19.9% represented most of this change. Premiums earned were affected by an increase from 65% to 70% in Atlantic States Insurance Company's share of the pooled business of itself and Donegal Mutual Insurance Company which was effective July 1, 2000. This change accounted for $1,381,083, or 1.3 percentage points of the earned premium increase with the remaining increase coming from normal growth which was somewhat offset by a $5,614,161 decrease in earned premiums of Southern Heritage Insurance Company resulting from the reunderwriting of its book of business. An increase in the annualized average return on investments from 5.2% for the first nine months of 1999 to 5.8% for the first nine months of 2000 and an increase in average invested assets from $247.4 million in the first three quarters of 1999 to $269.6 million in the first three quarters of 2000, accounted for most of the investment income change. A change in realized gains and losses from a loss of $67,437 in the nine months ended September 30, 1999 to a gain of $442,927 in the nine months ended September 30, 2000 accounted for most of the remaining change in revenues. The realized gains (losses) in the nine-month periods ended September 30, 2000 and 1999 resulted from the normal turnover of the Company's portfolio.

     The GAAP combined ratio of insurance operations in the nine months ended September 30, 2000 was 102.0% compared to 108.9% for the same period in 1999. The GAAP combined ratio is the sum of the ratios of incurred losses and loss adjusting expenses to premiums earned (loss ratio), policyholders' dividends to premiums earned (dividend ratio), and underwriting expenses to premiums earned (expense ratio). The Company's loss ratio in the first nine months of 2000 was 69.5% compared to 69.6% for the same period of 1999. An improvement in the expense ratio for the first nine months of 2000 to 31.6% compared to 38.4% for the same period of 1999 resulted primarily from the Company's restructuring plan that was implemented at the end of the third quarter in 1999. Expenses for the first nine months of 1999 included a charge of $2.2 million for the restructuring. The dividend ratio remained unchanged at 0.9% for the first nine months of both 1999 and 2000.

     Federal income taxes for the nine months ended September 30, 2000 represented 25.3% of income before income taxes. This rate varies from the expected rate of 34% primarily due to the effect of tax exempt investment income. For the first nine months of 1999, the Company recorded a Federal income tax benefit of $997,372, which resulted from a carryback of a taxable loss resulting primarily from the deduction of tax-free interest from its operating income.

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

     As of September 30, 2000, pursuant to a credit agreement dated December 29, 1995, with Fleet National Bank of Connecticut, (the "Bank") the Company had unsecured borrowings of $40.0 million. Per the terms of the credit agreement, the Company may borrow up to $40 million at interest rates equal to the bank's then current prime rate or the then current London interbank eurodollar rate plus 1.70%. At September 30, 2000, the interest rates on the outstanding balances were 8.43125% on an outstanding eurodollar rate balance of $22.0 million and 8.48% on an outstanding eurodollar rate balance of $15.0 million and 9.5% on a prime rate balance of $3.0 million. In addition, the Company will pay a non-use fee at a rate of 3/10 of 1% per annum on the average daily unused portion of the Bank's commitment. On each July 27, commencing July 27, 2001, the credit line will be reduced by $8 million. Any outstanding loan in excess of the remaining credit line, after such reduction, will then be payable.

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

                        PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.
------   -----------------

         None.

ITEM 2.  CHANGES IN SECURITIES.
------   ---------------------

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
------   -------------------------------

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

             The Company has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 1999 to September 30, 2000. In addition, the Company has maintained approximately the same investment mix during this period.

             There have been no material changes to the Company's quantitative or qualitative market risk exposure from December 31, 1999 through September 30, 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------  ---------------------------------------------------

        None.

ITEM 5. OTHER INFORMATION.
------  -----------------

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
------  --------------------------------

        (a)   EX-27 Financial Data Schedule
        (b)   Reports on 8-K:
              none

                                    SIGNATURES
                                    ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   DONEGAL GROUP INC.


NOVEMBER 10, 2000                  BY:____________________________________
                                      DONALD H. NIKOLAUS, PRESIDENT
                                      AND CHIEF EXECUTIVE OFFICER


NOVEMBER 10, 2000                  BY:____________________________________
                                      RALPH G. SPONTAK, SENIOR VICE PRESIDENT,
                                      CHIEF FINANCIAL OFFICER AND SECRETARY