Form 10-K
period 2000-12-31
DONEGAL GROUP INC
filed 2001-03-29
CIK 800457

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number 0-15341

                               DONEGAL GROUP INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                               23-2424711
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

1195 River Road, Marietta, Pennsylvania                                  17547
(Address of principal executive offices)                              (Zip code)


Registrant's telephone number, including area code: (717) 426-1931

Securities registered pursuant to Section 12(b) of the Act: None.

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $1.00 par value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On March 15, 2001, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the Registrant was $33,698,644.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 8,902,015 shares of Common Stock outstanding on March 15, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE:

i. Portions of the Registrant's annual report to stockholders for the fiscal year ended December 31, 2000 are incorporated by reference into Parts I, II and IV of this report.

ii. Portions of the Registrant's proxy statement relating to the annual meeting of stockholders to be held April 19, 2001 are incorporated by reference into Part III of this report.

                               DONEGAL GROUP INC.

                            INDEX TO FORM 10-K REPORT

                                                                                             Page

PART I.........................................................................................1

  Item 1.   Business...........................................................................1
  Item 2.   Properties........................................................................23
  Item 3.   Legal Proceedings.................................................................24
  Item 4.   Submission of Matters to a Vote of Security Holders...............................24
            Executive Officers of the Company.................................................24

PART II.......................................................................................25

  Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters.........25
  Item 6.   Selected Financial Data...........................................................25
  Item 7.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................................25
  Item 8.   Financial Statements and Supplementary Data.......................................25
  Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................................25

PART III......................................................................................26

  Item 10.  Directors and Executive Officers of the Registrant................................26
  Item 11.  Executive Compensation............................................................26
  Item 12.  Security Ownership of Certain Beneficial Owners and Management....................26
  Item 13.  Certain Relationships and Related Transactions....................................26

PART IV.......................................................................................27

  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...................27

                                     PART I

Item 1.  Business.

     (a)  General Development of Business.

     Donegal Group Inc. is an insurance holding company formed in August 1986, which is headquartered in Pennsylvania and engages, through its subsidiaries, in the property and casualty insurance business in 15 mid-Atlantic and southeastern states. As used herein, "DGI" or the "Company" refers to Donegal Group Inc. and its insurance subsidiaries, Atlantic States Insurance Company ("Atlantic States"), Southern Insurance Company of Virginia ("Southern"), Delaware Atlantic Insurance Company ("Delaware Atlantic"), Pioneer Insurance Company ("Pioneer Ohio"), Southern Heritage Insurance Company ("Southern Heritage") and Pioneer Insurance Company ("Pioneer New York"). DGI is currently 62.2% owned by Donegal Mutual Insurance Company (the "Mutual Company"). DGI and its subsidiaries and the Mutual Company underwrite a broad line of personal and commercial coverages, consisting of private passenger and commercial automobile, homeowners, commercial multi-peril, workers' compensation and other lines of insurance.

     The Company's strategy is to seek growth both internally and through acquisitions. Since the formation of the Company and Atlantic States in 1986, the Company has completed the following acquisitions:

                                                                              Net Premiums
                                                             Net Premiums     Written Year
                                                             Written Year         Ended
                                                  Year         Prior to       December 31,
Company Acquired                                Acquired     Acquisition          2000
----------------                                --------     -----------      ------------
Southern Insurance Company of Virginia            1988       $ 1,128,843       $14,814,884
Delaware Atlantic Insurance Company               1995         2,824,398         6,179,670
Pioneer Insurance Company (Ohio)                  1997         4,499,273         4,697,082
Southern Heritage Insurance Company               1998        32,002,540        15,879,768
Pioneer Insurance Company (New York)              2001         1,917,723         1,917,723

     The Company evaluates other acquisition candidates on a continuing basis. However, there can be no assurance as to whether or when the Company will effect any additional acquisitions.

     Atlantic States, which DGI organized in September 1986, participates in an underwriting pool whereby it cedes to the Mutual Company the premiums, losses and loss expenses from all of its insurance business and assumes from the Mutual Company a specified portion of the pooled business, which also includes substantially all of the Mutual

Company's property and casualty insurance business. Effective as of October 1, 1986, DGI entered into a pooling agreement with the Mutual Company whereby Atlantic States assumed 35% of the pooled business written or in force on or after October 1, 1986, with the Mutual Company remaining solely responsible for any losses in the pooled business with dates of loss on or before the close of business on September 30, 1986. Pursuant to amendments to the pooling agreement subsequent to October 1, 1986, the Mutual Company has increased the percentage of retrocessions of the pooled business to Atlantic States, and, since July 1, 2000, 70% of the pooled business has been retroceded to Atlantic States. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 hereof and Note 3 to the Consolidated Financial Statements incorporated by reference herein.

     On December 29, 1988, DGI acquired all of the outstanding capital stock of Southern in exchange for a $3,000,000 equity contribution to Southern. Since January 1, 1991, Southern has ceded to the Mutual Company 50% of its direct premiums written and 50% has been retained by Southern. Because the Mutual Company places substantially all of the business assumed from Southern in the pool, in which DGI has a 70% allocation, DGI's results of operations include approximately 85% of the business written by Southern. See Note 3 to the Consolidated Financial Statements incorporated by reference herein.

     As of December 31, 1995, the Company acquired all of the outstanding capital stock of Delaware Atlantic pursuant to a Stock Purchase Agreement dated as of December 21, 1995 between the Company and the Mutual Company.

     As of March 31, 1997, the Company acquired all of the outstanding capital stock of Pioneer Ohio pursuant to a Stock Purchase Agreement dated as of April 7, 1997 between the Company and the Mutual Company.

     On November 17, 1998, DGI purchased all of the outstanding capital stock of Southern Heritage, a Georgia-domiciled property and casualty insurance company, from Southern Heritage Limited Partnership for a purchase price, as finally settled, of $18,824,950 in cash.

     As of January 1, 2001, DGI purchased all of the outstanding capital stock of Pioneer New York from the Mutual Company pursuant to a Stock Purchase Agreement dated as of July 20, 2000.

     The Mutual Company is currently a party to retrocessional reinsurance contracts with each of the Company's subsidiaries, Southern, Delaware Atlantic, Pioneer Ohio, Southern Heritage and Pioneer New York, whereby the Mutual Company reinsures each such subsidiary in respect of 100% of the net liability that may accrue to such subsidiary from its insurance operations and retrocedes 100% of the net liability back to such subsidiary, with the exception of Pioneer New York, as to which it retrocedes, effective January 1, 2000, 90% of the net liability, and each such subsidiary assumes the retroceded liability.

     DGI and the Mutual Company jointly own Donegal Financial Services Corporation ("Donegal Financial"), the holding company for Province Bank FSB ("Province Bank"), a federal savings bank headquartered in Marietta, Pennsylvania, the deposits of which are insured by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation. In connection with the initial capitalization of Province Bank, which opened for business in September 2000, the Mutual Company purchased 55%, for $3,575,000, and the Company purchased 45%, for $2,925,000, of the capital stock of Donegal Financial. The Company provided additional cash, in the amount of $117,000, to Donegal Financial subsequent to September 2000.

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

     (c)  Narrative Description of Business.

Relationship with the Mutual Company

     DGI's insurance operations are interrelated with the insurance operations of the Mutual Company and, because of the percentage of the pooled business assumed by DGI, DGI's results of operations are dependent to a material extent upon the success of the Mutual Company. In addition, various reinsurance agreements exist between the Company's insurance subsidiaries and the Mutual Company. The Mutual Company is responsible for underwriting and marketing the pooled business and provides facilities, employees and services required to conduct the business of DGI on a cost-allocated basis. The Mutual Company owned 62.2% of DGI as of March 15, 2001.

     Through the pool and through its insurance subsidiaries, DGI writes personal and commercial property and casualty insurance lines, including automobile, homeowners, commercial multi-peril, workers' compensation and other lines of business.

     The Mutual Company provides all personnel for the Company and certain of its insurance subsidiaries, including Atlantic States, Delaware Atlantic, Southern and Pioneer Ohio. Expenses are allocated to the Company, Delaware Atlantic, Southern and Pioneer Ohio according to a time allocation and estimated usage agreement, and to Atlantic States in relation to the relative participation of the Mutual Company and Atlantic States in the pooling agreement described herein. Expenses allocated to the Company under such agreement were $26,677,399 in 2000.

     The Mutual Company leases office equipment and automobiles from the Company, under a lease dated January 1, 2000. The Mutual Company made lease payments to the Company of $836,997 in 2000.

     Under the terms of the intercompany pooling agreement, Atlantic States cedes to the Mutual Company the premiums, losses and loss expenses on all of its insurance business. Substantially all of the Mutual Company's property and casualty insurance business written or in force on or after October 1, 1986 is included in the pooled business, with the Mutual Company remaining solely responsible for any losses in the pooled business with dates of loss on or before the close of business on September 30, 1986. Pursuant to amendments to the pooling agreement subsequent to October 1, 1986, the Mutual Company has increased the percentage of retrocessions of the pooled business to Atlantic States, and, as most recently amended, effective as of July 1, 2000, 70% of the pooled business has been retroceded to Atlantic States. All premiums, losses, loss expenses and other underwriting expenses are prorated among the parties on the basis of their participation in the pool. The pooling agreement may be amended or terminated at the end of any calendar year by agreement of the parties. The allocations of pool participation percentages between the Mutual Company and Atlantic States are based on the pool participants' relative amounts of capital and surplus, expectations of future relative amounts of capital and surplus and the ability of the Company to raise capital for Atlantic States. The Company does not currently anticipate a further increase in Atlantic States' percentage of participation in the pool, nor does the Company intend to terminate the participation of Atlantic States in the pooling agreement.

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

     In addition to the underwriting pool, through the retrocessional reinsurance agreements with each of the Company's subsidiaries, Southern, Delaware Atlantic, Pioneer Ohio, Southern Heritage and Pioneer New York, the Mutual Company reinsures each such subsidiary in respect of 100% of the net liability that may accrue to such subsidiary from its insurance operations and retrocedes 100% of the net liability back to such subsidiary, with the exception of Pioneer New York, as to which it retrocedes, effective January 1, 2000, 90% of the net liability, and each such subsidiary assumes the retroceded liability.

     DGI and the Mutual Company jointly own Donegal Financial, the holding company for Province Bank, a federal savings bank headquartered in Pennsylvania, the deposits of which are insured by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation. In connection with the initial capitalization of Province Bank, which opened for business in September 2000, the Mutual Company purchased 55%, for $3,575,000, and the Company purchased 45%, for $2,925,000, of the capital stock of Donegal Financial. The Company provided additional cash, in the amount of $117,000, to Donegal Financial subsequent to September 2000.

     The Mutual Company and Province Bank are parties to a lease dated September 1, 2000 whereby Province Bank leases from the Mutual Company 3,600 square feet of a building located in Marietta, Pennsylvania for an annual rent based on an independent appraisal. The Mutual Company and Province Bank are also parties to an Administrative Services Agreement dated September 1, 2000 whereby the Mutual Company is obligated to provide various human resource services, principally payroll and employee benefits administration, administrative support, facility and equipment maintenance services and purchasing, to Province Bank, subject to the overall limitation that the costs to be charged by the Mutual Company may not exceed the costs of independent vendors for similar services and further subject to annual maximum cost limitations specified in the Administrative Services Agreement.

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

Property and Casualty Insurance Products and Services

     The following table indicates the percentage of DGI's net premiums written represented by commercial lines and by personal lines for the years ended December 31, 2000, 1999 and 1998:

                                                     Year Ended December 31,
                                                    --------------------------
                                                    2000       1999       1999
                                                    ----       ----       ----
Net Premiums Written:
  Commercial..................................      37.6%      35.6%      38.2%
  Personal....................................      62.4%      64.4%      61.8%

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

     The following table sets forth the combined ratios of DGI, prepared in accordance with generally accepted accounting principles and statutory accounting principles prescribed or permitted by state insurance authorities. The combined ratio is a traditional measure of underwriting profitability. When the combined ratio is under 100%, underwriting results are generally considered profitable. Conversely, when the combined ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. DGI's operating income depends on income from both underwriting operations and investments. DGI's combined ratio for 1999 was adversely impacted by restructuring charges of approximately $2.2 million.

                                                     Year Ended December 31,
                                                 -------------------------------
                                                  2000        1999        1998
                                                 ------      ------      ------
GAAP combined ratio ........................      101.5%      106.5%       99.8%
                                                 ------      ------      ------
Statutory operating ratios:
  Loss ratio ...............................       69.1        68.8        64.0
  Expense ratio ............................       30.5        37.1        35.4
  Dividend ratio ...........................        0.9         0.9         1.4
                                                 ------      ------      ------
Statutory combined ratio ...................      100.5%      106.8%      100.8%
                                                 ======      ======      ======
Industry statutory combined ratio(1) .......      110.5%      107.5%      105.6%
                                                 ======      ======      ======

----------
(1)  Source: A.M. Best Co.

     DGI is required to participate in involuntary insurance programs for automobile insurance, as well as other property and casualty insurance lines, in states in which DGI operates. These programs include joint underwriting associations, assigned risk plans, fair access to insurance requirements (FAIR) plans, reinsurance facilities and windstorm plans. Legislation establishing these programs requires all companies that write lines covered by these programs to provide coverage (either directly or through reinsurance) for insureds who cannot obtain insurance in the voluntary market. The legislation creating these programs usually allocates a pro rata portion of risks attributable to such insureds to each company on the basis of direct premiums written or the number of automobiles insured. Generally, state law requires participation in such programs as a condition to doing business. The loss ratio on insurance written under involuntary programs has traditionally been greater than the loss ratio on insurance in the voluntary market. During 1998, 1999 and 2000, the Company received assessments totaling $1.3 million, $726,000 and $813,000, respectively, from the Pennsylvania Insurance Guaranty Association relating to the insolvency of two medical malpractice insurers.

     The following table sets forth the net premiums written and combined ratios by line of insurance for the business of DGI, prepared in accordance with statutory accounting practices prescribed or permitted by state insurance authorities, for the periods indicated.

                                                Year Ended December 31,
                                         --------------------------------------
                                            2000          1999          1998
                                         ----------    ----------    ----------
                                                 (dollars in thousands)
Net Premiums Written:
Commercial:
  Automobile .........................   $   15,112    $   12,608    $   11,120
  Workers' compensation ..............       21,174        17,519        15,446
  Commercial multi-peril .............       21,668        18,872        17,046
  Other ..............................        1,597         1,433         1,473
                                         ----------    ----------    ----------
    Total commercial .................       59,551        50,432        45,085
                                         ----------    ----------    ----------

Personal:
  Automobile .........................       64,288        60,716        46,609
  Homeowners .........................       28,823        25,573        21,737
  Other ..............................        5,542         5,135         4,724
                                         ----------    ----------    ----------
    Total personal ...................       98,653        91,424        73,070
                                         ----------    ----------    ----------
Total business .......................   $  158,204    $  141,856    $  118,155
                                         ==========    ==========    ==========

                                                    Year Ended December 31,
                                             ----------------------------------
                                              2000          1999          1998
                                             ------        ------        ------
                                                 (dollars in thousands)
Statutory Combined Ratios:
Commercial:
  Automobile .........................         99.9%        113.8%        118.2%
  Workers' compensation ..............         91.9          96.7          80.4
  Commercial multi-peril .............        102.3          95.7          85.6
  Other ..............................         39.0          80.6          71.1
                                             ------        ------        ------
    Total commercial .................         96.2         100.0          91.3
                                             ------        ------        ------

Personal:
  Automobile .........................         99.5         106.8         104.2
  Homeowners .........................        110.9         123.9         115.7
  Other ..............................        104.1          87.1          91.2
                                             ------        ------        ------
    Total personal ...................        103.1         110.6         106.7
                                             ------        ------        ------

Total business .......................        100.5%        106.8%        100.8%
                                             ======        ======        ======

Property and Casualty Underwriting

     The underwriting department is responsible for the establishment of underwriting and risk selection guidelines and criteria for the various insurance products written by DGI. The underwriting department, in conjunction with the marketing representatives, works closely with DGI's independent insurance agents to insure a comprehensive knowledge on the part of the agents of DGI's underwriting requirements and risk selection process.

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

     The establishment of appropriate liabilities is an inherently uncertain process, and there can be no assurance that the ultimate liability will not exceed DGI's loss and loss expense reserves and have an adverse effect on DGI's results of operations and financial condition. As is the case for virtually all property and casualty insurance companies, DGI has found it necessary in the past to revise estimated future liabilities for losses and loss expenses and further adjustments could be required in the future. However, on the basis of DGI's internal procedures, which analyze, among other things, DGI's experience with similar cases and historical trends such as reserving patterns, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes, management of DGI believes that adequate provision has been made for DGI's liability for losses and loss expenses.

     Differences between liabilities reported in DGI's financial statements prepared on the basis of generally accepted accounting principles ("GAAP") and financial statements prepared on a statutory accounting basis result from reducing statutory liabilities for anticipated salvage and subrogation recoveries. These differences amounted to $8,042,860, $7,736,942 and $7,963,559 at December 31, 2000, 1999 and 1998, respectively.

     The following tables set forth a reconciliation of the beginning and ending net liability for unpaid losses and loss expenses for the periods indicated on a GAAP basis for the Company.

                                                        Year Ended December 31,
                                                    -------------------------------
                                                      2000       1999        1998
                                                    --------   --------    --------
                                                             (in thousands)
Net liability for unpaid losses and loss expenses
  at beginning of year ..........................   $ 97,494   $ 93,863    $ 77,474
Net liabilities of acquired company .............         --         --      14,967
                                                    --------   --------    --------
Net beginning balance as adjusted ...............     97,494     93,863      92,441
Provision for net losses and loss expenses for
  claims incurred in the current year ...........    102,222     99,659      75,463
Decrease in provision for estimated net losses
  and loss expenses for claims incurred in
  prior years ...................................        920       (454)     (2,296)
                                                    --------   --------    --------

Total incurred ..................................    103,142     99,205      73,167
Net losses and loss payments for claims
  incurred during:
The current year ................................     60,865     58,906      44,389
Prior years .....................................     38,477     36,668      27,356
                                                    --------   --------    --------

Total paid ......................................     99,342     95,574      71,745

Net liability for unpaid losses and loss expenses
  at end of year ................................   $101,294   $ 97,494    $ 93,863
                                                    ========   ========    ========

     The following table sets forth the development of the liability for net unpaid losses and loss expenses for DGI on a GAAP basis from 1990 to 2000, with supplemental loss data for 2000 and 1999.

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

     The "Liability reestimated as of" portion of the table shows the reestimated amount of the previously recorded liability based on experience for each succeeding year. The estimate is increased or decreased as payments are made and more information becomes known about the severity of the remaining unpaid claims. For example, the 1991 liability has developed an excess after nine years, in that reestimated net losses and loss expenses are expected to be $4.7 million less than the estimated liability initially established in 1991 of $36.2 million.

     The "Cumulative excess" shows the cumulative excess at December 31, 2000 of the liability estimate shown on the top line of the corresponding column. An excess in liability means that the liability established in prior years exceeded actual net losses and loss expenses or were reevaluated at less than the original amount. A deficiency in liability would mean that the liability established in prior years was less than actual net losses and loss expenses or were reevaluated at more than the original amount.

     The "Cumulative amount of liability paid through" portion of the table shows the cumulative net losses and loss expense payments made in succeeding years for net losses incurred prior to the balance sheet date. For example, the 1991 column indicates that as of December 31, 2000 payments equal to $31.6 million of the currently reestimated ultimate liability for net losses and loss expenses of $31.5 million had been made.

                                                                  Year Ended December 31
                      --------------------------------------------------------------------------------------------------------------
                        1990      1991      1992       1993       1994       1995      1996     1997      1998      1999      2000
                      -------   -------   -------   --------   --------   --------   -------   -------   -------   -------  --------
                                                                      (in thousands)
Net liability at end
 of year for unpaid
 losses and loss
 expenses ........... $31,898   $36,194   $44,339   $ 52,790   $ 63,317   $ 71,155   $75,428   $77,474   $93,863   $97,494  $101,294

Net liability
 reestimated as of:
  One year later ....  32,923    37,514    45,408     50,583     60,227     68,348    74,044    75,178    93,409    98,397
  Two years later ...  33,550    37,765    42,752     48,132     56,656     66,520    70,545    74,269    93,195
  Three years later .  32,803    35,446    40,693     44,956     54,571     63,187    68,788    72,492
  Four years later ..  31,004    33,931    38,375     42,157     51,825     60,457    66,351
  Five years later ..  30,041    32,907    37,096     41,050     50,493     59,109
  Six years later ...  29,595    32,234    36,682     40,572     49,593
  Seven years later .  29,417    31,976    36,730     39,991
  Eight years later .  29,175    31,685    36,437
  Nine years later ..  29,058    31,543
  Ten years later ...  29,000
Cumulative (excess)
 deficiency ......... $(2,898)  $(4,651)  $(7,902)  $(12,799)  $(13,724)  $(12,046)  $(9,077)  $(4,982)  $  (668)  $   903
                      =======   =======   =======   ========   ========   ========   =======   =======   =======   =======

Cumulative amount
 of liability paid
 through:
  One year later .... $13,003   $13,519   $16,579   $ 16,126   $ 19,401   $ 23,479   $26,477   $27,356   $36,668   $38,477
  Two years later ...  19,795    20,942    24,546     25,393     30,354     37,078    40,384    46,143    56,387
  Three years later .  24,178    25,308    29,385     32,079     38,684     45,796    52,071    57,719
  Four years later ..  26,413    27,826    32,925     36,726     43,655     51,771    58,205
  Five years later ..  27,439    29,605    34,757     39,122     46,331     55,137
  Six years later ...  28,157    30,719    35,739     40,440     47,802
  Seven years later .  28,627    31,173    36,518     40,903
  Eight years later .  28,841    31,412    36,809
  Nine years later ..  28,948    31,585
  Ten years later ...  29,046

                                                                          Year Ended December 31
                                             -------------------------------------------------------------------------------------
                                               1993     1994       1995       1996        1997        1998       1999       2000
                                             -------   -------    -------   --------    --------    --------   --------   --------
                                                                               (in thousands)
Gross liability at end of year.........      $70,093   $88,484    $98,894   $114,622    $118,112    $141,409   $149,979   $163,899
Reinsurance recoverable................       17,303    25,167     27,739     39,194      40,638      47,546     52,485     62,605
Net liability at end of year...........       52,790    63,317     71,155     75,428      77,474      93,863     97,494    101,294
Gross reestimated liability - latest...       55,642    72,804     83,726    105,075     113,230     136,780    155,356
Reestimated recoverable - latest.......       15,651    23,211     24,617     38,724      40,738      43,585     56,959
Net reestimated liability - latest.....       39,991    49,593     59,109     66,351      72,492      93,195     98,397
Gross cumulative deficiency (excess)...      (14,451)  (15,680)   (15,168)    (9,547)     (4,882)     (4,629)     5,377

Reinsurance

     DGI and the Mutual Company use several different reinsurers, all of which have a Best rating of A- or better or, with respect to foreign reinsurers, have a financial condition which, in the opinion of management, is equivalent to a company with at least an A- rating.

     The external reinsurance purchased by DGI and the Mutual Company includes "excess treaty reinsurance," under which losses are automatically reinsured over a set retention ($250,000 for 2000), and "catastrophic reinsurance," under which the reinsured recovers 95% of an accumulation of many losses resulting from a single event, including natural disasters (for 2000, $3,000,000 retention). DGI's principal reinsurance agreement in 2000, other than that with the Mutual Company, was an excess of loss treaty in which the reinsurers were Dorinco Reinsurance Company and Swiss Re America. Reinsurance is also purchased on an individual policy basis to reinsure losses that may occur from large risks, specific risk types or specific locations. The amount of coverage provided under each of these types of reinsurance depends upon the amount, nature, size and location of the risk being reinsured. For property insurance, excess of loss treaties provide for coverage up to $1,000,000. For liability insurance, excess of loss treaties provide for coverage up to $30,000,000. Property catastrophe contracts provide coverage up to $80,000,000 resulting from one event. On both property and casualty insurance, DGI and the Mutual Company purchase facultative reinsurance to cover exposures from losses that exceed the limits provided by their respective treaty reinsurance. Atlantic States cedes to the Mutual Company all of its insurance business and assumes from the Mutual Company 70% (65% prior to July 1, 2000) of the Mutual Company's total pooled insurance business, including that assumed from Atlantic States and substantially all of the business assumed and retained by the Mutual Company from Southern and Delaware Atlantic. Atlantic States, Southern, Delaware Atlantic, Pioneer Ohio, Southern Heritage and Pioneer New York each have a catastrophe reinsurance agreement with the Mutual Company which limits the maximum liability under any one catastrophic occurrence to $400,000, $300,000, $300,000, $200,000, $400,000 and $400,000
respectively, and $1,000,000 for a catastrophe involving more than one of the companies. The Mutual Company and Delaware Atlantic have an excess of loss reinsurance agreement in which the Mutual Company assumes up to $200,000 of losses in excess of $50,000. The Mutual Company and Pioneer Ohio have an excess of loss reinsurance agreement in which the Mutual Company assumes up to $200,000 of losses in excess of $50,000. The Mutual Company and Southern have an excess of loss reinsurance agreement in which the Mutual Company assumes up to $25,000 of losses in excess of $100,000 and a quota share agreement whereby Southern cedes 50% of its direct business less certain reinsurance to the Mutual Company. Effective January 1, 2001, the Mutual Company and Pioneer New York have an aggregate excess of loss reinsurance agreement whereby the Company reinsures Pioneer New York against any loss, adjusted on a quarterly basis recalculated at the end of each calendar quarter, from: (a) any adverse development in Pioneer New York's loss reserve and loss adjustment expense reserve at December 31, 2002 compared to the amount of such reserves at December 31, 2000 in respect of all policy years ending on or before

December 31, 2000 and (b) all losses and loss adjustment expenses incurred by Pioneer New York during the years ending December 31, 2001 and December 31, 2002 by reason of the fact that Pioneer New York's loss and loss adjustment expense ratios for those periods exceeds 60%. Southern, Delaware Atlantic, Pioneer New York, Pioneer Ohio and Southern Heritage each have retrocessional reinsurance agreements with the Mutual Company, under which they cede, and then assume back, 100% of their business net of other reinsurance, except for Pioneer New York, which assumes back 90% of its business.

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

Investments

     DGI's return on invested assets is an important element of its financial results. Currently, the investment objective is to maintain a widely diversified fixed maturities portfolio structured to maximize after-tax investment income while minimizing credit risk through investments in high quality instruments. At December 31, 2000, all debt securities were rated investment grade with the exception of one unrated obligation of $240,000, and the investment portfolio did not contain any mortgage loans or any non-performing assets.

     The following table shows the composition of the debt securities investment portfolio (at carrying value), excluding short-term investments, by rating as of December 31, 2000:

                                                                   December 31, 2000
                                                             ----------------------------
Rating(1)                                                     Amount              Percent
---------                                                    --------             -------
                                                                 (dollars in thousands)
U.S. Treasury and U.S. agency
   securities(2)................................             $122,597               48.7%

Aaa or AAA......................................               56,278               22.3
Aa or AA........................................               39,365               15.6
A ..............................................               33,184               13.2
BBB ............................................                  350                0.1
Not rated(3) ...................................                  240                0.1
                                                             --------             ------
     Total......................................             $252,014                100%
                                                             ========             ======

----------

(1) Ratings assigned by Moody's Investors Services, Inc. or Standard & Poor's Corporation.

(2)  Includes mortgage-backed securities of $18.8 million.

(3) Represents one unrated obligation of The Lancaster County Hospital Authority Mennonite Home Project which management of DGI believes to be equivalent to investment grade securities with respect to repayment risk.

     DGI invests in both taxable and tax-exempt securities as part of its strategy to maximize after-tax income. Such strategy considers, among other factors, the alternative minimum tax. Tax-exempt securities made up approximately 33.7%, 37.3%, and 34.1% of the total investment portfolio at December 31, 2000, 1999 and 1998, respectively.

     The following table shows the classification of the investments (at carrying value) of DGI and its subsidiaries at December 31, 2000, 1999 and 1998.

                                                                         December 31,
                                        --------------------------------------------------------------------------------
                                                 2000                          1999                         1998
                                        ----------------------         ---------------------       ---------------------
                                                        Percent                      Percent                     Percent
                                                          of                           of                          of
                                           Amount        Total         Amount         Total        Amount         Total
                                           ------       -------        ------        -------       ------        -------
                                                                      (dollars in thousands)
Fixed maturities(1):
 Held to maturity:
 U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies...................             $37,072     13.1%          $36,861       14.1%          $32,891       12.9%
Canadian government
 obligation.....................                 499      0.2               498        0.2                --         --
Obligations of states and
 political subdivisions.........              66,831     23.6            67,824       25.9            66,941       26.2
Corporate securities............              21,320      7.5            15,819        6.1             9,131        3.6
Mortgage-backed
 securities.....................              14,301      5.1            15,172        5.8            18,221        7.1
                                            --------    -----          --------      -----          --------     ------
Total held to
 maturity.......................             140,023     49.5           136,174       52.1           127,184       49.8
                                             -------     ----           -------       ----           -------    -------
Available for sale:
 U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies...................              66,687     23.6            61,205       23.4            55,439       21.8
Obligations of states and
 political subdivisions.........              18,057      6.4            20,223        7.7            19,957        7.8
Corporate securities............              22,710      8.0            15,053        5.8            10,787        4.2
Mortgage-backed
 securities.....................               4,537      1.6             3,563        1.4             4,342        1.7
                                          ----------    -----         ---------      -----           -------     ------
  Total available
  for sale......................             111,991     39.6           100,044       38.3            90,525       35.5
                                            --------     ----           -------       ----            ------   --------
  Total fixed
  maturities....................             252,014     89.1           236,218       90.4           217,709       85.3
  Equity securities(2)..........              12,053      4.3             9,229        3.5             6,764        2.7
  Short-term
  investments(3)................              18,584      6.6            15,995        6.1            30,522       12.0
                                           ---------   ------         ---------    -------          --------    -------
  Total investments.............            $282,651    100.0%         $261,442      100.0%         $254,995      100.0%
                                            ========    ======         ========      ======         ========      ======

(1) The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting For Certain Investments in Debt and Equity Securities." See Notes 1 and 4 to the Consolidated Financial Statements incorporated by reference herein. Fixed maturities held to maturity are valued at amortized cost; those fixed maturities available for sale are valued at fair value. Total fair value of fixed maturities held to maturity was $141,488,936 at December 31, 2000, $133,995,994 at December 31, 1999 and $131,633,299 at December 31, 1998.
     The amortized cost of fixed maturities available for sale was $111,905,848 at December 31, 2000, $103,419,994 at December 31, 1999 and $89,089,995 at
     December 31, 1998.

(2) Equity securities are valued at fair value. Total cost of equity securities was $12,476,948 at December 31, 2000, $9,043,818 at December 31, 1999 and
     $6,206,735 at December 31, 1998.

(3)  Short-term investments are valued at cost, which approximates market.

     The following table sets forth the maturities (at carrying value) in the fixed maturity and short-term investment portfolio at December 31, 2000, December 31, 1999 and December 31, 1998.

                                                                         December 31,
                                        --------------------------------------------------------------------------------
                                                 2000                          1999                         1998
                                        ----------------------         ---------------------       ---------------------
                                                        Percent                      Percent                     Percent
                                                          of                           of                          of
                                           Amount        Total         Amount         Total        Amount         Total
                                           ------       -------        ------        -------       ------        -------
                                                                      (dollars in thousands)
Due in:(1)
One year or less..............            $35,875        13.2%          $34,007        13.5%        $47,760        19.2%
Over one year
Through three years...........             34,219        12.6            27,107        10.8          31,964        12.9
Over three years
Through five years............             40,883        15.1            30,878        12.2          23,139         9.3
Over five years
Through ten years.............            112,194        41.5           104,883        41.6          78,061        31.4
Over ten years
Through fifteen years.........             22,144         8.2            30,478        12.1          37,940        15.3
Over fifteen years............              6,445         2.4             6,125         2.4           6,805         2.8
Mortgage-backed
 securities...................             18,838         7.0            18,735         7.4          22,563         9.1
                                         --------       -----          --------       -----        --------       -----
                                         $270,598       100.0%         $252,213       100.0%       $248,232       100.0%
                                         ========       ======         ========       ======       ========       ======

----------

(1) Based on stated maturity dates with no prepayment assumptions. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     As shown above, the Company held investments in mortgage-backed securities having a carrying value of $18.8 million at December 31, 2000. Included in these investments are collateralized mortgage obligations ("CMOs") with a carrying value of $10 million at December 31, 2000. The Company has attempted to reduce the prepayment risks associated with mortgage-backed securities by investing approximately 99%, as of December 31, 2000, of the Company's holdings of CMOs in planned amortization and very accurately defined tranches. Such investments are designed to alleviate the risk of prepayment by providing predictable principal prepayment schedules within a designated range of prepayments. If principal is repaid earlier than originally anticipated, investment yields may decrease due to reinvestment of the proceeds at current interest rates (which may be lower) and capital gains or losses may be realized since the book value of securities purchased at premiums or discounts may be different from the prepayment amount.

     Investment results of DGI and its subsidiaries for the years ended December 31, 2000, 1999 and 1998 are shown in the following table:

                                                             Year Ended December 31,
                                        -------------------------------------------------------------
                                                 2000                1999                 1998
                                               --------            --------             --------
                                                           (dollars in thousands)
Invested assets(1)................             $276,600            $264,293             $208,304
Investment income(2)..............               15,992              13,224               11,998
Average yield.....................                  5.8%                5.0%                 5.6%

----------------

(1) Average of the aggregate invested amounts at the beginning and end of the period, including cash.

(2) Investment income is net of investment expenses and does not include realized investment gains or losses or provision for income taxes.


A.M. Best Rating

     Currently, the A.M. Best rating of the Mutual Company, Atlantic States, Southern, Delaware Atlantic, Southern Heritage, Pioneer Ohio and Pioneer New York was "A", based upon their respective current financial conditions and historical statutory results of operations. Management believes that this Best rating is an important factor in marketing DGI's products to its agents and customers. Best's ratings are industry ratings based on a comparative analysis of the financial condition and operating performance of insurance companies as determined by their publicly available reports. Best's classifications are A++ and A+ (Superior), A and A- (Excellent), B++ and B+ (Very Good), B and B- (Good), C++ and C+ (Fair), C and C- (Marginal), D (below minimum standards) and E and F (Liquidation). Best's ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors. According to Best, an "excellent" rating is assigned to those companies which, in Best's opinion, have achieved excellent overall performance when compared to the norms of the property and casualty insurance industry and have generally demonstrated a strong ability to meet policyholder and other contractual obligations.

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

     In addition to state-imposed insurance laws and regulations, in December 1993 the National Association of Insurance Commissioners (the "NAIC") adopted a risk-based capital system for assessing the adequacy of statutory capital and surplus which augments the states' current fixed dollar minimum capital requirements for insurance companies. At December 31, 2000, DGI's insurance subsidiaries and the Mutual Company each exceeded the required levels of capital. There can be no assurance that the capital requirements applicable to DGI's insurance subsidiaries will not increase in the future.

     The states in which Atlantic States (Pennsylvania, Maryland and Delaware), the Mutual Company (Pennsylvania, Ohio, Maryland, New York, Virginia, Delaware and North Carolina), Southern (Virginia and Pennsylvania), Delaware Atlantic (Delaware, Maryland and Pennsylvania), Pioneer Ohio (Ohio and Pennsylvania), Southern Heritage (Alabama, Arkansas, Georgia, Illinois, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Virginia) and Pioneer New York (Connecticut and New York) are licensed to do business have guaranty fund laws under which insurers doing business in such states can be assessed on the basis of premiums written by the insurer in that state in order to fund policyholder liabilities of insolvent insurance companies. Under these laws in general, an insurer is subject to assessment, depending upon its market share of a given line of business, to assist in the payment of policyholder claims against insolvent insurers. The Mutual Company, Atlantic States, Southern, Delaware Atlantic, Pioneer Ohio, Pioneer New York and Southern Heritage have made accruals for their portion of assessments related to such insolvencies based upon the most current information furnished by the guaranty associations. During 1998, 1999 and 2000, the Company received assessments totaling $1.3 million, $726,000 and $813,000, respectively, from the Pennsylvania Insurance Guaranty Association relating to the insolvency of two medical malpractice insurers.

     Most states have enacted legislation that regulates insurance holding company systems. Each insurance company in the holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. Pursuant to these laws, the respective insurance departments may examine the Mutual Company, the Company and the Company's insurance subsidiaries at any time, require disclosure of material transactions by the holding company and require prior notice or prior approval of certain transactions, such as "extraordinary dividends" from the insurance subsidiaries to the holding company.

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

     The Company's insurance subsidiaries are restricted by the insurance laws of their respective states of domicile as to the amount of dividends or other distributions they may pay to the Company without the prior approval of the respective state regulatory authorities. Generally, the maximum amount that may be paid by an insurance subsidiary during any year after notice to, but without prior approval of, the insurance commissioners of these states is limited to a stated percentage of that subsidiary's statutory capital and surplus as of a certain date, or the net income or net investment income not including realized capital gains of the subsidiary for the preceding year. As of December 31, 2000, amounts available for payment of dividends in 2001 without the prior approval of the various insurance commissioners were $5,414,419 from Atlantic States, $908,259 from Southern, $323,992 from Delaware Atlantic, $581,132 from Pioneer Ohio and $973,796 from

Southern Heritage. See Note 12 to the Consolidated Financial Statements incorporated by reference herein.

     The NAIC has adopted the Codification of Statutory Accounting Principles with an effective date of January 1, 2001. The codified principles are intended to provide a basis of accounting recognized and adhered to in the absence of conflict with, or silence of, state statutes and regulations. The impact of the codified principles on the statutory capital and surplus of the Company's insurance subsidiaries is not expected to decrease statutory capital and surplus as of January 1, 2001.

The Mutual Company

     The Mutual Company, which was organized in 1889, has a Best rating of A (Excellent). At December 31, 2000, the Mutual Company had admitted assets of $151,103,813 and policyholders' surplus of $65,575,094. At December 31, 2000, the Mutual Company had no debt and, of its total liabilities of $85,528,719, reserves for net losses and loss expenses accounted for $48,177,588 and unearned premiums accounted for $23,527,705. Of the Mutual Company's investment portfolio of $105,382,513 at December 31, 2000, investment-grade bonds accounted for $37,867,088, cash and short-term investments accounted for $(3,466,626) and mortgages accounted for $9,812,323. At December 31, 2000, the Mutual Company owned 5,511,128 shares of the Company's Common Stock, which were carried on the Mutual Company's books at $47,340,593. The foregoing financial information is presented on the statutory basis of accounting.

Employees

     As of December 31, 2000, the Mutual Company had 430 employees. The Mutual Company's employees provide a variety of services to DGI, Atlantic States, Delaware Atlantic, Southern, Southern Heritage, Pioneer New York and Pioneer Ohio, as well as to the Mutual Company and its subsidiaries.

Item 2.   Properties.

          DGI, Atlantic States and Delaware Atlantic share headquarters with the Mutual Company's headquarters in a building owned by the Mutual Company. The Mutual Company charges DGI for an appropriate portion of the building expenses under an intercompany allocation agreement which is consistent with the terms of the pooling agreement. The headquarters of the Mutual Company has approximately 163,500 square feet of office space. Southern has a facility of approximately 10,000 square feet in Glen Allen, Virginia, which it owns. Pioneer Ohio has a facility of approximately 10,000 square feet in Greenville, Ohio, which it owns. Southern Heritage has a facility of approximately 14,000 square feet in Duluth, Georgia, which it leases. Pioneer New York has a facility of approximately 10,000 square feet in Greenville, New York, which it owns. Province Bank leases approximately 3,600 square feet of a building located in Marietta, Pennsylvania owned by the Mutual Company. The Mutual Company charges Province Bank an annual rent based on an independent appraisal.


Item 3.   Legal Proceedings.

          DGI is a party to numerous lawsuits arising in the ordinary course of its insurance business. DGI believes that the resolution of these lawsuits will not have a material adverse effect on its financial condition or results of operations.


Item 4.   Submission of Matters to a Vote of Security Holders.

          No matter was submitted to a vote of holders of the Company's Common Stock during the fourth quarter of 2000.


Executive Officers of the Company

       Name                     Age                           Position
       ----                     ---                           --------
Donald H. Nikolaus              58          President and Chief Executive Officer since 1981
Ralph G. Spontak                48          Senior Vice President since 1991; Chief Financial Officer and Vice
                                            President since 1983; Secretary since 1988
Cyril J. Greenya                56          Senior Vice President - Commercial Underwriting since 1997; Vice
                                            President - Commercial Underwriting for five years prior thereto;
                                            Manager - Commercial Underwriting for nine years prior thereto
Robert G. Shenk                 48          Senior Vice President - Claims since 1997; Vice President - Claims for five years prior thereto
William H. Shupert              74          Senior Vice President - Underwriting since 1991; Vice President -
                                            Underwriting for 18 years prior thereto
Daniel J. Wagner                40          Treasurer since 1993; Controller for five years prior thereto
James B. Price                  65          Senior Vice President - Claims since 1997; Vice President - Claims for five years prior thereto.

                                     PART II


Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.

          The response to this Item is incorporated in part by reference to page 31 of the Company's Annual Report to Stockholders for the year ended December 31, 2000, which is included as Exhibit (13) to this Form 10-K Report. As of March 15, 2001, the Company had approximately 649 holders of record of its Common Stock. The Company declared dividends of $.36 per share in 2000 and $.36 per share in 1999.


Item 6.   Selected Financial Data.

          The response to this Item is incorporated by reference to page 1 of the Company's Annual Report to Stockholders for the year ended December 31, 2000, which is included as Exhibit (13) to this Form 10-K Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations.

          The response to this Item is incorporated by reference to pages 10 through 12 of the Company's Annual Report to Stockholders for the year ended December 31, 2000, which is included as Exhibit (13) to this Form 10-K Report.


Item 8.   Financial Statements and Supplementary Data.

          The response to this Item is incorporated by reference to pages 13 through 28 of the Company's Annual Report to Stockholders for the year ended December 31, 2000, which is included as Exhibit (13) to this Form 10-K Report.


Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

          None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.

          The response to this Item with respect to the Company's directors is incorporated by reference to pages 7 through 9 of the Company's proxy statement relating to the Company's annual meeting of stockholders to be held April 19, 2001. The response to this Item with respect to the Company's executive officers is incorporated by reference to Part I of this Form 10-K Report.


Item 11.  Executive Compensation.

          The response to this Item is incorporated by reference to pages 9 through 12 of the Company's proxy statement relating to the Company's annual meeting of stockholders to be held April 19, 2001, except for the Report of Compensation Committee, the Performance Graph and the Report of the Audit Committee which are not incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

          The response to this Item is incorporated by reference to pages 3 through 5 of the Company's proxy statement relating to the Company's annual meeting of stockholders to be held April 19, 2001.


Item 13.  Certain Relationships and Related Transactions.

          The response to this Item is incorporated by reference to pages 3 through 7 and page 14 of the Company's proxy statement relating to the Company's annual meeting of stockholders to be held April 19, 2001.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          (a) Financial statements, financial statement schedules and exhibits filed:

    (1)   Consolidated Financial Statements
                                                                                                                 Page*
                                                                                                                 ----

          Report of Independent Auditors

          Donegal Group Inc. and Subsidiaries:
            Consolidated Balance Sheets as of
              December 31, 2000 and 1999...................................................................       13
            Consolidated Statements of Income and
              Comprehensive Income for the three years ended
              December 31, 2000, 1999 and 1998.............................................................       14
            Consolidated Statements of Stockholders'
              Equity for the three years ended
              December 31, 2000, 1999 and 1998.............................................................       15
            Consolidated Statement of Cash Flow
              for the three years ended
              December 31, 2000, 1999 and 1998.............................................................       16
          Notes to Consolidated Financial Statements

    (2)   Financial Statement Schedules
                                                                                                                  Page
          Donegal Group Inc. and Subsidiaries

          Independent Auditors' Consent and Report on Schedules                                                 Exhibit 23
          Schedule I.               Summary of Investments - Other
                                    Than Investments in Related Parties....................................       33
          Schedule II.              Condensed Financial Information of Parent Company......................       34
          Schedule III.             Supplementary Insurance Information....................................       37
          Schedule IV.              Reinsurance............................................................       39
          Schedule VI.              Supplemental Insurance Information Concerning Property
                                    and Casualty Subsidiaries..............................................       40

          All other schedules have been omitted since they are not required, not applicable or the information is included in the financial statements or notes thereto.

-------------

* Refers to the respective page of Donegal Group Inc.'s 2000 Annual Report to Stockholders. The Consolidated Financial Statements and Notes to Consolidated Financial Statements and Auditor's Report thereon on pages 13 through 28 are incorporated herein by reference. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item and Items 5, 6, 7 and 8 hereof, such Annual Report shall not be deemed filed as part of this Form 10-K Report or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

          (3)      Exhibits

      Exhibit No.                                   Description of Exhibits                                    Reference
      -----------                                   -----------------------                                    ---------
        (3)(i)           Certificate of Incorporation of Registrant, as amended                                   (m)
        (3)(ii)          Amended and Restated By-laws of Registrant                                               (a)

        Management Contracts and Compensatory Plans or Arrangements
        -----------------------------------------------------------
        (10)(A)          Donegal Group Inc. Agency Stock Purchase Plan                                            (k)
        (10)(B)          Donegal Group Inc. Amended and Restated 1996 Equity Incentive Plan                       (d)
        (10)(C)          Donegal Group Inc. Amended and Restated 1996 Equity Incentive Plan for
                         Directors                                                                                (j)
        (10)(D)          Donegal Group Inc. Executive Restoration Plan                                            (c)
        (10)(E)          Donegal Mutual Insurance Company 401(k) Plan                                             (m)
        (10)(F)          Amendment No. 1 effective January 1, 2000 to Donegal Mutual Insurance Company
                         401(k) Plan                                                                              (m)
        (10)(G)          Donegal Group Inc. 2001 Equity Incentive Plan for Employees                        Filed herewith
        (10)(H)          Donegal Group Inc. 2001 Equity Incentive Plan for Directors                        Filed herewith
        (10)(I)          Donegal Group Inc. 2001 Employee Stock Purchase Plan                               Filed herewith
        (10)(J)          Donegal Group Inc. 2001 Agency Stock Purchase Plan                                 Filed herewith

        Other Material Contracts
        ------------------------
        (10)(K)          Tax Sharing Agreement dated September 29, 1986 between Donegal Group Inc. and
                         Atlantic States Insurance Company                                                        (b)
        (10)(L)          Services Allocation Agreement dated September 29, 1986 between Donegal Mutual
                         Insurance Company, Donegal Group, Inc. and Atlantic States Insurance Company             (b)
        (10)(M)          Proportional Reinsurance Agreement dated September 29, 1986 between Donegal
                         Mutual Insurance Company and Atlantic States Insurance Company                           (b)

      Exhibit No.                                   Description of Exhibits                                    Reference
      -----------                                   -----------------------                                    ---------
        (10)(N)          Amendment dated October 1, 1988 to Proportional Reinsurance Agreement between
                         Donegal Mutual Insurance Company and Atlantic States Insurance Company                   (e)
        (10)(O)          Multi-Line Excess of Loss Reinsurance Agreement effective January 1, 1993 between Donegal Mutual Insurance Company, Southern Insurance Company of
                         Virginia, Atlantic States Insurance Company and Pioneer Mutual Insurance
                         Company, and Christiana General Insurance Corporation of New York, Cologne
                         Reinsurance Company of America, Continental Casualty Company, Employers
                         Reinsurance Corporation and Munich American Reinsurance Company                          (g)
        (10)(P)          Amendment dated July 16, 1992 to Proportional Reinsurance Agreement between
                         Donegal Mutual Insurance Company and Atlantic States Insurance Company                   (f)
        (10)(Q)          Amendment dated as of December 21, 1995 to Proportional Reinsurance Agreement
                         between Donegal Mutual Insurance Company and Atlantic States Insurance Company           (h)
        (10)(R)          Stock Purchase Agreement dated as of December 21, 1995 between Donegal Mutual
                         Insurance Company and Donegal Group Inc.                                                 (h)
        (10)(S)          Donegal Group Inc. 1996 Employee Stock Purchase Plan                                     (i)
        (10)(T)          Reinsurance and Retrocession Agreement dated May 21, 1996 between Donegal
                         Mutual Insurance Company and Pioneer Insurance Company                                   (c)
        (10)(U)          Reinsurance and Retrocession Agreement dated May 21, 1996 between Donegal
                         Mutual Insurance Company and Delaware American Insurance Company                         (c)
        (10)(V)          Reinsurance and Retrocession Agreement dated May 21, 1996 between Donegal
                         Mutual Insurance Company and Southern Insurance Company of Virginia                      (c)
        (10)(W)          Reinsurance and Retrocession Agreement effective January 1, 2000 between
                         Donegal Mutual Insurance Company and Southern Heritage Insurance Company                 (m)
        (10)(X)          Property Catastrophe Excess of Loss Reinsurance Agreement effective
                         January 1, 2000 between Donegal Mutual Insurance Company and Southern Heritage
                         Insurance Company                                                                        (m)

      Exhibit No.                                   Description of Exhibits                                    Reference
      -----------                                   -----------------------                                    ---------
        (10)(Y)          Stock Purchase Agreement dated as of May 14, 1998 between Donegal Group Inc.
                         and Southern Heritage Limited Partnership                                                (l)
        (10)(Z)          Amendment dated November 17, 1998 to Stock Purchase Agreement dated as of
                         May 14, 1998 between Donegal Group Inc. and Southern Heritage Limited Partnership        (l)
       (10)(AA)          Amended and Restated Credit Agreement dated as of July 27, 1998 among Donegal
                         Group Inc., the banks and other financial institutions from time to time
                         party thereto and Fleet National Bank, as Agent                                          (l)
       (10)(BB)          First Amendment and Waiver to the Amended and Restated Credit Agreement dated
                         as of December 31, 1999                                                                  (m)
       (10)(CC)          Stock Purchase Agreement dated as of July 20, 2000 between Donegal Mutual
                         Insurance Company and Donegal Group Inc.                                           Filed herewith
       (10)(DD)          Amendment dated as of April 20, 2000 to Proportional Reinsurance Agreement
                         between Donegal Mutual Insurance Company and Atlantic States Insurance Company           (n)
       (10)(EE)          Lease Agreement dated as of September 1, 2000 between Donegal Mutual Insurance
                         Company and Province Bank FSB                                                      Filed herewith
       (10)(FF)          Aggregate Excess of Loss Reinsurance Agreement dated as of January 1, 2001
                         between Donegal Mutual Insurance Company and Pioneer Insurance Company             Filed herewith
         (13)            2000 Annual Report to Stockholders (electronic filing contains only those
                         portions incorporated by reference into this Form 10-K Report)                     Filed herewith
         (20)            Proxy Statement relating to the Annual Meeting of Stockholders to be held on
                         April 19, 2001, provided, however, that the Report of
                         the Compensation Committee, the Performance Graph and
                         the Report of the Audit Committee shall not be deemed
                         filed as part of this Form 10-K Report                                                   (o)
         (21)            Subsidiaries of Registrant                                                         Filed herewith
         (23)            Consent of Independent Auditors                                                    Filed herewith


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

(m)  Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrants' Form 10-K Report for the year ended December 31, 1999.

(n)  Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form 8-K Report dated June 19, 2000.

(o) Such exhibit is hereby incorporated by reference to the Registrant's definitive proxy statement filed March 29, 2001.

                  (b)      Reports on Form 8-K:

                  None.

                       DONEGAL GROUP INC. AND SUBSIDIARIES

                       SCHEDULE I -- SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                                ($ in thousands)

                                December 31, 2000

                                                                                                 Amount at Which
                                                                                 Fair             Shown in the
                                                             Cost               Value             Balance Sheet
                                                       -------------------------------------------------------------
Fixed Maturities:
 Held to maturity:
   United States government and
   Governmental agencies and
   authorities including obligations
   of states and political subdivision                       $103,903          $105,425             $103,903
   Canadian government obligation                                 499               510                  499
   All other corporate bonds                                   21,320            21,346               21,320
   Mortgage-backed securities                                  14,301            14,208               14,301
                                                             --------         ---------             --------
   Total fixed maturities
    Held to maturity                                          140,023           141,489              140,023
                                                              -------           -------              -------
 Available for sale:
   United States government and
   Governmental agencies and
   Authorities including obligations
   of states and political subdivision                         84,562            84,744               84,744
   All other corporate bonds                                   22,703            22,710               22,710
   Mortgage-backed securities                                   4,641             4,537                4,537
                                                            ---------           -------              -------
   Total fixed maturities
    Available for sale                                        111,906           111,991              111,991
                                                              -------           -------              -------
   Total fixed maturities                                     251,929           253,480              252,014
                                                              -------           -------              -------
Equity Securities:
   Preferred stocks
   Public utilities                                               228               231                  231
   Banks                                                        4,159             4,066                4,066
   Industrial and miscellaneous                                  1,365            1,325                1,325
                                                               -------          -------              -------
   Total preferred stocks                                       5,752             5,622                5,622
                                                              -------           -------              -------
   Common stocks
   Banks and insurance companies                                2,866             3,554                3,554
   Industrial and miscellaneous                                 3,859             2,877                2,877
                                                              -------           -------              -------
   Total common stocks                                          6,725             6,431                6,431
                                                              -------           -------              -------
   Total equity securities                                     12,477            12,053               12,053
                                                               ------            ------               ------
Short-term investments                                         18,584            18,584               18,584
                                                            ---------         ---------           ----------
   Total investments                                         $282,990          $284,117             $282,651
                                                             ========          ========             ========

                       DONEGAL GROUP INC. AND SUBSIDIARIES

         SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

                            Condensed Balance Sheets
                                ($ in thousands)

                           December 31, 2000 and 1999


                    ASSETS
                                                         2000            1999
                                                       --------        --------
Investment in subsidiaries (equity method)             $150,774        $138,702
Cash                                                      2,381             371
Property and equipment                                    1,997           2,232
Other                                                       715             750
                                                       --------        --------
         Total assets                                  $155,867        $142,055
                                                       ========        ========


       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         2000            1999
                                                       --------        --------
Cash dividends declared to stockholders               $     797            $761
Line of credit                                           40,000          37,000
Other                                                     1,325             879
                                                       --------        --------
Total liabilities                                        42,122          38,640
                                                       --------        --------

Stockholders' equity                                    113,745         103,415
                                                       --------        --------
Total liabilities and stockholders' equity             $155,867        $142,055
                                                       ========        ========

                       DONEGAL GROUP INC. AND SUBSIDIARIES

         SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
                                   (Continued)
                         Condensed Statements of Income
                                ($ in thousands)

                  Years ended December 31, 2000, 1999 and 1998


                                         2000           1999           1998
                                   ---------------------------------------------
Revenues

Dividends-subsidiary                    $3,900           $820         $1,000
Lease income                               837            819            754
Investment income                           29             46             22
                                        ------          -----         ------
Total revenues                           4,766          1,685          1,776

Expenses

Operating expenses                       1,165            938            718
Interest                                 3,304          2,463          1,293
                                        ------          -----         ------
Total expenses                           4,469          3,401          2,011
                                        ------          -----         ------

Income (loss) before income
 tax benefit and equity in
 undistributed net income of
 subsidiaries                              297         (1,716)          (235)

Income tax benefit                      (1,226)          (807)          (413)
                                        ------          -----         ------

Income (loss) before equity in
 undistributed net income of
 subsidiaries                            1,523           (909)           178

Equity in undistributed net
 income of subsidiaries                  7,364          7,566          8,840
                                        ------          -----         ------

Net income                              $8,887         $6,657         $9,018
                                        ======         ======         ======

                       DONEGAL GROUP INC. AND SUBSIDIARIES

              SCHEDULE II -- CONDENSED INFORMATION OF PARENT COMPANY

                       Condensed Statements of Cash Flows
                                ($ in thousands)

                  Years ended December 31, 2000, 1999 and 1998

                                                                      2000              1999               1998
                                                                    -----------------------------------------------
Cash flows from operating activities:
Net income                                                            $8,887             $6,657            $9,018
                                                                      ------             ------            ------
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Equity in undistributed net income of
Subsidiaries                                                          (7,364)            (7,566)           (8,840)
Other                                                                  1,123              2,365              (921)
                                                                      ------             ------            ------
Net adjustments                                                       (6,241)            (5,201)           (9,761)
                                                                      ------             ------            ------
Net cash provided by (used in) operating
 activities                                                            2,646              1,456              (743)
                                                                      ------             ------            ------

Cash flows from investing activities:
Net purchase of property and equipment                                  (262)              (426)             (564)
Capital contribution to subsidiaries                                     ---                ---            (2,000)
Sale of subsidiary                                                       ---                100               ---
Acquisition of Donegal Financial                                       3,042                ---               ---
Acquisition of Southern Heritage                                         ---                ---           (18,028)
Other                                                                     38               (426)           (5,613)
                                                                      ------             ------            ------
Net cash used in investing activities                                 (3,266)              (752)          (26,205)
                                                                      ------             ------            ------

Cash flows from financing activities:
Cash dividends paid                                                   (3,127)            (2,946)           (2,664)
Issuance of common stock                                               2,757              2,514             2,481
Line of credit, net                                                    3,000               (500)           27,000
                                                                      ------             ------            ------
Net cash provided by (used in) financing
 activities                                                            2,630               (932)           26,817
                                                                      ------             ------            ------

Net change in cash                                                     2,010               (228)             (131)
Cash beginning                                                           371                599               730
                                                                      ------             ------            ------
Cash ending                                                           $2,381               $371              $599
                                                                      ======               ====              ====

                       DONEGAL GROUP INC. AND SUBSIDIARIES

               SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION
                                ($ in thousands)

                  Years Ended December 31, 2000, 1999 and 1998

                                                                                   Amortization
                                                                                   of Deferred
                                         Net            Net          Net Losses       Policy          Other              Net
                                       Earned        Investment       And Loss     Acquisition     Underwriting       Premiums
              Segment                 Premiums         Income         Expense        Costs           Expenses         Written
              -------                 ----------------------------------------------------------------------------------------
            Year Ended
         December 31, 2000
         -----------------

   Personal Lines                     $ 95,199       $     --       $ 66,751         $15,849         $ 14,340         $ 98,653
   Commercial Lines                     54,515             --         36,391           9,076            8,212           59,551
   Investments                              --         15,992             --              --               --               --
                                      --------       --------       --------         -------         --------         --------
                                      $149,714       $ 15,992       $103,142         $24,925         $ 22,552         $158,204
                                      ========       ========       ========         =======         ========         ========

            Year Ended
         December 31, 1999
         -----------------

   Personal Lines                     $ 96,167       $     --       $ 67,582         $16,448         $ 19,801         $ 91,424
   Commercial Lines                     47,707             --         31,623           8,160            8,234           50,432
   Investments                              --         13,224             --              --               --               --
                                      --------       --------       --------         -------         --------         --------
                                      $143,874       $ 13,224       $ 99,205         $24,608         $ 28,035         $141,856
                                      ========       ========       ========         =======         ========         ========

            Year Ended
         December 31, 1998
         -----------------

   Personal Lines                     $ 71,676       $     --       $ 49,141         $12,614         $ 14,052         $ 73,070
   Commercial Lines                     44,493             --         24,026           6,876            7,660           45,084
   Investments                              --         11,998             --              --               --               --
                                      --------       --------       --------         -------         --------         --------
                                      $116,169       $ 11,998       $ 73,167         $19,490         $ 21,712         $118,154
                                      ========       ========       ========         =======         ========         ========

                       DONEGAL GROUP INC. AND SUBSIDIARIES

                                ($ in thousands)

                                                                  At December 31,
                                          --------------------------------------------------------------
                                            Deferred        Liability                       Other Policy
                                             Policy        For Losses                        Claims and
                                           Acquisition      And Loss         Unearned         Benefits
                   Segment                   Costs          Expenses         Premiums         Payable
                   -------                ------------     ----------        --------       ------------
                    2000
                    ----

Personal Lines                            $  6,533         $ 80,647          $ 60,329           $--

Commercial Lines                             5,487           83,252            50,672            --

Investments                                     --               --                --            --
                                          --------         --------          --------          ----

                                          $ 12,020         $163,899          $111,001           $--
                                          ========         ========          ========          ====


                    1999
                    ----

Personal Lines                            $  6,936         $ 79,085          $ 60,886           $--

Commercial Lines                             4,267           70,894            36,771            --

Investments                                     --               --                --            --
                                          --------         --------          --------          ----

                                          $ 11,203         $149,979          $ 97,657           $--
                                          ========         ========          ========          ====

                       DONEGAL GROUP INC. AND SUBSIDIARIES

                            SCHEDULE IV -- REINSURANCE


                                                                   Ceded             Assumed                          Percentage
                                                  Gross           To Other          from Other            Net          Assumed
                                                  Amount          Companies         Companies            Amount         To Net
                                               -----------       -----------       ------------       ------------    ----------
                Year Ended
             December 31, 2000
             -----------------

Property and casualty premiums                 $93,302,656       $75,784,740       $132,195,646       $149,713,562       88%
                                               ===========       ===========       ============       ============       ==

                Year Ended
             December 31, 1999
             -----------------

Property and casualty premiums                 $91,996,926       $67,487,819       $119,364,863       $143,873,970       83%
                                               ===========       ===========       ============       ============       ==

                Year Ended
             December 31, 1998
             -----------------

Property and casualty premiums                 $61,173,134       $56,338,098       $111,333,956       $116,168,992       96%
                                               ===========       ===========       ============       ============       ==

                       DONEGAL GROUP INC. AND SUBSIDIARIES

                SCHEDULE VI -- SUPPLEMENTARY INSURANCE INFORMATION
                  CONCERNING PROPERTY AND CASUALTY SUBSIDIARIES

                                                                                     Discount,
                                     Deferred                 Liability               if any,
                                      Policy                  For Losses             Deducted
                                    Acquisition                And Loss                From               Unearned
                                       Costs                   Expenses              Reserves             Premiums
                                    -----------              ------------          ------------         ------------
             At December 31,

                  2000              $12,020,257              $163,899,270              $--              $111,000,905
                                    ===========              ============              ===              ============

                  1999              $11,203,302              $149,979,141              $--              $ 97,657,020
                                    ===========              ============              ===              ============

                  1998              $11,334,301              $141,409,008              $--              $ 94,722,785
                                    ===========              ============              ===              ============

                                                                                                            (continued)

                       DONEGAL GROUP INC. AND SUBSIDIARIES

                SCHEDULE VI - SUPPLEMENTARY INSURANCE INFORMATION
            CONCERNING PROPERTY AND CASUALTY SUBSIDIARIES, CONTINUED

                  Years ended December 31, 2000, 1999 and 1998

                                                                                       Losses and Loss
                                                                                     Expenses Related to
                                                                              -----------------------------------
                                                                                            Amortization
                                                                                            of Deferred       Net
                                     Net                                                      Policy      Paid Losses       Net
                                    Earned      Investment       Current        Prior       Acquisition     And Loss     Premiums
                                   Premiums       Income          Year          Years          Costs        Expenses      Written
                                 ------------   -----------   ------------   -----------    -----------   -----------   ------------
   Year Ended
December 31, 2000                $149,713,562   $15,992,495   $102,222,144   $   919,761    $24,925,000   $99,342,386   $158,204,697
                                 ============   ===========   ============   ===========    ===========   ===========   ============

   Year Ended
December 31, 1999                $143,873,970   $13,223,537   $ 99,659,002   $  (454,000)   $24,608,000   $95,574,426   $141,856,479
                                 ============   ===========   ============   ===========    ===========   ===========   ============

   Year Ended
December 31, 1998                $116,168,992   $11,997,661   $ 75,463,085   $(2,296,000)   $19,490,000   $71,744,736   $118,153,817
                                 ============   ===========   ============   ===========    ===========   ===========   ============

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              DONEGAL GROUP INC.


Date:  March 28, 2001                         By: /s/ Donald H. Nikolaus
                                                  ------------------------------
                                                  Donald H. Nikolaus, President

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

         Signature                                      Title                               Date
         ---------                                      -----                               ----



s/Donald H. Nikolaus
------------------------------------          President and a Director                    March 28, 2001
Donald H. Nikolaus                            (principal executive officer)



s/Ralph G. Spontak
------------------------------------          Senior Vice President, Chief Financial      March 28, 2001
Ralph G. Spontak                              Officer and Secretary (principal
                                              financial and accounting officer)



s/Robert S. Bolinger
---------------------------                   Director                                    March 28, 2001
Robert S. Bolinger



------------------------------------          Director                                    March   , 2001
Thomas J. Finley



s/Patricia A. Gilmartin
---------------------------                   Director                                    March 28, 2001
Patricia A. Gilmartin



s/Philip H. Glatfelter
---------------------------                   Director                                    March 28, 2001
Philip H. Glatfelter



s/C. Edwin Ireland
------------------------------------          Director                                    March 28, 2001
C. Edwin Ireland



------------------------------------          Director                                    March   , 2001
R. Richard Sherbahn


                                  EXHIBIT INDEX
                    (Pursuant to Item 601 of Regulation S-K)

      Exhibit No.                                   Description of Exhibits                                      Reference
      -----------                                   -----------------------                                      ---------
        (3)(i)           Certificate of Incorporation of Registrant, as amended                                     (m)
        (3)(ii)          Amended and Restated By-laws of Registrant                                                 (a)

Management Contracts and Compensatory Plans or Arrangements
-----------------------------------------------------------
        (10)(A)          Donegal Group Inc. Agency Stock Purchase Plan                                              (k)
        (10)(B)          Donegal Group Inc. Amended and Restated 1996 Equity Incentive Plan                         (d)
        (10)(C)          Donegal Group Inc. Amended and Restated 1996 Equity Incentive Plan for
                         Directors                                                                                  (j)
        (10)(D)          Donegal Group Inc. Executive Restoration Plan                                              (c)
        (10)(E)          Donegal Mutual Insurance Company 401(k) Plan                                               (m)
        (10)(F)          Amendment No. 1 effective January 1, 2000 to Donegal Mutual Insurance Company
                         401(k) Plan                                                                                (m)
        (10)(G)          Donegal Group Inc. 2001 Equity Incentive Plan for Employees                           Filed herewith
        (10)(H)          Donegal Group Inc. 2001 Equity Incentive Plan for Directors                           Filed herewith
        (10)(I)          Donegal Group Inc. 2001 Employee Stock Purchase Plan                                  Filed herewith
        (10)(J)          Donegal Group Inc. 2001 Agency Stock Purchase Plan                                    Filed herewith

Other Material Contracts
------------------------
        (10)(K)          Tax Sharing Agreement dated September 29, 1986 between Donegal Group Inc. and
                         Atlantic States Insurance Company                                                          (b)
        (10)(L)          Services Allocation Agreement dated September 29, 1986 between Donegal Mutual
                         Insurance Company, Donegal Group, Inc. and Atlantic States Insurance Company               (b)
        (10)(M)          Proportional Reinsurance Agreement dated September 29, 1986 between Donegal
                         Mutual Insurance Company and Atlantic States Insurance Company                             (b)
        (10)(N)          Amendment dated October 1, 1988 to Proportional Reinsurance Agreement between
                         Donegal Mutual Insurance Company and Atlantic States Insurance Company                     (e)

      Exhibit No.                                   Description of Exhibits                                      Reference
      -----------                                   -----------------------                                      ---------
        (10)(O)          Multi-Line Excess of Loss Reinsurance Agreement effective January 1, 1993 between Donegal Mutual Insurance Company, Southern Insurance Company of
                         Virginia, Atlantic States Insurance Company and Pioneer Mutual Insurance
                         Company, and Christiana General Insurance Corporation of New York, Cologne
                         Reinsurance Company of America, Continental Casualty Company, Employers
                         Reinsurance Corporation and Munich American Reinsurance Company                            (g)
        (10)(P)          Amendment dated July 16, 1992 to Proportional Reinsurance Agreement between
                         Donegal Mutual Insurance Company and Atlantic States Insurance Company                     (f)
        (10)(Q)          Amendment dated as of December 21, 1995 to Proportional Reinsurance Agreement
                         between Donegal Mutual Insurance Company and Atlantic States Insurance Company             (h)
        (10)(R)          Stock Purchase Agreement dated as of December 21, 1995 between Donegal Mutual
                         Insurance Company and Donegal Group Inc.                                                   (h)
        (10)(S)          Donegal Group Inc. 1996 Employee Stock Purchase Plan                                       (i)
        (10)(T)          Reinsurance and Retrocession Agreement dated May 21, 1996 between Donegal
                         Mutual Insurance Company and Pioneer Insurance Company                                     (c)
        (10)(U)          Reinsurance and Retrocession Agreement dated May 21, 1996 between Donegal
                         Mutual Insurance Company and Delaware American Insurance Company                           (c)
        (10)(V)          Reinsurance and Retrocession Agreement dated May 21, 1996 between Donegal
                         Mutual Insurance Company and Southern Insurance Company of Virginia                        (c)
        (10)(W)          Reinsurance and Retrocession Agreement effective January 1, 2000 between
                         Donegal Mutual Insurance Company and Southern Heritage Insurance Company                   (m)
        (10)(X)          Property Catastrophe Excess of Loss Reinsurance Agreement effective
                         January 1, 2000 between Donegal Mutual Insurance Company and Southern Heritage
                         Insurance Company                                                                          (m)
        (10)(Y)          Stock Purchase Agreement dated as of May 14, 1998 between Donegal Group Inc.
                         and Southern Heritage Limited Partnership                                                  (l)
        (10)(Z)          Amendment dated November 17, 1998 to Stock Purchase Agreement dated as of
                         May 14, 1998 between Donegal Group Inc. and Southern Heritage Limited
                         Partnership                                                                                (l)

      Exhibit No.                                   Description of Exhibits                                      Reference
      -----------                                   -----------------------                                      ---------
       (10)(AA)          Amended and Restated Credit Agreement dated as of July 27, 1998 among Donegal
                         Group Inc., the banks and other financial institutions from time to time
                         party thereto and Fleet National Bank, as Agent                                            (l)
       (10)(BB)          First Amendment and Waiver to the Amended and Restated Credit Agreement dated
                         as of December 31, 1999                                                                    (m)
       (10)(CC)          Stock Purchase Agreement dated as of July 20, 2000 between Donegal Mutual
                         Insurance Company and Donegal Group Inc.                                              Filed herewith
       (10)(DD)          Amendment dated as of April 20, 2000 to Proportional Reinsurance Agreement
                         between Donegal Mutual Insurance Company and Atlantic States Insurance Company             (n)
       (10)(EE)          Lease Agreement dated as of September 1, 2000 between Donegal Mutual
                         Insurance Company and Province Bank FSB.                                              Filed herewith
       (10)(FF)          Aggregate Excess of Loss Reinsurance Agreement dated as of January 1, 2001
                         between Donegal Mutual Insurance Company and Pioneer Insurance Company                Filed herewith
         (13)            2000 Annual Report to Stockholders (electronic filing contains only those
                         portions incorporated by reference into this Form 10-K Report)                        Filed herewith
         (20)            Proxy Statement relating to the Annual Meeting of
                         Stockholders to be held on April 19, 2001, provided,
                         however, that the Report of the Compensation Committee,
                         the Performance Graph and the Report of the Audit
                         Committee shall not be deemed filed as part of this Form
                         10-K Report                                                                                (o)
         (21)            Subsidiaries of Registrant                                                            Filed herewith
         (23)            Consent of Independent Auditors                                                       Filed herewith


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

(m)  Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form 10-K Report for the year ended December 31, 1999.

(n)  Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form 8-K Report dated June 19, 2000.

(o) Such exhibit is hereby incorporated by reference to the Registrant's definitive proxy statement filed March 29, 2001.