Form 10-Q
period 2001-03-31
DONEGAL GROUP INC
filed 2001-05-14
CIK 800457

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[x] Quarterly Report Pursuant to Section 13 of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       or
[  ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

For the transition period from                  to                    .
                              ------------------  --------------------
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
                                              --     --
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court. Yes   . No   .
           --     --

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,945,714 shares of Class A Common Stock and 2,972,857 shares of Class B Common Stock, $0.01 par value, outstanding on April 30, 2001.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

ASSETS                                                            MARCH 31, 2001      DECEMBER 31, 2000 *
                                                                  --------------      -------------------
Investments
    Fixed maturities
       Held to maturity, at amortized cost                         $ 91,485,727             $143,181,718
       Available for sale, at fair value                            172,960,300              114,611,183
    Equity securities, available for sale at fair value              13,743,998               12,112,236
    Short-term investments, at cost, which
       approximates fair value                                        9,024,271               19,439,505
                                                                   ------------             ------------
          Total Investments                                         287,214,296              289,344,642
Cash                                                                  7,798,157                5,182,988
Accrued investment income                                             4,042,166                4,002,464
Premiums receivable                                                  23,820,154               21,758,502
Reinsurance receivable                                               78,575,257               67,443,687
Deferred policy acquisition costs                                    12,185,690               12,284,214
Federal income tax receivable                                                --                  259,962
Deferred income taxes                                                 6,712,830                7,690,886
Prepaid reinsurance premiums                                         45,983,364               38,385,540
Property and equipment, net                                           5,054,099                5,236,483
Accounts receivable - securities                                             --                  234,817
Other                                                                   725,944                  757,554
                                                                   ------------             ------------
          Total Assets                                             $472,111,957             $452,581,739
                                                                   ============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES
    Losses and loss expenses                                       $179,724,569             $169,375,927
    Unearned premiums                                               121,426,891              113,613,537
    Accrued expenses                                                  5,659,777                5,877,475
    Reinsurance balances payable                                      1,140,605                1,634,975
    Federal income taxes payable                                      1,060,890                       --
    Cash dividend declared to stockholders                                   --                  797,282
    Borrowings under line of credit                                  37,000,000               40,000,000
    Accounts payable - securities                                       300,000                  959,652
    Due to affiliate                                                  5,279,803                4,528,996
    Other                                                             1,231,397                1,664,304
                                                                   ------------             ------------
          Total Liabilities                                         352,823,932              338,452,148
                                                                   ------------             ------------
STOCKHOLDERS' EQUITY
    Preferred stock, $1.00 par value, authorized
       2,000,000 shares; none issued
    Common stock, $1.00 par value, authorized
       20,000,000 shares, issued 9,026,250 and
       8,980,977 shares and outstanding 8,903,962
       and 8,858,689 shares                                           9,026,250                8,980,977
    Additional paid-in capital                                       47,294,639               46,969,840
    Accumulated other comprehensive income (loss)                     1,636,359                 (199,063)
    Retained earnings                                                62,222,533               59,269,593
    Treasury stock                                                     (891,756)                (891,756)
                                                                   ------------             ------------
          Total Stockholders' Equity                                119,288,025              114,129,591
                                                                   ------------             ------------
          Total Liabilities and Stockholders' Equity               $472,111,957             $452,581,739
                                                                   ============             ============


          *  RESTATED - SEE NOTE 9.


          See accompanying notes to consolidated financial statements.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)




                                                                            THREE MONTHS ENDED MARCH 31,
                                                                         2001                   2000 *
                                                                         ----                   ----
REVENUES:
    Premiums earned                                                 $65,073,239             $54,358,508
    Premiums ceded                                                   25,032,337              18,269,810
                                                                    -----------             -----------
       Net premiums earned                                           40,040,902              36,088,698
    Investment income, net of investment expenses                     4,041,186               3,980,069
    Realized investment gain (loss)                                     120,807                (281,910)
    Lease income                                                        200,691                 206,772
    Service charge income                                               388,440                 363,704
                                                                    -----------             -----------
       Total Revenues                                                44,792,026              40,357,333
                                                                    -----------             -----------

EXPENSES:
    Losses and loss expenses                                         42,550,115              38,854,538
    Reinsurance recoveries                                           16,391,431              12,905,626
                                                                    -----------             -----------
       Net losses and loss expenses                                  26,158,684              25,948,912
    Amortization of deferred policy acquisition costs                 6,503,000               6,168,000
    Other underwriting expenses                                       6,505,029               5,258,041
    Policy dividends                                                    399,380                 352,962
    Interest                                                            812,614                 823,210
    Other expenses                                                      395,337                 273,887
                                                                    -----------             -----------
       Total Expenses                                                40,774,044              38,825,012
                                                                    -----------             -----------

    Income before income taxes                                        4,017,982               1,532,321
Income taxes                                                          1,063,387                 369,639
                                                                    -----------             -----------
    Net income                                                      $ 2,954,595             $ 1,162,682
                                                                    ===========             ===========

Earnings per common share
    Basic                                                           $       .33             $       .14
                                                                    ===========             ===========
    Diluted                                                         $       .33             $       .14
                                                                    ===========             ===========



                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Unaudited)


                                                                      THREE MONTHS ENDED MARCH 31,
                                                                         2001                 2000
                                                                         ----                 ----
Net Income                                                          $2,954,595              $1,162,682
Other comprehensive income (loss), net of tax
    Unrealized gain (loss) on securities:
       Unrealized holding gain (loss) arising
       during the period, net of income tax                          1,915,155                (488,132)
    Less: Reclassification adjustment,
          net of income tax                                            (79,733)                186,061
                                                                    -----------             ----------
Other comprehensive income (loss)                                    1,835,422                 302,071)
                                                                     ----------             ----------
Comprehensive income                                                $4,790,017              $  860,611
                                                                    ==========              ==========

* RESTATED - SEE NOTE 9.

          See accompanying notes to consolidated financial statements.


                                                   DONEGAL GROUP INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                               (Unaudited)
                                                FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                                -----------------------------------------


                                  COMMON STOCK
                                  ------------                        ACCUMULATED                                TOTAL
                                                         ADDITIONAL    OTHER COM-                                STOCK-
                                                          PAID-IN      PREHENSIVE     RETAINED    TREASURY      HOLDERS'
                              SHARES        AMOUNT        CAPITAL    INCOME (LOSS)    EARNINGS      STOCK        EQUITY
                              ------        ------        -------    -------------    --------      -----        ------
BALANCE,
  DECEMBER 31, 2000 *       8,980,977     $8,980,977    $46,969,840   $ (199,063)   $59,269,593   $(891,756)    $114,129,591


ISSUANCE OF
  COMMON STOCK                 45,273         45,273        324,799                                                  370,072


NET INCOME                                                                            2,954,595                    2,954,595


CASH DIVIDEND                                                                            (1,655)                      (1,655)


OTHER COMPREHENSIVE
  INCOME                           --             --             --    1,835,422             --           --       1,835,422
                           ----------   ------------    -----------   ----------    -----------    ---------     -----------


BALANCE,
 MARCH 31, 2001            $9,026,250     $9,026,250    $47,294,639   $1,636,359    $62,222,533    $(891,756)   $119,288,025
                           ==========     ==========    ===========   ==========    ===========    =========    ============



*  RESTATED - SEE NOTE 9.

          See accompanying notes to consolidated financial statements.

                                                        DONEGAL GROUP INC. AND SUBSIDIARIES
                                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                    (Unaudited)
                                                 FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                                   2001                   2000 *
                                                                                                   ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                  $  2,954,595            $  1,162,682
                                                                                               ------------            ------------
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                                                 301,873                 262,926
      Realized investment (gain) loss                                                              (120,807)                281,910
   Changes in assets and liabilities:
      Losses and loss expenses                                                                   10,348,642               1,741,220
      Unearned premiums                                                                           7,813,354                 (33,205)
      Premiums receivable                                                                        (2,061,652)               (734,892)
      Deferred policy acquisition costs                                                              98,524                 143,900
      Deferred income taxes                                                                          32,535                  74,994
      Reinsurance receivable                                                                    (11,131,570)             (1,194,805)
      Prepaid reinsurance premiums                                                               (7,597,824)               (472,975)
      Accrued investment income                                                                     (39,702)               (128,433)
      Due to affiliate                                                                              750,807                 449,832
      Reinsurance balances payable                                                                 (494,370)                 99,577
      Federal income taxes                                                                        1,320,852                 985,386
      Other, net                                                                                   (634,248)             (1,303,885)
                                                                                                -----------              ----------
   Net adjustments                                                                               (1,413,586)                171,550
                                                                                                -----------              ----------
      Net cash provided by operating activities                                                   1,541,009               1,334,232
                                                                                                -----------              ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of fixed maturities
        Held to maturity                                                                         (8,450,000)             (3,249,537)
        Available for sale                                                                      (14,808,595)             (7,083,345)
      Purchase of equity securities, available for sale                                          (4,496,258)             (6,554,263)
      Maturity of fixed maturities
        Held to maturity                                                                          8,478,904               4,839,737
        Available for sale                                                                       10,411,789               3,500,000
      Sale of equity securities, available for sale                                               2,989,473                 638,629
      Net purchase of property and equipment                                                        (37,522)                (89,104)
      Net sales of short-term investments                                                        10,415,234               6,539,450
                                                                                                -----------              ----------
        Net cash provided by (used in) investing activities                                       4,503,025              (1,458,433)
                                                                                                -----------              ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Cash dividends paid                                                                          (798,937)               (768,842)
      Issuance of common stock                                                                      370,072               1,030,431
      Line of credit, net                                                                        (3,000,000)                   --
                                                                                                -----------              ----------
      Net cash provided by (used in)
        financing activities                                                                     (3,428,865)                261,589
                                                                                                -----------              ----------

Net increase in cash                                                                              2,615,169                 137,388
Cash at beginning of period                                                                       5,182,988               4,500,570
                                                                                                -----------              ----------
Cash at end of period                                                                           $ 7,798,157              $4,637,958
                                                                                                ===========              ==========

Cash paid during period - Interest                                                              $ 1,442,784             $   620,391
Net cash received during period - Income taxes                                                  $   290,000             $   689,544

* RESTATED - SEE NOTE 9.

          See accompanying notes to consolidated financial statements.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                                   (Unaudited)
               SUMMARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 -  ORGANIZATION

     Donegal Group Inc. (the "Company") was organized as a regional insurance holding company by Donegal Mutual Insurance Company (the "Mutual Company") on August 26, 1986 and operates in the Mid-Atlantic and Southern states through its wholly-owned stock insurance companies, Atlantic States Insurance Company ("Atlantic States"), Southern Heritage Insurance Company ("Southern Heritage"), Southern Insurance Company of Virginia ("Southern"), Delaware Atlantic Insurance Company ("Delaware"), Pioneer Insurance Company - New York ("Pioneer - New York) and Pioneer Insurance Company - Ohio ("Pioneer - Ohio") (collectively "Insurance Subsidiaries"). The Company has three operating segments: the investment function, the personal lines of insurance and the commercial lines of insurance. Products offered in the personal lines of insurance consist primarily of homeowners and private passenger automobile policies. Products offered in the commercial lines of insurance consist primarily of commercial automobile, commercial multiple peril and workers' compensation policies. The Insurance Subsidiaries are subject to regulation by Insurance Departments in those states in which they operate and undergo periodic examinations by those departments. The Insurance Subsidiaries are also subject to competition from other insurance companies in their operating areas. Atlantic States participates in an inter-company pooling arrangement with the Mutual Company and assumes 70% of the pooled business (65% prior to July 1, 2000). Southern cedes 50% of its business to the Mutual Company. At March 31, 2001, the Mutual Company held 62% of the outstanding common stock of the Company.

     During 2000, the Company acquired 45% of the outstanding stock of Donegal Financial Services Corporation ("DFSC"), a bank holding company, for $3,042,000 in cash. The remaining 55% of the outstanding stock of DFSC is owned by the Mutual Company.

     Effective January 1, 2001, the Mutual Company has entered into a retrocessional reinsurance agreement with Southern Heritage Insurance Company whereby Southern Heritage cedes all of its business, net of outside reinsurance, to the Mutual Company who then retrocedes all of it back to Southern Heritage. For the three months ending March 31, 2001, this agreement resulted in a $3,822,518 increase in both premiums earned and premiums ceded and a $1,701,978 increase in both losses and loss expenses and reinsurance recoveries. However, this agreement has no impact on net premiums earned or net income.

     The Company has announced plans to streamline its corporate structure by merging a number of its subsidiaries together. Pending regulatory approval both Pioneer-New York and Delaware Atlantic Insurance Company will be merged into Atlantic States Insurance Company and Southern Heritage Insurance Company will be merged into Southern Insurance Company of Virginia.

2 -  BASIS OF PRESENTATION

     The financial information for the interim period included herein is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary to a fair presentation of the financial position, results of operations and cash flow for the interim period included herein. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of results of operations to be expected for the twelve months ended December 31, 2001.

     These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

3 -  EARNINGS PER SHARE

     The computation of basic and diluted earnings per share is as follows:


                                                                                            WEIGHTED
                                                                                             AVERAGE              EARNINGS
                                                                     NET                     SHARES                 PER
                                                                   INCOME                  OUTSTANDING              SHARE
                                                                   ------                  -----------              -----
THREE MONTHS ENDED MARCH 31:

2001
----
         Basic                                                   $2,954,595                 8,890,314                $.33
         Effect of stock options                                         --                    98,433                  --
                                                                 ----------                ----------                ----
         Diluted                                                 $2,954,595                 8,988,747                $.33
                                                                 ----------                ----------                ----

2000
----
         Basic                                                   $1,162,682                 8,572,383                $.14
         Effect of stock options                                         --                        --                  --
                                                                 ----------                ----------                ----
         Diluted                                                 $1,162,682                 8,572,383                $.14
                                                                 ----------                ----------                ----



     The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because they were antidilutive, that is, the exercise price of the options was greater than the average market prices.



                                               FOR THE THREE MONTHS
                                                   ENDED MARCH 31,
                                               2001                2000
                                               ----                ----

Number of Options                            1,042,338           1,499,560
                                             =========           =========

4 -  SEGMENT INFORMATION

     The Company evaluates the performance of the personal lines and commercial lines based upon underwriting results as determined under statutory accounting practices (SAP) which is used by management to measure performance for the total business of the Company.

Financial data by segment is as follows:
                                                     THREE MONTHS ENDED MARCH 31
                                                          2001            2000
--------------------------------------------------------------------------------
                                                                ($ in thousands)
--------------------------------------------------------------------------------
Revenues:
  Premiums earned:
    Commercial lines                                      $15,009       $12,414
    Personal lines                                         25,032        23,675
-------------------------------------------------------------------------------
      Total net premiums earned                            40,041        36,089
-------------------------------------------------------------------------------
    Net investment income                                   4,041         3,980
    Realized investment gain (loss)                           121          (282)
    Other                                                     589           570
-------------------------------------------------------------------------------

Total revenues                                            $44,792       $40,357
===============================================================================
Income before income taxes:
  Underwriting income (loss)
    Commercial lines                                      $   330       $  (890)
    Personal lines                                            160          (716)
-------------------------------------------------------------------------------
       SAP underwriting income (loss)                         490        (1,606)
-------------------------------------------------------------------------------
    GAAP adjustments                                          (15)          (33)
-------------------------------------------------------------------------------
       GAAP underwriting income (loss)                        475        (1,639)
   Net investment income                                    4,041         3,980
   Realized investment gain (loss)                            121          (282)
   Other                                                     (619)         (527)
-------------------------------------------------------------------------------

Income before income taxes                                $ 4,018       $ 1,532
===============================================================================

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

     Also included in the restructuring charges were contract cancellation costs that represented the estimated cost to buy out of the remaining term on printer, copier, and computer processing contracts that provided no future benefits to the Company as a result of the restructuring. By December 31, 1999, all such assets had been taken out of service.

     Asset impairments, which were a direct result of the consolidation of subsidiary functions, amounted to $407,000. They consisted of capitalized programming and data center costs, voice systems, and leasehold and office improvements. These assets were written-down to zero in 1999. By December 31, 1999, all such assets were taken out of service.

     Activity in the restructuring accrual is as follows:

                                         EMPLOYEE
                                       TERMINATION                 CONTRACT
                                          BENEFITS   OCCUPANCY   CANCELLATIONS     TOTALS
--------------------------------------------------------------------------------------------
  RESTRUCTURING CHARGE                $ 782,000      $ 488,000     $ 529,000      $1,799,000
  CASH PAYMENT                         (343,000)       (47,000)     (365,000)       (755,000)
  REVERSAL OF PRIOR ACCRUAL             (71,000)           --       (91,000)       (162,000)
--------------------------------------------------------------------------------------------
  BALANCE AT DECEMBER 31, 1999        $ 368,000      $ 441,000     $  73,000      $  882,000
--------------------------------------------------------------------------------------------
  CASH PAYMENTS                        (339,000)      (155,000)      (73,000)       (567,000)
  ACCRUAL ADJUSTMENT                         --         12,000            --          12,000
--------------------------------------------------------------------------------------------
  BALANCE AT DECEMBER 31, 2000        $  29,000      $ 298,000     $      --      $  327,000
  CASH PAYMENTS                          (3,000)       (31,000)           --         (34,000)
--------------------------------------------------------------------------------------------
  BALANCE AT 3/31/01                  $  26,000      $ 267,000     $      --      $  293,000
============================================================================================

6-   SUBSEQUENT EVENTS

     On April 19, 2001 the Company's stockholders approved an amendment to the Company's certificate of incorporation. Among other things, the amendment reclassified the Company's common stock as Class B common stock and effected a one-for-three reverse split of the Company's Class B common stock effective April 19, 2001. The amendment also authorized a new class of common stock with one-tenth of a vote per share designated as Class A common stock. The Company's Board also approved a dividend of two shares of Class A common stock for each share of Class B common stock, after the one-for-three reverse split, held of record at the close of business April 19, 2001. The effect of the reverse split and the stock dividend taken together is that the Company will have the same total number of shares outstanding after the reverse split and the stock dividend as it did before the reverse split and the stock dividend. Therefore, there will be no change in the historical earnings per share of the Class A common stock and the Class B common stock after the reverse split and the stock dividend compared to before the reverse split and the stock dividend.

7 -  IMPLEMENTATION OF NEW ACCOUNTING STANDARD -
     ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Company has no derivative instruments or hedging activities as defined in accordance with the Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No 133", which statements became effective January 1, 2001. On January 1, 2001, the Company transferred investments with an amortized cost of $51,640,154 and fair value of $52,444,675 from the held to maturity classification to the available for sale classification under the provisions of SFAS No. 133 and 138. The unrealized holding gain of $804,521 at January 1, 2001 was reported in other comprehensive income. The transfer had no impact on net income.

8 -  IMPLEMENTATION OF CODIFICATION

     The National Association of Insurance Commissioners (NAIC) has adopted the Codification of Statutory Accounting Principles with an effective date of January 1, 2001. The codified principles are intended to provide a basis of accounting recognized and adhered to in the absence of conflict with, or silence of, state statutes and regulations. The impact of the codified principles on the statutory capital and surplus of the Company's Insurance Subsidiaries as of January 1, 2001 is as follows: Atlantic States - $5,922,449 increase; Southern Heritage - $1,083,354 increase; Pioneer - Ohio - $313,638 increase; Delaware Atlantic - $246,293 increase; Southern of Virginia - $1,171,204 increase; and Pioneer - New York - 0.

9 -  BUSINESS COMBINATION

     In January 2001, the Company acquired all of the outstanding shares of Pioneer Insurance Company of New York ("Pioneer - New York") from the Mutual Company, which previously owned 100% of Pioneer - New York. The acquisition has been accounted for as a pooling of interests, as both Pioneer - New York and the Company are under the common management and control of the Mutual Company. As such, all financial data prior to January 1, 2001 has been restated to include the results of operations, financial position and cash flows of Pioneer - New York.

     The following information presents certain income statement data of the separate companies for the period preceding the merger:

     THREE MONTHS ENDED MARCH 31, 2000 (unaudited):

     Revenues

          Donegal Group, Inc.           $39,745,534

          Pioneer - New York                611,799
                                        -----------
             Total                      $40,357,333

     Net income (loss)

          Donegal Group, Inc.           $ 1,250,234

          Pioneer - New York                (87,552)
                                        -----------

             Total                      $ 1,162,682

     In connection with the transaction, the Mutual Company issued the Company a $4,441,311 note which bears a 6% rate and is due in one year. There were no material transactions between Donegal Group Inc. and Pioneer - New York prior to the merger. Pioneer - New York's accounting policies, which were previously based on statutory accounting principles, were conformed to the Company's accounting policies. Such changes did not materially impact Pioneer - New York's net income.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------

         RESULTS OF OPERATIONS -THREE MONTHS ENDED MARCH 31, 2001
         TO THREE MONTHS ENDED MARCH 31, 2000
         ------------------------------------

     In January 2001, the Company acquired all of the outstanding shares of Pioneer Insurance Company of New York ("Pioneer - New York") from the Mutual Company, which previously owned 100% of Pioneer - New York. The acquisition has been accounted for as a pooling of interests, as both Pioneer - New York and the Company are under the common management and control of the Mutual Company. As such, all financial data prior to January 1, 2001 has been restated to include the results of operations, financial position and cash flows of Pioneer - New York.

     Revenues for the three months ended March 31, 2001 were $44,792,026 an increase of $4,434,693 or 11.0%, over the same period of 2000. An increase in net premiums earned of $3,952,204 or 11.0%, represented most of this change. Net premiums written of the insurance subsidiaries increased 13.1% in the first quarter of 2001 compared to the first quarter of 2000. An increase in Atlantic State's share of the pooled business of itself and Donegal Mutual from 65 % to 70%, effective July 1, 2000, accounted for 6 percentage points of the 13.1 percentage point increase in the premiums written. Investment income for the first three months of 2001 increased $61,117 or 1.5%. A decrease in the annualized average return on investments from 6.0% in the first three month of 2000 to 5.6% in the first three months of 2001 offset by an increase in average invested assets from $267.3 million in the first three months of 2000 to $288.3 million in the first three months of 2001 accounted for the change. Realized investment gains were $120,807 in the first three months of 2001 compared to a loss of $281,910 for the same period of 2000. The realized losses in 2000 included $285,228 in losses which resulted from changes in the market value of two securities that were determined to be other then temporary. The realized gains in 2001 resulted from the normal turnover of the Company's portfolio.

     The GAAP combined ratio of insurance operations in the first three months of 2001 was 98.8% compared to 104.6% for the same period in 2000. The GAAP combined ratio is the sum of the ratios of incurred losses and loss adjusting expenses to premiums earned (loss ratio), policyholders dividends to premiums earned (dividend ratio), and underwriting expenses to premiums earned (expense ratio). The Company's loss ratio in the first three months of 2001 was 65.3% compared to 71.9% in the first three months of 2000. The Company's expense ratio for the first three months of 2001 was 32.5% compared to 31.7% for the first three months of 2000. The change in the expense ratio resulted primarily from increases in incentive costs related to the improved combined ratio. The dividend ratio remained unchanged at 1.0%.

     Federal income taxes for the three months ended March 31, 2001 represented 26.5% of the income before income taxes compared to 24.1% for the same period of 2000. These rates vary from the expected rate of 34% primarily due to the effect of tax exempt investment income.

LIQUIDITY AND CAPITAL RESOURCES


     The Company generates sufficient funds from its operations and maintains a high degree of liquidity in its investment portfolio. The primary source of funds to meet the demands of claim settlements and operating expenses are premium collections, investment earnings and maturing investments. The Company had no significant commitments for capital expenditures as of March 31, 2001.

     In investing funds made available from operations, the Company maintains securities maturities consistent with its projected cash needs for the payment of claims and expenses. The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

     As of March 31, 2001, pursuant to a credit agreement dated December 29, 1995, with Fleet National Bank of Connecticut, (the "Bank") the Company had unsecured borrowings of $37.0 million. Per the terms of the credit agreement, the Company may borrow up to $40 million at interest rates equal to the bank's then current prime rate or the then current London interbank Eurodollar bank rate plus 1.70%. At March 31, 2001, the interest rates on the outstanding balances were 6.8875% on an outstanding prime rate balance of $22.0 million and 6.7625% on an outstanding eurodollar rate balance of $15.0 million. In addition, the Company will pay a non-use fee at a rate of 3/10 of 1% per annum on the average daily unused portion of the Bank's commitment. On each July 27, commencing July 27, 2001, the credit line will be reduced by $8 million. Any outstanding loan in excess of the remaining credit line, after such reduction, will then be payable.

     The Company's principal source of cash with which to pay stockholder dividends is dividends from Atlantic States, Southern, Pioneer - Ohio, Pioneer - New York, Southern Heritage and Delaware, which are required by law to maintain certain minimum surplus on a statutory basis and are subject to regulations under which payment of dividends from statutory surplus is restricted and may require prior approval of their domiciliary insurance regulatory authorities. Atlantic States, Southern, Pioneer - Ohio, Pioneer - New York, Southern Heritage and Delaware are subject to Risk Based Capital (RBC) requirements effective for 1994. At December 31, 2000, each of the six Companies' capital was substantially above the RBC requirements. At December 31, 2000, amounts available for distribution as dividends to Donegal Group without prior approval of the insurance regulatory authorities are $5,414,419 from Atlantic States, $908,259 from Southern, $581,132 from Pioneer - Ohio, $323,992 from Delaware, $973,796 from Southern Heritage and none from Pioneer - New York.

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

                           PART II. OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS.
------  -----------------

     On March 30, 2001, an action was filed in the Court of Chancery of the State of Delaware against the Mutual Company, the Company and the directors of the Company. The action was filed derivatively on behalf of the Company and as a class action on behalf of the holders of the Company's common stock other than the Company, the Company's directors, the Mutual Company and their associates and affiliates.

     The action challenged the compliance of the Amendment to the Company's Charter, the Reverse Split and the Stock Dividend with certain provisions of the Delaware General Corporation Law and asserted a violation of fiduciary duties by the Mutual Company and the directors of the Company. The action also made certain allegations regarding the grant of stock options to certain persons and the manner in which the Coordinating Committee of the Boards of Directors of the Company and the Mutual Company operates.

     The Company, the Mutual Company and the Company's Board of Directors deny the allegations in the action, and believe the actions taken in connection with the Amendment to the Company's Charter, the reverse Split and the Stock Dividend were appropriate and in the best interest of all of the Company's stockholders.

     However, rather then engage in protracted and extensive litigation, the Company, the Mutual Company and the directors of the Company entered into an agreement, which is subject to court approval, settling the litigation. As part of the agreement, the Company agreed to various administrative changes related to the reverse Split and Stock Dividend, which were approved by the Company's Stockholders on April 19, 2001. Upon court approval of the settlement, it is anticipated that the Company and the Mutual Company will be obligated to pay certain legal fees to the plaintiff's counsel as determined by the court.

ITEM 2. CHANGES IN SECURITIES.
------  ---------------------
        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
------  -------------------------------

        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
        ---------------------------------------------------------

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

     The Company has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 2000 to March 31, 2001. In addition, the Company has maintained approximately the same investment mix during this period.

     There has been no material changes to the Company's quantitative or qualitative market risk exposure from December 31, 2000 through March 31, 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------  ---------------------------------------------------

          Annual Stockholders meeting held April 19, 2001.

          Directors elected at meeting:
                  Thomas J. Finley, Jr.
                         Votes for                 7,855,712
                         Votes withheld              484,020
                  John J. Lyons
                         Votes for                 7,857,014
                         Votes withheld              482,718

                  R. Richard Sherbahn
                         Votes for                 7,856,997
                         Votes withheld              482,735

Directors Continuing:
                  Robert S. Bolinger
                  Patricia A. Gilmartin
                  Philip H. Glatfelter
                  C. Edwin Ireland
                  Donald H. Nikolaus

        Amendment to Article 4 of the Company's Certificate of Incorporation:
                         Votes for                 7,073,603
                         Against                     629,849
                         Abstain                      13,089

        Adoption of the 2001 Equity Incentive Plan:
                         Votes for                  7,130,427
                         Against                      574,591
                         Abstain                       11,523

        Adoption of the 2001 Equity Incentive Plan for Directors:
                         Votes for                  7,127,526
                         Against                      575,371
                         Abstain                       13,644

        Adoption of 2001 Employee Stock Purchase Plan:
                         Votes for                  7,645,791
                         Against                       59,457
                         Abstain                       11,293

        Election of KPMG LLP as Auditors for 2001:
                         Votes for                  8,287,938
                         Against                       41,858
                         Abstain                        9,936




ITEM 5. OTHER INFORMATION.
------  -----------------
        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
------  --------------------------------
        (a)   EX -27 Financial Data Schedule
        (b)   Reports on 8-K:
              No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2001.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               DONEGAL GROUP INC.


   MAY 14, 2001                BY:
                                   ---------------------------------------
                                   Donald H. Nikolaus, President
                                     and Chief Executive Officer




   MAY 14, 2001                BY:
                                   ---------------------------------------
                                   Ralph G. Spontak, Senior Vice President,
                                     Chief Financial Officer and Secretary