Form 10-Q
period 2001-06-30
DONEGAL GROUP INC
filed 2001-08-14
CIK 800457

Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)

[x] Quarterly Report Pursuant to Section 13 of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2001

                                       or

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
                                              -----       -----
                Applicable Only to Issuers Involved in Bankruptcy
                  Proceedings During the Preceding Five Years:

         Indicate by check mark whether the registrant has filed all documents and reports required by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes . No .

                      Applicable Only to Corporate Issuers:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,973,804 shares of Class A Common Stock and 2,978,759 shares of Class B Common Stock, $0.01 par value, outstanding on July 31, 2001.

                          Part 1. Financial Information
Item 1.  Financial Statements.

                       Donegal Group Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                       June 30, 2001          Dec. 31, 2000*
                                                                       -------------          -------------
Assets
------

Investments
      Fixed maturities
          Held to maturity, at amortized cost                          $  88,835,677          $ 143,181,718
          Available for sale, at market value                            158,207,013            114,611,183
      Equity securities, available for sale at market                     14,012,536             12,112,236
      Short-term investments, at cost, which
          approximates market                                             15,486,003             19,439,505
                                                                       -------------          -------------
              Total investments                                          276,541,229            289,344,642
Cash                                                                       4,429,540              5,182,988
Accrued investment income                                                  4,000,067              4,002,464
Premiums receivable                                                       27,352,707             21,758,502
Reinsurance receivable                                                    81,424,798             67,443,687
Deferred policy acquisition costs                                         13,129,124             12,284,214
Federal income tax receivable                                                     --                259,962
Deferred federal income taxes                                              7,320,544              7,690,886
Prepaid reinsurance premiums                                              50,487,499             38,385,540
Property and equipment, net                                                4,882,667              5,236,483
Accounts receivable - securities                                           9,673,641                234,817
Other                                                                        689,420                757,554
                                                                       -------------          -------------
              Total assets                                             $ 479,931,236          $ 452,581,739
                                                                       =============          =============

Liabilities and Stockholders' Equity
------------------------------------

Liabilities

      Losses and loss expenses                                         $ 185,444,064          $ 169,375,927
      Unearned premiums                                                  132,151,607            113,613,537
      Accrued expenses                                                     5,170,815              5,877,475
      Reinsurance balances payable                                         1,039,705              1,634,975
      Federal income taxes payable                                           197,959                     --
      Cash dividend declared to stockholders                                      --                797,282
      Line of credit                                                      28,200,000             40,000,000
      Accounts payable - securities                                        1,808,232                959,652
      Due to affiliate                                                     3,607,566              4,528,996
      Other                                                                1,295,903              1,664,304
                                                                       -------------          -------------
              Total liabilities                                          358,915,851            338,452,148
                                                                       -------------          -------------

Stockholders' Equity
      Preferred stock, $1.00 par value, authorized
          2,000,000 shares; none issued
      Common stock, $1.00 par value, none and 20,000,000
          authorized, issued 0 and 8,980,977 shares and
          outstanding 0 and 8,858,689 shares                                      --              8,980,977
      Class A common stock, $.01 par value, authorized
          30,000,000 shares, issued 6,047,734 and 0 shares and
          outstanding 5,966,210 and 0 shares                                  60,477                     --
      Class B common stock, $.01 par value, authorized
          10,000,000 shares, issued 3,015,775 and 0 shares and
          outstanding 2,975,013 and 0 shares                                  30,158                     --
      Additional paid-in capital                                          56,661,826             46,969,840
      Accumulated other comprehensive income (loss)                        1,097,145               (199,063)
      Retained earnings                                                   64,057,527             59,269,593
      Treasury stock                                                        (891,748)              (891,756)
                                                                       -------------          -------------
              Total stockholders' equity                                 121,015,385            114,129,591
                                                                       -------------          -------------
              Total liabilities and stockholders' equity               $ 479,931,236          $ 452,581,739
                                                                       =============          =============

* Restated - See note 8.

          See accompanying notes to consolidated financial statements.

                       Donegal Group Inc. and Subsidiaries
                        Consolidated Statement of Income
                                   (Unaudited)

                                                                     Six Months Ended June 30,
                                                                ---------------------------------
                                                                    2001                2000 *
                                                                ------------         ------------
Revenues:

      Premiums earned                                           $132,720,546         $111,198,525
      Premiums ceded                                              51,027,654           38,662,693
                                                                ------------         ------------
          Net premiums earned                                     81,692,892           72,535,832
      Investment income, net of investment expenses                8,277,895            7,881,127
      Realized gain                                                  113,839              109,207
      Lease income                                                   399,616              414,994
      Service charge income                                          804,753              749,536
                                                                ------------         ------------
          Total revenues                                          91,288,995           81,690,696
                                                                ------------         ------------

Expenses:

      Losses and loss expenses                                    87,601,341           74,990,011
      Reinsurance recoveries                                      33,511,468           24,217,158
                                                                ------------         ------------
          Net losses and loss expenses                            54,089,873           50,772,853
      Amortization of deferred policy acquisition costs           13,171,000           12,376,000
      Other underwriting expenses                                 13,199,417           10,952,341
      Policy dividends                                               716,702              587,235
      Interest                                                     1,392,001            1,580,988
      Other expenses                                               1,077,715              568,007
                                                                ------------         ------------
          Total expenses                                          83,646,708           76,837,424
                                                                ------------         ------------

      Income before income taxes                                   7,642,287            4,853,272
Income taxes                                                       1,990,423            1,188,091
                                                                ------------         ------------
      Net income                                                $  5,651,864         $  3,665,181
                                                                ============         ============
Earnings per common share
      Basic                                                     $       0.63         $       0.42
                                                                ============         ============
      Diluted                                                   $       0.63         $       0.42
                                                                ============         ============



                 Consolidated Statement of Comprehensive Income
                                   (Unaudited)


                                                                     Six Months Ended June 30,
                                                                ---------------------------------
                                                                    2001                2000 *
                                                                ------------         ------------

Net income                                                      $  5,651,864         $  3,665,181
Other comprehensive income (loss), net of income tax
      Unrealized gains on securities:
          Unrealized holding gain during the period,
               net of income tax                                   1,371,342               11,835
          Reclassification adjustment, net of income tax             (75,134)             (72,077)
                                                                ------------         ------------
Other comprehensive income (loss)                                  1,296,208              (60,242)
                                                                ------------         ------------
Comprehensive income                                            $  6,948,072         $  3,604,939
                                                                ============         ============

* Restated - see note 8.

          See accompanying notes to consolidated financial statements.

                       Donegal Group Inc. and Subsidiaries
                        Consolidated Statement of Income
                                   (Unaudited)

                                                                    Three Months Ended June 30,
                                                                ----------------------------------
                                                                    2001                 2000 *
                                                                ------------          ------------
Revenues:
      Premiums earned                                           $ 67,647,307          $ 56,840,017
      Premiums ceded                                              25,995,317            20,392,883
                                                                ------------          ------------
          Net premiums earned                                     41,651,990            36,447,134
      Investment income, net of investment expenses                4,236,709             3,901,058
      Realized gain (loss)                                            (6,968)              391,117
      Lease income                                                   198,925               208,222
      Service charge income                                          416,313               385,832
                                                                ------------          ------------
          Total revenues                                          46,496,969            41,333,363
                                                                ------------          ------------

Expenses:
      Losses and loss expenses                                    45,051,226            36,135,473
      Reinsurance recoveries                                      17,120,037            11,311,532
                                                                ------------          ------------
          Net losses and loss expenses                            27,931,189            24,823,941
      Amortization of deferred policy acquisition costs            6,668,000             6,208,000
      Other underwriting expenses                                  6,694,388             5,694,300
      Policy dividends                                               317,322               234,273
      Interest                                                       579,387               757,778
      Other expenses                                                 682,378               294,120
                                                                ------------          ------------
          Total expenses                                          42,872,664            38,012,412
                                                                ------------          ------------
      Income before income taxes                                   3,624,305             3,320,951
Income taxes                                                         927,036               818,452
                                                                ------------          ------------
      Net income                                                $  2,697,269          $  2,502,499
                                                                ============          ============

Earnings per common share
      Basic                                                     $       0.30          $       0.29
                                                                ============          ============
      Diluted                                                   $       0.30          $       0.29
                                                                ============          ============

                 Consolidated Statement of Comprehensive Income
                                   (Unaudited)

                                                                    Three Months Ended June 30,
                                                                ----------------------------------
                                                                    2001                 2000 *
                                                                ------------          ------------

Net income                                                      $  2,697,269          $ 2,502,499
Other comprehensive income (loss), net of income tax
      Unrealized gains on securities:
          Unrealized holding gain (loss) during the period,
               net of income tax                                    (543,813)             499,967
          Reclassification adjustment, net of income tax               4,599              (258,138)
                                                                ------------          -----------
Other comprehensive income (loss)                                   (539,214)             241,829
                                                                ------------          -----------
Comprehensive income                                            $  2,158,055          $ 2,744,328
                                                                ============          ===========

* Restated - see note 8.

          See accompanying notes to consolidated financial statements.

                                        Donegal Group Inc. and Subsidiaries
                                  Consolidated Statement of Stockholders' Equity
                                                  (Unaudited)
                                      For the Six Months Ended June 30, 2001



                                                                     Common Stock
                                 Prior Shares  Class A Share  Class B Share  Prior Amount  Class A Amount  Class B Amount
                                 ------------  -------------  -------------  ------------  -------------   --------------
 Balance, December 31, 2000 *      8,980,977                                 $ 8,980,977     $      --        $   --

 Issuance of common stock             61,830       16,181                         61,830           162

 Recapitalization                 (9,042,807)   6,027,997       3,013,998     (9,042,807)       60,280        30,140

 Net income

 Cash dividends

 Exercise of stock options                          3,556           1,777                           35            18

 Other comprehensive income
                                 -----------    ---------       ---------    -----------     ---------      --------
 Balance, June 30, 2001                   --    6,047,734       3,015,775    $        --     $  60,477      $ 30,158
                                 ===========    =========       =========    ===========     =========      ========


[RESTUBBED]

                                                Accumulated
                                  Additional       Other                                      Total
                                    Paid-In    Comprehensive     Retained      Treasury    Stockholders'
                                    Capital     Income (Loss)    Earnings       Stock         Equity
                                    -------    --------------    --------        -----        ------
 Balance, December 31, 2000 *   $ 46,969,840    $  (199,063)   $ 59,269,593    $ (891,756)  $ 114,129,591

 Issuance of common stock            691,603                                                      753,595

 Recapitalization                  8,949,479                                            8          (2,900)

 Net income                                                       5,651,864                     5,651,864

 Cash dividends                                                    (863,930)                     (863,930)

 Exercise of stock options            50,904                                                       50,957

 Other comprehensive income                       1,296,208                                     1,296,208
                                ------------                   ------------    ----------   -------------
 Balance, June 30, 2001         $ 56,661,826    $ 1,097,145    $ 64,057,527    $ (891,748)  $ 121,015,385
                                ============    ===========    ============    ==========   =============


 * Restated - see note 8.

          See accompanying notes to consolidated financial statements.

                       Donegal Group Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                             Six Months Ended June 30,
                                                                        ---------------------------------
                                                                           2001                  2000 *
                                                                       ------------          ------------
Cash Flows from Operating Activities:
      Net income                                                       $  5,651,864          $  3,665,181
                                                                       ------------          ------------
      Adjustments to reconcile net income to net cash
                provided by operating activities:
           Depreciation and amortization                                    564,508               531,677
           Realized investment gain                                        (113,839)             (109,207)
      Changes in assets and liabilities:
           Losses and loss expenses                                      16,068,137             2,346,693
           Unearned premiums                                             18,538,070             8,319,848
           Premiums receivable                                           (5,594,205)           (3,449,513)
           Deferred policy acquisition costs                               (844,910)             (544,358)
           Deferred income taxes                                           (297,401)              333,926
           Reinsurance receivable                                       (13,981,111)             (924,572)
           Prepaid reinsurance premiums                                 (12,101,959)           (4,591,308)
           Accrued investment income                                          2,397              (168,086)
           Due to affiliate                                                (921,430)             (101,842)
           Reinsurance balances payable                                    (595,270)              (38,744)
           Current income taxes                                             457,921                39,279
           Other, net                                                    (1,037,422)             (966,099)
                                                                       ------------          ------------
                Net adjustments                                             143,486               677,694
                                                                       ------------          ------------
           Net cash provided by operating activities                      5,795,350             4,342,875
                                                                       ------------          ------------

Cash Flows from Investing Activities:
      Purchase of fixed maturities
           Held to maturity                                             (13,659,750)           (5,912,003)
           Available for sale                                           (25,623,643)          (13,194,803)
      Purchase of equity securities, available for sale                  (6,742,189)          (13,470,191)
      Maturity of fixed maturities
           Held to maturity                                              16,304,164             6,625,468
           Available for sale                                            22,506,453             4,700,000
      Sale of fixed maturities, available for sale                        4,271,591               496,250
      Sale of equity securities, available for sale                       5,180,419             9,440,407
      Net purchase of property and equipment                                (79,785)             (139,168)
      Net sales of short-term investments                                 3,953,502             4,279,814
                                                                       ------------          ------------
           Net cash provided by (used in) investing activities            6,110,762            (7,174,226)
                                                                       ------------          ------------

Cash Flows from Financing Activities:
      Cash dividends paid                                                (1,661,212)           (1,547,121)
      Issuance of common stock                                              801,652             1,715,694
      Line of credit, net                                               (11,800,000)                   --
                                                                       ------------          ------------
           Net cash provided by (used in) financing activities          (12,659,560)              168,573
                                                                       ------------          ------------
Net decrease in cash                                                       (753,448)           (2,662,778)
Cash at beginning of period                                               5,182,988             4,500,570
                                                                       ------------          ------------
Cash at end of period                                                  $  4,429,540          $  1,837,792
                                                                       ============          ============

Cash paid during period - Interest                                     $  2,045,457          $  1,102,693
Net cash paid during period - Taxes                                    $  1,825,000          $    810,456


* Restated - see note 8.

               See accompanying notes to consolidated financial statements.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                                   (Unaudited)

               Summary Notes to Consolidated Financial Statements

1 -    Organization

       Donegal Group Inc. (the "Company") was organized as a regional insurance holding company by Donegal Mutual Insurance Company (the "Mutual Company") on August 26, 1986 and operates in the Mid-Atlantic and Southern states through its wholly-owned stock insurance companies, Atlantic States Insurance Company ("Atlantic States"), Southern Heritage Insurance Company ("Southern Heritage"), Southern Insurance Company of Virginia ("Southern"), Delaware Atlantic Insurance Company ("Delaware"), Pioneer Insurance Company - New York ("Pioneer - New York") and Pioneer Insurance Company - Ohio ("Pioneer - Ohio") (collectively "Insurance Subsidiaries"). The Company has three operating segments: the investment function, the personal lines of insurance and the commercial lines of insurance. Products offered in the personal lines of insurance consist primarily of homeowners and private passenger automobile policies. Products offered in the commercial lines of insurance consist primarily of commercial automobile, commercial multiple peril and workers' compensation policies. The Insurance Subsidiaries are subject to regulation by Insurance Departments in those states in which they operate and undergo periodic examinations by those departments. The Insurance Subsidiaries are also subject to competition from other insurance companies in their operating areas. Atlantic States participates in an inter-company pooling arrangement with the Mutual Company and assumes 70% of the pooled business (65% prior to July 1, 2000). Southern cedes 50% of its business to the Mutual Company. At June 30, 2001, the Mutual Company held 62% of the outstanding common stock of the Company.

       During 2000, the Company acquired 45% of the outstanding stock of Donegal Financial Services Corporation ("DFSC"), a bank holding company, for $3,042,000 in cash. The remaining 55% of the outstanding stock of DFSC is owned by the Mutual Company.

       Effective January 1, 2001, the Mutual Company has entered into a retrocessional reinsurance agreement with Southern Heritage Insurance Company, whereby Southern Heritage cedes all of its business, net of outside reinsurance, to the Mutual Company who then retrocedes all of it back to Southern Heritage. For the three and six months ending June 30, 2001, this agreement resulted in a $4,308,755 and $8,131,273 increase, respectively, in both premiums earned and premiums ceded and a $2,342,641 and $4,044,619 increase, respectively, in both losses and loss expenses and reinsurance recoveries. However, this agreement has no impact on net premiums earned or net income.

       The Company has announced plans to streamline its corporate structure by merging a number of its subsidiaries together. Pending regulatory approval Pioneer - New York will be merged into Atlantic States Insurance Company and Southern Heritage Insurance Company will be merged into Southern Insurance Company of Virginia. Regulatory approval has been received for the merger of Delaware Atlantic Insurance Company into Atlantic States Insurance Company and this merger is effective August 1, 2001. This merger is not anticipated to have a material impact on the Company.

       On April 19, 2001 the Company's stockholders approved an amendment to the Company's Certificate of Incorporation. Among other things, the amendment reclassified the Company's common stock as Class B common stock and effected a one-for-three reverse split of the Company's Class B common stock effective April 19, 2001. The amendment also authorized a new class of common stock with one-tenth of a vote per share designated as Class A common stock. The Company's Board also approved a dividend of two shares of Class A common stock for each share of Class B common stock, after the one-for-three reverse split, held of record at the close of business April 19, 2001. The effect of the reverse split and the stock dividend taken together is that the Company will have the same total number of shares outstanding after the reverse split and the stock dividend as it did before the reverse split and the stock dividend. Therefore, there is no change in the historical earnings per share of the Class A common stock and the Class B common stock after the reverse split and the stock dividend compared to before the reverse split and the stock dividend.

       Each share of Class A common stock outstanding at the time of the declaration of any dividend or other distribution payable in cash upon the shares of Class B common stock is entitled to a dividend or distribution payable at the same time and to stockholders of record on the same date in an amount at least 10% greater than any dividend declared upon each share of Class B common stock. In the event of a merger or consolidation of the Company with or into another entity, the holders of Class A common stock and the holders of Class B common stock are entitled to receive the same per share consideration in such merger or consolidation. In the event of any liquidation, dissolution or winding-up of the Company, any assets available to common stockholders will be distributed pro-rata to the holders of Class A and Class B common stock.

     2 - Basis of Presentation

       The financial information for the interim period included herein is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary to a fair presentation of the financial position, results of operations and cash flow for the interim period included herein. The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of results of operations to be expected for the twelve months ended December 31, 2001.

       These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

3 -    Earnings Per Share

       The computation of basic and diluted earnings per share is as follows:

                                                                       Weighted
                                                                       Average                  Earnings
                                                 Net                    Shares                    Per
                                               Income                 Outstanding                Share
                                             ----------               -----------                ------
Three Months Ended June 30:

2001
----
         Basic                               $2,697,269                8,928,017                  $ .30
         Effect of stock options                     --                  167,955                     --
                                             ----------                ---------                  -----
         Diluted                             $2,697,269                9,095,972                  $ .30
                                             ----------                ---------                  -----


2000
----
         Basic                               $2,502,499                8,680,348                  $ .29
         Effect of stock options                     --                       --                     --
                                             ----------                ---------                  -----
         Diluted                             $2,502,499                8,680,348                  $ .29
                                             ----------                ---------                  -----

Six Months Ended June 30:

2001
----
         Basic                               $5,651,864                8,909,270                  $ .63
         Effect of stock options                     --                  133,194                  ---
                                             ----------                ---------               --------
         Diluted                             $5,651,864                9,042,464                  $ .63
                                             ----------                ---------                   ----


2000
----
         Basic                               $3,665,181                8,626,365                  $ .42
         Effect of stock options                     --                       --                     --
                                             ----------                ---------                  -----
         Diluted                             $3,665,181                8,626,365                  $ .42
                                             ----------                ---------                  -----

       The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:

                                             For The Three Months                          For The Six Months
                                                Ended June 30,                              Ended June 30,
                                          2001                2000                     2001                 2000
                                          ----                ----                     ----                 ----
Number of Options                        1,042,338           1,425,281                1,042,338            1,425,281
                                         =========           =========                =========            =========

4 -    Segment Information

       The Company evaluates the performance of the personal lines and commercial lines based upon underwriting results as determined under statutory accounting practices (SAP), which is used by management to measure performance for the total business of the Company. Financial data by segment is as follows:

                                                                             Three Months Ended June 30
                                                                             2001                2000
-------------------------------------------------------------------------------------------------------------------
                                                                                  ($ in thousands)
-------------------------------------------------------------------------------------------------------------------
Revenues:
       Premiums earned:
           Commercial lines                                                 $15,574              $12,933
           Personal lines                                                    26,078               23,514
-------------------------------------------------------------------------------------------------------------------
                Total net premiums earned                                    41,652               36,447
-------------------------------------------------------------------------------------------------------------------
       Net investment income                                                  4,237                3,901
       Realized investment
           Gain (loss)                                                           (7)                 391
       Other                                                                    615                  594
-------------------------------------------------------------------------------------------------------------------
Total revenues  $46,497                                                     $41,333
===================================================================================================================

Income before income taxes:
    Underwriting income (loss)
       Commercial lines                                                       $(760)             $ 1,349
       Personal lines                                                          (109)              (2,549)
-------------------------------------------------------------------------------------------------------------------
           SAP underwriting loss                                               (869)              (1,200)
       GAAP adjustments                                                         910                  687
-------------------------------------------------------------------------------------------------------------------
           GAAP underwriting income (loss)                                       41                 (513)
    Net investment income                                                     4,237                3,901
    Realized investment gain (loss)                                              (7)                 391
    Other                                                                      (647)                (458)
-------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                  $ 3,624              $ 3,321
===================================================================================================================

-------------------------------------------------------------------------------------------------------------------
                                                                              Six Months Ended June 30
                                                                             2001                2000
-------------------------------------------------------------------------------------------------------------------
                                                                                  ($ in thousands)
-------------------------------------------------------------------------------------------------------------------
Revenues:
    Premiums earned:
       Commercial lines                                                     $30,583              $25,347
       Personal lines                                                        51,110               47,189
-------------------------------------------------------------------------------------------------------------------
           Total net premiums earned                                         81,693               72,536
-------------------------------------------------------------------------------------------------------------------
       Net investment income                                                  8,278                7,881
       Realized investment gain                                                 114                  109
       Other                                                                  1,204                1,165
-------------------------------------------------------------------------------------------------------------------
Total revenues                                                              $91,289              $81,691
===================================================================================================================

Income before income taxes:
    Underwriting income (loss)
       Commercial lines                                                       $(430)                $458
       Personal lines                                                            51               (3,265)
-------------------------------------------------------------------------------------------------------------------
           SAP underwriting loss                                               (379)              (2,807)
       GAAP adjustments                                                         895                  654
-------------------------------------------------------------------------------------------------------------------
                 GAAP underwriting income (loss)                                516               (2,153)
    Net investment income                                                     8,278                7,881
    Realized investment gain                                                    114                  109
    Other                                                                    (1,266)                (984)
-------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                  $ 7,642               $4,853
===================================================================================================================

5 -      Restructuring Charge

         On September 29, 1999, the Company announced a plan to consolidate certain subsidiary support functions into its Marietta, Pennsylvania office. As a result of this consolidation, the Company recorded a restructuring charge in 1999 of $2,044,000 for employee termination benefits, occupancy charges, lease cancellation costs and asset impairments. The charge was included in other underwriting expenses. The consolidation has been completed.

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

         Included in occupancy charges are future lease obligations, less anticipated sublease benefits, for leased space that is no longer being used by the Delaware Atlantic and Southern Heritage subsidiary support functions.

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

         Activity in the restructuring accrual is as follows:

                                                    Employee         Occupancy         Contract           Totals
                                                   Termination                      Cancellations
                                                   Benefits
  --------------------------------------------------------------------------------------------------------------------
  RESTRUCTURING CHARGE                               $ 782,000      $ 488,000          $ 529,000        $1,799,000
  CASH PAYMENT                                        (343,000)       (47,000)          (365,000)         (755,000)
  REVERSAL OF PRIOR ACCRUAL                            (71,000)            --            (91,000)         (162,000)
  --------------------------------------------------------------------------------------------------------------------
  BALANCE AT DECEMBER 31, 1999                       $ 368,000      $ 441,000          $  73,000        $  882,000
  --------------------------------------------------------------------------------------------------------------------
  CASH PAYMENTS                                       (339,000)      (155,000)           (73,000)         (567,000)
  ACCRUAL ADJUSTMENT                                        --         12,000                 --            12,000
  --------------------------------------------------------------------------------------------------------------------
  BALANCE AT DECEMBER 31, 2000                       $  29,000      $ 298,000          $      --        $  327,000
  CASH PAYMENTS                                         (6,000)       (57,000)                --           (63,000)
  --------------------------------------------------------------------------------------------------------------------
  BALANCE AT 6/30/01                                 $  23,000      $ 241,000          $      --        $  264.000
  ====================================================================================================================


6 -    Recent Accounting Standards -
       Accounting for Derivative Instruments and Hedging Activities

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

       Business Combinations

       In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the purchase method of accounting to be used for all future business combinations and contains provisions for the accounting for goodwill and intangible assets. SFAS No. 142 is effective January 1, 2002, and will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead evaluated for impairment.

       As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $117,000 which will be subject to the transition provisions of Statements 141 and 142, no unamortized identifiable intangible assets, and no unamortized negative goodwill. Amortization expense related to goodwill was $61,534 and $30,505 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. The impact of adopting these Statements on the Company's financial statements is not expected to be material.

7 -    Implementation of Codification

       The National Association of Insurance Commissioners (NAIC) has adopted the Codification of Statutory Accounting Principles with an effective date of January 1, 2001. The codified principles are intended to provide a basis of accounting recognized and adhered to in the absence of conflict with, or silence of, state statutes and regulations. The impact of the codified principles on the statutory capital and surplus of the Company's Insurance Subsidiaries as of January 1, 2001 is as follows: Atlantic States - $5,922,449 increase; Southern Heritage - $1,083,354 increase; Pioneer-Ohio - $313,638 increase; Delaware Atlantic - $246,293 increase; Southern of Virginia - $1,171,204 increase; and Pioneer - New York - 0.

8 -    Business Combination

       In January 2001, the Company acquired all of the outstanding shares of Pioneer - New York from the Mutual Company, which previously owned 100% of Pioneer - New York. The acquisition has been accounted for as a reorganization of entities under common control, similar to a pooling of interests, as both Pioneer - New York and the Company are under the common management and control of the Mutual Company. As such, all financial data prior to January 1, 2001 has been restated to include the results of operations, financial position and cash flows of Pioneer - New York.

       The following information presents certain income statement data of the separate companies for the period preceding the merger:

         Three and six months ended June 30, 2000 (unaudited):

         Revenues                                        Three Months Ended                 Six Months Ended
                                                           June 30, 2000                     June 30, 2000
                                                           -------------                     -------------
                 Donegal Group, Inc.                         $40,801,600                      $80,547,134

                 Pioneer - New York                              531,763                        1,143,562
                                                           -------------                     ------------

                      Total                                   41,333,363                      $81,690,696

         Net income (loss)

                 Donegal Group, Inc.                        $  2,470,400                      $ 3,720,634

                 Pioneer - New York                               32,099                          (55,453)
                                                             -----------                     ------------

                     Total                                  $  2,502,499                      $ 3,665,181

       In connection with the transaction, the Company issued the Mutual Company a $4,441,311 note, which bears a 6% rate and is due in one year. The Company classifies this note in Due to Affiliate. There were no material transactions between Donegal Group Inc. and Pioneer - New York prior to the merger. Pioneer - New York's accounting policies, which were previously based on statutory accounting principles, were conformed to the Company's accounting policies. Such changes did not materially impact Pioneer - New York's net income.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         ---------------------------------------------

Results of Operations -Three Months Ended June 30, 2001
to Three Months Ended June 30, 2000
-----------------------------------
       In January 2001, the Company acquired all of the outstanding shares of Pioneer Insurance Company of New York ("Pioneer - New York") from the Mutual Company, which previously owned 100% of Pioneer - New York. The acquisition has been accounted for as a reorganization of entities under common control, similar to a pooling of interests, as both Pioneer - New York and the Company are under the common management and control of the Mutual Company. As such, all financial data prior to January 1, 2001 has been restated to include the results of operations, financial position and cash flows of Pioneer - New York.

       Revenues for the three months ended June 30, 2001 were $46,496,969, an increase of $5,163,606, or 12.5%, over the same period of 2000. An increase in net premiums earned of $5,204,856, or 14.3%, represented most of this change. Net premiums written of the insurance subsidiaries increased 17.7% in the second quarter of 2001 compared to the second quarter of 2000. An increase in Atlantic State's share of the pooled business of itself and Donegal Mutual from 65 % to 70%, effective July 1, 2000, accounted for 6.2 percentage points of the 17.7 percentage point increase in the premiums written. The remaining portion of the increase was primarily due to rate increases. Investment income for the second quarter of 2001 increased $335,651 or 8.6%. An increase in the annualized average return on investments from 5.8% in the second quarter of 2000 to 6.0% in the second quarter of 2001 and an increase in average invested assets from $269.7 million in the second quarter of 2000 to $281.9 million in the second quarter of 2001 accounted for the change. Realized investment losses were $6,968 in the second quarter of 2001 compared to a gain of $391,117 for the same period of 2000. The realized loss in 2001 included $463,735 in losses, which resulted from changes in the market value of securities that were determined to be other then temporary. The realized gains in 2000 resulted from the normal turnover of the Company's portfolio.

       The GAAP combined ratio of insurance operations in the second quarter of 2001 was 99.9% compared to 101.4% for the same period in 2000. The GAAP combined ratio is the sum of the ratios of incurred losses and loss adjusting expenses to premiums earned (loss ratio), policyholders' dividends to premiums earned (dividend ratio), and underwriting expenses to premiums earned (expense ratio). The Company's loss ratio in the second quarter of 2001 was 67.1% compared to 68.1% in the second quarter of 2000. The Company's expense ratio for the second quarter of 2001 was 32.1% compared to 32.7% for the second quarter of 2000. The dividend ratio increased from 0.6% in the second quarter of 2000 to 0.8% in the second quarter of 2001.

       Federal income taxes for the second quarter of 2001 represented 25.6% of the income before income taxes compared to 24.6% for the same period of 2000. These rates vary from the expected rate of 34% primarily due to the effect of tax-exempt investment income.

Results of Operations -Six Months Ended June 30, 2001
to Six Months Ended June 30, 2000
---------------------------------

       In January 2001, the Company acquired all of the outstanding shares of Pioneer Insurance Company of New York ("Pioneer - New York") from the Mutual Company, which previously owned 100% of Pioneer - New York. The acquisition has been accounted for as a reorganization of entities under common control, similar to a pooling of interests, as both Pioneer - New York and the Company are under the common management and control of the Mutual Company. As such, all financial data prior to January 1, 2001 has been restated to include the results of operations, financial position and cash flows of Pioneer - New York.

       Revenues for the six months ended June 30, 2001 were $91,288,995, an increase of $9,598,299 or 11.7%, over the same period of 2000. An increase in net premiums earned of $9,157,060 or 12.6%, represented most of this change. Net premiums written of the insurance subsidiaries increased 15.6% in the first half of 2001 compared to the first half of 2000. An increase in Atlantic State's share of the pooled business of itself and Donegal Mutual from 65% to 70%, effective July 1, 2000, accounted for 6.1 percentage points of the 15.6 percentage point increase in the premiums written. The remaining portion of the increase was primarily due to rate increases. Investment income for the first six months of 2001 increased $396,768 or 5.0%. An increase in the annualized average return on investments from 5.8% in the first six month of 2000 to 5.9% in the first six months of 2001 and an increase in average invested assets from $270.4 million in the first six months of 2000 to $282.9 million in the first six months of 2001 accounted for the change. Realized investment gains were $113,839 in the first six months of 2001 compared to a gain of $109,207 for the same period of 2000. The realized gains in 2000 and 2001 were net of losses of $285,208 and $463,735, respectively, in losses, which resulted from changes in the market value of securities that were determined to be other then temporary.

       The GAAP combined ratio of insurance operations in the first six months of 2001 was 99.4% compared to 103.0% for the same period in 2000. The GAAP combined ratio is the sum of the ratios of incurred losses and loss adjusting expenses to premiums earned (loss ratio), policyholders' dividends to premiums earned (dividend ratio), and underwriting expenses to premiums earned (expense ratio). The Company's loss ratio in the first six months of 2001 was 66.2% compared to 70.0% in the first six months of 2000. The Company's expense ratio for the first six months of 2001 was 32.3% compared to 32.2% for the first six months of 2000. The dividend ratio increased slightly from 0.8% for the first six months of 2000 to 0.9 for the first six months of 2001.

       Federal income taxes for the six months ended June 30, 2001 represented 26.0% of the income before income taxes compared to 24.5% for the same period of 2000. These rates vary from the expected rate of 34% primarily due to the effect of tax-exempt investment income.

Liquidity and Capital Resources
-------------------------------

       The Company generates sufficient funds from its operations and maintains a high degree of liquidity in its investment portfolio. The primary source of funds to meet the demands of claim settlements and operating expenses are premium collections, investment earnings and maturing investments. The Company had no significant commitments for capital expenditures as of June 30, 2001.

       In investing funds made available from operations, the Company maintains securities maturities consistent with its projected cash needs for the payment of claims and expenses. The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

       As of June 30, 2001, pursuant to a credit agreement dated December 29, 1995, with Fleet National Bank of Connecticut, (the " Bank") the Company had unsecured borrowings of $28.2 million. Per the terms of the credit agreement, the Company may borrow up to $40 million at interest rates equal to the bank's then current prime rate or the then current London interbank Eurodollar bank rate plus 1.70%. At June 30, 2001, the interest rates on the outstanding balances were 5.7625% on an outstanding eurodollar balance of $13.2 million and 5.75% on an outstanding eurodollar rate balance of $15.0 million. In addition, the Company will pay a non-use fee at a rate of 3/10 of 1% per annum on the average daily unused portion of the Bank's commitment. On each July 27, commencing July 27, 2001, the credit line will be reduced by $8 million. Any outstanding loan in excess of the remaining credit line, after such reduction, will then be payable.

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

       In June 2000, Delaware made a $3.8 million dividend distribution to Donegal Group, which was approved by the Delaware Insurance Department.

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

                           Part II. Other Information

Item 1.       Legal Proceedings.
------        ------------------

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

              However, rather than engage in protracted and extensive litigation, the Company, the Mutual Company and the directors of the Company entered into an agreement, which is subject to court approval, settling the litigation. As part of the agreement, the Company agreed to various administrative changes related to the Reverse Spit and Stock Dividend, which were approved by the Company's Stockholders on April 19, 2001. Upon court approval of the settlement, it is anticipated that the Company and the Mutual Company will be obligated to pay legal fees to the plaintiff's counsel as determined by the court. The Company does not expect these payments to have a material impact on its financial statements.

Item 2.      Changes in Securities. (None)
-------      ----------------------

Item 3.      Defaults upon Senior Securities.
-------      --------------------------------

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

              The Company has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 2000 to June 30, 2001. In addition, the Company has maintained approximately the investment mix during this period.

              There have been no material changes to the Company's quantitative or qualitative market risk exposure from December 31, 2000 through June 30, 2001.

Item 4.       Submission of Matters to a Vote of Security Holders.    (None)
------        ----------------------------------------------------

Item 5.       Other Information.      (None)
-------       ------------------

Item 6.       Exhibits and Reports on Form 8-K.
-------       ----------------------------------

              (a)   EX -27 Financial Data Schedule
              (b)   Reports on 8-K:
                     None

                                   Signatures
                                   ----------

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DONEGAL GROUP INC.

   August 14, 2001                   By:
                                        ------------------------------------
                                        Donald H. Nikolaus, President
                                        and Chief Executive Officer

   August 14, 2001                   By:
                                        ------------------------------------
                                        Ralph G. Spontak, Senior Vice President,
                                        Chief Financial Officer and Secretary