Form 10-Q
period 2001-09-30
DONEGAL GROUP INC
filed 2001-11-15
CIK 800457

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[x] Quarterly Report Pursuant to Section 13 of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2001

                                       or

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,992,602 shares of Class A Common Stock and 2,980,537 shares of Class B Common Stock, $0.01 par value, outstanding on October 31, 2001.

                       Part 1. Financial Information

Item 1.  Financial Statements.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                          Sept. 30, 2001          Dec. 31, 2000 *
                                                                          --------------          ---------------
ASSETS
------

Investments
      Fixed maturities
            Held to maturity, at amortized cost                           $  90,949,775           $ 143,181,718
            Available for sale, at market value                             179,863,548             114,611,183
      Equity securities, available for sale at market                        16,908,532              12,112,236
      Short-term investments, at cost, which
            approximates market                                              16,809,436              19,439,505
                                                                          -------------           -------------
                 Total investments                                          304,531,291             289,344,642
Cash                                                                          3,428,640               5,182,988
Accrued investment income                                                     3,691,298               4,002,464
Premiums receivable                                                          28,861,845              21,758,502
Reinsurance receivable                                                       64,200,319              54,543,884
Deferred policy acquisition costs                                            13,839,361              12,284,214
Federal income tax receivable                                                      --                   259,962
Deferred federal income taxes                                                 6,282,061               7,690,886
Prepaid reinsurance premiums                                                 31,424,599              24,712,384
Property and equipment, net                                                   4,736,932               5,236,483
Accounts receivable - securities                                                   --                   234,817
Other                                                                           648,950                 757,554
                                                                          -------------           -------------
                 Total assets                                             $ 461,645,296           $ 426,008,780
                                                                          =============           =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities
      Losses and loss expenses                                            $ 171,615,749           $ 156,476,124
      Unearned premiums                                                     117,191,350              99,940,381
      Accrued expenses                                                        5,919,747               5,877,475
      Reinsurance balances payable                                            1,274,636               1,634,975
      Federal income taxes payable                                               93,483                    --
      Cash dividend declared to stockholders                                       --                   797,282
      Line of credit                                                         28,200,000              40,000,000
      Accounts payable - securities                                           7,566,092                 959,652
      Due to affiliate                                                        4,268,643               4,528,996
      Other                                                                   1,442,635               1,664,304
                                                                          -------------           -------------
                 Total liabilities                                          337,572,335             311,879,189
                                                                          -------------           -------------

STOCKHOLDERS' EQUITY
      Preferred stock, $1.00 par value, authorized
            2,000,000 shares; none issued
      Common stock, $1.00 par value, authorized none and
            20,000,000 shares, issued none and 8,980,977 shares
            and outstanding none and 8,858,689 shares                              --                 8,980,977
      Class A common stock, $.01 par value, authorized
            30,000,000 shares, issued 6,074,126 and 0 shares and
            outstanding 5,992,602 and 0 shares                                   60,741                    --
      Class B common stock, $.01 par value, authorized
            10,000,000 shares, issued 3,021,299 and 0 shares and
            outstanding 2,980,537 and 0 shares                                   30,213                    --
      Additional paid-in capital                                             57,017,352              46,969,840
      Accumulated other comprehensive income (loss)                           3,641,004                (199,063)
      Retained earnings                                                      64,215,399              59,269,593
      Treasury stock                                                           (891,748)               (891,756)
                                                                          -------------           -------------
                 Total stockholders' equity                                 124,072,961             114,129,591
                                                                          -------------           -------------
                 Total liabilities and stockholders' equity               $ 461,645,296           $ 426,008,780
                                                                          =============           =============

* Restated - See note 9.

       See accompanying notes to consolidated financial statements.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                     Nine Months Ended September 30,
                                                                      2001                    2000 *
                                                                      ----                    ------
REVENUES:
      Net premiums earned                                        $ 124,291,595           $ 111,684,838
      Investment income, net of investment expenses                 11,988,347              12,009,023
      Net realized investment gains (losses)                          (448,462)                442,927
      Lease income                                                     599,564                 625,070
      Service charge income                                          1,223,937               1,157,898
                                                                 -------------           -------------
           Total revenues                                          137,654,981             125,919,756
                                                                 -------------           -------------

EXPENSES:
      Net losses and loss expenses                                  84,116,321              77,568,493
      Amortization of deferred policy acquisition costs             20,168,000              19,055,000
      Other underwriting expenses                                   20,144,001              16,772,418
      Policy dividends                                               1,182,481                 957,319
      Interest                                                       1,857,727               2,394,889
      Other expenses                                                 1,417,586                 852,754
                                                                 -------------           -------------
           Total expenses                                          128,886,116             117,600,873
                                                                 -------------           -------------

      Income before income taxes                                     8,768,865               8,318,883
Income taxes                                                         2,093,579               2,086,727
                                                                 -------------           -------------
      Net income                                                 $   6,675,286           $   6,232,156
                                                                 =============           =============

Earnings per common share
      Basic                                                      $        0.75           $        0.72
                                                                 =============           =============
      Diluted                                                    $        0.74           $        0.72
                                                                 =============           =============




                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                   Nine Months Ended September 30,
                                                                     2001                 2000 *
                                                                     ----                 ------

Net income                                                         $ 6,675,286          $ 6,232,156
Other comprehensive income, net of income tax
      Unrealized gains on securities:
           Unrealized holding gain during the period,
                net of income tax                                    3,544,082              901,414
           Reclassification adjustment, net of income tax              295,985             (292,332)
                                                                   -----------          -----------
Other comprehensive income                                           3,840,067              609,082
                                                                   -----------          -----------
Comprehensive income                                               $10,515,353          $ 6,841,238
                                                                   ===========          ===========


* Restated - see note 9.

       See accompanying notes to consolidated financial statements.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                  Three Months Ended September 30,
                                                                      2001                  2000 *
                                                                      ----                  ------
REVENUES:
      Net premiums earned                                        $ 42,598,703           $ 39,149,006
      Investment income, net of investment expenses                 3,710,452              4,127,896
      Net realized investment gains (losses)                         (562,301)               333,720
      Lease income                                                    199,948                210,076
      Service charge income                                           419,184                408,362
                                                                 ------------           ------------
           Total revenues                                          46,365,986             44,229,060
                                                                 ------------           ------------

EXPENSES:
      Net losses and loss expenses                                 30,026,448             26,795,640
      Amortization of deferred policy acquisition costs             6,997,000              6,679,000
      Other underwriting expenses                                   6,944,584              5,820,077
      Policy dividends                                                465,779                370,084
      Interest                                                        465,726                813,901
      Other expenses                                                  339,871                284,747
                                                                 ------------           ------------
           Total expenses                                          45,239,408             40,763,449
                                                                 ------------           ------------

      Income before income taxes                                    1,126,578              3,465,611
Income taxes                                                          103,156                898,636
                                                                 ------------           ------------
      Net income                                                 $  1,023,422           $  2,566,975
                                                                 ============           ============

Earnings per common share
      Basic                                                      $       0.11           $       0.29
                                                                 ============           ============
      Diluted                                                    $       0.11           $       0.29
                                                                 ============           ============



             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                   Three Months Ended September 30,
                                                                       2001                2000 *
                                                                       ----                ------
Net income                                                         $ 1,023,422          $ 2,566,975
Other comprehensive income, net of income tax
      Unrealized gains on securities:
           Unrealized holding gain during the period,
                net of income tax                                    2,172,740              889,579
           Reclassification adjustment, net of income tax              371,119             (220,255)
                                                                   -----------          -----------
Other comprehensive income                                           2,543,859              669,324
                                                                   -----------          -----------
Comprehensive income                                               $ 3,567,281          $ 3,236,299
                                                                   ===========          ===========


* Restated - see note 9.

      See accompanying notes to consolidated financial statements.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                  For the Nine Months Ended September 30, 2001



                                                                               Common Stock

                                   Prior Shares     Class A Shares     Class B Shares    Prior Amount       Class A Amount
                                   ------------     --------------     --------------    ------------       --------------



Balance, December 31, 2000 *         8,980,977                                           $   8,980,977      $        --

Issuance of common stock                61,830             39,039              3,758            61,830                390

Recapitalization                    (9,042,807)         6,027,975          3,013,987        (9,042,807)            60,280

Net income

Cash dividends

Grant of stock options

Exercise of stock options                                   7,112              3,554                                  71

Other comprehensive income
                                  --------------------------------------------------------------------------------------------

Balance, September 30, 2001               --            6,074,126          3,021,299     $        --        $      60,741
                                  ============================================================================================

[restubbed table]


                                                                    Accumulated
                                                                      Additional          Other                           Total
                                                     Paid-In        Comprehensive       Retained     Treasury       Stockholders'
                                  Class B Amount     Capital        Income (Loss)       Earnings       Stock           Equity
                                  --------------   -------------    -------------       --------       ------      --------------



Balance, December 31, 2000 *    $        --        $  46,969,840   $    (199,063)   $  59,269,593   $    (891,756)   $ 114,129,591

Issuance of common stock                   38            995,485                                                         1,057,743

Recapitalization                       30,140          8,949,361                                                8           (3,018)

Net income                                                                              6,675,286                        6,675,286

Cash dividends                                                                         (1,729,480)                      (1,729,480)

Grant of stock options                                                                                                         --

Exercise of stock options                 35             102,666                                                            102,772

Other comprehensive income                                             3,840,067                                          3,840,067
                              -----------------------------------------------------------------------------------------------------

Balance, September 30, 2001     $      30,213      $  57,017,352   $   3,641,004    $  64,215,399    $    (891,748)   $ 124,072,961
                              =====================================================================================================


      See accompanying notes to consolidated financial statements.

 * Restated - see note 9.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Nine Months Ended September 30,
                                                                             2001                    2000 *
                                                                             ----                    ------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                        $  6,675,286           $  6,232,156
                                                                         ------------           ------------
       Adjustments to reconcile net income to net cash
                 provided by operating activities:
            Depreciation and amortization                                     839,380                799,723
            Realized investment gain                                          448,462               (442,927)
       Changes in assets and liabilities:
            Losses and loss expenses                                       15,139,625              8,415,628
            Unearned premiums                                              17,250,969             15,019,978
            Premiums receivable                                            (7,103,343)            (4,380,245)
            Deferred policy acquisition costs                              (1,555,147)            (1,788,273)
            Deferred income taxes                                            (569,391)               162,627
            Reinsurance receivable                                         (9,656,435)            (4,278,936)
            Prepaid reinsurance premiums                                   (6,712,215)            (4,393,859)
            Accrued investment income                                         311,166               (520,900)
            Due to affiliate                                                 (260,353)               138,078
            Reinsurance balances payable                                     (360,339)                67,621
            Current income taxes                                              353,445                550,176
            Other, net                                                       (116,544)              (605,458)
                                                                         ------------           ------------
                 Net adjustments                                            8,009,280              8,743,233
                                                                         ------------           ------------
            Net cash provided by operating activities                      14,684,566             14,975,389
                                                                         ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of fixed maturities
            Held to maturity                                              (36,895,097)           (11,725,356)
            Available for sale                                            (53,380,298)           (21,232,004)
       Purchase of equity securities, available for sale                  (10,046,952)           (23,163,599)
       Maturity of fixed maturities
            Held to maturity                                               40,209,398             10,860,429
            Available for sale                                             36,307,020              6,576,600
       Sale of fixed maturities, available for sale                        12,275,464              1,490,469
       Sale of equity securities, available for sale                        5,770,980             14,318,432
       Net purchase of property and equipment                                (140,233)              (194,001)
       Net sales of short-term investments                                  2,630,069              4,411,044
                                                                         ------------           ------------
            Net cash used in investing activities                          (3,269,649)           (18,657,986)
                                                                         ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Cash dividends paid                                                 (2,526,762)            (2,333,081)
       Issuance of common stock                                             1,157,497              2,308,227
       Line of credit, net                                                (11,800,000)             3,000,000
                                                                         ------------           ------------
            Net cash provided by (used in) financing activities           (13,169,265)             2,975,146
                                                                         ------------           ------------

Net decrease in cash                                                       (1,754,348)              (707,451)
Cash at beginning of period                                                 5,182,988              4,500,570
                                                                         ------------           ------------
Cash at end of period                                                    $  3,428,640           $  3,793,119
                                                                         ============           ============

Cash paid during period - Interest                                       $  2,426,292           $  2,214,867
Net cash paid during period - Taxes                                      $  2,325,000           $  1,374,777

* Restated - see note 9.

        See accompanying notes to consolidated financial statements.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                                   (Unaudited)
               Summary Notes to Consolidated Financial Statements

1 -    ORGANIZATION

       Donegal Group Inc. (the "Company") was organized as a regional insurance holding company by Donegal Mutual Insurance Company (the "Mutual Company") on August 26, 1986 and operates in the Mid-Atlantic and Southern states through its wholly-owned stock insurance companies, Atlantic States Insurance Company ("Atlantic States"), Southern Heritage Insurance Company ("Southern Heritage"), Southern Insurance Company of Virginia ("Southern"), Pioneer Insurance Company - New York ("Pioneer - New York") and Pioneer Insurance Company - Ohio ("Pioneer - Ohio") (collectively "Insurance Subsidiaries"). The Company has three operating segments: the investment function, the personal lines of insurance and the commercial lines of insurance. Products offered in the personal lines of insurance consist primarily of homeowners and private passenger automobile policies. Products offered in the commercial lines of insurance consist primarily of commercial automobile, commercial multiple peril and workers' compensation policies. The Insurance Subsidiaries are subject to regulation by Insurance Departments in those states in which they operate and undergo periodic examinations by those departments. The Insurance Subsidiaries are also subject to competition from other insurance companies in their operating areas. Atlantic States participates in an inter-company pooling arrangement with the Mutual Company and assumes 70% of the pooled business (65% prior to July 1, 2000). Southern cedes 50% of its business to the Mutual Company. At September 30, 2001, the Mutual Company held 62% of the outstanding common stock of the Company.

       During 2000, the Company acquired 45% of the outstanding stock of Donegal Financial Services Corporation ("DFSC"), a bank holding company, for $3,042,000 in cash. The remaining 55% of the outstanding stock of DFSC is owned by the Mutual Company.

       Effective January 1, 2001, Southern Heritage entered into an agreement with Mutual Company, under which Southern Heritage cedes, and then reassumes back, 100% of their business net of reinsurance. The primary purpose of this agreement is to provide Southern Heritage with the same A.M. Best rating (currently "A") as the Mutual Company, which Southern Heritage could not achieve without this contract in place. This agreement does not transfer insurance risk. While this subsidiary ceded and reassumed premiums of $4,008,652 and $12,139,925 and losses and loss expenses of $1,610,080 and 5,654,699 under this agreement for the three and nine months ended September 30, 2001, respectively, the amounts are not reflected in the consolidated financial statements. The aggregate unearned premiums and unpaid losses and loss expenses ceded and reassumed under this agreement were $7,598,626 and $8,583,613 at September 30, 2001.

       The Company has announced plans to streamline its corporate structure by merging a number of its subsidiaries together. Pending regulatory approval, Southern Heritage Insurance Company will be merged into Southern Insurance Company of Virginia. Regulatory approvals have been received for the mergers of Delaware Atlantic Insurance Company and Pioneer - New York into Atlantic States Insurance Company and these mergers are effective August 1, 2001 and October 1, 2001 respectively. These mergers are not anticipated to have a material impact on the Company.

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

2 -    BASIS OF PRESENTATION

       The financial information for the interim period included herein is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary to a fair presentation of the financial position, results of operations and cash flow for the interim period included herein. The results of operations for the three and nine months ended September 30, 2001, are not necessarily indicative of results of operations to be expected for the twelve months ended December 31, 2001.

       These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

3 -    RECLASSIFICATIONS

       Certain amounts in these financial statements have been reclassified from those previously presented. Gross and ceded premiums earned and losses and loss adjustment expenses are no longer presented in the statements of income. Reinsurance recoverable, prepaid reinsurance premiums, unearned premiums, and the liabilities for losses and loss adjustment expenses have been reduced in the consolidated balance sheet as they no longer include the amounts ceded and reassumed under agreements between several subsidiaries and the Mutual Company. The primary purpose of the agreements is to provide these subsidiaries with the same A.M. Best rating (currently "A") as the Mutual Company, which these subsidiaries could not achieve without these contracts in place. These agreements do not transfer risk. The consolidated statements of cash flows have been revised to conform to the changes in the consolidated balance sheet. These reclassifications had no effect on total revenues, total expenses, net income, net income per share, cash flows provided by operating activities, or stockholders' equity.

4 -    EARNINGS PER SHARE

       The computation of basic and diluted earnings per share is as follows:

                                                      Weighted
                                                      Average        Earnings
                                        Net            Shares          Per
                                      Income        Outstanding       Share
                                      ------        -----------      -----

THREE MONTHS ENDED SEPTEMBER 30:

2001
         Basic                       $1,023,422      8,963,207     $    .11
         Effect of stock options           --          172,497         --
                                     ----------     ----------     --------
         Diluted                     $1,023,422      9,135,704     $    .11
                                     ----------     ----------     --------


2000
         Basic                       $2,566,975      8,768,751     $    .29
         Effect of stock options           --             --           --
                                     ----------     ----------     --------
         Diluted                     $2,566,975      8,768,751     $    .29
                                     ----------     ----------     --------

NINE MONTHS ENDED SEPTEMBER 30:

2001
         Basic                       $6,675,286      8,927,446     $    .75
         Effect of stock options           --          146,295          .01
                                     ----------     ----------     --------
         Diluted                     $6,675,286      9,073,741     $    .74
                                     ----------     ----------     --------


2000
         Basic                       $6,232,156      8,674,174     $    .72
         Effect of stock options           --             --           --
                                     ----------     ----------     --------
         Diluted                     $6,232,156      8,674,174     $    .72
                                     ----------     ----------     --------

       The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:

                                            For The Three Months                          For The Nine Months
                                            Ended September 30,                           Ended September 30,
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

5 -    SEGMENT INFORMATION

       The Company evaluates the performance of the personal lines and commercial lines based upon underwriting results as determined under statutory accounting practices (SAP), which is used by management to measure performance for the total business of the Company. Financial data by segment is as follows:

                                                                         Three Months Ended September 30
                                                                             2001                2000
--------------------------------------------------------------------------------------------------------------------
                                                                                  ($ in thousands)
--------------------------------------------------------------------------------------------------------------------
Revenues:
       Premiums earned:
           Commercial lines                                              $   16,078           $   14,183
           Personal lines                                                    26,521               24,966
--------------------------------------------------------------------------------------------------------------------
                Total net premiums earned                                    42,599               39,149
--------------------------------------------------------------------------------------------------------------------
       Net investment income                                                  3,710                4,128
       Realized investment gains (losses)                                     (562)                  334
       Other                                                                    619                  618
--------------------------------------------------------------------------------------------------------------------
Total revenues                                                           $   46,366           $   44,229
====================================================================================================================

Income before income taxes:
    Underwriting income (loss)
       Commercial lines                                                       $(113)               $(141)
       Personal lines                                                        (2,394)              (1,638)
--------------------------------------------------------------------------------------------------------------------
           SAP underwriting loss                                             (2,507)              (1,779)
       GAAP adjustments                                                         672                1,263
--------------------------------------------------------------------------------------------------------------------
           GAAP underwriting loss                                            (1,835)                (516)
    Net investment income                                                     3,710                4,128
    Realized investment gains (losses)                                         (562)                 334
    Other                                                                      (186)                (480)
--------------------------------------------------------------------------------------------------------------------
Income before income taxes                                               $    1,127           $    3,466
=====================================================================================================================


                                                                           Nine Months Ended September 30
                                                                             2001                 2000
--------------------------------------------------------------------------------------------------------------------
                                                                                   ($ in thousands)
--------------------------------------------------------------------------------------------------------------------
Revenues:
    Premiums earned:
       Commercial lines                                                  $   46,661           $   39,530
       Personal lines                                                        77,631               72,155
--------------------------------------------------------------------------------------------------------------------
           Total net premiums earned                                        124,292              111,685
--------------------------------------------------------------------------------------------------------------------
       Net investment income                                                 11,988               12,009
       Realized investment gains (losses)                                      (448)                 443
       Other                                                                  1,823                1,783
--------------------------------------------------------------------------------------------------------------------
Total revenues                                                           $  137,655           $  125,920
====================================================================================================================

Income before income taxes:
    Underwriting income (loss)
       Commercial lines                                                  $     (543)          $      317
       Personal lines                                                        (2,343)              (4,903)
--------------------------------------------------------------------------------------------------------------------
           SAP underwriting loss                                             (2,886)              (4,586)
       GAAP adjustments                                                       1,567                1,917
--------------------------------------------------------------------------------------------------------------------
                 GAAP underwriting loss                                      (1,319)              (2,669)
    Net investment income                                                    (1,988)              12,009
    Realized investment gains (losses)                                         (448)                 443
    Other                                                                    (1,452)              (1,464)
--------------------------------------------------------------------------------------------------------------------
Income before income taxes                                               $    8,769           $    8,319
--------------------------------------------------------------------------------------------------------------------

6 -      RESTRUCTURING CHARGE

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

         Activity in the restructuring accrual is as follows:

                                                    Employee         Occupancy         Contract           Totals
                                                   Termination                      Cancellations
                                                    Benefits
  ---------------------------------------------- ---------------- ---------------- ----------------- -----------------
  RESTRUCTURING CHARGE                                $782,000       $488,000           $529,000        $1,799,000
  CASH PAYMENT                                        (343,000)       (47,000)          (365,000)         (755,000)
  REVERSAL OF PRIOR ACCRUAL                            (71,000)             -            (91,000)         (162,000)
  ---------------------------------------------- ---------------- ---------------- ----------------- -----------------
  BALANCE AT DECEMBER 31, 1999                        $368,000       $441,000           $ 73,000        $  882,000
  ---------------------------------------------- ---------------- ---------------- ----------------- -----------------
  CASH PAYMENTS                                       (339,000)      (155,000)           (73,000)         (567,000)
  ACCRUAL ADJUSTMENT                                         -         12,000                  -            12,000
  ---------------------------------------------- ---------------- ---------------- ----------------- -----------------
  BALANCE AT DECEMBER 31, 2000                        $ 29,000       $298,000           $      -        $  327,000
  CASH PAYMENTS                                         (8,000)       (74,000)                 -           (82,000)
  ---------------------------------------------- ---------------- ---------------- ----------------- -----------------
  BALANCE AT SEPTEMBER 30, 2001                       $ 21,000       $224,000           $      -        $  245,000
  ---------------------------------------------- ---------------- ---------------- ----------------- -----------------

7 -    RECENT ACCOUNTING STANDARDS -
       ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

       As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $117,000 which will be subject to the transition provisions of Statements 141 and 142, no unamortized identifiable intangible assets, and no unamortized negative goodwill. Amortization expense related to goodwill was $61,534 and $45,758 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. The impact of adopting these Statements on the Company's financial statements is not expected to be material.

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

       The following information presents certain income statement data of the separate companies for the period preceding the merger:

         Three and nine months ended September 30, 2000 (unaudited):

         Revenues                                       Three Months Ended               Nine Months Ended
                                                        September 30, 2000               September 30, 2000
                                                        ------------------               ------------------

                 Donegal Group, Inc.                         $43,630,503                     $124,177,637

                 Pioneer - New York                              598,557                        1,742,119
                                                           -------------                     ------------

                      Total                                  $44,229,060                     $125,919,756

         Net income (loss)

                 Donegal Group, Inc.                         $ 2,602,045                     $  6,322,679

                 Pioneer - New York                              (35,070)                         (90,523)
                                                            -------------                    ------------

                     Total                                   $ 2,566,975                     $  6,232,156

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------


RESULTS OF OPERATIONS -THREE MONTHS ENDED SEPTEMBER 30, 2001
TO THREE MONTHS ENDED SEPTEMBER 30, 2000
----------------------------------------


        In January 2001, the Company acquired all of the outstanding shares of Pioneer Insurance Company of New York ("Pioneer - New York") from the Mutual Company, which previously owned 100% of Pioneer-New York. The Acquisition had been accounted for as a reorganization of entities under common control, similar to a pooling of interests, as both Pioneer -New York and the Company are under common management and control of the Mutual Company. As such, all financial data prior to January 1, 2001 has been restated to include the results of operation, financial position and cash flows of Pioneer - New York.

        Revenues for the three months ended September 30, 2001 were $46,365,986 an increase of $2,136,926 or 4.8%, over the same period of 2000. An increase in premiums earned of $3,449,697, or 8.8% offset by a decrease in investment income of $417,444, or 10.1%, along with realized losses of $562,301 compared to realized gains of $333,720 in the third quarter of 2000 accounted for most of this change. A decrease in the annualized average return on investments from 5.9% in the third quarter of 2000 to 5.1% in the third quarter of 2001 offset by an increase in average invested assets from $278.2 million in the third quarter of 2000 to $290.5 million in the third quarter of 2001, accounted for most of the investment income change. The realized loss in the third quarter of 2001 included $604,235 in losses, which resulted from declines in the market value of securities that were determined to be other then temporary. The realized gain in the third quarter of 2000 resulted from the normal turnover of the Company's portfolio.

        The GAAP combined ratio of insurance operations in the third quarter of 2001 was 104.3% compared to 101.3% for the same period in 2000. The GAAP combined ratio is the sum of the ratios of incurred losses and loss adjusting expenses to premiums earned (loss ratio), policyholders dividends to premiums earned (dividend ratio), and underwriting expenses to premiums earned (expense ratio). The Company's loss ratio in the third quarter of 2001 was 70.5% compared to 68.4% for the same period of 2000. Weather related claims of approximately $250,000 from one storm in August, 2001, an increase in the severity of claims and a worsening loss ratio in the Company's Commercial Automobile line of business accounted for most of the increase in the loss ratio. The expense ratio for the third quarter of 2001 was 32.7% compared to 31.9% for the third quarter of 2000. The change in the expense ratio resulted primarily from expenses related to a travel production incentive for agents in 2001 which added 0.7% to the expense ratio compared to the third quarter of 2000. The dividend ratio increased slightly to 1.1% for the third quarter of 2001 compared to 0.9% for the same period of 2000.

        Federal income taxes for the three months ended September 30, 2001 represented 9.2% of the income before income taxes compared to a 25.9% for the same period of 2000 due to tax exempt interest representing a much larger percentage of pretax income in the third quarter of 2001. These rates vary from the expected rate of 34% primarily due to the effect of tax-exempt investment income.


RESULTS OF OPERATIONS -NINE MONTHS ENDED SEPTEMBER 30, 2001
TO NINE MONTHS ENDED SEPTEMBER 30, 2000
---------------------------------------


        In January 2001, the Company acquired all of the outstanding shares of Pioneer Insurance Company of New York ("Pioneer - New York") from the Mutual Company, which previously owned 100% of Pioneer-New York. The Acquisition had been accounted for as a reorganization of entities under common control, similar to a pooling of interests, as both Pioneer -New York and the Company are under common management and control of the Mutual Company. As such, all financial data prior to January 1, 2001 has been restated to include the results of operation, financial position and cash flows of Pioneer - New York.

        Revenues for the nine months ended September 30, 2001 were $137,654,981 an increase of $11,735,225 or 9.3%, over the same period of 2000. An increase in premiums earned of $12,606,757, or 11.3% offset by a realized loss of $448,462 compared to a realized gain of $442,927 for the first nine months of 2000 accounted for most of the change. Premiums earned were effected by an increase from 65% to 70% in Atlantic States Insurance Company's share of the pooled business of itself and Donegal Mutual Insurance Company which was effective July 1, 2000. This change accounted for $4,273,297, or 3.8 percentage points of the earned premium increase with the remaining increase coming from normal growth and rate increases. A decrease in the annualized average return on investments from 5.8% for the first nine months of 2000 to 5.3% for the first nine months of 2001 was offset by an increase in average invested assets of approximately $21 million. The realized loss in the first nine months of 2001 included $1,067,970 in losses, which resulted from declines in the market value of securities that were determined to be other then temporary. The realized gains in the nine month period ended September 30, 2000 resulted from the normal turnover of the Company's portfolio.

        The GAAP combined ratio of insurance operations in the nine months ended September 30, 2001 was 101.1% compared to 102.4% for the same period in 2000. The GAAP combined ratio is the sum of the ratios of incurred losses and loss adjusting expenses to premiums earned (loss ratio), policyholders dividends to premiums earned (dividend ratio), and underwriting expenses to premiums earned (expense ratio). The Company's loss ratio in the first nine months of 200 was 67.7% compared to 69.5% for the same period of 2000. The Company's expense ratio for the first nine months of 2001 was 32.4% compared to 32.1% for the first nine months of 2000. The dividend ratio remained virtually unchanged at 1.0% for the first nine months of both 2001 compared to 0.9% for the first nine months of 2000.

        Federal income taxes for the three months ended September 30, 2001 represented 23.9% of the income before income taxes compared to a 25.1% for the same period of 2000. These rates vary from the expected rate of 34% primarily due to the effect of tax-exempt investment income.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

       The Company generates sufficient funds from its operations and maintains a high degree of liquidity in its investment portfolio. The primary source of funds to meet the demands of claim settlements and operating expenses are premium collections, investment earnings and maturing investments. The Company had no significant commitments for capital expenditures as of September 30, 2001.

       In investing funds made available from operations, the Company maintains securities maturities consistent with its projected cash needs for the payment of claims and expenses. The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

       As of September 30, 2001, pursuant to a credit agreement dated December 29, 1995, with Fleet National Bank of Connecticut, (the " Bank") the Company had unsecured borrowings of $28.2 million. Per the terms of the credit agreement, the Company may borrow up to $32 million at interest rates equal to the bank's then current prime rate or the then current London interbank Eurodollar bank rate plus 1.70%. At September 30, 2001, the interest rates on the outstanding balances were 5.28% on an outstanding eurodollar balance of $13.2 million and 5.01% on an outstanding eurodollar rate balance of $15.0 million. In addition, the Company pays a non-use fee at a rate of 3/10 of 1% per annum on the average daily unused portion of the Bank's commitment. On each July 27, the credit line is reduced by $8 million. Any outstanding loan in excess of the remaining credit line, after such reduction, will then be payable.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
------- ------------------

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

           However, rather than engage in protracted and extensive litigation, the Company, the Mutual Company and the directors of the Company entered into an agreement to settle the litigation. As part of the agreement, the Company agreed to various administrative changes related to the Reverse Spit and Stock Dividend, which were approved by the Company's Stockholders on April 19, 2001. The Company and the Mutual Company paid legal fees and expenses to the plaintiff's counsel of $245,000 as determined by the court.

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

           The Company has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 2000 to September 30, 2001. In addition, the Company has maintained approximately the investment mix during this period.

           There have been no material changes to the Company's quantitative or qualitative market risk exposure from December 31, 2000 through September 30, 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.    (None)
------- ---------------------------------------------------

ITEM 5. OTHER INFORMATION.      (None)
------- ------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
------- ---------------------------------

           (a)   EX -27 Financial Data Schedule
           (b)   Reports on 8-K:
                 None

                                   Signatures


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 DONEGAL GROUP INC.


   November 10, 2001             By: /s/ Donald H. Nikolaus
                                     ------------------------------------------
                                       Donald H. Nikolaus, President
                                         and Chief Executive Officer




   November 10, 2001             By: /s/ Ralph G. Spontak
                                     ------------------------------------------
                                       Ralph G. Spontak, Senior Vice President,
                                         Chief Financial Officer and Secretary