Form 10-K
period 2001-12-31
DONEGAL GROUP INC
filed 2002-03-28
CIK 800457

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
                                       OR

[x]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number 0-15341

                               DONEGAL GROUP INC.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                               23-2424711
--------------------------------------                          ------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

1195 River Road, Marietta, Pennsylvania                           17547
-----------------------------------------                        -------
(Address of principal executive offices)                       (Zip code)

Registrant's telephone number, including area code: (888) 877-0600

Securities registered pursuant to Section 12(b) of the Act:  None.

           Securities registered pursuant to Section 12(g) of the Act:

                      Class A Common Stock, $.01 par value
                      ------------------------------------

                      Class B Common Stock, $.01 par value
                      ------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

On March 15, 2002, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the Registrant was $27,175,970.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 6,031,892 shares of Class A Common Stock and 2,981,870 shares of Class B Common Stock were outstanding on March 15, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE:

i. Portions of the Registrant's annual report to stockholders for the fiscal year ended December 31, 2001 are incorporated by reference into Parts I, II and IV of this report.

ii. Portions of the Registrant's proxy statement relating to the annual meeting of stockholders to be held April 18, 2002 are incorporated by reference into Part III of this report.

                               DONEGAL GROUP INC.

                            INDEX TO FORM 10-K REPORT

                                                                                                                       Page
                                                                                                                       ----
PART I...................................................................................................................1

   Item 1.      Business.................................................................................................1
   Item 2.      Properties..............................................................................................30
   Item 3.      Legal Proceedings.......................................................................................30
   Item 4.      Submission of Matters to a Vote of Security Holders.....................................................31
                Executive Officers of the Company.......................................................................31

PART II.................................................................................................................32

   Item 5.      Market for the Registrant's Common Equity and Related Stockholder Matters...............................32
   Item 6.      Selected Financial Data.................................................................................32
   Item 7.      Management's Discussion and Analysis of Financial Condition and
                Results of Operations...................................................................................32
   Item 8.      Financial Statements and Supplementary Data.............................................................32
   Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................................................................................32

PART III................................................................................................................33

   Item 10.     Directors and Executive Officers of the Registrant......................................................33
   Item 11.     Executive Compensation..................................................................................33
   Item 12.     Security Ownership of Certain Beneficial Owners and Management..........................................33
   Item 13.     Certain Relationships and Related Transactions..........................................................33

PART IV.................................................................................................................34

   Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................................34

                                     PART I

Item 1.  Business.
------   --------

         (a)      General Development of Business.
                  -------------------------------

         Donegal Group Inc. is an insurance holding company formed in August 1986, which is headquartered in Pennsylvania and engages, through its subsidiaries, in the property and casualty insurance business in 14 mid-Atlantic and southeastern states. As used in this Report, "DGI" or the "Company" refers to Donegal Group Inc. and its insurance subsidiaries, Atlantic States Insurance Company ("Atlantic States"), Southern Insurance Company of Virginia ("Southern"), Pioneer Insurance Company ("Pioneer Ohio") and Southern Heritage Insurance Company ("Southern Heritage"). To reduce expenses and enhance operating efficiencies, during 2001 two of DGI's former insurance company subsidiaries, Delaware Atlantic Insurance Company ("Delaware Atlantic") and Pioneer Insurance Company, a New York company ("Pioneer New York"), merged into Atlantic States. Except as otherwise noted, all financial information included in this Report for Atlantic States includes the financial information of those former subsidiaries through the dates of the mergers.

         Donegal Mutual Insurance Company (the "Mutual Company") currently owns 63.7% of the outstanding Class A Common Stock and 62.1% of the outstanding Class B Common Stock of the Company. DGI and its subsidiaries and the Mutual Company underwrite a broad line of personal and commercial coverages, consisting of private passenger and commercial automobile, homeowners, commercial multi-peril, workers' compensation and other lines of insurance.

         The Company's strategy is to seek growth both internally and through acquisitions. Since the formation of the Company and Atlantic States in 1986, the Company has completed the following acquisitions:

                                                                                                         Net Premiums
                                                                                 Net Premiums            Written Year
                                                                                 Written Year                Ended
                                                                  Year             Prior to              December 31,
Company Acquired                                                Acquired         Acquisition                  2001
----------------                                                --------         -----------             -------------
Southern Insurance Company of Virginia                            1988          $  1,128,843               $15,213,371
Delaware Atlantic Insurance Company(1)                            1995             2,824,398                        --
Pioneer Insurance Company (Ohio)                                  1997             4,499,273                 4,941,980
Southern Heritage Insurance Company                               1998            32,002,540                17,226,133
Pioneer Insurance Company (New York)(1)                           2001             1,917,723                        --

----------------
(1)  Merged into Atlantic States in 2001.

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

         As of December 31, 1995, the Company acquired all of the outstanding capital stock of Delaware Atlantic pursuant to a Stock Purchase Agreement dated as of December 21, 1995 between the Company and the Mutual Company. On August 1, 2001, Delaware Atlantic merged into Atlantic States.

         As of March 31, 1997, the Company acquired all of the outstanding capital stock of Pioneer Ohio pursuant to a Stock Purchase Agreement dated as of April 7, 1997 between the Company and the Mutual Company. The Company plans to merge Pioneer Ohio into Atlantic States in 2002 upon the receipt of regulatory approval, which is expected prior to June 30, 2002.

         On November 17, 1998, DGI purchased all of the outstanding capital stock of Southern Heritage, a Georgia-domiciled property and casualty insurance company, from Southern Heritage Limited Partnership for a purchase price, as finally settled, of $18,824,950 in cash. The Company plans to merge Southern Heritage into Southern upon the receipt of regulatory approval, which is expected prior to June 30, 2002.

         As of January 1, 2001, DGI purchased all of the outstanding capital stock of Pioneer New York from the Mutual Company pursuant to a Stock Purchase Agreement dated as of July 20, 2000. The acquisition has been accounted for as a reorganization of entities under common control, similar to a pooling of interest, as both Pioneer New York and the Company are under the common management of the Mutual Company. Accordingly, the Company's financial statements have been restated to include Pioneer New York as a consolidated subsidiary. On September 30, 2001, Pioneer New York merged into Atlantic States.

         DGI and the Mutual Company jointly own Donegal Financial Services Corporation ("Donegal Financial"), the holding company for Province Bank FSB ("Province Bank"), a federal savings bank headquartered in Marietta, Pennsylvania. Province Bank opened for business in September 2000, and its deposits are insured by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation. Donegal Financial's capital stock is owned 55% by the Mutual Company and 45% by the Company.

         Effective as of the close of business on April 19, 2001, the Company:
(a) effected a one-for-three reverse stock split of its previously authorized Common Stock and redesignated that Common Stock as Class B Common Stock; and (b) declared a dividend of two shares of Class A Common Stock payable on each share of Class B Common Stock then outstanding. As a result of the reverse stock split and the stock dividend, each person who held shares of the Company's previously authorized Common Stock as of the close of business on April 19, 2001 thereafter continued to hold, exclusive of any fractional interest in a share of Class B Common Stock, the same number of shares of the Company's capital stock, two-thirds of which were shares of Class A Common Stock and one-third of which were shares of Class B Common Stock. Except as otherwise required by law, each share of Class A Common Stock is entitled one-tenth of a vote with respect to each matter submitted to the stockholders of the Company for approval and each share of Class B Common Stock is entitled to one vote with respect to each matter submitted to the stockholders of the Company for approval. The Class A Common Stock and the Class B Common Stock vote together as a single class unless otherwise required by law. A slightly higher dividend is paid on the Class A Common Stock than on the Class B Common Stock. All share information set forth in this Report for periods after April 19, 2001 reflects these transactions.

         (b)      Financial Information About Industry Segments.
                  ---------------------------------------------

         The Company has three segments, which consist of the investment function, the personal lines of insurance and the commercial lines of insurance. Financial information about these segments is set forth in Note 17 to the Consolidated Financial Statements incorporated by reference herein.

         (c)      Narrative Description of Business.
                  ---------------------------------

RELATIONSHIP WITH THE MUTUAL COMPANY

         DGI's insurance operations are interrelated with the insurance operations of the Mutual Company and, because of the percentage of the pooled business assumed by DGI, DGI's results of operations are dependent to a material extent upon the success of the Mutual Company. In addition, various reinsurance agreements exist between the Company's insurance subsidiaries and the Mutual Company. The Mutual Company is responsible for underwriting and marketing the pooled business and provides facilities, employees and services required to conduct the business of DGI on a cost-allocated basis. As of March 12, 2002, the Mutual Company owned 63.5% of DGI's Class A Common Stock and 62.1% of DGI's Class B Common Stock.

         Through the pool and through its insurance subsidiaries, DGI writes personal and commercial property and casualty insurance lines, including automobile, homeowners, commercial multi-peril, workers' compensation and other lines of business.

         The Mutual Company provides all personnel for the Company and certain of its insurance subsidiaries, including Atlantic States, Southern, Southern Heritage and Pioneer Ohio. Expenses are allocated to the Company, Southern, Southern Heritage and Pioneer Ohio according to a time allocation and estimated usage agreement, and to Atlantic States in relation to the relative participation of the Mutual Company and Atlantic States in the pooling agreement described herein. Expenses allocated to the Company under such agreement were $29,298,569 in 2001.

         The Mutual Company leases office equipment and automobiles from the Company, under a lease dated January 1, 2000. The Mutual Company made lease payments to the Company of $801,083 in 2001.

         Under the terms of the intercompany pooling agreement, Atlantic States cedes to the Mutual Company the premiums, losses and loss expenses on all of its insurance business. Substantially all of the Mutual Company's property and casualty insurance business is included in the pooled business. Pursuant to amendments to the pooling agreement since its commencement on October 1, 1986, the Mutual Company has increased the percentage of retrocessions of the pooled business to Atlantic States, and, as most recently amended, effective as of July 1, 2000, 70% of the pooled business has been retroceded to Atlantic States. All premiums, losses, loss expenses and other underwriting expenses are prorated among the parties on the basis of their participation in the pool. The pooling agreement may be amended or terminated at the end of any calendar year by agreement of the parties, subject to approval by the Coordinating Committee discussed below. The allocations of pool participation percentages between the Mutual Company and Atlantic States are based on the pool participants' relative amounts of capital and surplus, expectations of future relative amounts of capital and surplus and the ability of the Company to raise capital for Atlantic States. The Company does not currently anticipate a further increase in Atlantic States' percentage of participation in the pool, nor does the Company intend to terminate the participation of Atlantic States in the pooling agreement.

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

         The Mutual Company and Province Bank are parties to a lease dated September 1, 2000, whereby Province Bank leases from the Mutual Company 3,600 square feet of one of the Mutual Company's buildings located in Marietta, Pennsylvania for an annual rent based on an independent appraisal. The Mutual Company and Province Bank are also parties to an Administrative Services Agreement dated September 1, 2000, whereby the Mutual Company is obligated to provide various human resource services, principally payroll and employee benefits administration, administrative support, facility and equipment maintenance services and purchasing, to Province Bank, subject to the overall limitation that the costs to be charged by the Mutual Company may not exceed the costs of independent vendors for similar services and further subject to annual maximum cost limitations specified in the Administrative Services Agreement.

         All of the Company's officers are officers of the Mutual Company, five of the Company's eight directors are directors of the Mutual Company and two of the Company's executive officers are directors of the Mutual Company. The Company and the Mutual Company maintain a Coordinating Committee, which consists of two outside directors from each of the Company and the Mutual Company, none of whom holds seats on both Boards. Under the Company's and the Mutual Company's By-laws, any new agreement between the Company and the Mutual Company and any proposed change in any existing agreement between the Company and the Mutual Company must first be submitted for approval by the respective Boards of Directors of the Company and the Mutual Company and, if approved, submitted to the Coordinating Committee for approval. The proposed new agreement or change in an existing agreement will receive Coordinating Committee approval only if both of the Company's Coordinating Committee members conclude the new agreement or change in an existing agreement is fair to the Company and its stockholders and if both of the

Mutual Company's members conclude the agreement is fair and equitable to the Mutual Company and its policyholders. The decisions of the Coordinating Committee are binding on the Company and the Mutual Company. The purpose of this provision is to protect the interests of the stockholders of the Company and the interests of the policyholders of the Mutual Company. The Coordinating Committee meets on an as-needed basis.

DGI'S BUSINESS STRATEGY

         DGI, in conjunction with the Mutual Company, has multiple strategies that the management of DGI believes have resulted in underwriting results that are favorable when compared to those of the property and casualty insurance industry in general over the past five years. The principal strategies comprise the following:

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

         o An agent selection process that focuses on appointing agencies with proven market strategies for the development of profitable business and an agent compensation plan providing for incentive commissions based upon premium volume and profitability and the right to participate in the Company's Agency Stock Purchase Plan.

         o A continuing effort to attract and retain qualified employees who receive incentive compensation based upon underwriting profitability.

         o        A goal of expanding operations in current and adjacent states.

         o A goal of obtaining sufficient rate increases in both commercial and personal lines to improve underwriting results while maintaining the existing book of business and preserving the Company's ability to write new business.

PROPERTY AND CASUALTY INSURANCE PRODUCTS AND SERVICES

         The following table indicates the percentage of DGI's net premiums written represented by commercial lines and by personal lines for the years ended December 31, 2001, 2000 and 1999:

                                                                                       Year Ended December 31,
                                                                             -----------------------------------------
                                                                             2001              2000               1999
                                                                             ----              ----               ----
Net Premiums Written:
     Commercial..................................................            36.9%             37.2%              35.1%
     Personal....................................................            63.1              62.8               64.9

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

         The following table sets forth the combined ratios of DGI, prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and statutory accounting principles prescribed or permitted by state insurance authorities. The combined ratio is a traditional measure of underwriting profitability. When the combined ratio is under 100%, underwriting results are generally considered profitable. Conversely, when the combined ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. DGI's operating income depends on income from both underwriting operations and investments. DGI's combined ratio for 1999 was adversely impacted by restructuring charges of approximately $1.6 million.

                                                                                      Year Ended December 31,
                                                                             -----------------------------------------
                                                                              2001             2000               1999
                                                                              ----             ----               ----
GAAP combined ratio..............................................            103.8%           101.8%             106.5%
                                                                             ------           ------             ------
Statutory operating ratios:
     Loss ratio..................................................             70.5             68.8               68.8
     Expense ratio...............................................             31.4             30.9               37.2
     Dividend ratio..............................................              1.0              0.9                0.9
                                                                             ------           ------             ------
Statutory combined ratio.........................................            102.9%           100.6%             106.9%
                                                                             ======           ======             ======
Industry statutory combined ratio(1).............................            118.0%           110.5%             107.5%
                                                                             ======           ======             ======

-------------
(1)      Source:  A.M. Best Company

         DGI is required to participate in involuntary insurance programs for automobile insurance, as well as other property and casualty insurance lines, in states in which DGI operates. These programs include joint underwriting associations, assigned risk plans, fair access to insurance requirements (FAIR) plans, reinsurance facilities and windstorm plans. Legislation establishing these programs requires all companies that write lines covered by these programs to provide coverage (either directly or through reinsurance) for insureds who cannot obtain insurance in the voluntary market. The legislation creating these programs usually allocates a pro rata portion of risks attributable to such insureds to each company on the basis of direct premiums written or the number of automobiles insured. Generally, state law requires participation in such programs as a condition to doing business. The loss ratio on insurance written under involuntary programs has traditionally been greater than the loss ratio on insurance in the voluntary market. During 2001, 2000 and 1999, the Company incurred assessments totaling $1,286,578, $813,000 and $726,000, respectively, from the Pennsylvania Insurance Guaranty Association relating to the insolvencies of two medical malpractice insurers and Reliance Insurance Company.

         The following table sets forth the net premiums written and combined ratios by line of insurance for the business of DGI, prepared in accordance with statutory accounting practices prescribed or permitted by state insurance authorities, for the periods indicated.

                                                                                        Year Ended December 31,
                                                                       -------------------------------------------------------
                                                                          2001                   2000                   1999
                                                                          ----                   ----                   ----
                                                                                         (dollars in thousands)
Net Premiums Written:
Commercial:
     Automobile .........................................               $16,527                $15,112                $12,608
     Workers' compensation ..............................                22,979                 21,174                 17,519
     Commercial multi-peril .............................                24,174                 21,722                 18,949
     Other ..............................................                 1,725                  1,597                  1,433
                                                                       --------               --------               --------
         Total commercial ...............................                65,405                 59,605                 50,509
                                                                       --------               --------               --------

Personal:
     Automobile .........................................                74,396                 65,528                 61,894
     Homeowners .........................................                31,431                 29,413                 26,290
     Other ..............................................                 5,796                  5,576                  5,179
                                                                       --------               --------               --------
         Total personal .................................               111,623                100,517                 93,363
                                                                       --------               --------               --------
Total business ..........................................              $177,028               $160,122               $143,872
                                                                       ========               ========               ========

Statutory Combined Ratios:
Commercial:
     Automobile .........................................                 108.9%                  99.9%                 113.8%
     Workers' compensation ..............................                 109.9                   91.9                   96.7
     Commercial multi-peril .............................                  96.2                  102.2                   95.9
     Other ..............................................                  77.0                   39.0                   80.6
                                                                       --------               --------               --------
         Total commercial ...............................                 103.7                   96.2                  100.0
                                                                       --------               --------               --------

Personal:
     Automobile .........................................                 104.5                  100.3                  106.8
     Homeowners .........................................                 101.6                  110.9                  123.3
     Other ..............................................                  86.8                  103.5                   88.0
                                                                       --------               --------               --------
         Total personal .................................                 102.7                  103.6                  109.9
                                                                       --------               --------               --------

Total business ..........................................                 102.9%                 100.6%                 106.9%
                                                                       =========              =========              =========

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

MARKETING

         DGI's insurance products, together with the products of its subsidiaries and the Mutual Company, are marketed through approximately 1,500 insurance agencies. Business is written by either DGI or the Mutual Company depending upon geographic location, agency license and product. Management has developed an agency appointment procedure that focuses on appointing agencies with proven marketing strategies for the development of profitable business. DGI regularly evaluates its agency force and continues to strive to obtain and retain a significant position within each agency relative to the amount of business similar to that of DGI placed by the agency with other insurers. DGI and the Mutual Company have developed a successful contingent commission plan for agents, under which additional commissions are payable based upon the volume of premiums produced and the profitability of the business of the agency written by DGI and the Mutual Company. Management believes the contingent commission program and the Company's Agency Stock Purchase Plans have enhanced the ability of DGI and the Mutual Company to write profitable business.

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

         DGI and the Mutual Company have developed comprehensive growth strategies for each of the commercial and personal lines of insurance business. DGI has focused on the small- to medium-sized commercial insurance markets, which have traditionally been a more stable and profitable segment of the property and casualty insurance business than the large commercial insurance markets. Commercial lines marketing is characterized by account selling, in which multiple lines of insurance are offered to a single policyholder.

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

LIABILITIES FOR LOSSES AND LOSS EXPENSES

         Liabilities for losses and loss expenses are estimates at a given point in time of what the insurer expects to pay to claimants, based on facts and circumstances then known, and it can be expected that the ultimate liability will exceed or be less than such estimates. Liabilities are based on estimates of future trends and claims severity, judicial theories of liability and other factors. However, during the loss adjustment period, additional facts regarding individual claims may become known, and consequently it often becomes necessary to refine and adjust the estimates of liability. Any adjustments are reflected in operating results in the period in which the changes in estimates are made.

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

         The establishment of appropriate liabilities is an inherently uncertain process, and there can be no assurance that the ultimate liability will not exceed DGI's loss and loss expense reserves and have an adverse effect on DGI's results of operations and financial condition. As is the case for virtually all property and casualty insurance companies, DGI has found it necessary in the past to revise estimated future liabilities for losses and loss expenses, and further adjustments could be required in the future. However, on the basis of DGI's internal procedures, which analyze, among other things, DGI's experience with similar cases and historical trends such as reserving patterns, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes, management of DGI believes that adequate provision has been made for DGI's liability for losses and loss expenses.

         Differences between liabilities reported in DGI's financial statements prepared on the basis of GAAP and financial statements prepared on a statutory accounting basis result from reducing statutory liabilities for anticipated salvage and subrogation recoveries. These differences amounted to $8,197,948, $8,042,860 and $7,736,942 at December 31, 2001, 2000 and 1999, respectively.

         The following tables set forth a reconciliation of the beginning and ending net liability for unpaid losses and loss expenses for the periods indicated on a GAAP basis for the Company.

                                                          Year Ended December 31,
                                                      ------------------------------
                                                        2001       2000      1999
                                                        ----       ----      ----
                                                               (in thousands)
Gross liability for unpaid losses and loss expenses
     at beginning of year .........................   $156,476   $144,180   $136,727
Less reinsurance recoverable ......................     53,767     44,946     40,712
                                                      --------   --------   --------
Net liability for unpaid losses and loss expenses
     at beginning of year .........................    102,709     99,234     96,015
Provision for net losses and loss expenses for
     claims incurred in the current year ..........    110,143    103,671    100,573
Change in provision for estimated net losses
     and loss expenses for claims incurred in
     prior years ..................................      8,035        712       (493)
                                                      --------   --------   ---------

Total incurred ....................................    118,178    104,383    100,080

                                                          Year Ended December 31,
                                                      ------------------------------
                                                        2001       2000      1999
                                                        ----       ----      ----
                                                               (in thousands)
Net losses and loss payments for claims
     incurred during:
The current year ..................................     63,290     61,848     59,434
Prior years .......................................     43,053     39,060     37,427
                                                      --------   --------   --------

Total paid ........................................    106,343    100,908     96,861

Net liability for unpaid losses and loss expenses
     at end of year ...............................    114,544    102,709     99,234
Plus reinsurance recoverable ......................     65,296     53,767     44,946
                                                      --------   --------   --------

Gross liability for unpaid losses and loss expenses
     at end of year ...............................   $179,840   $156,476   $144,180
                                                      ========   ========   ========

         The following table sets forth the development of the liability for net unpaid losses and loss expenses for DGI on a GAAP basis from 1991 to 2001, with supplemental loss data for 2000 and 2001. Loss data in the table includes business assumed from the Mutual Company as part of the pooling arrangement.

         "Net liability at end of year for unpaid losses and loss expenses" sets forth the estimated liability for net unpaid losses and loss expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of net losses and loss expenses for claims arising in the current and all prior years that are unpaid at the balance sheet date, including losses incurred but not reported.

         The "Liability reestimated as of" portion of the table shows the reestimated amount of the previously recorded liability based on experience for each succeeding year. The estimate is increased or decreased as payments are made and more information becomes known about the severity of the remaining unpaid claims. For example, the 1992 liability has developed an excess after nine years, in that reestimated net losses and loss expenses are expected to be $7.8 million less than the estimated liability initially established in 1992 of $44.3 million.

         The "Cumulative excess" shows the cumulative excess at December 31, 2001 of the liability estimate shown on the top line of the corresponding column. An excess in liability means that the liability established in prior years exceeded actual net losses and loss expenses or were reevaluated at less than the original amount. A deficiency in liability would mean that the liability established in prior years was less than actual net losses and loss expenses or were reevaluated at more than the original amount.

         The "Cumulative amount of liability paid through" portion of the table shows the cumulative net losses and loss expense payments made in succeeding years for net losses incurred prior to the balance sheet date. For example, the 1992 column indicates that as of

December 31, 2001 payments equal to $37.0 million of the currently reestimated ultimate liability for net losses and loss expenses of $36.5 million had been made.

         During the past several years, the Company has experienced a period during which redundancies in its loss and loss expense reserves have declined. In the most recent two years, the Company has experienced deficiencies in these reserves. These deficiencies were primarily related to the workers' compensation and commercial automobile lines of business. During 2001, the Company addressed the deficiencies in these two lines of business by strengthening both case basis and bulk reserves.


                                                                   Year Ended December 31
                                               -----------------------------------------------------------
                                                 1991        1992        1993        1994       1995
                                               --------    --------    --------    --------   --------
                                                                      (in thousands)
Net liability at end of
 year for unpaid losses
 and loss expenses .........................   $36,194    $44,339     $52,790     $63,317     $75,372

Net liability
 reestimated as of:
  One year later ...........................    37,514     45,408      50,583      60,227      72,380
  Two years later ..........................    37,765     42,752      48,132      56,656      70,451
  Three years later ........................    35,446     40,693      44,956      54,571      66,936
  Four years later .........................    33,931     38,375      42,157      51,825      64,356
  Five years later .........................    32,907     37,096      41,050      50,493      63,095
  Six years later ..........................    32,234     36,682      40,572      49,593      62,323
  Seven years later ........................    31,976     36,730      39,991      49,504
  Eight years later ........................    31,685     36,437      40,113
  Nine years later .........................    31,543     36,515
  Ten years later ..........................    31,549
Cumulative (excess) deficiency .............   $(4,645)   $(7,824)   $(12,677)   $(13,813)   $(13,049)
                                               =======    =======    ========    ========    ========

Cumulative amount of
 liability paid through:
  One year later ...........................   $13,519    $16,579     $16,126     $19,401     $24,485
  Two years later ..........................    20,942     24,546      25,393      30,354      37,981
  Three years later ........................    25,308     29,385      32,079      38,684      47,027
  Four years later .........................    27,826     32,925      36,726      43,655      53,276
  Five years later .........................    29,605     34,757      39,122      46,331      56,869
  Six years later ..........................    30,719     35,739      40,440      47,802      58,286
  Seven years later ........................    31,173     36,518      40,903      48,520
  Eight years later ........................    31,412     36,809      41,152
  Nine years later .........................    31,585     37,000
  Ten years later ..........................    31,737

[RESTUBBED]

                                                                      Year Ended December 31
                                               --------------------------------------------------------------------
                                                   1996         1997       1998        1999       2000       2001
                                                 --------    --------    --------    --------   --------   --------
                                                                         (in thousands)
Net liability at end of
 year for unpaid losses
 and loss expenses .........................      $78,889     $80,256     $96,015     $99,234   $102,709   $114,544

Net liability
 reestimated as of:
  One year later ...........................       77,400      77,459      95,556     100,076    110,744
  Two years later ..........................       73,438      76,613      95,315     103,943
  Three years later ........................       71,816      74,851      94,830
  Four years later .........................       69,378      73,456
  Five years later .........................       69,485
  Six years later ..........................
  Seven years later ........................
  Eight years later ........................
  Nine years later .........................
  Ten years later ..........................
Cumulative (excess) deficiency .............      $(9,404)    $(6,800)    $(1,185)     $4,709     $8,035
                                                  =======     =======     =======      ======     ======

Cumulative amount of
 liability paid through:
  One year later ...........................      $27,229     $27,803     $37,427     $39,060    $43,053
  Two years later ..........................       41,532      46,954      57,347      60,622
  Three years later ........................       53,555      58,883      69,973
  Four years later .........................       59,995      65,898
  Five years later .........................       63,048
  Six years later ..........................
  Seven years later ........................
  Eight years later ........................
  Nine years later .........................
  Ten years later ..........................



                                                                             Year Ended December 31
                                        --------------------------------------------------------------------------------------------
                                           1994        1995        1996        1997        1998        1999        2000       2001
                                        ---------   ---------   ---------   ---------   ---------   ---------   ---------  ---------
                                                                               (in thousands)
Gross liability at end of year ........  $88,484    $108,118    $113,346    $115,801    $136,727    $144,180    $156,476    $179,840
Reinsurance recoverable ...............   25,167      32,746      34,457      35,545      40,712      44,946      53,767      65,296
Net liability at end of year ..........   63,317      75,372      78,889      80,256      96,015      99,234     102,709     114,544
Gross reestimated liability - latest...   65,646      84,074     101,365     106,188     129,473     153,953     166,312
Reestimated recoverable - latest ......   16,142      21,751      31,880      32,732      34,643      50,010      55,568
Net reestimated liability - latest ....   49,504      62,323      69,485      73,456      94,830     103,943     110,744
Gross cumulative deficiency (excess)...  (22,838)    (24,044)    (11,981)     (9,613)     (7,254)      9,773       9,836


REINSURANCE

         DGI and the Mutual Company use several different reinsurers, all of which have a Best rating of A- or better or, with respect to foreign reinsurers, have a financial condition which, in the opinion of management, is equivalent to a company with at least an A- rating.

         The external reinsurance purchased by DGI and the Mutual Company includes "excess treaty reinsurance," under which losses are automatically reinsured over a set retention ($300,000 for 2001), and "catastrophic reinsurance," under which the reinsured recovers 95% of an accumulation of many losses resulting from a single event, including natural disasters (for 2001, $3,000,000 retention). DGI's principal reinsurance agreement in 2001, other than that with the Mutual Company, was an excess of loss treaty in which the reinsurers were Dorinco Reinsurance Company and Erie Insurance Group. Reinsurance is also purchased on an individual policy basis to reinsure losses that may occur from large risks, specific risk types or specific locations. The amount of coverage provided under each of these types of reinsurance depends upon the amount, nature, size and location of the risk being reinsured. For property insurance, excess of loss treaties provide for coverage up to $1,000,000. For liability insurance, excess of loss treaties provide for coverage up to $30,000,000. Property catastrophe contracts provide coverage up to $80,000,000 resulting from one event. On both property and casualty insurance, DGI and the Mutual Company purchase facultative reinsurance to cover exposures from losses that exceed the limits provided by their respective treaty reinsurance. Atlantic States cedes to the Mutual Company all of its insurance business and assumes from the Mutual Company 70% (65% prior to July 1, 2000) of the Mutual Company's total pooled insurance business, including that assumed from Atlantic States and substantially all of the business assumed and retained by the Mutual Company from Southern. Atlantic States, Southern, Pioneer Ohio and Southern Heritage each have a catastrophe reinsurance agreement with the Mutual Company that limits the maximum liability under any one catastrophic occurrence to $400,000, $300,000, $200,000 and $400,000, respectively, and $1,000,000 for a catastrophe involving more than one of the companies. The Mutual Company and Pioneer Ohio are parties to an excess of loss reinsurance agreement in which the Mutual Company assumes up to $250,000 of losses in excess of $50,000. The Mutual Company and Southern are parties to an excess of loss reinsurance agreement in which the Mutual Company assumes up to $50,000 of losses in excess of $100,000 and a quota share agreement whereby Southern cedes 50% of its direct business less certain reinsurance to the Mutual Company. The Mutual Company and Southern Heritage are parties to an excess of loss reinsurance agreement in which the Mutual Company assumes up to $175,000 of losses in excess of $125,000. Southern, Pioneer Ohio and Southern Heritage each have agreements with the Mutual Company, under which they cede, and then reassume back, 100% of their business net of reinsurance. The purpose of the agreements is to provide these subsidiaries with the same A.M. Best rating (currently "A") as the Mutual Company, which these subsidiaries could not achieve without these agreements in place.

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

INVESTMENTS

         DGI's return on invested assets is an important element of its financial results. Currently, the investment objective is to maintain a widely diversified fixed maturities portfolio structured to maximize after-tax investment income while minimizing credit risk through investments in high quality instruments. At December 31, 2001, all debt securities were rated investment grade with the exception of one unrated obligation of $252,000, and the investment portfolio did not contain any mortgage loans or any non-performing assets.

         The following table shows the composition of the debt securities investment portfolio (at carrying value), excluding short-term investments, by rating as of December 31, 2001:

                                                          December 31, 2001
                                                      -------------------------
Rating(1)                                                Amount       Percent
---------                                                ------       -------
                                                        (dollars in thousands)
U.S. Treasury and U.S. agency
   securities(2) ..............................         $116,185        44.85%

Aaa or AAA ....................................           54,497        21.04
Aa or AA ......................................           46,480        17.94
A .............................................           41,267        15.93
BBB ...........................................              361          .14
Not rated(3) ..................................              252          .10
                                                        --------      -------
     Total ....................................         $259,042       100.00%
                                                        ========      ========
---------
(1) Ratings assigned by Moody's Investors Services, Inc. or Standard & Poor's Corporation.

(2)      Includes mortgage-backed securities of $23,400,708.

(3) Represents one unrated obligation of The Lancaster County Hospital Authority Mennonite Home Project, which management of DGI believes to be equivalent to investment grade securities with respect to repayment risk.

         DGI invests in both taxable and tax-exempt securities as part of its strategy to maximize after-tax income. Such strategy considers, among other factors, the alternative minimum tax. Tax-exempt securities made up approximately 30.9%, 33.0% and 36.4% of the total investment portfolio at December 31, 2001, 2000 and 1999, respectively.

         The following table shows the classification of the investments (at carrying value) of DGI and its subsidiaries at December 31, 2001, 2000 and 1999.

                                                         December 31,
                            --------------------------------------------------------------------
                                     2001                     2000                   1999
                            --------------------       -----------------      ------------------
                                          Percent                 Percent                 Percent
                                            of                      of                      of
                             Amount        Total       Amount      Total       Amount      Total
                            --------       -----       -------     -----      --------     -----
                                                  (dollars in thousands)
Fixed maturities(1):
 Held to maturity:
 U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies ...........    $23,809         7.9%      $38,779      13.4%      $38,976      14.5%
Canadian government
 obligation .............        499         0.2           499       0.2           498       0.2
Obligations of states and
 political subdivisions .     24,982         8.3        66,831      23.1        67,824      25.3
Corporate securities ....     27,423         9.1        21,621       7.5        16,019       6.0
Mortgage-backed
 securities .............      8,610         2.9        15,452       5.3        16,322       6.1
                            --------       -----       -------     -----      --------     -----
Total held to
 maturity ...............     85,323        28.4       143,182      49.5       139,639      52.1
                            --------       -----       -------     -----      --------     -----
Available for sale:
 U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies ...........     68,975        23.0        67,901      23.5        62,444      23.3
Obligations of states and
 political subdivisions .     55,147        18.3        18,256       6.3        20,408       7.6
Corporate securities ....     34,807        11.6        22,908       7.9        15,247       5.7
Mortgage-backed
 securities .............     14,790         4.9         5,546       1.9         4,401       1.6
                            --------       -----       -------     -----      --------     -----
Total available
  for sale ..............    173,719        57.8       114,611      39.6       102,500      38.2
                            --------       -----       -------     -----      --------     -----
Total fixed
  maturities ............    259,042        86.2       257,793      89.1       242,139      90.3
Equity securities(2) ....     17,517         5.8        12,112       4.2         9,283       3.5
Short-term
  investments(3) ........     24,074         8.0        19,440       6.7        16,589       6.2
                            --------       -----       -------     -----      --------     -----
Total investments .......   $300,633       100.0%     $289,345     100.0%     $268,011     100.0%
                            ========       ======     ========     ======     ========     ======

(1) The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting For Certain Investments in Debt and Equity Securities." See Notes 1 and 3 to the Consolidated Financial Statements incorporated by reference herein. Fixed maturities held to maturity are valued at amortized cost; those fixed maturities available for sale are valued at fair value. Total fair value of fixed maturities held to maturity was $86,939,393 at December 31, 2001, $144,662,436 at December 31, 2000 and
         $137,361,494 at December 31, 1999. The amortized cost of fixed maturities available for sale was $170,269,584 at December 31, 2001, $114,524,472 at December 31, 2000 and $105,955,784 at December 31,
         1999.

(2) Equity securities are valued at fair value. Total cost of equity securities was $16,630,618 at December 31, 2001, $12,500,558 at
         December 31, 2000 and $9,067,428 at December 31, 1999.

(3)      Short-term investments are valued at cost, which approximates market.

         The following table sets forth the maturities (at carrying value) in the fixed maturity and short-term investment portfolio at December 31, 2001, December 31, 2000 and December 31, 1999.

                                                                              December 31,
                                         ---------------------------------------------------------------------------------------
                                                  2001                            2000                            1999
                                         ----------------------          -----------------------          ----------------------
                                                        Percent                          Percent                         Percent
                                                           of                              of                               of
                                         Amount          Total           Amount           Total           Amount          Total
                                         ------          -----           ------           -----           ------          -----
                                                                         (dollars in thousands)
Due in(1):
One year or less..............            $37,120        13.1%            $37,731        13.6%             $35,606        13.8%
Over one year
   through three years........             44,845        15.8              35,426        12.8               28,201        10.9
Over three years
   through five years.........             69,585        24.6              41,995        15.1               31,882        12.3
Over five years
   through ten years..........             96,642        34.1             112,396        40.6              105,533        40.8
Over ten years
   through fifteen years                    7,573         2.7              22,243         8.0               30,658        11.8
Over fifteen years............              3,950         1.4               6,445         2.3                6,125         2.4
Mortgage-backed
 securities...................             23,401         8.3              20,997         7.6               20,723         8.0
                                         --------       -----            --------       -----             --------      ------
                                         $283,116       100.0%           $277,233       100.0%            $258,728       100.0%
                                         ========       ======           ========       ======            ========       ======

----------------

(1) Based on stated maturity dates with no prepayment assumptions. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

         As shown above, the Company held investments in mortgage-backed securities having a carrying value of $23.4 million at December 31, 2001. Included in these investments are collateralized mortgage obligations ("CMOs") with a carrying value of $7.5 million at December 31, 2001. The Company has attempted to reduce the prepayment risks associated with mortgage-backed securities by investing approximately 99.9%, as of December 31, 2001, of the Company's holdings of CMOs in planned amortization and very accurately defined tranches. Such investments are designed to alleviate the risk of prepayment by providing predictable principal prepayment schedules within a designated range of prepayments. If principal is repaid earlier than originally anticipated, investment yields may decrease due to reinvestment of the proceeds at current interest rates (which may be lower) and capital gains or losses may be realized since the book value of securities purchased at premiums or discounts may be different from the prepayment amount.

         Investment results of DGI and its subsidiaries for the years ended December 31, 2001, 2000 and 1999 are shown in the following table:

                                                                              Year Ended December 31,
                                                              -------------------------------------------------------
                                                                   2001                  2000                  1999
                                                                   ----                  ----                  ----
                                                                               (dollars in thousands)
Invested assets(1)................................              $294,989              $278,678               $264,759
Investment income(2)..............................               15,886                16,395                 13,591
Average yield.....................................                5.3%                  5.9%                   5.1%

----------------

(1) Average of the aggregate invested amounts at the beginning and end of the period, including cash.

(2) Investment income is net of investment expenses and does not include realized investment gains or losses or provision for income taxes.

A.M. BEST RATING

         Currently, the A.M. Best rating of the Mutual Company, Atlantic States, Southern, Pioneer Ohio and Southern Heritage is "A", based upon their respective current financial conditions and historical statutory results of operations. Management believes that this Best rating is an important factor in marketing DGI's products to its agents and customers. Best's ratings are industry ratings based on a comparative analysis of the financial condition and operating performance of insurance companies as determined by their publicly available reports. Best's classifications are A++ and A+ (Superior), A and A- (Excellent), B++ and B+

(Very Good), B and B- (Good), C++ and C+ (Fair), C and C- (Marginal), D (below minimum standards) and E and F (Liquidation). Best's ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors. According to Best, an "excellent" rating is assigned to those companies which, in Best's opinion, have achieved excellent overall performance when compared to the norms of the property and casualty insurance industry and have generally demonstrated a strong ability to meet policyholder and other contractual obligations.

REGULATION

         Insurance companies are subject to supervision and regulation in the states in which they transact business. Such supervision and regulation relate to numerous aspects of an insurance company's business and financial condition. The primary purpose of such supervision and regulation is the protection of policyholders. The extent of such regulation varies, but generally derives from state statutes that delegate regulatory, supervisory and administrative authority to state insurance departments. Accordingly, the authority of the state insurance departments includes the establishment of standards of solvency that must be met and maintained by insurers, the licensing to do business of insurers and agents, the nature of and limitations on investments, premium rates for property and casualty insurance, the provisions which insurers must make for current losses and future liabilities, the deposit of securities for the benefit of policyholders, the approval of policy forms, notice requirements for the cancellation of policies and the approval of certain changes in control. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies.

         In addition to state-imposed insurance laws and regulations, the National Association of Insurance Commissioners (the "NAIC") has established a risk-based capital system for assessing the adequacy of statutory capital and surplus, which augments the states' current fixed dollar minimum capital requirements for insurance companies. At December 31, 2001, DGI's insurance subsidiaries and the Mutual Company each exceeded the required levels of capital. There can be no assurance that the capital requirements applicable to DGI's insurance subsidiaries will not increase in the future.

         The states in which Atlantic States (Pennsylvania, Maryland, Delaware, Connecticut and New York), the Mutual Company (Pennsylvania, Ohio, Maryland, New York, Virginia, Delaware and North Carolina), Southern (Virginia and Pennsylvania), Pioneer Ohio (Ohio and Pennsylvania) and Southern Heritage (Alabama, Arkansas, Georgia, Illinois, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Virginia) are licensed to do business have guaranty fund laws under which insurers doing business in such states can be assessed on the basis of premiums written by the insurer in that state in order to fund policyholder liabilities of insolvent insurance companies. Under these laws in general, an insurer is subject to assessment, depending upon its market share of a given line of business, to assist in the payment of policyholder claims against insolvent insurers. The Mutual Company, Atlantic States, Southern, Pioneer Ohio and Southern Heritage have made accruals for their portion of assessments related to such insolvencies based upon the most current information furnished by the guaranty associations. During 2001, 2000 and 1999, the Company incurred assessments totaling $1,286,578, $813,000 and $726,000, respectively, from the Pennsylvania Insurance Guaranty Association relating to the insolvencies of two medical malpractice insurers and Reliance Insurance Company.

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

         All transactions within the holding company system affecting the Mutual Company and the Company's insurance subsidiaries must be fair and equitable. Approval of the applicable insurance commissioner is required prior to consummation of transactions affecting the control of an insurer. In some states, including Pennsylvania, the acquisition of 10% or more of the outstanding capital stock of an insurer or its holding company is presumed to be a change in control. Pursuant to an order issued in July 2001, the Pennsylvania Insurance Department has approved the Mutual Company's ownership of up to 65% of the outstanding Class A Common Stock and up to 100% of the outstanding Class B Common Stock of DGI. These laws also require notice to the applicable insurance commissioner of certain material transactions between an insurer and any person in its holding company system and, in some states, certain of such transactions cannot be consummated without the prior approval of the applicable insurance commissioner.

         The Company's insurance subsidiaries are restricted by the insurance laws of their respective states of domicile as to the amount of dividends or other distributions they may pay to the Company without the prior approval of the respective state regulatory authorities. Generally, the maximum amount that may be paid by an insurance subsidiary during any year after notice to, but without prior approval of, the insurance commissioners of these states is limited to a stated percentage of that subsidiary's statutory capital and surplus as of a certain date, or the net income or net investment income not including realized capital gains of the subsidiary for the preceding year. As of December 31, 2001, amounts available for payment of dividends in 2001 without the prior approval of the various insurance commissioners were $8,612,490 from Atlantic States, $1,086,348 from Southern, $552,447 from Pioneer Ohio and $3,514,487 from Southern Heritage. See Note 12 to the Consolidated Financial Statements incorporated by reference herein.

         The NAIC has adopted the Codification of Statutory Accounting Principles with an effective date of January 1, 2001. The codified principles are intended to provide a basis of accounting recognized and adhered to in the absence of conflict with, or silence of, state statutes and regulations. The impact of the codified principles on the statutory capital and surplus of the Company's insurance subsidiaries as of January 1, 2001 is as follows: Atlantic States - $6,168,742 increase; Southern Heritage - $1,083,354 increase; Pioneer Ohio - $313,638 increase; and Southern - $1,171,204 increase.

THE MUTUAL COMPANY

         The Mutual Company, which was organized in 1889, has a Best rating of A (Excellent). At December 31, 2001, the Mutual Company had admitted assets of $179,847,955 and policyholders' surplus of $72,447,287. At December 31, 2001, the Mutual Company had no debt and, of its total liabilities of $107,400,668, reserves for net losses and loss expenses accounted for $53,372,948 and unearned premiums accounted for $27,296,097. Of the Mutual Company's investment portfolio of $107,762,981 at December 31, 2001, investment-grade bonds accounted for $31,924,796 and mortgages accounted for $7,924,146. At December 31, 2001, the Mutual Company owned 3,833,089 shares, or 63.7%, of the Company's Class A Common Stock, which were carried on the Mutual Company's books at $39,825,804, and 1,852,088 shares, or 62.1%, of the Company's Class B Common Stock, which were carried on the Mutual Company's books at $19,243,194. The foregoing financial information is presented on the statutory basis of accounting.

EMPLOYEES

         The Company has no employees. As of December 31, 2001, the Mutual Company had 437 employees. The Mutual Company's employees provide a variety of services to DGI, Atlantic States, Southern, Southern Heritage and Pioneer Ohio, as well as to the Mutual Company.

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

         Certain statements contained in or incorporated by reference in this Report are forward-looking in nature. These statements can be identified by the use of forward-looking words such as "believes," "expects," "may," "will," "should," "intends," "plans" or "anticipates," or the negative thereof or comparable terminology, or by discussions of strategy. The Company's business and operations are subject to a variety of risks and uncertainties and, consequently, the Company's actual results may materially differ from those projected by any forward-looking statements. Certain of these risks and uncertainties are discussed below under "Risk Factors."

RISK FACTORS

         THE CYCLICAL NATURE OF THE PROPERTY AND CASUALTY INSURANCE INDUSTRY MAY REDUCE THE COMPANY'S REVENUES AND PROFIT MARGINS.

         The property and casualty insurance industry is highly cyclical, and individual lines of business experience their own cycles within the overall industry cycle. Premium rate levels are related to the availability of insurance coverage, which varies according to the level of surplus in the industry. The level of surplus in the industry varies with returns on invested capital and regulatory barriers to withdrawal of surplus. Increases in surplus have generally been accompanied by increased price competition among property and casualty insurers. If the Company finds it necessary to reduce premiums or limit premium increases due to these competitive pressures on pricing, the Company may experience a reduction in profit margins and revenues, an increase in its ratios of claims and expenses to premiums and, therefore, lower profitability.

         Volatile and unpredictable developments also offset significantly the cyclical trends in the industry and the industry's profitability. These developments include natural disasters (such as storms, earthquakes, hurricanes, floods and fires), fluctuations in interest rates and other changes in the investment environment that affect the market prices of the Company's investments and the income from those investments, inflationary pressures that affect the size of losses and judicial decisions that affect its liabilities. The occurrence of these developments may adversely affect the Company's business and financial condition.

         THE NATURE OF THE INSURANCE INDUSTRY LIMITS THE COMPANY'S ABILITY TO CHANGE PRICES TO REFLECT RISKS AND TO ESTIMATE THE COMPANY'S RESERVES ACCURATELY.

         One of the distinguishing features of the property and casualty industry is that its products generally are priced before its costs are known. The Company's products are priced in this manner because premium rates usually are determined at the time the policy is issued and before losses are reported. Changes in statutory and case law can also dramatically affect the liabilities associated with known risks after the insurance policy is issued. The number of competitors and the similarity of products offered, as well as regulatory constraints, limit the Company's ability to increase prices in response to declines in profitability. The Company's reported profits and losses are also determined, in part, by the establishment and adjustment of reserves reflecting estimates made by management as to the amount of losses and loss adjustment expenses that will ultimately be incurred in the settlement of claims. The Company's ultimate liability for all losses and loss adjustment expenses reserved at any given time will likely be greater or less than these estimates, and material shortfalls in the estimates may have a material adverse effect on the Company in future periods.

         THE COMPANY COMPETES WITH MANY INSURERS THAT ARE FINANCIALLY STRONGER THAN THE COMPANY.

         The property and casualty insurance industry is intensely competitive. Competition is based on many factors, including the perceived financial strength of the insurer, premiums charged, policy terms and conditions, policyholder service, reputation and experience. The Company competes with many regional and national property and casualty insurance companies, including direct sellers of insurance products, insurers having their own agency organizations and other insurers represented by independent agents. Many of these insurers are better capitalized than the Company, have substantially greater financial, technical and operating resources and have equal or higher ratings from A.M. Best Company.

         The superior capitalization of many of the Company's competitors enables them to withstand lower profit margins and, therefore, to market their products more aggressively, to take advantage more quickly of new marketing opportunities and offer lower premium rates. Moreover, if the Company's competitors price their premiums more aggressively and the Company meets their pricing, the Company's profit margins and revenues may be reduced and its ratios of claims and expenses to premiums may increase.

         The Company's competition may become increasingly better capitalized in the future as the traditional barriers between insurance companies and banks and other financial institutions erode and as the property and casualty industry continues to consolidate. The Company's ability to compete against its larger, better capitalized competitors depends largely on its ability to provide superior policyholder service and to maintain its historically strong relationships with independent insurance agents, on whom the Company is entirely dependent to generate premium volume.

         There is no assurance that the Company will maintain its current competitive position in the markets in which it operates, or that it will be able to expand its operations into new markets. If it fails to do so, its business could be materially adversely affected.

         THE COMPANY IS A REGIONAL INSURANCE COMPANY THAT OFFERS INSURANCE PRODUCTS IN A LIMITED NUMBER OF STATES.

         The Company is headquartered in Pennsylvania and engages in the insurance business in approximately 14 Middle Atlantic and Southern states. In 2001, the majority of the Company's direct premiums written, including those of the Mutual Company and DGI's insurance subsidiaries, were geographically dispersed as follows: 63.0% in Pennsylvania, 14.3% in Virginia and 5.9% in Maryland. Any single catastrophic occurrence, destructive weather pattern, general economic trend or other condition disproportionately affecting losses or business conditions in these states could adversely affect the Company's results of operations, although the Company and the Mutual Company maintain reinsurance against catastrophic losses in excess of $3,000,000 per occurrence and the Company's insurance subsidiaries maintain various catastrophe reinsurance agreements with the Mutual Company that limit the maximum liability under any one catastrophe.

         THE REINSURANCE AGREEMENTS ON WHICH THE COMPANY RELIES DO NOT RELIEVE THE COMPANY FROM LIABILITY TO ITS POLICYHOLDERS.

         The Company relies on reinsurance agreements to limit its maximum net loss from large single risks or risks in concentrated areas, and to increase its capacity to write insurance. Each reinsurance agreement satisfies all applicable regulatory requirements. Reinsurance, however, does not relieve the Company from liability to its policyholders. To the extent that a reinsurer may be unable to pay losses for which it is liable under the terms of its reinsurance agreement with the Company, the Company remains liable for such losses. However, in an effort to reduce the risk of non-payment, the Company requires all of its reinsurers to have an A.M. Best rating of A or better or, with respect to foreign reinsurers, to have a financial condition that, in the opinion of the Company's management, is equivalent to a company with at least an A rating. If the Company's reinsurers incur losses from their reinsurance arrangements with the Company, it is probable that the reinsurance premiums payable by the Company in the future could increase.

         THE COMPANY IS SUBJECT TO EXTENSIVE STATE INSURANCE REGULATION.

         The Company is subject to the laws and regulations of the states in which it conducts business. These laws and regulations address many aspects of the Company's business and financial condition, including licensure, the payment of dividends, the establishment of premium rates, the settlement of claims, the transfer of control and the requirement that the Company participate in assigned risk pools. Certain of the following laws and regulations could have a material adverse effect on the Company's results of operations:

         O state insurance regulations that require the Company to file proposed premium rates in advance of premium rate increases;

         O state insurance regulations that mandate required levels of statutory surplus;

         O private rating organization review of the Company's levels of statutory surplus and claims-paying ability; and

         O NAIC and state insurance department review of the Company's risk-based capital levels.

         Changes in the level of regulation of the insurance industry and laws or regulations themselves or interpretations by regulatory authorities could also have a material adverse effect on the Company's operations. Specific regulatory developments that could have a material adverse effect on the Company's operations include the potential repeal of the McCarran-Ferguson Act, which exempts insurance companies from a variety of federal regulatory requirements, possible rate rollback regulation and legislation to control premiums, policy terminations and other policy terms.

         THE MUTUAL COMPANY IS THE COMPANY'S LARGEST SHAREHOLDER AND PROVIDES IT WITH FACILITIES AND SERVICES.

         The Mutual Company currently owns approximately 63.7% of the Company's outstanding Class A Common Stock and 62.1% of the Company's outstanding Class B Common Stock. Accordingly, the Mutual Company controls the election of members of the Company's Board of Directors. Although the Mutual Company could exercise its control in ways that are contrary to the interests of the Company's stockholders other than the Mutual Company, the Company and the Mutual Company have established a Coordinating Committee consisting of two outside directors from each company who do not also serve as directors of the other company. Under the Company's and the Mutual Company's By-laws, any new agreement between the Company and the Mutual Company and any proposed change in any existing agreement between the Company and the Mutual Company must first be submitted for approval by the respective Boards of Directors of the Company and the Mutual Company and, if approved, submitted to the Coordinating Committee for approval. The proposed new agreement or change in an existing agreement will receive Coordinating Committee approval only if both of the Company's Coordinating Committee members conclude the new agreement or change in an existing agreement is fair to the Company and its stockholders and if both of the Mutual Company's members conclude the agreement is fair and equitable to the Mutual Company and its policyholders. The decisions of the Coordinating Committee are binding on the Company and the Mutual Company. The purpose of this provision is to protect the interests of the stockholders of the Company and the interests of the policyholders of the Mutual Company.

         The Company is dependent upon the Mutual Company for the retention of agents and the underwriting of insurance, the servicing of policyholder claims and all other aspects of the Company's operations. All of the Company's officers are officers and employees of the Mutual Company. The Mutual Company also provides all of the facilities and data processing and administrative services required to conduct the Company's business, for which the Company pays a pro rata portion of the cost.

         BECAUSE THE COMPANY PARTICIPATES IN AN INSURANCE POOLING ARRANGEMENT WITH THE MUTUAL COMPANY, THE COMPANY'S RESULTS OF OPERATIONS ARE DEPENDENT UPON THE FINANCIAL SUCCESS OF THE MUTUAL COMPANY.

         The Company's insurance subsidiary, Atlantic States, participates in an intercompany pooling arrangement with the Mutual Company, under which the parties share the premiums earned and underwriting results on substantially all of the property and casualty insurance business written by both companies. Under the terms of the intercompany pooling agreement, Atlantic States cedes all of its insurance business to the Mutual Company and assumes from the Mutual Company 70% of the total pooled insurance business of the Mutual Company and Atlantic States. The allocations of pool participation percentages between the Mutual Company and Atlantic States are based on the pool participants' relative amounts of capital and surplus, expectations of future relative amounts of capital and surplus and the Company's ability to raise capital for Atlantic States.

         Because of the pooled business the Company assumes, the Company's insurance operations are interrelated with the insurance operations of the Mutual Company and the Company's results of operations are dependent upon the financial success of the Mutual Company. Although the underwriting pool is intended to produce a more uniform and stable underwriting result from year to year for the participants in the pool than they would experience individually and to spread the risk of loss among all the participants, if the Mutual Company experiences unusually severe or frequent losses or does not adequately price its premiums, the Company's results of operations could suffer. The Company's results of operations also may suffer if the Mutual Company did not participate in the pooling arrangement because the pool participants would then be limited to policy exposures of a size commensurate with their own capital and surplus instead of having at their disposal the capacity of the entire pool.

         THE COMPANY'S BUSINESS DEPENDS IN PART ON THE MARKETING EFFORTS OF INDEPENDENT INSURANCE AGENTS, AND IT IS POSSIBLE THAT THESE AGENTS MAY NOT MARKET THE COMPANY'S PRODUCTS SUCCESSFULLY OR SELL THE COMPANY'S PRODUCTS WITHIN THE GUIDELINES THE COMPANY SPECIFIES.

         The Company markets and sells almost all of its insurance products through independent, non-exclusive insurance agents. These agents are not obligated to promote the Company's insurance products exclusively and they also sell competitors' insurance products. The Company's business depends in part on the marketing efforts of these agents, and the Company's must offer insurance products and services that meet the requirements of these independent agencies. If these agencies do not market the Company's products successfully or give priority to other insurers, the Company's business may be adversely impacted.

         The Company also grants certain agents the authority to bind insurance without the Company's prior approval within underwriting and pricing limits that the Company specifies. However, the Company generally reviews all coverages placed by its agents and may cancel the coverage if it is inconsistent with the Company's guidelines and permissible to cancel under applicable insurance regulations. If the Company is unable to cancel the coverage placed by an agent prior to a claim being placed by the insured, the Company's risk may be increased and its profitability may suffer.

         THE COMPANY'S ESTABLISHED RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES ARE BASED ON ESTIMATES, AND IT IS POSSIBLE THAT THE COMPANY'S ULTIMATE LIABILITY WILL EXCEED THESE ESTIMATES.

         The Company establishes reserves for losses and loss adjustment expenses based on estimates of amounts needed to pay reported and unreported claims and related loss adjustment expenses. These estimates are based on facts and circumstances then known to the Company. Reserves are based on estimates of future trends and claims severity, judicial theories of liability and other factors.

         The establishment of appropriate reserves is an inherently uncertain process, and there can be no assurance that the ultimate liability will not exceed the Company's loss and loss adjustment expense reserves and have an adverse effect on the Company's results of operations and financial condition. As is the case for most property and casualty insurance companies, the Company has found it necessary in the past to revise estimated liabilities as reflected in the Company's loss and loss adjustment expense reserves, and further adjustments could be required in the future. However, the Company's management believes that adequate provision has been made for the Company's loss and loss adjustment expense reserves. This belief is based on the Company's internal procedures, which analyze the Company's experience with similar cases and historical trends such as reserving patterns, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes.

         THE COMPANY IS DEPENDENT ON DIVIDENDS FROM ITS SUBSIDIARIES FOR THE PAYMENT OF ITS OPERATING EXPENSES, ITS DEBT SERVICE AND DIVIDENDS TO STOCKHOLDERS.

         As a holding company, the Company relies primarily on its subsidiaries for dividends and other permitted payments to meet its obligations for corporate expenses. Payment of dividends by the Company's subsidiaries is subject to regulatory restrictions and depends on the surplus of the subsidiaries. From time to time, the NAIC and various state insurance regulators consider modifying the method of determining the amount of dividends that may be paid by an insurance company without prior regulatory approval.

Item 2.  Properties.
------   ----------

         DGI and Atlantic States share headquarters with the Mutual Company's headquarters in a building owned by the Mutual Company. The Mutual Company charges DGI for an appropriate portion of the building expenses under an intercompany allocation agreement which is consistent with the terms of the pooling agreement. The headquarters of the Mutual Company has approximately 163,500 square feet of office space. Southern has a facility of approximately 10,000 square feet in Glen Allen, Virginia, which it owns. Pioneer Ohio has a facility of approximately 10,000 square feet in Greenville, Ohio, which it owns. Southern Heritage has a facility of approximately 14,000 square feet in Duluth, Georgia, which it leases. Atlantic States has a facility of approximately 6,200 square feet in Greenville, New York, which it owns. Province Bank leases approximately 3,600 square feet of a building located in Marietta, Pennsylvania owned by the Mutual Company. The Mutual Company charges Province Bank annual rent based on an independent appraisal.

Item 3.  Legal Proceedings.
------   -----------------

         DGI is a party to numerous lawsuits arising in the ordinary course of its insurance business. DGI believes that the resolution of these lawsuits will not have a material adverse effect on its financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

         No matter was submitted to a vote of holders of the Company's Class A Common Stock and/or Class B Common Stock during the fourth quarter of 2001.

Executive Officers of the Company
---------------------------------

         The following table sets forth information regarding the persons who served as executive officers of DGI on March 15, 2002:

         Name                       Age                            Position
         ----                       ---                            --------
Donald H. Nikolaus                  59           President and Chief Executive Officer since 1981
Ralph G. Spontak                    49           Senior Vice President since 1991; Chief Financial Officer and Vice
                                                 President since 1983; Secretary since 1988
Cyril J. Greenya                    57           Senior Vice President - Commercial Underwriting since 1997; Vice President
                                                 - Commercial Underwriting for five years prior thereto; Manager -
                                                 Commercial Underwriting for nine years prior thereto
Robert G. Shenk                     49           Senior Vice President - Claims since 1997; Vice President - Claims for five years prior thereto
Daniel J. Wagner                    41           Treasurer since 1993; Controller for five years prior thereto

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
------   -----------------------------------------------------
         Stockholder Matters.
         -------------------

         The response to this Item is incorporated in part by reference to page 32 of the Company's Annual Report to Stockholders for the year ended December 31, 2001, which is included as Exhibit (13) to this Form 10-K Report. As of March 15, 2002, the Company had approximately 586 holders of record of its Class A Common Stock and 532 holders of record of its Class B Common Stock. The Company declared dividends of $.40 per share on its Class A Common Stock and $.36 per share on its Class B Common Stock in 2001 and $.36 per share on its Common Stock in 2000.

Item 6.  Selected Financial Data.
------   -----------------------

         The response to this Item is incorporated by reference to page 1 of the Company's Annual Report to Stockholders for the year ended December 31, 2001, which is included as Exhibit (13) to this Form 10-K Report.

Item 7.  Management's Discussion and Analysis of Financial Condition
------   ------------------------------------------------------------
         and Result of Operations.
         ------------------------

         The response to this Item is incorporated by reference to pages 10 through 14 of the Company's Annual Report to Stockholders for the year ended December 31, 2001, which is included as Exhibit (13) to this Form 10-K Report.

Item 8.  Financial Statements and Supplementary Data.
------   -------------------------------------------

         The response to this Item is incorporated by reference to pages 15 through 31 of the Company's Annual Report to Stockholders for the year ended December 31, 2001, which is included as Exhibit (13) to this Form 10-K Report.

Item 9.  Changes in and Disagreements with Accountants on
------   ------------------------------------------------
         Accounting and Financial Disclosure.
         -----------------------------------

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
-------  --------------------------------------------------

         The response to this Item with respect to the Company's directors is incorporated by reference to pages 7 through 10 of the Company's proxy statement relating to the Company's annual meeting of stockholders to be held April 18, 2002. The response to this Item with respect to the Company's executive officers is incorporated by reference to Part I of this Form 10-K Report.

Item 11. Executive Compensation.
-------  ----------------------

         The response to this Item is incorporated by reference to pages 9 through 12 of the Company's proxy statement relating to the Company's annual meeting of stockholders to be held April 18, 2002, except for the Report of Compensation Committee, the Performance Graph and the Report of the Audit Committee, which are not incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners
-------  -----------------------------------------------
         and Management.
         --------------

         The response to this Item is incorporated by reference to pages 3 through 4 of the Company's proxy statement relating to the Company's annual meeting of stockholders to be held April 18, 2002.

Item 13. Certain Relationships and Related Transactions.
-------  ----------------------------------------------

         The response to this Item is incorporated by reference to pages 3 through 9 and page 15 of the Company's proxy statement relating to the Company's annual meeting of stockholders to be held April 18, 2002.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
-------  ---------------------------------------------------
         on Form 8-K.
         -----------

         (a) Financial statements, financial statement schedules and exhibits filed:

         (1)      Consolidated Financial Statements

                                                                                                                 Page*
                                                                                                                 ----

         Report of Independent Auditors..............................................................              31

         Donegal Group Inc. and Subsidiaries:
          Consolidated Balance Sheets as of
            December 31, 2001 and 2000..............................................................               15
          Consolidated Statements of Income and
            Comprehensive Income for the three years ended
            December 31, 2001, 2000 and 1999........................................................               16
          Consolidated Statements of Stockholders'
            Equity for the three years ended
            December 31, 2001, 2000 and 1999........................................................               17
          Consolidated Statements of Cash Flows
            for the three years ended
            December 31, 2001, 2000 and 1999........................................................               18
         Notes to Consolidated Financial Statements..................................................              19

         (2)     Financial Statement Schedules
                                                                                                                  Page
                                                                                                                  ----
         Donegal Group Inc. and Subsidiaries

         Independent Auditors' Consent and Report on Schedules                                                  Exhibit 23
         Schedule I.                  Summary of Investments - Other
                                      Than Investments in Related Parties................................          40
         Schedule II.                 Condensed Financial Information of Parent
                                        Company.........................................................           41
         Schedule III.                Supplementary Insurance Information................................          44
         Schedule IV.                 Reinsurance........................................................          46
         Schedule VI.                 Supplemental Insurance Information Concerning
                                        Property and Casualty Subsidiaries..............................           47

         All other schedules have been omitted since they are not required, not applicable or the information is included in the financial statements or notes thereto.
-------------

* Refers to the respective page of Donegal Group Inc.'s 2001 Annual Report to Stockholders. The Consolidated Financial Statements and Notes to Consolidated Financial

Statements and Auditor's Report thereon on pages 15 through 31 are incorporated herein by reference. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item and Items 5, 6, 7 and 8 hereof, such Annual Report shall not be deemed filed as part of this Form 10-K Report or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

         (3)      Exhibits

    Exhibit No.                              Description of Exhibits                                          Reference
    -----------                              -----------------------                                          ---------
      (3)(i)          Certificate of Incorporation of Registrant, as amended                                      (a)

      (3)(ii)         Amended and Restated By-laws of Registrant                                             Filed herewith


                                 Management Contracts and Compensatory Plans or Arrangements
                                 -----------------------------------------------------------

      (10)(A)         Donegal Group Inc. Amended and Restated 1996 Equity Incentive Plan                          (b)

      (10)(B)         Donegal Group Inc. 2001 Equity Incentive Plan for Employees                                 (c)

      (10)(C)         Donegal Group Inc. Amended and Restated 1996 Equity Incentive Plan for Directors            (d)

      (10)(D)         Donegal Group Inc. 2001 Equity Incentive Plan for Directors                                 (c)

      (10)(E)         Donegal Group Inc. 2001 Employee Stock Purchase Plan, as amended                            (e)

      (10)(F)         Donegal Group Inc. Amended and Restated 2001 Agency Stock Purchase Plan                     (f)

      (10)(G)         Donegal Mutual Insurance Company 401(k) Plan                                                (g)

      (10)(H)         Amendment No. 1 effective January 1, 2000 to Donegal Mutual Insurance Company
                      401(k) Plan                                                                                 (g)

      (10)(I)         Amendment No. 2 effective January 6, 2000 to Donegal Mutual Insurance Company          Filed herewith
                      401(k) Plan

      (10)(J)         Amendment No. 3 effective July 23, 2001 to Donegal Mutual Insurance Company 401(k)     Filed herewith
                      Plan



    Exhibit No.                              Description of Exhibits                                          Reference
    -----------                              -----------------------                                          ---------

      (10)(K)         Amendment No. 4 effective January 1, 2002 to Donegal Mutual Insurance Company          Filed herewith
                      401(k) Plan

      (10)(L)         Amendment No. 5 effective December 31, 2001 to Donegal Mutual Insurance Company        Filed herewith
                      401(k) Plan

      (10)(M)         Donegal Mutual Insurance Company Executive Restoration Plan                                 (h)


                                             Other Material Contracts
                                             ------------------------

      (10)(N)         Tax Sharing Agreement dated September 29, 1986 between Donegal Group Inc. and
                      Atlantic States Insurance Company                                                           (i)

      (10)(O)         Services Allocation Agreement dated September 29, 1986 between Donegal Mutual
                      Insurance Company, Donegal Group Inc. and Atlantic States Insurance Company                 (i)

      (10)(P)         Proportional Reinsurance Agreement dated September 29, 1986 between Donegal Mutual
                      Insurance Company and Atlantic States Insurance Company                                     (i)

      (10)(Q)         Amendment dated October 1, 1988 to Proportional Reinsurance Agreement between
                      Donegal Mutual Insurance Company and Atlantic States Insurance Company                      (j)

      (10)(R)         Multi-Line Excess of Loss Reinsurance Agreement effective January 1, 1993 between
                      Donegal Mutual Insurance Company, Southern Insurance Company of Virginia,
                      Atlantic States Insurance Company and Pioneer Mutual Insurance Company, and
                      Christiana General Insurance Corporation of New York, Cologne Reinsurance
                      Company of America, Continental Casualty Company, Employers Reinsurance
                      Corporation and Munich American Reinsurance                                                 (k)

      (10)(S)         Amendment dated July 16, 1992 to Proportional Reinsurance Agreement between Donegal
                      Mutual Insurance Company and Atlantic States Insurance Company                              (l)

      (10)(T)         Amendment dated as of December 21, 1995 to Proportional Reinsurance Agreement
                      between Donegal Mutual Insurance Company and Atlantic States Insurance Company              (m)


    Exhibit No.                              Description of Exhibits                                          Reference
    -----------                              -----------------------                                          ---------

      (10)(U)         Reinsurance and Retrocession Agreement dated May 21, 1996 between Donegal Mutual
                      Insurance Company and Pioneer Insurance Company                                             (h)

      (10)(V)         Reinsurance and Retrocession Agreement dated May 21, 1996 between Donegal Mutual
                      Insurance Company and Southern Insurance Company of Virginia                                (h)

      (10)(W)         Reinsurance and Retrocession Agreement effective January 1, 2000 between Donegal
                      Mutual Insurance Company and Southern Heritage Insurance Company                            (g)

      (10)(X)         Property and Catastrophe Excess of Loss Reinsurance Agreement effective January 1,
                      2000 between Donegal Mutual Insurance Company and Southern Heritage Insurance
                      Company                                                                                     (g)

      (10)(Y)         Amended and Restated Credit Agreement dated as of July 27, 1998 among Donegal
                      Group Inc., the banks and other financial institutions from time to time party
                      thereto and Fleet National Bank, as agent                                                   (n)

      (10)(Z)         First Amendment and Waiver to the Amended and Restated Credit Agreement dated as
                      of December 31, 1999                                                                        (g)

      (10)(AA)        Amendment dated as of April 20, 2000 to Proportional Reinsurance Agreement between
                      Donegal Mutual Insurance Company and Atlantic States Insurance Company                      (o)

      (10)(BB)        Lease Agreement dated as of September 1, 2000 between Donegal Mutual Insurance
                      Company and Province Bank FSB                                                               (c)

      (10)(CC)        Aggregate Excess of Loss Reinsurance Agreement dated as of January 1, 2001 between
                      Donegal Mutual Insurance Company and Pioneer Insurance Company                              (c)

        (13)          2001 Annual Report to Stockholders (electronic filing contains only those portions     Filed herewith
                      incorporated by reference into this Form 10-K Report)


    Exhibit No.                              Description of Exhibits                                          Reference
    -----------                              -----------------------                                          ---------

        (20)          Proxy Statement relating to the Annual Meeting of Stockholders to be held on
                      April 18, 2002, provided, however, that the Report of the Compensation Committee, the Performance Graph and the Report of the Audit Committee shall not be
                      deemed filed as part of this Form 10-K Report                                               (p)

        (21)          Subsidiaries of Registrant                                                             Filed herewith

        (23)          Consent of Independent Auditors                                                        Filed herewith

-------------

(a)      Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form S-3 Registration Statement No. 333-59828 filed April 30, 2001.

(b)      Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form 10-K Report for the year ended December 31, 1998.

(c)      Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form 10-K Report for the year ended December 31, 2000.

(d)      Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form 10-K Report for the year ended December 31, 1997.

(e)      Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form S-8 Registration Statement No. 333-62974 filed June 14, 2001.

(f)      Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form S-2 Registration Statement No. 333-63102 declared effective February 8, 2002.

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

(o)      Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form 8-K Report dated May 31, 2000.

(p) Such exhibit is hereby incorporated by reference to the Registrant's definitive proxy statement filed March 22, 2002.

         (b)      Reports on Form 8-K:

         None.

                       DONEGAL GROUP INC. AND SUBSIDIARIES

                       SCHEDULE I - SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                    -----------------------------------------
                                ($ in thousands)

                                December 31, 2001

                                                                Amount at Which
                                                       Fair     Shown in the
                                            Cost       Value    Balance Sheet
                                          --------    --------  ---------------
Fixed Maturities:
 Held to maturity:
   United States government and
   Governmental agencies and
   authorities including obligations
   of states and political subdivisions   $ 48,791    $ 49,736    $ 48,791
   Canadian government obligation              499         535         499
   All other corporate bonds                27,423      27,962      27,423
   Mortgage-backed securities                8,610       8,706       8,610
                                           -------     -------     -------
   Total fixed maturities
    held to maturity                        85,323      86,939      85,323
                                           -------     -------     -------
 Available for sale:
   United States government and
   Governmental agencies and
   authorities including obligations
   of states and political subdivisions    121,432     124,122     124,122
   All other corporate bonds                34,094      34,807      34,807
   Mortgage-backed securities               14,744      14,790      14,790
                                           -------     -------     -------
   Total fixed maturities
    available for sale                     170,270     173,719     173,719
                                           -------     -------     -------
   Total fixed maturities                  255,593     260,658     259,042
                                           -------     -------     -------
Equity Securities:
   Preferred stocks
   Public utilities                            227         256         256
   Banks                                     7,201       7,222       7,222
   Industrial and miscellaneous              1,677       1,722       1,722
                                           -------     -------     -------
   Total preferred stocks                    9,105       9,200       9,200
                                           -------     -------     -------
   Common stocks
   Banks and insurance companies             3,978       4,822       4,822
   Industrial and miscellaneous              3,548       3,495       3,495
                                           -------     -------     -------
   Total common stocks                       7,526       8,317       8,317
                                           -------     -------     -------
   Total equity securities                  16,631      17,517      17,517
                                           -------     -------     -------
Short-term investments                      24,074      24,074      24,074
                                           -------     -------     -------
   Total investments                      $296,298    $302,249    $300,633
                                          ========    ========    ========

                       DONEGAL GROUP INC. AND SUBSIDIARIES

         SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
         ---------------------------------------------------------------

                            Condensed Balance Sheets
                                ($ in thousands)

                           December 31, 2001 and 2000

                                     ASSETS
                                                            2001          2000
                                                          --------      --------

Investment in subsidiaries (equity method)                $152,089      $155,600
Cash                                                           403         2,381
Property and equipment                                       1,623         1,997
Other                                                          264           715
                                                          --------      --------
         Total assets                                     $154,379      $160,693
                                                          ========      ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            2001          2000
                                                          --------      --------

Cash dividends declared to stockholders                   $    870      $    797
Line of credit                                              27,600        40,000
Due to affiliate                                             4,441         4,441
Other                                                          540         1,325
                                                          --------      --------
Total liabilities                                           33,451        46,563
                                                          --------      --------

Stockholders' equity                                       120,928       114,130
                                                          --------      --------
Total liabilities and stockholders' equity                $154,379      $160,693
                                                          ========      ========

                       DONEGAL GROUP INC. AND SUBSIDIARIES

         SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
         ---------------------------------------------------------------
                                   (Continued)
                         Condensed Statements of Income
                                ($ in thousands)

                  Years ended December 31, 2001, 2000 and 1999

                                              2001          2000           1999
                                             ------        ------         ------

Revenues

Dividends-subsidiary                        $14,419        $3,900          $820
Other                                           824           866           865
                                            -------        ------         -----
Total revenues                               15,243         4,766         1,685

Expenses

Operating expenses                            1,761         1,165           938
Interest                                      2,288         3,304         2,463
                                              -----         -----         -----
Total expenses                                4,049         4,469         3,401
                                              -----         -----         -----

Income (loss) before income
 tax benefit and equity in
 undistributed net income of
 subsidiaries                                11,194           297        (1,716)

Income tax benefit                           (1,067)       (1,226)         (807)
                                             -------       -------         -----

Income (loss) before equity in
 undistributed net income
 (loss) of subsidiaries                      12,261         1,523          (909)
                                             ------         -----          -----

Equity in undistributed net
 income (loss) of subsidiaries               (6,443)        7,314         7,704
                                             -------        -----         -----

Net income                                   $5,818        $8,837        $6,795
                                             ======        ======        ======

                       DONEGAL GROUP INC. AND SUBSIDIARIES

              SCHEDULE II - CONDENSED INFORMATION OF PARENT COMPANY
              -----------------------------------------------------

                       Condensed Statements of Cash Flows
                                ($ in thousands)

                  Years ended December 31, 2001, 2000 and 1999

                                                                2001        2000        1999
                                                              --------    --------    --------
Cash flows from operating activities:
Net income                                                      $5,818      $8,837      $6,795
                                                                ------      ------      ------
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Equity in undistributed net (income) loss of
   subsidiaries                                                  6,443      (7,314)     (7,704)
Other                                                              252       1,123       2,365
                                                                ------      ------      ------
Net adjustments                                                  6,695      (6,191)     (5,339)
                                                                ------      -------     -------
Net cash provided by operating activities                       12,513       2,646       1,456
                                                                ------      ------      ------

Cash flows from investing activities:
Net purchase of property and equipment                            (122)       (262)       (426)
Sale of subsidiary                                                  --          --         100
Investment in Donegal Financial                                     --      (3,042)         --
Other                                                               38          38        (426)
                                                                ------      ------      -------
Net cash used in investing activities                              (84)     (3,266)       (752)
                                                                -------     -------     -------

Cash flows from financing activities:
Cash dividends paid                                             (3,394)     (3,127)     (2,946)
Issuance of common stock                                         1,387       2,757       2,514
Line of credit, net                                            (12,400)      3,000        (500)
                                                               --------     ------      -------
Net cash provided by (used in) financing
   activities                                                  (14,407)      2,630        (932)
                                                               --------     ------      -------

Net change in cash                                              (1,978)      2,010        (228)
Cash beginning                                                   2,381         371         599
                                                                ------      ------      ------
Cash ending                                                       $403      $2,381        $371
                                                                ======      ======      ======

                       DONEGAL GROUP INC. AND SUBSIDIARIES

               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
               --------------------------------------------------
                                ($ in thousands)

                  Years Ended December 31, 2001, 2000 and 1999

                                                                            Amortization
                             Net                Net          Net Losses      of Deferred         Other            Net
                            Earned          Investment        And Loss         Policy         Underwriting     Premiums
     Segment               Premiums          Income           Expense     Acquisition Costs     Expenses        Written
     -------               --------         --------         --------     -----------------    -----------      --------
Year Ended
December 31, 2001
-----------------

Personal lines             $104,893          $   ---          $72,534          $17,002          $16,881         $111,623
Commercial lines             62,877              ---           45,644           10,192           10,119           65,405
Investments                     ---           15,886              ---              ---              ---              ---
                           --------          -------         --------          -------          -------         --------
                           $167,770          $15,886         $118,178          $27,194          $27,000         $177,028
                           ========          =======         ========          =======          =======         ========

Year Ended
December 31, 2000
-----------------

Personal lines              $97,065          $   ---          $68,003          $16,206          $14,950         $100,517
Commercial lines             54,581              ---           36,380            9,113            8,406           59,605
Investments                     ---           16,395              ---              ---              ---              ---
                           --------          -------         --------          -------          -------         --------
                           $151,646          $16,395         $104,383          $25,319          $23,356         $160,122
                           ========          =======         ========          =======          =======         ========

Year Ended
December 31, 1999
-----------------

Personal lines              $97,713          $   ---          $68,400          $16,741          $19,237          $93,363
Commercial lines             47,804              ---           31,681            8,190            9,412           50,509
Investments                     ---           13,591              ---              ---              ---              ---
                           --------          -------         --------          -------          -------         --------
                           $145,517          $13,591         $100,081          $24,931          $28,649         $143,872
                           ========          =======         ========          =======          =======         ========

                       DONEGAL GROUP INC. AND SUBSIDIARIES

          -------------------------------------------------------------
                                ($ in thousands)


                                                              At December 31,
                             ---------------------------------------------------------------------------------------
                                 Deferred                Liability                                   Other Policy
                                  Policy                 For Losses                                   Claims and
                                Acquisition              And Loss               Unearned               Benefits
         Segment                   Costs                 Expenses               Premiums               Payable
         -------                -----------              --------               --------             -----------
         2001
         ----
Personal lines                    $8,394                  $84,726                $70,388                 $ --

Commercial lines                   5,210                   95,114                 43,691                   --

Investments                           --                       --                     --                   --
                                 -------                 --------               --------                 ----

                                 $13,604                 $179,840               $114,079                 $ --
                                 =======                 ========               ========                 ====

         2000
         ----

Personal lines                    $6,759                  $77,546                $54,992                 $ --

Commercial lines                   5,525                   78,930                 44,948                   --

Investments                           --                       --                     --                   --
                                 -------                 --------                -------                 ----

                                 $12,284                 $156,476                $99,940                 $ --
                                 =======                 ========                =======                 ====

                       DONEGAL GROUP INC. AND SUBSIDIARIES

                            SCHEDULE IV - REINSURANCE
                            -------------------------

                                                                    Ceded            Assumed        Percentage
                                                  Gross            To Other         from Other           Net            Assumed
                                                  Amount          Companies         Companies           Amount           To Net
                                                  ------          ---------         ---------           ------           ------
           Year Ended
        December 31, 2001
        -----------------

Property and casualty premiums                 $105,214,059      $61,249,516       $123,805,311      $167,769,854         74%
                                               ============      ===========       ============      ============         ==

           Year Ended
        December 31, 2000
        -----------------

Property and casualty premiums                  $95,671,588      $52,375,211       $108,349,822      $151,646,199         71%
                                                ===========      ===========       ============      ============         ==

           Year Ended
        December 31, 1999
        -----------------

Property and casualty premiums                  $93,399,834      $46,837,108        $98,954,731      $145,517,457         68%
                                                ===========      ===========        ===========      ============         ==

                       DONEGAL GROUP INC. AND SUBSIDIARIES

                SCHEDULE VI - SUPPLEMENTARY INSURANCE INFORMATION
                  CONCERNING PROPERTY AND CASUALTY SUBSIDIARIES
                  ---------------------------------------------

                                                                             Discount,
                           Deferred                   Liability               if any,
                            Policy                    For Losses             Deducted
                          Acquisition                  And Loss                From                Unearned
                             Costs                     Expenses              Reserves              Premiums
                             -----                     --------              --------              --------
 At December 31,

       2001               $13,604,215                $179,839,905               $--                $114,079,264
                          ===========                ============               ===                ============

       2000               $12,284,214                $156,476,124               $--                 $99,940,381
                          ===========                ============               ===                 ===========

       1999               $11,445,572                $144,180,006               $--                 $88,307,928
                          ===========                ============               ===                 ===========


                                                                                                                         (continued)

                       DONEGAL GROUP INC. AND SUBSIDIARIES

                SCHEDULE VI - SUPPLEMENTARY INSURANCE INFORMATION
            CONCERNING PROPERTY AND CASUALTY SUBSIDIARIES, CONTINUED

                  Years ended December 31, 2001, 2000 and 1999

                                     Losses and Loss
                                   Expenses Related to
                             -----------------------------------
                                                                                          Amortization
                                                                                          of Deferred         Net
                                 Net                                                         Policy       Paid Losses       Net
                                Earned       Investment      Current         Prior         Acquisition     And Loss       Premiums
                               Premiums        Income          Year          Years           Costs         Expenses       Written
                               --------        ------          ----          -----           -----         --------       -------
   Year Ended
December 31, 2001            $167,769,854    $15,885,544   $110,142,467    $8,035,082     $27,194,000    $106,342,848   $177,027,654
                             ============    ===========   ============    ==========     ===========    ============   ============

   Year Ended
December 31, 2000            $151,646,199    $16,394,747   $103,671,401      $711,775     $25,319,000    $100,907,860   $160,122,420
                             ============    ===========   ============      ========     ===========    ============   ============

   Year Ended
December 31, 1999            $145,517,457    $13,590,695   $100,573,192     $(492,576)    $24,931,000     $96,861,295   $143,872,389
                             ============    ===========   ============     =========     ===========     ===========   ============

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DONEGAL GROUP INC.


Date:  March 28, 2002                        By: /s/Donald H. Nikolaus
                                                 -----------------------------
                                                 Donald H. Nikolaus, President

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

       Signature                                      Title                                  Date
       ---------                                      -----                                  ----

/s/Donald H. Nikolaus                         President and a Director                    March 28, 2002
----------------------------                  (principal executive officer)
Donald H. Nikolaus

/s/Ralph G. Spontak                           Senior Vice President, Chief                March 28, 2002
---------------------------                   Financial Officer and
Ralph G. Spontak                              Secretary (principal financial
                                              and accounting officer)


/s/Robert S. Bolinger                         Director                                    March 28, 2002
---------------------------
Robert S. Bolinger

/s/Thomas J. Finley                           Director                                    March 28, 2002
---------------------------
Thomas J. Finley

/s/Patricia A. Gilmartin                      Director                                    March 28, 2002
---------------------------
Patricia A. Gilmartin

/s/Philip H. Glatfelter                       Director                                    March 28, 2002
---------------------------
Philip H. Glatfelter

/s/John J. Lyons                              Director                                    March 28, 2002
---------------------------
John J. Lyons

/s/C. Edwin Ireland                           Director                                    March 28, 2002
---------------------------
C. Edwin Ireland

/s/R. Richard Sherbahn                        Director                                    March 28, 2002
---------------------------
R. Richard Sherbahn


                                                  EXHIBIT INDEX
                                                  -------------
                                     (Pursuant to Item 601 of Regulation S-K)

    Exhibit No.                           Description of Exhibits                                             Reference
    -----------                           -----------------------                                             ---------
      (3)(i)          Certificate of Incorporation of Registrant, as amended                                      (a)

      (3)(ii)         Amended and Restated By-laws of Registrant                                             Filed herewith


                                 Management Contracts and Compensatory Plans or Arrangements
                                 -----------------------------------------------------------

      (10)(A)         Donegal Group Inc. Amended and Restated 1996 Equity Incentive Plan                          (b)

      (10)(B)         Donegal Group Inc. 2001 Equity Incentive Plan for Employees                                 (c)

      (10)(C)         Donegal Group Inc. Amended and Restated 1996 Equity Incentive Plan for Directors            (d)

      (10)(D)         Donegal Group Inc. 2001 Equity Incentive Plan for Directors                                 (c)

      (10)(E)         Donegal Group Inc. 2001 Employee Stock Purchase Plan, as amended                            (e)

      (10)(F)         Donegal Group Inc. Amended and Restated 2001 Agency Stock Purchase Plan                     (f)

      (10)(G)         Donegal Mutual Insurance Company 401(k) Plan                                                (g)

      (10)(H)         Amendment No. 1 effective January 1, 2000 to Donegal Mutual Insurance Company               (g)
                      401(k) Plan

      (10)(I)         Amendment No. 2 effective January 6, 2000 to Donegal Mutual Insurance Company          Filed herewith
                      401(k) Plan

      (10)(J)         Amendment No. 3 effective July 23, 2001 to Donegal Mutual Insurance Company 401(k)     Filed herewith
                      Plan

      (10)(K)         Amendment No. 4 effective January 1, 2002 to Donegal Mutual Insurance Company          Filed herewith
                      401(k) Plan

      (10)(L)         Amendment No. 5 effective December 31, 2001 to Donegal Mutual Insurance Company        Filed herewith
                      401(k) Plan


    Exhibit No.                           Description of Exhibits                                           Reference
    -----------                           -----------------------                                           ---------

      (10)(M)         Donegal Mutual Insurance Company Executive Restoration Plan                                 (h)


                                          Other Material Contracts
                                          ------------------------

      (10)(N)         Tax Sharing Agreement dated September 29, 1986 between Donegal Group Inc. and
                      Atlantic States Insurance Company                                                           (i)

      (10)(O)         Services Allocation Agreement dated September 29, 1986 between Donegal Mutual
                      Insurance Company, Donegal Group Inc. and Atlantic States Insurance Company                 (i)

      (10)(P)         Proportional Reinsurance Agreement dated September 29, 1986 between Donegal Mutual
                      Insurance Company and Atlantic States Insurance Company                                     (i)

      (10)(Q)         Amendment dated October 1, 1988 to Proportional Reinsurance Agreement between
                      Donegal Mutual Insurance Company and Atlantic States Insurance Company                      (j)

      (10)(R)         Multi-Line Excess of Loss Reinsurance Agreement effective January 1, 1993 between Donegal Mutual Insurance Company, Southern Insurance Company of Virginia,
                      Atlantic States Insurance Company and Pioneer Mutual Insurance Company,
                      and Christiana General Insurance Corporation of New York, Cologne Reinsurance
                      Company of America, Continental Casualty Company, Employers Reinsurance Corporation and
                      Munich American Reinsurance                                                                 (k)

      (10)(S)         Amendment dated July 16, 1992 to Proportional Reinsurance Agreement between Donegal
                      Mutual Insurance Company and Atlantic States Insurance Company                              (l)

      (10)(T)         Amendment dated as of December 21, 1995 to Proportional Reinsurance Agreement
                      between Donegal Mutual Insurance Company and Atlantic States Insurance Company              (m)

      (10)(U)         Reinsurance and Retrocession Agreement dated May 21, 1996 between Donegal Mutual
                      Insurance Company and Pioneer Insurance Company                                             (h)


    Exhibit No.                           Description of Exhibits                                           Reference
    -----------                           -----------------------                                           ---------
      (10)(V)         Reinsurance and Retrocession Agreement dated May 21, 1996 between Donegal Mutual
                      Insurance Company and Southern Insurance Company of Virginia                                (h)

      (10)(W)         Reinsurance and Retrocession Agreement effective January 1, 2000 between Donegal
                      Mutual Insurance Company and Southern Heritage Insurance Company                            (g)

      (10)(X)         Property and Catastrophe Excess of Loss Reinsurance Agreement effective January 1,
                      2000 between Donegal Mutual Insurance Company and Southern Heritage Insurance
                      Company                                                                                     (g)

      (10)(Y)         Amended and Restated Credit Agreement dated as of July 27, 1998 among Donegal
                      Group Inc., the banks and other financial institutions from time to time party
                      thereto and Fleet National Bank, as agent                                                   (n)

      (10)(Z)         First Amendment and Waiver to the Amended and Restated Credit Agreement dated as
                      of December 31, 1999                                                                        (g)

      (10)(AA)        Amendment dated as of April 20, 2000 to Proportional Reinsurance Agreement between
                      Donegal Mutual Insurance Company and Atlantic States Insurance Company                      (o)

      (10)(BB)        Lease Agreement dated as of September 1, 2000 between Donegal Mutual Insurance
                      Company and Province Bank FSB                                                               (c)

      (10)(CC)        Aggregate Excess of Loss Reinsurance Agreement dated as of January 1, 2001 between
                      Donegal Mutual Insurance Company and Pioneer Insurance Company                              (c)

        (13)          2001 Annual Report to Stockholders (electronic filing contains only those portions     Filed herewith
                      incorporated by reference into this Form 10-K Report)

        (20)          Proxy Statement relating to the Annual Meeting of Stockholders to be held on April 18, 2002, provided, however, that the Report of the Compensation Committee, the Performance Graph and the Report of the Audit Committee shall not be deemed
                      filed as part of this Form 10-K Report                                                      (p)



    Exhibit No.                           Description of Exhibits                                           Reference
    -----------                           -----------------------                                           ---------


        (21)          Subsidiaries of Registrant                                                             Filed herewith

        (23)          Consent of Independent Auditors                                                        Filed herewith

--------------

(a)      Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form S-3 Registration Statement No. 333-59828 filed April 30, 2001.

(b)      Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form 10-K Report for the year ended December 31, 1998.

(c)      Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form 10-K Report for the year ended December 31, 2000.

(d)      Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form 10-K Report for the year ended December 31, 1997.

(e)      Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form S-8 Registration Statement No. 333-62974 filed June 14, 2001.

(f)      Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form S-2 Registration Statement No. 333-63102 declared effective February 8, 2002.

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

(o)      Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form 8-K Report dated May 31, 2000.

(p) Such exhibit is hereby incorporated by reference to the Registrant's definitive proxy statement filed March 22, 2002.