Form 10-Q
period 2002-03-31
DONEGAL GROUP INC
filed 2002-05-15
CIK 800457

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[x]  Quarterly Report Pursuant to Section 13 of the Securities Exchange Act of
     1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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
          -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,066,351 shares of Class A Common Stock and 2,982,314 shares of Class B Common Stock, $0.01 par value, outstanding on April 30, 2002.

                          Part 1. Financial Information

Item 1.  Financial Statements.


                       DONEGAL GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                              MARCH 31, 2002   DEC. 31, 2001
                                                              --------------   -------------
ASSETS                                                          (Unaudited)
------
Investments
   Fixed maturities
      Held to maturity, at amortized cost                     $  83,419,732    $  85,322,965
      Available for sale, at market value                       181,871,320      173,718,844
   Equity securities, available for sale at market               18,123,670       17,517,346
   Short-term investments, at cost, which
      approximates market                                        24,018,948       24,074,200
                                                              -------------    -------------
         Total investments                                      307,433,670      300,633,355
Cash                                                              3,316,649        4,075,288
Accrued investment income                                         3,602,959        3,765,076
Premiums receivable                                              25,722,734       24,143,531
Reinsurance receivable                                           69,198,183       67,853,174
Deferred policy acquisition costs                                14,315,421       13,604,215
Federal income tax receivable                                            --          292,618
Deferred federal income taxes                                     8,272,412        7,474,730
Prepaid reinsurance premiums                                     23,138,184       29,593,467
Property and equipment, net                                       4,492,361        4,568,652
Accounts receivable - securities                                    480,244           50,023
Other                                                               562,021          578,243
                                                              -------------    -------------
         Total assets                                         $ 460,534,838    $ 456,632,372
                                                              =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES
   Losses and loss expenses                                   $ 185,985,000    $ 179,839,905
   Unearned premiums                                            110,486,640      114,079,264
   Accrued expenses                                               5,960,616        7,186,107
   Reinsurance balances payable                                     671,106          839,156
   Federal income taxes payable                                     971,472               --
   Cash dividend declared to stockholders                                --          869,877
   Line of credit                                                27,600,000       27,600,000
   Accounts payable - securities                                  2,500,000               --
   Due to affiliate                                               2,686,594        4,015,074
   Other                                                          1,421,540        1,274,640
                                                              -------------    -------------
         Total liabilities                                      338,282,968      335,704,023
                                                              -------------    -------------

STOCKHOLDERS' EQUITY
   Preferred stock, $1.00 par value, authorized
      2,000,000 shares; none issued
   Class A common stock, $.01 par value, authorized
      30,000,000 shares, issued 6,146,986 and 6,097,214
      shares and outstanding 6,065,462 and 6,015,690 shares          61,470           60,972
   Class B common stock, $.01 par value, authorized
      10,000,000 shares, issued 3,022,632 and 3,021,965
      shares and outstanding 2,981,870 and 2,981,203 shares          30,226           30,220
   Additional paid-in capital                                    59,378,923       58,887,715
   Accumulated other comprehensive income                         1,534,676        2,861,765
   Retained earnings                                             62,138,323       59,979,425
   Treasury stock, at cost                                         (891,748)        (891,748)
                                                              -------------    -------------
         Total stockholders' equity                             122,251,870      120,928,349
                                                              -------------    -------------
         Total liabilities and stockholders' equity           $ 460,534,838    $ 456,632,372
                                                              =============    =============


          See accompanying notes to consolidated financial statements.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                    THREE MONTHS ENDED MARCH 31,
                                                         2002          2001
                                                         -----         ----
REVENUES:
   Net premiums earned                               $ 45,452,260  $ 40,040,902
   Investment income, net of investment expenses        3,730,304     4,041,186
   Realized investment gain                               126,778       120,807
   Lease income                                           194,962       200,691
   Service charge income                                  529,742       388,440
                                                     ------------  ------------
      Total revenues                                   50,034,046    44,792,026
                                                     ------------  ------------

EXPENSES:
   Net losses and loss expenses                        31,297,569    26,158,684
   Amortization of deferred policy acquisition costs    7,385,000     6,503,000
   Other underwriting expenses                          7,112,250     6,505,029
   Policy dividends                                       466,179       399,380
   Interest                                               324,824       812,614
   Other expenses                                         502,423       395,337
                                                     ------------  ------------
      Total expenses                                   47,088,245    40,774,044
                                                     ------------  ------------

Income before income taxes                              2,945,801     4,017,982
Income taxes                                              765,085     1,063,387
                                                     ------------  ------------

Net income                                           $  2,180,716  $  2,954,595
                                                     ============  ============

Earnings per common share
   Basic                                             $       0.24  $       0.33
                                                     ============  ============
   Diluted                                           $       0.24  $       0.33
                                                     ============  ============



                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                    THREE MONTHS ENDED MARCH 31,
                                                         2002           2001
                                                         -----          ----

Net income                                           $  2,180,716  $  2,954,595
Other comprehensive income (loss), net of tax
   Unrealized gains (losses) on securities:
      Unrealized holding gain (loss) during
         the period,net of income tax                  (1,243,416)    1,915,155
      Reclassification adjustment, net of income tax      (83,673)      (79,733)
                                                     ------------  ------------
Other comprehensive income (loss)                     ( 1,327,089)    1,835,422
                                                     ------------  ------------
Comprehensive income                                 $    853,627  $  4,790,017
                                                     ============  ============



          See accompanying notes to consolidated financial statements.



                                                               DONEGAL GROUP INC. AND SUBSIDIARIES
                                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                                           (Unaudited)
                                                            FOR THE THREE MONTHS ENDED MARCH 31, 2002


                                                                                                                       Accumulated
                                                                                                      Additional          Other
                                                                                                        Paid-In       Comprehensive
                              Class A Shares  Class B Shares   Class A Amount     Class B Amount        Capital           Income
                              --------------  --------------   --------------     --------------        -------           ------

Balance, December 31, 2001      6,097,214       3,021,965       $     60,972       $     30,220      $ 58,887,715      $  2,861,765

Issuance of common stock           48,439                                484                              453,534

Net income

Cash dividends

Grant of employee options                                                                                  20,057

Exercise of stock options           1,333             667                 14                  6            17,617

Other comprehensive loss                                                                                                (1,327,089)
                              ------------------------------------------------------------------------------------------------------

Balance, March 31, 2002         6,146,986       3,022,632       $     61,470       $     30,226      $ 59,378,923      $ 1,534,676
                              ======================================================================================================





                                                                         Total
                                Retained           Treasury          Stockholders'
                                Earnings             Stock               Equity
                                --------             -----               ------

Balance, December 31, 2001    $ 59,979,425       $   (891,748)       $ 120,928,349

Issuance of common stock                                                   454,018

Net income                       2,180,716                               2,180,716

Cash dividends                      (1,761)                                 (1,761)

Grant of employee options          (20,057)                                     --

Exercise of stock options                                                   17,637

Other comprehensive loss                                                (1,327,089)
                              -----------------------------------------------------

Balance, March 31, 2002       $ 62,138,323       $   (891,748)       $ 122,251,870
                              =====================================================





          See accompanying notes to consolidated financial statements.


                       DONEGAL GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            THREE MONTHS ENDED MARCH 31,
                                                                2002            2001
                                                                -----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $  2,180,716    $  2,954,595
                                                            ------------    ------------
   Adjustments to reconcile net income to net cash
         provided by operating activities:
      Depreciation and amortization                              280,731         301,873
      Realized investment gain                                  (126,778)       (120,807)
   Changes in assets and liabilities:
      Losses and loss expenses                                 6,145,095         447,967
      Unearned premiums                                       (3,592,624)        954,412
      Premiums receivable                                     (1,579,203)     (2,061,652)
      Deferred policy acquisition costs                         (711,206)         98,524
      Deferred income taxes                                     (114,030)         32,535
      Reinsurance receivable                                  (1,345,009)     (1,230,895)
      Prepaid reinsurance premiums                             6,455,283        (738,882)
      Accrued investment income                                  162,117         (39,702)
      Due to affiliate                                        (1,328,480)        750,807
      Reinsurance balances payable                              (168,050)       (494,370)
      Current income taxes                                     1,264,090       1,320,852
      Other, net                                              (1,062,366)       (634,248)
                                                            ------------    ------------
         Net adjustments                                       4,279,570      (1,413,586)
                                                            ------------    ------------
      Net cash provided by operating activities                6,460,286       1,541,009
                                                            ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed maturities
      Held to maturity                                        (7,215,618)     (8,450,000)
      Available for sale                                     (20,985,876)    (14,808,595)
   Purchase of equity securities, available for sale          (1,312,500)     (4,496,258)
   Maturity of fixed maturities
      Held to maturity                                         8,627,033       8,478,904
      Available for sale                                      12,728,932      10,411,789
   Sale of fixed maturities
      Held to maturity                                           415,000              --
      Available for sale                                         461,965              --
   Sale of equity securities                                     514,021       2,989,473
   Net purchase of property and equipment                       (107,151)        (37,522)
   Net sales of short-term investments                            55,252      10,415,234
                                                            ------------    ------------
      Net cash provided by (used in) investing activities     (6,818,942)      4,503,025
                                                            ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividends paid                                          (871,638)       (798,937)
   Issuance of common stock                                      471,655         370,072
   Line of credit, net                                                --      (3,000,000)
                                                            ------------    ------------
      Net cash used in financing activities                     (399,983)     (3,428,865)
                                                            ------------    ------------

Net increase (decrease) in cash                                 (758,639)      2,615,169
Cash at beginning of period                                    4,075,288       5,182,988
                                                            ------------    ------------
Cash at end of period                                       $  3,316,649    $  7,798,157
                                                            ============    ============

Cash paid during period - Interest                          $     92,823    $  1,442,784
Net cash paid (received) during period - Taxes              $    380,000    $   (290,000)


          See accompanying notes to consolidated financial statements.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                                   (UNAUDITED)
               SUMMARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 -  ORGANIZATION

     Donegal Group Inc. (the "Company") was organized as a regional insurance holding company by Donegal Mutual Insurance Company (the "Mutual Company") on August 26, 1986 and operates in the Mid-Atlantic and Southern states through its wholly-owned stock insurance companies, Atlantic States Insurance Company ("Atlantic States"), Southern Heritage Insurance Company ("Southern Heritage"), Southern Insurance Company of Virginia ("Southern") and Pioneer Insurance Company - Ohio ("Pioneer - Ohio") (collectively "Insurance Subsidiaries"). The Company has three operating segments: the investment function, the personal lines of insurance and the commercial lines of insurance. Products offered in the personal lines of insurance consist primarily of homeowners and private passenger automobile policies. Products offered in the commercial lines of insurance consist primarily of commercial automobile, commercial multiple peril and workers' compensation policies. The Insurance Subsidiaries are subject to regulation by Insurance Departments in those states in which they operate and undergo periodic examinations by those departments. The Insurance Subsidiaries are also subject to competition from other insurance companies in their operating areas. Atlantic States participates in an inter-company pooling arrangement with the Mutual Company and assumes 70% of the pooled business. Prior to 2002 Southern ceded 50% of its business to the Mutual Company. At March 31, 2001, the Mutual Company held 63% of the outstanding common stock of the Company.

     On January 1, 2002, the Mutual Company and Southern terminated their quota share agreement, under which Southern ceded 50% of its direct business, less reinsurance, to the Mutual Company. As a result of this termination, the Company's prepaid reinsurance premiums decreased $7,310,471, unearned premiums decreased $5,117,330, and deferred policy acquisition costs increased $714,853. The Mutual Company will transfer $1,478,288 in cash to the Company related to this termination. The Company did not recognize a gain or loss on this transaction.

     During 2000, the Company acquired 45% of the outstanding stock of Donegal Financial Services Corporation ("DFSC"), a bank holding company, for $3,042,000 in cash. The remaining 55% of the outstanding stock of DFSC is owned by the Mutual Company.

     The Company has announced plans to streamline its corporate structure by merging a number of its subsidiaries together. Delaware Atlantic Insurance Company ("Delaware"), and Pioneer Insurance Company, New York, (Pioneer-New
York) previously wholly owned subsidiaries, were merged into Atlantic States on August 1, 2001 and September 30, 2001, respectively. The mergers were accounted for as statutory mergers and had no financial impact on the consolidated entity. Pending regulatory approval, Southern Heritage will be merged into Southern Insurance and Pioneer-Ohio will be merged into Atlantic States Insurance Company. These mergers are not anticipated to have a material impact on the Company.

     Southern, Pioneer-Ohio and Southern Heritage (and Delaware and Pioneer-New York prior to merging into Atlantic States) each have agreements with the Mutual Company under which they cede, and then reassume back, 100% of their business net of reinsurance. The primary purpose of the agreements is to provide these subsidiaries with the same A. M. Best rating (currently "A") as the Mutual Company, which these subsidiaries could not achieve without these contracts in place. These agreements do not transfer insurance risk. While these subsidiaries ceded and reassumed amounts received from policyholders of $20,541,417 and $17,037,440 and claims of $7,559,925 and $5,615,685 under these agreements in the three months ended March 31, 2002 and 2001, respectively, the amounts are not reflected in the consolidated financial statements. The aggregate liabilities ceded and reassumed under these agreements were $45,657,568 and $36,494,487 at March 31, 2002 and December 31, 2001, respectively.

2 -  BASIS OF PRESENTATION

     The financial information for the interim period included herein is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary to a fair presentation of the financial position, results of operations and cash flow for the interim period included herein. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of results of operations to be expected for the twelve months ended December 31, 2002.

     These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

3 -  EARNINGS PER SHARE

     The computation of basic and diluted earnings per share is as follows:

                                                     WEIGHTED
                                                     AVERAGE     EARNINGS
                                           NET        SHARES       PER
                                         INCOME     OUTSTANDING   SHARE
THREE MONTHS ENDED MARCH 31:             ------     -----------  --------

2002
----
      Basic                            $2,180,716    9,030,160   $    .24
      Effect of stock options                  --       94,365         --
                                       ----------   ----------   --------
      Diluted                          $2,180,716    9,124,525   $    .24
                                       ----------   ----------   --------


2001
----
      Basic                            $2,954,595    8,890,314   $    .33
      Effect of stock options                  --       98,433         --
                                       ----------   ----------   --------
      Diluted                          $2,954,595    8,988,747   $    .33
                                       ----------   ----------   --------



     The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:

                                            FOR THE THREE MONTHS
                                              ENDED MARCH 31,
                                          2002               2001
                                          ----               ----

Number of Options                       942,834           1,042,338
                                        =======           =========





4 -  SEGMENT INFORMATION

     The Company evaluates the performance of the personal lines and commercial lines based upon underwriting results as determined under statutory accounting practices (SAP), which is used by management to measure performance for the total business of the Company. Financial data by segment is as follows:

                                                THREE MONTHS ENDED MARCH 31
                                                  2002            2001
------------------------------------------------------------------------------
                                                     ($ in thousands)
------------------------------------------------------------------------------
Revenues:
   Premiums earned:
      Commercial lines                           $16,494         $15,009
      Personal lines                              28,958          25,032
------------------------------------------------------------------------------
            Total net premiums earned             45,452          40,041
------------------------------------------------------------------------------
   Net investment income                           3,730           4,041
   Realized investment
         Gain                                        127             121
   Other                                             725             589
------------------------------------------------------------------------------
Total revenues                                   $50,034         $44,792
==============================================================================

Income before income taxes:
   Underwriting income (loss)
      Commercial lines                           $ 1,130         $   330
      Personal lines                              (2,517)            160
------------------------------------------------------------------------------
          SAP underwriting income (loss)          (1,387)            490
      GAAP adjustments                               579             (15)
------------------------------------------------------------------------------
          GAAP underwriting income (loss)           (808)            475
   Net investment income                           3,730           4,041
   Realized investment gain                          127             121
   Other                                            (103)           (619)
------------------------------------------------------------------------------
Income before income taxes                       $ 2,946         $ 4,018
==============================================================================

5 -   INVESTMENTS

     During the first quarter of 2002, the Company sold Halliburton Company bonds that had been classified as held to maturity due to significant deterioration in the issuer's credit worthiness. These bonds had an amortized cost of $488,901, and the sale resulted in a realized loss of $73,901. There were no other sales or transfers from the held to maturity portfolio.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        -------------

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2002
TO THREE MONTHS ENDED MARCH 31, 2001
------------------------------------

     Total revenues for the three months ended March 31, 2002 were $50,034,046, which were $5,242,020, or 11.7%, greater than the same period in 2001. Net premiums earned increased to $45,452,260, an increase of $5,411,358, or 13.5%, over the first quarter of 2001. Direct premiums written of the combined pool of Atlantic States and Donegal Mutual increased $6,743,369, or 14.9%. A 5.9% increase in the direct premiums written of Southern, a 44.6% increase in the direct premiums written of Pioneer-Ohio and a 16.5% increase in the direct premiums written of Southern Heritage accounted for the majority of the increase. The Company reported net realized investment gains of $126,778 in the first quarter of 2002 compared to a gain of $120,807 for the same period of 2001. The realized gain in 2002 was net of realized losses of $60,078 which resulted from changes in the market value of securities that were determined to be other then temporary. The realized gain in 2001 resulted from the normal turnover of the Company's portfolio. Investment income was $3,730,304, a decrease of $310,882, or 7.7%, from the first quarter of 2001. An increase in average invested assets from $288.3 million in the first quarter of 2001 to $304.0 million in the first quarter of 2002 offset by a decrease in the annualized average return on investments from 5.6% in the first quarter of 2001 to 4.9% in the first quarter of 2002 accounted for the change.

     The GAAP combined ratio of insurance operations in the first quarter of 2002 was 101.8% compared to 98.8% for the same period in 2001. The GAAP combined ratio is the sum of the ratios of incurred losses and loss adjusting expenses to premiums earned (loss ratio), policyholders' dividends to premiums earned (dividend ratio), and underwriting expenses to premiums earned (expense ratio). The Company's loss ratio in the first quarter of 2002 was 68.9% compared to 65.3% in the first quarter of 2001. The increase in loss ratio was due to higher losses in personal lines. The Company's expense ratio for the first quarter of 2002 was 31.9% compared to 32.5% for the first quarter of 2001. The dividend ratio remained unchanged at 1.0%.

     Federal income taxes for the first quarter of 2002 represented 26.0% of the income before income taxes compared to 26.5% for the same period of 2001. These rates vary from the expected rate of 34% primarily due to the effect of tax-exempt investment income.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company generates sufficient funds from its operations and maintains a high degree of liquidity in its investment portfolio. The primary source of funds to meet the demands of claim settlements and operating expenses are premium collections, investment earnings and maturing investments. The Company had no significant commitments for capital expenditures as of March 31, 2002.

     In investing funds made available from operations, the Company maintains securities maturities consistent with its projected cash needs for the payment of claims and expenses. The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

     As of March 31, 2002, pursuant to a credit agreement dated December 29, 1995, and amended as of July 27, 1998, with Fleet National Bank of Connecticut, (the " Bank") the Company had unsecured borrowings of $27.6 million. Per the terms of the credit agreement, the Company may borrow up to $32 million at interest rates equal to the bank's then current prime rate or the then current London interbank Eurodollar bank rate plus 1.70%. At March 31, 2002, the interest rates on the outstanding balances were 3.6625% on an outstanding eurodollar balance of $12.6 million and 3.6375% on an outstanding eurodollar rate balance of $15.0 million. In addition, the Company pays a non-use fee at a rate of 3/10 of 1% per annum on the average daily unused portion of the Bank's commitment. On each July 27, commencing July 27, 2001, the credit line is reduced by $8 million. Any outstanding loan in excess of the remaining credit line, after such reduction, will then be payable.

     The Company's principal source of cash with which to pay stockholder dividends is dividends from Atlantic States, Southern, Pioneer - Ohio and Southern Heritage which are required by law to maintain certain minimum surplus on a statutory basis and are subject to regulations under which payment of dividends from statutory surplus is restricted and may require prior approval of their domiciliary insurance regulatory authorities. Atlantic States, Southern, Pioneer - Ohio and Southern Heritage are subject to Risk Based Capital (RBC) requirements. At December 31, 2001, each of the Companies' capital was substantially above the RBC requirements. In 2002 amounts available for distribution as dividends to Donegal Group without prior approval of the insurance regulatory authorities are $8,612,490 from Atlantic States, $1,086,348 from Southern, $552,447 from Pioneer - Ohio and $3,514,487 from Southern Heritage.


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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS. (NONE)
------   -----------------

ITEM 2.  CHANGES IN SECURITIES.  (NONE)
------   ---------------------

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
------   -------------------------------

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

         The Company has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 2001 to March 31, 2002. In addition, the Company has maintained approximately the same investment mix during this period.

         There have been no material changes to the Company's quantitative or qualitative market risk exposure from December 31, 2001 through March 31, 2002.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------   ----------------------------------------------------


            Annual Stockholders meeting held April 18, 2002.

            Directors elected at meeting:
                     Robert S. Bolinger
                              Votes for                 3,191,615
                              Votes withheld               22,527
                     Patricia A. Gilmartin
                              Votes for                 3,191,615
                              Votes withheld               22,527
                     Philip H. Glatfelter, II
                              Votes for                 3,191,760
                              Votes withheld               22,382

Directors Continuing:
                           Thomas J. Finley, JR.
                           C. Edwin Ireland
                           John J. Lyons
                           Donald H. Nikolaus
                           R. Richard Sherbahn



                  Election of KPMG LLP as Auditors for 2002:
                              Votes for                 3,196,611
                              Against                      16,565
                              Abstain                         968


ITEM 5.  OTHER INFORMATION.
------   ------------------

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------   --------------------------------

         (a)   EX -27 Financial Data Schedule
         (b)   Reports on 8-K:
               No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2002.




                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   DONEGAL GROUP INC.


MAY 15, 2002                       BY:__________________________________________
                                      Donald H. Nikolaus, President
                                        and Chief Executive Officer




MAY 15, 2002                       BY:__________________________________________
                                      Ralph G. Spontak, Senior Vice President,
                                        Chief Financial Officer and Secretary