Form 10-Q
period 2002-06-30
DONEGAL GROUP INC
filed 2002-08-14
CIK 800457

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________.

Commission file number 0-15341
                       -------


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


             1195 RIVER ROAD, P.O. BOX 302, MARIETTA, PA 17547-0302
             ------------------------------------------------------
               (Address of principal executive offices) (Zip code)


                                 (717) 426-1931
                                 --------------
              (Registrant's telephone number, including area code)


                                       N/A
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,097,805 shares of Class A Common Stock, $0.01 par value and 2,982,314 shares of Class B Common Stock, $0.01 par value, outstanding on July 31, 2002.

                         Part 1. Financial Information

Item 1.  Financial Statements.

                      DONEGAL GROUP INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                              JUNE 30, 2002    DEC. 31, 2001
                                                              -------------    -------------
                                                               (Unaudited)
ASSETS
------
Investments
   Fixed maturities
      Held to maturity, at amortized cost                     $  79,078,178    $  85,322,965
      Available for sale, at market value                       182,294,132      173,718,844
   Equity securities, available for sale, at market              19,929,888       17,517,346
   Short-term investments, at cost, which
      approximates market                                        23,906,574       24,074,200
                                                              -------------    -------------
         Total investments                                      305,208,772      300,633,355
Cash                                                              1,882,099        4,075,288
Accrued investment income                                         3,785,202        3,765,076
Premiums receivable                                              28,009,278       24,143,531
Reinsurance receivable                                           69,787,883       67,853,174
Deferred policy acquisition costs                                14,930,615       13,604,215
Federal income tax receivable                                            --          292,618
Deferred federal income taxes                                     7,668,154        7,474,730
Prepaid reinsurance premiums                                     27,017,495       29,593,467
Property and equipment, net                                       4,657,313        4,568,652
Accounts receivable - securities                                         --           50,023
Due from affiliate                                                4,572,795               --
Other                                                               551,461          578,243
                                                              -------------    -------------
         Total assets                                         $ 468,071,067    $ 456,632,372
                                                              =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES
   Losses and loss expenses                                   $ 188,044,921    $ 179,839,905
   Unearned premiums                                            119,907,984      114,079,264
   Accrued expenses                                               5,836,547        7,186,107
   Reinsurance balances payable                                   1,073,569          839,156
   Federal income taxes payable                                     465,436               --
   Cash dividend declared to stockholders                                --          869,877
   Borrowings under line of credit                               19,800,000       27,600,000
   Accounts payable - securities                                    255,500               --
   Due to affiliate                                               4,441,311        4,015,074
   Other                                                          1,795,819        1,274,640
                                                              -------------    -------------
         Total liabilities                                      341,621,087      335,704,023
                                                              =============    =============

STOCKHOLDERS' EQUITY
   Preferred stock, $1.00 par value, authorized
      2,000,000 shares; none issued
   Class A common stock, $.01 par value, authorized
      30,000,000 shares, issued 6,168,809 and 6,097,214
      shares and outstanding 6,087,285 and 6,015,690 shares          61,688           60,972
   Class B common stock, $.01 par value, authorized
      10,000,000 shares, issued 3,023,076 and 3,021,965
      shares and outstanding 2,982,314 and 2,981,203 shares          30,231           30,220
   Additional paid-in capital                                    59,615,073       58,887,715
   Accumulated other comprehensive income                         3,199,285        2,861,765
   Retained earnings                                             64,435,451       59,979,425
   Treasury stock                                                  (891,748)        (891,748)
         Total stockholders' equity                             126,449,980      120,928,349
                                                              -------------    -------------
         Total liabilities and stockholders' equity           $ 468,071,067    $ 456,632,372
                                                              =============    =============

          See accompanying notes to consolidated financial statements.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                        SIX MONTHS ENDED JUNE 30,
                                                           2002           2001
                                                           ----           ----
REVENUES:
   Net premiums earned                                 $ 91,562,772   $ 81,692,892
   Investment income, net of investment expenses          7,440,586      8,277,895
   Realized gain                                            187,259        113,839
   Lease income                                             389,086        399,616
   Service charge income                                  1,191,146        804,753
                                                       ------------   ------------
      Total revenues                                    100,770,849     91,288,995
                                                       ------------   ------------

EXPENSES:
   Net losses and loss expenses                          63,433,588     54,089,873
   Amortization of deferred policy acquisition costs     14,730,000     13,171,000
   Other underwriting expenses                           13,301,150     13,199,417
   Policy dividends                                         571,366        716,702
   Interest                                                 620,808      1,392,001
   Other expenses                                           713,577      1,077,715
                                                       ------------   ------------
      Total expenses                                     93,370,489     83,646,708
                                                       ------------   ------------

Income before income taxes                                7,400,360      7,642,287
Income taxes                                              2,040,810      1,990,423
                                                       ------------   ------------

Net income                                             $  5,359,550   $  5,651,864
                                                       ============   ============
Earnings per common share
   Basic                                               $       0.59   $       0.63
                                                       ============   ============
   Diluted                                             $       0.59   $       0.63
                                                       ============   ============


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                        SIX MONTHS ENDED JUNE 30,
                                                           2002           2001
                                                           ----           ----

Net income                                             $  5,359,550   $  5,651,864
Other comprehensive income, net of tax
   Unrealized gains on securities:
      Unrealized holding gain during the period,
         net of income tax                                  461,111      1,371,342
      Reclassification adjustment, net of income tax       (123,591)       (75,134)
                                                       ------------   ------------
Other comprehensive income                                  337,520      1,296,208
                                                       ------------   ------------
Comprehensive income                                   $  5,697,070   $  6,948,072
                                                       ============   ============


          See accompanying notes to consolidated financial statements.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                       THREE MONTHS ENDED JUNE 30,
                                                           2002           2001
                                                           ----           ----
REVENUES:
   Net premiums earned                                 $ 46,110,512   $ 41,651,990
   Investment income, net of investment expenses          3,710,282      4,236,709
   Realized gain (loss)                                      60,481         (6,968)
   Lease income                                             194,124        198,925
   Service charge income                                    661,404        416,313
                                                       ------------   ------------
      Total revenues                                     50,736,803     46,496,969
                                                       ------------   ------------
EXPENSES:
   Net losses and loss expenses                          32,136,019     27,931,189
   Amortization of deferred policy acquisition costs      7,345,000      6,668,000
   Other underwriting expenses                            6,188,900      6,694,388
   Policy dividends                                         105,187        317,322
   Interest                                                 295,984        579,387
   Other expenses                                           211,154        682,378
                                                       ------------   ------------
      Total expenses                                     46,282,244     42,872,664
                                                       ------------   ------------

Income before income taxes                                4,454,559      3,624,305
Income taxes                                              1,275,725        927,036
                                                       ------------   ------------

Net income                                             $  3,178,834   $  2,697,269
                                                       ============   ============

Earnings per common share
   Basic                                               $       0.35   $       0.30
                                                       ============   ============
   Diluted                                             $       0.35   $       0.30
                                                       ============   ============


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                       THREE MONTHS ENDED JUNE 30,
                                                            2002          2001
                                                            ----          ----

Net income                                             $  3,178,834   $  2,697,269
Other comprehensive income (loss), net of tax
   Unrealized gains (losses) on securities:
      Unrealized holding gain (loss) during the period,
         net of income tax                                1,704,527       (543,813)
      Reclassification adjustment, net of income tax        (39,918)         4,599
                                                       ------------   ------------
Other comprehensive income (loss)                         1,664,609       (539,214)
                                                       ------------   ------------
Comprehensive income                                   $  4,843,443   $  2,158,055
                                                       ============   ============


          See accompanying notes to consolidated financial statements.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                                                                                                   Accumulated
                                                                                                   Additional         Other
                                                                                                    Paid-In      Comprehensive
                             Class A Shares   Class B Shares   Class A Amount   Class B Amount      Capital          Income
                             --------------   --------------   --------------   --------------      --------        -------

Balance, December 31, 2001        6,097,214        3,021,965   $       60,972   $       30,220   $ 58,887,715    $   2,861,765

Issuance of common stock             69,373                               693                         671,647

Net income

Cash dividends

Grant of stock options                                                                                 26,657

Exercise of stock options             2,222            1,111               23               11         29,054

Other comprehensive income                                                                                             337,520
                             ---------------------------------------------------------------------------------------------------
Balance, June 30, 2002            6,168,809        3,023,076   $       61,688   $       30,231   $ 59,615,073    $   3,199,285
                             ===================================================================================================







                                                                      Total
                                 Retained        Treasury         Stockholders'
                                 Earnings         Stock              Equity
                                 ---------        ------             ------

Balance, December 31, 2001     $ 59,979,425    $   (891,748)      $ 120,928,349

Issuance of common stock                                                672,340

Net income                        5,359,550                           5,359,550

Cash dividends                     (876,867)                           (876,867)

Grant of stock options              (26,657)                                 --

Exercise of stock options                                                29,088

Other comprehensive income                                              337,520
                             ---------------------------------------------------
Balance, June 30, 2002         $ 64,435,451    $   (891,748)      $ 126,449,980
                             ===================================================



          See accompanying notes to consolidated financial statements.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               SIX MONTHS ENDED JUNE 30,
                                                                  2002            2001
                                                                  -----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                 $  5,359,550    $  5,651,864
                                                              ------------    ------------
   Adjustments to reconcile net income to net cash
        provided by operating activities:
      Depreciation and amortization                                584,401         564,508
      Realized investment gain                                    (187,259)       (113,839)
  Changes in assets and liabilities:
      Losses and loss expenses                                   8,205,016       5,004,810
      Unearned premiums                                          5,828,720       9,375,528
      Premiums receivable                                       (3,865,747)     (5,594,205)
      Deferred policy acquisition costs                         (1,326,400)       (844,910)
      Deferred income taxes                                       (367,290)       (297,391)
      Reinsurance receivable                                    (1,934,709)     (2,917,784)
      Prepaid reinsurance premiums                               2,575,972      (2,939,417)
      Accrued investment income                                    (20,126)          2,397
      Due to affiliate                                          (4,146,558)       (921,430)
      Reinsurance balances payable                                 234,413        (595,270)
      Current income taxes                                         758,054         457,921
      Other, net                                                  (801,600)     (1,037,432)
                                                              ------------    ------------
         Net adjustments                                         5,536,887         143,486
                                                              ------------    ------------
      Net cash provided by operating activities                 10,896,437       5,795,350
                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed maturities
      Held to maturity                                         (12,342,915)    (13,659,750)
      Available for sale                                       (30,890,279)    (25,623,643)
   Purchase of equity securities, available for sale            (4,322,178)     (6,742,189)
   Maturity of fixed maturities
      Held to maturity                                          18,076,142      16,304,164
      Available for sale                                        22,759,398      22,506,453
   Sale of fixed maturities
      Held to maturity                                             415,000              --
      Available for sale                                           461,965       4,271,591
   Sale of equity securities, available for sale                 1,886,265       5,180,419
   Net purchase of property and equipment                         (455,334)        (79,785)
   Net sales of short-term investments                             167,626       3,953,502
                                                              ------------    ------------
      Net cash provided by (used in) investing activities       (4,244,310)      6,110,762
                                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividends paid                                          (1,746,744)     (1,661,212)
   Issuance of common stock                                        701,428         801,652
   Line of credit, net                                          (7,800,000)    (11,800,000)
                                                              ------------    ------------
      Net cash used in financing activities                     (8,845,316)    (12,659,560)
                                                              ------------    ------------

Net decrease in cash                                            (2,193,189)       (753,448)
Cash at beginning of period                                      4,075,288       5,182,988
                                                              ------------    ------------
Cash at end of period                                         $  1,882,099    $  4,429,540
                                                              ============    ============

Cash paid during period - Interest                            $     97,093    $  2,045,457
Net cash paid during period - Taxes                           $  1,640,000    $  1,825,000


           See accompanying notes to consolidated financial statements

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                                   (UNAUDITED)
               SUMMARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 -  ORGANIZATION

     Donegal Group Inc. (the "Company") was organized as a regional insurance holding company by Donegal Mutual Insurance Company (the "Mutual Company") on August 26, 1986 and operates in the Mid-Atlantic and Southern states through its wholly owned stock insurance companies, Atlantic States Insurance Company ("Atlantic States") and Southern Insurance Company of Virginia ("Southern") (collectively, the "Insurance Subsidiaries"). The Company has three operating segments: the investment function, the personal lines of insurance and the commercial lines of insurance. Products offered in the personal lines of insurance consist primarily of homeowners and private passenger automobile policies. Products offered in the commercial lines of insurance consist primarily of commercial automobile, commercial multiple peril and workers' compensation policies. The Insurance Subsidiaries are subject to regulation by Insurance Departments in those states in which they operate and undergo periodic examinations by those departments. The Insurance Subsidiaries are also subject to competition from other insurance companies in their operating areas. Atlantic States participates in an inter-company pooling arrangement with the Mutual Company and assumes 70% of the pooled business. Prior to 2002, Southern ceded 50% of its business to the Mutual Company. At June 30, 2002, the Mutual Company held 63% of the outstanding Class A and Class B common stock of the Company.

     On January 1, 2002, the Mutual Company and Southern terminated their quota share agreement, under which Southern ceded 50% of its direct business, less reinsurance, to the Mutual Company. As a result of this termination, the Company's prepaid reinsurance premiums decreased $7,310,471, unearned premiums decreased $5,117,330, and deferred policy acquisition costs increased $714,853. The Mutual Company transferred $1,478,288 in cash to the Company related to this termination. The Company did not recognize a gain or loss on this transaction.

     During 2000, the Company acquired 45% of the outstanding stock of Donegal Financial Services Corporation ("DFSC"), a bank holding company, for $3,042,000 in cash. The remaining 55% of the outstanding stock of DFSC is owned by the Mutual Company.

     The Company has streamlined its corporate structure by merging a number of its subsidiaries together. Delaware Atlantic Insurance Company ("Delaware"), Pioneer Insurance Company, New York, (Pioneer-New York) and Pioneer Insurance Company, Ohio (Pioneer-Ohio), previously wholly owned subsidiaries, were merged into Atlantic States on August 1, 2001, September 30, 2001 and May 8, 2002, respectively. Southern Heritage Insurance Company (Southern Heritage), previously a wholly owned subsidiary, was merged into Southern on April 30, 2002. The mergers were accounted for as a reorganization of entities under common control as they were all within the consolidated group. The mergers had no financial impact on the consolidated entity.

     Southern (and Delaware, Pioneer-Ohio, Southern Heritage and Pioneer-New York prior to their mergers) has an agreement with the Mutual Company under which it cedes, and then reassumes back, 100% of its business net of reinsurance. The primary purpose of these agreements is to provide the Subsidiaries with the same A. M. Best rating (currently "A") as the Mutual Company, which they could not achieve without these agreements in place. These agreements do not transfer insurance risk. While the Subsidiaries ceded and reassumed amounts received from policyholders of $25,183,072 and $21,863,707 and claims of $15,270,392 and $11,863,674 under these agreements in the six months ended June 30, 2002 and 2001, respectively, the amounts are not reflected in the consolidated financial statements. The aggregate liabilities ceded and reassumed under this agreement were $40,428,819 and $44,321,246 at June 30, 2002 and December 31, 2001, respectively.

2 -  BASIS OF PRESENTATION

     The financial information for the interim period included herein is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, that, in the opinion of management, are necessary to a fair presentation of the Company's financial position, results of operations and cash flow for the interim period included herein. The Company's results of operations for the six months ended June 30, 2002, are not necessarily indicative of its results of operations for the twelve months ending December 31, 2002.

     These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

3 -  EARNINGS PER SHARE

     The computation of basic and diluted earnings per share is as follows:

                                             WEIGHTED
                                              AVERAGE      EARNINGS
                                   NET        SHARES         PER
                                 INCOME     OUTSTANDING     SHARE
                                 ------     -----------     -----
THREE MONTHS ENDED JUNE 30:

2002
----
     Basic                     $3,178,834    9,059,477      $ .35
     Effect of stock options           --      116,252         --
                               ----------   ----------      -----
     Diluted                   $3,178,834    9,175,729      $ .35
                               ==========   ==========      -----

2001
----
     Basic                     $2,697,269    8,928,017      $ .30
     Effect of stock options           --      167,955         --
                               ----------   ----------      -----
     Diluted                   $2,697,269    9,095,972      $ .30
                               ==========   ==========      -----


SIX MONTHS ENDED JUNE 30:

2002
----
     Basic                     $5,359,550    9,044,899      $ .59
     Effect of stock options           --      105,309         --
                               ----------   ----------      -----
     Diluted                   $5,359,550    9,150,208      $ .59
                               ==========   ==========      -----

2001
----
     Basic                     $5,651,864    8,909,270      $ .63
     Effect of stock options           --      133,194         --
                               ----------   ----------      -----
     Diluted                   $5,651,864    9,042,464      $ .63
                               ==========   ==========      -----

     The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:

                             FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                ENDED JUNE 30,            ENDED JUNE 30,
                                --------------            --------------
                              2002          2001         2002         2001
                              ----          ----         ----         ----

Number of Options           941,501      1,042,338      941,501    1,042,338
                            =======      =========      =======    =========

4 -  SEGMENT INFORMATION

     The Company evaluates the performance of the personal lines and commercial lines based upon underwriting results as determined under statutory accounting practices (SAP), which is used by management to measure performance for the total business of the Company. Financial data by segment is as follows:


                                                 THREE MONTHS ENDED JUNE 30
                                                     2002          2001
-----------------------------------------------------------------------------
                                                      ($ in thousands)
-----------------------------------------------------------------------------
Revenues:
   Premiums earned:
      Commercial lines                             $ 16,278      $15,574
      Personal lines                                 29,833       26,078
-----------------------------------------------------------------------------
         Total net premiums earned                   46,111       41,652
-----------------------------------------------------------------------------
   Net investment income                              3,710        4,237
   Realized investment gain (loss)                       60           (7)
   Other                                                856          615
-----------------------------------------------------------------------------
Total revenues                                     $ 50,737      $46,497
=============================================================================
Income before income taxes:
   Underwriting income (loss)
      Commercial lines                             $  1,475      $  (760)
      Personal lines                                 (1,656)        (109)
-----------------------------------------------------------------------------
         SAP underwriting loss                         (181)        (869)
      GAAP adjustments                                  517          910
-----------------------------------------------------------------------------
         GAAP underwriting income                       336           41
   Net investment income                              3,710        4,237
   Realized investment gain (loss)                       60           (7)
   Other                                                349         (647)
-----------------------------------------------------------------------------
Income before income taxes                         $  4,455      $ 3,624
=============================================================================

                                                  SIX MONTHS ENDED JUNE 30,
                                                      2002        2001
-----------------------------------------------------------------------------
                                                      ($ in thousands)
-----------------------------------------------------------------------------
Revenues:
   Premiums earned:
      Commercial lines                             $ 32,772      $30,583
      Personal lines                                 58,791       51,110
-----------------------------------------------------------------------------
         Total net premiums earned                   91,563       81,693
-----------------------------------------------------------------------------
   Net investment income                              7,441        8,278
   Realized investment gain                             187          114
   Other                                              1,580        1,204
-----------------------------------------------------------------------------
Total revenues                                     $100,771      $91,289
=============================================================================

Income before income taxes:
   Underwriting income (loss)
      Commercial lines                             $  2,604      $  (430)
      Personal lines                                 (4,173)          51
-----------------------------------------------------------------------------
         SAP underwriting loss                       (1,569)        (379)
      GAAP adjustments                                1,095          895
-----------------------------------------------------------------------------
         GAAP underwriting income (loss)               (474)         516
   Net investment income                              7,441        8,278
   Realized investment gain                             187          114
   Other                                                246       (1,266)
-----------------------------------------------------------------------------
Income before income taxes                         $  7,400      $ 7,642
=============================================================================


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2002 COMPARED
TO THREE MONTHS ENDED JUNE 30, 2001
-----------------------------------

     Total revenues for the three months ended June 30, 2002 were $50,736,803, which were $4,239,834, or 9.1%, greater than the same period in 2001. Net premiums earned increased to $46,110,512, an increase of $4,458,522, or 10.7%, over the second quarter of 2001. Direct premiums written of the combined pool of Atlantic States and Donegal Mutual increased $6,666,644, or 12.1%, with Southern posting an increase of 0.9% in direct premiums written. The Company reported net realized investment gains of $60,481 in the second quarter of 2002 compared to a loss of $6,968 for the same period of 2001. The realized gain in 2002 was net of realized losses of $92,440 which resulted from changes in the market value of securities that were determined to be other than temporary. The realized gain in 2001 was net of realized losses of $463,735 which resulted from changes in the market value of securities that were determined to be other than temporary. Investment income was $3,710,282, a decrease of $526,427, or 12.4%, from the second quarter of 2001. An increase in average invested assets from $281.9 million in the second quarter of 2001 to $306.3 million in the second quarter of 2002 was more than offset by a decrease in the annualized average return on investments from 6.0% in the second quarter of 2001 to 4.8% in the second quarter of 2002 accounting for the decrease in investment income.

     The GAAP combined ratio of insurance operations in the second quarter of 2002 was 99.3% compared to 99.9% for the same period in 2001. The GAAP combined ratio is the sum of the ratios of incurred losses and loss adjusting expenses to premiums earned (loss ratio), policyholders' dividends to premiums earned (dividend ratio), and underwriting expenses to premiums earned (expense ratio). The Company's loss ratio in the second quarter of 2002 was 69.7% compared to 67.1% in the second quarter of 2001. The increase in loss ratio was due to losses related to storm activity that totaled $1.1 million in the quarter. The Company's expense ratio for the second quarter of 2002 was 29.4% compared to 32.1% for the second quarter of 2001. The dividend ratio decreased to 0.2% compared to 0.8% in the second quarter of 2001 because of more stringent qualification standards.

     Federal income taxes for the second quarter of 2002 represented 28.6% of income before income taxes compared to 25.6% for the same period of 2001. These rates vary from the expected rate of 34% primarily due to the effect of tax-exempt investment income.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2002 COMPARED
TO SIX MONTHS ENDED JUNE 30, 2001
---------------------------------

     Total revenues for the six months ended June 30, 2002 were $100,770,849, which were $9,481,854, or 10.4%, greater than the same period in 2001. Net premiums earned increased to $91,562,772, an increase of $9,869,880, or 12.1%, over the first six months of 2001. Direct premiums written of the combined pool of Atlantic States and Donegal Mutual increased $14,007,045, or 13.8%. This increase was tempered somewhat by a 5.0% increase in the direct premiums written of Southern. The Company reported net realized investment gains of $187,259 in the first six months of 2002 compared to a gain of $113,839 for the same period of 2001. The realized gain in 2002 was net of realized losses of $152,518 which resulted from changes in the market value of securities that were determined to be other than temporary. The realized gain in 2001 was net of realized losses of $463,735 which resulted from changes in the market value of securities that were determined to be other than temporary. Investment income was $7,440,586, a decrease of $837,309, or 10.1%, from the first six months of 2001. An increase in average invested assets from $282.9 million in the first six months of 2001 to $302.9 million in the first six months of 2002 was more than offset by a decrease in the annualized average return on investments from 5.9% in the first six months of 2001 to 4.9% in the first six months of 2002 accounting for the decrease in investment income.

     The GAAP combined ratio of insurance operations in the first six months of 2002 was 100.5% compared to 99.4% for the same period in 2001. The GAAP combined ratio is the sum of the ratios of incurred losses and loss adjusting expenses to premiums earned (loss ratio), policyholders' dividends to premiums earned (dividend ratio), and underwriting expenses to premiums earned (expense ratio). The Company's loss ratio in the first half of 2002 was 69.3% compared to 66.2% in the first half of 2001. The increase in loss ratio was due to higher losses in personal lines during the first quarter and storm related losses of $1.1 million in the second quarter. The Company's expense ratio for the first six months of 2002 was 30.6% compared to 32.3% for the first six months of 2001. The dividend ratio decreased to 0.6% for the first half of 2002 from 0.9% in the first half of 2001.

     Federal income taxes for the first six months of 2002 represented 27.6% of income before income taxes compared to 26.0% for the same period of 2001. These rates vary from the expected rate of 34% primarily due to the effect of tax-exempt investment income.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company generates sufficient funds from its operations and maintains a high degree of liquidity in its investment portfolio. The primary source of funds to meet the demands of claim settlements and operating expenses are premium collections, investment income and maturing investments. The Company had no significant commitments for capital expenditures as of June 30, 2002.

     In investing funds made available from operations, the Company maintains securities maturities consistent with its projected cash needs for the payment of claims and expenses. The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

     As of June 30, 2002, under a credit agreement dated December 29, 1995, and amended as of July 27, 1998, with Fleet National Bank of Connecticut ("the Bank"), the Company had unsecured borrowings of $19.8 million. Per the terms of the credit agreement, the Company may borrow up to $32 million at interest rates equal to the Bank's then current prime rate or the then current London interbank eurodollar bank rate plus 1.70%. At June 30, 2002, the interest rates on the outstanding balances were 3.6625% on an outstanding eurodollar balance of $4.8 million and 3.6375% on an outstanding eurodollar rate balance of $15.0 million. In addition, the Company pays a non-use fee at a rate of 3/10 of 1% per annum on the average daily unused portion of the Bank's commitment. On each July 27, commencing July 27, 2001, the credit line is reduced by $8 million and is currently $24 million. Any outstanding loan in excess of the remaining credit line, after such reduction, will then be payable.

     The Company's principal source of cash with which to pay stockholder dividends is dividends from Atlantic States and Southern. Atlantic States and Southern are required by law to maintain certain minimum surplus on a statutory basis and are subject to regulations under which payment of dividends from statutory surplus is restricted and may require prior approval of their domiciliary insurance regulatory authorities. Atlantic States and Southern are subject to Risk Based Capital (RBC) requirements. At December 31, 2001, each of the Companies' capital was substantially above the RBC requirements. In 2002, amounts available for distribution as dividends to the Company without prior approval of the insurance regulatory authorities are $9,164,937 from Atlantic States and $4,600,835 from Southern.

CREDIT RISK
-----------

     The Company provides property and liability insurance coverages through its subsidiaries' independent agency systems located throughout its operating area. The majority of this business is billed directly to the insured although a portion of the Company's commercial business is billed through its agents who are extended credit in the normal course of business.

     The Company's subsidiaries have reinsurance agreements in place with the Mutual Company and with a number of other major unaffiliated authorized reinsurers.

IMPACT OF INFLATION
-------------------

     Property and casualty insurance premium rates are established before the amount of losses and loss settlement expenses, or the extent to which inflation may impact such expenses, are known. Consequently, the Company attempts, in establishing rates, to anticipate the potential impact of inflation.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

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

     The Company has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 2001 to June 30, 2002. In addition, the Company has maintained approximately the same investment mix during this period.

     There have been no material changes to the Company's quantitative or qualitative market risk exposure from December 31, 2001 through June 30, 2002.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
-------  ------------------

               NONE.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
-------  ------------------------------------------

               NONE.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
-------  --------------------------------

               NONE.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------

         Annual Stockholders meeting held April 18, 2002.

         Directors elected at meeting:
             Robert S. Bolinger
                    Votes for                   3,191,615
                    Votes withheld                 22,527
             Patricia A. Gilmartin
                    Votes for                   3,191,615
                    Votes withheld                 22,527
             Philip H. Glatfelter, II
                    Votes for                   3,191,760
                    Votes withheld                 22,382

         Directors Continuing:
                    Thomas J. Finley, Jr.
                    C. Edwin Ireland
                    John J. Lyons
                    Donald H. Nikolaus
                    R. Richard Sherbahn

             Election of KPMG LLP as Auditors for 2002:
                    Votes for                   3,196,611
                    Against                        16,565
                    Abstain                           968

ITEM 5.  OTHER INFORMATION.
-------  ------------------

               NONE.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
-------  ---------------------------------

         (a)   Exhibits

               Exhibit No.      Description
               -----------      -----------

               Exhibit 99.1 Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Title 18 of the United States Code

               Exhibit 99.2 Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Title 18 of the United States Code

         (b)   Reports on Form 8-K:

               None.



                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                               DONEGAL GROUP INC.


AUGUST 14, 2002                BY:
                                   -------------------------------------------
                                   Donald H. Nikolaus, President
                                     and Chief Executive Officer




AUGUST 14, 2002                BY:
                                   -------------------------------------------
                                   Ralph G. Spontak, Senior Vice President,
                                     Chief Financial Officer and Secretary