Form 10-Q
period 2002-09-30
DONEGAL GROUP INC
filed 2002-11-14
CIK 800457

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended September 30, 2002

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

             1195 River Road, P.O. Box 302, Marietta, PA 17547-0302
               (Address of principal executive offices) (Zip code)

                                 (717) 426-1931
              (Registrant's telephone number, including area code)

                                       N/A

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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,152,298 shares of Class A Common Stock, $0.01 par value and 2,983,314 shares of Class B Common Stock, $0.01 par value, outstanding on October 31, 2002.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                         --------------------------------
                                                                2002           2001
                                                                ----           ----
Revenues:
---------
      Net premiums earned                                 $ 46,792,748    $ 42,598,703
      Investment income, net of investment expenses          3,623,262       3,710,452
      Net realized investment losses                          (201,190)       (562,301)
      Lease income                                             200,574         199,948
      Service charge income                                    670,023         419,184
                                                          ------------    ------------
          Total revenues                                    51,085,417      46,365,986
                                                          ------------    ------------

EXPENSES:
      Net losses and loss expenses                          32,423,893    $ 30,026,448
      Amortization of deferred policy acquisition costs      7,365,000       6,997,000
      Other underwriting expenses                            6,511,832       6,944,584
      Policy dividends                                         280,375         465,779
      Interest                                                 249,271         465,726
      Other expenses                                           158,583         339,871
                                                          ------------    ------------
          Total expenses                                    46,988,954      45,239,408
                                                          ------------    ------------

Income before income taxes                                   4,096,463       1,126,578
Income taxes                                                 1,080,787         103,156
                                                          ------------    ------------

Net income                                                $  3,015,676    $  1,023,422
                                                          ============    ============

Earnings per common share
      Basic                                               $       0.33    $       0.11
                                                          ============    ============
      Diluted                                             $       0.33    $       0.11
                                                          ============    ============

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                         --------------------------------
                                                              2002           2001
                                                              ----           ----

Net income                                                 $3,015,676     $1,023,422
Other comprehensive income, net of tax
      Unrealized gains on securities:
          Unrealized holding gain during the period,
               net of income tax                            1,846,413      2,172,740
          Reclassification adjustment, net of income tax      132,785        371,119
                                                           ----------     ----------
Other comprehensive income                                  1,979,198      2,543,859
                                                           ----------     ----------
Comprehensive income                                       $4,994,874     $3,567,281
                                                           ==========     ==========

          See accompanying notes to consolidated financial statements.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                      NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                                                                              ACCUMULATED
                                                                                               ADDITIONAL         OTHER
                                                                                                 PAID-IN      COMPREHENSIVE
                               CLASS A SHARES  CLASS B SHARES  CLASS A AMOUNT CLASS B AMOUNT    CAPITAL          INCOME
                               --------------  --------------  -------------- --------------    --------         -------

 Balance, December 31, 2001      6,097,214        3,021,965        $ 60,972    $    30,220    $ 58,887,715    $  2,861,765

 Issuance of common stock          116,725                            1,166                      1,133,174

 Net income

 Cash dividends

 Grant of stock options                                                                             26,657

 Exercise of stock options           2,222            1,111              23             11          29,054

 Other comprehensive income                                                                                      2,316,718
                                 ---------        ---------        --------    -----------    ------------    ------------

 Balance, September 30, 2002     6,216,161        3,023,076        $ 62,161    $    30,231    $ 60,076,600    $  5,178,483
                                 =========        =========        ========    ===========    ============    ============


                                                                     TOTAL
                                RETAINED           TREASURY      STOCKHOLDERS'
                                EARNINGS            STOCK           EQUITY
                                --------            ------          ------

 Balance, December 31, 2001    $ 59,979,425    $    (891,748)    $ 120,928,349

 Issuance of common stock                                            1,134,340

 Net income                       8,375,226                          8,375,226

 Cash dividends                  (1,755,129)                        (1,755,129)

 Grant of stock options             (26,657)                               --

 Exercise of stock options                                              29,088

 Other comprehensive income                                          2,316,718
                               ------------    -------------     -------------

 Balance, September 30, 2002   $ 66,572,865    $    (891,748)    $ 131,028,592
                               ============    =============     =============


          See accompanying notes to consolidated financial statements.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                         -------------------------------
                                                               2002            2001
                                                               -----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                          $  8,375,226    $  6,675,286
                                                          ------------    ------------
      Adjustments to reconcile net income to net cash
               provided by operating activities:
           Depreciation and amortization                       898,350         839,380
           Realized investment loss                             13,931         448,462
      Changes in assets and liabilities:
           Losses and loss expenses                         17,204,081      15,139,625
           Unearned premiums                                 9,392,067      17,250,969
           Premiums receivable                              (3,173,917)     (7,103,343)
           Deferred policy acquisition costs                (1,442,805)     (1,555,147)
           Deferred income taxes                              (781,528)       (569,391)
           Reinsurance receivable                           (5,450,622)     (9,656,435)
           Prepaid reinsurance premiums                      1,050,029      (6,712,215)
           Accrued investment income                           272,591         311,166
           Due to affiliate                                 (1,508,039)       (260,353)
           Reinsurance balances payable                        229,633        (360,339)
           Current income taxes                                887,019         353,445
           Other, net                                         (444,894)       (116,544)
                                                          ------------    ------------
               Net adjustments                              17,145,896       8,009,280
                                                          ------------    ------------
           Net cash provided by operating activities        25,521,122      14,684,566
                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of fixed maturities
           Held to maturity                                (28,117,044)    (36,895,097)
           Available for sale                              (50,953,675)    (53,380,298)
      Purchase of equity securities, available for sale    (11,251,602)    (10,046,952)
      Maturity of fixed maturities
           Held to maturity                                 28,917,827      40,209,398
           Available for sale                               38,528,033      36,307,020
      Sale of fixed maturities
           Held to maturity                                    415,000              --
           Available for sale                                  461,965      12,275,464
      Sale of equity securities, available for sale          9,243,147       5,770,980
      Net purchase of property and equipment                  (482,379)       (140,233)
      Net sale (purchase) of short-term investments           (440,410)      2,630,069
                                                          ------------    ------------
           Net cash used in investing activities           (13,679,138)     (3,269,649)
                                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Cash dividends paid                                   (2,625,006)     (2,526,762)
      Issuance of common stock                               1,163,428       1,157,497
      Line of credit, net                                   (7,800,000)    (11,800,000)
                                                          ------------    ------------
           Net cash used in financing activities            (9,261,578)    (13,169,265)
                                                          ------------    ------------

Net increase (decrease) in cash                              2,580,406      (1,754,348)
Cash at beginning of period                                  4,075,288       5,182,988
                                                          ------------    ------------
Cash at end of period                                     $  6,655,694    $  3,428,640
                                                          ============    ============

Cash paid during period - Interest                        $    584,185    $  2,426,292
Net cash paid during period - Taxes                       $  3,390,000    $  2,325,000

               See accompanying notes to consolidated financial statements.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                                   (Unaudited)
               Summary Notes to Consolidated Financial Statements

1.     ORGANIZATION

       Donegal Group Inc. (the "Company") was organized as a regional insurance holding company by Donegal Mutual Insurance Company (the "Mutual Company") on August 26, 1986 and operates in the Mid-Atlantic and Southern states through its wholly owned insurance subsidiaries, Atlantic States Insurance Company ("Atlantic States") and Southern Insurance Company of Virginia ("Southern") (collectively, the "Insurance Subsidiaries"). The Company has three operating segments: the investment function, the personal lines of insurance and the commercial lines of insurance. Products offered in the personal lines of insurance consist primarily of homeowners and private passenger automobile policies. Products offered in the commercial lines of insurance consist primarily of commercial automobile, commercial multiple peril and workers' compensation policies. The Insurance Subsidiaries are subject to regulation by Insurance Departments in those states in which they operate and undergo periodic examinations by those departments. The Insurance Subsidiaries are also subject to competition from other insurance companies in their operating areas. Atlantic States participates in an inter-company pooling arrangement with the Mutual Company and assumes 70% of the pooled business. At September 30, 2002, the Mutual Company held 63% of the outstanding Class A and Class B common stock of the Company.

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

       The Company has streamlined its corporate structure by merging a number of its subsidiaries. Delaware Atlantic Insurance Company ("Delaware"), Pioneer Insurance Company, New York, ("Pioneer-New York") and Pioneer Insurance Company, Ohio ("Pioneer-Ohio"), previously wholly owned subsidiaries, were merged into Atlantic States on August 1, 2001, September 30, 2001 and May 8, 2002, respectively. Southern Heritage Insurance Company ("Southern Heritage"), previously a wholly owned subsidiary, was merged into Southern on April 30, 2002. The mergers were accounted for as a reorganization of entities under common control as they were all within the consolidated group. The mergers had no financial impact on the consolidated entity.

       Southern has (and Delaware, Pioneer-Ohio, Southern Heritage and Pioneer-New York had prior to their mergers) an agreement with the Mutual Company under which it cedes, and then reassumes back, 100% of its business net of reinsurance. The primary purpose of these agreements is to assist these subsidiaries in maintaining the same A. M. Best rating (currently "A") as the Mutual Company. These agreements do not transfer insurance risk. While these subsidiaries ceded and reassumed amounts received from policyholders of $36,796,527 and $31,932,359 and claims of $23,320,493 and $18,050,106 under these agreements in the nine months ended September 30, 2002 and 2001, respectively, the amounts are not reflected in the consolidated financial statements. The aggregate liabilities ceded and reassumed under these agreements were $43,325,319 and $44,321,246 at September 30, 2002 and December 31, 2001,
respectively.

2.     BASIS OF PRESENTATION

       The financial information for the interim periods included herein are unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, that, in the opinion of management, are necessary to a fair presentation of the Company's financial position, results of operations and cash flow for the interim periods included herein. The Company's results of operations for the nine months ended September 30, 2002, are not necessarily indicative of its results of operations for the twelve months ending December 31, 2002.

       These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

3.     Earnings Per Share

       The computation of basic and diluted earnings per share is as follows:


                                                                       Weighted
                                                                        Average                Earnings
                                                 Net                    Shares                    Per
                                               Income                 Outstanding                Share
                                               ------                 -----------              --------
Three Months Ended September 30:

2002
         Basic                                 $3,015,676              9,098,935                  $ .33
         Effect of stock options                      ---                 98,998                    ---
                                               -----------           -----------               --------
         Diluted                               $3,015,676              9,197,933                  $ .33
                                               ===========            ==========                   ----


2001
         Basic                                 $1,023,422              8,963,207                  $ .11
         Effect of stock options                      ---                172,497                    ---
                                            ---------------         -------------               -------
         Diluted                               $1,023,422              9,135,704                  $ .11
                                               ===========            ==========                   ----


Nine Months Ended September 30:

2002
         Basic                                 $8,375,226              9,063,109                  $ .92
         Effect of stock options                      ---                103,205                    .01
                                               ------------           ----------                  -----
         Diluted                               $8,375,226              9,166,314                  $ .91
                                               ============           ==========                  -----


2001
         Basic                                 $6,675,286              8,927,446                  $ .75
         Effect of stock options                      ---              1  46,295                    .01
                                               -----------            ----------                  -----
         Diluted                                $6,675,286             9,073,741                  $ .74
                                               ===========            ==========                  -----


       The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price during the relevant period:


                                            For The Three Months                          For The Nine Months
                                            Ended September 30,                           Ended September 30,
                                            -------------------                           -------------------
                                          2002                2001                     2002                 2001
                                          ----                ----                     ----                 ----


Number of Options                          941,501           1,042,338                  941,501            1,042,338
                                           =======           =========                  =======            =========




4.     Segment Information

       The Company evaluates the performance of the personal lines and commercial lines based upon underwriting results as determined under statutory accounting practices (SAP), which is used by management to measure performance for the total business of the Company. Financial data by segment is as follows:


                                                                     Three Months Ended September 30,
                                                                             2002                2001
                                                                             ----                ----
                                                                                  ($ in thousands)
Revenues:
       Premiums earned:
           Commercial lines                                            $   16,473         $   16,078
           Personal lines                                                  30,319             26,521
                                                                       ----------         ----------
                Total net premiums earned                                  46,792             42,599
                                                                       ----------         ----------
       Net investment income                                                3,623              3,710
       Realized investment loss                                             (201)             (562)
       Other                                                                  871                619
                                                                       ----------         ----------
Total revenues                                                         $   51,085         $   46,366
                                                                       ==========         ==========

Income before income taxes:
    Underwriting income (loss)
       Commercial lines                                                $    1,944         $    (113)
       Personal lines                                                     (1,116)             2,394)
                                                                       ----------         ----------
           SAP underwriting income (loss)                                     828            (2,507)
       GAAP adjustments                                                     (616)                672
                                                                       ----------         ----------
           GAAP underwriting income (loss)                                    212            (1,835)
    Net investment income                                                   3,623              3,710
    Realized investment loss                                                (201)              (562)
    Other                                                                     463              (186)
                                                                       ----------         ---------
Income before income taxes                                             $    4,097         $    1,127
                                                                       ==========         ==========


                                                                      Nine Months Ended September 30,
                                                                             2002                2001
                                                                             ----                ----
                                                                                  ($ in thousands)
Revenues:
       Premiums earned:
           Commercial lines                                            $   49,245         $   46,661
           Personal lines                                                  89,110             77,631
                                                                       ----------         ----------
                Total net premiums earned                                 138,355            124,292
                                                                       ----------         ----------
       Net investment income                                               11,064              1,988
       Realized investment loss                                              (14)              (448)
       Other                                                                2,451              1,823
                                                                       ----------         ----------
Total revenues                                                         $  151,856         $  137,655
                                                                       ==========         ==========

Income before income taxes:
    Underwriting income (loss)
       Commercial lines                                                $    4,548         $    (543)
       Personal lines                                                     (5,289)            (2,343)
                                                                       ----------         ----------
           SAP underwriting loss                                            (741)            (2,886)
       GAAP adjustments                                                       479              1,567
                                                                       ----------         ----------
           GAAP underwriting loss                                           (262)            (1,319)
    Net investment income                                                  11,064             11,988
    Realized investment loss                                                 (14)              (448)
    Other                                                                     709            (1,452)
                                                                       ----------         ----------
Income before income taxes                                             $   11,497         $    8,769
                                                                       ==========         ==========

5.     Investments

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

       Total revenues for the three months ended September 30, 2002 were $51,085,417, which were $4,719,431, or 10.2%, greater than the same period in 2001. Net premiums earned increased to $46,792,748, an increase of $4,194,045, or 9.8%, over the third quarter of 2001. Direct premiums written of the combined pool of Atlantic States and the Mutual Company increased $3,466,860, or 6.4%, with Southern posting an increase of 0.4% in direct premiums written. The Company reported a net realized investment loss of $201,190 in the third quarter of 2002, compared to a loss of $562,301 for the same period of 2001. The realized loss in 2002 included realized losses of $226,244 which resulted from changes in the market value of securities that were determined to be other than temporary. The realized loss in 2001 included realized losses of $604,235 which resulted from changes in the market value of securities that were determined to be other than temporary. Investment income was $3,623,262, a decrease of $87,190, or 2.3%, from the third quarter of 2001. An increase in average invested assets from $290.5 million in the third quarter of 2001 to $312.3 million in the third quarter of 2002 was more than offset by a decrease in the annualized average return on investments from 5.1% in the third quarter of 2001 to 4.7% in the third quarter of 2002 accounting for the decrease in investment income.

       The GAAP combined ratio of insurance operations in the third quarter of 2002 was 99.5% compared to 104.3% for the same period in 2001. The GAAP combined ratio is the sum of the ratios of incurred losses and loss adjusting expenses to premiums earned (loss ratio), policyholders' dividends to premiums earned (dividend ratio) and underwriting expenses to premiums earned (expense ratio). The Company's loss ratio in the third quarter of 2002 was 69.3% compared to 70.5% in the third quarter of 2001. The Company's expense ratio for the third quarter of 2002 was 29.6% compared to 32.7% for the third quarter of 2001. The dividend ratio decreased to 0.6% for the third quarter of 2002 compared to 1.1% in the third quarter of 2001 because of more stringent qualification standards.

       Federal income taxes for the third quarter of 2002 represented 26.4% of income before income taxes compared to 9.2% for the same period of 2001. The increase in the effective tax rate was due to the poor underwriting results during the third quarter of 2001 which resulted in tax-exempt investment income representing a much larger percentage of net income than in the third quarter of 2002. These rates varied from the expected rate of 34% primarily due to the effect of tax-exempt investment income.

RESULTS OF OPERATIONS -NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

       Total revenues for the nine months ended September 30, 2002 were $151,856,266, which were $14,201,285, or 10.3%, greater than the same period in 2001. Net premiums earned increased to $138,355,520, an increase of $14,063,925, or 11.3%, over the first nine months of 2001. Direct premiums written of the combined pool of Atlantic States and the Mutual Company increased $17,473,905, or 11.2%. This increase was tempered somewhat by a 3.5% increase in the direct premiums written of Southern. The Company reported a net realized investment loss of $13,931 in the first nine months of 2002 compared to a loss of $448,462 for the same period of 2001. The realized loss in 2002 included realized losses of $358,574 which resulted from changes in the market value of securities that were determined to be other than temporary. The realized loss in 2001 included realized losses of $1,067,970 which resulted from changes in the market value of securities that were determined to be other than temporary. Investment income for the third quarter of 2002 was $11,063,848, a decrease of $924,499, or 7.7%, from the first nine months of 2001. An increase in average invested assets from $296.9 million in the first nine months of 2001 to $310.0 million in the first nine months of 2002 was more than offset by a decrease in the annualized average return on investments from 5.3% in the first nine months of 2001 to 4.8% in the first nine months of 2002 accounting for the decrease in investment income.

       The GAAP combined ratio of insurance operations in the first nine months of 2002 was 100.2% compared to 101.1% for the same period in 2001. The GAAP combined ratio is the sum of the ratios of incurred losses and loss adjusting expenses to premiums earned (loss ratio), policyholders' dividends to premiums earned (dividend ratio) and underwriting expenses to premiums earned (expense ratio). The Company's loss ratio in the first nine months of 2002 was 69.3% compared to 67.7% in the first nine months of 2001. The increase in loss ratio was due to higher losses in personal lines during the first quarter of 2002 and storm related losses of $1.1 million in the second quarter of 2002 that were somewhat offset by a lower loss ratio in commercial lines during the third quarter. The Company's expense ratio for the first nine months of 2002 was 30.3%, compared to 32.4% for the first nine months of 2001. The dividend ratio decreased to 0.6% for the first three quarters of 2002 from 1.0% in the first three quarters of 2001.

       Federal income taxes for the first nine months of 2002 represented 27.2% of income before income taxes compared to 23.9% for the same period of 2001. These rates varied from the expected rate of 34% primarily due to the effect of tax-exempt investment income.

LIQUIDITY AND CAPITAL RESOURCES

       The Company generates sufficient funds from its operations and maintains a high degree of liquidity in its investment portfolio. The primary source of funds to meet the demands of claim settlements and operating expenses are premium collections, investment income and maturing investments. The Company had no significant commitments for capital expenditures as of September 30, 2002.

       In investing funds made available from operations, the Company maintains securities maturities consistent with its projected cash needs for the payment of claims and expenses. The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

       As of September 30, 2002, under a credit agreement dated December 29, 1995, and amended as of July 27, 1998, with Fleet National Bank of Connecticut ("the Bank"), the Company had unsecured borrowings of $19.8 million. Per the terms of the credit agreement, the Company may borrow up to $24 million at interest rates equal to the Bank's then current prime rate or the then current London interbank eurodollar bank rate plus 1.70%. At September 30, 2002, the interest rate on the outstanding balances was 3.55% on outstanding eurodollar balances of $19.8 million. In addition, the Company pays a non-use fee at a rate of 3/10 of 1% per annum on the average daily unused portion of the Bank's commitment. Each July 27th the credit line is reduced by $8 million and is currently $24 million. Any outstanding loan in excess of the remaining credit line, after such reduction, will then be payable.

       The Company's principal source of cash with which to pay stockholder dividends is dividends from Atlantic States and Southern. Atlantic States and Southern are required by law to maintain certain minimum surplus on a statutory basis, and are subject to regulations under which payment of dividends from statutory surplus is restricted and may require prior approval of their domiciliary insurance regulatory authorities. Atlantic States and Southern are subject to Risk-Based Capital (RBC) requirements. At December 31, 2001, each Atlantic States' and Southern's capital was substantially above the RBC requirements. In 2002, amounts available for distribution as dividends to the Company without prior approval of their domiciliary insurance regulatory authorities were $9,164,937 from Atlantic States and $4,600,835 from Southern.

CREDIT RISK

       The Company provides property and liability insurance coverages through the independent agency systems located throughout its operating area. The majority of this business is billed directly to the insured, although a portion of the Company's commercial business is billed through its agents who are extended credit in the normal course of business.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the timing and amount of costs recognized as a result of restructuring and similar activities. The Company will apply SFAF No. 146 to activities initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the Company's consolidated statements of income or balance sheet.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

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

       The Company has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 2001 to September 30, 2002. In addition, the Company has maintained approximately the same investment mix during this period.

       There have been no material changes to the Company's quantitative or qualitative market risk exposure from December 31, 2001 through September 30, 2002.

Item 4.      Control and Procedures


         Within 90 days prior to the date of filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                           Part II. Other Information

Item 1.  Legal Proceedings.

                 None.

Item 2.  Changes in Securities and Use of Proceeds.

                 None.

Item 3.  Defaults upon Senior Securities.

                 None.

Item 4.  Submission of Matters to a Vote of Security Holders.

                 None.

Item 5.  Other Information.

                 None.


Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

                       Exhibit No.                              Description

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




                               DONEGAL GROUP INC.


   November        , 2002               By:__________________________
                                        Donald H. Nikolaus, President
                                        and Chief Executive Officer




   November        , 2002               By:_____________________________________
                                        Ralph G. Spontak, Senior Vice President,
                                        Chief Financial Officer and Secretary

                                  CERTIFICATION

         I, Donald H. Nikolaus, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Donegal Group, Inc.;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November      , 2002
                                           -------------------------------------
                                           Donald H. Nikolaus
                                           President and Chief Executive Officer

                                  CERTIFICATION

         I, Ralph G. Spontak, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Donegal Group, Inc.;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

           3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

            4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November      , 2002
                                                       -------------------------
                                                       Ralph G. Spontak
                                                       Senior Vice President and
                                                       Chief Financial Officer