Form 10-Q/A
period 2002-09-30
DONEGAL GROUP INC
filed 2002-12-17
CIK 800457

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

                       Donegal Group Inc. and Subsidiaries
                           Consolidated Balance Sheets



                                                                                  September 30, 2002               December 31, 2001
                                                                                  ------------------               -----------------
                                                                                     (Unaudited)

Assets
------

Investments
      Fixed maturities
           Held to maturity, at amortized cost                                      $  84,760,364                     $   85,322,965
           Available for sale, at market value                                        191,793,062                        173,718,844
Equity securities, available for sale, at market                                       18,376,095                         17,517,346
      Short-term investments, at cost, which
            approximates market                                                         24,514,610                        24,074,200
                                                                                   ---------------                    --------------
                 Total investments                                                     319,444,131                       300,633,355
Cash                                                                                     6,655,694                         4,075,288
Accrued investment income                                                                3,492,485                         3,765,076
Premiums receivable                                                                     27,317,448                        24,143,531
Reinsurance receivable                                                                  73,303,796                        67,853,174
Deferred policy acquisition costs                                                       15,047,020                        13,604,215
Federal income tax receivable                                                                    -                           292,618
Deferred federal income taxes                                                            7,062,805                         7,474,730
Prepaid reinsurance premiums                                                            28,543,438                        29,593,467
Property and equipment, net                                                              4,521,550                         4,568,652
Accounts receivable - securities                                                           905,176                            50,023
Due from affiliate                                                                       1,934,276                                 -
Other                                                                                      542,550                           578,243
                                                                                    --------------                    --------------
              Total assets                                                          $  488,770,369                    $  456,632,372
                                                                                   ==============                    ==============





Liabilities and Stockholders' Equity
------------------------------------

Liabilities
       Losses and loss expenses                                                     $  197,043,986                    $  179,839,905
       Unearned premiums                                                               123,471,331                       114,079,264
       Accrued expenses                                                                  6,383,278                         7,186,107
       Reinsurance balances payable                                                      1,068,789                           839,156
       Federal income taxes payable                                                        594,401                                 -
       Cash dividend declared to stockholders                                                    -                           869,877
       Borrowings under line of credit                                                  19,800,000                        27,600,000
       Accounts payable - securities                                                     3,341,796                                 -
       Due to affiliate                                                                  4,441,311                         4,015,074
       Other                                                                             1,596,885                         1,274,640
                                                                                    --------------                     -------------
                 Total liabilities                                                     357,741,777                       335,704,023
                                                                                    ==============                     =============
Stockholders' Equity
       Preferred stock, $1.00 par value, authorized
            2,000,000 shares; none issued
       Class A common stock, $.01 par value, authorized
            30,000,000 shares, issued 6,216,161 and 6,097,214
            shares and outstanding 6,134,637 and 6,015,690 shares                           62,161                            60,972
       Class B common stock, $.01 par value, authorized
           10,000,000 shares, issued 3,023,076 and 3,021,965
            shares and outstanding 2,982,314 and 2,981,203 shares                           30,231                            30,220
      Additional paid-in capital                                                        60,076,600                        58,887,715
      Accumulated other comprehensive income                                             5,178,483                         2,861,765
       Retained earnings                                                                66,572,865                        59,979,425
       Treasury stock                                                                      891,748)                        (891,748)
                                                                                    --------------                    --------------
                 Total stockholders' equity                                            131,028,592                       120,928,349
                                                                                    --------------                    --------------
                 Total liabilities and stockholders' equity                         $  488,770,369                    $  456,632,372
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

                       Donegal Group Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)


                                                                                            Nine Months Ended September 30,
                                                                                         2002                            2001
                                                                                         -----                           -----
Revenues:
      Net premiums earned                                                         $  138,355,520                    $  124,291,595
      Investment income, net of investment expenses                                   11,063,848                        11,988,347
      Net realized investment losses                                                     (13,931)                         (448,462)
      Lease income                                                                       589,660                           599,564
      Service charge income                                                            1,861,169                         1,223,937
          Total revenues                                                             151,856,266                       137,654,981

Expenses:
      Net losses and loss expenses                                                    95,857,481                     $  84,116,321
      Amortization of deferred policy acquisition costs                               22,095,000                        20,168,000
      Other underwriting expenses                                                     19,812,982                        20,144,001
      Policy dividends                                                                   851,741                         1,182,481
      Interest                                                                           870,079                         1,857,727
      Other expenses                                                                     872,160                         1,417,586
           Total expenses                                                            140,359,443                       128,886,116

Income before income taxes                                                            11,496,823                         8,768,865


Income taxes                                                                           3,121,597                         2,093,579

Net income                                                                         $   8,375,226                     $   6,675,286

Earnings per common share
      Basic                                                                          $      0.92                       $      0.75
      Diluted                                                                        $      0.91                       $      0.74



             Consolidated Statements of Comprehensive Income
                                   (Unaudited)

                                                                                             Nine Months Ended September 30,
                                                                                          2002                             2001
                                                                                          -----                           -----
Net income                                                                         $   8,375,226                     $   6,675,286
Other comprehensive income, net of tax
      Unrealized gains on securities:
           Unrealized holding gain during the period,
           net of income tax                                                           2,307,524                         3,544,082
           Reclassification adjustment, net of income tax                                 9,194                            295,985
Other comprehensive income                                                             2,316,718                         3,840,067
Comprehensive income                                                               $  10,691,944                     $  10,515,353




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