Form 10-K
period 2002-12-31
DONEGAL GROUP INC
filed 2003-03-28
CIK 800457

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


[X]      ANNUAL  REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number 0-15341

                           DONEGAL GROUP INC.
         (Exact name of registrant as specified in its charter)

                DELAWARE                              23-2424711
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)               Identification No.)


 1195 RIVER ROAD, MARIETTA, PENNSYLVANIA                  17547
 (Address of principal executive offices               (Zip code))


Registrant's telephone number, including area code: (888) 877-0600

Securities registered pursuant to Section 12(b) of the Act:  None.

           Securities registered pursuant to Section 12(g) of the Act:

                      CLASS A COMMON STOCK, $.01 PAR VALUE

                      CLASS B COMMON STOCK, $.01 PAR VALUE
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ]. No [X].

On June 28, 2002, the aggregate market value (based on the closing sales prices on that date) of the voting stock held by non-affiliates of the Registrant was $31,102,112.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 6,187,569 shares of Class A Common Stock and 2,988,757 shares of Class B Common Stock were outstanding on March 11, 2003.

                      DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of the Registrant's annual report to stockholders for the fiscal year ended December 31, 2002 are incorporated by reference into Parts I, II and IV of this report.

2. Portions of the Registrant's proxy statement relating to the annual meeting of stockholders to be held April 17, 2003 are incorporated by reference into Part III of this report.

                               DONEGAL GROUP INC.

                            INDEX TO FORM 10-K REPORT


                                                                                                            PAGE
PART I ...........................................................................................................1

    Item 1.       Business 1

    Item 2.       Properties.....................................................................................30

    Item 3.       Legal Proceedings..............................................................................30

    Item 4.       Submission of Matters to a Vote of Security Holders............................................30

PART II .........................................................................................................31

    Item 5.       Market for the Registrant's Common Equity and Related Stockholder Matters......................31

    Item 6.       Selected Financial Data........................................................................31

    Item 7.       Management's Discussion and Analysis of Financial Condition and Results of
                  Operations.....................................................................................31

    Item 8.       Financial Statements and Supplementary Data....................................................31

    Item 9.       Changes in and Disagreements with Accountants on Accounting and  Financial
                  Disclosure.....................................................................................31

PART III ........................................................................................................32

    Item 10.      Directors and Executive Officers of the Registrant.............................................32

    Item 11.      Executive Compensation.........................................................................32

    Item 12.      Security Ownership of Certain Beneficial Owners and Management.................................32

    Item 13.      Certain Relationships and Related Transactions.................................................33

    Item 14.      Controls and Procedures........................................................................33

PART IV .........................................................................................................34

    Item 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K................................34

                                     PART I

ITEM 1.  BUSINESS.

     (a) GENERAL DEVELOPMENT OF BUSINESS.

     Donegal Group Inc. is an insurance holding company formed in August 1986, which is headquartered in Pennsylvania and engages, through its subsidiaries, in the property and casualty insurance business in 14 Mid-Atlantic and Southeastern states. As used in this Report, "DGI" or the "Company" refers to Donegal Group Inc. and its insurance subsidiaries, Atlantic States Insurance Company ("Atlantic States") and Southern Insurance Company of Virginia ("Southern"). To reduce expenses and enhance operating efficiencies, during 2001, two of DGI's former insurance company subsidiaries, Delaware Atlantic Insurance Company ("Delaware Atlantic") and Pioneer Insurance Company, a New York company ("Pioneer New York"), merged into Atlantic States. During 2002, one of DGI's former insurance company subsidiaries, Pioneer Insurance Company, an Ohio company ("Pioneer Ohio"), was merged into Atlantic States, and another of DGI's former insurance subsidiaries, Southern Heritage Insurance Company ("Southern Heritage"), was merged into Southern. Except as otherwise noted, all financial information included in this Report for Atlantic States and Southern includes the financial information of those former subsidiaries through the dates of the mergers.

     Donegal Mutual Insurance Company (the "Mutual Company") currently owns approximately 66% of the outstanding Class A Common Stock and approximately 62% of the outstanding Class B Common Stock of the Company. DGI and its subsidiaries and the Mutual Company underwrite a broad line of personal and commercial coverages, consisting of private passenger and commercial automobile, homeowners, commercial multi-peril, workers' compensation and other lines of insurance.

     The Company's strategy is to seek growth both internally and through acquisitions. Since the formation of the Company and Atlantic States in 1986, the Company has completed the following acquisitions:

                                                                                             NET PREMIUMS
                                                                                             WRITTEN YEAR
                                                                        YEAR                   PRIOR TO
    COMPANY ACQUIRED                                                  ACQUIRED               ACQUISITION
    ----------------                                                  --------               -----------
    Southern Insurance Company of Virginia                              1988                     $1,128,843
    Delaware Atlantic Insurance Company(1)                              1995                      2,824,398
    Pioneer Insurance Company (Ohio)(2)                                 1997                      4,499,273
    Southern Heritage Insurance Company(3)                              1998                     32,002,540
    Pioneer Insurance Company (New York)(1)                             2001                      1,917,723

     ------------
     (1) Merged into Atlantic States in 2001.
     (2) Merged into Atlantic States in 2002.
     (3) Merged into Southern in 2002.

     The Company evaluates other acquisition candidates on a continuing basis. However, there can be no assurance as to whether or when the Company will effect any additional acquisitions.

     In June 2002, the Mutual Company established an affiliation with Le Mars Mutual Insurance Company of Iowa, an Iowa property and casualty insurance company ("Le Mars"), under which the Mutual Company purchased a $4 million surplus note from Le Mars and provides management services to Le Mars. Designees of the Mutual Company constitute a majority of the members of the Board of Directors of Le Mars. Neither the Company nor the Mutual Company owns any equity interest in Le Mars. The financial results of Le Mars are not consolidated with the financial results of the Company or the Mutual Company, and neither the Company nor the Mutual Company bears any responsibility for the insurance obligations of Le Mars.

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

     From January 1, 1991 to December 31, 2001, Southern ceded 50% of its direct written premiums to the Mutual Company. This reinsurance arrangement was terminated effective December 31, 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 hereof and Note 2 to the Consolidated Financial Statements incorporated by reference herein.

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

     (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

     The Company has three segments, which consist of its investment function, its personal lines of insurance and its commercial lines of insurance. Financial information about these segments is set forth in Note 17 to the Consolidated Financial Statements incorporated by reference herein.

     (c) NARRATIVE DESCRIPTION OF BUSINESS.

RELATIONSHIP WITH THE MUTUAL COMPANY

     DGI's insurance operations are interrelated with the insurance operations of the Mutual Company and, because of the percentage of the pooled business assumed by DGI's subsidiary, Atlantic States, DGI's results of operations are dependent to a material extent upon the success of the Mutual Company. In addition, various reinsurance agreements exist between the Company's insurance subsidiaries and the Mutual Company. The Mutual Company is responsible for underwriting and marketing the pooled business and provides facilities, employees and services required to conduct the business of DGI on a cost-allocated basis. As of March 11, 2003, the Mutual Company owned approximately 66.0% of DGI's Class A Common Stock and approximately 62.0% of DGI's Class B Common Stock.

     Through the pool and through its insurance subsidiaries, DGI writes personal and commercial property and casualty insurance lines, including automobile, homeowners, commercial multi-peril, workers' compensation and other lines of business.

     The Mutual Company provides all personnel for the Company and its insurance subsidiaries. Expenses are allocated to the Company and Southern according to a time allocation and estimated usage agreement, and to Atlantic States in relation to the relative participation of the Mutual Company and Atlantic States in the pooling agreement described herein. Expenses allocated to the Company under such agreement were $28,586,888 in 2002.

     The Mutual Company leases office equipment and automobiles from the Company under a lease dated January 1, 2000. The Mutual Company made lease payments to the Company of $789,697 in 2002.

     Under the terms of the intercompany pooling agreement, Atlantic States cedes to the Mutual Company the premiums, losses and loss expenses on all of its insurance business.

Substantially all of the Mutual Company's property and casualty insurance business is included in the pooled business. Pursuant to amendments to the pooling agreement since its commencement on October 1, 1986, the Mutual Company has increased the percentage of retrocessions of the pooled business to Atlantic States, and, as most recently amended, effective as of July 1, 2000, 70% of the pooled business is retroceded to Atlantic States. All premiums, losses, loss expenses and other underwriting expenses are prorated among the parties on the basis of their participation in the pool. The pooling agreement may be amended or terminated at the end of any calendar year by agreement of the parties, subject to approval by the Coordinating Committee discussed below. The allocations of pool participation percentages between the Mutual Company and Atlantic States are based on the pool participants' relative amounts of capital and surplus, expectations of future relative amounts of capital and surplus and the ability of the Company to raise capital for Atlantic States. The Company does not currently anticipate a further increase in Atlantic States' percentage of participation in the pool, nor does the Company intend to terminate the participation of Atlantic States in the pooling agreement.

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

     The Mutual Company and Province Bank are parties to a lease dated September 1, 2000, whereby Province Bank leases from the Mutual Company 3,600 square feet of one of the Mutual Company's buildings located in Marietta, Pennsylvania for an annual rent based on an independent appraisal. The Mutual Company and Province Bank are also parties to an Administrative Services Agreement dated September 1, 2000, whereby the Mutual Company is obligated to provide various human resource services, principally payroll and employee benefits administration, administrative support, facility and equipment maintenance services and purchasing, to Province Bank, subject to the overall limitation that the costs charged by the Mutual Company may not exceed the costs of independent vendors for similar services and further subject to annual maximum cost limitations specified in the Administrative Services Agreement. The Mutual Company and the Company conduct business with Province Bank, primarily through checking accounts, on the same terms and conditions as are offered to the other large commercial customers of Province Bank.

     All of the Company's officers are officers of the Mutual Company, four of the Company's six directors are directors of the Mutual Company and two of the Company's executive officers are directors of the Mutual Company. The Company and the Mutual Company maintain a Coordinating Committee, which consists of two outside directors from each of the Company and the Mutual Company, none of whom holds seats on both Boards. Under the Company's and the Mutual Company's By-laws, any new agreement between the Company and the Mutual Company and any proposed change in any existing agreement between the Company and the Mutual Company must first be submitted for approval by the respective Boards of Directors of the Company and the Mutual Company and, if approved, submitted to the Coordinating Committee for approval. The proposed new agreement or change in an existing agreement will receive Coordinating Committee approval only if both of the Company's Coordinating Committee members conclude the new agreement or change in an existing agreement is fair and equitable to the Company and its stockholders and if both of the Mutual Company's members conclude the agreement is fair and equitable to the Mutual Company and its policyholders. The decisions of the Coordinating Committee are binding on the Company and the Mutual Company. The purpose of this provision is to protect the interests of the stockholders of the Company and the interests of the policyholders of the Mutual Company. The Coordinating Committee meets on an as-needed basis.

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

     o A goal of expanding operations in its current marketing areas in the Mid-Atlantic and Southeastern regions of the United States and into the Mid-Western region of the United States.

     o A goal of obtaining sufficient rate increases in both commercial and personal lines to improve underwriting results while maintaining the existing book of business and preserving the Company's ability to write new business.

PROPERTY AND CASUALTY INSURANCE PRODUCTS AND SERVICES

     The following table indicates the percentage of DGI's net premiums written represented by commercial lines and by personal lines for the years ended December 31, 2002, 2001 and 2000:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                        -----------------------------------------
                                                                        2002              2001               2000
                                                                        ----              ----               ----
Net Premiums Written:
     Commercial............................................             35.3%             36.9%              37.2%
     Personal..............................................             64.7              63.1               62.8

     The commercial lines consist primarily of automobile, multi-peril and workers' compensation insurance. The personal lines consist primarily of automobile and homeowners insurance. These types of insurance are described in greater detail below:

COMMERCIAL

     o Commercial automobile - policies that provide protection against liability for bodily injury and property damage arising from automobile accidents, and provide protection against loss from damage to automobiles owned by the insured.

     o Workers' compensation - policies purchased by employers to provide benefits to employees for injuries sustained during employment. The extent of coverage is established by the workers' compensation laws of each state.

     o Commercial multi-peril - policies that provide protection to businesses against many perils, usually combining liability and physical damage coverages.

PERSONAL

     o Private passenger automobile - policies that provide protection against liability for bodily injury and property damage arising from automobile accidents, and provide protection against loss from damage to automobiles owned by the insured.

     o Homeowners - policies that provide coverage for damage to residences and their contents from a broad range of perils, including, fire, lightning, windstorm and theft. These policies also cover liability of the insured arising from injury to other persons or their property while on the insured's property and under other specified conditions.

     The following table sets forth the combined ratios of DGI, prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and statutory accounting principles prescribed or permitted by state insurance authorities. The GAAP combined ratio is the sum of the ratios of incurred losses and loss expenses to net premiums earned (loss ratio), underwriting expenses to net premiums earned (expense ratio) and policyholder dividends to net premiums earned (dividend ratio). The statutory combined ratio is the sum of the ratios of incurred losses and loss expenses to net premiums earned (loss ratio), underwriting expense to net premiums written (expense ratio) and policyholder dividends to net premiums written (dividend ratio). These ratios can differ for various reasons, including the following: the Company does not anticipate salvage and subrogation in recording losses for statutory purposes but does so for GAAP; and guaranty fund assessments are estimated and accrued when an insolvency occurs based on the ultimate loss from the insolvency for statutory purposes while for GAAP the assessments are accrued on an annual basis as premiums upon which the assessment will be based are written.

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

                                                    YEAR ENDED DECEMBER 31,
                                              -------------------------------------
                                               2002            2001           2000
                                              -----           -----           -----

GAAP combined ratio ................           99.6%          103.8%          101.8%
                                              ======          ======          ======

Statutory operating ratios:
     Loss ratio ....................           69.1            70.5            68.8
     Expense ratio .................           28.3            31.4            30.9
     Dividend ratio ................            0.6             1.0             0.9
                                              -----           -----           -----
Statutory combined ratio ...........           98.0%          102.9%          100.6%
                                              =====           =====           =====
Industry statutory combined ratio(1)          105.7%          118.0%          110.5%
                                              =====           =====           =====

------------
(1) Source: A.M. Best Company, Inc.

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

     During 2002, 2001 and 2000, the Company incurred assessments totaling $486,190, $1,286,578 and $813,000, respectively, from the Pennsylvania Insurance Guaranty Association relating to the insolvencies of three medical malpractice insurers and Reliance Insurance Company.

     Also during 2002, the Company experienced an increase in costs with assigned risk buyout programs in the State of New York. Under a buyout program, one insurer pays another issuer to assume the first insurer's obligations to participate in a state-mandated involuntary coverage program, such as an assigned risk plan, for those who are unable to obtain automobile insurance in the voluntary market because of underwriting considerations. Under these programs, the servicing carrier performs all administrative functions relating to the assigned risk policies, including collecting premiums and making payments for losses and loss adjustment expenses. The Company makes payments to the servicing carrier, which includes an administrative fee, as well as a fee for rate inadequacy costs above the collected premiums. The Company's costs for the buyout program in New York State were $445,295 for the first five months of 2002, compared to $146,218 for all of 2001; as a result, in June 2002 the Company suspended writing private passenger and commercial automobile lines in New York State. The rise in costs in the State of New York was the result of significant increases in the population of assigned risk policies and the deteriorating rate adequacy in the residual market.

     The following table sets forth the net premiums written and combined ratios by line of insurance for the business of DGI, prepared in accordance with statutory accounting practices prescribed or permitted by state insurance authorities, for the periods indicated.

                                                    YEAR ENDED DECEMBER 31,
                                           ----------------------------------------
                                             2002            2001            2000
                                           --------        --------        --------
                                                     (dollars in thousands)
Net Premiums Written:
Commercial:
     Automobile ....................        $17,451         $16,527         $15,112
     Workers' compensation .........         23,845          22,979          21,174
     Commercial multi-peril ........         25,536          24,174          21,722
     Other .........................          1,895           1,725           1,597
                                           --------        --------        --------
         Total commercial ..........         68,727          65,405          59,605
                                           --------        --------        --------
Personal:
     Automobile ....................         84,643          74,396          65,528
     Homeowners ....................         34,637          31,431          29,413
     Other .........................          6,497           5,796           5,576
                                           --------        --------        --------
         Total personal ............        125,777         111,623         100,517
                                           --------        --------        --------
Total business .....................       $194,504        $177,028        $160,122
                                           ========        ========        ========
Statutory Combined Ratios:
Commercial:
     Automobile ....................           88.9%          108.9%           99.9%
     Workers' compensation .........           94.9           109.9            91.9
     Commercial multi-peril ........           85.8            96.2           102.2
     Other .........................           72.4            77.0            39.0
                                           --------        --------        --------
         Total commercial ..........           89.3           103.7            96.2
                                           --------        --------        --------

Personal:
     Automobile ....................          106.4           104.5           100.3
     Homeowners ....................           97.4           101.6           110.9
     Other .........................           84.1            86.8           103.5
                                           --------        --------        --------
         Total personal ............          102.8           102.7           103.6
                                           --------        --------        --------
Total business .....................           98.0%          102.9%          100.6%
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

     Reference is made to "Risk Factors" for information on risks that affect the business of the Company and the Mutual Company.

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

     Insurance claims are normally investigated and adjusted by internal claims adjusters and supervisory personnel. Independent adjusters are employed as needed to handle claims in areas in which the volume of claims is not sufficient to justify hiring internal claims adjusters. The litigation and personal injury sections manage all claims litigation, and all claims above $35,000 require home office review and settlement authorization.

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

     DGI maintains liabilities for the eventual payment of losses and loss expenses with respect to both reported and unreported claims. Liabilities for loss expenses are intended to cover the ultimate costs of settling all losses, including investigation and litigation costs from such losses. The amount of liability for reported losses is primarily based upon a case-by-case evaluation of the type of risk involved and knowledge of the circumstances surrounding each claim and the insurance policy provisions relating to the type of loss. The amount of liability for unreported claims and loss expenses is determined on the basis of historical information by line of insurance. Inflation is implicitly provided for in the reserving function through analysis of costs and trends and reviews of historical reserving results. Liabilities are closely monitored and are recomputed periodically by the Company and the Mutual Company using new information on reported claims and a variety of statistical techniques. Liabilities for losses are not discounted.

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

     Differences between liabilities reported in DGI's financial statements prepared on the basis of GAAP and its insurance subsidiaries' financial statements prepared on a statutory accounting basis result from reducing statutory liabilities for anticipated salvage and subrogation recoveries. These differences amounted to $7,334,635, $8,197,948 and $8,042,860 at December 31, 2002, 2001 and 2000, respectively.

     The following tables set forth a reconciliation of the beginning and ending net liability for unpaid losses and loss expenses for the periods indicated on a GAAP basis for the Company.

                                                                                 YEAR ENDED DECEMBER 31,
                                                                       ----------------------------------------------
                                                                         2002               2001               2000
                                                                         ----               ----               ----
                                                                                        (in thousands)
Gross liability for unpaid losses and loss expenses
     at beginning of year..................................            $179,840           $156,476           $144,180
Less reinsurance recoverable...............................              65,296             53,767             44,946
                                                                       --------           --------           --------
Net liability for unpaid losses and loss expenses
     at beginning of year..................................             114,544            102,709             99,234
Provision for net losses and loss expenses for
     claims incurred in the current year...................             122,434            110,143            103,671
Change in provision for estimated net losses
     and loss expenses for claims incurred in
     prior years...........................................               6,834              8,035                712
                                                                       --------           --------           --------
Total incurred.............................................             129,268            118,178            104,383
Net losses and loss payments for claims
     incurred during:
The current year...........................................              67,656             63,290             61,848
Prior years................................................              46,869             43,053             39,060
                                                                       --------           --------           --------
Total paid.................................................             114,525            106,343            100,908


                                                                                 YEAR ENDED DECEMBER 31,
                                                                       ----------------------------------------------
                                                                         2002               2001               2000
                                                                         ----               ----               ----
                                                                                        (in thousands)
Net liability for unpaid losses and loss expenses
     at end of year........................................             129,485            114,544            102,709
Plus reinsurance recoverable...............................              81,405             65,296             53,767
                                                                       --------           --------           --------
Gross liability for unpaid losses and loss expenses
     at end of year........................................            $210,692           $179,840           $156,476
                                                                       ========           ========           ========

     The Company recognized an increase in the liability of losses and loss expenses of prior years of $6,834,000, $8,035,000 and $712,000 in 2002, 2001 and
2000, respectively. These developments are primarily attributable to variations from expected claim severity in the private passenger and commercial automobile liability, workers' compensation and commercial multiple peril lines of business.

     The following table sets forth the development of the liability for net unpaid losses and loss expenses for DGI on a GAAP basis from 1992 to 2002, with supplemental loss data for 2001 and 2002. Loss data in the table includes business assumed from the Mutual Company as part of the pooling arrangement.

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

     The "Liability reestimated as of" portion of the table shows the reestimated amount of the previously recorded liability based on experience for each succeeding year. The estimate is increased or decreased as payments are made and more information becomes known about the severity of the remaining unpaid claims. For example, the 1993 liability has developed an excess after nine years, in that reestimated net losses and loss expenses are expected to be $12.7 million less than the estimated liability initially established in 1993 of $52.8 million.

     The "Cumulative excess" shows the cumulative excess at December 31, 2002 of the liability estimate shown on the top line of the corresponding column. An excess in liability means that the liability established in prior years exceeded actual net losses and loss expenses or were reevaluated at less than the original amount. A deficiency in liability would mean that the liability established in prior years was less than actual net losses and loss expenses or were reevaluated at more than the original amount.

     The "Cumulative amount of liability paid through" portion of the table shows the cumulative net losses and loss expense payments made in succeeding years for net losses incurred prior to the balance sheet date. For example, the 1993 column indicates that as of December 31, 2002 payments equal to $41.4 million of the currently reestimated ultimate liability for net losses and loss expenses of $40.1 million had been made.

     During the past several years, the Company has experienced a period during which redundancies in its loss and loss expense reserves have declined. In the most recent two years, the Company has experienced deficiencies in these reserves. These deficiencies were primarily related to the workers' compensation and commercial automobile lines of business. During 2002, the Company addressed the deficiencies in these two lines of business by strengthening both case basis and IBNR reserves.

                                                              YEAR ENDED DECEMBER 31
                                          ---------------------------------------------------------------

                                          1992       1993        1994        1995        1996        1997
                                          ----       ----        ----        ----        ----        ----
                                                                  (in thousands)
Net liability at end of
 year for unpaid losses
 and loss expenses.............          $44,339    $52,790     $63,317     $75,372     $78,889     $80,256
Net liability
 reestimated as of:
  One year later...............           45,408     50,583      60,227      72,380      77,400      77,459
  Two years later..............           42,752     48,132      56,656      70,451      73,438      76,613
  Three years later............           40,693     44,956      54,571      66,936      71,816      74,851
  Four years later.............           38,375     42,157      51,825      64,356      69,378      73,456
  Five years later.............           37,096     41,050      50,493      63,095      69,485      73,103
  Six years later..............           36,682     40,572      49,593      62,323      69,949
  Seven years later............           36,730     39,991      49,504      62,534
  Eight years later............           36,437     40,113      49,758
  Nine years later.............           36,515     40,131
  Ten years later..............           36,586
Cumulative (excess) deficiency.          $(7,753)  $(12,659)   $(13,559)   $(12,838)    $(8,940)    $(7,153)
                                         =======    ========   ========    ========     =======     =======
Cumulative amount of
liability paid through:
  One year later...............          $16,579    $16,126     $19,401     $24,485     $27,229     $27,803
  Two years later..............           24,546     25,393      30,354      37,981      41,532      46,954
  Three years later............           29,385     32,079      38,684      47,027      53,555      58,883
  Four years later.............           32,925     36,726      43,655      53,276      59,995      65,898
  Five years later.............           34,757     39,122      46,331      56,869      63,048      70,642
  Six years later..............           35,739     40,440      47,802      58,286      65,595
  Seven years later............           36,518     40,903      48,520      59,160
  Eight years later............           36,809     41,152      48,925
  Nine years later.............           37,000     39,877
  Ten years later..............           37,174


                                                        YEAR ENDED DECEMBER 31
                                          ---------------------------------------------------
                                          1998       1999        2000        2001        2002
                                          ----       ----        ----        ----        ----
                                                           (in thousands)
Net liability at end of
 year for unpaid losses
 and loss expenses.............          $96,015    $99,234    $102,709    $114,544   $129,287
Net liability
 reestimated as of:
  One year later...............           95,556    100,076     110,744     121,378
  Two years later..............           95,315    103,943     112,140
  Three years later............           94,830    104,073
  Four years later.............           94,354
  Five years later.............
  Six years later..............
  Seven years later............
  Eight years later............
  Nine years later.............
  Ten years later..............
Cumulative (excess) deficiency.          $(1,661)    $4,839      $9,431      $6,834
                                         =======      =====       =====       =====
Cumulative amount of
liability paid through:
  One year later...............          $37,427    $39,060     $43,053      46,869
  Two years later..............           57,347     60,622      67,689
  Three years later............           69,973     76,811
  Four years later.............           78,757
  Five years later.............
  Six years later..............
  Seven years later............
  Eight years later............
  Nine years later.............
  Ten years later..............

                                                        YEAR ENDED DECEMBER 31
                                        -------------------------------------------------------
                                          1994          1995          1996          1997
                                          ----          ----          ----          ----
                                                            (in thousands)
Gross liability at end of year .....    $ 88,484     $ 108,118     $ 113,346     $ 115,801
Reinsurance recoverable ............      25,167        32,746        34,457        35,545
Net liability at end of year .......      63,317        75,372        78,889        80,256
Gross reestimated liability - latest      66,058        84,341       102,370       105,667
Reestimated recoverable - latest ...      16,300        21,807        32,421        32,564
Net reestimated liability - latest .      49,758        62,534        69,949        73,103
Gross cumulative deficiency (excess)     (22,426)      (23,777)      (10,976)      (10,134)


                                                        YEAR ENDED DECEMBER 31
                                       ----------------------------------------------------------------
                                         1998           1999          2000          2001         2002
                                         ----           ----          ----          ----         ----
                                                             (in thousands)
Gross liability at end of year .....   $ 136,727      $144,180      $156,476      $179,840      210,692
Reinsurance recoverable ............      40,712        44,946        53,767        65,296       81,405
Net liability at end of year .......      96,015        99,234       102,709       114,544      129,287
Gross reestimated liability - latest     129,795       158,315       173,051       194,303
Reestimated recoverable - latest ...      35,441        54,242        60,911        72,925
Net reestimated liability - latest .      94,354       104,073       112,140       121,378
Gross cumulative deficiency (excess)      (6,932)       14,135        16,575        14,463

REINSURANCE

     DGI and the Mutual Company use several different reinsurers, all of which have an A.M. Best rating of A- (Excellent) or better or, with respect to foreign reinsurers, have a financial condition which, in the opinion of management, is equivalent to a company with at least an A- rating.

     The external reinsurance purchased by DGI and the Mutual Company includes "excess treaty reinsurance," under which losses are automatically reinsured over a set retention ($300,000 for 2002), and "catastrophic reinsurance," under which the reinsured recovers 95% of an accumulation of many losses resulting from a single event, including natural disasters (for 2002, $3,000,000 retention). DGI's principal reinsurance agreement in 2002, other than that with the Mutual Company, was an excess of loss treaty in which the reinsurers were Dorinco Reinsurance Company, GMAC Re Corporation and Erie Insurance Group. Reinsurance is also purchased on an individual policy basis to reinsure losses that may occur from large risks, specific risk types or specific locations. The amount of coverage provided under each of these types of reinsurance depends upon the amount, nature, size and location of the risk being reinsured. For property insurance, excess of loss treaties provide for coverage up to $1,000,000. For liability insurance, excess of loss treaties provide for coverage up to $30,000,000. Property catastrophe contracts provide coverage up to $80,000,000 resulting from one event. On both property and casualty insurance, DGI and the Mutual Company purchase facultative reinsurance to cover exposures from losses that exceed the limits provided by their respective treaty reinsurance. Atlantic States cedes to the Mutual Company all of its insurance business and assumes from the Mutual Company 70% (65% prior to July 1, 2000) of the Mutual Company's total pooled insurance business, including that assumed from Atlantic States and substantially all of the business assumed and retained by the Mutual Company from Southern prior to 2002. Atlantic States and Southern each have a catastrophe reinsurance agreement with the Mutual Company that limits the maximum liability under any one catastrophic occurrence to $400,000 and $450,000, respectively, and $1,000,000 for a catastrophe involving more than one of the companies. The Mutual Company and Southern are parties to an excess of loss reinsurance agreement under which the Mutual Company assumes up to $175,000 of losses in excess of $125,000. Southern also has an agreement with the Mutual Company, under which it cedes, and then reassumes back, 100% of its business net of reinsurance. The purpose of this agreement is to provide Southern with the same A.M. Best rating (currently "A" or Excellent) as the Mutual Company, which Southern might not achieve without this agreement in place.

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

INVESTMENTS

     DGI's return on invested assets is an important element of its financial results. Currently, the investment objective is to maintain a widely diversified fixed maturities portfolio structured to maximize after-tax investment income while minimizing credit risk through investments in high quality instruments. At December 31, 2002, all debt securities were rated investment grade with the exception of one unrated obligation of $252,500, and the investment portfolio did not contain any mortgage loans or any non-performing assets.

     The following table shows the composition of the debt securities investment portfolio (at carrying value), excluding short-term investments, by rating as of December 31, 2002:


                                                       DECEMBER 31, 2002
                                                -------------------------------
RATING(1)                                       AMOUNT                  PERCENT
---------                                       ------                  -------
                                                    (dollars in thousands)

U.S. Treasury and U.S. agency
  securities(2)........................         $99,183                   35.24%

Aaa or AAA.............................          90,469                   32.15
Aa or AA...............................          51,870                   18.43
A......................................          19,979                    7.10
BBB....................................          19,679                    6.99
Not rated (3)..........................             253                     .09
                                               --------                  ------
   Total...............................        $281,433                  100.00%
                                               ========                  ======
------------

(1) Ratings assigned by Moody's Investors Services, Inc. or Standard & Poor's Corporation.

(2)   Includes mortgage-backed securities of $28,254,582.

(3) Represents one unrated obligation of The Lancaster County Hospital Authority Mennonite Home Project, which management of DGI believes to be equivalent to investment grade securities with respect to repayment risk.

     DGI invests in both taxable and tax-exempt securities as part of its strategy to maximize after-tax income. Such strategy considers, among other factors, the alternative minimum tax. Tax-exempt securities made up approximately 41.0%, 30.9% and 33.0% of the debt securities investment portfolio at December 31, 2002, 2001 and 2000, respectively.

     The following table shows the classification of the investments (at carrying value) of DGI and its subsidiaries at December 31, 2002, 2001 and 2000.

                                                          DECEMBER 31,
                              ----------------------------------------------------------------------
                                     2002                     2001                      2000
                              -------------------      ---------------------     -------------------
                                          PERCENT                    PERCENT                 PERCENT
                                            OF                         OF                       OF
                              AMOUNT       TOTAL       AMOUNT         TOTAL      AMOUNT       TOTAL
                              ------       -----       ------         -----      ------       -----
                                                       (dollars in thousands)
Fixed maturities(1):
  Held to maturity:
  U.S. Treasury securities
  and obligations of U.S.
  government corporations
  and agencies ...........    $ 12,641        3.8%     $ 23,809       7.9%      $ 38,779       13.4%
Canadian government
  obligation .............         499        0.2           499       0.2            499        0.2
Obligations of states and
  political subdivisions .      33,892       10.2        24,982       8.3         66,831       23.1
Corporate securities .....      29,552        8.9        27,423       9.1         21,621        7.5
Mortgage-backed
  securities .............      10,118        3.0         8,610       2.9         15,452        5.3
                              --------      -----      --------     -----       --------      -----
Total held to
  maturity ...............      86,702       26.1        85,323      28.4        143,182       49.5
                              --------      -----      --------     -----       --------      -----
Available for sale:
  U.S. Treasury securities
  and obligations of U.S.
  government corporations
  and agencies ...........      58,287       17.5        68,975      23.0         67,901       23.5
Obligations of states and
  political subdivisions .      81,446       24.5        55,147      18.3         18,256        6.3
Corporate securities .....      36,863       11.1        34,807      11.6         22,908        7.9
Mortgage-backed
  securities .............      18,136        5.5        14,790       4.9          5,546        1.9
                              --------      -----      --------     -----       --------      -----
Total available
  for sale ...............     194,732       58.6       173,719      57.8        114,611       39.6
                              --------      -----      --------     -----       --------      -----
Total fixed
  maturities .............     281,434       84.7       259,042      86.2        257,793       89.1
Equity securities(2) .....      21,836        6.6        17,517       5.8         12,112        4.2
Short-term
  investments(3) .........      29,029        8.7        24,074       8.0         19,440        6.7
                              --------      -----      --------     -----       --------      -----
Total investments ........    $332,299      100.0%     $300,633     100.0%      $289,345      100.0%
                              ========      =====      ========     =====       ========      =====

(1) The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting For Certain Investments in Debt and Equity Securities." See Notes 1 and 3 to the Consolidated Financial Statements incorporated by reference herein. Fixed maturities held to maturity are valued at amortized cost; those fixed maturities available for sale are valued at fair value. Total fair value of fixed maturities held to maturity was $89,785,318 at December 31, 2002, $86,939,393 at December 31, 2001 and $144,662,436 at December 31, 2000. The
     amortized cost of fixed maturities available for sale was $187,495,949 at December 31, 2002, $170,269,584 at December 31, 2001 and $114,524,472 at
     December 31, 2000.

(2) Equity securities are valued at fair value. Total cost of equity securities was $21,587,317 at December 31, 2002, $16,630,618 at December 31, 2001 and
     $12,500,558 at December 31, 2000.

(3)  Short-term investments are valued at cost, which approximates market.

     The following table sets forth the maturities (at carrying value) in the fixed maturity and short-term investment portfolio at December 31, 2002, December 31, 2001 and December 31, 2000.

                                                          DECEMBER 31,
                              ----------------------------------------------------------------------
                                     2002                     2001                      2000
                              -------------------      ------------------       --------------------
                                          PERCENT                    PERCENT                 PERCENT
                                            OF                         OF                      OF
                              AMOUNT       TOTAL        AMOUNT        TOTAL      AMOUNT       TOTAL
                              ------       -----        ------       -------     ------      -------
                                                       (dollars in thousands)
Due in(1):
One year or less .........    $ 47,034       15.1%     $ 37,120      13.1%      $ 37,731       13.6%
Over one year
  through three years ....      47,367       15.3        44,845      15.8         35,426       12.8
Over three years
  through five years .....      66,655       21.5        69,585      24.6         41,995       15.1
Over five years
  through ten years ......      64,271       20.7        96,642      34.1        112,396       40.6
Over ten years
  through fifteen years ..      52,517       16.9         7,573       2.7         22,243        8.0
Over fifteen years .......       4,365        1.4         3,950       1.4          6,445        2.3
Mortgage-backed
  securities .............      28,254        9.1        23,401       8.3         20,997        7.6
                              --------      -----      --------     -----       --------      -----
                              $310,463      100.0%     $283,116     100.0%      $277,233      100.0%
                              ========      =====      ========     =====       ========      =====

------------
(1) Based on stated maturity dates with no prepayment assumptions. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     As shown above, the Company held investments in mortgage-backed securities having a carrying value of $28.3 million at December 31, 2002. Included in these investments are collateralized mortgage obligations ("CMOs") with a carrying value of $4.7 million at December 31, 2002. The Company has attempted to reduce the prepayment risks associated with mortgage-backed securities by investing approximately 100%, as of December 31, 2002, of the Company's holdings of CMOs in planned amortization and very accurately defined tranches. Such investments are designed to alleviate the risk of prepayment by providing predictable principal prepayment schedules within a designated range of prepayments. If principal is repaid earlier than originally anticipated, investment yields may decrease due to reinvestment of the proceeds at current interest rates (which may be lower) and capital gains or losses may be realized since the book value of securities purchased at premiums or discounts may be different from the prepayment amount.

     Investment results of DGI and its subsidiaries for the years ended December 31, 2002, 2001 and 2000 are shown in the following table:


                                                    YEAR ENDED DECEMBER 31,
                                              -------------------------------------
                                               2002            2001           2000
                                              -----           -----           -----
                                                      (dollars in thousands)
Invested assets(1) .................       $319,066        $294,989        $278,678
Investment income(2) ...............         14,581          15,886          16,395
Average yield ......................            4.6%            5.3%            5.9%

------------

(1) Average of the aggregate invested amounts at the beginning and end of the period, including cash.

(2) Investment income is net of investment expenses and does not include realized investment gains or losses or provision for income taxes.

A.M. BEST RATING

     Currently, the A.M. Best rating of the Mutual Company, Atlantic States and Southern is "A" (Excellent), based upon their respective current financial conditions and historical statutory results of operations and retrocessional agreements. Management believes that this A.M. Best rating is an important factor in marketing DGI's products to its agents and customers. A.M. Best's ratings are industry ratings based on a comparative analysis of the financial condition and operating performance of insurance companies as determined by their publicly available reports. A.M. Best's classifications are A++ and A+ (Superior), A and A- (Excellent), B++ and B+ (Very Good), B and B- (Good), C++ and C+ (Fair), C and C- (Marginal), D (below minimum standards) and E and F (Liquidation). A.M. Best's ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors. According to A.M. Best, an "excellent" rating is assigned to those companies which, in A.M. Best's opinion, have achieved excellent overall performance when compared to the norms of the property and casualty insurance industry and have generally demonstrated a strong ability to meet policyholder and other contractual obligations.

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

     In addition to state-imposed insurance laws and regulations, the National Association of Insurance Commissioners (the "NAIC") has established a risk-based capital system for assessing the adequacy of statutory capital and surplus, which augments the states' current fixed dollar minimum capital requirements for insurance companies. At December 31, 2002, DGI's insurance subsidiaries and the Mutual Company each exceeded the required levels of capital. There can be no assurance that the capital requirements applicable to DGI's insurance subsidiaries will not increase in the future.

     The states in which Atlantic States (Pennsylvania, Maryland, Delaware, Connecticut, Ohio and New York), the Mutual Company (Pennsylvania, Ohio, Maryland, New York, Virginia, Delaware and North Carolina) and Southern (Virginia, Alabama, Arkansas, Georgia, Illinois, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Pennsylvania) are licensed to do business have guaranty fund laws under which insurers doing business in such states can be assessed on the basis of premiums written by the insurer in that state in order to fund policyholder liabilities of insolvent insurance companies. Under these laws in general, an insurer is subject to assessment, depending upon its market share of a given line of business, to assist in the payment of policyholder claims against insolvent insurers. Atlantic States, the Mutual Company and Southern have made accruals for their portion of assessments related to such insolvencies based upon the most current information furnished by the guaranty associations. During 2002, 2001 and 2000, the Company incurred assessments totaling $486,190, $1,286,578 and $813,000, respectively, from the Pennsylvania Insurance Guaranty Association relating to the insolvencies of three medical malpractice insurers and Reliance Insurance Company.

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

     All transactions within the holding company system affecting the Mutual Company and the Company's insurance subsidiaries must be fair and equitable. Approval of the applicable insurance commissioner is required prior to consummation  of  transactions  affecting  the  control of an  insurer.  In some states, including Pennsylvania, the acquisition of 10% or more of the outstanding capital stock of an insurer or its holding company is presumed to be a change in control. Pursuant to an order issued in July 2001, the Pennsylvania Insurance Department has approved the Mutual Company's ownership of up to 65% of the outstanding Class A Common Stock and up to 100% of the outstanding Class B Common Stock of DGI. The Mutual Company has filed an application with the Insurance Department seeking approval of an amendment to the order to permit the Mutual Company to own up to 70% of the outstanding Class A Common Stock of DGI. These laws also require notice to the applicable insurance commissioner of certain material transactions between an insurer and any person in its holding company system and, in some states, certain of such transactions cannot be consummated without the prior approval of the applicable insurance commissioner.

     The Company's insurance subsidiaries are restricted by the insurance laws of their respective states of domicile as to the amount of dividends or other distributions they may pay to the Company without the prior approval of the respective state regulatory authorities. Generally, the maximum amount that may be paid by an insurance subsidiary during any year after notice to, but without prior approval of, the insurance commissioners of these states is limited to a stated percentage of that subsidiary's statutory capital and surplus as of a certain date, or the net income or net investment income not including realized capital gains of the subsidiary for the preceding year. As of December 31, 2002, amounts available for payment of dividends in 2003 without the prior approval of the various insurance commissioners were $10,646,804 from Atlantic States and $2,493,398 from Southern. See Note 12 to the Consolidated Financial Statements incorporated by reference herein.

THE MUTUAL COMPANY

     The Mutual Company, which was organized in 1889, has an A.M. Best rating of A (Excellent). At December 31, 2002, the Mutual Company had admitted assets of $192,066,638 and policyholders' surplus of $75,613,870. At December 31, 2002, the Mutual Company had no debt and, of its total liabilities of $116,452,768, reserves for net losses and loss expenses accounted for $59,084,662 and unearned premiums accounted for $29,660,560. Of the Mutual Company's investment portfolio of $115,505,220 at December 31, 2002, investment-grade bonds accounted for $20,855,377 and mortgages accounted for $6,295,933. At December 31, 2002, the Mutual Company owned 4,031,912 shares, or approximately 66.0%, of the Company's Class A Common Stock, which were carried on the Mutual Company's books at $46,366,987, and 1,852,088 shares, or approximately 62.0%, of the Company's Class B Common Stock, which were carried on the Mutual Company's books at $21,299,012. The foregoing financial information is presented on the statutory basis of accounting required by the NAIC Accounting Practices and Procedures Manual. The Mutual Company does not, nor is it required to, prepare financial statements in accordance with GAAP.

EMPLOYEES

     The Company has no employees. As of December 31, 2002, the Mutual Company had 410 employees. The Mutual Company's employees provide a variety of services to DGI, Atlantic States and Southern, as well as to the Mutual Company.

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

RISK FACTORS

     Unless otherwise specified or unless the context otherwise requires, the following risks not only apply to the Company but also to the Mutual Company.

          RISKS RELATING TO THE PROPERTY AND CASUALTY BUSINESS OF THE COMPANY

     THE COMPANY CONDUCTS BUSINESS IN ONLY 14 STATES WITH A CONCENTRATION OF BUSINESS IN MARYLAND, VIRGINIA AND, PARTICULARLY, PENNSYLVANIA. ANY SINGLE CATASTROPHE OCCURRENCE OR OTHER CONDITION DISPROPORTIONATELY AFFECTING LOSSES IN THESE STATES COULD ADVERSELY AFFECT THE COMPANY'S RESULTS OF OPERATIONS.

     The Company conducts business in only 14 states primarily in the Mid-Atlantic and Southeastern portions of the United States. A substantial portion of this business is private passenger and commercial automobile, homeowners and workers' compensation insurance in Maryland, Virginia and, particularly, Pennsylvania. As a result, a single catastrophe occurrence, destructive weather pattern, general economic trend, terrorist attack, regulatory development or other condition disproportionately affecting one or more of the states in which the Company conducts substantial business could materially adversely affect the results of operations of the Company. Common catastrophe events include hurricanes, earthquakes, tornadoes, wind and hail storms, fires and explosions. The Company and the Mutual Company maintain reinsurance against catastrophic losses in excess of $3.0 million per occurrence and the Company's insurance subsidiaries maintain various catastrophe reinsurance with the Mutual Company to minimize the liability of the insurance subsidiaries in any one occurrence.

     THE BUSINESS AND RESULTS OF OPERATIONS OF THE COMPANY WILL BE ADVERSELY AFFECTED IF THE INDEPENDENT AGENTS THAT MARKET THE COMPANY'S PRODUCTS DO NOT MAINTAIN THEIR CURRENT LEVELS OF PREMIUM WRITING, FAIL TO COMPLY WITH ESTABLISHED UNDERWRITING GUIDELINES OR OTHERWISE IMPROPERLY MARKET THE COMPANY'S PRODUCTS.

     The Company markets its insurance products solely through a network of over 1,500 independent insurance agencies. As a result, the Company is wholly dependent upon these agencies, each of which has the authority to bind the Company to insurance contracts. To the extent that these agencies' marketing efforts cannot be maintained at their current levels of volume and quality or they bind the Company to unacceptable insurance risks, fail to comply with established underwriting guidelines or otherwise improperly market the Company's products, the results of operations and business of the Company will suffer.

     THE BUSINESS OF THE COMPANY MAY NOT CONTINUE TO GROW AND MAY BE MATERIALLY ADVERSELY AFFECTED IF THE COMPANY CANNOT RETAIN EXISTING, AND ATTRACT NEW, INDEPENDENT AGENCIES OR IF INSURANCE CONSUMERS INCREASE USE OF OTHER INSURANCE DELIVERY SYSTEMS.

     The continued growth of the business of the Company is partially dependent upon the Company's ability to retain existing, and attract new, independent agencies. The following factors are among those that may cause the growth and retention in the number of independent agencies of the Company, and thereby its growth in revenue to be slower than it otherwise would have been:

o    There is significant competition to attract independent agencies;

o The Company's process to select a new independent agency is intensive and typically requires from two to six months;

o The Company has stringent criteria for new independent agencies and requires adherence by independent agencies to consistent underwriting standards; and

o The Company may be required to reduce agents' commissions, bonuses and other incentives, thereby reducing its attractiveness to agencies, to compete with other insurance delivery systems.

     The Company sells insurance solely through its network of independent agencies. Many of the Company's competitors sell insurance through a variety of delivery methods, including independent agencies, captive agencies, the Internet and direct sales. To the extent that business migrates to a delivery system other than independent agencies because of changing consumer preferences, the Company's business will be adversely affected.

     IF RATINGS FOR FINANCIAL STRENGTH ASSIGNED TO THE COMPANY'S INSURANCE SUBSIDIARIES BY INDUSTRY RATING ORGANIZATIONS WERE SIGNIFICANTLY DOWNGRADED, THE COMPETITIVE POSITION OF THE COMPANY'S INSURANCE SUBSIDIARIES WOULD BE ADVERSELY AFFECTED.

     Ratings are a factor in establishing the competitive position of insurance companies. The Company's insurance subsidiaries receive ratings from A.M. Best & Company, Inc., which are industry-accepted measures of an insurance company's financial strength and are specifically designed to provide an independent opinion of an insurance company's financial health and ability to meet ongoing obligations to policyholders.

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

     The superior capitalization of many of the Company's competitors enables them to withstand lower profit margins and, therefore, to market their products more aggressively, to take advantage more quickly of new marketing opportunities and to offer lower premium rates. Moreover, if the Company's competitors price their premiums more aggressively and the Company meets their pricing, the Company's profit margins and revenues may be reduced and its ratios of claims and expenses to premiums may increase.

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

          RISKS RELATING TO THE PROPERTY AND CASUALTY INSURANCE INDUSTRY

     THE COMPANY FACES SIGNIFICANT EXPOSURE TO TERRORISM.

     Although the Company did not incur any losses as a result of the tragic World Trade Center terrorist attack, that attack resulted in staggering losses for the insurance industry and has caused uncertainty in the insurance and reinsurance markets. Accordingly, the industry has been compelled to re-examine policy language and to address the potential for future threats of terrorist events and losses. The Company's personal and commercial property and casualty insurance policies were not priced to cover the risk of terrorist attacks and losses such as those suffered in the World Trade Center terrorist attack. Therefore, exposure to terrorism exists under several lines, including personal lines and workers' compensation, and, in most states, losses caused by an ensuing fire. The recently enacted Terrorism Risk Insurance Act of 2002 established a program for commercial property and casualty losses, including workers' compensation, resulting from foreign acts of terrorism. The Terrorism Risk Insurance Act requires commercial insurers to make terrorism coverage available and provides limited federal protection above individual company retention levels, based upon a percentage of direct earned premium, and above aggregate industry retention levels that range from $10 billion in the first year to $15 billion in the third year. The federal government will pay 90% of covered terrorism losses that exceed retention levels. The Terrorism Risk Insurance Act is scheduled to expire on December 31, 2005. Personal lines are not included under the protection of the Terrorism Risk Insurance Act, and state regulators have not approved exclusions for acts of terrorism in personal lines policies. The Company could incur large unexpected losses if future terrorist attacks occur.

     INCREASED LITIGATION AGAINST THE INDUSTRY, WILLINGNESS OF COURTS TO EXPAND COVERED CAUSES OF LOSS, RISING JURY AWARDS, INCREASING MEDICAL COSTS AND THE ESCALATION OF LOSS SEVERITY MAY CONTRIBUTE TO INCREASED COSTS AND TO THE DETERIORATION OF THE COMPANY'S RESERVES.

     Loss severity continues to increase, principally driven by larger court judgments and increasing medical costs in recent years. In addition, many legal actions and proceedings have been brought on behalf of classes of complainants, which can increase the size of judgments. The propensity of policyholders to litigate and the willingness of courts to expand causes of loss and the size of awards may render loss reserves inadequate for current and future losses. Loss reserves are liabilities established by insurers and reinsurers to reflect the estimated cost of loss payments and the related loss adjustment expenses that the insurer or reinsurer will ultimately be required to pay in respect of insurance or reinsurance it has written.

     The Company has exposure to mold claims for which there has recently been a sharp increase in the industry generally. Sometimes referred to as "sick building syndrome," tenants claiming to suffer illnesses caused by mold may seek financial compensation from building owners. Businesses also may claim loss-of-use business income interruption losses. Homeowners have also been submitting claims based on mold that has occurred from water damage. The Company's exposure to mold, to date, including known and expected claims, has been insignificant.

     CHANGES IN APPLICABLE INSURANCE LAWS, REGULATIONS OR CHANGES IN THE WAY REGULATORS ADMINISTER THOSE LAWS OR REGULATIONS COULD MATERIALLY ADVERSELY CHANGE THE COMPANY'S OPERATING ENVIRONMENT AND INCREASE ITS EXPOSURE TO LOSS OR PUT IT AT A COMPETITIVE DISADVANTAGE.

     Property and casualty insurers are subject to extensive supervision in the states in which they do business. This regulatory oversight includes, by way of example, matters relating to licensing and examination, rate setting, market conduct, policy forms, limitations on the nature and amount of certain investments, claims practices, mandated participation in involuntary markets and guaranty funds, reserve adequacy, insurer solvency, transactions between affiliates, the amount of dividends that may be paid and restrictions on underwriting standards. Such regulation and supervision are primarily for the benefit and protection of policyholders and not for the benefit of stockholders. For instance, the Company is subject to involuntary participation in specified markets in various states in which it operates, and the rate levels the Company is permitted to charge do not always correspond with the underlying costs associated with the coverage issued.

     The NAIC and state insurance regulators are re-examining existing laws and regulations, specifically focusing on insurance company investments, issues relating to the solvency of insurance companies, risk-based capital guidelines, interpretations of existing laws and the development of new laws. Changes in state laws and regulations, as well as changes in the way state regulators view related party transactions in particular, could materially change the operating environment for the Company and significantly increase the amount of loss to which the Company is exposed after an insurance policy has been issued.

     The state insurance regulatory framework recently has come under increased federal scrutiny. Congress is considering legislation that would create an optional federal charter for insurers. Federal chartering has the potential to create an uneven playing field for insurers. Federally chartered companies could be subject to different regulatory requirements than state chartered insurers in areas such as market conduct oversight, solvency regulation, guaranty fund participation and premium tax burdens. If this occurs, federally chartered insurers may obtain a competitive advantage over state licensed carriers. Federal chartering also raises the specter of a matrix of regulation and costly duplicative, or conflicting, federal and state requirements. Specific federal regulatory developments include the potential repeal of the McCarran-Ferguson Act. The repeal of the McCarran-Ferguson Act and its partial exemption for the insurance industry from federal antitrust laws would make it extremely difficult for insurers to compile and share loss data, develop standard policy forms and manuals and predict future loss costs. The ability of the industry, under the exemption permitted in the McCarran-Ferguson Act, to collect loss cost data and build a credible database as a means of predicting future loss costs is an extremely important part of cost-based pricing. If the ability to collect this data were removed, then the predictability of future loss costs, and hence, the reliability of pricing would be greatly undermined.

     IF CERTAIN STATE REGULATORS, LEGISLATORS AND SPECIAL INTEREST GROUPS ARE SUCCESSFUL IN ATTEMPTS TO REDUCE, FREEZE OR SET RATES FOR INSURANCE POLICIES, ESPECIALLY AUTOMOBILE POLICIES, AT LEVELS THAT DO NOT, IN OUR MANAGEMENT'S VIEW, CORRESPOND WITH UNDERLYING COSTS, THE COMPANY'S RESULTS OF OPERATIONS WILL BE ADVERSELY AFFECTED.

     From time to time, the automobile insurance industry in particular has been under pressure from certain state regulators, legislators and special interest groups to reduce, freeze or set rates at levels that do not, in the view of the Company's management, correspond with underlying costs, including initiatives to roll back automobile and other personal lines rates. This activity may in the future adversely affect the profitability of the Company's automobile insurance line of business in various states because increasing costs of litigation and medical treatment, combined with rising automobile repair costs, continue to increase the costs of providing automobile insurance coverage. Adverse legislative and regulatory activity constraining the Company's ability to price automobile insurance coverage adequately may occur in the future. The impact of the automobile insurance regulatory environment on the results of operations of the Company in the future is not predictable.

     THE COMPANY IS SUBJECT TO ASSESSMENT, DEPENDING UPON ITS MARKET SHARE OF A GIVEN LINE OF BUSINESS, TO ASSIST IN THE PAYMENT OF UNPAID CLAIMS AND RELATED COSTS OF INSOLVENT INSURANCE COMPANIES; SUCH ASSESSMENTS COULD SIGNIFICANTLY AFFECT THE COMPANY'S FINANCIAL CONDITION.

     The Company is obligated to pay assessments under the guaranty fund laws of the various states in which it is licensed. Generally, under these laws, an insurer is subject to assessment, depending upon its market share of a given line of business, to assist in the payment of unpaid claims and related costs of insolvent insurance companies. The number and magnitude of future insurance company failures in the states in which the Company does business cannot be predicted, but resulting assessments could significantly affect the financial condition of the Company. The Company believes that it is likely it will receive an assessment in the next year relating to the insolvency of The Pennsylvania Hospital Insurance Company (PHICO), the amount of which cannot currently be estimated.

     PREMIUM RATES AND RESERVES MUST BE ESTABLISHED BY THE COMPANY FROM FORECASTS OF THE ULTIMATE COSTS EXPECTED TO ARISE FROM RISKS UNDERWRITTEN DURING THE POLICY PERIOD; THE COMPANY'S PROFITABILITY COULD BE ADVERSELY AFFECTED TO THE EXTENT ITS PREMIUM RATES OR RESERVES ARE TOO LOW.

     One of the distinguishing features of the property and casualty insurance industry in general is that its products are priced before its costs are known, as premium rates are generally determined before losses are reported. Accordingly, premium rates must be established from forecasts of the ultimate costs expected to arise from risks underwritten during the policy period and may not prove to be adequate. Further, property and casualty insurers establish reserves for losses and loss adjustment expenses based upon estimates, and it is possible that the ultimate liability will exceed these estimates because of the future development of known losses, the existence of losses that have occurred but are currently unreported and larger than historical settlements on pending and unreported claims. The process of estimating reserves is inherently judgmental and can be influenced by factors that are subject to variation. If pricing or reserves established by the Company is not sufficient, its profitability may be adversely impacted.

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

     Volatile and unpredictable developments also offset significantly the cyclical trends in the industry and the industry's profitability. These developments include natural disasters (such as storms, earthquakes, hurricanes, floods and fires), terrorism risks, fluctuations in interest rates and other changes in the investment environment that affect the market prices of the Company's investments and the income from those investments, inflationary pressures that affect the size of losses and judicial decisions that affect its liabilities. The occurrence of these developments may adversely affect the Company's business and financial condition.

          RISKS RELATING TO THE COMPANY'S RELATIONSHIP WITH THIRD PARTIES

     THE REINSURANCE AGREEMENTS ON WHICH THE COMPANY RELIES DO NOT RELIEVE THE COMPANY FROM LIABILITY TO ITS POLICYHOLDERS.

     The Company relies on reinsurance agreements to limit its maximum net loss from large single risks or risks in concentrated areas, and to increase its capacity to write insurance. Each reinsurance agreement satisfies all applicable regulatory requirements. Reinsurance, however, does not relieve the Company from liability to its policyholders. To the extent that a reinsurer may be unable to pay losses for which it is liable under the terms of its reinsurance agreement with the Company, the Company remains liable for such losses. However, in an effort to reduce the risk of non-payment, the Company requires all of its reinsurers to have an A.M. Best rating of A- or better or, with respect to foreign reinsurers, to have a financial condition that, in the opinion of the Company's management, is equivalent to a company with at least an A- rating. If the Company's reinsurers incur losses from their reinsurance arrangements with the Company, it is probable that the reinsurance premiums payable by the Company in the future could increase or that the reinsurance might not be renewed.

     THE MUTUAL COMPANY IS THE COMPANY'S LARGEST SHAREHOLDER AND PROVIDES IT WITH FACILITIES AND SERVICES.

     The Mutual Company currently owns approximately 66% of the Company's outstanding Class A Common Stock and approximately 62% of the Company's outstanding Class B Common Stock. Accordingly, the Mutual Company controls the election of members of the Company's Board of Directors. Although the Mutual Company could exercise its control in ways that are contrary to the interests of the Company's stockholders other than the Mutual Company, the Company and the Mutual Company have established a Coordinating Committee consisting of two outside directors from each company who do not also serve as directors of the other company. Under the Company's and the Mutual Company's By-laws, any new agreement between the Company and the Mutual Company and any proposed change in any existing agreement between the Company and the Mutual Company must first be submitted for approval by the respective Boards of Directors of the Company and the Mutual Company and, if approved, submitted to the Coordinating Committee for approval. The proposed new agreement or change in an existing agreement will receive Coordinating Committee approval only if both of the Company's Coordinating Committee members conclude the new agreement or change in an existing agreement is fair to the Company and its stockholders and if both of the Mutual Company's Coordinating Committee members conclude the agreement or change in an existing agreement is fair and equitable to the Mutual Company and its policyholders. The decisions of the Coordinating Committee are binding on the Company and the Mutual Company. The purpose of this provision is to protect the interests of the stockholders of the Company and the interests of the policyholders of the Mutual Company.

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

ITEM 2.   PROPERTIES.

     DGI and Atlantic States share headquarters with the Mutual Company's headquarters in a building owned by the Mutual Company. The Mutual Company charges DGI for an appropriate portion of the building expenses under an intercompany allocation agreement which is consistent with the terms of the pooling agreement. The headquarters of the Mutual Company has approximately 172,600 square feet of office space. Southern has a facility of approximately 10,000 square feet in Glen Allen, Virginia, which it owns. Province Bank leases approximately 3,600 square feet of a building located in Marietta, Pennsylvania owned by the Mutual Company. The Mutual Company charges Province Bank annual rent based on an independent appraisal.

ITEM 3.   LEGAL PROCEEDINGS.

     DGI is a party to numerous lawsuits arising in the ordinary course of its insurance business. DGI believes that the resolution of these lawsuits will not have a material adverse effect on its financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of holders of the Company's Class A Common Stock and/or Class B Common Stock during the fourth quarter of 2002.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth information regarding the persons who served as executive officers of DGI on March 24, 2003:

NAME                              AGE                                      POSITION
----                              ---                                      --------
Donald H. Nikolaus                60            President and Chief Executive Officer since 1981
Ralph G. Spontak                  50            Senior Vice President since 1991; Chief Financial Officer and Vice
                                                President since 1983; Secretary since 1988
Cyril J. Greenya                  58            Senior Vice President-Commercial Underwriting since 1997; Vice
                                                President-Commercial Underwriting for five years prior thereto;
                                                Manager-Commercial Underwriting for nine years prior thereto
Robert G. Shenk                   50            Senior Vice President-Claims since 1997; Vice President-Claims for five years prior thereto
Daniel J. Wagner                  42            Treasurer since 1993; Controller for five years prior thereto

                                    PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     The response to this Item is incorporated in part by reference to page 30 of the Company's Annual Report to Stockholders for the year ended December 31, 2002, which is included as Exhibit (13) to this Form 10-K Report. As of March 20, 2003, the Company had approximately 613 holders of record of its Class A Common Stock and 513 holders of record of its Class B Common Stock. The Company declared dividends of $.40 per share on its Class A Common Stock and $.36 per share on its Class B Common Stock in 2002, and $.40 per share on its Class A Common Stock and $.36 per share on its Class B Common Stock in 2001.

ITEM 6.   SELECTED FINANCIAL DATA.

     The response to this Item is incorporated by reference to page 1 of the Company's Annual Report to Stockholders for the year ended December 31, 2002, which is included as Exhibit (13) to this Form 10-K Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The response to this Item is incorporated by reference to pages 10 through 13 of the Company's Annual Report to Stockholders for the year ended December 31, 2002, which is included as Exhibit (13) to this Form 10-K Report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The response to this Item is incorporated by reference to pages 14 through 29 of the Company's Annual Report to Stockholders for the year ended December 31, 2002, which is included as Exhibit (13) to this Form 10-K Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The response to this Item with respect to the Company's directors is incorporated by reference to page 5 and pages 7 through 8 of the Company's proxy statement relating to the Company's annual meeting of stockholders to be held April 17, 2003. The response to this Item with respect to the Company's executive officers is incorporated by reference to Part I of this Form 10-K Report.

ITEM 11.  EXECUTIVE COMPENSATION.

     The response to this Item is incorporated by reference to pages 9 through 13 of the Company's proxy statement relating to the Company's annual meeting of stockholders to be held April 17, 2003, except for the Report of Compensation Committee, the Performance Graph and the Report of the Audit Committee, which are not incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The response to this Item is incorporated by reference to pages 3 through 4 of the Company's proxy statement relating to the Company's annual meeting of stockholders to be held April 17, 2003.

     The following table sets forth information regarding equity compensation plans of the Company.

                      Equity Compensation Plan Information

                                                                                           NUMBER OF SECURITIES
                                                                                           (CLASS) REMAINING
                                     NUMBER OF SECURITIES                                  AVAILABLE FOR FUTURE
                                     (CLASS) TO BE ISSUED       WEIGHTED-AVERAGE           ISSUANCE UNDER EQUITY
                                     UPON EXERCISE OF           EXERCISE PRICE OF          COMPENSATION PLANS
                                     OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS        (EXCLUDING SECURITIES
PLAN CATEGORY                        WARRANTS AND RIGHTS        WARRANTS AND RIGHTS        REFLECTED IN COLUMN (A))
-------------                        -------------------        -------------------        ------------------------
                                            (a)                          (b)                         (c)
Equity compensation plans
approved by security holders            1,080,101 (Class A)       $13.52 (Class A)            1,228,900 (Class A)
                                          313,900 (Class B)       $13.12 (Class B)                   -- (Class B)
Equity compensation plans not
approved by security holders                   --                     --                             --
                                        ---------                 ------                      ---------
         Total                          1,394,001                 $13.43                      1,228,900

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The response to this Item is incorporated by reference to pages 5 through 6 and page 15 of the Company's proxy statement relating to the Company's annual meeting of stockholders to be held April 17, 2003.

ITEM 14.  CONTROLS AND PROCEDURES.

     Within the 90 days prior to the date of this Form 10-K Report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was performed under the supervision and with the participation of management, including the Company's President and Chief Executive Officer and the Company's Chief Financial Officer.

     Under the rules of the Securities and Exchange Commission, the term "disclosure controls and procedures" means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, as appropriate to permit management to make timely decisions regarding required disclosure.

     Based on this evaluation, the Company's President and Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Subsequent to the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.

     A control system, no matter how well-designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Financial statements, financial statement schedules and exhibits filed:

     (1)  Consolidated Financial Statements

                                                                                                    PAGE*
                                                                                                    -----
  Report of Independent Auditors..............................................................        29

  Donegal Group Inc. and Subsidiaries:
   Consolidated Balance Sheets as of
    December 31, 2002 and 2001................................................................        14
  Consolidated Statements of Income and
   Comprehensive Income for the three years ended
    December 31, 2002, 2001 and 2000..........................................................        15
  Consolidated Statements of Stockholders'
   Equity for the three years ended
    December 31, 2002, 2001 and 2000..........................................................        16
  Consolidated Statements of Cash Flows for the three years ended
   December 31, 2002, 2001 and 2000...........................................................        17
  Notes to Consolidated Financial Statements..................................................      18-28


     (2)  Financial Statement Schedules


                                                                                                        PAGE
                                                                                                        ----
  Donegal Group Inc. and Subsidiaries
  Independent Auditors' Consent and Report on Schedules                                              Exhibit 23
  Schedule I.         Summary of Investments - Other
                        Than Investments in Related Parties...................................
  Schedule II.        Condensed Financial Information of Parent Company.......................
  Schedule III.       Supplementary Insurance Information.....................................
  Schedule IV.        Reinsurance.............................................................
  Schedule VI.        Supplemental Insurance Information Concerning
                        Property and Casualty Subsidiaries....................................

     All other schedules have been omitted since they are not required, not applicable or the information is included in the financial statements or notes thereto.


------------

* Refers to the respective page of Donegal Group Inc.'s 2002 Annual Report to Stockholders. The Consolidated Financial Statements and Notes to Consolidated Financial Statements and Auditor's Report thereon on pages 14 through 28 are incorporated herein by reference. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item and Items 5, 6, 7 and 8 hereof, such Annual Report shall not be deemed filed as part of this Form 10-K Report or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

     (3)  Exhibits

     EXHIBIT NO.                                 DESCRIPTION OF EXHIBITS                                REFERENCE
     -----------                                 -----------------------                                ---------
       (3)(i)          Certificate of Incorporation of Registrant, as amended.                             (a)

       (3)(ii)         Amended and Restated By-laws of Registrant.                                         (b)

                    MANAGEMENT CONTRACTS AND COMPENSATORY PLANS OR ARRANGEMENTS

       (10)(A)          Donegal Group Inc. Amended and Restated 1996 Equity                                (c)
                        Incentive Plan.

       (10)(B)          Donegal Group Inc. 2001 Equity Incentive Plan for Employees.                       (d)

       (10)(C)          Donegal Group Inc. 2001 Equity Incentive Plan for Directors.                       (d)

       (10)(D)          Donegal Group Inc. 2001 Employee Stock Purchase Plan, as                           (e)
                        amended.

       (10)(E)          Donegal Group Inc. Amended and Restated 2001 Agency Stock Purchase Plan.           (f)

       (10)(F)          Donegal Mutual Insurance Company 401(k) Plan.                                      (g)

       (10)(G)          Amendment No. 1 effective January 1, 2000 to Donegal Mutual Insurance              (g)
                        Company 401(k) Plan.

       (10)(H)          Amendment No. 2 effective January 6, 2000 to Donegal Mutual Insurance              (b)
                        Company 401(k) Plan.

       (10)(I)          Amendment No. 3 effective July 23, 2001 to Donegal Mutual Insurance                (b)
                        Company 401(k) Plan.

       (10)(J)          Amendment No. 4 effective January 1, 2002 to Donegal Mutual Insurance              (b)
                        Company 401(k) Plan.

       (10)(K)          Amendment No. 5 effective December 31, 2001 to Donegal Mutual Insurance            (b)
                        Company 401(k) Plan.

       (10)(L)          Amendment No. 6 effective July 1, 2002 to Donegal Mutual Insurance                Filed
                        Company 401(k) Plan.                                                            herewith

     EXHIBIT NO.                                 DESCRIPTION OF EXHIBITS                                REFERENCE
     -----------                                 -----------------------                                ---------
       (10)(M)          Donegal Mutual Insurance Company Executive Restoration Plan.                       (h)

                                                 OTHER MATERIAL CONTRACTS
                                                 ------------------------

       (10)(N)          Tax Sharing Agreement dated September 29, 1986 between Donegal Group Inc.          (i)
                        and Atlantic States Insurance Company.

       (10)(O)          Services Allocation Agreement dated September 29, 1986 between Donegal             (i)
                        Mutual Insurance Company, Donegal Group Inc. and Atlantic States
                        Insurance Company.

       (10)(P)          Proportional Reinsurance Agreement dated September 29,
                        1986 between (i) Donegal Mutual Insurance Company and
                        Atlantic States Insurance Company.

       (10)(Q)          Amendment dated October 1, 1988 to Proportional Reinsurance Agreement              (j)
                        between Donegal Mutual Insurance Company and Atlantic States Insurance
                        Company.

       (10)(R)          Multi-Line Excess of Loss Reinsurance Agreement effective January 1, 2002         Filed
                        among Donegal Mutual Insurance Company, Dorinco Reinsurance Company and         herewith
                        Erie Insurance Group.

       (10)(S)          Amendment dated July 16, 1992 to Proportional Reinsurance Agreement                (k)
                        between Donegal Mutual Insurance Company and Atlantic States Insurance
                        Company.

       (10)(T)          Amendment dated as of December 21, 1995 to Proportional Reinsurance                (l)
                        Agreement between Donegal Mutual Insurance Company and Atlantic States
                        Insurance Company.

       (10)(U)          Reinsurance and Retrocession Agreement dated May 21,
                        1996 between Donegal Mutual Insurance Company and
                        Southern Insurance Company of Virginia.

       (10)(V)          Amended and Restated Credit Agreement dated as of July 27, 1998 among              (m)
                        Donegal Group Inc., the banks and other financial institutions from time to time party thereto and Fleet National Bank, as agent.

       (10)(W)          First Amendment and Waiver to the Amended and Restated Credit Agreement            (g)
                        dated as of December 31, 1999.

     EXHIBIT NO.                                 DESCRIPTION OF EXHIBITS                                REFERENCE
     -----------                                 -----------------------                                ---------

       (10)(X)          Amendment dated as of April 20, 2000 to Proportional Reinsurance                   (n)
                        Agreement between Donegal Mutual Insurance Company and Atlantic States
                        Insurance Company.

       (10)(Y)          Lease Agreement dated as of September 1, 2000 between Donegal Mutual               (d)
                        Insurance Company and Province Bank FSB.

       (10)(Z)          Aggregate Excess of Loss Reinsurance Agreement dated as of January 1,              (d)
                        2001 between Donegal Mutual Insurance Company and Atlantic States
                        Insurance Company (as successor-in-interest to Pioneer Insurance Company).

          (13)          2002 Annual Report to Stockholders (electronic filing contains only those         Filed
                        portions incorporated by reference into this Form 10-K Report).                 herewith

          (20)          Proxy Statement relating to the Annual Meeting of Stockholders to be held          (o)
                        on April 17, 2003; provided, however, that the Report of the Compensation
                        Committee, the Performance Graph and the Report of the Audit Committee
                        shall not be deemed filed as part of this Form 10-K Report.

          (21)          Subsidiaries of Registrant.                                                  Filed herewith

          (23)          Consent of Independent Auditors.                                             Filed herewith

        (99.1)          Statement of Chief Executive Officer Pursuant to Section 1350 of the         Filed herewith
                        United States Code.

        (99.2)          Statement of Chief Financial Officer Pursuant to Section 1350 of the         Filed herewith
                        United States Code.

------------

(a)  Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form S-3 Registration Statement No. 333-59828 filed April 30, 2001.

(b)  Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form 10-K Report for the year ended December 31, 2001.

(c)  Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant's Form 10-K Report for the year ended December 31, 1998.

EXHIBIT NO.                   DESCRIPTION OF EXHIBITS                  REFERENCE
-----------                   -----------------------                  ---------

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

(o) Such exhibit is hereby incorporated by reference to the Registrant's definitive proxy statement filed March 24, 2003.

     (b)  Reports on Form 8-K:

     None.

                       DONEGAL GROUP INC. AND SUBSIDIARIES

                       SCHEDULE I - SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                    -----------------------------------------
                                ($ in thousands)

                                December 31, 2002

                                                                                                  AMOUNT AT WHICH
                                                                                      FAIR          SHOWN IN THE
                                                                    COST              VALUE        BALANCE SHEET
                                                                  --------          --------       --------------
Fixed Maturities:
Held to maturity:
  United States government and
  Governmental agencies and authorities ................          $ 12,641          $ 13,049          $ 12,641
  Obligations of states and political subdivisions .....            33,892            34,400            33,892
  Canadian government obligation .......................               499               540               499
  All other corporate bonds ............................            29,552            31,285            29,522
  Mortgage-backed securities ...........................            10,118            10,511            10,118
                                                                  --------          --------          --------
  Total fixed maturities
  held to maturity .....................................            86,702            89,785            86,702
                                                                  --------          --------          --------
Available for sale:
  United States government and
  Governmental agencies and authorities ................            56,344            58,287            58,287
  Obligations of states and political subdivisions .....            78,516            81,446            81,446
  All other corporate bonds ............................            34,849            36,863            36,863
  Mortgage-backed securities ...........................            17,787            18,136            18,136
                                                                  --------          --------          --------
  Total fixed maturities
  available for sale ...................................           187,496           194,732           194,732
                                                                  --------          --------          --------
  Total fixed maturities ...............................           274,198           284,517           281,434
                                                                  --------          --------          --------

Equity Securities:
  Preferred stocks:
  Public utilities .....................................               227               254               254
  Banks ................................................             9,001             9,190             9,190
  Industrial and miscellaneous .........................             1,639             1,663             1,663
                                                                  --------          --------          --------
  Total preferred stocks ...............................            10,867            11,107            11,107
                                                                  --------          --------          --------
  Common stocks:
  Banks and insurance companies ........................             3,673             4,176             4,176
  Industrial and miscellaneous .........................             7,047             6,553             6,553
                                                                  --------          --------          --------
  Total common stocks ..................................            10,720            10,729            10,729
                                                                  --------          --------          --------
  Total equity securities ..............................            21,587            21,836            21,836
                                                                  --------          --------          --------
Short-term investments .................................            29,029            29,029            29,029
                                                                  --------          --------          --------
  Total investments ....................................          $324,814          $335,382          $332,299
                                                                  ========          ========          ========

                       DONEGAL GROUP INC. AND SUBSIDIARIES

               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
               --------------------------------------------------
                                ($ in thousands)

                  Years Ended December 31, 2002, 2001 and 2000

                                                                                 AMORTIZATION
                                                                                 OF DEFERRED
                             NET                 NET           NET LOSSES          POLICY            OTHER             NET
                            EARNED           INVESTMENT         AND LOSS         ACQUISITION      UNDERWRITING       PREMIUMS
    SEGMENT                PREMIUMS            INCOME           EXPENSES            COSTS           EXPENSES         WRITTEN
    -------                --------            ------           --------            -----           --------         -------
Year Ended
December 31, 2002
Personal lines             $119,838          $   --            $ 87,790          $ 19,005          $ 16,335          $125,777
Commercial lines             66,003              --              41,478            10,468             8,997            68,727
Investments                    --              14,581              --                --                --                --
                           --------          --------          --------          --------          --------          --------
                           $185,841          $ 14,581          $129,268          $ 29,473          $ 25,332          $194,504
                           ========          ========          ========          ========          ========          ========
Year Ended
December 31, 2001
Personal lines             $104,893          $   --            $ 72,534          $ 17,002          $ 16,881          $111,623
Commercial lines             62,877              --              45,644            10,192            10,119            65,405
Investments                    --              15,886              --                --                --                --
                           --------          --------          --------          --------          --------          --------
                           $167,770          $ 15,886          $118,178          $ 27,194          $ 27,000          $177,028
                           ========          ========          ========          ========          ========          ========
Year Ended
December 31, 2000
Personal lines             $ 97,065          $   --            $ 68,003          $ 16,206          $ 14,950          $100,517
Commercial lines             54,581              --              36,380             9,113             9,113            59,605
Investments                    --              16,395              --                --                --                --
                           --------          --------          --------          --------          --------          --------
                           $151,646          $ 16,395          $104,383          $ 25,319          $ 25,319          $160,122
                           ========          ========          ========          ========          ========          ========

                                   DONEGAL GROUP INC. AND SUBSIDIARIES
                           SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION, CONTINUED
                           ---------------------------------------------------------------
                                                 ($ in thousands)


                                                  At December 31,
                           ---------------------------------------------------------------
                            DEFERRED         LIABILITY                         OTHER POLICY
                             POLICY          FOR LOSSES                         CLAIMS AND
                           ACQUISITION        AND LOSS         UNEARNED          BENEFITS
    SEGMENT                   COSTS           EXPENSES         PREMIUMS          PAYABLE
    -------                -----------       ----------        --------        ------------

    2002
    ----
Personal lines             $  9,423          $106,096          $ 78,273          $     --
Commercial lines              5,144           104,596            42,729                --
Investments                      --                --                --                --
                           --------          --------          --------          --------
                           $ 14,567          $210,692          $121,002          $     --
                           ========          ========          ========
    2001
    ----
Personal lines             $  8,394          $ 84,726          $ 70,388          $     --
Commercial lines              5,210            95,114            43,691                --
Investments                      --                --                --                --
                           --------          --------          --------          --------
                           $ 13,604          $179,840          $114,079          $     --
                           ========          ========          ========          ========

                       DONEGAL GROUP INC. AND SUBSIDIARIES

                            SCHEDULE IV - REINSURANCE
                            -------------------------



                                                                        CEDED           ASSUMED                           PERCENTAGE
                                                       GROSS           TO OTHER        FROM OTHER           NET             ASSUMED
                                                      AMOUNT          COMPANIES        COMPANIES           AMOUNT           TO NET
                                                   ============      ===========      ============      ============      ==========
                    Year Ended
                December 31, 2002

          Property and casualty premiums           $110,412,498      $58,817,518      $134,246,213      $185,841,193          72%
                                                   ============      ===========      ============      ============          ==
                    Year Ended
                December 31, 2001

          Property and casualty premiums           $105,214,059      $64,220,420      $126,776,215      $167,769,854          76%
                                                   ============      ===========      ============      ============          ==
                    Year Ended
                December 31, 2000

          Property and casualty premiums           $ 95,671,588      $54,981,016      $110,955,627      $151,646,199          73%
                                                   ============      ===========      ============      ============          ==

                       DONEGAL GROUP INC. AND SUBSIDIARIES

                SCHEDULE VI - SUPPLEMENTARY INSURANCE INFORMATION
                  CONCERNING PROPERTY AND CASUALTY SUBSIDIARIES
                  ---------------------------------------------



                                                                DISCOUNT,
                          DEFERRED             LIABILITY         IF ANY,
                           POLICY             FOR LOSSES        DEDUCTED
                         ACQUISITION           AND LOSS           FROM            UNEARNED
                            COSTS              EXPENSES         RESERVES          PREMIUMS
                            -----              --------         --------          --------
     At December 31,
          2002          $14,567,070          $210,691,752          $--          $121,002,447
                        ===========          ============          ===          ============
          2001          $13,604,215          $179,839,905          $--          $114,079,264
                        ===========          ============          ===          ============
          2000          $12,284,214          $156,476,124          $--          $ 99,940,381
                        ===========          ============          ===          ============

                                                                     (continued)

                       DONEGAL GROUP INC. AND SUBSIDIARIES

                SCHEDULE VI - SUPPLEMENTARY INSURANCE INFORMATION
            CONCERNING PROPERTY AND CASUALTY SUBSIDIARIES, CONTINUED
            --------------------------------------------------------

                  Years ended December 31, 2002, 2001 and 2000

                                                                                        LOSSES AND LOSS
                                                                                       EXPENSES RELATED TO
                                                                                ----------------------------------
                                         NET
                                        EARNED                 INVESTMENT             CURRENT              PRIOR
                                       PREMIUMS                  INCOME                 YEAR               YEARS
                                       --------                  ------                 ----               -----
              Year Ended
          December 31, 2002          $185,841,193          $ 14,581,252          $122,433,653           $  6,834,033
                                     ============          ============          ============           ============
              Year Ended
          December 31, 2001          $167,769,854          $ 15,885,544          $110,142,467           $  8,035,082
                                     ============          ============          ============           ============
              Year Ended
          December 31, 2000          $151,646,199          $ 16,394,747          $103,671,401           $    711,775
                                     ============          ============          ============           ============


                                                             AMORTIZATION
                                                             OF DEFERRED              NET
                                                                POLICY             PAID LOSSES               NET
                                        ACQUISITION            AND LOSS              PREMIUMS
                                           COST                EXPENSES              WRITTEN
                                           ----                --------              -------
              Year Ended
          December 31, 2002            $ 29,473,000          $114,525,368          $194,503,847
                                       ============          ============          ============
              Year Ended
          December 31, 2001            $ 27,194,000          $106,342,848          $177,027,654
                                       ============          ============          ============
              Year Ended
          December 31, 2000            $ 25,319,000          $100,907,860          $160,122,420
                                       ============          ============          ============

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           DONEGAL GROUP INC.


Date:  March 28, 2003                      By:  s/Donald H. Nikolaus
                                           -------------------------------------
                                           Donald H. Nikolaus, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                SIGNATURE                                   TITLE                              DATE
                ---------                                   -----                              ----
                                            President and a Director                      March 28, 2003
s/Donald H. Nikolaus                        (principal executive officer)
------------------------------
Donald H. Nikolaus

                                            Senior Vice President, Chief                  March 28, 2003
                                            Financial Officer and
                                            Secretary (principal financial
s/Ralph G. Spontak                          and accounting officer)
------------------------------
Ralph G. Spontak

s/Robert S. Bolinger                        Director                                      March 28, 2003
------------------------------
Robert S. Bolinger

s/Patricia A. Gilmartin                     Director                                      March 28, 2003
------------------------------
Patricia A. Gilmartin

s/Philip H. Glatfelter                      Director                                      March 28, 2003
------------------------------
Philip H. Glatfelter

                                            Director                                      March   , 2003
------------------------------
John J. Lyons

                                            Director                                      March   , 2003
------------------------------
R. Richard Sherbahn

                                  CERTIFICATION
                                  -------------

     I, Donald H. Nikolaus, President of Donegal Group Inc., certify that:

     1. I have reviewed this annual report on Form 10-K for the year ended December 31, 2002 of Donegal Group Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 28, 2003                   s/Donald H. Nikolaus
                                        ----------------------------------------
                                        Donald H. Nikolaus, President

                                  CERTIFICATION
                                  -------------

     I, Ralph G. Spontak, Senior Vice President, Chief Financial Officer and Secretary of Donegal Group Inc., certify that:

     1. I have reviewed this annual report on Form 10-K for the year ended December 31, 2002 of Donegal Group Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 28, 2003                   s/Ralph G. Spontak
                                        ----------------------------------------
                                        Ralph G. Spontak, Senior Vice
                                        President, Chief Financial Officer
                                        and Secretary

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

     EXHIBIT NO.                                 DESCRIPTION OF EXHIBITS                                REFERENCE
     -----------                                 -----------------------                                ---------
        (3)(i)          Certificate of Incorporation of Registrant, as amended.                            (a)

       (3)(ii)          Amended and Restated By-laws of Registrant.                                        (b)

                            MANAGEMENT CONTRACTS AND COMPENSATORY PLANS OR ARRANGEMENTS
                            -----------------------------------------------------------

       (10)(A)          Donegal Group Inc. Amended and Restated 1996 Equity                                (c)
                        Incentive Plan.

       (10)(B)          Donegal Group Inc. 2001 Equity Incentive Plan for Employees.                       (d)

       (10)(C)          Donegal Group Inc. 2001 Equity Incentive Plan for Directors.                       (d)

       (10)(D)          Donegal Group Inc. 2001 Employee Stock Purchase Plan, as                           (e)
                        amended.

       (10)(E)          Donegal Group Inc. Amended and Restated 2001 Agency Stock Purchase Plan.           (f)

       (10)(F)          Donegal Mutual Insurance Company 401(k) Plan.                                      (g)

       (10)(G)          Amendment No. 1 effective January 1, 2000 to Donegal Mutual Insurance              (g)
                        Company 401(k) Plan.

       (10)(H)          Amendment No. 2 effective January 6, 2000 to Donegal Mutual Insurance              (b)
                        Company 401(k) Plan.

       (10)(I)          Amendment No. 3 effective July 23, 2001 to Donegal Mutual Insurance                (b)
                        Company 401(k) Plan.

       (10)(J)          Amendment No. 4 effective January 1, 2002 to Donegal Mutual Insurance              (b)
                        Company 401(k) Plan.

       (10)(K)          Amendment No. 5 effective December 31, 2001 to Donegal Mutual Insurance            (b)
                        Company 401(k) Plan.

       (10)(L)          Amendment No. 6 effective July 1, 2002 to Donegal Mutual Insurance                Filed
                        Company 401(k) Plan.                                                            herewith

       (10)(M)          Donegal Mutual Insurance Company Executive Restoration Plan.                       (h)

     EXHIBIT NO.                                 DESCRIPTION OF EXHIBITS                                REFERENCE
     -----------                                 -----------------------                                ---------

                                                 OTHER MATERIAL CONTRACTS
                                                 ------------------------
       (10)(N)          Tax Sharing Agreement dated September 29, 1986 between Donegal Group Inc.          (i)
                        and Atlantic States Insurance Company.

       (10)(O)          Services Allocation Agreement dated September 29, 1986 between Donegal             (i)
                        Mutual Insurance Company, Donegal Group Inc. and Atlantic States
                        Insurance Company.

       (10)(P)          Proportional Reinsurance Agreement dated September 29,
                        1986 between (i) Donegal Mutual Insurance Company and
                        Atlantic States Insurance Company.

       (10)(Q)          Amendment dated October 1, 1988 to Proportional Reinsurance Agreement              (j)
                        between Donegal Mutual Insurance Company and Atlantic States Insurance
                        Company.

       (10)(R)          Multi-Line Excess of Loss Reinsurance Agreement effective January 1, 2002         Filed
                        among Donegal Mutual Insurance Company, Dorinco Reinsurance Company and         herewith
                        Erie Insurance Group.

       (10)(S)          Amendment dated July 16, 1992 to Proportional Reinsurance Agreement                (k)
                        between Donegal Mutual Insurance Company and Atlantic States Insurance
                        Company.

       (10)(T)          Amendment dated as of December 21, 1995 to Proportional Reinsurance                (l)
                        Agreement between Donegal Mutual Insurance Company and Atlantic States
                        Insurance Company.

       (10)(U)          Reinsurance and Retrocession Agreement dated May 21,
                        1996 between Donegal (h) Mutual Insurance Company and
                        Southern Insurance Company of Virginia.

       (10)(V)          Amended and Restated Credit Agreement dated as of July 27, 1998 among              (m)
                        Donegal Group Inc., the banks and other financial institutions from time to time party thereto and Fleet National Bank, as agent.

       (10)(W)          First Amendment and Waiver to the Amended and Restated Credit Agreement            (g)
                        dated as of December 31, 1999.

       (10)(X)          Amendment dated as of April 20, 2000 to Proportional Reinsurance                   (n)
                        Agreement between Donegal Mutual Insurance Company and Atlantic States
                        Insurance Company.

     EXHIBIT NO.                                 DESCRIPTION OF EXHIBITS                                REFERENCE
     -----------                                 -----------------------                                ---------

       (10)(Y)          Lease Agreement dated as of September 1, 2000 between Donegal Mutual               (d)
                        Insurance Company and Province Bank FSB.

       (10)(Z)          Aggregate Excess of Loss Reinsurance Agreement dated as of January 1,              (d)
                        2001 between Donegal Mutual Insurance Company and Atlantic States
                        Insurance Company (as successor-in-interest to Pioneer Insurance Company).

         (13)           2002 Annual Report to Stockholders (electronic filing contains only those         Filed
                        portions incorporated by reference into this Form 10-K Report).                 herewith

         (20)           Proxy Statement relating to the Annual Meeting of Stockholders to be held          (o)
                        on April 17, 2003; provided, however, that the Report of the Compensation
                        Committee, the Performance Graph and the Report of the Audit Committee
                        shall not be deemed filed as part of this Form 10-K Report.

          (21)          Subsidiaries of Registrant. Filed herewith

          (23)          Consent of Independent Auditors.                                             Filed herewith

        (99.1)          Statement of Chief Executive Officer Pursuant to Section 1350 of the         Filed herewith
                        United States Code.

        (99.2)          Statement of Chief Financial Officer Pursuant to Section 1350 of the         Filed herewith
                        United States Code.

------------

(a)       Such exhibit is hereby incorporated by reference to the like-described exhibit in
          Registrant's Form S-3 Registration Statement No. 333-59828 filed April 30, 2001.

(b)       Such exhibit is hereby incorporated by reference to the like-described exhibit in
          Registrant's Form 10-K Report for the year ended December 31, 2001.

(c)       Such exhibit is hereby incorporated by reference to the like-described exhibit in
          Registrant's Form 10-K Report for the year ended December 31, 1998.

(d)       Such exhibit is hereby incorporated by reference to the like-described exhibit in
          Registrant's Form 10-K Report for the year ended December 31, 2000.

     EXHIBIT NO.                                 DESCRIPTION OF EXHIBITS                                REFERENCE
     -----------                                 -----------------------                                ---------

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

(o)       Such exhibit is hereby incorporated by reference to the Registrant's definitive proxy statement filed March 24, 2003.