Form 10-Q
period 2003-03-31
DONEGAL GROUP INC
filed 2003-05-14
CIK 800457

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended March 31, 2003

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

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,258,185 shares of Class A Common Stock, $0.01 par value, and 2,988,757 shares of Class B Common Stock, $0.01 par value, outstanding on April 24, 2003.

                      Part 1. Financial Information
Item 1.  Financial Statements.
                       Donegal Group Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                  March 31, 2003              Dec. 31, 2002
                                                                                  --------------              -------------
                                                                                   (Unaudited)
Assets

Investments
      Fixed maturities
           Held to maturity, at amortized cost                                       $ 91,674,740              $ 86,701,556
           Available for sale, at market value                                        195,273,919               194,731,660
      Equity securities, available for sale, at market value                           23,549,976                21,836,460
      Short-term investments, at cost, which
           approximates market value                                                   32,106,928                29,029,418
                                                                                      -----------              ------------
                Total investments                                                     342,605,563               332,299,094
Cash                                                                                    4,923,685                 1,124,604
Accrued investment income                                                               3,579,287                 3,815,449
Premiums receivable                                                                    27,725,714                26,286,482
Reinsurance receivable                                                                 77,538,821                83,207,272
Deferred policy acquisition costs                                                      14,735,831                14,567,070
Deferred federal income taxes                                                           7,275,816                 6,955,707
Prepaid reinsurance premiums                                                           29,307,185                27,853,996
Property and equipment, net                                                             4,249,969                 4,430,394
Accounts receivable - securities                                                                -                   146,507
Due from affiliate                                                                      1,026,731                         -
Other                                                                                     585,754                   531,589
                                                                                      -----------               -----------
                Total assets                                                        $ 513,554,356             $ 501,218,164
                                                                                      ===========               ===========

Liabilities and Stockholders' Equity

Liabilities
      Losses and loss expenses                                                      $ 210,708,185             $ 210,691,752
      Unearned premiums                                                               124,867,011               121,002,447
      Accrued expenses                                                                  6,151,680                 6,583,825
     Reinsurance balances payable                                                      1,288,139                  1,100,443
      Federal income taxes payable                                                      1,555,504                   357,547
      Cash dividend declared to stockholders                                                    -                   887,315
      Borrowings under line of credit                                                  19,800,000                19,800,000
      Accounts payable - securities                                                     5,636,993                 2,121,619
      Due to affiliate                                                                  4,441,311                 4,080,415
      Other                                                                             1,493,526                 1,409,951
                                                                                     ------------               -----------
               Total liabilities                                                     375,942,349                368,035,314
                                                                                     ============               ===========

Stockholders' Equity
      Preferred stock, $1.00 par value, authorized
           2,000,000 shares; none issued
      Class A common stock, $.01 par value, authorized
           30,000,000 shares, issued 6,323,139 and 6,269,093
           shares and outstanding 6,241,615 and 6,187,569 shares                           63,232                    62,691
      Class B common stock, $.01 par value, authorized
           10,000,000 shares, issued 3,029,519 and 3,024,742
           shares and outstanding 2,988,757 and 2,983,980 shares                           30,295                    30,247
      Additional paid-in capital                                                       61,253,404                60,651,751
      Accumulated other comprehensive income                                            4,896,072                 4,911,953
      Retained earnings                                                                72,260,752                68,417,956
      Treasury stock                                                                     (891,748)                 (891,748)
                                                                                      -----------               -----------
                Total stockholders' equity                                            137,612,007               133,182,850
                                                                                      -----------               -----------
                Total liabilities and stockholders' equity                          $ 513,554,356             $ 501,218,164
                                                                                      ===========               ===========




          See accompanying notes to consolidated financial statements.



                       Donegal Group Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)
                                                                                              Three Months Ended March 31,

                                                                                        2003                              2002

Revenues:
      Net premiums earned                                                           $ 47,928,881                      $ 45,452,260
      Investment income, net of investment expenses                                    3,364,518                         3,730,304
      Realized investment gains (losses)                                                (130,480)                          126,778
      Lease income                                                                       202,617                           194,962
      Service charge income                                                              614,033                           529,742
     Other income                                                                        205,850                                 -
                                                                                      ----------                        ----------
          Total revenues                                                              52,185,419                        50,034,046
                                                                                      ----------                        ----------

Expenses:
      Net losses and loss expenses                                                  $ 31,850,515                      $ 31,297,569
      Amortization of deferred policy acquisition costs                                7,442,000                         7,385,000
      Other underwriting expenses                                                      7,023,217                         7,112,250
      Policy dividends                                                                   241,843                           466,179
      Interest                                                                           214,741                           324,824
      Other expenses                                                                     330,576                           502,423
                                                                                      ----------                        ----------
           Total expenses                                                             47,102,892                        47,088,245
                                                                                      ----------                        ----------

Income before income taxes                                                             5,082,527                         2,945,801

Income taxes                                                                           1,238,095                           765,085
                                                                                       ---------                         ---------
Net income                                                                           $ 3,844,432                       $ 2,180,716
                                                                                       =========                         =========

Earnings per common share
      Basic                                                                               $ 0.42                            $ 0.24
                                                                                       =========                         =========
      Diluted                                                                             $ 0.41                            $ 0.24
                                                                                       =========                         =========

            Consolidated Statements of Comprehensive Income
  (Unaudited)
                                                                                                Three Months Ended March 31,
                                                                                         2003                              2002
Net income                                                                           $ 3,844,432                       $ 2,180,716
Other comprehensive loss, net of tax
      Unrealized losses on securities:
           Unrealized holding loss during the period,
                net of income tax benefit                                               (100,693)                       (1,243,416)
           Reclassification adjustment, net of income tax                                 84,812                           (83,673)
Other comprehensive loss                                                                 (15,881)                       (1,327,089)
Comprehensive income                                                                 $ 3,828,551                         $ 853,627




     See accompanying notes to consolidated financial statements.

                       Donegal Group Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)
                        Three Months Ended March 31, 2003



                                                  Class A Shares      Class B Shares      Class A Amount      Class B Amount

 Balance, December 31, 2002                          6,269,093          3,024,742          $   62,691          $   30,247

 Issuance of common stock
                                                        54,046              4,777                 541                  48
 Net income

 Cash dividends

 Exercise of stock options

 Other comprehensive loss

 Balance, March 31, 2003                             6,323,139          3,029,519          $   63,232          $   30,295




                                                                   Accumulated
                                                  Additional          Other                                           Total
                                                   Paid-In        Comprehensive     Retained         Treasury     Stockholders
                                                   Capital           Income         Earnings          Stock          Equity

 Balance, December 31, 2002                       $ 60,651,751    $  4,911,953    $ 68,417,956    $  (891,748)     $133,182,850

 Issuance of common stock                              586,226                                                          586,815

 Net income                                                                          3,844,432                        3,844,432

 Cash dividends                                                                         (1,636)                          (1,636)

 Exercise of stock options
                                                        15,427                                                           15,427
 Other comprehensive loss
                                                       (15,881)                                                          (15,881)
                                                  --------------------------------------------------------------------------------
 Balance, March 31, 2003                          $ 61,253,404    $  4,896,072    $ 72,260,752    $  (891,748)      $137,612,007
                                                  ================================================================================

                       Donegal Group Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                           Three Months Ended March 31,
                                                                                           2003                             2002

Cash Flows from Operating Activities:
       Net income                                                                      $ 3,844,432                      $ 2,180,716
                                                                                       ----------                       -----------
       Adjustments to reconcile net income to net cash
                 provided by operating activities:
            Depreciation and amortization                                                  386,815                          280,731
            Realized investment (gains) losses                                             130,480                         (126,778)
       Changes in assets and liabilities:
            Losses and loss expenses                                                        16,433                        6,145,095
            Unearned premiums                                                            3,864,564                       (3,592,624)
            Premiums receivable                                                         (1,439,232)                      (1,579,203)
            Deferred policy acquisition costs                                             (168,761)                        (711,206)
            Deferred income taxes                                                         (383,527)                        (114,022)
            Reinsurance receivable                                                       5,668,451                       (1,345,009)
            Prepaid reinsurance premiums                                                (1,453,189)                       6,455,283
            Accrued investment income                                                      236,162                          162,117
            Due to affiliate                                                              (665,835)                      (1,328,480)
            Reinsurance balances payable                                                   187,696                         (168,050)
            Current income taxes                                                         1,197,957                        1,264,090
            Accrued expenses                                                              (432,145)                      (1,225,491)
            Other, net                                                                    (176,440)                         163,117
                                                                                        ----------                        ----------
                 Net adjustments                                                         6,969,429                        4,279,570
                                                                                        ----------                        ----------
            Net cash provided by operating activities                                   10,813,861                        6,460,286
                                                                                        ----------                        ----------

Cash Flows from Investing Activities:
       Purchase of fixed maturities
            Held to maturity                                                            (9,261,443)                      (7,215,618)
            Available for sale                                                         (22,199,356)                     (20,985,876)
       Purchase of equity securities, available for sale                                (2,402,873)                      (1,312,500)
       Maturity of fixed maturities
            Held to maturity                                                             6,803,087                        8,627,033
            Available for sale                                                          22,592,599                       12,728,932
       Sale of fixed maturities
            Held to maturity                                                                     -                          415,000
            Available for sale                                                                   -                          461,965
       Sale of equity securities, available for sale                                       594,036                          514,021
       Net sale (purchase) of property and equipment                                       223,389                         (107,151)
       Net sale (purchase) of short-term investments                                    (3,077,510)                          55,252
                                                                                        -----------                      -----------
            Net cash used in investing activities                                       (6,728,071)                      (6,818,942)
                                                                                        -----------                      -----------

Cash Flows from Financing Activities:
       Cash dividends paid                                                                (888,951)                        (871,638)
       Issuance of common stock                                                            602,242                          471,655
                                                                                        -----------                      -----------
            Net cash used in financing activities                                         (286,709)                        (399,983)
                                                                                        -----------                      -----------

Net increase (decrease) in cash                                                          3,799,081                         (758,639)
Cash at beginning of period                                                              1,124,604                        4,075,288
                                                                                         ---------                        ----------
Cash at end of period                                                                  $ 4,923,685                      $ 3,316,649
                                                                                         =========                        ==========

Cash paid during period - Interest                                                       $ 178,129                         $ 92,823
Net cash paid during period - Taxes                                                      $ 410,000                        $ 380,000





        See accompanying notes to consolidated financial statements.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                                   (Unaudited)
               Summary Notes to Consolidated Financial Statements

1 -    Organization

       Donegal Group Inc. (the "Company") was organized as a regional insurance holding company by Donegal Mutual Insurance Company (the "Mutual Company") on August 26, 1986 and operates in the Mid-Atlantic and Southern states through its wholly owned insurance subsidiaries, Atlantic States Insurance Company ("Atlantic States") and Southern Insurance Company of Virginia ("Southern") (collectively, the "Insurance Subsidiaries"). The Company has three operating segments: the investment function, the personal lines of insurance and the commercial lines of insurance. Products offered in the personal lines of insurance consist primarily of homeowners and private passenger automobile policies. Products offered in the commercial lines of insurance consist primarily of commercial automobile, commercial multiple peril and workers' compensation policies. The Insurance Subsidiaries are subject to regulation by Insurance Departments in those states in which they operate and undergo periodic examinations by those departments. The Insurance Subsidiaries are also subject to competition from other insurance companies in their operating areas. Atlantic States participates in an inter-company pooling arrangement with the Mutual Company and assumes 70% of the pooled business. At March 31, 2003, the Mutual Company held approximately 66% of the outstanding Class A and approximately 62% of the outstanding Class B common stock of the Company.

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

       During 2000, the Company acquired 45% of the outstanding stock of Donegal Financial Services Corporation ("DFSC"), a thrift holding company, for $3,042,000 in cash. The remaining 55% of the outstanding stock of DFSC is owned by the Mutual Company.

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

       Southern has (and Delaware, Pioneer-Ohio, Southern Heritage and Pioneer-New York had prior to their mergers) an agreement with the Mutual Company under which it cedes, and then reassumes back, 100% of its business net of reinsurance. The primary purpose of these agreements is to assist Southern and the former subsidiaries, in maintaining the same A. M. Best rating (currently "A") as the Mutual Company. These agreements do not transfer insurance risk. While these subsidiaries ceded and reassumed amounts received from policyholders of $11,677,018 and $20,541,417 and claims of $ 6,408,617 and $7,559,925 under these agreements in the three months ended March 31, 2003 and 2002, respectively, the amounts are not reflected in the consolidated financial statements. The aggregate liabilities ceded and reassumed under these agreements were $43,661,149 and $43,541,766 at March 31, 2003 and December 31, 2002,
respectively.

2 - Basis of Presentation

       The financial information for the interim periods included herein are unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, that, in the opinion of management, are necessary to a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods included herein. The Company's results of operations for the three months ended March 31, 2003 are not necessarily indicative of its results of operations for the twelve months ending December 31, 2003.

       These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002

3 -    Earnings Per Share

       The computation of basic and diluted earnings per share is as follows:


                                                                       Weighted
   Earnings                                                            Average
                                                  Net                   Shares                  Per
                                                Income                Outstanding              Share
Three Months Ended March 31:

2003
         Basic                                 $3,844,432              9,210,402               $ .42

         Effect of stock options                      ---                120,453                (.01)
                                              -----------             ----------               -----
         Diluted                               $3,844,432              9,330,855               $ .41
                                               ==========              =========               -----


2002
         Basic                                 $2,180,716              9,030,160               $ .24
         Effect of stock options                      ---                 94,365                 ---
                                              -----------          -------------             -------
         Diluted                               $2,180,716              9,124,525               $ .24
                                              ===========              =========               -----




       The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price during the relevant period:

                                            For The Three Months
                                              Ended March 31,
                                          2003                2002
                                          ----                ----


Number of Options                       948,832             942,834
                                        =======             =======

4 -    Segment Information

       The Company evaluates the performance of the personal lines and commercial lines based upon underwriting results as determined under statutory accounting practices (SAP), which is used by management to measure performance for the total business of the Company. Financial data by segment is as follows:


                                                                     Three Months Ended March 31,
                                                                             2003                2002
                                                                             ----                ----

                                                                                  ($ in thousands)
Revenues:
       Premiums earned:
           Commercial lines                                            $     17,305         $     16,494
           Personal lines                                                    30,624               28,958
                                                                      -------------        -------------
                Total net premiums earned                                    47,929               45,452
                                                                      -------------        -------------
       Net investment income, net of investment expense                       3,365                3,730
       Realized investment gain (loss)                                         (131)                 127
       Other                                                                  1,022                  725
                                                                    ---------------      ---------------
Total revenues                                                           $   52,185     $         50,034
                                                                    ===============     ================

Income before income taxes:
    Underwriting income (loss)
       Commercial lines                                                $      2,347         $      1,130
       Personal lines                                                        (1,133)              (2,517)
                                                                     --------------       --------------
           SAP underwriting income (loss)                                     1,214               (1,387)
       GAAP adjustments                                                         157                  579
                                                                    ----------------     ---------------
           GAAP underwriting income (loss)                                    1,371               (  808)
    Net investment income, net of investment expense                          3,365                3,730
    Realized investment gain (loss)                                            (131)                 127
    Other                                                                       478                 (103)
                                                                    ---------------      ---------------
Income before income taxes                                             $       5,083        $      2,946
                                                                       =============        ============


5 -    Investments

       During the first quarter of 2002, the Company sold Halliburton Company bonds that had been classified as held to maturity due to significant deterioration in the issuer's credit worthiness. These bonds had an amortized cost of $488,901, and the sale resulted in a realized loss of $73,901. There were no other sales or transfers from the held to maturity portfolio.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

Results of Operations -Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

       Total revenues for the three months ended September 30, 2003 were $52,185,419, which were $2,151,373, or 4.3%, greater than the same period in 2002. Net premiums earned increased to $47,928,881, an increase of $2,476,621, or 5.4%, over the first quarter of 2002. Direct premiums written of the combined pool of Atlantic States and the Mutual Company increased $6,983,057, or 12.9%, in the first quarter of 2003 compared to the first quarter of 2002. A 3.0% increase in the direct written premiums of Southern accounted for a majority of the remaining change. The Company reported net realized investment losses of $130,480 in the first quarter of 2003, compared to net realized investment gains of $126,778 for the same period of 2002. The realized loss in 2003 included realized losses of $223,499 that resulted from changes in the market value of securities that were determined to be other than temporary. The realized gain in 2002 was net of realized losses of $60,078 that resulted from changes in the market value of securities that were determined to be other than temporary. Investment income was $3,364,518, a decrease of $365,786, or 9.8%, from the first quarter of 2002. An increase in average invested assets from $304.0 million in the first quarter of 2002 to $337.5 million in the first quarter of 2003 that was more than offset by a decrease in the annualized average return on investments from 4.9% in the first quarter of 2002 to 4.0% in the first quarter of 2003 accounted for the decrease in investment income.

       The GAAP combined ratio of insurance operations in the first quarter of 2003 was 97.2% compared to 101.8% for the same period in 2002. The GAAP combined ratio is the sum of the ratios of incurred losses and loss adjusting expenses to premiums earned (loss ratio), policyholders' dividends to premiums earned (dividend ratio) and underwriting expenses to premiums earned (expense ratio). The Company's loss ratio in the first quarter of 2003 was 66.5% compared to 68.9% in the first quarter of 2002. The commercial loss ratio decreased significantly to 52.5% in the first quarter of 2003 compared to 57.7% in the first quarter of 2002 with Workers' Compensation showing the largest improvement decreasing from 60.7% in the first quarter of 2002 to 50.9% in the first quarter of 2003. The personal lines loss ratio showed a modest improvement from 74.9% in the first quarter of 2002 to 74.1% in the first quarter of 2002. The Company's expense ratio for the first quarter of 2003 was 30.2% compared to 31.9% for the first quarter of 2002. The dividend ratio decreased to 0.5% for the first quarter of 2003 compared to 1.0% in the first quarter of 2002 because of more stringent qualification standards.

       Federal income taxes for the first quarter of 2003 represented 24.4% of income before income taxes compared to 26.0% for the same period of 2002. The decrease in the effective tax rate was due to an increase in tax-exempt investment income.

Liquidity and Capital Resources

       The Company generates sufficient funds from its operations and maintains a high degree of liquidity in its investment portfolio. The primary source of funds to meet the demands of claim settlements and operating expenses are premium collections, investment income and maturing investments. The Company had no significant commitments for capital expenditures as of March 31, 2003.

       In investing funds made available from operations, the Company maintains securities maturities consistent with its projected cash needs for the payment of claims and expenses. The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

       As of March 31, 2003, under a credit agreement dated December 29, 1995, and amended as of July 27, 1998, with Fleet National Bank of Connecticut ("the Bank"), the Company had unsecured borrowings of $19.8 million. Per the terms of the credit agreement, the Company may borrow up to $24 million at interest rates equal to the Bank's then current prime rate or the then current London interbank eurodollar bank rate plus 1.70%. At March 31, 2003, the interest rate on the outstanding balances was 3.05% on outstanding eurodollar balances of $19.8 million. In addition, the Company pays a non-use fee at a rate of 3/10 of 1% per annum on the average daily unused portion of the Bank's commitment. Each July 27th the credit line is reduced by $8 million and is currently $24 million. Any outstanding loan in excess of the remaining credit line, after such reduction, will then be payable.

       The Company's principal source of cash with which to pay stockholder dividends is dividends from Atlantic States and Southern. Atlantic States and Southern are required by law to maintain certain minimum surplus on a statutory basis, and are subject to regulations under which payment of dividends from statutory surplus is restricted and may require prior approval of their domiciliary insurance regulatory authorities. Atlantic States and Southern are subject to Risk-Based Capital (RBC) requirements. At December 31, 2002 each Atlantic States' and Southern's capital was substantially above the RBC requirements. In 2003 amounts available for distribution as dividends to the Company without prior approval of their domiciliary insurance regulatory authorities were $10,646,804 from Atlantic States and $2,493,398 from Southern.

Credit Risk

       The Company provides property and liability insurance coverages through independent insurance agencies located throughout its operating area. The majority of this business is billed directly to the insured, although a portion of the Company's commercial business is billed through its agents who are extended credit in the normal course of business.

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



Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

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

       The Company has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 2002 to March 31, 2003. In addition, the Company has maintained approximately the same investment mix during this period.

       There have been no material changes to the Company's quantitative or qualitative market risk exposure from December 31, 2002 through March 31, 2003.

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

                           Part II. Other Information



   Item 1.Legal Proceedings.

                    None.

   Item 2.Changes in Securities and Use of Proceeds.

                    None.

   Item 3.Defaults upon Senior Securities.

                    None.

   Item 4.Submission of Matters to a Vote of Security Holders.


                  Annual Stockholders meeting held April 17, 2003.

                  Directors elected at meeting:
                           Donald H. Nikolaus
                                   Votes for                  3,238,525
                                   Votes withheld                20,099


   Item 5.    Other Information.

              None.


   Item 6.Exhibits and Reports on Form 8-K.

(a)      Exhibits

                       Exhibit No.                              Description

                        Exhibit 99.1 Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Title 18 of the United States Code


                        Exhibit 99.2 Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Title 18 of the United States Code


(b) Reports on Form 8-K:

                        On April 16, 2003, the Company filed a report on form 8-K including as an exhibit the Company's first quarter 2003 earnings press release.

                                   Signatures


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                               DONEGAL GROUP INC.


   May        , 2003                    By:____________________________________
                                           Donald H. Nikolaus, President
                                           and Chief Executive Officer




   May        , 2003                    By:____________________________________
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



Date:  May      , 2003
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


Date:  May      , 2003

                               -------------------------------------------------
                               Ralph G. Spontak
                               Senior Vice President and Chief Financial Officer