Form 10-Q
period 2003-06-30
DONEGAL GROUP INC
filed 2003-08-14
CIK 800457

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

 (Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                                 (717) 426-1931
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,303,749 shares of Class A Common Stock, $0.01 par value, and 3,000,119 shares of Class B Common Stock, $0.01 par value, outstanding on July 31, 2003.

                                           Part 1. Financial Information
Item 1.  Financial Statements.

                                        DONEGAL GROUP INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS

                                                                          JUNE 30, 2003               DEC. 31, 2002
                                                                          -------------               -------------
                                                                           UNAUDITED)
ASSETS
Investments
   Fixed maturities
      Held to maturity, at amortized cost                                 $106,780,904                $ 86,701,556
      Available for sale, at market value                                  186,684,612                 194,731,660
   Equity securities, available for sale, at market                         22,638,130                  21,836,460
   Short-term investments, at cost, which
      approximates market                                                   45,352,263                  29,029,418
                                                                        --------------                ------------
         Total investments                                                 361,455,909                 332,299,094
Cash                                                                         2,325,997                   1,124,604
Accrued investment income                                                    3,598,588                   3,815,449
Premiums receivable                                                         29,153,913                  26,286,482
Reinsurance receivable                                                      78,865,210                  83,207,272
Deferred policy acquisition costs                                           15,520,953                  14,567,070
Federal income tax receivable                                                  227,921                        --
Deferred federal income taxes                                                6,510,732                   6,955,707
Prepaid reinsurance premiums                                                31,803,291                  27,853,996
Property and equipment, net                                                  4,263,789                   4,430,394
Accounts receivable-- securities                                                  --                       146,507
Due from affiliate                                                           1,776,477                        --
Other                                                                          930,174                     531,589
                                                                        --------------                ------------
         Total assets                                                     $536,432,954                $501,218,164
                                                                        ==============                ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Losses and loss expenses                                               $209,649,451                $210,691,752
   Unearned premiums                                                       132,113,381                 121,002,447
   Accrued expenses                                                          6,195,006                   6,583,825
   Reinsurance balances payable                                              1,460,688                   1,100,443
   Federal income taxes payable                                                   --                       357,547
   Cash dividend declared to stockholders                                         --                       887,315
   Borrowings under line of credit                                          12,800,000                  19,800,000
   Subordinate debt                                                         15,000,000                        --
   Accounts payable-- securities                                             9,009,113                   2,121,619
   Due to affiliate                                                          4,441,311                   4,080,415
   Other                                                                     1,892,204                   1,409,951
                                                                        --------------                ------------
         Total liabilities                                                 392,561,154                 368,035,314
                                                                        --------------                ------------

STOCKHOLDERS' EQUITY
   Preferred stock, $1.00 par value, authorized
          2,000,000 shares; none issued
   Class  A common stock, $.01 par value, authorized
          30,000,000 shares, issued 6,369,829 and 6,269,093
          shares and outstanding 6,288,305 and 6,187,569 shares                 63,698                      62,691
   Class B common stock, $.01 par value, authorized
          10,000,000 shares, issued 3,037,549 and 3,024,742
          shares and outstanding 2,996,787 and 2,983,980 shares                 30,375                      30,247
   Additional paid-in capital                                               62,748,296                  60,651,751
   Accumulated other comprehensive income                                    6,321,664                   4,911,953
   Retained earnings                                                        75,599,515                  68,417,956
   Treasury stock                                                             (891,748)                   (891,748)
                                                                        --------------                ------------
         Total stockholders' equity                                        143,871,800                 133,182,850
                                                                        --------------                ------------
         Total liabilities and stockholders' equity                       $536,432,954                $501,218,164
                                                                        ==============                ============

          See accompanying notes to consolidated financial statements.


                                        DONEGAL GROUP INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (Unaudited)


                                                                                SIX MONTHS ENDED JUNE 30,
                                                                          2003                            2002
                                                                     ------------                    ------------
REVENUES
   Net premiums earned                                               $ 96,362,570                    $ 91,562,772
   Investment income, net of investment expenses                        6,680,228                       7,440,586
   Realized investment gains                                               85,890                         187,259
   Lease income                                                           413,732                         389,086
   Service charge income                                                1,263,967                       1,191,146
   Other income                                                           205,850                             --
                                                                     ------------                    ------------
         Total revenues                                               105,012,237                     100,770,849
                                                                     ------------                    ------------
EXPENSES
   Net losses and loss expenses                                        61,508,981                    $ 63,433,588
   Amortization of deferred policy acquisition costs                   14,987,000                      14,730,000
   Other underwriting expenses                                         14,292,423                      13,301,150
   Policy dividends                                                       469,157                         571,366
   Interest                                                               521,531                         620,808
   Other expenses                                                         675,228                         713,577
                                                                     ------------                    ------------
         Total expenses                                                92,454,320                      93,370,489
                                                                     ------------                    ------------
Income before income taxes                                             12,557,917                       7,400,360
Income taxes                                                            3,444,532                       2,040,810
                                                                     ------------                    ------------
Net income                                                           $  9,113,385                    $  5,359,550
                                                                     ============                    ============
Earnings per common share

   Basic                                                             $       0.99                    $       0.59
                                                                     ============                    ============
   Diluted                                                           $       0.97                    $       0.59
                                                                     ============                    ============


                                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                    (Unaudited)

                                                                               SIX MONTHS ENDED JUNE 30,
                                                                          2003                            2002
                                                                       ----------                      ----------
Net income                                                             $9,113,385                      $5,359,550
Other comprehensive income, net of tax
   Unrealized gains on securities:
      Unrealized holding gain during the period,
         net of income tax                                              1,465,540                         461,111
      Reclassification adjustment, net of income tax                      (55,829)                       (123,591)
                                                                     ------------                    ------------
Other comprehensive income                                              1,409,711                         337,520
                                                                     ------------                    ------------
Comprehensive income                                                  $10,523,096                      $5,697,070
                                                                     ============                    ============

          See accompanying notes to consolidated financial statements.


                                        DONEGAL GROUP INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (Unaudited)

                                                                               THREE MONTHS ENDED JUNE 30,
                                                                           2003                            2002
                                                                       -----------                     -----------
REVENUES:
   Net premiums earned                                                 $48,433,689                     $46,110,512
   Investment income, net of investment expenses                         3,315,710                       3,710,282
   Realized investment gains                                               216,370                          60,481
   Lease income                                                            211,115                         194,124
   Service charge income                                                   649,934                         661,404
                                                                       -----------                     -----------
         Total revenues                                                 52,826,818                      50,736,803
                                                                       -----------                     -----------
EXPENSES:
   Net losses and loss expenses                                         29,658,466                     $32,136,019
   Amortization of deferred policy acquisition costs                     7,545,000                       7,345,000
   Other underwriting expenses                                           7,269,206                       6,188,900
   Policy dividends                                                        227,314                         105,187
   Interest                                                                306,790                         295,984
   Other expenses                                                          344,652                         211,154
                                                                       -----------                     -----------
         Total expenses                                                 45,351,428                      46,282,244
                                                                       -----------                     -----------
Income before income taxes                                               7,475,390                       4,454,559
Income taxes                                                             2,206,437                       1,275,725
                                                                       -----------                     -----------
Net income                                                             $ 5,268,953                     $ 3,178,834
                                                                       ===========                     ===========
Earnings per common share
   Basic                                                                     $0.57                           $0.35
                                                                       ===========                     ===========
   Diluted                                                                   $0.56                           $0.35
                                                                       ===========                     ===========


                                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                    (Unaudited)

                                                                                THREE MONTHS ENDED JUNE 30,
                                                                           2003                            2002
                                                                        ----------                      ----------
Net income                                                              $5,268,953                      $3,178,834
   Other comprehensive income, net of tax
      Unrealized gains on securities:
         Unrealized holding gain during the period,
            net of income tax                                            1,566,233                       1,704,527
         Reclassification adjustment, net of income tax                   (140,641)                        (39,918)
                                                                       -----------                     -----------
Other comprehensive income                                               1,425,592                       1,664,609
                                                                       -----------                     -----------
Comprehensive income                                                   $ 6,694,545                     $ 4,843,443
                                                                       ===========                     ===========


          See accompanying notes to consolidated financial statements.


                                         DONEGAL GROUP INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                    (Unaudited)
                                           SIX MONTHS ENDED JUNE 30, 2003




                                            CLASS A SHARES            CLASS B SHARES           CLASS A AMOUNT         CLASS B AMOUNT
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002                       6,269,093                 3,024,742                  $62,691                $30,247

Issuance of common stock                           100,736                    12,807                    1,007                    128

Net income

Cash dividends

Grant of stock options

Exercise of stock options

Other comprehensive income
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2003                           6,369,829                 3,037,549                  $63,698                $30,375
------------------------------------------------------------------------------------------------------------------------------------



                                                           ACCUMULATED
                                      ADDITIONAL                 OTHER                                                   TOTAL
                                         PAID-IN         COMPREHENSIVE           RETAINED         TREASURY       STOCKHOLDERS'
                                         CAPITAL                INCOME           EARNINGS            STOCK              EQUITY
-------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002           $60,651,751            $4,911,953        $68,417,956        $(891,748)        $133,182,850

Issuance of common stock               1,077,286                                                                      1,078,421

Net income                                                                      9,113,385                             9,113,385

Cash dividends                                                                   (990,218)                             (990,218)

Grant of stock options                   941,608                                 (941,608)                                   --

Exercise of stock options                 77,651                                                                         77,651

Other comprehensive income                                   1,409,711                                                1,409,711
-------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2003               $62,748,296            $6,321,664        $75,599,515        $(891,748)        $143,871,800
-------------------------------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements


                                        DONEGAL GROUP INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                               2003                      2002
                                                                           ------------              ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $  9,113,385              $  5,359,550
                                                                           ------------              ------------
   Adjustments to reconcile net income to net cash
         provided by operating activities:
      Depreciation and amortization                                             794,070                   584,401
      Realized investment gains                                                 (85,890)                 (187,259)
   Changes in assets and liabilities:
      Losses and loss expenses                                               (1,042,301)                8,205,016
      Unearned premiums                                                      11,110,934                 5,828,720
      Premiums receivable                                                    (2,867,431)               (3,865,747)
      Deferred policy acquisition costs                                        (953,883)               (1,326,400)
      Deferred income taxes                                                    (386,069)                 (367,290)
      Reinsurance receivable                                                  4,342,062                (1,934,709)
      Prepaid reinsurance premiums                                           (3,949,295)                2,575,972
      Accrued investment income                                                 216,861                   (20,126)
      Due to affiliate                                                       (1,415,581)               (4,146,558)
      Reinsurance balances payable                                              360,245                   234,413
      Current income taxes                                                     (585,468)                  758,054
      Accrued expenses                                                         (388,819)               (1,349,560)
      Other, net                                                                 83,668                   547,960
                                                                           ------------              ------------
         Net adjustments                                                      5,233,103                 5,536,887
                                                                           ------------              ------------
      Net cash provided by operating activities                              14,346,488                10,896,437
                                                                           ------------              ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed maturities
      Held to maturity                                                      (24,963,165)              (12,342,915)
      Available for sale                                                    (42,998,272)              (30,890,279)
   Purchase of equity securities, available for sale                         (8,240,320)               (4,322,178)
   Maturity of fixed maturities
      Held to maturity                                                       10,692,008                18,076,142
      Available for sale                                                     49,017,841                22,759,398
   Sale of fixed maturities
      Held to maturity                                                              --                    415,000
      Available for sale                                                      4,297,187                   461,965
   Sale of equity securities, available for sale                              8,261,206                 1,886,265
   Net purchase of property and equipment                                      (167,274)                 (455,334)
   Net sale (purchase) of short-term investments                            (16,322,845)                  167,626
                                                                           ------------              ------------
         Net cash used in investing activities                              (20,423,634)               (4,244,310)
                                                                           ------------              ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividends paid                                                       (1,877,533)               (1,746,744)
   Issuance of common stock                                                   1,156,072                   701,428
   Issuance of subordinate debt                                              15,000,000                       --
   Line of credit, net                                                       (7,000,000)               (7,800,000)
                                                                           ------------              ------------
         Net cash provided by (used in) financing activities                  7,278,539                (8,845,316)
                                                                           ------------              ------------
Net increase (decrease) in cash                                               1,201,393                (2,193,189)
Cash at beginning of period                                                   1,124,604                 4,075,288
                                                                           ------------              ------------
Cash at end of period                                                      $  2,325,997              $  1,882,099
                                                                           ============              ============
Cash paid during period--Interest                                          $    368,581              $     97,093
Net cash paid during period--Taxes                                         $  4,330,000              $  1,640,000

          See accompanying notes to consolidated financial statements.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                                   (UNAUDITED)
               SUMMARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 -    ORGANIZATION

       Donegal Group Inc. (the "Company") was organized as a regional insurance holding company by Donegal Mutual Insurance Company (the "Mutual Company") on August 26, 1986 and operates in the Mid-Atlantic and Southern states through its wholly owned insurance subsidiaries, Atlantic States Insurance Company ("Atlantic States") and Southern Insurance Company of Virginia ("Southern") (collectively, the "Insurance Subsidiaries"). The Company has three operating segments: the investment function, the personal lines of insurance and the commercial lines of insurance. Products offered in the personal lines of insurance consist primarily of homeowners and private passenger automobile policies. Products offered in the commercial lines of insurance consist primarily of commercial automobile, commercial multiple peril and workers' compensation policies. The Insurance Subsidiaries are subject to regulation by Insurance Departments in those states in which they operate and undergo periodic examinations by those departments. The Insurance Subsidiaries are also subject to competition from other insurance companies in their operating areas. Atlantic States participates in an inter-company pooling arrangement with the Mutual Company and assumes 70% of the pooled business. At June 30, 2003, the Mutual Company held approximately 66% of the outstanding Class A and approximately 62% of the outstanding Class B common stock of the Company.

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

       As of June 30, 2003 the Company owns 47.5% of the outstanding stock of Donegal Financial Services Corporation ("DFSC"), a thrift holding company, which it acquired for $3,042,000 in cash during 2000 and $3,500,000 of cash in June of 2003. The remaining 52.5% of the outstanding stock of DFSC is owned by the Mutual Company.

       The Company has streamlined its corporate structure by merging a number of its subsidiaries. Delaware Atlantic Insurance Company ("Delaware"), Pioneer Insurance Company, New York, ("Pioneer-New York") and Pioneer Insurance Company, Ohio ("Pioneer-Ohio"), previously wholly owned subsidiaries, were merged into Atlantic States on August 1, 2001, September 30, 2001 and May 8, 2002, respectively. Southern Heritage Insurance Company ("Southern Heritage"), previously a wholly owned subsidiary, was merged into Southern on April 30, 2002. The mergers were accounted for as reorganizations of entities under common control as they were all within the consolidated group. The mergers had no financial impact on the consolidated entity.

       Southern has (and Delaware, Pioneer-Ohio, Southern Heritage and Pioneer-New York had prior to their mergers) an agreement with the Mutual Company under which it cedes, and then reassumes back, 100% of its business net of reinsurance. The primary purpose of these agreements is to assist Southern and the former subsidiaries in maintaining the same A. M. Best rating (currently "A") as the Mutual Company. These agreements do not transfer insurance risk. While these subsidiaries ceded and reassumed amounts received from policyholders of $23,178,704 and $25,183,072 and claims of $14,632,880 and $15,270,392 under these agreements in the six months ended June 30, 2003 and 2002, respectively, the amounts are not reflected in the consolidated financial statements. The aggregate liabilities ceded and reassumed under these agreements were $44,167,212 and $43,541,766 at June 30, 2003 and December 31, 2002,
respectively.

     2 - BASIS OF PRESENTATION

       The financial information for the interim periods included herein are unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, that, in the opinion of management, are necessary to a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods included herein. The Company's results of operations for the six months ended June 30, 2003 are not necessarily indicative of its results of operations for the twelve months ending December 31, 2003.

       These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002

3 -    EARNINGS PER SHARE

       The computation of basic and diluted earnings per share is as follows:

                                                                   WEIGHTED
                                                                   AVERAGE             EARNINGS
                                                NET                 SHARES                PER
                                              INCOME              OUTSTANDING            SHARE
                                            ----------            -----------          ---------
THREE MONTHS ENDED JUNE 30:

2003
         Basic                               $5,268,953             9,269,029              $ .57
         Effect of stock options                    ---               155,021               (.01)
                                             ----------             ---------              -----
         Diluted                             $5,268,953             9,424,050              $ .56
                                             ==========             =========              -----


2002
         Basic                               $3,178,834             9,059,477              $ .35
         Effect of stock options                    ---               116,252               ---
                                             ----------             ---------              -----
         Diluted                             $3,178,834             9,175,729              $ .35
                                             ==========             =========              -----

SIX MONTHS ENDED JUNE 30:

2003
         Basic                               $9,113,385             9,239,878              $ .99
         Effect of stock options                    ---               137,736               (.02)
                                             ----------             ---------              -----
         Diluted                             $9,113,385             9,377,614              $ .97
                                             ==========             =========              -----


2002
         Basic                               $5,359,550             9,044,899              $ .59
         Effect of stock options                    ---               105,309                ---
                                             ----------             ---------              -----
         Diluted                             $5,359,550             9,150,208              $ .59
                                            ===========             =========              -----

       The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price during the relevant period:

                                  FOR THE THREE MONTHS                       FOR THE SIX MONTHS
                                     ENDED JUNE 30,                            ENDED JUNE 30,
                             ------------------------------         --------------------------------
                               2003                   2002             2003                   2002
                            ---------               -------         ---------               --------

Number of Options           1,117,500               941,501         1,117,500                941,501
                            =========               =======         =========               ========

4 -    SEGMENT INFORMATION

       The Company evaluates the performance of the personal lines and commercial lines based upon underwriting results as determined under statutory accounting practices (SAP), which is used by management to measure performance for the total business of the Company. Financial data by segment is as follows:

                                                                           THREE MONTHS ENDED JUNE 30,
                                                                             2003                2002
                                                                       ------------          -----------
                                                                               ($ in thousands)
Revenues:
       Premiums earned:
           Commercial lines                                            $     17,338          $    16,278
           Personal lines                                                    31,096               29,833
                                                                       ------------          -----------
                Total net premiums earned                                    48,434               46,111
                                                                       ------------          -----------
       Net investment income, net of investment expense                       3,316                3,710
       Realized investment gain                                                 216                   60
       Other                                                                    861                  856
                                                                       ------------          -----------
Total revenues                                                         $     52,827          $    50,737
                                                                       ============          ===========
Income before income taxes:
    Underwriting income (loss)
       Commercial lines                                                $      1,902          $     1,475
       Personal lines                                                         1,329               (1,656)
                                                                       ------------          -----------
           SAP underwriting income (loss)                                     3,231                 (181)
       GAAP adjustments                                                         503                  517
                                                                       ------------          -----------
           GAAP underwriting income                                           3,734                  336
    Net investment income, net of investment expense                          3,316                3,710
    Realized investment gain                                                    216                   60
    Other                                                                       209                  349
                                                                       ------------          -----------
Income before income taxes                                             $      7,475          $     4,455
                                                                       ============          ===========


                                                                           SIX MONTHS ENDED JUNE 30,
                                                                             2003                2002
                                                                       ------------          -----------
                                                                                ($ in thousands)
Revenues:
       Premiums earned:
           Commercial lines                                            $     34,643          $    32,772
           Personal lines                                                    61,720               58,791
                                                                       ------------          -----------
                Total net premiums earned                                    96,363               91,563
                                                                       ------------          -----------
       Net investment income, net of investment expense                       6,680                7,441
       Realized investment gain                                                  86                  187
       Other                                                                  1,883                1,580
                                                                       ------------          -----------
Total revenues                                                         $    105,012          $   100,771
                                                                       ============          ===========
Income before income taxes:
    Underwriting income (loss)
       Commercial lines                                                $      4,255          $     2,604
       Personal lines                                                           191               (4,173)
                                                                       ------------          -----------
           SAP underwriting income (loss)                                     4,446               (1,569)
       GAAP adjustments                                                         659                1,095
                                                                       ------------          -----------
           GAAP underwriting income (loss)                                    5,105                 (474)
    Net investment income, net of investment expense                          6,680                7,441
    Realized investment gain                                                     86                  187
    Other                                                                       687                  246
                                                                       ------------          -----------
Income before income taxes                                             $     12,558          $     7,400
                                                                       ============          ===========

5-     SUBORDINATE DEBT

       On May 15, 2003 the Company received $15,000,000 as proceeds from the issuance of a floating rate junior subordinate debenture. The debenture matures on May 15, 2033 and is callable by the Company, at par, after five years. The debenture carries an interest rate equal to the three-month LIBOR rate plus 4.10% and is adjustable quarterly. At June 30, 2003 the interest rate on this debenture was 5.41%, which rate will first be subject to adjustment on August 15, 2003.

6-          STOCK-BASED COMPENSATION PLANS


       The Company accounts for Stock-based compensation plans under the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. During 2001 the company adopted an Equity Incentive Plan for key employees that made 1,500,000 shares of Class A common stock available. The plan provides for the granting of awards by the Board of Directors in the form of stock options, stock appreciation rights, restricted stock or any combination of the above. During 2001 the Company also adopted an Equity incentive plan for Directors that made 200,000 shares of Class A common stock available. Awards may be made in the form of stock options, and the plan additionally provides for the issuance of 175 shares of restricted stock to each director on the first business day of January in each year. No stock-based employee compensation is reflected in income, except for expense associated with restricted stock issued, as all options granted under those plans had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the provisions of statement of Financial Accounting Standards (SFAS) No. 123 (as amended by SFAS No. 148), "Accounting for Stock-Based Compensation."


                                                         FOR THE THREE MONTHS                   FOR THE SIX MONTHS
                                                             ENDED JUNE 30,                       ENDED JUNE 30,
                                                       2003              2002                 2003             2002
                                                     --------          --------             --------         --------
                                                                     (in thousands, except per share data)

Net income, as reported                              $ 5,269           $  3,179             $ 9,113           $ 5,360

Less:
        Total stock-based
          employee compensation
          expense determined
          under fair value
          based method for
          all awards, net of
          related tax effects                            (91)               (50)               (104)             (123)
                                                     -------           ---------            -------           -------
Pro form net income                                  $ 5,178           $  3,129             $ 9,009           $ 5,237
                                                     =======           ========             =======           =======
Basic earnings
  per share:
             As reported                             $   .57           $   .35              $   .99          $   .59
             Pro forma                               $   .56           $   .35              $   .98          $   .58

Diluted earnings
  per share:
             As reported                             $   .56           $   .35              $   .97          $   .59
             Pro forma                               $   .55           $   .34              $   .96          $   .57


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS -THREE MONTHS ENDED JUNE 30, 2003 COMPARED
TO THREE MONTHS ENDED JUNE 30, 2002

       Total revenues for the three months ended June 30, 2003 were $52,826,818, which were $2,090,015, or 4.1%, greater than the same period in 2002. Net premiums earned increased to $48,433,689, an increase of $2,323,177, or 5.0%, over the second quarter of 2002. Direct premiums written of the combined pool of Atlantic States and the Mutual Company increased $3,877,494, or 6.3%, in the second quarter of 2003 compared to the second quarter of 2002. A 4.9% decrease in the direct written premiums of Southern accounted for a majority of the remaining change in premiums. The Company reported net realized investment gains of $216,370 in the second quarter of 2003, compared to net realized investment gains of $60,481 for the same period of 2002. The realized gain in 2003 was net of realized losses of $14,225 that resulted from changes in the market value of securities that were determined to be other than temporary. The realized gain in 2002 was net of realized losses of $92,440 that resulted from changes in the market value of securities that were determined to be other than temporary. Investment income was $3,315,710, a decrease of $394,572, or 10.6%, from the second quarter of 2002. An increase in average invested assets from $306.3 million in the second quarter of 2002 to $352.0 million in the second quarter of 2003 was more than offset by a decrease in the annualized average return on investments from 4.8% in the second quarter of 2002 to 3.8% in the second quarter of 2003, accounting for the decrease in investment income.

       The GAAP combined ratio of insurance operations in the second quarter of 2003 was 92.3% compared to 99.3% for the same period in 2002. The GAAP combined ratio is the sum of the ratios of incurred losses and loss adjusting expenses to premiums earned (loss ratio), policyholders' dividends to premiums earned (dividend ratio) and underwriting expenses to premiums earned (expense ratio). The Company's loss ratio in the second quarter of 2003 was 61.2% compared to 69.7% in the second quarter of 2002. The commercial loss ratio decreased significantly to 57.2% in the second quarter of 2003 compared to 62.7% in the second quarter of 2002 with Commercial Multi-peril showing the largest improvement decreasing from 53.6% in the second quarter of 2002 to 41.0% in the second quarter of 2003. The personal lines loss ratio showed an improvement going from 74.0% in the second quarter of 2002 to 63.2% in the second quarter of 2003. The Company's expense ratio for the second quarter of 2003 was 30.6% compared to 29.4% for the second quarter of 2002. The dividend ratio increased slightly to 0.5% for the second quarter of 2003 compared to 0.2% in the second quarter of 2002.

       Federal income taxes for the second quarter of 2003 represented 29.5% of income before income taxes compared to 28.6% for the same period of 2002. The increase in the effective tax rate was due to tax-exempt investment income representing a smaller portion of income before taxes in 2003 compared to 2002.


RESULTS OF OPERATIONS -SIX MONTHS ENDED JUNE 30, 2003 COMPARED
TO SIX MONTHS ENDED JUNE 30, 2002

       Total revenues for the six months ended June 30, 2003 were $105,012,237, which were $4,241,388, or 4.2%, greater than the same period in 2002. Net premiums earned increased to $96,362,570, an increase of $4,799,798, or 5.2%, over the first six months of 2002. The premiums written of the combined pool of Atlantic States and the Mutual Company increased $10,860,551, or 9.4%, in the first half of 2003 compared to the first half of 2002. A 1.0% decrease in the direct written premiums of Southern accounted for a majority of the remaining change in premiums. The Company reported net realized investment gains of $85,890 in the first six months of 2003, compared to net realized investment gains of $187,259 for the same period of 2002. The realized gain in 2003 was net of realized losses of $267,724 that resulted from changes in the market value of securities that were determined to be other than temporary. The realized gain in 2002 was net of realized losses of $152,518 that resulted from changes in the market value of securities that were determined to be other than temporary. Investment income was $6,680,228, a decrease of $760,358, or 10.2%, from the first six months of 2002. An increase in average invested assets from $302.9 million in the first half of 2002 to $346.9 million in the first half of 2003 was more than offset by a decrease in the annualized average return on investments from 4.9% in the first six months of 2002 to 3.9% in the first half of 2003, accounting for the decrease in investment income.

       The GAAP combined ratio of insurance operations in the six months ended June 30, 2003 was 94.7% compared to 100.5% for the same period in 2002. The GAAP combined ratio is the sum of the ratios of incurred losses and loss adjusting expenses to premiums earned (loss ratio), policyholders' dividends to premiums earned (dividend ratio) and underwriting expenses to premiums earned (expense ratio). The Company's loss ratio in the first half of 2003 was 63.8% compared to 69.3% in the first half of 2002. The commercial loss ratio decreased significantly to 54.9% in the first six months of 2003 compared to 60.2% in the first half of 2002 with Commercial Multi-peril showing the largest improvement decreasing from 57.4% in the first six months of 2002 to 49.1% in the first six months of 2003. The personal lines loss ratio showed an improvement going from 74.5% in the first half of 2002 to 68.7% in the first half of 2003. The Company's expense ratio for the first six months of 2003 was 30.4% compared to

30.6% for the first six months of 2002. The dividend ratio decreased slightly to 0.5% for the first two quarters of 2003 compared to 0.6% in the first two quarters of 2002.

       Federal income taxes for the first half of 2003 represented 27.4% of income before income taxes compared to 27.6% for the same period of 2002.

LIQUIDITY AND CAPITAL RESOURCES

       The Company generates sufficient funds from its operations and maintains a high degree of liquidity in its investment portfolio. The primary source of funds to meet the demands of claim settlements and operating expenses are premium collections, investment income and maturing investments. The Company had no significant commitments for capital expenditures as of June 30, 2003.

       In investing funds made available from operations, the Company maintains securities maturities consistent with its projected cash needs for the payment of claims and expenses. The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

       On May 15, 2003 the Company received $15,000,000 as proceeds from the issuance of a floating rate junior subordinate debenture. The debenture matures on May 15, 2033 and is callable by the Company, at par, after five years. The debenture carries an interest rate equal to the three-month LIBOR rate plus 4.10% and is adjustable quarterly. At June 30, 2003 the interest rate on this debenture was 5.41%, which rate will first be subject to adjustment on August 15, 2003.

       As of June 30, 2003, under a credit agreement dated December 29, 1995, and amended as of July 27, 1998, with Fleet National Bank of Connecticut ("the Bank"), the Company had unsecured borrowings of $12.8 million. Per the terms of the credit agreement, the Company may borrow up to $24 million at interest rates equal to the Bank's then current prime rate or the then current London interbank eurodollar bank rate plus 1.70%. At June 30, 2003, the interest rate on the outstanding balances was 2.97% on an outstanding eurodollar balances of $4.8 million and 2.69% on an outstanding eurodollar balances of $8.0 million. In addition, the Company pays a non-use fee at a rate of 3/10 of 1% per annum on the average daily unused portion of the Bank's commitment. Each July 27th the credit line is reduced by $8 million and is $24 million as of June 30, 2003. Any outstanding loan in excess of the remaining credit line, after such reduction, will then be payable.

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

       The Company has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 2002 to June 30, 2003. In addition, the Company has maintained approximately the same investment mix during this period.

       There have been no material changes to the Company's quantitative or qualitative market risk exposure from December 31, 2002 through June 30, 2003.


ITEM 4.      CONTROL AND PROCEDURES

         The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company (including the Company's consolidated subsidiaries) in the Company's periodic filings with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There has been no change in the Company's internal control over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

        NONE.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     In April 2003, the Company formed a wholly owned Connecticut statutory trust, DGI Statutory Trust I (the "Trust"), which issued $15 million aggregate principal amount of trust preferred securities on May 15, 2003. The Company owns all of the $464,000 aggregate principal amount of the common securities of the Trust. The proceeds from the issuance of the common securities and the trust preferred securities were used by the Trust to purchase $15.464 million of floating rate junior subordinated deferrable interest debentures of the Company, which pay interest at a floating rate adjustable quarterly equal to the three-month LIBOR plus 410 basis points. The interest rate for the initial period ending August 15, 2003 is 5.41125%. Prior to May 15, 2008, the interest rate may not exceed 12.5%. The proceeds are being used by the Company for working capital purposes, including potential acquisitions and to support the growth of the Company's insurance subsidiaries.

     The trust preferred securities accrue and pay quarterly distributions based on the liquidation value of $1,000 per capital security at a floating rate adjustable quarterly equal to the three-month LIBOR plus 410 basis points. The rate for determining distributions during the initial period ending August 15, 2003 is 5.41125%. Prior to May 15, 2008, the rate for determining distributions may not exceed 12.5%. The Company has entered into contractual arrangements which, taken collectively, constitute a full and unconditional guarantee on a subordinated basis by the Company of the obligations of the Trust under the trust preferred securities. The Company's guarantee, however, does not apply if the Company does not make payments on the debentures and, as a result, the Trust does not have sufficient funds to make payments. The debentures represent the sole asset of the Trust.

     The trust preferred securities are redeemable upon maturity of the debentures on May 15, 2033, or upon earlier redemption of the debentures as provided in the indenture. The Company has the right to redeem the debentures purchased by the Trust in whole or in part, on or after May 15, 2008. As specified in the indenture, if the debentures are redeemed on or after May 15, 2008 and prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. In addition, the Company may redeem, at any time (and possibly before May 15, 2008), within 120 days following the occurrence of a change in banking, tax, investment company or other laws or regulations that results in specified changes in the treatment of the trust preferred securities for tax or regulatory capital purposes or under the Investment Company Act of 1940. If the debentures are redeemed prior to May 15, 2008, the redemption price will be equal to 107.5% of the principal amount plus any accrued and unpaid interest.

     FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc. served as placement agents in connection with the issuance of the trust preferred securities and debentures and each were compensated $225,000 for their services. Since the trust preferred securities and debentures were issued to institutional investors, the securities were exempt from registration under Rule 506 of the Securities Act of 1933.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        NONE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


            Annual Stockholders meeting held April 17, 2003.

            Directors elected at meeting:
                     Donald H. Nikolaus
                             Votes for                  3,238,525
                             Votes withheld                20,099


ITEM 5. OTHER INFORMATION.

        NONE.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits

                        Exhibit No.                      Description
                        -----------                      -----------

                        Exhibit 10 (DD) Amended and Restated Declaration
                                        of Trust of DGI Statutory Trust I dated
                                        May 15, 2003 by and among Donegal Group
                                        Inc., as sponsor, U.S. Bank National
                                        Association, as institutional trustee,
                                        and Jeffrey D. Miller, Ralph G. Spontak
                                        and Daniel J. Wagner, as administrators

                        Exhibit 10(EE)  Guarantee Agreement dated May 15,
                                        2003 by and between Donegal Group Inc.,
                                        as guarantor, and U.S. Bank National
                                        Association, as guarantee trustee

                        Exhibit 10(FF)  Indenture dated May 15, 2003
                                        between Donegal Group Inc., as issuer,
                                        and U.S. Bank National Association, as
                                        debenture trustee

                        Exhibit 10(GG)  Placement Agreement dated April
                                        25, 2003, among Donegal Group Inc. and
                                        its financing subsidiary, DGI Statutory
                                        Trust I, together as offerors, and FTN
                                        Financial Capital Markets and Keefe,
                                        Bruyette & Woods, Inc., as placement
                                        agents

                        Exhibit 10(HH)  Subscription Agreement dated May
                                        15, 2003 among Donegal Group Inc. and
                                        DGI Statutory Trust I, together as
                                        offerors, and I-Preferred Term
                                        Securities II, Ltd., as purchaser

                        Exhibit 31.1    Certification of Chief Executive Officer

                        Exhibit 31.2    Certification of Chief Financial Officer

                        Exhibit 32.1 Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Title 18 of the United States Code

                        Exhibit 32.2 Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Title 18 of the United States Code

(b)      Reports on Form 8-K:

                  On April 16, 2003, the Company filed a report on form 8-K including as an exhibit the Company's first quarter 2003 earnings press release.

                  On July 22, 2003, the Company filed a report on form 8-K including as an exhibit the Company's second quarter 2003 earnings press release.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      DONEGAL GROUP INC.


AUGUST  , 2003                        BY:_______________________________________
                                             Donald H. Nikolaus, President
                                             and Chief Executive Officer




AUGUST  , 2003                        BY:_______________________________________
                                        Ralph G. Spontak, Senior Vice President,
                                         Chief Financial Officer and Secretary