Form 10-Q
period 2003-09-30
DONEGAL GROUP INC
filed 2003-10-31
CIK 800457

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

 (Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended September 30, 2003

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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,333,795 shares of Class A Common Stock, $0.01 par value, and 3,011,049 shares of Class B Common Stock, $0.01 par value, outstanding on October 30, 2003.

                Part 1. Financial Information

Item 1.  Financial Statements.

                       Donegal Group Inc. and Subsidiaries
                           Consolidated Balance Sheets


                                                                     September 30, 2003             December 31, 2002
                                                                     ------------------             -----------------
                                                                         (Unaudited)

Assets

Investments
      Fixed maturities
          Held to maturity, at amortized cost                         $ 113,746,157                  $ 86,701,556
          Available for sale, at market value                           178,898,282                   194,731,660
      Equity securities, available for sale, at market                   24,955,565                    21,836,460
      Short-term investments, at cost, which
          approximates market                                            40,719,827                    29,029,418
                                                                      -------------                  ------------
              Total investments                                         358,319,831                   332,299,094
Cash                                                                      4,953,416                     1,124,604
Accrued investment income                                                 3,552,475                     3,815,449
Premiums receivable                                                      28,618,329                    26,286,482
Reinsurance receivable                                                   82,776,225                    83,207,272
Deferred policy acquisition costs                                        16,223,275                    14,567,070
Federal income tax receivable                                               867,226                             -
Deferred federal income taxes                                             7,102,419                     6,955,707
Prepaid reinsurance premiums                                             31,929,612                    27,853,996
Property and equipment, net                                               4,193,920                     4,430,394
Accounts receivable - securities                                                  -                       146,507
Due from affiliate                                                        1,987,655                             -
Other                                                                     1,073,673                       531,589
                                                                      -------------                 -------------
              Total assets                                            $ 541,598,056                 $ 501,218,164
                                                                      =============                 =============

Liabilities and Stockholders' Equity

Liabilities
      Losses and loss expenses                                        $ 216,652,733                 $ 210,691,752
      Unearned premiums                                                 135,529,373                   121,002,447
      Accrued expenses                                                    6,668,348                     6,583,825
      Reinsurance balances payable                                        1,395,557                     1,100,443
      Federal income taxes payable                                                -                       357,547
      Cash dividend declared to stockholders                                      -                       887,315
      Borrowings under line of credit                                    12,800,000                    19,800,000
      Subordinated debentures                                            15,000,000                             -
      Accounts payable - securities                                       1,000,000                     2,121,619
      Due to affiliate                                                    4,441,311                     4,080,415
      Other                                                               1,711,291                     1,409,951
                                                                        -----------                   -----------
              Total liabilities                                         395,198,613                   368,035,314
                                                                        ===========                   ===========

Stockholders' Equity
      Preferred stock, $1.00 par value, authorized
          2,000,000 shares; none issued
      Class A common stock, $.01 par value, authorized
          30,000,000 shares, issued 6,403,342 and 6,269,093
          shares and outstanding 6,321,818 and 6,187,569 shares              64,034                        62,691
      Class B common stock, $.01 par value, authorized
          10,000,000 shares, issued 3,051,811 and 3,024,742
          shares and outstanding 3,011,049 and 2,983,980 shares              30,518                        30,247
      Additional paid-in capital                                         63,288,003                    60,651,751
      Accumulated other comprehensive income                              5,328,261                     4,911,953
      Retained earnings                                                  78,580,375                    68,417,956
      Treasury stock                                                       (891,748)                     (891,748)
                                                                      -------------                 -------------
              Total stockholders' equity                                146,399,443                   133,182,850
                                                                      -------------                 -------------
              Total liabilities and stockholders' equity              $ 541,598,056                 $ 501,218,164
                                                                      =============                 =============



          See accompanying notes to consolidated financial statements.

                       Donegal Group Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)


                                                                                 Nine Months Ended September 30,

                                                                                 2003                      2002
                                                                                 -----                    -----

Revenues:
      Net premiums earned                                                     $ 146,082,154                   $ 138,355,520
      Investment income, net of investment expenses                              10,006,831                      11,063,848
      Realized investment gains (losses)                                            494,763                         (13,931)
      Lease income                                                                  628,749                         589,660
      Service charge income                                                       1,879,643                       1,861,169
      Other income                                                                  205,850                               -
                                                                              -------------                    ------------
           Total revenues                                                       159,297,990                     151,856,266
                                                                              -------------                    ------------



Expenses:
      Net losses and loss expenses                                               94,268,337                      95,857,481
      Amortization of deferred policy acquisition costs                          22,861,000                      22,095,000
      Other underwriting expenses                                                21,531,514                      19,812,982
      Policy dividends                                                              711,160                         851,741
      Interest                                                                      879,496                         870,079
      Other expenses                                                                985,478                         872,160
                                                                              -------------                     -----------
           Total expenses                                                       141,236,985                     140,359,443
                                                                              -------------                     -----------

Income before income taxes                                                       18,061,005                      11,496,823
Income taxes                                                                      4,946,235                       3,121,597

Net income                                                                     $ 13,114,770                     $ 8,375,226
                                                                               ============                     ===========

Earnings per common share
      Basic                                                                          $ 1.42                          $ 0.92
                                                                               ============                     ===========
      Diluted                                                                        $ 1.37                          $ 0.91
                                                                               ============                     ===========





           Consolidated Statements of Comprehensive Income
                                   (Unaudited)



                                                                                Nine Months Ended September 30,

                                                                                2003                       2002
                                                                                -----                     -----

Net income                                                                     $ 13,114,770                     $ 8,375,226

Other comprehensive income, net of tax

      Unrealized gains on securities:
           Unrealized holding gain during the period,
               net of income tax                                                    737,904                       2,307,524
           Reclassification adjustment, net of income tax                          (321,596)                          9,194
                                                                               -------------                   ------------
Other comprehensive income                                                          416,308                       2,316,718
                                                                               -------------                   ------------
Comprehensive income                                                           $ 13,531,078                    $ 10,691,944
                                                                               =============                   ============








               See accompanying notes to consolidated financial statements.

                       Donegal Group Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)


                                                                                Three Months Ended September 30,
                                                                                2003                        2002
                                                                                -----                      -----
Revenues:
      Net premiums earned                                                     $ 49,719,584                     $ 46,792,748
      Investment income, net of investment expenses                              3,326,603                        3,623,262
      Realized investment gains (losses)                                           408,873                         (201,190)
      Lease income                                                                 215,017                          200,574
      Service charge income                                                        615,676                          670,023
                                                                              ------------                     ------------
          Total revenues                                                        54,285,753                       51,085,417
                                                                              ------------                     ------------

Expenses:
      Net losses and loss expenses                                              32,759,356                       32,423,893
      Amortization of deferred policy acquisition costs                          7,874,000                        7,365,000
      Other underwriting expenses                                                7,239,091                        6,511,832
      Policy dividends                                                             242,003                          280,375
      Interest                                                                     357,965                          249,271
      Other expenses                                                               310,250                          158,583
                                                                              ------------                     ------------
          Total expenses                                                        48,782,665                       46,988,954
                                                                              ------------                     ------------

Income before income taxes                                                       5,503,088                        4,096,463
Income taxes                                                                     1,501,703                        1,080,787

Net income                                                                     $ 4,001,385                      $ 3,015,676
                                                                              ============                      ===========

Earnings per common share
      Basic                                                                         $ 0.43                           $ 0.33
                                                                              ============                      ===========
      Diluted                                                                       $ 0.40                           $ 0.33
                                                                              ============                      ===========




          Consolidated Statements of Comprehensive Income
                                   (Unaudited)


                                                                                Three Months Ended September 30,
                                                                                2003                       2002
                                                                                -----                     -----
Net income                                                                     $ 4,001,385                      $ 3,015,676
Other comprehensive income, net of tax
      Unrealized gains on securities:
          Unrealized holding gain (loss) during the period,
               net of income tax                                                  (727,636)                       1,846,413
          Reclassification adjustment, net of income tax                          (265,767)                         132,785
                                                                               ------------                     ------------
Other comprehensive income (loss)                                                 (993,403)                       1,979,198
                                                                               ------------                     ------------
Comprehensive income                                                           $ 3,007,982                      $ 4,994,874
                                                                               ============                     ============






              See accompanying notes to consolidated financial statements.

                       Donegal Group Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)
                      Nine Months Ended September 30, 2003

                                                                                                       Additional        Other
                                                                                                         Paid-In      Comprehensive
                                       Class A Shares  Class B Shares Class A Amount  Class B Amount     Capital         Income
                                      ----------------------------------------------------------------   --------        -------

 Balance, December 31, 2002                 6,269,093      3,024,742        $ 62,691        $ 30,247    $ 60,651,751    $ 4,911,953

 Issuance of common stock                     134,249         27,069           1,343             271       1,487,936

 Net income

 Cash dividends

 Grant of stock options                                                                                      969,219

 Tax benefit on exercise of stock options                                                                    179,097

 Other comprehensive income                                                                                                 416,308
                                           ----------------------------------------------------------------------------------------

 Balance, September 30, 2003                6,403,342      3,051,811        $ 64,034        $ 30,518    $ 63,288,003    $ 5,328,261
                                           ========================================================================================


                                                                                 Total
                                                Retained        Treasury      Stockholders'
                                                Earnings          Stock          Equity
 Balance, December 31, 2002                     ---------         ------        -------

 Issuance of common stock                   $ 68,417,956     $ (891,748)      133,182,850

 Net income                                                                     1,489,550

 Cash dividends                               13,114,770                       13,114,770

 Grant of stock options                       (1,983,132)                     (1,983,132)

 Tax benefit on exercise of stock options       (969,219)                           -

 Other comprehensive income
                                                                                  179,097

 Balance, September 30, 2003                                                      416,308

                                            $ 78,580,375     $ (891,748)     $146,399,443



See accompanying notes to consolidated financial statements.

                       Donegal Group Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Unaudited)


                                                                                   Nine Months Ended September 30,
                                                                                2003                            2002
                                                                                -----                           -----
Cash Flows from Operating Activities:
      Net income                                                            $ 13,114,770                     $ 8,375,226
      Adjustments to reconcile net income to net cash
               provided by operating activities:
           Depreciation and amortization                                       1,177,226                         898,350
           Realized investment (gains) losses                                   (494,763)                         13,931
      Changes in assets and liabilities:
           Losses and loss expenses                                            5,960,981                      17,204,081
           Unearned premiums                                                  14,526,926                       9,392,067
           Premiums receivable                                                (2,331,847)                     (3,173,917)
           Deferred policy acquisition costs                                  (1,656,205)                     (1,442,805)
           Deferred income taxes                                                (442,847)                       (781,528)
           Reinsurance receivable                                                431,047                      (5,450,622)
           Prepaid reinsurance premiums                                       (4,075,616)                      1,050,029
           Accrued investment income                                             262,974                         272,591
           Due to affiliate                                                   (1,626,759)                     (1,508,039)
           Reinsurance balances payable                                          295,114                         229,633
           Current income taxes                                               (1,224,773)                        887,019
           Accrued expenses                                                       84,523                        (802,829)
           Other, net                                                           (240,744)                        357,935
                                                                              -----------                     ----------
               Net adjustments                                                10,645,237                      17,145,896
                                                                              -----------                     ----------
           Net cash provided by operating activities                          23,760,007                      25,521,122
                                                                              -----------                     ----------

Cash Flows from Investing Activities:
      Purchase of fixed maturities
           Held to maturity                                                  (47,007,788)                    (28,117,044)
           Available for sale                                                (65,381,246)                    (50,953,675)
      Purchase of equity securities, available for sale                      (12,217,011)                    (11,251,602)
      Maturity of fixed maturities
           Held to maturity                                                   18,692,360                      28,917,827
           Available for sale                                                 67,426,694                      38,528,033
      Sale of fixed maturities
           Held to maturity                                                            -                         415,000
           Available for sale                                                 13,819,634                         461,965
      Sale of equity securities, available for sale                            9,882,789                       9,243,147
      Net purchase of property and equipment                                    (254,418)                       (482,379)
      Net purchase of short-term investments                                 (11,690,409)                       (440,410)
                                                                              -----------                     ----------
           Net cash used in investing activities                             (26,729,395)                    (13,679,138)
                                                                              -----------                     ----------

Cash Flows from Financing Activities:
      Cash dividends paid                                                     (2,870,447)                     (2,625,006)
      Issuance of common stock                                                 1,668,647                       1,163,428
      Issuance of subordinated debt                                           15,000,000                               -
      Line of credit, net                                                     (7,000,000)                     (7,800,000)
                                                                              -----------                     ----------
           Net cash provided by (used in) financing activities                 6,798,200                      (9,261,578)
                                                                              -----------                     ----------

Net increase in cash                                                           3,828,812                       2,580,406
Cash at beginning of period                                                    1,124,604                       4,075,288
                                                                              -----------                     ----------
Cash at end of period                                                        $ 4,953,416                     $ 6,655,694
                                                                              ===========                    ===========

Cash paid during period - Interest                                             $ 705,515                       $ 584,185
Net cash paid during period - Taxes                                          $ 6,430,000                     $ 3,390,000









              See accompanying notes to consolidated financial statements.

                       DONEGAL GROUP INC. AND SUBSIDIARIES
                                   (Unaudited)
               Summary Notes to Consolidated Financial Statements

1 -    Organization

       Donegal Group Inc. was organized as a regional insurance holding company by Donegal Mutual Insurance Company (the "Mutual Company") on August 26, 1986 and operates in the Mid-Atlantic and Southeastern regions through its wholly owned insurance subsidiaries, Atlantic States Insurance Company ("Atlantic States") and Southern Insurance Company of Virginia ("Southern") (collectively, the "Insurance Subsidiaries"). We have three operating segments: the investment function, the personal lines of insurance and the commercial lines of insurance. Products offered in the personal lines of insurance consist primarily of homeowners and private passenger automobile policies. Products offered in the commercial lines of insurance consist primarily of commercial automobile, commercial multiple-peril and workers' compensation policies. Our Insurance Subsidiaries are subject to regulation by Insurance Departments in those states in which they operate and undergo periodic examinations by those departments. Our Insurance Subsidiaries are also subject to competition from other insurance companies in their operating areas. Atlantic States participates in an inter-company pooling agreement with the Mutual Company and assumes 70% of the pooled business. At September 30, 2003, the Mutual Company held approximately 65% of our outstanding Class A and approximately 62% of our outstanding Class B common stock.

       Prior to 2002, Southern ceded 50% of its business to the Mutual Company. On January 1, 2002, the Mutual Company and Southern terminated their quota share agreement, under which Southern ceded 50% of its direct business, less reinsurance, to the Mutual Company. As a result of this termination, our prepaid reinsurance premiums decreased $7,310,471, unearned premiums decreased $5,117,330 and deferred policy acquisition costs increased $714,853. The Mutual Company transferred $1,478,288 in cash to us related to this termination. We did not recognize a gain or loss on this transaction.

       As of September 30, 2003, we owned 47.5% of the outstanding stock of Donegal Financial Services Corporation ("DFSC"), a thrift holding company, which we acquired for $3,042,000 in cash during 2000 and $3,500,000 of cash in June of 2003. The remaining 52.5% of the outstanding stock of DFSC is owned by the Mutual Company. DFSC owns Province Bank, a Federal savings bank that began operations in 2000.

       We have streamlined our corporate structure by merging a number of our subsidiaries. Delaware Atlantic Insurance Company ("Delaware"), Pioneer Insurance Company, New York, ("Pioneer-New York") and Pioneer Insurance Company, Ohio ("Pioneer-Ohio"), previously wholly owned subsidiaries, were merged into Atlantic States on August 1, 2001, September 30, 2001 and May 8, 2002, respectively. Southern Heritage Insurance Company ("Southern Heritage"), previously a wholly owned subsidiary, was merged into Southern on April 30, 2002. The mergers were accounted for as reorganizations of entities under common control as they were all within the consolidated group. The mergers had no financial impact on the consolidated entity.

       Southern has (and Delaware, Pioneer-Ohio, Southern Heritage and Pioneer-New York had prior to their mergers) an agreement with the Mutual Company under which it cedes, and then reassumes back, 100% of its business, net of reinsurance. The primary purpose of these agreements is to assist Southern and the former subsidiaries in maintaining the same A.M. Best rating (currently "A" or "Excellent") as the Mutual Company. These agreements do not transfer insurance risk. While these insurance subsidiaries ceded and reassumed amounts received from policyholders of $34,914,840 and $36,796,527 and claims of $20,954,958 and $23,320,493 under these agreements in the nine months ended September 30, 2003 and 2002, respectively, the amounts are not reflected in the consolidated financial statements. The aggregate liabilities ceded and reassumed under these agreements were $44,503,193 and $43,541,766 at September 30, 2003 and December 31, 2002, respectively.


       On September 4, 2003, we announced our intention to acquire Le Mars Insurance Company ("Le Mars") from the Mutual Company. Our acquisition is subject to the approval of the Insurance Commissioner of Iowa, which we anticipate receiving in November 2003. We expect the Le Mars acquisition to be completed on or about January 1, 2004. We will invest approximately $12,500,000 in cash to fund the acquisition of Le Mars.

     2 - Basis of Presentation

       The financial information for the interim periods included herein is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, that, in the opinion of management, are necessary to a fair presentation of our financial position, results of operations and cash flows for the interim periods included herein. Our results of operations for the nine months ended September 30, 2003 are not necessarily indicative of our results of operations for the twelve months ending December 31, 2003.

       These financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

3 -    Earnings Per Share

       The computation of basic and diluted earnings per share is as follows:

                                                                                                                  Average
                                                                       Weighted                 Earnings
                                                 Net                    Shares                    Per
                                               Income                 Outstanding                Share
Three Months Ended September 30:

2003
         Basic                                 $ 4,001,385              9,315,339                  $0.43
         Effect of stock options                       ---                590,153                  (0.03)
                                         ------------------            ----------                ----------
         Diluted                               $ 4,001,385              9,905,492                  $0.40
                                                ===========             =========                  =====


2002
         Basic                                 $ 3,015,676              9,098,935                  $0.33
         Effect of stock options                       ---                 98,998                    ---
                                         ------------------          ------------              ---------
         Diluted                               $ 3,015,676              9,197,933                  $0.33
                                               ============             =========                  =====


Nine Months Ended September 30:

2003
         Basic                                 $13,114,770              9,265,308                  $1.42
         Effect of stock options                       ---                325,501                  (0.05)
                                        -------------------            ----------             ----------
         Diluted                               $13,114,770              9,590,809                  $1.37
                                               ===========              =========                  =====


2002
         Basic                                 $ 8,375,226              9,063,109                  $0.92
         Effect of stock options                       ---                103,205                 (0.01)
                                        ------------------           ------------               --------
         Diluted                               $ 8,375,226              9,166,314                  $0.91
                                               ============             =========                  =====





       The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price during the relevant period:

                       For The Three Months                 For The Nine Months
                        Ended September 30,                 Ended September 30,
                       2003            2002                 2003          2002

Number of shares      5,000          941,501               5,000        941,501
                     ========        =======              =========     ========

4 -    Segment Information

       We evaluate the performance of the personal lines and commercial lines based upon underwriting results as determined under statutory accounting practices (SAP), which is used by management to measure performance for our total business. Financial data by segment is as follows:


                                                                                         Three Months Ended
                                                                                            September 30,
                                                                                  ----------------------------------
                                                                                  --------------- ------------------
                                                                                       2003             2002
                                                                                       ----             ----
                                                                                          ($ in thousands)
Revenues:
     Premiums earned:
         Commercial lines                                                            $  18,024        $  16,473
         Personal lines                                                                 31,695           30,319
                                                                                    ----------       ----------
                  Total premiums earned                                                 49,719           46,792
                                                                                    ----------       ----------
     Net investment income                                                               3,327            3,623
     Realized investment gains (losses)                                                    409             (201)
     Other                                                                                 831              871
                                                                                  ------------     ------------
Total revenues                                                                       $  54,286        $  51,085
                                                                                     =========        =========

Income before income taxes:
     Underwriting income (loss):
         Commercial lines                                                           $    1,967       $    1,944
         Personal lines                                                                   (985)          (1,116)
                                                                                  -------------      -----------
                  SAP underwriting income                                                  982              828
         GAAP adjustments                                                                  623             (616)
                                                                                  ------------      ------------
                  GAAP underwriting income                                               1,605              212
     Net investment income                                                               3,327            3,623
     Realized investment gains (losses)                                                    409              (201)
     Other                                                                                 162              463
                                                                                  ------------     ------------
Income before income taxes                                                          $    5,503       $    4,097
                                                                                    ==========       ==========



                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                  ----------------------------------
                                                                                  --------------- ------------------
                                                                                       2003             2002
                                                                                       ----             ----
                                                                                          ($ in thousands)
Revenues:
     Premiums earned:
         Commercial lines                                                            $  52,667        $  49,245
         Personal lines                                                                 93,415           89,110
                                                                                     ---------       ----------
                  Total premiums earned                                                146,082          138,355
                                                                                      --------         --------
     Net investment income                                                              10,007           11,064
     Realized investment gains (losses)                                                    495              (14)
     Other                                                                               2,714            2,451
                                                                                   -----------      -----------
Total revenues                                                                        $159,298         $151,856
                                                                                      ========         ========

Income before income taxes:
     Underwriting income (loss):
         Commercial lines                                                           $    6,222       $    4,548
         Personal lines                                                                   (794)          (5,289)
                                                                                  -------------      -----------
                  SAP underwriting income (loss)                                         5,428             (741)
         GAAP adjustments                                                                1,282              479
                                                                                  ------------     ------------
                  GAAP underwriting income (loss)                                        6,710             (262)
     Net investment income                                                              10,007           11,064
     Realized investment gains (losses)                                                    495              (14)
     Other                                                                                 849              709
                                                                                  ------------     ------------
Income before income taxes                                                           $  18,061        $  11,497
                                                                                     =========        =========

5-     Subordinated Debentures

       On May 15, 2003, we received $15.0 million in proceeds from the issuance of floating rate junior subordinated debentures. The debentures mature on May 15, 2033 and are callable at our option, at par, after five years. The debentures carry an interest rate equal to the three-month LIBOR rate plus 4.10%, which is adjustable quarterly. At September 30, 2003 the interest rate on the debentures was 5.23%, and the rate will next be subject to adjustment on November 15, 2003.

6-          Stock-Based Compensation Plans

       We account for stock-based compensation plans under the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. During 2001, we adopted an Equity Incentive Plan for key employees that made 1,500,000 shares of Class A common stock available. The plan provides for the granting of awards by the Board of Directors in the form of stock options, stock appreciation rights, restricted stock or any combination of the above. During 2001, we also adopted an Equity Incentive Plan for Directors that made 200,000 shares of Class A common stock available. Awards may be made in the form of stock options, and the plan additionally provides for the issuance of 175 shares of restricted stock to each director on the first business day of January in each year. No stock-based employee compensation is reflected in income, except for expense associated with restricted stock issued, as all options granted under those plans had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share as if we had applied the provisions of statement of Financial Accounting Standards (SFAS) No. 123 (as amended by SFAS No. 148), "Accounting for Stock-Based Compensation."



                                                           Three Months Ended                     Nine Months Ended
                                                             September 30,                          September 30,
                                                           2003          2002                     2003         2002
                                                         --------      --------                  --------    --------
                                                                     (in thousands, except per share data)

     Net income, as reported                              $4,001        $3,016                   $13,115      $8,375

     Less:
        Total stock-based
          employee compensation
          expense determined
          under fair value
          based method for
          all awards, net of
          related tax effects                               (127)          (62)                    (231)       (185)
                                                            ----         -----                     -----       -----

     Pro forma net income                               $  3,874      $  2,954                   $12,884    $  8,190
                                                       =========     =========                  ========    ========


     Basic earnings
        per share:
             As reported                                $   0.43      $   0.33                    $ 1.42    $   0.92
             Pro forma                                  $   0.42      $   0.32                    $ 1.39    $   0.90

     Diluted earnings
        per share:
             As reported                                $   0.40      $   0.33                    $ 1.37    $   0.91
             Pro forma                                  $   0.39      $   0.32                    $ 1.34    $   0.89

7- Subsequent Events

       On October 30, 2003, we announced the signing of an agreement to purchase all of the outstanding capital stock of the Peninsula Insurance Group ("Peninsula") from Folksamerica Holding Company, Inc., for approximately $23.0 million in cash. Peninsula does business in Maryland, Delaware and Virginia. We expect this acquisition to be consummated on or about January 1, 2004.

       On October 29, 2003, we received $10.0 million in proceeds from the issuance of floating rate junior subordinated debentures. The debentures mature on October 29, 2033 and are callable at our option, at par, after five years. The debentures carry an interest rate equal to the three-month LIBOR rate plus 3.85%, which is adjustable quarterly. The interest rate for the initial period ending approximately January 29, 2004 is 5.010%.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

Results of Operations -Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

         Net Premiums Written. Net premiums written for the three months ended September 30, 2003 were $53.0 million, compared to $48.8 million for the same period in 2002. Commercial lines net premiums written increased $2.0 million, or 12.1%, in the third quarter of 2003 compared to same period in 2002. Personal lines net premiums written increased $2.2 million, or 6.8%, in the third quarter of 2003 compared to same period in 2002. We have benefited during these periods, and expect to continue to benefit, from premium increases by the insurance subsidiaries that have resulted from pricing actions approved by regulators. These increases related primarily to private passenger automobile, commercial multiple-peril, workers' compensation and homeowners lines of business realized across most of the states in which we operate. In addition to pricing increases, we have also benefited from organic growth in most of the states in which we operate.

         Net Premiums Earned. Net premiums earned increased to $49.7 million for the third quarter of 2003, an increase of $2.9 million, or 6.3%, over the third quarter of 2002. Earned premiums have grown during the 2003 period due to the increase in written premiums in the past year. Premiums are earned, or recognized as revenue, over the terms of our policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned will generally reflect increases or decreases in net premiums written in the preceding twelve-month period compared to the same period in one year earlier.

         Investment Income. For the three months ended September 30, 2003, our net investment income decreased 8.2% to $3.3 million, compared to $3.6 million for the same period one year ago. An increase in average invested assets from $312.3 million in the third quarter of 2002 to $359.9 million in the third quarter of 2003 was more than offset by a decrease in the annualized average return on investments from 4.6% for the third quarter of 2002 to 3.7% for the third quarter of 2003, and accounted for the decrease in investment income in the 2003 period compared to the 2002 period. The decrease in our annualized average return during both periods reflects a declining interest rate environment.

         Net Realized Investment Gains/Losses. Net realized investment gains in the third quarter of 2003 were $408,873, compared to net realized investment losses of $201,190 for the same period in 2002. No impairment charges were recognized in the third quarter of 2003, compared to impairment charges of $226,244 recognized in the third quarter of 2002. The impairment charges for 2002 were the result of declines in the market value of common stocks that we determined to be other than temporary. The remaining net realized investment gains and losses in both periods resulted from normal turnover within our investment portfolio.

         Losses and Loss Expenses. Our loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, in the third quarter of 2003 was 65.9%, compared to 69.3% in the third quarter of 2002. The commercial lines loss ratio decreased to 58.9% in the third quarter of 2003, compared to 60.2% in the third quarter of 2002. The personal lines loss ratio also improved from 72.6% in the third quarter of 2002 to 70.3% in the third quarter of 2003. Improvements in our 2003 loss ratios reflect the benefits of premium pricing increases and more favorable prior accident year loss development compared to the same period in 2002.

         Underwriting Expenses. Our expense ratio, which is the ratio of policy acquisition and other underwriting expenses to premiums earned, for the third quarter of 2003 was 30.4%, compared to 29.7% for the third quarter of 2002. Improvements from expense control efforts were offset by higher underwriting-based incentive costs incurred in the third quarter of 2003 compared to the third quarter of 2002.

         Combined Ratio. The combined ratio was 96.8% and 99.5% for the three months ended September 30, 2003 and 2002, respectively. The combined ratio represents the sum of the loss ratio, expense ratio and dividend ratio, which is the ratio of workers' compensation policy dividends incurred to premiums earned. The improvement in the combined ratio was primarily attributable to the decrease in the loss ratio for the 2003 period compared to the 2002 period.

         Interest Expense. Interest expense for the third quarter of 2003 was $357,965, compared to $249,271 for the third quarter of 2002, and reflected an increase in interest expense related to the issuance of $15 million of subordinated debentures in May 2003, offset by decreases in the average interest rates and average borrowings under our line of credit for the 2003 period compared to the 2002 period.


         Income Taxes. Income tax expense was $1.5 million for the third quarter of 2003, representing an effective tax rate of 27.3%, compared to $1.1 million for the third quarter of 2002, representing an effective tax rate of 26.4%. The change in effective tax rates is due to tax-exempt interest income representing a smaller proportion of net income before taxes in the 2003 period compared to the 2002 period.


         Net Income and Earnings Per Share. Our net income for the third quarter of 2003 was $4.0 million, an increase of 32.7% over the $3.0 million reported for the third quarter of 2002. Diluted earnings per share were $0.40 for the third quarter of 2003 compared to $0.33 for the same period last year.

Results of Operations - Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

         Net Premiums Written. During the first nine months of 2003, our net premiums written increased by 5.2% to $156.5 million, compared to $148.8 million for the first nine months of 2002. Commercial lines net premiums written increased $4.5 million, or 8.4%, for the first nine months of 2003 compared to the first nine months of 2002. Personal lines net premiums written increased $3.2 million, or 3.4%, for the first nine months of 2003 compared to the same period in 2002. We have benefited during these periods, and expect to continue to benefit, from premium increases by our insurance subsidiaries that have resulted from pricing actions approved by regulators. These increases related primarily to private passenger automobile, commercial multiple peril, workers' compensation and homeowners lines of business realized in most of the states in which we operate. In addition to pricing increases, we have also benefited from organic growth in most of the states in which we operate.

         Net Premiums Earned. Our net premiums earned increased to $146.1 million for the first nine months of 2003, an increase of $7.7 million, or 5.6%, over the first nine months of 2002. Our net earned premiums during the 2003 period have grown due to the increase in written premiums during the period. Premiums are earned, or recognized as revenue, over the terms of our policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned will generally reflect increases or decreases in net premiums written in the preceding twelve-month period compared to the same period in one year earlier.

         Investment Income. For the nine months ended September 30, 2003, our net investment income decreased 9.6% to $10.0 million, compared to $11.1 million for the same period one year ago. An increase in our average invested assets from $310.0 million for the first nine months of 2002 to $345.3 million for the first nine months of 2003 was more than offset by a decrease in our annualized average return on investments from 4.8% for the first nine months of 2002 to 3.9% for the first nine months of 2003, and accounted for the decrease in investment income in the 2003 period compared to the 2002 period. The decrease in our annualized average return during both periods compared to prior periods reflects a declining interest rate environment.

         Net Realized Investment Gains/Losses. Our net realized investment gains for the first nine months of 2003 were $494,763, compared to net realized investment losses of $13,931 for the same period in 2002. Our net realized investment gains in the first nine months of 2003 were net of impairment charges of $255,874, compared to impairment charges of $358,574 recognized in the first nine months of 2002. Our impairment charges for both years were the result of declines in the market value of common stocks that we determined to be other than temporary. The remaining net realized investment gains and losses in both periods resulted from normal turnover within our investment portfolio.

         Losses and Loss Expenses. Our loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, for the first nine months of 2003 was 64.5%, compared to 69.3% for the first nine months of 2002. Our commercial lines loss ratio decreased to 56.2% for the first nine months of 2003, compared to 60.3% for the first nine months of 2002. Our commercial automobile and workers' compensation loss ratios showed improvement for the first nine months of 2003, with the commercial automobile loss ratio decreasing to 54.0% for 2003, compared to 59.8% for the same period in 2002, and the workers' compensation loss ratio decreasing to 63.2% for 2003, compared to 69.7% for the same period of 2002. The personal lines loss ratio improved from 73.9% for the first nine months of 2002 to 69.2% for the first nine months of 2003, primarily as a result of improvement in the personal automobile loss ratio. Improvements in our 2003 loss ratios reflect the benefits of premium pricing increases and more favorable prior accident year loss development compared to the same period in 2002.

         Underwriting Expenses. Our expense ratio, which is the ratio of policy acquisition and other underwriting expenses to premiums earned, for the first nine months of 2003 was 30.4%, compared to 30.3% for the first nine months of 2002. Improvements from expense control efforts were offset by higher underwriting-based incentive costs incurred in the first nine months of 2003 compared to the first nine months of 2002.

         Combined Ratio. Our combined ratio was 95.4% and 100.2% for the nine months ended September 30, 2003 and 2002, respectively. The combined ratio represents the sum of the loss ratio, expense ratio and dividend ratio, which is the ratio of workers' compensation policy dividends incurred to premiums earned. The improvement in our combined ratio was primarily attributable to the decrease in the loss ratio between periods.

         Interest Expense. Our interest expense for the first nine months of 2003 was $879,496, compared to $870,079 for the first nine months of 2002, reflecting an increase in interest expense related to the issuance of $15.0 million of subordinated debentures in May 2003, offset by decreases in the average interest rates and average borrowings under our line of credit for the 2003 period compared to the 2002 period.

         Income Taxes. Income tax expense was $4.9 million for the first nine months of 2003, compared to $3.1 million for the first nine months of 2002, representing effective tax rates of 27.4% and 27.2%, respectively.

         Net Income and Earnings Per Share. Our net income for the first nine months of 2003 was $13.1 million, an increase of 56.6% over the $8.4 million reported for the first nine months of 2002. Our diluted earnings per share were $1.37 for the first nine months of 2003 compared to $0.91 for the same period last year.

Liquidity and Capital Resources

         Liquidity is a measure of an entity's ability to secure enough cash to meet its contractual obligations and operating needs as they arise. Our major sources of funds from operations are the net cash flows generated from our insurance subsidiaries' underwriting results, investment income and maturing investments.

         We generate sufficient net positive cash flow from our operations to fund our commitments and build our investment portfolio, thereby increasing future investment returns. We maintain a high degree of liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. Net cash flows provided by operating activities in the first nine months of 2003 and 2002 were $23.8 million and $25.5 million, respectively. Net cash flows provided by operating activities in 2002, 2001 and 2000, were $34.1 million, $22.0 million and $18.5 million, respectively.

         On May 15, 2003, we received $15.0 million in proceeds from the issuance of subordinated debentures. The debentures mature on May 15, 2033 and are callable at our option, at par, after five years. The debentures carry an interest rate equal to the three-month LIBOR rate plus 4.10%, which is adjustable quarterly. At September 30, 2003, the interest rate on the debentures was 5.23% and the rate will next be subject to adjustment on November 15, 2003.

         We also had unsecured borrowings of $12.8 million as of September 30, 2003 under a credit agreement with Fleet National Bank of Connecticut ("the Bank"). Per the terms of the credit agreement, we may currently borrow up to $16.0 million at interest rates equal to the Bank's then current prime rate or the then current London interbank eurodollar bank rate plus 1.70%. At September 30, 2003, the interest rate on the outstanding balances was 2.825% on an outstanding eurodollar balance of $4.8 million and 2.84% on an outstanding eurodollar balance of $8.0 million. In addition, we pay a non-use fee at a rate of 3/10 of 1% per annum on the average daily unused portion of the Bank's commitment. Each July 27th, the credit line is reduced by $8.0 million and was $16.0 million as of September 30, 2003. Any outstanding loan in excess of the remaining credit line, after such reduction, will then be payable.


         We have received a commitment letter from Manufacturers and Traders Trust Company relating to a $35.0 million line of credit. We anticipate this financing will be completed by November 30, 2003, at which time we would draw against the line of credit to repay our existing indebtedness of $12.8 million to Fleet National Bank. We currently have no other plans to draw against this line of credit.

         On October 29, 2003, DGI Statutory Trust II (the "Trust"), which is a wholly owned Connecticut statutory trust, issued $10 million aggregate principal amount of trust preferred securities. The Company owns all of the common securities of the Trust. The proceeds from the issuance of the common securities and the trust preferred securities were used by the Trust to purchase $10.31 million of floating rate junior subordinated deferrable interest debentures of the Company, which pay interest at a floating rate adjustable quarterly equal to the three-month LIBOR plus 385 basis points. The interest rate for the initial period ending January 29, 2004 is 5.010%.


         The following table shows our significant contractual obligations as of September 30, 2003.

                                                                                                             After
(amounts in thousands)                  Total       2003       2004        2005       2006        2007       2007
                                        -----       ----       ----        ----       ----        ----       ----

Borrowings under line of credit       $12,800     $ ---       $4,800     $8,000      $ ---       $---        $---
Subordinated debentures                15,000       ---         ---        ---         ---        ---        15,000
                                      --------    ---------  -------    ----------  -------    ----------  --------

Total contractual obligations         $27,800     $    ---   $4,800      $8,000      $ ---  $     ---       $15,000
                                      =======     ========   ======      ======      =========  =========   =======

         Dividends declared to stockholders totaled $3.5 million, $3.5 million and $3.2 million in 2002, 2001 and 2000, respectively. There are no regulatory restrictions on the payment of dividends to our stockholders, although there are state law restrictions on the payment of dividends from our Insurance Subsidiaries to us. Atlantic States and Southern are required by law to maintain certain minimum surplus on a statutory basis, and are subject to regulations under which payment of dividends from statutory surplus is restricted and may require prior approval of their domiciliary insurance regulatory authorities. Atlantic States and Southern are subject to risk-based capital (RBC) requirements. At December 31, 2002, Atlantic States' and Southern's capital were each substantially above RBC requirements. At January 1, 2003, amounts available for distribution as dividends to us without prior approval of their domiciliary insurance regulatory authorities were $10.6 million from Atlantic States and $2.5 from Southern, and a total of $4.7 million remained available at September 30, 2003.


         On September 4, 2003, we announced our intention to acquire Le Mars from the Mutual Company. We expect the Le Mars acquisition to be completed on or about January 1, 2004. We will invest approximately $12.5 million in cash to fund this acquisition.

         On October 30, 2003, we announced that we entered into an agreement to purchase Peninsula from Folksamerica Holding Company, Inc. for approximately $23.0 million in cash. We expect this acquisition to be consummated on or about January 1, 2004.

         As of September 30, 2003, we had no material commitments for capital expenditures.

Equity Price Risk

         Our portfolio of marketable equity securities, which is carried on the consolidated balance sheets at estimated fair value, has exposure to the risk of loss resulting from an adverse change in prices. We manage this risk by performing an analysis of prospective investments and through regular reviews of our portfolio by our investment staff.

Credit Risk


         Our portfolio of fixed-maturity securities and, to a lesser extent, short-term investments are subject to credit risk. This risk is defined as the potential loss in market value resulting from adverse changes in the borrower's ability to repay the debt. We manage this risk by performing an analysis of prospective investments and through regular reviews of our portfolio by our investment staff. We also limit the amount that any one security can constitute of our total investment portfolio.


         We provide property and liability insurance coverages through independent insurance agencies located throughout our operating area. The majority of this business is billed directly to the insured, although a portion of our commercial business is billed through our agents who are extended credit in the normal course of business.

         Because the pooling agreement does not relieve Atlantic States of primary liability as the originating insurer, we are subject to a concentration of credit risk arising from business ceded to the Mutual Company. Our insurance subsidiaries maintain reinsurance agreements in place with the Mutual Company and with a number of other major unaffiliated authorized reinsurers.

Impact of Inflation

         Property and casualty insurance premium rates are established before the amount of losses and loss settlement expenses, or the extent to which inflation may impact such expenses, are known. Consequently, we attempt, in establishing rates, to anticipate the potential impact of inflation.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

         Our market risk generally represents the risk of gain or loss that may result from the potential change in the fair value of our investment portfolio as a result of fluctuations in prices and interest rates and, to a lesser extent, our debt obligations. We attempt to manage our interest rate risk by maintaining an appropriate relationship between the average duration of the investment portfolio and the approximate duration of our liabilities, i.e., policy claims and debt obligations.

         We have maintained approximately the same duration of our investment portfolio to our liabilities from December 31, 2002 to September 30, 2003. In addition, we have maintained approximately the same investment mix during this period.

         There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2002 through September 30, 2003.

Item 4.      Control and Procedures

         We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the our disclosure controls and procedures are effective to ensure that information required to be disclosed by us (including our consolidated subsidiaries) in our periodic filings with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There has been no change in our internal control over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                        Exhibit 31.1  Certification of Chief Executive Officer

                        Exhibit 31.2  Certification of Chief Financial Officer

                        Exhibit 32.1 Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Title 18 of the United States Code

                        Exhibit 32.2 Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Title 18 of the United States Code


(b)      Reports on Form 8-K:

                     On July 22, 2003, we filed a report on Form 8-K including as an exhibit our second quarter 2003 earnings press release.

                     On September 4, 2003, we filed a report of Form 8-K including as an exhibit our press release related to our agreement to acquire Le Mars Mutual Insurance Company.

                     On September 26, 2003, we filed a report of Form 8-K including as an exhibit our press release related to the financial impact of Hurricane Isabel.

                     On October 17, 2003, we filed a report on Form 8-K including as an exhibit our third quarter 2003 earnings press release.

                                   Signatures


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                               DONEGAL GROUP INC.



   October 31, 2003                     By: /s/ Donald H. Nikolaus
                                            -----------------------
                                        Donald H. Nikolaus, President
                                        and Chief Executive Officer





   October 31, 2003                     By:  /s/ Ralph G. Spontak
                                             -------------------------
                                        Ralph G. Spontak, Senior Vice President,
                                        Chief Financial Officer and Secretary