Form 10-K
period 2003-12-31
DONEGAL GROUP INC
filed 2004-03-26
CIK 800457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 0-15341

DONEGAL GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	23-2424711

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1195 River Road, Marietta, Pennsylvania	17547

(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (888) 877-0600

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [  ]. No [X].

On June 30, 2003, the aggregate market value (based on the closing sales prices on that date) of the voting stock held by non-affiliates of the Registrant was $41,317,014.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 9,809,352 shares of Class A Common Stock and 3,011,049 shares of Class B Common Stock were outstanding on February 20, 2004.

DOCUMENTS INCORPORATED BY REFERENCE:

1.	Portions of the Registrant’s annual report to stockholders for the fiscal year ended December 31, 2003 are incorporated by reference into Parts I, II and IV of this report.

2.	Portions of the Registrant’s proxy statement relating to the annual meeting of stockholders to be held April 15, 2004 are incorporated by reference into Part III of this report.

DONEGAL GROUP INC.

 (i)

PART I

Item 1. Business.

General Development of Business.

          We are a property and casualty insurance holding company whose insurance subsidiaries offer personal and commercial lines of insurance to businesses and individuals in 14 Mid-Atlantic and Southeastern states. We provide our policyholders with a selection of insurance products at competitive rates, while pursuing profitability through adherence to a strict underwriting discipline. At December 31, 2003, we had total assets of $602.0 million and stockholders’ equity of $208.6 million. Our net income was $18.3 million for the year ended December 31, 2003 compared to $12.0 million for the year ended December 31, 2002.

          Donegal Mutual Insurance Company (the “Mutual Company”) owns approximately 42% of our Class A common stock and approximately 62% of our Class B common stock. The operations of our insurance subsidiaries are interrelated with the operations of the Mutual Company and, while maintaining the separate corporate existence of each company, our insurance subsidiaries and the Mutual Company conduct business together as the Donegal Insurance Group. As such, we share the same business philosophy, management, employees and facilities as the Mutual Company and offer the same types of insurance products.

          Our growth strategy includes the acquisition of other insurance companies to expand our business in a given region or to commence operations in a new region. Our prior acquisitions have either taken the form of:

•	a purchase of the stock of an existing stock insurance company; or

•	a two-step acquisition of an existing mutual insurance company as follows:

•	First, a surplus note in the target mutual insurance company is purchased, a management agreement with the target mutual insurance company is entered into and our designees are appointed as a majority of the target mutual insurance company’s board of directors.

•	Second, the mutual insurance company is demutualized. We acquire the stock of the resulting stock insurance company after the company has been restructured and its book of business has been reunderwritten to our satisfaction.

          We believe that our ability to make direct acquisitions or to structure acquisitions through Mutual Company surplus note transactions provides us with flexibility that is a competitive advantage in seeking acquisitions. We also believe we have demonstrated our ability to acquire control of a troubled insurance company, reunderwrite its book of business, reduce its cost structure and return it to profitability. When the Mutual

Company makes a surplus note investment in another company, the financial results of that company are not consolidated with our financial results or those of the Mutual Company, and neither we nor the Mutual Company are responsible for the insurance obligations of that company.

          Unless otherwise specifically stated, all information in this Form 10-K Annual Report is as of December 31, 2003.

Le Mars Insurance Company (“Le Mars”)

          In June 2002, the Mutual Company consummated an affiliation with Le Mars. As part of this affiliation, the Mutual Company entered into a management agreement with Le Mars and acquired control of Le Mars through the appointment of five Mutual Company designees to Le Mars’ nine-member board of directors. At the time of the affiliation, the Mutual Company made a $4.0 million investment in Le Mars’ surplus and was issued a surplus note, which we refer to as the Le Mars Surplus Note.

          On August 11, 2003, Le Mars’ board of directors adopted a plan of conversion to convert to a stock insurance company. The plan of conversion was approved by the policyholders of Le Mars on October 6, 2003, and, on October 7, 2003, the Insurance Commissioner of Iowa held a public hearing regarding approval of the plan of conversion. Following the November 2003 regulatory approval of the plan of conversion, we acquired Le Mars as of January 1, 2004 for approximately $12.6 million in cash.

          Le Mars, which was organized under the laws of Iowa in 1901, operates as a property and casualty insurer in Iowa, Nebraska, Oklahoma and South Dakota. Personal lines coverages represent a majority of Le Mars’ premiums written, with the balance coming from farmowners and mercantile and service businesses. Le Mars’ largest lines of business are private passenger automobile liability and physical damage; its other principal lines are homeowners and commercial multi-peril. Le Mars had net premiums earned of $20.5 million in 2002 and $17.9 million in 2003. The statutory surplus and total admitted assets on a statutory basis of Le Mars as of December 31, 2003 were $12.0 million and $37.0 million, respectively.

The Peninsula Insurance Group (“Peninsula”)

          On January 6, 2004, we purchased Peninsula Indemnity Company and The Peninsula Insurance Company, both of which are organized under Maryland law, with headquarters in Salisbury, Maryland from Folksamerica Holding Company, Inc., a part of the White Mountains Insurance Group, Ltd., for a price in cash equal to 107.5% of Peninsula’s GAAP stockholders’ equity as of the closing of the acquisition, or approximately $23.3 million.

          Peninsula specializes in private passenger automobile coverages. Peninsula also writes homeowners, commercial multi-peril, workers’ compensation and commercial automobile coverages. Peninsula operates primarily in Maryland, Delaware and Virginia. For the years ended December 31, 2002 and 2003, Peninsula had net premiums earned of $29.7 million and $32.7 million, respectively. Peninsula’s stockholders’ equity and total admitted assets on a statutory basis as of December 31, 2003 were $19.5 million and $52.6 million, respectively. The Peninsula companies have an A.M. Best rating of A (Excellent).

          On December 1, 2003, we completed an underwritten public offering of 3,450,000 shares of our Class A common stock, resulting in net proceeds of $59 million to us.

Financial Information About Industry Segments.

          The Company has three segments, which consist of its investment function, its personal lines of insurance and its commercial lines of insurance. Financial information about these segments is set forth in Note 17 to the Consolidated Financial Statements incorporated by reference herein.

Narrative Description of Business.

Who We Are

          We are a property and casualty insurance holding company whose insurance subsidiaries offer personal and commercial lines of insurance to small businesses and individuals in 14 Mid-Atlantic and Southeastern states. We provide our policyholders with a selection of insurance products at competitive rates, while pursuing profitability through adherence to a strict underwriting discipline.

          We derive a substantial portion of our insurance business from smaller to mid-sized regional communities. We believe this focus provides us with competitive advantages in terms of local market knowledge, marketing, underwriting, claims servicing and policyholder service. At the same time, we believe we have cost advantages over many regional insurers because of our centralized accounting, administrative, investment, data processing and other services.

Strategy

          Our annual premiums earned have increased from $117.5 million in 1998 to $196.8 million in 2003, a compound annual growth rate of 10.9%. Over the same time period, our combined ratio has consistently been more favorable than that of the property and casualty insurance industry as a whole. We seek to grow our business and enhance our profitability by:

•	Achieving underwriting profitability.

          We focus on achieving a combined ratio of less than 100%, and believe that underwriting profitability is a fundamental component of our long-term financial strength because it allows us to generate profits without relying on our investment income. We seek to enhance our underwriting results by carefully selecting the product lines we underwrite, minimizing our exposure to catastrophe-prone areas and continually evaluating our claims history to ensure the adequacy of our underwriting guidelines and product pricing. For our personal lines products, we insure standard and preferred risks primarily in private passenger automobile and homeowners lines. We have no exposure to asbestos, and limited exposure to other environmental liabilities. We seek to provide more than one policy to a given personal or commercial customer because this “account selling” strategy diversifies our risk and has historically improved our underwriting results. Finally, we use reinsurance to manage our exposure and limit our maximum net loss from large single risks or risks in concentrated areas. We believe these practices are key factors in our ability to maintain a combined ratio that has been traditionally more favorable than the combined ratio of the property and casualty insurance industry.

          Our combined ratio and that of our industry for the years 1998 through 2003 are shown in the following table:

	1998	1999	2000	2001	2002	2003
Donegal GAAP combined ratio	100.1%	106.5%	101.8%	103.8%	99.6%	95.0%
Industry SAP combined ratio(1)	106.0	108.1	110.4	115.9	107.4	101.1

(1)	As reported by A.M. Best.

•	Pursuing profitable growth by organic expansion within our traditional operating territories through developing and maintaining quality agency representation.

          We believe that continued expansion within our existing markets will be a key source of our continued premium growth, and maintaining an effective and growing network of independent agents is integral to our expansion. We seek to be among the top three insurers within each of our agencies for the lines of business we write by providing a consistent, competitive and stable market for our products. We believe that the consistency of our product offerings enables us to compete effectively for agents with other insurers whose product offerings fluctuate based on industry conditions. We offer our agents a competitive compensation program that rewards them for pursuing profitable growth on our behalf, and we provide them with ongoing support that enables them to better attract and service customers, including Internet-based information systems, training programs, marketing support and field visitations by our marketing personnel and senior management. Finally, we appoint agencies with a strong underwriting and growth track record. We believe that by carefully selecting, motivating and supporting our agency force, we will be able to drive continued long-term growth.

•	Acquiring property and casualty insurance companies to augment our organic growth in existing markets and to expand into new geographic regions.

          We have completed six acquisitions of property and casualty insurance companies since 1995. We believe we have an opportunity to continue our growth by selectively pursuing affiliations and acquisitions that meet our criteria. Our criteria include:

•	Location in regions where we are currently conducting business or would like to conduct business;

•	A mix of business similar to our business;

•	Targeted premium volume between $20.0 million and $80.0 million; and

•	Transaction terms that are fair and reasonable to us.

          We believe that our affiliation with the Mutual Company assists us in pursuing affiliations with and subsequent acquisitions of other mutual companies because we have a strong understanding of the concerns and issues that mutual companies face. In particular, we have had success affiliating with and acquiring undercapitalized mutual companies by utilizing our strengths and financial position to improve their operations significantly post-affiliation. We generally evaluate a number of areas for operational improvement when considering acquisitions, including product underwriting, expenses, the cost of reinsurance and technology.

•	Focusing on expense controls and utilization of technology to increase our operating efficiency.

          We maintain stringent expense controls with direct involvement by our senior management. We consolidate all processing and administrative activities at our home office to realize operating synergies and better control expenses. We utilize technology to automate much of our underwriting to facilitate agency and policyholder communications on an efficient and cost-effective basis. In 2002, we completed a reorganization begun in 2001 that streamlined our operations and allowed us to operate more efficiently. As a result of our focus on expense control, we have reduced our expense ratio from 35.9% for 1998 to 30.2% for 2003. We have also increased our annual premium per employee, a measure of efficiency that we use to evaluate our operations, from approximately $470,000 in 1998 to approximately $700,000 in 2003.

•	Providing responsive and friendly customer and agent service to enable us to attract new policyholders and retain existing policyholders.

          We believe that excellent policyholder service is important to attracting new policyholders and retaining existing policyholders. We work closely with our agency force to provide a consistently responsive level of claims service, underwriting and customer support. We seek to respond expeditiously and effectively to address customer and agent inquiries, including working to:

•	Quickly reply to information requests and policy submissions; and

•	Promptly respond to and process claims.

          As a part of our focus on customer service, we conduct policyholder service surveys to evaluate the effectiveness of our support programs, and our management meets frequently with agency personnel to seek service improvement recommendations, react to service issues and better understand local market conditions.

•	Maintaining premium rate adequacy to enhance our underwriting results, while maintaining our existing book of business and preserving our ability to write new business.

          We are committed to maintaining discipline in our pricing by pursuing rate increases to maintain or improve our underwriting profitability without unduly affecting our ability to attract and retain customers. In addition to pursuing appropriate pricing, we take numerous actions to ensure that our premium rates are adequate relative to our level of underwriting risk. We review loss trends on a periodic basis to identify changes in the frequency and severity of our claims and to assess the adequacy of our rates and underwriting standards. We also carefully monitor and audit the key information that we use to price our policies, enabling us to receive an adequate level of premiums for our risk. For example, we inspect and perform loss control surveys on most of the risks we insure to determine adequacy of insurance to value, assess property conditions and identify any liability exposures. We audit the payroll data of our workers’ compensation customers to verify that the assumptions we used to price a particular policy were accurate. By aggressively pursuing appropriate rate increases and thoroughly understanding the risks we insure, we are able to support our strategy of achieving consistent underwriting profitability.

Our Organizational Structure

          We conduct most of our operations through our five insurance subsidiaries. We also own 47.5% of Donegal Financial Services Corporation (“DFSC”), a registered savings and loan holding company that owns Province Bank, a federal savings bank that began operations in 2000. The Mutual Company owns the remaining 52.5% of DFSC. While not yet profitable nor material to our operations, we believe Province Bank, with total assets of $50.4 million at December 31, 2003, will complement our product offerings. The following chart depicts our organizational structure, including our principal subsidiaries.

(1)	Because of the different relative voting power of our Class A common stock and our Class B common stock, our public stockholders hold approximately 43% of the aggregate voting power.

(2)	Because of the different relative voting power of our Class A common stock and our Class B common stock, the Mutual Company holds approximately 57% of the aggregate voting power.

          Atlantic States, our largest insurance subsidiary, and the Mutual Company have a pooling agreement under which both companies are allocated a specified percentage of their combined underwriting results, excluding certain intercompany reinsurance assumed by the Mutual Company from our insurance subsidiaries. Under the terms of the pooling agreement, Atlantic States cedes its underwriting results to the Mutual Company. The Mutual Company in turn pools its underwriting results with the underwriting results of Atlantic States. The pooled underwriting results are then allocated 70% to Atlantic States and 30% to the Mutual Company. Pursuant to amendments to the pooling agreement since its commencement on October 1, 1986, the participation of Atlantic States in the underwriting results of the pool has gradually increased.

          The following chart depicts our underwriting pool:

          The pooling agreement may be amended or terminated at the end of any calendar year by agreement of the parties, subject to approval by the coordinating committee discussed below. The allocations of pool participation percentages between the Mutual Company and Atlantic States have been based on their approximate relative amounts of capital and surplus, expectations of future relative amounts of capital and surplus and our ability to raise capital for Atlantic States. We do not currently anticipate a further increase in Atlantic States’ percentage of participation in the pool, nor do we intend to terminate the participation of Atlantic States in the pooling agreement.

          The Mutual Company provides facilities, personnel and other services to us, and the related expenses are allocated between Atlantic States and the Mutual Company in relation to their relative participation in the pooling agreement. Southern reimburses the Mutual Company for its personnel costs and bears its proportionate share of information services costs based on its percentage of total written premiums of the Donegal Insurance Group. Expenses allocated to us under such agreements were $33.0 million in 2003.

          Subsequent to receipt of approval by our board and the board of the Mutual Company, all agreements and all changes to existing agreements between the Mutual Company and us are subject to approval by a coordinating committee that is comprised of two of our board members who do not serve on the Mutual Company’s board and two board members of the Mutual Company who do not serve on our board. In order to approve an agreement or a change in an agreement, our members on the coordinating committee must conclude that the agreement or change is fair to us and our stockholders, and the Mutual Company’s members on the coordinating committee must conclude that the agreement or change is fair to the Mutual Company and its policyholders.

          We believe our relationship with the Mutual Company offers us a number of competitive advantages, including:

•	Facilitating our stable management, consistent underwriting discipline, external growth and long-term profitability.

•	Creating operational and expense synergies given the combined resources and operating efficiencies of the Mutual Company and us.

•	Enhancing our ability to affiliate with and eventually acquire other mutual insurance companies.

•	Producing a more uniform and stable underwriting result from year to year than we could achieve on our own.

•	Giving Atlantic States the benefit of the underwriting capacity of the entire pool, rather than being limited by the amount of its own capital and surplus.

Acquisitions

          The following table highlights our acquisition history since 1988:

		Year
Insurance Company		Acquired	Method of
Acquired	State	by Us	Acquisition
Southern Mutual Insurance Company	Virginia	1988	Surplus note investment by the Mutual Company in 1984; demutualization in 1988; acquisition of stock by us in 1988.

Delaware Mutual Insurance Company(1)	Delaware	1995	Surplus note investment by the Mutual Company in 1993; demutualization in 1994; acquisition of stock by us in 1995.

Pioneer Mutual Insurance Company(1)	Ohio	1997	Surplus note investment by the Mutual Company in 1992; demutualization in 1993; acquisition of stock by us in 1997.

Southern Heritage Insurance Company(1)	Georgia	1998	Stock purchase in 1998.

Pioneer Mutual Insurance Company(1)	New York	2001	Surplus note investment by the Mutual Company in 1995; demutualization in 1998; acquisition of stock by us in 2001.

		Year
Insurance Company		Acquired	Method of
Acquired	State	by Us	Acquisition
Le Mars Insurance Company	Iowa	2004	Surplus note investment by the Mutual Company in 2002; demutualization approved; acquisition of stock by us as of January 1, 2004.

Peninsula Insurance Group	Maryland	2004	Stock purchase on January 6, 2004.

(1)	To reduce administrative and compliance costs and expenses, the designated entities were merged into one of our existing insurance subsidiaries.

          We generally maintain the home office of an acquired company as part of our strategy to provide local marketing, underwriting and claims servicing even if the acquired company is merged into another subsidiary.

Distribution

          Our insurance products are marketed primarily in the Mid-Atlantic and Southeast regions through approximately 1,200 insurance agencies that are comprised of approximately 6,800 agents. At December 31, 2003, the Donegal Insurance Group was licensed to do business in 15 states and operated in 14 states (Alabama, Arkansas, Connecticut, Delaware, Georgia, Louisiana, Maryland, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee and Virginia). We believe our relationships with our independent agents are valuable in identifying, obtaining and retaining profitable business. We maintain a stringent agency selection procedure that emphasizes appointing agencies with proven marketing strategies for the development of profitable business and we appoint only agencies with a strong underwriting and growth track record. We also regularly evaluate our agencies based on their profitability and performance in relation to our objectives. We seek to be among the top three insurers within each of our agencies for the lines of business we write.

          The following table sets forth the percentage of our share of 2003 direct premiums written in each of the states where we conducted business in 2003:

Pennsylvania	58.3%
Virginia	14.6
Georgia	6.3
Maryland	5.7
Delaware	5.1
Ohio	4.3
North Carolina	1.7
New York	1.4
Other	2.6

Total	100.0%

          We believe we have developed a number of policies and procedures that enable us to attract, retain and motivate our agents. The consistency, competitiveness and stability of our product offerings assists us in competing effectively for agents with other insurers whose product offerings may fluctuate based upon industry conditions. We have developed a competitive contingent commission plan for agents, under which additional commissions are payable based upon the volume of premiums produced and the profitability of the business of the agency. We provide our agents ongoing support that enables them to better attract and retain customers, including Internet-based information systems, training programs, marketing support and field visitations by our marketing personnel and senior management. Finally, we encourage our independent agencies to focus on “account selling”, or serving all of a particular insured’s property and casualty insurance needs, which we believe generally results in more favorable loss experience than covering a single risk for an individual insured.

Products

          Our personal lines of business consist primarily of automobile and homeowners insurance. Our commercial lines of business consist primarily of commercial automobile, commercial multi-peril and workers’ compensation insurance. These types of insurance are described in greater detail below:

     Personal

•	Private passenger automobile – policies that provide protection against liability for bodily injury and property damage arising from automobile accidents, and protection against loss from damage to automobiles owned by the insured.

•	Homeowners — policies that provide coverage for damage to residences and their contents from a broad range of perils, including, fire, lightning,

windstorm and theft. These policies also cover liability of the insured arising from injury to other persons or their property while on the insured’s property and under other specified conditions.

          Commercial

•	Commercial multi-peril – policies that provide protection to businesses against many perils, usually combining liability and physical damage coverages.

•	Workers’ compensation – policies purchased by employers to provide benefits to employees for injuries sustained during employment. The extent of coverage is established by the workers’ compensation laws of each state.

•	Commercial automobile – policies that provide protection against liability for bodily injury and property damage arising from automobile accidents, and protection against loss from damage to automobiles owned by the insured.

          The following table sets forth the net premiums written by line of insurance for our business for the periods indicated:

	Year Ended December 31,
	2001		2002		2003
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Net Premiums Written:
Personal lines:
Automobile	$74,396	42.0%	$84,643	43.5%	$86,644	41.9%
Homeowners	31,431	17.8	34,637	17.8	36,989	17.9
Other	5,796	3.3	6,497	3.4	6,753	3.2

Total personal lines	111,623	63.1	125,777	64.7	130,386	63.0

Commercial lines:
Automobile	16,527	9.3	17,451	9.0	18,655	9.0
Workers’ compensation	22,979	13.0	23,845	12.2	25,627	12.4
Commercial multi-peril	24,174	13.6	25,536	13.1	30,199	14.6
Other	1,725	1.0	1,895	1.0	2,114	1.0

Total commercial lines	65,405	36.9	68,727	35.3	76,595	37.0

Total business	$177,028	100.0%	$194,504	100.0%	$206,981	100.0%

Underwriting

     Our underwriting department, which is divided into personal lines underwriting and commercial lines underwriting, evaluates and selects those risks that we believe will enable us to achieve an underwriting profit. Our underwriting department has significant interaction with our independent agents regarding our underwriting philosophy and underwriting guidelines and assists our research and development department in the development of quality products at competitive prices to promote growth and profitability.

          In order to achieve underwriting profitability on a consistent basis, we:

•	assess and select quality standard and preferred risks;

•	adhere to disciplined underwriting and reunderwriting guidelines;

•	inspect substantially all commercial lines risks and a substantial number of personal lines risks; and

•	utilize various types of risk management and loss control services.

          We also review our existing policies and accounts to determine whether those risks continue to meet our underwriting guidelines. If a given policy or account no longer meets our underwriting guidelines, we will take appropriate action regarding that policy or account, including raising premium rates or non-renewing the policy to the extent permitted by applicable law.

          As part of our effort to maintain acceptable underwriting results, we conduct annual reviews of agencies that have failed to meet our underwriting profitability criteria. Our review process includes an analysis of the underwriting and reunderwriting practices of the agency, the completeness and accuracy of the applications submitted by the agency, the adequacy of the training of the agency’s staff and the agency’s record of adherence to our underwriting guidelines and service standards. Based on the results of this review process, our marketing and underwriting personnel develop, together with the agency, a plan to improve its underwriting profitability. We monitor the agency’s compliance with the plan, and take other measures as required in our judgment, including the termination of agencies that are unable to achieve acceptable underwriting profitability to the extent permitted by applicable law.

Claims

          The management of claims is a critical component of our philosophy of underwriting profitability and is fundamental to our successful operations and our dedication to excellent service.

          Our claims department rigorously manages claims to assure that legitimate claims are settled quickly and fairly and that questionable claims are identified for defense. In the majority of cases, claims are adjusted by our own personnel, whom we believe are experienced in our industry and who know our service philosophy. We provide various means of claims reporting on a 24-hour, seven day a week basis, including toll-free numbers and Internet reporting through our website. We strive to respond to notifications of claims promptly, generally within the day reported. We believe that by responding promptly to claims, we provide quality customer service and minimize the ultimate cost of the claims. We engage independent adjusters as needed to handle claims in areas in which the volume of claims is not sufficient to justify our hiring of internal claims adjusters. We also employ private investigators, structural experts and various outside legal counsel to supplement our in-house staff and assist us in the investigation of claims. We have a special investigative unit staffed by former law enforcement officers that attempts to identify and prevent fraud and abuse and to control questionable claims.

          Our claims department management develops and implements policies and procedures for the establishment of adequate claim reserves. The management and staff of our claims department resolve policy coverage issues, manage and process reinsurance recoveries and handle salvage and subrogation matters. Our litigation and personal injury sections manage all claims litigation, and all branch office claims above $35,000 require home office review and settlement authorization. Claims adjusters are given reserving and settlement authority based upon their experience and demonstrated abilities. Larger or more complicated claims require consultation and approval of senior department management.

          Our field office staff is supported by home office technical, litigation, material damage, subrogation and medical audit personnel who provide specialized claims support.

Liabilities for Losses and Loss Expenses

          Liabilities for losses and loss expenses are estimates at a given point in time of what an insurer expects to pay to claimants, based on facts and circumstances then known, and it can be expected that the insurer’s ultimate liability for losses and loss expenses will exceed or be less than such estimates. Our estimates of liabilities for losses and loss expenses are based on estimates of future trends and claims severity, judicial theories of liability and other factors. However, during the loss adjustment period, we may learn additional facts regarding individual claims, and consequently it often becomes necessary to refine and adjust our estimates of our liability. We reflect any adjustments to our liabilities for losses and loss expenses in our operating results in the period in which the changes in estimates are made.

          We maintain liabilities for the eventual payment of losses and loss expenses with respect to both reported and unreported claims. Liabilities for loss expenses are intended to cover the ultimate costs of settling all losses, including investigation and litigation costs from such losses. We base the amount of liability for reported losses primarily upon a case-by-case evaluation of the type of risk involved, knowledge of the circumstances surrounding each claim and the insurance policy provisions relating to the type of loss. We determine the amount of our liability for unreported claims and loss expenses on the basis of historical information by line of insurance. We account for inflation in the reserving function through analysis of costs and trends and reviews of historical reserving results. We closely monitor our liabilities and recompute them periodically using new information on reported claims and a variety of statistical techniques. Our liabilities for losses are not discounted.

          The establishment of appropriate liabilities is an inherently uncertain process, and there can be no assurance that the ultimate liability will not exceed our loss and loss expense reserves and have an adverse effect on our results of operations and financial condition. As is the case for substantially all property and casualty insurance companies, we have found it necessary in the past to revise our estimated future liabilities for losses and loss expenses, and further adjustments could be required in the future. On the basis of our internal procedures, which analyze, among other things, our experience with similar cases and historical trends such as reserving patterns, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes, we believe that adequate provision has been made for our liability for losses and loss expenses.

          Differences between liabilities reported in our financial statements prepared on the basis of GAAP and our insurance subsidiaries’ financial statements prepared on a statutory accounting basis (“SAP”) result from anticipating salvage and subrogation recoveries for GAAP but not for SAP. These differences amounted to $8.2 million, $7.3 million and $7.2 million at December 31, 2001, 2002 and 2003, respectively.

          The following table sets forth a reconciliation of our beginning and ending net liability for unpaid losses and loss expenses for the periods indicated:

	Year Ended December 31,
(in thousands)	2001	2002	2003
Gross liability for unpaid losses and loss expenses at beginning of year	$156,476	$179,840	$210,692
Less reinsurance recoverable	53,767	65,296	79,584

Net liability for unpaid losses and loss expenses at beginning of year	102,709	114,544	131,108
Provision for net losses and loss expenses for claims incurred in the current year	110,143	122,434	126,693
Change in provision for estimated net losses and loss expenses for claims incurred in prior years	8,035	6,834	(450)

Total incurred	118,178	129,268	126,243
Net losses and loss payments for claims incurred during:
The current year	63,290	67,656	72,187
Prior years	43,053	45,048	46,268

Total paid	106,343	112,704	118,455
Net liability for unpaid losses and loss expenses at end of year	114,544	131,108	138,896
Plus reinsurance recoverable	65,296	79,584	79,018

Gross liability for unpaid losses and loss expenses at end of year	$179,840	$210,692	$217,914

          We recognized an increase (decrease) in the liability of losses and loss expenses for prior years of $8.0 million, $6.8 million and $(450,110) in 2001, 2002 and 2003, respectively. These developments are primarily attributable to variations from expected claim severity in the private passenger and commercial automobile liability, workers’ compensation and commercial multiple peril lines of business.

          The following table sets forth the development of our liability for net unpaid losses and loss expenses from 1993 to 2003, with supplemental loss data for 2002 and 2003. Loss data in the table includes business we are allocated from the Mutual Company as part of the pooling agreement.

     “Net liability at end of year for unpaid losses and loss expenses” sets forth the estimated liability for net unpaid losses and loss expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of net losses and loss expenses for claims arising in the current and all prior years that are unpaid at the balance sheet date, including losses incurred but not reported.

     The “Net liability reestimated as of” portion of the table shows the reestimated amount of the previously recorded liability based on experience for each succeeding year. The estimate is increased or decreased as payments are made and more information becomes known about the severity of the remaining unpaid claims. For example, the 1993 liability has developed a redundancy after nine years, in that reestimated net losses and loss expenses are expected to be $12.8 million less than the estimated liability initially established in 1993 of $52.8 million.

          The “Cumulative (excess) deficiency” shows the cumulative excess or deficiency at December 31, 2003 of the liability estimate shown on the top line of the corresponding column. An excess in liability means that the liability established in prior years exceeded actual net losses and loss expenses or were reevaluated at less than the original amount. A deficiency in liability means that the liability established in prior years was less than actual net losses and loss expenses or were reevaluated at more than the original amount.

          The “Cumulative amount of liability paid through” portion of the table shows the cumulative net losses and loss expense payments made in succeeding years for net losses incurred prior to the balance sheet date. For example, the 1994 column indicates that as of December 31, 2003 payments equal to $49.3 million of the currently reestimated ultimate liability for net losses and loss expenses of $49.5 million had been made.

          During 2000, 2001 and 2002, we experienced deficiencies in reserves for certain prior years. These deficiencies were primarily related to the workers’ compensation, private passenger automobile, commercial automobile and commercial multiple-peril lines of business.

	Year Ended December 31,
(in thousands)	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003
Net liability at end of year for unpaid losses and loss expenses	$52,790	$63,317	$75,372	$78,889	$80,256	$96,015	$99,234	$102,709	$114,544	$131,108	$138,896
Net liability reestimated as of:
One year later	50,583	60,227	72,380	77,400	77,459	95,556	100,076	110,744	121,378	130,658

Two years later	48,132	56,656	70,451	73,438	76,613	95,315	103,943	112,140	120,548

Three years later	44,956	54,571	66,936	71,816	74,851	94,830	104,073	110,673

Four years later	42,157	51,825	64,356	69,378	73,456	94,354	101,880

Five years later	41,050	50,493	63,095	69,485	73,103	93,258

Six years later	40,572	49,593	62,323	69,949	72,706

Seven years later	39,991	49,504	62,534	69,415

Eight years later	40,113	49,758	62,067

Nine years later	40,131	49,539

Ten years later	40,016

Cumulative (excess) deficiency	$(12,774)	$(13,778)	$(13,305)	$(9,474)	$(7,550)	$(2,757)	$2,646	$7,964	$6,004	$(450)

Cumulative amount of liability paid through:
One year later	$16,126	$19,401	$24,485	$27,229	$27,803	$37,427	$39,060	$43,053	$45,048	$46,268
Two years later	25,393	30,354	37,981	41,532	46,954	57,347	60,622	67,689	70,077
Three years later	32,079	38,684	47,027	53,555	58,883	69,973	76,811	82,268
Four years later	36,726	43,655	53,276	59,995	65,898	78,757	85,453
Five years later	39,122	46,331	56,869	63,048	70,642	83,038
Six years later	40,440	47,802	58,286	65,595	72,801
Seven years later	40,903	48,520	59,160	66,976
Eight years later	41,152	48,925	59,802
Nine years later	39,877	49,288
Ten years later	40,110

	Year Ended December 31
	1995	1996	1997	1998	1999	2000	2001	2002	2003
					(in thousands)
Gross liability at end of year	$108,118	$113,346	$115,801	$136,727	$144,180	$156,476	$179,840	$210,692	$217,914
Reinsurance recoverable	32,746	34,457	35,545	40,712	44,946	53,767	65,296	79,584	79,018
Net liability at end of year	75,372	78,889	80,256	96,015	99,234	102,709	114,544	131,108	138,896
Gross reestimated liability – latest	83,265	101,136	104,328	127,657	154,481	172,905	195,097	214,635
Reestimated recoverable – latest	21,198	31,721	31,622	34,399	52,601	62,232	74,549	83,977
Net reestimated liability – latest	62,067	69,415	72,706	93,258	101,880	110,673	120,548	130,658
Gross cumulative deficiency (excess)	(24,853)	(12,210)	(11,473)	(9,070)	10,301	16,429	15,257	3,943

Technology

          The Mutual Company owns our technology systems, and we use them pursuant to an intercompany agreement. Our technology systems consist of an integrated central processing computer, a series of server-based computer networks and various communications systems that allow our home office and branch offices to utilize the same systems for the processing of business. The Mutual Company maintains backup facilities and systems through a contract with a leading provider of computer disaster recovery sites, and these backup facilities and systems are tested on a regular basis. Atlantic States and Southern bear their proportionate share of information services expenses based on their percentages of the total net written premiums of the Donegal Insurance Group.

          Our business strategy depends on the use, development and implementation of integrated technology systems. These systems enable us to provide a high level of service to our agents and policyholders by processing our business in a timely and efficient manner, communicating and sharing data with our agents, providing a variety of methods for the payment of premiums and allowing for the accumulation and analysis of information for our management.

          We believe the implementation of our various technology systems has resulted in improved service to our agents and customers and increased efficiencies in the processing of our business, resulting in lower operating costs. Two of the key components of our integrated system are our agency interface system and our imaging system. Our agency interface system provides us with a high level of data sharing both to, and from, our agents’ systems and also provides our agents with an integrated means of processing new business. Our imaging system reduces our need to handle paper files, while providing greater access to the same information by a variety of personnel.

Third Party Reinsurance

          We and the Mutual Company use several different reinsurers, all of which, consistent with our requirements, have an A.M. Best rating of A- (Excellent) or better or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A- rating.

          The external reinsurance we and the Mutual Company purchase includes:

•	“excess of loss reinsurance,” under which our losses are automatically reinsured, through a series of contracts, over a set retention ($300,000 for 2003), and

•	“catastrophic reinsurance,” under which we recover, through a series of contracts, between 95% and 100% of an accumulation of many losses resulting from a single event, including natural disasters ($3.0 million retention for 2003).

     The amount of coverage provided under each of these types of reinsurance depends upon the amount, nature, size and location of the risk being reinsured.

          Our principal third party reinsurance agreement in 2003 was a multi-line per risk excess of loss treaty with GMAC Re Corporation, Dorinco Reinsurance Company and Erie Insurance Group that provides coverage up to $1.0 million for both property and liability losses.

          For property insurance, we also have excess of loss treaties that provide for additional coverage over the multi-line treaty up to $2.5 million per occurrence. For liability insurance, we have excess of loss treaties that provide for additional coverage over the multi-line treaty up to $40.0 million per occurrence. For workers’ compensation insurance, we have excess of loss treaties that provide for additional coverage over the multi-line treaty up to $5.0 million on any one life.

          We have property catastrophe coverage through a series of layered treaties up to aggregate losses of $80.0 million for the Donegal Insurance Group for any single event. This coverage is provided through as many as twenty reinsurers on any one treaty with no reinsurer taking more than 20.0% of any one contract.

          On both property and casualty insurance, we and the Mutual Company purchase facultative reinsurance to cover exposures from losses that exceed the limits provided by our respective treaty reinsurance.

Competition

          The property and casualty insurance industry is highly competitive on the basis of both price and service. There are numerous companies competing for business in the geographic areas where we operate, many of which are substantially larger and have greater financial resources than we do, and no single company dominates. In addition, because our insurance products and those of the Mutual Company are marketed exclusively through independent insurance agencies, most of which represent more than one insurance company, we face competition within agencies as well as competition to retain qualified independent agencies.

Investments

          Our return on invested assets is an important element of our financial results, and our investment strategy is to generate sufficient after-tax income on invested assets while minimizing credit risk through investments in high-quality securities. As a result, we seek to invest a high percentage of our funds in a diversified, highly rated and readily marketable group of fixed-maturity instruments. Our fixed-maturity portfolio consists of both taxable and tax-exempt securities. We maintain a sufficient portion of our portfolio in short-term securities, such as investments in commercial paper, to provide liquidity for the payment of claims and operation of our business and maintain a small percentage of our portfolio in equity securities.

          At December 31, 2003, all of our debt securities were rated investment grade with the exception of one unrated obligation of $252,500 and the investment portfolio did not contain any mortgage loans or any non-performing assets.

          The following table shows the composition of our debt securities investment portfolio (at carrying value), excluding short-term investments, by rating as of December 31, 2003:

	December 31, 2003
(dollars in thousands)	Amount	Percent
Rating(1)
U.S. Treasury and U.S. agency securities(2)	$125,520	40.30%
Aaa or AAA	100,278	32.19
Aa or AA	54,109	17.37
A	26,411	8.48
BBB	4,913	1.58
Not rated(3)	253	.08

Total	$311,484	100.00%

(1)	Ratings assigned by Moody’s Investors Services, Inc. or Standard & Poor’s Corporation.

(2)	Includes mortgage-backed securities of $25,882,579.

(3)	Represents one unrated obligation of The Lancaster County Hospital Authority Mennonite Home Project that our management believes to be equivalent to investment grade securities with respect to repayment risk.

          We invest in both taxable and tax-exempt securities as part of our strategy to maximize after-tax income. Our strategy considers, among other factors, the alternative minimum tax. Tax-exempt securities made up approximately 30.9%, 41.0% and 41.6% of our debt securities investment portfolio at December 31, 2001, 2002 and 2003, respectively.

          The following table shows the classification of our investments (at carrying value) at December 31, 2001, 2002 and 2003:

	December 31,
	2001		2002		2003
		Percent		Percent		Percent
		of		of		of
(dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Fixed maturities(1):
Held to maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$23,809	7.9%	$12,641	3.8%	$29,131	6.9%
Canadian government obligation	499	0.2	499	0.2	499	0.1
Obligations of states and political subdivisions	24,982	8.3	33,892	10.2	45,188	10.7
Corporate securities	27,423	9.1	29,552	8.9	25,192	6.0
Mortgage-backed securities	8,610	2.9	10,118	3.0	13,041	3.1

Total held to maturity	85,323	28.4	86,702	26.1	113,051	26.8

Available for sale:

	December 31,
	2001		2002		2003
		Percent		Percent		Percent
		of		of		of
(dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
U.S. Treasury securities and obligations of U.S. government corporations and agencies	68,975	23.0	58,287	17.5	70,507	16.7
Obligations of states and political subdivisions	55,147	18.3	81,446	24.5	84,386	20.0
Corporate securities	34,807	11.6	36,863	11.1	30,699	7.3
Mortgage-backed securities	14,790	4.9	18,136	5.5	12,841	3.1

Total available for sale	173,719	57.8	194,732	58.6	198,433	47.1

Total fixed maturities	259,042	86.2	281,434	84.7	311,484	73.9
Equity securities(2)	17,517	5.8	21,836	6.6	31,448	7.5
Short-term investments(3)	24,074	8.0	29,029	8.7	78,344	18.6

Total investments	$300,633	100.0%	$332,299	100.0%	$421,276	100.0%

(1)	We account for our investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting For Certain Investments in Debt and Equity Securities.” See Notes 1 and 3 to the Consolidated Financial Statements incorporated by reference herein. Fixed maturities classified as held to maturity are valued at amortized cost; those fixed maturities classified as available for sale are valued at fair value. Total fair value of fixed maturities classified as held to maturity was $86.9 million at December 31, 2001, $89.8 million at December 31, 2002 and $116.1 million at December 31, 2003. The amortized cost of fixed maturities classified as available for sale was $170.3 million at December 31, 2001, $187.5 million at December 31, 2002 and $192.1 million at December 31, 2003.

(2)	Equity securities are valued at fair value. Total cost of equity securities was $16.6 million at December 31, 2001, $21.6 million at December 31, 2002 and $29.6 million at December 31, 2003.

(3)	Short-term investments are valued at cost, which approximates market.

          The following table sets forth the maturities (at carrying value) in our fixed maturity and short-term investment portfolio at December 31, 2001, December 31, 2002 and December 31, 2003:

	December 31,
	2001		2002		2003
		Percent		Percent		Percent
		of		of		of
(dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Due in(1):
One year or less	$37,120	13.1%	$47,034	15.1%	$92,396	23.7%
Over one year through three years	44,845	15.8	47,367	15.3	46,840	12.0
Over three years through five years	69,585	24.6	66,655	21.5	64,331	16.5
Over five years through ten years	96,642	34.1	64,271	20.7	73,057	18.7
Over ten years through fifteen years	7,573	2.7	52,517	16.9	81,016	20.8
Over fifteen years	3,951	1.4	4,365	1.4	6,306	1.6
Mortgage-backed securities	23,400	8.3	28,254	9.1	25,882	6.7

	$283,116	100.0%	$310,463	100.0%	$389,828	100.0%

(1)	Based on stated maturity dates with no prepayment assumptions. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

          As shown above, we held investments in mortgage-backed securities having a carrying value of $25.9 million at December 31, 2003. Our mortgage-backed securities consist primarily of investments in governmental agency balloon pools with stated maturities of five and seven years. The stated maturities of these investments limits our exposure to extension risk should interest rates rise and prepayments decline. We perform an analysis of the underlying loans when evaluating a mortgage-backed security for purchase, and we select those securities that we believe will provide a return that properly reflects the prepayment risk associated with the underlying loans.

          Our investment results for the years ended December 31, 2001, 2002 and 2003 are shown in the following table:

	Year Ended December 31,
(dollars in thousands)	2001	2002	2003
Invested assets(1)	$294,989	$316,466	$376,788
Investment income(2)	15,886	14,581	13,316
Average yield	5.3%	4.6%	3.5%

(1)	Average of the aggregate invested amounts at the beginning and end of the period.

(2)	Investment income is net of investment expenses and does not include realized investment gains or losses or provision for income taxes.

A.M. Best Rating

          Currently, the A.M. Best rating of Atlantic States, Southern and the Mutual Company is A (Excellent), based upon their respective current financial condition and historical statutory results of operations and retrocessional agreements. We believe that our A.M. Best rating is an important factor in marketing our products to our agents and customers. A.M. Best’s ratings are industry ratings based on a comparative analysis of the financial condition and operating performance of insurance companies as determined by their publicly available reports. A.M. Best’s classifications are A++ and A+ (Superior), A and A- (Excellent), B++ and B+ (Very Good), B and B- (Good), C++ and C+ (Fair), C and C- (Marginal), D (Below Minimum Standards) and E and F (Liquidation). A.M. Best’s ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors. According to A.M. Best, an “Excellent” rating is assigned to those companies that, in A.M. Best’s opinion, have achieved excellent overall performance when compared to the norms of the property and casualty insurance industry and have generally demonstrated a strong ability to meet policyholder and other contractual obligations.

Regulation

          Insurance companies are subject to supervision and regulation in the states in which they transact business. Such supervision and regulation relate to numerous aspects of an insurance company’s business and financial condition. The primary purpose of such supervision and regulation is the protection of policyholders. The extent of such regulation varies, but generally derives from state statutes that delegate regulatory, supervisory and administrative authority to state insurance departments. Accordingly, the authority of the state insurance departments includes the establishment of standards of solvency that must be met and maintained by insurers, the licensing to do business of insurers and agents, the nature of and limitations on investments, premium rates for property and casualty insurance, the provisions that insurers must make for current losses and future liabilities, the deposit of securities for the benefit of policyholders, the approval of policy forms, notice requirements for the cancellation of policies and the approval of certain changes in control. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies.

          In addition to state-imposed insurance laws and regulations, the National Association of Insurance Commissioners (“NAIC”) has established a risk-based capital system for assessing the adequacy of statutory capital and surplus that augments the states’ current fixed dollar minimum capital requirements for insurance companies. At December 31, 2003, our insurance subsidiaries and the Mutual Company each exceeded the minimum levels of statutory capital required by the risk-based capital rules. There can be no assurance that the statutory capital requirements applicable to our insurance subsidiaries or the Mutual Company will not increase in the future.

          Generally, every state has guaranty fund laws under which insurers licensed to do business in the state can be assessed on the basis of premiums written by the insurer in that state in order to fund policyholder liabilities of insolvent insurance companies. Under these laws in general, an insurer is subject to assessment, depending upon its market share of a given line of business, to assist in the payment of policyholder claims against insolvent insurers. Atlantic States, Southern and the Mutual Company have made accruals for their portion of assessments related to such insolvencies based upon the most current information furnished by the guaranty associations. During 2001, 2002 and 2003, we incurred assessments totaling $1.3 million, $486,000 and $217,000, respectively, from the Pennsylvania Insurance Guaranty Association primarily relating to the insolvencies of three medical malpractice insurers and Reliance Insurance Company.

          Most states have enacted legislation that regulates insurance holding company systems. Each insurance company in the holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. Pursuant to these laws, the respective insurance departments may examine our insurance subsidiaries or the Mutual Company at any time, require disclosure of material transactions by the holding company and require prior notice or prior approval of certain transactions, such as “extraordinary dividends” from the insurance subsidiaries to the holding company.

          The Pennsylvania Insurance Holding Companies Act requires that all transactions within a holding company system to which an insurer is a party must be fair and reasonable and that any charges or fees for services performed must be reasonable. Any management agreement, service agreement, cost sharing arrangement and reinsurance agreement must be filed with the Pennsylvania Insurance Department and is subject to Department review. The pooling agreement and other intercompany reinsurance agreements were accordingly filed with the Pennsylvania Insurance Department. The Pennsylvania Insurance Department has never provided any notification of disapproval to any member of the Mutual Company or us.

          Approval of the applicable insurance commissioner is also required prior to consummation of transactions affecting the control of an insurer. In some states, including Pennsylvania, the acquisition of 10% or more of the outstanding capital stock of an insurer or its holding company creates a rebuttable presumption of a change in control. Pursuant to an order issued in April 2003, the Pennsylvania Insurance Department approved the Mutual Company’s ownership of up to 70% of our outstanding Class A common stock and up to 100% of our outstanding Class B common stock. Insurance holding company laws also require notice to the applicable insurance commissioner of certain material transactions between an insurer and any person in its holding company system and, in some states, certain of such transactions cannot be consummated without the prior approval of the applicable insurance commissioner.

          We are required to participate in involuntary insurance programs for automobile insurance, as well as other property and casualty insurance lines, in states in which we operate. These programs include joint underwriting associations, assigned risk plans, fair access to insurance requirements (FAIR) plans, reinsurance facilities and windstorm plans. Legislation establishing these programs requires all companies that write lines covered by these programs to provide coverage, either directly or through reinsurance, for insureds who cannot obtain insurance in the voluntary market. The legislation creating these programs usually allocates a pro rata portion of risks attributable to such insureds to each company on the basis of direct premiums written or the number of automobiles insured in the particular state. Generally, state law requires participation in such programs as a condition to doing business. The loss ratio on insurance written under involuntary programs has traditionally been greater than the loss ratio on insurance written in the voluntary market.

          Our insurance subsidiaries are restricted by the insurance laws of their respective states of domicile as to the amount of dividends or other distributions they may pay to us without the prior approval of the respective state regulatory authorities. Generally, the maximum amount that may be paid by an insurance subsidiary during any year after notice to, but without prior approval of, the insurance commissioners of these states is limited to a stated percentage of that subsidiary’s statutory capital and surplus as of the end of the preceding year or the net income excluding realized capital gains of the subsidiary for the preceding year. As of December 31, 2003, the amount of dividends Atlantic States and Southern could pay us during 2004 without the prior approval of the various insurance commissioners was $13.3 million and $4.1 million, respectively.

The Mutual Company

          The Mutual Company was organized in 1889. At December 31, 2003, the Mutual Company had admitted assets of $214.6 million and policyholders’ surplus of $84.9 million. At December 31, 2003, the Mutual Company had no debt and, of its total liabilities of

$129.7 million, reserves for net losses and loss expenses accounted for $62.3 million and unearned premiums accounted for $33.3 million. Of the Mutual Company’s investment portfolio of $135.5 million at December 31, 2003, investment-grade bonds accounted for $24.4 million and mortgages accounted for $4.2 million. At December 31, 2003, the Mutual Company owned 4,139,792 shares, or approximately 42%, of our Class A common stock, which were carried on the Mutual Company’s books at $56.7 million, and 1,852,088 shares, or approximately 62%, of our Class B common stock, which were carried on the Mutual Company’s books at $25.4 million. The foregoing financial information is presented on the statutory basis of accounting required by the NAIC Accounting Practices and Procedures Manual. The Mutual Company does not, nor is it required to, prepare financial statements in accordance with GAAP.

Donegal Financial Services Corporation

          Because of our and the Mutual Company’s ownership of DFSC, both we and the Mutual Company are regulated as unitary savings and loan holding companies. As such, both we and the Mutual Company are subject to regulation by the Office of Thrift Supervision, or the OTS, under the holding company provisions of the federal Home Owners’ Loan Act, or HOLA. As a federally chartered and insured stock savings association, Province Bank is subject to regulation and supervision by the OTS, which is the primary federal regulator of savings associations, and by the Federal Deposit Insurance Corporation, in its role as federal deposit insurer. The primary purpose of the statutory and regulatory scheme is to protect depositors, the financial institutions and the financial system as a whole rather than the shareholders of financial institutions or their holding companies.

          Transactions between a savings association and its “affiliates” are subject to quantitative and qualitative restrictions under Sections 23A and 23B of the Federal Reserve Act. Affiliates of a savings association include, among other entities, the savings association’s holding company and non-banking companies that are under common control with the savings association. These affiliate restrictions apply to transactions between DFSC and Province Bank, on the one hand, and us and our insurance subsidiaries, on the other hand. These restrictions also apply to transactions among DFSC, Province Bank and the Mutual Company.

Cautionary Statement Regarding Forward-Looking Statements

          This annual report and the documents incorporated by reference into this annual report contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include certain discussions relating to underwriting, premium and investment income volume, business strategies, reserves, profitability and business relationships and our other business activities during 2004 and beyond. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “objective,” “project,” “predict,” “potential,” “goal” and similar expressions. These forward-looking statements reflect our current views about future events, are based on our current assumptions and are subject to known and unknown risks and uncertainties that may cause our results, performance or achievements to differ materially from those anticipated in or implied by those statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict. Such factors may include those described under “Risk Factors.” The forward-looking statements contained in this annual report reflect our views and assumptions only as of the date of this annual report. Except as required by law, we do not intend to, and assume no responsibility for, updating any forward-looking statements. We qualify all of our forward-looking statements by these cautionary statements.

Risk Factors

          Risks Relating to Us and Our Business

          Our operations are interrelated with those of the Mutual Company, which is our controlling stockholder, and potential conflicts exist between the best interests of our stockholders and the best interests of the policyholders of the Mutual Company.

          The Mutual Company, which currently owns shares of our common stock generally entitling it to cast approximately 57% of the aggregate votes eligible to be cast by our stockholders at any meeting of stockholders, controls the election of the members of our board of directors, and four of the seven members of our board of directors are also members of the board of directors of the Mutual Company. These directors have a fiduciary duty to our stockholders, and also have a fiduciary duty to the policyholders of the Mutual Company. Our executive officers have the same positions with both the Mutual Company and us, and therefore have competing fiduciary duties. Certain potential and actual conflicts of interest arise from these separate fiduciary duties. Among these conflicts of interest are:

•	We and the Mutual Company periodically review the percentage participation rate of Atlantic States in the underwriting pool.

•	We and the Mutual Company must annually establish the terms of certain inter-company reinsurance agreements.

•	We and the Mutual Company must make judgments about the allocation of shared expenses between the Mutual Company and us in accordance with various inter-company expense-sharing agreements.

•	We may enter into other transactions and contractual relationships with the Mutual Company and its subsidiaries.

          As a consequence, we and the Mutual Company have established a coordinating committee that consists of two of our directors who are not directors of the Mutual Company and two directors of the Mutual Company who are not members of our board of directors. Under our by-laws and those of the Mutual Company, any new agreement or transaction between the Mutual Company and us, as well as any proposed change to an existing agreement between the Mutual Company and us, must first be submitted to the Mutual Company’s and our boards of directors for approval. If approved by both boards of directors, the proposed agreement or transaction, or the change in an existing agreement, must receive the approval of the coordinating committee. Coordinating committee approval is granted only if both of our coordinating committee members conclude that the new agreement or transaction or proposed change in an existing agreement is fair and equitable to us and our stockholders and both of the Mutual Company’s coordinating committee members conclude that the new agreement or transaction or proposed change in an existing agreement is fair and equitable to the Mutual Company and its policyholders.

          The Mutual Company has the ability to determine the outcome of all matters submitted for approval by our stockholders. The price of our Class A common stock may be adversely affected because of the Mutual Company’s ownership of our Class A common stock and Class B common stock or by the difference in voting power between our Class A common stock and Class B common stock.

          Each share of our Class A common stock has one-tenth of a vote per share and generally can vote as a separate class only on matters pertaining to the rights of holders of Class A common stock. Voting control of the Company is vested in the Mutual Company. The Mutual Company owns approximately 42% of our outstanding Class A common stock and approximately 62% of our outstanding Class B common stock and controls approximately 57% of the votes that may be cast on any matter submitted to a vote of our stockholders. The Mutual Company has sufficient voting control to:

•	elect a majority of our board of directors, who in turn determines our management and policies; and

•	control the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.

          The interests of the Mutual Company may conflict with the interests of our other stockholders. In addition, the voting power of the Mutual Company may have a negative effect on the price of our Class A common stock.

          Our results of operations could suffer if the Mutual Company were to experience unusually severe or frequent losses or were not able to price its premiums adequately.

          Our insurance subsidiary, Atlantic States, participates in a pooling agreement with the Mutual Company, under which the parties share the underwriting results on substantially all of the property and casualty insurance business written by both companies. Under the terms of the pooling agreement, Atlantic States has a 70% share of the results of the pool and the Mutual Company has a 30% share of the results of the pool. The allocation of pool participation percentages between the Mutual Company and Atlantic States has been established based on the pool participants’ relative amounts of capital and surplus, expectations of future relative amounts of capital and surplus and our ability to raise capital for Atlantic States. We do not expect the allocation to change in the foreseeable future.

          Because of the pooled business allocated to us, our insurance operations are interrelated with the insurance operations of the Mutual Company, and our results of operations are dependent, in part, upon the underwriting results of the Mutual Company. Although the underwriting pool is intended to produce a more uniform and stable underwriting result from year to year for the participants in the pool than they would experience individually and to spread the risk of loss among the participants, if the Mutual Company experiences unusually severe or frequent losses or does not adequately price its premiums, our business, financial condition and results of operations could suffer.

          We currently conduct business in a limited number of states, with a concentration of business in Pennsylvania and Virginia. Any single catastrophe occurrence or other condition affecting losses in these states could adversely affect our results of operations.

          We conduct business in states located primarily in the Mid-Atlantic and Southeastern portions of the United States. A substantial portion of our business is private passenger and commercial automobile, homeowners and workers’ compensation insurance in Pennsylvania and Virginia. While we actively manage our exposure to catastrophes through our underwriting process and the purchase of reinsurance, a single catastrophe occurrence, destructive weather pattern, general economic trend, terrorist attack, regulatory development or other condition affecting one or more of the states in which we conduct substantial business could materially adversely affect our business, financial condition and results of operations. Common catastrophic events include hurricanes, earthquakes, tornadoes, wind and hail storms, fires, explosions and severe winter storms.

          Our business, financial condition and results of operations may be adversely affected if the independent agents that market our products do not maintain their current levels of premium writing, fail to comply with established underwriting guidelines or otherwise inappropriately market our products.

          We market our insurance products solely through a network of approximately 1,200 independent insurance agencies, with approximately 6,800 agents. Our agency force is one of the most important components of our competitive profile. As a result, we are materially dependent upon these independent agents, each of whom has the authority to bind us to insurance contracts. To the extent that these independent agents’ marketing efforts cannot be maintained at their current levels of volume and quality or they bind us to unacceptable insurance risks, fail to comply with our established underwriting guidelines or otherwise inappropriately market our products, our business, financial condition and results of operations will suffer.

          Our business may not continue to grow and may be materially adversely affected if we cannot retain existing, and attract new, independent agents or if insurance consumers increase their use of other insurance delivery systems.

          The continued growth of our business will depend materially upon our ability to retain existing, and attract new, independent agents. If independent agencies find it easier to do business with our competitors, it would be difficult for us to retain our existing business or attract new business. While we believe we maintain good relationships with our independent agents, we cannot be certain that these independent agents will continue to sell our products to the consumers they represent. Some of the factors that could adversely affect our ability to retain existing, and attract new, independent agents include:

•	the significant competition among our competitors to attract independent agents;

•	our intense and time-consuming process to select a new independent agent;

•	our stringent criteria that require independent agents to adhere to consistent underwriting standards; and

•	our ability to pay competitive and attractive commissions, bonuses and other incentives to independent agents as compensation for selling our products.

          While we sell insurance solely through our network of independent agents, many of our competitors sell insurance through a variety of delivery methods, including independent agents, captive agencies, the Internet and direct sales. To the extent that individuals represented by our independent agents change their delivery system preference, our business, financial condition and results of operations may be adversely affected.

          We are dependent on dividends from our insurance subsidiaries for the payment of our operating expenses, our debt service and dividends to stockholders; however, our insurance subsidiaries may be unable to pay dividends to us.

          As a holding company, we rely primarily on dividends from our insurance subsidiaries as a source of funds to meet our corporate obligations. Payment of dividends by our insurance subsidiaries is subject to regulatory restrictions and depends on the surplus of our subsidiaries. From time to time, the NAIC and various state insurance regulators consider modifying the method of determining the amount of dividends that may be paid by an insurance company without prior regulatory approval. The maximum amount of dividends that Atlantic States and Southern, our insurance subsidiaries during 2003, can pay us in 2004 without prior regulatory approval is approximately $17.4 million. In addition, state insurance regulators have broad discretion to limit the payment of dividends by our insurance subsidiaries in the future. The ability of our insurance subsidiaries to pay dividends to us may be further constrained by business and regulatory considerations, such as the impact of dividends on surplus that could affect our ratings, competitive position, the amount of premiums that we can write and our ability to pay future dividends.

          If the A.M. Best rating assigned to the Mutual Company or our insurance subsidiaries is significantly downgraded, our competitive position would be adversely affected.

          Industry ratings are a factor in establishing the competitive position of insurance companies. Our insurance subsidiaries and the Mutual Company are rated by A.M. Best, an industry-accepted source of insurance company financial strength ratings. A.M. Best ratings are specifically designed to provide an independent opinion of an insurance company’s financial health and its ability to meet ongoing obligations to policyholders. We believe that the financial strength rating of A.M. Best is material to our insurance operations. Currently, the Mutual Company, Atlantic States and Southern each have an A (Excellent)

rating from A.M. Best. If the Mutual Company or any of our insurance subsidiaries were to be downgraded by A.M. Best, it would adversely affect our competitive position and make it more difficult for us to market our products and retain our existing policyholders.

          Our strategy to grow in part through acquisitions of smaller insurance companies exposes us to a number of risks that could adversely affect our results of operations and financial condition.

          The acquisition of smaller and undercapitalized insurance companies involves a number of risks that could adversely affect our results of operations and financial condition. The risks associated with the acquisition of this type of company include:

•	the inadequacy of reserves for loss and loss expenses;

•	the need to supplement management with additional experienced personnel;

•	conditions imposed by regulatory agencies that make the realization of cost-savings through integration of operations more difficult;

•	a need for additional capital that was not anticipated at the time of the acquisition; and

•	the use of more of our management’s time than was originally anticipated.

          If we cannot obtain sufficient capital to fund our organic growth and acquisitions, we may not be able to expand our business.

          Our strategy is to expand our business through organic growth and through strategic acquisitions of regional insurance companies. We will require additional capital in the future to support this objective. If we are unable to obtain sufficient capital on satisfactory terms and conditions, we may not be able to expand our business or make future acquisitions. Our ability to obtain additional financing will depend on a number of factors, many of which are beyond our control. For example, we may not be able to obtain additional financing because we may already have substantial debt at the time or because we do not have sufficient cash flow to service or repay our existing or additional debt. In addition, any equity capital we obtain in the future could be dilutive to our existing stockholders.

          Many of our competitors are financially stronger than we are and may be able to offer lower-priced products with which we may be unable to compete.

          The property and casualty insurance industry is intensely competitive. Competition is based on many factors, including the perceived financial strength of the insurer, premiums charged, policy terms and conditions, policyholder service, reputation and experience. We compete with many regional and national property and casualty insurance companies, including direct sellers of insurance products, insurers having their own agency organizations and other insurers represented by independent agents. Many of these insurers are better capitalized than we are, have substantially greater financial, technical and operating resources and have equal or higher ratings from A.M. Best. In addition, our competition may become increasingly better capitalized in the future as the traditional barriers between insurance companies, banks and other financial institutions erode and as the property and casualty insurance industry continues to consolidate.

          The greater capitalization of many of our competitors enables them to operate with lower profit margins and, therefore, allows them to market their products more aggressively, take advantage more quickly of new marketing opportunities and offer lower premium rates. We may not be able to maintain our current competitive position in the markets in which we operate if our competitors offer prices on products that are lower than the prices we can offer. Moreover, if our competitors lower the price of their products and we meet their pricing, our profit margins and revenues may be reduced and our ratios of claims and expenses to premiums may increase, which may materially adversely affect our business, financial condition and results of operations.

          Because our investment portfolio is made up primarily of fixed-income securities, our investment income and the fair value of our investment portfolio could suffer as a result of a number of factors.

          We invest the premiums we receive from our policyholders and maintain an investment portfolio that consists primarily of fixed-income securities. The management of our investment portfolio is an important component of our profitability because a significant portion of our operating income is generated from the income we receive on our invested assets. The quality and/or yield of our portfolio may be affected by a number of factors, including the general economic and business environment, changes in the credit quality of the issuers of the fixed-income securities we own, changes in market conditions and regulatory changes. The fixed-income securities we own are issued primarily by domestic entities and are backed either by the credit or collateral of the underlying issuer. Factors such as an economic downturn, a regulatory change pertaining to a particular issuer’s industry, a significant deterioration in the cash flows of the issuer or a change in the issuer’s marketplace may adversely affect our ability to collect principal and interest from the issuer.

          Our investments are also subject to risk resulting from interest rate fluctuations. Increasing interest rates or a widening in the spread between interest rates available on United States Treasury securities and corporate debt or asset-backed securities, for example, will typically have an adverse impact on the market values of the fixed-rate securities in our investment portfolio. If interest rates decline, we generally achieve a lower overall rate of return on investments of cash generated from our operations. In addition, in the event that investments are called or mature in a declining interest rate environment, we may be unable to reinvest the proceeds in securities with comparable interest rates. Changes in interest rates may reduce both our profitability and our return on invested capital.

          We are dependent on our key personnel, and the loss of any member of our senior management could negatively affect the implementation of our business strategy and achievement of our growth objectives.

          The loss of, or failure to attract, key personnel could significantly impede our financial plans, growth, marketing and other objectives. Our success depends to a substantial extent on the ability and experience of our senior management. We believe that our future success will depend in large part on our ability to attract and retain additional skilled and qualified personnel and to expand, train and manage our employees. We may not be successful in doing so, because the competition for experienced personnel in the insurance industry is intense. We do not have employment agreements with our key personnel, all of whom are employed by the Mutual Company.

          Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs.

          The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), which became law in July 2002, required changes in our corporate governance, public disclosure and compliance practices. Sarbanes-Oxley also required the Securities and Exchange Commission (the “SEC”), to promulgate new rules on a variety of corporate governance and disclosure subjects. In addition to final rules and rule proposals already made, the Nasdaq National MarketSM (“Nasdaq”) has adopted revisions to its requirements for companies listed on Nasdaq, like us. We expect these developments to increase our legal and financial compliance costs.

          We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain additional members of our board of directors, particularly to serve on our audit committee, and additional executive officers.

          The reinsurance agreements on which we rely do not relieve us from liability to our policyholders, and we face a risk of non-payment from our reinsurers and the non-availability of reinsurance in the future.

          We rely on reinsurance agreements to limit our maximum net loss from large single risks or risks in concentrated areas, and to increase our capacity to write insurance. Although the reinsurance we maintain provides that the reinsurer is liable to us, our reinsurance does not relieve us from liability to our policyholders. To the extent that a reinsurer may be unable to pay losses for which it is liable to us under the terms of its reinsurance agreement with us, we remain liable for such losses. As of December 31, 2003, we had approximately $16.0 million of reinsurance receivables from third party reinsurers for paid and unpaid losses for which we believe we are entitled to reimbursement. The insolvency or inability to make timely payments by our reinsurers under the terms of our reinsurance agreements would adversely affect our results of operations.

          In addition, we face a risk of the non-availability of reinsurance or an increase in reinsurance costs that could adversely affect our ability to write business or our results of operations. Market conditions beyond our control, such as the amount of surplus in the reinsurance market and natural and man-made catastrophes, affect the availability and cost of the reinsurance we purchase. We cannot assure you that reinsurance will remain available to us to the same extent and on substantially the same terms and rates as it is currently available. If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient, we would either have to be willing to accept an increase in our net retention or reduce our insurance writings, and our business, financial condition and results of operations could be adversely affected.

Risks Relating to the Property and Casualty Insurance Industry

          We face significant exposure to terrorism.

          As a result of the September 11, 2001 terrorist attacks, the insurance industry has been compelled to re-examine policy terms and conditions and to address the potential for future threats of terrorist attacks and resulting losses. Our personal and commercial property and casualty insurance policies are not priced to cover the risk of terrorist attacks and losses such as those suffered in the World Trade Center terrorist attack. Therefore, we have exposure to terrorism under the lines of insurance products that we offer. The Terrorism Risk Insurance Act of 2002 may reduce the impact of future losses as a result of terrorism in connection with commercial insurance products we offer; however, because of the uncertainty regarding the application of the Terrorism Risk Insurance Act, the amount of losses we may be required to retain as a result of terrorism may result in a material adverse effect on our business, financial condition and results of operations. The Terrorism Risk Insurance Act is scheduled to expire on December 31, 2005, so it will not provide coverage beyond that time unless it is extended. The Terrorism Risk Insurance Act does not cover the personal insurance products we offer, and state regulators have not approved exclusions for acts of terrorism in our personal insurance products. Therefore we could incur large unexpected losses from the personal insurance policies that we issue, which could have a material adverse effect on our business, financial condition and results of operations.

          Industry trends, such as increased litigation against the insurance industry and individual insurers, the willingness of courts to expand covered causes of loss, rising jury awards, increasing medical costs and the escalation of loss severity may contribute to increased costs and to the deterioration of our reserves.

          Loss severity in our industry has continued to increase in recent years, principally driven by larger court judgments and increasing medical costs. In addition, many legal actions and proceedings have been brought on behalf of classes of complainants, which can increase the size of judgments. The propensity of policyholders and third party claimants to litigate and the willingness of courts to expand causes of loss and the size of awards may render our loss reserves inadequate for current and future losses if we become subject to litigation.

          Loss or significant restriction of the use of credit scoring in the pricing and underwriting of our personal insurance products could reduce our future profitability.

          We use credit scoring as a factor in making risk selection and pricing decisions where allowed by state law for our personal insurance products. Recently, some consumer groups and regulators have questioned whether the use of credit scoring unfairly discriminates against people with low incomes, minority groups and the elderly. These consumer groups and regulators are calling for the prohibition or restriction on the use of credit scoring in underwriting and pricing. Laws or regulations enacted in a number of states that significantly curtail the use of credit scoring in the underwriting process could reduce our future profitability.

          Changes in applicable insurance laws or regulations or changes in the way regulators administer those laws or regulations could materially adversely change our operating environment and increase our exposure to loss or put us at a competitive disadvantage.

          Property and casualty insurers are subject to extensive supervision in the states in which they do business. This regulatory oversight includes, by way of example, matters relating to licensing and examination, rate setting, market conduct, policy forms, limitations on the nature and amount of certain investments, claims practices, mandated participation in involuntary markets and guaranty funds, reserve adequacy, insurer solvency, transactions between affiliates, the amount of dividends that may be paid and restrictions on underwriting standards. Such regulation and supervision are primarily for the benefit and protection of policyholders and not for the benefit of stockholders. For instance, we are subject to involuntary participation in specified markets in various states in which we operate, and the rate levels we are permitted to charge do not always correspond with our underlying costs associated with the coverage we have issued.

          The NAIC and state insurance regulators are re-examining existing laws and regulations, specifically focusing on insurance company investments, issues relating to the solvency of insurance companies, risk-based capital guidelines, restrictions on terms and conditions included in insurance policies, certain methods of accounting, reserves for unearned premiums, losses and other purposes, interpretations of existing laws and the development of new laws. Changes in state laws and regulations, as well as changes in the way state regulators view related party transactions in particular, could materially change our operating environment and have an adverse effect on our business.

          The state insurance regulatory framework recently has come under increased federal scrutiny. Congress is considering legislation that would create an optional federal charter for insurers. Federal chartering has the potential to create an uneven playing field for insurers by subjecting federally-chartered and state-chartered insurers to different regulatory requirements. Federal chartering also raises the specter of a matrix of regulation and costly duplicative, or conflicting, federal and state requirements. In addition, if federal legislation repeals the partial exemption for the insurance industry from federal antitrust laws, it would make it extremely difficult for insurers to compile and share loss data and predict future loss costs, which is an important part of cost-based pricing for insurers. If the ability to collect this data were removed, then the predictability of future loss costs, and hence, the reliability of our pricing, would be greatly undermined.

          If certain state regulators, legislators and special interest groups are successful in attempts to reduce, freeze or set rates for insurance policies, especially automobile policies, at levels that do not, in our management’s view, correspond with underlying costs, our results of operations will be adversely affected.

          From time to time, the automobile insurance industry in particular has been under pressure from certain state regulators, legislators and special interest groups to reduce, freeze or set rates at levels that do not, in the view of our management, correspond with underlying costs, including initiatives to roll back automobile and other personal lines rates. This activity may in the future adversely affect the profitability of our automobile insurance line of business in various states because increasing costs of litigation and medical treatment, combined with rising automobile repair costs, continue to increase our cost of providing automobile insurance coverage that we may not be able to offset by increasing the rates for our automobile insurance products. Adverse legislative and regulatory activity constraining our ability to price automobile insurance coverage adequately may occur in the future. The impact of the automobile insurance regulatory environment on our results of operations in the future is not predictable.

          We are subject to assessments, based on our market share in a given line of business, to assist in the payment of unpaid claims and related costs of insolvent insurance companies; these assessments could significantly affect our financial condition.

          We are obligated to pay assessments under the guaranty fund laws of the various states in which we are licensed. Generally, under these laws, we are subject to assessment, depending upon our market share of a given line of insurance business, to assist in the payment of unpaid claims and related costs of insolvent insurance companies in those states. The number and magnitude of future insurance company failures in the states in which we conduct business cannot be predicted, but resulting assessments could significantly affect our business, financial condition and results of operations. We are currently being assessed at the maximum level permitted by Pennsylvania law for several of our lines of business, and we expect that we will continue to be assessed by Pennsylvania at the maximum level for these business lines for a number of years.

          We must establish premium rates and loss and loss expense reserves from forecasts of the ultimate costs expected to arise from risks underwritten during the policy period, and our profitability could be adversely affected to the extent our premium rates or reserves are too low.

          One of the distinguishing features of the property and casualty insurance industry is that its products are priced before its costs are known, as premium rates are generally determined before losses are reported. Accordingly, we must establish premium rates from forecasts of the ultimate costs we expect to arise from risks we have underwritten during the policy period, and our premium rates may not be adequate to cover the ultimate losses incurred. Further, we must establish reserves for losses and loss expenses based upon estimates involving actuarial and statistical projections at a given time of what we expect to be our ultimate liability, and it is possible that our ultimate liability will exceed these estimates because of the future development of known losses, the existence of losses that have occurred but are currently unreported and larger than historical settlements on pending and unreported claims. The process of estimating reserves is inherently judgmental and can be influenced by factors that are subject to variation. If the premium rates or reserves we establish are not sufficient, our business, financial condition and results of operations may be adversely impacted.

          The cyclical nature of the property and casualty insurance industry may reduce our revenues and profit margins.

          The property and casualty insurance industry is highly cyclical, and individual lines of business experience their own cycles within the overall insurance industry cycle. Premium rate levels are related to the availability of insurance coverage, which varies according to the level of surplus in the insurance industry. The level of surplus in the industry varies with returns on invested capital and regulatory barriers to withdrawal of surplus. Increases in surplus have generally been accompanied by increased price competition among property and casualty insurers. If we find it necessary to reduce premiums or limit premium increases due to these competitive pressures on pricing, we may experience a reduction in our profit margins and revenues, an increase in our ratios of losses and expenses to premiums and, therefore, lower profitability.

Risks Relating to Our Class A Common Stock

          The price of our Class A common stock may be adversely affected by its low trading volume.

          Our Class A common stock has limited trading liquidity. Reported average daily trading volume in our Class A common stock for the year ended December 31, 2003, was approximately 15,000 shares. This limited trading liquidity subjects our shares of Class A common stock to greater price volatility.

          The market price of our Class A common stock may be adversely affected by future sales of a substantial number of shares of our Class A common stock or Class B common stock or the availability of such shares for sale.

          The sale, or the availability for sale, of a significant number of shares of our Class A common stock or Class B common stock could adversely affect the prevailing market prices of our Class A common stock and could impair our ability to raise capital through future sales of our equity securities. As of February 20, 2004, we had outstanding 9,809,352 shares of our Class A common stock and 3,011,049 shares of our Class B common stock. Apart from the shares held by the Mutual Company, all of our outstanding shares of Class A common stock and Class B common stock are freely tradeable without restrictions under the Securities Act. Sales of a substantial number of shares of our Class A common stock or Class B common stock by the Mutual Company could cause the price of our Class A common stock to fall.

          The Mutual Company’s ownership of our stock, provisions of our certificate of incorporation and by-laws and certain state laws make it unlikely anyone could acquire control of us unless the Mutual Company were in favor of the change of control.

          The Mutual Company’s ownership of our Class A common stock and Class B common stock, certain provisions of our certificate of incorporation and by-laws and the insurance laws and regulations of Pennsylvania and Virginia could delay or prevent the removal of members of our board of directors and could make more difficult a merger, tender offer or proxy contest involving us to succeed, even if such events were beneficial to the interest of our stockholders other than the Mutual Company. These factors could also discourage a third party from attempting to acquire control of us. The classification of our board of directors could also have the effect of delaying or preventing a change in control of us.

          In addition, we have authorized 2,000,000 shares of series preferred stock that we could issue without further stockholder approval and upon such terms and conditions, and having such rights, privileges and preferences, as our board of directors may determine and that may make it difficult for a third party to acquire control of us. We have no current plans to issue any preferred stock. Moreover, the Delaware General Corporation Law contains certain provisions that prohibit certain business combination transactions under certain circumstances. In addition, state insurance laws and regulations generally prohibit any persons from acquiring a 10% or greater interest in an insurance company without the prior approval of the state insurance commissioner of the state where the insurer is domiciled.

Available Information

          Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available without charge on our website, www.donegalgroup.com, as soon as reasonably practicable after they are filed electronically with the SEC. Our Code of Business Conduct and Ethics, and the charters of our Audit Committee and our Nominating Committee are available on our website. Upon request to our Corporate Secretary, printed copies are also available. We are providing the address to our Internet site solely for the information of investors. We do not intend the reference to our website address to be an active link or to otherwise incorporate the contents of the website into this report.

Item 2. Properties.

          We and Atlantic States share headquarters with the Mutual Company in a building owned by the Mutual Company. The Mutual Company charges us for an appropriate portion of the building expenses under an inter-company allocation agreement that is consistent with the terms of the pooling agreement. The headquarters of the Mutual Company has approximately 172,600 square feet of office space. Southern owns a facility of approximately 10,000 square feet in Glen Allen, Virginia. Le Mars owns a facility of approximately 25,500 square feet in Le Mars, Iowa and Peninsula owns a facility of approximately 14,600 square feet in Salisbury, Maryland.

Item 3. Legal Proceedings.

          We are a party to numerous lawsuits arising in the ordinary course of our insurance business. We believe that the resolution of these lawsuits will not have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

          No matter was submitted to a vote of holders of our Class A common stock or Class B common stock during the fourth quarter of 2003.

Executive Officers of the Company

     The following table sets forth information regarding the executive officers of the companies that comprise the Donegal Insurance Group, each of whom has served with us for more than 15 years:

Name	Age	Position
Donald H. Nikolaus	61	President and Chief Executive Officer of the Mutual Company since 1981; President and Chief Executive Officer of the Company since 1986.

Ralph G. Spontak	51	Senior Vice President of the Mutual Company and the Company since 1991; Chief Financial Officer of the Mutual Company since 1983 and of the Company since 1986 and Secretary of the Mutual Company and the Company since 1988.

Robert G. Shenk	50	Senior Vice President, Claims, of the Mutual Company since 1997; Vice President, Claims, of the Mutual Company from 1992 to 1997 and Manager, Casualty Claims, of the Mutual Company from 1985 to 1992.

Cyril J. Greenya	59	Senior Vice President, Underwriting, of the Mutual Company since 1997, Vice President, Commercial Underwriting, of the Mutual Company from 1992 to 1997 and Manager, Commercial Underwriting of the Mutual Company from 1983 to 1992.

Daniel J. Wagner	43	Treasurer of the Mutual Company and the Company since 1993; Controller of the Mutual Company and the Company from 1988 to 1993.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

          The response to this Item is incorporated in part by reference to page 32 of our Annual Report to Stockholders for the year ended December 31, 2003, which is included as Exhibit (13) to this Form 10-K Report. As of February 20, 2004, we had approximately 633 holders of record of our Class A common stock and 478 holders of record of our Class B common stock. We declared dividends of $0.43 per share on our Class A common stock and $0.39 per share on our Class B common stock in 2003 and $.40 per share on our Class A common stock and $.36 per share on our Class B common stock in 2002.

          During the year ended December 31, 2003, we did not repurchase any of our Class A common stock or Class B common stock. During 2004, we may repurchase shares of our Class B common stock from time to time in open market transactions in accordance with SEC Rule 10b-18 or in private transactions.

Item 6. Selected Financial Data.

          The response to this Item is incorporated by reference to page 8 of our Annual Report to Stockholders for the year ended December 31, 2003, which is included as Exhibit (13) to this Form 10-K Report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          The response to this Item is incorporated by reference to pages 10 through 15 of our Annual Report to Stockholders for the year ended December 31, 2003, which is included as Exhibit (13) to this Form 10-K Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

          We are exposed to the impact of interest rate changes, changes in market values of investments and to credit risk.

          In the normal course of business, we employ established policies and procedures to manage our exposure to changes in interest rates, fluctuations in the fair market value of our debt and equity securities and credit risk. We seek to mitigate these risks by various actions described below.

          Interest Rate Risk

          Our exposure to market risk for a change in interest rates is concentrated in our investment portfolio. We monitor this exposure through periodic reviews of asset and liability positions. Estimates of cash flows and the impact of interest rate fluctuations relating to our investment portfolio are monitored regularly. Generally, we do not hedge our exposure to interest rate risk because we have the capacity to, and do, hold fixed maturity investments to maturity.

          Principal cash flows and related weighted-average interest rates by expected maturity dates for financial instruments sensitive to interest rates are as follows:

	As of December 31, 2003
		Weighted-average
(amounts in thousands)	Principal cash flows	interest rate
Fixed maturities and short-term investments:
2004	$92,194	1.74%
2005	13,337	5.86
2006	32,989	4.81
2007	31,236	4.63
2008	40,075	4.01
Thereafter	169,209	4.85

Total	$379,040

Market Value	$392,910

Debt:
2033	$25,774	5.17%

Total	$25,774

Fair Value	$25,774

          Actual cash flows from investments may differ from those stated as a result of calls and prepayments.

          Equity Price Risk

          Our portfolio of marketable equity securities, which is carried on the consolidated balance sheets at estimated fair value, has exposure to price risk, the risk of potential loss in estimated fair value resulting from an adverse change in prices. Our objective is to earn competitive relative returns by investing in a diverse portfolio of high-quality, liquid securities.

          Credit Risk

          Our objective is to earn competitive returns by investing in a diversified portfolio of securities. Our portfolio of fixed-maturity securities and, to a lesser extent, our short-term investments are subject to credit risk. This risk is defined as the potential loss in market value resulting from adverse changes in the borrower’s ability to repay the debt. We manage this risk by performing up front underwriting analysis and through regular reviews by our investment staff. The fixed maturity investments are also maintained between minimum and maximum percentages of invested assets.

          We provide property and liability insurance coverages through independent insurance agencies located throughout our operating areas. The majority of this business is billed directly to the insured, although a portion of our commercial business is billed through our agents, who are extended credit in the normal course of business.

          Our insurance subsidiaries maintain reinsurance agreements in place with the Mutual Company and with a number of other major unaffiliated authorized reinsurers.

Item 8. Financial Statements and Supplementary Data.

          The response to this Item is incorporated by reference to pages 16 through 31 of our Annual Report to Stockholders for the year ended December 31, 2003, which is included as Exhibit (13) to this Form 10-K Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

Item 9A. Controls and Procedures.

          Disclosure Controls and Procedures

          Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

          Internal Control over Financial Reporting

          There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

          The response to this Item with respect to our directors is incorporated by reference to pages 4 through 6 and pages 9 through 16 of our proxy statement relating to our annual meeting of stockholders to be held April 15, 2004. The response to this Item with respect to our executive officers is incorporated by reference to Part I of this Form 10-K Report.

          We have adopted a Code of Ethics, the full text of which is included as Exhibit 14 to this Form 10-K Report.

Item 11. Executive Compensation.

          The response to this Item is incorporated by reference to pages 16 through 21 of our proxy statement relating to our annual meeting of stockholders to be held April 15, 2004, except for the Report of the Compensation Committee, the Performance Graph and the Report of the Audit Committee, which are not incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          The response to this Item is incorporated by reference to pages 4 through 6 of our proxy statement relating to our annual meeting of stockholders to be held April 15, 2004.

          The following table sets forth information regarding our equity compensation plans:

Equity Compensation Plan Information

Number of securities
(class) remaining
available for future
	Number of securities				issuance under equity
	(class) to be issued		Weighted-average		compensation plans
	upon exercise of		exercise price of		(excluding securities
	outstanding options,		outstanding options,		reflected
Plan category	warrants and rights		warrants and rights		in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by	1,353,728	(Class A)	$12.05	(Class A)	577,975	(Class A)
securityholders	125,624	(Class B)	8.14	(Class B)	—	(Class B)
Equity compensation plans not approved by securityholders	—		—		—

Total	1,479,352		$11.72		577,975

Item 13. Certain Relationships and Related Transactions.

          The response to this Item is incorporated by reference to pages 17 and 18 of our proxy statement relating to our annual meeting of stockholders to be held April 15, 2004.

Item 14. Principal Accountant Fees and Services.

          The response to this Item is incorporated by reference to pages 22 through 24 of our proxy statement relating to our annual meeting of stockholders to be held April 15, 2004.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Financial statements, financial statement schedules and exhibits filed:

Consolidated Financial Statements

Page*
Report of Independent Auditors	31
Donegal Group Inc. and Subsidiaries:
Consolidated Balance Sheets as of December 31, 2003 and 2002	16
Consolidated Statements of Income and Comprehensive Income for the three years ended December 31, 2003, 2002 and 2001	17
Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2003, 2002 and 2001	18
Consolidated Statements of Cash Flows for the three years ended December 31, 2003, 2002 and 2001	19
Notes to Consolidated Financial Statements	20

Financial Statement Schedules

Page
Independent Auditors’ Consent and Report on Schedules	Exhibit 23
Donegal Group Inc. and Subsidiaries
Schedule I. Summary of Investments – Other Than Investments in Related Parties	S-1
Schedule II. Condensed Financial Information of Parent Company	S-2
Schedule III. Supplementary Insurance Information	S-5
Schedule IV. Reinsurance	S-7
Schedule VI. Supplemental Insurance Information Concerning Property and Casualty Subsidiaries	S-8

          All other schedules have been omitted since they are not required, not applicable or the information is included in the financial statements or notes thereto.

* Refers to pages of our 2003 Annual Report to Stockholders. The Consolidated Financial Statements and Notes to Consolidated Financial Statements and Auditor’s Report thereon on pages 16 through 31 are incorporated herein by reference. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item and Items 5, 6, 7 and 8 hereof, such Annual Report shall not be deemed filed as part of this Form 10-K Report or otherwise subject to the liabilities of Section 18 of the Exchange Act.

Exhibits

Exhibit No.	Description of Exhibits	Reference
(3)(i)	Certificate of Incorporation of Registrant, as amended.	(a)

(3)(ii)	Amended and Restated By-laws of Registrant.	(b)

(3)(iii)	Amended and Restated By-laws of Registrant as of March 19, 2004	Filed herewith

Management Contracts and Compensatory Plans or Arrangements

(10)(A)	Donegal Group Inc. Amended and Restated 1996 Equity Incentive Plan.	(c)

(10)(B)	Donegal Group Inc. 2001 Equity Incentive Plan for Employees.	(d)

(10)(C)	Donegal Group Inc. 2001 Equity Incentive Plan for Directors.	(d)

(10)(D)	Donegal Group Inc. 2001 Employee Stock Purchase Plan, as amended.	(e)

(10)(E)	Donegal Group Inc. Second Amended and Restated 2001 Agency Stock Purchase Plan.	(f)

(10)(F)	Donegal Mutual Insurance Company 401(k) Plan.	(g)

(10)(G)	Amendment No. 1 effective January 1, 2000 to Donegal Mutual Insurance Company 401(k) Plan.	(g)

(10)(H)	Amendment No. 2 effective January 6, 2000 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

(10)(I)	Amendment No. 3 effective July 23, 2001 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

(10)(J)	Amendment No. 4 effective January 1, 2002 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

(10)(K)	Amendment No. 5 effective December 31, 2001 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

(10)(L)	Amendment No. 6 effective July 1, 2002 to Donegal Mutual Insurance Company 401(k) Plan.	(r)

(10)(M)	Donegal Mutual Insurance Company Executive Restoration Plan.	(h)

Exhibit No.	Description of Exhibits	Reference
Other Material Contracts

(10)(N)	Tax Sharing Agreement dated September 29, 1986 between Donegal Group Inc. and Atlantic States Insurance Company.	(i)

(10)(O)	Services Allocation Agreement dated September 29, 1986 between Donegal Mutual Insurance Company, Donegal Group Inc. and Atlantic States Insurance Company.	(i)

(10)(P)	Proportional Reinsurance Agreement dated September 29, 1986 between Donegal Mutual Insurance Company and Atlantic States Insurance Company.	(i)

(10)(Q)	Amendment dated October 1, 1988 to Proportional Reinsurance Agreement between Donegal Mutual Insurance Company and Atlantic States Insurance Company.	(j)

(10)(R)	Multi-Line Excess of Loss Reinsurance Agreement effective January 1, 2002 among Donegal Mutual Insurance Company, Dorinco Reinsurance Company and Erie Insurance Group.	(r)

(10)(S)	Amendment dated July 16, 1992 to Proportional Reinsurance Agreement between Donegal Mutual Insurance Company and Atlantic States Insurance Company.	(k)

(10)(T)	Amendment dated as of December 21, 1995 to Proportional Reinsurance Agreement between Donegal Mutual Insurance Company and Atlantic States Insurance Company.	(l)

(10)(U)	Reinsurance and Retrocession Agreement dated May 21, 1996 between Donegal Mutual Insurance Company and Southern Insurance Company of Virginia.	(h)

(10)(V)	Amended and Restated Credit Agreement dated as of July 27, 1998 among Donegal Group Inc., the banks and other financial institutions from time to time party thereto and Fleet National Bank, as agent.	(m)

(10)(W)	First Amendment and Waiver to the Amended and Restated Credit Agreement dated as of December 31, 1999.	(g)

Exhibit No.	Description of Exhibits	Reference
(10)(X)	Amendment dated as of April 20, 2000 to Proportional Reinsurance Agreement between Donegal Mutual Insurance Company and Atlantic States Insurance Company.	(n)

(10)(Y)	Lease Agreement dated as of September 1, 2000 between Donegal Mutual Insurance Company and Province Bank FSB.	(d)

(10)(Z)	Aggregate Excess of Loss Reinsurance Agreement dated as of January 1, 2001 between Donegal Mutual Insurance Company and Atlantic States Insurance Company (as successor-in-interest to Pioneer Insurance Company).	(d)

(10)(AA)	Stock Purchase Agreement dated as of October 28, 2003 between Donegal Group Inc. and Folksamerica Holding Company, Inc.	(p)

(10)(BB)	Credit Agreement dated as of November 25, 2003 between Donegal Group Inc. and Manufacturers and Traders Trust Company	(q)

(13)	2003 Annual Report to Stockholders (electronic filing contains only those portions incorporated by reference into this Form 10-K Report).	Filed herewith

(14)	Code of Ethics	Filed herewith

(20)	Proxy Statement relating to the Annual Meeting of Stockholders to be held on April 15, 2004; provided, however, that the Report of the Compensation Committee, the Performance Graph and the Report of the Audit Committee shall not be deemed filed as part of this Form 10-K Report.	(o)

(21)	Subsidiaries of Registrant.	Filed herewith

(23)	Consent of Independent Auditors.	Filed herewith

(31.1)	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer	Filed herewith

Exhibit No.	Description of Exhibits	Reference
(31.2)	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer	Filed herewith

(32.1)	Section 1350 Certification of Chief Executive Officer	Filed herewith

(32.2)	Section 1350 Certification of Chief Financial Officer	Filed herewith

(a)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form S-3 Registration Statement No. 333-59828 filed April 30, 2001.

(b)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2001.

(c)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 1998.

(d)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2000.

(e)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form S-8 Registration Statement No. 333-62974 filed June 14, 2001.

(f)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form S-2/A Registration Statement No. 333-63102 filed December 21, 2001.

(g)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 1999.

(h)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 1996.

(i)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form S-1 Registration Statement No. 33-8533 declared effective October 29, 1986.

(j)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 1988.

(k)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 1992.

(l)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 8-K Report dated December 21, 1995.

(m)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 8-K Report dated November 17, 1998.

(n)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 8-K Report dated May 31, 2000.

(o)	Such exhibit is hereby incorporated by reference to the Registrant’s definitive proxy statement filed March 25, 2004.

(p)	Such exhibit is hereby incorporated by reference to the like-described exhibits in Registrant’s Form 8-K Report dated October 28, 2003.

(q)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 8-K Report dated November 24, 2003.

(r)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2002.

Reports on Form 8-K:

          On October 17, 2003, the Company filed a Current Report on Form 8-K in connection with the Company’s release of financial results for the quarter and nine months ended September 30, 2003.

          On November 3, 2003, the Company filed a Current Report on Form 8-K in connection with the Company’s execution of a stock purchase agreement to acquire all of the outstanding common stock of The Peninsula Insurance Company and Peninsula Indemnity Company; the approval by the policyholders of Le Mars Mutual Insurance Company of Iowa of its conversion; the October 31, 2003 filing by the Company of a Form S-2 registration statement relating to the Company’s public offering of 3,450,000 shares of its Class A common stock and the receipt by the Company of a commitment letter from Manufacturers and Traders Trust Company relating to a $35.0 million line of credit, which would be used to repay the Company’s outstanding line of credit with Fleet National Bank.

          On December 1, 2003, the Company filed a Current Report on Form 8-K in connection with the Company’s execution of a Credit Agreement with Manufacturers and Traders Trust Company relating to a four-year $35.0 million unsecured, revolving line of credit and the repayment of the Company’s outstanding line of credit with Fleet National Bank and the announcement of the effectiveness of the Company’s Form S-2 Registration Statement relating to the public offering of 3,450,000 shares of the Company’s Class A common stock and the pricing of the shares being offered.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONEGAL GROUP INC.
By:	/s/ Donald H. Nikolaus
Donald H. Nikolaus, President

Date: March 26, 2004

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Donald H. Nikolaus	President and a Director	March 26, 2004
(principal executive officer)
Donald H. Nikolaus

/s/ Ralph G. Spontak	Senior Vice President, Chief	March 26, 2004
Financial Officer and
Ralph G. Spontak	Secretary (principal financial
and accounting officer)

/s/ Robert S. Bolinger	Director	March 26, 2004

Robert S. Bolinger

/s/ Patricia A. Gilmartin	Director	March 26, 2004

Patricia A. Gilmartin

/s/ Philip H. Glatfelter	Director	March 26, 2004

Philip H. Glatfelter

/s/ John J. Lyons	Director	March 26, 2004

John J. Lyons

Signature	Title	Date
/s/ R. Richard Sherbahn	Director	March 26, 2004

R. Richard Sherbahn

DONEGAL GROUP INC. AND SUBSIDIARIES

SCHEDULE I – SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
($ in thousands)

December 31, 2003

			Amount at Which
		Fair	Shown in the
	Cost	Value	Balance Sheet
Fixed Maturities:
Held to maturity:
United States government and governmental agencies and authorities	$29,131	$28,828	$29,131
Obligations of states and political subdivisions	45,188	46,244	45,188
Canadian government obligation	499	525	499
All other corporate bonds	25,192	27,278	25,192
Mortgage-backed securities	13,041	13,258	13,041

Total fixed maturities held to maturity	113,051	116,133	113,051

Available for sale:
United States government and governmental agencies and authorities	69,481	70,507	70,507
Obligations of states and political subdivisions	81,105	84,386	84,386
All other corporate bonds	28,767	30,699	30,699
Mortgage-backed securities	12,744	12,841	12,841

Total fixed maturities available for sale	192,097	198,433	198,433

Total fixed maturities	305,148	314,566	311,484

Equity Securities:
Preferred stocks:
Public utilities	102	126	126
Banks	8,617	9,000	9,000
Industrial and miscellaneous	1,450	1,504	1,504

Total preferred stocks	10,169	10,630	10,630

Common stocks:
Banks and insurance companies	7,098	7,529	7,529
Industrial and miscellaneous	12,377	13,289	13,289

Total common stocks	19,475	20,818	20,818

Total equity securities	29,644	31,448	31,448

Short-term investments	78,344	78,344	78,344

Total investments	$413,136	$424,358	$421,276

DONEGAL GROUP INC. AND SUBSIDIARIES

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

Condensed Balance Sheets
($ in thousands)
December 31, 2003 and 2002

	2003	2002
ASSETS
Fixed-maturity investments	$1,987	$—
Investment in subsidiaries (equity method)	183,402	156,684
Short-term investments	47,559	—
Cash	365	604
Property and equipment	1,579	1,640
Other	1,345	99

Total assets	$236,237	$159,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
Cash dividends declared to stockholders	$1,379	$887
Line of credit	—	19,800
Subordinated debentures	25,774	—
Due to affiliate	—	4,441
Other	435	716

Total liabilities	27,588	25,844

Stockholders’ equity	208,649	133,183

Total liabilities and stockholders’ equity	$236,237	$159,027

DONEGAL GROUP INC. AND SUBSIDIARIES

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

(Continued)

Condensed Statements of Income and Comprehensive Income
($ in thousands)

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Statements of Income
Revenues
Dividends from subsidiaries	$7,000	$10,400	$14,419
Other	1,034	797	824

Total revenues	8,034	11,197	15,243

Expenses
Operating expenses	1,345	1,057	1,761
Interest	1,320	1,139	2,288

Total expenses	2,665	2,196	4,049

Income before income tax benefit and equity in undistributed net income (loss) of subsidiaries	5,369	9,001	11,194
Income tax benefit	(634)	(435)	(1,067)

Income before equity in undistributed net income (loss) of subsidiaries	6,003	9,436	12,261
Equity in undistributed net income (loss) of subsidiaries	12,291	2,567	(6,443)

Net income	$18,294	$12,003	$5,818

Statements of Comprehensive Income
Net income	$18,294	$12,003	$5,818

Other comprehensive income, net of tax
Unrealized gain (loss) — parent	(42)	15	26
Unrealized gain — subsidiaries	421	2,035	3,035

Other comprehensive income	379	2,050	3,061

Comprehensive income	$18,673	$14,053	$8,879

DONEGAL GROUP INC. AND SUBSIDIARIES

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

(Continued)

Condensed Statements of Cash Flows
($ in thousands)

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities:
Net income	$18,294	$12,003	$5,818

Adjustments:
Equity in undistributed net loss (income) of subsidiaries	(12,291)	(2,567)	6,443
Other	(4,316)	788	252

Net adjustments	(16,607)	(1,779)	6,695

Net cash provided	1,687	10,224	12,513

Cash flows from investing activities:
Net purchase of fixed maturities	(1,938)	—	—
Net purchase of short-term investments	(47,559)	—	—
Net purchase of property and equipment	(433)	(480)	(122)
Investment in subsidiaries	(14,274)	—	—
Other	(981)	38	38

Net cash used	(65,185)	(442)	(84)

Cash flows from financing activities:
Cash dividends paid	(3,868)	(3,509)	(3,394)
Issuance of common stock	61,153	1,728	1,387
Issuance of subordinated debentures	25,774	—	—
Line of credit, net	(19,800)	(7,800)	(12,400)

Net cash provided	63,259	(9,581)	(14,407)

Net change in cash	(239)	201	(1,978)
Cash at beginning of year	604	403	2,381

Cash at end of year	$365	$604	$403

DONEGAL GROUP INC. AND SUBSIDIARIES
SCHEDULE III – SUPPLEMENTARY INSURANCE INFORMATION
($ in thousands)

Years Ended December 31, 2003, 2002 and 2001

				Amortization
	Net	Net	Net Losses	of Deferred	Other	Net
	Earned	Investment	And Loss	Policy	Underwriting	Premiums
Segment	Premiums	Income	Expenses	Acquisition Costs	Expenses	Written
Year Ended December 31, 2003
Personal lines	$125,322	$—	$85,057	$19,639	$18,268	$130,386
Commercial lines	71,471	—	41,186	11,200	10,418	76,595
Investments	—	13,316	—	—	—	—

	$196,793	$13,316	$126,243	$30,839	$28,686	$206,981

Year Ended December 31, 2002
Personal lines	$119,838	$—	$87,790	$19,005	$16,335	$125,777
Commercial lines	66,003	—	41,478	10,468	8,997	68,727
Investments	—	14,581	—	—	—	—

	$185,841	$14,581	$129,268	$29,473	$25,332	$194,504

Year Ended December 31, 2001
Personal lines	$104,893	$—	$72,534	$17,002	$16,881	$111,623
Commercial lines	62,877	—	45,644	10,192	10,119	65,405
Investments	—	15,886	—	—	—	—

	$167,770	$15,886	$118,178	$27,194	$27,000	$177,028

DONEGAL GROUP INC. AND SUBSIDIARIES

SCHEDULE III – SUPPLEMENTARY INSURANCE INFORMATION, CONTINUED
($ in thousands)

	At December 31,
	Deferred	Liability		Other Policy
	Policy	For Losses		Claims and
	Acquisition	And Loss	Unearned	Benefits
Segment	Costs	Expenses	Premiums	Payable
2003
Personal lines	$9,897	$110,700	$81,757	$—
Commercial lines	6,327	107,214	52,271	—
Investments	—	—	—	—

	$16,224	$217,914	$134,028	$—

2002
Personal lines	$9,423	$106,096	$78,273	$—
Commercial lines	5,144	104,596	42,729	—
Investments	—	—	—	—

	$14,567	$210,692	$121,002	$—

DONEGAL GROUP INC. AND SUBSIDIARIES

SCHEDULE IV – REINSURANCE

		Ceded	Assumed		Percentage
	Gross	To Other	from Other	Net	Assumed
	Amount	Companies	Companies	Amount	To Net
Year Ended December 31, 2003
Property and casualty premiums	$114,154,202	$70,429,560	$153,068,054	$196,792,696	78%

Year Ended December 31, 2002
Property and casualty premiums	$110,412,498	$58,817,518	$134,246,213	$185,841,193	72%

Year Ended December 31, 2001
Property and casualty premiums	$105,214,059	$64,220,420	$126,776,215	$167,769,854	76%

DONEGAL GROUP INC. AND SUBSIDIARIES

SCHEDULE VI – SUPPLEMENTARY INSURANCE INFORMATION
CONCERNING PROPERTY AND CASUALTY SUBSIDIARIES

			Discount,
	Deferred	Liability	if any,
	Policy	For Losses	Deducted
	Acquisition	And Loss	From	Unearned
At December 31,	Costs	Expenses	Reserves	Premiums
2003	$16,223,765	$217,914,057	$—	$134,028,035

2002	$14,567,070	$210,691,752	$—	$121,002,447

2001	$13,604,215	$179,839,905	$—	$114,079,264

(continued)

DONEGAL GROUP INC. AND SUBSIDIARIES

SCHEDULE VI - SUPPLEMENTARY INSURANCE INFORMATION
CONCERNING PROPERTY AND CASUALTY SUBSIDIARIES, CONTINUED

Years ended December 31, 2002, 2001 and 2000

			Losses and Loss		Amortization
			Expenses Related to		of Deferred	Net
	Net				Policy	Paid Losses	Net
	Earned	Investment	Current	Prior	Acquisition	and Loss	Premiums
	Premiums	Income	Year	Years	Cost	Expenses	Written
Year Ended December 31, 2003	$196,792,696	$13,315,936	$126,693,421	$(450,110)	$30,839,000	$118,455,674	$206,980,626

Year Ended December 31, 2002	$185,841,193	$14,581,252	$122,433,653	$6,834,033	$29,473,000	$112,703,368	$194,503,847

Year Ended December 31, 2001	$167,769,854	$15,885,544	$110,142,467	$8,035,082	$27,194,000	$106,342,848	$177,027,654