Form 10-Q
period 2004-03-31
DONEGAL GROUP INC
filed 2004-05-05
CIK 800457

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended March 31, 2004

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

(717) 426-1931

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X] .   No [   ] .

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes [   ] .   No [X] .

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,029,936 shares of Class A Common Stock, par value $0.01 per share, and 3,099,066 shares of Class B Common Stock, par value $0.01 per share, outstanding on May 1, 2004.

Part I. Financial Information

Item 1. Financial Statements.

Donegal Group Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost	$170,751,499	$113,050,784
Available for sale, at market value	221,665,778	198,433,337
Equity securities, available for sale, at market	39,250,491	31,448,221
Short-term investments, at cost, which approximates market	55,386,104	78,344,125

Total investments	487,053,872	421,276,467
Cash	6,549,327	5,908,521
Accrued investment income	4,188,275	3,752,075
Premiums receivable	40,961,516	29,016,940
Reinsurance receivable	92,108,980	81,009,106
Deferred policy acquisition costs	18,512,824	16,223,765
Deferred federal income taxes	9,894,405	7,032,409
Prepaid reinsurance premiums	35,609,354	30,691,654
Property and equipment, net	5,580,103	4,151,671
Accounts receivable - securities	—	1,524,384
Due from affiliate	430,728	—
Other	2,129,038	1,449,050

Total assets	$703,018,422	$602,036,042

Liabilities and Stockholders’ Equity
Liabilities
Losses and loss expenses	$256,450,963	$217,914,057
Unearned premiums	162,433,153	134,028,035
Accrued expenses	8,746,384	7,769,879
Reinsurance balances payable	3,356,590	1,355,796
Federal income taxes payable	2,239,559	315,808
Cash dividend declared to stockholders	—	1,378,993
Subordinated debentures	25,774,000	25,774,000
Accounts payable - securities	12,983,624	2,438,784
Due to affiliate	—	904,452
Drafts payable	2,314,490	—
Other	4,118,496	1,507,006

Total liabilities	478,417,259	393,386,810

Stockholders’ Equity
Preferred stock, $1.00 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 30,000,000 shares, issued 10,047,289 and 9,880,506 shares and outstanding 9,965,765 and 9,798,982 shares	100,473	98,805
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 3,133,497 and 3,051,811 shares and outstanding 3,092,735 and 3,011,049 shares	31,335	30,518
Additional paid-in capital	126,162,516	122,744,905
Accumulated other comprehensive income	6,147,066	5,290,923
Retained earnings	93,051,521	81,375,829
Treasury stock	(891,748)	(891,748)

Total stockholders’ equity	224,601,163	208,649,232

Total liabilities and stockholders’ equity	$703,018,422	$602,036,042

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues:
Net premiums earned	$62,699,478	$47,928,881
Investment income, net of investment expenses	3,780,017	3,364,518
Realized investment gains (losses)	468,443	(130,480)
Lease income	219,826	202,617
Service charge income	833,897	614,033
Other income	—	205,850

Total revenues	68,001,661	52,185,419

Expenses:
Net losses and loss expenses	40,371,057	31,850,515
Amortization of deferred policy acquisition costs	8,345,000	7,442,000
Other underwriting expenses	9,058,300	7,023,217
Policy dividends	367,652	241,843
Interest	337,395	214,741
Other expenses	583,170	330,576

Total expenses	59,062,574	47,102,892

Income before income taxes and extraordinary item	8,939,087	5,082,527
Income taxes	2,652,451	1,238,095

Income before extraordinary item	$6,286,636	$3,844,432
Extraordinary gain - unallocated negative goodwill	5,445,670	—

Net income	$11,732,306	$3,844,432

Basic earnings per common share:
Income before extraordinary item	$0.49	$0.42
Extraordinary item	0.42	—

Net income	$0.91	$0.42

Diluted earnings per common share:
Income before extraordinary item	$0.47	$0.41
Extraordinary item	0.40	—

Net income	$0.87	$0.41

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Net income	$11,732,306	$3,844,432
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities:
Unrealized holding gain (loss) during the period, net of income tax	1,160,631	(100,693)
Reclassification adjustment, net of income tax	(304,488)	84,812

Other comprehensive income (loss)	856,143	(15,881)

Comprehensive income	$12,588,449	$3,828,551

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)
Three Months Ended March 31, 2004

					Additional
					Paid-In
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Capital
Balance, December 31, 2003	9,880,506	3,051,811	$98,805	$30,518	$122,744,905
Issuance of common stock	10,329		103		145,471
Net income
Cash dividends
Exercise of stock options	156,454	81,686	1,565	817	2,287,647
Grant of stock options					55,467
Tax benefit on exercise of stock options					929,026
Other comprehensive income

Balance, March 31, 2004	10,047,289	3,133,497	$100,473	$31,335	$126,162,516

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated
	Other			Total
	Comprehensive	Retained	Treasury	Stockholders’
	Income	Earnings	Stock	Equity
Balance, December 31, 2003	$5,290,923	$81,375,829	$(891,748)	$208,649,232
Issuance of common stock				145,574
Net income		11,732,306		11,732,306
Cash dividends		(1,147)		(1,147)
Exercise of stock options				2,290,029
Grant of stock options		(55,467)		—
Tax benefit on exercise of stock options				929,026
Other comprehensive income	856,143			856,143

Balance, March 31, 2004	$6,147,066	$93,051,521	$(891,748)	$224,601,163

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash Flows from Operating Activities:
Net income	$11,732,306	$3,844,432

Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary gain - unallocated negative goodwill	(5,445,670)	—
Depreciation and amortization	629,747	386,815
Realized investment gains	(468,443)	(75,370)
Changes in assets and liabilities:
Losses and loss expenses	2,614,329	16,433
Unearned premiums	7,976,868	3,864,564
Premiums receivable	(3,332,916)	(1,439,232)
Deferred acquisition costs	(2,289,059)	(168,761)
Deferred income taxes	(129,515)	(383,527)
Reinsurance receivable	(3,032,437)	5,668,451
Prepaid reinsurance premiums	(2,260,182)	(1,453,189)
Accrued investment income	269,727	236,162
Due from affiliate	(1,335,180)	(665,835)
Reinsurance balances payable	1,063,507	187,696
Current income taxes	2,578,777	1,197,957
Accrued expenses	(2,260,594)	(432,145)
Drafts payable	(216,436)	—
Other, net	2,858,241	29,410

Net adjustments	(2,779,236)	6,969,429

Net cash provided by operating activities	8,953,070	10,813,861

Cash Flows from Investing Activities:
Purchase of fixed maturities:
Held to maturity	(29,582,762)	(9,261,443)
Available for sale	(30,433,524)	(22,199,356)
Purchase of equity securities, available for sale	(12,216,159)	(2,402,873)
Maturity of fixed maturities:
Held to maturity	6,454,803	6,803,087
Available for sale	22,074,708	22,592,599
Sale of fixed maturities:
Available for sale	27,817,188	—
Sale of equity securities, available for sale	8,169,176	594,036
Purchase of Le Mars Insurance Company	(11,816,523)	—
Purchase of Peninsula Insurance Group	(21,912,629)	—
Net purchases of property and equipment	(163,746)	223,389
Net sales (purchases) of short-term investments	32,241,741	(3,077,510)

Net cash used in investing activities	(9,367,727)	(6,728,071)

Cash Flows from Financing Activities:
Cash dividends paid	(1,380,140)	(888,951)
Issuance of common stock	2,435,603	602,242

Net cash provided by (used in) financing activities	1,055,463	(286,709)

Net increase in cash	640,806	3,799,081
Cash at beginning of period	5,908,521	1,124,604

Cash at end of period	$6,549,327	$4,923,685

Cash paid during period - Interest	$335,829	$178,129
Net cash paid during period - Taxes	$260,000	$410,000

See accompanying notes to consolidated financial statements.

DONEGAL GROUP INC. AND SUBSIDIARIES
(Unaudited)
Summary Notes to Consolidated Financial Statements

1	- Organization

     We were organized as a regional insurance holding company by Donegal Mutual Insurance Company (the “Mutual Company”) on August 26, 1986. We operate predominantly as an underwriter of personal and commercial lines of property and casualty insurance through our subsidiaries. Our personal lines products consist primarily of homeowners and private passenger automobile policies. Our commercial lines products consist primarily of commercial automobile, commercial multiple peril and workers’ compensation policies. We distribute our products exclusively through a network of independent insurance agents in the Mid-Atlantic, Midwest and Southeastern states. Our wholly owned insurance subsidiaries include Atlantic States Insurance Company (“Atlantic States”), Southern Insurance Company of Virginia (“Southern”), and, since January 1, 2004, Le Mars Insurance Company (“Le Mars”) and the Peninsula Insurance Group (“Peninsula”), which consists of Peninsula Indemnity Company and The Peninsula Insurance Company. We also own 47.5% of the outstanding stock of Donegal Financial Services Corporation (“DFSC”), a thrift holding company. The Mutual Company owns the remaining 52.5% of the outstanding stock of DFSC.

     At March 31, 2004, the Mutual Company held approximately 42% of our outstanding Class A common stock and approximately 63% of our outstanding Class B common stock. We refer to the Mutual Company and our insurance subsidiaries as the Donegal Insurance Group.

     Atlantic States, our largest subsidiary, and the Mutual Company have a pooling agreement under which both companies are allocated a given percentage of their combined underwriting results, excluding certain reinsurance assumed by the Mutual Company from our insurance subsidiaries. Atlantic States has a 70% share of the results of the pool, and the Mutual Company has a 30% share of the results of the pool.

     In addition to the pooling agreement and third-party reinsurance, Atlantic and Southern have various reinsurance arrangements with the Mutual Company. These agreements include:

•	catastrophe reinsurance agreements with Atlantic and Southern;

•	an excess of loss reinsurance agreement with Southern;

•	a workers’ compensation reallocation agreement with Southern; and

•	a 100% retrocessional agreement with Southern.

     The retrocessional agreement is intended to ensure that Southern receives the same A.M. Best rating, currently A (Excellent), as the Mutual Company. The retrocessional agreement does not otherwise provide for pooling or reinsurance with or by the Mutual Company and does not transfer insurance risk.

     In June 2002, the Mutual Company consummated an affiliation with Le Mars. As part of the affiliation, the Mutual Company entered into a management agreement with and made a $4.0 million surplus note investment in Le Mars. During 2003, Le Mars’ board of directors adopted a plan of conversion to convert to a stock insurance company. Following policyholder and regulatory approval of the plan of conversion, we acquired all of the outstanding stock of Le Mars as of January 1, 2004 for approximately $12.9 million in cash, including payment of the surplus note ($4.0 million) and accrued interest ($392,740) to the Mutual Company. The results of Le Mars have been included in our consolidated financial statements since January 1, 2004.

     The acquisition of Le Mars enables us to conduct our insurance business in four Midwest states. Le Mars, which was organized under the laws of Iowa in 1901, operates as a property and casualty insurer in Iowa, Nebraska, Oklahoma and South Dakota. Personal lines coverages represent a majority of Le Mars’ premiums written, with the balance coming from farmowners and mercantile and service businesses. Le Mars’ largest lines of business are private passenger automobile liability and physical damage; its other principal lines are homeowners and commercial multi-peril. Le Mars had net premiums earned of $20.5 million in 2002 and $17.9 million in 2003. The statutory surplus and total admitted assets on a statutory basis of Le Mars as of December 31, 2003 were $12.0 million and $37.0 million, respectively. The purchase price of Le Mars was based upon an independent valuation as of July 31, 2003. In applying GAAP purchase accounting standards as of January 1, 2004, we recognized an extraordinary gain in the amount of $5.4 million related to unallocated negative goodwill resulting from this acquisition. A substantial portion of this unallocated negative goodwill was generated by the recognition of anticipated federal income tax benefits that we expect to realize over the allowable twenty-year carryover period by offsetting the net operating loss carryover obtained as part of the acquisition of Le Mars against taxable income generated by our other consolidated affiliates. We have determined that a valuation allowance is required for a portion of the acquired net operating loss carryover, because federal tax laws limit the amount of such carryover that can be utilized. Other factors that generated negative goodwill include favorable operating results and increases in the market values of invested assets in the period between the valuation date and the purchase date.

     As of January 1, 2004, we purchased all of the outstanding stock of Peninsula Indemnity Company and The Peninsula Insurance Company, both of which are organized under Maryland law, with headquarters in Salisbury, Maryland, from Folksamerica Holding Company, Inc., a part of the White Mountains Insurance Group, Ltd., for a price in cash equal to 107.5% of Peninsula’s GAAP stockholders’ equity as of the closing of the acquisition, or approximately $23.4 million. The results of Peninsula have been included in our consolidated financial statements since January 1, 2004.

     Peninsula expands our presence in existing markets, operating primarily in Maryland, Delaware and Virginia. Peninsula specializes in private passenger automobile coverages and also writes homeowners, commercial multiple peril, workers’ compensation and commercial automobile coverages. For the years ended December 31, 2002 and 2003, Peninsula had net premiums earned of $29.7 million and $32.7 million, respectively. Peninsula’s stockholders’ equity and total admitted assets on a statutory basis as of December 31, 2003 were $19.5 million and $52.6 million, respectively. We recorded goodwill of $374,968 related to this acquisition, none of which is expected to be deductible for federal income tax purposes. Pursuant to terms of the purchase agreement, the seller has guaranteed against any deficiency in excess of $1.5 million in the loss and loss expense reserves of Peninsula as of the purchase date. Any such deficiency will based on a final actuarial review of the development of such reserves to be conducted four years from the purchase date. The maximum obligation of the seller to us under this guarantee is $4.0 million.

     The following table presents financial information related to the results of operations of Le Mars and Peninsula for the quarter ended March 31, 2004. Prior to our acquisition of Le Mars and Peninsula, their quarterly financial statements were prepared in accordance with statutory accounting practices (SAP). Therefore, GAAP financial information necessary to prepare supplemental pro forma information was unavailable for the prior year quarter ended March 31, 2003.

	Le Mars	Peninsula
	($in thousands)
Total revenues	$4,135	$7,994
Income before extraordinary item	1,264	553
Net income	1,264	553
Basic earnings per share	0.10	0.04
Diluted earnings per share	0.09	0.04

2	- Basis of Presentation

     The financial information for the interim periods included herein is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods included herein. Our results of operations for the three months ended March 31, 2004 are not necessarily indicative of our results of operations to be expected for the twelve months ending December 31, 2004.

     These financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

3	- Earnings Per Share

     The computation of basic and diluted earnings per share is as follows:

		Effect of
		Stock
	Basic	Options	Diluted
Three Months Ended March 31:
2004
Income before extraordinary item	$6,286,636	$—	$6,286,636
Extraordinary item	5,445,670	—	5,445,670

Net income	$11,732,306	$—	$11,732,306

Weighted average shares outstanding	12,889,823	618,707	13,508,530

Earnings per common share:
Income before extraordinary item	$0.49	$(0.02)	$0.47
Extraordinary item	0.42	(0.02)	0.40

Net income	$0.91	$(0.04)	$0.87

2003
Income before extraordinary item	$3,844,432	$—	$3,844,432
Extraordinary item	—	—	—

Net income	$3,844,432	$—	$3,844,432

Weighted average shares outstanding	9,210,402	120,453	9,330,855

Earnings per common share:
Income before extraordinary item	$0.42	$(0.01)	$0.41
Extraordinary item	—	—	—

Net income	$0.42	$(0.01)	$0.41

     The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price during the relevant period:

	Three Months Ended
	March 31,
	2004	2003
Number of shares	7,500	948,832

4	- Segment Information

     We evaluate the performance of our personal lines and commercial lines based upon underwriting results as determined under SAP, which is used by management to measure performance for our total business. Financial data by segment is as follows:

	Three Months Ended
	March 31,
	2004	2003
	($ in thousands)
Revenues:
Premiums earned:
Commercial lines	$22,929	$17,305
Personal lines	41,454	30,624

Net SAP premiums earned	64,383	47,929
GAAP adjustments	(1,684)	—

Net GAAP premiums earned	—	—
	62,699	47,929
Net investment income	3,780	3,365
Realized investment gains (losses)	468	(131)
Other	1,055	1,022

Total revenues	$68,002	$52,185

Income before income taxes and extraordinary items:
Underwriting income (loss):
Commercial lines	$1,632	$2,347
Personal lines	2,267	(1,133)

SAP underwriting income	3,899	1,214
GAAP adjustments	658	157

GAAP underwriting income	4,557	1,371
Net investment income	3,780	3,365
Realized investment gains (losses)	468	(131)
Other	134	478

Income before income taxes and extraordinary items	$8,939	$5,083

5	- Subordinated Debentures

     On May 15, 2003, we received $15.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on May 15, 2033 and are callable at our option, at par, after five years. The debentures carry an interest rate equal to the three-month LIBOR rate plus 4.10%, which is adjustable quarterly. At March 31, 2004, the interest rate on the debentures was 5.22%.

     On October 29, 2003, we received $10.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on October 29, 2033 and are callable at our option, at par, after five years. The debentures carry an interest rate equal to the three-month LIBOR rate plus 3.85%, which is adjustable quarterly. At March 31, 2004, the interest rate on the debentures was 4.97%.

6	- Stock – Based Compensation Plans

     We account for stock-based compensation plans under the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. During 2001, we adopted an Equity Incentive Plan for key employees that made 1,500,000 shares of Class A common stock available. The plan provides for the granting of awards by our Board of Directors in the form of stock options, stock appreciation rights, restricted stock or any combination of the above. During 2001, we also adopted an Equity Incentive Plan for Directors that made 200,000 shares of Class A common stock available. Awards may be made in the form of stock options, and the plan further provides for the issuance of 175 shares of restricted stock to each director on the first business day of January in each year. No stock-based employee compensation is reflected in income, except for expense associated with restricted stock issued, as all options granted under those plans had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share as if we had applied the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (as amended by SFAS No. 148), “Accounting for Stock-Based Compensation.”

	Three Months Ended
	March 31,
	2004	2003
	($in thousands, except per share data)
Net income, as reported	$11,732	$3,844
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(134)	(13)

Pro forma net income	$11,598	$3,831

Basic earnings per share:
As reported	$0.91	$0.42
Pro forma	$0.90	$0.42
Diluted earnings per share:
As reported	$0.87	$0.41
Pro forma	$0.86	$0.41

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations - Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

     Net Premiums Written. Net premiums written for the three months ended March 31, 2004 were $68.4 million, compared to $50.3 million for the same period in 2003. Commercial lines net premiums written increased $7.6 million, or 37.4%, in the first quarter of 2004 compared to same period in 2003. Personal lines net premiums written increased $10.5 million, or 34.9%, in the first quarter of 2004 compared to same period in 2003. The acquisition of Le Mars and Peninsula as of January 1, 2004 accounted for approximately $14.3 million of net premiums written in 2004, or approximately 79.0% of the increase from the same period in 2003. We have also benefited during these periods, and expect to continue to benefit, from premium increases by our insurance subsidiaries that have resulted from pricing actions approved by regulators. These increases related primarily to private passenger automobile, commercial multiple-peril, workers’ compensation and homeowners lines of business realized across most of the states in which we operate. In addition to the acquisitions and pricing increases, we have also benefited from organic growth in most of the states in which we operate.

     Net Premiums Earned. Net premiums earned increased to $62.7 million for the first quarter of 2004, an increase of $14.8 million, or 30.9%, over the first quarter of 2003. Premiums are earned, or recognized as revenue, over the terms of our policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned will generally reflect increases or decreases in net premiums written in the preceding twelve-month period compared to the same period one year earlier. Earned premiums have grown during the 2004 period due to the acquisition of Le Mars and Peninsula as well as due to the increase in written premiums in the past year. Net premiums earned and amortization of deferred policy acquisition costs were both reduced $1.7 million during the first quarter of 2004 related to the application of purchase accounting methodology in the acquisition of Le Mars and Peninsula. Acquired deferred acquisition costs were netted from unearned premiums as of the purchase date. Since these costs were incurred prior to purchase, they were netted from the associated deferred revenues in estimating the fair value of the unearned premiums assumed in the acquisitions. As a result, the normal amortization of these costs was shown as a reduction of net premiums earned in the current period. The amortization of deferred acquisition costs was correspondingly reduced, so that there was no impact on net income.

     Investment Income. For the three months ended March 31, 2004, our net investment income increased 12.3% to $3.8 million, compared to $3.4 million for the same period one year ago. An increase in average invested assets from $337.5 million in the first quarter of 2003 to $454.2 million in the first quarter of 2004 was offset by a decrease in the annualized average return on investments from 4.0% for the first quarter of 2003 to 3.3% for the first quarter of 2004. The decrease in our annualized average return reflects higher levels of liquidity in our investment portfolio during the first quarter of 2004 compared to the same period a year earlier and a declining interest rate environment in both periods.

     Net Realized Investment Gains/Losses. Net realized investment gains in the first quarter of 2004 were $468,443, compared to net realized investment losses of $130,480 for the same period in 2003. Impairment charges of $6,650 were recognized in the first quarter of 2004, compared to impairment charges of $223,499 recognized in the first quarter of 2003. The impairment charges for both periods were the result of declines in the market value of equity securities that we determined to be other than temporary. The remaining net realized investment gains and losses in both periods resulted from normal turnover within our investment portfolio.

     Losses and Loss Expenses. Our loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, in the first quarter of 2004 was 64.4%, compared to 66.5% in the first quarter of 2003. The commercial lines loss ratio increased to 61.3% in the first quarter of 2004, compared to 52.5% in the first quarter of 2003. The personal lines loss ratio improved from 74.1% in the first quarter of 2003 to 65.9% in the first quarter of 2004. Increases in our commercial automobile and workers’ compensation loss ratios were offset by favorable experience in commercial multiple peril, personal automobile and homeowners lines of business. Our loss ratios were also impacted in the first quarter of 2004 by the reduction in earned premiums during the first quarter of 2004 related to the application of purchase accounting methodology in the acquisition of Le Mars and Peninsula discussed above.

     Underwriting Expenses. Our expense ratio, which is the ratio of policy acquisition and other underwriting expenses to premiums earned, for the first quarter of 2004 was 27.8%, compared to 30.2% for the first quarter of 2003. The improvement in our expense ratio reflects a decrease in expenses during the first quarter of 2004 related to the application of purchase accounting methodology in the acquisition of Le Mars and Peninsula discussed above. The acquired deferred acquisition costs were netted from unearned premiums as of the purchase date and as a result, the amortization of these costs was shown as a reduction of earned premiums instead of being shown as a component of expenses in the current period.

     Combined Ratio. The combined ratio was 92.7% and 97.2% for the three months ended March 31, 2004 and 2003, respectively. The combined ratio represents the sum of the loss ratio, expense ratio and dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned. The improvement in the combined ratio was largely attributable to the decreases in the loss and expense ratios for the 2004 period compared to the 2003 period.

     Interest Expense. Interest expense for the first quarter of 2004 was $337,395, compared to $214,741 for the first quarter of 2003, and reflected an increase in interest expense related to the issuance of $25.8 million of subordinated debentures in May and October 2003, offset by decreases in the average interest rates and average borrowings under our line of credit for the 2004 period compared to the 2003 period.

     Income Taxes. Income tax expense was $2.7 million for the first quarter of 2004, representing an effective tax rate of 29.7%, compared to $1.2 million for the first quarter of 2003, representing an effective tax rate of 24.4%. The change in effective tax rates is due to tax-exempt interest income representing a smaller proportion of net income before taxes in the 2004 period compared to the 2003 period.

     Net Income and Earnings Per Share. Our net income for the first quarter of 2004 was $11.7 million, or $.87 per share on a diluted basis. The first quarter of 2004 net income included an extraordinary gain of $5.4 million related to unallocated negative goodwill associated with the Le Mars acquisition. Income before this extraordinary item was $6.3 million, or $.47 per share on a diluted basis, an increase of 63.5% over the net income of $3.8 million, or $.41 per share on a diluted basis, reported for the first quarter of 2003. Our fully diluted shares outstanding for the first quarter of 2004 increased to 13.5 million, compared to 9.3 million for the first quarter of 2003, due primarily to our follow-on stock offering that was completed in November 2003.

Liquidity and Capital Resources

     Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as they arise. Our major sources of funds from operations are the net cash flows generated from our insurance subsidiaries’ underwriting results, investment income and maturing investments.

     We generate sufficient net positive cash flow from our operations to fund our commitments and build our investment portfolio, thereby increasing future investment returns. We maintain a high degree of liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. Net cash flows provided by operating activities in the first three months of 2004 and 2003 were $9.0 million and $10.8 million, respectively.

     On May 15, 2003, we received $15.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on May 15, 2033 and are callable at our option, at par, after five years. The debentures carry an interest rate equal to the three-month LIBOR rate plus 4.10%, which is adjustable quarterly. At March 31, 2004, the interest rate on the debentures was 5.22%.

     On October 29, 2003, we received $10.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on October 29, 2033 and are callable at our option, at par, after five years. The debentures carry an interest rate equal to the three-month LIBOR rate plus 3.85%, which is adjustable quarterly. At March 31, 2004, the interest rate on the debentures was 4.97%.

     On November 25, 2003, we entered into a credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a four-year $35.0 million unsecured, revolving line of credit. As of March 31, 2004, we may borrow up to $35.0 million at interest rates equal to the bank’s current prime rate or the then current LIBOR rate plus between 1.50% and 1.75%, depending on our leverage ratio. In addition, we pay a fee of 0.15% per annum on the loan commitment amount, regardless of usage. The agreement requires our compliance with certain covenants, which include minimum levels of our net worth, leverage ratio and statutory surplus and A.M. Best ratings of our subsidiaries. As of March 31, 2004, there were no borrowings outstanding, and we were in compliance with all requirements of the agreement.

     The following table shows our significant contractual obligations as of March 31, 2004.

							After
($ in thousands)	Total	2004	2005	2006	2007	2008	2008
Subordinated debentures	$25,774	$—	$—	$—	$—	$—	$25,774

Total contractual obligations	$25,774	$—	$—	$—	$—	$—	$25,774

     No dividends were declared in the first quarter of 2004 or 2003. On April 15, 2004, we declared regular quarterly cash dividends of 12 cents per share for our Class A common stock and 10.5 cents per share for our Class B common stock, payable May 15, 2004 to stockholders of record as of the close of business on May 1, 2004. There are no regulatory restrictions on the payment of dividends to our stockholders, although there are state law restrictions on the payment of dividends from our insurance subsidiaries to us. Our insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis, and are subject to regulations under which payment of dividends from statutory surplus is restricted and may require prior approval of the applicable domiciliary insurance regulatory authorities. Our insurance subsidiaries are subject to risk-based capital (RBC) requirements. At December 31, 2003, our insurance subsidiaries’ capital levels were each substantially above RBC requirements. At January 1, 2004, amounts available for distribution as dividends to us without prior approval of their domiciliary insurance regulatory authorities were $13.3 million from Atlantic States, $4.1 from Southern, $1.2 million from Le Mars and $1.9 million from Peninsula, all of which remained available at March 31, 2004.

     As of March 31, 2004, we had no material commitments for capital expenditures.

Equity Price Risk

     Our portfolio of marketable equity securities, which is carried on our consolidated balance sheets at estimated fair value, has exposure to the risk of loss resulting from an adverse change in prices. We manage this risk by performing an analysis of prospective investments and through regular reviews of our portfolio by our investment staff.

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

     We have maintained approximately the same duration of our investment portfolio to our liabilities from December 31, 2003 to March 31, 2004. In addition, we have maintained approximately the same investment mix during this period.

     There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2003 through March 31, 2004.

Item 4. Control and Procedures.

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the our disclosure controls and procedures are effective to ensure that information required to be disclosed by us (including our consolidated subsidiaries) in our periodic filings with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. There has been no change in our internal control over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

     None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as Part	Shares (or Units)
	(a) Total Number of	(b) Average	of Publicly	that May Yet Be
	Shares (or Units)	Price Paid per	Announced Plans or	Purchased Under the
Period	Purchased	Share (or Unit)	Programs	Plans or Programs
Month #1	Class A - None	Class A - None	Class A - None	Class A - None
Jan. 1-31, 2004	Class B - None	Class B - None	Class B - None	Class B - None
Month #2	Class A - None	Class A - None	Class A - None	Class A - None
Feb. 1-29, 2004	Class B - 22,661	Class B - $20.47	Class B - None (1)	Class B - None
Month #3	Class A - None	Class A - None	Class A - None	Class A - None
March 1-31, 2004	Class B - 62,358	Class B - $20.69	Class B - None (1)	Class B - None
	Class A - None	Class A - None	Class A - None	Class A - None
Total	Class B - 85,019	Class B - $20.63	Class B - None (1)	Class B - None

(1)	All shares were purchased by the Mutual Company in privately negotiated non-market transactions directly with its employees. These transactions were not pursuant to a publicly announced plan or program.

Item 3. Defaults upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     Annual Stockholders meeting held April 19, 2004.

Directors elected at meeting:
John J. Lyons	Votes for-3,517,704, Votes withheld - 3,942
R. Richard Sherbahn	Votes for-3,512,429, Votes withheld - 9,216
Richard D. Wampler, II	Votes for-3,517,722, Votes withheld - 3,924

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit No.	Description
Exhibit 31.1	Certification of Chief Executive Officer
Exhibit 31.2	Certification of Chief Financial Officer
Exhibit 32.1	Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Title 18 of the United States Code
Exhibit 32.2	Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Title 18 of the United States Code

(b)	Reports on Form 8-K:

On January 16, 2004, we filed a report on Form 8-K including as an exhibit our press releases announcing the acquisitions of Le Mars and Peninsula.

On February 25, 2004, we filed a report on Form 8-K including as an exhibit our fourth quarter 2003 earnings press release.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONEGAL GROUP INC.
May 5, 2004	By:	/s/ Donald H. Nikolaus

Donald H. Nikolaus, President
and Chief Executive Officer

May 5, 2004	By:	/s/ Ralph G. Spontak

Ralph G. Spontak, Senior Vice President,
Chief Financial Officer and Secretary