Form 10-Q
period 2004-06-30
DONEGAL GROUP INC
filed 2004-08-09
CIK 800457

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,124,548 shares of Class A Common Stock, par value $0.01 per share, and 3,100,398 shares of Class B Common Stock, par value $0.01 per share, outstanding on August 3, 2004.

Part I. Financial Information

Item 1. Financial Statements.

Donegal Group Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost	$179,356,615	$113,050,784
Available for sale, at market value	221,701,437	198,433,337
Equity securities, available for sale, at market	48,168,309	31,448,221
Short-term investments, at cost, which approximates market	32,304,320	78,344,125

Total investments	481,530,681	421,276,467
Cash	5,271,527	5,908,521
Accrued investment income	4,709,480	3,752,075
Premiums receivable	43,595,327	29,016,940
Reinsurance receivable	94,321,903	81,009,106
Deferred policy acquisition costs	20,688,496	16,223,765
Deferred federal income taxes	12,650,150	7,032,409
Prepaid reinsurance premiums	38,660,491	30,691,654
Property and equipment, net	5,592,904	4,151,671
Accounts receivable - securities	713,433	1,524,384
Due from affiliate	1,816,092	—
Federal income taxes recoverable	1,140,185	—
Other	2,226,923	1,449,050

Total assets	$712,917,592	$602,036,042

Liabilities and Stockholders’ Equity
Liabilities
Losses and loss expenses	$260,555,519	$217,914,057
Unearned premiums	173,761,271	134,028,035
Accrued expenses	9,607,113	7,769,879
Reinsurance balances payable	2,981,576	1,355,796
Federal income taxes payable	—	315,808
Cash dividend declared to stockholders	—	1,378,993
Subordinated debentures	30,929,000	25,774,000
Accounts payable - securities	1,826,625	2,438,784
Due to affiliate	—	904,452
Drafts payable	2,674,145	—
Other	3,040,298	1,507,006

Total liabilities	485,375,547	393,386,810

Stockholders’ Equity
Preferred stock, $1.00 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 30,000,000 shares, issued 10,189,064 and 9,880,506 shares and outstanding 10,107,540 and 9,798,982 shares	101,891	98,805
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 3,140,494 and 3,051,811 shares and outstanding 3,099,732 and 3,011,049 shares	31,405	30,518
Additional paid-in capital	128,560,614	122,744,905
Accumulated other comprehensive income	1,436,515	5,290,923
Retained earnings	98,303,368	81,375,829
Treasury stock	(891,748)	(891,748)

Total stockholders’ equity	227,542,045	208,649,232

Total liabilities and stockholders’ equity	$712,917,592	$602,036,042

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Income
(Unaudited)

	Six Months Ended June 30,
	2004	2003
Revenues:
Net premiums earned	$128,197,880	$96,362,570
Investment income, net of investment expenses	7,622,591	6,680,228
Realized investment gains	643,998	85,890
Lease income	439,243	413,732
Service charge income	1,790,371	1,263,967
Other income	—	205,850

Total revenues	138,694,083	105,012,237

Expenses:
Net losses and loss expenses	80,332,078	61,508,981
Amortization of deferred policy acquisition costs	18,287,000	14,987,000
Other underwriting expenses	19,156,895	14,292,423
Policy dividends	461,766	469,157
Interest	697,426	521,531
Other expenses	1,081,083	675,228

Total expenses	120,016,248	92,454,320

Income before income taxes and extraordinary item	18,677,835	12,557,917
Income taxes	5,621,012	3,444,532

Income before extraordinary item	$13,056,823	$9,113,385
Extraordinary gain - unallocated negative goodwill	5,445,670	—

Net income	$18,502,493	$9,113,385

Basic earnings per common share:
Income before extraordinary item	$1.00	$0.99
Extraordinary item	0.42	—

Net income	$1.42	$0.99

Diluted earnings per common share:
Income before extraordinary item	$0.96	$0.97
Extraordinary item	0.40	—

Net income	$1.36	$0.97

Consolidated Statements of Comprehensive Income

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Net income	$18,502,493	$9,113,385
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities:
Unrealized holding gain (loss) during the period, net of income tax	(3,435,809)	1,465,540
Reclassification adjustment, net of income tax	(418,599)	(55,829)
Other comprehensive income (loss)	(3,854,408)	1,409,711

Comprehensive income	$14,648,085	$10,523,096

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

(Unaudited)

	Three Months Ended June 30,
	2004	2003
Revenues:
Net premiums earned	$65,498,402	$48,433,689
Investment income, net of investment expenses	3,842,574	3,315,710
Realized investment gains	175,555	216,370
Lease income	219,417	211,115
Service charge income	956,474	649,934

Total revenues	70,692,422	52,826,818

Expenses:
Net losses and loss expenses	39,961,021	29,658,466
Amortization of deferred policy acquisition costs	9,942,000	7,545,000
Other underwriting expenses	10,098,595	7,269,206
Policy dividends	94,114	227,314
Interest	360,031	306,790
Other expenses	497,913	344,652

Total expenses	60,953,674	45,351,428

Income before income taxes	9,738,748	7,475,390
Income taxes	2,968,561	2,206,437

Net income	$6,770,187	$5,268,953

Net income per common share:
Basic	$0.52	$0.57

Diluted	$0.50	$0.56

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,
	2004	2003
Net income	$6,770,187	$5,268,953
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities:
Unrealized holding gain (loss) during the period, net of income tax	(4,596,440)	1,566,233
Reclassification adjustment, net of income tax	(114,111)	(140,641)

Other comprehensive income (loss)	(4,710,551)	1,425,592

Comprehensive income	$2,059,636	$6,694,545

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity
(Unaudited)
Six Months Ended June 30, 2004

	Class A Shares	Class B Shares	Class A Amount	Class B Amount
Balance, December 31, 2003	9,880,506	3,051,811	$98,805	$30,518
Issuance of common stock	28,765		288
Net income
Cash dividends
Exercise of stock options	279,793	88,683	2,798	887
Grant of stock options
Tax benefit on exercise of stock options
Other comprehensive loss

Balance, June 30, 2004	10,189,064	3,140,494	$101,891	$31,405

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
	Additional	Other			Total
	Paid-In	Comprehensive	Retained	Treasury	Stockholders'
	Capital	Income	Earnings	Stock	Equity
Balance, December 31, 2003	$122,744,905	$5,290,923	$81,375,829	$(891,748)	$208,649,232
Issuance of common stock	499,774				500,062
Net income			18,502,493		18,502,493
Cash dividends			(1,519,487)		(1,519,487)
Exercise of stock options	3,952,294				3,955,979
Grant of stock options	55,467		(55,467)		—
Tax benefit on exercise of stock options	1,308,174				1,308,174
Other comprehensive loss		(3,854,408)			(3,854,408)

Balance, June 30, 2004	$128,560,614	$1,436,515	$98,303,368	$(891,748)	$227,542,045

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash Flows from Operating Activities:
Net income	$18,502,493	$9,113,385

Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary gain - unallocated negative goodwill	(5,445,670)	—
Depreciation and amortization	1,311,755	794,070
Realized investment gains	(643,998)	(85,890)
Changes in assets and liabilities:
Losses and loss expenses	6,718,885	(1,042,301)
Unearned premiums	19,304,986	11,110,934
Premiums receivable	(5,966,727)	(2,867,431)
Deferred acquisition costs	(4,464,731)	(953,883)
Deferred income taxes	(348,800)	(386,069)
Reinsurance receivable	(5,245,360)	4,342,062
Prepaid reinsurance premiums	(5,311,319)	(3,949,295)
Accrued investment income	(251,478)	216,861
Due from affiliate	(2,720,544)	(1,415,581)
Reinsurance balances payable	688,493	360,245
Current income taxes	(421,819)	(585,468)
Accrued expenses	(1,399,865)	(388,819)
Drafts payable	143,219	—
Other, net	1,682,141	83,668

Net adjustments	(2,370,832)	5,233,103

Net cash provided by operating activities	16,131,661	14,346,488

Cash Flows from Investing Activities:
Purchase of fixed maturities:
Held to maturity	(52,706,119)	(24,963,165)
Available for sale	(53,927,281)	(42,998,272)
Purchase of equity securities, available for sale	(25,700,923)	(8,240,320)
Maturity of fixed maturities:
Held to maturity	14,150,067	10,692,008
Available for sale	35,946,347	49,017,841
Sale of fixed maturities:
Available for sale	27,813,091	4,297,187
Sale of equity securities, available for sale	9,745,318	8,261,206
Purchase of Le Mars Insurance Company	(11,816,523)	—
Purchase of Peninsula Insurance Group	(21,912,629)	—
Net purchases of property and equipment	(396,089)	(167,274)
Net sales (purchases) of short-term investments	55,323,525	(16,322,845)

Net cash used in investing activities	(23,481,216)	(20,423,634)

Cash Flows from Financing Activities:
Cash dividends paid	(2,898,480)	(1,877,533)
Issuance of common stock	4,456,041	1,156,072
Issuance of subordinated debentures	5,155,000	15,000,000
Line of credit, net	—	(7,000,000)

Net cash provided by financing activities	6,712,561	7,278,539

Net increase (decrease) in cash	(636,994)	1,201,393
Cash at beginning of period	5,908,521	1,124,604

Cash at end of period	$5,271,527	$2,325,997

Cash paid during period - Interest	$683,751	$368,581
Net cash paid during period - Taxes	$6,405,000	$4,330,000

See accompanying notes to consolidated financial statements.

DONEGAL GROUP INC. AND SUBSIDIARIES
(Unaudited)

Summary Notes to Consolidated Financial Statements

1 - Organization

     We were organized as a regional insurance holding company by Donegal Mutual Insurance Company (the “Mutual Company”) on August 26, 1986. We operate predominantly as an underwriter of personal and commercial lines of property and casualty insurance through our subsidiaries. Our personal lines products consist primarily of homeowners and private passenger automobile insurance policies. Our commercial lines products consist primarily of commercial automobile, commercial multiple peril and workers’ compensation insurance policies. We distribute our products exclusively through a network of independent insurance agents in the Mid-Atlantic, Midwest and Southeastern states. Our wholly owned insurance subsidiaries include Atlantic States Insurance Company (“Atlantic States”), Southern Insurance Company of Virginia (“Southern”), and, since January 1, 2004, Le Mars Insurance Company (“Le Mars”) and the Peninsula Insurance Group (“Peninsula”), which consists of Peninsula Indemnity Company and The Peninsula Insurance Company. We also own 47.5% of the outstanding stock of Donegal Financial Services Corporation (“DFSC”), a thrift holding company. The Mutual Company owns the remaining 52.5% of the outstanding stock of DFSC.

     At June 30, 2004, the Mutual Company held approximately 41% of our outstanding Class A common stock and approximately 63% of our outstanding Class B common stock. We refer to the Mutual Company and our insurance subsidiaries as the Donegal Insurance Group.

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

     In addition to the pooling agreement and third-party reinsurance, Atlantic, Southern and Le Mars have various reinsurance arrangements with the Mutual Company. These agreements include:

•	catastrophe reinsurance agreements with Atlantic, Southern and Le Mars;

•	an excess of loss reinsurance agreement with Southern;

•	a workers’ compensation reallocation agreement with Southern; and

•	a 100% retrocessional agreement with Southern and Le Mars.

     The retrocessional agreements are intended to ensure that Southern and Le Mars receive the same A.M. Best rating, currently A (Excellent), as the Mutual Company. The retrocessional agreements do not otherwise provide for pooling or reinsurance with or by the Mutual Company and do not transfer insurance risk.

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

     The acquisition of Le Mars enables us to conduct our insurance business in four Midwest states. Le Mars, which was organized under the laws of Iowa in 1901, operates as a property and casualty insurer in Iowa, Nebraska, Oklahoma and South Dakota. Personal lines coverages represent a majority of Le Mars’ premiums written, with the balance coming from farmowners and mercantile and service businesses. Le

Mars’ largest lines of business are private passenger automobile liability and physical damage; its other principal lines are homeowners and commercial multiple peril. Le Mars had net premiums earned of $20.5 million in 2002 and $17.9 million in 2003. Le Mars’ surplus and total admitted assets on a statutory basis as of December 31, 2003 were $12.0 million and $37.0 million, respectively. The purchase price of Le Mars was based upon an independent valuation as of July 31, 2003. In applying GAAP purchase accounting standards as of January 1, 2004, we recognized an extraordinary gain in the amount of $5.4 million related to unallocated negative goodwill resulting from this acquisition. A substantial portion of this unallocated negative goodwill was generated by the recognition of anticipated federal income tax benefits that we expect to realize over the allowable twenty-year carryover period by offsetting the net operating loss carryover obtained as part of the acquisition of Le Mars against taxable income generated by our other consolidated affiliates. We have determined that a valuation allowance is required for a portion of the acquired net operating loss carryover, because federal tax laws limit the amount of such carryover that can be utilized. Other factors that generated negative goodwill include favorable operating results and increases in the market values of invested assets in the period between the valuation date and the acquisition date.

     As of January 1, 2004, we purchased all of the outstanding stock of Peninsula Indemnity Company and The Peninsula Insurance Company, both of which are organized under Maryland law, with headquarters in Salisbury, Maryland, from Folksamerica Holding Company, Inc. (“Folksamerica”), a part of the White Mountains Insurance Group, Ltd., for a price in cash equal to 107.5% of Peninsula’s GAAP stockholders’ equity as of the closing of the acquisition, or approximately $23.4 million. The results of Peninsula have been included in our consolidated financial statements since January 1, 2004.

     Peninsula expands our presence in existing markets, operating primarily in Maryland, Delaware and Virginia. Peninsula specializes in private passenger automobile coverages and also writes homeowners, commercial multiple peril, workers’ compensation and commercial automobile coverages. For the years ended December 31, 2002 and 2003, Peninsula had net premiums earned of $29.7 million and $32.7 million, respectively. Peninsula’s surplus and total admitted assets on a statutory basis as of December 31, 2003 were $19.5 million and $52.6 million, respectively. We recorded goodwill of $374,968 related to this acquisition, none of which is expected to be deductible for federal income tax purposes. Pursuant to terms of the purchase agreement, Folksamerica has guaranteed us against any deficiency in the loss and loss expense reserves of Peninsula as of January 1, 2004 in excess of $1.5 million. Any such deficiency will be based on a final actuarial review of the development of such reserves to be conducted four years after January 1, 2004. The maximum obligation of Folksamerica to us under this guarantee is $4.0 million.

     The following table presents financial information related to the results of operations of Le Mars and Peninsula for the three and six months ended June 30, 2004. Prior to our acquisition of Le Mars and Peninsula, their quarterly financial statements were prepared in accordance with statutory accounting practices (SAP). Therefore, financial information prepared in accordance with generally accepted accounting principles (GAAP) necessary to prepare supplemental pro forma information was unavailable for the three and six months ended June 30, 2003.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Le Mars	Peninsula	Le Mars	Peninsula
	($ in thousands, except per share data)
Total revenues	$4,251	$8,921	$8,386	$16,915
Income before extraordinary item	(96)	1,376	1,168	1,929
Net income	(96)	1,376	1,168	1,929
Basic earnings per share	(0.01)	0.10	0.09	0.15
Diluted earnings per share	(0.01)	0.10	0.09	0.14

2 - Basis of Presentation

     The financial information for the interim periods included herein is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods included herein. Our results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of our results of operations to be expected for the twelve months ending December 31, 2004.

     These interim financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

3 - Earnings Per Share

     The computation of basic and diluted earnings per share is as follows:

			Effect of
			Stock
		Basic	Options	Diluted
Three Months Ended June 30:
2004
	Net income	$6,770,187	$—	$6,770,187

	Weighted average shares outstanding	13,137,183	483,972	13,621,155

	Earnings per common share:
	Net income	$0.52	$(0.02)	$0.50

2003
	Net income	$5,268,953	$—	$5,268,953

	Weighted average shares outstanding	9,269,029	155,021	9,424,050

	Earnings per common share:
	Net income	$0.57	$(0.01)	$0.56

Six Months Ended June 30:
2004
	Income before extraordinary item	$13,056,823	$—	$13,056,823
	Extraordinary item	5,445,670	—	5,445,670

	Net income	$18,502,493	$—	$18,502,493

	Weighted average shares outstanding	13,013,503	551,339	13,564,842

	Earnings per common share:
	Income before extraordinary item	$1.00	$(0.04)	$0.96
	Extraordinary item	0.42	(0.02)	0.40

	Net income	$1.42	$(0.06)	$1.36

2003
	Income before extraordinary item	$9,113,385	$—	$9,113,385
	Extraordinary item	—	—	—

	Net income	$9,113,385	$—	$9,113,385

	Weighted average shares outstanding	9,239,878	137,736	9,377,614

	Earnings per common share:
	Income before extraordinary item	$0.99	$(0.02)	$0.97
	Extraordinary item	—	—	—

	Net income	$0.99	$(0.02)	$0.97

     The following options to purchase shares of Class A common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price during the relevant period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Number of shares	7,500	1,117,500	7,500	1,117,500

4 - Segment Information

     We evaluate the performance of our personal lines and commercial lines based upon underwriting results as determined under SAP, which is used by management to measure performance for our total business. Financial data by segment is as follows:

	Three Months Ended
	June 30,
	2004	2003
	($ in thousands)
Revenues:
Premiums earned:
Commercial lines	$24,533	$17,338
Personal lines	41,993	31,096

Net SAP premiums earned	66,526	48,434
GAAP adjustments	(1,028)	—

Net GAAP premiums earned	65,498	48,434
Net investment income	3,843	3,316
Realized investment gains	176	216
Other	1,175	861

Total revenues	$70,692	$52,827

Income before income taxes:
Underwriting income:
Commercial lines	$3,461	$1,902
Personal lines	767	1,329

SAP underwriting income	4,228	3,231
GAAP adjustments	1,175	503

GAAP underwriting income	5,403	3,734
Net investment income	3,843	3,316
Realized investment gains	176	216
Other	317	209

Income before income taxes	$9,739	$7,475

	Six Months Ended
	June 30,
	2004	2003
	($ in thousands)
Revenues:
Premiums earned:
Commercial lines	$47,462	$34,643
Personal lines	83,448	61,720

Net SAP premiums earned	130,910	96,363
GAAP adjustments	(2,712)	—

Net GAAP premiums earned	128,198	96,363
Net investment income	7,623	6,680
Realized investment gains	644	86
Other	2,229	1,883

Total revenues	$138,694	$105,012

	Six Months Ended
	June 30,
	2004	2003
	($ in thousands)
Income before income taxes and extraordinary items:
Underwriting income:
Commercial lines	$5,093	$4,255
Personal lines	3,034	191

SAP underwriting income	8,127	4,446
GAAP adjustments	1,833	659

GAAP underwriting income	9,960	5,105
Net investment income	7,623	6,680
Realized investment gains	644	86
Other	451	687

Income before income taxes and extraordinary items	$18,678	$12,558

5- Subordinated Debentures

     On May 15, 2003, we received $15.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on May 15, 2033 and are callable at our option, at par, after five years. The debentures carry an interest rate equal to the three-month LIBOR rate plus 4.10%, which is adjustable quarterly. At June 30, 2004, the interest rate on the debentures was 5.35%.

     On October 29, 2003, we received $10.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on October 29, 2033 and are callable at our option, at par, after five years. The debentures carry an interest rate equal to the three-month LIBOR rate plus 3.85%, which is adjustable quarterly. At June 30, 2004, the interest rate on the debentures was 5.02%.

     On May 24, 2004, we received $5.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on May 24, 2034 and are callable at our option, at par, after five years. The debentures carry an interest rate equal to the three-month LIBOR rate plus 3.85%, which is adjustable quarterly. At June 30, 2004, the interest rate on the debentures was 5.02%.

6- Stock–Based Compensation Plans

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	($ in thousands, except per share data)
Net income, as reported	$6,770	$5,269	$18,502	$9,113
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(79)	(91)	(213)	(104)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	($ in thousands, except per share data)
Pro forma net income	$6,691	$5,178	$18,289	$9,009

Basic earnings per share:
As reported	$0.52	$0.57	$1.42	$0.99
Pro forma	$0.51	$0.56	$1.41	$0.98
Diluted earnings per share:
As reported	$0.50	$0.56	$1.36	$0.97
Pro forma	$0.49	$0.55	$1.35	$0.96

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations - Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

     Net Premiums Written. Net premiums written for the three months ended June 30, 2004 were $73.8 million, compared to $53.2 million for the same period in 2003. Commercial lines net premiums written increased $9.2 million, or 47.7%, in the second quarter of 2004 compared to the comparable period in 2003. Personal lines net premiums written increased $11.4 million, or 33.6%, in the second quarter of 2004 compared to the comparable period in 2003. The acquisition of Le Mars and Peninsula as of January 1, 2004 accounted for approximately $14.8 million of net premiums written in the second quarter of 2004, or approximately 71.8% of the increase from the comparable period in 2003. We have also benefited during these periods, and expect to continue to benefit, from premium increases by our insurance subsidiaries that have resulted from rate filings approved by insurance regulatory authorities. These increases related primarily to private passenger automobile, commercial multiple peril, workers’ compensation and homeowners lines of business realized in most of the states in which we operate. In addition to the acquisitions and pricing increases, we have also benefited from organic growth in most of the states in which we operate.

     Net Premiums Earned. Net premiums earned increased to $65.5 million for the second quarter of 2004, an increase of $17.1 million, or 35.2%, over the second quarter of 2003. Premiums are earned, or recognized as revenue, over the terms of our policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned will generally reflect increases or decreases in net premiums written in the preceding twelve-month period compared to the comparable period one year earlier. Earned premiums have grown during the 2004 period due to the acquisition of Le Mars and Peninsula as well as due to the increase in written premiums in the past year. Net premiums earned and amortization of deferred policy acquisition costs decreased $1.0 million during the second quarter of 2004 because of the application of purchase accounting methodology in the acquisition of Le Mars and Peninsula. Acquired deferred acquisition costs were netted from unearned premiums as of January 1, 2004. Since these costs were incurred prior to January 1, 2004, they were netted from the associated deferred revenues in estimating the fair value of the unearned premiums assumed in the acquisitions. As a result, the normal amortization of these costs was shown as a reduction of net premiums earned in the three months ended June 30, 2004. The amortization of deferred acquisition costs was correspondingly reduced, so that there was no impact on net income for the period.

     Investment Income. For the three months ended June 30, 2004, our net investment income increased 15.9% to $3.8 million, compared to $3.3 million for the comparable period one year ago. An increase in average invested assets from $352.0 million in the second quarter of 2003 to $484.3 million in the second quarter of 2004 was offset by a decrease in the annualized average return on investments from 3.8% for the second quarter of 2003 to 3.2% for the second quarter of 2004. The decrease in our annualized average return reflects higher levels of short-term investments in our investment portfolio during the second quarter of 2004 compared to the comparable period a year earlier and a declining interest rate environment in both periods.

     Net Realized Investment Gains/Losses. Net realized investment gains in the second quarter of 2004 were $175,555, compared to $216,370 for the comparable period in 2003. No impairment charges were recognized in the second quarter of 2004, compared to impairment charges of $14,225 recognized in the second quarter of 2003. The impairment charges in 2003 were the result of declines in the market value of equity securities that we determined to be other than temporary. The remaining net realized investment gains and losses in both periods resulted from normal turnover within our investment portfolio.

     Losses and Loss Expenses. Our loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, in the second quarter of 2004 was 61.0%, compared to 61.2% in the second quarter of 2003. The commercial lines loss ratio improved to 53.0% in the second quarter of 2004, compared to 57.2% in the second quarter of 2003 due to favorable experience in our commercial automobile and workers’ compensation lines of business. The personal lines loss ratio increased from 63.2% in the second quarter of 2003 to 66.2% in the second quarter of 2004, primarily due to an increase in our homeowners loss ratio that was largely attributable to claims from a severe weather event in the Midwest. Our loss ratios were also impacted in the second quarter of 2004 by the reduction in earned premiums during the second quarter of 2004 related to the application of purchase accounting methodology in the acquisition of Le Mars and Peninsula discussed above.

     Underwriting Expenses. Our expense ratio, which is the ratio of policy acquisition costs and other underwriting expenses to premiums earned, for the second quarter of 2004 was 30.7%, compared to 30.6% in the second quarter of 2003. The increase in the second quarter of 2004 expense ratio reflects increased underwriting-based incentive costs, offset by a decrease in expenses related to the application of purchase accounting methodology in the acquisition of Le Mars and Peninsula discussed above. The acquired deferred acquisition costs were netted from unearned premiums as of the purchase date and, as a result, the amortization of these costs was shown as a reduction of earned premiums instead of being shown as a component of expenses in the current period.

     Combined Ratio. The combined ratio was 91.8% and 92.3% for the three months ended June 30, 2004 and 2003, respectively. The combined ratio represents the sum of the loss ratio, expense ratio and dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned. The improvement in the combined ratio was largely attributable to the decreases in the loss and dividend ratios for the 2004 period compared to the 2003 period.

     Interest Expense. Interest expense for the second quarter of 2004 was $360,031, compared to $306,790 for the second quarter of 2003, and reflected an increase in interest expense related to the issuance of $15.5 million of subordinated debentures in October 2003 and May 2004, offset by the fact that no borrowings were outstanding under our line of credit for the 2004 period compared to average borrowings of $17.5 million for the 2003 period.

     Income Taxes. Income tax expense was $3.0 million for the second quarter of 2004, representing an effective tax rate of 30.5%, compared to $2.2 million for the second quarter of 2003, representing an effective tax rate of 29.5%. The change in effective tax rates is due to tax-exempt interest income representing a smaller proportion of net income before taxes in the 2004 period compared to the 2003 period.

     Net Income and Earnings Per Share. Our net income for the second quarter of 2004 was $6.8 million, or $.50 per share on a diluted basis, an increase of 28.5% over the net income of $5.3 million, or $.56 per share on a diluted basis, reported for the second quarter of 2003. Our fully diluted shares outstanding for the second quarter of 2004 increased to 13.6 million, compared to 9.4 million for the second quarter of 2003, due primarily to a public stock offering of 3.45 million shares of Class A common stock that was completed in December 2003.

Results of Operations - Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

     Net Premiums Written. Net premiums written for the six months ended June 30, 2004 were $142.2 million, compared to $103.5 million for the comparable period in 2003. Commercial lines net premiums written increased $16.8 million, or 42.4%, in the first half of 2004 compared to the comparable period in 2003. Personal lines net premiums written increased $21.9 million, or 34.2%, in the first half of 2004 compared to the comparable period in 2003. The acquisition of Le Mars and Peninsula as of January 1, 2004 accounted for approximately $29.1 million of net premiums written in 2004, or approximately 75.2% of the increase from the comparable period in 2003. We have also benefited during these periods, and expect to continue to benefit, from premium increases by our insurance subsidiaries that have resulted from rate filings approved by insurance regulatory authorities. These increases related primarily to private passenger automobile, commercial multiple peril, workers’ compensation and homeowners lines of business realized in most of the states in which we operate. In addition to the acquisitions and pricing increases, we have also benefited from organic growth in most of the states in which we operate.

     Net Premiums Earned. Net premiums earned increased to $128.2 million for the first half of 2004, an increase of $31.8 million, or 33.0%, over the first half of 2003. Premiums are earned, or recognized as revenue, over the terms of our policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned will generally reflect increases or decreases in net premiums written in the preceding twelve-month period compared to the comparable period one year earlier. Earned premiums have grown during the 2004 period due to the acquisition of Le Mars and Peninsula as well as due to the increase in written premiums in the past year. Net premiums earned and amortization of deferred policy acquisition costs decreased $2.7 million during the first half of 2004 because of the application of purchase accounting methodology in the acquisition of Le Mars and Peninsula. Acquired deferred acquisition costs were netted from unearned premiums as of January 1, 2004. Since these costs were incurred prior to January 1, 2004, they were netted from the associated deferred revenues in estimating the fair value of the unearned premiums assumed in the acquisitions. As a result, the normal amortization of these costs was shown as a reduction of net premiums earned in the first half of 2004. The amortization of deferred acquisition costs was correspondingly reduced, so that there was no impact on net income for the period.

     Investment Income. For the six months ended June 30, 2004, our net investment income increased 14.1% to $7.6 million, compared to $6.7 million for the comparable period one year ago. An increase in average invested assets from $346.9 million in the first half of 2003 to $451.4 million in the first half of 2004 was offset by a decrease in the annualized average return on investments from 3.9% for the first half of 2003 to 3.4% for the first half of 2004. The decrease in our annualized average return reflects higher levels of short-term investments in our investment portfolio during the first half of 2004 compared to the comparable period a year earlier and a declining interest rate environment in both periods.

     Net Realized Investment Gains/Losses. Net realized investment gains in the first half of 2004 were $643,998, compared to $85,890 for the comparable period in 2003. Impairment charges of $6,650 were recognized in the first half of 2004, compared to impairment charges of $267,724 recognized in the first half of 2003. The impairment charges for both periods were the result of declines in the market value of equity securities that we determined to be other than temporary. The remaining net realized investment gains and losses in both periods resulted from normal turnover within our investment portfolio.

     Losses and Loss Expenses. Our loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, in the first half of 2004 was 62.7%, compared to 63.8% in the first half of 2003. The commercial lines loss ratio increased to 57.0% in the first half of 2004, compared to 54.9% in the first half of 2003. The personal lines loss ratio improved from 68.7% in the first half of 2003 to 66.1% in the first half of 2004. An increase in our workers’ compensation loss ratio was offset by favorable experience in our commercial automobile, commercial multiple peril, personal automobile and homeowners lines of business. Our loss ratios were also impacted in the first half of 2004 by the reduction in earned premiums during the first half of 2004 related to the application of purchase accounting methodology in the acquisition of Le Mars and Peninsula discussed above.

     Underwriting Expenses. Our expense ratio, which is the ratio of policy acquisition costs and other underwriting expenses to premiums earned, for the first half of 2004 was 29.2%, compared to 30.4% for the first half of 2003. The improvement in our expense ratio reflects a decrease in expenses during the first half of 2004 related to the application of purchase accounting methodology in the acquisition of Le Mars and Peninsula discussed above. The acquired deferred acquisition costs were netted from unearned premiums as of January 1, 2004 and, as a result, the amortization of these costs was shown as a reduction of earned premiums instead of being shown as a component of expenses in the first half of 2004.

     Combined Ratio. The combined ratio was 92.2% and 94.7% for the six months ended June 30, 2004 and 2003, respectively. The combined ratio represents the sum of the loss ratio, expense ratio and dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned. The improvement in the combined ratio was largely attributable to the decreases in the loss and expense ratios for the 2004 period compared to the 2003 period.

     Interest Expense. Interest expense for the first half of 2004 was $697,426, compared to $521,531 for the first half of 2003, and reflected an increase in interest expense related to the issuance of $15.5 million of subordinated debentures in October 2003 and May 2004, offset by the fact that no borrowings were outstanding under our line of credit for the 2004 period compared to average borrowings of $18.6 million for the 2003 period.

     Income Taxes. Income tax expense was $5.6 million for the first half of 2004, representing an effective tax rate of 30.1%, compared to $3.4 million for the first half of 2003, representing an effective tax rate of 27.4%. The change in effective tax rates is due to tax-exempt interest income representing a smaller proportion of net income before taxes in the 2004 period compared to the 2003 period.

     Net Income and Earnings Per Share. Our net income for the first half of 2004 was $18.5 million, or $1.36 per share on a diluted basis. The first half of 2004 net income included an extraordinary gain of $5.4 million related to unallocated negative goodwill associated with the Le Mars acquisition. Income before this extraordinary item was $13.1 million, or $.96 per share on a diluted basis, an increase of 43.3% over the net income of $9.1 million, or $.97 per share on a diluted basis, reported for the first half of 2003. Our fully diluted shares outstanding for the first half of 2004 increased to 13.6 million, compared to 9.4 million for the first half of 2003, due primarily to a public stock offering of 3.45 million shares of Class A common stock that was completed in December 2003.

Liquidity and Capital Resources

     Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as they arise. Our major sources of funds from operations are the net cash flows generated from our insurance subsidiaries’ underwriting results, investment income and maturing investments.

     We generate sufficient net positive cash flow from our operations to fund our commitments and build our investment portfolio, thereby increasing future investment returns. We maintain a high degree of liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. Net cash flows provided by operating activities in the first six months of 2004 and 2003 were $16.1 million and $14.3 million, respectively.

     On May 15, 2003, we received $15.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on May 15, 2033 and are callable at our option, at par, after five years. The debentures carry an interest rate equal to the three-month LIBOR rate plus 4.10%, which is adjustable quarterly. At June 30, 2004, the interest rate on the debentures was 5.35%.

     On October 29, 2003, we received $10.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on October 29, 2033 and are callable at our option, at par, after five years. The debentures carry an interest rate equal to the three-month LIBOR rate plus 3.85%, which is adjustable quarterly. At June 30, 2004, the interest rate on the debentures was 5.02%.

     On November 25, 2003, we entered into a credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a four-year $35.0 million unsecured, revolving line of credit. As of June 30, 2004, we may borrow up to $35.0 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus between 1.50% and 1.75%, depending on our leverage ratio. In addition, we pay a fee of 0.15% per annum on the loan commitment amount, regardless of usage. The agreement requires our compliance with certain covenants, which include minimum levels of our net worth, leverage ratio and statutory surplus and A.M. Best ratings of our subsidiaries. As of June 30, 2004, there were no borrowings outstanding under the credit agreement, and we were in compliance with all requirements of the credit agreement.

     On May 26, 2004, we received $5.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on May 26, 2034 and are callable at our option, at par, after five years. The debentures carry an interest rate equal to the three-month LIBOR rate plus 3.85%, which is adjustable quarterly. At June 30, 2004, the interest rate on the debentures was 5.02%.

     The following table shows our significant contractual obligations as of June 30, 2004.

($ in thousands)	Total	2004	2005	2006	2007	2008	After 2008
Subordinated debentures	$30,929	$—	$—	$—	$—	$—	$30,929

Total contractual obligations	$30,929	$—	$—	$—	$—	$—	$30,929

     On July 15, 2004, we declared regular quarterly cash dividends of 12 cents per share for our Class A common stock and 10.5 cents per share for our Class B common stock, payable August 16, 2004 to stockholders of record as of the close of business on August 2, 2004. There are no regulatory restrictions on the payment of dividends to our stockholders, although there are state law restrictions on the payment of dividends from our insurance subsidiaries to us. Our insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis, and are subject to regulations under which payment of dividends from statutory surplus is restricted and may require prior approval of the applicable domiciliary insurance regulatory authorities. Our insurance subsidiaries are subject to risk-based capital (RBC) requirements. At December 31, 2003, our insurance subsidiaries’ capital levels were each substantially above RBC requirements. At January 1, 2004, amounts available for distribution as dividends to us from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities were $13.3 million from Atlantic States, $4.1 from Southern, $1.2 million from Le Mars and $1.9 million from Peninsula, all of which remained available at June 30, 2004.

     As of June 30, 2004, we had no material commitments for capital expenditures.

Equity Price Risk

     Our portfolio of marketable equity securities, which is carried on our consolidated balance sheets at estimated fair value, has exposure to the risk of loss resulting from an adverse change in prices. We manage this risk by performing an analysis of prospective investments and through regular reviews of our portfolio by our investment staff.

Credit Risk

     Our portfolio of fixed-maturity securities and, to a lesser extent, short-term investments is subject to credit risk. This risk is defined as the potential loss in market value resulting from adverse changes in the borrower’s ability to repay the debt. We manage this risk by performing an analysis of prospective investments and through regular reviews of our portfolio by our investment staff. We also limit the amount that any one security can constitute of our total investment portfolio.

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

     We have maintained approximately the same duration of our investment portfolio to our liabilities from December 31, 2003 to June 30, 2004. In addition, we have maintained approximately the same investment mix during this period.

     There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2003 through June 30, 2004.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     We conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we (including our consolidated subsidiaries) are required to disclose in our periodic filings with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

     There has been no change in our internal control over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     Certain forward-looking statements contained herein involve risks and uncertainties. These statements include certain discussions relating to underwriting, premium and investment income volume, business strategies and our business activities during 2004 and beyond. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions. These forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that may cause our actual results to differ materially from those anticipated by these forward-looking statements. Many of the factors that will determine future events or our future results of operations are beyond our ability to control or predict.

Part II. Other Information

Item 1. Legal Proceedings.

     None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as Part	Shares (or Units)
	(a) Total Number of	(b) Average	of Publicly	that May Yet Be
	Shares (or Units)	Price Paid per	Announced Plans or	Purchased Under the
Period	Purchased	Share (or Unit)	Programs	Plans or Programs
Month #1	Class A – None	Class A – None	Class A – None	Class A – None
April 1-30, 2004	Class B – None	Class B – None	Class B – None	Class B – None

Month #2	Class A – 14,072	Class A – $19.54	Class A – None (1)	Class A – None
May 1-31, 2004	Class B – 6,331	Class B – $22.00	Class B – None (2)	Class B – None

Month #3	Class A – None	Class A – None	Class A – None	Class A – None
June 1-30, 2004	Class B – 666	Class B – $21.54	Class B – None (2)	Class B – None

	Class A – 14,072	Class A – $19.54	Class A – None	Class A – None
Total	Class B – 6,997	Class B – $21.95	Class B – None (2)	Class B – None

(1)	These shares were purchased by the Mutual Company through its participation in our Dividend Reinvestment and Stock Purchase Plan. These purchases were not pursuant to a publicly announced plan or program.

(2)	These shares were purchased by the Mutual Company in privately negotiated non-market transactions directly with its employees. These purchases were not pursuant to a publicly announced plan or program.

Item 3. Defaults upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     Annual Stockholders meeting held April 19, 2004.

Directors elected at meeting:
John J. Lyons	Votes for - 3,517,704, Votes withheld - 3,942
R. Richard Sherbahn	Votes for - 3,512,429, Votes withheld - 9,216
Richard D. Wampler, II	Votes for - 3,517,722, Votes withheld - 3,924

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

     (b) Reports on Form 8-K:

On April 21, 2004, we filed a report on Form 8-K including as an exhibit our first quarter 2004 earnings press release.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONEGAL GROUP INC.

August 9, 2004	By:	/s/ Donald H. Nikolaus

Donald H. Nikolaus, President
and Chief Executive Officer

August 9, 2004	By:	/s/ Ralph G. Spontak

Ralph G. Spontak, Senior Vice President,
Chief Financial Officer and Secretary