Form 10-Q
period 2004-09-30
DONEGAL GROUP INC
filed 2004-11-01
CIK 800457

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X]. No [   ].

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,160,174 shares of Class A Common Stock, par value $0.01 per share, and 3,101,346 shares of Class B Common Stock, par value $0.01 per share, outstanding on October 28, 2004.

Part I. Financial Information

Item 1. Financial Statements.

Donegal Group Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost	$184,315,417	$113,050,784
Available for sale, at market value	231,412,674	198,433,337
Equity securities, available for sale, at market	44,591,359	31,448,221
Short-term investments, at cost, which approximates market	33,282,316	78,344,125

Total investments	493,601,766	421,276,467
Cash	6,472,502	5,908,521
Accrued investment income	4,787,013	3,752,075
Premiums receivable	43,747,378	29,016,940
Reinsurance receivable	95,687,436	81,009,106
Deferred policy acquisition costs	21,648,892	16,223,765
Deferred federal income taxes	11,133,603	7,032,409
Prepaid reinsurance premiums	38,850,221	30,691,654
Property and equipment, net	5,558,809	4,151,671
Accounts receivable - securities	738,583	1,524,384
Due from affiliate	2,085,587	—
Federal income taxes recoverable	2,023,403	—
Other	2,249,074	1,449,050

Total assets	$728,584,267	$602,036,042

Liabilities and Stockholders’ Equity
Liabilities
Losses and loss expenses	$265,820,687	$217,914,057
Unearned premiums	177,070,961	134,028,035
Accrued expenses	11,383,793	7,769,879
Reinsurance balances payable	2,584,722	1,355,796
Federal income taxes payable	—	315,808
Cash dividend declared to stockholders	—	1,378,993
Subordinated debentures	30,929,000	25,774,000
Accounts payable - securities	87,000	2,438,784
Due to affiliate	—	904,452
Drafts payable	1,943,243	—
Other	3,185,545	1,507,006

Total liabilities	493,004,951	393,386,810

Stockholders’ Equity
Preferred stock, $1.00 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 30,000,000 shares, issued 10,226,046 and 9,880,506 shares and outstanding 10,144,522 and 9,798,982 shares	102,260	98,805
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 3,141,442 and 3,051,811 shares and outstanding 3,100,680 and 3,011,049 shares	31,415	30,518
Additional paid-in capital	129,165,510	122,744,905
Accumulated other comprehensive income	4,553,312	5,290,923
Retained earnings	102,618,567	81,375,829
Treasury stock	(891,748)	(891,748)

Total stockholders’ equity	235,579,316	208,649,232

Total liabilities and stockholders’ equity	$728,584,267	$602,036,042

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Income
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Revenues:
Net premiums earned	$196,156,262	$146,082,154
Investment income, net of investment expenses	11,640,506	10,006,831
Realized investment gains	1,092,365	494,763
Lease income	662,958	628,749
Service charge income	2,755,645	1,879,643
Other income	—	205,850

Total revenues	212,307,736	159,297,990

Expenses:
Net losses and loss expenses	122,617,533	94,268,337
Amortization of deferred policy acquisition costs	28,248,000	22,861,000
Other underwriting expenses	31,098,310	21,531,514
Policy dividends	865,756	711,160
Interest	1,114,225	879,496
Other expenses	1,463,149	985,478

Total expenses	185,406,973	141,236,985

Income before income taxes and extraordinary item	26,900,763	18,061,005
Income taxes	7,957,054	4,946,235

Income before extraordinary item	$18,943,709	$13,114,770
Extraordinary gain - unallocated negative goodwill	5,445,670	—

Net income	$24,389,379	$13,114,770

Basic earnings per common share:
Income before extraordinary item	$1.45	$1.42
Extraordinary item	0.41	—

Net income	$1.86	$1.42

Diluted earnings per common share:
Income before extraordinary item	$1.39	$1.37
Extraordinary item	0.40	—

Net income	$1.79	$1.37

Consolidated Statements of Comprehensive Income
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Net income	$24,389,379	$13,114,770
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities:
Unrealized holding gain (loss) during the period, net of income tax	(27,574)	737,904
Reclassification adjustment, net of income tax	(710,037)	(321,596)

Other comprehensive income (loss)	(737,611)	416,308

Comprehensive income	$23,651,768	$13,531,078

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,
	2004	2003
Revenues:
Net premiums earned	$67,958,382	$49,719,584
Investment income, net of investment expenses	4,017,915	3,326,603
Realized investment gains	448,367	408,873
Lease income	223,715	215,017
Service charge income	965,274	615,676

Total revenues	73,613,653	54,285,753

Expenses:
Net losses and loss expenses	42,285,455	32,759,356
Amortization of deferred policy acquisition costs	9,961,000	7,874,000
Other underwriting expenses	11,941,415	7,239,091
Policy dividends	403,990	242,003
Interest	416,799	357,965
Other expenses	382,066	310,250

Total expenses	65,390,725	48,782,665

Income before income taxes	8,222,928	5,503,088
Income taxes	2,336,042	1,501,703

Net income	$5,886,886	$4,001,385

Net income per common share:
Basic	$0.44	$0.43

Diluted	$0.43	$0.40

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,
	2004	2003
Net income	$5,886,886	$4,001,385
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities:
Unrealized holding gain (loss) during the period, net of income tax	3,408,235	(727,636)
Reclassification adjustment, net of income tax	(291,438)	(265,767)

Other comprehensive income (loss)	3,116,797	(993,403)

Comprehensive income	$9,003,683	$3,007,982

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)
Nine Months Ended September 30, 2004

					Additional
					Paid-In
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Capital
Balance, December 31, 2003	9,880,506	3,051,811	$98,805	$30,518	$122,744,905
Issuance of common stock	34,418	282	344	3	584,910
Net income
Cash dividends
Exercise of stock options	311,122	89,349	3,111	894	4,359,783
Grant of stock options					87,259
Tax benefit on exercise of stock options					1,388,653
Other comprehensive loss

Balance, September 30, 2004	10,226,046	3,141,442	$102,260	$31,415	$129,165,510

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated
	Other			Total
	Comprehensive	Retained	Treasury	Stockholders’
	Income	Earnings	Stock	Equity
Balance, December 31, 2003	$5,290,923	$81,375,829	$(891,748)	$208,649,232
Issuance of common stock				585,257
Net income		24,389,379		24,389,379
Cash dividends		(3,059,382)		(3,059,382)
Exercise of stock options				4,363,788
Grant of stock options		(87,259)		—
Tax benefit on exercise of stock options				1,388,653
Other comprehensive loss	(737,611)			(737,611)

Balance, September 30, 2004	$4,553,312	$102,618,567	$(891,748)	$235,579,316

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash Flows from Operating Activities:
Net income	$24,389,379	$13,114,770

Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary gain - unallocated negative goodwill	(5,445,670)	—
Depreciation and amortization	2,003,924	1,177,226
Realized investment gains	(1,092,365)	(494,763)
Changes in assets and liabilities:
Losses and loss expenses	11,984,053	5,960,981
Unearned premiums	22,614,676	14,526,926
Premiums receivable	(6,118,778)	(2,331,847)
Deferred acquisition costs	(5,425,127)	(1,656,205)
Deferred income taxes	(510,529)	(442,847)
Reinsurance receivable	(6,610,893)	431,047
Prepaid reinsurance premiums	(5,501,049)	(4,075,616)
Accrued investment income	(329,011)	262,974
Due from affiliate	(2,990,039)	(1,626,759)
Reinsurance balances payable	291,639	295,114
Current income taxes	(1,224,558)	(1,224,773)
Accrued expenses	376,815	84,523
Drafts payable	(587,683)	—
Other, net	1,805,237	(240,744)

Net adjustments	3,240,642	10,645,237

Net cash provided by operating activities	27,630,021	23,760,007

Cash Flows from Investing Activities:
Purchase of fixed maturities:
Held to maturity	(63,631,534)	(47,007,788)
Available for sale	(70,851,891)	(65,381,246)
Purchase of equity securities, available for sale	(22,502,224)	(12,217,011)
Maturity of fixed maturities:
Held to maturity	18,592,705	18,692,360
Available for sale	46,319,357	67,426,694
Sale of fixed maturities:
Available for sale	27,813,196	13,819,634
Sale of equity securities, available for sale	11,491,629	9,882,789
Purchase of Le Mars Insurance Company	(11,816,523)	—
Purchase of Peninsula Insurance Group	(21,912,629)	—
Net purchases of property and equipment	(579,325)	(254,418)
Net sales (purchases) of short-term investments	54,345,529	(11,690,409)

Net cash used in investing activities	(32,731,710)	(26,729,395)

Cash Flows from Financing Activities:
Cash dividends paid	(4,438,375)	(2,870,447)
Issuance of common stock	4,949,045	1,668,647
Issuance of subordinated debentures	5,155,000	15,000,000
Line of credit, net	—	(7,000,000)

Net cash provided by financing activities	5,665,670	6,798,200

Net increase in cash	563,981	3,828,812
Cash at beginning of period	5,908,521	1,124,604

Cash at end of period	$6,472,502	$4,953,416

Cash paid during period - Interest	$1,079,979	$705,515
Net cash paid during period - Taxes	$9,405,000	$6,430,000

See accompanying notes to consolidated financial statements.

DONEGAL GROUP INC. AND SUBSIDIARIES
(Unaudited)
Summary Notes to Consolidated Financial Statements

1 - Organization

     We were organized as a regional insurance holding company by Donegal Mutual Insurance Company (the “Mutual Company”) on August 26, 1986. We operate predominantly as an underwriter of personal and commercial lines of property and casualty insurance through our subsidiaries. Our personal lines products consist primarily of homeowners and private passenger automobile insurance policies. Our commercial lines products consist primarily of commercial automobile, commercial multiple peril and workers’ compensation insurance policies. We distribute our products exclusively through a network of independent insurance agents in the Mid-Atlantic, Midwest and Southeast. Our wholly owned insurance subsidiaries are Atlantic States Insurance Company (“Atlantic States”), Southern Insurance Company of Virginia (“Southern”), and, since January 1, 2004, Le Mars Insurance Company (“Le Mars”) and the Peninsula Insurance Group (“Peninsula”), which consists of Peninsula Indemnity Company and The Peninsula Insurance Company. We also own approximately 48% of the outstanding stock of Donegal Financial Services Corporation (“DFSC”), a thrift holding company. The Mutual Company owns the remaining approximately 52% of the outstanding stock of DFSC.

     At September 30, 2004, the Mutual Company held approximately 41% of our outstanding Class A common stock and approximately 64% of our outstanding Class B common stock. We refer to the Mutual Company and our insurance subsidiaries as the Donegal Insurance Group.

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

     In addition to the pooling agreement and third-party reinsurance, Atlantic States, Southern and Le Mars have various reinsurance arrangements with the Mutual Company. These agreements include:

•	catastrophe reinsurance agreements with Atlantic States, Southern and Le Mars;

•	an excess of loss reinsurance agreement with Southern;

•	a workers’ compensation reallocation agreement with Southern; and

•	100% retrocessional agreements with Southern and Le Mars.

     The retrocessional agreements are intended to ensure that Southern and Le Mars receive the same A.M. Best rating, currently A (Excellent), as the Mutual Company. The retrocessional agreements do not otherwise provide for pooling or reinsurance with or by the Mutual Company and do not transfer insurance risk.

     In June 2002, the Mutual Company consummated an affiliation with Le Mars. As part of the affiliation, the Mutual Company entered into a management agreement with and made a $4.0 million surplus note investment in Le Mars. During 2003, Le Mars’ board of directors adopted a plan of conversion to convert to a stock insurance company. Following policyholder and regulatory approval of the plan of conversion, we acquired all of the outstanding stock of Le Mars as of January 1, 2004 for approximately $12.9 million in cash, including payment of the principal amount of the surplus note ($4.0 million) and accrued interest ($392,740) to the Mutual Company. The operating results of Le Mars have been included in our consolidated financial statements since January 1, 2004.

     The acquisition of Le Mars enables us to conduct our insurance business in four Midwest states. Le Mars, which was organized under the laws of Iowa in 1901, operates as a property and casualty insurer in Iowa, Nebraska, Oklahoma and South Dakota. Personal lines coverages represent a majority of Le Mars’ premiums written, with the balance coming from farmowners and mercantile and service businesses. Le

Mars’ largest lines of business are private passenger automobile liability and physical damage; its other principal lines are homeowners and commercial multiple peril. Le Mars had net premiums earned of $20.5 million in 2002 and $17.9 million in 2003. Le Mars’ surplus and total admitted assets on a statutory basis as of December 31, 2003 were $12.0 million and $37.0 million, respectively. The purchase price of Le Mars was based upon an independent valuation as of July 31, 2003. In applying GAAP purchase accounting standards as of January 1, 2004, we recognized an extraordinary gain in the amount of $5.4 million related to unallocated negative goodwill resulting from this acquisition. A substantial portion of this unallocated negative goodwill was generated by the recognition of anticipated federal income tax benefits that we expect to realize over the allowable twenty-year carryover period by offsetting the net operating loss carryover obtained as part of the acquisition of Le Mars against taxable income generated by our other consolidated affiliates. We have determined that a valuation allowance is required for a portion of the acquired net operating loss carryover, because federal tax laws limit the amount of such carryover that can be utilized. Other factors that generated negative goodwill included favorable operating results and increases in the market values of invested assets in the period between the valuation date and the acquisition date.

     As of January 1, 2004, we purchased all of the outstanding stock of Peninsula Indemnity Company and The Peninsula Insurance Company, both of which are organized under Maryland law, with headquarters in Salisbury, Maryland, from Folksamerica Holding Company, Inc. (“Folksamerica”), a part of the White Mountains Insurance Group, Ltd., for a price in cash equal to 107.5% of Peninsula’s GAAP stockholders’ equity as of the closing of the acquisition, or approximately $23.4 million. The operating results of Peninsula have been included in our consolidated financial statements since January 1, 2004.

     Peninsula expands our presence in existing markets, operating primarily in Maryland, Delaware and Virginia. Peninsula specializes in private passenger automobile coverages and also writes homeowners, commercial multiple peril, workers’ compensation and commercial automobile coverages. For the years ended December 31, 2002 and 2003, Peninsula had net premiums earned of $29.7 million and $32.7 million, respectively. Peninsula’s surplus and total admitted assets on a statutory basis as of December 31, 2003 were $19.5 million and $52.6 million, respectively. We recorded goodwill of $374,968 related to this acquisition, none of which is expected to be deductible for federal income tax purposes. Pursuant to the terms of the purchase agreement with Folksamerica, Folksamerica has guaranteed us against any deficiency in excess of $1.5 million in the loss and loss expense reserves of Peninsula as of January 1, 2004. Any such deficiency will be based on a final actuarial review of the development of such reserves to be conducted four years after January 1, 2004. The maximum obligation of Folksamerica to us under this guarantee is $4.0 million.

     The following table presents financial information related to the results of operations of Le Mars and Peninsula for the three and nine months ended September 30, 2004. Prior to our acquisition of Le Mars and Peninsula, their quarterly financial statements were prepared in accordance with statutory accounting practices (SAP). Therefore, financial information prepared in accordance with generally accepted accounting principles (GAAP) necessary to prepare supplemental pro forma information was unavailable for the three and nine months ended September 30, 2003.

	Three Months Ended		Nine Months Ended
	September 30, 2004		September 30, 2004
	Le Mars	Peninsula	Le Mars	Peninsula
	($ in thousands, except per share data)
Total revenues	$4,872	$9,262	$13,258	$26,177
Income before extraordinary item	1,047	1,106	2,214	3,035
Net income	1,047	1,106	2,214	3,035
Basic earnings per share	0.08	0.08	0.17	0.23
Diluted earnings per share	0.08	0.08	0.16	0.22

2 - Basis of Presentation

     The financial information for the interim periods included herein is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods included herein. Our results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of our results of operations to be expected for the twelve months ending December 31, 2004.

     These interim financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

3 - Earnings Per Share

     The computation of basic and diluted earnings per share is as follows:

		Effect of
		Stock
	Basic	Options	Diluted
Three Months Ended September 30:
2004
Net income	$5,886,886	$—	$5,886,886

Weighted average shares outstanding	13,230,009	424,772	13,654,781

Earnings per common share:
Net income	$0.44	$(0.01)	$0.43

2003
Net income	$4,001,385	$—	$4,001,385

Weighted average shares outstanding	9,315,339	590,153	9,905,492

Earnings per common share:
Net income	$0.43	$(0.03)	$0.40

Nine Months Ended September 30:
2004
Income before extraordinary item	$18,943,709	$—	$18,943,709
Extraordinary item	5,445,670	—	5,445,670

Net income	$24,389,379	$—	$24,389,379

Weighted average shares outstanding	13,086,199	509,149	13,595,348

Earnings per common share:
Income before extraordinary item	$1.45	$(0.06)	$1.39
Extraordinary item	0.41	(0.01)	0.40

Net income	$1.86	$(0.07)	$1.79

2003
Income before extraordinary item	$13,114,770	$—	$13,114,770
Extraordinary item	—	—	—

Net income	$13,114,770	$—	$13,114,770

Weighted average shares outstanding	9,265,308	325,501	9,590,809

Earnings per common share:
Income before extraordinary item	$1.42	$(0.05)	$1.37
Extraordinary item	—	—	—

Net income	$1.42	$(0.05)	$1.37

     The following options to purchase shares of Class A common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price during the relevant period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Number of shares	22,000	5,000	22,000	5,000
Number of shares

     4 - Segment Information

     We evaluate the performance of our personal lines and commercial lines segments based upon underwriting results as determined under SAP, which is used by management to measure performance for our total business. Financial data by segment is as follows:

	Three Months Ended
	September 30,
	2004	2003
	($ in thousands)
Revenues:
Premiums earned:
Commercial lines	$25,564	$18,024
Personal lines	42,742	31,695

Net SAP premiums earned	68,306	49,719
GAAP adjustments	(348)	—

Net GAAP premiums earned	67,958	49,719
Net investment income	4,018	3,327
Realized investment gains	448	409
Other	1,190	831

Total revenues	$73,614	$54,286

Income before income taxes:
Underwriting income:
Commercial lines	$2,917	$1,967
Personal lines	(75)	(985)

SAP underwriting income	2,842	982
GAAP adjustments	525	623

GAAP underwriting income	3,367	1,605
Net investment income	4,018	3,327
Realized investment gains	448	409
Other	390	162

Income before income taxes	$8,223	$5,503

	Nine Months Ended
	September 30,
	2004	2003
	($ in thousands)
Revenues:
Premiums earned:
Commercial lines	$73,026	$52,667
Personal lines	126,190	93,415

Net SAP premiums earned	199,216	146,082
GAAP adjustments	(3,060)	—

Net GAAP premiums earned	196,156	146,082
Net investment income	11,641	10,007
Realized investment gains	1,092	495
Other	3,419	2,714

Total revenues	$212,308	$159,298

	Nine Months Ended
	September 30,
	2004	2003
	($ in thousands)
Income before income taxes and extraordinary item:
Underwriting income:
Commercial lines	$8,010	$6,222
Personal lines	2,959	(794)

SAP underwriting income	10,969	5,428
GAAP adjustments	2,358	1,282

GAAP underwriting income	13,327	6,710
Net investment income	11,641	10,007
Realized investment gains	1,092	495
Other	841	849

Income before income taxes and extraordinary item	$26,901	$18,061

5- Subordinated Debentures

     On May 15, 2003, we received $15.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on May 15, 2033 and are callable at our option, at par, after five years. The debentures carry an interest rate equal to the three-month LIBOR rate plus 4.10%, which is adjustable quarterly. At September 30, 2004, the interest rate on the debentures was 5.81%.

     On October 29, 2003, we received $10.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on October 29, 2033 and are callable at our option, at par, after five years. The debentures carry an interest rate equal to the three-month LIBOR rate plus 3.85%, which is adjustable quarterly. At September 30, 2004, the interest rate on the debentures was 5.52%.

     On May 24, 2004, we received $5.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on May 24, 2034 and are callable at our option, at par, after five years. The debentures carry an interest rate equal to the three-month LIBOR rate plus 3.85%, which is adjustable quarterly. At September 30, 2004, the interest rate on the debentures was 5.59%.

6- Stock — Based Compensation Plans

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	($ in thousands, except per share data)
Net income, as reported	$5,887	$4,001	$24,389	$13,115
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(92)	(127)	(305)	(231)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	($in thousands, except per share data)
Pro forma net income	$5,795	$3,874	$24,084	$12,884

Basic earnings per share:
As reported	$0.44	$0.43	$1.86	$1.42
Pro forma	$0.44	$0.42	$1.84	$1.39
Diluted earnings per share:
As reported	$0.43	$0.40	$1.79	$1.37
Pro forma	$0.42	$0.39	$1.77	$1.34

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations - Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

     Net Premiums Written. Net premiums written for the three months ended September 30, 2004 were $71.1 million, an increase of $18.1 million, or 34.1%, over the comparable period in 2003. The acquisition of Le Mars and Peninsula as of January 1, 2004 accounted for approximately $14.1 million of net premiums written in the third quarter of 2004, or approximately 77.9% of the increase from the comparable period in 2003. Commercial lines net premiums written increased $6.4 million, or 35.2%, in the third quarter of 2004 compared to the comparable period in 2003. Personal lines net premiums written increased $11.6 million, or 33.5%, in the third quarter of 2004 compared to the comparable period in 2003. We have also benefited during these periods from premium increases by our insurance subsidiaries that have resulted from rate filings approved by insurance regulatory authorities. These increases related primarily to private passenger automobile, commercial multiple peril, workers’ compensation and homeowners lines of business realized in most of the states in which we operate. In addition to the acquisitions and pricing increases, we have also benefited from organic growth in most of the states in which we operate.

     Net Premiums Earned. Net premiums earned increased to $68.0 million for the third quarter of 2004, an increase of $18.2 million, or 36.7%, over the third quarter of 2003. Premiums are earned, or recognized as revenue, over the terms of our policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned will generally reflect increases or decreases in net premiums written in the preceding twelve-month period compared to the comparable period one year earlier. Earned premiums have grown during the 2004 period due to the acquisition of Le Mars and Peninsula as well as due to the increase in written premiums in the past year. Net premiums earned and amortization of deferred policy acquisition costs decreased $347,662 during the third quarter of 2004 because of the application of purchase accounting methodology in the acquisition of Le Mars and Peninsula. Acquired deferred acquisition costs were netted from unearned premiums as of January 1, 2004. Since these costs were incurred prior to January 1, 2004, they were netted from the associated deferred revenues in estimating the fair value of the unearned premiums assumed in the acquisitions. As a result, the normal amortization of these costs was shown as a reduction of net premiums earned in the three months ended September 30, 2004. The amortization of deferred acquisition costs was correspondingly reduced, so that there was no impact on net income for the period.

     Investment Income. For the three months ended September 30, 2004, our net investment income increased 20.8% to $4.0 million, compared to $3.3 million for the comparable period one year ago. An increase in average invested assets from $359.9 million in the third quarter of 2003 to $487.6 million in the third quarter of 2004 was offset by a decrease in the annualized average return on investments from 3.7% for the third quarter of 2003 to 3.3% for the third quarter of 2004. The decrease in our annualized average return reflects higher levels of short-term investments in our investment portfolio during the third quarter of 2004 compared to the comparable period a year earlier and a declining interest rate environment in both periods.

     Net Realized Investment Gains/Losses. Net realized investment gains in the third quarter of 2004 were $448,367, compared to $408,873 for the comparable period in 2003. No impairment charges were recognized in either period. The net realized investment gains and losses in both periods resulted from normal turnover within our investment portfolio.

     Losses and Loss Expenses. Our loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, in the third quarter of 2004 was 62.2%, compared to 65.9% in the third quarter of 2003. The commercial lines loss ratio improved to 56.1% in the third quarter of 2004, compared to 58.9% in the third quarter of 2003 due to favorable experience in our commercial multiple peril line of business. The personal lines loss ratio decreased from 70.3% in the third quarter of 2003 to 66.2% in the third quarter of 2004, primarily due to a decrease in our homeowners loss ratio. Loss ratios in both periods were impacted by severe weather events. Cumulative property losses from severe weather events totaled approximately $3.2 million for the third quarter of 2004, compared to $1.0 million for the third quarter of 2003. Our loss ratios were also impacted in the third quarter of 2004 by the reduction in earned premiums during the third quarter of 2004 related to the application of purchase accounting methodology in the acquisition of Le Mars and Peninsula discussed above.

     Underwriting Expenses. Our expense ratio, which is the ratio of policy acquisition costs and other underwriting expenses to premiums earned, for the third quarter of 2004 was 32.2%, compared to 30.4% in the third quarter of 2003. The increase in the third quarter of 2004 expense ratio reflects increased underwriting-based incentive costs, offset by a decrease in expenses related to the application of purchase accounting methodology in the acquisition of Le Mars and Peninsula discussed above. The acquired deferred acquisition costs were netted from unearned premiums as of the purchase date and, as a result, the amortization of these costs was shown as a reduction of earned premiums instead of being shown as a component of expenses in the three months ended September 30, 2004.

     Combined Ratio. The combined ratio was 95.0% and 96.8% for the three months ended September 30, 2004 and 2003, respectively. The combined ratio represents the sum of the loss ratio, expense ratio and dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned. The improvement in the combined ratio was largely attributable to the decrease in the loss ratio for the 2004 period compared to the 2003 period.

     Interest Expense. Interest expense for the third quarter of 2004 was $416,799, compared to $357,965 for the third quarter of 2003, and reflected an increase in interest expense related to the issuance of $15.5 million of subordinated debentures in October 2003 and May 2004, offset by the fact that no borrowings were outstanding under our line of credit for the 2004 period compared to average borrowings of $12.8 million for the 2003 period.

     Income Taxes. Income tax expense was $2.3 million for the third quarter of 2004, representing an effective tax rate of 28.4%, compared to $1.5 million for the third quarter of 2003, representing an effective tax rate of 27.3%. The change in effective tax rates is due to tax-exempt interest income representing a smaller proportion of net income before taxes in the 2004 period compared to the 2003 period.

     Net Income and Earnings Per Share. Our net income for the third quarter of 2004 was $5.9 million, or $.43 per share on a diluted basis, an increase of 47.1% over the net income of $4.0 million, or $.40 per share on a diluted basis, reported for the third quarter of 2003. Cumulative property losses from severe weather events reduced net income by approximately $2.1 million, or $.15 per share on a diluted basis, for the third quarter of 2004, compared to $650,000, or $.07 per share on a diluted basis, for the third quarter of 2003. Our fully diluted shares outstanding for the third quarter of 2004 increased to 13.7 million, compared to 9.9 million for the third quarter of 2003, due primarily to a public stock offering of 3.45 million shares of Class A common stock that was completed in December 2003.

Results of Operations - Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

     Net Premiums Written. Net premiums written for the nine months ended September 30, 2004 were $213.3 million, an increase of $56.8 million, or 36.2%, over the comparable period in 2003. The acquisition of Le Mars and Peninsula as of January 1, 2004 accounted for approximately $43.2 million of net premiums written in 2004, or approximately 76.1% of the increase from the comparable period in 2003. Commercial lines net premiums written increased $23.2 million, or 40.1%, in the first nine months of 2004 compared to the comparable period in 2003. Personal lines net premiums written increased $33.5 million, or 34.0%, in the first nine months of 2004 compared to the comparable period in 2003. We have also benefited during these periods from premium increases by our insurance subsidiaries that have resulted from rate filings approved by insurance regulatory authorities. These increases related primarily to private passenger automobile, commercial multiple peril, workers’ compensation and homeowners lines of business realized in most of the states in which we operate. In addition to the acquisitions and pricing increases, we have also benefited from organic growth in most of the states in which we operate.

     Net Premiums Earned. Net premiums earned increased to $196.2 million for the first nine months of 2004, an increase of $50.1 million, or 34.3%, over the first nine months of 2003. Premiums are earned, or recognized as revenue, over the terms of our policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned will generally reflect increases or decreases in net premiums written in the preceding twelve-month period compared to the comparable period one year earlier. Earned premiums have grown during the 2004 period due to the acquisition of Le Mars and Peninsula as well as due to the increase in written premiums in the past year. Net premiums earned and amortization of deferred policy acquisition costs decreased $3.1 million during the first nine months of 2004 because of the application of purchase accounting methodology in the acquisition of Le Mars and Peninsula. Acquired deferred acquisition costs were netted from unearned premiums as of January 1, 2004. Since these costs were incurred prior to January 1, 2004, they were netted from the associated deferred revenues in estimating the fair value of the unearned premiums assumed in the acquisitions. As a result, the normal amortization of these costs was shown as a reduction of net premiums earned in the first nine months of 2004. The amortization of deferred acquisition costs was correspondingly reduced, so that there was no impact on net income for the nine months ended September 30, 2004.

     Investment Income. For the nine months ended September 30, 2004, our net investment income increased 16.3% to $11.6 million, compared to $10.0 million for the comparable period one year ago. An increase in average invested assets from $345.3 million in the first nine months of 2003 to $457.4 million in the first nine months of 2004 was offset by a decrease in the annualized average return on investments from 3.9% for the first nine months of 2003 to 3.4% for the first nine months of 2004. The decrease in our annualized average return reflects higher levels of short-term investments in our investment portfolio during the first nine months of 2004 compared to the comparable period a year earlier and a declining interest rate environment in both periods.

     Net Realized Investment Gains/Losses. Net realized investment gains in the first nine months of 2004 were $1.1 million, compared to $494,763 for the comparable period in 2003. Impairment charges of $6,650 were recognized in the first nine months of 2004, compared to impairment charges of $255,874 recognized in the first nine months of 2003. The impairment charges for both periods were the result of declines in the market value of equity securities that we determined to be other than temporary. The remaining net realized investment gains and losses in both periods resulted from normal turnover within our investment portfolio.

     Losses and Loss Expenses. Our loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, in the first nine months of 2004 was 62.5%, compared to 64.5% in the first nine months of 2003. The commercial lines loss ratio increased to 56.7% in the first nine months of 2004, compared to 56.2% in the first nine months of 2003. The personal lines loss ratio improved from 69.2% in the first nine months of 2003 to 66.1% in the first nine months of 2004. Increases in our workers’ compensation and commercial automobile loss ratios were offset by favorable experience in our commercial multiple peril, personal automobile and homeowners lines of business. Our loss ratios were also impacted in the first nine months of 2004 by the reduction in earned premiums during the first nine months of 2004 related to the application of purchase accounting methodology in the acquisition of Le Mars and Peninsula discussed above.

     Underwriting Expenses. Our expense ratio, which is the ratio of policy acquisition costs and other underwriting expenses to premiums earned, for the first nine months of 2004 was 30.3%, compared to 30.4% for the first nine months of 2003. The improvement in our expense ratio reflects a decrease in expenses during the first nine months of 2004 related to the application of purchase accounting methodology in the acquisition of Le Mars and Peninsula discussed above, offset by increased underwriting-based incentive costs. The acquired deferred acquisition costs were netted from unearned premiums as of January 1, 2004 and, as a result, the amortization of these costs was shown as a reduction of earned premiums instead of being shown as a component of expenses in the first nine months of 2004.

     Combined Ratio. The combined ratio was 93.2% and 95.4% for the nine months ended September 30, 2004 and 2003, respectively. The combined ratio represents the sum of the loss ratio, expense ratio and dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned. The improvement in the combined ratio was largely attributable to the decrease in the loss ratio for the 2004 period compared to the 2003 period.

     Interest Expense. Interest expense for the first nine months of 2004 was $1.1 million, compared to $879,496 for the first nine months of 2003, and reflected an increase in interest expense related to the additional issuance of $15.5 million of subordinated debentures in October 2003 and May 2004, offset by the fact that no borrowings were outstanding under our line of credit for the 2004 period compared to average borrowings of $17.1 million for the 2003 period.

     Income Taxes. Income tax expense was $8.0 million for the first nine months of 2004, representing an effective tax rate of 29.6%, compared to $4.9 million for the first nine months of 2003, representing an effective tax rate of 27.4%. The change in effective tax rates is due to tax-exempt interest income representing a smaller proportion of net income before taxes in the 2004 period compared to the 2003 period.

     Net Income and Earnings Per Share. Our net income for the first nine months of 2004 was $24.4 million, or $1.79 per share on a diluted basis. The first nine months of 2004 net income included an extraordinary gain of $5.4 million related to unallocated negative goodwill associated with the Le Mars acquisition. Income before this extraordinary item was $18.9 million, or $1.39 per share on a diluted basis, an increase of 44.4% over the net income of $13.1 million, or $1.37 per share on a diluted basis, reported for the first nine months of 2003. Our fully diluted shares outstanding for the first nine months of 2004 increased to 13.6 million, compared to 9.6 million for the first nine months of 2003, due primarily to a public stock offering of 3.45 million shares of Class A common stock that was completed in December 2003.

Liquidity and Capital Resources

     Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as they arise. Our major sources of funds from operations are the net cash flows generated from our insurance subsidiaries’ underwriting results, investment income and maturing investments.

     We generate sufficient net positive cash flow from our operations to fund our commitments and build our investment portfolio, thereby increasing future investment returns. We maintain a high degree of liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. Net cash flows provided by operating activities in the first nine months of 2004 and 2003 were $27.6 million and $23.8 million, respectively.

     On May 15, 2003, we received $15.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on May 15, 2033 and are callable at our option, at par, after five years. The debentures carry an interest rate equal to the three-month LIBOR rate plus 4.10%, which is adjustable quarterly. At September 30, 2004, the interest rate on the debentures was 5.81%.

     On October 29, 2003, we received $10.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on October 29, 2033 and are callable at our option, at par, after five years. The debentures carry an interest rate equal to the three-month LIBOR rate plus 3.85%, which is adjustable quarterly. At September 30, 2004, the interest rate on the debentures was 5.52%.

     On November 25, 2003, we entered into a credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a four-year $35.0 million unsecured, revolving line of credit. As of September 30, 2004, we may borrow up to $35.0 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus between 1.50% and 1.75%, depending on our leverage ratio. In addition, we pay a fee of 0.15% per annum on the loan commitment amount, regardless of usage. The agreement requires our compliance with certain covenants, which include minimum levels of our net worth, leverage ratio and statutory surplus and A.M. Best ratings of our insurance subsidiaries. As of September 30, 2004, there were no borrowings outstanding under the credit agreement, and we were in compliance with all requirements of the credit agreement.

     On May 26, 2004, we received $5.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on May 26, 2034 and are callable at our option, at par, after five years. The debentures carry an interest rate equal to the three-month LIBOR rate plus 3.85%, which is adjustable quarterly. At September 30, 2004, the interest rate on the debentures was 5.59%.

     The following table shows our significant contractual obligations as of September 30, 2004.

($ in thousands)	Total	2004	2005	2006	2007	2008	After 2008
Subordinated debentures	$30,929	$—	$—	$—	$—	$—	$30,929

Total contractual obligations	$30,929	$—	$—	$—	$—	$—	$30,929

     On October 21, 2004, we declared regular quarterly cash dividends of 12 cents per share for our Class A common stock and 10.5 cents per share for our Class B common stock, payable November 15, 2004 to stockholders of record as of the close of business on November 1, 2004. There are no regulatory restrictions on the payment of dividends to our stockholders, although there are state law restrictions on the payment of dividends from our insurance subsidiaries to us. Our insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis, and are subject to regulations under which payment of dividends from statutory surplus is restricted and may require prior approval of the applicable domiciliary insurance regulatory authorities. Our insurance subsidiaries are subject to risk-based capital (RBC) requirements. At December 31, 2003, our insurance subsidiaries’ capital levels were each substantially above RBC requirements. At January 1, 2004, amounts available for distribution as dividends to us from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities were $13.3 million from Atlantic States, $4.1 from Southern, $1.2 million from Le Mars and $1.9 million from Peninsula, all of which remained available at September 30, 2004.

     As of September 30, 2004, we had no material commitments for capital expenditures.

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

     We have maintained approximately the same duration of our investment portfolio to our liabilities from December 31, 2003 to September 30, 2004. In addition, we have maintained approximately the same investment mix during this period.

     There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2003 through September 30, 2004.

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

Part II. Other Information

Item 1. Legal Proceedings.

     None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as Part	Shares (or Units)
	(a) Total Number of	(b) Average	of Publicly	that May Yet Be
	Shares (or Units)	Price Paid per	Announced Plans or	Purchased Under the
Period	Purchased	Share (or Unit)	Programs	Plans or Programs
Month #1	Class A - None	Class A - None	Class A - None	Class A - None
July 1-31, 2004	Class B - 666(1)	Class B - $20.61	Class B - None	Class B - None
Month #2	Class A - 18,175(2)	Class A - $20.78	Class A - None
Aug. 1-31, 2004	Class B - 21,500(3)	Class B - $19.06	Class B - 21,500	(3)
Month #3	Class A - None	Class A - None	Class A - None
Sept. 1-30, 2004	Class B - 18,169(3)	Class B - $18.87	Class B - 18,169	(3)
	Class A - 18,175	Class A - $20.78	Class A - None
Total	Class B - 40,335	Class B - $19.00	Class B - 39,669	(3)

(1)	These shares were purchased by the Mutual Company in privately negotiated non-market transactions directly with its employees. These purchases were not pursuant to a publicly announced plan or program.

(2)	These shares were purchased by the Mutual Company through its participation in our Dividend Reinvestment and Stock Purchase Plan. These purchases were not pursuant to a publicly announced plan or program.

(3)	These shares were purchased by the Mutual Company pursuant to its announcement on August 17, 2004, that it will, at its discretion, purchase shares of our Class A common stock and Class B common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. Such announcement did not stipulate a maximum number of shares that may be purchased under this program.

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

On August 17, 2004, we filed a report on Form 8-K including as an exhibit a press release announcing that the Mutual Company will, at its discretion, purchase shares of our Class A common stock and Class B common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions.

On July 20, 2004, we filed a report on Form 8-K including as an exhibit our second quarter 2004 earnings press release.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONEGAL GROUP INC.

October 29, 2004	By:	/s/ Donald H. Nikolaus
Donald H. Nikolaus, President
and Chief Executive Officer

October 29, 2004	By:	/s/ Ralph G. Spontak Ralph G. Spontak, Senior Vice President,
Chief Financial Officer and Secretary