Form 10-K
period 2004-12-31
DONEGAL GROUP INC
filed 2005-03-15
CIK 800457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Class A Common Stock, $.01 par value

Class B Common Stock, $.01 par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑.  No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☑.   No ☐.

On June 30, 2004, the aggregate market value (based on the closing sales prices on that date) of the voting stock held by non-affiliates of the Registrant was $144,449,525.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 10,323,204 shares of Class A Common Stock and 3,136,678 shares of Class B Common Stock were outstanding on February 28, 2005.

DOCUMENTS INCORPORATED BY REFERENCE:

1.	Portions of the Registrant’s annual report to stockholders for the fiscal year ended December 31, 2004 are incorporated by reference into Parts I, II and IV of this report.

2.	Portions of the Registrant’s proxy statement relating to the annual meeting of stockholders to be held April 21, 2005 are incorporated by reference into Part III of this report.

DONEGAL GROUP INC.
INDEX TO FORM 10-K REPORT

(i)

PART I

Item 1. Business.

     (a) General Development of Business.

     We are a property and casualty insurance holding company whose insurance subsidiaries offer personal and commercial lines of insurance to businesses and individuals in 19 Mid-Atlantic, Midwestern and Southeastern states. We provide our policyholders with a selection of insurance products at competitive rates, while pursuing profitability through adherence to a strict underwriting discipline. At December 31, 2004, we had total assets of $735.4 million and stockholders’ equity of $242.7 million. Our net income was $31.6 million for the year ended December 31, 2004 compared to $18.3 million for the year ended December 31, 2003.

     Donegal Mutual Insurance Company (the “Mutual Company”) owns approximately 42% of our Class A common stock and approximately 66% of our Class B common stock. The operations of our insurance subsidiaries are interrelated with the operations of the Mutual Company and, while maintaining the separate corporate existence of each company, our insurance subsidiaries and the Mutual Company conduct business together as the Donegal Insurance Group. As such, we share the same business philosophy, management, employees and facilities as the Mutual Company and offer the same types of insurance products.

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

     While we generally engage in preliminary discussions with potential acquisition candidates on a continuous basis, it is our policy not to make any public disclosure regarding an acquisition until we have entered into a definitive acquisition agreement.

     We did not complete any acquisitions in 2004 other than the previously reported acquisitions of Le Mars Insurance Company, or Le Mars, as of January 1, 2004 and the Peninsula Insurance Group, or Peninsula, as of January 1, 2004.

     (b) Financial Information About Industry Segments.

     We have three segments: our investment function, our personal lines of insurance and our commercial lines of insurance. Financial information about these segments is set forth in Note 19 to our Consolidated Financial Statements incorporated by reference herein.

     (c) Narrative Description of Business.

Who We Are

     We are a property and casualty insurance holding company whose insurance subsidiaries offer personal and commercial lines of insurance to small businesses and individuals in 19 Mid-Atlantic, Midwestern and Southeastern states. We provide our policyholders with a selection of insurance products at competitive rates, while pursuing profitability through adherence to a strict underwriting discipline.

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

Strategy

     Our annual premiums earned have increased from $145.5 million in 1999 to $265.8 million in 2004, a compound annual growth rate of 12.8%. Over the same time period, our combined ratio has consistently been more favorable than that of the property and casualty insurance industry as a whole. We seek to grow our business and enhance our profitability by:

•	Achieving underwriting profitability.

     We focus on achieving a combined ratio of less than 100%, and believe that underwriting profitability is a fundamental component of our long-term financial strength because it allows us to generate profits without relying on our investment income. We seek to enhance our underwriting results by carefully selecting the product lines we underwrite, minimizing our exposure to catastrophe-prone areas and continually evaluating our claims history to ensure the adequacy of our underwriting guidelines and product pricing. For our personal lines products, we insure standard and preferred risks primarily in private passenger automobile and homeowners lines. We have no material exposures to asbestos and environmental liabilities. We seek to provide more than one policy to a given personal or commercial customer because this “account selling” strategy diversifies our risk and has historically improved our underwriting results. Finally, we use reinsurance to manage our exposure and limit our maximum net loss from large single risks or risks in concentrated areas. We believe these practices are key factors in our ability to maintain a combined ratio that has been traditionally more favorable than the combined ratio of the property and casualty insurance industry.

     Our combined ratio and that of our industry for the years 1999 through 2004 are shown in the following table:

	1999	2000	2001	2002	2003	2004
Donegal GAAP combined ratio	106.5%	101.8%	103.8%	99.6%	95.0%	93.1%
Industry SAP combined ratio(1)	108.1	110.4	115.9	107.4	100.1	97.6

(1)	As reported by A.M. Best.

•	Pursuing profitable growth by organic expansion within our traditional operating territories through developing and maintaining quality agency representation.

          We believe that continued expansion within our existing markets will be a key source of our continued premium growth, and maintaining an effective and growing network of independent agencies is integral to our expansion. We seek to be among the top three insurers within each of our agencies for the lines of business we write by providing a consistent, competitive and stable market for our products. We believe that the consistency of our product offerings enables us to compete effectively for agents with other insurers whose product offerings fluctuate based on industry conditions. We offer our agents a competitive compensation program that rewards them for pursuing profitable growth on our behalf, and we provide them with ongoing support that enables them to better attract and service customers, including Internet-based information systems, training programs, marketing support and field visitations by our marketing personnel and senior management. Finally, we appoint agencies with a strong underwriting and growth track record. We believe that by carefully selecting, motivating and supporting our agency force, we will be able to drive continued long-term growth.

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

          We maintain stringent expense controls with direct involvement by our senior management. We consolidate many processing and administrative activities at our home office to realize operating synergies and better control expenses. We utilize technology to automate much of our underwriting to facilitate agency and policyholder communications on an efficient and cost-effective basis. In 2002, we completed a reorganization begun in 2001 that streamlined our operations and allowed us to operate more efficiently. As a result of our focus on expense control, we have reduced our expense ratio from 35.9% for 1998 to 30.9% for 2004, even after reflecting the additional performance-based compensation paid to agents because of our premium growth. We have also increased our annual premium per employee, a measure of efficiency that we use to evaluate our operations, from approximately $470,000 in 1998 to approximately $717,000 in 2004.

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

Our Organizational Structure

     We conduct most of our operations through our five insurance subsidiaries: Atlantic States Insurance Company (“Atlantic States”), Southern Insurance Company of Virginia (“Southern”), Le Mars and Peninsula, which includes The Peninsula Insurance Company and its wholly owned subsidiary, Peninsula Indemnity Company. We also own 48.1% of Donegal

Financial Services Corporation (“DFSC”), a registered savings and loan holding company that owns Province Bank, a federal savings bank that began operations in 2000. The Mutual Company owns the remaining 51.9% of DFSC. While not yet material to our operations, we believe Province Bank, with total assets of $62.3 million at December 31, 2004, will complement our product offerings. The following chart depicts our organizational structure, including our principal subsidiaries:

(1)	Because of the different relative voting power of our Class A common stock and our Class B common stock, our public stockholders hold approximately 40% of the aggregate voting power.

(2)	Because of the different relative voting power of our Class A common stock and our Class B common stock, the Mutual Company holds approximately 60% of the aggregate voting power.

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

     The Mutual Company provides facilities, personnel and other services to us, and the related expenses are allocated between Atlantic States and the Mutual Company in relation to their relative participation in the pooling agreement. Southern and Le Mars reimburse the Mutual Company for their personnel costs, and Southern bears its proportionate share of information services costs based on its percentage of total written premiums of the Donegal Insurance Group. Expenses allocated to us under such agreements were $40.2 million in 2004.

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

     We believe our relationship with the Mutual Company offers us a number of competitive advantages, including:

•	Facilitating our stable management, consistent underwriting discipline, external growth and long-term profitability.

•	Creating operational and expense synergies given the combined resources and operating efficiencies of the Mutual Company and us.

•	Enhancing our ability to affiliate with and eventually acquire other mutual insurance companies.

•	Producing a more uniform and stable underwriting result from year to year than we could achieve on our own.

•	Giving Atlantic States the benefit of the underwriting capacity of the entire pool, rather than being limited by the amount of its own capital and surplus.

Acquisitions

     The following table highlights our acquisition history since 1988:

		Year
		Acquired	Method of
Insurance Company Acquired	State	by Us	Acquisition
Southern Mutual Insurance Company	Virginia	1988	Surplus note investment by the Mutual Company in 1984; demutualization in 1988; acquisition of stock by us in 1988.

Delaware Mutual Insurance Company(1)	Delaware	1995	Surplus note investment by the Mutual Company in 1993; demutualization in 1994; acquisition of stock by us in 1995.

Pioneer Mutual Insurance Company(1)	Ohio	1997	Surplus note investment by the Mutual Company in 1992; demutualization in 1993; acquisition of stock by us in 1997.

Southern Heritage Insurance Company(1)	Georgia	1998	Stock purchase in 1998.

		Year
		Acquired	Method of
Insurance Company Acquired	State	by Us	Acquisition
Pioneer Mutual Insurance Company(1)	New York	2001	Surplus note investment by the Mutual Company in 1995; demutualization in 1998; acquisition of stock by us in 2001.

Le Mars Insurance Company	Iowa	2004	Surplus note investment by the Mutual Company in 2002; demutualization as of January 1, 2004; acquisition of stock by us as of January 1, 2004.

Peninsula Insurance Group	Maryland	2004	Stock purchase as of January 1, 2004.

(1)	To reduce administrative and compliance costs and expenses, the designated entities were merged into one of our existing insurance subsidiaries.

     We generally maintain the home office of an acquired company as part of our strategy to provide local marketing, underwriting and claims servicing even if the acquired company is merged into another subsidiary.

Distribution

     Our insurance products are marketed primarily in the Mid-Atlantic, Midwest and Southeast regions through approximately 2,000 independent insurance agencies. At December 31, 2004, the Donegal Insurance Group was licensed to do business in 19 states (Alabama, Connecticut, Delaware, Georgia, Iowa, Louisiana, Maryland, Nebraska, New Hampshire, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Virginia and West Virginia). We believe our relationships with our independent agents are valuable in identifying, obtaining and retaining profitable business. We maintain a stringent agency selection procedure that emphasizes appointing agencies with proven marketing strategies for the development of profitable business and we appoint only agencies with a strong underwriting and growth track record. We also regularly evaluate our agencies based on their profitability and performance in relation to our objectives. We seek to be among the top three insurers within each of our agencies for the lines of business we write.

     The following table sets forth the percentage of our share of 2004 direct premiums written in each of the states where we conducted business in 2004:

Pennsylvania	44.5%
Maryland	15.0
Virginia	12.7
Georgia	5.5
Delaware	5.4
Ohio	3.8
Iowa	3.3
North Carolina	1.8
Tennessee	1.3
South Dakota	1.3
Oklahoma	1.3
Nebraska	1.3
New York	1.0
Other	1.8

Total	100.0%

     We believe we have developed a number of policies and procedures that enable us to attract, retain and motivate our agents. The consistency, competitiveness and stability of our product offerings assists us in competing effectively for agents with other insurers whose product offerings may fluctuate based upon industry conditions. We have developed a competitive contingent commission plan for agents, under which additional commissions are payable based upon the volume of premiums produced and the profitability of the business of the agency. We provide our agents ongoing support that enables them to better attract and retain customers, including Internet-based information systems, training programs, marketing support and field visitations by our marketing personnel and senior management. Finally, we encourage our independent agents to focus on “account selling,” or serving all of a particular insured’s property and casualty insurance needs, which we believe generally results in more favorable loss experience than covering a single risk for an individual insured.

Products

     Our personal lines of business consist primarily of automobile and homeowners insurance. Our commercial lines of business consist primarily of commercial automobile, commercial multi-peril and workers’ compensation insurance. These types of insurance are described in greater detail below:

     Personal

•	Private passenger automobile – policies that provide protection against liability for bodily injury and property damage arising from automobile accidents, and protection against loss from damage to automobiles owned by the insured.

•	Homeowners – policies that provide coverage for damage to residences and their contents from a broad range of perils, including, fire, lightning, windstorm and theft. These policies also cover liability of the insured arising from injury to other persons or their property while on the insured’s property and under other specified conditions.

     Commercial

•	Commercial multi-peril – policies that provide protection to businesses against many perils, usually combining liability and physical damage coverages.

•	Workers’ compensation – policies purchased by employers to provide benefits to employees for injuries sustained during employment. The extent of coverage is established by the workers’ compensation laws of each state.

•	Commercial automobile – policies that provide protection against liability for bodily injury and property damage arising from automobile accidents, and protection against loss from damage to automobiles owned by the insured.

     The following table sets forth the net premiums written by line of insurance for our business for the periods indicated:

	Year Ended December 31,
	2002		2003		2004
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Net Premiums Written:
Personal lines:
Automobile	$84,643	43.5%	$86,644	41.9%	$118,734	41.9%
Homeowners	34,637	17.8	36,989	17.9	47,540	16.8
Other	6,497	3.4	6,753	3.2	9,882	3.5

Total personal lines	125,777	64.7	130,386	63.0	176,156	62.2

Commercial lines:
Automobile	17,451	9.0	18,655	9.0	32,679	11.5
Workers’ compensation	23,845	12.2	25,627	12.4	29,228	10.3
Commercial multi-peril	25,536	13.1	30,199	14.6	42,253	14.9
Other	1,895	1.0	2,114	1.0	2,966	1.1

Total commercial lines	68,727	35.3	76,595	37.0	107,126	37.8

Total business	$194,504	100.0%	$206,981	100.0%	$283,282	100.0%

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

     Our claims department management develops and implements policies and procedures for the establishment of adequate claim reserves. Our reserves for incurred but not reported claims are reviewed by our independent actuary. The management and staff of our claims department resolve policy coverage issues, manage and process reinsurance recoveries and handle salvage and subrogation matters. Our litigation and personal injury sections manage all claims litigation, and branch office claims above $35,000 require home office review and settlement authorization. Claims adjusters are given reserving and settlement authority based upon their experience and demonstrated abilities. Larger or more complicated claims require consultation and approval of senior department management.

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

     Differences between liabilities reported in our financial statements prepared on the basis of GAAP and our insurance subsidiaries’ financial statements prepared on a statutory accounting basis (“SAP”) result from anticipating salvage and subrogation recoveries for GAAP but not for SAP. These differences amounted to $7.3 million, $7.2 million and $8.1 million at December 31, 2002, 2003 and 2004, respectively.

     The following table sets forth a reconciliation of our beginning and ending net liability for unpaid losses and loss expenses for the periods indicated:

	Year Ended December 31,
(in thousands)	2002	2003	2004
Gross liability for unpaid losses and loss expenses at beginning of year	$179,840	$210,692	$217,914
Less reinsurance recoverable	65,296	79,584	79,018

Net liability for unpaid losses and loss expenses at beginning of year	114,544	131,108	138,896
Acquisitions of Le Mars and Peninsula	—	—	28,843

Beginning balance as adjusted	114,544	131,108	167,739
Provision for net losses and loss expenses for claims incurred in the current year	122,434	126,693	171,385
Change in provision for estimated net losses and loss expenses for claims incurred in prior years	6,834	(450)	(7,244)

Total incurred	129,268	126,243	164,141
Net losses and loss payments for claims incurred during:

	Year Ended December 31,
(in thousands)	2002	2003	2004
The current year	67,656	72,187	96,041
Prior years	45,048	46,268	64,409

Total paid	112,704	118,455	160,450
Net liability for unpaid losses and loss expenses at end of year	131,108	138,896	171,431
Plus reinsurance recoverable	79,584	79,018	95,759

Gross liability for unpaid losses and loss expenses at end of year	$210,692	$217,914	$267,190

     We recognized an increase (decrease) in the liability for losses and loss expenses for prior years of $6.8 million, ($450,110) and ($7.2 million) in 2002, 2003 and 2004, respectively. These developments are primarily attributable to variations from expected claim severity in the private passenger and commercial automobile liability, workers’ compensation and commercial multi-peril lines of business. The development for 2004 includes decreases in the liability for losses and loss expenses of prior years of $3.6 million for Le Mars and $1.4 million for Peninsula, respectively, due primarily to favorable settlements of open claims.

     The following table sets forth the development of our liability for net unpaid losses and loss expenses from 1994 to 2004, with supplemental loss data for 2003 and 2004. Loss data in the table includes business we are allocated from the Mutual Company as part of the pooling agreement.

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

     The “Net liability reestimated as of” portion of the table shows the reestimated amount of the previously recorded liability based on experience for each succeeding year. The estimate is increased or decreased as payments are made and more information becomes known about the severity of the remaining unpaid claims. For example, the 1998 liability has developed a redundancy after six years, in that reestimated net losses and loss expenses are expected to be $3.2 million less than the estimated liability initially established in 1998 of $96.0 million.

     The “Cumulative (excess) deficiency” shows the cumulative excess or deficiency at December 31, 2004 of the liability estimate shown on the top line of the corresponding column. An excess in liability means that the liability established in prior years exceeded actual net losses and loss expenses or were reevaluated at less than the original amount. A deficiency in liability means that the liability established in prior years was less than actual net losses and loss expenses or were reevaluated at more than the original amount.

     The “Cumulative amount of liability paid through” portion of the table shows the cumulative net losses and loss expense payments made in succeeding years for net losses incurred prior to the balance sheet date. For example, the 1998 column indicates that as of December 31, 2004 payments equal to $85.9 million of the currently reestimated ultimate liability for net losses and loss expenses of $92.8 million had been made.

     Amounts shown in the table exclude information for accident years prior to 2004 for Le Mars and Peninsula. Amounts excluded from gross liability, reinsurance recoverable and net liability as of December 31, 2004 were $13.9 million, $2.4 million and $11.5 million, respectively.

	Year Ended December 31,
(in thousands)	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
Net liability at end of year for unpaid losses and loss expenses	$63,317	$75,372	$78,889	$80,256	$96,015	$99,234	$102,709	$114,544	$131,108	$138,896	$159,377
Net liability reestimated as of:
One year later	60,227	72,380	77,400	77,459	95,556	100,076	110,744	121,378	130,658	136,434

Two years later	56,656	70,451	73,438	76,613	95,315	103,943	112,140	120,548	128,562

Three years later	54,571	66,936	71,816	74,851	94,830	104,073	110,673	118,263

Four years later	51,825	64,356	69,378	73,456	94,354	101,880	108,766

Five years later	50,493	63,095	69,485	73,103	93,258	100,715

Six years later	49,593	62,323	69,949	72,706	92,818

Seven years later	49,504	62,534	69,415	72,319

Eight years later	49,758	62,067	69,279

Nine years later	49,539	61,916

Ten years later	49,467

Cumulative (excess) deficiency	$(13,850)	$(13,456)	$(9,610)	$(7,937)	$(3,197)	$1,481	$6,057	$3,719	$(2,546)	$(2,462)

Cumulative amount of liability paid through:
One year later	$19,401	$24,485	$27,229	$27,803	$37,427	$39,060	$43,053	$45,048	$46,268	$51,965
Two years later	30,354	37,981	41,532	46,954	57,347	60,622	67,689	70,077	74,693
Three years later	38,684	47,027	53,555	58,883	69,973	76,811	82,268	87,198
Four years later	43,655	53,276	59,995	65,898	78,757	85,453	92,127
Five years later	46,331	56,869	63,048	70,642	83,038	91,337
Six years later	47,802	58,286	65,595	72,801	85,935
Seven years later	48,520	59,160	66,976	74,444
Eight years later	48,925	59,802	67,974
Nine years later	49,288	59,797
Ten years later	49,312

	Year Ended December 31
	1996	1997	1998	1999	2000	2001	2002	2003	2004
	(in thousands)
Gross liability at end of year	$113,346	$115,801	$136,727	$144,180	$156,476	$179,840	$210,692	$217,914	$251,266
Reinsurance recoverable	34,457	35,545	40,712	44,946	53,767	65,296	79,584	79,018	91,889
Net liability at end of year	78,889	80,256	96,015	99,234	102,709	114,544	131,108	138,896	159,377
Gross reestimated liability – latest	102,400	105,830	129,939	156,394	174,497	197,613	219,612	227,405
Reestimated recoverable – latest	33,121	32,711	37,121	55,697	65,731	79,350	91,050	90,971
Net reestimated liability – latest	69,279	72,319	92,818	100,715	108,766	118,263	128,562	136,434
Gross cumulative deficiency (excess)	(10,946)	(10,771)	(6,788)	12,214	18,021	17,773	8,920	9,491

Technology

     The Mutual Company owns the majority of our technology systems, and we use them pursuant to an intercompany agreement. Our technology systems primarily consist of an integrated central processing computer, a series of server-based computer networks and various communications systems that allow our home office and many of our branch offices to utilize the same systems for the processing of business. The Mutual Company maintains backup facilities and systems through a contract with a leading provider of computer disaster recovery sites, and these backup facilities and systems are tested on a regular basis. Atlantic States and Southern bear their proportionate share of information services expenses based on their percentages of the total net written premiums of the Donegal Insurance Group. Le Mars and Peninsula use separate technology systems that perform similar functions.

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

     We believe the implementation of our various technology systems has resulted in improved service to our agents and customers and increased efficiencies in the processing of our business, resulting in lower operating costs. Three of the key components of our integrated system are our agency interface system, our WritePro system and our imaging system. Our agency interface system provides us with a high level of data sharing both to, and from, our agents’ systems and also provides our agents with an integrated means of processing new business. We are in the process of implementing our WritePro system, a fully automated personal lines underwriting and policy issuance system that provides our agents with the ability to generate underwritten quotes and automatically issue policies that meet our underwriting guidelines with limited or no intervention by our personnel. Our imaging system reduces our need to handle paper files, while providing greater access to the same information by a variety of personnel.

Third Party Reinsurance

     Atlantic States, Southern and the Mutual Company purchase reinsurance on a combined basis. Le Mars and Peninsula have separate reinsurance programs that provide similar types of coverage and that are commensurate with their relative size and exposures. We use several different reinsurers, all of which, consistent with our requirements, have an A.M. Best rating of A- (Excellent) or better or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A- rating.

     The following information relates to the external reinsurance Atlantic States, Southern and the Mutual Company purchase includes:

•	“excess of loss reinsurance,” under which our losses are automatically reinsured, through a series of contracts, over a set retention ($300,000 for 2004 with us having a 10% participation for losses up to $1.0 million), and

•	“catastrophic reinsurance,” under which we recover, through a series of contracts, between 95% and 100% of an accumulation of many losses resulting from a single event, including natural disasters ($3.0 million retention for 2004).

     The amount of coverage provided under each of these types of reinsurance depends upon the amount, nature, size and location of the risk being reinsured.

     Our principal third party reinsurance agreement in 2004 was a multi-line per risk excess of loss treaty with Dorinco Reinsurance Company, Folksamerica Reinsurance Company and Hannover Ruckversicherungs-AG that provides 90% coverage up to $1.0 million for both property and liability losses.

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

     We have property catastrophe coverage through a series of layered treaties up to aggregate losses of $80.0 million for Atlantic States, Southern and the Mutual Company for any single event. This coverage is provided through as many as twenty reinsurers on any one treaty with no reinsurer taking more than 20% of any one contract.

     On both property and casualty insurance, we and the Mutual Company purchase facultative reinsurance to cover exposures from losses that exceed the limits provided by our respective treaty reinsurance.

Competition

     The property and casualty insurance industry is highly competitive on the basis of both price and service. There are numerous companies competing for business in the geographic areas where we operate, many of which are substantially larger and have greater financial resources than we do, and no single company dominates. In addition, because our insurance products and those of the Mutual Company are marketed exclusively through independent insurance agencies, most of which represent more than one insurance company, we face competition within agencies as well as competition to retain qualified independent agents.

Investments

     Our return on invested assets is an important element of our financial results, and our investment strategy is to generate sufficient after-tax income on invested assets while minimizing credit risk through investments in high-quality securities. As a result, we seek to invest a high percentage of our assets in a diversified, highly rated and readily marketable group of fixed-maturity instruments. Our fixed-maturity portfolio consists of both taxable and tax-exempt securities. We maintain a sufficient portion of our portfolio in short-term securities, such as investments in commercial paper, to provide liquidity for the payment of claims and operation of our business and maintain a small percentage of our portfolio in equity securities.

     At December 31, 2004, all of our debt securities were rated investment grade with the exception of one unrated obligation of $250,000, and the investment portfolio did not contain any mortgage loans or any non-performing assets.

     The following table shows the composition of our debt securities investment portfolio (at carrying value), excluding short-term investments, by rating as of December 31, 2004:

	December 31, 2004
(dollars in thousand)	Amount	Percent
Rating(1)
U.S. Treasury and U.S. agency securities(2)	$161,732	39.51%
Aaa or AAA	151,473	37.01
Aa or AA	60,797	14.85
A	24,339	5.95
BBB	10,740	2.62
Not rated(3)	250	.06

Total	$409,331	100.0%

(1)	Ratings assigned by Moody’s Investors Services, Inc. or Standard & Poor’s Corporation.

(2)	Includes mortgage-backed securities of $26,596,109.

(3)	Represents one unrated obligation of The Lancaster County Hospital Authority Mennonite Home Project that our management believes to be equivalent to investment grade securities with respect to repayment risk.

     We invest in both taxable and tax-exempt securities as part of our strategy to maximize after-tax income, and are currently increasing our investments in tax-exempt securities. Our strategy considers, among other factors, the alternative minimum tax. Tax-exempt securities made up approximately 41.0%, 41.6% and 46.2% of our debt securities investment portfolio at December 31, 2002, 2003 and 2004, respectively.

     The following table shows the classification of our investments (at carrying value) at December 31, 2002, 2003 and 2004:

	December 31,
	2002		2003		2004
		Percent		Percent		Percent
		of		of		of
(dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Fixed maturities(1):
Held to maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$12,641	3.8%	$29,131	6.9%	$60,219	12.1%
Canadian government obligation	499	0.2	499	0.1	—	—
Obligations of states and political subdivisions	33,892	10.2	45,188	10.7	76,652	15.4
Corporate securities	29,552	8.9	25,192	6.0	27,149	5.4
Mortgage-backed securities	10,118	3.0	13,041	3.1	18,554	3.7

Total held to maturity	86,702	26.1	113,051	26.8	182,574	36.6

Available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	58,287	17.5	70,507	16.7	74,917	15.0
Obligations of states and political subdivisions	81,446	24.5	84,386	20.0	112,446	22.5
Corporate securities	36,863	11.1	30,699	7.3	31,352	6.3
Mortgage-backed securities	18,136	5.5	12,841	3.1	8,042	1.6

Total available for sale	194,732	58.6	198,433	47.1	226,757	45.4

Total fixed maturities	281,434	84.7	311,484	73.9	409,331	82.0
Equity securities(2)	19,069	5.8	24,710	5.9	33,505	6.7
Investments in affiliates(3)	2,767	0.8	6,738	1.6	8,865	1.8
Short-term investments(4)	29,029	8.7	78,344	18.6	47,368	9.5

Total investments	$332,299	100.0%	$421,276	100.0%	$499,069	100.0%

(1)	We account for our investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting For Certain Investments in Debt and Equity Securities.” See Notes 1 and 5 to the Consolidated Financial Statements incorporated by reference herein. Fixed maturities classified as held to maturity are valued at amortized cost; those fixed maturities classified as available for sale are valued at fair value. Total fair value of fixed maturities classified as held to maturity was $89.8 million at December 31, 2002, $116.1 million at December 31, 2003 and $184.7 million at December 31, 2004. The amortized cost of fixed maturities classified as available for sale was $187.5 million at December 31, 2002, $192.1 million at December 31, 2003 and $222.1 million at December 31, 2004.

(2)	Equity securities are valued at fair value. Total cost of equity securities was $18.9 million at December 31, 2002, $22.9 million at December 31, 2003 and $30.8 million at December 31, 2004.

(3)	Investments in affiliates are valued at cost, adjusted for our share of earnings and losses of our affiliates as well as changes in equity of our affiliates due to unrealized gains and losses.

(4)	Short-term investments are valued at cost, which approximates market.

     The following table sets forth the maturities (at carrying value) in our fixed maturity and short-term investment portfolio at December 31, 2002, December 31, 2003 and December 31, 2004:

	December 31,
	2002		2003		2004
		Percent		Percent		Percent
		of		of		of
(dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Due in(1):
One year or less	$47,034	15.1%	$92,396	23.7%	$61,837	13.5%
Over one year through three years	47,367	15.3	46,840	12.0	67,440	14.8
Over three years through five years	66,655	21.5	64,331	16.5	88,910	19.5
Over five years through ten years	64,271	20.7	73,057	18.7	74,853	16.4
Over ten years through fifteen years	52,517	16.9	81,016	20.8	131,669	28.8
Over fifteen years	4,365	1.4	6,306	1.6	5,395	1.2
Mortgage-backed securities	28,254	9.1	25,882	6.7	26,596	5.8

	$310,463	100.0%	$389,828	100.0%	$456,700	100.0%

(1)	Based on stated maturity dates with no prepayment assumptions. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     As shown above, we held investments in mortgage-backed securities having a carrying value of $26.6 million at December 31, 2004. Our mortgage-backed securities consist primarily of investments in governmental agency balloon pools with stated maturities between two and 25 years. The stated maturities of these investments limits our exposure to extension risk should interest rates rise and prepayments decline. We perform an analysis of the underlying loans when evaluating a mortgage-backed security for purchase, and we select those securities that we believe will provide a return that properly reflects the prepayment risk associated with the underlying loans.

     Our investment results for the years ended December 31, 2002, 2003 and 2004 are shown in the following table:

	Year Ended December 31,
(dollars in thousands)	2002	2003	2004
Invested assets(1)	$316,466	$376,788	$460,173
Investment income(2)	14,581	13,316	15,907
Average yield	4.6%	3.5%	3.5%

(1)	Average of the aggregate invested amounts at the beginning and end of the period.

(2)	Investment income is net of investment expenses and does not include realized investment gains or losses or provision for income taxes.

A.M. Best Rating

     Currently, the A.M. Best rating of our insurance subsidiaries and the Mutual Company is A (Excellent), based upon their respective current financial condition and historical statutory results of operations and retrocessional agreements. We believe that our A.M. Best rating is an important factor in marketing our products to our agents and customers. A.M. Best’s ratings are industry ratings based on a comparative analysis of the financial condition and operating performance of insurance companies as determined by their publicly available reports. A.M. Best’s classifications are A++ and A+ (Superior), A and A- (Excellent), B++ and B+ (Very Good), B and B- (Good), C++ and C+ (Fair), C and C- (Marginal), D (Below Minimum Standards) and E and F (Liquidation). A.M. Best’s ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors. According to A.M. Best, an “Excellent” rating is assigned to those companies that, in A.M. Best’s opinion, have achieved excellent overall performance when compared to the norms of the property and casualty insurance industry and have generally demonstrated a strong ability to meet policyholder and other contractual obligations.

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

     In addition to state-imposed insurance laws and regulations, the National Association of Insurance Commissioners (“NAIC”) has established a risk-based capital system for assessing the adequacy of statutory capital and surplus that augments the states’ current fixed dollar minimum capital requirements for insurance companies. At December 31, 2004, our insurance subsidiaries and the Mutual Company each exceeded the minimum levels of statutory capital required by the risk-based capital rules. There can be no assurance that the statutory capital requirements applicable to our insurance subsidiaries or the Mutual Company will not increase in the future.

     Generally, every state has guaranty fund laws under which insurers licensed to do business in the state can be assessed on the basis of premiums written by the insurer in that state in order to fund policyholder liabilities of insolvent insurance companies. Under these laws in general, an insurer is subject to assessment, depending upon its market share of a given line of business, to assist in the payment of policyholder claims against insolvent insurers. Our insurance subsidiaries and the Mutual Company have made accruals for their portion of assessments related to such insolvencies based upon the most current information furnished by the guaranty associations. During 2002, 2003 and 2004, we incurred assessments totaling $486,000, $217,000 and $845,000, respectively, from the Pennsylvania Insurance Guaranty Association primarily relating to the insolvencies of three medical malpractice insurers and Reliance Insurance Company.

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

     Our insurance subsidiaries are restricted by the insurance laws of their respective states of domicile as to the amount of dividends or other distributions they may pay to us without the prior approval of the respective state regulatory authorities. Generally, the maximum amount that may be paid by an insurance subsidiary during any year after notice to, but without prior approval of, the insurance commissioners of these states is limited to a stated percentage of that subsidiary’s statutory capital and surplus as of the end of the preceding year or the net income excluding realized capital gains of the subsidiary for the preceding year. As of December 31, 2004, the amount of dividends our insurance subsidiaries could pay us during 2005 without the prior approval of the various insurance commissioners was as follows:

Name of Insurance Subsidiary	Ordinary Dividend Amount
Atlantic States Insurance Company	$16.3 million
Southern Insurance Company of Virginia	2.9 million
Le Mars Insurance Company	1.7 million
Peninsula Insurance Group	2.3 million

The Mutual Company

     The Mutual Company was organized in 1889. At December 31, 2004, the Mutual Company had admitted assets of $235.4 million and policyholders’ surplus of $92.8 million. At December 31, 2004, the Mutual Company had no debt and, of its total liabilities of $142.5 million, reserves for net losses and loss expenses accounted for $64.7 million and unearned premiums accounted for $36.1 million. Of the Mutual Company’s investment portfolio of

$153.9 million at December 31, 2004, investment-grade bonds accounted for $29.3 million and mortgages accounted for $4.1 million. At December 31, 2004, the Mutual Company owned 4,299,678 shares, or approximately 41.7%, of our Class A common stock, which were carried on the Mutual Company’s books at $62.9 million, and 2,056,384 shares, or approximately 65.6%, of our Class B common stock, which were carried on the Mutual Company’s books at $30.1 million. The foregoing financial information is presented on the statutory basis of accounting required by the NAIC Accounting Practices and Procedures Manual. The Mutual Company does not, nor is it required to, prepare financial statements in accordance with GAAP.

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

Cautionary Statement Regarding Forward-Looking Statements

     This annual report and the documents incorporated by reference into this annual report contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include certain discussions relating to underwriting, premium and investment income volume, business strategies, reserves, profitability and business relationships and our other business activities during 2004 and beyond. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “objective,” “project,” “predict,” “potential,” “goal” and similar expressions. These forward-

looking statements reflect our current views about future events, are based on our current assumptions and are subject to known and unknown risks and uncertainties that may cause our results, performance or achievements to differ materially from those anticipated in or implied by those statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict. Such factors may include those described under “Risk Factors.” The forward-looking statements contained in this annual report reflect our views and assumptions only as of the date of this annual report. Except as required by law, we do not intend to, and assume no responsibility for, updating any forward-looking statements. We qualify all of our forward-looking statements by these cautionary statements.

Risk Factors

     Risks Relating to Us and Our Business

     Our operations are interrelated with those of the Mutual Company, which is our controlling stockholder, and potential conflicts exist between the best interests of our stockholders and the best interests of the policyholders of the Mutual Company.

     The Mutual Company, which currently owns shares of our common stock generally entitling it to cast approximately 60% of the aggregate votes eligible to be cast by our stockholders at any meeting of stockholders, controls the election of the members of our board of directors, and four of the seven members of our board of directors are also members of the board of directors of the Mutual Company. These directors have a fiduciary duty to our stockholders, and also have a fiduciary duty to the policyholders of the Mutual Company. Our executive officers have the same positions with both the Mutual Company and us, and therefore have competing fiduciary duties. Certain potential and actual conflicts of interest arise from these separate fiduciary duties. Among these conflicts of interest are:

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

     Each share of our Class A common stock has one-tenth of a vote per share and generally can vote as a separate class only on matters pertaining to the rights of holders of Class A common stock. Voting control of the Company is vested in the Mutual Company. As of February 28, 2005, the Mutual Company owned approximately 42% of our outstanding Class A common stock and approximately 66% of our outstanding Class B common stock and controls approximately 60% of the votes that may be cast on any matter submitted to a vote of our stockholders. The Mutual Company has sufficient voting control to:

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

     We currently conduct business in a limited number of states, with a concentration of business in Pennsylvania, Maryland and Virginia. Any single catastrophe occurrence or other condition affecting losses in these states could adversely affect our results of operations.

     We conduct business in states located primarily in the Mid-Atlantic, Midwestern and Southeastern portions of the United States. A substantial portion of our business is private passenger and commercial automobile, homeowners and workers’ compensation insurance in Pennsylvania, Maryland and Virginia. While we actively manage our exposure to catastrophes through our underwriting process and the purchase of reinsurance, a single catastrophe occurrence, destructive weather pattern, general economic trend, terrorist attack, regulatory development or other condition affecting one or more of the states in which we conduct substantial business could materially adversely affect our business, financial condition and results of operations. Common catastrophic events include hurricanes, earthquakes, tornadoes, wind and hail storms, fires, explosions and severe winter storms.

     Our business, financial condition and results of operations may be adversely affected if the independent agents who market our products do not maintain their current levels of premium writing, fail to comply with established underwriting guidelines or otherwise inappropriately market our products.

     We market our insurance products solely through a network of approximately 2,000 independent insurance agencies. Our agency force is one of the most important components of our competitive profile. As a result, we are materially dependent upon our independent agents, each of whom has the authority to bind us to insurance contracts. To the extent that our independent agents’ marketing efforts cannot be maintained at their current levels of volume and quality or they bind us to unacceptable insurance risks, fail to comply with our established underwriting guidelines or otherwise inappropriately market our products, our business, financial condition and results of operations will suffer.

     Our business may not continue to grow and may be materially adversely affected if we cannot retain existing, and attract new, independent agents or if insurance consumers increase their use of other insurance delivery systems.

     The continued growth of our business will depend materially upon our ability to retain existing, and attract new, independent agents. If independent agents find it easier to do business with our competitors, it would be difficult for us to retain our existing business or attract new business. While we believe we maintain good relationships with our independent agents, we cannot be certain that these independent agents will continue to sell our products to the consumers they represent. Some of the factors that could adversely affect our ability to retain existing, and attract new, independent agents include:

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

     While we sell insurance solely through our network of independent agencies, many of our competitors sell insurance through a variety of delivery methods, including independent agencies, captive agencies, the Internet and direct sales. To the extent that individuals represented by our independent agents change their delivery system preference, our business, financial condition and results of operations may be adversely affected.

     We are dependent on dividends from our insurance subsidiaries for the payment of our operating expenses, our debt service and dividends to stockholders; however, our insurance subsidiaries may be unable to pay dividends to us.

     As a holding company, we rely primarily on dividends from our insurance subsidiaries as a source of funds to meet our corporate obligations. Payment of dividends by our insurance subsidiaries is subject to regulatory restrictions and depends on the surplus of our subsidiaries. From time to time, the NAIC and various state insurance regulators consider modifying the method of determining the amount of dividends that may be paid by an insurance company without prior regulatory approval. The maximum amount of ordinary dividends that our insurance subsidiaries can pay us in 2005 without prior regulatory approval is approximately $23.2 million. In addition, state insurance regulators have broad discretion to limit the payment of dividends by our insurance subsidiaries in the future. The ability of our insurance subsidiaries to pay dividends to us may be further constrained by business and regulatory considerations, such as the impact of dividends on surplus that could affect our ratings, competitive position, the amount of premiums that we can write and our ability to pay future dividends.

     If the A.M. Best rating assigned to the Mutual Company or our insurance subsidiaries is significantly downgraded, our competitive position would be adversely affected.

     Industry ratings are a factor in establishing the competitive position of insurance companies. Our insurance subsidiaries and the Mutual Company are rated by A.M. Best, an industry-accepted source of insurance company financial strength ratings. A.M. Best ratings are specifically designed to provide an independent opinion of an insurance company’s financial health and its ability to meet ongoing obligations to policyholders. We believe that the financial strength rating of A.M. Best is material to our insurance operations. Currently, the Mutual Company and our insurance subsidiaries each have an A (Excellent) rating from A.M. Best. If the Mutual Company or any of our insurance subsidiaries were to be downgraded by A.M. Best, it would adversely affect our competitive position and make it more difficult for us to market our products and retain our existing policyholders.

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

     Recently enacted changes in securities laws and regulations are likely to increase our costs.

     The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), which became law in July 2002, required changes in our corporate governance, public disclosure and compliance practices. Sarbanes-Oxley also required the Securities and Exchange Commission (the “SEC”), to promulgate new rules on a variety of corporate governance and disclosure subjects. In addition to these rules, the Nasdaq National MarketSM (“Nasdaq”) has adopted revisions to its requirements for companies listed on Nasdaq, like us. We expect these developments to increase our legal and financial compliance costs.

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

     We rely on reinsurance agreements to limit our maximum net loss from large single risks or risks in concentrated areas, and to increase our capacity to write insurance. Although the reinsurance we maintain provides that the reinsurer is liable to us, our reinsurance does not relieve us from liability to our policyholders. To the extent that a reinsurer may be unable to pay losses for which it is liable to us under the terms of its reinsurance agreement with us, we remain liable for such losses. As of December 31, 2004, we had approximately $30.2 million of reinsurance receivables from third party reinsurers for paid and unpaid losses for which we believe we are entitled to reimbursement. The insolvency or inability to make timely payments by our reinsurers under the terms of our reinsurance agreements would adversely affect our results of operations.

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

     Our Class A common stock has limited trading liquidity. Reported average daily trading volume in our Class A common stock for the year ended December 31, 2004 was approximately 17,000 shares. This limited trading liquidity subjects our shares of Class A common stock to greater price volatility.

     The market price of our Class A common stock may be adversely affected by future sales of a substantial number of shares of our Class A common stock or Class B common stock or the availability of such shares for sale.

     The sale, or the availability for sale, of a significant number of shares of our Class A common stock or Class B common stock could adversely affect the prevailing market prices of our Class A common stock and could impair our ability to raise capital through future sales of our equity securities. As of February 28, 2005, we had outstanding 10,323,204 shares of our Class A common stock and 3,136,678 shares of our Class B common stock. Apart from the shares held by the Mutual Company, all of our outstanding shares of Class A common stock and Class B common stock are freely tradeable without restrictions under the Securities Act. Sales of a substantial number of shares of our Class A common stock or Class B common stock by the Mutual Company could cause the price of our Class A common stock to fall.

     The Mutual Company’s ownership of our stock, provisions of our certificate of incorporation and by-laws and certain state laws make it unlikely anyone could acquire control of us unless the Mutual Company were in favor of the change of control.

     The Mutual Company’s ownership of our Class A common stock and Class B common stock, certain provisions of our certificate of incorporation and by-laws and the insurance laws and regulations of Pennsylvania, Maryland, Iowa and Virginia could delay or prevent the removal of members of our board of directors and could make more difficult a merger, tender offer or proxy contest involving us to succeed, even if such events were beneficial to the interest of our stockholders other than the Mutual Company. These factors could also discourage a third party from attempting to acquire control of us. The classification of our board of directors could also have the effect of delaying or preventing a change in control of us.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of holders of our Class A common stock or Class B common stock during the fourth quarter of 2004.

Executive Officers of the Company

     The following table sets forth information regarding the executive officers of the companies that comprise the Donegal Insurance Group, each of whom has served with us for more than 15 years:

Name	Age	Position
Donald H. Nikolaus	62	President and Chief Executive Officer of the Mutual Company since 1981; President and Chief Executive Officer of the Company since 1986.

Ralph G. Spontak	52	Senior Vice President of the Mutual Company and the Company since 1991; Chief Financial Officer of the Mutual Company since 1983 and of the Company since 1986 and Secretary of the Mutual Company and the Company since 1988.

Robert G. Shenk	51	Senior Vice President, Claims, of the Mutual Company since 1997; Vice President, Claims, of the Mutual Company from 1992 to 1997 and Manager, Casualty Claims, of the Mutual Company from 1985 to 1992.

Cyril J. Greenya	60	Senior Vice President, Underwriting, of the Mutual Company since 1997, Vice President, Commercial Underwriting, of the Mutual Company from 1992 to 1997 and Manager, Commercial Underwriting of the Mutual Company from 1983 to 1992.

Daniel J. Wagner	44	Treasurer of the Mutual Company and the Company since 1993; Controller of the Mutual Company and the Company from 1988 to 1993.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     The response to this Item is incorporated in part by reference to page 36 of our Annual Report to Stockholders for the year ended December 31, 2004, which is included as Exhibit (13) to this Form 10-K Report. As of February 28, 2005, we had approximately 738 holders of record of our Class A common stock and 464 holders of record of our Class B common stock. We declared dividends of $0.43 per share on our Class A common stock and $0.39 per share on our Class B common stock in 2003 and $0.48 per share on our Class A common stock and $0.42 per share on our Class B common stock in 2004.

     Between October 1, 2004 and December 31, 2004, we did not purchase any shares of our Class A common stock or Class B common stock. Between October 1, 2004 and December 31, 2004, the Mutual Company purchased shares of our Class A common stock or Class B common stock as set forth in the following table.

				(d) Maximum
				Number (or
			(c) Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares
			Purchased as Part	(or Units) that May
	(a) Total Number of	(b) Average Price	of Publicly	Yet Be Purchased
	Shares (or Units)	Paid per Share	Announced Plans	Under the Plans
Period	Purchased	(or Unit)	of Programs	or Programs
Month #1	Class A – None	Class A – None	Class A – None
October 1-31, 2004	Class B – 666(1)	Class B – $19.05	Class B – None	(1)
	Class B – 295(3)	Class B – $19.05	Class B – 295	(3)

Month #2	Class A – 110,000(1)	Class A – $21.51	Class A – None	(1)
November 1-30, 2004	Class A – 17,638 (2)	Class A – $21.41	Class A – None	(2)
	Class B – 1,999(1)	Class B – $20.28	Class B – None	(1)
	Class B – 27,835(3)	Class B – $19.90	Class B – 27,835	(3)

Month #3	Class A – None	Class A – None	Class A – None
December 1-31, 2004	Class B – 41,150(3)	Class B – $22.79	Class B – 41,150	(3)

Total	Class A – 127,638	Class A – $21.50	Class A – None
	Class B – 71,945	Class B – $21.55	Class B – 69,280

(1)	These shares were purchased by the Mutual Company in privately negotiated non-market transactions directly with its employees. These purchases were not pursuant to a publicly announced plan or program. The Mutual Company has not limited the number of shares of Class A common stock or Class B common stock it may purchase from time to time in private market transactions directly with its employees.

(2)	These shares were purchased by the Mutual Company through its participation in our Dividend Reinvestment and Stock Purchase Plan. These purchases were not pursuant to a publicly announced plan or program. The Mutual Company generally reinvests approximately one-third of its dividends in Class A common stock, but may from time to time reinvest more or less of its dividends in accordance with the terms of the Dividend Reinvestment and Stock Purchase Plan. The Mutual Company has never made any voluntary purchases under that Plan.

(3)	These shares were purchased by the Mutual Company pursuant to its announcement on August 17, 2004, that it will, at its discretion, purchase shares of our Class A common stock and Class B common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions with stockholders. Such announcement did not stipulate a maximum number of shares that may be purchased under this program.

Item 6. Selected Financial Data.

     The response to this Item is incorporated by reference to page 8 of our Annual Report to Stockholders for the year ended December 31, 2004, which is included as Exhibit (13) to this Form 10-K Report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The response to this Item is incorporated by reference to pages 10 through 15 of our Annual Report to Stockholders for the year ended December 31, 2004, which is included as Exhibit (13) to this Form 10-K Report.

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

     Principal cash flows and related weighted-average interest rates by expected maturity dates for financial instruments sensitive to interest rates are as follows:

	As of December 31, 2004
		Weighted-average
(amounts in thousands)	Principal cash flows	interest rate
Fixed maturities and short-term investments:
2005	$61,654	2.70%
2006	32,476	5.13
2007	35,057	4.57
2008	41,632	3.99
2009	54,740	4.45
Thereafter	217,330	4.84

Total	$442,889

Market Value	$458,814

Debt:
2033	$30,929	6.22%

Total	$30,929

Fair Value	$30,929

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

     We provide property and liability insurance coverages through a network of independent insurance agencies located throughout our operating areas. The majority of this business is billed directly to the insured, although a portion of our commercial business is billed through our agents, who are extended credit in the normal course of business.

     Our insurance subsidiaries maintain reinsurance agreements in place with the Mutual Company and with a number of other major unaffiliated authorized reinsurers.

Item 8. Financial Statements and Supplementary Data.

     The response to this Item is incorporated by reference to pages 16 through 32 of our Annual Report to Stockholders for the year ended December 31, 2004, which is included as Exhibit (13) to this Form 10-K Report.

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

     Internal Control over Financial Reporting

     Pursuant to Section 404 of Sarbanes-Oxley, a report of management’s assessment of the design and effectiveness of our internal controls is included as part of our Annual Report to Stockholders incorporated by reference in this Form 10-K Annual Report. KPMG LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2004 based on criteria establish by Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The report of KPMG dated March 14, 2005 is included as part of our Annual Report to Stockholders incorporated by reference in this Form 10-K Annual Report.

     Changes in Internal Control over Financial Reporting

     There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The response to this Item with respect to our directors is incorporated by reference to our proxy statement to be filed with the SEC relating to our annual meeting of stockholders to be held April 21, 2005. The response to this Item with respect to our executive officers is incorporated by reference to Part I of this Form 10-K Report.

     We have adopted a Code of Ethics, the full text of which is included as Exhibit 14 to this Form 10-K Report.

Item 11. Executive Compensation.

     The response to this Item is incorporated by reference to our proxy statement to be filed with the SEC relating to our annual meeting of stockholders to be held April 21, 2005, except for the Report of our Compensation Committee, the Performance Graph and the Report of our Audit Committee, which are not incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The response to this Item is incorporated by reference to our proxy statement to be filed with the SEC relating to our annual meeting of stockholders to be held April 21, 2005.

     The following table sets forth information regarding our equity compensation plans:

Equity Compensation Plan Information

Number of securities
(class) remaining
	Number of securities		available for future
	(class) to be issued	Weighted-average	issuance under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by	682,919 (Class A)	$12.94(Class A)	577,386 (Class A)
securityholders	500 (Class B)	9.00 (Class B)	—(Class B)

Equity compensation plans not approved by securityholders	—	—	—

Total	683,419	$12.94	577,386

Item 13. Certain Relationships and Related Transactions.

     The response to this Item is incorporated by reference to our proxy statement to be filed with the SEC relating to our annual meeting of stockholders to be held April 21, 2005.

Item 14. Principal Accountant Fees and Services.

     The response to this Item is incorporated by reference to our proxy statement to be filed with the SEC relating to our annual meeting of stockholders to be held April 21, 2005.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

     (a) Financial statements, financial statement schedules and exhibits filed:

          (a) Consolidated Financial Statements

Page*
Reports of Independent Registered Public Accounting Firm	34

Donegal Group Inc. and Subsidiaries:
Consolidated Balance Sheets as of December 31, 2004 and 2003	16

Consolidated Statements of Income and Comprehensive Income for the three years ended December 31, 2004, 2003 and 2002	17

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2004, 2003 and 2002	18

Consolidated Statements of Cash Flows for the three years ended December 31, 2004, 2003 and 2002	19

Notes to Consolidated Financial Statements	20

          (b) Financial Statement Schedules

Page
Report and Consent of Independent Registered Public Accounting Firm	Exhibit 23

Donegal Group Inc. and Subsidiaries
Schedule I. Summary of Investments – Other Than Investments in Related Parties	S-1

Schedule II. Condensed Financial Information of Parent Company	S-2

Schedule III. Supplementary Insurance Information	S-5

Schedule IV. Reinsurance	S-7

Schedule VI. Supplemental Insurance Information Concerning Property and Casualty Subsidiaries	S-8

          All other schedules have been omitted since they are not required, not applicable or the information is included in the financial statements or notes thereto.

*	Refers to pages of our 2004 Annual Report to Stockholders. The Consolidated Financial Statements and Notes to Consolidated Financial Statements, Management’s Report on Internal Control over Financial Reporting and Reports of Independent Registered Public Accounting Firm thereon on pages 16 through 35 are incorporated herein by reference. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item and Items 5, 6, 7 and 8 hereof, such Annual Report shall not be deemed filed as part of this Form 10-K Report or otherwise subject to the liabilities of Section 18 of the Exchange Act.

          (c) Exhibits

Exhibit No.	Description of Exhibits	Reference
(3)(i)	Certificate of Incorporation of Registrant, as amended.	(a)

(3)(ii)	Amended and Restated By-laws of Registrant.	(b)

(3)(iii)	Amended and Restated By-laws of Registrant as of March 19, 2004	(r)

Management Contracts and Compensatory Plans or Arrangements

(10)(A)	Donegal Group Inc. Amended and Restated 1996 Equity Incentive Plan.	(c)

(10)(B)	Donegal Group Inc. 2001 Equity Incentive Plan for Employees.	(d)

(10)(C)	Donegal Group Inc. 2001 Equity Incentive Plan for Directors.	(d)

(10)(D)	Donegal Group Inc. 2001 Employee Stock Purchase Plan, as amended.	(e)

(10)(E)	Donegal Group Inc. Amended and Restated 2001 Agency Stock Purchase Plan.	(f)

(10)(F)	Donegal Mutual Insurance Company 401(k) Plan.	(g)

(10)(G)	Amendment No. 1 effective January 1, 2000 to Donegal Mutual Insurance Company 401(k) Plan.	(g)

(10)(H)	Amendment No. 2 effective January 6, 2000 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

(10)(I)	Amendment No. 3 effective July 23, 2001 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

Exhibit No.	Description of Exhibits	Reference
(10)(J)	Amendment No. 4 effective January 1, 2002 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

(10)(K)	Amendment No. 5 effective December 31, 2001 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

(10)(L)	Amendment No. 6 effective July 1, 2002 to Donegal Mutual Insurance Company 401(k) Plan.	(r)

(10)(M)	Donegal Mutual Insurance Company Executive Restoration Plan.	(h)

Other Material Contracts

(10)(N)	Tax Sharing Agreement dated September 29, 1986 between Donegal Group Inc. and Atlantic States Insurance Company.	(i)

(10)(O)	Services Allocation Agreement dated September 29, 1986 between Donegal Mutual Insurance Company, Donegal Group Inc. and Atlantic States Insurance Company.	(i)

(10)(P)	Proportional Reinsurance Agreement dated September 29, 1986 between Donegal Mutual Insurance Company and Atlantic States Insurance Company.	(i)

(10)(Q)	Amendment dated October 1, 1988 to Proportional Reinsurance Agreement between Donegal Mutual Insurance Company and Atlantic States Insurance Company.	(j)

(10)(R)	Amendment dated July 16, 1992 to Proportional Reinsurance Agreement between Donegal Mutual Insurance Company and Atlantic States Insurance Company.	(k)

(10)(S)	Amendment dated as of December 21, 1995 to Proportional Reinsurance Agreement between Donegal Mutual Insurance Company and Atlantic States Insurance Company.	(l)

Exhibit No.	Description of Exhibits	Reference
(10)(T)	Reinsurance and Retrocession Agreement dated May 21, 1996 between Donegal Mutual Insurance Company and Southern Insurance Company of Virginia.	(h)

(10)(U)	Amended and Restated Credit Agreement dated as of July 27, 1998 among Donegal Group Inc., the banks and other financial institutions from time to time party thereto and Fleet National Bank, as agent.	(m)

(10)(V)	First Amendment and Waiver to the Amended and Restated Credit Agreement dated as of December 31, 1999.	(g)

(10)(W)	Amendment dated as of April 20, 2000 to Proportional Reinsurance Agreement between Donegal Mutual Insurance Company and Atlantic States Insurance Company.	(n)

(10)(X)	Lease Agreement dated as of September 1, 2000 between Donegal Mutual Insurance Company and Province Bank FSB.	(d)

(10)(Y)	Aggregate Excess of Loss Reinsurance Agreement dated as of January 1, 2001 between Donegal Mutual Insurance Company and Atlantic States Insurance Company (as successor-in-interest to Pioneer Insurance Company).	(d)

(10)(Z)	Plan of Conversion of Le Mars Mutual Insurance Company of Iowa adopted August 11, 2003	(p)

(10)(AA)	Stock Purchase Agreement dated as of October 28, 2003 between Donegal Group Inc. and Folksamerica Holding Company, Inc.	(o)

(10)(BB)	Credit Agreement dated as of November 25, 2003 between Donegal Group Inc. and Manufacturers and Traders Trust Company	(p)

(13)	2004 Annual Report to Stockholders (electronic filing contains only those portions incorporated by reference into this Form 10-K Report).	Filed herewith

(14)	Code of Ethics	(q)

(21)	Subsidiaries of Registrant.	Filed herewith

Exhibit No.	Description of Exhibits	Reference
(23)	Report and Consent of Independent Registered Public Accounting Firm	Filed herewith

(31.1)	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer	Filed herewith

(31.2)	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer	Filed herewith

(32.1)	Section 1350 Certification of Chief Executive Officer	Filed herewith

(32.2)	Section 1350 Certificate of Chief Financial Officer	Filed herewith

(a)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form S-3 Registration Statement No. 333-59828 filed April 30, 2001.

(b)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2001.

(c)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 1998.

(d)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2000.

(e)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form S-8 Registration Statement No. 333-62974 filed June 14, 2001.

(f)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form S-2 Registration Statement No. 333-63102 declared effective February 8, 2002.

(g)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 1999.

(h)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 1996.

(i)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form S-1 Registration Statement No. 33-8533 declared effective October 29, 1986.

(j)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 1988.

(k)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 1992.

(l)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 8-K Report dated December 21, 1995.

(m)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 8-K Report dated November 17, 1998.

(n)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 8-K Report dated May 31, 2000.

(o)	Such exhibit is hereby incorporated by reference to the like-described exhibits in Registrant’s Form 8-K Report dated November 3, 2003.

(p)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 8-K Report dated December 1, 2003.

(q)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-K Annual Report for the year ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONEGAL	GROUP INC.

By:	/s/ Donald H. Nikolaus

Donald H. Nikolaus, President

Date: March 15, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
	President and a Director	March 15, 2005
/s/ Donald H. Nikolaus	(principal executive officer)
Donald H. Nikolaus

	Senior Vice President, Chief	March 15, 2005
Financial Officer and
Secretary (principal financial
/s/ Ralph G. Spontak	and accounting officer)
Ralph G. Spontak

/s/ Robert S. Bolinger	Director	March 15, 2005
Robert S. Bolinger

/s/ Patricia A. Gilmartin	Director	March 15, 2005
Patricia A. Gilmartin

	Director	March , 2005
Philip H. Glatfelter

Signature	Title	Date
	Director	March , 2005
John J. Lyons

	Director	March , 2005
R. Richard Sherbahn

/s/ Richard D. Wampler, II	Director	March 15, 2005
Richard D. Wampler, II

DONEGAL GROUP INC. AND SUBSIDIARIES

SCHEDULE I – SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
($ in thousands)
December 31, 2004

			Amount at Which
			Shown in the
	Cost	Fair Value	Balance Sheet
Fixed Maturities:
Held to maturity:
United States government and governmental agencies and authorities	$60,219	$59,548	$60,219
Obligations of states and political subdivisions	76,652	78,426	76,652
All other corporate bonds	27,149	28,219	27,149
Mortgage-backed securities	18,554	18,496	18,554

Total fixed maturities held to maturity	182,574	184,689	182,574

Available for sale:
United States government and governmental agencies and authorities	74,844	74,917	74,917
Obligations of states and political subdivisions	108,778	112,446	112,446
All other corporate bonds	30,379	31,352	31,352
Mortgage-backed securities	8,071	8,042	8,042

Total fixed maturities available for sale	222,072	226,757	226,757

Total fixed maturities	404,646	411,446	409,331

Equity Securities:
Preferred stocks:
Banks	7,174	7,377	7,377
Industrial and miscellaneous	1,125	1,164	1,164

Total preferred stocks	8,299	8,541	8,541

Common stocks:
Banks and insurance companies*	10,183	10,815	10,815
Industrial and miscellaneous	21,266	23,014	23,014

Total common stocks	31,449	33,829	33,829

Total equity securities	39,748	42,370	42,370

Short-term investments	47,368	47,368	47,368

Total investments	$491,762	$501,184	$499,069

*	Includes investments in affiliates as discussed in Note 5 of the Notes to Consolidated Financial Statements.

DONEGAL GROUP INC. AND SUBSIDIARIES

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

Condensed Balance Sheets
($ in thousands)

December 31, 2004 and 2003

	2004	2003
ASSETS

Fixed-maturity investments	$4,120	$1,987
Investment in subsidiaries (equity method)	259,898	183,402
Short-term investments	5,585	47,559
Cash	1,581	365
Property and equipment	1,293	1,579
Other	3,226	1,345

Total assets	$275,703	$236,237

LIABILITIES AND STOCKHOLDERS’ EQUITY

Cash dividends declared to stockholders	$1,567	$1,379
Subordinated debentures	30,929	25,774
Other	503	435

Total liabilities	32,999	27,588

Stockholders’ equity	242,704	208,649

Total liabilities and stockholders’ equity	$275,703	$236,237

DONEGAL GROUP INC. AND SUBSIDIARIES

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

(Continued)

Condensed Statements of Income and Comprehensive Income
($ in thousands)

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Statements of Income
Revenues
Dividends from subsidiaries	$950	$7,000	$10,400
Other	1,242	1,034	797

Total revenues	2,192	8,034	11,197

Expenses
Operating expenses	1,700	1,345	1,057
Interest	1,614	1,320	1,139

Total expenses	3,314	2,665	2,196

Income (loss) before income tax benefit and equity in undistributed net income of subsidiaries	(1,122)	5,369	9,001
Income tax benefit	(727)	(634)	(435)

Income (loss) before equity in undistributed net income of subsidiaries	(395)	6,003	9,436
Equity in undistributed net income of subsidiaries	32,009	12,291	2,567

Net income	$31,614	$18,294	$12,003

Statements of Comprehensive Income
Net income	$31,614	$18,294	$12,003

Other comprehensive income (loss), net of tax
Unrealized gain (loss) — parent	(2)	(42)	15
Unrealized gain (loss) — subsidiaries	(539)	421	2,035

Other comprehensive income (loss)	(541)	379	2,050

Comprehensive income	$31,073	$18,673	$14,053

DONEGAL GROUP INC. AND SUBSIDIARIES

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

(Continued)

Condensed Statements of Cash Flows
($ in thousands)

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:

Net income	$31,614	$18,294	$12,003

Adjustments:
Equity in undistributed net income of subsidiaries	(32,009)	(12,291)	(2,567)
Other	731	(4,137)	795
Net adjustments	(31,278)	(16,428)	(1,772)

Net cash provided	336	1,866	10,231

Cash flows from investing activities:
Net purchase of fixed maturities	(2,084)	(1,938)	—
Net sale (purchase) of short-term investments	41,974	(47,559)	—
Net purchase of property and equipment	(246)	(433)	(480)
Investment in subsidiaries	(45,216)	(14,274)	—
Other	334	(981)	38

Net cash used	(5,238)	(65,185)	(442)

Cash flows from financing activities:
Cash dividends paid	(5,985)	(3,868)	(3,509)
Issuance of common stock	6,948	60,974	1,721
Issuance of subordinated debentures	5,155	25,774	—
Line of credit, net	—	(19,800)	(7,800)

Net cash provided (used)	6,118	63,080	(9,588)

Net change in cash	1,216	(239)	201
Cash at beginning of year	365	604	403

Cash at end of year	$1,581	$365	$604

DONEGAL GROUP INC. AND SUBSIDIARIES
SCHEDULE III – SUPPLEMENTARY INSURANCE INFORMATION
($ in thousands)

Years Ended December 31, 2004, 2003 and 2002

				Amortization
	Net	Net	Net Losses	of Deferred	Other	Net
	Earned	Investment	And Loss	Policy	Underwriting	Premiums
Segment	Premiums	Income	Expenses	Acquisition Costs	Expenses	Written
Year Ended December 31, 2004
Personal lines	$167,401	$—	$104,664	$24,832	$26,790	$176,156
Commercial lines	98,438	—	59,477	14,602	15,754	107,126
Investments	—	15,907	—	—	—	—
	$265,839	$15,907	$164,141	$39,434	$42,544	$283,282

Year Ended December 31, 2003
Personal lines	$125,322	$—	$85,057	$19,639	$18,268	$125,777
Commercial lines	71,471	—	41,186	11,200	10,418	68,727
Investments	—	13,316	—	—	—	—
	$196,793	$13,316	$126,243	$30,839	$28,686	$194,504

Year Ended December 31, 2002
Personal lines	$119,838	$—	$87,790	$19,005	$16,335	$125,777
Commercial lines	66,003	—	41,478	10,468	8,997	68,727
Investments	—	14,581	—	—	—	—
	$185,841	$14,581	$129,268	$29,473	$25,332	$194,504

DONEGAL GROUP INC. AND SUBSIDIARIES
SCHEDULE III – SUPPLEMENTARY INSURANCE INFORMATION, CONTINUED
($ in thousands)

	At December 31,
	Deferred	Liability		Other Policy
	Policy	For Losses		Claims and
	Acquisition	And Loss	Unearned	Benefits
Segment	Costs	Expenses	Premiums	Payable
2004
Personal lines	$13,488	$126,648	$105,722	$—
Commercial lines	8,770	140,542	68,736	—
Investments	—	—	—	—

	$22,258	$267,190	$174,458	$—

2003
Personal lines	$9,897	$110,700	$81,757	$—
Commercial lines	6,327	107,214	52,271	—
Investments	—	—	—	—

	$16,224	$217,914	$134,028	$—

DONEGAL GROUP INC. AND SUBSIDIARIES

SCHEDULE IV – REINSURANCE

		Ceded	Assumed		Percentage
		To Other	from Other		Assumed
	Gross Amount	Companies	Companies	Net Amount	To Net
Year Ended
December 31, 2004
Property and casualty premiums	$188,665,453	$90,880,931	$168,054,072	$265,838,594	63%

Year Ended
December 31, 2003
Property and casualty premiums	$114,154,202	$70,429,560	$153,068,054	$196,792,696	78%

Year Ended
December 31, 2002
Property and casualty premiums	$110,412,498	$58,817,518	$134,246,213	$185,841,193	72%

DONEGAL GROUP INC. AND SUBSIDIARIES

SCHEDULE VI – SUPPLEMENTARY INSURANCE INFORMATION
CONCERNING PROPERTY AND CASUALTY SUBSIDIARIES

			Discount,
	Deferred	Liability	if any,
	Policy	For Losses	Deducted
	Acquisition	And Loss	From	Unearned
At December 31,	Costs	Expenses	Reserves	Premiums
2004	$22,257,760	$267,190,060	$—	$174,458,423

2003	$16,223,765	$217,914,057	$—	$134,028,035

2002	$14,567,070	$210,691,752	$—	$121,002,447

(continued)

DONEGAL GROUP INC. AND SUBSIDIARIES

SCHEDULE VI — SUPPLEMENTARY INSURANCE INFORMATION
CONCERNING PROPERTY AND CASUALTY SUBSIDIARIES, CONTINUED
Years ended December 31, 2004, 2003 and 2002

			Losses and Loss
			Expenses Related to
					Amortization
					of Deferred	Net
	Net				Policy	Paid Losses	Net
	Earned	Investment	Current	Prior	Acquisition	and Loss	Premiums
	Premiums	Income	Year	Years	Cost	Expenses	Written
Year Ended
December 31, 2004	$265,838,594	$15,906,728	$171,384,964	$(7,243,596)	$39,434,000	$160,450,011	$283,282,437

Year Ended
December 31, 2003	$196,792,696	$13,315,936	$126,693,421	$(450,110)	$30,839,000	$118,455,674	$206,980,626

Year Ended
December 31, 2002	$185,841,193	$14,581,252	$122,433,653	$6,834,033	$29,473,000	$112,703,368	$194,503,847