Form 10-Q
period 2005-03-31
DONEGAL GROUP INC
filed 2005-05-05
CIK 800457

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,789,829 shares of Class A Common Stock, par value $0.01 per share, and 4,182,017 shares of Class B Common Stock, par value $0.01 per share, outstanding on April 29, 2005.

Part I. Financial Information

Item 1. Financial Statements.

Donegal Group Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost	$190,628,665	$182,573,784
Available for sale, at fair value	245,889,246	226,757,322
Equity securities, available for sale, at fair value	34,633,824	33,504,976
Investments in affiliates	8,748,482	8,864,741
Short-term investments, at cost, which approximates fair value	24,168,842	47,368,509

Total investments	504,069,059	499,069,332
Cash	8,331,382	7,350,330
Accrued investment income	4,793,697	4,961,173
Premiums receivable	45,975,111	44,266,681
Reinsurance receivable	95,792,151	98,478,657
Deferred policy acquisition costs	22,530,158	22,257,760
Deferred tax asset, net	12,849,413	10,922,440
Prepaid reinsurance premiums	37,722,147	35,907,376
Property and equipment, net	5,499,653	5,508,840
Accounts receivable - securities	2,478,286	1,383,587
Federal income taxes recoverable	—	3,468,506
Other	1,830,564	1,840,719

Total assets	$741,871,621	$735,415,401

Liabilities and Stockholders’ Equity

Liabilities
Losses and loss expenses	$265,842,302	$267,190,060
Unearned premiums	179,008,991	174,458,423
Accrued expenses	10,911,488	13,413,518
Reinsurance balances payable	1,865,936	1,716,372
Federal income taxes payable	1,267,215	—
Cash dividends declared to stockholders	—	1,566,995
Subordinated debentures	30,929,000	30,929,000
Accounts payable - securities	1,545,150	—
Due to affiliate	91,871	240,680
Drafts payable	926,371	1,278,433
Other	1,539,969	1,917,606

Total liabilities	493,928,293	492,711,087

Stockholders’ Equity
Preferred stock, $1.00 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 30,000,000 shares, issued 13,876,883 and 13,864,049 shares and outstanding 13,768,185 and 13,755,351 shares	138,769	138,640	*
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 4,236,366 shares and outstanding 4,182,017 shares	42,364	42,364	*
Additional paid-in capital	132,252,781	131,980,264
Accumulated other comprehensive income	1,350,257	4,749,965
Retained earnings	115,050,905	106,684,829	*
Treasury stock	(891,748)	(891,748)

Total stockholders’ equity	247,943,328	242,704,314

Total liabilities and stockholders’ equity	$741,871,621	$735,415,401

*	All 2004 capital accounts and share information have been restated for 4-for-3 stock split as discussed in footnote 1.

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues:
Net premiums earned	$71,762,523	$62,699,478
Investment income, net of investment expenses	4,407,468	3,780,017
Net realized investment gains	690,291	468,443
Lease income	229,216	219,826
Installment payment fees	989,560	833,897

Total revenues	78,079,058	68,001,661

Expenses:
Net losses and loss expenses	41,537,896	40,371,057
Amortization of deferred policy acquisition costs	11,486,000	8,345,000
Other underwriting expenses	11,654,117	9,058,300
Policy dividends	351,597	367,652
Interest	498,763	337,395
Other expenses	429,681	583,170

Total expenses	65,958,054	59,062,574

Income before income tax expense and extraordinary item	12,121,004	8,939,087
Income tax expense	3,703,916	2,652,451

Income before extraordinary item	8,417,088	6,286,636
Extraordinary gain - unallocated negative goodwill	—	5,445,670

Net income	$8,417,088	$11,732,306

Basic earnings per common share:
Income before extraordinary item	$0.47	$0.37	*
Extraordinary item	—	0.31	*

Net income	$0.47	$0.68	*

Diluted earnings per common share:
Income before extraordinary item	$0.46	$0.35	*
Extraordinary item	—	0.30	*

Net income	$0.46	$0.65	*

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Net income	$8,417,088	$11,732,306
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities:
Unrealized holding gain (loss) during the period, net of income tax	(2,951,019)	1,160,631
Reclassification adjustment, net of income tax	(448,689)	(304,488)

Other comprehensive income (loss)	(3,399,708)	856,143

Comprehensive income	$5,017,380	$12,588,449

*	All 2004 per share information has been restated for 4-for-3 stock split as discussed in footnote 1.

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)
Three Months Ended March 31, 2005

						Accumulated
					Additional	Other			Total
					Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Capital	Income	Earnings	Stock	Equity
Balance, December 31, 2004 *	13,864,049	4,236,366	$138,640	$42,364	$131,980,264	$4,749,965	$106,684,829	$(891,748)	$242,704,314

Issuance of common stock	8,168		82		154,786				154,868

Net income							8,417,088		8,417,088

Cash dividends							(14,266)		(14,266)

Exercise of stock options	4,666		47		65,277				65,324

Grant of stock options					36,746		(36,746)		—

Tax benefit on exercise of stock options					15,708				15,708

Other comprehensive loss						(3,399,708)			(3,399,708)

Balance, March 31, 2005	13,876,883	4,236,366	$138,769	$42,364	$132,252,781	$1,350,257	$115,050,905	$(891,748)	$247,943,328

*	All 2004 capital accounts and share information have been restated for 4-for-3 stock split as discussed in footnote 1.

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash Flows from Operating Activities:
Net income	$8,417,088	$11,732,306

Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary gain - unallocated negative goodwill	—	(5,445,670)
Depreciation and amortization	696,807	629,747
Realized investment gains	(690,291)	(468,443)
Changes in assets and liabilities:
Losses and loss expenses	(1,347,758)	2,614,329
Unearned premiums	4,550,568	7,976,868
Premiums receivable	(1,708,430)	(3,332,916)
Deferred acquisition costs	(272,398)	(2,289,059)
Deferred income taxes	(96,361)	(129,515)
Reinsurance receivable	2,686,506	(3,032,437)
Prepaid reinsurance premiums	(1,814,771)	(2,260,182)
Accrued investment income	167,476	269,727
Due from affiliate	(148,809)	(1,335,180)
Reinsurance balances payable	149,564	1,063,507
Current income taxes	4,751,429	2,578,777
Accrued expenses	(2,502,030)	(2,260,594)
Other, net	(719,545)	2,641,805

Net adjustments	3,701,957	(2,779,236)

Net cash provided by operating activities	12,119,045	8,953,070

Cash Flows from Investing Activities:
Purchase of fixed maturities:
Held to maturity	(9,747,396)	(29,582,762)
Available for sale	(49,853,143)	(30,433,524)
Purchase of equity securities, available for sale	(6,036,413)	(12,216,159)
Maturity of fixed maturities:
Held to maturity	1,518,212	6,454,803
Available for sale	6,140,165	22,074,708
Sale of fixed maturities:
Available for sale	19,864,324	27,817,188
Sale of equity securities, available for sale	5,320,535	8,113,788
Purchase of Le Mars Insurance Company	—	(11,816,523)
Purchase of Peninsula Insurance Group	—	(21,912,629)
Net decrease in investment in affiliates	35,956	55,388
Net purchases of property and equipment	(218,831)	(163,746)
Net sales of short-term investments	23,199,667	32,241,741

Net cash used in investing activities	(9,776,924)	(9,367,727)

Cash Flows from Financing Activities:
Cash dividends paid	(1,581,261)	(1,380,140)
Issuance of common stock	220,192	2,435,603

Net cash provided by financing activities	(1,361,069)	1,055,463

Net increase in cash	981,052	640,806
Cash at beginning of period	7,350,330	5,908,521

Cash at end of period	$8,331,382	$6,549,327

Cash paid during period - Interest	$503,137	$335,829
Net cash paid (recovered) during period - Taxes	$(950,000)	$260,000

See accompanying notes to consolidated financial statements.

DONEGAL GROUP INC. AND SUBSIDIARIES
(Unaudited)
Summary Notes to Consolidated Financial Statements

1 - Organization

     We were organized as a regional insurance holding company by Donegal Mutual Insurance Company (the “Mutual Company”) on August 26, 1986. We operate predominantly as an underwriter of personal and commercial lines of property and casualty insurance through our subsidiaries. Our personal lines products consist primarily of homeowners and private passenger automobile policies. Our commercial lines products consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies. Our insurance subsidiaries, Atlantic States Insurance Company (“Atlantic States”), Southern Insurance Company of Virginia (“Southern”), Le Mars Insurance Company (“Le Mars”) and the Peninsula Insurance Group (“Peninsula”), which consists of Peninsula Indemnity Company and The Peninsula Insurance Company, write personal and commercial lines of property and casualty insurance exclusively through a network of independent insurance agents in certain Mid-Atlantic, Midwest and Southern states. We also own approximately 48% of the outstanding stock of Donegal Financial Services Corporation (“DFSC”), a thrift holding company that owns Province Bank FSB. The Mutual Company owns the remaining approximately 52% of the outstanding stock of DFSC.

     At March 31, 2005, the Mutual Company held approximately 42% of our outstanding Class A common stock and approximately 66% of our outstanding Class B common stock. We refer to the Mutual Company and our insurance subsidiaries as the Donegal Insurance Group.

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

     In addition to the pooling agreement and third-party reinsurance, Atlantic States, Southern and Le Mars have various arrangements with the Mutual Company. These agreements include:

•	catastrophe reinsurance agreements with Atlantic States, Le Mars and Southern,

•	an excess of loss reinsurance agreement with Southern,

•	a workers’ compensation reallocation agreement with Southern, and

•	100% retrocessional agreements with Le Mars and Southern.

     The retrocessional agreements are intended to ensure that Southern and Le Mars receive the same A.M. Best rating, currently A (Excellent), as the Mutual Company. The retrocessional agreements do not otherwise provide for pooling or reinsurance with or by the Mutual Company and do not transfer insurance risk.

     We acquired all of the outstanding stock of Le Mars as of January 1, 2004 for approximately $12.9 million in cash, including payment of the principal amount of the surplus note ($4.0 million) and accrued interest ($392,740) to the Mutual Company. The operating results of Le Mars have been included in our consolidated financial statements since January 1, 2004. In applying GAAP purchase accounting standards as of January 1, 2004, we recognized an extraordinary gain in the amount of $5.4 million related to unallocated negative goodwill resulting from this acquisition. A substantial portion of this unallocated negative goodwill was generated by the recognition of anticipated federal income tax benefits that we expect to realize over the allowable twenty-year carryover period by offsetting the net operating loss carryover obtained as part of the acquisition of Le Mars against taxable income generated by our consolidated affiliates. We have determined that a valuation allowance is required for a portion of the acquired net operating loss carryover, because federal tax laws limit the amount of such carryover that can be utilized. Other factors that generated negative goodwill included favorable operating results and increases in the market values of invested assets in the period between the valuation date and the acquisition date.

     As of January 1, 2004, we purchased all of the outstanding stock of Peninsula Indemnity Company and The Peninsula Insurance Company, both of which are organized under Maryland law, with headquarters in Salisbury, Maryland, from Folksamerica Holding Company, Inc. (“Folksamerica”), a part of the White Mountains Insurance Group, Ltd., for a price in cash equal to 107.5% of Peninsula’s GAAP stockholders’ equity as of the closing of the acquisition, or approximately $23.4 million. The operating results of Peninsula have been included in our consolidated financial statements since January 1, 2004. We recorded goodwill of $449,968 related to this acquisition, none of which is expected to be deductible for federal income tax purposes. Pursuant to the terms of the purchase agreement with Folksamerica, Folksamerica has guaranteed us against any deficiency in excess of $1.5 million in the loss and loss expense reserves of Peninsula as of January 1, 2004. Any such deficiency will be based on a final actuarial review of the development of such reserves to be conducted four years after January 1, 2004. The maximum obligation of Folksamerica to us under this guarantee is $4.0 million.

     On February 17, 2005, our board of directors declared a four-for-three stock split of our Class A common stock and our Class B common stock in the form of a 33 1/3% stock dividend with a record date of March 1, 2005 and a distribution date of March 28, 2005. The capital stock accounts, all share amounts and earnings per share amounts for 2004 have been restated to reflect the stock split.

2 - Basis of Presentation

     The financial information for the interim periods included herein is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods included herein. Our results of operations for the three months ended March 31, 2005 are not necessarily indicative of our results of operations to be expected for the twelve months ending December 31, 2005.

     These interim financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

     Certain amounts in our 2004 consolidated financial statements have been reclassified to conform to the current year presentation.

3 - Earnings Per Share

     The computation of basic and diluted earnings per share is as follows:

		Effect of Stock
	Basic	Options	Diluted
Three Months Ended March 31:

2005
Net income	$8,417,088	$—	$8,417,088

Weighted average shares outstanding	17,946,915	526,169	18,473,084

Earnings per common share:
Net income	$0.47	$(0.01)	$0.46

2004
Income before extraordinary item	$6,286,636	$—	$6,286,636
Extraordinary item	5,445,670	—	5,445,670

Net income	$11,732,306	$—	$11,732,306

Weighted average shares outstanding	17,186,431	824,942	18,011,373

		Effect of Stock
	Basic	Options	Diluted
Earnings per common share:
Income before extraordinary item	$0.37	$(0.02)	$0.35
Extraordinary item	0.31	(0.01)	0.30

Net income	$0.68	$(0.03)	$0.65

The following options to purchase shares of Class A common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price during the relevant period:

	Three Months Ended
	March 31,
	2005	2004
Number of shares	—	10,000

4 - Segment Information

     We evaluate the performance of our personal lines and commercial lines segments based upon underwriting results as determined under SAP, which is used by management to measure performance for our total business. Financial data by segment is as follows:

	Three Months Ended
	March 31,
	2005	2004
	($ in thousands)
Revenues:
Premiums earned:
Commercial lines	$27,327	$22,929
Personal lines	44,436	41,454

Net SAP premiums earned	71,763	64,383
GAAP adjustments	—	(1,684)

Net GAAP premiums earned	71,763	62,699
Net investment income	4,407	3,780
Realized investment gains	690	468
Other	1,219	1,055

Total revenues	$78,079	$68,002

Income before income taxes and extraordinary item:
Underwriting income:
Commercial lines	$3,653	$1,632
Personal lines	2,702	2,267

SAP underwriting income	6,355	3,899
GAAP adjustments	378	658

GAAP underwriting income	6,733	4,557
Net investment income	4,407	3,780
Realized investment gains	690	468
Other	291	134

Income before income taxes and extraordinary item	$12,121	$8,939

5- Subordinated Debentures

     On May 15, 2003, we received $15.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on May 15, 2033 and are callable at our option, at par, after five years. The debentures carry an interest rate equal to the three-month LIBOR rate plus 4.10%, which is adjustable quarterly. At March 31, 2005, the interest rate on the debentures was 6.89%.

     On October 29, 2003, we received $10.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on October 29, 2033 and are callable at our option, at par, after five years. The debentures carry an interest rate equal to the three-month LIBOR rate plus 3.85%, which is adjustable quarterly. At March 31, 2005, the interest rate on the debentures was 6.58%.

     On May 24, 2004, we received $5.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on May 24, 2034 and are callable at our option, at par, after five years. The debentures carry an interest rate equal to the three-month LIBOR rate plus 3.85%, which is adjustable quarterly. At March 31, 2005, the interest rate on the debentures was 6.72%.

6- Stock–Based Compensation Plans

     Effective July 1, 2000, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 44 (FIN No. 44), “Accounting for Certain Transactions involving Stock Compensation,” and Emerging Issues Task Force Issue No. 00-23 (EITF 00-23), “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees, and FIN No. 44, Accounting for Certain Transactions involving Stock Compensation.” Pursuant to FIN No. 44, APB Opinion No. 25 does not apply in the separate financial statements of a subsidiary to the accounting for stock compensation granted by the subsidiary to employees of the parent or another subsidiary. EITF 00-23 states that when employees of a controlling entity are granted stock compensation, the entity granting the stock compensation should measure the fair value of the award at the grant date and recognize the fair value as a dividend to the controlling entity. These provisions apply to us, because the Mutual Company is the employer of record for substantially all employees that provide services to us.

     We account for stock-based director compensation plans under the provisions of APB Opinion No. 25 and related interpretations. During 2001, we adopted an Equity Incentive Plan for Directors that made 266,667 shares of Class A common stock available for issuance. Awards may be made in the form of stock options, and the plan additionally provides for the issuance of 233 shares of restricted stock to each director on the first business day of January in each year. No director compensation in the form of stock options is reflected in income, as all options granted under those plans had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of the grant.

     The following table illustrates the effect on net income and earnings per share as if we had applied the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (as amended by SFAS No. 148), “Accounting for Stock-Based Compensation.”

	Three Months Ended
	March 31,
	2005	2004
	($ in thousands, except per share data)
Net income, as reported	$8,417	$11,732

Less:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4)	(4)

Pro forma net income	$8,413	$11,728

Basic earnings per share:
As reported	$0.47	$0.68
Pro forma	$0.47	$0.68

Diluted earnings per share:

	Three Months Ended
	March 31,
	2005	2004
	($ in thousands, except per share data)
As reported	$0.46	$0.65
Pro forma	$0.46	$0.65

7- Impact of New Accounting Standards

     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” a revision of SFAS No. 123 and superseding APB Opinion No. 25. SFAS No. 123(R) requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. In April 2005, the Securities and Exchange Commission delayed the effective date of SFAS No. 123(R) and stated that the provisions of SFAS No. 123(R) are now effective for annual reporting periods beginning after June 15, 2005. We are required to adopt SFAS No. 123(R) in the first quarter of 2006. Upon adoption, the pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. We are evaluating the alternatives allowed under the standard, and we expect the adoption of SFAS No. 123(R) to result in amounts that are similar to the current pro forma disclosures under SFAS No. 123 for all share-based payment transactions through March 31, 2005. The impact of any future share-based payment transactions on our financial position or results of operations cannot be determined. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations - Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

     Net Premiums Written. Net premiums written for the three months ended March 31, 2005 were $74.5 million, an increase of $6.1 million, or 8.9%, over the comparable period in 2004. Commercial lines net premiums written increased $3.6 million, or 12.9%, in the first quarter of 2005 compared to the comparable period in 2004. Personal lines net premiums written increased $2.5 million, or 6.2%, in the first quarter of 2005 compared to the comparable period in 2004. We have benefited during these periods from premium increases by our insurance subsidiaries that have resulted from rate filings approved by insurance regulatory authorities. These increases related primarily to private passenger automobile, commercial multi-peril, workers’ compensation and homeowners lines of business realized in most of the states in which we operate. In addition to pricing increases, we have also benefited from organic growth in most of the states in which we operate.

     Net Premiums Earned. Net premiums earned increased to $71.8 million for the first quarter of 2005, an increase of $9.1 million, or 14.5%, over the first quarter of 2004. Premiums are earned, or recognized as revenue, over the terms of our policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned will generally reflect increases or decreases in net premiums written in the preceding twelve-month period compared to the comparable period one year earlier. Net premiums earned and amortization of deferred policy acquisition costs decreased $1.7 million during the first quarter of 2004 because of the application of purchase accounting methodology in the acquisition of Le Mars and Peninsula. Acquired deferred acquisition costs were netted from unearned premiums as of January 1, 2004. Since these costs were incurred prior to January 1, 2004, they were netted from the associated deferred revenues in estimating the fair value of the unearned premiums assumed in the acquisitions. As a result, the normal amortization of these costs was shown as a reduction of net premiums earned in the three months ended March 31, 2004. The amortization of deferred acquisition costs was correspondingly reduced, so that there was no impact on net income for the first quarter of 2004.

     Investment Income. For the three months ended March 31, 2005, our net investment income increased 15.8% to $4.4 million, compared to $3.8 million for the comparable period one year ago. An increase in average invested assets from $454.2 million in the first quarter of 2004 to $501.6 million in the first quarter of 2005 and an increase in the annualized average return on investments from 3.3% for the first quarter of 2004 to 3.5% for the first quarter of 2005 accounted for the increase in net investment income. The increase in our annualized average return reflects a shift from short-term investments to higher yielding fixed maturities in our investment portfolio as well as higher short-term interest rates during the first quarter of 2005 compared to the comparable period a year earlier.

     Net Realized Investment Gains/Losses. Net realized investment gains in the first quarter of 2005 were $690,291, compared to $468,443 for the comparable period in 2004. During the first quarter of 2005, certain investments trading below cost had declined on an other than temporary basis. Losses of $139,849 were included in net realized investment gains for these investments in the first quarter of 2005. No impairment charges were recognized in the first quarter of 2004. The remaining net realized investment gains and losses in both periods resulted from normal turnover within our investment portfolio.

     Losses and Loss Expenses. Our loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, in the first quarter of 2005 was 57.9%, compared to 64.4% in the first quarter of 2004. The commercial lines loss ratio improved to 52.0% in the first quarter of 2005, compared to 61.3% in the first quarter of 2004 due to improved experience in our commercial automobile and worker’s compensation lines of business. The personal lines loss ratio decreased from 65.9% in the first quarter of 2004 to 61.8% in the first quarter of 2005, primarily due to a decrease in our personal automobile loss ratio. Our 2004 loss ratios were impacted by the reduction in earned premiums during the first quarter of 2004 related to the application of purchase accounting methodology in the acquisition of Le Mars and Peninsula discussed above.

     Underwriting Expenses. Our expense ratio, which is the ratio of policy acquisition costs and other underwriting expenses to premiums earned, for the first quarter of 2005 was 32.2%, compared to 27.8% in the first quarter of 2004. The increase in the first quarter of 2005 expense ratio reflects increased underwriting-based incentives, increased auditing and compliance costs and an increase in expenses related to the application of purchase accounting methodology in the first quarter of 2004 related to the acquisition of Le Mars and Peninsula discussed above. The acquired deferred acquisition costs were netted from unearned premiums as of the purchase date and, as a result, the amortization of these costs was shown as a reduction of earned premiums instead of being shown as a component of expenses in the three months ended March 31, 2004.

     Combined Ratio. The combined ratio was 90.6% and 92.7% for the three months ended March 31, 2005 and 2004, respectively. The combined ratio represents the sum of the loss ratio, expense ratio and dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned. The improvement in the combined ratio was largely attributable to the decrease in the loss ratio for the 2005 period compared to the 2004 period.

     Interest Expense. Interest expense for the first quarter of 2005 was $498,763, compared to $337,395 for the first quarter of 2004, and reflected an increase in interest expense related to the issuance of $5.2 million of subordinated debentures in May 2004 as well as an increase in average interest rates on our subordinated debentures in the first quarter of 2005 compared to the comparable period in 2004.

     Income Taxes. Income tax expense was $3.7 million for the first quarter of 2005, representing an effective tax rate of 30.6%, compared to $2.7 million for the first quarter of 2004, representing an effective tax rate of 29.7%. The change in effective tax rates is primarily due to tax-exempt interest income representing a smaller proportion of net income before taxes in the 2005 period compared to the 2004 period.

     Net Income and Earnings Per Share. Our net income for the first quarter of 2005 was $8.4 million, or $.46 per share on a diluted basis, an increase of 33.3% over the income before extraordinary item of $6.3 million, or $.35 per share on a diluted basis, reported for the first quarter of 2004. The first quarter of 2004 net income included an extraordinary gain of $5.4 million related to unallocated negative goodwill associated with the Le Mars acquisition. Our fully diluted shares outstanding for the first quarter of 2005 increased to 18.5 million, compared to 18.0 million for the first quarter of 2004.

Liquidity and Capital Resources

     Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as they arise. Our major sources of funds from operations are the net cash flows generated from our insurance subsidiaries’ underwriting results, investment income and maturing investments.

     We generate sufficient net positive cash flow from our operations to fund our commitments and build our investment portfolio, thereby increasing future investment returns. We maintain a high degree of liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. Net cash flows provided by operating activities in the first three months of 2005 and 2004 were $12.1 million and $9.0 million, respectively.

     On November 25, 2003, we entered into a credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a four-year $35.0 million unsecured, revolving line of credit. As of March 31, 2005, we may borrow up to $35.0 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus between 1.50% and 1.75%, depending on our leverage ratio. In addition, we pay a fee of 0.15% per annum on the loan commitment amount, regardless of usage. The agreement requires our compliance with certain covenants, which include minimum levels of our net worth, leverage ratio and statutory surplus and A.M. Best ratings of our insurance subsidiaries. As of March 31, 2005, there were no borrowings outstanding under the credit agreement, and we were in compliance with all requirements of the credit agreement.

     The following table shows our significant contractual obligations as of March 31, 2005.

($ in thousands)	Total	2005	2006	2007	2008	2009	After 2009
Subordinated debentures	$30,929	$—	$—	$—	$—	$—	$30,929

Total contractual obligations	$30,929	$—	$—	$—	$—	$—	$30,929

     On February 17, 2005, our board of directors declared a four-for-three stock split of our Class A common stock and our Class B common stock in the form of a 33 1/3% stock dividend with a record date of March 1, 2005 and a distribution date of March 28, 2005.

     No cash dividends were declared in the first quarter of 2005 or 2004. On April 21, 2005, we declared regular quarterly cash dividends of 10 cents per share for our Class A common stock and 8.5 cents per share for our Class B common stock, payable May 16, 2005 to stockholders of record as of the close of business on May 2, 2005. There are no regulatory restrictions on the payment of dividends to our stockholders, although there are state law restrictions on the payment of dividends from our insurance subsidiaries to us. Our insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis, and are subject to regulations under which payment of dividends from statutory surplus is restricted and may require prior approval of the applicable domiciliary insurance regulatory authorities. Our insurance subsidiaries are subject to risk-based capital (RBC) requirements. At December 31, 2004, our insurance subsidiaries’ capital levels were each substantially above RBC requirements. At January 1, 2005, amounts available for distribution as dividends to us from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities were $16.3 million from Atlantic States, $2.9 from Southern, $1.7 million from Le Mars and $2.3 million from Peninsula, all of which remained available at March 31, 2005.

     As of March 31, 2005, we had no material commitments for capital expenditures.

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

     We provide property and liability insurance coverages through independent insurance agencies located throughout our operating area. The majority of this business is billed directly to the insured, although a portion of our commercial business is billed through our agents to whom we extend credit in the normal course of business.

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

     Other than a shift from short-term investments to higher yielding tax-exempt fixed maturities, we have maintained approximately the same investment mix and duration of our investment portfolio to our liabilities from December 31, 2004 to March 31, 2005.

     There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2004 through March 31, 2005.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     Certain forward-looking statements contained herein involve risks and uncertainties. These statements include certain discussions relating to underwriting, premium and investment income volume, business strategies and our business activities during 2005 and beyond. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions. These forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that may cause our actual results to differ materially from those anticipated by these forward-looking statements. Many of the factors that will determine future events or our future results of operations are beyond our ability to control or predict.

Part II. Other Information

Item 1. Legal Proceedings.

     None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as Part	Shares (or Units)
	(a) Total Number of	(b) Average	of Publicly	that May Yet Be
	Shares (or Units)	Price Paid per	Announced Plans or	Purchased Under the
Period	Purchased	Share (or Unit)	Programs	Plans or Programs
Month #1 Jan. 1-31, 2005	Class A – None Class B – None	Class A – None Class B – None	Class A – None Class B – None	Class A – None Class B – None
Month #2 Feb. 1-28, 2005	Class A – 20,509 Class B – 3,155	Class A – $18.41 Class B – $16.01	Class A – None Class B – 3,155	(1) (2)
Month #3 March 1-31, 2005	Class A – None Class B – 6,311	Class A – None Class B – $16.47	Class A – None Class B – 6,311	(2)
Total	Class A – 20,509 Class B – 9,466	Class A – $18.41 Class B – $16.32	Class A – None Class B – 9,466	(1) (2)

(1)	These shares were purchased by the Mutual Company through its participation in our Dividend Reinvestment and Stock Purchase Plan. These purchases were not pursuant to a publicly announced plan or program.

(2)	These shares were purchased by the Mutual Company pursuant to its announcement on August 17, 2004, that it will, at its discretion, purchase shares of our Class A common stock and Class B common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. Such announcement did not stipulate a maximum number of shares that may be purchased under this program.

Item 3. Defaults upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits.

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

DONEGAL GROUP INC.

May 5, 2005	By:	/s/ Donald H. Nikolaus

Donald H. Nikolaus, President
and Chief Executive Officer

May 5, 2005	By:	/s/ Jeffrey D. Miller

Jeffrey D. Miller, Senior Vice President
and Chief Financial Officer