Form 10-Q
period 2005-06-30
DONEGAL GROUP INC
filed 2005-08-09
CIK 800457

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
     (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2005
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
     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☑  No  ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,811,301 shares of Class A Common Stock, par value $0.01 per share, and 4,182,017 shares of Class B Common Stock, par value $0.01 per share, outstanding on July 29, 2005.

Part I. Financial Information
Item 1. Financial Statements.
Donegal Group Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets

Investments
Fixed maturities
Held to maturity, at amortized cost	$185,069,117	$182,573,784
Available for sale, at fair value	276,495,568	226,757,322
Equity securities, available for sale, at fair value	35,912,188	33,504,976
Investments in affiliates	8,637,808	8,864,741
Short-term investments, at cost, which approximates fair value	21,655,242	47,368,509

Total investments	527,769,923	499,069,332
Cash	5,657,367	7,350,330
Accrued investment income	5,110,122	4,961,173
Premiums receivable	48,651,201	44,266,681
Reinsurance receivable	98,504,978	98,478,657
Deferred policy acquisition costs	23,595,530	22,257,760
Deferred tax asset, net	11,792,848	10,922,440
Prepaid reinsurance premiums	41,499,888	35,907,376
Property and equipment, net	5,502,097	5,508,840
Accounts receivable — securities	—	1,383,587
Federal income taxes recoverable	—	3,468,506
Due from affiliate	531,642	—
Other	1,768,853	1,840,719

Total assets	$770,384,449	$735,415,401

Liabilities and Stockholders’ Equity

Liabilities
Losses and loss expenses	$267,222,655	$267,190,060
Unearned premiums	189,657,459	174,458,423
Accrued expenses	12,186,054	13,413,518
Reinsurance balances payable	1,816,725	1,716,372
Federal income taxes payable	150,179	—
Cash dividends declared to stockholders	—	1,566,995
Subordinated debentures	30,929,000	30,929,000
Accounts payable — securities	7,652,237	—
Due to affiliate	—	240,680
Drafts payable	773,573	1,278,433
Other	1,544,625	1,917,606

Total liabilities	511,932,507	492,711,087

Stockholders’ Equity
Preferred stock, $1.00 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 30,000,000 shares, issued 13,907,860 and 13,864,049 shares and outstanding 13,799,162 and 13,755,351 shares	139,078	138,640	*
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 4,236,366 shares and outstanding 4,182,017 shares	42,364	42,364	*
Additional paid-in capital	132,790,115	131,980,264
Accumulated other comprehensive income	4,173,792	4,749,965
Retained earnings	122,198,341	106,684,829	*
Treasury stock	(891,748)	(891,748)

Total stockholders’ equity	258,451,942	242,704,314

Total liabilities and stockholders’ equity	$70,384,449	$735,415,401

*	All 2004 capital accounts and share information have been restated for 4-for-3 stock split as discussed in footnote 1.
See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Six Months Ended June 30,
	2005	2004
Revenues:
Net premiums earned	$145,200,613	$128,197,880
Investment income, net of investment expenses	8,764,096	7,622,591
Net realized investment gains	1,110,352	643,998
Lease income	465,513	439,243
Installment payment fees	2,030,564	1,790,371

Total revenues	157,571,138	138,694,083

Expenses:
Net losses and loss expenses	81,345,554	80,332,078
Amortization of deferred policy acquisition costs	23,222,000	18,287,000
Other underwriting expenses	25,644,804	19,156,895
Policy dividends	608,072	461,766
Interest	1,041,501	697,426
Other expenses	889,680	1,081,083

Total expenses	132,751,611	120,016,248

Income before income tax expense and extraordinary item	24,819,527	18,677,835
Income tax expense	7,499,164	5,621,012

Income before extraordinary item	17,320,363	13,056,823
Extraordinary gain — unallocated negative goodwill	—	5,445,670

Net income	$17,320,363	$18,502,493

Basic earnings per common share:
Income before extraordinary item	$0.96	$0.76	*
Extraordinary item	—	0.31	*

Net income	$0.96	$1.07	*

Diluted earnings per common share:
Income before extraordinary item	$0.94	$0.72	*
Extraordinary item	—	0.30	*

Net income	$0.94	$1.02	*

Consolidated Statements of Comprehensive Income
(Unaudited)

	Six Months Ended June 30,
	2005	2004
Net income	$17,320,363	$18,502,493
Other comprehensive loss, net of tax
Unrealized gains (losses) on securities:
Unrealized holding gain (loss) during the period, net of income tax	145,556	(3,435,809)
Reclassification adjustment, net of income tax	(721,729)	(418,599)

Other comprehensive loss	(576,173)	(3,854,408)

Comprehensive income	$16,744,190	$14,648,085

*	All 2004 per share information has been restated for 4-for-3 stock split as discussed in footnote 1.
See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,
	2005	2004
Revenues:
Net premiums earned	$73,438,090	$65,498,402
Investment income, net of investment expenses	4,356,628	3,842,574
Net realized investment gains	420,061	175,555
Lease income	236,297	219,417
Installment payment fees	1,041,004	956,474

Total revenues	79,492,080	70,692,422

Expenses:
Net losses and loss expenses	39,807,658	39,961,021
Amortization of deferred policy acquisition costs	11,736,000	9,942,000
Other underwriting expenses	13,990,687	10,098,595
Policy dividends	256,475	94,114
Interest	542,738	360,031
Other expenses	459,999	497,913

Total expenses	66,793,557	60,953,674

Income before income tax expense	12,698,523	9,738,748
Income tax expense	3,795,248	2,968,561

Net income	$8,903,275	$6,770,187

Net income per common share:
Basic	$0.50	$0.39	*

Diluted	$0.48	$0.37	*

Consolidated Statements of Comprehensive Income (Unaudited)
	Three Months Ended June 30,
	2005	2004
Net income	$8,903,275	$6,770,187
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities:
Unrealized holding gain (loss) during the period, net of income tax	3,096,575	(4,596,440)
Reclassification adjustment, net of income tax	(273,040)	(114,111)

Other comprehensive income (loss)	2,823,535	(4,710,551)

Comprehensive income	$11,726,810	$2,059,636

*	All 2004 per share information has been restated for 4-for-3 stock split as discussed in footnote 1.
See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)
Six Months Ended June 30, 2005

						Accumulated
					Additional	Other			Total
					Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Class A Shares*	Class B Shares*	Class A Amount*	Class B Amount*	Capital	Income	Earnings*	Stock	Equity
Balance, December 31, 2004	13,864,049	4,236,366	$138,640	$42,364	$131,980,264	$4,749,965	$106,684,829	$(891,748)	$242,704,314
Issuance of common stock	29,812		298		552,846				553,144
Net income							17,320,363		17,320,363
Cash dividends							(1,748,720)		(1,748,720)
Exercise of stock options	13,999		140		155,181				155,321
Grant of stock options					58,131		(58,131)		—
Tax benefit on exercise of stock options					43,693				43,693
Other comprehensive loss						(576,173)			(576,173)

Balance, June 30, 2005	13,907,860	4,236,366	$139,078	$42,364	$132,790,115	$4,173,792	$122,198,341	$(891,748)	$258,451,942

* All 2004 capital accounts and share information have been restated for 4-for-3 stock split as discussed in footnote 1.
See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash Flows from Operating Activities:
Net income	$17,320,363	$18,502,493

Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary gain — unallocated negative goodwill	—	(5,445,670)
Depreciation and amortization	1,450,901	1,311,755
Realized investment gains	(1,110,352)	(643,998)
Changes in assets and liabilities:
Losses and loss expenses	32,595	6,718,885
Unearned premiums	15,199,036	19,304,986
Premiums receivable	(4,384,520)	(5,966,727)
Deferred acquisition costs	(1,337,770)	(4,464,731)
Deferred income taxes	(560,162)	(348,800)
Reinsurance receivable	(26,321)	(5,245,360)
Prepaid reinsurance premiums	(5,592,512)	(5,311,319)
Accrued investment income	(148,949)	(251,478)
Due to/from affiliate	(772,322)	(2,720,544)
Reinsurance balances payable	100,353	688,493
Current income taxes	3,662,378	(421,819)
Accrued expenses	(1,227,464)	(1,399,865)
Other, net	(805,958)	1,825,360

Net adjustments	4,478,933	(2,370,832)

Net cash provided by operating activities	21,799,296	16,131,661

Cash Flows from Investing Activities:
Purchase of fixed maturities:
Held to maturity	(9,747,396)	(52,706,119)
Available for sale	(89,752,249)	(53,927,281)
Purchase of equity securities, available for sale	(10,455,620)	(25,545,923)
Maturity of fixed maturities:
Held to maturity	5,894,864	14,150,067
Available for sale	9,048,509	35,946,347
Sale of fixed maturities:
Held to maturity	860,000	—
Available for sale	38,019,467	27,813,091
Sale of equity securities, available for sale	9,949,963	9,588,831
Purchase of Le Mars Insurance Company	—	(11,816,523)
Purchase of Peninsula Insurance Group	—	(21,912,629)
Net decrease in investment in affiliates	43,215	1,487
Net purchases of property and equipment	(459,029)	(396,089)
Net sales of short-term investments	25,713,267	55,323,525

Net cash used in investing activities	(20,885,009)	(23,481,216)

Cash Flows from Financing Activities:
Cash dividends paid	(3,315,715)	(2,898,480)
Issuance of common stock	708,465	4,456,041
Issuance of subordinated debentures	—	5,155,000

Net cash provided by (used in) financing activities	(2,607,250)	6,712,561

Net decrease in cash	(1,692,963)	(636,994)
Cash at beginning of period	7,350,330	5,908,521

Cash at end of period	$5,657,367	$5,271,527

Cash paid during period — Interest	$1,019,641	$683,751
Net cash paid during period — Taxes	$4,350,000	$6,405,000
See accompanying notes to consolidated financial statements.

DONEGAL GROUP INC. AND SUBSIDIARIES
(Unaudited)
Summary Notes to Consolidated Financial Statements
1 — Organization
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
     At June 30, 2005, the Mutual Company held approximately 42% of our outstanding Class A common stock and approximately 66% of our outstanding Class B common stock. We refer to the Mutual Company and our insurance subsidiaries as the Donegal Insurance Group.
     Atlantic States, our largest subsidiary, and the Mutual Company have a pooling agreement under which both companies proportionately share their combined underwriting results, excluding certain reinsurance assumed by the Mutual Company from our insurance subsidiaries. See Note 4 — Reinsurance for more information regarding the pooling agreement.
     We acquired all of the outstanding stock of Le Mars as of January 1, 2004 for approximately $12.9 million in cash, including payment of the principal amount of a surplus note ($4.0 million) and accrued interest ($392,740) to the Mutual Company. The operating results of Le Mars have been included in our consolidated financial statements since January 1, 2004. In applying GAAP purchase accounting standards as of January 1, 2004, we recognized an extraordinary gain in the amount of $5.4 million related to unallocated negative goodwill resulting from this acquisition. A substantial portion of this unallocated negative goodwill was generated by the recognition of anticipated federal income tax benefits that we expect to realize over the allowable twenty-year carryover period by offsetting the net operating loss carryover obtained as part of the acquisition of Le Mars against taxable income generated by our consolidated affiliates. Other factors that generated negative goodwill included favorable operating results and increases in the market values of invested assets in the period between the valuation date and the acquisition date.
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
     On February 17, 2005, our board of directors declared a four-for-three stock split of our Class A common stock and our Class B common stock in the form of a 33-1/3% stock dividend with a record date of March 1, 2005 and a distribution date of March 28, 2005. The capital stock accounts, all share amounts and earnings per share amounts for 2004 have been restated to reflect the stock split.

2 — Basis of Presentation
     The financial information for the interim periods included herein is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods included herein. Our results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of our results of operations to be expected for the twelve months ending December 31, 2005.
     These interim financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2004.
     Certain amounts in our 2004 consolidated financial statements have been reclassified to conform to the current year presentation.
3 — Earnings Per Share
     The computation of basic and diluted earnings per share is as follows:

		Effect of
		Stock
	Basic	Options	Diluted
Three Months Ended June 30:

2005
Net income	$8,903,275	$—	$8,903,275

Weighted average shares outstanding	17,974,820	561,952	18,536,772

Earnings per common share:
Net income	$0.50	$(0.02)	$0.48

2004
Net income	$6,770,187	$—	$6,770,187

Weighted average shares outstanding	17,516,244	645,296	18,161,540

Earnings per common share:
Net income	$0.39	$(0.02)	$0.37

Six Months Ended June 30:

2005
Net income	$17,320,363	$—	$17,320,363

Weighted average shares outstanding	17,960,945	544,208	18,505,153

Earnings per common share:
Net income	$0.96	$(0.02)	$0.94

2004
Income before extraordinary item	$13,056,823	$—	$13,056,823
Extraordinary item	5,445,670	—	5,445,670

Net income	$18,502,493	$—	$18,502,493

Weighted average shares outstanding	17,351,337	735,119	18,086,456

		Effect of
		Stock
	Basic	Options	Diluted
Earnings per common share:
Income before extraordinary item	$0.76	$(0.04)	$0.72
Extraordinary item	0.31	(0.01)	0.30

Net income	$1.07	$(0.03)	$1.02

The following options to purchase shares of Class A common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price during the relevant period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Number of shares	10,000	10,000	10,000	10,000

4 — Reinsurance
     Atlantic States has participated in an inter-company pooling agreement with the Mutual Company since 1986. Both Atlantic States and the Mutual Company place all of their direct business into the pool, and Atlantic States and the Mutual Company then proportionately share the pooled business in accordance with the terms of the pooling agreement. Atlantic States has a 70% share of the results of the pool, and the Mutual Company has a 30% share of the results of the pool. There have been no changes to the pool participation percentages since July 1, 2000. We do not anticipate any significant changes in the pooling agreement with the Mutual Company, including changes in our pool participation levels in the foreseeable future.
     Atlantic States, Southern and the Mutual Company purchase third-party reinsurance on a combined basis. Le Mars and Peninsula have separate third-party reinsurance programs that provide similar types of coverage and that are commensurate with their relative size and exposures. We use several different reinsurers, all of which, consistent with our requirements, have an A.M. Best rating of A- (Excellent) or better or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A— rating. The following information relates to the external reinsurance Atlantic States, Southern and the Mutual Company purchase:
•	excess of loss reinsurance,” under which our losses are automatically reinsured, through a series of contracts, over a set retention ($400,000 for 2005 with us having a 10% participation for losses up to $1.0 million), and

•	catastrophic reinsurance,” under which we recover, through a series of contracts, between 95% and 100% of an accumulation of many losses resulting from a single event, including natural disasters ($3.0 million retention for 2005).
The amount of coverage provided under each of these types of reinsurance depends upon the amount, nature, size and location of the risk being reinsured. We and the Mutual Company also purchase facultative reinsurance to cover exposures from losses that exceed the limits provided by our respective treaty reinsurance.
     In addition to the pooling agreement and third-party reinsurance, Atlantic States, Southern and Le Mars have various arrangements with the Mutual Company. These agreements include:
•	catastrophe reinsurance agreements with Atlantic States, Le Mars and Southern,

•	an excess of loss reinsurance agreement with Southern and

•	a workers’ compensation reallocation agreement with Southern.
     The Mutual Company also has 100% retrocessional agreements with Southern and Le Mars. The retrocessional agreements are intended to ensure that Southern and Le Mars receive the same A.M. Best rating, currently A (Excellent), as the Mutual Company. The retrocessional agreements do not otherwise provide for pooling or reinsurance with or by the Mutual Company and do not transfer insurance risk.
     There were no significant changes to the pooling agreement, third-party reinsurance or other reinsurance agreements with the Mutual Company during the six months ended June 30, 2005 and 2004.
5 — Segment Information
     We evaluate the performance of our personal lines and commercial lines segments based upon underwriting results as determined under SAP, which is used by management to measure performance for our total business. Financial data by segment is as follows:

	Three Months Ended
	June 30,
	2005	2004
	($ in thousands)
Revenues:
Premiums earned:
Commercial lines	$28,446	$24,533
Personal lines	44,992	41,993

Net SAP premiums earned	73,438	66,526
GAAP adjustments	—	(1,028)

Net GAAP premiums earned	73,438	65,498
Net investment income	4,357	3,843
Realized investment gains	420	176
Other	1,277	1,175

Total revenues	$79,492	$70,692

Income before income taxes:
Underwriting income:
Commercial lines	$3,542	$3,461
Personal lines	3,545	767

SAP underwriting income	7,087	4,228
GAAP adjustments	560	1,175

GAAP underwriting income	7,647	5,403
Net investment income	4,357	3,843
Realized investment gains	420	176
Other	275	317

Income before income taxes	$12,699	$9,739

	Six Months Ended
	June 30,
	2005	2004
	($ in thousands)
Revenues:
Premiums earned:
Commercial lines	$55,773	$47,462
Personal lines	89,428	83,448

Net SAP premiums earned	145,201	130,910
GAAP adjustments	—	(2,712)

Net GAAP premiums earned	145,201	128,198
Net investment income	8,764	7,623
Realized investment gains	1,110	644
Other	2,496	2,229

Total revenues	$157,571	$138,694

Income before income taxes and extraordinary item:
Underwriting income:
Commercial lines	$7,195	$5,093
Personal lines	6,247	3,034

SAP underwriting income	13,442	8,127

	Six Months Ended
	June 30,
	2005	2004
	($ in thousands)
GAAP adjustments	938	1,833

GAAP underwriting income	14,380	9,960
Net investment income	8,764	7,623
Realized investment gains	1,110	644
Other	566	451

Income before income taxes and extraordinary item	$24,820	$18,678

6 — Subordinated Debentures
     On May 15, 2003, we received $15.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on May 15, 2033 and are callable at our option, at par, after five years. The debentures carry an interest rate equal to the three-month LIBOR rate plus 4.10%, which is adjustable quarterly. At June 30, 2005, the interest rate on the debentures was 7.37%.
     On October 29, 2003, we received $10.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on October 29, 2033 and are callable at our option, at par, after five years. The debentures carry an interest rate equal to the three-month LIBOR rate plus 3.85%, which is adjustable quarterly. At June 30, 2005, the interest rate on the debentures was 7.04%.
     On May 24, 2004, we received $5.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on May 24, 2034 and are callable at our option, at par, after five years. The debentures carry an interest rate equal to the three-month LIBOR rate plus 3.85%, which is adjustable quarterly. At June 30, 2005, the interest rate on the debentures was 7.14%.
7 — Stock-Based Compensation Plans
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	($ in thousands, except per share data)
Net income, as reported	$8,903	$6,770	$17,320	$18,502
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4)	(4)	(7)	(7)

Pro forma net income	$8,899	$6,766	$17,313	$18,495

Basic earnings per share:
As reported	$0.50	$0.39	$0.96	$1.07
Pro forma	$0.50	$0.39	$0.96	$1.07

Diluted earnings per share:
As reported	$0.48	$0.37	$0.94	$1.02
Pro forma	$0.48	$0.37	$0.94	$1.02
8 — Impact of New Accounting Standards
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” a revision of SFAS No. 123 and superseding APB Opinion No. 25. SFAS No. 123(R) requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. In April 2005, the Securities and Exchange Commission delayed the effective date of SFAS No. 123(R) and stated that the provisions of SFAS No. 123(R) are now effective for annual reporting periods beginning after June 15, 2005. We are required to adopt SFAS No. 123(R) in the first quarter of 2006. Upon adoption, the pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. We are evaluating the alternatives allowed under the standard, and we expect the adoption of SFAS No. 123(R) to result in amounts that are similar to the current pro forma disclosures under SFAS No. 123 for all share-based payment transactions through June 30, 2005. The impact of any future share-based payment transactions on our financial position or results of operations cannot be determined. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 15, 2005.
     Our premium growth rate and underwriting results have been, and continue to be, influenced by strong market conditions in the regions in which we conduct business. Increased industry pricing in recent years for commercial and personal insurance has allowed us and many other insurers to obtain higher premiums for our products while maintaining our competitive position in the insurance marketplace.
     We believe that principal factors in our earnings growth in the past several years have been the strong market conditions in the areas in which we operate, overall premium growth, earnings from acquisitions and our disciplined underwriting practices.
     The property and casualty insurance industry is highly cyclical, and individual lines of business experience their own cycles within the overall insurance industry cycle. Premium rate levels are related to the availability of insurance coverage, which varies according to the level of surplus in the insurance industry and other items. The level of surplus in the industry varies with returns on capital and regulatory barriers to withdrawal of surplus. Increases in surplus have generally been accompanied by increased price competition among property and casualty insurers. If we were to find it necessary to reduce premiums or limit premium increases due to competitive pressures on pricing, we could experience a reduction in our profit margins and revenues, an increase in our ratios of losses and expenses to premiums and, therefore, lower profitability. The cyclicality of the market and its potential impact on our results is difficult to predict with any significant reliability.
Critical Accounting Policies and Estimates
     Our financial statements are combined with those of our insurance subsidiaries and are presented on a consolidated basis in accordance with United States generally accepted accounting principles.
     We make estimates and assumptions that can have a significant effect on amounts and disclosures we report in our financial statements. The most significant estimates relate to our reserves for property and casualty insurance unpaid losses and loss expenses, valuation of investments, policy acquisition costs and guaranty fund liability accruals. While we believe our estimates are appropriate, the ultimate amounts may differ from the estimates provided. The methods for making these estimates are regularly reviewed, and any adjustment considered necessary is reflected in our current results of operations.
Liability for Losses and Loss Expenses
     With respect to reserves for property and casualty insurance unpaid losses and loss expenses, reserve estimates are based on management’s assessment of known facts and circumstances, review of historical loss settlement patterns, estimates of trends in claims severity, frequency, legal and regulatory changes and other factors. Significant components of our estimates include a variety of factors such as medical inflation trends, regulatory and judicial rulings, legal settlements, property replacements and repair cost trends. Inflation is implicitly provided for in the reserving function through analysis of costs, trends and reviews of historical reserving results.
     Actuarial loss reserving techniques and assumptions, which rely on historical information as adjusted to reflect current conditions, have been consistently applied, including consideration of recent case reserve activity. However, due to the nature of these liabilities, actual results could ultimately vary significantly from the amounts recorded.
     We occasionally receive new information on files that had previously been closed. For example, one of our policyholders may incur losses that were not known at the time of the original claim settlement. We are also exposed to larger than historical settlements due to changes in law, precedent or underlying inflation on pending and unreported claims. When we experience adverse development of losses from prior accident years, our current year underwriting results are negatively impacted. To the extent our prior year reserve deficiencies are indicative of deteriorating underlying loss trends and are material, we seek to increase the pricing of affected lines of business to the extent permitted by state departments of insurance. We also review trends in loss development in order to determine if adjustments, such as reserve strengthening, are appropriate.
     Because of our participation in the pool with the Mutual Company, we are exposed to adverse loss development on the business of the Mutual Company included in the pool. However, pooled business represents the predominant percentage of the net underwriting activity of both companies, and we and the Mutual Company would proportionately share any adverse risk development of the pooled business. The business in the pool is homogenous (i.e., DGI has a 70% share of the entire pool and the Mutual Company has a 30% share of the entire pool). Since substantially all of the business of Atlantic States and the Mutual Company is pooled and the results shared by each company according to its participation level under the terms of the pooling agreement, the underwriting pool is intended to produce a more uniform and stable underwriting result from year to year for each company than they would experience individually and to spread the risk of loss among each company.
     Our liability for losses and loss expenses by major line of business as of June 30, 2005 consisted of the following:

(dollars in thousands)
Commercial lines:
Automobile	$22,687
Workers’ compensation	38,447
Commercial multi-peril	30,162
Other	3,300

Total commercial lines	94,596

Personal lines:
Automobile	63,611
Homeowners	10,652
Other	2,131

Total personal lines	76,394

Total commercial and personal lines	170,990
Plus reinsurance recoverable	96,233

Total liability for losses and loss expenses	$267,223

     We have evaluated the effect on our loss and loss expense reserves and stockholders’ equity in the event of reasonably likely changes in the variables considered in establishing loss and loss expense reserves. The range of reasonably likely changes was established based on a review of changes in accident year development by line of business and applied to loss reserves as a whole. The selected range does not necessarily indicate what could be the potential best or worst case or likely scenario. The following table sets forth the effect on our loss and loss expense reserves and stockholders’ equity in the event of reasonably likely changes in the variables considered in establishing loss and loss expense reserves:

	Adjusted Loss and		Adjusted Loss and
	Loss Expense	Percentage	Loss Expense	Percentage
Change in Loss	Reserves Net of	Change	Reserves Net of	Change
and Loss Expense	Reinsurance as of	in Equity as of	Reinsurance as of	in Equity as of
Reserves Net of	June 30,	June 30,	December 31,	December 31,
Reinsurance	2005	2005(1)	2004	2004(1)
(dollars in thousands)
(10.0)%	$153,891	4.3%	$154,288	4.6%
(7.5)	158,166	3.2	158,574	3.4
(5.0)	162,441	2.2	162,859	2.3
(2.5)	166,715	1.1	167,145	1.1
Base	170,990	—	171,431	—
2.5	175,265	-1.1	175,717	-1.1
5.0	179,540	-2.2	180,003	-2.3
7.5	183,814	-3.2	184,288	-3.4
10.0	188,089	-4.3	188,574	-4.6

(1)	Net of income tax effect.
Investments
     We make estimates concerning the valuation of our investments and the recognition of other than temporary declines in the value of our investments. When we consider the decline in value of an individual investment to be other than temporary, we write down the investment to its estimated net realizable value, and the amount of the write-down is reflected as a realized loss in our statement of income. We individually monitor all investments for other than temporary declines in value. Generally, if an individual equity security has depreciated in value by more than 20% of original cost, and has been in an unrealized loss position for more than six months, we assume there has been an other than temporary decline in value. With respect to debt securities, we assume there has been an other than temporary decline in value if it is probable that contractual payments will not be received. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including: the fair value of the investment being significantly below its cost, the deteriorating financial condition of the issuer of a security, the occurrence of industry, company and geographic events that have negatively impacted the value of a security or rating agency downgrades. We determined that certain investments trading below cost had declined on an other than temporary basis during the second quarter of 2005. Losses of $479,033 were included in net realized investment gains for these investments in the second quarter of 2005.

     Our investments in available-for-sale fixed maturity and equity securities are presented at estimated fair value, which generally represents quoted market prices.
     During the second quarter of 2005, we sold General Motors bonds that had been classified as held to maturity due to significant deterioration in the issuer’s credit worthiness. These bonds had an amortized cost of $1.0 million, and the sale resulted in a realized loss of $144,047. There were no other sales or transfers from the held to maturity portfolio.
Policy Acquisition Costs
     Policy acquisition costs, consisting primarily of commissions, premium taxes and certain other underwriting costs that vary with and are directly related to the production of business, are deferred and amortized over the period in which the premiums are earned. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, losses and loss expenses and certain other costs expected to be incurred as the premium is earned. Estimates in the calculation of policy acquisition costs have not shown material variability because of uncertainties in applying accounting principles or as a result of sensitivities to changes in key assumptions.
Guaranty Fund Liability Accruals
     We make estimates of our insurance subsidiaries’ liabilities for guaranty fund and other assessments because of insurance company insolvencies from states in which the subsidiaries are licensed. Generally, an insurer is subject to assessment, depending upon its market share of a given line of business, to assist in the payment of unpaid claims and related costs of insolvent insurance companies. We generally record our liability for such assessments as we write premiums upon which those assessments are based. As a result of several large insolvencies in recent years, we have received significant assessments for several of our lines of business. Estimates in the determination of guaranty fund liability accruals have not shown material variability because of uncertainties in applying accounting principles or as a result of sensitivities to changes in key assumptions.
Results of Operations — Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
     Net Premiums Written. Net premiums written for the three months ended June 30, 2005 were $80.3 million, an increase of $6.5 million, or 8.8%, over the comparable period in 2004. Commercial lines net premiums written increased $3.2 million, or 11.4%, in the second quarter of 2005 compared to the comparable period in 2004. Personal lines net premiums written increased $3.3 million, or 7.2%, in the second quarter of 2005 compared to the comparable period in 2004. We have benefited during these periods from premium increases by our insurance subsidiaries that have resulted from rate filings approved by insurance regulatory authorities. These increases related primarily to private passenger automobile, commercial multi-peril, workers’ compensation and homeowners lines of business realized in most of the states in which we operate. In addition to pricing increases, we have also benefited from organic growth in most of the states in which we operate.
     Net Premiums Earned. Net premiums earned increased to $73.4 million for the second quarter of 2005, an increase of $7.9 million, or 12.1%, over the second quarter of 2004. Premiums are earned, or recognized as revenue, over the terms of our policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding twelve-month period compared to the comparable period one year earlier. Net premiums earned and amortization of deferred policy acquisition costs decreased $1.0 million during the second quarter of 2004 because of the application of purchase accounting methodology in the acquisitions of Le Mars and Peninsula. Acquired deferred acquisition costs were netted from unearned premiums as of January 1, 2004. Since these costs were incurred prior to January 1, 2004, they were netted from the associated deferred revenues in estimating the fair value of the unearned premiums assumed in the acquisitions. As a result, the normal amortization of these costs was shown as a reduction of net premiums earned in the three months ended June 30, 2004. The amortization of deferred acquisition costs was correspondingly reduced, so that there was no impact on net income for the second quarter of 2004.
     Investment Income. For the three months ended June 30, 2005, our net investment income increased 15.8% to $4.4 million, compared to $3.8 million for the comparable period one year ago. An increase in average invested assets from $484.3 million in the second quarter of 2004 to $515.9 million in the second quarter of 2005 and an increase in the annualized average return on investments from 3.2% for the second quarter of 2004 to 3.4% for the second quarter of 2005 accounted for the increase in net investment income. The increase in our annualized average return reflects a shift from short-term investments to higher yielding fixed maturities in our investment portfolio as well as higher short-term interest rates during the second quarter of 2005 compared to the comparable period a year earlier.
     Net Realized Investment Gains/Losses. Net realized investment gains in the second quarter of 2005 were $420,061, compared to $175,555 for the comparable period in 2004. During the second quarter of 2005, certain investments trading below cost had declined on an other than temporary basis. Losses of $479,033 were included in net realized investment gains for these investments in the second quarter of 2005. No impairment charges were recognized in the second quarter of 2004. The remaining net realized investment gains and losses in both periods resulted from normal turnover within our investment portfolio.
     Losses and Loss Expenses. Our loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, in the second quarter of 2005 was 54.2%, compared to 61.0% in the second quarter of 2004. The commercial lines loss ratio improved to 51.5% in the second quarter of 2005, compared to 53.0% in the second quarter of 2004, primarily due to improved experience in our worker’s compensation line of business. The personal lines loss ratio decreased from 66.2% in the second quarter of 2004 to 55.3% in the second quarter of 2005 due to decreases in our personal automobile and homeowners loss ratios. Our 2004 loss ratios were impacted by the reduction in earned premiums during the second quarter of 2004 related to the application of purchase accounting methodology in the acquisitions of Le Mars and Peninsula discussed above.
     Underwriting Expenses. Our expense ratio, which is the ratio of policy acquisition costs and other underwriting expenses to premiums earned, for the second quarter of 2005 was 35.0%, compared to 30.7% in the second quarter of 2004. The increase in the second quarter of 2005 expense ratio reflects increased underwriting-based incentive compensation and an increase in expenses related to the application of purchase accounting methodology in the second quarter of 2004 related to the acquisitions of Le Mars and Peninsula discussed above. The acquired deferred acquisition costs were netted from unearned premiums as of the purchase date and, as a result, the amortization of these costs was shown as a reduction of earned premiums instead of being shown as a component of expenses in the three months ended June 30, 2004.
     Combined Ratio. The combined ratio was 89.6% and 91.8% for the three months ended June 30, 2005 and 2004, respectively. The combined ratio represents the sum of the loss ratio, expense ratio and dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned. The improvement in the combined ratio was largely attributable to the decrease in the loss ratio for the 2005 period compared to the 2004 period.
     Interest Expense. Interest expense for the second quarter of 2005 was $542,738, compared to $360,031 for the second quarter of 2004, and reflected an increase in interest expense related to the issuance of $5.2 million of subordinated debentures in May 2004 as well as an increase in average interest rates on our subordinated debentures in the second quarter of 2005 compared to the comparable period in 2004.
     Income Taxes. Income tax expense was $3.8 million for the second quarter of 2005, representing an effective tax rate of 29.9%, compared to $3.0 million for the second quarter of 2004, representing an effective tax rate of 30.5%. The change in effective tax rates is primarily due to an increase in tax-exempt interest income in the 2005 period compared to the 2004 period.
     Net Income and Earnings Per Share. Our net income for the second quarter of 2005 was $8.9 million, or $.48 per share on a diluted basis, an increase of 31.5% over the net income of $6.8 million, or $.37 per share on a diluted basis, reported for the second quarter of 2004. Our fully diluted shares outstanding for the second quarter of 2005 increased to 18.5 million, compared to 18.2 million for the second quarter of 2004.
Results of Operations — Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
     Net Premiums Written. Net premiums written for the six months ended June 30, 2005 were $154.8 million, an increase of $12.6 million, or 8.9%, over the comparable period in 2004. Commercial lines net premiums written increased $6.8 million, or 12.1%, in the first half of 2005 compared to the comparable period in 2004. Personal lines net premiums written increased $5.8 million, or 6.8%, in the first half of 2005 compared to the comparable period in 2004. We have benefited during these periods from premium increases by our insurance subsidiaries that have resulted from rate filings approved by insurance regulatory authorities. These increases related primarily to private passenger automobile, commercial multi-peril, workers’ compensation and homeowners lines of business realized in most of the states in which we operate. In addition to pricing increases, we have also benefited from organic growth in most of the states in which we operate.
     Net Premiums Earned. Net premiums earned increased to $145.2 million for the first half of 2005, an increase of $17.0 million, or 13.3%, over the first half of 2004. Premiums are earned, or recognized as revenue, over the terms of our policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding twelve-month period compared to the comparable period one year earlier. Net premiums earned and amortization of deferred policy acquisition costs decreased $2.7 million during the first half of 2004 because of the application of purchase accounting methodology in the acquisitions of Le Mars and Peninsula. Acquired deferred acquisition costs were netted from unearned premiums as of January 1, 2004. Since these costs were incurred prior to January 1, 2004, they were netted from the associated deferred revenues in estimating the fair value of the unearned premiums assumed in the acquisitions. As a result, the normal amortization of these costs was shown as a reduction of net premiums earned in the six months ended June 30, 2004. The amortization of deferred acquisition costs was correspondingly reduced, so that there was no impact on net income for the first half of 2004.
     Investment Income. For the six months ended June 30, 2005, our net investment income increased 15.8% to $8.8 million, compared to $7.6 million for the comparable period one year ago. An increase in average invested assets from $451.4 million in the first half of 2004 to $513.4 million in the first half of 2005 accounted for the increase in net investment income. Our annualized average return was 3.4% in both periods. We realized increases in our annualized average return as a result of a shift from short-term investments to higher yielding fixed maturities in our investment portfolio as well as higher short-term interest rates during the first half of 2005 compared to the comparable period a year earlier. These increases were offset in part by decreases in our annualized average return on increased holdings of tax-exempt fixed maturities in our investment portfolio during the first half of 2005 compared to the comparable period a year earlier.
     Net Realized Investment Gains/Losses. Net realized investment gains in the first half of 2005 were $1.1 million, compared to $643,998 for the comparable period in 2004. Impairment charges of $618,882 were recognized in the first half of 2005, compared to impairment charges of $6,650 recognized in the first half of 2004. The impairment charges for both periods were the result of declines in the market value of equity securities that we deemed to be other than temporary. The remaining net realized investment gains and losses in both periods resulted from normal turnover within our investment portfolio.
     Losses and Loss Expenses. Our loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, in the first half of 2005 was 56.0%, compared to 62.7% in the first half of 2004. The commercial lines loss ratio improved to 51.7% in the first half of 2005, compared to 57.0% in the first half of 2004, primarily due to improved experience in our worker’s compensation line of business. The personal lines loss ratio decreased from 66.1% in the first half of 2004 to 58.5% in the first half of 2005 due to decreases in our personal automobile and homeowners loss ratios. Our 2004 loss ratios were impacted by the reduction in earned premiums during the first half of 2004 related to the application of purchase accounting methodology in the acquisitions of Le Mars and Peninsula discussed above.
     Underwriting Expenses. Our expense ratio, which is the ratio of policy acquisition costs and other underwriting expenses to premiums earned, for the first half of 2005 was 33.7%, compared to 29.2% in the first half of 2004. The increase in the first half of 2005 expense ratio reflects increased underwriting-based incentive compensation and an increase in expenses related to the application of purchase accounting methodology in the first half of 2004 related to the acquisitions of Le Mars and Peninsula discussed above. The acquired deferred acquisition costs were netted from unearned premiums as of the purchase date and, as a result, the amortization of these costs was shown as a reduction of earned premiums instead of being shown as a component of expenses in the six months ended June 30, 2004.
     Combined Ratio. The combined ratio was 90.1% and 92.2% for the six months ended June 30, 2005 and 2004, respectively. The combined ratio represents the sum of the loss ratio, expense ratio and dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned. The improvement in the combined ratio was largely attributable to the decrease in the loss ratio for the 2005 period compared to the 2004 period.

     Interest Expense. Interest expense for the first half of 2005 was $1.0 million, compared to $697,426 for the first half of 2004, and reflected an increase in interest expense related to the issuance of $5.2 million of subordinated debentures in May 2004 as well as an increase in average interest rates on our subordinated debentures in the first half of 2005 compared to the comparable period in 2004.
     Income Taxes. Income tax expense was $7.5 million for the first half of 2005, representing an effective tax rate of 30.2%, compared to $5.6 million for the first half of 2004, representing an effective tax rate of 30.1%. The change in effective tax rates is primarily due to tax-exempt interest income representing a smaller proportion of net income before taxes in the 2005 period compared to the 2004 period.
     Net Income and Earnings Per Share. Our net income for the first half of 2005 was $17.3 million, or $.94 per share on a diluted basis, an increase of 32.1% over the income before extraordinary item of $13.1 million, or $.72 per share on a diluted basis, reported for the first half of 2004. The first half of 2004 net income included an extraordinary gain of $5.4 million related to unallocated negative goodwill associated with the Le Mars acquisition. Our fully diluted shares outstanding for the first half of 2005 increased to 18.5 million, compared to 18.1 million for the first half of 2004.
Liquidity and Capital Resources
     Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as they arise. Our major sources of funds from operations are the net cash flows generated from our insurance subsidiaries’ underwriting results, investment income and maturing investments.
     We have historically generated sufficient net positive cash flow from our operations to fund our commitments and build our investment portfolio, thereby increasing future investment returns. The impact of the pooling agreement with the Mutual Company historically has been cash flow positive because of the historical underwriting profitability of the pool. The pool is settled monthly, thereby resulting in cash flows substantially similar to cash flows that would result from the underwriting of direct business. We have not experienced any unusual variations in the timing of claim payments associated with our loss reserves. We maintain a high degree of liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. Our fixed-maturity investment portfolio is structured following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective, thereby providing an additional measure of liquidity to meet our obligations should an unexpected variation occur in the future. Net cash flows provided by operating activities in the first six months of 2005 and 2004 were $21.8 million and $16.1 million, respectively.
     On November 25, 2003, we entered into a credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a four-year $35.0 million unsecured, revolving line of credit. As of June 30, 2005, we have the ability to borrow $35.0 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus between 1.50% and 1.75%, depending on our leverage ratio. In addition, we pay a fee of 0.15% per annum on the loan commitment amount, regardless of usage. The agreement requires our compliance with certain covenants, which include minimum levels of our net worth, leverage ratio and statutory surplus and A.M. Best ratings of our insurance subsidiaries. During the six months ended June 30, 2005, there were no borrowings outstanding under the credit agreement, and we were in compliance with all requirements of the credit agreement.
     The following table shows our expected payments for significant contractual obligations as of June 30, 2005.

		Less
		than 1	1-3	4-5	After 5
($ in thousands)	Total	year	years	years	years
Net liability for unpaid losses and loss expenses	$170,990	$76,648	$78,334	$7,784	$8,224
Subordinated debentures	30,929	—	—	—	30,929

Total contractual obligations	$201,919	$76,648	$78,334	$7,784	$39,153

     The timing of the amounts for the net liability for unpaid losses and loss expenses is estimated based on historical experience and expectations of future payment patterns. However, the timing of these payments may vary significantly from the amounts stated.

     On February 17, 2005, our board of directors declared a four-for-three stock split of our Class A common stock and our Class B common stock in the form of a 33-1/3% stock dividend with a record date of March 1, 2005 and a distribution date of March 28, 2005.
     On July 21, 2005, we declared regular quarterly cash dividends of 10 cents per share for our Class A common stock and 8.5 cents per share for our Class B common stock, payable August 15, 2005 to stockholders of record as of the close of business on August 1, 2005. There are no regulatory restrictions on the payment of dividends to our stockholders, although there are state law restrictions on the payment of dividends from our insurance subsidiaries to us. Our insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis, and are subject to regulations under which payment of dividends from statutory surplus is restricted and may require prior approval of the applicable domiciliary insurance regulatory authorities. Our insurance subsidiaries are subject to risk-based capital (RBC) requirements. At December 31, 2004, our insurance subsidiaries’ capital levels were each substantially above RBC requirements. At January 1, 2005, amounts available for distribution as dividends to us from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities were $16.3 million from Atlantic States, $2.9 from Southern, $1.7 million from Le Mars and $2.3 million from Peninsula, all of which remained available at June 30, 2005.
     As of June 30, 2005, we had no material commitments for capital expenditures.
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
Risk Factors
     The business, results of operations and financial condition, and therefore the value of our common stock, are subject to a number of risks. For a description of certain risks, reference is made to our 2004 annual report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2005.

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
     We have modified our investment mix from December 31, 2004 to June 30, 2005 by shifting from short-term investments to higher yielding tax-exempt fixed maturities. We have also shifted a portion of our taxable fixed maturities into tax-exempt fixed maturities during the first half of 2005 to obtain favorable after-tax yields. We have maintained approximately the same duration of our investment portfolio to our liabilities from December 31, 2004 to June 30, 2005.
     There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2004 through June 30, 2005.
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
None.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
          Our annual meeting of stockholders was held on April 21, 2005 (the “Annual Meeting” or “Meeting”), with the following results:
          The total number of votes represented at the Annual Meeting in person or by proxy was 3,795,702 of the 4,168,998 votes for holders of common stock outstanding and entitled to vote at the Meeting.
          On the resolution to elect Robert S. Bolinger, Patricia A. Gilmartin and Philip H. Glatfelter, II, as Class A directors to serve until the expiration of their respective terms and until their successors are duly elected, the nominees for Director received the number of votes set forth opposite their respective names:

	Number of Votes
	For	Withheld
Robert S. Bolinger	3,570,028	225,674
Patricia A. Gilmartin	3,580,200	215,502
Philip H. Glatfelter, II	3,580,823	214,879
          There were no abstentions or broker non-votes recorded. On the basis of the above vote, Robert S. Bolinger, Patricia A. Gilmartin and Philip H. Glatfelter, II, were elected as Class A Directors to serve until the expiration of their respective terms and until their successors are duly elected.
          On the resolution to approve the Amendment to the 2001 Equity Incentive Plan for Employees, the following votes were received: 3,282,907 votes for the resolution, 268,520 votes against the resolution and 3,206 abstentions. On the basis of such vote, the Amendment to the 2001 Equity Incentive Plan for Employees became effective.
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

DONEGAL GROUP INC.
August 9, 2005	By:	/s/ Donald H. Nikolaus
Donald H. Nikolaus, President
and Chief Executive Officer

August 9, 2005	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Senior Vice President
and Chief Financial Officer