Form 10-Q
period 2005-09-30
DONEGAL GROUP INC
filed 2005-11-09
CIK 800457

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,071,913 shares of Class A Common Stock, par value $0.01 per share, and 4,182,017 shares of Class B Common Stock, par value $0.01 per share, outstanding on October 31, 2005.

Part I. Financial Information.
Item 1. Financial Statements.
Donegal Group Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets

Investments
Fixed maturities
Held to maturity, at amortized cost	$182,017,373	$182,573,784
Available for sale, at fair value	287,889,727	226,757,322
Equity securities, available for sale, at fair value	36,959,631	33,504,976
Investments in affiliates	8,564,968	8,864,741
Short-term investments, at cost, which approximates fair value	15,629,642	47,368,509

Total investments	531,061,341	499,069,332
Cash	3,022,562	7,350,330
Accrued investment income	5,051,980	4,961,173
Premiums receivable	48,760,759	44,266,681
Reinsurance receivable	94,666,832	98,478,657
Deferred policy acquisition costs	24,258,022	22,257,760
Deferred tax asset, net	12,735,753	10,922,440
Prepaid reinsurance premiums	42,239,311	35,907,376
Property and equipment, net	5,443,135	5,508,840
Accounts receivable — securities	1,499,973	1,383,587
Federal income taxes recoverable	558,157	3,468,506
Due from affiliate	1,928,391	—
Other	1,678,924	1,840,719

Total assets	$772,905,140	$735,415,401

Liabilities and Stockholders’ Equity

Liabilities
Losses and loss expenses	$263,277,142	$267,190,060
Unearned premiums	193,377,774	174,458,423
Accrued expenses	13,896,182	13,413,518
Reinsurance balances payable	2,020,816	1,716,372
Cash dividends declared to stockholders	—	1,566,995
Subordinated debentures	30,929,000	30,929,000
Accounts payable — securities	2,351,625	—
Due to affiliate	—	240,680
Drafts payable	645,363	1,278,433
Other	1,351,552	1,917,606

Total liabilities	507,849,454	492,711,087

Stockholders’ Equity
Preferred stock, $1.00 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 30,000,000 shares, issued 13,929,336 and 13,864,049 shares and outstanding 13,820,638 and 13,755,351 shares	139,293	138,640	*
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 4,236,366 shares and outstanding 4,182,017 shares	42,364	42,364	*
Additional paid-in capital	135,430,989	131,980,264
Accumulated other comprehensive income	2,446,695	4,749,965
Retained earnings	127,888,093	106,684,829	*
Treasury stock	(891,748)	(891,748)

Total stockholders’ equity	265,055,686	242,704,314

Total liabilities and stockholders’ equity	$772,905,140	$735,415,401

*	All 2004 capital accounts and share information have been restated for 4-for-3 stock split as discussed in footnote 1.
See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Revenues:
Net premiums earned	$219,784,658	$196,156,262
Investment income, net of investment expenses	13,312,933	11,640,506
Net realized investment gains	1,235,248	1,092,365
Lease income	708,008	662,958
Installment payment fees	3,096,746	2,755,645

Total revenues	238,137,593	212,307,736

Expenses:
Net losses and loss expenses	122,417,355	122,617,533
Amortization of deferred policy acquisition costs	35,291,000	28,248,000
Other underwriting expenses	37,914,521	31,098,310
Policy dividends	1,180,416	865,756
Interest	1,629,861	1,114,225
Other expenses	1,179,366	1,463,149

Total expenses	199,612,519	185,406,973

Income before income tax expense and extraordinary item	38,525,074	26,900,763
Income tax expense	11,427,554	7,957,054

Income before extraordinary item	27,097,520	18,943,709
Extraordinary gain — unallocated negative goodwill	—	5,445,670

Net income	$27,097,520	$24,389,379

Basic earnings per common share:
Income before extraordinary item	$1.51	$1.09	*
Extraordinary item	—	0.31	*

Net income	$1.51	$1.40	*

Diluted earnings per common share:
Income before extraordinary item	$1.46	$1.04	*
Extraordinary item	—	0.30	*

Net income	$1.46	$1.34	*

Consolidated Statements of Comprehensive Income
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Net income	$27,097,520	$24,389,379
Other comprehensive loss, net of tax
Unrealized losses on securities:
Unrealized holding loss during the period, net of income tax	(1,500,359)	(27,574)
Reclassification adjustment, net of income tax	(802,911)	(710,037)

Other comprehensive loss	(2,303,270)	(737,611)

Comprehensive income	$24,794,250	$23,651,768

*	All 2004 per share information has been restated for 4-for-3 stock split as discussed in footnote 1.
See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,
	2005	2004
Revenues:
Net premiums earned	$74,584,045	$67,958,382
Investment income, net of investment expenses	4,548,837	4,017,915
Net realized investment gains	124,896	448,367
Lease income	242,495	223,715
Installment payment fees	1,066,182	965,274

Total revenues	80,566,455	73,613,653

Expenses:
Net losses and loss expenses	41,071,801	42,285,455
Amortization of deferred policy acquisition costs	12,069,000	9,961,000
Other underwriting expenses	12,269,717	11,941,415
Policy dividends	572,344	403,990
Interest	588,360	416,799
Other expenses	289,686	382,066

Total expenses	66,860,908	65,390,725

Income before income tax expense	13,705,547	8,222,928
Income tax expense	3,928,390	2,336,042

Net income	$9,777,157	$5,886,886

Net income per common share:
Basic	$0.54	$0.33	*

Diluted	$0.52	$0.32	*

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,
	2005	2004
Net income	$9,777,157	$5,886,886
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities:
Unrealized holding gain (loss) during the period, net of income tax	(1,645,915)	3,408,235
Reclassification adjustment, net of income tax	(81,182)	(291,438)

Other comprehensive income (loss)	(1,727,097)	3,116,797

Comprehensive income	$8,050,060	$9,003,683

*	All 2004 per share information has been restated for 4-for-3 stock split as discussed in footnote 1.
See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)
Nine Months Ended September 30, 2005

						Accumulated
					Additional	Other			Total
					Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Capital	Income	Earnings	Stock	Equity
Balance, December 31, 2004 *	13,864,049	4,236,366	$138,640	$42,364	$131,980,264	$4,749,965	$106,684,829	$(891,748)	$242,704,314

Issuance of common stock	38,396		384		670,415				670,799

Net income							27,097,520		27,097,520

Cash dividends							(3,485,322)		(3,485,322)

Exercise of stock options	26,891		269		271,079				271,348

Grant of stock options					2,408,934		(2,408,934)		—

Tax benefit on exercise of stock options					100,297				100,297

Other comprehensive loss						(2,303,270)			(2,303,270)

Balance, September 30, 2005	13,929,336	4,236,366	$139,293	$42,364	$135,430,989	$2,446,695	$127,888,093	$(891,748)	$265,055,686

*	All 2004 capital accounts and share information have been restated for 4-for-3 stock split as discussed in footnote 1.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash Flows from Operating Activities:
Net income	$27,097,520	$24,389,379

Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary gain — unallocated negative goodwill	—	(5,445,670)
Depreciation and amortization	2,259,065	2,003,924
Realized investment gains	(1,235,248)	(1,092,365)
Changes in assets and liabilities:
Losses and loss expenses	(3,912,918)	11,984,053
Unearned premiums	18,919,351	22,614,676
Premiums receivable	(4,494,078)	(6,118,778)
Deferred acquisition costs	(2,000,262)	(5,425,127)
Deferred income taxes	(573,091)	(510,529)
Reinsurance receivable	3,811,825	(6,610,893)
Prepaid reinsurance premiums	(6,331,935)	(5,501,049)
Accrued investment income	(90,807)	(329,011)
Due from affiliate	(2,169,071)	(2,990,039)
Reinsurance balances payable	304,444	291,639
Current income taxes	3,010,646	(1,224,558)
Accrued expenses	482,664	376,815
Other, net	(1,037,328)	1,217,554

Net adjustments	6,943,257	3,240,642

Net cash provided by operating activities	34,040,777	27,630,021

Cash Flows from Investing Activities:
Purchase of fixed maturities:
Held to maturity	(9,747,396)	(63,631,534)
Available for sale	(121,513,555)	(70,851,891)
Purchase of equity securities, available for sale	(14,628,556)	(22,502,224)
Maturity of fixed maturities:
Held to maturity	8,748,151	18,592,705
Available for sale	14,458,997	46,319,357
Sale of fixed maturities:
Held to maturity	860,000	—
Available for sale	42,313,754	27,813,196
Sale of equity securities, available for sale	14,084,732	11,260,915
Purchase of Le Mars Insurance Company	—	(11,816,523)
Purchase of Peninsula Insurance Group	—	(21,912,629)
Net decrease in investment in affiliates	69,399	230,714
Net purchases of property and equipment	(642,768)	(579,325)
Net sales of short-term investments	31,738,867	54,345,529

Net cash used in investing activities	(34,258,375)	(32,731,710)

Cash Flows from Financing Activities:
Cash dividends paid	(5,052,317)	(4,438,375)
Issuance of common stock	942,147	4,949,045
Issuance of subordinated debentures	—	5,155,000

Net cash provided by (used in) financing activities	(4,110,170)	5,665,670

Net increase (decrease) in cash	(4,327,768)	563,981
Cash at beginning of period	7,350,330	5,908,521

Cash at end of period	$3,022,562	$6,472,502

Cash paid during period — Interest	$1,571,275	$1,079,979
Net cash paid during period — Taxes	$8,950,000	$9,405,000
See accompanying notes to consolidated financial statements.

DONEGAL GROUP INC. AND SUBSIDIARIES
(Unaudited)
Summary Notes to Consolidated Financial Statements
1 — Organization
     We were organized as an insurance holding company by Donegal Mutual Insurance Company (the “Mutual Company”) on August 26, 1986. We operate predominantly as an underwriter of personal and commercial lines of property and casualty insurance through our insurance subsidiaries. Our personal lines products consist primarily of homeowners and private passenger automobile policies. Our commercial lines products consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies. Our insurance subsidiaries, Atlantic States Insurance Company (“Atlantic States”), Southern Insurance Company of Virginia (“Southern”), Le Mars Insurance Company (“Le Mars”) and the Peninsula Insurance Group (“Peninsula”), which consists of Peninsula Indemnity Company and The Peninsula Insurance Company, write personal and commercial lines of property and casualty insurance exclusively through a network of independent insurance agents in certain Mid-Atlantic, Midwest and Southern states. The Mutual Company and we conduct our business together with our insurance subsidiaries as the Donegal Insurance Group. We also own approximately 48% of the outstanding stock of Donegal Financial Services Corporation (“DFSC”), a thrift holding company that owns Province Bank FSB. The Mutual Company owns the remaining approximately 52% of the outstanding stock of DFSC.
     At September 30, 2005, the Mutual Company held approximately 42% of our outstanding Class A common stock and approximately 66% of our outstanding Class B common stock. We refer to the Mutual Company and our insurance subsidiaries as the Donegal Insurance Group.
     Atlantic States, our largest subsidiary, and the Mutual Company have a pooling agreement under which both companies proportionately share their combined underwriting results, excluding certain reinsurance assumed by the Mutual Company from our insurance subsidiaries. See Note 4 – Reinsurance for more information regarding the pooling agreement.
     We acquired all of the outstanding stock of Le Mars as of January 1, 2004 for approximately $12.9 million in cash, including payment of the principal amount of a surplus note ($4.0 million) and accrued interest ($392,740) to the Mutual Company. The operating results of Le Mars have been included in our consolidated financial statements since January 1, 2004. In applying United States generally accepted accounting principles (“GAAP”) purchase accounting standards as of January 1, 2004, we recognized an extraordinary gain in the amount of $5.4 million related to unallocated negative goodwill resulting from this acquisition. A substantial portion of this unallocated negative goodwill was generated by the recognition of anticipated federal income tax benefits that we expect to realize over the allowable twenty-year carryover period by offsetting the net operating loss carryover obtained as part of the acquisition of Le Mars against taxable income generated by our consolidated affiliates. Other factors that generated negative goodwill included favorable operating results and increases in the market values of invested assets in the period between the valuation date and the acquisition date.
     As of January 1, 2004, we purchased all of the outstanding stock of Peninsula Indemnity Company and The Peninsula Insurance Company, both of which are organized under Maryland law, with headquarters in Salisbury, Maryland, from Folksamerica Holding Company, Inc. (“Folksamerica”), a part of the White Mountains Insurance Group, Ltd., for a price in cash equal to 107.5% of Peninsula’s GAAP stockholders’ equity as of the closing of the acquisition, or approximately $23.4 million. The operating results of Peninsula have been included in our consolidated financial statements since January 1, 2004. We recorded goodwill of $449,968 related to this acquisition, none of which is expected to be deductible for federal income tax purposes. Pursuant to the terms of the purchase agreement with Folksamerica, Folksamerica has guaranteed us against certain deficiencies in excess of $1.5 million in the loss and loss expense reserves of Peninsula as of January 1, 2004. Any such deficiencies will be based on a final actuarial review of the development of such reserves to be conducted four years after January 1, 2004. The maximum obligation of Folksamerica to us under this guarantee is $4.0 million.
     On February 17, 2005, our board of directors declared a four-for-three stock split of our Class A common stock and our Class B common stock in the form of a 33-1/3% stock dividend with a record date of

March 1, 2005 and a distribution date of March 28, 2005. The capital stock accounts, all share amounts and earnings per share amounts for 2004 have been restated to reflect this stock split.
     Effective as of September 21, 2005, certain members of the Donegal Insurance Group entered into an Acquisition Rights Agreement with The Shelby Insurance Company and Shelby Casualty Insurance Company (together, “Shelby”), part of Vesta Insurance Group, Inc. The agreement grants those members the right, at their discretion and subject to their traditional underwriting and agency appointment standards, to offer renewal or replacement policies to the holders of Shelby’s personal lines policies in Pennsylvania, Tennessee and Alabama, in connection with Shelby’s plans of withdrawal from those three states. As part of the agreement, the Donegal Insurance Group will pay specified amounts to Shelby based on the direct premiums written by the Donegal Insurance Group on the renewal and replacement policies it issues. Renewal and replacement policies will be offered for policies issued on or after January 1, 2006. Thus, the agreement will have no impact on our 2005 operating results.
2 — Basis of Presentation
     The financial information for the interim periods included herein is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods included herein. Our results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of our results of operations to be expected for the twelve months ending December 31, 2005.
     These interim financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2004.
     Certain amounts in our 2004 consolidated financial statements have been reclassified to conform to the current year presentation.
3 — Earnings Per Share
     The computation of basic and diluted earnings per share is as follows:

		Effect of
		Stock
	Basic	Options	Diluted
Three Months Ended September 30:

2005
Net income	$9,777,157	$—	$9,777,157

Weighted average shares outstanding	17,993,174	679,157	18,672,331

Earnings per common share:
Net income	$0.54	$(0.02)	$0.52

2004
Net income	$5,886,886	$—	$5,886,886

Weighted average shares outstanding	17,640,012	566,362	18,206,374

Earnings per common share:
Net income	$0.33	$(0.01)	$0.32

		Effect of
		Stock
	Basic	Options	Diluted
Nine Months Ended September 30:

2005
Net income	$27,097,520	$—	$27,097,520

Weighted average shares outstanding	17,971,806	589,191	18,560,997

Earnings per common share:
Net income	$1.51	$(0.05)	$1.46

2004
Income before extraordinary item	$18,943,709	$—	$18,943,709
Extraordinary item	5,445,670	—	5,445,670

Net income	$24,389,379	$—	$24,389,379

Weighted average shares outstanding	17,448,265	678,866	18,127,131

Earnings per common share:
Income before extraordinary item	$1.09	$(0.05)	$1.04
Extraordinary item	0.31	(0.01)	0.30

Net income	$1.40	$(0.06)	$1.34

The following options to purchase shares of Class A common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price during the relevant period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Number of shares	—	22,000	—	22,000

4 — Reinsurance
     In the mid-1980’s, the Mutual Company, like a number of other mutual property and casualty insurance companies, recognized the need to develop additional sources of capital and surplus to remain competitive, have the capacity to expand its business and assure its long-term viability. The Mutual Company, again like a number of other mutual property and casualty insurance companies, determined to implement a downstream holding company structure as a strategic response. Thus, in 1986, we were formed by the Mutual Company as a downstream holding company, then wholly owned by the Mutual Company, and Atlantic States was formed as our wholly owned subsidiary. As part of the implementation of this strategy, the Mutual Company and Atlantic States entered into a pooling agreement in 1986, whereby each company contributed all of its direct written business to the pool and the pool then allocated a portion of the pooled business to each company. The portion of the pooled business allocated to each company was commensurate with its capital and surplus and its capacity to obtain additional capital and surplus. The consideration to the Mutual Company for entering into the pooling agreement was its ownership of our capital stock and the expectation that the Mutual Company’s surplus would increase over time as the value of its ownership interest in us increased.
     Since 1986, we have effected three public offerings, a major purpose of which was to provide capital for Atlantic States and our other insurance subsidiaries and to fund acquisitions. As Atlantic States received additional capital, its underwriting capacity significantly increased. Thus, as originally planned in the mid-1980’s, Atlantic States had the capital necessary to support the growth of its direct business and increases in the amount and percentage of business it assumes from the pool. As a result, the participation of Atlantic

States in the inter-company pool has increased periodically from its initial 30% participation in 1986 to its current 70% participation, and the size of the pool has steadily increased. The corresponding benefit to the Mutual Company has been the substantial increase in the Mutual Company’s surplus and the significant growth of its overall business. For example, the statutory surplus of the Mutual Company has increased from $21.5 million as of December 31, 1986 to $92.8 million as of December 31, 2004, principally as a result of the growth in the value of its ownership interest in us.
     Our insurance operations are interrelated with the insurance operations of the Mutual Company, and, while maintaining the separate corporate existence of each company, the Mutual Company and we conduct our insurance business together with our other insurance subsidiaries as the Donegal Insurance Group. As such, the Mutual Company and we share the same business philosophy, management, employees and facilities and offer the same types of insurance products. We do not anticipate any changes in the pooling agreement with the Mutual Company, including changes in Atlantic States’ pool participation level in the foreseeable future.
     The risk profiles of the business written by Atlantic States and the Mutual Company historically have been, and continue to be, substantially similar. The products, classes of business underwritten, pricing practices and underwriting standards of both companies are determined and administered by the same management and underwriting personnel. Further, as the Donegal Insurance Group, the companies share a combined business plan to achieve market penetration and underwriting profitability objectives. The products marketed by Atlantic States and the Mutual Company are generally complementary, thereby allowing Donegal Insurance Group to offer a broader range of products to a given market and to expand Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account. Distinctions within the products of the respective companies generally relate to specific risk profiles targeted within similar classes of business, such as preferred tier versus standard tier products, but not all of the standard risk gradients are allocated to one company. Therefore, the underwriting profitability of the business directly written by the individual companies will vary. However, as the risk characteristics of all business written directly by both companies are homogenized within the pool and each company shares the results according to its participation level, we realize 70% of the underwriting profitability of the pool (because of our 70% participation in the pool), while the Mutual Company realizes 30% of the underwriting profitability of the pool (because of the Mutual Company’s 30% participation in the pool). Pooled business represents the predominant percentage of the net underwriting activity of both participating companies.
     Atlantic States, Southern and the Mutual Company purchase third-party reinsurance on a combined basis. Le Mars and Peninsula have separate third-party reinsurance programs that provide similar types of coverage and that are commensurate with their relative size and exposures. We use several different reinsurers, all of which, consistent with our requirements, have an A.M. Best rating of A- (Excellent) or better or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A- rating. The following information relates to the external reinsurance Atlantic States, Southern and the Mutual Company purchase:
•	“excess of loss reinsurance,” under which our losses are automatically reinsured, through a series of contracts, over a set retention ($400,000 retention for 2005 with us having a 10% participation for losses up to $1.0 million), and

•	“catastrophic reinsurance,” under which we recover, through a series of contracts, between 95% and 100% of an accumulation of many losses resulting from a single event, including natural disasters, over a set retention ($3.0 million retention for 2005).
The amount of coverage provided under each of these types of reinsurance depends upon the amount, nature, size and location of the risks being reinsured. The Mutual Company and we also purchase facultative reinsurance to cover exposures from losses that exceed the limits provided by our respective treaty reinsurance.
     In addition to the pooling agreement and third-party reinsurance, Atlantic States, Southern, Le Mars and Peninsula have various reinsurance agreements with the Mutual Company. These agreements include:
•	catastrophe reinsurance agreements with Atlantic States, Le Mars and Southern,

•	an excess of loss reinsurance agreement with Southern,

•	a workers’ compensation reallocation agreement with Southern,

•	a quota-share reinsurance agreement with Peninsula (effective August 1, 2005), and

•	a quota-share reinsurance agreement with Southern (effective October 1, 2005).
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
     Effective August 1, 2005, the Mutual Company entered into a quota-share reinsurance agreement with Peninsula whereby the Mutual Company assumes 100% of the premiums and losses related to the Pennsylvania workers’ compensation product line of Peninsula Indemnity Company
     Effective October 1, 2005, the Mutual Company entered into a quota-share reinsurance agreement with Southern whereby Southern assumes 100% of the premiums and losses related to personal lines products offered in Virginia by the Mutual Company through the use of its automated policy quoting and issuance system.
     There were no significant changes to the pooling agreement, third-party reinsurance or other reinsurance agreements with the Mutual Company during the nine months ended September 30, 2005 and 2004.
5 — Segment Information
     We evaluate the performance of our personal lines and commercial lines segments based upon underwriting results as determined under statutory accounting principles prescribed or permitted by various state insurance departments (“SAP”), which is used by management to measure performance for our total business. Financial data by segment is as follows:

	Three Months Ended
	September 30,
	2005	2004
	($ in thousands)
Revenues:
Premiums earned:
Commercial lines	$28,789	$25,564
Personal lines	45,795	42,742

Net SAP premiums earned	74,584	68,306
GAAP adjustments	—	(348)

Net GAAP premiums earned	74,584	67,958
Net investment income	4,549	4,018
Realized investment gains	125	448
Other	1,308	1,190

Total revenues	$80,566	$73,614

Income before income taxes:
Underwriting income (loss):
Commercial lines	$5,894	$2,917
Personal lines	2,291	(75)

SAP underwriting income	8,185	2,842
GAAP adjustments	416	525

GAAP underwriting income	8,601	3,367
Net investment income	4,549	4,018
Realized investment gains	125	448
Other	431	390

Income before income taxes	$13,706	$8,223

	Nine Months Ended
	September 30,
	2005	2004
	($ in thousands)
Revenues:
Premiums earned:
Commercial lines	$84,562	$73,026
Personal lines	135,223	126,190

Net SAP premiums earned	219,785	199,216
GAAP adjustments	—	(3,060)

Net GAAP premiums earned	219,785	196,156
Net investment income	13,313	11,641
Realized investment gains	1,235	1,092
Other	3,805	3,419

Total revenues	$238,138	$212,308

Income before income taxes and extraordinary item:
Underwriting income:
Commercial lines	$13,089	$8,010
Personal lines	8,538	2,959

SAP underwriting income	21,627	10,969
GAAP adjustments	1,355	2,358

GAAP underwriting income	22,982	13,327
Net investment income	13,313	11,641
Realized investment gains	1,235	1,092
Other	995	841

Income before income taxes and extraordinary item	$38,525	$26,901

6— Subordinated Debentures
     On May 15, 2003, we received $15.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on May 15, 2033 and are callable at our option, at par, after five years. The debentures carry an interest rate equal to the three-month LIBOR rate plus 4.10%, which is adjustable quarterly. At September 30, 2005, the interest rate on the debentures was 7.89%.
     On October 29, 2003, we received $10.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on October 29, 2033 and are callable at our option, at par, after five years. The debentures carry an interest rate equal to the three-month LIBOR rate plus 3.85%, which is adjustable quarterly. At September 30, 2005, the interest rate on the debentures was 7.53%.
     On May 24, 2004, we received $5.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on May 24, 2034 and are callable at our option, at par, after five years. The debentures carry an interest rate equal to the three-month LIBOR rate plus 3.85%, which is adjustable quarterly. At September 30, 2005, the interest rate on the debentures was 7.68%.
7— Stock–Based Compensation Plans
     Effective July 1, 2000, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 44 (FIN No. 44), “Accounting for Certain Transactions involving Stock Compensation,” and Emerging Issues Task Force Issue No. 00-23 (EITF 00-23), “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees, and FIN No. 44, Accounting for Certain Transactions involving Stock Compensation.” Pursuant to FIN No. 44, APB Opinion No. 25 does not apply in the separate financial statements of a subsidiary with regard to the accounting for stock compensation granted by the subsidiary to employees of the parent or another subsidiary. EITF 00-23 states that when employees of a controlling entity are granted stock compensation, the entity granting the stock compensation should measure the fair value of the award at the grant date and recognize the fair value as a dividend to the controlling entity. These provisions apply to us, because the Mutual Company is the employer of record for substantially all employees that provide services to us and we grant stock options to certain of those employees.

     We account for stock-based director compensation plans under the provisions of APB Opinion No. 25 and related interpretations. During 2001, we adopted an Equity Incentive Plan for Directors that made 266,667 shares of Class A common stock available for issuance. Awards may be made in the form of stock options, and the plan also provides for the issuance of 233 shares of restricted stock to each director on the first business day of January in each year. No director compensation in the form of stock options is reflected in income, as all options granted under those plans had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of the grant.
     The following table illustrates the effect on net income and earnings per share as if we had applied the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (as amended by SFAS No. 148), “Accounting for Stock-Based Compensation.”

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	($ in thousands, except per share data)
Net income, as reported	$9,777	$5,887	$27,098	$24,389

Less:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(26)	(4)	(33)	(11)

Pro forma net income	$9,751	$5,883	$27,065	$24,378

Basic earnings per share:
As reported	$0.54	$0.33	$1.51	$1.40
Pro forma	$0.54	$0.33	$1.51	$1.40

Diluted earnings per share:
As reported	$0.52	$0.32	$1.46	$1.34
Pro forma	$0.52	$0.32	$1.46	$1.34
8— Impact of New Accounting Standards
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” a revision of SFAS No. 123 and superseding APB Opinion No. 25. SFAS No. 123(R) requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. In April 2005, the Securities and Exchange Commission delayed the effective date of SFAS No. 123(R) and stated that the provisions of SFAS No. 123(R) are now effective for annual reporting periods beginning after June 15, 2005. We are required to adopt SFAS No. 123(R) in the first quarter of 2006. Upon adoption, the pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. We are evaluating the alternatives allowed under the standard, and we expect the adoption of SFAS No. 123(R) to result in amounts that are similar to the current pro forma disclosures under SFAS No. 123 for all share-based payment transactions through September 30, 2005. The impact of any future share-based payment transactions on our financial position or results of operations cannot be determined. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 15, 2005.
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
Critical Accounting Policies and Estimates
     Our financial statements are combined with those of our insurance subsidiaries and are presented on a consolidated basis in accordance with GAAP.
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
Liability for Losses and Loss Expenses
     Liabilities for losses and loss expenses are estimates at a given point in time of the amounts an insurer expects to pay with respect to policyholder claims based on facts and circumstances then known. An insurer recognizes at the time of establishing its estimates that its ultimate liability for losses and loss expenses will exceed or be less than such estimates. Our estimates of liabilities for losses and loss expenses are based on assumptions as to future loss trends and expected claims severity, judicial theories of liability and other factors. However, during the loss adjustment period, we may learn additional facts regarding individual claims, and consequently it often becomes necessary to refine and adjust our estimates of our liability. We reflect any adjustments to our liabilities for losses and loss expenses in our operating results in the period in which the changes in estimates are made.
     We maintain liabilities for the payment of losses and loss expenses with respect to both reported and unreported claims. Liabilities for loss expenses are intended to cover the ultimate costs of settling all losses, including investigation and litigation costs from such losses. We base the amount of liability for reported losses primarily upon a case-by-case evaluation of the type of risk involved, knowledge of the circumstances surrounding each claim and the insurance policy provisions relating to the type of loss. We determine the amount of our liability for unreported claims and loss expenses on the basis of historical information by line of insurance. We account for inflation in the reserving function through analysis of costs and trends, and reviews of historical reserving results. We closely monitor our liabilities and recompute them periodically using new information on reported claims and a variety of statistical techniques. Our liabilities for losses are not discounted.
     Reserve estimates can change over time because of unexpected changes in assumptions related to our external environment and, to a lesser extent, assumptions as to our internal operations. Assumptions related to our external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and stability in economic conditions and the rate of loss cost inflation. For example, we have experienced a decrease in claims frequency on bodily injury liability claims during the past several years while claims severity has gradually increased. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on bodily injury claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and closure rates and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business, and consistency in reinsurance coverage and collectibility of reinsured losses, among other items. To the extent we determine that underlying factors impacting our assumptions have changed, we attempt to make appropriate adjustments for such changes in our reserves. Accordingly, our ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at September 30, 2005. For every 1% change in our estimate for loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $1.7 million.
     The establishment of appropriate liabilities is an inherently uncertain process, and there can be no assurance that our ultimate liability will not exceed our loss and loss expense reserves and have an adverse effect on our results of operations and financial condition. Furthermore, the timing, frequency and extent of adjustments to our estimated future liabilities cannot be predicted, since the historical conditions and events that serve as a basis for our estimates of ultimate claim costs may change. As is the case for substantially all property and casualty insurance companies, we have found it necessary in the past to increase our estimated future liabilities for losses and loss expenses in certain periods, and in other periods our estimates have exceeded our actual liabilities. We recognized an increase (decrease) in our liability for losses and loss expenses of ($7.2 million), $(450,110) and $6.8 million in 2004, 2003 and 2002, respectively. Further adjustments could be required in the future. However, on the basis of our internal procedures, which analyze, among other things, our prior assumptions, our experience with similar cases and historical trends such as reserving patterns, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes, we believe that we have made adequate provision for our liability for losses and loss expenses.
     Because of our participation in the pool with the Mutual Company, we are exposed to adverse loss development on the business of the Mutual Company included in the pool. However, pooled business represents the predominant percentage of the net underwriting activity of both companies, and the Mutual Company and we would proportionately share any adverse risk development of the pooled business. The business in the pool is homogenous (i.e., we have a 70% share of the entire pool and the Mutual Company has a 30% share of the entire pool). Since substantially all of the business of Atlantic States and the Mutual Company is pooled and the results shared by each company according to its participation level under the terms of the pooling agreement, the underwriting pool is intended to produce a more uniform and stable underwriting result from year to year for each company than they would experience individually and to spread the risk of loss among each company.

     Our liability for losses and loss expenses by major line of business as of September 30, 2005 consisted of the following:

(dollars in thousands)
Commercial lines:
Automobile	$21,935
Workers’ compensation	39,681
Commercial multi-peril	29,330
Other	3,197

Total commercial lines	94,143

Personal lines:
Automobile	64,110
Homeowners	10,372
Other	1,917

Total personal lines	76,399

Total commercial and personal lines	170,542
Plus reinsurance recoverable	92,735

Total liability for losses and loss expenses	$263,277

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

	Adjusted Loss and		Adjusted Loss and
	Loss Expense	Percentage	Loss Expense	Percentage
Change in Loss	Reserves Net of	Change	Reserves Net of	Change
and Loss Expense	Reinsurance as of	in Equity as of	Reinsurance as of	in Equity as of
Reserves Net of	September 30,	September 30,	December 31,	December 31,
Reinsurance	2005	2005(1)	2004	2004(1)
(dollars in thousands)
(10.0)%	$153,488	4.2%	$154,288	4.6%
(7.5)	157,751	3.1	158,574	3.4
(5.0)	162,015	2.1	162,859	2.3
(2.5)	166,278	1.0	167,145	1.1
Base	170,542	—	171,431	—
2.5	174,806	-1.0	175,717	-1.1
5.0	179,069	-2.1	180,003	-2.3
7.5	183,333	-3.1	184,288	-3.4
10.0	187,596	-4.2	188,574	-4.6

(1)	Net of income tax effect.
Investments
     We make estimates concerning the valuation of our investments and the recognition of other than temporary declines in the value of our investments. When we consider the decline in value of an individual investment to be other than temporary, we write down the investment to its estimated net realizable value, and the amount of the write-down is reflected as a realized loss in our statement of income. We individually monitor all investments for other than temporary declines in value. Generally, if an individual equity security has depreciated in value by more than 20% of original cost, and has been in an unrealized loss position for more than six months, we assume there has been an other than temporary decline in value. With respect to debt securities, we assume there has been an other than temporary decline in value if it is probable that contractual payments will not be received. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including the fair value of the investment being significantly below its cost, the deteriorating financial condition of the issuer of a security, the occurrence of industry, company and geographic events that have negatively impacted the value of a security or rating agency downgrades. In our determination, no investments trading below cost had declined on an other than temporary basis during the third quarter of 2005.
     Our investments in available-for-sale fixed maturity and equity securities are presented at estimated fair value, which generally represents quoted market prices.
     There were no sales or transfers from the held to maturity portfolio in the third quarter of 2005.
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
Guaranty Fund Liability Accruals
     We make estimates of our insurance subsidiaries’ liabilities for guaranty fund and other assessments resulting from insurance company insolvencies in states in which our insurance subsidiaries are licensed. Generally, an insurer is subject to assessment, depending upon its market share of a given line of business, to assist in the payment of unpaid claims and related costs of insolvent insurance companies. We generally record our liability for such assessments as we write premiums upon which those assessments are based. As a result of several large insolvencies in recent years, we have received significant assessments for several of our lines of business. Estimates in the determination of guaranty fund liability accruals have not shown material variability because of uncertainties in applying accounting principles or as a result of sensitivities to changes in key assumptions.
Results of Operations — Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
     Net Premiums Written. Net premiums written for the three months ended September 30, 2005 were $77.6 million, an increase of $6.5 million, or 9.1%, over the comparable period in 2004. Commercial lines net premiums written increased $3.5 million, or 14.2%, in the third quarter of 2005 compared to the comparable period in 2004. Personal lines net premiums written increased $3.0 million, or 6.5%, in the third quarter of 2005 compared to the comparable period in 2004. We have benefited during these periods from premium increases by our insurance subsidiaries that have resulted from rate filings approved by insurance regulatory authorities. These increases related primarily to private passenger automobile, commercial multi-peril, workers’ compensation and homeowners lines of business realized in most of the states in which we operate. In addition to pricing increases, we have also benefited from organic growth in most of the states in which we operate.
     Net Premiums Earned. Net premiums earned increased to $74.6 million for the third quarter of 2005, an increase of $6.6 million, or 9.7%, over the third quarter of 2004. Premiums are earned, or recognized as revenue, over the terms of our policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding twelve-month period compared to the comparable period one year earlier. Net premiums earned and amortization of deferred policy acquisition costs decreased $347,662 during the third quarter of 2004 because of the application of purchase accounting methodology in the acquisitions of Le Mars and Peninsula. Acquired deferred acquisition costs were netted from unearned premiums as of January 1, 2004. Since these costs were incurred prior to January 1, 2004, they were netted from the associated deferred revenues in estimating the fair value of the unearned premiums assumed in the acquisitions. As a result, the normal amortization of these costs was shown as a reduction of net premiums earned in the three months ended September 30, 2004. The amortization of deferred acquisition costs was correspondingly reduced, so that there was no impact on net income for the third quarter of 2004.
     Investment Income. For the three months ended September 30, 2005, our net investment income increased 12.5% to $4.5 million, compared to $4.0 million for the comparable period one year ago. An increase in average invested assets from $487.6 million in the third quarter of 2004 to $529.4 million in the third quarter of 2005 and an increase in the annualized average return on investments from 3.3% for the third quarter of 2004 to 3.4% for the third quarter of 2005 accounted for the increase in net investment income. The increase in our annualized average return reflects a shift from short-term investments to higher yielding fixed maturities in our investment portfolio as well as higher short-term interest rates during the third quarter of 2005 compared to the comparable period a year earlier. These increases were offset in part by decreases in our annualized average return on increased holdings of tax-exempt fixed maturities in our investment portfolio during the third quarter of 2005 compared to the comparable period a year earlier. The increased holdings of tax-exempt fixed maturities in 2005 resulted from a shift from taxable to tax-exempt fixed maturities in order to obtain more favorable after-tax yields.
     Net Realized Investment Gains/Losses. Net realized investment gains in the third quarter of 2005 were $124,896, compared to $448,367 for the comparable period in 2004. No impairment charges were recognized in either period. The net realized investment gains and losses in both periods resulted from normal turnover within our investment portfolio.
     Losses and Loss Expenses. Our loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, in the third quarter of 2005 was 55.1%, compared to 62.2% in the third quarter of 2004. Our commercial lines loss ratio improved to 46.4% in the third quarter of 2005, compared to 56.1% in the third quarter of 2004, primarily due to improved experience in our commercial multi-peril line of business. Our personal lines loss ratio decreased from 66.2% in the third quarter of 2004 to 60.5% in the third quarter of 2005 due to decreases in our personal automobile and homeowners loss ratios primarily related to decreased claim frequency in those lines of business. We incurred relatively few claims totaling approximately $250,000 in the third quarter of 2005 as a result of Hurricanes Katrina and Rita. Our loss ratio in the third quarter of 2004 was impacted by a series of severe weather events, with cumulative property losses from severe weather events totaling approximately $3.2 million. Our 2004 loss ratios were also impacted by the reduction in earned premiums during the third quarter of 2004 related to the application of purchase accounting methodology in the acquisitions of Le Mars and Peninsula discussed above.
     Underwriting Expenses. Our expense ratio, which is the ratio of policy acquisition costs and other underwriting expenses to premiums earned, for the third quarter of 2005 was 32.6%, compared to 32.2% in the third quarter of 2004. The increase in the third quarter of 2005 expense ratio reflects increased underwriting-based incentive compensation and an increase in expenses related to the application of purchase accounting methodology in the third quarter of 2004 related to the acquisitions of Le Mars and Peninsula discussed above. The acquired deferred acquisition costs were netted from unearned premiums as of the purchase date and, as a result, the amortization of these costs was shown as a reduction of earned premiums instead of being shown as a component of expenses in the three months ended September 30, 2004.
     Combined Ratio. The combined ratio was 88.5% and 95.0% for the three months ended September 30, 2005 and 2004, respectively. The combined ratio represents the sum of the loss ratio, expense ratio and dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned. The improvement in the combined ratio was largely attributable to the decrease in the loss ratio for the 2005 period compared to the 2004 period.
     Interest Expense. Interest expense for the third quarter of 2005 was $588,360, compared to $416,799 for the third quarter of 2004, and reflected an increase in average interest rates on our subordinated debentures in the third quarter of 2005 compared to the comparable period in 2004.
     Income Taxes. Income tax expense was $3.9 million for the third quarter of 2005, representing an effective tax rate of 28.7%, compared to $2.3 million for the third quarter of 2004, representing an effective tax rate of 28.4%. The change in effective tax rates is primarily due to tax-exempt interest income representing a smaller proportion of income before income tax expense in the 2005 period compared to the 2004 period.
     Net Income and Earnings Per Share. Our net income for the third quarter of 2005 was $9.8 million, or $.52 per share on a diluted basis, an increase of 66.1% over the net income of $5.9 million, or $.32 per share on a diluted basis, reported for the third quarter of 2004. Our fully diluted shares outstanding for the third quarter of 2005 increased to 18.7 million, compared to 18.2 million for the third quarter of 2004.
Results of Operations — Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
     Net Premiums Written. Net premiums written for the nine months ended September 30, 2005 were $232.4 million, an increase of $19.1 million, or 9.0%, over the comparable period in 2004. Commercial lines net premiums written increased $10.3 million, or 12.7%, in the first nine months of 2005 compared to the comparable period in 2004. Personal lines net premiums written increased $8.8 million, or 6.7%, in the first nine months of 2005 compared to the comparable period in 2004. We have benefited during these periods from premium increases by our insurance subsidiaries that have resulted from rate filings approved by insurance regulatory authorities. These increases related primarily to private passenger automobile, commercial multi-peril, workers’ compensation and homeowners lines of business realized in most of the states in which we operate. In addition to pricing increases, we have also benefited from organic growth in most of the states in which we operate.
     Net Premiums Earned. Net premiums earned increased to $219.8 million for the first nine months of 2005, an increase of $23.6 million, or 12.1%, over the comparable period of 2004. Premiums are earned, or recognized as revenue, over the terms of our policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding twelve-month period compared to the comparable period one year earlier. Net premiums earned and amortization of deferred policy acquisition costs decreased $3.1 million during the first nine months of 2004 because of the application of purchase accounting methodology in the acquisitions of Le Mars and Peninsula. Acquired deferred acquisition costs were netted from unearned premiums as of January 1, 2004. Since these costs were incurred prior to January 1, 2004, they were netted from the associated deferred revenues in estimating the fair value of the unearned premiums assumed in the acquisitions. As a result, the normal amortization of these costs was shown as a reduction of net premiums earned in the nine months ended September 30, 2004. The amortization of deferred acquisition costs was correspondingly reduced, so that there was no impact on net income for the first nine months of 2004.
     Investment Income. For the nine months ended September 30, 2005, our net investment income increased 14.7% to $13.3 million, compared to $11.6 million for the comparable period one year ago. An increase in average invested assets from $457.4 million in the first nine months of 2004 to $515.1 million in the first nine months of 2005 accounted for the increase in net investment income. Our annualized average return was 3.4% in both periods. Although we realized increases in our annualized average return as a result of a shift from short-term investments to higher yielding fixed maturities in our investment portfolio as well as higher short-term interest rates during the first nine months of 2005 compared to the comparable period a year earlier, these increases were offset by decreases in our annualized average return on increased holdings of tax-exempt fixed maturities in our investment portfolio during the first nine months of 2005 compared to the comparable period a year earlier. The increased holdings of tax-exempt fixed maturities in 2005 resulted from a shift from taxable to tax-exempt fixed maturities in order to obtain more favorable after-tax yields.
     Net Realized Investment Gains/Losses. Net realized investment gains in the first nine months of 2005 were $1.2 million, compared to $1.1 million for the comparable period in 2004. Impairment charges of $618,882 were recognized in the first nine months of 2005, compared to impairment charges of $6,650 recognized in the first nine months of 2004. The impairment charges for both periods were the result of declines in the market value of equity securities that we deemed to be other than temporary. The remaining net realized investment gains and losses in both periods resulted from normal turnover within our investment portfolio.
     Losses and Loss Expenses. Our loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, in the first nine months of 2005 was 55.7%, compared to 62.5% in the first nine months of 2004. The commercial lines loss ratio improved to 50.0% in the first nine months of 2005, compared to 56.7% in the first nine months of 2004, primarily due to improved experience in our worker’s compensation and our commercial multi-peril lines of business. The personal lines loss ratio decreased from 66.1% in the first nine months of 2004 to 59.3% in the first nine months of 2005 due to decreases in our personal automobile and homeowners loss ratios primarily related to decreased claim frequency in those lines of business. Our 2004 loss ratios were impacted by severe weather events in the third quarter as well as the reduction in earned premiums during the first nine months of 2004 related to the application of purchase accounting methodology in the acquisitions of Le Mars and Peninsula discussed above.
     Underwriting Expenses. Our expense ratio, which is the ratio of policy acquisition costs and other underwriting expenses to premiums earned, for the first nine months of 2005 was 33.3%, compared to 30.3% in the first nine months of 2004. The increase in the first nine months of 2005 expense ratio reflects increased underwriting-based incentive compensation and an increase in expenses related to the application of purchase accounting methodology in the first nine months of 2004 related to the acquisitions of Le Mars and Peninsula discussed above. The acquired deferred acquisition costs were netted from unearned premiums as of the purchase date and, as a result, the amortization of these costs was shown as a reduction of earned premiums instead of being shown as a component of expenses in the nine months ended September 30, 2004.
     Combined Ratio. The combined ratio was 89.5% and 93.2% for the nine months ended September 30, 2005 and 2004, respectively. The combined ratio represents the sum of the loss ratio, expense ratio and dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned. The improvement in the combined ratio was due to the decrease in the loss ratio, offset in part by the increase in the expense ratio, for the 2005 period compared to the 2004 period.
     Interest Expense. Interest expense for the first nine months of 2005 was $1.6 million, compared to $1.1 million for the first nine months of 2004, and reflected an increase in interest expense related to the issuance of $5.2 million of subordinated debentures in May 2004 as well as an increase in average interest rates on our subordinated debentures in the first nine months of 2005 compared to the comparable period in 2004.
     Income Taxes. Income tax expense was $11.4 million for the first nine months of 2005, representing an effective tax rate of 29.7%, compared to $8.0 million for the first nine months of 2004, representing an effective tax rate of 29.6%. The change in effective tax rates is primarily due to tax-exempt interest income representing a smaller proportion of income before income tax expense in the 2005 period compared to the 2004 period, notwithstanding a 47.8% increase in tax-exempt interest income in the 2005 period compared to the 2004 period.
     Net Income and Earnings Per Share. Our net income for the first nine months of 2005 was $27.1 million, or $1.46 per share on a diluted basis, an increase of 43.4% over the income before extraordinary item of $18.9 million, or $1.04 per share on a diluted basis, reported for the first nine months of 2004. The first nine months of 2004 net income included an extraordinary gain of $5.4 million related to unallocated negative goodwill associated with the Le Mars acquisition. Our fully diluted shares outstanding for the first nine months of 2005 increased to 18.6 million, compared to 18.1 million for the first nine months of 2004.
Liquidity and Capital Resources
     Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as they arise. Our major sources of funds from operations are the net cash flows generated from our insurance subsidiaries’ underwriting results, investment income and maturing investments.
     We have historically generated sufficient net positive cash flow from our operations to fund our commitments and build our investment portfolio, thereby increasing future investment returns. The impact of the pooling agreement with the Mutual Company historically has been cash flow positive because of the historical underwriting profitability of the pool. The pool is settled monthly, thereby resulting in cash flows substantially similar to cash flows that would result from the underwriting of direct business. We have not experienced any unusual variations in the timing of claim payments associated with our loss reserves. We maintain a high degree of liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. Our fixed-maturity investment portfolio is structured following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective, thereby providing an additional measure of liquidity to meet our obligations should an unexpected variation occur in the future. Net cash flows provided by operating activities in the first nine months of 2005 and 2004 were $34.0 million and $27.6 million, respectively.
     On November 25, 2003, we entered into a credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a four-year $35.0 million unsecured, revolving line of credit. As of September 30, 2005, we have the ability to borrow $35.0 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus between 1.50% and 1.75%, depending on our leverage ratio. In addition, we pay a fee of 0.15% per annum on the loan commitment amount, regardless of usage. The agreement requires our compliance with certain covenants, which include minimum levels of our net worth, leverage ratio and statutory surplus and A.M. Best ratings of our insurance subsidiaries. During the nine months ended September 30, 2005, there were no borrowings outstanding under the credit agreement, and we were in compliance with all requirements of the credit agreement.
     The following table shows our expected payments for significant contractual obligations as of September 30, 2005.

		Less
		than 1	1-3	4-5	After 5
($ in thousands)	Total	year	years	years	years
Net liability for unpaid losses and loss expenses	$170,542	$76,306	$78,221	$7,777	$8,238
Subordinated debentures	30,929	—	—	—	30,929

Total contractual obligations	$201,471	$76,306	$78,221	$7,777	$39,167

     The timing of the amounts for the net liability for unpaid losses and loss expenses is estimated based on historical experience and expectations of future payment patterns. The liability has been shown net of reinsurance recoverable on unpaid losses and loss expenses to reflect expected future cash flows related to such liability. Assumed amounts from the pooling agreement with the Mutual Company represent a substantial portion of our gross liability for unpaid losses and loss expenses, and ceded amounts to the pooling agreement represent a substantial portion of our reinsurance recoverable on unpaid losses and loss expenses. Future cash settlement of our assumed liability from the pool will be included in monthly settlements of pooled activity, wherein amounts ceded to and assumed from the pool are netted. Although the Mutual Company and we do not anticipate any changes in the pool participation levels in the foreseeable future, any such change would be prospective in nature and therefore would not impact the timing of expected payments for our proportionate liability for pooled losses occurring in periods prior to the effective date of such change.
     On February 17, 2005, our board of directors declared a four-for-three stock split of our Class A common stock and our Class B common stock in the form of a 33-1/3% stock dividend with a record date of March 1, 2005 and a distribution date of March 28, 2005.
     On October 20, 2005, we declared regular quarterly cash dividends of 10 cents per share for our Class A common stock and 8.5 cents per share for our Class B common stock, payable November 15, 2005 to stockholders of record as of the close of business on November 1, 2005. There are no regulatory restrictions on the payment of dividends to our stockholders, although there are state law restrictions on the payment of dividends from our insurance subsidiaries to us. Our insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis, and are subject to regulations under which payment of dividends from statutory surplus is restricted and may require prior approval of the applicable domiciliary insurance regulatory authorities. Our insurance subsidiaries are subject to risk-based capital (RBC) requirements. At December 31, 2004, our insurance subsidiaries’ capital levels were each substantially above RBC requirements. At January 1, 2005, amounts available for distribution as dividends to us from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities were $16.3 million from Atlantic States, $2.9 from Southern, $1.7 million from Le Mars and $2.3 million from Peninsula, all of which remained available at September 30, 2005.
     As of September 30, 2005, we had no material commitments for capital expenditures.
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

Item 3 . Quantitative and Qualitative Disclosures About Market Risk.
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
     We have modified our investment mix from December 31, 2004 to September 30, 2005 by shifting from short-term investments to higher yielding tax-exempt fixed maturities. We have also shifted a portion of our taxable fixed maturities into tax-exempt fixed maturities during the first nine months of 2005 to obtain more favorable after-tax yields. We have maintained approximately the same duration of our investment portfolio to our liabilities from December 31, 2004 to September 30, 2005.
     There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2004 through September 30, 2005.
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
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
     Certain forward-looking statements contained herein involve risks and uncertainties. These statements include certain discussions relating to underwriting, premium and investment income volume, business strategies and our business activities during 2005 and beyond. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions. These forward-looking statements reflect our current views about future events, are based on assumptions that reflect current conditions and are subject to known and unknown risks and uncertainties that may cause our actual results to differ materially from those anticipated by these forward-looking statements. Many of the factors that will determine future events or our future results of operations are beyond our ability to control or predict.

Part II. Other Information
Item 1. Legal Proceedings.
     None.
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(d) Maximum
Number (or
			(c) Total Number	Approximate Dollar
			of Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	(a) Total Number	(b) Average	of Publicly	Be Purchased
	of Shares (or	Price Paid per	Announced Plans	Under the Plans or
Period	Units) Purchased	Share (or Unit)	or Programs	Programs
Month #1	Class A – None	Class A – None	Class A – None
July 1-31, 2005	Class B – 393	Class B – $18.00	Class B – 393	(1)
Month #2	Class A – None	Class A – None	Class A – None
Aug. 1-31, 2005	Class B – 193	Class B – $20.44	Class B – 193	(1)
Month #3	Class A – 6,667	Class A – $21.45	Class A – 6,667
Sept. 1-30, 2005	Class B – None	Class B – None	Class B – None	(1)
	Class A – 6,667	Class A – $21.45	Class A – 6,667
Total	Class B – 586	Class B – $18.80	Class B – 586	(1)

(1)	These shares were purchased by the Mutual Company pursuant to its announcement on August 17, 2004, that it will, at its discretion, purchase shares of our Class A common stock and Class B common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. Such announcement did not stipulate a maximum number of shares that may be purchased under this program.
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

DONEGAL GROUP INC.
November 9, 2005	By:	/s/ Donald H. Nikolaus
Donald H. Nikolaus, President
and Chief Executive Officer

November 9, 2005	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Senior Vice President
and Chief Financial Officer