Form 10-K
period 2005-12-31
DONEGAL GROUP INC
filed 2006-03-13
CIK 800457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Class A Common Stock, $.01 par value

Class B Common Stock, $.01 par value

(Title of class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑. No ☐ .
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated Filer ☑	Non-accelerated filer ☐
On June 30, 2005, the aggregate market value (based on the closing sales prices on that date) of the voting stock held by non-affiliates of the registrant was $186,016,853.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Required ☑. Not required ☐.
Indicate by check mark whether the registrant qualifies as a well-known seasoned issuer. Qualifies ☐. Does not qualify ☑.
Indicate by check mark whether the registrant is a shell company. Yes ☐. No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 14,283,996 shares of Class A Common Stock and 4,182,684 shares of Class B Common Stock were outstanding on February 27, 2006.

DOCUMENTS INCORPORATED BY REFERENCE:
1.	Portions of the registrant’s annual report to stockholders for the fiscal year ended December 31, 2005 are incorporated by reference into Parts I, II and IV of this report.
2.	Portions of the registrant’s proxy statement relating to the annual meeting of stockholders to be held April 20, 2006 are incorporated by reference into Part III of this report.

DONEGAL GROUP INC.
INDEX TO FORM 10-K REPORT
 (i)

PART I
Item 1. Business.
     (a) General Development of Business.
     We are a property and casualty insurance holding company whose insurance subsidiaries offer personal and commercial lines of insurance to businesses and individuals in 18 Mid-Atlantic, Midwestern and Southeastern states. We provide our policyholders with a selection of insurance products at competitive rates, while pursuing profitability through adherence to a strict underwriting discipline. At December 31, 2005, we had total assets of $781.4 million and stockholders’ equity of $277.9 million. Our net income was $36.9 million for the year ended December 31, 2005 compared to $31.6 million for the year ended December 31, 2004.
     Donegal Mutual Insurance Company (“Donegal Mutual”) owns approximately 42% of our Class A common stock and approximately 68% of our Class B common stock. The operations of our insurance subsidiaries are interrelated with the operations of Donegal Mutual and, while maintaining the separate corporate existence of each company, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, we share the same business philosophy, management, employees and facilities as Donegal Mutual and offer the same types of insurance products.
     Our growth strategy includes the acquisition of other insurance companies to expand our business in a given region or to commence operations in a new region. Our prior acquisitions have either taken the form of:
•	a purchase of the stock of an existing stock insurance company; or

•	a two-step acquisition of an existing mutual insurance company as follows:
•	First, Donegal Mutual purchases a surplus note from a mutual insurance company and/or Donegal Mutual enters into a management agreement with the mutual insurance company and, in either circumstance, our designees are appointed as a majority of the mutual insurance company’s board of directors.

•	Second, the mutual insurance company is converted into a stock insurance company. At the effective date of the conversion, we purchase the surplus note from Donegal Mutual and acquire the stock of the stock insurance company resulting from the conversion of the mutual company after its book of business has been reunderwritten to our satisfaction.

     We believe that our ability to make direct acquisitions or to structure acquisitions through Donegal Mutual surplus note and/or management agreement transactions provides us with flexibility that is a competitive advantage in seeking acquisitions. We also believe we have demonstrated our ability to acquire control of a troubled insurance company, reunderwrite its book of business, reduce its cost structure and return it to profitability. When Donegal Mutual makes a surplus note investment in another company and/or enters into a management agreement with it, the financial results of that company are not consolidated with our financial results or those of Donegal Mutual, and neither we nor Donegal Mutual are responsible for the insurance obligations of that company.
     While we generally are engaged in preliminary discussions with potential acquisition candidates on a continuous basis and are so at the date of this Form 10-K Annual Report, we do not make any public disclosure regarding an acquisition until we have entered into a definitive acquisition agreement.
     We did not complete any acquisitions in 2005.
     On September 21, 2005, certain members of the Donegal Insurance Group entered into an Acquisition Rights Agreement with The Shelby Insurance Company and Shelby Casualty Insurance Company (together, “Shelby”), part of Vesta Insurance Group, Inc. The agreement grants those members the right, at their discretion and subject to their traditional underwriting and agency appointment standards, to offer renewal or replacement policies to the holders of Shelby’s personal lines policies in Pennsylvania, Tennessee and Alabama, in connection with Shelby’s plans of withdrawal from those three states. As part of the agreement, the Donegal Insurance Group will pay specified amounts to Shelby based on the direct premiums written by the Donegal Insurance Group on the renewal and replacement policies it issues. Renewal and replacement policies will be offered for policies issued on or after January 1, 2006. Thus, the agreement had no impact on our 2005 operating results.
     (b) Financial Information About Industry Segments.
     We have three segments: our investment function, our personal lines of insurance and our commercial lines of insurance. Financial information about these segments is set forth in Note 19 to our Consolidated Financial Statements incorporated by reference herein.
     (c) Narrative Description of Business.
Who We Are
     We are a property and casualty insurance holding company whose insurance subsidiaries offer personal and commercial lines of insurance to small businesses and individuals in 18 Mid-Atlantic, Midwestern and Southeastern states. We provide our policyholders with a selection of insurance products at competitive rates, while pursuing profitability through adherence to a strict underwriting discipline.
     We derive a substantial portion of our insurance business from smaller to mid-sized regional communities. We believe this focus provides us with competitive advantages in terms of local market knowledge, marketing, underwriting, claims servicing and policyholder service. At the same time, we believe we have cost advantages over many regional insurers because of our centralized accounting, administrative, investment and other services where economies of scale can make a significant difference.
Strategy
     Our annual premiums earned have increased from $151.6 million in 2000 to $294.5 million in 2005, a compound annual growth rate of 14.2%. Over the same time period, our combined ratio has consistently been more favorable than that of the property and casualty insurance industry as a whole. We seek to grow our business and enhance our profitability by:
•	Achieving underwriting profitability.
     We focus on achieving a combined ratio of less than 100%, and believe that underwriting profitability is a fundamental component of our long-term financial strength because it allows us to generate profits without relying on our investment income. We seek to enhance our underwriting results by carefully selecting the product lines we underwrite, minimizing our exposure to catastrophe-prone areas and evaluating our claims history on a regular basis to ensure the adequacy of our underwriting guidelines and product pricing. For our personal lines products, we insure standard and preferred risks primarily in private passenger automobile and homeowners lines. We have no material exposures to asbestos and environmental liabilities. We seek to provide more than one policy to a given personal or commercial customer because this “account selling” strategy diversifies our risk and has historically improved our underwriting results. Finally, we use reinsurance to manage our exposure and limit our maximum net loss from large single risks or risks in concentrated areas. We believe these practices are key factors in our ability to maintain a combined ratio that has been traditionally more favorable than the combined ratio of the property and casualty insurance industry.
     Our combined ratio and that of our industry for the years 2000 through 2005 are shown in the following table:

	2000	2001	2002	2003	2004	2005
Donegal GAAP combined ratio	101.8%	103.8%	99.6%	95.0%	93.1%	89.5%
Industry SAP combined ratio(1)	110.4	115.9	107.4	100.1	97.6	102.0

(1)	As reported or projected by A.M. Best.
•	Pursuing profitable growth by organic expansion within our traditional operating territories through developing and maintaining quality agency representation.
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
          We have completed six acquisitions of property and casualty insurance companies since 1995. We believe we have an opportunity to continue our growth by selectively pursuing affiliations and acquisitions that meet our criteria. Our criteria include:
•	Location in regions where we are currently conducting business or offer an attractive opportunity to conduct profitable business;

•	A mix of business similar to our business;

•	Targeted premium volume between $20.0 million and $100.0 million; and

•	Transaction terms that are fair and reasonable to us.
          We believe that our affiliation with Donegal Mutual assists us in pursuing affiliations with and subsequent acquisitions of other mutual companies because we have a strong understanding of the concerns and issues that mutual companies face. In particular, we have had success affiliating with and acquiring undercapitalized mutual companies by utilizing our strengths and financial position to improve significantly their operations on a post-affiliation basis. We generally evaluate a number of areas for operational synergies when considering acquisitions, including product underwriting, expenses, the cost of reinsurance and technology.
•	Focusing on expense controls and utilization of technology to increase our operating efficiency.
          We maintain stringent expense controls under direct supervision by our senior management. We consolidate many processing and administrative activities at our home office to realize operating synergies and better control expenses. We utilize technology to automate much of our underwriting to facilitate agency and policyholder communications on an efficient and cost-effective basis. In 2002, we completed a reorganization begun in 2001 that streamlined our operations and allowed us to operate more efficiently. As a result of our focus on expense control, we have reduced our expense ratio from 36.6% for 1999 to 32.1% for 2005, notwithstanding performance-based compensation paid to agents in 2005 of $11.3 million because of our premium growth and underwriting profitability compared to $4.0 million in 1999. We have also increased our annual premium per employee, a measure of efficiency that we use to evaluate our operations, from approximately $470,000 in 1998 to approximately $718,000 in 2005.
     We strive to possess and utilize technology comparable to that of our largest competitors. “Ease of doing business” has become an increasingly important component of a carrier’s value to an independent agency. We developed and implemented a fully automated personal lines underwriting and policy issuance system, which we refer to as our “WritePro” system. We implemented the system in Pennsylvania, Virginia, Georgia and Ohio during 2005. A web-based user interface affords our agents convenient access to the system, and this technological enhancement substantially improves the ease of data entry and facilitates the quoting and issuance of policies for our agents. Due to the positive response to our WritePro system, we also developed a commercial business counterpart, which we have named “WriteBiz.” WriteBiz is an automated underwriting system that provides our agents with a similar web-based interface to quote and issue commercial automobile, workers’ compensation, businessowners and tradesman policies automatically. WriteBiz utilizes the same rating engine as our internal underwriting system and incorporates our eligibility and underwriting guidelines. As a result, applications generated by our agents can be quickly transitioned to policies without further re-entry of information, and policy information is then fully downloaded to our agent’s policy management systems through our existing download capabilities.
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
          As a part of our focus on customer service, we periodically conduct policyholder service surveys to evaluate the effectiveness of our support programs, and our management meets frequently with agency personnel to seek service improvement recommendations, react to service issues and better understand local market conditions.
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
Our Organizational Structure
     We conduct most of our operations through our five insurance subsidiaries: Atlantic States Insurance Company (“Atlantic States”), Southern Insurance Company of Virginia (“Southern”), Le Mars Insurance Company (“Le Mars”) and Peninsula Insurance Group (“Peninsula”), which includes The Peninsula Insurance Company and its wholly owned subsidiary, Peninsula Indemnity Company. We also own 48.1% of Donegal Financial Services Corporation (“DFSC”), a registered savings and loan holding company that owns Province Bank, a federal savings bank that began operations in 2000. Donegal Mutual owns the remaining 51.9% of DFSC. While not material to our operations, we believe Province Bank, with total assets of $76.6 million at December 31, 2005, will complement our product offerings. The following chart depicts our organizational structure, including our principal subsidiaries:

(1)	Because of the different relative voting power of our Class A common stock and our Class B common stock, our public stockholders hold approximately 39.4% of the aggregate voting power.

(2)	Because of the different relative voting power of our Class A common stock and our Class B common stock, Donegal Mutual holds approximately 60.6% of the aggregate voting power.
     In the mid-1980’s, Donegal Mutual, like a number of other mutual property and casualty insurance companies, recognized the need to develop additional sources of capital and surplus to remain competitive, have the capacity to expand its business and assure its long-term viability. Donegal Mutual, again like a number of other mutual property and casualty insurance companies, determined to implement a downstream holding company structure as a strategic response. Thus, in 1986, Donegal Mutual formed us as a downstream holding company, then wholly owned by Donegal Mutual, and we formed Atlantic States as our wholly owned subsidiary. As part of the implementation of this strategy, Donegal Mutual and Atlantic States entered into a pooling agreement in 1986, whereby each company contributed all of its direct written business to the pool and the pool then allocated a portion of the pooled business to each company. The portion of the pooled business allocated to each company was commensurate with its capital and surplus and its capacity to obtain additional capital and surplus. The consideration to Donegal Mutual for entering into the pooling agreement was its ownership of our capital stock and the expectation that Donegal Mutual’s surplus would increase over time as the value of its ownership interest in us increased.
     Since 1986, we have effected three public offerings, a major purpose of which was to provide capital for Atlantic States and our other insurance subsidiaries and to fund acquisitions. As Atlantic States received additional capital, its underwriting capacity significantly increased. Thus, as originally planned in the mid-1980’s, Atlantic States had the capital necessary to support the growth of its direct business and increases in the amount and percentage of business it assumes from the pool. As a result, the participation of Atlantic States in the inter-company pool has increased periodically from its initial 30% participation in 1986 to its current 70% participation, and the size of the pool has steadily increased. The corresponding benefit to Donegal Mutual has been the substantial increase in Donegal Mutual’s surplus and the significant growth of its overall business.
     Our insurance operations are interrelated with the insurance operations of Donegal Mutual, and, while maintaining the separate corporate existence of each company, Donegal Mutual and we conduct our insurance business together with our other insurance subsidiaries as the Donegal Insurance Group. As such, Donegal Mutual and we share the same business philosophy, management, employees and facilities and offer the same types of insurance products. We do not anticipate any changes in the pooling agreement with Donegal Mutual, including changes in Atlantic States’ pool participation level, in the foreseeable future.
     The risk profiles of the business written by Atlantic States and Donegal Mutual historically have been, and continue to be, substantially similar. The products, classes of business underwritten, pricing practices and underwriting standards of both companies are determined and administered by the same management and underwriting personnel. Further, as the Donegal Insurance Group, the companies share a combined business plan to achieve market penetration and underwriting profitability objectives. The products marketed by Atlantic States and Donegal Mutual are generally complementary, thereby allowing Donegal Insurance Group to offer a broader range of products to a given market and to expand Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account. Distinctions within the products of the respective companies generally relate to specific risk profiles targeted within similar classes of business, such as preferred tier versus standard tier products, but not all of the standard risk gradients are allocated to one company. Therefore, the underwriting profitability of the business directly written by the individual companies will vary. However, as the risk characteristics of all business written directly by both companies are homogenized within the pool and each company shares the results according to its participation level, we realize 70% of the underwriting profitability of the pool (because of our 70% participation in the pool), while Donegal Mutual realizes 30% of the underwriting profitability of the pool (because of Donegal Mutual’s 30% participation in the pool). Pooled business represents the predominant percentage of the net underwriting activity of both participating companies.

     The following chart depicts our underwriting pool:
     Donegal Mutual provides facilities, personnel and other services to us, and the related expenses are allocated between Atlantic States and Donegal Mutual in relation to their relative participation in the pooling agreement. Southern and Le Mars reimburse Donegal Mutual for their personnel costs, and Southern bears its proportionate share of information services costs based on its percentage of total written premiums of the Donegal Insurance Group. Expenses allocated to us under such agreements were $47.0 million in 2005.
     All agreements and all changes to existing agreements between Donegal Mutual and us are subject to approval by a coordinating committee that is comprised of two of our board members who do not serve on Donegal Mutual’s board and two board members of Donegal Mutual who do not serve on our board. In order to approve an agreement or a change in an agreement, our members on the coordinating committee must conclude that the agreement or change is fair to us and our stockholders, and Donegal Mutual’s members on the coordinating committee must conclude that the agreement or change is fair to Donegal Mutual and its policyholders.
     We believe our relationship with Donegal Mutual offers us a number of competitive advantages, including:
•	Facilitating our stable management, consistent underwriting discipline, external growth and long-term profitability.

•	Creating operational and expense synergies given the combined resources and operating efficiencies of Donegal Mutual and us.

•	Enhancing our ability to affiliate with and eventually acquire other mutual insurance companies.

•	Producing a more uniform and stable underwriting result from year to year than we could achieve on our own.

•	Giving Atlantic States the benefit of the underwriting capacity of the entire pool, rather than being limited by the amount of its own capital and surplus.
Acquisitions
     The following table highlights our acquisition history since 1988:

		Year
		Acquired	Method of
Insurance Company Acquired	State	by Us	Acquisition
Southern Mutual Insurance Company	Virginia	1988	Surplus note investment by Donegal Mutual in 1984; demutualization in 1988; acquisition of stock by us in 1988.

Delaware Mutual Insurance Company(1)	Delaware	1995	Surplus note investment by Donegal Mutual in 1993; demutualization in 1994; acquisition of stock by us in 1995.

Pioneer Mutual Insurance Company(1)	Ohio	1997	Surplus note investment by Donegal Mutual in 1992; demutualization in 1993; acquisition of stock by us in 1997.

Southern Heritage Insurance Company(1)	Georgia	1998	Stock purchase in 1998.

Pioneer Mutual Insurance Company(1)	New York	2001	Surplus note investment by Donegal Mutual in 1995; demutualization in 1998; acquisition of stock by us in 2001.

Le Mars Insurance Company	Iowa	2004	Surplus note investment by Donegal Mutual in 2002; demutualization as of January 1, 2004; acquisition of stock by us

		Year
		Acquired	Method of
Insurance Company Acquired	State	by Us	Acquisition
			as of January 1, 2004.

Peninsula Insurance Group	Maryland	2004	Stock purchase by us as of January 1, 2004.

(1)	To reduce administrative and compliance costs and expenses, the designated entities were merged into one of our existing insurance subsidiaries.
     We generally maintain the home office of an acquired company as part of our strategy to provide local marketing, underwriting and claims servicing even if the acquired company is merged into another subsidiary.
Distribution
     Our insurance products are marketed primarily in the Mid-Atlantic, Midwest and Southeast regions through approximately 2,000 independent insurance agencies. At December 31, 2005, the Donegal Insurance Group was actively writing business in 18 states (Alabama, Delaware, Georgia, Iowa, Louisiana, Maryland, Nebraska, New Hampshire, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Virginia and West Virginia). We believe our relationships with our independent agents are valuable in identifying, obtaining and retaining profitable business. We maintain a stringent agency selection procedure that emphasizes appointing agencies with proven marketing strategies for the development of profitable business and we appoint only agencies with a strong underwriting and growth track record. We also regularly evaluate our agencies based on their profitability and performance in relation to our objectives. We seek to be among the top three insurers within each of our agencies for the lines of business we write.
     The following table sets forth the percentage of our share of 2005 direct premiums written in each of the states where we conducted business in 2005:

Pennsylvania	45.2%
Maryland	14.0
Virginia	12.1
Georgia	5.7
Delaware	5.7
Ohio	4.0
Iowa	3.1
North Carolina	2.3

Tennessee	1.4
Oklahoma	1.3
Nebraska	1.3
South Dakota	1.3
New York	0.9
Other	1.7

Total 1	100.0%

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
Products
     Our personal lines of business consist primarily of automobile and homeowners insurance. Our commercial lines of business consist primarily of commercial automobile, commercial multi-peril and workers’ compensation insurance. These types of insurance are described in greater detail below:
     Personal
•	Private passenger automobile – policies that provide protection against liability for bodily injury and property damage arising from automobile accidents, and protection against loss from damage to automobiles owned by the insured.

•	Homeowners – policies that provide coverage for damage to residences and their contents from a broad range of perils, including, fire, lightning, windstorm and theft. These policies also cover liability of the insured arising from injury to other persons or their property while on the insured’s property and under other specified conditions.

     Commercial
•	Commercial multi-peril – policies that provide protection to businesses against many perils, usually combining liability and physical damage coverages.

•	Workers’ compensation – policies purchased by employers to provide benefits to employees for injuries sustained during employment. The extent of coverage is established by the workers’ compensation laws of each state.

•	Commercial automobile – policies that provide protection against liability for bodily injury and property damage arising from automobile accidents, and protection against loss from damage to automobiles owned by the insured.
     The following table sets forth the net premiums written by line of insurance for our business for the periods indicated:

	Year Ended December 31,
(dollars in thousands)	2003		2004		2005
	Amount	%	Amount	%	Amount	%
Net Premiums Written:
Personal lines:
Automobile	$86,644	41.9%	$118,734	41.9%	$122,059	40.4%
Homeowners	36,989	17.9	47,540	16.8	52,149	17.2
Other	6,753	3.2	9,882	3.5	10,620	3.5

Total personal lines	130,386	63.0	176,156	62.2	184,828	61.1

Commercial lines:
Automobile	18,655	9.0	32,679	11.5	34,641	11.4
Workers’ compensation	25,627	12.4	29,228	10.3	33,154	11.0
Commercial multi-peril	30,199	14.6	42,253	14.9	46,406	15.3
Other	2,114	1.0	2,966	1.1	3,515	1.2

Total commercial lines	76,595	37.0	107,126	37.8	117,716	38.9

Total business	$206,981	100.0%	$283,282	100.0%	$302,544	100.0%

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
     Our claims department rigorously manages claims to assure that legitimate claims are settled quickly and fairly and that questionable claims are identified for defense. In the majority of cases, claims are adjusted by our own personnel, who are experienced in our industry and know our service philosophy. We provide various means of claims reporting on a 24-hour, seven day a week basis, including toll-free numbers and Internet reporting through our website. We strive to respond to notifications of claims promptly, generally within the day reported. We believe that by responding promptly to claims, we provide quality customer service and minimize the ultimate cost of the claims. We engage independent adjusters as needed to handle claims in areas in which the volume of claims is not sufficient to justify our hiring of internal claims adjusters. We also employ private investigators, structural experts and various outside legal counsel to supplement our in-house staff and assist us in the investigation of claims. We have a special investigative unit staffed by former law enforcement officers that attempts to identify and prevent fraud and abuse and to control questionable claims.
     Our claims department management develops and implements policies and procedures for the establishment of adequate claim reserves. Our reserves for incurred but not reported claims are reviewed by our actuary. The management and staff of our claims department resolve policy coverage issues, manage and process reinsurance recoveries and handle salvage and subrogation matters. Our litigation and personal injury sections manage all claims litigation, and branch office claims above certain thresholds require home office review and settlement authorization. Claims adjusters are given reserving and settlement authority based upon their experience and demonstrated abilities. Larger or more complicated claims require consultation and approval of senior department management.
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

     Reserve estimates can change over time because of unexpected changes in assumptions related to our external environment and, to a lesser extent, assumptions as to our internal operations. Assumptions related to our external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions, stability in economic conditions and the rate of loss cost inflation. For example, we have experienced a decrease in claims frequency on bodily injury liability claims during the past several years while claims severity has gradually increased. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on bodily injury claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Internal assumptions include accurate measurement of the impact of rate changes and changes in policy provisions and consistency in the quality and characteristics of business written within a given line of business. To the extent we determine that underlying factors impacting our assumptions have changed, we attempt to make appropriate adjustments for such changes in our reserves. Accordingly, our ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at December 31, 2005. For every 1% change in our estimate for loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $1.7 million.
     The establishment of appropriate liabilities is an inherently uncertain process, and there can be no assurance that our ultimate liability will not exceed our loss and loss expense reserves and have an adverse effect on our results of operations and financial condition. Furthermore, the timing, frequency and extent of adjustments to our estimated future liabilities cannot be predicted, since the historical conditions and events that serve as a basis for our estimates of ultimate claim costs may change. As is the case for substantially all property and casualty insurance companies, we have found it necessary in the past to increase our estimated future liabilities for losses and loss expenses in certain periods, and in other periods our estimates have exceeded our actual liabilities. Changes in our estimate of the liability for losses and loss expenses generally reflect actual payments and the evaluation of information received since the prior reporting date. We recognized a decrease in our liability for losses and loss expenses of prior years of $9.4 million, $7.2 million and $450,110 in 2005, 2004 and 2003, respectively. Generally, we experienced improving loss development trends in 2005 and 2004, which were reflected in favorable settlements of open claims. We made no significant changes in our reserving philosophy, key reserving assumptions or claims management, and there have been no significant offsetting changes in estimates that increased or decreased the loss and loss expense reserves in these periods. The 2005 development was primarily recognized in the private passenger automobile liability, workers’ compensation and commercial multi-peril lines of business and was consistently favorable for settlements of claims occurring in each of the previous five accident years. The majority of the 2005 development was related to decreases in the liability for losses and loss expenses of prior years for Atlantic States. Included in the 2004 development are decreases in the liability for losses and loss expenses of prior years for Le Mars and Peninsula of $3.6 million and $1.4 million, respectively, largely due to favorable settlement of open claims in the private passenger automobile liability line of business.
     Excluding the impact of isolated catastrophic weather events, we have noted slight downward trends in the number of claims incurred and the number of claims outstanding at period ends relative to our premium base in recent years across most of our lines of business. However, the amount of the average claim outstanding has increased gradually over the past several years as the property and casualty insurance industry has experienced increased litigation trends, periods in which economic conditions extended the estimated length of disabilities, increased medical loss cost trends and a general slowing of settlement rates in litigated claims. Further adjustments to our estimates could be required in the future. However, on the basis of our internal procedures, including review by our actuaries, which analyze, among other things, our prior assumptions, our experience with similar cases and historical trends such as reserving patterns, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes, we believe that we have made adequate provision for our liability for losses and loss expenses.
     Because of our participation in the pool with the Mutual Company, we are exposed to adverse loss development on the business of the Mutual Company that is included in the pool. However, pooled business represents the predominant percentage of the net underwriting activity of both companies, and the Mutual Company and we would proportionately share any adverse risk development of the pooled business. The business in the pool is homogenous (i.e., we have a 70% share of the entire pool and the Mutual Company has a 30% share of the entire pool). Since substantially all of the business of Atlantic States and the Mutual Company is pooled and the results shared by each company according to its participation level under the terms of the pooling agreement, the underwriting pool is intended to produce a more uniform and stable underwriting result from year to year for each company than they would experience individually and to spread the risk of loss among each company.
     Differences between liabilities reported in our financial statements prepared on the basis of GAAP and our insurance subsidiaries’ financial statements prepared on a statutory accounting basis (“SAP”) result from anticipating salvage and subrogation recoveries for GAAP but not for SAP. These differences amounted to $7.2 million, $8.1 million and $8.3 million at December 31, 2003, 2004 and 2005, respectively.
     The following table sets forth a reconciliation of our beginning and ending net liability for unpaid losses and loss expenses for the periods indicated:

	Year Ended December 31,
(in thousands)	2003	2004	2005
Gross liability for unpaid losses and loss expenses at beginning of year	$210,692	$217,914	$267,190
Less reinsurance recoverable	79,584	79,018	95,759

Net liability for unpaid losses and loss expenses at beginning of year	131,108	138,896	171,431
Acquisitions of Le Mars and Peninsula	—	28,843	—

Beginning balance as adjusted	131,108	167,739	171,431
Provision for net losses and loss expenses for claims incurred in the current year	126,693	171,385	176,924
Change in provision for estimated net losses and loss expenses for claims incurred in prior years	(450)	(7,244)	(9,382)

Total incurred	126,243	164,141	167,542
Net losses and loss payments for claims incurred during:
The current year	72,187	96,041	98,735
Prior years	46,268	64,409	67,229

Total paid	118,455	160,450	165,964
Net liability for unpaid losses and loss expenses at end of year	138,896	171,431	173,009
Plus reinsurance recoverable	79,018	95,759	92,721

Gross liability for unpaid losses and loss expenses at end of year	$217,914	$267,190	$265,730

     The following table sets forth the development of our liability for net unpaid losses and loss expenses from 1995 to 2005, with supplemental loss data for 2004 and 2005. Loss data in the table includes business we are allocated from Donegal Mutual as part of the pooling agreement.
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
     The “Net liability reestimated as of” portion of the table shows the reestimated amount of the previously recorded liability based on experience for each succeeding year. The estimate is increased or decreased as payments are made and more information becomes known about the severity of the remaining unpaid claims. For example, the 1998 liability has developed a redundancy after seven years, in that reestimated net losses and loss expenses are expected to be $3.6 million less than the estimated liability initially established in 1998 of $96.0 million.

     The “Cumulative (excess) deficiency” shows the cumulative excess or deficiency at December 31, 2005 of the liability estimate shown on the top line of the corresponding column. An excess in liability means that the liability established in prior years exceeded actual net losses and loss expenses or were reevaluated at less than the original amount. A deficiency in liability means that the liability established in prior years was less than actual net losses and loss expenses or were reevaluated at more than the original amount.
     The “Cumulative amount of liability paid through” portion of the table shows the cumulative net losses and loss expense payments made in succeeding years for net losses incurred prior to the balance sheet date. For example, the 1998 column indicates that as of December 31, 2005 payments equal to $87.6 million of the currently reestimated ultimate liability for net losses and loss expenses of $92.4 million had been made.
     Amounts shown in the 2004 column of the table include information for Le Mars and Peninsula for all accident years prior to 2004.

	Year Ended December 31,
(in thousands)	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
Net liability at end of year for unpaid losses and loss expenses	$75,372	$78,889	$80,256	$96,015	$99,234	$102,709	$114,544	$131,108	$138,896	$171,431	$173,009
Net liability reestimated as of:
One year later	72,380	77,400	77,459	95,556	100,076	110,744	121,378	130,658	136,434	162,049
Two years later	70,451	73,438	76,613	95,315	103,943	112,140	120,548	128,562	130,030
Three years later	66,936	71,816	74,851	94,830	104,073	110,673	118,263	124,707
Four years later	64,356	69,378	73,456	94,354	101,880	108,766	114,885
Five years later	63,095	69,485	73,103	93,258	100,715	107,561
Six years later	62,323	69,949	72,706	92,818	100,479
Seven years later	62,534	69,415	72,319	92,400
Eight years later	62,067	69,279	72,421
Nine years later	61,916	69,310
Ten years later	62,003
Cumulative (excess) deficiency	$(13,369)	$(9,579)	$(7,835)	$(3,615)	$1,245	$4,852	$341	$(6,401)	$(8,866)	$(9,382)

Cumulative amount of liability paid through:
One year later	$24,485	$27,229	$27,803	$37,427	$39,060	$43,053	$45,048	$46,268	$51,965	$67,229
Two years later	37,981	41,532	46,954	57,347	60,622	67,689	70,077	74,693	81,183
Three years later	47,027	53,555	58,883	69,973	76,811	82,268	87,198	93,288
Four years later	53,276	59,995	65,898	78,757	85,453	92,127	97,450
Five years later	56,869	63,048	70,642	83,038	91,337	98,007
Six years later	58,286	65,595	72,801	85,935	94,420
Seven years later	59,160	66,976	74,444	87,600
Eight years later	59,802	67,974	75,372
Nine years later	59,797	68,596
Ten years later	60,120

			Year Ended December 31,
			1997	1998	1999	2000	2001	2002	2003	2004	2005
			(in thousands)
Gross liability at end of year			$115,801	$136,727	$144,180	$156,476	$179,840	$210,692	$217,914	$267,190	$265,730
Reinsurance recoverable			35,545	40,712	44,946	53,767	65,296	79,584	79,018	95,759	92,721
Net liability at end of year			80,256	96,015	99,234	102,709	114,544	131,108	138,896	171,431	173,009
Gross reestimated liability – latest			106,447	130,885	157,791	174,384	193,629	215,165	222,390	257,332
Reestimated recoverable – latest			34,026	38,485	57,312	66,823	78,744	90,458	92,360	95,283
Net reestimated liability – latest			72,421	92,400	100,479	107,561	114,885	124,707	130,030	162,049
Gross cumulative deficiency (excess)			(9,354)	(5,842)	13,611	17,908	13,789	4,473	4,476	(9,858)

Technology
     Donegal Mutual owns the majority of our technology systems, and we use them pursuant to an intercompany agreement. Our technology systems primarily consist of an integrated central processing computer, a series of server-based computer networks and various communications systems that allow our home office and many of our branch offices to utilize the same systems for the processing of business. Donegal Mutual maintains backup facilities and systems through a contract with a leading provider of computer disaster recovery sites, and these backup facilities and systems are tested on a regular basis. Atlantic States and Southern bear their proportionate share of information services expenses based on their percentages of the total net written premiums of the Donegal Insurance Group. Le Mars and Peninsula use separate technology systems that perform similar functions.
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
     We believe the implementation of our various technology systems has resulted in improved service to our agents and customers and increased efficiencies in the processing of our business, resulting in lower operating costs. Three of the key components of our integrated system are our agency interface system, our WritePro® and WriteBiz® systems and our imaging system. Our agency interface system provides us with a high level of data sharing both to, and from, our agents’ systems and also provides our agents with an integrated means of processing new business. Our WritePro® and WriteBiz® systems are fully automated underwriting and policy issuance systems that provide our agents with the ability to generate underwritten quotes and automatically issue policies that meet our underwriting guidelines with limited or no intervention by our personnel. Our imaging system reduces our need to handle paper files, while providing greater access to the same information by a variety of personnel.
Third Party Reinsurance
     Atlantic States, Southern and Donegal Mutual purchase reinsurance on a combined basis. Le Mars and Peninsula have separate reinsurance programs that provide similar types of coverage and that are commensurate with their relative size and exposures. We use several different reinsurers, all of which, consistent with our requirements, have an A.M. Best rating of A- (Excellent) or better or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A- rating.

     The following information relates to the external reinsurance Atlantic States, Southern and Donegal Mutual purchase includes:
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
     Our principal third party reinsurance agreement in 2005 was a multi-line per risk excess of loss treaty with Partner Reinsurance Company, Dorinco Reinsurance Company, Hannover Ruckversicherungs-AG and Odyssey America Reinsurance Corporation that provides 90% coverage up to $1.0 million for both property and liability losses.
     For property insurance, in 2005 we also had excess of loss treaties that provide for additional coverage over the multi-line treaty up to $2.5 million per occurrence. For liability insurance, we had excess of loss treaties that provide for additional coverage over the multi-line treaty up to $40.0 million per occurrence. For workers’ compensation insurance in 2005, we had excess of loss treaties that provide for additional coverage over the multi-line treaty up to $5.0 million on any one life. We entered into similar reinsurance treaties in 2006.
     We have property catastrophe coverage through a series of layered treaties up to aggregate losses of $80.0 million for Atlantic States, Southern and Donegal Mutual for any single event. This coverage is provided through as many as twenty reinsurers on any one treaty with no reinsurer taking more than 20% of any one contract.
     On both property and casualty insurance, we and Donegal Mutual purchase facultative reinsurance to cover exposures from losses that exceed the limits provided by our respective treaty reinsurance.
Competition
     The property and casualty insurance industry is highly competitive on the basis of both price and service. There are numerous companies competing for business in the geographic areas where we operate, many of which are substantially larger and have greater financial resources than we do, and no single company dominates. In addition, because our insurance products and those of Donegal Mutual are marketed exclusively through independent insurance agencies, most of which represent more than one insurance company, we face competition within agencies as well as competition to retain qualified independent agents.
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
     At December 31, 2005, all of our debt securities were rated investment grade with the exception of one unrated obligation of $250,000, and the investment portfolio did not contain any mortgage loans or any non-performing assets.
     The following table shows the composition of our debt securities investment portfolio (at carrying value), excluding short-term investments, by rating as of December 31, 2005:

(dollars in thousands)	December 31, 2005
Rating(1)	Amount	Percent
U.S. Treasury and U.S. agency securities(2)	$168,432	35.4%
Aaa or AAA	228,632	48.1
Aa or AA	54,432	11.4
A	14,633	3.1
BBB	8,900	1.9
Not rated(3)	250	.1

Total	$475,279	100.0%

(1)	Ratings assigned by Moody’s Investors Services, Inc. or Standard & Poor’s Corporation.

(2)	Includes mortgage-backed securities of $58,837,961.

(3)	Represents one unrated obligation of The Lancaster County Hospital Authority Mennonite Home Project that we believe to be equivalent to investment grade securities with respect to repayment risk.
     We invest in both taxable and tax-exempt securities as part of our strategy to maximize after-tax income, and are currently increasing our investments in tax-exempt securities. Our strategy considers, among other factors, the alternative minimum tax. Tax-exempt securities made up approximately 41.6%, 46.2% and 55.8% of our debt securities investment portfolio at December 31, 2003, 2004 and 2005, respectively.

     The following table shows the classification of our investments (at carrying value) at December 31, 2003, 2004 and 2005:

	December 31,
	2003		2004		2005
		Percent		Percent		Percent
		of		of		of
(dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Fixed maturities(1):
Held to maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$29,131	6.9%	$60,219	12.1%	$58,735	10.7%
Canadian government obligation	499	0.1	—	—	—	—
Obligations of states and political subdivisions	45,188	10.7	76,652	15.4	84,656	15.5
Corporate securities	25,192	6.0	27,149	5.4	21,509	3.9
Mortgage-backed securities	13,041	3.1	18,554	3.7	15,282	2.8

Total held to maturity	113,051	26.8	182,574	36.6	180,182	32.9

Available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	70,507	16.7	74,917	15.0	50,859	9.3
Obligations of states and political subdivisions	84,386	20.0	112,446	22.5	180,571	33.0
Corporate securities	30,699	7.3	31,352	6.3	20,112	3.7
Mortgage-backed securities	12,841	3.1	8,042	1.6	43,555	7.9

Total available for sale	198,433	47.1	226,757	45.4	295,097	53.9

Total fixed maturities	311,484	73.9	409,331	82.0	475,279	86.8
Equity securities(2)	24,710	5.9	33,505	6.7	33,371	6.1
Investments in affiliates(3)	6,738	1.6	8,865	1.8	8,442	1.5
Short-term investments(4)	78,344	18.6	47,368	9.5	30,654	5.6

Total investments	$421,276	100.0%	$499,069	100.0%	$547,746	100.0%

(1)	We account for our investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting For Certain Investments in Debt and Equity Securities.” See Notes 1 and 5 to the Consolidated Financial Statements incorporated by reference herein. Fixed maturities classified as held to maturity are valued at amortized cost; those fixed maturities classified as available for sale are valued at fair value. Total fair value of fixed maturities classified as held to maturity was $116.1 million at December 31, 2003, $184.7 million at December 31, 2004 and $178.6 million at December 31, 2005. The amortized cost of fixed maturities classified as available for sale was $192.1 million at December 31, 2003, $222.1 million at December 31, 2004 and $295.1 million at December 31, 2005.

(2)	Equity securities are valued at fair value. Total cost of equity securities was $22.9 million at December 31, 2003, $30.8 million at December 31, 2004 and $29.0 million at December 31, 2005.

(3)	Investments in affiliates are valued at cost, adjusted for our share of earnings and losses of our affiliates as well as changes in equity of our affiliates due to unrealized gains and losses.

(4)	Short-term investments are valued at cost, which approximates market.

     The following table sets forth the maturities (at carrying value) in our fixed maturity and short-term investment portfolio at December 31, 2003, December 31, 2004 and December 31, 2005:

	December 31,
	2003		2004		2005
		Percent		Percent		Percent
		of		of		of
(dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Due in(1):
One year or less	$92,396	23.7%	$61,837	13.5%	$55,717	11.0%
Over one year through three years	46,840	12.0	67,440	14.8	60,852	12.0
Over three years through five years	64,331	16.5	88,910	19.5	59,006	11.7
Over five years through ten years	73,057	18.7	74,853	16.4	136,344	26.9
Over ten years through fifteen years	81,016	20.8	131,669	28.8	131,355	26.0
Over fifteen years	6,306	1.6	5,395	1.2	3,821	0.8
Mortgage-backed securities	25,882	6.7	26,596	5.8	58,838	11.6

	$389,828	100.0%	$456,700	100.0%	$505,933	100.0%

(1)	Based on stated maturity dates with no prepayment assumptions. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
     As shown above, we held investments in mortgage-backed securities having a carrying value of $58.8 million at December 31, 2005. Our mortgage-backed securities consist primarily of investments in governmental agency balloon pools with stated maturities between two and 25 years. The stated maturities of these investments limits our exposure to extension risk should interest rates rise and prepayments decline. We perform an analysis of the underlying loans when evaluating a mortgage-backed security for purchase, and we select those securities that we believe will provide a return that properly reflects the prepayment risk associated with the underlying loans.
     Our investment results for the years ended December 31, 2003, 2004 and 2005 are shown in the following table:

	Year Ended December 31,
(dollars in thousands)	2003	2004	2005
Invested assets(1)	$376,788	$460,173	$523,408
Investment income(2)	13,316	15,907	18,472
Average yield	3.5%	3.5%	3.5%

(1)	Average of the aggregate invested amounts at the beginning and end of the period.

(2)	Investment income is net of investment expenses and does not include realized investment gains or losses or provision for income taxes.

A.M. Best Rating
     Currently, the A.M. Best rating of our insurance subsidiaries and Donegal Mutual is A (Excellent), based upon their respective current financial condition and historical statutory results of operations and retrocessional agreements. We believe that our A.M. Best rating is an important factor in marketing our products to our agents and customers. A.M. Best’s ratings are industry ratings based on a comparative analysis of the financial condition and operating performance of insurance companies. A.M. Best’s classifications are A++ and A+ (Superior), A and A- (Excellent), B++ and B+ (Very Good), B and B- (Good), C++ and C+ (Fair), C and C- (Marginal), D (Below Minimum Standards) and E and F (Liquidation). A.M. Best’s ratings are based upon factors relevant to the payment of claims of policyholders and are not directed toward the protection of investors in insurance companies. According to A.M. Best, the “Excellent” rating that Donegal Insurance Group maintains is assigned to those companies that, in A.M. Best’s opinion, have an excellent ability to meet their ongoing obligations to policyholders.
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
     In addition to state-imposed insurance laws and regulations, the National Association of Insurance Commissioners (“NAIC”) has established a risk-based capital system for assessing the adequacy of statutory capital and surplus that augments the states’ current fixed dollar minimum capital requirements for insurance companies. At December 31, 2005, our insurance subsidiaries and Donegal Mutual each exceeded the minimum levels of statutory capital required by the risk-based capital rules. There can be no assurance that the statutory capital requirements applicable to our insurance subsidiaries or Donegal Mutual will not increase in the future.

     Generally, every state has guaranty fund laws under which insurers licensed to do business in the state can be assessed on the basis of premiums written by the insurer in that state in order to fund policyholder liabilities of insolvent insurance companies. Under these laws in general, an insurer is subject to assessment, depending upon its market share of a given line of business, to assist in the payment of policyholder claims against insolvent insurers. Our insurance subsidiaries and Donegal Mutual have made accruals for their portion of assessments related to such insolvencies based upon the most current information furnished by the guaranty associations. During 2003 and 2004, we incurred assessments totaling $217,000 and $845,000, respectively, from the Pennsylvania Property and Casualty Insurance Guaranty Association (“PIGA”) primarily relating to the insolvencies of three medical malpractice insurers and Reliance Insurance Company. Based from information provided by PIGA during 2005, we determined that the estimated assessment liability could be reduced, and we recognized a benefit of $1.4 million for assessments estimated and recorded in previous years.
     Most states have enacted legislation that regulates insurance holding company systems. Each insurance company in the holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. Pursuant to these laws, the respective insurance departments may examine our insurance subsidiaries or Donegal Mutual at any time, require disclosure of material transactions by the holding company and require prior notice or prior approval of certain transactions, such as “extraordinary dividends” from the insurance subsidiaries to the holding company.
     The Pennsylvania Insurance Holding Companies Act, which applies to us, requires that all transactions within a holding company system to which an insurer is a party must be fair and reasonable and that any charges or fees for services performed must be reasonable. Any management agreement, service agreement, cost sharing arrangement and reinsurance agreement must be filed with the Pennsylvania Insurance Department (the “Department”) and is subject to Department review. The pooling agreement and other intercompany reinsurance agreements were accordingly filed with the Department. The Department has never provided any notification of disapproval to any member of Donegal Insurance Group or us.
     Approval of the applicable insurance commissioner is also required prior to consummation of transactions affecting the control of an insurer. In some states, including Pennsylvania, the acquisition of 10% or more of the outstanding capital stock of an insurer or its holding company creates a rebuttable presumption of a change in control. Pursuant to an order issued in April 2003, the Department approved Donegal Mutual’s ownership of up to 70% of our outstanding Class A common stock and up to 100% of our outstanding Class B common stock. Insurance holding company laws also require notice to the applicable insurance commissioner of certain material transactions between an insurer and any person in its holding company system and, in some states, certain of such transactions cannot be consummated without the prior approval of the applicable insurance commissioner.
     We are required to participate in involuntary insurance programs for automobile insurance, as well as other property and casualty insurance lines, in states in which we operate. These programs include joint underwriting associations, assigned risk plans, fair access to insurance requirements (FAIR) plans, reinsurance facilities, windstorm and tornado plans. Legislation establishing these programs requires all companies that write lines covered by these programs to provide coverage, either directly or through reinsurance, for insureds who cannot obtain insurance in the voluntary market. The legislation creating these programs usually allocates a pro rata portion of risks attributable to such insureds to each company on the basis of direct premiums written or the number of automobiles insured in the particular state. Generally, state law requires participation in such programs as a condition to doing business. The loss ratio on insurance written under involuntary programs has traditionally been greater than the loss ratio on insurance written in the voluntary market.
     Our insurance subsidiaries are restricted by the insurance laws of their respective states of domicile as to the amount of dividends or other distributions they may pay to us without the prior approval of the respective state regulatory authorities. Generally, the maximum amount that may be paid by an insurance subsidiary during any year after notice to, but without prior approval of, the insurance commissioners of these states is limited to a stated percentage of that subsidiary’s statutory capital and surplus as of the end of the preceding year or the net income excluding realized capital gains of the subsidiary for the preceding year. As of December 31, 2005, the amount of dividends our insurance subsidiaries could pay us during 2006 without the prior approval of the various insurance commissioners was as follows:

Name of Insurance Subsidiary	Ordinary Dividend Amount
Atlantic States Insurance Company	$21.9 million
Southern Insurance Company of Virginia	5.4 million
Le Mars Insurance Company	2.1 million
Peninsula Insurance Group	2.9 million
Donegal Mutual
     Donegal Mutual was organized in 1889. At December 31, 2005, Donegal Mutual had admitted assets of $268.9 million and policyholders’ surplus of $114.7 million. At December 31, 2005, Donegal Mutual had no debt and, of its total liabilities of $154.2 million, reserves for net losses and loss expenses accounted for $62.8 million and unearned premiums accounted for $38.7 million. Of Donegal Mutual’s investment portfolio of $189.3 million at December 31, 2005, investment-grade bonds accounted for $44.1 million and mortgages accounted for $3.3 million. At December 31, 2005, Donegal Mutual owned 5,968,411 shares, or approximately 42%, of our Class A common stock, which were carried on Donegal Mutual’s books at $79.7 million, and 2,802,487 shares, or approximately 67%, of our Class B common stock, which were carried on Donegal Mutual’s books at $37.4 million. The foregoing financial information is presented on the statutory basis of accounting required by the NAIC Accounting Practices and Procedures Manual. Donegal Mutual does not, nor is it required to, prepare financial statements in accordance with GAAP.
Donegal Financial Services Corporation
     Because of our and Donegal Mutual’s ownership of DFSC, both we and Donegal Mutual are regulated as unitary savings and loan holding companies. As such, both we and Donegal Mutual are subject to regulation by the Office of Thrift Supervision, or the OTS, under the holding company provisions of the federal Home Owners’ Loan Act, or HOLA. As a federally chartered and insured stock savings association, Province Bank is subject to regulation and supervision by the OTS, which is the primary federal regulator of savings associations, and by the Federal Deposit Insurance Corporation, in its role as federal deposit insurer. The primary purpose of the statutory and regulatory scheme is to protect depositors, the financial institutions and the financial system as a whole rather than the shareholders of financial institutions or their holding companies.
     Transactions between a savings association and its “affiliates” are subject to quantitative and qualitative restrictions under Sections 23A and 23B of the Federal Reserve Act. Affiliates of a savings association include, among other entities, the savings association’s holding company and non-banking companies that are under common control with the savings association. These affiliate restrictions apply to transactions between DFSC and Province Bank, on the one hand, and us and our insurance subsidiaries, on the other hand. These restrictions also apply to transactions among DFSC, Province Bank and Donegal Mutual.
Cautionary Statement Regarding Forward-Looking Statements
     This annual report and the documents incorporated by reference into this annual report contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include certain discussions relating to underwriting, premium and investment income volume, business strategies, reserves, profitability and business relationships and our other business activities during 2005 and beyond. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,”

“objective,” “project,” “predict,” “potential,” “goal” and similar expressions. These forward-looking statements reflect our current views about future events, are based on our current assumptions and are subject to known and unknown risks and uncertainties that may cause our results, performance or achievements to differ materially from those anticipated in or implied by those statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict. Such factors may include those described under “Risk Factors.” The forward-looking statements contained in this annual report reflect our views and assumptions only as of the date of this annual report. Except as required by law, we do not intend to, and assume no responsibility for, updating any forward-looking statements. We qualify all of our forward-looking statements by these cautionary statements.
          Available Information
          Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and our other filings pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) are available without charge on our website, www.donegalgroup.com, as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission (the “SEC”). Our Code of Business Conduct and Ethics, and the charters of our Audit Committee and our Nominating Committee are available on our website. Upon request to our Corporate Secretary, printed copies are also available. We are providing the address to our Internet site solely for the information of investors. We do not intend the reference to our website address to be an active link or to otherwise incorporate the contents of the website into this report.
Item 1A. Risk Factors.
Risk Factors
     Risks Relating to Us and Our Business
     Our operations are interrelated with those of Donegal Mutual, which is our controlling stockholder, and potential conflicts exist between the best interests of our stockholders and the best interests of the policyholders of Donegal Mutual.
     Donegal Mutual, which currently owns shares of our common stock generally entitling it to cast approximately 61% of the aggregate votes eligible to be cast by our stockholders at any meeting of stockholders, controls the election of the members of our board of directors, and four of the seven members of our board of directors are also members of the board of directors of Donegal Mutual. These directors have a fiduciary duty to our stockholders, and also have a fiduciary duty to the policyholders of Donegal Mutual. Our executive officers have the same positions with both Donegal Mutual and us, and therefore have competing fiduciary duties. Certain potential and actual conflicts of interest arise from these separate fiduciary duties. Among these conflicts of interest are:
•	We and Donegal Mutual periodically review the percentage participation rate of Atlantic States in the underwriting pool.

•	We and Donegal Mutual must annually establish the terms of certain inter-company reinsurance agreements.

•	We and Donegal Mutual must make judgments about the allocation of shared expenses between Donegal Mutual and us in accordance with various inter-company expense-sharing agreements.

•	We may enter into other transactions and contractual relationships with Donegal Mutual and its subsidiaries.
     As a consequence, we and Donegal Mutual have established a coordinating committee that consists of two of our directors who are not directors of Donegal Mutual and two directors of Donegal Mutual who are not members of our board of directors. Under our by-laws and those of Donegal Mutual, any new agreement or transaction between Donegal Mutual and us, as well as any proposed change to an existing agreement between Donegal Mutual and us, must first be submitted to Donegal Mutual’s and our boards of directors for approval. If approved by both boards of directors, the proposed agreement or transaction, or the change in an existing agreement, must receive the approval of the coordinating committee. Coordinating committee approval is granted only if both of our coordinating committee members conclude that the new agreement or transaction or proposed change in an existing agreement is fair and equitable to us and our stockholders and both of Donegal Mutual’s coordinating committee members conclude that the new agreement or transaction or proposed change in an existing agreement is fair and equitable to Donegal Mutual and its policyholders.
     Donegal Mutual has the ability to determine the outcome of all matters submitted for approval by our stockholders. The price of our Class A common stock may be adversely affected because of Donegal Mutual’s ownership of our Class A common stock and Class B common stock or by the difference in voting power between our Class A common stock and Class B common stock.
     Each share of our Class A common stock has one-tenth of a vote per share and generally can vote as a separate class only on matters pertaining to the rights of holders of Class A common stock. Voting control of the Company is vested in Donegal Mutual. As of February 27, 2006, Donegal Mutual owned approximately 42% of our outstanding Class A common stock and approximately 68% of our outstanding Class B common stock and controls approximately 61% of the votes that may be cast on any matter submitted to a vote of our stockholders. Donegal Mutual has sufficient voting control to:

•	elect a majority of our board of directors, who in turn determines our management and policies; and

•	control the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.
     The interests of Donegal Mutual may conflict with the interests of our other stockholders. In addition, the voting power of Donegal Mutual may have a negative effect on the price of our Class A common stock. From time to time, Donegal Mutual purchases our Class A common stock and Class B common stock on the Nasdaq National MarketSM in accordance with the safe-harbor provisions of SEC Rule 10b-18 or in privately negotiated transactions.
     Our results of operations could suffer if Donegal Mutual were to experience unusually severe or frequent losses or were not able to price its premiums adequately.
     Our insurance subsidiary, Atlantic States, participates in a pooling agreement with Donegal Mutual, under which the parties share the underwriting results on substantially all of the property and casualty insurance business written by both companies. Under the terms of the pooling agreement, Atlantic States has a 70% share of the results of the pool and Donegal Mutual has a 30% share of the results of the pool. The allocation of pool participation percentages between Donegal Mutual and Atlantic States has been established based on the pool participants’ relative amounts of capital and surplus, expectations of future relative amounts of capital and surplus and our ability to raise capital for Atlantic States. We do not expect the allocation to change in the foreseeable future.
     Because of the pooled business allocated to us, our insurance operations are interrelated with the insurance operations of Donegal Mutual, and our results of operations are dependent, in part, upon the underwriting results of Donegal Mutual. Although the underwriting pool is intended to produce a more uniform and stable underwriting result from year to year for the participants in the pool than they would experience individually and to spread the risk of loss among the participants, if Donegal Mutual experiences unusually severe or frequent losses or does not adequately price its premiums, our business, financial condition and results of operations could suffer.
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
     As a holding company, we rely primarily on dividends from our insurance subsidiaries as a source of funds to meet our corporate obligations. Payment of dividends by our insurance subsidiaries is subject to regulatory restrictions and depends on the surplus of our subsidiaries. From time to time, the NAIC and various state insurance regulators consider modifying the method of determining the amount of dividends that may be paid by an insurance company without prior regulatory approval. The maximum amount of ordinary dividends that our insurance subsidiaries can pay us in 2006 without prior regulatory approval is approximately $32.3 million. In addition, state insurance regulators have broad discretion to limit the payment of dividends by our insurance subsidiaries in the future. The ability of our insurance subsidiaries to pay dividends to us may be further constrained by business and regulatory considerations, such as the impact of dividends on surplus that could affect our ratings, competitive position, the amount of premiums that we can write and our ability to pay future dividends.
     If the A.M. Best rating assigned to Donegal Mutual or our insurance subsidiaries is significantly downgraded, our competitive position would be adversely affected.
     Industry ratings are a factor in establishing the competitive position of insurance companies. Our insurance subsidiaries and Donegal Mutual are rated by A.M. Best, an industry-accepted source of insurance company financial strength ratings. A.M. Best ratings are specifically designed to provide an independent opinion of an insurance company’s financial health and its ability to meet ongoing obligations to policyholders. We believe that the financial strength rating of A.M. Best is material to our insurance operations. Currently, Donegal Mutual and our insurance subsidiaries each have an A (Excellent) rating from A.M. Best. If Donegal Mutual or any of our insurance subsidiaries were to be downgraded by A.M. Best, it would adversely affect our competitive position and make it more difficult for us to market our products and retain our existing policyholders.
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
     The loss of, or failure to attract, key personnel could significantly impede our financial plans, growth, marketing and other objectives. Our success depends to a substantial extent on the ability and experience of our senior management. We believe that our future success will depend in large part on our ability to attract and retain additional skilled and qualified personnel and to expand, train and manage our employees. We may not be successful in doing so, because the competition for experienced personnel in the insurance industry is intense. We do not have employment agreements with our key personnel, all of whom are employed by Donegal Mutual.
     Recently enacted changes in securities laws and regulations are likely to increase our costs.
     The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), which became law in July 2002, required changes in our corporate governance, public disclosure and compliance practices. Sarbanes-Oxley also required that the SEC promulgate new rules on a variety of corporate governance and disclosure subjects. In addition to these rules, the Nasdaq National MarketSM has adopted revisions to its requirements for companies listed on Nasdaq, like us. These developments have increased our legal and financial compliance costs.
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
     We rely on reinsurance agreements to limit our maximum net loss from large single risks or risks in concentrated areas, and to increase our capacity to write insurance. Although the reinsurance we maintain provides that the reinsurer is liable to us, our reinsurance does not relieve us from liability to our policyholders. To the extent that a reinsurer may be unable to pay losses for which it is liable to us under the terms of its reinsurance agreement with us, we remain liable for such losses. As of December 31, 2005, we had approximately $32.3 million of reinsurance receivables from third-party reinsurers for paid and unpaid losses for which we believe we are entitled to reimbursement. The insolvency or inability to make timely payments by our reinsurers under the terms of our reinsurance agreements would adversely affect our results of operations.
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
     As a result of the September 11, 2001 terrorist attacks, the insurance industry has been compelled to re-examine policy terms and conditions and to address the potential for future threats of terrorist attacks and resulting losses. Our personal and commercial property and casualty insurance policies are not priced to cover the risk of terrorist attacks and losses such as those suffered in the World Trade Center terrorist attack. Therefore, we have exposure to terrorism under the lines of insurance products that we offer. The Terrorism Risk Insurance Extension Act of 2005, or “TRIA,” may reduce the impact of future losses as a result of terrorism in connection with commercial insurance products we offer; however, because of the uncertainty regarding the application of the TRIA, the amount of losses we may be required to retain as a result of terrorism may result in a material adverse effect on our business, financial condition and results of operations. TRIA now has an expiration date of December 31, 2008, so it will not provide coverage beyond that time unless it is extended. While TRIA includes higher retention levels for insurers in 2006 and 2007, the program’s expiration at the end of 2008 will result in an increase in insurers’ loss retention in 2009. TRIA does not cover the personal insurance products we offer, and state regulators have not approved exclusions for acts of terrorism in our personal insurance products. Therefore we could incur large unexpected losses from the personal insurance policies that we issue, which could have a material adverse effect on our business, financial condition and results of operations.
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
     Our Class A common stock has limited trading liquidity. Reported average daily trading volume in our Class A common stock for the year ended December 31, 2005 was approximately 21,551 shares. This limited trading liquidity subjects our shares of Class A common stock to greater price volatility.
     The market price of our Class A common stock may be adversely affected by future sales of a substantial number of shares of our Class A common stock or Class B common stock or the availability of such shares for sale.
     The sale, or the availability for sale, of a significant number of shares of our Class A common stock or Class B common stock could adversely affect the prevailing market prices of our Class A common stock and could impair our ability to raise capital through future sales of our equity securities. As of February 27, 2006, we had outstanding 14,283,996 shares of our Class A common stock and 4,182,684 shares of our Class B common stock. Apart from the shares held by Donegal Mutual, all of our outstanding shares of Class A common stock and Class B common stock are freely tradeable without restrictions under the Securities Act. Sales of a substantial number of shares of our Class A common stock or Class B common stock by Donegal Mutual could cause the price of our Class A common stock to fall.
     Donegal Mutual’s ownership of our stock, provisions of our certificate of incorporation and by-laws and certain state laws make it unlikely anyone could acquire control of us unless Donegal Mutual were in favor of the change of control.
     Donegal Mutual’s ownership of our Class A common stock and Class B common stock, certain provisions of our certificate of incorporation and by-laws and the insurance laws and regulations of Pennsylvania, Maryland, Iowa and Virginia could delay or prevent the removal of members of our board of directors and could make more difficult a merger, tender offer or proxy contest involving us to succeed, even if such events were beneficial to the interest of our stockholders other than Donegal Mutual. These factors could also discourage a third party from attempting to acquire control of us. The classification of our board of directors could also have the effect of delaying or preventing a change in control of us.
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
Item 1B. Unresolved Staff Comments.
     No written comments made by the SEC staff regarding our filings under the Exchange Act remain unresolved.
Item 2. Properties.
     We and Atlantic States share headquarters with Donegal Mutual in a building owned by Donegal Mutual. Donegal Mutual charges us for an appropriate portion of the building expenses under an inter-company allocation agreement that is consistent with the terms of the pooling agreement. The headquarters of Donegal Mutual has approximately 172,600 square feet of office space. Southern owns a facility of approximately 10,000 square feet in Glen Allen, Virginia. Le Mars owns a facility of approximately 25,500 square feet in Le Mars,

Iowa and Peninsula owns a facility of approximately 14,600 square feet in Salisbury, Maryland.
Item 3. Legal Proceedings.
     We are a party to numerous lawsuits arising in the ordinary course of our insurance business. We believe that the resolution of these lawsuits will not have a material adverse effect on our financial condition or results of operations.
     During our fiscal year ended December 31, 2005, no tax shelter penalties were assessed against us by the Internal Revenue Service.
Item 4. Submission of Matters to a Vote of Security Holders.
     No matter was submitted to a vote of holders of our Class A common stock or Class B common stock during the fourth quarter of 2005.
Executive Officers of the Company
     The following table sets forth information regarding the executive officers of the companies that comprise the Donegal Insurance Group, each of whom has served with us for more than 10 years:

Name	Age	Position
Donald H. Nikolaus	63	President and Chief Executive Officer of Donegal Mutual since 1981; President and Chief Executive Officer of the Company since 1986.

Robert G. Shenk	51	Senior Vice President, Claims, of Donegal Mutual since 1997; Vice President, Claims, of Donegal Mutual from 1992 to 1997 and Manager, Casualty Claims, of Donegal Mutual from 1985 to 1992.

Cyril J. Greenya	60	Senior Vice President and Chief Underwriting Officer, of Donegal Mutual since 2005, Senior Vice President, Underwriting of Donegal Mutual from 1997 to 2005, Vice President, Commercial Underwriting, of Donegal Mutual from 1992 to 1997 and Manager, Commercial Underwriting of Donegal Mutual from 1983 to 1992.

Daniel J. Wagner	44	Senior Vice President and Treasurer of Donegal Mutual and the Company since 2005; Vice President and Treasurer of Donegal Mutual and the Company

Name	Age	Position
		from 2000 to 2005; Treasurer of Donegal Mutual and the Company from 1993 to 2000; Controller of Donegal Mutual and the Company from 1988 to 1993.

Jeffrey D. Miller	41	Senior Vice President and Chief Financial Officer of Donegal Mutual and the Company since 2005; Vice President and Controller of Donegal Mutual and the Company from 2000 to 2005; Controller of Donegal Mutual and the Company from 1995 to 2000.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     The response to this Item is incorporated in part by reference to page 40 of our Annual Report to Stockholders for the year ended December 31, 2005, which is included as Exhibit (13) to this Form 10-K Report. As of February 27, 2005, we had approximately 795 holders of record of our Class A common stock and 442 holders of record of our Class B common stock. We declared dividends of $0.36 per share on our Class A common stock and $0.32 per share on our Class B common stock in 2004 and $0.40 per share on our Class A common stock and $0.34 per share on our Class B common stock in 2005.
     Between October 1, 2005 and December 31, 2005, we did not purchase any shares of our Class A common stock or Class B common stock. Between October 1, 2005 and December 31, 2005, Donegal Mutual purchased shares of our Class A common stock and Class B common stock as set forth in the following table.

(d) Maximum
Number (or
			(c) Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares
			Purchased as Part	(or Units) that May
	(a) Total Number of	(b) Average Price	of Publicly	Yet Be Purchased
	Shares (or Units)	Paid per Share	Announced Plans	Under the Plans
Period	Purchased	(or Unit)	of Programs	or Programs
Month #1	Class A – 113,333	Class A – $22.48	Class A –NONE	(1)
October 1-31, 2005	Class B – NONE	Class B – NONE	Class B – NONE

Month #2	Class A – NONE	Class A – NONE	Class A – NONE
November 1-30, 2005	Class B – 667	Class B – $21.90	Class B – NONE	(1)

Month #3	Class A – 95,000	Class A – $23.27	Class A – NONE	(1)
December 1-31, 2005	Class B – 49,924	Class B – $23.21	Class B – 49,924	(2)

Total	Class A – 208,333	Class A – $22.84	Class A – NONE
	Class B – 50,591	Class B – $23.19	Class B – 49,924

(1)	These shares were purchased by Donegal Mutual in privately negotiated non-market transactions directly with its employees. These purchases were not pursuant to a publicly announced plan or program. Donegal Mutual has not limited the number of shares of Class A common stock or Class B common stock it may purchase from time to time in private market transactions directly with its employees.

(2)	These shares were purchased by Donegal Mutual pursuant to its announcement on August 17, 2004, that it will, at its discretion, purchase shares of our Class A common stock and Class B common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions with stockholders. Such announcement did not stipulate a maximum number of shares that may be purchased under this program.
Item 6. Selected Financial Data.
     The response to this Item is incorporated by reference to page 8 of our Annual Report to Stockholders for the year ended December 31, 2005, which is included as Exhibit (13) to this Form 10-K Report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The response to this Item is incorporated by reference to pages 10 through 18 of our Annual Report to Stockholders for the year ended December 31, 2005, which is included as Exhibit (13) to this Form 10-K Report.

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
     Principal cash flows and related weighted-average interest rates by expected maturity dates for financial instruments sensitive to interest rates are as follows:

	As of December 31, 2005
		Weighted-average
(amounts in thousands)	Principal cash flows	interest rate
Fixed maturities and short-term investments:
2006	$55,928	2.2%
2007	30,957	4.8
2008	33,399	4.2
2009	41,853	4.4
2010	28,402	4.6
Thereafter	304,838	4.8

Total	$495,377

Market Value	$504,352

Debt:
2033	$30,929	8.3%

Total	$30,929

Fair Value	$30,929

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
     Our insurance subsidiaries maintain reinsurance agreements in place with Donegal Mutual and with a number of other major unaffiliated authorized reinsurers. To the extent that a reinsurer may be unable to pay losses for which it is liable to us under the terms of its reinsurance agreement with us, we remain liable for such losses.
Item 8. Financial Statements and Supplementary Data.
     The response to this Item is incorporated by reference to pages 19 through 36 of our Annual Report to Stockholders for the year ended December 31, 2005, which is included as Exhibit (13) to this Form 10-K Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.

Item 9A.	Controls and Procedures.
     Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.
     Internal Control over Financial Reporting
     Pursuant to Section 404 of Sarbanes-Oxley, a report of management’s assessment of the design and effectiveness of our internal controls is included as part of our Annual Report to Stockholders incorporated by reference in this Form 10-K Annual Report. KPMG LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2005 based on criteria establish by Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The report of KPMG dated March 13, 2006 is included as part of our Annual Report to Stockholders incorporated by reference in this Form 10-K Annual Report.

     Changes in Internal Control over Financial Reporting
     There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
     None.

PART III
Item 10. Directors and Executive Officers of the Registrant.
     The response to this Item with respect to our directors is incorporated by reference to our proxy statement to be filed with the SEC relating to our annual meeting of stockholders to be held April 20, 2006. The response to this Item with respect to our executive officers is incorporated by reference to Part I of this Form 10-K Report.
     The full text of our Code of Ethics is included as Exhibit 14 to this Form 10-K Report.
Item 11. Executive Compensation.
     The response to this Item is incorporated by reference to our proxy statement to be filed with the SEC relating to our annual meeting of stockholders to be held April 20, 2006, except for the Report of our Compensation Committee, the Performance Graph and the Report of our Audit Committee, which are not incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The response to this Item is incorporated by reference to our proxy statement to be filed with the SEC relating to our annual meeting of stockholders to be held April 20, 2006.
     The following table sets forth information regarding our equity compensation plans:
Equity Compensation Plan Information

Number of securities
(class) remaining
	Number of securities					available for future
	(class) to be issued		Weighted-average			issuance under equity
	upon exercise of		exercise price of			compensation plans
	outstanding options,		outstanding options,			(excluding securities
Plan category	warrants and rights		warrants and rights			reflected in column (a))
	(a)		(b)			(c)
Equity compensation plans	735,802	(Class A)	$9.51	(ClassA)	808,599	(Class A)
approved by securityholders	—	(Class B)	—	(Class B)		—	(Class B)

Equity compensation plans not approved by securityholders	—		—			—

Total	735,802		$9.51			808,599

Item 13. Certain Relationships and Related Transactions.
     The response to this Item is incorporated by reference to our proxy statement to be filed with the SEC relating to our annual meeting of stockholders to be held April 20, 2006.
Item 14. Principal Accountant Fees and Services.
     The response to this Item is incorporated by reference to our proxy statement to be filed with the SEC relating to our annual meeting of stockholders to be held April 20, 2006.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)	Financial statements, financial statement schedules and exhibits filed:
(a)	Consolidated Financial Statements

Page*
Reports of Independent Registered Public Accounting Firm	37, 39

Donegal Group Inc. and Subsidiaries:
Consolidated Balance Sheets as of December 31, 2005 and 2004	19

Consolidated Statements of Income and Comprehensive Income for the three years ended December 31, 2005, 2004 and 2003	20

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2005, 2004 and 2003	21

Consolidated Statements of Cash Flows for the three years ended December 31, 2005, 2004 and 2003	22

Notes to Consolidated Financial Statements	23

Report and Consent of Independent Registered Public Accounting Firm	Exhibit 23
(b)	Financial Statement Schedules

          All other schedules have been omitted since they are not required, not applicable or the information is included in the financial statements or notes thereto.

*	Refers to pages of our 2005 Annual Report to Stockholders. The Consolidated Financial Statements and Notes to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements, Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting on pages 19 through 39 are incorporated herein by reference. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item and Items 5, 6, 7 and 8 hereof, such Annual Report shall not be deemed filed as part of this Form 10-K Report or otherwise subject to the liabilities of Section 18 of the Exchange Act.
(c)	Exhibits

Exhibit No.	Description of Exhibits	Reference
(3)(i)	Certificate of Incorporation of Registrant, as amended.	(a)

(3)(ii)	Amended and Restated By-laws of Registrant.	(b)

(3)(iii)	Amended and Restated By-laws of Registrant as of March 19, 2004	(r)

Management Contracts and Compensatory Plans or Arrangements

(10)(A)	Donegal Group Inc. Amended and Restated 1996 Equity Incentive Plan.	(c)

(10)(B)	Donegal Group Inc. 2001 Equity Incentive Plan for Employees.	(d)

(10)(C)	Donegal Group Inc. 2001 Equity Incentive Plan for Directors.	(d)

(10)(D)	Donegal Group Inc. 2001 Employee Stock Purchase Plan, as amended.	(e)

(10)(E)	Donegal Group Inc. Amended and Restated 2001 Agency Stock Purchase Plan.	(f)

(10)(F)	Donegal Mutual Insurance Company 401(k) Plan.	(g)

(10)(G)	Amendment No. 1 effective January 1, 2000 to Donegal Mutual Insurance Company 401(k) Plan.	(g)

(10)(H)	Amendment No. 2 effective January 6, 2000 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

Exhibit No.	Description of Exhibits	Reference
(10)(I)	Amendment No. 3 effective July 23, 2001 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

(10)(J)	Amendment No. 4 effective January 1, 2002 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

(10)(K)	Amendment No. 5 effective December 31, 2001 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

(10)(L)	Amendment No. 6 effective July 1, 2002 to Donegal Mutual Insurance Company 401(k) Plan.	(r)

(10)(M)	Donegal Mutual Insurance Company Executive Restoration Plan.	(h)

Other Material Contracts

(10)(N)	Tax Sharing Agreement dated September 29, 1986 between Donegal Group Inc. and Atlantic States Insurance Company.	(i)

(10)(O)	Services Allocation Agreement dated September 29, 1986 between Donegal Mutual Insurance Company, Donegal Group Inc. and Atlantic States Insurance Company.	(i)

(10)(P)	Proportional Reinsurance Agreement dated September 29, 1986 between Donegal Mutual Insurance Company and Atlantic States Insurance Company.	(i)

(10)(Q)	Amendment dated October 1, 1988 to Proportional Reinsurance Agreement between Donegal Mutual Insurance Company and Atlantic States Insurance Company.	(j)

(10)(R)	Amendment dated July 16, 1992 to Proportional Reinsurance Agreement between Donegal Mutual Insurance Company and Atlantic States Insurance Company.	(k)

(10)(S)	Amendment dated as of December 21, 1995 to Proportional Reinsurance Agreement between Donegal Mutual Insurance Company and Atlantic States Insurance Company.	(l)

Exhibit No.	Description of Exhibits	Reference
(10)(T)	Reinsurance and Retrocession Agreement dated May 21, 1996 between Donegal Mutual Insurance Company and Southern Insurance Company of Virginia.	(h)

(10)(U)	Amended and Restated Credit Agreement dated as of July 27, 1998 among Donegal Group Inc., the banks and other financial institutions from time to time party thereto and Fleet National Bank, as agent.	(m)

(10)(V)	First Amendment and Waiver to the Amended and Restated Credit Agreement dated as of December 31, 1999.	(g)

(10)(W)	Amendment dated as of April 20, 2000 to Proportional Reinsurance Agreement between Donegal Mutual Insurance Company and Atlantic States Insurance Company.	(n)

(10)(X)	Lease Agreement dated as of September 1, 2000 between Donegal Mutual Insurance Company and Province Bank FSB.	(d)

(10)(Y)	Aggregate Excess of Loss Reinsurance Agreement dated as of January 1, 2001 between Donegal Mutual Insurance Company and Atlantic States Insurance Company (as successor-in-interest to Pioneer Insurance Company).	(d)

(10)(Z)	Plan of Conversion of Le Mars Mutual Insurance Company of Iowa adopted August 11, 2003	(p)

(10)(AA)	Stock Purchase Agreement dated as of October 28, 2003 between Donegal Group Inc. and Folksamerica Holding Company, Inc.	(o)

(10)(BB)	Credit Agreement dated as of November 25, 2003 between Donegal Group Inc. and Manufacturers and Traders Trust Company	(p)

(13)	2005 Annual Report to Stockholders (electronic filing contains only those portions incorporated by reference into this Form 10-K Report).	Filed herewith

(14)	Code of Ethics	(q)

(21)	Subsidiaries of Registrant.	Filed herewith

Exhibit No.	Description of Exhibits	Reference
(23)	Report and Consent of Independent Registered Public Accounting Firm	Filed herewith

(31.1)	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer	Filed herewith

(31.2)	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer	Filed herewith

(32.1)	Section 1350 Certification of Chief Executive Officer	Filed herewith

(32.2)	Section 1350 Certificate of Chief Financial Officer	Filed herewith

(a)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form S-3 Registration Statement No. 333-59828 filed April 30, 2001.

(b)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2001.

(c)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 1998.

(d)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2000.

(e)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form S-8 Registration Statement No. 333-62974 filed June 14, 2001.

(f)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form S-2 Registration Statement No. 333-63102 declared effective February 8, 2002.

(g)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 1999.

(h)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 1996.

(i)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form S-1 Registration Statement No. 33-8533 declared effective October 29, 1986.

(j)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 1988.

(k)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 1992.

(l)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 8-K Report dated December 21, 1995.

(m)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 8-K Report dated November 17, 1998.

(n)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 8-K Report dated May 31, 2000.

(o)	Such exhibit is hereby incorporated by reference to the like-described exhibits in Registrant’s Form 8-K Report dated November 3, 2003.

(p)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 8-K Report dated December 1, 2003.

(q)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-K Annual Report for the year ended December 31, 2003.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONEGAL GROUP INC.

By:	/s/ Donald H. Nikolaus

Donald H. Nikolaus, President
Date: March 13, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald H. Nikolaus	President and a Director	March 13, 2006

Donald H. Nikolaus	(principal executive officer)

/s/ Jeffrey D. Miller	Senior Vice President and

Jeffrey D. Miller	Chief Financial Officer (principal financial and accounting officer)	March 13, 2006

/s/ Robert S. Bolinger	Director	March 13, 2006

Robert S. Bolinger

/s/ Patricia A. Gilmartin	Director	March 13, 2006

Patricia A. Gilmartin

/s/ Philip H. Glatfelter, II	Director	March 13, 2006

Philip H. Glatfelter, II

Signature	Title	Date

/s/ John J. Lyons	Director	March 13, 2006

John J. Lyons

	Director	March , 2006

R. Richard Sherbahn

/s/ Richard D. Wampler, II	Director	March 13, 2006

Richard D. Wampler, II

DONEGAL GROUP INC. AND SUBSIDIARIES
SCHEDULE I – SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
($ in thousands)
December 31, 2005

			Amount at Which
			Shown in the
	Cost	Fair Value	Balance Sheet
Fixed Maturities:
Held to maturity:
United States government and governmental agencies and authorities	$58,736	$56,866	$58,736
Obligations of states and political subdivisions	84,656	85,462	84,656
All other corporate bonds	21,508	21,450	21,508
Mortgage-backed securities	15,282	14,823	15,282

Total fixed maturities held to maturity	180,182	178,601	180,182

Available for sale:
United States government and governmental agencies and authorities	51,374	50,859	50,859
Obligations of states and political subdivisions	179,004	180,571	180,571
All other corporate bonds	20,329	20,112	20,112
Mortgage-backed securities	44,390	43,556	43,556

Total fixed maturities available for sale	295,097	295,098	295,098

Total fixed maturities	475,279	473,699	475,280

Equity Securities:
Preferred stocks:
Banks	6,974	6,915	6,915
Industrial and miscellaneous	875	890	890

Total preferred stocks	7,849	7,805	7,805

Common stocks:
Banks and insurance companies*	11,769	11,771	11,771
Industrial and miscellaneous	18,299	22,236	22,236

Total common stocks	30,068	34,007	34,007

Total equity securities	37,917	41,812	41,812

Short-term investments	30,654	30,654	30,654

Total investments	$543,850	$546,165	$547,746

*	Includes investments in affiliates as discussed in Note 5 of the Notes to Consolidated Financial Statements.

DONEGAL GROUP INC. AND SUBSIDIARIES
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
Condensed Balance Sheets
($ in thousands)
December 31, 2005 and 2004

	2005	2004
ASSETS
Fixed-maturity investments	$4,192	$4,120
Investment in subsidiaries (equity method)	294,333	259,898
Short-term investments	9,431	5,585
Cash	938	1,581
Property and equipment	1,168	1,293
Other	1,110	3,226

Total assets	$311,172	$275,703

LIABILITIES AND STOCKHOLDERS’ EQUITY

Cash dividends declared to stockholders	$1,781	$1,567
Subordinated debentures	30,929	30,929
Other	566	503

Total liabilities	33,276	32,999

Stockholders’ equity	277,896	242,704

Total liabilities and stockholders’ equity	$311,172	$275,703

DONEGAL GROUP INC. AND SUBSIDIARIES
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
(Continued)
Condensed Statements of Income and Comprehensive Income
($ in thousands)
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Statements of Income
Revenues
Dividends from subsidiaries	$2,000	$950	$7,000
Other	1,276	1,242	1,034

Total revenues	3,276	2,192	8,034

Expenses
Operating expenses	1,675	1,700	1,345
Interest	2,267	1,614	1,320

Total expenses	3,942	3,314	2,665

Income (loss) before income tax benefit and equity in undistributed net income of subsidiaries	(666)	(1,122)	5,369
Income tax benefit	(862)	(727)	(634)

Income (loss) before equity in undistributed net income of subsidiaries	196	(395)	6,003
Equity in undistributed net income of subsidiaries	36,753	32,009	12,291

Net income	$36,949	$31,614	$18,294

Statements of Comprehensive Income
Net income	$36,949	$31,614	$18,294

Other comprehensive income (loss), net of tax
Unrealized gain (loss) — parent	(25)	(2)	(42)
Unrealized gain (loss) — subsidiaries	(2,192)	(539)	421

Other comprehensive income (loss)	(2,217)	(541)	379

Comprehensive income	$34,732	$31,073	$18,673

DONEGAL GROUP INC. AND SUBSIDIARIES
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
(Continued)
Condensed Statements of Cash Flows
($ in thousands)
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities:

Net income	$36,949	$31,614	$18,294

Adjustments:
Equity in undistributed net income of subsidiaries	(36,753)	(32,009)	(12,291)
Other	4,446	731	(4,137)

Net adjustments	(32,307)	(31,278)	(16,428)

Net cash provided	4,642	336	1,866

Cash flows from investing activities:
Net purchase of fixed maturities	—	(2,084)	(1,938)
Net sale (purchase) of short-term investments	(3,846)	41,974	(47,559)
Net purchase of property and equipment	(392)	(246)	(433)
Investment in subsidiaries	—	(45,216)	(14,274)
Other	215	334	(981)

Net cash used	(4,023)	(5,238)	(65,185)

Cash flows from financing activities:
Cash dividends paid	(6,813)	(5,985)	(3,868)
Issuance of common stock	5,551	6,948	60,974
Issuance of subordinated debentures	—	5,155	25,774
Line of credit, net	—	—	(19,800)

Net cash provided (used)	(1,262)	6,118	63,080

Net change in cash	(643)	1,216	(239)
Cash at beginning of year	1,581	365	604

Cash at end of year	$938	$1,581	$365

DONEGAL GROUP INC. AND SUBSIDIARIES
SCHEDULE III – SUPPLEMENTARY INSURANCE INFORMATION
($ in thousands)

				Amortization
	Net	Net	Net Losses	of Deferred	Other	Net
	Earned	Investment	And Loss	Policy	Underwriting	Premiums
Segment	Premiums	Income	Expenses	Acquisition Costs	Expenses	Written
Year Ended December 31, 2005
Personal lines	$181,787	—	$107,788	$29,156	$29,113	$184,828
Commercial lines	112,711	—	59,754	18,078	18,050	117,716
Investments	—	$18,472	—	—	—	—

	$294,498	$18,472	$167,542	$47,234	$47,163	$302,544

Year Ended December 31, 2004
Personal lines	$167,401	$—	$104,664	$24,832	$26,790	$176,156
Commercial lines	98,438	—	59,477	14,602	15,754	107,126
Investments	—	15,907	—	—	—	—

	$265,839	$15,907	$164,141	$39,434	$42,544	$283,282

Year Ended December 31, 2003
Personal lines	$125,322	$—	$85,057	$19,639	$18,268	$125,777
Commercial lines	71,471	—	41,186	11,200	10,418	68,727
Investments	—	13,316	—	—	—	—

	$196,793	$13,316	$126,243	$30,839	$28,686	$194,504

DONEGAL GROUP INC. AND SUBSIDIARIES
SCHEDULE III – SUPPLEMENTARY INSURANCE INFORMATION, CONTINUED
($ in thousands)

	At December 31,
	Deferred	Liability		Other Policy
	Policy	For Losses		Claims and
	Acquisition	And Loss	Unearned	Benefits
Segment	Costs	Expenses	Premiums	Payable
2005
Personal lines	$13,922	$119,313	$110,689	$—
Commercial lines	9,555	146,417	75,971	—
Investments	—	—	—	—

	$23,477	$265,730	$186,660	$—

2004
Personal lines	$13,488	$126,648	$105,722	$—
Commercial lines	8,770	140,542	68,736	—
Investments	—	—	—	—

	$22,258	$267,190	$174,458	$—

DONEGAL GROUP INC. AND SUBSIDIARIES
SCHEDULE IV – REINSURANCE

		Ceded	Assumed		Percentage
		To Other	from Other		Assumed
	Gross Amount	Companies	Companies	Net Amount	To Net
Year Ended December 31, 2005
Property and casualty premiums	$209,693,968	$97,377,704	$182,181,759	$294,498,023	62%

Year Ended December 31, 2004
Property and casualty premiums	$188,665,453	$90,880,931	$168,054,072	$265,838,594	63%

Year Ended December 31, 2003
Property and casualty premiums	$114,154,202	$70,429,560	$153,068,054	$196,792,696	78%

DONEGAL GROUP INC. AND SUBSIDIARIES
SCHEDULE VI – SUPPLEMENTARY INSURANCE INFORMATION
CONCERNING PROPERTY AND CASUALTY SUBSIDIARIES

			Discount,
	Deferred	Liability	if any,
	Policy	For Losses	Deducted
	Acquisition	And Loss	From	Unearned
	Costs	Expenses	Reserves	Premiums
At December 31,
2005	$23,476,593	$265,729,527	$—	$186,660,050

2004	$22,257,760	$267,190,060	$—	$174,458,423

2003	$16,223,765	$217,914,057	$—	$134,028,035

(continued)

DONEGAL GROUP INC. AND SUBSIDIARIES
SCHEDULE VI — SUPPLEMENTARY INSURANCE INFORMATION
CONCERNING PROPERTY AND CASUALTY SUBSIDIARIES, CONTINUED
Years ended December 31, 2005, 2004 and 2003

			Losses and Loss
			Expenses Related to
					Amortization
					of Deferred	Net
	Net				Policy	Paid Losses	Net
	Earned	Investment	Current	Prior	Acquisition	and Loss	Premiums
	Premiums	Income	Year	Years	Cost	Expenses	Written
Year Ended December 31, 2005	$294,498,023	$18,471,963	$176,924,029	$(9,382,132)	$47,234,000	$165,963,580	$302,543,888

Year Ended December 31, 2004	$265,838,594	$15,906,728	$171,384,964	$(7,243,596)	$39,434,000	$160,450,011	$283,282,437

Year Ended December 31, 2003	$196,792,696	$13,315,936	$126,693,421	$(450,110)	$30,839,000	$118,455,674	$206,980,626