Form 10-Q
period 2006-03-31
DONEGAL GROUP INC
filed 2006-05-08
CIK 800457

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐.
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐. No ☑.
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,294,813 shares of Class A Common Stock, par value $0.01 per share, and 5,576,912 shares of Class B Common Stock, par value $0.01 per share, outstanding on April 28, 2006.

Part I. Financial Information
Item 1. Financial Statements.
Donegal Group Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets

Investments
Fixed maturities
Held to maturity, at amortized cost	$179,383,140	$180,182,305
Available for sale, at fair value	293,568,415	295,097,235
Equity securities, available for sale, at fair value	40,964,727	33,371,360
Investments in affiliates	8,248,375	8,441,546
Short-term investments, at cost, which approximates fair value	27,996,551	30,653,668

Total investments	550,161,208	547,746,114
Cash	3,879,087	3,811,011
Accrued investment income	5,139,035	5,521,335
Premiums receivable	47,644,185	47,124,106
Reinsurance receivable	104,525,453	94,137,096
Deferred policy acquisition costs	23,557,086	23,476,593
Deferred tax asset, net	12,107,562	11,532,834
Prepaid reinsurance premiums	41,278,362	40,063,138
Property and equipment, net	5,211,731	5,234,423
Accounts receivable — securities	3,382,991	411,149
Federal income taxes recoverable	—	901,341
Due from affiliate	4,306,037	—
Other	1,645,762	1,462,448

Total assets	$802,838,499	$781,421,588

Liabilities and Stockholders’ Equity

Liabilities
Losses and loss expenses	$275,977,730	$265,729,527
Unearned premiums	189,540,158	186,660,050
Accrued expenses	9,310,292	12,706,485
Reinsurance balances payable	1,952,635	1,814,292
Federal income taxes payable	2,599,806	—
Cash dividends declared to stockholders	—	1,781,393
Subordinated debentures	30,929,000	30,929,000
Accounts payable — securities	1,195,052	896,893
Due to affiliate	—	728,486
Drafts payable	419,275	703,912
Other	2,482,357	1,575,364

Total liabilities	514,406,305	503,525,402

Stockholders’ Equity
Preferred stock, $1.00 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 30,000,000 shares, issued 19,400,411 and 19,156,459 shares and outstanding 19,255,480 and 19,011,528 shares	194,004	191,565
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,377 shares and outstanding 5,576,912 shares	56,494	56,494
Additional paid-in capital	144,700,435	141,932,954
Accumulated other comprehensive income	1,208,604	2,532,073
Retained earnings	143,164,405	134,074,848
Treasury stock	(891,748)	(891,748)

Total stockholders’ equity	288,432,194	277,896,186

Total liabilities and stockholders’ equity	$802,838,499	$781,421,588

All capital accounts and share information have been restated for 4-for-3 stock split as discussed in footnote 1.
See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues:
Net premiums earned	$74,513,849	$71,762,523
Investment income, net of investment expenses	4,984,528	4,407,468
Net realized investment gains	474,799	690,291
Lease income	242,239	229,216
Installment payment fees	1,067,480	989,560

Total revenues	81,282,895	78,079,058

Expenses:
Net losses and loss expenses	43,288,512	41,537,896
Amortization of deferred policy acquisition costs	11,886,000	11,486,000
Other underwriting expenses	11,901,257	11,654,117
Policy dividends	371,772	351,597
Interest	644,378	498,763
Other expenses	392,895	429,681

Total expenses	68,484,814	65,958,054

Income before income tax expense	12,798,081	12,121,004
Income tax expense	3,667,894	3,703,916

Net income	$9,130,187	$8,417,088

Net income per common share:
Basic	$0.37	$0.35

Diluted	$0.36	$0.34

Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2006	2005
Net income	$9,130,187	$8,417,088
Other comprehensive loss, net of tax
Unrealized loss on securities:
Unrealized holding loss during the period, net of income tax	(1,014,850)	(2,951,019)
Reclassification adjustment, net of income tax	(308,619)	(448,689)

Other comprehensive loss	(1,323,469)	(3,399,708)

Comprehensive income	$7,806,718	$5,017,380

All per share information has been restated for 4-for-3 stock split as discussed in footnote 1.
See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)
Three Months Ended March 31, 2006

						Accumulated
					Additional	Other			Total
					Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Capital	Income	Earnings	Stock	Equity
Balance, December 31, 2005	19,156,459	5,649,377	$191,565	$56,494	$141,932,954	$2,532,073	$134,074,848	$(891,748)	$277,896,186

Issuance of common stock	14,180		142		186,115				186,257

Net income							9,130,187		9,130,187

Cash dividends							(1,804)		(1,804)

Exercise of stock options	229,772		2,297		1,673,674				1,675,971

Grant of stock options					38,826		(38,826)		—

Tax benefit on exercise of stock options					868,866				868,866

Other comprehensive loss						(1,323,469)			(1,323,469)

Balance, March 31, 2006	19,400,411	5,649,377	$194,004	$56,494	$144,700,435	$1,208,604	$143,164,405	$(891,748)	$288,432,194

All capital accounts and share information have been restated for 4-for-3 stock split as discussed in footnote 1.
See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash Flows from Operating Activities:
Net income	$9,130,187	$8,417,088

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	923,326	696,807
Realized investment gains	(474,799)	(690,291)
Changes in assets and liabilities:
Losses and loss expenses	10,248,203	(1,347,758)
Unearned premiums	2,880,108	4,550,568
Premiums receivable	(520,079)	(1,708,430)
Deferred acquisition costs	(80,493)	(272,398)
Deferred income taxes	137,900	(96,361)
Reinsurance receivable	(10,388,357)	2,686,506
Prepaid reinsurance premiums	(1,215,224)	(1,814,771)
Accrued investment income	382,300	167,476
Due from affiliate	(5,034,523)	(148,809)
Reinsurance balances payable	138,343	149,564
Current income taxes	3,501,147	4,751,429
Accrued expenses	(3,396,193)	(2,502,030)
Drafts payable	(284,637)	(352,062)
Other, net	723,679	(367,483)

Net adjustments	(2,459,299)	3,701,957

Net cash provided by operating activities	6,670,888	12,119,045

Cash Flows from Investing Activities:
Purchase of fixed maturities:
Held to maturity	—	(9,747,396)
Available for sale	(21,518,161)	(49,853,143)
Purchase of equity securities, available for sale	(10,333,648)	(6,036,413)
Maturity of fixed maturities:
Held to maturity	615,538	1,518,212
Available for sale	4,339,685	6,140,165
Sale of fixed maturities:
Available for sale	15,432,558	19,864,324
Sale of equity securities, available for sale	1,640,474	5,320,535
Net decrease in investment in affiliates	20,057	35,956
Net purchases of property and equipment	(404,329)	(218,831)
Net sales of short-term investments	2,657,117	23,199,667

Net cash used in investing activities	(7,550,709)	(9,776,924)

Cash Flows from Financing Activities:
Cash dividends paid	(1,783,197)	(1,581,261)
Issuance of common stock	1,862,228	220,192
Tax benefit on exercise of stock options	868,866	—

Net cash provided by (used in) financing activities	947,897	(1,361,069)

Net increase in cash	68,076	981,052
Cash at beginning of period	3,811,011	7,350,330

Cash at end of period	$3,879,087	$8,331,382

Cash paid during period — Interest	$648,522	$503,137
Net cash received during period — Taxes	$(850,000)	$(950,000)
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
     At March 31, 2006, the Mutual Company held approximately 41% of our outstanding Class A common stock and approximately 68% of our outstanding Class B common stock.
     Atlantic States, our largest subsidiary, and the Mutual Company have a pooling agreement under which both companies proportionately share their combined underwriting results, excluding certain reinsurance assumed by the Mutual Company from our insurance subsidiaries. See Note 4 – Reinsurance for more information regarding the pooling agreement.
     On April 6, 2006, our board of directors declared a four-for-three stock split of our Class A common stock and our Class B common stock in the form of a 33-1/3% stock dividend with a record date of April 17, 2006 and a distribution date of April 26, 2006. The capital stock accounts, all share amounts and earnings per share amounts have been restated to reflect this stock split.
     Effective as of September 21, 2005, certain members of the Donegal Insurance Group entered into an Acquisition Rights Agreement with The Shelby Insurance Company and Shelby Casualty Insurance Company (together, “Shelby”), part of Vesta Insurance Group, Inc. The agreement grants those members the right, effective January 1, 2006, at their discretion and subject to their traditional underwriting and agency appointment standards, to offer renewal or replacement policies to the holders of Shelby’s personal lines policies in Pennsylvania, Tennessee and Alabama, in connection with Shelby’s plans of withdrawal from those three states. As part of the agreement, the Donegal Insurance Group is paying specified amounts to Shelby based on the direct premiums written by the Donegal Insurance Group on the renewal and replacement policies it issues. Net premiums written related to this agreement amounted to $1.7 million in the first quarter of 2006.
2 — Basis of Presentation
     The financial information for the interim periods included herein is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods included herein. Our results of operations for the three months ended March 31, 2006 are not necessarily indicative of our results of operations to be expected for the twelve months ending December 31, 2006.
     These interim financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2005.
     Certain amounts in our 2005 consolidated financial statements have been reclassified to conform to the current year presentation.

3 — Earnings Per Share
The computation of basic and diluted earnings per share is as follows:

		Effect of
		Stock
	Basic	Options	Diluted
Three Months Ended March 31:

2006
Net income	$9,130,187	$—	$9,130,187

Weighted average shares outstanding	24,642,295	691,970	25,334,265

Earnings per common share:
Net income	$0.37	$(0.01)	$0.36

2005
Net income	$8,417,088	$—	$8,417,088

Weighted average shares outstanding	23,929,220	701,559	24,630,779

Earnings per common share:
Net income	$0.35	$(0.01)	$0.34

All outstanding options to purchase shares of Class A common stock were included in the computation of diluted earnings per share.
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
     Atlantic States, Southern and the Mutual Company purchase third-party reinsurance on a combined basis. Le Mars and Peninsula have separate third-party reinsurance programs that provide similar types of coverage and that are commensurate with their relative size and exposures. We use several different reinsurers, all of which, consistent with our requirements, have an A.M. Best rating of A- (Excellent) or better or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A- rating. The following information relates to the external reinsurance Atlantic States, Southern and the Mutual Company purchase:
•	excess of loss reinsurance,” under which our losses are automatically reinsured, through a series of contracts, over a set retention ($400,000 for 2006), and

•	catastrophic reinsurance,” under which we recover, through a series of contracts, between 95% and 100% of an accumulation of many losses resulting from a single event, including natural disasters ($3.0 million retention for 2006).
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
     There were no significant changes to the pooling agreement, third-party reinsurance or other reinsurance agreements with the Mutual Company during the three months ended March 31, 2006 and 2005.

5 — Segment Information
     We evaluate the performance of our personal lines and commercial lines segments based upon underwriting results as determined under statutory accounting principles prescribed or permitted by various state insurance departments (“SAP”), which is used by management to measure performance for our total business. Financial data by segment is as follows:

	Three Months Ended
	March 31,
	2006	2005
	($ in thousands)
Revenues:
Premiums earned:
Commercial lines	$28,880	$27,327
Personal lines	45,634	44,436

Net premiums earned	74,514	71,763
Net investment income	4,984	4,407
Realized investment gains	475	690
Other	1,310	1,219

Total revenues	$81,283	$78,079

Income before income taxes:
Underwriting income:
Commercial lines	$3,988	$3,653
Personal lines	2,380	2,702

SAP underwriting income	6,368	6,355
GAAP adjustments	698	378

GAAP underwriting income	7,066	6,733
Net investment income	4,984	4,407
Realized investment gains	475	690
Other	273	291

Income before income taxes	$12,798	$12,121

6— Subordinated Debentures
     On May 15, 2003, we received $15.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on May 15, 2033 and are callable at our option, at par, after five years. The debentures carry an interest rate equal to the three-month LIBOR rate plus 4.10%, which is adjustable quarterly. At March 31, 2006, the interest rate on the debentures was 8.85%.
     On October 29, 2003, we received $10.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on October 29, 2033 and are callable at our option, at par, after five years. The debentures carry an interest rate equal to the three-month LIBOR rate plus 3.85%, which is adjustable quarterly. At March 31, 2006, the interest rate on the debentures was 8.51%.
     On May 24, 2004, we received $5.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on May 24, 2034 and are callable at our option, at par, after five years. The debentures carry an interest rate equal to the three-month LIBOR rate plus 3.85%, which is adjustable quarterly. At March 31, 2006, the interest rate on the debentures was 8.63%.
7— Share–Based Compensation
     Effective January 1, 2006, we adopted Financial Accounting Standards Board (FASB) SFAS No. 123(R), “Share-Based Payment,” a revision of FAS No. 123 and superseding APB Opinion No. 25. FAS No. 123(R) requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income.

     FAS 123(R) does not set accounting requirements for share-based compensation to nonemployees. We continue to account for share-based compensation to nonemployees under the provisions of FASB Interpretation No. 44 (FIN No. 44), “Accounting for Certain Transactions involving Stock Compensation,” and Emerging Issues Task Force Issue No. 00-23 (EITF 00-23), “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees, and FIN No. 44, Accounting for Certain Transactions involving Stock Compensation.” Pursuant to FIN No. 44, APB Opinion No. 25 did not apply in the separate financial statements of a subsidiary to the accounting for share-based compensation granted by the subsidiary to employees of the parent or another subsidiary. EITF 00-23 states that when employees of a controlling entity are granted share-based compensation, the entity granting the share-based compensation should measure the fair value of the award at the grant date and recognize the fair value as a dividend to the controlling entity. These provisions apply to us, because the Mutual Company is the employer of record for the majority of employees that provide services to us. As a result, the impact of the implementation of FAS 123(R) was immaterial to our results of operations for the three months ended March 31, 2006.
     FAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous rules. Tax benefits realized upon the exercise of stock options of $868,866 and $15,708 for the three months ended March 31, 2006 and 2005, respectively, were classified as financing activities in our Consolidated Statement of Cash Flows.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following information should be read in conjunction with the historical financial information and the notes thereto included in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 13, 2006.
Critical Accounting Policies and Estimates
     Our financial statements are combined with those of our insurance subsidiaries and are presented on a consolidated basis in accordance with generally accepted accounting principles in the United States (“GAAP”).
     We make estimates and assumptions that can have a significant effect on amounts and disclosures we report in our financial statements. The most significant estimates relate to our reserves for property and casualty insurance unpaid losses and loss expenses, valuation of investments and policy acquisition costs. While we believe our estimates are appropriate, the ultimate amounts may differ from the estimates provided. These estimates are regularly reviewed, and any adjustment considered necessary is reflected in our current results of operations.
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
     Reserve estimates can change over time because of unexpected changes in assumptions related to our external environment and, to a lesser extent, assumptions as to our internal operations. Assumptions related to our external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and stability in economic conditions and the rate of loss cost inflation. For example, we have experienced a decrease in claims frequency on bodily injury liability claims during the past several years while claims severity has gradually increased. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on bodily injury claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Internal assumptions include accurate measurement of the impact of rate changes and changes in policy provisions and consistency in the quality and characteristics of business written within a given line of business, among other items. To the extent we determine that underlying factors impacting our assumptions have changed, we attempt to make appropriate adjustments for such changes in our reserves. Accordingly, our ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at March 31, 2006. For every 1% change in our estimate for loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $1.7 million.
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

     Our liability for losses and loss expenses by major line of business as of March 31, 2006 and December 31, 2005 consisted of the following:

(dollars in thousands)	March 31, 2006	December 31, 2005
Commercial lines:
Automobile	$22,769	$23,532
Workers’ compensation	41,274	40,962
Commercial multi-peril	29,736	29,448
Other	3,174	3,088

Total commercial lines	96,953	97,030

Personal lines:
Automobile	63,600	63,254
Homeowners	10,770	10,900
Other	1,713	1,825

Total personal lines	76,083	75,979

Total commercial and personal lines	173,036	173,009
Plus reinsurance recoverable	102,942	92,721

Total liability for losses and loss expenses	$275,978	$265,730

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

	Adjusted Loss and
	Loss Expense		Adjusted Loss and
Change in Loss	Reserves Net of	Percentage Change	Loss Expense	Percentage Change
and Loss Expense	Reinsurance as of	in Equity as of	Reserves Net of	in Equity as of
Reserves Net of	March 31,	March 31,	Reinsurance as of	December 31,
Reinsurance	2006	2006(1)	December 31, 2005	2005(1)
(dollars in thousands)
(10.0)%	$155,732	3.9%	$155,708	4.0%
(7.5)	160,058	2.9	160,033	3.0
(5.0)	164,384	1.9	164,359	2.0
(2.5)	168,710	1.0	168,684	1.0
Base	173,036	—	173,009	—
2.5	177,362	-1.0	177,334	-1.0
5.0	181,688	-1.9	181,659	-2.0
7.5	186,014	-2.9	185,985	-3.0
10.0	190,340	-3.9	190,310	-4.0

(1)	Net of income tax effect.
Investments
     We make estimates concerning the valuation of our investments and the recognition of other than temporary declines in the value of our investments. When we consider the decline in value of an individual investment to be other than temporary, we write down the investment to its estimated net realizable value, and the amount of the write-down is reflected as a realized loss in our statement of income. We individually monitor all investments for other than temporary declines in value. Generally, if an individual equity security has depreciated in value by more than 20% of original cost, and has been in an unrealized loss position for more than six months, we assume there has been an other than temporary decline in value. With respect to debt securities, we assume there has been an other than temporary decline in value if it is probable that contractual payments will not be received. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including the fair value of the investment being significantly below its cost, the deteriorating financial condition of the issuer of a security and the occurrence of industry, company and geographic events that have negatively impacted the value of a security or rating agency downgrades. We determined that certain investments trading below cost had declined on an other than temporary basis during the first quarter of 2006. Losses of $47,538 and $139,849 were included in net realized investment gains for these investments in the first quarter of 2006 and 2005, respectively.
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
Results of Operations — Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
     Net Premiums Written. Net premiums written for the three months ended March 31, 2006 were $76.2 million, an increase of $1.7 million, or 2.3%, over the comparable period in 2005. Commercial lines net premiums written decreased $400,000, or 1.3%, in the first quarter of 2006 compared to the comparable period in 2005. Personal lines net premiums written increased $2.1 million, or 4.9%, in the first quarter of 2006 compared to the comparable period in 2005. We have benefited during the first quarter of 2006 from the addition of the personal lines new business related to the Shelby Insurance Company acquisition rights agreement. Net premiums written related to this agreement amounted to $1.7 million.
     Net Premiums Earned. Net premiums earned increased to $74.5 million for the first quarter of 2006, an increase of $2.7 million, or 3.8%, over the first quarter of 2005. Premiums are earned, or recognized as revenue, over the terms of our policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding twelve-month period compared to the comparable period one year earlier.
     Investment Income. For the three months ended March 31, 2006, our net investment income increased 13.0% to $5.0 million, compared to $4.4 million for the comparable period one year ago. An increase in average invested assets from $501.6 million in the first quarter of 2005 to $549.0 million in the first quarter of 2006 and an increase in the annualized average return on investments from 3.5% for the first quarter of 2005 to 3.6% for the first quarter of 2006 accounted for the increase in net investment income. The increase in our annualized average return reflects a shift from short-term investments to higher yielding fixed maturities in our investment portfolio as well as higher short-term interest rates during the first quarter of 2006 compared to the comparable period a year earlier. These increases were offset in part by decreases in our annualized average return on increased holdings of tax-exempt fixed maturities in our investment portfolio during the first quarter of 2006 compared to the comparable period a year earlier. The increased holdings of tax-exempt fixed maturities in 2006 resulted from a shift from taxable to tax-exempt fixed maturities in order to obtain more favorable after-tax yields.
     Net Realized Investment Gains. Net realized investment gains in the first quarter of 2006 were $474,799, compared to $690,291 for the comparable period in 2005. During the first quarter of 2006 and 2005, impairment losses of $47,538 and $139,849, respectively, were included in net realized investment gains. The remaining net realized investment gains in both periods resulted from normal turnover within our investment portfolio.

     Losses and Loss Expenses. Our loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, in the first quarter of 2006 was 58.1%, compared to 57.9% in the first quarter of 2005. Our commercial lines loss ratio increased to 52.8% in the first quarter of 2006, compared to 52.0% in the first quarter of 2005, primarily due to an increase in our commercial automobile loss ratio as a result of an increase in claim severity in that line of business. Our personal lines loss ratio increased from 61.8% in the first quarter of 2005 to 62.0% in the first quarter of 2006 due to an increase in our homeowners loss ratio primarily related to increased weather-related claim frequency in that line of business.
     Underwriting Expenses. Our expense ratio, which is the ratio of policy acquisition costs and other underwriting expenses to premiums earned, for the first quarter of 2006 was 31.9%, compared to 32.2% in the first quarter of 2005. The slight decrease in the first quarter of 2006 expense ratio reflects decreased underwriting-based incentive compensation.
     Combined Ratio. The combined ratio was 90.5% and 90.6% for the three months ended March 31, 2006 and 2005, respectively. The combined ratio represents the sum of the loss ratio, expense ratio and dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned. The slight improvement in the combined ratio was largely attributable to the decrease in the expense ratio for the 2006 period compared to the 2005 period.
     Interest Expense. Interest expense for the first quarter of 2006 was $644,378, compared to $498,763 for the first quarter of 2005, and reflected an increase in average interest rates on our subordinated debentures in the first quarter of 2006 compared to the comparable period in 2005.
     Income Taxes. Income tax expense was $3.7 million for the first quarter of 2006, representing an effective tax rate of 28.6%, compared to $3.7 million for the first quarter of 2005, representing an effective tax rate of 30.6%. The change in effective tax rates is primarily due to tax-exempt interest income representing a larger proportion of income before income tax expense in the 2006 period compared to the 2005 period.
     Net Income and Earnings Per Share. Our net income for the first quarter of 2006 was $9.1 million, or $.36 per share on a diluted basis, an increase of 8.5% over the net income of $8.4 million, or $.34 per share on a diluted basis, reported for the first quarter of 2005. Our fully diluted shares outstanding for the first quarter of 2006 increased to 25.3 million, compared to 24.6 million for the first quarter of 2005.
Liquidity and Capital Resources
     Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as they arise. Our major sources of funds from operations are the net cash flows generated from our insurance subsidiaries’ underwriting results, investment income and maturing investments.
     We have historically generated sufficient net positive cash flow from our operations to fund our commitments and build our investment portfolio, thereby increasing future investment returns. The impact of the pooling agreement with the Mutual Company historically has been cash flow positive because of the historical underwriting profitability of the pool. The pool is settled monthly, thereby resulting in cash flows substantially similar to cash flows that would result from the underwriting of direct business. We have not experienced any unusual variations in the timing of claim payments associated with our loss reserves. We maintain a high degree of liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. Our fixed-maturity investment portfolio is structured following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective, thereby providing an additional measure of liquidity to meet our obligations should an unexpected variation occur in the future. Net cash flows provided by operating activities in the first three months of 2006 and 2005 were $6.7 million and $12.1 million, respectively.
     On November 25, 2003, we entered into a credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a four-year $35.0 million unsecured, revolving line of credit. As of March 31, 2006, we have the ability to borrow $35.0 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus between 1.50% and 1.75%, depending on our leverage ratio. In addition, we pay a fee of 0.15% per annum on the loan commitment amount, regardless of usage. The agreement requires our compliance with certain covenants, which include minimum levels of our net worth, leverage ratio and statutory surplus and A.M. Best ratings of our insurance subsidiaries. During the nine months ended March 31, 2006, we had no borrowings outstanding under the credit agreement, and we were in compliance with all requirements of the credit agreement.
     The following table shows our expected payments for significant contractual obligations as of March 31, 2006.

		Less
		than 1	1-3	4-5	After 5
($ in thousands)	Total	year	years	years	years
Net liability for unpaid losses and loss expenses	$173,036	$77,265	$79,452	$7,922	$8,397
Subordinated debentures	30,929	—	—	—	30,929

Total contractual obligations	$203,965	$77,265	$79,452	$7,922	$39,326

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
     On April 6, 2006, our board of directors declared a four-for-three stock split of our Class A common stock and our Class B common stock in the form of a 33-1/3% stock dividend with a record date of April 17, 2006 and a distribution date of April 26, 2006.
     On April 20, 2006, we declared regular quarterly cash dividends of 8.25 cents per share for our Class A common stock and 7.0 cents per share for our Class B common stock, payable May 15, 2006 to stockholders of record as of the close of business on May 1, 2006. There are no regulatory restrictions on the payment of dividends to our stockholders, although there are state law restrictions on the payment of dividends from our insurance subsidiaries to us. Our insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis, and are subject to regulations under which payment of dividends from statutory surplus is restricted and may require prior approval of the applicable domiciliary insurance regulatory authorities. Our insurance subsidiaries are subject to risk-based capital (RBC) requirements. At December 31, 2005, our insurance subsidiaries’ capital levels were each substantially above RBC requirements. At January 1, 2006, amounts available for distribution as dividends to us from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities were $21.9 million from Atlantic States, $5.4 million from Southern, $2.1 million from Le Mars and $2.9 million from Peninsula, all of which remained available at March 31, 2006.
     As of March 31, 2006, we had no material commitments for capital expenditures.
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
Risk Factors
     The business, results of operations and financial condition, and therefore the value of our common stock, are subject to a number of risks. For a description of certain risks, reference is made to our 2005 annual report on Form 10-K, filed with the Securities and Exchange Commission on March 13, 2006.
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
     We have maintained approximately the same investment mix and duration of our investment portfolio to our liabilities from December 31, 2005 to March 31, 2006.
     There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2005 through March 31, 2006.
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
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
     Certain forward-looking statements contained herein involve risks and uncertainties. These statements include certain discussions relating to underwriting, premium and investment income volume, business strategies and our business activities during 2006 and beyond. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions. These forward-looking statements reflect our current views about future events, are based on assumptions that reflect current conditions and are subject to known and unknown risks and uncertainties that may cause our actual results to differ materially from those anticipated by these forward-looking statements. Many of the factors that will determine future events or our future results of operations are beyond our ability to control or predict.

Part II. Other Information

Item 1.	Legal Proceedings. None.
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(d) Maximum
Number (or
			(c) Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	(a) Total Number of	(b) Average	of Publicly	Be Purchased Under
	Shares (or Units)	Price Paid per	Announced Plans	the Plans or
Period	Purchased	Share (or Unit)	or Programs	Programs
Month #1	Class A – None	Class A – None	Class A – None
January 1-31, 2006	Class B – 64,021	Class B – $17.38	Class B – 64,021	(1)

Month #2	Class A – None	Class A – None	Class A – None
Feb. 1-28, 2006	Class B – None	Class B – None	Class B – None

Month #3	Class A – 22,221	Class A – $17.58	Class A – 22,221
March 1-31, 2006	Class B – 6,989	Class B – $16.93	Class B – 6,989	(1)

	Class A – 22,221	Class A – $17.58	Class A – 22,221
Total	Class B – 71,010	Class B – $17.34	Class B – 71,010	(1)

(1)	These shares were purchased by the Mutual Company pursuant to its announcement on August 17, 2004 that it will, at its discretion, purchase shares of our Class A common stock and Class B common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. Such announcement did not stipulate a maximum number of shares that may be purchased under this program.

Item 3.	Defaults upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Security Holders. None.

Item 5.	Other Information. None.

Item 6.	Exhibits.

Exhibit No.	Description
Exhibit 31.1	Certification of Chief Executive Officer

Exhibit 31.2	Certification of Chief Financial Officer

Exhibit 32.1	Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Title 18 of the United States Code

Exhibit 32.2	Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Title 18 of the United States Code

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONEGAL GROUP INC.

May 8, 2006	By:	/s/ Donald H. Nikolaus

Donald H. Nikolaus, President
and Chief Executive Officer

May 8, 2006	By:	/s/ Jeffrey D. Miller

Jeffrey D. Miller, Senior Vice President and Chief Financial Officer