Form 10-Q
period 2006-06-30
DONEGAL GROUP INC
filed 2006-08-08
CIK 800457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,538,357 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on July 31, 2006.

Part I. Financial Information
Item 1. Financial Statements.
Donegal Group Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets

Investments
Fixed maturities
Held to maturity, at amortized cost	$177,171,432	$180,182,305
Available for sale, at fair value	300,273,166	295,097,235
Equity securities, available for sale, at fair value	41,356,031	33,371,360
Investments in affiliates	7,997,548	8,441,546
Short-term investments, at cost, which approximates fair value	34,455,732	30,653,668

Total investments	561,253,909	547,746,114
Cash	3,152,295	3,811,011
Accrued investment income	5,352,995	5,521,335
Premiums receivable	49,337,043	47,124,106
Reinsurance receivable	104,268,601	94,137,096
Deferred policy acquisition costs	24,377,998	23,476,593
Deferred tax asset, net	13,434,686	11,532,834
Prepaid reinsurance premiums	43,798,338	40,063,138
Property and equipment, net	5,183,764	5,234,423
Accounts receivable — securities	3,367,523	411,149
Federal income taxes recoverable	1,539,490	901,341
Due from affiliate	1,833,767	—
Other	1,785,124	1,462,448

Total assets	$818,685,533	$781,421,588

Liabilities and Stockholders’ Equity

Liabilities
Losses and loss expenses	$272,822,858	$265,729,527
Unearned premiums	197,089,046	186,660,050
Accrued expenses	10,267,617	12,706,485
Reinsurance balances payable	2,024,498	1,814,292
Cash dividends declared to stockholders	—	1,781,393
Subordinated debentures	30,929,000	30,929,000
Accounts payable — securities	5,542,485	896,893
Due to affiliate	—	728,486
Drafts payable	483,934	703,912
Other	2,157,967	1,575,364

Total liabilities	521,317,405	503,525,402

Stockholders’ Equity
Preferred stock, $1.00 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 30,000,000 shares, issued 19,654,867 and 19,156,169 shares and outstanding 19,509,937 and 19,011,239 shares	196,549	191,562
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	147,867,668	141,932,954
Accumulated other comprehensive income (loss)	(1,254,053)	2,532,073
Retained earnings	151,393,220	134,074,853
Treasury stock	(891,748)	(891,748)

Total stockholders’ equity	297,368,128	277,896,186

Total liabilities and stockholders’ equity	$818,685,533	$781,421,588

All 2005 capital accounts and share information have been restated for 4-for-3 stock split as discussed in footnote 1.
See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,
	2006	2005
Revenues:
Net premiums earned	$75,061,105	$73,438,090
Investment income, net of investment expenses	5,054,284	4,356,628
Net realized investment gains	407,248	420,061
Lease income	241,923	236,297
Installment payment fees	1,095,927	1,041,004

Total revenues	81,860,487	79,492,080

Expenses:
Net losses and loss expenses	40,783,828	39,807,658
Amortization of deferred policy acquisition costs	11,982,000	11,736,000
Other underwriting expenses	13,115,495	13,990,687
Policy dividends	150,198	256,475
Interest	691,516	542,738
Other expenses	671,212	459,999

Total expenses	67,394,249	66,793,557

Income before income tax expense	14,466,238	12,698,523
Income tax expense	4,245,655	3,795,248

Net income	$10,220,583	$8,903,275

Net income per common share:
Basic	$0.41	$0.37

Diluted	$0.40	$0.36

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	June 30,
	2006	2005

Net income	$10,220,583	$8,903,275
Other comprehensive income (loss), net of tax
Unrealized income (loss) on securities:
Unrealized holding income (loss) during the period, net of income tax	(2,197,945)	3,096,575
Reclassification adjustment, net of income tax	(264,712)	(273,040)

Other comprehensive income (loss)	(2,462,657)	2,823,535

Comprehensive income	$7,757,926	$11,726,810

All 2005 per share information has been restated for 4-for-3 stock split as discussed in footnote 1.
See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Revenues:
Net premiums earned	$149,574,954	$145,200,613
Investment income, net of investment expenses	10,038,812	8,764,096
Net realized investment gains	882,047	1,110,352
Lease income	484,162	465,513
Installment payment fees	2,163,407	2,030,564

Total revenues	163,143,382	157,571,138

Expenses:
Net losses and loss expenses	84,072,340	81,345,554
Amortization of deferred policy acquisition costs	23,868,000	23,222,000
Other underwriting expenses	25,016,752	25,644,804
Policy dividends	521,970	608,072
Interest	1,335,894	1,041,501
Other expenses	1,064,107	889,680

Total expenses	135,879,063	132,751,611

Income before income tax expense	27,264,319	24,819,527
Income tax expense	7,913,549	7,499,164

Net income	$19,350,770	$17,320,363

Net income per common share:
Basic	$0.78	$0.72

Diluted	$0.76	$0.71

Consolidated Statements of Comprehensive Income
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Net income	$19,350,770	$17,320,363
Other comprehensive loss, net of tax
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) during the period, net of income tax	(3,212,795)	145,556
Reclassification adjustment, net of income tax	(573,331)	(721,729)

Other comprehensive loss	(3,786,126)	(576,173)

Comprehensive income	$15,564,644	$16,744,190

All 2005 per share information has been restated for 4-for-3 stock split as discussed in footnote 1.
See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)
Six Months Ended June 30, 2006

						Accumulated
					Additional	Other			Total
					Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Capital	Income (Loss)	Earnings	Stock	Equity

Balance, December 31, 2005	19,156,169	5,649,240	$191,562	$56,492	$141,932,954	$2,532,073	$134,074,853	$(891,748)	$277,896,186
Issuance of common stock	40,625		406		679,660				680,066
Net income							19,350,770		19,350,770
Cash dividends							(1,992,416)		(1,992,416)
Exercise of stock options	458,073		4,581		3,486,995				3,491,576
Grant of stock options					39,987		(39,987)		—
Tax benefit on exercise of stock options					1,728,072				1,728,072
Other comprehensive loss						(3,786,126)			(3,786,126)

Balance, June 30, 2006	19,654,867	5,649,240	$196,549	$56,492	$147,867,668	$(1,254,053)	$151,393,220	$(891,748)	$297,368,128

All 2005 capital accounts and share information have been restated for 4-for-3 stock split as discussed in footnote 1.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$19,350,770	$17,320,363

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,480,930	1,450,901
Realized investment gains	(882,047)	(1,110,352)
Changes in assets and liabilities:
Losses and loss expenses	7,093,331	32,595
Unearned premiums	10,428,996	15,199,036
Premiums receivable	(2,212,937)	(4,384,520)
Deferred acquisition costs	(901,405)	(1,337,770)
Deferred income taxes	136,825	(560,162)
Reinsurance receivable	(10,131,505)	(26,321)
Prepaid reinsurance premiums	(3,735,200)	(5,592,512)
Accrued investment income	168,340	(148,949)
Due from affiliate	(2,562,253)	(772,322)
Reinsurance balances payable	210,206	100,353
Current income taxes	(638,149)	3,662,378
Accrued expenses	(2,438,868)	(1,227,464)
Drafts payable	(219,978)	(504,860)
Other, net	259,927	(301,098)

Net adjustments	(3,943,787)	4,478,933

Net cash provided by operating activities	15,406,983	21,799,296

Cash Flows from Investing Activities:
Purchase of fixed maturities:
Held to maturity	—	(9,747,396)
Available for sale	(35,028,111)	(89,752,249)
Purchase of equity securities, available for sale	(17,436,266)	(10,455,620)
Maturity of fixed maturities:
Held to maturity	2,647,616	5,894,864
Available for sale	9,880,608	9,048,509
Sale of fixed maturities:
Held to maturity	—	860,000
Available for sale	15,428,417	38,019,467
Sale of equity securities, available for sale	10,553,932	9,949,963
Net (increase) decrease in investment in affiliates	(21,285)	43,215
Net purchases of property and equipment	(414,451)	(459,029)
Net sales of short-term investments	(3,802,064)	25,713,267

Net cash used in investing activities	(18,191,604)	(20,885,009)

Cash Flows from Financing Activities:
Cash dividends paid	(3,773,809)	(3,315,715)
Issuance of common stock	4,171,642	708,465
Tax benefit on exercise of stock options	1,728,072	—

Net cash provided by (used in) financing activities	2,125,905	(2,607,250)

Net decrease in cash	(658,716)	(1,692,963)
Cash at beginning of period	3,811,011	7,350,330

Cash at end of period	$3,152,295	$5,657,367

Cash paid during period — Interest	$1,296,090	$1,019,641
Net cash paid during period — Taxes	$6,675,000	$4,350,000
See accompanying notes to consolidated financial statements.

DONEGAL GROUP INC. AND SUBSIDIARIES
(Unaudited)
Notes to Consolidated Financial Statements
1 — Organization
     We were organized as an insurance holding company by Donegal Mutual Insurance Company (“Donegal Mutual”) on August 26, 1986. We operate predominantly as an underwriter of personal and commercial lines of property and casualty insurance through our insurance subsidiaries. Our personal lines products consist primarily of homeowners and private passenger automobile policies. Our commercial lines products consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies. Our insurance subsidiaries, Atlantic States Insurance Company (“Atlantic States”), Southern Insurance Company of Virginia (“Southern”), Le Mars Insurance Company (“Le Mars”) and the Peninsula Insurance Group (“Peninsula”), which consists of Peninsula Indemnity Company and The Peninsula Insurance Company, write personal and commercial lines of property and casualty insurance exclusively through a network of independent insurance agents in certain Mid-Atlantic, Midwest and Southern states. Donegal Mutual and we conduct our business together with our insurance subsidiaries as the Donegal Insurance Group. We also own approximately 48% of the outstanding stock of Donegal Financial Services Corporation (“DFSC”), a thrift holding company that owns Province Bank FSB. Donegal Mutual owns the remaining approximately 52% of the outstanding stock of DFSC.
     At June 30, 2006, Donegal Mutual held approximately 41% of our outstanding Class A common stock and approximately 68% of our outstanding Class B common stock.
     Atlantic States, our largest subsidiary, and Donegal Mutual have a pooling agreement under which both companies proportionately share their combined underwriting results, excluding certain reinsurance assumed by Donegal Mutual from our insurance subsidiaries. See Note 4 — Reinsurance for more information regarding the pooling agreement.
     On April 6, 2006, our board of directors declared a four-for-three stock split of our Class A common stock and our Class B common stock in the form of a 33-1/3% stock dividend with a record date of April 17, 2006 and a distribution date of April 26, 2006. The capital stock accounts, all share amounts and earnings per share amounts for 2005 have been restated to reflect this stock split.
     Effective as of September 21, 2005, certain members of the Donegal Insurance Group entered into an Acquisition Rights Agreement with The Shelby Insurance Company and Shelby Casualty Insurance Company (together, “Shelby”), part of Vesta Insurance Group, Inc. The agreement grants those members the right, effective January 1, 2006, at their discretion and subject to their traditional underwriting and agency appointment standards, to offer renewal or replacement policies to the holders of Shelby’s personal lines policies in Pennsylvania, Tennessee and Alabama, in connection with Shelby’s plans of withdrawal from those three states. As part of the agreement, the Donegal Insurance Group is paying specified amounts to Shelby based on the direct premiums written by the Donegal Insurance Group on the renewal and replacement policies it issues. Net premiums written related to this agreement amounted to $2.9 million in the first half of 2006.
2 — Basis of Presentation
     The financial information for the interim periods included herein is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods included herein. Our results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of our results of operations to be expected for the twelve months ending December 31, 2006.
     These interim financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

3 — Earnings Per Share
     The computation of basic and diluted earnings per share is as follows:

		Effect of
		Stock
	Basic	Options	Diluted

Three Months Ended June 30:

2006
Net income	$10,220,583	$—	$10,220,583

Weighted average shares outstanding	24,902,458	648,293	25,550,751

Earnings per common share:
Net income	$0.41	$(0.01)	$0.40

2005
Net income	$8,903,275	$—	$8,903,275

Weighted average shares outstanding	23,966,427	749,269	24,715,696

Earnings per common share:
Net income	$0.37	$(0.01)	$0.36

Six Months Ended June 30:

2006
Net income	$19,350,770	$—	$19,350,770

Weighted average shares outstanding	24,772,961	670,131	25,443,092

Earnings per common share:
Net income	$0.78	$(0.02)	$0.76

2005
Net income	$17,320,363	$—	$17,320,363

Weighted average shares outstanding	23,947,927	725,610	24,673,537

Earnings per common share:
Net income	$0.72	$(0.01)	$0.71

All outstanding options are exercisable exclusively for the purchase of shares of Class A common stock and were included in the computation of diluted earnings per share.
4 — Reinsurance
     Atlantic States has participated in an inter-company pooling agreement with Donegal Mutual since 1986. Both Atlantic States and Donegal Mutual place all of their direct business into the pool, and Atlantic States and Donegal Mutual then proportionately share the pooled business in accordance with the terms of the pooling agreement. Atlantic States has a 70% share of the results of the pool, and Donegal Mutual has a 30% share of the results of the pool. There have been no changes to the pool participation percentages since July 1, 2000.
     Our insurance operations are interrelated with the insurance operations of Donegal Mutual, and, while maintaining the separate corporate existence of each company, Donegal Mutual and we conduct our insurance business together with our other insurance subsidiaries as the Donegal Insurance Group. As such, Donegal Mutual and we share the same business philosophy, management, employees and facilities and offer the same types of insurance products. We do not anticipate any changes in the pooling agreement with Donegal Mutual, including changes in Atlantic States’ pool participation level in the foreseeable future.
     The risk profiles of the business written by Atlantic States and Donegal Mutual historically have been, and continue to be, substantially similar. The products, classes of business underwritten, pricing practices and underwriting standards of both companies are determined and administered by the same management and underwriting personnel. Further, as the Donegal Insurance Group, the companies share a combined business plan to achieve market penetration and underwriting profitability objectives. The products marketed by Atlantic States and Donegal Mutual are generally complementary, thereby allowing Donegal Insurance Group to offer a broader range of products to a given market and to expand Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account. Distinctions within the products of the respective companies generally relate to specific risk profiles targeted within similar classes of business, such as preferred tier versus standard tier products, but not all of the standard risk gradients are allocated to one company. Therefore, the underwriting profitability of the business directly written by the individual companies will vary. However, as the risk characteristics of all business written directly by both companies are homogenized within the pool and each company shares the results according to its participation level, we realize 70% of the underwriting profitability of the pool (because of our 70% participation in the pool), while Donegal Mutual realizes 30% of the underwriting profitability of the pool (because of Donegal Mutual’s 30% participation in the pool). Pooled business represents the predominant percentage of the net underwriting activity of both Atlantic States and Donegal Mutual.
     Atlantic States, Southern and Donegal Mutual purchase third-party reinsurance on a combined basis. Le Mars and Peninsula have separate third-party reinsurance programs that provide similar types of coverage and that are commensurate with their relative size and exposures. We use several different reinsurers, all of which, consistent with our requirements, have an A.M. Best rating of A- (Excellent) or better or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A- rating. The following information relates to the external reinsurance Atlantic States, Southern and Donegal Mutual has in place during 2006:
•	excess of loss reinsurance, under which our losses are automatically reinsured, through a series of contracts, over a set retention ($400,000 for 2006), and

•	catastrophic reinsurance, under which we recover, through a series of contracts, between 95% and 100% of an accumulation of many losses resulting from a single event, including natural disasters, over a set retention ($3.0 million for 2006).
     We and Donegal Mutual also purchase facultative reinsurance to cover exposures from losses that exceed the limits provided by our respective treaty reinsurance.
     In addition to the pooling agreement and third-party reinsurance, Atlantic States, Southern and Le Mars have various arrangements with Donegal Mutual.
     There were no significant changes to the pooling agreement, third-party reinsurance or other reinsurance agreements with Donegal Mutual during the three and six months ended June 30, 2006 and 2005.

5 — Segment Information
     We evaluate the performance of our personal lines and commercial lines segments based upon underwriting results as determined under statutory accounting principles prescribed or permitted by various state insurance departments (“SAP”), which is used by management to measure performance for our total business. Financial data by segment is as follows:

	Three Months Ended
	June 30,
	2006	2005
	($ in thousands)
Revenues:
Premiums earned:
Commercial lines	$28,986	$28,446
Personal lines	46,075	44,992

Net premiums earned	75,061	73,438
Net investment income	5,054	4,357
Realized investment gains	407	420
Other	1,338	1,277

Total revenues	$81,860	$79,492

Income before income taxes:
Underwriting income:
Commercial lines	$4,937	$3,542
Personal lines	3,124	3,545

SAP underwriting income	8,061	7,087
GAAP adjustments	969	560

GAAP underwriting income	9,030	7,647
Net investment income	5,054	4,357
Realized investment gains	407	420
Other	(25)	275

Income before income taxes	$14,466	$12,699

	Six Months Ended
	June 30,
	2006	2005
	($ in thousands)

Revenues:
Premiums earned:
Commercial lines	$57,866	$55,773
Personal lines	91,709	89,428

Net premiums earned	149,575	145,201
Net investment income	10,039	8,764
Realized investment gains	882	1,110
Other	2,647	2,496

Total revenues	$163,143	$157,571

Income before income taxes:
Underwriting income:
Commercial lines	$8,925	$7,195
Personal lines	5,504	6,247

SAP underwriting income	14,429	13,442
GAAP adjustments	1,667	938

GAAP underwriting income	16,096	14,380

Net investment income	10,039	8,764
Realized investment gains	882	1,110
Other	247	566

Income before income taxes	$27,264	$24,820

6 — Subordinated Debentures
     On May 15, 2003, we received $15.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on May 15, 2033 and are callable at our option, at par, after five years. The debentures carry an interest rate equal to the three-month LIBOR rate plus 4.10%, which is adjustable quarterly. At June 30, 2006, the interest rate on the debentures was 9.00%.
     On October 29, 2003, we received $10.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on October 29, 2033 and are callable at our option, at par, after five years. The debentures carry an interest rate equal to the three-month LIBOR rate plus 3.85%, which is adjustable quarterly. At June 30, 2006, the interest rate on the debentures was 9.27%.
     On May 24, 2004, we received $5.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on May 24, 2034 and are callable at our option, at par, after five years. The debentures carry an interest rate equal to the three-month LIBOR rate plus 3.85%, which is adjustable quarterly. At June 30, 2006, the interest rate on the debentures was 9.06%.
7 — Share—Based Compensation
     Effective January 1, 2006, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” a revision of SFAS No. 123 and superseding APB Opinion No. 25. SFAS No. 123(R) requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income.
     SFAS No. 123(R) does not set accounting requirements for share-based compensation to nonemployees. We continue to account for share-based compensation to nonemployees under the provisions of FASB Interpretation No. 44 (FIN No. 44), “Accounting for Certain Transactions involving Stock Compensation,” and Emerging Issues Task Force Issue No. 00-23 (EITF 00-23), “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees, and FIN No. 44, Accounting for Certain Transactions involving Stock Compensation.” Pursuant to FIN No. 44, APB Opinion No. 25 did not apply to the separate financial statements of a subsidiary in accounting for share-based compensation granted by the subsidiary to employees of the parent or another subsidiary. EITF 00-23 states that when employees of a controlling entity are granted share-based compensation, the entity granting the share-based compensation should measure the fair value of the award at the grant date and recognize the fair value as a dividend to the controlling entity. These provisions apply to us, because Donegal Mutual is the employer of record for the majority of employees that provide services to us. As a result, the impact of the implementation of SFAS No. 123(R) was immaterial to our results of operations for the six months ended June 30, 2006.
     SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous rules. Tax benefits realized upon the exercise of stock options of $1,728,072 for the six months ended June 30, 2006 were classified as financing activities in our Consolidated Statements of Cash Flows.
8 — Impact of New Accounting Standards
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN No. 48) FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the impact of adopting FIN No. 48 to have a significant effect on our results of operations or financial condition.
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
Liability for Losses and Loss Expenses
     Liabilities for losses and loss expenses are estimates at a given point in time of the amounts an insurer expects to pay with respect to policyholder claims based on facts and circumstances then known. An insurer recognizes at the time of establishing its estimates that its ultimate liability for losses and loss expenses will exceed or be less than such estimates. Our estimates of liabilities for losses and loss expenses are based on assumptions as to future loss trends and expected claims severity, judicial theories of liability and other factors. However, during the loss adjustment period, we may learn additional facts regarding individual claims, and consequently it often becomes necessary to refine and adjust our estimates of our liability. We reflect any adjustments to our liabilities for losses and loss expenses in our results of operations in the period in which the changes in estimates are made.
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
     Reserve estimates can change over time because of unexpected changes in assumptions related to our external environment and, to a lesser extent, assumptions as to our internal operations. Assumptions related to our external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and stability in economic conditions and the rate of loss cost inflation. For example, we have experienced a decrease in claims frequency on bodily injury liability claims during the past several years while claims severity has gradually increased. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on bodily injury claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Internal assumptions include accurate measurement of the impact of rate changes and changes in policy provisions and consistency in the quality and characteristics of business written within a given line of business, among other items. To the extent we determine that underlying factors impacting our assumptions have changed, we attempt to make appropriate adjustments for such changes in our reserves. Accordingly, our ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at June 30, 2006. For every 1% change in our estimate for loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $1.7 million.
     The establishment of appropriate liabilities is an inherently uncertain process, and there can be no assurance that our ultimate liability will not exceed our estimates of loss and loss expense reserves and have an adverse effect on our results of operations and financial condition. Furthermore, the timing, frequency and extent of adjustments to our estimated future liabilities cannot be predicted, since the historical conditions and events that serve as a basis for our estimates of ultimate claim costs may change. As is the case for substantially all property and casualty insurance companies, we have found it necessary in the past to increase our estimated future liabilities for losses and loss expenses in certain periods, and in other periods our estimates have exceeded our actual liabilities. Further adjustments could be required in the future. However, on the basis of our internal procedures, which analyze, among other things, our prior assumptions, our experience with similar cases and historical trends such as reserving patterns, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes, we believe that we have made adequate provision for our liability for losses and loss expenses.
     Because of our participation in the pool with Donegal Mutual, we are exposed to adverse loss development on the business of Donegal Mutual included in the pool. However, pooled business represents the predominant percentage of the net underwriting activity of both companies, and Donegal Mutual and we would proportionately share any adverse risk development of the pooled business. The business in the pool is homogenous (i.e., we have a 70% share of the entire pool and Donegal Mutual has a 30% share of the entire pool). Since substantially all of the business of Atlantic States and Donegal Mutual is pooled and the results shared by each company according to its participation level under the terms of the pooling agreement, the underwriting pool is intended to produce a more uniform and stable underwriting result from year to year for each company than either would experience individually and to spread the risk of loss among each company.
     Our liability for losses and loss expenses by major line of business as of June 30, 2006 and December 31, 2005 consisted of the following:

	June 30, 2006	December 31, 2005
(dollars in thousands)

Commercial lines:
Automobile	$22,856	$23,532
Workers’ compensation	40,961	40,962
Commercial multi-peril	29,585	29,448
Other	3,211	3,088

Total commercial lines	96,613	97,030

Personal lines:
Automobile	62,363	63,254
Homeowners	10,575	10,900
Other	1,299	1,825

Total personal lines	74,237	75,979

Total commercial and personal lines	170,850	173,009
Plus reinsurance recoverable	101,973	92,721

Total liability for losses and loss expenses	$272,823	$265,730

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

	Adjusted Loss and
	Loss Expense		Adjusted Loss and
Change in Loss	Reserves Net of	Percentage Change	Loss Expense	Percentage Change
and Loss Expense	Reinsurance as of	in Equity as of	Reserves Net of	in Equity as of
Reserves Net of	June 30,	June 30,	Reinsurance as of	December 31,
Reinsurance	2006	2006(1)	December 31, 2005	2005(1)
(dollars in thousands)

(10.0)%	$153,765	3.7%	$155,708	4.0%
(7.5)	158,036	2.8	160,033	3.0
(5.0)	162,308	1.9	164,359	2.0
(2.5)	166,579	0.9	168,684	1.0
Base	170,850	—	173,009	—
2.5	175,121	-0.9	177,334	-1.0
5.0	179,393	-1.9	181,659	-2.0
7.5	183,664	-2.8	185,985	-3.0
10.0	187,935	-3.7	190,310	-4.0

(1)	Net of income tax effect.
Investments
     Our investments in available-for-sale fixed maturity and equity securities are presented at estimated fair value, which generally represents quoted market prices. As of June 30, 2006 and December 31, 2005, gross unrealized losses within our investment portfolio totaled $12.3 million and $6.1 million, respectively. Substantially all of these unrealized losses resulted from increases in market interest rates and the related impact on our fixed maturity investment valuations.
     We make estimates concerning the valuation of our investments and the recognition of other than temporary declines in the value of our investments. When we consider the decline in value of an individual investment to be other than temporary, we write down the investment to its estimated net realizable value, and the amount of the write-down is reflected as a realized loss in our results of operations. We individually monitor all investments for other than temporary declines in value. Generally, if an individual equity security has depreciated in value by more than 20% of original cost, and has been in an unrealized loss position for more than six months, we assume there has been an other than temporary decline in value. With respect to debt securities, we assume there has been an other than temporary decline in value if it is probable that contractual payments will not be received. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including the fair value of the investment being significantly below its cost, the deteriorating financial condition of the issuer of a security and the occurrence of industry, company and geographic events that have negatively impacted the value of a security or rating agency downgrades. In our determination, no investments trading below cost had declined on an other than temporary basis during the second quarter of 2006. Losses of $479,033 were included in net realized investment gains for investments trading below cost that we determined had declined on an other than temporary basis during the second quarter of 2005. We determined that certain investments trading below cost had declined on an other than temporary basis during the first six months of 2006 and 2005. Losses of $47,538 and $618,882 were included in net realized investment gains for these investments in the first six months of 2006 and 2005, respectively.
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
Results of Operations — Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
     Net Premiums Written. Net premiums written for the three months ended June 30, 2006 were $80.1 million, a decrease of $218,000, or 0.3%, over the comparable period in 2005. Commercial lines net premiums written decreased $1.9 million, or 6.0%, in the second quarter of 2006 compared to the comparable period in 2005. Personal lines net premiums written increased $1.7 million, or 3.5%, in the second quarter of 2006 compared to the comparable period in 2005. We have benefited during the second quarter of 2006 from the addition of the personal lines new business related to the Shelby acquisition rights agreement. Net premiums written related to this agreement amounted to $1.2 million in the second quarter of 2006.
     Net Premiums Earned. Net premiums earned increased to $75.1 million for the second quarter of 2006, an increase of $1.6 million, or 2.2%, over the second quarter of 2005. Premiums are earned, or recognized as revenue, over the terms of our policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding twelve-month period compared to the comparable period one year earlier.
     Investment Income. For the three months ended June 30, 2006, our net investment income increased 16.0% to $5.1 million, compared to $4.4 million for the comparable period one year ago. An increase in average invested assets from $515.9 million in the second quarter of 2005 to $555.7 million in the second quarter of 2006 and an increase in the annualized average rate of return on investments from 3.4% for the second quarter of 2005 to 3.6% for the second quarter of 2006 accounted for the increase in net investment income. The increase in our annualized average return reflects a shift from short-term investments to higher yielding fixed maturities in our investment portfolio in 2005 as well as higher short-term interest rates during the second quarter of 2006 compared to the comparable period a year earlier. These increases were offset in part by decreases in our annualized average rate of return on our increased holdings of tax-exempt fixed maturities in our investment portfolio during the second quarter of 2006 compared to the comparable period a year earlier. The increased holdings of tax-exempt fixed maturities in 2006 resulted from a shift from taxable to tax-exempt fixed maturities in order to obtain more favorable after-tax yields.
     Net Realized Investment Gains. Net realized investment gains in the second quarter of 2006 were $407,248, compared to $420,061 for the comparable period in 2005. No impairment charges were recognized in 2006, compared to $479,033 for the comparable period in 2005. Excluding impairment charges, net realized investment gains in both periods resulted from normal turnover within our investment portfolio.
     Losses and Loss Expenses. Our loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, in the second quarter of 2006 was 54.3%, compared to 54.2% in the second quarter of 2005. Our commercial lines loss ratio decreased to 50.1% in the second quarter of 2006, compared to 51.5% in the second quarter of 2005, primarily due to an decrease in our commercial multi-peril loss ratio as a result of a slight decrease in claim severity in that line of business. Our personal lines loss ratio increased from 55.3% in the second quarter of 2005 to 57.2% in the second quarter of 2006 due to an increase in our private passenger auto loss ratio primarily related to a slight increase in claim severity in that line of business.
     Underwriting Expenses. Our expense ratio, which is the ratio of policy acquisition costs and other underwriting expenses to premiums earned, for the second quarter of 2006 was 33.5%, compared to 35.0% in the second quarter of 2005. The slight decrease in the second quarter of 2006 expense ratio reflects decreases in estimated guaranty fund assessments and underwriting-based incentive compensation.
     Combined Ratio. The combined ratio was 88.0% and 89.6% for the three months ended June 30, 2006 and 2005, respectively. The combined ratio represents the sum of the loss ratio, expense ratio and dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned. The slight improvement in the combined ratio was largely attributable to the decrease in the expense ratio for the 2006 period compared to the 2005 period.
     Interest Expense. Interest expense for the second quarter of 2006 was $691,516, compared to $542,738 for the second quarter of 2005, and reflected an increase in average interest rates on our subordinated debentures in the second quarter of 2006 compared to the comparable period in 2005.

     Income Taxes. Income tax expense was $4.2 million for the second quarter of 2006, representing an effective tax rate of 29.3%, compared to $3.8 million for the second quarter of 2005, representing an effective tax rate of 29.9%. The change in effective tax rates is primarily due to tax-exempt interest income representing a larger proportion of income before income tax expense in the 2006 period compared to the 2005 period.
     Net Income and Earnings Per Share. Our net income for the second quarter of 2006 was $10.2 million, or $.40 per share on a diluted basis, an increase of 14.6% over the net income of $8.9 million, or $.36 per share on a diluted basis, reported for the second quarter of 2005. Our fully diluted shares outstanding for the second quarter of 2006 increased to 25.6 million, compared to 24.7 million for the second quarter of 2005.
Results of Operations — Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
     Net Premiums Written. Net premiums written for the six months ended June 30, 2006 were $156.3 million, an increase of $1.5 million, or 1.0%, over the comparable period in 2005. Commercial lines net premiums written decreased $2.3 million, or 3.6%, in the first half of 2006 compared to the comparable period in 2005. Personal lines net premiums written increased $3.8 million, or 4.1%, in the first half of 2006 compared to the comparable period in 2005. We have benefited during the first half of 2006 from the addition of the personal lines new business related to the Shelby acquisition rights agreement. Net premiums written related to this agreement amounted to $2.9 million for the first six months of 2006.
     Net Premiums Earned. Net premiums earned increased to $149.6 million for the first half of 2006, an increase of $4.4 million, or 3.0%, over the first half of 2005. Premiums are earned, or recognized as revenue, over the terms of our policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding twelve-month period compared to the comparable period one year earlier.
     Investment Income. For the six months ended June 30, 2006, our net investment income increased 13.6% to $10.0 million, compared to $8.8 million for the comparable period one year ago. An increase in average invested assets from $513.4 million in the first half of 2005 to $554.5 million in the first half of 2006 and an increase in the annualized average rate of return on investments from 3.4% for the first half of 2005 to 3.6% for the first half of 2006 accounted for the increase in net investment income. We realized increases in our annualized average rate of return as a result of a shift from short-term investments to higher yielding fixed maturities in our investment portfolio in 2005 as well as higher short-term interest rates during the first half of 2006 compared to the comparable period a year earlier. These increases were offset in part by decreases in our annualized average rate of return on increased holdings of tax-exempt fixed maturities in our investment portfolio during the first half of 2006 compared to the comparable period a year earlier.
     Net Realized Investment Gains. Net realized investment gains in the first half of 2006 were $882,047, compared to $1.1 million for the comparable period in 2005. Impairment charges of $47,538 were recognized in the first half of 2006, compared to impairment charges of $618,882 recognized in the first half of 2005. The impairment charges for both periods were the result of declines in the market value of equity securities that we deemed to be other than temporary. The remaining net realized investment gains and losses in both periods resulted from normal turnover within our investment portfolio.
     Losses and Loss Expenses. Our loss ratio in the first half of 2006 was 56.2%, compared to 56.0% in the first half of 2005. The commercial lines loss ratio improved slightly to 51.4% in the first half of 2006, compared to 51.7% in the first half of 2005, primarily due to improved experience in our worker’s compensation line of business. The personal lines loss ratio decreased from 66.1% in the first half of 2005 to 59.6% in the first half of 2006 due to decreased claim severity in our personal automobile and homeowners lines of business.
     Underwriting Expenses. Our expense ratio for the first half of 2006 was 32.7%, compared to 33.7% in the first half of 2005. The decrease in the first half of 2006 expense ratio reflects decreases in estimated guaranty fund assessments and underwriting-based incentive compensation.
     Combined Ratio. The combined ratio was 89.2% and 90.1% for the six months ended June 30, 2006 and 2005, respectively. The combined ratio represents the sum of the loss ratio, expense ratio and dividend ratio. The improvement in the combined ratio was largely attributable to the decrease in the expense ratio for the 2006 period compared to the 2005 period.

     Interest Expense. Interest expense for the first half of 2006 was $1.3 million, compared to $1.0 million for the first half of 2005, and reflected an increase in average interest rates on our subordinated debentures in the first six months of 2006 compared to the comparable period in 2005.
     Income Taxes. Income tax expense was $7.9 million for the first half of 2006, representing an effective tax rate of 29.0%, compared to $7.5 million for the first half of 2005, representing an effective tax rate of 30.2%. The change in effective tax rates is primarily due to tax-exempt interest income representing a greater proportion of net income before taxes in the 2006 period compared to the 2005 period.
     Net Income and Earnings Per Share. Our net income for the first half of 2006 was $19.4 million, or $.76 per share on a diluted basis, an increase of 12.1% over our net income of 17.3 million, or $.71 per share on a diluted basis, reported for the first half of 2005. Our fully diluted shares outstanding for the first half of 2006 increased to 25.4 million, compared to 24.7 million for the first half of 2005.
Liquidity and Capital Resources
     Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as they arise. Our major sources of funds from operations are the net cash flows generated from our insurance subsidiaries’ underwriting results, investment income and maturing investments.
     We have historically generated sufficient net positive cash flow from our operations to fund our commitments and build our investment portfolio, thereby increasing future investment returns. The impact of the pooling agreement with Donegal Mutual historically has been cash flow positive because of the historical underwriting profitability of the pool. The pool is settled monthly, thereby resulting in cash flows substantially similar to cash flows that would result from the underwriting of direct business. We have not experienced any unusual variations in the timing of claim payments associated with our loss reserves. We maintain a high degree of liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. Our fixed-maturity investment portfolio is structured following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective, thereby providing an additional measure of liquidity to meet our obligations should an unexpected variation occur in the future. Net cash flows provided by operating activities in the first six months of 2006 and 2005 were $15.4 million and $21.8 million, respectively. The decrease in our net cash flows provided by operating activities was primarily due to a decrease in the rate of growth of our net premiums written in the first six months of 2006 compared to the first six months of 2005.
     On November 25, 2003, we entered into a credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a four-year $35.0 million unsecured, revolving line of credit. As of June 30, 2006, we have the ability to borrow $35.0 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus between 1.50% and 1.75%, depending on our leverage ratio. In addition, we pay a fee of 0.15% per annum on the loan commitment amount, regardless of usage. The agreement requires our compliance with certain covenants, which include minimum levels of our net worth, leverage ratio and statutory surplus and A.M. Best ratings of our insurance subsidiaries. During the six months ended June 30, 2006, we had no borrowings outstanding under the credit agreement, and we were in compliance with all requirements of the credit agreement. On July 20, 2006, we amended the agreement with M&T to extend the credit agreement for four years from the date of amendment on substantially the same terms.
     The following table shows our expected payments for significant contractual obligations as of June 30, 2006.

($ in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Net liability for unpaid losses and loss expenses	$170,850	$73,511	$77,319	$8,880	$11,140
Subordinated debentures	30,929	—	—	—	30,929

Total contractual obligations	$201,779	$73,511	$77,319	$8,880	$42,069

     The timing of the amounts for the net liability for unpaid losses and loss expenses is estimated based on historical experience and expectations of future payment patterns. The liability has been shown net of reinsurance recoverable on unpaid losses and loss expenses to reflect expected future cash flows related to such liability. Assumed amounts from the pooling agreement with Donegal Mutual represent a substantial portion of our gross liability for unpaid losses and loss expenses, and ceded amounts to the pooling agreement represent a substantial portion of our reinsurance recoverable on unpaid losses and loss expenses. Future cash settlement of our assumed liability from the pool will be included in monthly settlements of pooled activity, wherein amounts ceded to and assumed from the pool are netted. Although Donegal Mutual and we do not anticipate any changes in the pool participation levels in the foreseeable future, any such change would be prospective in nature and therefore would not impact the timing of expected payments for our proportionate liability for pooled losses occurring in periods prior to the effective date of such change.
     On April 6, 2006, our board of directors declared a four-for-three stock split of our Class A common stock and our Class B common stock in the form of a 33-1/3% stock dividend with a record date of April 17, 2006 and a distribution date of April 26, 2006.
     On July 20, 2006, our board of directors declared regular quarterly cash dividends of 8.25 cents per share for our Class A common stock and 7.0 cents per share for our Class B common stock, payable August 15, 2006 to stockholders of record as of the close of business on August 1, 2006. There are no regulatory restrictions on the payment of dividends to our stockholders, although there are state law restrictions on the payment of dividends from our insurance subsidiaries to us. Our insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis, and are subject to regulations under which payment of dividends from statutory surplus is restricted and may require prior approval of the applicable domiciliary insurance regulatory authorities. Our insurance subsidiaries are subject to risk-based capital (RBC) requirements. At December 31, 2005, our insurance subsidiaries’ capital levels were each substantially above RBC requirements. At January 1, 2006, amounts available for distribution as dividends to us from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities were $21.9 million from Atlantic States, $5.4 million from Southern, $2.1 million from Le Mars and $2.9 million from Peninsula, all of which remained available at June 30, 2006.
     As of June 30, 2006, we had no material commitments for capital expenditures.
Equity Price Risk
     Our portfolio of marketable equity securities, which is carried on our consolidated balance sheets at estimated fair value, has exposure to the risk of loss resulting from an adverse change in prices. We manage this risk by performing an analysis of prospective investments and through regular reviews of our portfolio by our investment staff.
Credit Risk
     Our portfolio of fixed-maturity securities and, to a lesser extent, our portfolio of short-term investments is subject to credit risk. This risk is defined as the potential loss in market value resulting from adverse changes in the borrower’s ability to repay the debt. We manage this risk by performing an analysis of prospective investments and through regular reviews of our portfolio by our investment staff. We also limit the percentage and amount of our total investment portfolio that can be invested in the securities of any one issuer.
     We provide property and liability insurance coverages through independent insurance agencies located throughout our operating area. The majority of this business is billed directly to the insured, although a portion of our commercial business is billed through our agents to whom we extend credit in the normal course of business.
     Because the pooling agreement does not relieve Atlantic States of primary liability as the originating insurer, we are subject to a concentration of credit risk arising from business ceded to Donegal Mutual. Our insurance subsidiaries maintain reinsurance agreements in place with Donegal Mutual and with a number of other major unaffiliated authorized reinsurers.

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
     We have maintained approximately the same investment mix and duration of our investment portfolio to our liabilities from December 31, 2005 to June 30, 2006.
     There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2005 through June 30, 2006.
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

Part II. Other Information
Item 1. Legal Proceedings.
     None.
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as Part	Shares (or Units)
	(a) Total Number of	(b) Average	of Publicly	that May Yet Be
	Shares (or Units)	Price Paid per	Announced Plans or	Purchased Under the
Period	Purchased	Share (or Unit)	Programs	Plans or Programs

Month #1	Class A — None	Class A — None	Class A — None
April 1-30, 2006	Class B — None	Class B — None	Class B — None

Month #2	Class A — 13,333	Class A — $18.62	Class A — 13,333
May 1-31, 2006	Class B — None	Class B — None	Class B — None	(1)

Month #3	Class A — 47,783	Class A — $18.61	Class A — 47,783
June 1-30, 2006	Class B — 736	Class B — $18.70	Class B — 736	(1)

	Class A — 61,116	Class A — $18.61	Class A — 61,116
Total	Class B — 736	Class B — $18.70	Class B — 736	(1)

(1)	These shares were purchased by Donegal Mutual pursuant to its announcement on August 17, 2004 that it will, at its discretion, purchase shares of our Class A common stock and Class B common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. Such announcement did not stipulate a maximum number of shares that may be purchased under this program.
Item 3. Defaults upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     We held our annual meeting of stockholders on April 20, 2006 (the “Meeting”), with the following results:
     The total number of votes represented at the Meeting in person or by proxy was 5,191,483 of the 5,611,083 votes for holders of common stock outstanding and entitled to vote at the Meeting.
     On the resolution to elect Jon M. Mahan, Donald H. Nikolaus and Richard D. Wampler, II as Class B Directors to serve until the expiration of their respective terms and until their successors are duly elected, the nominees for director received the number of votes set forth opposite their respective names below:

	Number of Votes
	For	Withheld
Jon M. Mahan	5,168,803	22,680
Donald H. Nikolaus	5,166,601	24,882
Richard D. Wampler, II	5,166,038	25,445
     There were no abstentions or broker non-votes recorded. On the basis of the above vote, Jon M. Mahan, Donald H. Nikolaus and Richard D. Wampler, II were elected as Class B Directors to serve until the expiration of their respective terms and until their successors are duly elected.
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

DONEGAL GROUP INC.
August 8, 2006	By:	/s/ Donald H. Nikolaus
Donald H. Nikolaus, President
and Chief Executive Officer

August 8, 2006	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Senior Vice President
and Chief Financial Officer