Form 10-Q
period 2006-09-30
DONEGAL GROUP INC
filed 2006-11-03
CIK 800457

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,604,985 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on October 31, 2006.

Part I. Financial Information
Item 1. Financial Statements.
Donegal Group Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets

Investments
Fixed maturities
Held to maturity, at amortized cost	$172,771,224	$180,182,305
Available for sale, at fair value	331,249,541	295,097,235
Equity securities, available for sale, at fair value	44,310,926	33,371,360
Investments in affiliates	8,319,510	8,441,546
Short-term investments, at cost, which approximates fair value	23,680,018	30,653,668

Total investments	580,331,219	547,746,114
Cash	4,829,907	3,811,011
Accrued investment income	5,409,034	5,521,335
Premiums receivable	50,840,516	47,124,106
Reinsurance receivable	101,108,440	94,137,096
Deferred policy acquisition costs	25,222,064	23,476,593
Deferred tax asset, net	10,628,343	11,532,834
Prepaid reinsurance premiums	44,904,881	40,063,138
Property and equipment, net	5,039,643	5,234,423
Accounts receivable — securities	2,020,401	411,149
Federal income taxes recoverable	860,887	901,341
Due from affiliate	356,452	—
Other	1,799,161	1,462,448

Total assets	$833,350,948	$781,421,588

Liabilities and Stockholders’ Equity

Liabilities
Losses and loss expenses	$269,609,266	$265,729,527
Unearned premiums	202,883,033	186,660,050
Accrued expenses	11,049,542	12,706,485
Reinsurance balances payable	2,005,608	1,814,292
Cash dividends declared to stockholders	—	1,781,393
Subordinated debentures	30,929,000	30,929,000
Accounts payable — securities	3,343,634	896,893
Due to affiliate	—	728,486
Drafts payable	356,591	703,912
Other	1,571,046	1,575,364

Total liabilities	521,747,720	503,525,402

Stockholders’ Equity
Preferred stock, $1.00 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 30,000,000 shares, issued 19,723,860 and 19,156,169 shares and outstanding 19,578,930 and 19,011,268 shares	197,239	191,562
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	148,991,728	141,932,954
Accumulated other comprehensive income	4,063,000	2,532,073
Retained earnings	159,186,517	134,074,853
Treasury stock	(891,748)	(891,748)

Total stockholders’ equity	311,603,228	277,896,186

Total liabilities and stockholders’ equity	$833,350,948	$781,421,588

All 2005 capital accounts and share information have been restated for 4-for-3 stock split as discussed in footnote 1.
See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,
	2006	2005
Revenues:
Net premiums earned	$75,705,387	$74,584,045
Investment income, net of investment expenses	5,385,705	4,548,837
Net realized investment gains	152,694	124,896
Lease income	243,998	242,495
Installment payment fees	1,131,873	1,066,182

Total revenues	82,619,657	80,566,455

Expenses:
Net losses and loss expenses	42,555,787	41,071,801
Amortization of deferred policy acquisition costs	12,152,000	12,069,000
Other underwriting expenses	12,549,734	12,269,717
Policy dividends	520,147	572,344
Interest	725,994	588,360
Other expenses	489,804	289,686

Total expenses	68,993,466	66,860,908

Income before income tax expense	13,626,191	13,705,547
Income tax expense	3,807,890	3,928,390

Net income	$9,818,301	$9,777,157

Net income per common share:
Basic	$0.39	$0.41

Diluted	$0.38	$0.39

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,
	2006	2005
Net income	$9,818,301	$9,777,157
Other comprehensive income (loss), net of tax
Unrealized income (loss) on securities:
Unrealized holding income (loss) during the period, net of income tax	5,416,304	(1,645,915)
Reclassification adjustment, net of income tax	(99,251)	(81,182)

Other comprehensive income (loss)	5,317,053	(1,727,097)

Comprehensive income	$15,135,354	$8,050,060

All 2005 per share information has been restated for 4-for-3 stock split as discussed in footnote 1.
See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Revenues:
Net premiums earned	$225,280,341	$219,784,658
Investment income, net of investment expenses	15,424,517	13,312,933
Net realized investment gains	1,034,741	1,235,248
Lease income	728,160	708,008
Installment payment fees	3,295,280	3,096,746

Total revenues	245,763,039	238,137,593

Expenses:
Net losses and loss expenses	126,628,127	122,417,355
Amortization of deferred policy acquisition costs	36,020,000	35,291,000
Other underwriting expenses	37,566,486	37,914,521
Policy dividends	1,042,117	1,180,416
Interest	2,061,888	1,629,861
Other expenses	1,553,911	1,179,366

Total expenses	204,872,529	199,612,519

Income before income tax expense	40,890,510	38,525,074
Income tax expense	11,721,439	11,427,554

Net income	$29,169,071	$27,097,520

Net income per common share:
Basic	$1.17	$1.13

Diluted	$1.14	$1.10

Consolidated Statements of Comprehensive Income
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Net income	$29,169,071	$27,097,520
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) during the period, net of income tax	2,203,509	(1,500,359)
Reclassification adjustment, net of income tax	(672,582)	(802,911)

Other comprehensive income (loss)	1,530,927	(2,303,270)

Comprehensive income	$30,699,998	$24,794,250

All 2005 per share information has been restated for 4-for-3 stock split as discussed in footnote 1.
See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)
Nine Months Ended September 30, 2006

						Accumulated
					Additional	Other			Total
					Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Capital	Income	Earnings	Stock	Equity
Balance, December 31, 2005	19,156,169	5,649,240	$191,562	$56,492	$141,932,954	$2,532,073	$134,074,853	$(891,748)	$277,896,186

Issuance of common stock	50,156		502		984,226				984,728

Net income							29,169,071		29,169,071

Cash dividends							(3,993,481)		(3,993,481)

Exercise of stock options	517,535		5,175		4,088,581				4,093,756

Grant of stock options					63,926		(63,926)		—

Tax benefit on exercise of stock options					1,922,041				1,922,041

Other comprehensive income
						1,530,927			1,530,927

Balance, September 30, 2006	19,723,860	5,649,240	$197,239	$56,492	$148,991,728	$4,063,000	$159,186,517	$(891,748)	$311,603,228

All 2005 capital accounts and share information have been restated for 4-for-3 stock split as discussed in footnote 1.
See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$29,169,071	$27,097,520

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,023,178	2,259,065
Realized investment gains	(1,034,741)	(1,235,248)
Changes in assets and liabilities:
Losses and loss expenses	3,879,739	(3,912,918)
Unearned premiums	16,222,983	18,919,351
Premiums receivable	(3,716,410)	(4,494,078)
Deferred acquisition costs	(1,745,471)	(2,000,262)
Deferred income taxes	80,140	(573,091)
Reinsurance receivable	(6,971,344)	3,811,825
Prepaid reinsurance premiums	(4,841,743)	(6,331,935)
Accrued investment income	112,301	(90,807)
Due from affiliate	(1,084,938)	(2,169,071)
Reinsurance balances payable	191,316	304,444
Current income taxes	40,454	3,010,646
Accrued expenses	(1,656,943)	482,664
Drafts payable	(347,321)	(633,070)
Other, net	(341,031)	(404,258)

Net adjustments	810,169	6,943,257

Net cash provided by operating activities	29,979,240	34,040,777

Cash Flows from Investing Activities:
Purchase of fixed maturities:
Held to maturity	—	(9,747,396)
Available for sale	(76,896,066)	(121,513,555)
Purchase of equity securities, available for sale	(24,918,543)	(14,628,556)
Maturity of fixed maturities:
Held to maturity	6,869,266	8,748,151
Available for sale	25,290,261	14,458,997
Sale of fixed maturities:
Held to maturity	—	860,000
Available for sale	18,143,309	42,313,754
Sale of equity securities, available for sale	14,791,496	14,084,732
Net decrease in investment in affiliates	18,378	69,399
Net purchases of property and equipment	(457,746)	(642,768)
Net sales of short-term investments	6,973,650	31,738,867

Net cash used in investing activities	(30,185,995)	(34,258,375)

Cash Flows from Financing Activities:
Cash dividends paid	(5,774,874)	(5,052,317)
Issuance of common stock	5,078,484	942,147
Tax benefit on exercise of stock options	1,922,041	—
		—
Net cash provided by (used in) financing activities	1,225,651	(4,110,170)

Net increase (decrease) in cash	1,018,896	(4,327,768)
Cash at beginning of period	3,811,011	7,350,330

Cash at end of period	$4,829,907	$3,022,562

Cash paid during period — Interest	$2,021,331	$1,571,275
Net cash paid during period — Taxes	$9,675,000	$8,950,000
See accompanying notes to consolidated financial statements.

DONEGAL GROUP INC. AND SUBSIDIARIES
(Unaudited)
Notes to Consolidated Financial Statements
1 – Organization
     We were organized as an insurance holding company by Donegal Mutual Insurance Company (“Donegal Mutual”) on August 26, 1986. Through our insurance subsidiaries, we operate predominantly as an underwriter of personal and commercial lines of property and casualty insurance. Our personal lines products consist primarily of homeowners and private passenger automobile policies. Our commercial lines products consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies. Our insurance subsidiaries, Atlantic States Insurance Company (“Atlantic States”), Southern Insurance Company of Virginia (“Southern”), Le Mars Insurance Company (“Le Mars”) and the Peninsula Insurance Group (“Peninsula”), which consists of Peninsula Indemnity Company and The Peninsula Insurance Company, write personal and commercial lines of property and casualty insurance exclusively through a network of independent insurance agents in certain Mid-Atlantic, Midwest and Southern states. Donegal Mutual and our insurance subsidiaries conduct business together as the Donegal Insurance Group. We also own approximately 48% of the outstanding stock of Donegal Financial Services Corporation (“DFSC”), a thrift holding company that owns Province Bank FSB. Donegal Mutual owns the remaining approximately 52% of the outstanding stock of DFSC.
     At September 30, 2006, Donegal Mutual held approximately 41% of our outstanding Class A common stock and approximately 69% of our outstanding Class B common stock.
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
     Effective as of September 21, 2005, certain members of the Donegal Insurance Group entered into an Acquisition Rights Agreement with The Shelby Insurance Company and Shelby Casualty Insurance Company (together, “Shelby”), part of Vesta Insurance Group, Inc. The agreement granted those members the right, effective January 1, 2006, at their discretion and subject to their traditional underwriting and agency appointment standards, to offer renewal or replacement policies to the holders of Shelby’s personal lines policies in Pennsylvania, Tennessee and Alabama, in connection with Shelby’s withdrawal from those three states. As part of the agreement, the Donegal Insurance Group is paying specified amounts to Shelby based on the direct premiums written by the Donegal Insurance Group on the renewal and replacement policies it issued. Net premiums written related to this agreement amounted to $1.9 million in the third quarter of 2006 and $4.8 million in the first nine months of 2006. The issuance of all remaining policies under the acquisition rights agreement was accelerated and completed in the third quarter.
2 – Basis of Presentation
     Our financial information for the interim periods included herein is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods included herein. Our results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of our results of operations to be expected for the twelve months ending December 31, 2006.
     These interim financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

3 – Earnings Per Share
     The computation of basic and diluted earnings per share is as follows:

		Effect of
		Stock
	Basic	Options	Diluted
Three Months Ended September 30:

2006
Net income	$9,818,301	$—	$9,818,301

Weighted average shares outstanding	25,125,648	525,112	25,650,760

Earnings per common share:
Net income	$0.39	$(0.01)	$0.38

2005
Net income	$9,777,157	$—	$9,777,157

Weighted average shares outstanding	23,990,898	905,543	24,896,441

Earnings per common share:
Net income	$0.41	$(0.02)	$0.39

Nine Months Ended September 30:

2006
Net income	$29,169,071	$—	$29,169,071

Weighted average shares outstanding	24,891,516	621,792	25,513,308

Earnings per common share:
Net income	$1.17	$(0.03)	$1.14

2005
Net income	$27,097,520	$—	$27,097,520

Weighted average shares outstanding	23,962,408	785,588	24,747,996

Earnings per common share:
Net income	$1.13	$(0.03)	$1.10

All outstanding options are exercisable exclusively for the purchase of shares of Class A common stock and were included in the computation of diluted earnings per share.
4 – Reinsurance
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
     The insurance operations of our subsidiaries are interrelated with the insurance operations of Donegal Mutual, and, while maintaining the separate corporate existence of each company, Donegal Mutual and our insurance subsidiaries conduct their insurance business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, management, employees and facilities and offer the same types of insurance products. We do not anticipate any changes in the pooling agreement with Donegal Mutual, including changes in Atlantic States’ pool participation level in the foreseeable future.
     The risk profiles of the business written by Atlantic States and Donegal Mutual historically have been, and continue to be, substantially similar. The products, classes of business underwritten, pricing practices and underwriting standards of both companies are determined and administered by the same management and underwriting personnel. Further, the companies share a combined business plan to achieve market penetration and underwriting profitability objectives. The products marketed by Atlantic States and Donegal Mutual are generally complementary, thereby allowing Donegal Insurance Group to offer a broader range of products to a given market and to expand Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account. Distinctions within the products of the respective companies generally relate to specific risk profiles targeted within similar classes of business, such as preferred tier versus standard tier products, but not all of the standard risk gradients are allocated to one company. Therefore, the underwriting profitability of the business directly written by the individual companies will vary. However, as the risk characteristics of all business written directly by both companies are homogenized within the pool and each company shares the results according to its participation level, Atlantic States realizes 70% of the underwriting profitability of the pool (because of its 70% participation in the pool), while Donegal Mutual realizes 30% of the underwriting profitability of the pool (because of Donegal Mutual’s 30% participation in the pool). Pooled business represents the predominant percentage of the net underwriting activity of both Atlantic States and Donegal Mutual.
     Atlantic States, Southern and Donegal Mutual purchase third-party reinsurance on a combined basis. Le Mars and Peninsula have separate third-party reinsurance programs that provide similar types of coverage and that are commensurate with their relative size and exposures. Several different reinsurers are used, all of which, consistent with Donegal Insurance Group’s requirements, have an A.M. Best rating of A- (Excellent) or better or, with respect to foreign reinsurers, have a financial condition that, in the opinion of management, is equivalent to a company with at least an A- rating. The following information relates to the external reinsurance Atlantic States, Southern and Donegal Mutual has in place during 2006:
•	excess of loss reinsurance, under which losses are automatically reinsured, through a series of contracts, over a set retention ($400,000 for 2006), and

•	catastrophic reinsurance, under which Donegal Insurance Group recovers, through a series of contracts, between 95% and 100% of an accumulation of many losses resulting from a single event, including natural disasters, over a set retention ($3.0 million for 2006).
     Our insurance subsidiaries and Donegal Mutual also purchase facultative reinsurance to cover exposures from losses that exceed the limits provided by their respective treaty reinsurance.
     In addition to the pooling agreement and third-party reinsurance, Atlantic States, Southern and Le Mars have various agreements with Donegal Mutual.
     There were no significant changes to the pooling agreement, third-party reinsurance or other reinsurance agreements with Donegal Mutual during the three and nine months ended September 30, 2006 and 2005.

5 – Segment Information
     We evaluate the performance of our personal lines and commercial lines segments based upon the underwriting results of our insurance subsidiaries as determined under statutory accounting principles prescribed or permitted by various state insurance departments (“SAP”), which is used by management to measure performance for the total business of our insurance subsidiaries. Financial data by segment is as follows:

	Three Months Ended
	September 30,
	2006	2005
	($ in thousands)
Revenues:
Premiums earned:
Commercial lines	$28,684	$28,789
Personal lines	47,021	45,795

Net premiums earned	75,705	74,584
Net investment income	5,386	4,549
Realized investment gains	153	125
Other	1,376	1,308

Total revenues	$82,620	$80,566

Income before income taxes:
Underwriting income:
Commercial lines	$6,741	$5,894
Personal lines	215	2,291

SAP underwriting income	6,956	8,185
GAAP adjustments	971	416

GAAP underwriting income	7,927	8,601
Net investment income	5,386	4,549
Realized investment gains	153	125
Other	160	431

Income before income taxes	$13,626	$13,706

	Nine Months Ended
	September 30,
	2006	2005
	($ in thousands)
Revenues:
Premiums earned:
Commercial lines	$86,550	$84,562
Personal lines	138,730	135,223

Net premiums earned	225,280	219,785

Net investment income	15,425	13,313
Realized investment gains	1,035	1,235
Other	4,023	3,805

Total revenues	$245,763	$238,138

Income before income taxes:
Underwriting income:
Commercial lines	$15,666	$13,089
Personal lines	5,719	8,538

SAP underwriting income	21,385	21,627
GAAP adjustments	2,639	1,355

GAAP underwriting income	24,024	22,982
Net investment income	15,425	13,313
Realized investment gains	1,035	1,235
Other	407	995

Income before income taxes	$40,891	$38,525

6 – Subordinated Debentures
     On May 15, 2003, we received $15.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on May 15, 2033 and are callable at our option, at par, after five years. The debentures carry an interest rate equal to the three-month LIBOR rate plus 4.10%, which is adjustable quarterly. At September 30, 2006, the interest rate on the debentures was 9.51%.
     On October 29, 2003, we received $10.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on October 29, 2033 and are callable at our option, at par, after five years. The debentures carry an interest rate equal to the three-month LIBOR rate plus 3.85%, which is adjustable quarterly. At September 30, 2006, the interest rate on the debentures was 9.34%.
     On May 24, 2004, we received $5.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on May 24, 2034 and are callable at our option, at par, after five years. The debentures carry an interest rate equal to the three-month LIBOR rate plus 3.85%, which is adjustable quarterly. At September 30, 2006, the interest rate on the debentures was 9.25%.
7 – Share–Based Compensation
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
     SFAS No. 123(R) does not set accounting requirements for share-based compensation to nonemployees. We continue to account for share-based compensation to nonemployees under the provisions of FASB Interpretation No. 44 (FIN No. 44), “Accounting for Certain Transactions involving Stock Compensation,” and Emerging Issues Task Force Issue No. 00-23 (EITF 00-23), “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees, and FIN No. 44, Accounting for Certain Transactions involving Stock Compensation.” Pursuant to FIN No. 44, APB Opinion No. 25 did not apply to the separate financial statements of a subsidiary in accounting for share-based compensation granted by the subsidiary to employees of the parent or another subsidiary. EITF 00-23 states that when employees of a controlling entity are granted share-based compensation, the entity granting the share-based compensation should measure the fair value of the award at the grant date and recognize the fair value as a dividend to the controlling entity. These provisions apply to us, because Donegal Mutual is the employer of record for the majority of employees that provide services to us. As a result, the impact of the implementation of SFAS No. 123(R) was immaterial to our results of operations for the nine months ended September 30, 2006.
     SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous rules. Tax benefits realized upon the exercise of stock options of $1.9 million for the nine months ended September 30, 2006 were classified as financing activities in our Consolidated Statements of Cash Flows.
8 – Impact of New Accounting Standards
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
     We make estimates and assumptions that can have a significant effect on amounts and disclosures we report in our financial statements. The most significant estimates relate to the reserves for property and casualty insurance unpaid losses and loss expenses of our insurance subsidiaries, valuation of investments and policy acquisition costs. While we believe our estimates are appropriate, the ultimate amounts may differ from the estimates provided. These estimates are regularly reviewed, and any adjustment considered necessary is reflected in our current results of operations.
Liability for Losses and Loss Expenses
     Liabilities for losses and loss expenses are estimates at a given point in time of the amounts an insurer expects to pay with respect to policyholder claims based on facts and circumstances then known. An insurer recognizes at the time of establishing its estimates that its ultimate liability for losses and loss expenses will exceed or be less than such estimates. The estimates of liabilities for losses and loss expenses of our insurance subsidiaries are based on assumptions as to future loss trends and expected claims severity, judicial theories of liability and other factors. However, during the loss adjustment period, our insurance subsidiaries may learn additional facts regarding individual claims, and consequently it often becomes necessary to refine and adjust the estimates of their liability. We reflect any adjustments to the liabilities for losses and loss expenses of our insurance subsidiaries in our results of operations in the period in which the changes in estimates are made.
     Our insurance subsidiaries maintain liabilities for the payment of losses and loss expenses with respect to both reported and unreported claims. Liabilities for loss expenses are intended to cover the ultimate costs of settling all losses, including investigation and litigation costs from such losses. Our insurance subsidiaries base the amount of their liability for reported losses primarily upon a case-by-case evaluation of the type of risk involved, knowledge of the circumstances surrounding each claim and the insurance policy provisions relating to the type of loss. Our insurance subsidiaries determine the amount of their liability for unreported claims and loss expenses on the basis of historical information by line of insurance. Our insurance subsidiaries account for inflation in the reserving function through analysis of costs and trends, and reviews of historical reserving results. Our insurance subsidiaries closely monitor their liabilities and recompute them periodically using new information on reported claims and a variety of statistical techniques. Our insurance subsidiaries do not discount their liabilities for losses and loss expenses.
     The reserve estimates of our insurance subsidiaries can change over time because of unexpected changes in assumptions related to their external environment and, to a lesser extent, assumptions as to their internal operations. Assumptions related to their external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and stability in economic conditions and the rate of loss cost inflation. For example, our insurance subsidiaries have experienced a decrease in claims frequency on bodily injury liability claims during the past several years while claims severity has gradually increased. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on bodily injury claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Internal assumptions include accurate measurement of the impact of rate changes and changes in policy provisions and consistency in the quality and characteristics of business written within a given line of business, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, they attempt to make appropriate adjustments for such changes in their reserves. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at September 30, 2006. For every 1% change in our estimate for loss and loss expense reserves of our insurance subsidiaries, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $1.7 million.
     The establishment of appropriate liabilities is an inherently uncertain process, and there can be no assurance that the ultimate liability of our insurance subsidiaries will not exceed their estimates of loss and loss expense reserves and have an adverse effect on our results of operations and financial condition. Furthermore, the timing, frequency and extent of adjustments to the estimated future liabilities of our insurance subsidiaries cannot be predicted, since the historical conditions and events that serve as a basis for our estimates of ultimate claim costs may change. As is the case for substantially all property and casualty insurance companies, our insurance subsidiaries have found it necessary in the past to increase their estimated future liabilities for losses and loss expenses in certain periods, and in other periods their estimates have exceeded their actual liabilities. Further adjustments could be required in the future. However, on the basis of our insurance subsidiaries’ internal procedures, which analyze, among other things, their prior assumptions, their experience with similar cases and historical trends such as reserving patterns, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes, we believe that our insurance subsidiaries have made adequate provision for their liability for losses and loss expenses.
     Because of Atlantic States’ participation in the pool with Donegal Mutual, Atlantic States is exposed to adverse loss development on the business of Donegal Mutual included in the pool. However, pooled business represents the predominant percentage of the net underwriting activity of both companies, and Donegal Mutual and Atlantic States would proportionately share any adverse risk development of the pooled business. The business in the pool is homogenous (i.e., Atlantic States has a 70% share of the entire pool and Donegal Mutual has a 30% share of the entire pool). Since substantially all of the business of Atlantic States and Donegal Mutual is pooled and the results shared by each company according to its participation level under the terms of the pooling agreement, the underwriting pool is intended to produce a more uniform and stable underwriting result from year to year for each company than either would experience individually and to spread the risk of loss among each company.
     The liability for losses and loss expenses of our insurance subsidiaries by major line of business as of September 30, 2006 and December 31, 2005 consisted of the following:

	September 30,	December 31,
(dollars in thousands)	2006	2005
Commercial lines:
Automobile	$23,195	$23,532
Workers’ compensation	40,379	40,962
Commercial multi-peril	27,079	29,448
Other	3,143	3,088

Total commercial lines	93,796	97,030

Personal lines:
Automobile	64,449	63,254
Homeowners	10,658	10,900
Other	1,667	1,825

Total personal lines	76,774	75,979

Total commercial and personal lines	170,570	173,009
Plus reinsurance recoverable	99,039	92,721

Total liability for losses and loss expenses	$269,609	$265,730

     We have evaluated the effect on the loss and loss expense reserves of our insurance subsidiaries and our stockholders’ equity in the event of reasonably likely changes in the variables considered in establishing loss and loss expense reserves. The range of reasonably likely changes was established based on a review of changes in accident year development by line of business and applied to loss reserves as a whole. The selected range does not necessarily indicate what could be the potential best or worst case or likely scenario. The following table sets forth the effect on the loss and loss expense reserves of our insurance subsidiaries and our stockholders’ equity in the event of reasonably likely changes in the variables considered in establishing loss and loss expense reserves:

	Adjusted Loss and		Adjusted Loss and
	Loss Expense	Percentage	Loss Expense	Percentage
Change in Loss	Reserves Net of	Change	Reserves Net of	Change
and Loss Expense	Reinsurance as of	in Equity as of	Reinsurance as of	in Equity as of
Reserves Net of	September 30,	September 30,	December 31,	December 31,
Reinsurance	2006	2006(1)	2005	2005(1)
(dollars in thousands)
(10.0)%	$153,513	3.6%	$155,708	4.0%
(7.5)	157,777	2.7	160,033	3.0
(5.0)	162,042	1.8	164,359	2.0
(2.5)	166,306	0.9	168,684	1.0
Base	170,570	—	173,009	—
2.5	174,834	-0.9	177,334	-1.0
5.0	179,099	-1.8	181,659	-2.0
7.5	183,363	-2.7	185,985	-3.0
10.0	187,627	-3.6	190,310	-4.0

(1)	Net of income tax effect.
Investments
     Our investments in available-for-sale fixed maturity and equity securities are presented at estimated fair value, which generally represents quoted market prices.
     We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at September 30, 2006 as follows:

	Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,954,650	$35,055	$84,017,942	$2,150,642
Obligations of states and political subdivisions	10,764,458	20,561	52,880,811	498,383
Corporate securities	1,510,225	6,140	12,451,033	295,449
Mortgage-backed securities	11,211,870	119,421	39,887,640	1,209,569
Equity securities	6,882,636	737,121	1,648,550	313,834

Totals	$36,323,839	$918,298	$190,885,976	$4,467,877

     Of the total fixed maturity securities with an unrealized loss at September 30, 2006, securities with a fair value of $119.0 million and an unrealized loss of $1.9 million are classified as available for sale and are carried at fair value on the balance sheet while securities with a fair value of $99.7 million and an unrealized loss of $2.4 million are classified as held to maturity on the balance sheet and are carried at amortized cost.
     Substantially all of the unrealized losses within our fixed maturity investment portfolio resulted from increases in market interest rates and the related impact on our fixed maturity investment valuations.
     We make estimates concerning the valuation of our investments and the recognition of other than temporary declines in the value of our investments. When we consider the decline in value of an individual investment to be other than temporary, we write down the investment to its estimated net realizable value, and the amount of the write-down is reflected as a realized loss in our results of operations. We individually monitor all investments for other than temporary declines in value. Generally, if an individual equity security has depreciated in value by more than 20% of original cost, and has been in an unrealized loss position for more than six months, we assume there has been an other than temporary decline in value. With respect to debt securities, we assume there has been an other than temporary decline in value if it is probable that contractual payments will not be received. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including the fair value of the investment being significantly below its cost, the deteriorating financial condition of the issuer of a security and the occurrence of industry, company and geographic events that have negatively impacted the value of a security or rating agency downgrades. In our determination, no investments trading below cost had declined on an other than temporary basis during the third quarter of 2006 or 2005. We determined that certain investments trading below cost had declined on an other than temporary basis during the first nine months of 2006 and 2005. Losses of $47,538 and $618,882 were included in net realized investment gains for these investments in the first nine months of 2006 and 2005, respectively.
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
Results of Operations — Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
     Net Premiums Written. Net premiums written for the three months ended September 30, 2006 were $80.4 million, an increase of $2.8 million, or 3.6%, over the comparable period in 2005. Commercial lines net premiums written decreased $405,000, or 1.4%, in the third quarter of 2006 compared to the comparable period in 2005, reflecting increased competition for quality commercial accounts. Personal lines net premiums written increased $3.2 million, or 6.5%, in the third quarter of 2006 compared to the comparable period in 2005. We have benefited during the third quarter of 2006 from the addition of the personal lines new business related to increased agent utilization of our WritePro automated underwriting system and the Shelby acquisition rights agreement. Net premiums written related to the acquisition rights agreement amounted to $1.9 million in the third quarter of 2006. The issuance of all remaining policies under the acquisition rights agreement was accelerated and completed in the third quarter.
     Net Premiums Earned. Net premiums earned increased to $75.7 million for the third quarter of 2006, an increase of $1.1 million, or 1.5%, over the third quarter of 2005. Premiums are earned, or recognized as revenue, over the terms of the policies issued by our insurance subsidiaries, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding twelve-month period compared to the comparable period one year earlier.
     Investment Income. For the three months ended September 30, 2006, our net investment income increased 20.0% to $5.4 million, compared to $4.5 million for the comparable period one year ago. An increase in average invested assets from $529.4 million in the third quarter of 2005 to $570.8 million in the third quarter of 2006 and an increase in the annualized average rate of return on investments from 3.4% for the third quarter of 2005 to 3.8% for the third quarter of 2006 accounted for the increase in net investment income. The increase in our annualized average return reflects a shift from short-term investments to higher-yielding fixed maturities in our investment portfolio as well as higher short-term interest rates during the third quarter of 2006 compared to the comparable period a year earlier. These increases were offset in part by decreases in our annualized average rate of return on our increased holdings of tax-exempt fixed maturities in our investment portfolio during the third quarter of 2006 compared to the comparable period a year earlier. The increased holdings of tax-exempt fixed maturities in 2006 resulted from a shift from taxable to tax-exempt fixed maturities in order to obtain more favorable after-tax yields.

     Net Realized Investment Gains. Net realized investment gains in the third quarter of 2006 were $152,694, compared to $124,896 for the comparable period in 2005. No impairment charges were recognized in either period. Net realized investment gains in both periods resulted from normal turnover within our investment portfolio.
     Losses and Loss Expenses. The loss ratio of our insurance subsidiaries, which is the ratio of incurred losses and loss expenses to premiums earned, in the third quarter of 2006 was 56.2%, compared to 55.1% in the third quarter of 2005. The increase in the loss ratio reflected an increase in weather-related claims of approximately $2.0 million in the third quarter of 2006 compared to the third quarter of 2005, primarily related to the increased severe weather activity in the Mid-Atlantic region, including the effects of tropical storm Ernesto. The commercial lines loss ratio decreased to 43.8% in the third quarter of 2006, compared to 46.4% in the third quarter of 2005, primarily due to an decrease in the workers’ compensation loss ratio as a result of a slight decrease in claim severity in that line of business. The personal lines loss ratio increased from 60.5% in the third quarter of 2005 to 64.0% in the third quarter of 2006 due to an increase in the private passenger auto loss ratio primarily related to a slight increase in claim severity in that line of business. The homeowners loss ratio increased from 57.1% in the third quarter of 2005 to 59.1% in the third quarter of 2006 primarily related to increased weather-related losses.
     Underwriting Expenses. The expense ratio, which is the ratio of policy acquisition costs and other underwriting expenses to premiums earned, for the third quarter of 2006 and 2005 was 32.6%.
     Combined Ratio. The combined ratio was 89.5% and 88.5% for the three months ended September 30, 2006 and 2005, respectively. The combined ratio represents the sum of the loss ratio, expense ratio and dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned. The slight increase in the combined ratio was largely attributable to the increase in the loss ratio for the 2006 period compared to the 2005 period as discussed above.
     Interest Expense. Interest expense for the third quarter of 2006 was $725,994, compared to $588,360 for the third quarter of 2005, and reflected an increase in average interest rates on our subordinated debentures in the third quarter of 2006 compared to the comparable period in 2005.
     Income Taxes. Income tax expense was $3.8 million for the third quarter of 2006, representing an effective tax rate of 27.9%, compared to $3.9 million for the third quarter of 2005, representing an effective tax rate of 28.7%. The change in effective tax rates is primarily due to tax-exempt interest income representing a larger proportion of income before income tax expense in the 2006 period compared to the 2005 period.
     Net Income and Earnings Per Share. Our net income for the third quarter of 2006 was $9.8 million, or $.38 per share on a diluted basis, comparable to the net income of $9.8 million, or $.39 per share on a diluted basis, reported for the third quarter of 2005. Our fully diluted shares outstanding for the third quarter of 2006 increased to 25.6 million, compared to 24.9 million for the third quarter of 2005.
Results of Operations — Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
     Net Premiums Written. Net premiums written for the nine months ended September 30, 2006 were $236.7 million, an increase of $4.3 million, or 1.9%, over the comparable period in 2005. Commercial lines net premiums written decreased $2.7 million, or 3.0%, in the first nine months of 2006 compared to the comparable period in 2005. Personal lines net premiums written increased $7.0 million, or 4.9%, in the first nine months of 2006 compared to the comparable period in 2005. We have benefited during the first nine months of 2006 from the addition of the personal lines new business related to the Shelby acquisition rights agreement. Net premiums written related to this agreement amounted to $4.8 million for the first nine months of 2006. The issuance of all remaining policies under the acquisition rights agreement was accelerated and completed in the third quarter.
     Net Premiums Earned. Net premiums earned increased to $225.3 million for the first nine months of 2006, an increase of $5.5 million, or 2.5%, over the comparable period in 2005. Premiums are earned, or recognized as revenue, over the terms of the policies issued by our insurance subsidiaries, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding twelve-month period compared to the comparable period one year earlier.
     Investment Income. For the nine months ended September 30, 2006, our net investment income increased 15.8% to $15.4 million, compared to $13.3 million for the comparable period one year ago. An increase in average invested assets from $515.1 million in the first nine months of 2005 to $564.0 million in the first nine months of 2006 and an increase in the annualized average rate of return on investments from 3.4% for the first nine months of 2005 to 3.6% for the first nine months of 2006 accounted for the increase in net investment income. We realized increases in our annualized average rate of return as a result of a shift from short-term investments to higher-yielding fixed maturities in our investment portfolio as well as higher short-term interest rates during the first nine months of 2006 compared to the comparable period a year earlier. These increases were offset in part by decreases in our annualized average rate of return on increased holdings of tax-exempt fixed maturities in our investment portfolio during the first nine months of 2006 compared to the comparable period a year earlier.
     Net Realized Investment Gains. Net realized investment gains in the first nine months of 2006 were $1.0 million, compared to $1.2 million for the comparable period in 2005. Impairment charges of $47,538 were recognized in the first nine months of 2006, compared to impairment charges of $618,882 recognized in the first nine months of 2005. The impairment charges for both periods were the result of declines in the market value of equity securities that we deemed to be other than temporary. The remaining net realized investment gains and losses in both periods resulted from normal turnover within our investment portfolio.
     Losses and Loss Expenses. The loss ratio of our insurance subsidiaries in the first nine months of 2006 was 56.2%, compared to 55.7% in the first nine months of 2005. The commercial lines loss ratio improved slightly to 48.9% in the first nine months of 2006, compared to 50.0% in the first nine months of 2005, primarily due to improved experience in the worker’s compensation line of business. The personal lines loss ratio increased from 59.3% in the first nine months of 2005 to 61.1% in the first nine months of 2006 due to increased claim severity in the personal automobile line of business and increased weather-related losses in the homeowners line of business.
     Underwriting Expenses. The expense ratio for the first nine months of 2006 was 32.7%, compared to 33.3% in the first nine months of 2005. The decrease in the first nine months of 2006 expense ratio reflects decreases in estimated guaranty fund assessments and underwriting-based incentive compensation.
     Combined Ratio. The combined ratio was 89.3% and 89.5% for the nine months ended September 30, 2006 and 2005, respectively. The combined ratio represents the sum of the loss ratio, expense ratio and dividend ratio.
     Interest Expense. Interest expense for the first nine months of 2006 was $2.1 million, compared to $1.6 million for the first nine months of 2005, and reflected an increase in average interest rates on our subordinated debentures in the first nine months of 2006 compared to the comparable period in 2005.
     Income Taxes. Income tax expense was $11.7 million for the first nine months of 2006, representing an effective tax rate of 28.7%, compared to $11.4 million for the first nine months of 2005, representing an effective tax rate of 29.7%. The change in effective tax rates is primarily due to tax-exempt interest income representing a greater proportion of net income before taxes in the 2006 period compared to the 2005 period.
     Net Income and Earnings Per Share. Our net income for the first nine months of 2006 was $29.2 million, or $1.14 per share on a diluted basis, an increase of 7.8% over our net income of $27.1 million, or $1.10 per share on a diluted basis, reported for the first nine months of 2005. Our fully diluted shares outstanding for the first nine months of 2006 increased to 25.5 million, compared to 24.8 million for the first nine months of 2005.
Liquidity and Capital Resources
     Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as they arise. Our major sources of funds from operations are the net cash flows generated from our insurance subsidiaries’ underwriting results, investment income and maturing investments.
     We have historically generated sufficient net positive cash flow from our operations to fund our commitments and build our investment portfolio, thereby increasing future investment returns. The impact of the pooling agreement with Donegal Mutual historically has been cash flow positive because of the historical underwriting profitability of the pool. The pool is settled monthly, thereby resulting in cash flows substantially similar to cash flows that would result from the underwriting of direct business. We have not experienced any unusual variations in the timing of claim payments associated with the loss reserves of our insurance subsidiaries. We maintain a high degree of liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. Our fixed-maturity investment portfolio is structured following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective, thereby providing an additional measure of liquidity to meet our obligations should an unexpected variation occur in the future. Net cash flows provided by operating activities in the first nine months of 2006 and 2005 were $30.0 million and $34.0 million, respectively. The decrease in our net cash flows provided by operating activities was primarily due to the adoption of SFAS No. 123(R), which requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous rules..
     On November 25, 2003, we entered into a credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a four-year $35.0 million unsecured, revolving line of credit. On July 20, 2006, we amended the agreement with M&T to extend the credit agreement for four years from the date of amendment on substantially the same terms. As of September 30, 2006, we have the ability to borrow $35.0 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus between 1.50% and 1.75%, depending on our leverage ratio. In addition, we pay a fee of 0.15% per annum on the loan commitment amount, regardless of usage. The agreement requires our compliance with certain covenants, which include minimum levels of our net worth, leverage ratio and statutory surplus and A.M. Best ratings of our insurance subsidiaries. During the nine months ended September 30, 2006, we had no borrowings outstanding under the credit agreement, and we were in compliance with all requirements of the credit agreement.
     The following table shows our expected payments for significant contractual obligations as of September 30, 2006.

		Less
		than 1	1-3	4-5	After 5
($ in thousands)	Total	year	years	years	years
Net liability for unpaid losses and loss expenses of our insurance subsidiaries	$170,570	$74,967	$76,534	$8,801	$10,268
Subordinated debentures	30,929	—	—	—	30,929

Total contractual obligations	$201,499	$74,967	$76,534	$8,801	$41,197

     The timing of the amounts for the net liability for unpaid losses and loss expenses of our insurance subsidiaries is estimated based on historical experience and expectations of future payment patterns. The liability has been shown net of reinsurance recoverable on unpaid losses and loss expenses to reflect expected future cash flows related to such liability. Amounts assumed by Atlantic States from the pooling agreement with Donegal Mutual represent a substantial portion of our insurance subsidiaries’ gross liability for unpaid losses and loss expenses, and amounts ceded by Atlantic States to the pooling agreement represent a substantial portion of our insurance subsidiaries’ reinsurance recoverable on unpaid losses and loss expenses. Future cash settlement of Atlantic States’ assumed liability from the pool will be included in monthly settlements of pooled activity, wherein amounts ceded to and assumed from the pool are netted. Although Donegal Mutual and we do not anticipate any changes in the pool participation levels in the foreseeable future, any such change would be prospective in nature and therefore would not impact the timing of expected payments for Atlantic States’ proportionate liability for pooled losses occurring in periods prior to the effective date of such change.
     On April 6, 2006, our board of directors declared a four-for-three stock split of our Class A common stock and our Class B common stock in the form of a 33-1/3% stock dividend with a record date of April 17, 2006 and a distribution date of April 26, 2006.
     On October 19, 2006, our board of directors declared regular quarterly cash dividends of 8.25 cents per share for our Class A common stock and 7.0 cents per share for our Class B common stock, payable November 15, 2006 to stockholders of record as of the close of business on November 1, 2006. There are no regulatory restrictions on the payment of dividends to our stockholders, although there are state law restrictions on the payment of dividends from our insurance subsidiaries to us. Our insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis, and are subject to regulations under which payment of dividends from statutory surplus is restricted and may require prior approval of the applicable domiciliary insurance regulatory authorities. Our insurance subsidiaries are subject to risk-based capital (RBC) requirements. At December 31, 2005, our insurance subsidiaries’ capital levels were each substantially above RBC requirements. At January 1, 2006, amounts available for distribution as dividends to us from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities were $21.9 million from Atlantic States, $5.4 million from Southern, $2.1 million from Le Mars and $2.9 million from Peninsula, all of which remained available at September 30, 2006.
     As of September 30, 2006, we had no material commitments for capital expenditures.
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
     Our insurance subsidiaries provide property and liability insurance coverages through independent insurance agencies located throughout our operating area. The majority of this business is billed directly to the insured, although a portion of the commercial business is billed through agents to whom our insurance subsidiaries extend credit in the normal course of business.
     Because the pooling agreement does not relieve Atlantic States of primary liability as the originating insurer, Atlantic States is subject to a concentration of credit risk arising from business ceded to Donegal Mutual. Our insurance subsidiaries maintain reinsurance agreements in place with Donegal Mutual and with a number of other major unaffiliated authorized reinsurers.
Impact of Inflation
     Property and casualty insurance premium rates are established before the amount of losses and loss settlement expenses, or the extent to which inflation may impact such expenses, are known. Consequently, our insurance subsidiaries attempt, in establishing rates, to anticipate the potential impact of inflation.
Risk Factors
     The business, results of operations and financial condition, and therefore the value of our common stock, are subject to a number of risks. For a description of certain risks, reference is made to our 2005 annual report on Form 10-K, filed with the Securities and Exchange Commission on March 13, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Our market risk generally represents the risk of gain or loss that may result from the potential change in the fair value of our investment portfolio as a result of fluctuations in prices and interest rates and, to a lesser extent, our debt obligations. We attempt to manage our interest rate risk by maintaining an appropriate relationship between the average duration of the investment portfolio and the approximate duration of liabilities, i.e., policy claims of our insurance subsidiaries and debt obligations.
     We have maintained approximately the same investment mix and duration of our investment portfolio to our liabilities from December 31, 2005 to September 30, 2006.
     There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2005 through September 30, 2006.
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

Part II. Other Information
Item 1. Legal Proceedings.
     None.
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as Part	Shares (or Units)
	(a) Total Number of	(b) Average	of Publicly	that May Yet Be
	Shares (or Units)	Price Paid per	Announced Plans or	Purchased Under the
Period	Purchased	Share (or Unit)	Programs	Plans or Programs
Month #1	Class A – None	Class A – None	Class A – None
July 1-31, 2006	Class B – 347	Class B – $16.55	Class B – 347	(1)

Month #2	Class A – 13,333	Class A – $19.25	Class A – 13,333
August 1-31, 2006	Class B – 28,445	Class B – $19.05	Class B – 28,445	(1)

Month #3	Class A – None	Class A – None	Class A – None
September 1-30, 2006	Class B – 523	Class B – $17.21	Class B – 523	(1)

	Class A – 13,333	Class A – $19.25	Class A – 13,333
Total	Class B – 29,315	Class B – $18.99	Class B – 29,315	(1)

(1)	These shares were purchased by Donegal Mutual pursuant to its announcement on August 17, 2004 that it will, at its discretion, purchase shares of our Class A common stock and Class B common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. Such announcement did not stipulate a maximum number of shares that may be purchased under this program.
Item 3. Defaults upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.

Item 6. Exhibits.

Exhibit No.	Description
Exhibit 10.1	Amended and Restated Services Allocation Agreement dated October 19, 2006 between Donegal Group Inc., Atlantic States Insurance Company, Southern Insurance Company of Virginia, Le Mars Insurance Company, The Peninsula Insurance Company, Peninsula Indemnity Company and Donegal Mutual Insurance Company (filed herewith)

Exhibit 10.2	First Amendment to Credit Agreement dated July 20, 2006 between Donegal Group Inc. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the Securities and Exchange Commission on July 21, 2006)

Exhibit 10.3	Amended and Restated Tax Sharing Agreement dated as of October 19, 2006 between Donegal Group Inc., Atlantic States Insurance Company, Southern Insurance Company of Virginia, Le Mars Insurance Company, The Peninsula Insurance Company and Peninsula Indemnity Company (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on October 23, 2006)

Exhibit 31.1	Certification of Chief Executive Officer

Exhibit 31.2	Certification of Chief Financial Officer

Exhibit 32.1	Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Title 18 of the United States Code

Exhibit 32.2	Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Title 18 of the United States Code

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONEGAL GROUP INC.
November 3, 2006	By:	/s/ Donald H. Nikolaus
Donald H. Nikolaus, President
and Chief Executive Officer

November 3, 2006	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Senior Vice President
and Chief Financial Officer