Form 10-K
period 2006-12-31
DONEGAL GROUP INC
filed 2007-03-13
CIK 800457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-15341
DONEGAL GROUP INC.
(Exact name of registrant as specified in its charter)

Delaware	23-2424711

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1195 River Road, Marietta, Pennsylvania	17547

(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (888) 877-0600
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered

Class A Common Stock, $.01 par value Class B Common Stock, $.01 par value	The NASDAQ Stock Market LLC The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐     No ☑
Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act: Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company. Yes ☐     No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $253,979,442.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 19,715,101 shares of Class A Common Stock and 5,576,775 shares of Class B Common Stock were outstanding on February 26, 2007.
DOCUMENTS INCORPORATED BY REFERENCE:
1.	Portions of the registrant’s annual report to stockholders for the fiscal year ended December 31, 2006 are incorporated by reference into Parts I, II and IV of this report.

2.	Portions of the registrant’s proxy statement relating to registrant’s annual meeting of stockholders to be held April 19, 2007 are incorporated by reference into Part III of this report.

DONEGAL GROUP INC.
INDEX TO FORM 10-K REPORT
(i)

PART I
Item 1. Business.
     (a) General Development of Business.
     We are a property and casualty insurance holding company whose insurance subsidiaries offer personal and commercial lines of insurance to businesses and individuals in 18 Mid-Atlantic, Midwestern and Southeastern states. Our insurance subsidiaries provide their policyholders with a selection of insurance products at competitive rates, while pursuing profitability through adherence to a strict underwriting discipline. At December 31, 2006, we had total assets of $831.7 million and stockholders’ equity of $320.8 million. Our net income was $40.2 million for the year ended December 31, 2006 compared to $36.9 million for the year ended December 31, 2005.
     Donegal Mutual Insurance Company (“Donegal Mutual”) owns approximately 41% of our Class A common stock and approximately 70% of our Class B common stock. The operations of our insurance subsidiaries are interrelated with the operations of Donegal Mutual and, while maintaining the separate corporate existence of each company, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries have the same business philosophy, the same management, the same employees, the same facilities and offer the same types of insurance products.
     Our growth strategy includes the acquisition of other insurance companies to expand our business in a given region or to commence operations in a new region. Our prior acquisitions have either taken the form of:
•	a purchase of the stock of an existing stock insurance company; or

•	a two-step acquisition of an existing mutual insurance company as follows:
•	First, Donegal Mutual purchases a surplus note from a mutual insurance company and/or Donegal Mutual enters into a management agreement with the mutual insurance company and, in either circumstance, Donegal Mutual’s designees are appointed as a majority of the mutual insurance company’s board of directors.

•	Second, the mutual insurance company is converted into a stock insurance company. At the effective date of the conversion, we purchase the surplus note from Donegal Mutual and acquire the stock of the stock insurance company resulting from the conversion of the mutual company.

     We believe that our ability to make direct acquisitions or to structure acquisitions through Donegal Mutual surplus note and/or management agreement transactions provides us with flexibility that is a competitive advantage in seeking acquisitions. We also believe we have demonstrated our ability to acquire control of a troubled insurance company, reunderwrite its book of business, reduce its cost structure and return it to profitability. When Donegal Mutual makes a surplus note investment in another company and/or enters into a management agreement with it, the financial results of that company are not consolidated with our financial results or those of Donegal Mutual, and neither we nor Donegal Mutual are responsible for the insurance obligations of that company, except to the extent that we reinsure the other company.
     While we generally are engaged in preliminary discussions with potential acquisition candidates on a continuous basis and are so at the date of this Form 10-K Annual Report, we do not make any public disclosure regarding an acquisition until we have entered into a definitive acquisition agreement.
     We did not complete any acquisitions in 2006; however, on December 27, 2006, Donegal Mutual entered into a Contribution Note Purchase Agreement (the “Purchase Agreement”) with Sheboygan Falls Mutual Insurance Company (“Sheboygan Falls”). Consummation of the transaction is subject to regulatory approval. Under the Purchase Agreement:
•	Donegal Mutual will purchase a contribution note of $3.5 million from Sheboygan Falls;

•	Designees of Donegal Mutual will constitute six of the ten members of the board of directors of Sheboygan Falls; and

•	Donegal Mutual will provide services to Sheboygan Falls in key functions, including underwriting, claims, reinsurance, investments, data processing, personnel, professional services and financial reporting.
     On September 21, 2005, certain members of the Donegal Insurance Group entered into an Acquisition Rights Agreement with The Shelby Insurance Company and Shelby Casualty Insurance Company (together, “Shelby”), part of Vesta Insurance Group, Inc. The agreement granted those members the right, at their discretion and subject to their traditional underwriting and agency appointment standards, to offer renewal or replacement policies to the holders of Shelby’s personal lines policies in Pennsylvania, Tennessee and Alabama, in connection with Shelby’s withdrawal from those three states. During 2006, the members of the Donegal Insurance Group paid $805,378 to Shelby based on the direct premiums written by the Donegal Insurance Group. Net premiums written by the members of the Donegal Insurance Group related to this agreement were approximately $6.3 million in 2006 and $0 in 2005.

     (b) Financial Information About Industry Segments.
     Our insurance subsidiaries have three segments: investments, personal lines of insurance and commercial lines of insurance. Financial information about these segments is set forth in Note 19 to our Consolidated Financial Statements incorporated by reference herein.
     (c) Narrative Description of Business.
Who We Are
     We are a property and casualty insurance holding company whose insurance subsidiaries offer personal and commercial lines of insurance to small businesses and individuals in 18 Mid-Atlantic, Midwestern and Southeastern states. Our insurance subsidiaries provide their policyholders with a selection of insurance products at competitive rates, while pursuing profitability through adherence to a strict underwriting discipline.
     Our insurance subsidiaries derive a substantial portion of their insurance business from smaller to mid-sized regional communities. We believe this focus provides our insurance subsidiaries with competitive advantages in terms of local market knowledge, marketing, underwriting, claims servicing and policyholder service. At the same time, we believe our insurance subsidiaries have cost advantages over many regional insurers because of the centralized accounting, administrative, investment and other services available to our insurance subsidiaries where economies of scale can make a significant difference.
Strategy
     Our insurance subsidiaries have increased their annual premiums earned from $167.8 million in 2001 to $301.5 million in 2006, a compound annual growth rate of 12%. Over the same time period, the combined ratio of our insurance subsidiaries has consistently been more favorable than that of the property and casualty insurance industry as a whole. Our insurance subsidiaries seek to grow their business and enhance their profitability by:
•	Achieving underwriting profitability.
     Our insurance subsidiaries focus on achieving a combined ratio of less than 100%. We believe that underwriting profitability is a fundamental component of our long-term financial strength because it allows our insurance subsidiaries to generate profits without relying on their investment income. Our insurance subsidiaries seek to enhance their underwriting results by carefully selecting the product lines they underwrite, minimizing their exposure to catastrophe-prone areas and evaluating their claims history on a regular basis to ensure the adequacy of their underwriting guidelines and product pricing. Our insurance subsidiaries have no material exposures to asbestos and environmental liabilities. Our insurance subsidiaries seek to provide more than one policy to a given personal or commercial customer because this “account selling” strategy diversifies their risk and has historically improved their underwriting results. Finally, our insurance subsidiaries use reinsurance to manage their exposure and limit their maximum net loss from large single risks or risks in concentrated areas. Our insurance subsidiaries believe these practices are key factors in their ability to maintain a combined ratio that has been traditionally more favorable than the combined ratio of the property and casualty insurance industry.
     The combined ratio of our insurance subsidiaries and that of the property and casualty insurance industry for the years 2001 through 2006 are shown in the following table:

	2001	2002	2003	2004	2005	2006
Donegal GAAP combined ratio	103.8%	99.6%	95.0%	93.1%	89.5%	89.0%
Industry SAP combined ratio(1)	115.9	107.3	100.2	98.5	100.8	93.3

(1)	As reported or projected by A.M. Best.
•	Pursuing profitable growth by organic expansion within the traditional operating territories of our insurance subsidiaries through developing and maintaining quality agency representation.
     We believe that continued expansion of our insurance subsidiaries within their existing markets will be a key source of their continued premium growth, and that maintaining an effective and growing network of independent agencies is integral to their expansion. Our insurance subsidiaries seek to be among the top three insurers within each of their agencies for the lines of business they write by providing a consistent, competitive and stable market for their products. We believe that the consistency of their product offerings enables our insurance subsidiaries to compete effectively for agents with other insurers whose product offerings fluctuate based on industry conditions. Our insurance subsidiaries offer a competitive compensation program to their agents that rewards them for pursuing profitable growth for our insurance subsidiaries. Our insurance subsidiaries provide their agents with ongoing support that enables them to better attract and service customers, including Internet-based information systems, training programs, marketing support and field visitations by marketing personnel and senior management of our insurance subsidiaries. Finally, our insurance subsidiaries appoint agencies with a strong underwriting and growth track record. We believe that our insurance subsidiaries, by carefully selecting, motivating and supporting their agency force, will be able to drive continued long-term growth.
•	Acquiring property and casualty insurance companies to augment the organic growth of our insurance subsidiaries in existing markets and to expand into new geographic regions.

     We have completed six acquisitions of property and casualty insurance companies since 1995. We believe we have an opportunity to continue our growth by selectively pursuing affiliations and acquisitions that meet our criteria. Our criteria include:
•	Location in regions where our insurance subsidiaries are currently conducting business or offer an attractive opportunity to conduct profitable business;

•	A mix of business similar to the business of our insurance subsidiaries;

•	Targeted premium volume between $20.0 million and $100.0 million; and

•	Transaction terms that are fair and reasonable to us.
     We believe that our affiliation with Donegal Mutual assists us in pursuing affiliations with and subsequent acquisitions of other mutual insurance companies because we have a strong understanding of the concerns and issues that mutual insurance companies face. In particular, we have had success affiliating with and acquiring undercapitalized mutual insurance companies by utilizing our strengths and financial position to improve significantly their operations on a post-affiliation basis. We generally evaluate a number of areas for operational synergies when considering acquisitions, including product underwriting, expenses, the cost of reinsurance and technology.
•	Focusing on expense controls and utilization of technology to increase the operating efficiency of our insurance subsidiaries.
     Our insurance subsidiaries maintain stringent expense controls under direct supervision by their senior management. We consolidate many processing and administrative activities of our insurance subsidiaries at our home office to realize operating synergies and better control expenses. Our insurance subsidiaries utilize technology to automate much of their underwriting and to facilitate agency and policyholder communications on an efficient and cost-effective basis. As a result of our focus on expense control, our insurance subsidiaries have reduced their expense ratio from 36.6% for 1999 to 32.7% for 2006, notwithstanding performance-based compensation paid to agents in 2006 of $9.8 million compared to $4.0 million in 1999. Our insurance subsidiaries have also increased their annual premium per employee, a measure of efficiency that our insurance subsidiaries use to evaluate their operations, from approximately $470,000 in 1998 to approximately $733,000 in 2006.
     Our insurance subsidiaries strive to possess and utilize technology comparable to that of the largest of their competitors. “Ease of doing business” has become an increasingly important component of an insurer’s value to an independent agency. We have implemented a fully automated personal lines underwriting and policy issuance system, which our insurance subsidiaries refer to as “WritePro®”. WritePro® is a web-based user interface that substantially improves the ease of data entry and facilitates the quoting and issuance of policies for agents. We have also implemented a similar commercial business system, which our insurance subsidiaries refer to as “WriteBiz®.” WriteBiz® is an automated underwriting system that provides agents for our insurance subsidiaries with a web-based interface to quote and issue commercial automobile, workers’ compensation, businessowners and tradesman policies automatically. As a result, applications from agents can be quickly transitioned to policies without further re-entry of information, and policy information is then fully downloaded to agents’ policy management systems through existing download capabilities.
•	Providing responsive and friendly customer and agent service to enable our insurance subsidiaries to attract new policyholders and retain existing policyholders.
     We believe that excellent policyholder service is important to attracting new policyholders and retaining existing policyholders. Our insurance subsidiaries work closely with their agency force to provide a consistently responsive level of claims service, underwriting and customer support. Our insurance subsidiaries seek to respond expeditiously and effectively to address customer and agent inquiries, including working to:
•	Quickly reply to information requests and policy submissions; and

•	Promptly respond to and process claims.
     As a part of our insurance subsidiaries’ focus on customer service, they periodically conduct policyholder service surveys to evaluate the effectiveness of their support programs, and their management meets frequently with agency personnel to seek service improvement recommendations, react to service issues and better understand local market conditions.
•	Maintaining premium rate adequacy to enhance the underwriting results of our insurance subsidiaries, while maintaining their existing book of business and preserving their ability to write new business.
     Our insurance subsidiaries are committed to maintaining discipline in their pricing by pursuing rate increases to maintain or improve their underwriting profitability without unduly affecting their ability to attract and retain customers. In addition to pursuing appropriate pricing, our insurance subsidiaries take numerous actions to ensure that their premium rates are adequate relative to their level of underwriting risk. Our insurance subsidiaries review loss trends on a periodic basis to identify changes in the frequency and severity of their claims and to assess the adequacy of their rates and underwriting standards. Our insurance subsidiaries also carefully monitor and audit the key information that they use to price their policies, enabling them to receive an adequate level of premiums for their risk. For example, our insurance subsidiaries inspect and perform loss control surveys on most of the risks they insure to determine adequacy of insurance to value, assess property conditions and identify any liability exposures. Our insurance subsidiaries audit the payroll data of their workers’ compensation customers to verify that the assumptions our insurance subsidiaries used to price a particular policy were accurate. By aggressively pursuing appropriate rate increases and thoroughly understanding the risks our insurance subsidiaries insure, they are able to achieve their strategy of achieving consistent underwriting profitability.
Our Organizational Structure
     We have five insurance subsidiaries: Atlantic States Insurance Company (“Atlantic States”), Southern Insurance Company of Virginia (“Southern”), Le Mars Insurance Company (“Le Mars”) and Peninsula Insurance Group (“Peninsula”), which includes The Peninsula Insurance Company and its wholly owned subsidiary, Peninsula Indemnity Company. We also own 48.2% of Donegal Financial Services Corporation (“DFSC”), a registered savings and loan holding company that owns Province Bank, a federal savings bank that began operations in 2000. Donegal Mutual owns the remaining 51.8% of DFSC. While not material to our operations, we believe Province Bank, with total assets of $85.1 million at December 31, 2006, will complement the product offerings of our insurance subsidiaries. The following chart depicts our organizational structure, including our insurance subsidiaries:

(1)	Because of the different relative voting power of our Class A common stock and our Class B common stock, our public stockholders hold approximately 37.6% of the aggregate voting power of both classes of our common stock.

(2)	Because of the different relative voting power of our Class A common stock and our Class B common stock, Donegal Mutual holds approximately 62.4% of the aggregate voting power of both classes of our common stock.
     In the mid-1980’s, Donegal Mutual, like a number of other mutual property and casualty insurance companies, recognized the need to develop additional sources of capital and surplus to remain competitive, have the capacity to expand its business and assure its long-term viability. Donegal Mutual, again like a number of other mutual property and casualty insurance companies, determined to implement a downstream holding company structure as a strategic response. Thus, in 1986, Donegal Mutual formed us as a downstream holding company, initially wholly owned by Donegal Mutual, and caused us to form an insurance company subsidiary known as Atlantic States.
     As part of the implementation of this strategy, Donegal Mutual and Atlantic States entered into a pooling agreement in 1986, whereby Donegal Mutual and Atlantic States each ceded all of its direct written business to the pool and the pool then allocated a portion of the pooled business back to Donegal Mutual and Atlantic States. The consideration to Donegal Mutual for entering into the pooling agreement was its ownership of majority control of us and the expectation that Donegal Mutual’s surplus would increase over time as the value of its ownership interest in us increased.
     Since 1986, we have effected three public offerings, a major purpose of which was to provide capital for Atlantic States and our other insurance subsidiaries and to fund acquisitions. As the capital of Atlantic States increased, its underwriting capacity increased proportionately. Thus, as originally planned in the mid-1980’s, Atlantic States has had the capital necessary to support the growth of its direct business as well as increases in the amount and percentage of business Atlantic States assumes from the underwriting pool with Donegal Mutual. As a result, the participation of Atlantic States in the underwriting pool has increased over the years from an initial participation of 35% in 1986 to a current 70% participation, and the size of the underwriting pool has increased substantially. We do not anticipate any changes in the pooling agreement between Atlantic States and Donegal Mutual in the foreseeable future, including any change in the percentage participation of Atlantic States in the underwriting pool.
     The operations of our insurance subsidiaries are interrelated with the operations of Donegal Mutual, and, while maintaining the separate corporate existence of each company, Donegal Mutual and our insurance subsidiaries conduct their insurance business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries have the same business philosophy, the same management, the same employees, the same facilities and offer the same types of insurance products.
     The risk profiles of the business written by our insurance subsidiaries and Donegal Mutual have historically been, and continue to be, substantially similar. The products,

classes of business underwritten, pricing practices and underwriting standards of Donegal Mutual and our insurance subsidiaries are determined and administered by the same management and underwriting personnel. In addition, as the Donegal Insurance Group, Donegal Mutual and our insurance subsidiaries share a business plan to achieve market penetration and underwriting profitability objectives. The products offered by Donegal Mutual and our insurance subsidiaries are generally complementary, thereby allowing Donegal Insurance Group to offer a broader range of products to a given market and to expand Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account. Distinctions within the products of Donegal Mutual and our insurance subsidiaries generally relate to specific risk profiles targeted within similar classes of business, such as preferred tier versus standard tier products, but not all of the standard risk gradients are allocated to one company. Therefore, the underwriting profitability of the business directly written by each of the companies will vary. However, as the risk characteristics of all business written directly by Donegal Mutual and Atlantic States are homogenized within the underwriting pool, each of Donegal Mutual and Atlantic States shares the underwriting results in proportion to its participation in the pool. Atlantic States realizes 70% of the underwriting profitability of the underwriting pool because of its 70% participation in the underwriting pool. The business Atlantic States derives from the underwriting pool represents the predominant percentage of its total revenues.
     The following chart depicts our underwriting pool:
     Donegal Mutual provides facilities, personnel and other services to us and three of our five insurance subsidiaries, Atlantic States, Southern and Le Mars. Donegal Mutual allocates expenses to Southern and Le Mars according to a time allocation and estimated usage agreement and to Atlantic States in relation to the relative participation of Donegal Mutual and Atlantic States in the underwriting pool. Southern and Le Mars reimburse Donegal Mutual for their personnel costs, and Southern bears its proportionate share of information services costs based on its percentage of total written premiums of the Donegal Insurance Group. Donegal Mutual allocated expenses to us and our insurance subsidiaries under such agreements of $48.8 million in 2006.
     We and Donegal Mutual have maintained a coordinating committee since our formation in 1986. The coordinating committee consists of two members of our board of directors who are not also members of Donegal Mutual’s board of directors and two members of Donegal Mutual’s board of directors who are not also members of our board of directors.
     Under our by-laws and the by-laws of Donegal Mutual, any new agreement between Donegal Mutual and us and any proposed change to an existing agreement between Donegal Mutual and us must first be submitted for approval by the coordinating committee. In determining whether or not to approve a new agreement or a change in an existing agreement, our members of the coordinating committee will not grant approval unless they both believe that the new agreement or the change in an existing agreement is fair and equitable to us and in the best interests of our stockholders, and Donegal Mutual’s members of the coordinating committee will not grant approval unless they both believe that the new agreement or change in an existing agreement is fair and equitable to Donegal Mutual and its policyholders. If approved by the coordinating committee, the new agreement or change in an existing agreement will then be submitted to our board of directors and the board of directors of Donegal Mutual for their separate consideration. If the new agreement or the change in an existing agreement is not approved by both our board of directors and Donegal Mutual’s board of directors, the new agreement or the change in any existing agreement will not become effective.
     The coordinating committee also annually meets to review each existing agreement between Donegal Mutual and us and our insurance subsidiaries to determine if the terms of the existing agreements remain fair and equitable to us and our stockholders and fair and equitable to Donegal Mutual and its policyholders or if adjustments should be made.
     Our members on the coordinating committee are Robert S. Bolinger and John J. Lyons. Donegal Mutual’s members on the coordinating committee are John E. Hiestand and Frederick W. Dreher. Reference is made to our proxy statement for our annual meeting of stockholders on April 19, 2007 for information on the members of the coordinating committee.
     We believe our relationship with Donegal Mutual offers us and our insurance subsidiaries a number of competitive advantages, including the following:

•	Facilitating the stable management, consistent underwriting discipline, external growth and long-term profitability of our insurance subsidiaries;

•	Creating operational and expense synergies given the combined resources and operating efficiencies of Donegal Mutual, us and our insurance subsidiaries;

•	Enhancing our opportunities to expand by acquisition because of the ability of Donegal Mutual to affiliate with and acquire control of other mutual insurance companies and thereafter demutualize them and sell them to us;

•	Producing a more uniform and stable underwriting result than our insurance subsidiaries could achieve without the relationship between Donegal Mutual and our insurance subsidiaries over extended periods of time; and

•	Providing Atlantic States with a significantly larger underwriting capacity because of the underwriting pool Donegal Mutual and Atlantic States have maintained since 1986.
Acquisitions
     The following table highlights our acquisition history since 1988:

		Year
	State of	Control
Company Acquired	Domicile	Acquired	Method of Acquisition

Southern Mutual Insurance Company and now Southern Insurance Company of Virginia	Virginia	1984	Surplus note investment by Donegal Mutual in 1984; demutualization in 1988; acquisition of stock by us in 1988.

Pioneer Mutual Insurance Company and formerly Pioneer Insurance Company (1)	Ohio	1992	Surplus note investment by Donegal Mutual in 1992; demutualization in 1993; acquisition of stock by us in 1997.

Delaware Mutual Insurance Company and formerly Delaware Atlantic Insurance Company (1)	Delaware	1993	Surplus note investment by Donegal Mutual in 1993; demutualization in 1994; acquisition of stock by us in 1995.

		Year
	State of	Control
Company Acquired	Domicile	Acquired	Method of Acquisition

Pioneer Mutual Insurance Company and formerly Pioneer Insurance Company (1)	New York	1995	Surplus note investment by Donegal Mutual in 1995; demutualization in 1998; acquisition of stock by us in 2001.

Southern Heritage Insurance Company (1)	Georgia	1998	Purchase of stock by us in 1998.

Le Mars Mutual Insurance Company of Iowa and now Le Mars Insurance Company	Iowa	2002	Surplus note investment by Donegal Mutual in 2002; demutualization in 2004; acquisition of stock by us in 2004.

Peninsula Insurance Group	Maryland	2004	Purchase of stock by us in 2004.

(1)	To reduce administrative and compliance costs and expenses, the designated insurance subsidiaries were merged into one of our existing insurance subsidiaries.
     We generally maintain the home office of an acquired company as part of our strategy to provide local marketing, underwriting and claims servicing even if the acquired company is merged into another subsidiary.
     As previously noted, Donegal Mutual is seeking approval of the Office of the Commissioner of Insurance of the State of Wisconsin to establish an affiliation with Sheboygan Falls. If the affiliation receives required regulatory approvals, Donegal Mutual would commence writing business in Wisconsin.
Distribution
     The products of our insurance subsidiaries are marketed primarily in the Mid-Atlantic, Midwest and Southeast regions through approximately 2,000 independent insurance agencies. At December 31, 2006, the Donegal Insurance Group was actively writing business in 18 states (Alabama, Delaware, Georgia, Iowa, Louisiana, Maryland, Nebraska, New Hampshire, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Virginia and West Virginia). We believe the relationships of our insurance subsidiaries with their independent agents are valuable in identifying, obtaining and retaining profitable business. Our insurance subsidiaries maintain a stringent agency selection procedure that emphasizes appointing agencies with proven marketing strategies for the development of profitable business, and our insurance subsidiaries appoint only agencies with a strong underwriting and growth track record. Our insurance subsidiaries also regularly evaluate their agencies based on their profitability and performance in relation to the objectives of our insurance subsidiaries. Our insurance subsidiaries seek to be among the top three insurers within each of their agencies for the lines of business they write.
     The following table sets forth the percentage of direct premiums written by our insurance subsidiaries in each of the states where they conducted business in 2006:

Pennsylvania	46.5%
Maryland	13.1
Virginia	11.8
Georgia	6.0
Delaware	5.8
Ohio	3.5
Iowa	2.9
North Carolina	2.4
Tennessee	1.8
Oklahoma	1.4
Nebraska	1.2
South Dakota	1.1
Other	2.5

Total	100.0%

     We believe our insurance subsidiaries have developed a number of policies and procedures that enable them to attract, retain and motivate their agents. The consistency, competitiveness and stability of the product offerings of our insurance subsidiaries assists them in competing effectively for agents with other insurers whose product offerings may fluctuate based upon industry conditions. Our insurance subsidiaries have a competitive contingent commission plan for agents, under which additional commissions are payable based upon the volume of premiums produced and the profitability of the business our insurance subsidiaries receive from that agency. Our insurance subsidiaries provide their agents ongoing support that enables them to better attract and retain customers, including Internet-based information systems, training programs, marketing support and field visitations from marketing personnel and senior management of our insurance subsidiaries. Finally, our insurance subsidiaries encourage their independent agents to focus on “account selling,” or serving all of a particular insured’s property and casualty insurance needs, which our insurance subsidiaries believe generally results in more favorable loss experience than covering a single risk for an individual insured.

Products
     The personal lines written by our insurance subsidiaries consist primarily of automobile and homeowners insurance. The commercial lines written by our insurance subsidiaries consist primarily of commercial automobile, commercial multi-peril and workers’ compensation insurance. These types of insurance are described in greater detail below:
     Personal
•	Private passenger automobile – policies that provide protection against liability for bodily injury and property damage arising from automobile accidents, and protection against loss from damage to automobiles owned by the insured.

•	Homeowners – policies that provide coverage for damage to residences and their contents from a broad range of perils, including, fire, lightning, windstorm and theft. These policies also cover liability of the insured arising from injury to other persons or their property while on the insured’s property and under other specified conditions.
     Commercial
•	Commercial multi-peril – policies that provide protection to businesses against many perils, usually combining liability and physical damage coverages.

•	Workers’ compensation – policies purchased by employers to provide benefits to employees for injuries sustained during employment. The extent of coverage is established by the workers’ compensation laws of each state.

•	Commercial automobile – policies that provide protection against liability for bodily injury and property damage arising from automobile accidents, and protection against loss from damage to automobiles owned by the insured.
     The following table sets forth the net premiums written by line of insurance by our insurance subsidiaries for the periods indicated:

	Year Ended December 31,
(dollars in thousands)	2004		2005		2006
	Amount	%	Amount	%	Amount	%
Net Premiums Written:
Personal lines:
Automobile	$118,734	41.9%	$122,059	40.4%	$126,211	41.1%
Homeowners	47,540	16.8	52,149	17.2	56,005	18.2
Other	9,882	3.5	10,620	3.5	10,764	3.5

Total personal lines	176,156	62.2	184,828	61.1	192,980	62.8

	Year Ended December 31,
(dollars in thousands)	2004		2005		2006
	Amount	%	Amount	%	Amount	%
Commercial lines:
Automobile	32,679	11.5	34,641	11.4	33,387	10.9
Workers’ compensation	29,228	10.3	33,154	11.0	32,845	10.7
Commercial multi-peril	42,253	14.9	46,406	15.3	44,750	14.6
Other	2,966	1.1	3,515	1.2	3,445	1.0

Total commercial lines	107,126	37.8	117,716	38.9	114,427	37.2

Total business	$283,282	100.0%	$302,544	100.0%	$307,407	100%

Underwriting
     The personal lines underwriting and commercial lines underwriting departments of our insurance subsidiaries evaluate and select those risks that they believe will enable our insurance subsidiaries to achieve an underwriting profit. The underwriting departments have significant interaction with the independent agents regarding the underwriting philosophy and underwriting guidelines of our insurance subsidiaries and assist the research and development department in the development of quality products at competitive prices to promote growth and profitability.
     In order to achieve underwriting profitability on a consistent basis, our insurance subsidiaries:
•	assess and select quality standard and preferred risks;

•	adhere to disciplined underwriting and reunderwriting guidelines;

•	inspect substantially all commercial lines risks and a substantial number of personal lines risks; and

•	utilize various types of risk management and loss control services.
     Our insurance subsidiaries also review their existing policies and accounts to determine whether those risks continue to meet their underwriting guidelines. If a given policy or account no longer meets those underwriting guidelines, our insurance subsidiaries will take appropriate action regarding that policy or account, including raising premium rates or non-renewing the policy to the extent permitted by applicable law.
     As part of the effort of our insurance subsidiaries to maintain acceptable underwriting results, they conduct annual reviews of agencies that have failed to meet their underwriting profitability criteria. The review process includes an analysis of the underwriting and reunderwriting practices of the agency, the completeness and accuracy of the applications submitted by the agency, the adequacy of the training of the agency’s staff and the agency’s record of adherence to the underwriting guidelines and service standards of our insurance subsidiaries. Based on the results of this review process, the marketing and underwriting personnel of our insurance subsidiaries develop, together with the agency, a plan to improve its underwriting profitability. Our insurance subsidiaries monitor the agency’s compliance with the plan, and take other measures as required in the judgment of our insurance subsidiaries, including the termination of agencies that are unable to achieve acceptable underwriting profitability to the extent permitted by applicable law.
Claims
     The management of claims is a critical component of the philosophy of our insurance subsidiaries to achieve underwriting profitability on a consistent basis and is fundamental to the successful operations of our insurance subsidiaries and their dedication to excellent service.
     The claims departments of our insurance subsidiaries rigorously manage claims to assure that legitimate claims are settled quickly and fairly and that questionable claims are identified for defense. In the majority of cases, claims are adjusted by the personnel of our insurance subsidiaries, who have significant experience in the property and casualty insurance industry and know the service philosophy of our insurance subsidiaries. Our insurance subsidiaries provide various means of claims reporting on a 24-hour, seven day a week basis, including toll-free numbers and Internet reporting through our website. Our insurance subsidiaries strive to respond to notifications of claims promptly, generally within the day reported. Our insurance subsidiaries believe that by responding promptly to claims, our insurance subsidiaries provide quality customer service and minimize the ultimate cost of the claims. Our insurance subsidiaries engage independent adjusters as needed to handle claims in areas in which the volume of claims is not sufficient to justify the hiring of internal claims adjusters. Our insurance subsidiaries also employ private investigators, structural experts and various outside legal counsel to supplement our in-house staff and assist in the investigation of claims. Our insurance subsidiaries have a special investigative unit staffed by former law enforcement officers that attempts to identify and prevent fraud and abuse and to control questionable claims.
     The management of the claims departments of our insurance subsidiaries develops and implements policies and procedures for the establishment of adequate claim reserves. The actuarial staff employed by our insurance subsidiaries regularly reviews their reserves for incurred but not reported claims. The management and staff of the claims departments resolve policy coverage issues, manage and process reinsurance recoveries and handle salvage and subrogation matters. The litigation and personal injury sections of our insurance subsidiaries manage all claims litigation, and branch office claims above certain thresholds require home office review and settlement authorization. Claims adjusters are given reserving and settlement authority based upon their experience and demonstrated abilities. Larger or more complicated claims require consultation and approval of senior department management.
     The field office staff of our insurance subsidiaries receives support from home office technical, litigation, material damage, subrogation and medical audit personnel.

Liabilities for Losses and Loss Expenses
     Liabilities for losses and loss expenses are estimates at a given point in time of the amounts an insurer expects to pay with respect to policyholder claims based on facts and circumstances then known. An insurer recognizes at the time of establishing its estimates that its ultimate liability for losses and loss expenses will exceed or be less than such estimates. The estimates of liabilities for losses and loss expenses of our insurance subsidiaries are based on assumptions as to future loss trends and expected claims severity, judicial theories of liability and other factors. However, during the loss adjustment period, our insurance subsidiaries may learn additional facts regarding individual claims, and consequently it often becomes necessary to refine and adjust their prior estimates of their liabilities. Our insurance subsidiaries reflect any adjustments to their liabilities for losses and loss expenses in their operating results in the period in which the changes in estimates are made.
     Our insurance subsidiaries maintain liabilities for the payment of losses and loss expenses with respect to both reported and unreported claims. Liabilities for loss expenses are intended to cover the ultimate costs of settling all losses, including investigation and litigation costs from such losses. Our insurance subsidiaries base the amount of liability for reported losses primarily upon a case-by-case evaluation of the type of risk involved, knowledge of the circumstances surrounding each claim and the insurance policy provisions relating to the type of loss. Our insurance subsidiaries determine the amount of their liability for unreported claims and loss expenses on the basis of historical information by line of insurance. Our insurance subsidiaries account for inflation in the reserving function through analysis of costs and trends, and reviews of historical reserving results. Our insurance subsidiaries closely monitor their liabilities and recompute them periodically using new information on reported claims and a variety of statistical techniques. Our insurance subsidiaries do not discount their liabilities for losses.
     Reserve estimates can change over time because of unexpected changes in assumptions related to the external business environment and, to a lesser extent, assumptions as to the internal operations of our insurance subsidiaries. Assumptions related to the external business environment include the absence of significant changes in tort law and legal decisions that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions, stability in economic conditions and the rate of loss cost inflation. For example, our insurance subsidiaries have experienced a decrease in claims frequency on bodily injury liability claims during the past several years while claims severity has gradually increased. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on bodily injury claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Internal assumptions include accurate measurement of the impact of rate changes and changes in policy provisions and consistency in the quality and characteristics of business written within a given line of business. To the extent our insurance subsidiaries determine that underlying factors impacting these assumptions have changed, our insurance subsidiaries attempt to make appropriate adjustments for such changes in their reserves. Accordingly, the ultimate liability for unpaid losses and loss expenses of our insurance subsidiaries will likely differ from the amount recorded at December 31, 2006. For every 1% change in the loss and loss expense reserves estimates of our insurance subsidiaries, net of reinsurance recoverable, the effect on the pre-tax results of operations of our insurance subsidiaries would be approximately $1.6 million.
     The establishment of appropriate liabilities is an inherently uncertain process, and the ultimate liability of our insurance subsidiaries could exceed their loss and loss expense reserves and have an adverse effect on their results of operations and financial condition. Furthermore, the timing, frequency and extent of adjustments to the estimated future liabilities of our insurance subsidiaries cannot be predicted, since the historical conditions and events that serve as a basis for the estimates of ultimate claim costs may change. As is the case for substantially all property and casualty insurance companies, our insurance subsidiaries have found it necessary in the past to increase their estimated future liabilities for losses and loss expenses in certain periods, and in other periods their estimates have exceeded their actual liabilities. Changes in estimates of the liability for losses and loss expenses generally reflect actual payments and the evaluation of information received since the prior reporting date. Our insurance subsidiaries recognized a decrease in their liability for losses and loss expenses of prior years of $13.6 million, $9.4 million and $7.2 million in 2006, 2005 and 2004, respectively. Generally, our insurance subsidiaries experienced improving loss development trends in 2006, 2005 and 2004, which were reflected in favorable settlements of open claims by our insurance subsidiaries. Our insurance subsidiaries made no significant changes in their reserving philosophy, key reserving assumptions or claims management, and there have been no significant offsetting changes in estimates that increased or decreased the loss and loss expense reserves in these periods. The 2006 development was primarily recognized in the private passenger automobile liability, workers’ compensation and commercial multi-peril lines of business and was consistently favorable for settlements of claims occurring in each of the previous five accident years. The majority of the 2006 development was related to decreases in the liability for losses and loss expenses of prior years for Atlantic States.
     Excluding the impact of isolated catastrophic weather events, our insurance subsidiaries have noted slight downward trends in the number of claims incurred and the number of claims outstanding at period ends relative to their premium base in recent years across most lines of business. However, the amount of the average claim outstanding has increased gradually over the past several years as the property and casualty insurance industry has experienced increased litigation trends, periods in which economic conditions extended the estimated length of disabilities, increased medical loss cost trends and a general slowing of settlement rates in litigated claims. Further adjustments to the estimates of our insurance subsidiaries could be required in the future. However, on the basis of the internal procedures, including review by the actuaries for our insurance subsidiaries, which analyze, among other things, the prior assumptions of our insurance subsidiaries, the experience of our insurance subsidiaries with similar cases and historical trends such as reserving patterns, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes, our insurance subsidiaries believe that they have made adequate provision for their liability for losses and loss expenses as of December 31, 2006.
     Because of the participation of Atlantic States in the underwriting pool with Donegal Mutual, Atlantic States is exposed to adverse loss development on the business of Donegal Mutual that is included in the underwriting pool. However, pooled business represents the predominant percentage of the net underwriting activity of Donegal Mutual and Atlantic States, and Donegal Mutual and Atlantic States proportionately share any adverse risk development of the pooled business. The business in the pool is homogenous (i.e., Atlantic States has a 70% share of the entire pool and Donegal Mutual has a 30% share of the entire pool). Since substantially all of the business of Atlantic States and Donegal Mutual is pooled and the results are shared by each company according to its participation level under the terms of the pooling agreement, the underwriting pool is intended to produce a more uniform and stable underwriting result from year to year for Donegal Mutual and Atlantic States than they would experience individually and to spread the risk of loss among Donegal Mutual and Atlantic States.
     Differences between liabilities reported in our financial statements prepared on the basis of GAAP and our insurance subsidiaries’ financial statements prepared on a statutory accounting basis (“SAP”) result from anticipating salvage and subrogation recoveries for GAAP but not for SAP. These differences amounted to $8.1 million, $8.3 million and $8.1 million at December 31, 2004, 2005 and 2006, respectively.
     The following table sets forth a reconciliation of the beginning and ending GAAP net liability of our insurance subsidiaries for unpaid losses and loss expenses for the periods indicated:

	Year Ended December 31,
(in thousands)	2004	2005	2006
Gross liability for unpaid losses and loss expenses at beginning of year	$217,914	$267,190	$265,730
Less reinsurance recoverable	79,018	95,759	92,721

Net liability for unpaid losses and loss expenses at beginning of year	138,896	171,431	173,009
Acquisitions of Le Mars and Peninsula	28,843	—	—

Beginning balance as adjusted	167,739	171,431	173,009
Provision for net losses and loss expenses for claims incurred in the current year	171,385	176,924	182,037
Change in provision for estimated net losses and loss expenses for claims incurred in prior years	(7,243)	(9,382)	(13,616)

Total incurred	164,142	167,542	168,421
Net losses and loss payments for claims incurred during:
The current year	96,041	98,735	106,401
Prior years	64,409	67,229	71,717

Total paid	160,450	165,964	178,118
Net liability for unpaid losses and loss expenses at end of year	171,431	173,009	163,312
Plus reinsurance recoverable	95,759	92,721	95,710

Gross liability for unpaid losses and loss expenses at end of year	$267,190	$265,730	$259,022

     The following table sets forth the development of the liability for net unpaid losses and loss expenses of our insurance subsidiaries from 1996 to 2006, with supplemental loss data for 2005 and 2006. Loss data in the table includes business ceded to Atlantic States from the underwriting pool.
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
     The “Net liability reestimated as of” portion of the table shows the reestimated amount of the previously recorded liability based on experience for each succeeding year. The estimate increases or decreases as payments are made and more information becomes known about the severity of the remaining unpaid claims. For example, the 2002 liability has developed a redundancy after four years, in that reestimated net losses and loss expenses are expected to be $11.3 million less than the estimated liability initially established in 2002 of $131.1 million.

     The “Cumulative (excess) deficiency” shows the cumulative excess or deficiency at December 31, 2006 of the liability estimate shown on the top line of the corresponding column. An excess in liability means that the liability established in prior years exceeded actual net losses and loss expenses or our insurance subsidiaries reevaluated the liability at less than the original amount. A deficiency in liability means that the liability established in prior years was less than actual net losses and loss expenses or our insurance subsidiaries reevaluated the liability at more than the original amount.
     The “Cumulative amount of liability paid through” portion of the table shows the cumulative net losses and loss expense payments made in succeeding years for net losses incurred prior to the balance sheet date. For example, the 2002 column indicates that as of December 31, 2006 payments equal to $105.1 million of the currently reestimated ultimate liability for net losses and loss expenses of $119.8 million had been made.
     Amounts shown in the 2004 column of the table include information for Le Mars and Peninsula for all accident years prior to 2004.

	Year Ended December 31,
(in thousands)	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
Net liability at end of year for unpaid losses and loss expenses	$78,889	$80,256	$96,015	$99,234	$102,709	$114,544	$131,108	$138,896	$171,431	$173,009	$163,312
Net liability reestimated as of:
One year later	77,400	77,459	95,556	100,076	110,744	121,378	130,658	136,434	162,049	159,393
Two years later	73,438	76,613	95,315	103,943	112,140	120,548	128,562	130,030	152,292
Three years later	71,816	74,851	94,830	104,073	110,673	118,263	124,707	123,399
Four years later	69,378	73,456	94,354	101,880	108,766	114,885	119,817
Five years later	69,485	73,103	93,258	100,715	107,561	113,070
Six years later	69,949	72,706	92,818	100,479	106,950
Seven years later	69,415	72,319	92,400	99,968
Eight years later	69,279	72,421	92,064
Nine years later	69,310	72,344
Ten years later	69,233
Cumulative (excess) deficiency	$(9,656)	$(7,912)	$(3,951)	$734	$4,241	$(1,474)	$(11,291)	$(15,497)	$(19,139)	$(13,616)

Cumulative amount of liability paid through:
One year later	$27,229	$27,803	$37,427	$39,060	$43,053	$45,048	$46,268	$51,965	$67,229	$71,718
Two years later	41,532	46,954	57,347	60,622	67,689	70,077	74,693	81,183	102,658
Three years later	53,555	58,883	69,973	76,811	82,268	87,198	93,288	99,910
Four years later	59,995	65,898	78,757	85,453	92,127	97,450	105,143
Five years later	63,048	70,642	83,038	91,337	98,007	104,551
Six years later	65,595	72,801	85,935	94,420	101,664
Seven years later	66,976	74,444	87,600	96,823
Eight years later	67,974	75,372	89,320
Nine years later	68,596	76,326
Ten years later	69,415

	Year Ended December 31
	1998	1999	2000	2001	2002	2003	2004	2005	2006
	(in thousands)
Gross liability at end of year	$136,727	$144,180	$156,476	$179,840	$210,692	$217,914	$267,190	$265,730	$259,022
Reinsurance recoverable	40,712	44,946	53,767	65,296	79,584	79,018	95,759	92,721	95,710
Net liability at end of year	96,015	99,234	102,709	114,544	131,108	138,896	171,431	173,009	163,312
Gross reestimated liability – latest	130,027	156,925	173,297	190,996	208,444	211,299	243,951	243,238
Reestimated recoverable – latest	37,963	56,957	66,347	77,926	88,627	87,900	91,659	83,845
Net reestimated liability – latest	92,064	99,968	106,950	113,070	119,817	123,399	152,292	159,393
Gross cumulative deficiency (excess)	(6,700)	12,745	16,821	11,156	(2,248)	(6,615)	(23,239)	(22,492)

Technology
     Donegal Mutual owns the majority of the technology systems our insurance subsidiaries use. The technology systems consist primarily of an integrated central processing computer, a series of server-based computer networks and various communications systems that allow the home office of our insurance subsidiaries and their branch offices to utilize the same systems for the processing of business. Donegal Mutual maintains backup facilities and systems through a contract with a leading provider of computer disaster recovery sites, and tests these backup facilities and systems on a regular basis. Atlantic States and Southern bear their proportionate share of information services expenses based on their proportionate percentages of the total net written premiums of the Donegal Insurance Group. Le Mars and Peninsula use separate technology systems that perform similar functions.
     The business strategy of our insurance subsidiaries depends on the use, development and implementation of integrated technology systems. These systems enable our insurance subsidiaries to provide a high level of service to agents and policyholders by processing business in a timely and efficient manner, communicating and sharing data with agents, providing a variety of methods for the payment of premiums and allowing for the accumulation and analysis of information for the management of our insurance subsidiaries.
     We believe the availability and use of these technology systems has resulted in improved service to agents and customers and increased efficiencies in processing the business of our insurance subsidiaries and resulted in lower operating costs. Three key components of these integrated technology systems are the agency interface system, the WritePro® and WriteBiz® systems and an imaging system. The agency interface system provides our insurance subsidiaries with a high level of data sharing both to, and from, agents’ systems and also provides agents with an integrated means of processing new business. The WritePro® and WriteBiz® systems are fully automated underwriting and policy issuance systems that provide agents with the ability to generate underwritten quotes and automatically issue policies that meet the underwriting guidelines of our insurance subsidiaries with limited or no intervention by their personnel. The imaging system reduces the need to handle paper files, while providing greater access to the same information by a variety of personnel.
Third Party Reinsurance
     Atlantic States, Southern and Donegal Mutual purchase reinsurance on a combined basis. Le Mars and Peninsula have separate reinsurance programs that provide similar types of coverage and that are commensurate with their relative size and exposures. Our insurance subsidiaries use several different reinsurers, all of which, consistent with the requirements of our insurance subsidiaries, have an A.M. Best rating of A- (Excellent) or better or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A- rating.
     The external reinsurance Atlantic States, Southern and Donegal Mutual purchase includes:
•	“excess of loss reinsurance,” under which losses are automatically reinsured, through a series of contracts, over a set retention ($400,000 for 2006), and

•	“catastrophic reinsurance,” under which our insurance subsidiaries recover, through a series of contracts, 100% of an accumulation of many losses resulting from a single event, including natural disasters ($3.0 million retention for 2006).
     The amount of coverage provided under each of these types of reinsurance depends upon the amount, nature, size and location of the risk being reinsured.
     The principal third party reinsurance agreement of our insurance subsidiaries in 2006 was a multi-line per risk excess of loss treaty with Partner Reinsurance Company, Dorinco Reinsurance Company, Hannover Ruckversicherungs-AG, QBE Reinsurance Corporation and XL Reinsurance America, Inc. that provides 100% coverage up to $1.0 million for both property and liability losses.
     For property insurance, in 2006 our insurance subsidiaries also had excess of loss treaties that provided for additional coverage over the multi-line treaty up to $2.5 million per occurrence. For liability insurance, our insurance subsidiaries had excess of loss treaties that provided for additional coverage over the multi-line treaty up to $40.0 million per occurrence. For workers’ compensation insurance in 2006, our insurance subsidiaries had excess of loss treaties that provided for additional coverage over the multi-line treaty up to $5.0 million on any one life.
     Our insurance subsidiaries have property catastrophe coverage through a series of layered treaties up to aggregate losses of $80.0 million for Atlantic States, Southern and Donegal Mutual for any single event. This coverage is provided through as many as 26 reinsurers on any one treaty with no reinsurer taking more than 22.5% of the exposure under any one treaty.
     Our insurance subsidiaries purchase facultative reinsurance to cover exposures from property and casualty losses that exceed the limits provided by their respective treaty reinsurance.
Competition
     The property and casualty insurance industry is highly competitive on the basis of both price and service. Numerous companies compete for business in the geographic areas where our insurance subsidiaries operate, many of which are substantially larger and have greater financial resources than those of our insurance subsidiaries. In addition, because the insurance products of our insurance subsidiaries and those of Donegal Mutual are marketed exclusively through independent insurance agencies, most of which represent more than one insurance company, our insurance subsidiaries face competition within agencies as well as competition to retain qualified independent agents.
Investments
     Return on invested assets is an important element of the financial results of our insurance subsidiaries, and the investment strategy of our insurance subsidiaries is to generate an appropriate amount of after-tax income on invested assets while minimizing credit risk through investments in high-quality securities. As a result, our insurance subsidiaries seek to invest a high percentage of their assets in a diversified, highly rated and readily marketable group of fixed-maturity instruments. Their fixed-maturity portfolios consist of both taxable and tax-exempt securities. Our insurance subsidiaries maintain a portion of their portfolios in short-term securities, such as investments in commercial paper, to provide liquidity for the payment of claims and operation of their businesses. Our insurance subsidiaries maintain a small percentage (7% at December 31, 2006) of their portfolios in equity securities.
     At December 31, 2006, all debt securities held by our insurance subsidiaries had an investment-grade rating with the exception of a $250,000 unrated obligation. The investment portfolios of our insurance subsidiaries did not contain any mortgage loans or any non-performing assets at December 31, 2006.
     The following table shows the composition of the debt securities (at carrying value) in the investment portfolios of our insurance subsidiaries, excluding short-term investments, by rating as of December 31, 2006:

(dollars in thousands)	December 31, 2006
Rating(1)	Amount	Percent
U.S. Treasury and U.S. agency securities(2)	$168,933	33.7%
Aaa or AAA	268,188	53.6
Aa or AA	48,274	9.6
A	10,113	2.0
BBB	5,090	1.0
Not rated(3)	250	0.1

Total	$500,848	100.0%

(1)	Ratings assigned by Moody’s Investors Services, Inc. or Standard & Poor’s Corporation.

(2)	Includes mortgage-backed securities of $66,003,426.

(3)	Represents one unrated obligation of The Lancaster County Hospital Authority Mennonite Home Project that our insurance subsidiaries believe to be equivalent to investment grade securities with respect to repayment risk.
     Our insurance subsidiaries invest in both taxable and tax-exempt securities as part of their strategy to maximize after-tax income, and are currently increasing their investments in tax-exempt securities. This strategy considers, among other factors, the alternative minimum tax. Tax-exempt securities made up approximately 46.2%, 55.8% and 59.7% of the debt securities in the investment portfolios of our insurance subsidiaries at December 31, 2004, 2005 and 2006, respectively.
     The following table shows the classification of the investments of our insurance subsidiaries (at carrying value) at December 31, 2004, 2005 and 2006:

	December 31,
	2004		2005		2006
		Percent		Percent		Percent
		of		of		of
(dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Fixed maturities(1):
Held to maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$60,219	12.1%	$58,735	10.7%	$58,094	9.8%
Obligations of states and political subdivisions	76,652	15.4	84,656	15.5	83,283	14.1
Corporate securities	27,149	5.4	21,509	3.9	14,638	2.5
Mortgage-backed securities	18,554	3.7	15,282	2.8	13,163	2.2

Total held to maturity	182,574	36.6	180,182	32.9	169,178	28.6

Available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	74,917	15.0	50,859	9.3	44,836	7.6
Obligations of states and political subdivisions	112,446	22.5	180,571	33.0	215,518	36.5
Corporate securities	31,352	6.3	20,112	3.7	18,476	3.1
Mortgage-backed securities	8,042	1.6	43,555	7.9	52,840	8.9

Total available for sale	226,757	45.4	295,097	53.9	331,670	56.1

Total fixed maturities	409,331	82.0	475,279	86.8	500,848	84.7
Equity securities(2)	33,505	6.7	33,371	6.1	40,542	6.9
Investments in affiliates(3)	8,865	1.8	8,442	1.5	8,463	1.4
Short-term investments(4)	47,368	9.5	30,654	5.6	41,485	7.0

Total investments	$499,069	100.0%	$547,746	100.0%	$591,338	100.0%

(1)	Our insurance subsidiaries account for their investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting For Certain Investments in Debt and Equity Securities.” See Notes 1 and 5 to the Consolidated Financial Statements incorporated by reference herein. Fixed maturities classified as held to maturity are valued at amortized cost; those fixed maturities classified as available for sale are valued at fair value. Total fair value of fixed maturities classified as held to maturity was $184.7 million at December 31, 2004, $178.6 million at December 31, 2005 and $168.4 million at December 31, 2006. The amortized cost of fixed maturities classified as available for sale was $222.1 million at December 31, 2004, $295.1 million at December 31, 2005 and $330.4 million at December 31, 2006.

(2)	Equity securities are valued at fair value. Total cost of equity securities was $30.8 million at December 31, 2004, $29.0 million at December 31, 2005 and $33.5 million at December 31, 2006.

(3)	Investments in affiliates are valued at cost, adjusted for our share of earnings and losses of our affiliates as well as changes in equity of our affiliates due to unrealized gains and losses.

(4)	Short-term investments are valued at cost, which approximates market.
     The following table sets forth the maturities (at carrying value) in fixed maturity and short-term investment portfolios of our insurance subsidiaries at December 31, 2004, December 31, 2005 and December 31, 2006:

	December 31,
	2004		2005		2006
		Percent		Percent		Percent
		of		of		of
(dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Due in(1):
One year or less	$61,837	13.5%	$55,717	11.0%	$72,966	13.5%
Over one year through three years	67,440	14.8	60,852	12.0	68,468	12.6
Over three years through five years	88,910	19.5	59,006	11.7	43,453	8.0
Over five years through ten years	74,853	16.4	136,344	26.9	171,579	31.6
Over ten years through fifteen years	131,669	28.8	131,355	26.0	113,714	20.9
Over fifteen years	5,395	1.2	3,821	0.8	6,150	1.2
Mortgage-backed securities	26,596	5.8	58,838	11.6	66,003	12.2

	$456,700	100.0%	$505,933	100.0%	$542,333	100.0%

(1)	Based on stated maturity dates with no prepayment assumptions. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
     As shown above, our insurance subsidiaries held investments in mortgage-backed securities having a carrying value of $66.0 million at December 31, 2006. The mortgage-backed securities consist primarily of investments in governmental agency balloon pools with stated maturities between two and 25 years. The stated maturities of these investments limit the exposure of our insurance subsidiaries to extension risk should interest rates rise and prepayments decline. Our insurance subsidiaries perform an analysis of the underlying loans when evaluating a mortgage-backed security for purchase, and they select those securities that they believe will provide a return that properly reflects the prepayment risk associated with the underlying loans.
     The investment results of our insurance subsidiaries for the years ended December 31, 2004, 2005 and 2006 are shown in the following table:

	Year Ended December 31,
(dollars in thousands)	2004	2005	2006
Invested assets(1)	$460,173	$523,408	$569,542
Investment income(2)	15,907	18,472	21,320
Average yield	3.5%	3.5%	3.7%

(1)	Average of the aggregate invested amounts at the beginning and end of the period.

(2)	Investment income is net of investment expenses and does not include realized investment gains or losses or provision for income taxes.
A.M. Best Rating
     Currently, the A.M. Best rating of our insurance subsidiaries and Donegal Mutual is A (Excellent), based upon their respective current financial condition and historical statutory results of operations and retrocessional agreements. We believe that the A.M. Best rating of Donegal Mutual and our insurance subsidiaries is an important factor in their marketing of their products to their agents and customers. A.M. Best’s ratings are industry ratings based on a comparative analysis of the financial condition and operating performance of insurance companies. A.M. Best’s classifications are A++ and A+ (Superior), A and A- (Excellent), B++ and B+ (Very Good), B and B- (Good), C++ and C+ (Fair), C and C- (Marginal), D (Below Minimum Standards) and E and F (Liquidation). A.M. Best’s ratings are based upon factors relevant to the payment of claims of policyholders and are not directed toward the protection of investors in insurance companies. According to A.M. Best, the “Excellent” rating that Donegal Insurance Group maintains is assigned to those companies that, in A.M. Best’s opinion, have an excellent ability to meet their ongoing obligations to policyholders.
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

     In addition to state-imposed insurance laws and regulations, the National Association of Insurance Commissioners (“NAIC”) has established a risk-based capital system for assessing the adequacy of statutory capital and surplus that augments the states’ current fixed dollar minimum capital requirements for insurance companies. At December 31, 2006, our insurance subsidiaries and Donegal Mutual each exceeded the minimum levels of statutory capital required by the risk-based capital rules. There can be no assurance that the statutory capital requirements applicable to our insurance subsidiaries or Donegal Mutual will not increase in the future.
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
     The Pennsylvania Insurance Holding Companies Act, which generally applies to us and our insurance subsidiaries, requires that all transactions within a holding company system to which an insurer is a party must be fair and reasonable and that any charges or fees for services performed must be reasonable. Any management agreement, service agreement, cost sharing arrangement and reinsurance agreement must be filed with the Pennsylvania Insurance Department (the “Department”) and is subject to Department review. The pooling agreement between Donegal Mutual and Atlantic States and the reinsurance agreements between Donegal Mutual and our insurance subsidiaries were filed with the Department.
     Approval of the applicable insurance commissioner is also required prior to consummation of transactions affecting the control of an insurer. In virtually all states, including Pennsylvania, Iowa, Maryland and Virginia where our insurance subsidiaries are domiciled, the acquisition of 10% or more of the outstanding capital stock of an insurer or its holding company creates a rebuttable presumption of a change in control. Pursuant to an order issued in April 2003, the Department approved Donegal Mutual’s ownership of up to 70% of our outstanding Class A common stock and up to 100% of our outstanding Class B common stock. Insurance holding company laws also require notice to the applicable insurance commissioner of certain material transactions between an insurer and any person in its holding company system and, in some states, certain of such transactions cannot be consummated without the prior approval of the applicable insurance commissioner.
     Our insurance subsidiaries are required to participate in involuntary insurance programs for automobile insurance, as well as other property and casualty insurance lines, in states in which they operate. These programs include joint underwriting associations, assigned risk plans, fair access to insurance requirements (FAIR) plans, reinsurance facilities, windstorm and tornado plans. Legislation establishing these programs requires all companies that write lines covered by these programs to provide coverage, either directly or through reinsurance, for insureds who cannot obtain insurance in the voluntary market. The legislation creating these programs usually allocates a pro rata portion of risks attributable to such insureds to each company on the basis of direct premiums written or the number of automobiles insured in the particular state. Generally, state law requires participation in such programs as a condition to doing business. The loss ratio on insurance written under involuntary programs has traditionally been greater than the loss ratio on insurance written in the voluntary market.
     Our insurance subsidiaries are restricted by the insurance laws of their respective states of domicile as to the amount of dividends or other distributions they may pay to us without the prior approval of the respective state regulatory authorities. Generally, the maximum amount that may be paid by an insurance subsidiary during any year after notice to, but without prior approval of, the insurance commissioners of these states is limited to a stated percentage of that subsidiary’s statutory capital and surplus as of the end of the preceding year or the net income excluding realized capital gains of the subsidiary for the preceding year. As of December 31, 2006, the amount of dividends our insurance subsidiaries could pay us during 2007, without the prior approval of the various insurance commissioners, was:

Name of Insurance Subsidiary	Ordinary Dividend Amount
Atlantic States Insurance Company	$ 26.7 million
Southern Insurance Company of Virginia	5.9 million
Le Mars Insurance Company	2.5 million
Peninsula Insurance Group	3.3 million
Donegal Mutual
     Donegal Mutual was organized in 1889. At December 31, 2006, Donegal Mutual had admitted assets of $296.5 million and policyholders’ surplus of $136.1 million. At

December 31, 2006, Donegal Mutual had debt of $5.0 million and, of its total liabilities of $160.4 million, reserves for net losses and loss expenses accounted for $58.9 million and unearned premiums accounted for $40.8 million. Of Donegal Mutual’s investment portfolio of $216.0 million at December 31, 2006, investment-grade bonds accounted for $54.8 million and mortgages accounted for $3.7 million. At December 31, 2006, Donegal Mutual owned 8,132,884 shares, or approximately 41%, of our Class A common stock, which were carried on Donegal Mutual’s books at $93.1 million, and 3,851,226 shares, or approximately 69%, of our Class B common stock, which were carried on Donegal Mutual’s books at $44.1 million. The foregoing financial information is presented on the statutory basis of accounting required by the NAIC Accounting Practices and Procedures Manual. Donegal Mutual does not, nor is it required to, prepare financial statements in accordance with GAAP.
Donegal Financial Services Corporation
     Because of our and Donegal Mutual’s ownership of DFSC, both we and Donegal Mutual are regulated as unitary savings and loan holding companies. As such, we and Donegal Mutual are subject to regulation by the Office of Thrift Supervision, or the OTS, under the holding company provisions of the federal Home Owners’ Loan Act, or HOLA. As a federally chartered and insured stock savings association, Province Bank is subject to regulation and supervision by the OTS, which is the primary federal regulator of savings banks, and by the Federal Deposit Insurance Corporation, in its role as federal deposit insurer. The primary purpose of the statutory and regulatory scheme is to protect depositors, the financial institutions and the financial system as a whole rather than the shareholders of financial institutions or their holding companies.
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
Cautionary Statement Regarding Forward-Looking Statements
     This annual report and the documents incorporated by reference into this annual report contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include certain discussions relating to underwriting, premium and investment income volume, business strategies, reserves, profitability and business relationships and our other business activities during 2006 and beyond. In some cases, you can identify forward-looking statements by terms such as “may,”

“will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “objective,” “project,” “predict,” “potential,” “goal” and similar expressions. These forward-looking statements reflect our current views about future events, are based on our current assumptions and are subject to known and unknown risks and uncertainties that may cause our results, performance or achievements to differ materially from those anticipated in or implied by those statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict. Such factors may include those described under “Risk Factors.” The forward-looking statements contained in this annual report reflect our views and assumptions only as of the date of this annual report. Except as required by law, we do not intend to, and assume no responsibility for, updating any forward-looking statements. We qualify all of our forward-looking statements by these cautionary statements.
Available Information
     Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and our other filings pursuant to the Securities Exchange Act of 1934, or Exchange Act, are available without charge on our website, www.donegalgroup.com, as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission, or SEC. Our Code of Business Conduct and Ethics, and the charters of our Audit Committee and our Nominating Committee are available on our website. Upon request to our Corporate Secretary, printed copies are also available. We are providing the address to our Internet site solely for the information of investors. We do not intend the reference to our website address to be an active link or to otherwise incorporate the contents of the website into this annual report.
Item 1A. Risk Factors.
Risk Factors
     Risks Relating to Us and Our Business
     Donegal Mutual is our controlling stockholder, and it and its directors and executive officers must resolve potential conflicts of interest between the best interests of our stockholders and the best interests of the policyholders of Donegal Mutual.
     Donegal Mutual controls the election of all of the members of our board of directors. Four of the nine members of our board of directors are also directors of Donegal Mutual. We and Donegal Mutual have the same executive officers. These common directors and executive officers have a fiduciary duty to our stockholders and also have a fiduciary duty to the policyholders of Donegal Mutual. Among the potential conflicts of interest that arise from these separate fiduciary duties are:

•	We and Donegal Mutual periodically review the percentage participation of Atlantic States and Donegal Mutual in an underwriting pool that they have maintained since 1986;

•	Our insurance subsidiaries and Donegal Mutual must annually establish the terms of certain reinsurance agreements between them;

•	We and Donegal Mutual must periodically allocate certain shared expenses among Donegal Mutual, us and our insurance subsidiaries in accordance with various inter-company expense-sharing agreements; and

•	Our insurance subsidiaries may enter into other transactions or contractual relationships with Donegal Mutual.
     Donegal Mutual has the power to determine the outcome of all matters submitted to our stockholders for approval.
     Each share of our Class A common stock is entitled to one-tenth of a vote per share and generally can vote as a separate class only on matters that would affect the rights of holders of our Class A common stock. Donegal Mutual has the right to vote approximately 62.4% of the aggregate voting power of our Class A common stock and our Class B common stock, and has sufficient voting control to:
•	elect all of the members of our board of directors, who determine our management and policies; and

•	control the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers or other acquisition proposals and the sale of all or substantially all of our assets.
     The interests of Donegal Mutual in maintaining its majority control of us may have an adverse effect on the price of our Class A common stock and our Class B common stock because of the absence of any potential “takeover” premium and may be inconsistent with the interests of our stockholders other than Donegal Mutual.
     Donegal Mutual’s voting control of us, certain provisions of our certificate of incorporation and by-laws and certain provisions of Delaware law make it unlikely that anyone could acquire control of us unless Donegal Mutual were in favor of the change of control.
     Donegal Mutual’s voting control of us, certain anti-takeover provisions in our certificate of incorporation and by-laws and certain provisions of the Delaware General Corporation Law, or DGCL, could delay or prevent the removal of members of our board of directors and could make more difficult or more expensive a merger, tender offer or proxy contest involving us to succeed, even if such events were in the best interests of our stockholders other than Donegal Mutual. These factors could also discourage a third party from attempting to acquire control of us. In particular, our certificate of incorporation and by-laws include the following anti-takeover provisions:
•	our board of directors is classified into three classes, so that stockholders elect only one-third of the members of our board of directors each year;

•	stockholders may remove our directors only for cause;

•	stockholders may not take action except at an annual or special meeting of stockholders;

•	the request of stockholders holding at least 20% of the voting power of our Class A common stock and our Class B common stock is required to call a special meeting of stockholders;

•	stockholders are required to provide advance notice to us to nominate candidates for election to our board of directors or to make a stockholder proposal at a stockholders’ meeting;

•	cumulative voting rights are not available in the election of directors;

•	pre-emptive rights are not available in connection with the issuance of securities by us; and

•	our board of directors is permitted to issue, without stockholder approval unless otherwise required by law, preferred stock with such terms as our board of directors may determine.
     Moreover, the DGCL contains certain provisions that prohibit certain business combination transactions with an interested stockholder under certain circumstances.
     We have authorized preferred stock that we could issue to make it more difficult for a third party to acquire us.
     We have authorized 2,000,000 shares of series preferred stock that we could issue without further stockholder approval and upon such terms and conditions, and having such rights, privileges and preferences, as our board of directors may determine and that may make it difficult for a third party to acquire control of us.
     Because we are an insurance holding company, no person can acquire a 10% or greater interest in us without first obtaining approval of the insurance commissioners of the states of domicile of our insurance subsidiaries.

     We own insurance subsidiaries that are domiciled in the states of Pennsylvania, Maryland, Virginia and Iowa. The insurance laws of each of these states provide that no person can acquire a 10% or greater interest in us without first filing specified information with the insurance commissioner of that state and obtaining the prior approval of the proposed acquisition of a 10% or greater interest in us by the state insurance commissioner based on statutory standards designed to protect the safety and soundness of the insurance subsidiary.
     Our insurance subsidiaries currently conduct business in a limited number of states, with a concentration of business in Pennsylvania, Maryland and Virginia. Any single catastrophe occurrence or other condition affecting losses in these states could adversely affect their results of operations.
     Our insurance subsidiaries conduct business in states located primarily in the Mid-Atlantic, Midwestern and Southeastern portions of the United States. A substantial portion of their business is private passenger and commercial automobile, homeowners and workers’ compensation insurance in Pennsylvania, Maryland and Virginia. While our insurance subsidiaries actively manage their exposure to catastrophes through their underwriting process and the purchase of reinsurance, a single catastrophe occurrence, destructive weather pattern, general economic trend, terrorist attack, regulatory development or other condition affecting one or more of the states in which our insurance subsidiaries conduct substantial business could materially adversely affect their business, financial condition and results of operations. Common catastrophic events include hurricanes, earthquakes, tornadoes, wind and hail storms, fires, explosions and severe winter storms.
     The business, financial condition and results of operations of our insurance subsidiaries may be adversely affected if the independent agents who market the products of our insurance subsidiaries do not maintain their current levels of premium writing, fail to comply with established underwriting guidelines or otherwise inappropriately market the products of our insurance subsidiaries .
     Our insurance subsidiaries market their insurance products solely through a network of approximately 2,000 independent insurance agencies. This agency force is one of the most important components of the competitive profile of our insurance subsidiaries. As a result, our insurance subsidiaries are materially dependent upon their independent agents, each of whom has the authority to bind our insurance subsidiaries to insurance contracts. To the extent that our independent agents’ marketing efforts cannot be maintained at their current levels of volume and quality or they bind our insurance subsidiaries to unacceptable insurance risks, fail to comply with the established underwriting guidelines of our insurance subsidiaries or otherwise inappropriately market the products of our insurance subsidiaries, the business, financial condition and results of operations of our insurance subsidiaries will suffer.

     The business of our insurance subsidiaries may not continue to grow and may be materially adversely affected if they cannot retain existing, and attract new, independent agents or if insurance consumers increase their use of other insurance delivery systems.
     The continued growth of the business of our insurance subsidiaries will depend materially upon their ability to retain existing, and attract new, independent agents. If independent agents find it easier to do business with the competitors of our insurance subsidiaries, our insurance subsidiaries could find it difficult to retain their existing business or attract new business. While our insurance subsidiaries believe they maintain good relationships with their independent agents, our insurance subsidiaries cannot be certain that these independent agents will continue to sell the products of our insurance subsidiaries to the consumers these independent agents represent. Some of the factors that could adversely affect the ability of our insurance subsidiaries to retain existing, and attract new, independent agents include:
•	the significant competition to attract independent agents;

•	the intense and time-consuming process to select a new independent agent;

•	the stringent criteria of our insurance subsidiaries which require that independent agents adhere to consistent underwriting standards; and

•	the ability of our insurance subsidiaries to pay competitive and attractive commissions, bonuses and other incentives to independent agents.
     While our insurance subsidiaries sell insurance solely through their network of independent agencies, many competitors of our insurance subsidiaries sell insurance through a variety of delivery methods, including independent agencies, captive agencies, the Internet and direct sales. To the extent that the policyholders represented by the independent agents of our insurance subsidiaries change their delivery system preference, the business, financial condition and results of operations of our insurance subsidiaries may be adversely affected.
     We are dependent on dividends from our insurance subsidiaries for the payment of our operating expenses, our debt service and dividends to stockholders; however, our insurance subsidiaries may be unable to pay dividends to us.
     As a holding company, we rely primarily on dividends from our insurance subsidiaries as a source of funds to meet our corporate obligations. Payment of dividends by our insurance subsidiaries is subject to regulatory restrictions and depends on the surplus of our subsidiaries. From time to time, the NAIC and various state insurance regulators consider modifying the method of determining the amount of dividends that may be paid by an insurance company without prior regulatory approval. The maximum amount of ordinary dividends that our insurance subsidiaries can pay to us in 2007 without prior regulatory approval is approximately $38.4 million. In addition, state insurance regulators have broad discretion to limit the payment of dividends by our insurance subsidiaries in the future. The ability of our insurance subsidiaries to pay dividends to us may be further constrained by business and regulatory considerations, such as the impact of dividends on surplus that could affect the ratings, competitive position and the amount of premiums that our insurance subsidiaries can write as well as their ability to pay future dividends.
     If the A.M. Best rating assigned to Donegal Mutual or our insurance subsidiaries is significantly downgraded, their competitive position would be adversely affected.
     Industry ratings are a factor in establishing the competitive position of insurance companies. Our insurance subsidiaries and Donegal Mutual are rated by A.M. Best, an industry-accepted source of insurance company financial strength ratings. A.M. Best ratings are specifically designed to provide an independent opinion of an insurance company’s financial health and its ability to meet its obligations to policyholders. We believe that the financial strength rating of A.M. Best is material to the operations of Donegal Mutual and our insurance subsidiaries. Currently, Donegal Mutual and our insurance subsidiaries each have an A (Excellent) rating from A.M. Best. If Donegal Mutual or any of our insurance subsidiaries were to be downgraded by A.M. Best, it would adversely affect the competitive position of our insurance subsidiaries and make it more difficult for them to market their products and retain their existing policyholders.
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
     If we cannot obtain sufficient capital to fund the organic growth of our insurance subsidiaries and make acquisitions, we may not be able to expand our business.

     Our strategy is to expand our business through the organic growth of our insurance subsidiaries and through our strategic acquisitions of regional insurance companies. Our insurance subsidiaries will require additional capital in the future to support this objective. If we are unable to obtain sufficient capital on satisfactory terms and conditions, we may not be able to expand the business of our insurance subsidiaries or make future acquisitions. Our ability to obtain additional financing will depend on a number of factors, many of which are beyond our control. For example, we may not be able to obtain additional financing because our insurance subsidiaries may already have substantial debt at the time or because we do not have sufficient cash flow to service or repay our existing or additional debt. In addition, any equity capital we obtain in the future could be dilutive to our existing stockholders.
     Many of the competitors of our insurance subsidiaries are financially stronger than our insurance subsidiaries are and these competitors may be able to offer lower-priced products our insurance subsidiaries may be unable to match.
     The property and casualty insurance industry is intensely competitive. Competition is based on many factors, including the perceived financial strength of the insurer, premiums charged, policy terms and conditions, policyholder service, reputation and experience. Our insurance subsidiaries compete with many regional and national property and casualty insurance companies, including direct sellers of insurance products, insurers having their own agency organizations and other insurers represented by independent agents. Many of these insurers are better capitalized than our insurance subsidiaries, have substantially greater financial, technical and operating resources than our insurance subsidiaries and have equal or higher ratings from A.M. Best. In addition, competition may become increasingly better capitalized in the future as the traditional barriers between insurance companies, banks and other financial institutions erode and as the property and casualty insurance industry continues to consolidate.
     The greater capitalization of many of the competitors of our insurance subsidiaries enables them to operate with lower profit margins and, therefore, allows them to market their products more aggressively, take advantage more quickly of new marketing opportunities and offer lower premium rates. Our insurance subsidiaries may not be able to maintain their current competitive position in the markets in which they operate if their competitors offer prices on products that are lower than the prices our insurance subsidiaries can offer. Moreover, if these competitors lower the price of their products and our insurance subsidiaries meet their pricing, the profit margins and revenues of our insurance subsidiaries may be reduced and their ratios of claims and expenses to premiums may increase, which may materially adversely affect the financial condition and results of operations of our insurance subsidiaries.
     Because the investment portfolios of our insurance subsidiaries are made up primarily of fixed-income securities, their investment income and the fair value of their investment portfolios could suffer as a result of a number of factors.

     Our insurance subsidiaries invest the premiums they receive from their policyholders and maintain investment portfolios that consist primarily of fixed-income securities. The management of these investment portfolios is an important component of their profitability because a significant portion of the operating income of our insurance subsidiaries is generated from the income they receive on their invested assets. The quality and/or yield of their portfolios may be affected by a number of factors, including the general economic and business environment, changes in the credit quality of the issuers of the fixed-income securities our insurance subsidiaries own, changes in market conditions and regulatory changes. The fixed-income securities our insurance subsidiaries own are issued primarily by domestic entities and are backed either by the credit or collateral of the underlying issuer. Factors such as an economic downturn, a regulatory change pertaining to a particular issuer’s industry, a significant deterioration in the cash flows of the issuer or a change in the issuer’s marketplace may adversely affect the ability of our insurance subsidiaries to collect principal and interest from the issuer.
     The investments of our insurance subsidiaries are also subject to risk resulting from interest rate fluctuations. Increasing interest rates or a widening in the spread between interest rates available on United States Treasury securities and corporate debt or asset-backed securities, for example, will typically have an adverse impact on the market values of fixed-rate securities. If interest rates decline, our insurance subsidiaries would generally achieve a lower overall rate of return on investments of cash generated from their operations. In addition, in the event that investments are called or mature in a declining interest rate environment, our insurance subsidiaries may be unable to reinvest the proceeds in securities with comparable interest rates. Changes in interest rates may reduce both the profitability and the return on the invested capital of our insurance subsidiaries.
     Our insurance subsidiaries are dependent on key personnel, and the loss of any member of their senior management could negatively affect the implementation of their business strategy and achievement of their growth objectives.
     The loss of, or failure to attract, key personnel could significantly impede the financial plans, growth, marketing and other objectives of our insurance subsidiaries. Their success depends to a substantial extent on the ability and experience of their senior management. Our insurance subsidiaries believe that their future success will depend in large part on their ability to attract and retain additional skilled and qualified personnel and to expand, train and manage their employees. Our insurance subsidiaries may not be successful in doing so, because the competition for experienced personnel in the insurance industry is intense. Our insurance subsidiaries do not have employment agreements with their key personnel.
     Recently enacted changes in securities laws and regulations are likely to increase our costs.
     The Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, has resulted in changes in our corporate governance, public disclosure and compliance practices. Sarbanes-Oxley also required that the SEC promulgate new rules on a variety of corporate governance and disclosure subjects. In addition to these rules, NASDAQ has adopted revisions to its requirements for companies listed on NASDAQ, like us. These developments have resulted, and are expected to continue to result, in increased legal and financial compliance costs.
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
     The reinsurance agreements on which our insurance subsidiaries rely do not relieve our insurance subsidiaries from liability to their policyholders, and our insurance subsidiaries face a risk of non-payment from their reinsurers and the non-availability of reinsurance in the future.
     Our insurance subsidiaries rely on reinsurance agreements to limit their maximum net loss from large single risks or risks in concentrated areas, and to increase their capacity to write insurance. Although the reinsurance our insurance subsidiaries maintain provides that the reinsurer is liable to them, the reinsurance does not relieve our insurance subsidiaries from liability to their policyholders. To the extent that a reinsurer may be unable to pay losses for which it is liable to our insurance subsidiaries under the terms of its reinsurance agreement with them, our insurance subsidiaries remain liable for such losses. As of December 31, 2006, our insurance subsidiaries had approximately $41.4 million of reinsurance receivables from third-party reinsurers relating to paid and unpaid losses. The insolvency or inability of these reinsurers to make timely payments to our insurance subsidiaries under the terms of their reinsurance agreements would adversely affect their results of operations.
     In addition, our insurance subsidiaries face a risk of the non-availability of reinsurance or an increase in reinsurance costs that could adversely affect their ability to write business or their results of operations. Market conditions beyond the control of our insurance subsidiaries, such as the amount of surplus in the reinsurance market and natural and man-made catastrophes, affect the availability and cost of the reinsurance our insurance subsidiaries purchase. If our insurance subsidiaries were unable to maintain their current level of reinsurance or purchase new reinsurance protection in amounts that our insurance subsidiaries consider sufficient, our insurance subsidiaries would either have to be willing to accept an increase in their net risk retention or reduce their insurance writings, and their business, financial condition and results of operations could be adversely affected.
Risks Relating to the Property and Casualty Insurance Industry
     Our insurance subsidiaries face significant exposure to terrorism.

     As a result of the September 11, 2001 terrorist attacks, the insurance industry has been compelled to re-examine policy terms and conditions and to address the potential for future threats of terrorist attacks and resulting losses. The personal and commercial property and casualty insurance policies of our insurance subsidiaries are not priced to cover the risk of terrorist attacks and losses such as those suffered in the World Trade Center terrorist attack. Therefore, our insurance subsidiaries have exposure to terrorism under the lines of insurance products that they offer. The Terrorism Risk Insurance Extension Act of 2005, or “TRIA,” may reduce the impact of future losses as a result of terrorism in connection with commercial insurance products our insurance subsidiaries offer; however, because of the uncertainty regarding the application of TRIA, the amount of losses our insurance subsidiaries may be required to retain as a result of terrorism may result in a material adverse effect on their business, financial condition and results of operations. TRIA now has an expiration date of December 31, 2008, and will not provide coverage beyond that time unless it is extended. While TRIA includes higher retention levels for insurers in 2007, the program’s expiration at the end of 2008 will result in an increase in insurers’ loss retention in 2009. TRIA does not cover the personal insurance products our insurance subsidiaries offer, and state regulators have not approved exclusions for acts of terrorism in the personal insurance products offered by our insurance subsidiaries. Therefore, our insurance subsidiaries could incur large unexpected losses from the personal insurance policies that they issue, which could have a material adverse effect on their business, financial condition and results of operations.
     Industry trends, such as increased litigation against the insurance industry and individual insurers, the willingness of courts to expand covered causes of loss, rising jury awards, increasing medical costs and the escalation of loss severity may contribute to increased costs and to the deterioration of the reserves of our insurance subsidiaries.
     Loss severity in the property and casualty insurance industry has continued to increase in recent years, principally driven by larger court judgments and increasing medical costs. In addition, many legal actions and proceedings have been brought on behalf of classes of complainants, which can increase the size of judgments. The propensity of policyholders and third party claimants to litigate and the willingness of courts to expand causes of loss and the size of awards may render the loss reserves of our insurance subsidiaries inadequate for current and future losses.
     Loss or significant restriction of the use of credit scoring in the pricing and underwriting of the personal lines insurance products of our insurance subsidiaries could reduce their future profitability.
     Our insurance subsidiaries use credit scoring as a factor in making risk selection and pricing decisions where allowed by state law for personal lines insurance products. Recently, some consumer groups and regulators have questioned whether the use of credit scoring unfairly discriminates against people with low incomes, minority groups and the elderly. These consumer groups and regulators are calling for the prohibition or restriction on the use of credit scoring in underwriting and pricing. Laws or regulations enacted in a number of states that significantly curtail the use of credit scoring in the underwriting process could reduce the future profitability of our insurance subsidiaries.
     Changes in applicable insurance laws or regulations or changes in the way regulators administer those laws or regulations could materially adversely change the operating environment of our insurance subsidiaries and increase their exposure to loss or put them at a competitive disadvantage.
     Property and casualty insurers are subject to extensive supervision in the states in which they do business. This regulatory oversight includes, by way of example, matters relating to licensing and examination, rate setting, market conduct, policy forms, limitations on the nature and amount of certain investments, claims practices, mandated participation in involuntary markets and guaranty funds, reserve adequacy, insurer solvency, transactions between affiliates, the amount of dividends that may be paid and restrictions on underwriting standards. Such regulation and supervision are primarily for the benefit and protection of policyholders and not for the benefit of stockholders. For instance, our insurance subsidiaries are subject to involuntary participation in specified markets in various states in which they operate, and the rate levels our insurance subsidiaries are permitted to charge do not always correspond with the underlying costs associated with the coverage our insurance subsidiaries have issued.
     The NAIC and state insurance regulators are re-examining existing laws and regulations, specifically focusing on insurance company investments, issues relating to the solvency of insurance companies, risk-based capital guidelines, restrictions on terms and conditions included in insurance policies, certain methods of accounting, reserves for unearned premiums, losses and other purposes, interpretations of existing laws and the development of new laws. Changes in state laws and regulations, as well as changes in the way state regulators view related party transactions in particular, could materially change the operating environment of our insurance subsidiaries and have an adverse effect on their business.
     The state insurance regulatory framework recently has come under increased federal scrutiny. Congress is considering legislation that would create an optional federal charter for insurers. Federal chartering has the potential to create an uneven playing field for insurers by subjecting federally-chartered and state-chartered insurers to different regulatory requirements. Federal chartering also raises the specter of a matrix of regulation and costly duplicative, or conflicting, federal and state requirements. In addition, if federal legislation repeals the partial exemption for the insurance industry from federal antitrust laws, it would make it extremely difficult for insurers to compile and share loss data and predict future loss costs, which is an important part of cost-based pricing for insurers. If the ability to collect this data were removed, then the predictability of future loss costs, and hence, the reliability of the pricing of our insurance subsidiaries, would be greatly undermined.

     If certain state regulators, legislators and special interest groups are successful in attempts to reduce, freeze or set rates for insurance policies, especially automobile policies, at levels that do not, in our management’s view, correspond with underlying costs, the results of operations of our insurance subsidiaries will be adversely affected.
     From time to time, the automobile insurance industry in particular has been under pressure from certain state regulators, legislators and special interest groups to reduce, freeze or set rates at levels that do not, in the view of our management, correspond with underlying costs, including initiatives to roll back automobile and other personal lines rates. This activity may in the future adversely affect the profitability of the automobile lines of business offered by our insurance subsidiaries in various states because increasing costs of litigation and medical treatment, combined with rising automobile repair costs, continue to increase the cost of providing automobile insurance coverage that our insurance subsidiaries may not be able to offset by increasing the rates for their automobile insurance products. Adverse legislative and regulatory activity constraining the ability of our insurance subsidiaries to price automobile insurance coverage adequately may occur in the future. The impact of the automobile insurance regulatory environment on the results of operations of our insurance subsidiaries in the future is not predictable.
     Our insurance subsidiaries are subject to assessments, based on their market share in a given line of business, to assist in the payment of unpaid claims and related costs of insolvent insurance companies; these assessments could significantly affect the financial condition of our insurance subsidiaries.
     Our insurance subsidiaries are obligated to pay assessments under the guaranty fund laws of the various states in which they are licensed. Generally, under these laws, our insurance subsidiaries are subject to assessment, depending upon their market share of a given line of insurance business, to assist in the payment of unpaid claims and related costs of insolvent insurance companies in those states. The number and magnitude of future insurance company failures in the states in which our insurance subsidiaries conduct business cannot be predicted, but future assessments could significantly affect the business, financial condition and results of operations of our insurance subsidiaries.
     Our insurance subsidiaries must establish premium rates and loss and loss expense reserves from forecasts of the ultimate costs expected to arise from risks underwritten during the policy period, and the profitability of our insurance subsidiaries could be adversely affected to the extent their premium rates or reserves are too low.
     One of the distinguishing features of the property and casualty insurance industry is that its products are priced before its costs are known, as premium rates are generally determined before losses are reported. Accordingly, our insurance subsidiaries must establish premium rates from forecasts of the ultimate costs they expect to arise from risks they have underwritten during the policy period, and their premium rates may not be adequate to cover the ultimate losses incurred. Further, our insurance subsidiaries must establish reserves for losses and loss expenses based upon estimates involving actuarial and statistical projections at a given time of what our insurance subsidiaries expect their ultimate liability to be, and it is possible that their ultimate liability will exceed these estimates because of the future development of known losses, the existence of losses that have occurred but are currently unreported and larger than historical settlements on pending and unreported claims. The process of estimating reserves is inherently judgmental and can be influenced by factors that are subject to variation. If the premium rates or reserves our insurance subsidiaries establish are not sufficient, their business, financial condition and results of operations may be adversely impacted.
     The cyclical nature of the property and casualty insurance industry may reduce the revenues and profit margins of our insurance subsidiaries.
     The property and casualty insurance industry is highly cyclical, and individual lines of business experience their own cycles within the overall insurance industry cycle. Premium rate levels are related to the availability of insurance coverage, which varies according to the level of surplus in the insurance industry. The level of surplus in the industry varies with returns on invested capital and regulatory barriers to withdrawal of surplus. Increases in surplus have generally been accompanied by increased price competition among property and casualty insurers. If our insurance subsidiaries find it necessary to reduce premiums or limit premium increases due to these competitive pressures on pricing, our insurance subsidiaries may experience a reduction in their profit margins and revenues, an increase in their ratios of losses and expenses to premiums and, therefore, lower profitability.
Risks Relating to Our Class A Common Stock
     The price of our Class A common stock may be adversely affected by its low trading volume.
     Our Class A common stock has limited trading liquidity. Reported average daily trading volume in our Class A common stock for the year ended December 31, 2006 was approximately 37,000 shares. This limited trading liquidity subjects our shares of Class A common stock to greater price volatility.
     The market price of our Class A common stock may be adversely affected by future sales of a substantial number of shares of our Class A common stock or Class B common stock or the availability of such shares for sale.
     The sale, or the availability for sale, of a significant number of shares of our Class A common stock or Class B common stock could adversely affect the prevailing market prices of our Class A common stock and could impair our ability to raise capital through future sales of our equity securities. As of February 26, 2007, we had outstanding 19,715,101 shares of our Class A common stock and 5,576,775 shares of our Class B common stock. Apart from the shares held by Donegal Mutual, all of our outstanding shares of Class A common stock and Class B common stock are freely tradeable without restrictions under the Securities Act. Sales of a substantial number of shares of our Class A common stock or Class B common stock by Donegal Mutual could cause the price of our Class A common stock to fall.
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
     In addition, we have authorized 2,000,000 shares of series preferred stock that we could issue without further stockholder approval and upon such terms and conditions, and having such rights, privileges and preferences, as our board of directors may determine and that may make it difficult for a third party to acquire control of us. We have no current plans to issue any preferred stock. Moreover, the DGCL contains certain provisions that prohibit certain business combination transactions under certain circumstances. In addition, state insurance laws and regulations generally prohibit any person from acquiring a 10% or greater interest in an insurance company without the prior approval of the state insurance commissioner of the state where the insurer is domiciled.
Item 1B. Unresolved Staff Comments.
     No written comments made by the SEC staff regarding our filings under the Exchange Act remain unresolved.
Item 2. Properties.
     We and our insurance subsidiaries share headquarters with Donegal Mutual in a building in Marietta, Pennsylvania owned by Donegal Mutual. Donegal Mutual charges us and our insurance subsidiaries for an appropriate portion of the building expenses under an inter-company allocation agreement. The Marietta headquarters has approximately 172,600 square feet of office space. Southern owns a facility of approximately 10,000 square feet in Glen Allen, Virginia. Le Mars owns a facility of approximately 25,500 square feet in Le Mars,

Iowa and Peninsula owns a facility of approximately 14,600 square feet in Salisbury, Maryland.
Item 3. Legal Proceedings.
     Our insurance subsidiaries are a party to numerous lawsuits arising in the ordinary course of their insurance business. We believe that the resolution of these lawsuits will not have a material adverse effect on the financial condition or results of operations of our insurance subsidiaries.
Item 4. Submission of Matters to a Vote of Security Holders.
     We did not submit any matter to a vote of the holders of our Class A common stock or Class B common stock during the fourth quarter of 2006.
Executive Officers of the Company
     The following table sets forth information regarding the executive officers of the companies that comprise the Donegal Insurance Group, each of whom has served with us for more than 10 years:

Name	Age	Position

Donald H. Nikolaus	64	President and Chief Executive Officer of Donegal Mutual since 1981; President and Chief Executive Officer of the Company since 1986.

Robert G. Shenk	52	Senior Vice President, Claims, of Donegal Mutual and the Company since 1997; Vice President, Claims, of Donegal Mutual and the Company from 1992 to 1997 and Manager, Casualty Claims, of Donegal Mutual from 1985 to 1992 and the Company from 1986 to 1992.

Cyril J. Greenya	61	Senior Vice President and Chief Underwriting Officer, of Donegal Mutual and the Company since 2005, Senior Vice President, Underwriting of Donegal Mutual from 1997 to 2005, Vice President, Commercial Underwriting, of Donegal Mutual and the Company from 1992 to 1997 and Manager, Commercial Underwriting of Donegal Mutual from 1983 to 1992 and the Company from 1986 to 1992.

Name	Age	Position

Daniel J. Wagner	45	Senior Vice President and Treasurer of Donegal Mutual and the Company since 2005; Vice President and Treasurer of Donegal Mutual and the Company from 2000 to 2005; Treasurer of Donegal Mutual and the Company from 1993 to 2000; Controller of Donegal Mutual and the Company from 1988 to 1995.

Jeffrey D. Miller	42	Senior Vice President and Chief Financial Officer of Donegal Mutual and the Company since 2005; Vice President and Controller of Donegal Mutual and the Company from 2000 to 2005; Controller of Donegal Mutual and the Company from 1995 to 2000.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     The response to this Item is incorporated in part by reference to page 42 of our Annual Report to Stockholders for the year ended December 31, 2006, which is included as Exhibit (13) to this Form 10-K Report. As of February 26, 2007, we had approximately 1,163 holders of record of our Class A common stock and 435 holders of record of our Class B common stock. We declared dividends of $0.30 per share on our Class A common stock and $0.26 per share on our Class B common stock in 2005 and $0.33 per share on our Class A common stock and $0.28 per share on our Class B common stock in 2006.
     Between October 1, 2006 and December 31, 2006, we did not purchase any shares of our Class A common stock or Class B common stock. Between October 1, 2006 and December 31, 2006, Donegal Mutual purchased shares of our Class A common stock and Class B common stock as set forth in the following table.

				(d) Maximum
				Number (or
			(c) Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares
			Purchased as Part	(or Units) that May
	(a) Total Number of	(b) Average Price	of Publicly	Yet Be Purchased
	Shares (or Units)	Paid per Share	Announced Plans	Under the Plans
Period	Purchased	(or Unit)	of Programs	or Programs
Month #1	Class A – —	Class A – $—	Class A – —
October 1-31, 2006	Class B – 112	Class B – $17.60	Class B – 112	(2)

Month #2	Class A – 3,333	Class A – $19.68	Class A – —	(1)
November 1-30, 2006	Class B – 10,937	Class B – $19.32	Class B – 817	(2)

Month #3	Class A – 75,000	Class A – $19.92	Class A – —	(1)
December 1-31, 2006	Class B – 2,466	Class B – $18.98	Class B – 1,300	(2)

Total	Class A – 78,333	Class A – $19.91	Class A – —
	Class B – 13,515	Class B – $19.24	Class B – 2,229

(1)	Donegal Mutual purchased these shares in privately negotiated non-market transactions directly with its employees. These purchases were not pursuant to a publicly announced plan or program. Donegal Mutual has not limited the number of shares of Class A common stock or Class B common stock it may purchase from time to time in private market transactions directly with its employees.

(2)	Donegal Mutual purchased these shares pursuant to its announcement on August 17, 2004 that it will, at its discretion, purchase shares of our Class A common stock and Class B common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. Such announcement did not stipulate a maximum number of shares that may be purchased.

     Our performance graph is included on page 41 of our Annual Report to Stockholders for the year ended December 31, 2006, which is included as Exhibit (13) to this Form 10-K Report. Our performance graph is not deemed filed with the SEC and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent that we specifically incorporate it by reference.
Item 6. Selected Financial Data.
     The response to this Item is incorporated by reference to page 8 of our Annual Report to Stockholders for the year ended December 31, 2006, which is included as Exhibit (13) to this Form 10-K Report.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The response to this Item is incorporated by reference to pages 10 through 18 of our Annual Report to Stockholders for the year ended December 31, 2006, which is included as Exhibit (13) to this Form 10-K Report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     Our insurance subsidiaries are exposed to the impact of interest rate changes, changes in market values of investments and to credit risk.
     In the normal course of business, our insurance subsidiaries employ established policies and procedures to manage their exposure to changes in interest rates, fluctuations in the fair market value of our debt and equity securities and credit risk. Our insurance subsidiaries seek to mitigate these risks by various actions described below.
     Interest Rate Risk
     The exposure of our insurance subsidiaries to market risk for a change in interest rates is concentrated in their investment portfolios. Our insurance subsidiaries monitor this exposure through periodic reviews of asset and liability positions. Our insurance subsidiaries regularly monitor their estimates of cash flows and the impact of interest rate fluctuations relating to their investment portfolio. Generally, our insurance subsidiaries do not hedge their exposure to interest rate risk because they have the capacity to, and do, hold fixed maturity investments to maturity.
     Principal cash flows and related weighted-average interest rates by expected maturity dates for financial instruments sensitive to interest rates held by our insurance subsidiaries are as follows:

	As of December 31, 2006
		Weighted-average
(amounts in thousands)	Principal cash flows	interest rate
Fixed maturities and short-term investments:
2007	$73,286	5.0%
2008	33,002	4.3
2009	40,752	4.4
20010	34,515	4.9
2011	17,367	4.8
Thereafter	338,014	4.6

Total	$536,936

Market value	$541,578

Debt:
2033	$30,929	9.4%

Total	$30,929

Fair Value	$30,929

     Actual cash flows from investments may differ from those stated as a result of calls and prepayments.
     Equity Price Risk
     The marketable equity securities portfolios of our insurance subsidiaries, which are carried on our consolidated balance sheets at estimated fair value, have exposure to price risk, which is the risk of potential loss in estimated fair value resulting from an adverse change in prices. The objective of our insurance subsidiaries is to earn competitive relative returns by investing in diverse portfolios of high-quality, liquid securities.
     Credit Risk
     The fixed-maturity securities portfolios of our insurance subsidiaries and, to a lesser extent, the short-term investments of our insurance subsidiaries are subject to credit risk. This risk is the potential loss in market value resulting from adverse changes in the borrower’s ability to repay the debt. Our insurance subsidiaries manage this risk by performing pre-investment underwriting analysis and through regular reviews by their investment staff. The amount of fixed maturity investments of our insurance subsidiaries is limited to a minimum and maximum percentage of their total unvested assets.
     Our insurance subsidiaries provide property and casualty insurance coverages through a network of independent insurance agencies located throughout the operating areas of our insurance subsidiaries. The majority of this business is billed directly to the policyholder, although a portion of our commercial business is billed through the agents of our insurance subsidiaries, who extend credit to agents in the normal course of their business.

     Our insurance subsidiaries place reinsurance with Donegal Mutual and with major unaffiliated authorized reinsurers. To the extent that a reinsurer may be unable to pay losses for which it is liable to our insurance subsidiaries under the terms of its reinsurance agreement with our insurance subsidiaries, our insurance subsidiaries remain liable for such losses.
Item 8. Financial Statements and Supplementary Data.
     The response to this Item is incorporated by reference to pages 19 through 37 of our Annual Report to Stockholders for the year ended December 31, 2006, which is included as Exhibit (13) to this Form 10-K Report.
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
     Internal Control over Financial Reporting
     Pursuant to Section 404 of Sarbanes-Oxley, a report of management’s assessment of the design and effectiveness of our internal controls is included as part of our Annual Report to Stockholders incorporated by reference in this Form 10-K Annual Report. KPMG LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2006 based on criteria establish by Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The report of KPMG dated March 13, 2007 is included as part of our Annual Report to Stockholders incorporated by reference in this Form 10-K Annual Report.
     Changes in Internal Control over Financial Reporting
     We have not changed our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance of the Registrant.
     The response to this Item with respect to our directors is incorporated by reference to our proxy statement to be filed with the SEC relating to our annual meeting of stockholders to be held April 19, 2007. The response to this Item with respect to our executive officers is incorporated by reference to Part I of this Form 10-K Report.
     The full text of our Code of Ethics is incorporated by reference as noted with respect to Exhibit 14 to this Form 10-K Report.
Item 11. Executive Compensation.
     The response to this Item is incorporated by reference to our proxy statement filed with the SEC relating to our annual meeting of stockholders to be held April 19, 2007. Neither the Report of our Compensation Committee nor the Report of our Audit Committee is deemed filed with the SEC or will be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The response to this Item is incorporated by reference to our proxy statement to be filed with the SEC relating to our annual meeting of stockholders to be held April 19, 2007.
Item 13. Certain Relationships and Related Transactions and Director Independence.
     The response to this Item is incorporated by reference to our proxy statement to be filed with the SEC relating to our annual meeting of stockholders to be held April 19, 2007.
Item 14. Principal Accountant Fees and Services.
     The response to this Item is incorporated by reference to our proxy statement to be filed with the SEC relating to our annual meeting of stockholders to be held April 19, 2007.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)	Financial statements, financial statement schedules and exhibits filed:
(a)	Consolidated Financial Statements

Page*
Reports of Independent Registered Public Accounting Firm	38, 40

Donegal Group Inc. and Subsidiaries:

Consolidated Balance Sheets as of December 31, 2006 and 2005	19

Consolidated Statements of Income and Comprehensive Income for each of the years in the three-year period ended December 31, 2006, 2005 and 2004	20

Consolidated Statements of Stockholders’ Equity for each of the years in the three-year period ended December 31, 2006, 2005 and 2004	21

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2006, 2005 and 2004	22

Notes to Consolidated Financial Statements	23

Report and Consent of Independent Registered Public Accounting Firm	Exhibit 23
(b)	Financial Statement Schedules

Page
Donegal Group Inc. and Subsidiaries

Schedule III – Supplementary Insurance Information	S-1
     All other schedules have been omitted since they are not required, not applicable or the information is included in the financial statements or notes thereto.

*	Refers to pages of our 2006 Annual Report to Stockholders. The Consolidated Financial Statements and Notes to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements, Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered

Public Accounting Firm on Internal Control Over Financial Reporting on pages 19 through 40 are incorporated herein by reference. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item and Items 5, 6, 7 and 8 hereof, such Annual Report shall not be deemed filed as part of this Form 10-K Report or otherwise subject to the liabilities of Section 18 of the Exchange Act.
(c)	Exhibits

Exhibit No.	Description of Exhibits	Reference

(3)(i)	Certificate of Incorporation of Registrant, as amended.	(a)

(3)(ii)	Amended and Restated By-laws of Registrant.	(t)

Management Contracts and Compensatory Plans or Arrangements

(10)(A)	Donegal Group Inc. Amended and Restated 1996 Equity Incentive Plan.	(c)

(10)(B)	Donegal Group Inc. 2001 Equity Incentive Plan for Employees.	(d)

(10)(C)	Donegal Group Inc. 2001 Equity Incentive Plan for Directors.	(d)

(10)(D)	Donegal Group Inc. 2001 Employee Stock Purchase Plan, as amended.	(e)

(10)(E)	Donegal Group Inc. Amended and Restated 2001 Agency Stock Purchase Plan.	(f)

(10)(F)	Donegal Mutual Insurance Company 401(k) Plan.	(g)

(10)(G)	Amendment No. 1 effective January 1, 2000 to Donegal Mutual Insurance Company 401(k) Plan.	(g)

(10)(H)	Amendment No. 2 effective January 6, 2000 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

(10)(I)	Amendment No. 3 effective July 23, 2001 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

(10)(J)	Amendment No. 4 effective January 1, 2002 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

(10)(K)	Amendment No. 5 effective December 31, 2001 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

Exhibit No.	Description of Exhibits	Reference

(10)(L)	Amendment No. 6 effective July 1, 2002 to Donegal Mutual Insurance Company 401(k) Plan.	(r)

(10)(M)	Donegal Mutual Insurance Company Executive Restoration Plan.	(h)

Other Material Contracts

(10)(N)	Amended and Restated Tax Sharing Agreement dated as of October 19, 2006 among Donegal Group Inc., Atlantic States Insurance Company, Southern Insurance Company of Virginia, Le Mars Insurance Company, The Peninsula Insurance Company and Peninsula Indemnity Company.	(r)

(10)(O)	Amended and Restated Services Allocation Agreement dated July 20, 2006 among Donegal Group Inc., Atlantic States Insurance Company, Southern Insurance Company, Le Mars Insurance Company, The Peninsula Insurance Company, Peninsula Indemnity Company and Donegal Mutual Insurance Company.	(b)

(10)(P)	Proportional Reinsurance Agreement dated September 29, 1986 between Donegal Mutual Insurance Company and Atlantic States Insurance Company.	(i)

(10)(Q)	Amendment dated October 1, 1988 to Proportional Reinsurance Agreement between Donegal Mutual Insurance Company and Atlantic States Insurance Company.	(j)

(10)(R)	Amendment dated July 16, 1992 to Proportional Reinsurance Agreement between Donegal Mutual Insurance Company and Atlantic States Insurance Company.	(k)

(10)(S)	Amendment dated as of December 21, 1995 to Proportional Reinsurance Agreement between Donegal Mutual Insurance Company and Atlantic States Insurance Company.	(l)

(10)(T)	Reinsurance and Retrocession Agreement dated May 21, 1996 between Donegal Mutual Insurance Company and Southern Insurance Company of Virginia.	(h)

(10)(U)	Amended and Restated Credit Agreement dated as of July 27, 1998 among Donegal Group Inc., the banks and other financial institutions from time to time party thereto and Fleet National Bank, as agent.	(m)

Exhibit No.	Description of Exhibits	Reference

(10)(V)	First Amendment and Waiver to the Amended and Restated Credit Agreement dated as of December 31, 1999.	(g)

(10)(W)	Amendment dated as of April 20, 2000 to Proportional Reinsurance Agreement between Donegal Mutual Insurance Company and Atlantic States Insurance Company.	(n)

(10)(X)	Lease Agreement dated as of September 1, 2000 between Donegal Mutual Insurance Company and Province Bank FSB.	(d)

(10)(Y)	Aggregate Excess of Loss Reinsurance Agreement dated as of January 1, 2001 between Donegal Mutual Insurance Company and Atlantic States Insurance Company (as successor-in-interest to Pioneer Insurance Company).	(d)

(10)(Z)	Plan of Conversion of Le Mars Mutual Insurance Company of Iowa adopted August 11, 2003	(p)

(10)(AA)	Stock Purchase Agreement dated as of October 28, 2003 between Donegal Group Inc. and Folksamerica Holding Company, Inc.	(o)

(10)(BB)	Credit Agreement dated as of November 25, 2003 between Donegal Group Inc. and Manufacturers and Traders Trust Company	(p)

(10)(CC)	First Amendment to Credit Agreement dated as of July 20, 2006 between Donegal Group Inc. and Manufacturers and Traders Trust Company	(b)

(10)(DD)	Amended and Restated Services Allocation Agreement dated October 19, 2006 among Donegal Group Inc., Atlantic States Insurance Company, Southern Insurance Company of Virginia, Le Mars Insurance Company, The Peninsula Insurance Company, Peninsula Indemnity Company and Donegal Mutual Insurance Company	(s)

(13)	2006 Annual Report to Stockholders (electronic filing contains only those portions incorporated by reference into this Form 10-K Report).	Filed herewith

Exhibit No.	Description of Exhibits	Reference

(14)	Code of Ethics	(q)

(21)	Subsidiaries of Registrant.	Filed herewith

(23)	Report and Consent of Independent Registered Public Accounting Firm	Filed herewith

(31.1)	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer	Filed herewith

(31.2)	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer	Filed herewith

(32.1)	Section 1350 Certification of Chief Executive Officer	Filed herewith

(32.2)	Section 1350 Certificate of Chief Financial Officer	Filed herewith

(a)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form S-3 Registration Statement No. 333-59828 filed April 30, 2001.

(b)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2001.

(c)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 1998.

(d)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2000.

(e)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form S-8 Registration Statement No. 333-62974 filed June 14, 2001.

(f)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form S-2 Registration Statement No. 333-63102 declared effective February 8, 2002.

(g)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 1999.

(h)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 1996.

(i)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form S-1 Registration Statement No. 33-8533 declared effective October 29, 1986.

(j)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 1988.

(k)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 1992.

(l)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 8-K Report dated December 21, 1995.

(m)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 8-K Report dated November 17, 1998.

(n)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 8-K Report dated May 31, 2000.

(o)	Such exhibit is hereby incorporated by reference to the like-described exhibits in Registrant’s Form 8-K Report dated November 3, 2003.

(p)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 8-K Report dated December 1, 2003.

(q)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-K Annual Report for the year ended December 31, 2003.

(r)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 8-K Report dated October 23, 2006.

(s)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2006.

(t)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 8-K Report dated December 22, 2006.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONEGAL GROUP INC.
By:	/s/ Donald H. Nikolaus
Donald H. Nikolaus, President

Date: March 13, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald H. Nikolaus	President and a Director	March 13, 2007
Donald H. Nikolaus	(principal executive officer)

/s/ Jeffrey D. Miller	Senior Vice President and
Jeffrey D. Miller	Chief Financial Officer	March 13, 2007
(principal financial
and accounting officer)

/s/ Robert S. Bolinger	Director	March 13, 2007
Robert S. Bolinger

/s/ Patricia A. Gilmartin	Director	March 13, 2007
Patricia A. Gilmartin

Signature	Title	Date

/s/ Philip H. Glatfelter, II	Director	March 13, 2007
Philip H. Glatfelter, II

/s/ John J. Lyons	Director	March 13, 2007
John J. Lyons

	Director	March , 2007
Jon M. Mahan

/s/ S. Trezevant Moore, Jr.	Director	March 13, 2007
S. Trezevant Moore, Jr.

/s/ R. Richard Sherbahn	Director	March 13, 2007
R. Richard Sherbahn

/s/ Richard D. Wampler, II	Director	March 13, 2007
Richard D. Wampler, II

DONEGAL GROUP INC. AND SUBSIDIARIES
SCHEDULE III – SUPPLEMENTARY INSURANCE INFORMATION
($ in thousands)
Years Ended December 31, 2006, 2005 and 2004

				Amortization
	Net	Net	Net Losses	of Deferred	Other	Net
	Earned	Investment	And Loss	Policy	Underwriting	Premiums
Segment	Premiums	Income	Expenses	Acquisition Costs	Expenses	Written
Year Ended December 31, 2006
Personal lines	$185,951	$—	$112,924	$29,973	$30,822	$192,980
Commercial lines	115,527	—	55,497	18,622	19,149	114,427
Investments	—	21,320	—	—	—	—

	$301,478	$21,320	$168,421	$48,595	$49,971	$307,407

Year Ended December 31, 2005
Personal lines	$181,787	—	$107,788	$29,156	$29,113	$184,828
Commercial lines	112,711	—	59,754	18,078	18,050	117,716
Investments	—	18,472	—	—	—	—

	$294,498	$18,472	$167,542	$47,234	$47,163	$302,544

Year Ended December 31, 2004
Personal lines	$167,401	$—	$104,664	$24,832	$26,790	$176,156
Commercial lines	98,438	—	59,477	14,602	15,754	107,126
Investments	—	15,907	—	—	—	—

	$265,839	$15,907	$164,141	$39,434	$42,544	$283,282

S-1

DONEGAL GROUP INC. AND SUBSIDIARIES
SCHEDULE III – SUPPLEMENTARY INSURANCE INFORMATION, CONTINUED
($ in thousands)

	At December 31,
	Deferred	Liability		Other Policy
	Policy	For Losses		Claims and
	Acquisition	And Loss	Unearned	Benefits
Segment	Costs	Expenses	Premiums	Payable
2006
Personal lines	$15,190	$115,524	$120,898	$—
Commercial lines	9,549	143,498	76,005	—
Investments	—	—	—	—

	$24,739	$259,022	$196,903	$—

2005
Personal lines	$13,922	$119,313	$110,689	$—
Commercial lines	9,555	146,417	75,971	—
Investments	—	—	—	—

	$23,477	$265,730	$186,660	$—

S-2