Form 10-Q
period 2007-03-31
DONEGAL GROUP INC
filed 2007-05-04
CIK 800457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,729,982 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on April 30, 2007.

Part I. Financial Information
Item 1. Financial Statements.
Donegal Group Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
Assets

Investments
Fixed maturities
Held to maturity, at amortized cost	$165,189,377	$169,178,137
Available for sale, at fair value	340,927,626	331,669,778
Equity securities, available for sale, at fair value	43,616,341	40,541,826
Investments in affiliates	8,486,648	8,463,059
Short-term investments, at cost, which approximates fair value	34,263,468	41,484,874

Total investments	592,483,460	591,337,674
Cash	1,899,049	531,756
Accrued investment income	5,459,138	5,769,087
Premiums receivable	53,356,017	49,948,454
Reinsurance receivable	96,628,128	97,677,015
Deferred policy acquisition costs	25,171,458	24,738,929
Deferred tax asset, net	8,965,589	9,085,688
Prepaid reinsurance premiums	46,824,342	44,376,953
Property and equipment, net	5,114,613	5,146,305
Accounts receivable — securities	—	262,992
Federal income taxes recoverable	—	998,785
Due from affiliate	262,392	—
Other	1,803,959	1,824,173

Total assets	$837,968,145	$831,697,811

Liabilities and Stockholders’ Equity

Liabilities
Losses and loss expenses	$258,272,097	$259,022,459
Unearned premiums	202,571,617	196,902,972
Accrued expenses	9,788,257	12,754,012
Reinsurance balances payable	2,061,564	2,034,972
Federal income taxes payable	1,501,671	—
Cash dividends declared to stockholders	—	2,442,958
Subordinated debentures	30,929,000	30,929,000
Accounts payable — securities	3,529,929	3,392,329
Due to affiliate	—	1,567,091
Drafts payable	602,348	381,744
Other	1,735,585	1,468,012

Total liabilities	510,992,068	510,895,549

Stockholders’ Equity
Preferred stock, $1.00 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 30,000,000 shares, issued 19,860,564 and 19,834,248 shares and outstanding 19,709,934 and 19,689,318 shares	198,606	198,342
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	152,894,945	152,391,301
Accumulated other comprehensive income	5,371,938	5,061,174
Retained earnings	169,442,667	163,986,701
Treasury stock	(988,571)	(891,748)

Total stockholders’ equity	326,976,077	320,802,262

Total liabilities and stockholders’ equity	$837,968,145	$831,697,811

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Income

	Three Months Ended March 31,
	2007	2006
Revenues:
Net premiums earned	$76,697,819	$74,513,849
Investment income, net of investment expenses	5,504,059	4,984,528
Net realized investment gains	104,785	474,799
Lease income	261,532	242,239
Installment payment fees	1,113,821	1,067,480

Total revenues	83,682,016	81,282,895

Expenses:
Net losses and loss expenses	50,595,427	43,288,512
Amortization of deferred policy acquisition costs	12,418,000	11,886,000
Other underwriting expenses	12,185,738	11,901,257
Policy dividends	248,151	371,772
Interest	708,491	644,378
Other expenses	491,734	392,895

Total expenses	76,647,541	68,484,814

Income before income tax expense	7,034,475	12,798,081
Income tax expense	1,544,537	3,667,894

Net income	$5,489,938	$9,130,187

Net income per common share:
Basic	$0.22	$0.37

Diluted	$0.21	$0.36

Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2007	2006
Net income	$5,489,938	$9,130,187
Other comprehensive income (loss), net of tax Unrealized income (loss) on securities:
Unrealized holding income (loss) during the period, net of income tax	378,874	(1,014,850)
Reclassification adjustment, net of income tax	(68,110)	(308,619)

Other comprehensive income (loss)	310,764	(1,323,469)

Comprehensive income	$5,800,702	$7,806,718

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
Three Months Ended March 31, 2007

						Accumulated
					Additional	Other			Total
					Paid-In	Comprehensive	Retained	Treasury	Stockholders'
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Capital	Income	Earnings	Stock	Equity

Balance, December 31, 2006	19,834,248	5,649,240	$198,342	$56,492	$152,391,301	$5,061,174	$163,986,701	$(891,748)	$320,802,262

Issuance of common stock (stock compensation plans)	26,316		264		439,895				440,159

Net income							5,489,938		5,489,938

Grant of stock options					33,972		(33,972)		—

Tax benefit on exercise of stock options					29,777				29,777

Repurchase of treasury stock								(96,823)	(96,823)

Other comprehensive income						310,764			310,764

Balance, March 31, 2007	19,860,564	5,649,240	$198,606	$56,492	$152,894,945	$5,371,938	$169,442,667	$(988,571)	$326,976,077

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities:
Net income	$5,489,938	$9,130,187

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	636,805	923,326
Realized investment gains	(104,785)	(474,799)
Changes in assets and liabilities:
Losses and loss expenses	(750,362)	10,248,203
Unearned premiums	5,668,645	2,880,108
Premiums receivable	(3,407,563)	(520,079)
Deferred acquisition costs	(432,529)	(80,493)
Deferred income taxes	(47,236)	137,900
Reinsurance receivable	1,048,887	(10,388,357)
Prepaid reinsurance premiums	(2,447,389)	(1,215,224)
Accrued investment income	309,949	382,300
Due from affiliate	(1,829,483)	(5,034,523)
Reinsurance balances payable	26,592	138,343
Current income taxes	2,500,456	3,501,147
Accrued expenses	(2,965,755)	(3,396,193)
Other, net	508,401	439,042

Net adjustments	(1,285,367)	(2,459,299)

Net cash provided by operating activities	4,204,571	6,670,888

Cash Flows from Investing Activities:
Purchases of fixed maturities:
Available for sale	(16,525,653)	(21,518,161)
Purchases of equity securities, available for sale	(5,879,084)	(10,333,648)
Maturity of fixed maturities:
Held to maturity	3,813,583	615,538
Available for sale	7,718,016	4,339,685
Sales of fixed maturities:
Available for sale	—	15,432,558
Sales of equity securities, available for sale	3,073,116	1,640,474
Net decrease in investment in affiliates	9,067	20,057
Net purchase of property and equipment	(197,884)	(404,329)
Net sales of short-term investments	7,221,406	2,657,117

Net cash used in investing activities	(767,433)	(7,550,709)

Cash Flows from Financing Activities:
Cash dividends paid	(2,442,958)	(1,783,197)
Issuance of common stock	440,159	1,862,228
Repurchase of treasury stock	(96,823)	—
Tax benefit on exercise of stock options	29,777	868,866

Net cash provided by (used in) financing activities	(2,069,845)	947,897

Net increase in cash	1,367,293	68,076
Cash at beginning of period	531,756	3,811,011

Cash at end of period	$1,899,049	$3,879,087

Cash paid during period — Interest	$732,440	$648,522
Net cash received during period — Taxes	$(950,000)	$(850,000)
See accompanying notes to consolidated financial statements.

DONEGAL GROUP INC. AND SUBSIDIARIES
(Unaudited)
Notes to Consolidated Financial Statements
1 — Organization
     We were organized as an insurance holding company by Donegal Mutual Insurance Company (“Donegal Mutual”) on August 26, 1986. Our insurance subsidiaries, Atlantic States Insurance Company (“Atlantic States”), Southern Insurance Company of Virginia (“Southern”), Le Mars Insurance Company (“Le Mars”) and the Peninsula Insurance Group (“Peninsula”), which consists of Peninsula Indemnity Company and The Peninsula Insurance Company, write personal and commercial lines of property and casualty insurance exclusively through a network of independent insurance agents in certain Mid-Atlantic, Midwest and Southern states. The personal lines products consist primarily of homeowners and private passenger automobile policies. The commercial lines products consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies. Donegal Mutual and our insurance subsidiaries conduct business together as the Donegal Insurance Group. We also own approximately 48% of the outstanding stock of Donegal Financial Services Corporation (“DFSC”), a thrift holding company that owns Province Bank FSB. Donegal Mutual owns the remaining approximately 52% of the outstanding stock of DFSC.
     At March 31, 2007, Donegal Mutual held approximately 41% of our outstanding Class A common stock and approximately 70% of our outstanding Class B common stock.
     Atlantic States, our largest subsidiary, and Donegal Mutual have a pooling agreement under which both companies proportionately share their combined underwriting results, excluding certain reinsurance assumed by Donegal Mutual from our insurance subsidiaries. See Note 4 — Reinsurance for more information regarding the pooling agreement.
     On March 7, 2007, our board of directors authorized a share repurchase program, pursuant to which we may purchase up to 500,000 shares of our Class A common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions.
2 — Basis of Presentation
     Our financial information for the interim periods included herein is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods included herein. Our results of operations for the three months ended March 31, 2007 are not necessarily indicative of our results of operations to be expected for the twelve months ending December 31, 2007.
     These interim financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2006.
3 — Earnings Per Share
     The computation of basic and diluted earnings per share is as follows:

		Effect of
		Stock
	Basic	Options	Diluted
Three Months Ended March 31:

2007
Net income	$5,489,938	$—	$5,489,938

Weighted average shares outstanding	25,288,975	404,025	25,693,000

Earnings per common share:
Net income	$0.22	$(0.01)	$0.21

2006
Net income	$9,130,187	$—	$9,130,187

Weighted average shares outstanding	24,642,295	691,970	25,334,265

Earnings per common share:
Net income	$0.37	$(0.01)	$0.36

Options to purchase the following number of shares of Class A common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price during the relevant period:

	Three Months Ended
	March 31,
	2007	2006
Number of shares	1,051,667	—

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
     The risk profiles of the business written by Atlantic States and Donegal Mutual historically have been, and continue to be, substantially similar. The products, classes of business underwritten, pricing practices and underwriting standards of Donegal Mutual and our insurance subsidiaries are determined and administered by the same management and underwriting personnel. In addition, as the Donegal Insurance Group, Donegal Mutual and our insurance subsidiaries share a combined business plan to achieve market penetration and underwriting profitability objectives. The products offered by our insurance subsidiaries and Donegal Mutual are generally complementary, thereby allowing Donegal Insurance Group to offer a broader range of products to a given market and to expand Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account. Distinctions within the products of Donegal Mutual and our insurance subsidiaries generally relate to specific risk profiles targeted within similar classes of business, such as preferred tier versus standard tier products, but not all of the standard risk gradients are allocated to one company. Therefore, the underwriting profitability of the business directly written by the individual companies will vary. However, because the risk characteristics of all business written directly by Donegal Mutual and Atlantic States are homogenized within the pool and each company shares the results according to its participation level, Atlantic States realizes 70% of the underwriting profitability of the pool (because of its 70% participation in the pool), while Donegal Mutual realizes 30% of the underwriting profitability of the pool (because of Donegal Mutual’s 30% participation in the pool). Pooled business represents the predominant percentage of the net underwriting activity of both Atlantic States and Donegal Mutual.
     Atlantic States, Southern and Donegal Mutual purchase third-party reinsurance on a combined basis. Le Mars and Peninsula have separate third-party reinsurance programs that provide similar types of coverage and that are commensurate with their relative size and exposures. Several different reinsurers are used, all of which, consistent with Donegal Insurance Group’s requirements, have an A.M. Best rating of A- (Excellent) or better or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A- rating. The following information relates to the external reinsurance Atlantic States, Southern and Donegal Mutual has in place during 2007:
•	excess of loss reinsurance, under which losses are automatically reinsured, through a series of contracts, over a set retention ($400,000 for 2007), and

•	catastrophic reinsurance, under which Donegal Insurance Group recovers, through a series of contracts, 100% of an accumulation of many losses resulting from a single event, including natural disasters, over a set retention ($3.0 million for 2007).
     Our insurance subsidiaries and Donegal Mutual also purchase facultative reinsurance to cover exposures from losses that exceed the limits provided by their respective treaty reinsurance.
     In addition to the pooling agreement and third-party reinsurance, Atlantic States, Southern, Le Mars and Peninsula have various agreements with Donegal Mutual.
     There were no significant changes to the pooling agreement, third-party reinsurance or other reinsurance agreements between our insurance subsidiaries and Donegal Mutual during the three months ended March 31, 2007.
5 — Segment Information
     We evaluate the performance of our personal lines and commercial lines segments based upon the underwriting results of our insurance subsidiaries as determined under statutory accounting principles prescribed or permitted by various state insurance departments (“SAP”), which our management uses to measure performance for the total business of our insurance subsidiaries. Financial data by segment is as follows:

	Three Months Ended
	March 31,
	2007	2006
	($ in thousands)
Revenues:
Premiums earned:
Commercial lines	$28,580	$28,880
Personal lines	48,118	45,634

Net premiums earned	76,698	74,514
Net investment income	5,504	4,984
Realized investment gains	105	475
Other	1,375	1,310

Total revenues	$83,682	$81,283

Income before income taxes:
Underwriting income (loss):
Commercial lines	$2,955	$3,988
Personal lines	(2,517)	2,380

SAP underwriting income	438	6,368
GAAP adjustments	813	698

GAAP underwriting income	1,251	7,066
Net investment income	5,504	4,984
Realized investment gains	105	475
Other	174	273

Income before income taxes	$7,034	$12,798

6 — Subordinated Debentures
     On May 15, 2003, we received $15.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on May 15, 2033 and are callable at our option, at par, after five years. The debentures carry an interest rate equal to the three-month LIBOR rate plus 4.10%, which is adjustable quarterly. At March 31, 2007, the interest rate on the debentures was 9.46%.
     On October 29, 2003, we received $10.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on October 29, 2033 and are callable at our option, at par, after five years. The debentures carry an interest rate equal to the three-month LIBOR rate plus 3.85%, which is adjustable quarterly. At March 31, 2007, the interest rate on the debentures was 9.21%.
     On May 24, 2004, we received $5.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on May 24, 2034 and are callable at our option, at par, after five years. The debentures carry an interest rate equal to the three-month LIBOR rate plus 3.85%, which is adjustable quarterly. At March 31, 2007, the interest rate on the debentures was 9.21%.
7 — Share-Based Compensation
     Effective January 1, 2006, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. In determining the expense to be recorded for stock options granted to directors and employees of our subsidiaries and affiliates other than Donegal Mutual, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The significant assumptions utilized in applying the Black-Scholes option pricing model are the risk-free interest rate, expected term, dividend yield, and expected volatility.
     Under SFAS No. 123(R), the compensation expense for our stock compensation plans that has been charged against income before income taxes was $60,535 and $33,890 for the three months ended March 31, 2007 and 2006, respectively, with a corresponding income tax benefit of $21,187 and $11,862, respectively. As of March 31, 2007, our total unrecognized compensation cost related to nonvested share-based compensation granted under our stock compensation plans was $542,815. The cost is expected to be recognized over a weighted average period of 2.4 years.
     SFAS No. 123(R) does not set accounting requirements for share-based compensation to nonemployees. We continue to account for share-based compensation to employees and directors of Donegal Mutual under the provisions of FIN No. 44 and EITF 00-23, which state that when employees of a controlling entity are granted share-based compensation, the entity granting the share-based compensation should measure the fair value of the award at the grant date and recognize the fair value as a dividend to the controlling entity. These provisions apply to options granted to employees and directors of Donegal Mutual, the employer of record for the majority of employees that provide services to us. Implied dividends of $33,972 and $38,826 were recorded for the three months ended March 31, 2007 and 2006, respectively.
     Cash received from option exercises under all stock compensation plans for the three months ended March 31, 2007 and 2006 was $110,270 and $1,675,397, respectively. The actual tax benefit realized for the tax deductions from option exercises of share-based compensation was $29,777 and $868,866 for the three months ended March 31, 2007 and 2006, respectively.
8 — Impact of New Accounting Standards
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Effective January 1, 2007, we adopted FIN No. 48. As of January 1, 2007, we had no material unrecognized tax benefits or accrued interest and penalties. Our policy is to account for interest as a component of interest expense and penalties as a component of other expense. Federal tax years 2003 through 2006 were open for examination as of January 1, 2007. The impact of adopting FIN No. 48 did not have a significant effect on our results of operations or financial condition.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108 to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires that registrants quantify the impact on the current year’s financial statements of correcting all misstatements, including the carryover and reversing effects of prior years’ misstatements, as well as the effects of errors arising in the current year. The adoption of SAB No. 108 did not have a significant effect on our results of operations, financial condition or liquidity.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting this statement.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates. Upon adoption, an entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Most of the provisions apply only to entities that elect the fair value option. However, the amendment of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently evaluating the impact of adopting this statement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following information should be read in conjunction with the historical financial information and the notes thereto included in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on March 13, 2007.
Critical Accounting Policies and Estimates
     Our financial statements are combined with those of our insurance subsidiaries and are presented on a consolidated basis in accordance with generally accepted accounting principles in the United States (“GAAP”).
     Our insurance subsidiaries make estimates and assumptions that can have a significant effect on amounts and disclosures we report in our financial statements. The most significant estimates relate to the reserves of our insurance subsidiaries for property and casualty insurance unpaid losses and loss expenses, valuation of investments and our insurance subsidiaries’ policy acquisition costs. While we believe our estimates and the estimates of our insurance subsidiaries are appropriate, the ultimate amounts may differ from the estimates provided. We regularly review these estimates and reflect any adjustment considered necessary in our current results of operations.
Liability for Losses and Loss Expenses
     Liabilities for losses and loss expenses are estimates at a given point in time of the amounts an insurer expects to pay with respect to policyholder claims based on facts and circumstances then known. An insurer recognizes at the time of establishing its estimates that its ultimate liability for losses and loss expenses will exceed or be less than such estimates. Our insurance subsidiaries base their estimates of liabilities for losses and loss expenses on assumptions as to future loss trends and expected claims severity, judicial theories of liability and other factors. However, during the loss adjustment period, our insurance subsidiaries may learn additional facts regarding individual claims, and consequently it often becomes necessary for our insurance subsidiaries to refine and adjust their estimates of liability. Our insurance subsidiaries reflect any adjustments to their liabilities for losses and loss expenses in their results of operations in the period in which the changes in estimates are made.

     Our insurance subsidiaries maintain liabilities for the payment of losses and loss expenses with respect to both reported and unreported claims. It is our intent that the liabilities for loss expenses will cover the ultimate costs of settling all losses, including investigation and litigation costs from such losses. Our insurance subsidiaries base the amount of their liability for reported losses primarily upon a case-by-case evaluation of the type of risk involved, knowledge of the circumstances surrounding each claim and the insurance policy provisions relating to the type of loss. Our insurance subsidiaries determine the amount of their liability for unreported claims and loss expenses on the basis of historical information by line of insurance. Our insurance subsidiaries account for inflation in the reserving function through analysis of costs and trends and reviews of historical reserving results. Our insurance subsidiaries closely monitor their liabilities and recompute them periodically using new information on reported claims and a variety of statistical techniques. Our insurance subsidiaries do not discount their liabilities for losses and loss expenses.
     Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions as to our insurance subsidiaries’ internal operations. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and stability in economic conditions and the rate of loss cost inflation. For example, our insurance subsidiaries have experienced a decrease in claims frequency on bodily injury liability claims during the past several years while claims severity has gradually increased. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on bodily injury claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Internal assumptions include accurate measurement of the impact of rate changes and changes in policy provisions and consistency in the quality and characteristics of business written within a given line of business, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries attempt to make appropriate adjustments for such changes in their reserves. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at March 31, 2007. For every 1% change in our estimate for loss and loss expense reserves of our insurance subsidiaries, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $1.7 million.
     The establishment of appropriate liabilities is an inherently uncertain process, and there can be no assurance that the ultimate liability of our insurance subsidiaries will not exceed our insurance subsidiaries’ loss and loss expense reserves and have an adverse effect on our results of operations and financial condition. Furthermore, the timing, frequency and extent of adjustments to our insurance subsidiaries’ estimated future liabilities cannot be predicted, since the historical conditions and events that serve as a basis for our insurance subsidiaries’ estimates of ultimate claim costs may change. As is the case for substantially all property and casualty insurance companies, our insurance subsidiaries have found it necessary in the past to increase their estimated future liabilities for losses and loss expenses in certain periods, and in other periods their estimates have exceeded their actual liabilities. Further adjustments could be required in the future. However, on the basis of our insurance subsidiaries’ internal procedures, which analyze, among other things, their prior assumptions, their experience with similar cases and historical trends such as reserving patterns, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes, we believe that our insurance subsidiaries have made adequate provision for their liability for losses and loss expenses.
     Excluding the impact of isolated catastrophic weather events, our insurance subsidiaries have noted slight downward trends in the number of claims incurred and the number of claims outstanding at period ends relative to their premium base in recent years across most of their lines of business. However, the amount of the average claim outstanding has increased gradually over the past several years as the property and casualty insurance industry has experienced increased litigation trends, periods in which economic conditions extended the estimated length of disabilities, increased medical loss cost trends and a general slowing of settlement rates in litigated claims.
     Because of Atlantic States’ participation in the pool with Donegal Mutual, Atlantic States is exposed to adverse loss development on the business of Donegal Mutual included in the pool. However, pooled business represents the predominant percentage of the net underwriting activity of both companies, and Donegal Mutual and Atlantic States would proportionately share any adverse risk development of the pooled business. The business in the pool is homogenous, i.e., Atlantic States has a 70% share of the entire pool and Donegal Mutual has a 30% share of the entire pool. Since substantially all of the business of Atlantic States and Donegal Mutual is pooled and the results shared by each company according to its participation level under the terms of the pooling agreement, the underwriting pool is intended to produce a more uniform and stable underwriting result from year to year for each company than either would experience individually and to spread the risk of loss among each company.
     Our insurance subsidiaries’ liability for losses and loss expenses by major line of business as of March 31, 2007 and December 31, 2006 consisted of the following:

	March 31,	December 31,
(dollars in thousands)	2007	2006
Commercial lines:
Automobile	$22,955	$23,406
Workers’ compensation	40,059	39,563
Commercial multi-peril	27,109	25,994
Other	2,494	2,633

Total commercial lines	92,617	91,596

Personal lines:
Automobile	60,171	59,657
Homeowners	12,409	10,360
Other	1,963	1,699

Total personal lines	74,543	71,716

Total commercial and personal lines	167,160	163,312
Plus reinsurance recoverable	91,112	95,710

Total liability for losses and loss expenses	$258,272	$259,022

     We have evaluated the effect on our insurance subsidiaries’ loss and loss expense reserves and our stockholders’ equity in the event of reasonably likely changes in the variables considered in establishing loss and loss expense reserves. We established the range of reasonably likely changes based on a review of changes in accident year development by line of business and applied to our insurance subsidiaries’ loss reserves as a whole. The selected range does not necessarily indicate what could be the potential best or worst case or likely scenario. The following table sets forth the effect on our insurance subsidiaries’ loss and loss expense reserves and our stockholders’ equity in the event of reasonably likely changes in the variables considered in establishing loss and loss expense reserves:

	Adjusted Loss and
	Loss Expense		Adjusted Loss and
Change in Loss	Reserves Net of	Percentage Change	Loss Expense	Percentage Change
and Loss Expense	Reinsurance as of	in Equity as of	Reserves Net of	in Equity as of
Reserves Net of	March 31,	March 31,	Reinsurance as of	December 31,
Reinsurance	2007	2007(1)	December 31, 2006	2006(1)
	(dollars in thousands)
(10.0)%	$150,444	3.3%	$146,981	3.3%
(7.5)	154,623	2.5	151,064	2.5
(5.0)	158,802	1.7	155,146	1.7
(2.5)	162,981	0.8	159,229	0.8
Base	167,160	—	163,312	—
2.5	171,339	-0.8	167,395	-0.8
5.0	175,518	-1.7	171,478	-1.7
7.5	179,697	-2.5	175,560	-2.5
10.0	183,876	-3.3	179,643	-3.3

(1)	Net of income tax effect.

Investments
     We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value, which generally represents quoted market prices.
     We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at March 31, 2007 as follows:

	Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$4,938,910	$16,182	$78,797,923	$1,553,115
Obligations of states and political subdivisions	27,201,980	114,532	51,971,791	537,252
Corporate securities	1,003,720	1,095	8,182,913	164,378
Mortgage-backed securities	15,331,217	129,862	36,320,529	855,562
Equity securities	8,379,313	369,056	1,248,925	83,939

Totals	$56,855,140	$630,727	$176,522,081	$3,194,246

     Of the total fixed maturity securities with an unrealized loss at March 31, 2007, we classified securities with a fair value of $127.7 million and an unrealized loss of $1.7 million as available for sale and carried them at fair value on our balance sheet, while we classified securities with a fair value of $96.1 million and an unrealized loss of $1.7 million as held to maturity on our balance sheet and carried them at amortized cost.
     Substantially all of the unrealized losses within our fixed maturity investment portfolio resulted from increases in market interest rates and the related impact on our fixed maturity investment valuations. When determining possible impairment of our debt securities, we consider unrealized losses that are due to the impact of higher market interest rates to be temporary in nature because we have the ability and intent to hold our debt securities to recovery.
     We make estimates concerning the valuation of our investments and the recognition of other than temporary declines in the value of our investments. When we consider the decline in value of an individual investment to be other than temporary, we write down the investment to its estimated net realizable value, and the amount of the write-down is reflected as a realized loss in our results of operations. We individually monitor all investments for other than temporary declines in value. Generally, if an individual equity security has depreciated in value by more than 20% of original cost, and has been in an unrealized loss position for more than six months, we assume there has been an other than temporary decline in value. With respect to debt securities, we assume there has been an other than temporary decline in value if it is probable that we will not receive contractual payments. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including the fair value of the investment being significantly below its cost, the deteriorating financial condition of the issuer of a security and the occurrence of industry, company and geographic events that have negatively impacted the value of a security or rating agency downgrades. We determined that certain investments trading below cost had declined on an other than temporary basis during the first quarter 2006. Losses of $0 and $47,538 were included in net realized investment gains for these investments in the first quarter of 2007 and 2006, respectively.
Policy Acquisition Costs
     We defer policy acquisition costs, consisting primarily of commissions, premium taxes and certain other underwriting costs that vary with and are directly related to the production of business, and amortize them over the period in which our insurance subsidiaries earn the premiums. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premiums to be earned, related investment income, losses and loss expenses and certain other costs we expect to incur as our insurance subsidiaries earn the premiums. Estimates in the calculation of policy acquisition costs have not shown material variability because of uncertainties in applying accounting principles or as a result of sensitivities to changes in key assumptions.

Results of Operations — Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
     Net Premiums Written. Net premiums written for the three months ended March 31, 2007 were $79.9 million, an increase of $3.7 million, or 4.9%, over the comparable period in 2006. Commercial lines net premiums written increased $1.3 million, or 4.2%, in the first quarter of 2007 compared to the comparable period in 2006. Personal lines net premiums written increased $2.4 million, or 5.3%, in the first quarter of 2007 compared to the comparable period in 2006. We benefited during the first quarter of 2007 from the addition of new business related to increased agent utilization of our WritePro and WriteBiz automated underwriting and policy issuance systems.
     Net Premiums Earned. Net premiums earned increased to $76.7 million for the first quarter of 2007, an increase of $2.2 million, or 3.0%, over the first quarter of 2006. Our insurance subsidiaries earn premiums and recognize them as revenue over the terms of their policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding twelve-month period compared to the comparable period one year earlier.
     Investment Income. For the three months ended March 31, 2007, our net investment income increased 10.4% to $5.5 million, compared to $5.0 million for the comparable period one year ago. An increase in average invested assets from $549.0 million in the first quarter of 2006 to $591.9 million in the first quarter of 2007 and an increase in the annualized average rate of return on investments from 3.6% for the first quarter of 2006 to 3.7% for the first quarter of 2007 accounted for the increase in net investment income. The increase in our annualized average return reflects higher short-term interest rates during the first quarter of 2007 compared to the comparable period a year earlier. These increases were offset in part by decreases in our annualized average rate of return due to our increased holdings of tax-exempt fixed maturities in our investment portfolio during the first quarter of 2007 compared to the comparable period a year earlier. The increased holdings of tax-exempt fixed maturities in 2007 resulted from a shift from taxable to tax-exempt fixed maturities in order to obtain more favorable after-tax yields.
     Net Realized Investment Gains. Net realized investment gains in the first quarter of 2007 were $104,785, compared to $474,799 for the comparable period in 2006. We recognized no impairment losses during the first quarter of 2007. During the first quarter of 2006, we recognized impairment losses of $47,538 in net realized investment gains. The remaining net realized investment gains in both periods resulted from normal turnover within our investment portfolio.
     Losses and Loss Expenses. The loss ratio of our insurance subsidiaries, which is the ratio of incurred losses and loss expenses to premiums earned, for the first quarter of 2007 was 66.0%, compared to 58.1% for the first quarter of 2006. The increase in our insurance subsidiaries’ loss ratio reflected increased claim activity attributable to harsher than normal winter weather conditions in their operating areas. The commercial lines loss ratio increased to 56.0% for the first quarter of 2007, compared to 52.8% for the first quarter of 2006, primarily due to an increase in the commercial mutli-peril loss ratio as a result of an increase in claim severity in that line of business. The personal lines loss ratio increased from 62.0% for the first quarter of 2006 to 72.1% for the first quarter of 2007 due to an increase in the private passenger auto and homeowners’ loss ratios primarily related to increases in claim frequency and severity in those lines of business. The increase in incurred losses and loss expenses was attributable to current accident year claims, with our prior accident year reserve development in the first quarter of 2007 reflecting favorable trends comparable to those experienced in the first quarter of 2006.
     Underwriting Expenses. The expense ratio, which is the ratio of policy acquisition costs and other underwriting expenses to premiums earned, for the first quarter of 2007 and 2006 was 32.1% and 31.9%, respectively.
     Combined Ratio. The combined ratio of our insurance subsidiaries was 98.4% and 90.5% for the three months ended March 31, 2007 and 2006, respectively. The combined ratio represents the sum of the loss ratio, expense ratio and dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned. The increase in the combined ratio was largely attributable to the increase in the loss ratio for the 2007 period compared to the 2006 period as previously noted above.
     Interest Expense. Interest expense for the first quarter of 2007 was $708,491, compared to $644,378 for the first quarter of 2006, and reflected an increase in average interest rates on our subordinated debentures in the first quarter of 2007 compared to the comparable period in 2006.
     Income Taxes. Income tax expense was $1.5 million for the first quarter of 2007, representing an effective tax rate of 22.0%, compared to $3.7 million for the first quarter of 2006, representing an effective tax rate of 28.6%. The change in effective tax rates is primarily due to tax-exempt interest income representing a larger proportion of income before income tax expense in the 2007 period compared to the 2006 period.
     Net Income and Earnings Per Share. Our net income for the first quarter of 2007 was $5.5 million, or $.21 per share on a diluted basis, compared to net income of $9.1 million, or $.36 per share on a diluted basis, reported for the first quarter of 2006. Our fully diluted shares outstanding for the first quarter of 2007 increased to 25.7 million, compared to 25.3 million for the first quarter of 2006.
Liquidity and Capital Resources
     Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as they arise. Our major sources of funds from operations are the net cash flows generated from our insurance subsidiaries’ underwriting results, investment income and maturing investments.
     We have historically generated sufficient net positive cash flow from our operations to fund our commitments and build our investment portfolio, thereby increasing future investment returns. The impact of the pooling agreement with Donegal Mutual historically has been cash flow positive because of the historical underwriting profitability of the pool. The pool is settled monthly, thereby resulting in cash flows substantially similar to cash flows that would result from the underwriting of direct business. We have not experienced any unusual variations in the timing of claim payments associated with the loss reserves of our insurance subsidiaries. We maintain a high degree of liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. Our fixed-maturity investment portfolio is structured following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective, thereby providing an additional measure of liquidity to meet our obligations should an unexpected variation occur in the future. Net cash flows provided by operating activities in the first three months of 2007 and 2006 were $4.2 million and $6.7 million, respectively. The decrease in our net cash flows provided by operating activities was primarily due to increased claim payment activity in the first quarter of 2007 compared to the 2006 period.
     On November 25, 2003, we entered into a credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a four-year $35.0 million unsecured, revolving line of credit. On July 20, 2006, we amended the agreement with M&T to extend the credit agreement for four years from the date of amendment on substantially the same terms. As of March 31, 2007, we have the ability to borrow $35.0 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus between 1.50% and 1.75%, depending on our leverage ratio. In addition, we pay a fee of 0.15% per annum on the loan commitment amount, regardless of usage. The agreement requires our compliance with certain covenants, which include minimum levels of our net worth, leverage ratio and statutory surplus and A.M. Best ratings of our insurance subsidiaries. During the three months ended March 31, 2007, we had no borrowings outstanding under the credit agreement, and we were in compliance with all requirements of the credit agreement.
     The following table shows our expected payments for significant contractual obligations as of March 31, 2007.

		Less
		than 1	1-3	4-5	After 5
($ in thousands)	Total	year	years	years	years
Net liability for unpaid losses and loss expenses of our insurance subsidiaries	$167,160	$72,336	$76,090	$8,614	$10,120
Subordinated debentures	30,929	—	—	—	30,929

Total contractual obligations	$198,089	$72,336	$76,090	$8,614	$41,049

     We estimate the timing of the amounts for the net liability for unpaid losses and loss expenses of our insurance subsidiaries based on historical experience and expectations of future payment patterns. The liability is shown net of reinsurance recoverable on unpaid losses and loss expenses to reflect expected future cash flows related to such liability. Amounts assumed by Atlantic States from the pooling agreement with Donegal Mutual represent a substantial portion of our insurance subsidiaries’ gross liability for unpaid losses and loss expenses, and amounts ceded by Atlantic States to the pooling agreement represent a substantial portion of our insurance subsidiaries’ reinsurance recoverable on unpaid losses and loss expenses. Future cash settlement of Atlantic States’ assumed liability from the pool will be included in monthly settlements of pooled activity, wherein amounts ceded to and assumed from the pool are netted. Although Donegal Mutual and we do not anticipate any changes in the pool participation levels in the foreseeable future, any such change would be prospective in nature and therefore would not impact the timing of expected payments for Atlantic States’ proportionate liability for pooled losses occurring in periods prior to the effective date of such change.
     The timing of the amounts for the subordinated debentures is based on their contractual maturities. The debentures are redeemable at our option, at par, after five years from their issuance dates as discussed in Note 6 — Subordinated Debentures.
     On March 7, 2007, our board of directors authorized a share repurchase program, pursuant to which we may purchase up to 500,000 shares of our Class A common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions.
     On April 19, 2007, our board of directors declared quarterly cash dividends of 9.0 cents per share for our Class A common stock and 7.75 cents per share for our Class B common stock, payable May 15, 2007 to stockholders of record as of the close of business on May 1, 2007. There are no regulatory restrictions on the payment of dividends to our stockholders, although there are state law restrictions on the payment of dividends from our insurance subsidiaries to us. Our insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis, and are subject to regulations under which payment of dividends from statutory surplus is restricted and may require prior approval of the applicable domiciliary insurance regulatory authorities. Our insurance subsidiaries are subject to risk-based capital (RBC) requirements. At December 31, 2006, our insurance subsidiaries’ capital levels were each substantially above RBC requirements. At January 1, 2007, amounts available for distribution as dividends to us from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities were $26.7 million from Atlantic States, $5.9 million from Southern, $2.5 million from Le Mars and $3.3 million from Peninsula, all of which remained available at March 31, 2007.
     As of March 31, 2007, we had no material commitments for capital expenditures.
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
Risk Factors
     The business, results of operations and financial condition, and therefore the value of our common stock, are subject to a number of risks. For a description of certain risks, reference is made to our 2006 annual report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
     Our market risk generally represents the risk of gain or loss that may result from the potential change in the fair value of our investment portfolio as a result of fluctuations in prices and interest rates and, to a lesser extent, our debt obligations. We attempt to manage our interest rate risk by maintaining an appropriate relationship between the average duration of our investment portfolio and the approximate duration of liabilities, i.e., policy claims of our insurance subsidiaries and debt obligations.
     Other than our continuing shift from taxable to tax-exempt fixed maturity investments, we have maintained approximately the same investment mix and duration of our investment portfolio to our liabilities from December 31, 2006 to March 31, 2007.
     There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2006 through March 31, 2007.

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
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
     Certain forward-looking statements contained herein involve risks and uncertainties. These statements include certain discussions relating to underwriting, premium and investment income volume, business strategies and our business activities during 2007 and beyond. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions. These forward-looking statements reflect our current views about future events, are based on assumptions that reflect current conditions and are subject to known and unknown risks and uncertainties that may cause our actual results to differ materially from those anticipated by these forward-looking statements. Many of the factors that will determine future events or our future results of operations are beyond our ability to control or predict.

Part II. Other Information

Item 1.	Legal Proceedings.
     None.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(d) Maximum
Number (or
			(c) Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	(a) Total Number	(b) Average	of Publicly	Be Purchased Under
	of Shares (or	Price Paid per	Announced Plans	the Plans or
Period	Units) Purchased	Share (or Unit)	or Programs	Programs
Month #1 January 1-31, 2007	Class A — None Class B — None	Class A — None Class B — None	Class A — None Class B — None
Month #2 February 1-28, 2007	Class A — None Class B — 42,044	Class A — None Class B — $18.99	Class A — None Class B — 42,044	(1)
Month #3 March 1-31, 2007	Class A — 5,700 Class B — 3,259	Class A —$16.99 Class B — $18.22	Class A — 5,700 Class B — 3,259	(2) (1)
Total	Class A — 5,700 Class B — 45,303	Class A — $16.99 Class B — $18.94	Class A — 5,700 Class B — 45,303

(1)	Donegal Mutual purchased these shares pursuant to its announcement on August 17, 2004 that it will, at its discretion, purchase shares of our Class A common stock and Class B common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. Such announcement did not stipulate a maximum number of shares that may be purchased under this program.

(2)	We purchased these shares pursuant to our announcement on March 7, 2007 that we will purchase up to 500,000 shares of our Class A common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions.

Item 3.	Defaults upon Senior Securities.
     None.

Item 4.	Submission of Matters to a Vote of Security Holders.
     None.

Item 5.	Other Information.
     None.

Item 6.	Exhibits.

Exhibit No.	Description
Exhibit 31.1	Certification of Chief Executive Officer

Exhibit 31.2	Certification of Chief Financial Officer

Exhibit 32.1	Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Title 18 of the United States Code

Exhibit 32.2	Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Title 18 of the United States Code

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONEGAL GROUP INC.
May 4, 2007	By:	/s/ Donald H. Nikolaus
Donald H. Nikolaus, President
and Chief Executive Officer

May 4, 2007	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Senior Vice President
and Chief Financial Officer