Form 10-Q
period 2007-06-30
DONEGAL GROUP INC
filed 2007-08-06
CIK 800457

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,621,931 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on July 31, 2007.

Part I. Financial Information
Item 1. Financial Statements.
Donegal Group Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets

Investments
Fixed maturities
Held to maturity, at amortized cost	$163,073,794	$169,178,137
Available for sale, at fair value	337,523,470	331,669,778
Equity securities, available for sale, at fair value	45,265,333	40,541,826
Investments in affiliates	8,322,310	8,463,059
Short-term investments, at cost, which approximates fair value	35,292,965	41,484,874

Total investments	589,477,872	591,337,674
Cash	5,782,211	531,756
Accrued investment income	5,906,127	5,769,087
Premiums receivable	54,076,946	49,948,454
Reinsurance receivable	92,495,037	97,677,015
Deferred policy acquisition costs	26,004,059	24,738,929
Deferred tax asset, net	10,344,228	9,085,688
Prepaid reinsurance premiums	49,512,448	44,376,953
Property and equipment, net	5,143,778	5,146,305
Accounts receivable — securities	909,329	262,992
Federal income taxes recoverable	—	998,785
Other	1,702,438	1,824,173

Total assets	$841,354,473	$831,697,811

Liabilities and Stockholders’ Equity

Liabilities
Losses and loss expenses	$251,228,681	$259,022,459
Unearned premiums	210,744,292	196,902,972
Accrued expenses	10,632,642	12,754,012
Reinsurance balances payable	2,377,402	2,034,972
Federal income taxes payable	1,700,330	—
Cash dividends declared to stockholders	—	2,442,958
Subordinated debentures	30,929,000	30,929,000
Accounts payable — securities	—	3,392,329
Due to affiliate	111,970	1,567,091
Drafts payable	654,104	381,744
Other	1,041,614	1,468,012

Total liabilities	509,420,035	510,895,549

Stockholders’ Equity
Preferred stock, $1.00 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 30,000,000 shares, issued 19,896,412 and 19,834,248 shares and outstanding 19,617,667 and 19,689,318 shares	198,964	198,342
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	153,592,137	152,391,301
Accumulated other comprehensive income	2,617,680	5,061,174
Retained earnings	178,436,557	163,986,701
Treasury stock	(2,967,392)	(891,748)

Total stockholders’ equity	331,934,438	320,802,262

Total liabilities and stockholders’ equity	$841,354,473	$831,697,811

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,
	2007	2006
Revenues:
Net premiums earned	$77,574,827	$75,061,105
Investment income, net of investment expenses	5,562,185	5,054,284
Net realized investment gains	60,645	407,248
Lease income	261,886	241,923
Installment payment fees	1,145,633	1,095,927

Total revenues	84,605,176	81,860,487

Expenses:
Net losses and loss expenses	40,548,719	40,783,828
Amortization of deferred policy acquisition costs	12,532,000	11,982,000
Other underwriting expenses	14,925,738	13,115,495
Policy dividends	258,968	150,198
Interest	718,531	691,516
Other expenses	520,987	671,212

Total expenses	69,504,943	67,394,249

Income before income tax expense	15,100,233	14,466,238
Income tax expense	4,319,277	4,245,655

Net income	$10,780,956	$10,220,583

Earnings per common share:
Class A common stock — basic	$0.44	$0.42

Class A common stock — diluted	$0.43	$0.41

Class B common stock — basic and diluted	$0.39	$0.38

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,
	2007	2006

Net income	$10,780,956	$10,220,583
Other comprehensive loss, net of tax
Unrealized loss on securities:
Unrealized holding loss during the period, net of income tax	(2,714,838)	(2,197,945)
Reclassification adjustment, net of income tax	(39,420)	(264,712)

Other comprehensive loss	(2,754,258)	(2,462,657)

Comprehensive income	$8,026,698	$7,757,926

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Revenues:
Net premiums earned	$154,272,646	$149,574,954
Investment income, net of investment expenses	11,066,244	10,038,812
Net realized investment gains	165,430	882,047
Lease income	523,418	484,162
Installment payment fees	2,259,454	2,163,407

Total revenues	168,287,192	163,143,382

Expenses:
Net losses and loss expenses	91,144,146	84,072,340
Amortization of deferred policy acquisition costs	24,950,000	23,868,000
Other underwriting expenses	27,111,476	25,016,752
Policy dividends	507,119	521,970
Interest	1,427,022	1,335,894
Other expenses	1,012,721	1,064,107

Total expenses	146,152,484	135,879,063

Income before income tax expense	22,134,708	27,264,319
Income tax expense	5,863,814	7,913,549

Net income	$16,270,894	$19,350,770

Earnings per common share:
Class A common stock — basic	$0.66	$0.80

Class A common stock — diluted	$0.65	$0.77

Class B common stock — basic and diluted	$0.59	$0.72

Consolidated Statements of Comprehensive Income
(Unaudited)

	Six Months Ended June 30,
	2007	2006

Net income	$16,270,894	$19,350,770
Other comprehensive loss, net of tax
Unrealized loss on securities:
Unrealized holding loss during the period, net of income tax	(2,335,964)	(3,212,795)
Reclassification adjustment, net of income tax	(107,530)	(573,331)

Other comprehensive loss	(2,443,494)	(3,786,126)

Comprehensive income	$13,827,400	$15,564,644

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)
Six Months Ended June 30, 2007

						Accumulated
					Additional	Other			Total
	Class A	Class B	Class A	Class B	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Shares	Shares	Amount	Amount	Capital	Income	Earnings	Stock	Equity
Balance, December 31, 2006	19,834,248	5,649,240	$198,342	$56,492	$152,391,301	$5,061,174	$163,986,701	$(891,748)	$320,802,262
Issuance of common stock (stock compensation plans)	62,164		622		1,123,942				1,124,564
Net income							16,270,894		16,270,894
Cash dividends							(1,781,879)		(1,781,879)
Grant of stock options					39,159		(39,159)		—
Tax benefit on exercise of stock options					37,735				37,735
Repurchase of treasury stock								(2,075,644)	(2,075,644)
Other comprehensive loss						(2,443,494)			(2,443,494)

Balance, June 30, 2007	19,896,412	5,649,240	$198,964	$56,492	$153,592,137	$2,617,680	$178,436,557	$(2,967,392)	$331,934,438

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$16,270,894	$19,350,770

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,257,970	1,480,930
Realized investment gains	(165,430)	(882,047)
Changes in assets and liabilities:
Losses and loss expenses	(7,793,778)	7,093,331
Unearned premiums	13,841,320	10,428,996
Premiums receivable	(4,128,492)	(2,212,937)
Deferred acquisition costs	(1,265,130)	(901,405)
Deferred income taxes	57,189	136,825
Reinsurance receivable	5,181,978	(10,131,505)
Prepaid reinsurance premiums	(5,135,495)	(3,735,200)
Accrued investment income	(137,040)	168,340
Due from affiliate	(1,455,121)	(2,562,253)
Reinsurance balances payable	342,430	210,206
Current income taxes	2,699,115	(638,149)
Accrued expenses	(2,121,370)	(2,438,868)
Other, net	(32,293)	39,949

Net adjustments	1,145,853	(3,943,787)

Net cash provided by operating activities	17,416,747	15,406,983

Cash Flows from Investing Activities:
Purchases of fixed maturities:
Available for sale	(30,111,074)	(35,028,111)
Purchases of equity securities, available for sale	(9,270,207)	(17,436,266)
Maturity of fixed maturities:
Held to maturity	5,758,307	2,647,616
Available for sale	16,031,612	9,880,608
Sales of fixed maturities:
Available for sale	—	15,428,417
Sales of equity securities, available for sale	4,765,861	10,553,932
Net decrease (increase) in investment in affiliates	61,144	(21,285)
Net purchase of property and equipment	(455,662)	(414,451)
Net sales (purchases) of short-term investments	6,191,909	(3,802,064)

Net cash used in investing activities	(7,028,110)	(18,191,604)

Cash Flows from Financing Activities:
Cash dividends paid	(4,224,837)	(3,773,809)
Issuance of common stock	1,124,564	4,171,642
Repurchase of treasury stock	(2,075,644)	—
Tax benefit on exercise of stock options	37,735	1,728,072

Net cash provided by (used in) financing activities	(5,138,182)	2,125,905

Net increase (decrease) in cash	5,250,455	(658,716)
Cash at beginning of period	531,756	3,811,011

Cash at end of period	$5,782,211	$3,152,295

Cash paid during period — Interest	$1,424,785	$1,296,090
Net cash paid during period — Taxes	$3,050,000	$6,675,000
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
     At June 30, 2007, Donegal Mutual held approximately 42% of our outstanding Class A common stock and approximately 72% of our outstanding Class B common stock.
     Atlantic States, our largest subsidiary, and Donegal Mutual have a pooling agreement under which both companies proportionately share their combined underwriting results, excluding certain reinsurance assumed by Donegal Mutual from our insurance subsidiaries. See Note 4 — Reinsurance for more information regarding the pooling agreement.
     On March 7, 2007, our board of directors authorized a share repurchase program, pursuant to which we may purchase up to 500,000 shares of our Class A common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. During the second quarter of 2007, we purchased 128,115 shares of our Class A common stock under this program.
2 — Basis of Presentation
     Our financial information for the interim periods included herein is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods included herein. Our results of operations for the six months ended June 30, 2007 are not necessarily indicative of our results of operations to be expected for the twelve months ending December 31, 2007.
     These interim financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2006.
3 — Earnings Per Share
     We have two classes of common stock, which we refer to as Class A common stock and Class B common stock. Our Class A common stock is entitled to cash dividends that are at least 10% higher than those declared and paid on our Class B common stock. Accordingly, we use the two-class method for the computation of earnings per common share pursuant to Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” The two-class method is an earnings allocation formula that determines earnings per share separately for each class of common stock based on dividends declared and an allocation of remaining undistributed earnings using a participation percentage reflecting the dividend rights of each class. A reconciliation of the numerators and denominators used in the basic and diluted per share computations is presented below for each class of stock:

	(dollars in thousands, except per share data)
	2007		2006
For the Three Months Ended June 30:	Class A	Class B	Class A	Class B

Basic net income per share:
Numerator:
Allocation of net income	$8,589	$2,192	$8,120	$2,101

Denominator:
Weighted-average shares outstanding	19,684,922	5,576,775	19,325,683	5,576,775

Basic net income per share	$0.44	$0.39	$0.42	$0.38

Diluted net income per share:
Numerator:
Allocation of net income	$8,589	$2,192	$8,120	$2,101

Denominator:
Number of shares used in basic computation	19,684,922	5,576,775	19,325,683	5,576,775

Weighted-average effect of dilutive securities
Add: Director and employee stock options	251,136	—	648,293	—

Number of shares used in per share computations	19,936,058	5,576,775	19,973,976	5,576,775

Diluted net income per share	$0.43	$0.39	$0.41	$0.38

	(dollars in thousands, except per share data)
	2007		2006
For the Six Months Ended June 30:	Class A	Class B	Class A	Class B

Basic net income per share:
Numerator:
Allocation of net income	$12,956	$3,315	$15,333	$4,018

Denominator:
Weighted-average shares outstanding	19,698,486	5,576,775	19,196,186	5,576,775

Basic net income per share	$0.66	$0.59	$0.80	$0.72

Diluted net income per share:
Numerator:
Allocation of net income	$12,956	$3,315	$15,333	$4,018

Denominator:
Number of shares used in basic computation	19,698,486	5,576,775	19,196,186	5,576,775

Weighted-average effect of dilutive securities
Add: Director and employee stock options	327,581	—	670,131	—

Number of shares used in per share computations	20,026,067	5,576,775	19,866,317	5,576,775

Diluted net income per share	$0.65	$0.59	$0.77	$0.72

Options to purchase the following number of shares of Class A common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price during the relevant period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Number of shares	1,064,000	—	1,051,667	—

We have historically presented a single EPS amount, rather than using the two-class method. During the preparation of our second quarter financial statements, we determined that the two-class presentation is appropriate for all periods following our recapitalization in 2001. We have evaluated the impact of not using the two-class method in our previously issued financial statements and have concluded that the effect is not material. The following table presents EPS amounts using the two-class method for the years ended December 31, 2006, 2005 and 2004:

	2006		2005		2004
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Class A	$1.65	$1.60	$1.57	$1.51	$1.38	$1.32

Class B	$1.48	$1.48	$1.41	$1.41	$1.25	$1.24

As previously reported	$1.61	$1.57	$1.54	$1.49	$1.35	$1.31

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
     In addition to the pooling agreement and third-party reinsurance, Atlantic States, Southern, Le Mars and Peninsula have various reinsurance agreements with Donegal Mutual.

     There were no significant changes to the pooling agreement, third-party reinsurance or other reinsurance agreements between our insurance subsidiaries and Donegal Mutual during the six months ended June 30, 2007.
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

	Three Months Ended
	June 30,
	2007	2006
	($ in thousands)
Revenues:
Premiums earned:
Commercial lines	$28,972	$28,986
Personal lines	48,603	46,075

Net premiums earned	77,575	75,061
Net investment income	5,562	5,054
Realized investment gains	61	407
Other	1,407	1,338

Total revenues	$84,605	$81,860

Income before income taxes:
Underwriting income:
Commercial lines	$7,978	$4,937
Personal lines	524	3,124

SAP underwriting income	8,502	8,061
GAAP adjustments	807	969

GAAP underwriting income	9,309	9,030
Net investment income	5,562	5,054
Realized investment gains	61	407
Other	168	(25)

Income before income taxes	$15,100	$14,466

	Six Months Ended
	June 30,
	2007	2006
	($ in thousands)
Revenues:
Premiums earned:
Commercial lines	$57,552	$57,866
Personal lines	96,721	91,709

Net premiums earned	154,273	149,575
Net investment income	11,066	10,039
Realized investment gains	165	882
Other	2,783	2,647

Total revenues	$168,287	$163,143

Income before income taxes:
Underwriting income (loss):
Commercial lines	$10,933	$8,925
Personal lines	(1,993)	5,504

SAP underwriting income	8,940	14,429
GAAP adjustments	1,620	1,667

GAAP underwriting income	10,560	16,096
Net investment income	11,066	10,039
Realized investment gains	165	882
Other	344	247

Income before income taxes	$22,135	$27,264

6— Subordinated Debentures
     On May 15, 2003, we received $15.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on May 15, 2033 and are callable at our option, at par, after five years. The debentures carry an interest rate equal to the three-month LIBOR rate plus 4.10%, which is adjustable quarterly. At June 30, 2007, the interest rate on the debentures was 9.46%.
     On October 29, 2003, we received $10.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on October 29, 2033 and are callable at our option, at par, after five years. The debentures carry an interest rate equal to the three-month LIBOR rate plus 3.85%, which is adjustable quarterly. At June 30, 2007, the interest rate on the debentures was 9.21%.
     On May 24, 2004, we received $5.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on May 24, 2034 and are callable at our option, at par, after five years. The debentures carry an interest rate equal to the three-month LIBOR rate plus 3.85%, which is adjustable quarterly. At June 30, 2007, the interest rate on the debentures was 9.21%.
7— Share-Based Compensation
     Effective January 1, 2006, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. In determining the expense to be recorded for stock options granted to directors and employees of our subsidiaries and affiliates other than Donegal Mutual, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The significant assumptions utilized in applying the Black-Scholes option pricing model are the risk-free interest rate, expected term, dividend yield, and expected volatility.
     Under SFAS No. 123(R), the compensation expense for our stock compensation plans that has been charged against income before income taxes was $154,143 and $99,983 for the six months ended June 30, 2007 and 2006, respectively, with a corresponding income tax benefit of $53,950 and $34,994, respectively. As of June 30, 2007, our total unrecognized compensation cost related to nonvested share-based compensation granted under our stock compensation plans was $449,198. The cost is expected to be recognized over a weighted average period of 2.5 years.
     SFAS No. 123(R) does not set accounting requirements for share-based compensation to nonemployees. We continue to account for share-based compensation to employees and directors of Donegal Mutual under the provisions of FIN No. 44 and EITF 00-23, which state that when employees of a controlling entity are granted share-based compensation, the entity granting the share-based compensation should measure the fair value of the award at the grant date and recognize the fair value as a dividend to the controlling entity. These provisions apply to options granted to employees and directors of Donegal Mutual, the employer of record for the majority of employees that provide services to us. Implied dividends of $39,159 and $58,870 were recorded for the six months ended June 30, 2007 and 2006, respectively.
     Cash received from option exercises under all stock compensation plans for the six months ended June 30, 2007 and 2006 was $129,170 and $3,490,968, respectively. The actual tax benefit realized for the tax deductions from option exercises of share-based compensation was $37,735 and $1,728,072 for the six months ended June 30, 2007 and 2006, respectively.
8 — Impact of New Accounting Standards
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Effective January 1, 2007, we adopted FIN No. 48. As of January 1, 2007, we had no material unrecognized tax benefits or accrued interest and penalties. Our policy is to account for interest as a component of interest expense and penalties as a component of other expense. Federal tax years 2003 through 2006 were open for examination as of January 1, 2007. The adoption of FIN No. 48 did not have a significant effect on our results of operations or financial condition.
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
     Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions as to our insurance subsidiaries’ internal operations. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and stability in economic conditions and the rate of loss cost inflation. For example, our insurance subsidiaries have experienced a decrease in claims frequency on bodily injury liability claims during the past several years while claims severity has gradually increased. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on bodily injury claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Internal assumptions include accurate measurement of the impact of rate changes and changes in policy provisions and consistency in the quality and characteristics of business written within a given line of business, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries attempt to make appropriate adjustments for such changes in their reserves. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at June 30, 2007. For every 1% change in our estimate for loss and loss expense reserves of our insurance subsidiaries, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $1.6 million.
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
     Our insurance subsidiaries’ liability for losses and loss expenses by major line of business as of June 30, 2007 and December 31, 2006 consisted of the following:

	June 30,	December 31,
	2007	2006
(dollars in thousands)

Commercial lines:
Automobile	$22,674	$23,406
Workers’ compensation	39,002	39,563
Commercial multi-peril	24,976	25,994
Other	2,468	2,633

Total commercial lines	89,120	91,596

Personal lines:
Automobile	58,528	59,657
Homeowners	10,825	10,360
Other	1,672	1,699

Total personal lines	71,025	71,716

Total commercial and personal lines	160,145	163,312
Plus reinsurance recoverable	91,084	95,710

Total liability for losses and loss expenses	$251,229	$259,022

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

	Adjusted Loss and
	Loss Expense		Adjusted Loss and
Change in Loss	Reserves Net of	Percentage Change	Loss Expense	Percentage Change
and Loss Expense	Reinsurance as of	in Equity as of	Reserves Net of	in Equity as of
Reserves Net of	June 30,	June 30,	Reinsurance as of	December 31,
Reinsurance	2007	2007(1)	December 31, 2006	2006(1)
		(dollars in thousands)

(10.0)%	$144,131	3.1%	$146,981	3.3%
(7.5)	148,134	2.4	151,064	2.5
(5.0)	152,138	1.6	155,146	1.7
(2.5)	156,141	0.8	159,229	0.8
Base	160,145	—	163,312	—
2.5	164,149	-0.8	167,395	-0.8
5.0	168,152	-1.6	171,478	-1.7
7.5	172,156	-2.4	175,560	-2.5
10.0	176,160	-3.1	179,643	-3.3

(1)	Net of income tax effect.

Investments
     We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value, which generally represents quoted market prices.
     We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at June 30, 2007 as follows:

	Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$13,978,279	$71,550	$76,439,197	$1,869,326
Obligations of states and political subdivisions	130,372,218	1,705,407	50,936,975	1,264,131
Corporate securities	9,818,157	131,093	3,785,652	66,755
Mortgage-backed securities	24,587,444	482,278	32,513,801	1,177,029
Equity securities	22,413,513	555,601	520,275	79,725

Totals	$201,169,611	$2,945,929	$164,195,900	$4,456,966

     Of the total fixed maturity securities with an unrealized loss at June 30, 2007, we classified securities with a fair value of $226.7 million and an unrealized loss of $4.5 million as available for sale and carried them at fair value on our balance sheet, while we classified securities with a fair value of $115.7 million and an unrealized loss of $2.3 million as held to maturity on our balance sheet and carried them at amortized cost.
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
     We make estimates concerning the valuation of our investments and the recognition of other than temporary declines in the value of our investments. When we consider the decline in value of an individual investment to be other than temporary, we write down the investment to its estimated net realizable value, and the amount of the write-down is reflected as a realized loss in our results of operations. We individually monitor all investments for other than temporary declines in value. Generally, if an individual equity security has depreciated in value by more than 20% of original cost, and has been in an unrealized loss position for more than six months, we assume there has been an other than temporary decline in value. With respect to debt securities, we assume there has been an other than temporary decline in value if it is probable that we will not receive contractual payments. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including the fair value of the investment being significantly below its cost, the deteriorating financial condition of the issuer of a security and the occurrence of industry, company and geographic events that have negatively impacted the value of a security or rating agency downgrades. We determined that certain investments trading below cost had declined on an other than temporary basis during the first six months of 2007 and 2006. Losses of $98,000 and $47,538 were included in net realized investment gains for these investments in the first six months of 2007 and 2006, respectively.
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

Results of Operations — Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
     Net Premiums Written. Net premiums written for the three months ended June 30, 2007 were $83.1 million, an increase of $3.0 million, or 3.7%, over the comparable period in 2006. Commercial lines net premiums written were unchanged from the comparable period in 2006. Personal lines net premiums written increased $2.9 million, or 5.8%, in the second quarter of 2007 compared to the comparable period in 2006. We benefited during the second quarter of 2007 from the addition of new business related to increased agent utilization of our WritePro and WriteBiz automated underwriting and policy issuance systems.
     Net Premiums Earned. Net premiums earned increased to $77.6 million for the second quarter of 2007, an increase of $2.5 million, or 3.3%, over the second quarter of 2006. Our insurance subsidiaries earn premiums and recognize them as revenue over the terms of their policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding twelve-month period compared to the comparable period one year earlier.
     Investment Income. For the three months ended June 30, 2007, our net investment income increased 10.0% to $5.6 million, compared to $5.1 million for the comparable period one year ago. An increase in average invested assets from $555.7 million in the second quarter of 2006 to $591.0 million in the second quarter of 2007 and an increase in the annualized average rate of return on investments from 3.6% for the second quarter of 2006 to 3.8% for the second quarter of 2007 accounted for the increase in net investment income. The increase in our annualized average return reflects higher short-term interest rates during the second quarter of 2007 compared to the comparable period a year earlier. These increases were offset in part by decreases in our annualized average rate of return due to our increased holdings of tax-exempt fixed maturities in our investment portfolio during the second quarter of 2007 compared to the comparable period a year earlier. The increased holdings of tax-exempt fixed maturities in 2007 resulted from a continuing shift from taxable to tax-exempt fixed maturities in order to obtain more favorable after-tax yields.
     Net Realized Investment Gains. Net realized investment gains in the second quarter of 2007 were $60,645, compared to $407,248 for the comparable period in 2006. During the second quarter of 2007 and 2006, impairment losses of $98,000 and $0, respectively, were included in net realized investment gains. The remaining net realized investment gains and losses in both periods resulted from normal turnover within our investment portfolio.
     Losses and Loss Expenses. The loss ratio of our insurance subsidiaries, which is the ratio of incurred losses and loss expenses to premiums earned, for the second quarter of 2007 was 52.3%, compared to 54.3% for the second quarter of 2006. The commercial lines loss ratio decreased to 38.3% for the second quarter of 2007, compared to 50.1% for the second quarter of 2006, primarily due to decreases in the commercial mutli-peril, workers compensation and commercial automobile loss ratios as a result of decreases in claim severity in those lines of business. The personal lines loss ratio increased from 57.2% for the second quarter of 2006 to 60.4% for the second quarter of 2007 due to an increase in the homeowners’ loss ratio primarily related to increases in claim frequency and severity in that line of business. Net losses incurred during the quarter benefited from a continuation of favorable prior accident year reserve development resulting from the settlements of open claims.
     Underwriting Expenses. The expense ratio, which is the ratio of policy acquisition costs and other underwriting expenses to premiums earned, for the second quarter of 2007 and 2006 was 35.4% and 33.5%, respectively. The increased expense ratio reflected additional expenses incurred for the production of new business growth and increased underwriting-based incentive costs. The increase in underwriting-based incentive costs was directly related to the significant improvement in underwriting results during the second quarter of 2007 compared to those posted in the first quarter of 2007.
     Combined Ratio. Our combined ratio of our insurance subsidiaries was 88.0% for both periods. The combined ratio represents the sum of the loss ratio, expense ratio and dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned.

     Interest Expense. Interest expense for the second quarter of 2007 was $718,531, compared to $691,516 for the second quarter of 2006, and reflected an increase in average interest rates on our subordinated debentures in the second quarter of 2007 compared to the comparable period in 2006.
     Income Taxes. Income tax expense was $4.3 million for the second quarter of 2007, representing an effective tax rate of 28.6%, compared to $4.2 million for the second quarter of 2006, representing an effective tax rate of 29.3%. The change in effective tax rates is primarily due to tax-exempt interest income representing a larger proportion of income before income tax expense in the 2007 period compared to the 2006 period.
     Net Income and Earnings Per Share. Our net income for the second quarter of 2007 was $10.8 million, or $.43 per share of Class A common stock and $.39 per share of Class B common stock on a diluted basis, compared to net income of $10.2 million, or $.41 per share of Class A common stock and $.38 per share of Class B common stock on a diluted basis, reported for the second quarter of 2006. Our fully diluted Class A shares outstanding for the second quarter of 2007 decreased to 19.9 million, compared to 20.0 million for the second quarter of 2006, as a result of our repurchase of outstanding stock. Our Class B shares outstanding were unchanged at 5.6 million.
Results of Operations — Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
     Net Premiums Written. Net premiums written for the six months ended June 30, 2007 were $163.0 million, an increase of $6.7 million, or 4.3%, over the comparable period in 2006. Commercial lines net premiums written increased $1.4 million, or 2.3%, in the first half of 2007 compared to the comparable period in 2006. Personal lines net premiums written increased $5.3 million, or 5.6%, in the first half of 2007 compared to the comparable period in 2006.
     Net Premiums Earned. Net premiums earned increased to $154.3 million for the first half of 2007, an increase of $4.7 million, or 3.1%, over the first half of 2006. Premiums are earned, or recognized as revenue, over the terms of our policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding twelve-month period compared to the comparable period one year earlier.
     Investment Income. For the six months ended June 30, 2007, our net investment income increased 11.0% to $11.1 million, compared to $10.0 million for the comparable period one year ago. An increase in average invested assets from $554.5 million in the first half of 2006 to $590.4 million in the first half of 2007 and an increase in the annualized average rate of return on investments from 3.6% for the first half of 2006 to 3.7% for the first half of 2007 accounted for the increase in net investment income. We realized increases in our annualized average rate of return as a result of a shift from short-term investments to higher yielding fixed maturities in our investment portfolio in 2006 as well as higher short-term interest rates during the first half of 2007 compared to the comparable period a year earlier. These increases were offset in part by decreases in our annualized average rate of return on increased holdings of tax-exempt fixed maturities in our investment portfolio during the first half of 2007 compared to the comparable period a year earlier.
     Net Realized Investment Gains. Net realized investment gains in the first half of 2007 were $165,430, compared to $882,047 for the comparable period in 2006. Impairment charges of $98,000 were recognized in the first half of 2007, compared to impairment charges of $47,538 recognized in the first half of 2006. The impairment charges for both periods were the result of declines in the market value of equity securities that we deemed to be other than temporary. The remaining net realized investment gains and losses in both periods resulted from normal turnover within our investment portfolio.
     Losses and Loss Expenses. Our loss ratio in the first half of 2007 was 59.1%, compared to 56.2% in the first half of 2006. The commercial lines loss ratio improved to 47.1% in the first half of 2007, compared to 51.4% in the first half of 2006, primarily due to improved experience in our worker’s compensation line of business. The personal lines loss ratio increased from 59.6% in the first half of 2006 to 66.3% in the first half of 2007 due to increased claim severity in our personal automobile and homeowners lines of business.
     Underwriting Expenses. Our expense ratio for the first half of 2007 was 33.8%, compared to 32.7% in the first half of 2006. The increase in the first half of 2007 expense ratio reflects additional costs incurred in the production of new business growth.
     Combined Ratio. Our combined ratio was 93.2% and 89.2% for the six months ended June 30, 2007 and 2006, respectively. The combined ratio represents the sum of the loss ratio, expense ratio and dividend ratio. The increase in the combined ratio was largely attributable to the increase in the loss ratio for the 2007 period compared to the 2006 period.
     Interest Expense. Interest expense for the first half of 2007 was $1.4 million, compared to $1.3 million for the first half of 2006, and reflected an increase in average interest rates on our subordinated debentures in the first six months of 2007 compared to the comparable period in 2006.
     Income Taxes. Income tax expense was $5.9 million for the first half of 2007, representing an effective tax rate of 26.5%, compared to $7.9 million for the first half of 2006, representing an effective tax rate of 29.0%. The change in effective tax rates is primarily due to tax-exempt interest income representing a greater proportion of net income before taxes in the 2007 period compared to the 2006 period.
     Net Income and Earnings Per Share. Our net income for the first half of 2007 was $16.3 million, or $.65 per share of Class A common stock and $.59 per share of Class B common stock on a diluted basis, a decrease of 16.0% over our net income of 19.4 million, or $.77 per share of Class A common stock and $.72 per share of Class B common stock on a diluted basis, for the first half of 2006. Our fully diluted Class A shares outstanding for the first half of 2007 increased to 20.6 million, compared to 19.8 million for the first half of 2006. Our Class B shares outstanding were unchanged at 5.6 million.
Liquidity and Capital Resources
     Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as they arise. Our major sources of funds from operations are the net cash flows generated from our insurance subsidiaries’ underwriting results, investment income and maturing investments.
     We have historically generated sufficient net positive cash flow from our operations to fund our commitments and build our investment portfolio, thereby increasing future investment returns. The impact of the pooling agreement with Donegal Mutual historically has been cash flow positive because of the historical underwriting profitability of the pool. The pool is settled monthly, thereby resulting in cash flows substantially similar to cash flows that would result from the underwriting of direct business. We have not experienced any unusual variations in the timing of claim payments associated with the loss reserves of our insurance subsidiaries. We maintain a high degree of liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. Our fixed-maturity investment portfolio is structured following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective, thereby providing an additional measure of liquidity to meet our obligations should an unexpected variation occur in the future. Net cash flows provided by operating activities in the first six months of 2007 and 2006 were $17.4 million and $15.4 million, respectively.
     On November 25, 2003, we entered into a credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a four-year $35.0 million unsecured, revolving line of credit. On July 20, 2006, we amended the agreement with M&T to extend the credit agreement for four years from the date of amendment on substantially the same terms. As of June 30, 2007, we have the ability to borrow $35.0 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus between 1.50% and 1.75%, depending on our leverage ratio. In addition, we pay a fee of 0.15% per annum on the loan commitment amount, regardless of usage. The agreement requires our compliance with certain covenants, which include minimum levels of our net worth, leverage ratio and statutory surplus and A.M. Best ratings of our insurance subsidiaries. During the six months ended June 30, 2007, we had no borrowings outstanding under the credit agreement, and we were in compliance with all requirements of the credit agreement.
     The following table shows our expected payments for significant contractual obligations as of June 30, 2007.

		Less
		than 1	1-3	4-5	After 5
($ in thousands)	Total	year	years	years	years

Net liability for unpaid losses and loss expenses of our insurance subsidiaries	$160,145	$70,278	$71,715	$8,269	$9,883
Subordinated debentures	30,929	—	—	—	30,929

Total contractual obligations	$191,074	$70,278	$71,715	$8,269	$40,812

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
     On March 7, 2007, our board of directors authorized a share repurchase program, pursuant to which we may purchase up to 500,000 shares of our Class A common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. During the second quarter of 2007, we purchased 128,115 shares of our Class A common stock under this program.
     On July 19, 2007, our board of directors declared quarterly cash dividends of 9.0 cents per share for our Class A common stock and 7.75 cents per share for our Class B common stock, payable August 15, 2007 to stockholders of record as of the close of business on August 1, 2007. There are no regulatory restrictions on the payment of dividends to our stockholders, although there are state law restrictions on the payment of dividends from our insurance subsidiaries to us. Our insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis, and are subject to regulations under which payment of dividends from statutory surplus is restricted and may require prior approval of the applicable domiciliary insurance regulatory authorities. Our insurance subsidiaries are subject to risk-based capital (RBC) requirements. At December 31, 2006, our insurance subsidiaries’ capital levels were each substantially above RBC requirements. At January 1, 2007, amounts available for distribution as dividends to us from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities were $26.7 million from Atlantic States, $5.9 million from Southern, $2.5 million from Le Mars and $3.3 million from Peninsula, all of which remained available at June 30, 2007.
     As of June 30, 2007, we had no material commitments for capital expenditures.
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
     Other than our continuing shift from taxable to tax-exempt fixed maturity investments, we have maintained approximately the same investment mix and duration of our investment portfolio to our liabilities from December 31, 2006 to June 30, 2007.
     There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2006 through June 30, 2007.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     We conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we (including our consolidated subsidiaries) are required to disclose in our periodic filings with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Part II. Other Information
Item 1. Legal Proceedings.
     None.
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as Part	Shares (or Units)
	(a) Total Number of	(b) Average	of Publicly	that May Yet Be
	Shares (or Units)	Price Paid per	Announced Plans or	Purchased Under the
Period	Purchased	Share (or Unit)	Programs	Plans or Programs

Month #1	Class A — 13,000	Class A — $15.45	Class A — 13,000	(2)
April 1-30, 2007	Class B — 394	Class B — $17.40	Class B — 394	(1)

Month #2	Class A — 81,292	Class A — $15.59	Class A — 81,292	(2)
May 1-31, 2007	Class B — 66,835	Class B — $18.96	Class B — 66,835	(1)

	Class A — 2,800	Class A —$14.87	Class A — 2,800	(1)
Month #3	Class A — 33,823	Class A —$15.10	Class A — 33,823	(2)
June 1-30, 2007	Class B — 1,534	Class B — $18.29	Class B — 1,534	(1)

	Class A — 130,915	Class A — $15.43	Class A — 130,915
Total	Class B — 68,763	Class B — $18.78	Class B — 68,763

(1)	Donegal Mutual purchased these shares pursuant to its announcement on August 17, 2004 that it will, at its discretion, purchase shares of our Class A common stock and Class B common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. Such announcement did not stipulate a maximum number of shares that may be purchased under this program.

(2)	We purchased these shares pursuant to our announcement on March 7, 2007 that we will purchase up to 500,000 shares of our Class A common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions.
Item 3. Defaults upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     We held our annual meeting of stockholders on April 19, 2007 (the “Meeting”), with the following results:
     The total number of votes represented at the Meeting in person or by proxy was 7,363,281 of the 7,548,285 votes for holders of common stock outstanding and entitled to vote at the Meeting.
     On the resolution to elect John J. Lyons, S. Trezevant Moore, Jr. and R. Richard Sherbahn as Class C Directors to serve until the expiration of their respective terms and until their successors are duly elected, the nominees for director received the number of votes set forth opposite their respective names below:

	Number of Votes
	For	Withheld
John J. Lyons	7,271,159	92,122
S. Trezevant Moore, Jr.	7,288,391	74,890
R. Richard Sherbahn	6,711,363	651,918
     There were no abstentions or broker non-votes recorded. On the basis of the above vote, John J. Lyons, S. Trezevant Moore, Jr. and R. Richard Sherbahn were elected as Class C Directors to serve until the expiration of their respective terms and until their successors are duly elected.
     On the resolution to approve the 2007 Equity Incentive Plan for Employees, the following votes were received: 5,740,362 votes for the resolution, 811,642 votes against the resolution and 27,016 abstentions. On the basis of such vote, the 2007 Equity Incentive Plan for Employees was approved.
     On the resolution to approve the 2007 Equity Incentive Plan for Directors, the following votes were received: 6,256,915 votes for the resolution, 285,755 votes against the resolution and 36,350 abstentions. On the basis of such vote, the 2007 Equity Incentive Plan for Directors was approved.
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

DONEGAL GROUP INC.
August 6, 2007	By:	/s/ Donald H. Nikolaus
Donald H. Nikolaus, President
and Chief Executive Officer

August 6, 2007	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Senior Vice President
and Chief Financial Officer