Form 10-Q
period 2007-09-30
DONEGAL GROUP INC
filed 2007-11-05
CIK 800457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,699,824 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on October 31, 2007.

Part I. Financial Information
Item 1. Financial Statements.
Donegal Group Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets

Investments
Fixed maturities
Held to maturity, at amortized cost	$160,465,027	$169,178,137
Available for sale, at fair value	344,896,275	331,669,778
Equity securities, available for sale, at fair value	43,959,677	40,541,826
Investments in affiliates	8,534,363	8,463,059
Short-term investments, at cost, which approximates fair value	39,050,848	41,484,874

Total investments	596,906,190	591,337,674
Cash	4,813,922	531,756
Accrued investment income	5,645,234	5,769,087
Premiums receivable	53,571,359	49,948,454
Reinsurance receivable	90,552,163	97,677,015
Deferred policy acquisition costs	26,909,245	24,738,929
Deferred tax asset, net	8,238,442	9,085,688
Prepaid reinsurance premiums	49,776,570	44,376,953
Property and equipment, net	5,536,132	5,146,305
Accounts receivable — securities	4,670,117	262,992
Federal income taxes recoverable	—	998,785
Other	1,521,788	1,824,173

Total assets	$848,141,162	$831,697,811

Liabilities and Stockholders’ Equity

Liabilities
Losses and loss expenses	$242,000,329	$259,022,459
Unearned premiums	213,329,263	196,902,972
Accrued expenses	11,716,963	12,754,012
Reinsurance balances payable	2,593,018	2,034,972
Federal income taxes payable	712,477	—
Cash dividends declared to stockholders	—	2,442,958
Subordinated debentures	30,929,000	30,929,000
Accounts payable — securities	—	3,392,329
Due to affiliate	485,463	1,567,091
Drafts payable	624,793	381,744
Other	1,245,518	1,468,012

Total liabilities	503,636,824	510,895,549

Stockholders’ Equity
Preferred stock, $1.00 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 30,000,000 shares, issued 19,961,708 and 19,834,248 shares and outstanding 19,651,051 and 19,689,318 shares	199,617	198,342
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	154,417,449	152,391,301
Accumulated other comprehensive income	5,854,057	5,061,174
Retained earnings	187,428,952	163,986,701
Treasury stock	(3,452,229)	(891,748)

Total stockholders’ equity	344,504,338	320,802,262

Total liabilities and stockholders’ equity	$848,141,162	$831,697,811

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,
	2007	2006
Revenues:
Net premiums earned	$77,609,940	$75,705,387
Investment income, net of investment expenses	5,812,669	5,385,705
Net realized investment gains	488,226	152,694
Lease income	267,741	243,998
Installment payment fees	1,262,255	1,131,873

Total revenues	85,440,831	82,619,657

Expenses:
Net losses and loss expenses	41,011,053	42,555,787
Amortization of deferred policy acquisition costs	12,940,000	12,152,000
Other underwriting expenses	14,218,116	12,549,734
Policy dividends	360,885	520,147
Interest	733,558	725,994
Other expenses	484,168	489,804

Total expenses	69,747,780	68,993,466

Income before income tax expense	15,693,051	13,626,191
Income tax expense	4,480,623	3,807,890

Net income	$11,212,428	$9,818,301

Earnings per common share:
Class A common stock — basic	$0.45	$0.40

Class A common stock — diluted	$0.45	$0.39

Class B common stock — basic and diluted	$0.41	$0.36

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,
	2007	2006
Net income	$11,212,428	$9,818,301
Other comprehensive income, net of tax
Unrealized gains on securities:
Unrealized holding gain during the period, net of income tax	3,553,723	5,416,304
Reclassification adjustment, net of income tax	(317,346)	(99,251)

Other comprehensive income	3,236,377	5,317,053

Comprehensive income	$14,448,805	$15,135,354

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Revenues:
Net premiums earned	$231,882,586	$225,280,341
Investment income, net of investment expenses	16,878,913	15,424,517
Net realized investment gains	653,656	1,034,741
Lease income	791,159	728,160
Installment payment fees	3,521,709	3,295,280

Total revenues	253,728,023	245,763,039

Expenses:
Net losses and loss expenses	132,155,199	126,628,127
Amortization of deferred policy acquisition costs	37,890,000	36,020,000
Other underwriting expenses	41,329,592	37,566,486
Policy dividends	868,004	1,042,117
Interest	2,160,580	2,061,888
Other expenses	1,496,889	1,553,911

Total expenses	215,900,264	204,872,529

Income before income tax expense	37,827,759	40,890,510
Income tax expense	10,344,437	11,721,439

Net income	$27,483,322	$29,169,071

Earnings per common share:
Class A common stock — basic	$1.11	$1.20

Class A common stock — diluted	$1.10	$1.16

Class B common stock — basic and diluted	$1.00	$1.08

Consolidated Statements of Comprehensive Income
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Net income	$27,483,322	$29,169,071
Other comprehensive income, net of tax
Unrealized gains on securities:
Unrealized holding gain during the period, net of income tax	1,217,759	2,203,509
Reclassification adjustment, net of income tax	(424,876)	(672,582)

Other comprehensive income	792,883	1,530,927

Comprehensive income	$28,276,205	$30,699,998

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)
Nine Months Ended September 30, 2007

						Accumulated
					Additional	Other			Total
					Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Capital	Income	Earnings	Stock	Equity
Balance, December 31, 2006	19,834,248	5,649,240	$198,342	$56,492	$152,391,301	$5,061,174	$163,986,701	$(891,748)	$320,802,262

Issuance of common stock (stock compensation plans)	127,460		1,275		1,765,742				1,767,017

Net income							27,483,322		27,483,322

Cash dividends							(3,979,630)		(3,979,630)

Grant of stock options					61,441		(61,441)		—

Tax benefit on exercise of stock options					198,965				198,965

Repurchase of treasury stock								(2,560,481)	(2,560,481)

Other comprehensive income						792,883			792,883

Balance, September 30, 2007	19,961,708	5,649,240	$199,617	$56,492	$154,417,449	$5,854,057	$187,428,952	$(3,452,229)	$344,504,338

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$27,483,322	$29,169,071

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,884,993	2,023,178
Realized investment gains	(653,656)	(1,034,741)
Changes in assets and liabilities:
Losses and loss expenses	(17,022,130)	3,879,739
Unearned premiums	16,426,291	16,222,983
Premiums receivable	(3,622,905)	(3,716,410)
Deferred acquisition costs	(2,170,316)	(1,745,471)
Deferred income taxes	420,310	80,140
Reinsurance receivable	7,124,852	(6,971,344)
Prepaid reinsurance premiums	(5,399,617)	(4,841,743)
Accrued investment income	123,853	112,301
Due from affiliate	(1,081,628)	(1,084,938)
Reinsurance balances payable	558,046	191,316
Current income taxes	1,711,262	40,454
Accrued expenses	(1,037,049)	(1,656,943)
Other, net	322,942	(688,352)

Net adjustments	(2,414,752)	810,169

Net cash provided by operating activities	25,068,570	29,979,240

Cash Flows from Investing Activities:
Purchases of fixed maturities:
Available for sale	(38,785,682)	(76,896,066)
Purchases of equity securities, available for sale	(16,762,862)	(24,918,543)
Maturity of fixed maturities:
Held to maturity	8,204,300	6,869,266
Available for sale	21,994,045	25,290,261
Sales of fixed maturities:
Available for sale	—	18,143,309
Sales of equity securities, available for sale	10,086,892	14,791,496
Net decrease in investment in affiliates	160,057	18,378
Net purchase of property and equipment	(1,100,093)	(457,746)
Net sales of short-term investments	2,434,026	6,973,650

Net cash used in investing activities	(13,769,317)	(30,185,995)

Cash Flows from Financing Activities:
Cash dividends paid	(6,422,588)	(5,774,874)
Issuance of common stock	1,767,017	5,078,484
Repurchase of treasury stock	(2,560,481)	—
Tax benefit on exercise of stock options	198,965	1,922,041

Net cash provided by (used in) financing activities	(7,017,087)	1,225,651

Net increase in cash	4,282,166	1,018,896
Cash at beginning of period	531,756	3,811,011

Cash at end of period	$4,813,922	$4,829,907

Cash paid during period — Interest	$2,164,472	$2,021,331
Net cash paid during period — Taxes	$8,000,000	$9,675,000
See accompanying notes to consolidated financial statements.

DONEGAL GROUP INC. AND SUBSIDIARIES
(Unaudited)
Notes to Consolidated Financial Statements
1- Organization
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
     At September 30, 2007, Donegal Mutual held approximately 42% of our outstanding Class A common stock and approximately 73% of our outstanding Class B common stock.
     Atlantic States, our largest subsidiary, and Donegal Mutual have a pooling agreement under which both companies proportionately share their combined underwriting results, excluding certain reinsurance assumed by Donegal Mutual from our insurance subsidiaries. See Note 4 — Reinsurance for more information regarding the pooling agreement.
     On March 7, 2007, our board of directors authorized a share repurchase program, pursuant to which we may purchase up to 500,000 shares of our Class A common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. We purchased 32,000 and 165,727 shares of our Class A common stock under this program during the three and nine months ended September 30, 2007, respectively.
2- Basis of Presentation
     Our financial information for the interim periods included herein is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods included herein. Our results of operations for the nine months ended September 30, 2007 are not necessarily indicative of our results of operations to be expected for the twelve months ending December 31, 2007.
     These interim financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2006.
3- Earnings Per Share
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

	(dollars in thousands, except per share data)
	2007		2006
	Class A	Class B	Class A	Class B
For the Three Months Ended September 30:
Basic net income per share:
Numerator:
Allocation of net income	$8,930	$2,282	$7,818	$2,000

Denominator:
Weighted-average shares outstanding	19,628,405	5,576,775	19,548,873	5,576,775

Basic net income per share	$0.45	$0.41	$0.40	$0.36

Diluted net income per share:
Numerator:
Allocation of net income	$8,930	$2,282	$7,818	$2,000

Denominator:
Number of shares used in basic computation	19,628,405	5,576,775	19,548,873	5,576,775
Weighted-average effect of dilutive securities
Add: Director and employee stock options	221,611	—	525,112	—

Number of shares used in per share computations	19,850,016	5,576,775	20,073,985	5,576,775

Diluted net income per share	$0.45	$0.41	$0.39	$0.36

	(dollars in thousands, except per share data)
	2007		2006
	Class A	Class B	Class A	Class B
For the Nine Months Ended September 30:
Basic net income per share:
Numerator:
Allocation of net income	$21,886	$5,597	$23,151	$6,018

Denominator:
Weighted-average shares outstanding	19,674,869	5,576,775	19,314,741	5,576,775

Basic net income per share	$1.11	$1.00	$1.20	$1.08

Diluted net income per share:
Numerator:
Allocation of net income	$21,886	$5,597	$23,151	$6,018

Denominator:
Number of shares used in basic computation	19,674,869	5,576,775	19,314,741	5,576,775
Weighted-average effect of dilutive securities
Add: Director and employee stock options	292,257	—	621,792	—

Number of shares used in per share computations	19,967,126	5,576,775	19,936,533	5,576,775

Diluted net income per share	$1.10	$1.00	$1.16	$1.08

Options to purchase the following number of shares of Class A common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price during the relevant period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Number of shares	1,032,500	—	1,051,667	—

4- Reinsurance
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
     There were no significant changes to the pooling agreement, third-party reinsurance or other reinsurance agreements between our insurance subsidiaries and Donegal Mutual during the nine months ended September 30, 2007.

5- Segment Information
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

	Three Months Ended
	September 30,
	2007	2006
	($ in thousands)
Revenues:
Premiums earned:
Commercial lines	$28,058	$28,684
Personal lines	49,552	47,021

Net premiums earned	77,610	75,705
Net investment income	5,813	5,386
Realized investment gains	488	153
Other	1,530	1,376

Total revenues	$85,441	$82,620

Income before income taxes:
Underwriting income:
Commercial lines	$4,417	$6,741
Personal lines	3,604	215

SAP underwriting income	8,021	6,956
GAAP adjustments	1,059	971

GAAP underwriting income	9,080	7,927
Net investment income	5,813	5,386
Realized investment gains	488	153
Other	312	160

Income before income taxes	$15,693	$13,626

	Nine Months Ended
	September 30,
	2007	2006
	($ in thousands)
Revenues:
Premiums earned:
Commercial lines	$85,610	$86,550
Personal lines	146,273	138,730

Net premiums earned	231,883	225,280
Net investment income	16,879	15,425
Realized investment gains	654	1,035
Other	4,312	4,023

Total revenues	$253,728	$245,763

Income before income taxes:
Underwriting income:
Commercial lines	$15,350	$15,666
Personal lines	1,611	5,719

SAP underwriting income	16,961	21,385
GAAP adjustments	2,679	2,639

GAAP underwriting income	19,640	24,024
Net investment income	16,879	15,425
Realized investment gains	654	1,035
Other	655	407

Income before income taxes	$37,828	$40,891

6- Subordinated Debentures
     On May 15, 2003, we received $15.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on May 15, 2033 and are callable at our option, at par, after five years. The debentures carry an interest rate equal to the three-month LIBOR rate plus 4.10%, which is adjustable quarterly. At September 30, 2007, the interest rate on the debentures was 9.66%.
     On October 29, 2003, we received $10.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on October 29, 2033 and are callable at our option, at par, after five years. The debentures carry an interest rate equal to the three-month LIBOR rate plus 3.85%, which is adjustable quarterly. At September 30, 2007, the interest rate on the debentures was 9.21%.
     On May 24, 2004, we received $5.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on May 24, 2034 and are callable at our option, at par, after five years. The debentures carry an interest rate equal to the three-month LIBOR rate plus 3.85%, which is adjustable quarterly. At September 30, 2007, the interest rate on the debentures was 9.35%.
7- Share–Based Compensation
     Effective January 1, 2006, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. In determining the expense to be recorded for stock options granted to directors and employees of our subsidiaries and affiliates other than Donegal Mutual, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The significant assumptions utilized in applying the Black-Scholes option pricing model are the risk-free interest rate, expected term, dividend yield and expected volatility.
     Under SFAS No. 123(R), the compensation expense for our stock compensation plans that has been charged against income before income taxes was $94,655 and $51,106 for the three months ended September 30, 2007 and 2006, respectively, with a corresponding income tax benefit of $33,129 and $17,887, respectively. The compensation expense for our stock compensation plans that has been charged against income before income taxes was $248,798 and $151,089 for the nine months ended September 30, 2007 and 2006, respectively, with a corresponding income tax benefit of $87,079 and $52,881, respectively. As of September 30, 2007, our total unrecognized compensation cost related to nonvested share-based compensation granted under our stock compensation plans was $354,552. This cost is expected to be recognized over a weighted average period of 2.6 years.
     SFAS No. 123(R) does not set accounting requirements for share-based compensation to nonemployees. We continue to account for share-based compensation to employees and directors of Donegal Mutual under the provisions of FIN No. 44 and EITF 00-23, which state that when employees of a controlling entity are granted share-based compensation, the entity granting the share-based compensation should measure the fair value of the award at the grant date and recognize the fair value as a dividend to the controlling entity. These provisions apply to options granted to employees and directors of Donegal Mutual, the employer of record for the majority of employees that provide services to us. We recorded implied dividends of $22,282 and $23,939 for the three months ended September 30, 2007 and 2006, respectively. We recorded implied dividends of $61,441 and $82,809 for the nine months ended September 30, 2007 and 2006, respectively.
     Cash received from option exercises under all stock compensation plans for the three months ended September 30, 2007 and 2006 was $375,210 and $602,181, respectively. The actual tax benefit realized for the tax deductions from option exercises of share-based compensation was $161,230 and $193,969 for the three months ended September 30, 2007 and 2006, respectively. Cash received from option exercises under all stock compensation plans for the nine months ended September 30, 2007 and 2006 was $504,380 and $4,093,149, respectively. The actual tax benefit realized for the tax deductions from option exercises of share-based compensation was $198,965 and $1,922,041 for the nine months ended September 30, 2007 and 2006, respectively.

8- Impact of New Accounting Standards
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Effective January 1, 2007, we adopted FIN No. 48. As of January 1, 2007, we had no material unrecognized tax benefits or accrued interest and penalties. Our policy is to account for interest as a component of interest expense and penalties as a component of other expense. Federal tax years 2003 through 2006 were open for examination as of January 1, 2007. The adoption of FIN No. 48 did not have a significant effect on our results of operations, financial condition or liquidity.
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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of this statement to have a significant effect on our results of operations, financial condition or liquidity.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates. Upon adoption, an entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Most of the provisions apply only to entities that elect the fair value option. However, the amendment of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We do not expect the adoption of this statement to have a significant effect on our results of operations, financial condition or liquidity.
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
     Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions as to our insurance subsidiaries’ internal operations. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and stability in economic conditions and the rate of loss cost inflation. For example, our insurance subsidiaries have experienced a decrease in claims frequency on bodily injury liability claims during the past several years while claims severity has gradually increased. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on bodily injury claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Internal assumptions include accurate measurement of the impact of rate changes and changes in policy provisions and consistency in the quality and characteristics of business written within a given line of business, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries attempt to make appropriate adjustments for such changes in their reserves. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at September 30, 2007. For every 1% change in our estimate for loss and loss expense reserves of our insurance subsidiaries, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $1.5 million.
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
     Our insurance subsidiaries’ liability for losses and loss expenses by major line of business as of September 30, 2007 and December 31, 2006 consisted of the following:

	September 30,	December 31,
	2007	2006
(dollars in thousands)
Commercial lines:
Automobile	$22,064	$23,406
Workers’ compensation	38,351	39,563
Commercial multi-peril	24,322	25,994
Other	2,443	2,633

Total commercial lines	87,180	91,596

Personal lines:
Automobile	55,385	59,657
Homeowners	9,657	10,360
Other	1,489	1,699

Total personal lines	66,531	71,716

Total commercial and personal lines	153,711	163,312
Plus reinsurance recoverable	88,289	95,710

Total liability for losses and loss expenses	$242,000	$259,022

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

	Adjusted Loss and		Adjusted Loss and
	Loss Expense		Loss Expense	Percentage
Change in Loss	Reserves Net of	Percentage Change	Reserves Net of	Change
and Loss Expense	Reinsurance as of	in Equity as of	Reinsurance as of	in Equity as of
Reserves Net of	September 30,	September 30,	December 31,	December 31,
Reinsurance	2007	2007(1)	2006	2006(1)
(dollars in thousands)
(10.0)%	$138,340	2.9%	$146,981	3.3%
(7.5)	142,183	2.2	151,064	2.5
(5.0)	146,025	1.5	155,146	1.7
(2.5)	149,868	0.7	159,229	0.8
Base	153,711	—	163,312	—
2.5	157,554	-0.7	167,395	-0.8
5.0	161,397	-1.5	171,478	-1.7
7.5	165,239	-2.2	175,560	-2.5
10.0	169,082	-2.9	179,643	-3.3

(1)	Net of income tax effect.
Investments
     We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value, which generally represents quoted market prices.
     We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at September 30, 2007 as follows:

	Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	($ in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$—	$—	$71,933	$685
Obligations of states and political subdivisions	50,076	399	46,357	447
Corporate securities	3,461	47	6,017	145
Mortgage-backed securities	14,981	135	32,949	795
Equity securities	10,418	1,189	583	103

Totals	$78,936	$1,770	$157,839	$2,175

     Of the total fixed maturity securities with an unrealized loss at September 30, 2007, we classified securities with a fair value of $136.9 million and an unrealized loss of $1.5 million as available for sale and carried them at fair value on our balance sheet, while we classified securities with a fair value of $88.9 million and an unrealized loss of $1.2 million as held to maturity on our balance sheet and carried them at amortized cost.
     We have no direct exposure to sub-prime residential mortgage-backed securities and hold no collateralized debt obligations. Substantially all of the unrealized losses within our fixed maturity investment portfolio resulted from increases in market interest rates and the related impact on our fixed maturity investment valuations. When determining possible impairment of our debt securities, we consider unrealized losses that are due to the impact of higher market interest rates to be temporary in nature because we have the ability and intent to hold our debt securities to maturity.
     We make estimates concerning the valuation of our investments and the recognition of other than temporary declines in the value of our investments. When we consider the decline in value of an individual investment to be other than temporary, we write down the investment to its estimated net realizable value, and the amount of the write-down is reflected as a realized loss in our results of operations. We individually monitor all investments for other than temporary declines in value. Generally, if an individual equity security has depreciated in value by more than 20% of original cost, and has been in an unrealized loss position for more than six months, we assume there has been an other than temporary decline in value.  We held 51 equity securities that were in an unrealized loss position at September 30, 2007. All of these securities have declined in value by less than 20% of original cost or have been in an unrealized loss position for less than six months, and we considered these declines in value to be temporary. With respect to debt securities, we assume there has been an other than temporary decline in value if it is probable that we will not receive contractual payments. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including the fair value of the investment being significantly below its cost, the deteriorating financial condition of the issuer of a security and the occurrence of industry, company and geographic events that have negatively impacted the value of a security or rating agency downgrades. We determined that certain investments trading below cost had declined on an other than temporary basis during the first nine months of 2007 and 2006. Losses of $295,500 and $47,538 were included in net realized investment gains for these investments in the first nine months of 2007 and 2006, respectively.
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
Results of Operations — Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
     Net Premiums Written. Net premiums written for the three months ended September 30, 2007 were $79.9 million, relatively unchanged from the $80.4 million of net premiums written for the comparable period in 2006. Personal lines net premiums written increased $2.1 million, or 3.9%, in the third quarter of 2007 compared to the comparable period in 2006. We benefited during the third quarter of 2007 from the addition of new business related to increased agent utilization of our WritePro automated underwriting and policy issuance system. Commercial lines net premiums written decreased $2.4 million, or 8.8%, in the third quarter of 2007 compared to the comparable period in 2006 due to competitive market conditions.
     Net Premiums Earned. Net premiums earned increased to $77.6 million for the third quarter of 2007, an increase of $1.9 million, or 2.5%, over the third quarter of 2006. Our insurance subsidiaries earn premiums and recognize them as revenue over the terms of their policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding twelve-month period compared to the comparable period one year earlier.
     Investment Income. For the three months ended September 30, 2007, our net investment income increased 7.4% to $5.8 million, compared to $5.4 million for the comparable period one year ago. An increase in average invested assets from $570.8 million in the third quarter of 2006 to $593.2 million in the third quarter of 2007 and an increase in the annualized average rate of return on investments from 3.8% for the third quarter of 2006 to 3.9% for the third quarter of 2007 accounted for the increase in net investment income. The increase in our annualized average rate of return on investments was primarily due to improved yields generated from the reinvestment of maturity proceeds of lower-yielding bonds, offset in part by decreases in our annualized average rate of return due to our increased holdings of tax-exempt fixed maturities in our investment portfolio during the third quarter of 2007 compared to the comparable period a year earlier. The increased holdings of tax-exempt fixed maturities in 2007 resulted from a continuing shift from taxable to tax-exempt fixed maturities in order to obtain more favorable after-tax yields.
     Net Realized Investment Gains. Net realized investment gains in the third quarter of 2007 were $488,226, compared to $152,694 for the comparable period in 2006. During the third quarter of 2007 and 2006, impairment losses of $197,500 and $0, respectively, were included in net realized investment gains. The remaining net realized investment gains and losses in both periods resulted from normal turnover within our investment portfolio.

     Losses and Loss Expenses. The loss ratio of our insurance subsidiaries, which is the ratio of incurred losses and loss expenses to premiums earned, for the third quarter of 2007 was 52.8%, compared to 56.2% for the third quarter of 2006. The commercial lines loss ratio increased to 49.1% for the third quarter of 2007, compared to 43.8% for the third quarter of 2006, primarily due to increases in the commercial mutli-peril, and workers compensation loss ratios as a result of increases in claim severity in those lines of business. The personal lines loss ratio decreased from 64.0% for the third quarter of 2006 to 55.2% for the third quarter of 2007 due to a decrease in the private passenger loss ratio primarily related to decreases in claim frequency and severity in that line of business. Net losses incurred during the quarter benefited from a continuation of favorable prior accident year reserve development resulting from the settlements of open claims.
     Underwriting Expenses. The expense ratio, which is the ratio of policy acquisition costs and other underwriting expenses to premiums earned, for the third quarter of 2007 and 2006 was 35.0% and 32.6%, respectively. The increased expense ratio reflected additional expenses incurred for increased new business acquisition costs and increased underwriting-based incentive compensation costs. The increase in underwriting-based incentive compensation costs was directly related to the significant improvement in underwriting results during the third quarter of 2007 compared to those posted in the first six months of 2007.
     Combined Ratio. The combined ratio of our insurance subsidiaries was 88.3% and 89.5 for the three months ended September 30, 2007 and 2006, respectively. The combined ratio represents the sum of the loss ratio, expense ratio and dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned.
     Interest Expense. Interest expense for the third quarter of 2007 was $733,558, compared to $725,994 for the third quarter of 2006, and reflected an increase in average interest rates on our subordinated debentures in the third quarter of 2007 compared to the comparable period in 2006.
     Income Taxes. Income tax expense was $4.5 million for the third quarter of 2007, representing an effective tax rate of 28.6%, compared to $3.8 million for the third quarter of 2006, representing an effective tax rate of 27.9%. The change in effective tax rates is primarily due to tax-exempt interest income representing a lesser proportion of net income before taxes in the 2007 period compared to the 2006 period.
     Net Income and Earnings Per Share. Our net income for the third quarter of 2007 was $11.2 million, or $.45 per share of Class A common stock and $.41 per share of Class B common stock on a diluted basis, an increase of 14.3% over net income of $9.8 million, or $.39 per share of Class A common stock and $.36 per share of Class B common stock on a diluted basis, reported for the third quarter of 2006. Our fully diluted Class A shares outstanding for the third quarter of 2007 decreased to 19.9 million, compared to 20.1 million for the third quarter of 2006, as a result of our repurchase of outstanding stock. Our Class B shares outstanding were unchanged at 5.6 million.
Results of Operations — Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
     Net Premiums Written. Net premiums written for the nine months ended September 30, 2007 were $242.9 million, an increase of $6.2 million, or 2.6%, over the comparable period in 2006. Personal lines net premiums written increased $7.3 million, or 5.0%, in the first nine months of 2007 compared to the comparable period in 2006. Commercial lines net premiums written decreased $1.1 million, or 1.2%, in the first nine months of 2007 compared to the comparable period in 2006 due to competitive market conditions.
     Net Premiums Earned. Net premiums earned increased to $231.9 million for the first nine months of 2007, an increase of $6.6 million, or 2.9%, over the first nine months of 2006. Premiums are earned, or recognized as revenue, over the terms of our policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding twelve-month period compared to the comparable period one year earlier.
     Investment Income. For the nine months ended September 30, 2007, our net investment income increased 9.4% to $16.9 million, compared to $15.4 million for the comparable period one year ago. An increase in average invested assets from $564.0 million in the first nine months of 2006 to $594.1 million in the first nine months of 2007 and an increase in the annualized average rate of return on investments from 3.6% for the first nine months of 2006 to 3.8% for the first nine months of 2007 accounted for the increase in net investment income. The increase in our annualized average rate of return on investments was primarily due to improved yields generated from the reinvestment of maturity proceeds of lower-yielding bonds, offset in part by decreases in our annualized average rate of return on increased holdings of tax-exempt fixed maturities in our investment portfolio during the first nine months of 2007 compared to the comparable period a year earlier.
     Net Realized Investment Gains. Net realized investment gains in the first nine months of 2007 were $653,656, compared to $1.0 million for the comparable period in 2006. Impairment charges of $295,500 were recognized in the first nine months of 2007, compared to impairment charges of $47,538 recognized in the first nine months of 2006. The impairment charges for both periods were the result of declines in the market value of equity securities that we deemed to be other than temporary. The remaining net realized investment gains and losses in both periods resulted from normal turnover within our investment portfolio.
     Losses and Loss Expenses. Our loss ratio in the first nine months of 2007 was 57.0%, compared to 56.2% in the first nine months of 2006. The commercial lines loss ratio improved to 47.8% in the first nine months of 2007, compared to 48.9% in the first nine months of 2006, primarily due to improved experience in our worker’s compensation and commercial automobiles lines of business. The personal lines loss ratio increased from 61.1% in the first nine months of 2006 to 62.5% in the first nine months of 2007 due to increased claim frequency and severity in our homeowners’ line of business.
     Underwriting Expenses. Our expense ratio for the first nine months of 2007 was 34.2%, compared to 32.7% in the first nine months of 2006. The increase in the first nine months of 2007 expense ratio reflects additional costs incurred for increased new business acquisition costs and increased underwriting-based incentive compensation costs.
     Combined Ratio. Our combined ratio was 91.5% and 89.3% for the nine months ended September 30, 2007 and 2006, respectively. The combined ratio represents the sum of the loss ratio, expense ratio and dividend ratio. The increase in the combined ratio was attributable to the increases in our loss and expense ratios for the 2007 period compared to the 2006 period.
     Interest Expense. Interest expense for the first nine months of 2007 was $2.2 million, compared to $2.1 million for the first nine months of 2006, and reflected an increase in average interest rates on our subordinated debentures in the first nine months of 2007 compared to the comparable period in 2006.
     Income Taxes. Income tax expense was $10.3 million for the first nine months of 2007, representing an effective tax rate of 27.3%, compared to $11.7 million for the first nine months of 2006, representing an effective tax rate of 28.7%. The change in effective tax rates is primarily due to tax-exempt interest income representing a greater proportion of net income before taxes in the 2007 period compared to the 2006 period.
     Net Income and Earnings Per Share. Our net income for the first nine months of 2007 was $27.5 million, or $1.10 per share of Class A common stock and $1.00 per share of Class B common stock on a diluted basis, a decrease of 5.8% from our net income of $29.2 million, or $1.16 per share of Class A common stock and $1.08 per share of Class B common stock on a diluted basis, for the first nine months of 2006. Our fully diluted Class A shares outstanding for the first nine months of 2007 increased to 20.0 million, compared to 19.9 million for the first nine months of 2006. Our Class B shares outstanding were unchanged at 5.6 million.
Liquidity and Capital Resources
     Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as they arise. Our major sources of funds from operations are the net cash flows generated from our insurance subsidiaries’ underwriting results, investment income and maturing investments.
     We have historically generated sufficient net positive cash flow from our operations to fund our commitments and build our investment portfolio, thereby increasing future investment returns. The impact of the pooling agreement with Donegal Mutual historically has been cash flow positive because of the historical underwriting profitability of the pool. The pool is settled monthly, thereby resulting in cash flows substantially similar to cash flows that would result from the underwriting of direct business. We have not experienced any unusual variations in the timing of claim payments associated with the loss reserves of our insurance subsidiaries. We maintain a high degree of liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. Our fixed-maturity investment portfolio is structured following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective, thereby providing an additional measure of liquidity to meet our obligations should an unexpected variation occur in the future. Net cash flows provided by operating activities in the first nine months of 2007 and 2006 were $25.1 million and $30.0 million, respectively.
     On November 25, 2003, we entered into a credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a four-year $35.0 million unsecured, revolving line of credit. On July 20, 2006, we amended the agreement with M&T to extend the credit agreement for four years from the date of amendment on substantially the same terms. As of September 30, 2007, we have the ability to borrow $35.0 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus between 1.50% and 1.75%, depending on our leverage ratio. In addition, we pay a fee of 0.15% per annum on the loan commitment amount, regardless of usage. The credit agreement requires our compliance with certain covenants, which include minimum levels of our net worth, leverage ratio and statutory surplus and A.M. Best ratings of our insurance subsidiaries. During the nine months ended September 30, 2007, we had no borrowings outstanding under the credit agreement, and we were in compliance with all requirements of the credit agreement.
     The following table shows our expected payments for significant contractual obligations as of September 30, 2007.

		Less
		than 1	1-3	4-5	After 5
($ in thousands)	Total	year	years	years	years
Net liability for unpaid losses and loss expenses of our insurance subsidiaries	$153,711	$67,545	$68,636	$7,954	$9,576
Subordinated debentures	30,929	—	—	—	30,929

Total contractual obligations	$184,640	$67,545	$68,636	$7,954	$40,505

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
     The timing of the amounts for the subordinated debentures is based on their contractual maturities. The debentures are redeemable at our option, at par, after five years from their issuance dates as discussed in Note 6 — Subordinated Debentures. Our subordinated debentures carry interest rates that vary based upon the three-month LIBOR rate and adjust quarterly. Based upon the interest rates in effect as of September 30, 2007, our annual interest cost associated with our subordinated debentures is approximately $2.8 million. For every 1% change in the three-month LIBOR rate, the effect on our annual interest cost would be approximately $300,000.
     On March 7, 2007, our board of directors authorized a share repurchase program, pursuant to which we may purchase up to 500,000 shares of our Class A common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. During the first nine months of 2007, we purchased 165,727 shares of our Class A common stock under this program.
     On October 18, 2007, our board of directors declared quarterly cash dividends of 9.0 cents per share for our Class A common stock and 7.75 cents per share for our Class B common stock, payable

November 15, 2007 to stockholders of record as of the close of business on November 1, 2007. There are no regulatory restrictions on the payment of dividends to our stockholders, although there are state law restrictions on the payment of dividends from our insurance subsidiaries to us. Our insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis, and are subject to regulations under which payment of dividends from statutory surplus is restricted and may require prior approval of the applicable domiciliary insurance regulatory authorities. Our insurance subsidiaries are subject to risk-based capital (RBC) requirements. At December 31, 2006, our insurance subsidiaries’ capital levels were each substantially above RBC requirements. At January 1, 2007, amounts available for distribution as dividends to us from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities were $26.7 million from Atlantic States, $5.9 million from Southern, $2.5 million from Le Mars and $3.3 million from Peninsula, all of which remained available at September 30, 2007.
     As of September 30, 2007, we had no material commitments for capital expenditures.
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
     Other than our continuing shift from taxable to tax-exempt fixed maturity investments, we have maintained approximately the same investment mix and duration of our investment portfolio to our liabilities from December 31, 2006 to September 30, 2007.
     There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2006 through September 30, 2007.
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

Part II. Other Information
Item 1. Legal Proceedings.
     None.
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

				(d) Maximum
				Number (or
			(c) Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	(a) Total Number	(b) Average	of Publicly	Be Purchased Under
	of Shares (or	Price Paid per	Announced Plans	the Plans or
Period	Units) Purchased	Share (or Unit)	or Programs	Programs
Month #1	Class A – 9,000	Class A – $14.83	Class A – 9,000	(2)
July 1-31, 2007	Class B – 17,872	Class B – $19.00	Class B – 17,872	(1)
Month #2	Class A – 20,000	Class A – $15.08	Class A – 20,000	(2)
August 1-31, 2007	Class B – 21,477	Class B – $19.05	Class B – 21,477	(1)
	Class A – 15,833	Class A – $15.61	Class A – 15,833	(1)
Month #3	Class A – 3,000	Class A – $17.06	Class A – 3,000	(2)
September 1-30, 2007	Class B – 31,434	Class B – $19.71	Class B – 31,434	(1)
	Class A – 47,833	Class A – $15.20	Class A – 47,833
Total	Class B – 70,783	Class B – $19.33	Class B – 70,783

(1)	Donegal Mutual purchased these shares pursuant to its announcement on August 17, 2004 that it will, at its discretion, purchase shares of our Class A common stock and Class B common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. Such announcement did not stipulate a maximum number of shares that may be purchased under this program.

(2)	We purchased these shares pursuant to our announcement on March 7, 2007 that we will purchase up to 500,000 shares of our Class A common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. We may purchase up to 334,273 additional shares of our Class A common stock under this program.
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

DONEGAL GROUP INC.
November 5, 2007	By:	/s/ Donald H. Nikolaus
Donald H. Nikolaus, President
and Chief Executive Officer

November 5, 2007	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Senior Vice President
and Chief Financial Officer