Form 10-K
period 2007-12-31
DONEGAL GROUP INC
filed 2008-03-13
CIK 800457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-15341
DONEGAL GROUP INC.
(Exact name of registrant as specified in its charter)

Delaware	23-2424711

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1195 River Road, Marietta, Pennsylvania	17547

(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (888) 877-0600
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Class A Common Stock, $.01 par value	The NASDAQ Global Select Market
Class B Common Stock, $.01 par value	The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act: Yes ☐. No ☑.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐. No ☑.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑. No ☐.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
      Large accelerated filer ☐               Accelerated filer ☑                         Non-accelerated filer ☐                         Smaller reporting company ☐
                                        (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company. Yes ☐. No ☑.
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $186,798,767.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 19,778,568 shares of Class A Common Stock and 5,576,775 shares of Class B Common Stock were outstanding on February 25, 2008.
DOCUMENTS INCORPORATED BY REFERENCE:
1.	Portions of the registrant’s annual report to stockholders for the fiscal year ended December 31, 2007 are incorporated by reference into Parts I, II and IV of this report.

2.	Portions of the registrant’s proxy statement relating to registrant’s annual meeting of stockholders to be held April 17, 2008 are incorporated by reference into Part III of this report.

DONEGAL GROUP INC.
INDEX TO FORM 10-K REPORT

(i)

PART I
Item 1. Business.
(a) General Development of Business.
     We are a property and casualty insurance holding company whose insurance subsidiaries offer personal and commercial lines of insurance to businesses and individuals in 18 Mid-Atlantic, Midwestern and Southeastern states. Our insurance subsidiaries provide their policyholders with a selection of insurance products at competitive rates, while pursuing profitability through adherence to a strict underwriting discipline. At December 31, 2007, we had total assets of $834.1 million and stockholders’ equity of $352.7 million. Our net income was $38.3 million for the year ended December 31, 2007 compared to $40.2 million for the year ended December 31, 2006.
     Donegal Mutual Insurance Company (“Donegal Mutual”) owns approximately 42% of our Class A common stock and approximately 74% of our Class B common stock. The operations of our insurance subsidiaries are interrelated with the operations of Donegal Mutual and, while maintaining the separate corporate existence of each company, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries have the same business philosophy, the same management, the same employees, the same facilities and offer the same types of insurance products.
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

     We believe that our ability to make direct acquisitions or to structure acquisitions through Donegal Mutual surplus note investments and/or management agreement transactions provides us with flexibility that is a competitive advantage in seeking acquisitions. We also believe we have demonstrated our ability to acquire control of a troubled insurance company, reunderwrite its book of business, reduce its cost structure and return it to profitability. When Donegal Mutual makes a surplus note investment in another company and/or enters into a management agreement with it, the financial results of that company are not consolidated with our financial results or those of Donegal Mutual, and neither we nor Donegal Mutual are responsible for the insurance obligations of that company, except to the extent that we reinsure the other company.
     While we generally are engaged in preliminary discussions with potential acquisition candidates on a continuous basis and are so at the date of this Form 10-K Annual Report, we do not make any public disclosure regarding an acquisition until we have entered into a definitive acquisition agreement.
     We did not complete any acquisitions in 2007; however, during 2007, Donegal Mutual entered into a Contribution Note Purchase Agreement (the “Purchase Agreement”) with Sheboygan Falls Mutual Insurance Company (“Sheboygan Falls”). Donegal Mutual received approval from the Office of the Commissioner of Insurance (“OCI”) of the State of Wisconsin in May 2007, and Donegal Mutual consummated its affiliation with Sheboygan Falls on June 6, 2007. Sheboygan Falls intends to submit a Plan of Conversion to OCI for review pursuant to which Sheboygan Falls would demutualize and become our wholly owned subsidiary. Under the Purchase Agreement:
•	Donegal Mutual has purchased a contribution note of $3.5 million from Sheboygan Falls;

•	Designees of Donegal Mutual constitute six of the ten members of the board of directors of Sheboygan Falls; and

•	Donegal Mutual is providing services to Sheboygan Falls in key functions, including underwriting, claims, reinsurance, investments, data processing, personnel, professional services and financial reporting.
(b) Financial Information About Industry Segments.
     Our insurance subsidiaries have three segments: investments, personal lines of insurance and commercial lines of insurance. Financial information about these segments is set forth in Note 18 to our consolidated financial statements incorporated by reference herein.

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
     Our insurance subsidiaries derive a substantial portion of their insurance business from smaller to mid-sized regional communities. We believe this focus provides our insurance subsidiaries with competitive advantages in terms of local market knowledge, marketing, underwriting, claims servicing and policyholder service. At the same time, we believe our insurance subsidiaries have cost advantages over many regional insurers because of the centralized accounting, administrative, data processing, investment and other services available to our insurance subsidiaries where economies of scale can make a significant difference.
Strategy
     Our insurance subsidiaries have increased their annual net premiums earned from $185.8 million in 2002 to $310.1 million in 2007, a compound annual growth rate of 11%. Over the same time period, the combined ratio of our insurance subsidiaries has consistently been more favorable than that of the property and casualty insurance industry as a whole. Our insurance subsidiaries seek to grow their business and enhance their profitability by:
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
     The combined ratio of our insurance subsidiaries and that of the property and casualty insurance industry for the years 2002 through 2007 are shown in the following table:

	2002	2003	2004	2005	2006	2007
Donegal GAAP combined ratio	99.6%	95.0%	93.1%	89.5%	89.0%	91.3%
Industry SAP combined ratio(1)	107.3	100.2	98.5	101.2	92.4	95.7

(1)	As reported or projected by A.M. Best.
•	Pursuing profitable growth by organic expansion within the traditional operating territories of our insurance subsidiaries through developing and maintaining quality agency representation.
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
     We have completed seven acquisitions of control of property and casualty insurance companies since 1995. We believe we have an opportunity to continue our growth by selectively pursuing affiliations and acquisitions that meet our criteria. Our criteria include:

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
     Our insurance subsidiaries maintain stringent expense controls under direct supervision by their senior management. We consolidate many processing and administrative activities of our insurance subsidiaries at our home office to realize operating synergies and better control expenses. Our insurance subsidiaries utilize technology to automate much of their underwriting and to facilitate agency and policyholder communications on an efficient and cost-effective basis. As a result of our focus on expense control, our insurance subsidiaries have reduced their expense ratio from 36.6% for 1999 to 33.5% for 2007, notwithstanding performance-based compensation paid to agents in 2007 of $10.7 million compared to $4.0 million in 1999. Our insurance subsidiaries have also increased their annual premium per employee, a measure of efficiency that our insurance subsidiaries use to evaluate their operations, from approximately $470,000 in 1998 to approximately $732,000 in 2007.
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
     We believe that excellent policyholder service is important to attracting new policyholders and retaining existing policyholders. Our insurance subsidiaries work closely with their agency force to provide a consistently responsive level of claims service, underwriting and customer support. Our insurance subsidiaries seek to respond expeditiously and effectively to address customer and agent inquiries, including working toward:
•	Quick replies to information requests and policy submissions; and

•	Prompt responses to and processing of claims.
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
Our Organizational Structure
     We have five insurance subsidiaries: Atlantic States Insurance Company (“Atlantic States”), Southern Insurance Company of Virginia (“Southern”), Le Mars Insurance Company (“Le Mars”) and Peninsula Insurance Group (“Peninsula”), which includes The Peninsula Insurance Company and its wholly owned subsidiary, Peninsula Indemnity Company. We also own 48.2% of Donegal Financial Services Corporation (“DFSC”), a registered savings and loan holding company that owns Province Bank, a federal savings bank that began operations in 2000. Donegal Mutual owns the remaining 51.8% of DFSC. While not material to our operations, we believe Province Bank, with total assets of $91.8 million at December 31, 2007, will complement the product offerings of our insurance subsidiaries. The following chart depicts our organizational structure, including our insurance subsidiaries:

(1)	Because of the different relative voting power of our Class A common stock and our Class B common stock, our public stockholders hold approximately 34.6% of the aggregate voting power of both classes of our common stock.

(2)	Because of the different relative voting power of our Class A common stock and our Class B common stock, Donegal Mutual holds approximately 65.4% of the aggregate voting power of both classes of our common stock.
     In addition, in 2007 Donegal Mutual acquired control of Sheboygan Falls Mutual Insurance Company, a Wisconsin-domiciled mutual insurance corporation.
     In the mid-1980’s, Donegal Mutual, like a number of other mutual property and casualty insurance companies, recognized the need to develop additional sources of capital and surplus to remain competitive, and to have the capacity to expand its business and assure its long-term viability. Donegal Mutual, again like a number of other mutual property and casualty insurance companies, determined to implement a downstream holding company structure as a strategic response. Thus, in 1986, Donegal Mutual formed us as a downstream holding company, initially wholly owned by Donegal Mutual, and caused us to form an insurance company subsidiary known as Atlantic States.
     As part of the implementation of this strategy, Donegal Mutual and Atlantic States entered into a pooling agreement in 1986, whereby Donegal Mutual and Atlantic States each cede all of their direct written business to the pool and the pool then allocates a portion of the pooled business back to Donegal Mutual and Atlantic States. The consideration to Donegal Mutual for entering into the pooling agreement was its ownership of majority control of us and the expectation that Donegal Mutual’s surplus would increase over time as the value of its ownership interest in us increased.
     Since 1986, we have effected three public offerings, a major purpose of which was to provide capital for Atlantic States and our other insurance subsidiaries and to fund acquisitions. As the capital of Atlantic States increased, its underwriting capacity increased proportionately. Thus, as originally planned in the mid-1980’s, Atlantic States has had the capital necessary to support the growth of its direct business as well as increases in the amount and percentage of business Atlantic States assumes from the underwriting pool with Donegal Mutual. As a result, the participation of Atlantic States in the underwriting pool has increased over the years from an initial participation of 35% in 1986 to an 80% participation effective March 1, 2008, and the size of the underwriting pool has increased substantially. We do not anticipate any further changes in the pooling agreement between Atlantic States and Donegal Mutual in the foreseeable future, including any change in the percentage participation of Atlantic States in the underwriting pool.
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

     The risk profiles of the business written by our insurance subsidiaries and Donegal Mutual have historically been, and continue to be, substantially similar. The products, classes of business underwritten, pricing practices and underwriting standards of Donegal Mutual and our insurance subsidiaries are determined and administered by the same management and underwriting personnel. In addition, as the Donegal Insurance Group, Donegal Mutual and our insurance subsidiaries share a business plan to achieve market penetration and underwriting profitability objectives. The products offered by Donegal Mutual and our insurance subsidiaries are generally complementary, thereby allowing Donegal Insurance Group to offer a broader range of products to a given market and to expand Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account. Distinctions within the products of Donegal Mutual and our insurance subsidiaries generally relate to specific risk profiles targeted within similar classes of business, such as preferred tier versus standard tier products, but not all of the standard risk gradients are allocated to one company. Therefore, the underwriting profitability of the business directly written by each of the companies will vary. However, as the risk characteristics of all business written directly by Donegal Mutual and Atlantic States are homogenized within the underwriting pool, each of Donegal Mutual and Atlantic States shares the underwriting results in proportion to its participation in the pool. Prior to March 1, 2008, Atlantic States realized 70% of the underwriting profitability of the underwriting pool because of its 70% participation in the underwriting pool. Effective March 1, 2008, our participation increased to 80%. The business Atlantic States derives from the underwriting pool represents the predominant percentage of its total revenues.
     The following chart depicts our underwriting pool as effective March 1, 2008:

     Donegal Mutual provides facilities, personnel and other services to us and three of our five insurance subsidiaries, Atlantic States, Southern and Le Mars. Donegal Mutual allocates expenses to Southern and Le Mars according to a time allocation and estimated usage agreement and to Atlantic States in relation to the relative participation of Donegal Mutual and Atlantic States in the underwriting pool. Southern and Le Mars reimburse Donegal Mutual for their personnel costs, and Southern bears its proportionate share of information services costs based on its percentage of total written premiums of the Donegal Insurance Group. Donegal Mutual allocated expenses to us and our insurance subsidiaries under such agreements of $52.3 million and $48.8 million in 2007 and 2006, respectively.
     We and Donegal Mutual have maintained a coordinating committee since our formation in 1986. The coordinating committee consists of two members of our board of directors who are not also members of Donegal Mutual’s board of directors and two members of Donegal Mutual’s board of directors who are not also members of our board of directors.
     Under our by-laws and the by-laws of Donegal Mutual, any new agreement between Donegal Mutual and us and any proposed change to an existing agreement between Donegal Mutual and us must first be submitted to the coordinating committee for approval. In determining whether or not to approve a new agreement or a change in an existing agreement, our members of the coordinating committee will not grant approval unless they both believe that the new agreement or the change in an existing agreement is fair and equitable to us and in the best interests of our stockholders, and Donegal Mutual’s members of the coordinating committee will not grant approval unless they both believe that the new agreement or change in an existing agreement is fair and equitable to Donegal Mutual and its policyholders. If approved by the coordinating committee, the new agreement or change in an existing agreement will then be submitted to our board of directors and the board of directors of Donegal Mutual for their separate consideration. If the new agreement or the change in an existing agreement is not approved by both our board of directors and Donegal Mutual’s board of directors, the new agreement or the change in any existing agreement will not become effective.
     The coordinating committee also annually meets to review each existing agreement between Donegal Mutual and us and our insurance subsidiaries to determine if the terms of the existing agreements remain fair and equitable to us and our stockholders and fair and equitable to Donegal Mutual and its policyholders or if adjustments should be made.
     Our members on the coordinating committee are Robert S. Bolinger and John J. Lyons. Donegal Mutual’s members on the coordinating committee are John E. Hiestand and Frederick W. Dreher. Reference is made to our proxy statement for our annual meeting of stockholders on April 17, 2008 for information on the members of the coordinating committee.
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

Acquisitions
     The following table highlights our acquisition history since 1988:

		Year
		Control
Company Acquired	State of Domicile	Acquired	Method of Acquisition
Southern Mutual Insurance	Virginia	1984	Surplus note investment by
Company and now Southern Insurance Company of Virginia			Donegal Mutual in 1984; demutualization in 1988; acquisition of stock by us in 1988.

Pioneer Mutual Insurance Company and formerly Pioneer Insurance Company (1)	Ohio	1992	Surplus note investment by Donegal Mutual in 1992; demutualization in 1993; acquisition of stock by us in 1997.

Delaware Mutual Insurance Company and formerly Delaware Atlantic Insurance Company (1)	Delaware	1993	Surplus note investment by Donegal Mutual in 1993; demutualization in 1994; acquisition of stock by us in 1995.

Pioneer Mutual Insurance Company and formerly Pioneer Insurance Company (1)	New York	1995	Surplus note investment by Donegal Mutual in 1995; demutualization in 1998; acquisition of stock by us in 2001.

Southern Heritage Insurance Company (1)	Georgia	1998	Purchase of stock by us in 1998.

Le Mars Mutual Insurance Company of Iowa and now Le Mars Insurance Company	Iowa	2002	Surplus note investment by Donegal Mutual in 2002; demutualization in 2004; acquisition of stock by us in 2004.

Peninsula Insurance Group	Maryland	2004	Purchase of stock by us in 2004.

		Year
		Control
Company Acquired	State of Domicile	Acquired	Method of Acquisition
Sheboygan Falls Mutual Insurance Company	Wisconsin	2007	Contribution note investment by Donegal Mutual in 2007; pending demutualization and acquisition of stock by us in 2008

(1)	To reduce administrative and compliance costs and expenses, the designated insurance subsidiaries were merged into one of our existing insurance subsidiaries.
     We generally maintain the home office of an acquired company as part of our strategy to provide local marketing, underwriting and claims servicing even if the acquired company is merged into another subsidiary.
Distribution
     The products of our insurance subsidiaries are marketed primarily in the Mid-Atlantic, Midwest and Southeast regions through approximately 2,000 independent insurance agencies. At December 31, 2007, the Donegal Insurance Group was actively writing business in 18 states (Alabama, Delaware, Georgia, Iowa, Louisiana, Maryland, Nebraska, New Hampshire, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Virginia and West Virginia). We believe the relationships of our insurance subsidiaries with their independent agents are valuable in identifying, obtaining and retaining profitable business. Our insurance subsidiaries maintain a stringent agency selection procedure that emphasizes appointing agencies with proven marketing strategies for the development of profitable business, and our insurance subsidiaries appoint only agencies with a strong underwriting and growth track record. Our insurance subsidiaries also regularly evaluate their agencies based on their profitability and performance in relation to the objectives of our insurance subsidiaries. Our insurance subsidiaries seek to be among the top three insurers within each of their agencies for the lines of business they write.
     The following table sets forth the percentage of direct premiums written by our insurance subsidiaries in each of the states where they conducted business in 2007:

Pennsylvania	46.2%
Maryland	12.5
Virginia	12.1
Georgia	6.7

Delaware	6.0
Ohio	3.3
Iowa	2.8
North Carolina	2.4
Tennessee	2.1
Oklahoma	1.4
Nebraska	1.1
South Dakota	1.1
Other	2.3

Total	100.0%

     We believe our insurance subsidiaries have developed a number of policies and procedures that enable them to attract, retain and motivate their agents. The consistency, competitiveness and stability of the product offerings of our insurance subsidiaries assist them in competing effectively for agents with other insurers whose product offerings may fluctuate based upon industry conditions. Our insurance subsidiaries have a competitive contingent commission plan for agents, under which additional commissions are payable based upon the volume of premiums produced and the profitability of the business our insurance subsidiaries receive from that agency. Our insurance subsidiaries provide their agents ongoing support that enables them to better attract and retain customers, including Internet-based information systems, training programs, marketing support and field visitations from marketing personnel and senior management of our insurance subsidiaries. Finally, our insurance subsidiaries encourage their independent agents to focus on “account selling,” or serving all of a particular insured’s property and casualty insurance needs, which our insurance subsidiaries believe generally results in more favorable loss experience than covering a single risk for an individual insured.
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
     Commercial
•	Commercial multi-peril – policies that provide protection to businesses against many perils, usually combining liability and physical damage coverages.

•	Workers’ compensation – policies purchased by employers to provide benefits to employees for injuries sustained during employment. The extent of coverage is established by the workers’ compensation laws of each state.

•	Commercial automobile – policies that provide protection against liability for bodily injury and property damage arising from automobile accidents, and protection against loss from damage to automobiles owned by the insured.
     The following table sets forth the net premiums written by line of insurance by our insurance subsidiaries for the periods indicated:

	Year Ended December 31,
(dollars in thousands)	2005		2006		2007
	Amount	%	Amount	%	Amount	%

Net Premiums Written:
Personal lines:
Automobile	$122,059	40.4%	$126,211	41.1%	$132,452	42.2%
Homeowners	52,149	17.2	56,005	18.2	58,602	18.7
Other	10,620	3.5	10,764	3.5	11,299	3.6

Total personal lines	184,828	61.1	192,980	62.8	202,353	64.5

Commercial lines:
Automobile	34,641	11.4	33,387	10.9	32,059	10.2
Workers’ compensation	33,154	11.0	32,845	10.7	32,361	10.3
Commercial multi-peril	46,406	15.3	44,750	14.6	43,559	13.9
Other	3,515	1.2	3,445	1.0	3,357	1.1

Total commercial lines	117,716	38.9	114,427	37.2	111,336	35.5

Total business	$302,544	100.0%	$307,407	100.0%	$313,689	100.0%

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
     Reserve estimates can change over time because of unexpected changes in assumptions related to the external business environment and, to a lesser extent, assumptions as to the internal operations of our insurance subsidiaries. Assumptions related to the external business environment include the absence of significant changes in tort law and legal decisions that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions, stability in economic conditions and the rate of loss cost inflation. For example, our insurance subsidiaries have experienced a decrease in claims frequency on bodily injury liability claims during the past several years while claims severity has gradually increased. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on bodily injury claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Internal assumptions include accurate measurement of the impact of rate changes and changes in policy provisions and consistency in the quality and characteristics of business written within a given line of business. To the extent our insurance subsidiaries determine that underlying factors impacting these assumptions have changed, our insurance subsidiaries attempt to make appropriate adjustments for such changes in their reserves. Accordingly, the ultimate liability for unpaid losses and loss expenses of our insurance subsidiaries will likely differ from the amount recorded at December 31, 2007. For every 1% change in the loss and loss expense reserves estimates of our insurance subsidiaries, net of reinsurance recoverable, the effect on the pre-tax results of operations of our insurance subsidiaries would be approximately $1.5 million.
     The establishment of appropriate liabilities is an inherently uncertain process, and the ultimate liability of our insurance subsidiaries could exceed their loss and loss expense reserves and have an adverse effect on their results of operations and financial condition.

Furthermore, the timing, frequency and extent of adjustments to the estimated future liabilities of our insurance subsidiaries cannot be predicted, since the historical conditions and events that serve as a basis for the estimates of ultimate claim costs may change. As is the case for substantially all property and casualty insurance companies, our insurance subsidiaries have found it necessary in the past to increase their estimated future liabilities for losses and loss expenses in certain periods, and in other periods their estimates have exceeded their actual liabilities. Changes in estimates of the liability for losses and loss expenses generally reflect actual payments and the evaluation of information received since the prior reporting date. Our insurance subsidiaries recognized a decrease in their liability for losses and loss expenses of prior years of $10.0 million, $13.6 million and $9.4 million in 2007, 2006 and 2005, respectively. Generally, our insurance subsidiaries experienced improving loss development trends in 2007, 2006 and 2005, which were reflected in favorable settlements of open claims by our insurance subsidiaries. Our insurance subsidiaries made no significant changes in their reserving philosophy, key reserving assumptions or claims management, and there have been no significant offsetting changes in estimates that increased or decreased the loss and loss expense reserves in these periods. The 2007 development was primarily recognized in the private passenger automobile liability, workers’ compensation, commercial automobile liability and commercial multi-peril lines of business and was consistently favorable for settlements of claims occurring in each of the previous five accident years. The majority of the 2007 development was related to decreases in the liability for losses and loss expenses of prior years for Atlantic States.
     Excluding the impact of isolated catastrophic weather events, our insurance subsidiaries have noted slight downward trends in the number of claims incurred and the number of claims outstanding at period ends relative to their premium base in recent years across most lines of business. However, the amount of the average claim outstanding has increased gradually over the past several years as the property and casualty insurance industry has experienced increased litigation trends, periods in which economic conditions extended the estimated length of disabilities, increased medical loss cost trends and a general slowing of settlement rates in litigated claims. Further adjustments to the estimates of our insurance subsidiaries could be required in the future. However, on the basis of the internal procedures, including an actuarial review, which analyze, among other things, the prior assumptions of our insurance subsidiaries, the experience of our insurance subsidiaries with similar cases and historical trends such as reserving patterns, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes, our insurance subsidiaries believe that they have made adequate provision for their liability for losses and loss expenses as of December 31, 2007.
     Because of the participation of Atlantic States in the underwriting pool with Donegal Mutual, Atlantic States is exposed to adverse loss development on the business of Donegal Mutual that is included in the underwriting pool. However, pooled business represents the predominant percentage of the net underwriting activity of Donegal Mutual and Atlantic

States, and Donegal Mutual and Atlantic States proportionately share any adverse risk development of the pooled business. The business in the pool is homogenous (i.e., effective March 1, 2008, Atlantic States has an 80% share of the entire pool and Donegal Mutual has a 20% share of the entire pool). Since substantially all of the business of Atlantic States and Donegal Mutual is pooled and the results are shared by each company according to its participation level under the terms of the pooling agreement, the underwriting pool is intended to produce a more uniform and stable underwriting result from year to year for Donegal Mutual and Atlantic States than they would experience individually and to spread the risk of loss between Donegal Mutual and Atlantic States.
     Differences between liabilities reported in our financial statements prepared on the basis of GAAP and our insurance subsidiaries’ financial statements prepared on a statutory accounting basis (“SAP”) result from anticipating salvage and subrogation recoveries for GAAP but not for SAP. These differences amounted to $8.3 million, $8.1 million and $8.3 million at December 31, 2005, 2006 and 2007, respectively.
     The following table sets forth a reconciliation of the beginning and ending GAAP net liability of our insurance subsidiaries for unpaid losses and loss expenses for the periods indicated:

	Year Ended December 31,
(in thousands)	2005	2006	2007
Gross liability for unpaid losses and loss expenses at beginning of year	$267,190	$265,730	$259,022
Less reinsurance recoverable	95,759	92,721	95,710

Net liability for unpaid losses and loss expenses at beginning of year	171,431	173,009	163,312
Provision for net losses and loss expenses for claims incurred in the current year	176,924	182,037	187,797
Change in provision for estimated net losses and loss expenses for claims incurred in prior years	(9,382)	(13,616)	(10,013)

Total incurred	167,542	168,421	177,784
Net losses and loss payments for claims incurred during:
The current year	98,735	106,401	118,444
Prior years	67,229	71,717	72,500

Total paid	165,964	178,118	190,944
Net liability for unpaid losses and loss expenses at end of year	173,009	163,312	150,152
Plus reinsurance recoverable	92,721	95,710	76,280

Gross liability for unpaid losses and loss expenses at end of year	$265,730	$259,022	$226,432

     The following table sets forth the development of the liability for net unpaid losses and loss expenses of our insurance subsidiaries from 1997 to 2007. Loss data in the table includes business ceded to Atlantic States from the underwriting pool.
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
     The “Net liability reestimated as of” portion of the table shows the reestimated amount of the previously recorded liability based on experience for each succeeding year. The estimate increases or decreases as payments are made and more information becomes known about the severity of the remaining unpaid claims. For example, the 2004 liability has developed a redundancy after three years, in that reestimated net losses and loss expenses are expected to be $22.8 million less than the estimated liability initially established in 2004 of $171.4 million.
     The “Cumulative (excess) deficiency” shows the cumulative excess or deficiency at December 31, 2007 of the liability estimate shown on the top line of the corresponding column. An excess in liability means that the liability established in prior years exceeded actual net losses and loss expenses or our insurance subsidiaries reevaluated the liability at less than the original amount. A deficiency in liability means that the liability established in prior years was less than actual net losses and loss expenses or our insurance subsidiaries reevaluated the liability at more than the original amount.
     The “Cumulative amount of liability paid through” portion of the table shows the cumulative net losses and loss expense payments made in succeeding years for net losses incurred prior to the balance sheet date. For example, the 2004 column indicates that as of December 31, 2007 payments equal to $123.2 million of the currently reestimated ultimate liability for net losses and loss expenses of $148.6 million had been made.
     Amounts shown in the 2004 column of the table include information for Le Mars and Peninsula for all accident years prior to 2004.

	Year Ended December 31,
(in thousands)	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
Net liability at end of year for unpaid losses and loss expenses	$80,256	$96,015	$99,234	$102,709	$114,544	$131,108	$138,896	$171,431	$173,009	$163,312	150,152
Net liability reestimated as of:
One year later	77,459	95,556	100,076	110,744	121,378	130,658	136,434	162,049	159,393	153,299
Two years later	76,613	95,315	103,943	112,140	120,548	128,562	130,030	152,292	153,894
Three years later	74,851	94,830	104,073	110,673	118,263	124,707	123,399	148,612
Four years later	73,456	94,354	101,880	108,766	114,885	119,817	120,917
Five years later	73,103	93,258	100,715	107,561	113,070	118,445
Six years later	72,706	92,818	100,479	106,950	112,614
Seven years later	72,319	92,400	99,968	106,298
Eight years later	72,421	92,064	99,927
Nine years later	72,344	92,001
Ten years later	72,646
Cumulative (excess) deficiency	$(7,610)	$(4,014)	$693	$3,589	$(1,930)	$(12,663)	$(17,979)	$(22,819)	$(19,115)	$(10,013)

Cumulative amount of liability paid through:
One year later	$27,803	$37,427	$39,060	$43,053	$45,048	$46,268	$51,965	$67,229	$71,718	72,499
Two years later	46,954	57,347	60,622	67,689	70,077	74,693	81,183	102,658	107,599
Three years later	58,883	69,973	76,811	82,268	87,198	93,288	99,910	123,236
Four years later	65,898	78,757	85,453	92,127	97,450	105,143	109,964
Five years later	70,642	83,038	91,337	98,007	104,551	111,523
Six years later	72,801	85,935	94,420	101,664	108,136
Seven years later	74,444	87,600	96,823	103,767
Eight years later	75,372	89,320	98,268
Nine years later	76,326	90,301
Ten years later	76,863

	Year Ended December 31
	1999	2000	2001	2002	2003	2004	2005	2006	2007
	(in thousands)
Gross liability at end of year	$144,180	$156,476	$179,840	$210,692	$217,914	$267,190	$265,730	$259,022	226,432
Reinsurance recoverable	44,946	53,767	65,296	79,584	79,018	95,759	92,721	95,710	76,280
Net liability at end of year	99,234	102,709	114,544	131,108	138,896	171,431	173,009	163,312	150,152
Gross reestimated liability — latest	156,839	172,293	189,523	205,985	209,026	239,818	240,848	241,817
Reestimated recoverable — latest	56,912	65,995	76,909	87,540	88,109	91,206	86,954	88,518
Net reestimated liability — latest	99,927	106,298	112,614	118,445	120,917	148,612	153,894	153,299
Gross cumulative deficiency (excess)	12,659	15,817	9,683	(4,707)	(8,888)	(27,372)	(24,882)	(17,205)

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
Third Party Reinsurance
     Atlantic States, Southern and Donegal Mutual purchase reinsurance on a combined basis. Le Mars and Peninsula have separate reinsurance programs that provide similar types of coverage and that are commensurate with their relative size and exposures. Our insurance subsidiaries use a number of different reinsurers, all of which, consistent with the requirements of our insurance subsidiaries, have an A.M. Best rating of A- (Excellent) or better or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A- rating.
     The external reinsurance Atlantic States, Southern and Donegal Mutual purchase includes:
•	“excess of loss reinsurance,” under which losses are automatically reinsured, through a series of contracts, over a set retention ($400,000 for 2007); and

•	“catastrophic reinsurance,” under which our insurance subsidiaries recover, through a series of contracts, 100% of an accumulation of many losses resulting from a single event, including natural disasters ($3.0 million for 2007).
     The amount of coverage provided under each of these types of reinsurance depends upon the amount, nature, size and location of the risk being reinsured.
     The principal third party reinsurance agreement of our insurance subsidiaries in 2007 was a multi-line per risk excess of loss treaty with Partner Reinsurance Company, Dorinco Reinsurance Company, Hannover Ruckversicherungs-AG, QBE Reinsurance Corporation, XL Reinsurance America, Inc., Aspen Insurance UK Limited and Toa Reinsurance Company of America that provides 100% coverage up to $1.0 million for both property and liability losses.
     For property insurance, in 2007 our insurance subsidiaries also had excess of loss treaties that provided for additional coverage over the multi-line treaty up to $2.5 million per loss. For liability insurance, our insurance subsidiaries had excess of loss treaties that provided for additional coverage over the multi-line treaty up to $40.0 million per occurrence. For workers’ compensation insurance in 2007, our insurance subsidiaries had excess of loss treaties that provided for additional coverage over the multi-line treaty up to $5.0 million on any one life.
     Our insurance subsidiaries have property catastrophe coverage through a series of layered treaties up to aggregate losses of $100.0 million for Atlantic States, Southern and Donegal Mutual for any single event. This coverage is provided through as many as 16 reinsurers on any one treaty with no reinsurer taking more than 25.0% of the exposure under any one treaty.
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
Investments
     Return on invested assets is an important element of the financial results of our insurance subsidiaries, and the investment strategy of our insurance subsidiaries is to generate an appropriate amount of after-tax income on invested assets while minimizing credit risk through investments in high-quality securities. As a result, our insurance subsidiaries seek to invest a high percentage of their assets in a diversified, highly rated and readily marketable group of fixed-maturity instruments. Their fixed-maturity portfolios consist of both taxable and tax-exempt securities. Our insurance subsidiaries maintain a portion of their portfolios in short-term securities, such as investments in commercial paper, to provide liquidity for the payment of claims and operation of their businesses. Our insurance subsidiaries maintain a small percentage (6.0% at December 31, 2007) of their portfolios in equity securities.
     At December 31, 2007, all debt securities held by our insurance subsidiaries had an investment-grade rating with the exception of a $250,000 unrated obligation. The investment portfolios of our insurance subsidiaries did not contain any mortgage loans or any non-performing assets at December 31, 2007.
     The following table shows the composition of the debt securities (at carrying value) in the investment portfolios of our insurance subsidiaries, excluding short-term investments, by rating as of December 31, 2007:

	December 31, 2007
(dollars in thousands)	Amount	Percent
Rating(1)
U.S. Treasury and U.S. agency securities(2)	$132,219	27.0%
Aaa or AAA	305,107	62.2
Aa or AA	42,623	8.7
A	4,915	1.0
BBB	5,494	1.1
Not rated(3)	250	—

Total	$490,608	100.0%

(1)	Ratings assigned by Moody’s Investors Services, Inc. or Standard & Poor’s Corporation.

(2)	Includes mortgage-backed securities of $55,234.

(3)	Represents one unrated obligation of The Lancaster County Hospital Authority Mennonite Home Project that our insurance subsidiaries believe to be equivalent to investment grade securities with respect to repayment risk.
     Our insurance subsidiaries invest in both taxable and tax-exempt securities as part of their strategy to maximize after-tax income, and are currently increasing their investments in tax-exempt securities. This strategy considers, among other factors, the alternative minimum tax. Tax-exempt securities made up approximately 55.8%, 59.7% and 67.9% of the debt securities in the investment portfolios of our insurance subsidiaries at December 31, 2005, 2006 and 2007, respectively.
     The following table shows the classification of the investments of our insurance subsidiaries (at carrying value) at December 31, 2005, 2006 and 2007:

	December 31,
	2005		2006		2007
		Percent		Percent		Percent
		of		of		of
(dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Fixed maturities(1):
Held to maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$58,735	10.7%	$58,094	9.8%	$51,611	8.5%
Obligations of states and political subdivisions	84,656	15.5	83,283	14.1	81,457	13.5
Corporate securities	21,509	3.9	14,638	2.5	9,838	1.6
Mortgage-backed securities	15,282	2.8	13,163	2.2	11,384	1.9

Total held to maturity	180,182	32.9	169,178	28.6	154,290	25.5

Available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	50,859	9.3	44,836	7.6	25,374	4.2
Obligations of states and political subdivisions	180,571	33.0	215,518	36.5	251,866	41.6
Corporate securities	20,112	3.7	18,476	3.1	15,228	2.5
Mortgage-backed securities	43,555	7.9	52,840	8.9	43,850	7.2

Total available for sale	295,097	53.9	331,670	56.1	336,318	55.5

Total fixed maturities	475,279	86.8	500,848	84.7	490,608	81.0
Equity securities(2)	29,825	5.5	36,813	6.2	36,361	6.0
Investments in affiliates(3)	8,442	1.5	8,463	1.4	8,649	1.4
Short-term investments(4)	34,200	6.2	45,214	7.7	70,252	11.6

Total investments	$547,746	100.0%	$591,338	100.0%	$605,870	100.0%

(1)	Our insurance subsidiaries account for their investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting For Certain Investments in Debt and Equity Securities.” See Notes 1 and 4 to our consolidated financial statements incorporated by reference herein. Fixed maturities classified as held to maturity are valued at amortized cost; those fixed maturities classified as available for sale are valued at fair value. Total fair value of fixed maturities classified as held to maturity was $178.6 million at December 31, 2005, $168.4 million at December 31, 2006 and $155.4 million at December 31, 2007. The amortized cost of fixed maturities classified as available for sale was $295.1 million at December 31, 2005, $330.4 million at December 31, 2006 and $331.8 million at December 31, 2007.

(2)	Equity securities are valued at fair value. Total cost of equity securities was $25.4 million at December 31, 2005, $29.8 million at December 31, 2006 and $30.0 million at December 31, 2007.

(3)	Investments in affiliates are valued at cost, adjusted for our share of earnings and losses of our affiliates as well as changes in equity of our affiliates due to unrealized gains and losses.

(4)	Short-term investments are valued at cost, which approximates market.
     The following table sets forth the maturities (at carrying value) in fixed maturity and short-term investment portfolios of our insurance subsidiaries at December 31, 2005, December 31, 2006 and December 31, 2007:

	December 31,
	2005		2006		2007
		Percent		Percent		Percent
		of		of		of
(dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Due in(1):
One year or less	$55,717	11.0%	$72,966	13.5%	$29,299	6.0%
Over one year through three years	60,852	12.0	68,468	12.6	61,523	12.5
Over three years through five years	59,006	11.7	43,453	8.0	36,360	7.4
Over five years through ten years	136,344	26.9	171,579	31.6	186,441	38.0
Over ten years through fifteen years	131,355	26.0	113,714	20.9	86,089	17.5
Over fifteen years	3,821	0.8	6,150	1.2	35,662	7.3
Mortgage-backed securities	58,838	11.6	66,003	12.2	55,234	11.3

	$505,933	100.0%	$542,333	100.0%	$490,608	100.0%

(1)	Based on stated maturity dates with no prepayment assumptions. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
     As shown above, our insurance subsidiaries held investments in mortgage-backed securities having a carrying value of $55.2 million at December 31, 2007. The mortgage-backed securities consist primarily of investments in governmental agency balloon pools with stated maturities between one and 21 years. The stated maturities of these investments limit the exposure of our insurance subsidiaries to extension risk should interest rates rise and prepayments decline. Our insurance subsidiaries perform an analysis of the underlying loans when evaluating a mortgage-backed security for purchase, and they select those securities that they believe will provide a return that properly reflects the prepayment risk associated with the underlying loans.
     The investment results of our insurance subsidiaries for the years ended December 31, 2005, 2006 and 2007 are shown in the following table:

	Year Ended December 31,
(dollars in thousands)	2005	2006	2007
Invested assets(1)	$523,408	$569,542	$598,604
Investment income(2)	18,472	21,320	22,785
Average yield	3.5%	3.7%	3.8%
Average tax-equivalent yield	4.4	4.7	4.8

(1)	Average of the aggregate invested amounts at the beginning and end of the period.

(2)	Investment income is net of investment expenses and does not include realized investment gains or losses or provision for income taxes.
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
     In addition to state-imposed insurance laws and regulations, the National Association of Insurance Commissioners (“NAIC”) has established a risk-based capital system for assessing the adequacy of statutory capital and surplus that augments the states’ current fixed dollar minimum capital requirements for insurance companies. At December 31, 2007, our insurance subsidiaries and Donegal Mutual each exceeded the minimum levels of statutory capital required by the risk-based capital rules. There can be no assurance that the statutory capital requirements applicable to our insurance subsidiaries or Donegal Mutual will not increase in the future.
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
     Our insurance subsidiaries are restricted by the insurance laws of their respective states of domicile as to the amount of dividends or other distributions they may pay to us without the prior approval of the respective state regulatory authorities. Generally, the maximum amount that may be paid by an insurance subsidiary during any year after notice to, but without prior approval of, the insurance commissioners of these states is limited to a stated percentage of that subsidiary’s statutory capital and surplus as of the end of the preceding year or the net income of the subsidiary for the preceding year. As of December 31, 2007, the amount of dividends our insurance subsidiaries could pay us during 2008, without the prior approval of the various insurance commissioners, was:

Name of Insurance Subsidiary	Ordinary Dividend Amount
Atlantic States Insurance Company	$24.1 million
Southern Insurance Company of Virginia	5.0 million
Le Mars Insurance Company	5.1 million
Peninsula Insurance Group	3.7 million

Donegal Mutual
     Donegal Mutual was organized in 1889. At December 31, 2007, Donegal Mutual had admitted assets of $309.5 million and policyholders’ surplus of $153.3 million. At December 31, 2007, Donegal Mutual had no debt and, of its total liabilities of $156.2 million, reserves for net losses and loss expenses accounted for $53.3 million and unearned premiums accounted for $41.0 million. Of Donegal Mutual’s investment portfolio of $222.2 million at December 31, 2007, investment-grade bonds accounted for $40.5 million and mortgages accounted for $3.4 million. At December 31, 2007, Donegal Mutual owned 8,253,517 shares, or approximately 42%, of our Class A common stock, which were carried on Donegal Mutual’s books at $103.0 million, and 4,111,215 shares, or approximately 74%, of our Class B common stock, which were carried on Donegal Mutual’s books at $51.3 million. The foregoing financial information is presented on the statutory basis of accounting required by the NAIC Accounting Practices and Procedures Manual. Donegal Mutual does not, nor is it required to, prepare financial statements in accordance with GAAP.
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
Cautionary Statement Regarding Forward-Looking Statements
     This annual report and the documents incorporated by reference into this annual report contain “forward-looking statements” within the meaning of the Private Securities

Litigation Reform Act of 1995. These statements include certain discussions relating to underwriting, premium and investment income volume, business strategies, reserves, profitability and business relationships and our other business activities during 2007 and beyond. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “objective,” “project,” “predict,” “potential,” “goal” and similar expressions. These forward-looking statements reflect our current views about future events, are based on our current assumptions and are subject to known and unknown risks and uncertainties that may cause our results, performance or achievements to differ materially from those anticipated in or implied by those statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict. Such factors may include those described under “Risk Factors.” The forward-looking statements contained in this annual report reflect our views and assumptions only as of the date of this annual report. Except as required by law, we do not intend to, and assume no responsibility for, updating any forward-looking statements. We qualify all of our forward-looking statements by these cautionary statements.
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
     Each share of our Class A common stock is entitled to one-tenth of a vote per share and generally can vote as a separate class only on matters that would affect the rights of holders of our Class A common stock. Donegal Mutual has the right to vote approximately 65% of the aggregate voting power of our Class A common stock and our Class B common stock, and has sufficient voting control to:
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
     We own insurance subsidiaries that are domiciled in the states of Pennsylvania, Maryland, Virginia and Iowa. Donegal Mutual also controls an insurance company domiciled in the State of Wisconsin. The insurance laws of each of these states provide that no person can acquire a 10% or greater interest in us without first filing specified information with the insurance commissioner of that state and obtaining the prior approval of the proposed acquisition of a 10% or greater interest in us by the state insurance commissioner based on statutory standards designed to protect the safety and soundness of the insurance subsidiary.
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
     The continued growth of the business of our insurance subsidiaries will depend materially upon their ability to retain existing, and attract new, independent agents. If independent agents find it easier to do business with the competitors of our insurance subsidiaries, our insurance subsidiaries could find it difficult to retain their existing business or attract new business. While our insurance subsidiaries believe they maintain good relationships with their independent agents, our insurance subsidiaries cannot be certain that these independent agents will continue to sell the products of our insurance subsidiaries to the consumers these independent agents represent. Some of the factors that could adversely affect the ability of our insurance subsidiaries to retain existing, and attract new, independent agents include:
•	the significant competition to attract independent agents;

•	the intense and time-consuming process of selecting new independent agents;

•	the stringent criteria of our insurance subsidiaries which require that independent agents adhere to consistent underwriting standards; and

•	the ability of our insurance subsidiaries to pay competitive and attractive commissions, bonuses and other incentives to independent agents.
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
     As a holding company, we rely primarily on dividends from our insurance subsidiaries as a source of funds to meet our corporate obligations. Payment of dividends by our insurance subsidiaries is subject to regulatory restrictions and depends on the surplus of our subsidiaries. From time to time, the NAIC and various state insurance regulators consider modifying the method of determining the amount of dividends that may be paid by an insurance company without prior regulatory approval. The maximum amount of ordinary dividends that our insurance subsidiaries can pay to us in 2008 without prior regulatory approval is approximately $37.9 million. In addition, state insurance regulators have broad discretion to limit the payment of dividends by our insurance subsidiaries in the future. The ability of our insurance subsidiaries to pay dividends to us may be further constrained by business and regulatory considerations, such as the impact of dividends on surplus that could affect the ratings, competitive position and the amount of premiums that our insurance subsidiaries can write as well as their ability to pay future dividends.
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
     Our insurance subsidiaries rely on reinsurance agreements to limit their maximum net loss from large single risks or risks in concentrated areas, and to increase their capacity to write insurance. Although the reinsurance our insurance subsidiaries maintain provides that the reinsurer is liable to them, the reinsurance does not relieve our insurance subsidiaries from liability to their policyholders. To the extent that a reinsurer may be unable to pay losses for which it is liable to our insurance subsidiaries under the terms of its reinsurance agreement with them, our insurance subsidiaries remain liable for such losses. As of December 31, 2007, our insurance subsidiaries had approximately $28.6 million of reinsurance receivables from third-party reinsurers relating to paid and unpaid losses. The insolvency or inability of these reinsurers to make timely payments to our insurance subsidiaries under the terms of their reinsurance agreements would adversely affect their results of operations.
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
     As a result of the September 11, 2001 terrorist attacks, the insurance industry has been compelled to re-examine policy terms and conditions and to address the potential for future threats of terrorist attacks and resulting losses. The personal and commercial property and casualty insurance policies of our insurance subsidiaries are not priced to cover the risk of terrorist attacks and losses such as those suffered in the World Trade Center terrorist attack. Therefore, our insurance subsidiaries have exposure to terrorism under the lines of insurance products that they offer. The Terrorism Risk Insurance Extension Act of 2005, or “TRIA,” may reduce the impact of future losses as a result of terrorism in connection with commercial insurance products our insurance subsidiaries offer; however, because of the uncertainty regarding the application of TRIA, the amount of losses our insurance subsidiaries may be required to retain as a result of terrorism may result in a material adverse effect on their business, financial condition and results of operations. TRIA now has an expiration date of December 31, 2014, and will not provide coverage beyond that time unless it is extended. TRIA does not cover the personal insurance products our insurance subsidiaries offer, and state regulators have not approved exclusions for acts of terrorism in the personal insurance products offered by our insurance subsidiaries. Therefore, our insurance subsidiaries could incur large unexpected losses from the personal insurance policies that they issue, which could have a material adverse effect on their business, financial condition and results of operations.
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
     Our Class A common stock has limited trading liquidity. Reported average daily trading volume in our Class A common stock for the year ended December 31, 2007 was approximately 39,000 shares. This limited trading liquidity subjects our shares of Class A common stock to greater price volatility.
     The market price of our Class A common stock may be adversely affected by future sales of a substantial number of shares of our Class A common stock or Class B common stock or the availability of such shares for sale.
     The sale, or the availability for sale, of a significant number of shares of our Class A common stock or Class B common stock could adversely affect the prevailing market prices of our Class A common stock and could impair our ability to raise capital through future sales of our equity securities. As of February 25, 2008, we had outstanding 19,778,568 shares of our Class A common stock and 5,576,775 shares of our Class B common stock. Apart from the shares held by Donegal Mutual, all of our outstanding shares of Class A common stock and Class B common stock are freely tradeable without restrictions under the Securities Act. Sales of a substantial number of shares of our Class A common stock or Class B common stock by Donegal Mutual could cause the price of our Class A common stock to fall.
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
Item 2. Properties.
     We and our insurance subsidiaries share headquarters with Donegal Mutual in a building in Marietta, Pennsylvania owned by Donegal Mutual. Donegal Mutual charges us and our insurance subsidiaries for an appropriate portion of the building expenses under an inter-company allocation agreement. The Marietta headquarters has approximately 172,600 square feet of office space, and 34,000 square feet of additional space under construction. Southern owns a facility of approximately 10,000 square feet in Glen Allen, Virginia. Le Mars owns a facility of approximately 25,500 square feet in Le Mars, Iowa and Peninsula owns a facility of approximately 14,600 square feet in Salisbury, Maryland.
Item 3. Legal Proceedings.
     Our insurance subsidiaries are a party to numerous lawsuits arising in the ordinary course of their insurance business. We believe that the resolution of these lawsuits will not have a material adverse effect on the financial condition or results of operations of our insurance subsidiaries.
Item 4. Submission of Matters to a Vote of Security Holders.
     We did not submit any matter to a vote of the holders of our Class A common stock or Class B common stock during the fourth quarter of 2007.
Executive Officers of the Company
     The following table sets forth information regarding the executive officers of the companies that comprise the Donegal Insurance Group, each of whom has served with us for more than 10 years:

Name	Age	Position
Donald H. Nikolaus	65	President and Chief Executive Officer of Donegal Mutual since 1981; President and Chief Executive Officer of the Company since 1986.

Robert G. Shenk	54	Senior Vice President, Claims, of Donegal Mutual and the Company since 1997; Vice President, Claims, of Donegal Mutual and the Company from 1992 to 1997 and Manager, Casualty Claims, of Donegal Mutual from 1985 to 1992 and the Company from 1986 to 1992.

Cyril J. Greenya	63	Senior Vice President and Chief Underwriting Officer, of Donegal Mutual and the Company since 2005, Senior Vice President, Underwriting of Donegal Mutual from 1997 to 2005, Vice President, Commercial Underwriting, of Donegal Mutual and the Company from 1992 to 1997 and Manager, Commercial Underwriting of Donegal Mutual from 1983 to 1992 and the Company from 1986 to 1992.

Name	Age	Position
Daniel J. Wagner	47	Senior Vice President and Treasurer of Donegal Mutual and the Company since 2005; Vice President and Treasurer of Donegal Mutual and the Company from 2000 to 2005; Treasurer of Donegal Mutual and the Company from 1993 to 2000; Controller of Donegal Mutual and the Company from 1988 to 1995.

Jeffrey D. Miller	43	Senior Vice President and Chief Financial Officer of Donegal Mutual and the Company since 2005; Vice President and Controller of Donegal Mutual and the Company from 2000 to 2005; Controller of Donegal Mutual and the Company from 1995 to 2000.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     The response to this Item is incorporated in part by reference to page 40 of our Annual Report to Stockholders for the year ended December 31, 2007, which is included as Exhibit (13) to this Form 10-K Report. As of February 25, 2008, we had approximately 934 holders of record of our Class A common stock and 316 holders of record of our Class B common stock. We declared dividends of $0.33 per share on our Class A common stock and $0.28 per share on our Class B common stock in 2006 and $0.36 per share on our Class A common stock and $0.31 per share on our Class B common stock in 2007.
     Between October 1, 2007 and December 31, 2007, we and Donegal Mutual purchased shares of our Class A common stock and Class B common stock as set forth in the following table.

Period	(a) Total Number of Shares (or Units) Purchased			(b) Average Price Paid per Share (or Unit)			(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs			(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1	Class A	-	10,000	Class A	-	$17.54	Class A	-	10,000	(3)
October 1-31, 2007	Class B	-	22,604	Class B	-	$19.99	Class B	-	22,604	(2)

Month #2	Class A	-	102,000	Class A	-	$17.34	Class A	-	102,000	(1)
November 1-30, 2007	Class A	-	55,201	Class A	-	$17.42	Class A	-	55,201	(3)
	Class B	-	11,248	Class B	-	$20.48	Class B	-	11,248	(2)

Month #3	Class A	-	35,498	Class A	-	$17.21	Class A	-	35,498	(3)
December 1-31, 2007

Total	Class A	-	202,699	Class A	-	$17.22	Class A	-	202,699
	Class B	-	33,852	Class B	-	$20.15	Class B	-	33,852

(1)	Donegal Mutual purchased these shares in privately negotiated non-market transactions directly with its employees. These purchases were not pursuant to a publicly announced plan or program. Donegal Mutual has not limited the number of shares of Class A common stock or Class B common stock it may purchase from time to time in private market transactions directly with its employees.

(2)	Donegal Mutual purchased these shares pursuant to its announcement on August 17, 2004 that it will, at its discretion, purchase shares of our Class A common stock and Class B common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. Such announcement did not stipulate a maximum number of shares that may be purchased.

(3)	We purchased these shares pursuant to our announcement on March 7, 2007 that we will purchase up to 500,000 shares of our Class A common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. We may purchase up to 233,574 additional shares of our Class A common stock under this program.
     Our performance graph is included on page 39 of our Annual Report to Stockholders for the year ended December 31, 2007, which is included as Exhibit (13) to this Form 10-K Report. Our performance graph is not deemed filed with the SEC and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent that we specifically incorporate it by reference.
Item 6. Selected Financial Data.
     The response to this Item is incorporated by reference to page 8 of our Annual Report to Stockholders for the year ended December 31, 2007, which is included as Exhibit (13) to this Form 10-K Report.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The response to this Item is incorporated by reference to pages 10 through 17 of our Annual Report to Stockholders for the year ended December 31, 2007, which is included as Exhibit (13) to this Form 10-K Report.
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

     Principal cash flows and related weighted-average interest rates by expected maturity dates for financial instruments sensitive to interest rates held by our insurance subsidiaries are as follows:

	As of December 31, 2007
		Weighted-average
(amounts in thousands)	Principal cash flows	interest rate
Fixed maturities and short-term investments:
2008	$100,802	4.2%
2009	40,409	4.4
2010	29,862	4.9
2011	16,651	4.8
2012	20,015	4.9
Thereafter	345,987

Total	$553,726

Market value	$561,973

Debt:
2033	$30,929	8.9%

Total	$30,929

Fair Value	$30,929

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
Item 8. Financial Statements and Supplementary Data.
     The response to this Item is incorporated by reference to pages 18 through 35 of our Annual Report to Stockholders for the year ended December 31, 2007, which is included as Exhibit (13) to this Form 10-K Report.
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
     Internal Control over Financial Reporting
     Pursuant to Section 404 of Sarbanes-Oxley, a report of management’s assessment of the design and effectiveness of our internal controls is included as part of our Annual Report to Stockholders incorporated by reference in this Form 10-K Annual Report. KPMG LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2007 based on criteria establish by Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The report of KPMG dated March 13, 2008 is included as part of our Annual Report to Stockholders incorporated by reference in this Form 10-K Annual Report.
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
Item 9B. Other Information.
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance of the Registrant.
     The response to this Item with respect to our directors is incorporated by reference to our proxy statement to be filed with the SEC relating to our annual meeting of stockholders to be held April 17, 2008. The response to this Item with respect to our executive officers is incorporated by reference to Part I of this Form 10-K Report.
     The full text of our Code of Ethics is incorporated by reference as noted with respect to Exhibit 14 to this Form 10-K Report.
Item 11. Executive Compensation.
     The response to this Item is incorporated by reference to our proxy statement filed with the SEC relating to our annual meeting of stockholders to be held April 17, 2008. Neither the Report of our Compensation Committee nor the Report of our Audit Committee is deemed filed with the SEC or will be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The response to this Item is incorporated by reference to our proxy statement to be filed with the SEC relating to our annual meeting of stockholders to be held April 17, 2008.
Item 13. Certain Relationships and Related Transactions and Director Independence.
     The response to this Item is incorporated by reference to our proxy statement to be filed with the SEC relating to our annual meeting of stockholders to be held April 17, 2008.
Item 14. Principal Accountant Fees and Services.
     The response to this Item is incorporated by reference to our proxy statement to be filed with the SEC relating to our annual meeting of stockholders to be held April 17, 2008.

PART IV
Item 15. Exhibits and Financial Statement Schedule.
     (a) Financial statements, financial statement schedule and exhibits filed:
          (a) Consolidated Financial Statements

Page*
Reports of Independent Registered Public Accounting Firm	36, 38

Donegal Group Inc. and Subsidiaries:

Consolidated Balance Sheets as of December 31, 2007 and 2006	18

Consolidated Statements of Income and Comprehensive Income for each of the years in the three-year period ended December 31, 2007, 2006 and 2005	19

Consolidated Statements of Stockholders’ Equity for each of the years in the three-year period ended December 31, 2007, 2006 and 2005	20

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2007, 2006 and 2005	21

Notes to Consolidated Financial Statements	22
Report and Consent of Independent Registered Public Accounting Firm	Exhibit 23
          (b) Financial Statement Schedule

Page
Donegal Group Inc. and Subsidiaries

Schedule III — Supplementary Insurance Information	S-1
          All other schedules have been omitted since they are not required, not applicable or the information is included in the financial statements or notes thereto.

*   Refers to pages of our 2007 Annual Report to Stockholders. The consolidated financial statements and Notes to consolidated financial statements, Report of Independent Registered Public Accounting Firm on consolidated financial statements, Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public

Accounting Firm on Internal Control Over Financial Reporting on pages 18 through 38 are incorporated herein by reference. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item and Items 5, 6, 7 and 8 hereof, such Annual Report shall not be deemed filed as part of this Form 10-K Report or otherwise subject to the liabilities of Section 18 of the Exchange Act.
          (c) Exhibits

Exhibit No.	Description of Exhibits	Reference
(3)(i)	Certificate of Incorporation of Registrant, as amended.	(a)

(3)(ii)	Amended and Restated By-laws of Registrant.	(t)

Management Contracts and Compensatory Plans or Arrangements

(10)(A)	Donegal Group Inc. Amended and Restated 1996 Equity Incentive Plan.	(c)

(10)(B)	Donegal Group Inc. 2001 Equity Incentive Plan for Employees.	(d)

(10)(C)	Donegal Group Inc. 2001 Equity Incentive Plan for Directors.	(d)

(10)(D)	Donegal Group Inc. 2001 Employee Stock Purchase Plan, as amended.	(e)

(10)(E)	Donegal Group Inc. Amended and Restated 2001 Agency Stock Purchase Plan.	(f)

(10)(F)	Donegal Mutual Insurance Company 401(k) Plan.	(g)

(10)(G)	Amendment No. 1 effective January 1, 2000 to Donegal Mutual Insurance Company 401(k) Plan.	(g)

(10)(H)	Amendment No. 2 effective January 6, 2000 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

(10)(I)	Amendment No. 3 effective July 23, 2001 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

(10)(J)	Amendment No. 4 effective January 1, 2002 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

(10)(K)	Amendment No. 5 effective December 31, 2001 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

Exhibit No.	Description of Exhibits	Reference
(10)(L)	Amendment No. 6 effective July 1, 2002 to Donegal Mutual Insurance Company 401(k) Plan.	(r)

(10)(M)	Donegal Mutual Insurance Company Executive Restoration Plan.	(h)

10(N)	Donegal Group Inc. 2007 Equity Incentive Plan for employees.	(u)

10(O)	Donegal Group Inc. 2007 Equity Incentive Plan for Directors.	(u)

Other Material Contracts

(10)(P)	Amended and Restated Tax Sharing Agreement dated as of October 19, 2006 among Donegal Group Inc., Atlantic States Insurance Company, Southern Insurance Company of Virginia, Le Mars Insurance Company, The Peninsula Insurance Company and Peninsula Indemnity Company.	(r)

(10)(Q)	Amended and Restated Services Allocation Agreement dated July 20, 2006 among Donegal Group Inc., Atlantic States Insurance Company, Southern Insurance Company, Le Mars Insurance Company, The Peninsula Insurance Company, Peninsula Indemnity Company and Donegal Mutual Insurance Company.	(b)

(10)(R)	Proportional Reinsurance Agreement dated September 29, 1986 between Donegal Mutual Insurance Company and Atlantic States Insurance Company.	(i)

(10)(S)	Amendment dated October 1, 1988 to Proportional Reinsurance Agreement between Donegal Mutual Insurance Company and Atlantic States Insurance Company.	(j)

(10)(T)	Amendment dated July 16, 1992 to Proportional Reinsurance Agreement between Donegal Mutual Insurance Company and Atlantic States Insurance Company.	(k)

(10)(U)	Amendment dated as of December 21, 1995 to Proportional Reinsurance Agreement between Donegal Mutual Insurance Company and Atlantic States Insurance Company.	(l)

Exhibit No.	Description of Exhibits	Reference
(10)(V)	Reinsurance and Retrocession Agreement dated May 21, 1996 between Donegal Mutual Insurance Company and Southern Insurance Company of Virginia.	(h)

(10)(W)	Amended and Restated Credit Agreement dated as of July 27, 1998 among Donegal Group Inc., the banks and other financial institutions from time to time party thereto and Fleet National Bank, as agent.	(m)

(10)(X)	First Amendment and Waiver to the Amended and Restated Credit Agreement dated as of December 31, 1999.	(g)

(10)(Y)	Amendment dated as of April 20, 2000 to Proportional Reinsurance Agreement between Donegal Mutual Insurance Company and Atlantic States Insurance Company.	(n)

(10)(Z)	Lease Agreement dated as of September 1, 2000 between Donegal Mutual Insurance Company and Province Bank FSB.	(d)

(10)(AA)	Aggregate Excess of Loss Reinsurance Agreement dated as of January 1, 2001 between Donegal Mutual Insurance Company and Atlantic States Insurance Company (as successor-in-interest to Pioneer Insurance Company).	(d)

(10)(BB)	Plan of Conversion of Le Mars Mutual Insurance Company of Iowa adopted August 11, 2003	(p)

(10)(CC)	Stock Purchase Agreement dated as of October 28, 2003 between Donegal Group Inc. and Folksamerica Holding Company, Inc.	(o)

(10)(DD)	Credit Agreement dated as of November 25, 2003 between Donegal Group Inc. and Manufacturers and Traders Trust Company	(p)

(10)(EE)	First Amendment to Credit Agreement dated as of July 20, 2006 between Donegal Group Inc. and Manufacturers and Traders Trust Company	(b)

(10)(FF)	Amended and Restated Services Allocation Agreement dated October 19, 2006 among Donegal Group Inc., Atlantic States Insurance Company, Southern Insurance Company of Virginia, Le Mars Insurance Company, The Peninsula Insurance Company, Peninsula Indemnity Company and Donegal Mutual Insurance Company	(s)

Exhibit No.	Description of Exhibits	Reference
(10)(GG)	Amendment dated as of March 1, 2008 to Proportional Reinsurance Agreement between Donegal Mutual Insurance Company and Atlantic States Insurance Company	(v)

(13)	2007 Annual Report to Stockholders (electronic filing contains only those portions incorporated by reference into this Form 10-K Report).	Filed herewith

(14)	Code of Ethics	(q)

(21)	Subsidiaries of Registrant.	Filed herewith

(23)	Report and Consent of Independent Registered Public Accounting Firm	Filed herewith

(31.1)	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer	Filed herewith

(31.2)	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer	Filed herewith

(32.1)	Section 1350 Certification of Chief Executive Officer	Filed herewith

(32.2)	Section 1350 Certification of Chief Financial Officer	Filed herewith

(a)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form S-3 Registration Statement No. 333-59828 filed April 30, 2001.

(b)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2001.

(c)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 1998.

(d)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2000.

(e)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form S-8 Registration Statement No. 333-62974 filed June 14, 2001.

(f)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form S-2 Registration Statement No. 333-63102 declared effective February 8, 2002.

(g)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 1999.

(h)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 1996.

(i)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form S-1 Registration Statement No. 33-8533 declared effective October 29, 1986.

(j)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 1988.

(k)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 1992.

(l)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 8-K Report dated December 21, 1995.

(m)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 8-K Report dated November 17, 1998.

(n)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 8-K Report dated May 31, 2000.

(o)	Such exhibit is hereby incorporated by reference to the like-described exhibits in Registrant’s Form 8-K Report dated November 3, 2003.

(p)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 8-K Report dated December 1, 2003.

(q)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-K Annual Report for the year ended December 31, 2003.

(r)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 8-K Report dated October 23, 2006.

(s)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2006.

(t)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 8-K Report dated December 22, 2006.

(u)	Such exhibit is hereby incorporated by reference to the like-numbered exhibit in Registrant’s Form 8-K Report dated April 20, 2007.

(v)	Such exhibit is hereby incorporated by reference to the like-numbered exhibit in Registrant’s Form 8-K Report dated March 1, 2008.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONEGAL GROUP INC.
By:	/s/ Donald H. Nikolaus
Donald H. Nikolaus, President

Date: March 13, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald H. Nikolaus Donald H. Nikolaus	President and a Director (principal executive officer)	March 13, 2008

/s/ Jeffrey D. Miller Jeffrey D. Miller	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	March 13, 2008

/s/ Robert S. Bolinger Robert S. Bolinger	Director	March 13, 2008

/s/ Patricia A. Gilmartin Patricia A. Gilmartin	Director	March 13, 2008

Signature	Title	Date

/s/ Philip H. Glatfelter, II Philip H. Glatfelter, II	Director	March 13, 2008

/s/ John J. Lyons John J. Lyons	Director	March 13, 2008

/s/ Jon M. Mahan Jon M. Mahan	Director	March 13, 2008

/s/ S. Trezevant Moore, Jr. S. Trezevant Moore, Jr.	Director	March 13, 2008

/s/ R. Richard Sherbahn R. Richard Sherbahn	Director	March 13, 2008

/s/ Richard D. Wampler, II Richard D. Wampler, II	Director	March 13, 2008

DONEGAL GROUP INC. AND SUBSIDIARIES
SCHEDULE III – SUPPLEMENTARY INSURANCE INFORMATION
($ in thousands)
Years Ended December 31, 2007, 2006 and 2005

				Amortization
	Net	Net	Net Losses	of Deferred	Other	Net
	Earned	Investment	And Loss	Policy	Underwriting	Premiums
Segment	Premiums	Income	Expenses	Acquisition Costs	Expenses	Written
Year Ended December 31, 2007
Personal lines	$196,429	$—	$124,602	$32,438	$33,402	$202,353
Commercial lines	113,642	—	53,182	18,767	19,324	111,336
Investments	—	22,785	—	—	—	—

	$310,071	$22,785	$177,784	$51,205	$52,726	$313,689

Year Ended December 31, 2006
Personal lines	$185,951	$—	$112,924	$29,973	$30,822	$192,980
Commercial lines	115,527	—	55,497	18,622	19,149	114,427
Investments	—	21,320	—	—	—	—

	$301,478	$21,320	$168,421	$48,595	$49,971	$307,407

Year Ended December 31, 2005
Personal lines	$181,787	—	$107,788	$29,156	$29,113	$184,828
Commercial lines	112,711	—	59,754	18,078	18,050	117,716
Investments	—	18,472	—	—	—	—

	$294,498	$18,472	$167,542	$47,234	$47,163	$302,544

S-1

DONEGAL GROUP INC. AND SUBSIDIARIES
SCHEDULE III – SUPPLEMENTARY INSURANCE INFORMATION, CONTINUED
($ in thousands)

	At December 31,
	Deferred	Liability		Other Policy
	Policy	For Losses		Claims and
	Acquisition	And Loss	Unearned	Benefits
Segment	Costs	Expenses	Premiums	Payable
2007
Personal lines	$16,449	$103,253	$127,551	$—
Commercial lines	9,786	123,179	75,880	—
Investments	—	—	—	—

	$26,235	$226,432	$203,431	$—

2006
Personal lines	$15,190	$115,524	$120,898	$—
Commercial lines	9,549	143,498	76,005	—
Investments	—	—	—	—

	$24,739	$259,022	$196,903	$—

S-2