Form 10-Q
period 2008-03-31
DONEGAL GROUP INC
filed 2008-05-05
CIK 800457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐   No☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,894,961 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on April 30, 2008.

Part I. Financial Information
Item 1. Financial Statements.
Donegal Group Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost	$134,112,632	$154,290,119
Available for sale, at fair value	403,249,918	336,317,901
Equity securities, available for sale, at fair value	32,267,954	36,360,526
Investments in affiliates	8,869,002	8,648,818
Short-term investments, at cost, which approximates fair value	51,994,565	70,252,223

Total investments	630,494,071	605,869,587
Cash	3,951,337	4,289,365
Accrued investment income	5,525,664	5,874,908
Premiums receivable	55,932,903	51,038,253
Reinsurance receivable	76,870,911	78,897,154
Deferred policy acquisition costs	28,963,633	26,235,072
Deferred tax asset, net	9,233,614	7,026,441
Prepaid reinsurance premiums	49,550,645	47,286,336
Property and equipment, net	5,772,432	5,608,129
Accounts receivable — securities	—	602,191
Due from affiliate	1,007,417	—
Other	1,322,368	1,368,320

Total assets	$868,624,995	$834,095,756

Liabilities and Stockholders’ Equity

Liabilities
Losses and loss expenses	$228,807,600	$226,432,402
Unearned premiums	223,361,960	203,430,560
Accrued expenses	10,256,902	12,313,428
Reinsurance balances payable	1,439,163	2,105,501
Federal income taxes payable	1,685,112	375,736
Cash dividends declared to stockholders	—	2,210,298
Subordinated debentures	30,929,000	30,929,000
Accounts payable — securities	12,728,213	1,820,016
Due to affiliate	—	241,918
Drafts payable	563,640	717,540
Other	2,157,811	829,166

Total liabilities	511,929,401	481,405,565

Stockholders’ Equity
Preferred stock, $1.00 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 30,000,000 shares, issued 20,368,997 and 20,167,999 shares and outstanding 19,869,429 and 19,756,643 shares	203,690	201,680
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	159,178,214	156,850,666
Accumulated other comprehensive income	3,474,840	6,974,411
Retained earnings	200,490,392	193,806,855
Treasury stock	(6,708,034)	(5,199,913)

Total stockholders’ equity	356,695,594	352,690,191

Total liabilities and stockholders’ equity	$868,624,995	$834,095,756

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Net premiums earned	$82,007,766	$76,697,819
Investment income, net of investment expenses	5,691,741	5,504,059
Net realized investment gains	695,356	104,785
Lease income	244,113	261,532
Installment payment fees	1,153,127	1,113,821

Total revenues	89,792,103	83,682,016

Expenses:
Net losses and loss expenses	53,529,831	50,595,427
Amortization of deferred policy acquisition costs	13,719,000	12,418,000
Other underwriting expenses	12,403,152	12,185,738
Policy dividends	270,438	248,151
Interest	612,476	708,491
Other expenses	499,226	491,734

Total expenses	81,034,123	76,647,541

Income before income tax expense	8,757,980	7,034,475
Income tax expense	2,032,997	1,544,537

Net income	$6,724,983	$5,489,938

Earnings per common share:
Class A common stock — basic	$0.27	$0.22

Class A common stock — diluted	$0.27	$0.22

Class B common stock — basic and diluted	$0.25	$0.20

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net income	$6,724,983	$5,489,938
Other comprehensive income (loss), net of tax Unrealized gains (loss) on securities:
Unrealized holding gain (loss) during the period, net of income tax	(3,047,590)	378,874
Reclassification adjustment, net of income tax	(451,981)	(68,110)

Other comprehensive income (loss)	(3,499,571)	310,764

Comprehensive income	$3,225,412	$5,800,702

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)
Three Months Ended March 31, 2008

						Accumulated
					Additional	Other			Total
					Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Capital	Income	Earnings	Stock	Equity
Balance, December 31, 2007	20,167,999	5,649,240	$201,680	$56,492	$156,850,666	$6,974,411	$193,806,855	$(5,199,913)	$352,690,191

Issuance of common stock (stock compensation plans)	200,998		2,010		1,662,651				1,664,661

Net income							6,724,983		6,724,983

Cash dividends							(1,482)		(1,482)

Grant of stock options					39,964		(39,964)		—

Tax benefit on exercise of stock options					624,933				624,933

Purchase of treasury stock								(1,508,121)	(1,508,121)

Other comprehensive loss						(3,499,571)			(3,499,571)

Balance, March 31, 2008	20,368,997	5,649,240	$203,690	$56,492	$159,178,214	$3,474,840	$200,490,392	$(6,708,034)	$356,695,594

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities:
Net income	$6,724,983	$5,489,938

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	599,320	636,805
Net realized investment gains	(695,356)	(104,785)
Changes in assets and liabilities:
Losses and loss expenses	2,375,198	(750,362)
Unearned premiums	19,931,400	5,668,645
Premiums receivable	(4,894,650)	(3,407,563)
Deferred acquisition costs	(2,728,561)	(432,529)
Deferred income taxes	(322,787)	(47,236)
Reinsurance receivable	2,026,243	1,048,887
Prepaid reinsurance premiums	(2,264,309)	(2,447,389)
Accrued investment income	349,244	309,949
Due from affiliate	(1,249,335)	(1,829,483)
Reinsurance balances payable	(666,338)	26,592
Current income taxes	1,309,376	2,500,456
Accrued expenses	(2,056,526)	(2,965,755)
Other, net	1,220,694	508,401

Net adjustments	12,933,613	(1,285,367)

Net cash provided by operating activities	19,658,596	4,204,571

Cash Flows from Investing Activities:
Purchases of fixed maturities:
Available for sale	(87,231,024)	(16,525,653)
Purchases of equity securities, available for sale	(503,765)	(5,879,084)
Maturity of fixed maturities:
Held to maturity	20,021,499	3,813,583
Available for sale	14,969,487	7,718,016
Sales of fixed maturities:
Available for sale	13,063,738	—
Sales of equity securities, available for sale	3,254,419	3,073,116
Net decrease in investment in affiliates	18,426	9,067
Net purchase of property and equipment	(416,755)	(197,884)
Net sale of short-term investments	18,257,658	7,221,406

Net cash used in investing activities	(18,566,317)	(767,433)

Cash Flows from Financing Activities:
Cash dividends paid	(2,211,780)	(2,442,958)
Issuance of common stock	1,664,661	440,159
Purchase of treasury stock	(1,508,121)	(96,823)
Tax benefit on exercise of stock options	624,933	29,777

Net cash used in financing activities	(1,430,307)	(2,069,845)

Net increase (decrease) in cash	(338,028)	1,367,293
Cash at beginning of period	4,289,365	531,756

Cash at end of period	$3,951,337	$1,899,049

Cash paid during period — Interest	$695,745	$732,440
Net cash paid (received) during period — Taxes	$425,000	$(950,000)
See accompanying notes to consolidated financial statements.

DONEGAL GROUP INC. AND SUBSIDIARIES
(Unaudited)
Notes to Consolidated Financial Statements
1 — Organization
Donegal Mutual Insurance Company (“Donegal Mutual”) organized us as an insurance holding company on August 26, 1986. Our insurance subsidiaries, Atlantic States Insurance Company (“Atlantic States”), Southern Insurance Company of Virginia (“Southern”), Le Mars Insurance Company (“Le Mars”) and the Peninsula Insurance Group (“Peninsula”), which consists of Peninsula Indemnity Company and The Peninsula Insurance Company, write personal and commercial lines of property and casualty insurance exclusively through a network of independent insurance agents in certain Mid-Atlantic, Midwest and Southern states. The personal lines products consist primarily of homeowners and private passenger automobile policies. The commercial lines products consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies. Donegal Mutual and our insurance subsidiaries conduct business together as the Donegal Insurance Group. We also own approximately 48% of the outstanding stock of Donegal Financial Services Corporation (“DFSC”), a thrift holding company that owns Province Bank FSB. Donegal Mutual owns the remaining approximately 52% of the outstanding stock of DFSC.
     At March 31, 2008, Donegal Mutual held approximately 42% of our outstanding Class A common stock and approximately 74% of our outstanding Class B common stock.
     Atlantic States, our largest subsidiary, and Donegal Mutual have a pooling agreement under which each company places all of its direct written business in the pool and both companies proportionately share the underwriting results of the pool, excluding certain reinsurance assumed by Donegal Mutual from our other insurance subsidiaries. From July 1, 2000 through February 29, 2008, Atlantic States had a 70% share of the results of the pool, and Donegal Mutual had a 30% share of the results of the pool. Effective March 1, 2008, Donegal Mutual and Atlantic States amended the pooling agreement to increase Atlantic States’ share of the results of the pool to 80%. In connection with this amendment to the pooling agreement, Donegal Mutual transferred approximately $11.9 million in cash and net liabilities to Atlantic States. See Note 4 – Reinsurance for more information regarding the pooling agreement.
     On March 7, 2007, our board of directors authorized a share repurchase program, pursuant to which we may purchase up to 500,000 shares of our Class A common stock at market prices prevailing from time to time in the open market subject to the provisions of Securities and Exchange Commission (“SEC”) Rule 10b-18 and in privately negotiated transactions. We purchased 88,212 and 5,700 shares of our Class A common stock under this program during the three months ended March 31, 2008 and 2007, respectively. We have purchased a total of 354,638 shares of our Class A common stock under this program through March 31, 2008.
2 — Basis of Presentation
     Our financial information for the interim periods included herein is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods included herein. Our results of operations for the three months ended March 31, 2008 are not necessarily indicative of our results of operations to be expected for the twelve months ending December 31, 2008.
     These interim financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2007.
3 — Earnings Per Share
     We have two classes of common stock, which we refer to as Class A common stock and Class B common stock. Holders of our Class A common stock are entitled to cash dividends that are at least 10% higher than those declared and paid on our Class B common stock. Accordingly, we use the two-class method for the computation of earnings per common share pursuant to Statement of Financial Accounting

Standards No. 128, “Earnings Per Share.” The two-class method is an earnings allocation formula that determines earnings per share separately for each class of common stock based on dividends declared and an allocation of remaining undistributed earnings using a participation percentage reflecting the dividend rights of each class. A reconciliation of the numerators and denominators used in the basic and diluted per share computations is presented below for each class of stock:

	For the Three Months Ended March 31:
	(dollars in thousands, except per share data)
	2008		2007
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of net income	$5,354	$1,371	$4,367	$1,123

Denominator:
Weighted-average shares outstanding	19,787,849	5,576,775	19,712,200	5,576,775

Basic net income per share	$0.27	$0.25	$0.22	$0.20

Diluted net income per share:
Numerator:
Allocation of net income	$5,354	$1,371	$4,367	$1,123

Denominator:
Number of shares used in basic computation	19,787,849	5,576,775	19,712,200	5,576,775
Weighted-average effect of dilutive securities Add: Director and employee stock options	142,831	—	404,025	—

Number of shares used in per share computations	19,930,680	5,576,775	20,116,225	5,576,775

Diluted net income per share	$0.27	$0.25	$0.22	$0.20

Options to purchase the following number of shares of Class A common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price during the relevant period:

	Three Months Ended
	March 31,
	2008	2007
Number of shares	1,032,667	1,051,667

4 — Reinsurance
     Atlantic States has participated in an inter-company pooling agreement with Donegal Mutual since 1986. Both Atlantic States and Donegal Mutual place all of their direct business into the pool, and Atlantic States and Donegal Mutual then proportionately share the pooled business in accordance with the terms of the pooling agreement. From July 1, 2000 through February 29, 2008, Atlantic States had a 70% share of the results of the pool, and Donegal Mutual had a 30% share of the results of the pool. Effective March 1, 2008, Donegal Mutual and Atlantic States amended the pooling agreement to increase Atlantic States’ share of the results of the pool to 80%. In connection with this amendment to the pooling agreement, Donegal Mutual transferred approximately $11.9 million of cash and net liabilities to Atlantic States. Net liabilities transferred as of March 1, 2008 consisted of the following:

(dollars in thousands)
Unearned premiums (net of reinsurance)	$13,626
Less: Ceding commissions	(1,709)

Net liabilities transferred	$11,917

     Atlantic States, Southern and Donegal Mutual purchase third-party reinsurance on a combined basis. Le Mars and Peninsula have separate third-party reinsurance programs that provide similar types of coverage and that are commensurate with their relative size and exposures. Several different reinsurers are used, all of which, consistent with Donegal Insurance Group’s requirements, have an A.M. Best rating of A- (Excellent) or better or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A- rating. The following information relates to the external reinsurance Atlantic States, Southern and Donegal Mutual has in place during 2008:
•	excess of loss reinsurance, under which losses are automatically reinsured, through a series of contracts, over a set retention ($600,000 for 2008), and

•	catastrophic reinsurance, under which Donegal Insurance Group recovers, through a series of contracts, 100% of an accumulation of many losses resulting from a single event, including natural disasters, over a set retention ($3.0 million for 2008).
     Our insurance subsidiaries and Donegal Mutual also purchase facultative reinsurance to cover exposures from losses that exceed the limits provided by their respective treaty reinsurance.
     In addition to the pooling agreement and third-party reinsurance, Atlantic States, Southern, Le Mars and Peninsula have various reinsurance agreements with Donegal Mutual.
     Our 2008 reinsurance program was renewed at lower rates compared to 2007, largely attributable to our decision to increase our excess of loss reinsurance retention from $400,000 to $600,000 effective January 1, 2008. There were no other significant changes to third-party reinsurance or other reinsurance agreements between our insurance subsidiaries and Donegal Mutual during the three months ended March 31, 2008.
5 — Investments
     We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at March 31, 2008 as follows:

	Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(dollars in thousands)
Obligations of states and political subdivisions	$91,764	$4,062	$29,860	$546
Corporate securities	1,321	181	2,211	320
Mortgage-backed securities	10,420	48	6,411	48
Equity securities	7,052	1,153	3,981	1,308

Totals	$110,557	$5,444	$42,463	$2,222

     We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at March 31, 2007 as follows:

	Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(dollars in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$4,939	$16	$78,798	$1,553
Obligations of states and political subdivisions	27,202	115	51,972	537
Corporate securities	1,004	1	8,183	164
Mortgage-backed securities	15,331	130	36,320	856
Equity securities	8,379	369	1,249	84

Totals	$56,855	$631	$176,522	$3,194

     Of the total fixed maturity securities with an unrealized loss at March 31, 2008, we classified securities with a fair value of $124.9 million and an unrealized loss of $4.8 million as available for sale and carried them at fair value on our balance sheet, while we classified securities with a fair value of $17.1 million and an unrealized loss of $437,123 as held to maturity on our balance sheet and carried them at amortized cost.

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
     We have no direct exposure to sub-prime residential mortgage-backed securities and hold no collateralized debt obligations. Substantially all of the unrealized losses within our fixed maturity investment portfolio resulted from general market conditions and the related impact on our fixed maturity investment valuations. Increases in municipal bond market yields resulted in overall market value declines in our municipal bond holdings as of March 31, 2008. When determining possible impairment of the debt securities we own, we consider unrealized losses that are due to the impact of general market conditions to be temporary in nature because we have the ability and intent to hold the debt securities we own to maturity. The majority of the unrealized losses within our equity portfolio related to common stock investments in companies within the financial services industry, which have been adversely affected by market developments within the past year. We evaluated the near-term prospects of the issuers of those investments in relation to the severity and duration of impairment. Based upon that evaluation and our ability and intent to hold those investments for a reasonable period of time sufficient for a recovery of fair value, we did not consider those investments to be other than temporarily impaired at March 31, 2008.
6 — Segment Information
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

	Three Months Ended
	March 31,
	2008	2007
	(dollars in thousands)
Revenues:
Premiums earned:
Commercial lines	$28,848	$28,580
Personal lines	53,160	48,118

Net premiums earned	82,008	76,698
Net investment income	5,692	5,504
Realized investment gains	695	105
Other	1,397	1,375

Total revenues	$89,792	$83,682

Income before income taxes:
Underwriting income:
Commercial lines	$3,154	$2,955
Personal lines	(4,215)	(2,517)

	(4,215)

SAP underwriting income (loss)	(1,061)	438
GAAP adjustments (1)	3,146	813

GAAP underwriting income	2,085	1,251
Net investment income	5,692	5,504
Realized investment gains	695	105
Other	286	174

Income before income taxes	$8,758	$7,034

(1)	GAAP adjustments for the three months ended March 31, 2008 included an increase in deferred acquisition costs, which offset the ceding commissions that were included in the transfer of net liabilities from Donegal Mutual discussed in Note 4 – Reinsurance.

7 — Subordinated Debentures
     On May 15, 2003, we received $15.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on May 15, 2033 and are callable at our option, at par, after May 15, 2008. The debentures carry an interest rate equal to the three-month LIBOR rate plus 4.10%, which is adjustable quarterly. At March 31, 2008, the interest rate on the debentures was 7.17%.
     On October 29, 2003, we received $10.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on October 29, 2033 and are callable at our option, at par, after October 29, 2008. The debentures carry an interest rate equal to the three-month LIBOR rate plus 3.85%, which is adjustable quarterly. At March 31, 2008, the interest rate on the debentures was 7.16%.
     On May 24, 2004, we received $5.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on May 24, 2034 and are callable at our option, at par, after May 24, 2009. The debentures carry an interest rate equal to the three-month LIBOR rate plus 3.85%, which is adjustable quarterly. At March 31, 2008, the interest rate on the debentures was 6.94%.
8 — Share–Based Compensation
     Effective January 1, 2006, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. In determining the expense to be recorded for stock options granted to directors and employees of our subsidiaries and affiliates other than Donegal Mutual, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The significant assumptions utilized in applying the Black-Scholes option pricing model are a risk-free interest rate, expected term, dividend yield and expected volatility.
     Under SFAS No. 123(R), the compensation expense for our stock compensation plans that has been charged against income before income taxes was $43,626 and $60,535 for the three months ended March 31, 2008 and 2007, respectively, with a corresponding income tax benefit of $15,269 and $21,187, respectively. As of March 31, 2008, our total unrecognized compensation cost related to nonvested share-based compensation granted under our stock compensation plans was $216,282. This cost is expected to be recognized over a weighted average period of 2.7 years.
     SFAS No. 123(R) does not set accounting requirements for share-based compensation to nonemployees. We continue to account for share-based compensation to employees and directors of Donegal Mutual under the provisions of FIN No. 44 and EITF 00-23, which state that when employees of a controlling entity are granted share-based compensation, the entity granting the share-based compensation should measure the fair value of the award at the grant date and recognize the fair value as a dividend to the controlling entity. These provisions apply to options granted to employees and directors of Donegal Mutual, the employer of record for the majority of employees that provide services to us. We recorded implied dividends of $39,964 and $33,972 for the three months ended March 31, 2008 and 2007, respectively.
     Cash received from option exercises under all stock compensation plans for the three months ended March 31, 2008 and 2007 was $1,344,798 and $110,270, respectively. The actual tax benefit realized for the tax deductions from option exercises of share-based compensation was $624,933 and $29,777 for the three months ended March 31, 2008 and 2007, respectively.
9 — Fair Value Measurements
     As of January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and requires expanded disclosures about fair value measurements. The SFAS No. 157 hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires financial assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

Level 1 – quoted prices in active markets for identical assets and liabilities
Level 2 – inputs other than Level 1 quoted prices that are directly or indirectly observable
Level 3 – unobservable inputs that are not corroborated by market data
     We evaluate assets and liabilities on a recurring basis to determine the appropriate level at which to classify them for each reporting period. The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities as of March 31, 2008:

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Fixed maturities – available for sale	$403,250	$—	$403,250	$—
Equity securities	32,268	18,768	13,500	—

Totals	$435,518	$18,768	$416,750	$—

     We also adopted FASB Staff Position (“FSP”) No. 157-2, which allowed us to defer the effective date of SFAS No. 157 for certain nonfinancial assets and liabilities to January 1, 2009.
10 – Impact of New Accounting Standards
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,” which permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates. Upon adoption, an entity reports unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Most of the provisions apply only to entities that elect the fair value option. However, the amendment of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. Effective January 1, 2008, we adopted SFAS No. 159. The adoption of this statement had no effect on our results of operations, financial condition or liquidity.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following information should be read in conjunction with the historical financial information and the notes thereto included in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on March 13, 2008.
Critical Accounting Policies and Estimates
     Our financial statements are combined with those of our insurance subsidiaries and are presented on a consolidated basis in accordance with generally accepted accounting principles in the United States (“GAAP”).
     Our insurance subsidiaries make estimates and assumptions that can have a significant effect on amounts and disclosures that we report in our financial statements. The most significant estimates relate to the reserves of our insurance subsidiaries for property and casualty insurance unpaid losses and loss expenses, valuation of investments and our insurance subsidiaries’ policy acquisition costs. While we believe our estimates and the estimates of our insurance subsidiaries are appropriate, the ultimate amounts may differ from the estimates provided. We regularly review these estimates and reflect any adjustment considered necessary in our current results of operations.

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
     Liability estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions as to our insurance subsidiaries’ internal operations. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and stability in economic conditions and the rate of loss cost inflation. For example, our insurance subsidiaries have experienced a decrease in claims frequency on bodily injury liability claims during the past several years while claims severity has gradually increased. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on bodily injury claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Internal assumptions include accurate measurement of the impact of rate changes and changes in policy provisions and consistency in the quality and characteristics of business written within a given line of business, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries attempt to make appropriate adjustments for such changes in their liabilities. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at March 31, 2008. For every 1% change in our estimate of our insurance subsidiaries’ liability for losses and loss expenses, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $1.5 million.
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
     Because of Atlantic States’ participation in the pool with Donegal Mutual, Atlantic States is exposed to adverse loss development on the business of Donegal Mutual included in the pool. However, pooled business represents the predominant percentage of the net underwriting activity of both companies, and Donegal Mutual and Atlantic States would proportionately share any adverse risk development of the pooled business. Since substantially all of the business of Atlantic States and Donegal Mutual is pooled and the results shared by each company according to its participation level under the terms of the pooling agreement, the underwriting pool is intended to produce a more uniform and stable underwriting result from year to year for each company than either would experience individually and to spread the risk of loss among each company. The risk profiles of the business written by Atlantic States and Donegal Mutual historically have been, and continue to be, substantially similar. The products, classes of business underwritten, pricing practices and underwriting standards of both companies are determined and administered by the same management and the same underwriting personnel. In addition, as the Donegal Insurance Group, Donegal Mutual and our insurance subsidiaries share a combined business plan to achieve market penetration and underwriting profitability objectives. The products marketed by our insurance subsidiaries and Donegal Mutual are generally complementary, thereby allowing Donegal Insurance Group to offer a broader range of products to a given market and to expand Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account. Distinctions within the products of Donegal Mutual and our insurance subsidiaries generally relate to specific risk profiles targeted within similar classes of business, such as preferred tier compared to standard tier products, but we do not allocate all of the standard risk gradients to one company. Therefore, the underwriting profitability of the business directly written by the individual companies will vary. However, as the risk characteristics of all business written directly by Donegal Mutual and Atlantic States are homogenized within the pool and each company shares the results according to its participation level, each company realizes its pro-rata share of the underwriting profitability of the pool.
     Our insurance subsidiaries’ liability for losses and loss expenses by major line of business as of March 31, 2008 and December 31, 2007 consisted of the following:

	March 31,	December 31,
	2008	2007
	(dollars in thousands)
Commercial lines:
Automobile	$19,365	$20,274
Workers’ compensation	36,818	36,309
Commercial multi-peril	26,338	24,847
Other	1,584	1,780

Total commercial lines	84,105	83,210

Personal lines:
Automobile	57,616	55,796
Homeowners	11,008	10,121
Other	1,400	1,025

Total personal lines	70,024	66,942

Total commercial and personal lines	154,129	150,152
Plus reinsurance recoverable	74,679	76,280

Total liability for losses and loss expenses	$228,808	$226,432

     We have evaluated the effect on our insurance subsidiaries’ loss and loss expense reserves and our stockholders’ equity in the event of reasonably likely changes in the variables considered in establishing loss and loss expense reserves. We established the range of reasonably likely changes based on a review of changes in accident year development by line of business and applied to our insurance subsidiaries’ loss reserves as a whole. The selected range does not necessarily indicate what could be the potential best or worst case or the most likely scenario. The following table sets forth the effect on our insurance subsidiaries’ loss and loss expense reserves and our stockholders’ equity in the event of reasonably likely changes in the variables considered in establishing loss and loss expense reserves:

	Adjusted Loss and
	Loss Expense		Adjusted Loss and
Change in Loss	Reserves Net of	Percentage Change	Loss Expense	Percentage Change
and Loss Expense	Reinsurance as of	in Equity as of	Reserves Net of	in Equity as of
Reserves Net of	March 31,	March 31,	Reinsurance as of	December 31,
Reinsurance	2008	2008(1)	December 31, 2007	2007(1)
(dollars in thousands)
(10.0)%	$138,716	2.8%	$135,137	2.8%
(7.5)	142,569	2.1	138,891	2.1
(5.0)	146,423	1.4	142,644	1.4
(2.5)	150,276	0.7	146,398	0.7
Base	154,129	—	150,152	—
2.5	157,982	-0.7	153,906	-0.7
5.0	161,835	-1.4	157,660	-1.4
7.5	165,689	-2.1	161,413	-2.1
10.0	169,542	-2.8	165,167	-2.8

(1)	Net of income tax effect.
Investments
     We make estimates concerning the valuation of our investments and the recognition of other than temporary declines in the value of our investments. When we consider the decline in value of an individual investment to be other than temporary, we write down the investment to its estimated net realizable value, and the amount of the write-down is reflected as a realized loss in our results of operations. We individually monitor all investments for other than temporary declines in value. Generally, if an individual equity security has depreciated in value by more than 20% of original cost, and has been in such an unrealized loss position for more than six months, we assume there has been an other than temporary decline in value.  We held 62 equity securities that were in an unrealized loss position at March 31, 2008. A substantial number of these equity securities have declined in value by less than 20% of original cost or have been in an unrealized loss position for less than six months. Certain of these equity securities have declined in value by more than 20% of original cost but have traded at a value exceeding 80% of original cost within the past six months or have been in an unrealized loss position for more than six months but have declined in value by less than 20% of original cost. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we consider these declines in value to be temporary. With respect to debt securities, we assume there has been an other than temporary decline in value if it is probable that we will not receive contractual payments. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including the fair value of the investment being significantly below its cost, the deteriorating financial condition of the issuer of a security and the occurrence of industry, company and geographic events that have negatively impacted the value of a security or rating agency downgrades. We determined that certain investments trading below cost had declined on an other than temporary basis during the first three months of 2008. We included losses of $71,500 and $0 in net realized investment gains for these investments in the first three months of 2008 and 2007, respectively.
Policy Acquisition Costs
     We defer policy acquisition costs, consisting primarily of commissions, premium taxes and certain other underwriting costs that vary with and are primarily related to the production of business, and amortize them over the period in which our insurance subsidiaries earn the premiums. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premiums to be earned, related investment income, losses and loss expenses and certain other costs we expect to incur as our insurance subsidiaries earn the premiums. Estimates in the calculation of policy acquisition costs have not shown material variability because of uncertainties in applying accounting principles or as a result of sensitivities to changes in key assumptions.

Results of Operations — Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
     Net Premiums Written. Net premiums written for the three months ended March 31, 2008 were $99.7 million, an increase of $19.8 million, or 24.7%, over the $79.9 million of net premiums written for the comparable period in 2007. Net premiums written for the first quarter of 2008 included a $13.6 million transfer of unearned premiums related to the change in the pooling agreement between Atlantic States and Donegal Mutual effective March 1, 2008. Net premiums written in the first quarter of 2008 also reflected the impact of the increased pooling allocation of approximately $2.5 million for the month of March 2008 and benefited from the renewal of our 2008 reinsurance program at lower rates compared to 2007. The lower reinsurance rates were largely due to our decision to increase our per loss retention from $400,000 to $600,000 effective January 1, 2008. Personal lines net premiums written increased $13.2 million, or 27.8%, in the first quarter of 2008 compared to the comparable period in 2007. Commercial lines net premiums written increased $6.6 million, or 20.3%, in the first quarter of 2008 compared to the comparable period in 2007.
     Net Premiums Earned. Net premiums earned increased to $82.0 million for the first quarter of 2008, an increase of $5.3 million, or 6.9%, over the first quarter of 2007. Our insurance subsidiaries earn premiums and recognize them as revenue over the terms of their policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding twelve-month period compared to the comparable period one year earlier. Net premiums earned in the first quarter of 2008 reflected the impact of the increased pooling allocation of approximately $2.5 million for the month of March 2008 and benefited from the renewal of our 2008 reinsurance program at lower rates compared to 2007.
     Investment Income. For the three months ended March 31, 2008, our net investment income increased 3.4% to $5.7 million, compared to $5.5 million for the comparable period one year ago. An increase in average invested assets from $591.9 million in the first quarter of 2007 to $618.2 million in the first quarter of 2008 accounted for the increase in net investment income. The increase in our annualized average rate of return on investments was primarily due to improved yields generated from the reinvestment of maturity proceeds of lower-yielding bonds. These improved yields were offset in part by lower before-tax yields generated from our increased holdings of tax-exempt fixed maturities in our investment portfolio during the first quarter of 2008 compared to the comparable period a year earlier. The increased holdings of tax-exempt fixed maturities in 2008 resulted from a continuing shift from taxable to tax-exempt fixed maturities in order to obtain more favorable after-tax yields.
     Net Realized Investment Gains. Net realized investment gains in the first quarter of 2008 were $695,356, compared to $104,785 for the comparable period in 2007. During the first quarter of 2008, impairment losses of $71,500 were included in net realized investment gains.
     Losses and Loss Expenses. The loss ratio of our insurance subsidiaries, which is the ratio of incurred losses and loss expenses to premiums earned, for the first quarter of 2008 was 65.3%, a slight improvement from the 66.0% loss ratio for the first quarter of 2007. However, losses and loss expenses increased for the first quarter of 2008, as we experienced significant weather-related claim activity and increased severity in several casualty lines of business compared to the comparable period in 2007. The commercial lines loss ratio decreased to 52.8% for the first quarter of 2008, compared to 56.0% for the first quarter of 2007, primarily due to decreases in the commercial multi-peril and commercial automobile loss ratios related to decreases in claim frequency and severity in those lines of business. The personal lines loss ratio increased slightly from 72.1% for the first quarter of 2007 to 72.3% for the first quarter of 2008. We experienced significant weather-related claim activity in both quarterly periods.
     Underwriting Expenses. The expense ratio, which is the ratio of policy acquisition costs and other underwriting expenses to premiums earned, for the first quarter of 2008 and 2007 was 31.9% and 32.1%, respectively. The expense ratios in both periods reflected decreased expenses incurred for underwriting-based incentive compensation costs as a result of higher loss ratios compared to the prior full year results.
     Combined Ratio. The combined ratio of our insurance subsidiaries was 97.5% and 98.4% for the three months ended March 31, 2008 and 2007, respectively. The combined ratio represents the sum of the loss ratio, expense ratio and dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned.

     Interest Expense. Interest expense for the first quarter of 2008 was $612,476, compared to $708,491 for the first quarter of 2007, and reflected a decrease in average interest rates on our subordinated debentures in the first quarter of 2008 compared to the comparable period in 2007.
     Income Taxes. Income tax expense was $2.0 million for the first quarter of 2008, representing an effective tax rate of 23.2%, compared to $1.5 million for the first quarter of 2007, representing an effective tax rate of 22.0%. The change in effective tax rates is primarily due to tax-exempt interest income representing a lesser proportion of net income before taxes in the 2008 period compared to the 2007 period.
     Net Income and Earnings Per Share. Our net income for the first quarter of 2008 was $6.7 million, or $.27 per share of Class A common stock and $.25 per share of Class B common stock on a diluted basis, an increase of 21.8% over net income of $5.5 million, or $.22 per share of Class A common stock and $.20 per share of Class B common stock on a diluted basis, reported for the first quarter of 2007. Our fully diluted Class A shares outstanding for the first quarter of 2008 decreased to 19.9 million, compared to 20.1 million for the first quarter of 2007, as a result of our repurchase of treasury stock. Our Class B shares outstanding were unchanged at 5.6 million.
Liquidity and Capital Resources
     Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as they arise. Our major sources of funds from operations are the net cash flows generated from our insurance subsidiaries’ underwriting results, investment income and maturing investments.
     We have historically generated sufficient net positive cash flow from our operations to fund our commitments and build our investment portfolio, thereby increasing future investment returns. The impact of the pooling agreement between Donegal Mutual and Atlantic States has historically been cash flow positive because of the historical underwriting profitability of the pool. The pool is settled monthly, thereby resulting in cash flows substantially similar to cash flows that would result from the underwriting of direct business. We have not experienced any unusual variations in the timing of claim payments associated with the loss reserves of our insurance subsidiaries. We maintain a high degree of liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. Our fixed-maturity investment portfolio is structured following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective, thereby providing an additional measure of liquidity to meet our obligations should an unexpected variation occur in the future. Net cash flows provided by operating activities in the first three months of 2008 and 2007 were $19.7 million and $4.2 million, respectively. The net cash flows provided by operating activities in the first three months of 2008 included an $11.9 million transfer of cash from Donegal Mutual discussed in Note 4 – Reinsurance.
     On November 25, 2003, we entered into a credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a four-year $35.0 million unsecured, revolving line of credit. On July 20, 2006, we amended the agreement with M&T to extend the credit agreement for four years from the date of amendment on substantially the same terms. As of March 31, 2008, we have the ability to borrow $35.0 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus between 1.50% and 1.75%, depending on our leverage ratio. In addition, we pay a fee of 0.15% per annum on the loan commitment amount, regardless of usage. The credit agreement requires our compliance with certain covenants, which include minimum levels of our net worth, leverage ratio and statutory surplus and A.M. Best ratings of our insurance subsidiaries. During the three months ended March 31, 2008, we had no borrowings outstanding under the credit agreement, and we were in compliance with all requirements of the credit agreement.
     The following table shows our expected payments for significant contractual obligations as of March 31, 2008.

			1-3
	Total	Less than 1 year	years	4-5 years	After 5 years
	(dollars in thousands)
Net liability for unpaid losses and loss expenses of our insurance subsidiaries	$154,129	$67,072	$70,043	$7,899	$9,115
Subordinated debentures	30,929	—	—	—	30,929

Total contractual obligations	$185,058	$67,072	$70,043	$7,899	$40,044

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
     The timing of the amounts for the subordinated debentures is based on their contractual maturities. The debentures are redeemable at our option, at par, after five years from their issuance dates as discussed in Note 6 — Subordinated Debentures. Our subordinated debentures carry interest rates that vary based upon the three-month LIBOR rate and adjust quarterly. Based upon the interest rates in effect as of March 31, 2008, our annual interest cost associated with our subordinated debentures is approximately $2.1 million. For every 1% change in the three-month LIBOR rate, the effect on our annual interest cost would be approximately $300,000.
     On March 7, 2007, our board of directors authorized a share repurchase program, pursuant to which we may purchase up to 500,000 shares of our Class A common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. During the first three months of 2008 and 2007, respectively, we purchased 88,212 and 5,700 shares of our Class A common stock under this program. We have purchased a total of 354,638 shares of our Class A common stock under this program to date.
     On April 17, 2008, our board of directors declared quarterly cash dividends of 10.5 cents per share for our Class A common stock and 9.25 cents per share for our Class B common stock, payable May 15, 2008 to stockholders of record as of the close of business on May 1, 2008. There are no regulatory restrictions on the payment of dividends to our stockholders, although there are state law restrictions on the payment of dividends from our insurance subsidiaries to us. Our insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis, and are subject to regulations under which payment of dividends from statutory surplus is restricted and may require prior approval of the applicable domiciliary insurance regulatory authorities. Our insurance subsidiaries are subject to risk-based capital (“RBC”) requirements. At December 31, 2007, our insurance subsidiaries’ capital levels were each substantially above the applicable RBC requirements. At January 1, 2008, amounts available for distribution as dividends to us from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities were $24.1 million from Atlantic States, $5.0 million from Southern, $5.1 million from Le Mars and $3.7 million from Peninsula, all of which remained available at March 31, 2008.
     As of March 31, 2008, we had no material commitments for capital expenditures.

Equity Price Risk
     Our portfolio of marketable equity securities, which is carried on our consolidated balance sheets at estimated fair value, has exposure to the risk of loss resulting from an adverse change in prices. We manage this risk by performing an analysis of prospective investments and through regular reviews of our portfolio by our investment staff.
Credit Risk
     Our portfolio of fixed-maturity securities and, to a lesser extent, our portfolio of short-term investments is subject to credit risk, which we define as the potential loss in market value resulting from adverse changes in the borrower’s ability to repay the debt. We manage this risk by performing an analysis of prospective investments and through regular reviews of our portfolio by our investment staff. We also limit the percentage and amount of our total investment portfolio that can be invested in the securities of any one issuer.
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
Risk Factors
     The business, results of operations and financial condition, and, therefore, the value of our common stock, are subject to a number of risks. For a description of certain risks, reference is made to our 2007 annual report on Form 10-K filed with the SEC on March 13, 2008.

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
     Other than our continuing shift from taxable to tax-exempt fixed maturity investments, we have maintained approximately the same investment mix and duration of our investment portfolio to our liabilities from December 31, 2007 to March 31, 2008.
     There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2007 through March 31, 2008.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     We conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to SEC Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we (including our consolidated subsidiaries) are required to disclose in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
     Certain forward-looking statements contained herein involve risks and uncertainties. These statements include certain discussions relating to underwriting, premium and investment income volume, business strategies and our business activities during 2008 and beyond. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions. These forward-looking statements reflect our current views about future events, are based on assumptions that reflect current conditions and are subject to known and unknown risks and uncertainties that may cause our actual results to differ materially from those anticipated by these forward-looking statements. Many of the factors that will determine future events or our future results of operations are beyond our ability to control or predict.

Part II. Other Information
Item 1. Legal Proceedings.
            None.
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(d) Maximum
Number (or
			(c) Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	(a) Total Number	(b) Average	of Publicly	Be Purchased Under
	of Shares (or	Price Paid per	Announced Plans	the Plans or
Period	Units) Purchased	Share (or Unit)	or Programs	Programs
Month #1	Class A – None	Class A – None	Class A – None
January 1-31, 2008	Class B – None	Class B – None	Class B – None
Month #2	Class A – 2,000	Class A – $17.42	Class A – 2,000
February 1-29, 2008	Class B – None	Class B – None	Class B – None	(2)
	Class A – 95,000	Class A –$17.17	Class A – 95,000	(1)
Month #3	Class A – 86,212	Class A –$17.09	Class A – 86,212	(2)
March 1-31, 2008	Class B – 13,149	Class B – $20.50	Class B – 13,149	(1)
	Class A – 183,212	Class A – $17.14	Class A – 183,212
Total	Class B – 13,149	Class B – $20.50	Class B – 13,149

(1)	Donegal Mutual purchased these shares pursuant to its announcement on August 17, 2004 that it will, at its discretion, purchase shares of our Class A common stock and Class B common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. Such announcement did not stipulate a maximum number of shares that may be purchased under this stock repurchase program.

(2)	We purchased these shares pursuant to our announcement on March 7, 2007 that we will purchase up to 500,000 shares of our Class A common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. We may purchase up to 145,362 additional shares of our Class A common stock under this stock repurchase program.
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

DONEGAL GROUP INC.
May 5, 2008	By:	/s/ Donald H. Nikolaus
Donald H. Nikolaus, President
and Chief Executive Officer

May 5, 2008	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Senior Vice President
and Chief Financial Officer