Form 10-Q
period 2008-06-30
DONEGAL GROUP INC
filed 2008-08-11
CIK 800457

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,862,873 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on July 31, 2008.

Part I. Financial Information
Item 1. Financial Statements.
Donegal Group Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets

Investments
Fixed maturities
Held to maturity, at amortized cost	$112,496,584	$154,290,119
Available for sale, at fair value	425,950,675	336,317,901
Equity securities, available for sale, at fair value	32,926,470	36,360,526
Investments in affiliates	8,520,968	8,648,818
Short-term investments, at cost, which approximates fair value	38,287,951	70,252,223

Total investments	618,182,648	605,869,587
Cash	4,167,685	4,289,365
Accrued investment income	6,368,059	5,874,908
Premiums receivable	59,185,963	51,038,253
Reinsurance receivable	79,483,283	78,897,154
Deferred policy acquisition costs	30,086,753	26,235,072
Deferred tax asset, net	11,447,747	7,026,441
Prepaid reinsurance premiums	53,223,065	47,286,336
Property and equipment, net	5,826,427	5,608,129
Accounts receivable – securities	38,744	602,191
Federal income taxes recoverable	1,843,275	—
Due from affiliate	957,046	—
Other	1,188,809	1,368,320

Total assets	$871,999,504	$834,095,756

Liabilities and Stockholders’ Equity

Liabilities
Losses and loss expenses	$234,679,282	$226,432,402
Unearned premiums	234,193,741	203,430,560
Accrued expenses	10,738,456	12,313,428
Reinsurance balances payable	2,065,063	2,105,501
Federal income taxes payable	—	375,736
Cash dividends declared to stockholders	—	2,210,298
Subordinated debentures	30,929,000	30,929,000
Accounts payable – securities	19,212	1,820,016
Due to affiliate	—	241,918
Drafts payable	853,498	717,540
Other	1,214,826	829,166

Total liabilities	514,693,078	481,405,565

Stockholders’ Equity
Preferred stock, $1.00 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 30,000,000 shares, issued 20,402,085 and 20,167,999 shares and outstanding 19,850,486 and 19,756,643 shares	204,021	201,680
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	159,777,466	156,850,666
Accumulated other comprehensive income	67,045	6,974,411
Retained earnings	204,778,779	193,806,855
Treasury stock	(7,577,377)	(5,199,913)

Total stockholders’ equity	357,306,426	352,690,191

Total liabilities and stockholders’ equity	$871,999,504	$834,095,756

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,
	2008	2007
Revenues:
Net premiums earned	$87,329,195	$77,574,827
Investment income, net of investment expenses	5,793,985	5,562,185
Net realized investment gains (losses)	(673,627)	60,645
Lease income	230,182	261,886
Installment payment fees	1,291,212	1,145,633

Total revenues	93,970,947	84,605,176

Expenses:
Net losses and loss expenses	55,479,927	40,548,719
Amortization of deferred policy acquisition costs	14,572,000	12,532,000
Other underwriting expenses	14,067,850	14,925,738
Policy dividends	216,629	258,968
Interest	534,240	718,531
Other expenses	397,612	520,987

Total expenses	85,268,258	69,504,943

Income before income tax expense	8,702,689	15,100,233
Income tax expense	1,809,771	4,319,277

Net income	$6,892,918	$10,780,956

Earnings per common share:
Class A common stock — basic	$0.28	$0.44

Class A common stock — diluted	$0.28	$0.43

Class B common stock — basic and diluted	$0.25	$0.39

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,
	2008	2007
Net income	$6,892,918	$10,780,956
Other comprehensive loss, net of tax
Unrealized loss on securities:
Unrealized holding loss during the period, net of income tax benefit	(3,845,652)	(2,714,838)
Reclassification adjustment, net of income tax	437,857	(39,420)

Other comprehensive loss	(3,407,795)	(2,754,258)

Comprehensive income	$3,485,123	$8,026,698

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Revenues:
Net premiums earned	$169,336,961	$154,272,646
Investment income, net of investment expenses	11,485,726	11,066,244
Net realized investment gains	21,729	165,430
Lease income	474,295	523,418
Installment payment fees	2,444,339	2,259,454

Total revenues	183,763,050	168,287,192

Expenses:
Net losses and loss expenses	109,009,758	91,144,146
Amortization of deferred policy acquisition costs	28,291,000	24,950,000
Other underwriting expenses	26,471,002	27,111,476
Policy dividends	487,067	507,119
Interest	1,146,716	1,427,022
Other expenses	896,838	1,012,721

Total expenses	166,302,381	146,152,484

Income before income tax expense	17,460,669	22,134,708
Income tax expense	3,842,768	5,863,814

Net income	$13,617,901	$16,270,894

Earnings per common share:
Class A common stock — basic	$0.55	$0.66

Class A common stock — diluted	$0.55	$0.65

Class B common stock — basic and diluted	$0.49	$0.59

Consolidated Statements of Comprehensive Income
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Net income	$13,617,901	$16,270,894
Other comprehensive loss, net of tax
Unrealized loss on securities:
Unrealized holding loss during the period, net of income tax benefit	(6,893,242)	(2,335,964)
Reclassification adjustment, net of income tax	(14,124)	(107,530)

Other comprehensive loss	(6,907,366)	(2,443,494)

Comprehensive income	$6,710,535	$13,827,400

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)
Six Months Ended June 30, 2008

						Accumulated
					Additional	Other			Total
					Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Capital	Income	Earnings	Stock	Equity
Balance, December 31, 2007	20,167,999	5,649,240	$201,680	$56,492	$156,850,666	$6,974,411	$193,806,855	$(5,199,913)	$352,690,191

Issuance of common stock (stock compensation plans)	234,086		2,341		2,255,079				2,257,420

Net income							13,617,901		13,617,901

Cash dividends							(2,606,013)		(2,606,013)

Grant of stock options					39,964		(39,964)		—

Tax benefit on exercise of stock options					631,757				631,757

Repurchase of treasury stock								(2,377,464)	(2,377,464)

Other comprehensive loss						(6,907,366)			(6,907,366)

Balance, June 30, 2008	20,402,085	5,649,240	$204,021	$56,492	$159,777,466	$67,045	$204,778,779	$(7,577,377)	$357,306,426

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$13,617,901	$16,270,894

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,202,264	1,257,970
Net realized investment gains	(21,729)	(165,430)
Changes in assets and liabilities:
Losses and loss expenses	8,246,880	(7,793,778)
Unearned premiums	30,763,181	13,841,320
Premiums receivable	(8,147,710)	(4,128,492)
Deferred acquisition costs	(3,851,681)	(1,265,130)
Deferred income taxes	(701,953)	57,189
Reinsurance receivable	(586,129)	5,181,978
Prepaid reinsurance premiums	(5,936,729)	(5,135,495)
Accrued investment income	(493,151)	(137,040)
Due from affiliate	(1,198,964)	(1,455,121)
Reinsurance balances payable	(40,438)	342,430
Current income taxes	(2,219,011)	2,699,115
Accrued expenses	(1,574,972)	(2,121,370)
Other, net	701,116	(32,293)

Net adjustments	16,140,974	1,145,853

Net cash provided by operating activities	29,758,875	17,416,747

Cash Flows from Investing Activities:
Purchases of fixed maturities:
Available for sale	(140,777,988)	(30,111,074)
Purchases of equity securities, available for sale	(6,719,729)	(9,270,207)
Maturity of fixed maturities:
Held to maturity	41,489,000	5,758,307
Available for sale	28,598,054	16,031,612
Sales of fixed maturities:
Available for sale	13,063,738	—
Sales of equity securities, available for sale	7,568,765	4,765,861
Net decrease (increase) in investment in affiliates	(37,328)	61,144
Net purchase of property and equipment	(724,741)	(455,662)
Net sale of short-term investments	31,964,272	6,191,909

Net cash used in investing activities	(25,575,957)	(7,028,110)

Cash Flows from Financing Activities:
Cash dividends paid	(4,816,311)	(4,224,837)
Issuance of common stock	2,257,420	1,124,564
Purchase of treasury stock	(2,377,464)	(2,075,644)
Tax benefit on exercise of stock options	631,757	37,735

Net cash used in financing activities	(4,304,598)	(5,138,182)

Net increase (decrease) in cash	(121,680)	5,250,455
Cash at beginning of period	4,289,365	531,756

Cash at end of period	$4,167,685	$5,782,211

Cash paid during period — Interest	$1,247,307	$1,424,785
Net cash paid during period — Taxes	$6,125,000	$3,050,000
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
     At June 30, 2008, Donegal Mutual held approximately 42% of our outstanding Class A common stock and approximately 74% of our outstanding Class B common stock.
     Atlantic States, our largest subsidiary, and Donegal Mutual have a pooling agreement under which each company places all of its direct written business in the pool and both companies proportionately share the underwriting results of the pool, excluding certain reinsurance assumed by Donegal Mutual from our other insurance subsidiaries. From July 1, 2000 through February 29, 2008, Atlantic States had a 70% share of the results of the pool, and Donegal Mutual had a 30% share of the results of the pool. Effective March 1, 2008, Donegal Mutual and Atlantic States amended the pooling agreement to increase Atlantic States’ share of the results of the pool to 80%. In connection with this amendment to the pooling agreement, Donegal Mutual transferred approximately $11.9 million in cash and net liabilities to Atlantic States. See Note 4 - Reinsurance for more information regarding the pooling agreement.
     On March 7, 2007, our board of directors authorized a share repurchase program, pursuant to which we may purchase up to 500,000 shares of our Class A common stock at market prices prevailing from time to time in the open market subject to the provisions of Securities and Exchange Commission (“SEC”) Rule 10b-18 and in privately negotiated transactions. We purchased 52,031 and 128,115 shares of our Class A common stock under this program during the three months ended June 30, 2008 and 2007, respectively. We purchased 140,243 and 133,815 shares of our Class A common stock under this program during the six months ended June 30, 2008 and 2007, respectively. We have purchased a total of 406,669 shares of our Class A common stock under this program through June 30, 2008.
2 — Basis of Presentation
     Our financial information for the interim periods included in this Form 10-Q Report is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods included in this Form 10-Q Report. Our results of operations for the six months ended June 30, 2008 are not necessarily indicative of our results of operations to be expected for the twelve months ending December 31, 2008.
     These interim financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2007.
3 — Earnings Per Share
     We have two classes of common stock, which we refer to as our Class A common stock and our Class B common stock. Holders of our Class A common stock are entitled to cash dividends that are at least 10% higher than those declared and paid on our Class B common stock. Accordingly, we use the two-

class method for the computation of earnings per common share pursuant to Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share.” The two-class method is an earnings allocation formula that determines earnings per share separately for each class of common stock based on dividends declared and an allocation of remaining undistributed earnings using a participation percentage reflecting the dividend rights of each class. A reconciliation of the numerators and denominators used in the basic and diluted per share computations is presented below for each class of stock:

	For the Three Months Ended June 30:
	(dollars in thousands, except per share data)
	2008		2007
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of net income	$5,506	$1,387	$8,589	$2,192

Denominator:
Weighted-average shares outstanding	19,879,304	5,576,775	19,684,922	5,576,775

Basic net income per share	$0.28	$0.25	$0.44	$0.39

Diluted net income per share:
Numerator:
Allocation of net income	$5,506	$1,387	$8,589	$2,192

Denominator:
Number of shares used in basic computation	19,879,304	5,576,775	19,684,922	5,576,775
Weighted-average effect of dilutive securities
Add: Director and employee stock options	77,297	—	251,136	—

Number of shares used in per share computations	19,956,601	5,576,775	19,936,058	5,576,775

Diluted net income per share	$0.28	$0.25	$0.43	$0.39

	For the Six Months Ended June 30:
	(dollars in thousands, except per share data)
	2008		2007
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of net income	$10,860	$2,758	$12,956	$3,315

Denominator:
Weighted-average shares outstanding	19,833,576	5,576,775	19,698,486	5,576,775

Basic net income per share	$0.55	$0.49	$0.66	$0.59

Diluted net income per share:
Numerator:
Allocation of net income	$10,860	$2,758	$12,956	$3,315

Denominator:
Number of shares used in basic computation	19,833,576	5,576,775	19,698,486	5,576,775
Weighted-average effect of dilutive securities
Add: Director and employee stock options	110,064	—	327,581	—

Number of shares used in per share computations	19,943,640	5,576,775	20,026,067	5,576,775

Diluted net income per share	$0.55	$0.49	$0.65	$0.59

Options to purchase the following number of shares of Class A common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price during the relevant period:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Number of shares	1,032,667	1,064,000	1,025,500	1,051,667

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

     Atlantic States, Southern and Donegal Mutual purchase third-party reinsurance on a combined basis. Le Mars and Peninsula have separate third-party reinsurance programs that provide similar types of coverage and that are commensurate with their relative size and exposures. Several different reinsurers are used, all of which, consistent with Donegal Insurance Group’s requirements, have an A.M. Best rating of A- (Excellent) or better or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A- rating. The following information relates to the external reinsurance Atlantic States, Southern and Donegal Mutual have in place during 2008:
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
     Our 2008 reinsurance program was renewed at lower rates compared to 2007, largely attributable to our decision to increase our excess of loss reinsurance retention from $400,000 to $600,000 effective January 1, 2008. We made no other significant changes to our third-party reinsurance or other reinsurance agreements between our insurance subsidiaries and Donegal Mutual during the six months ended June 30, 2008.

5 — Investments
     We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at June 30, 2008 as follows:

	Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(dollars in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$15,088	$177	$—	$—
Obligations of states and political subdivisions	101,184	3,089	103,977	1,908
Corporate securities	8,032	247	2,363	410
Mortgage-backed securities	49,818	876	7,861	93
Equity securities	8,576	1,802	2,622	1,087

Totals	$182,698	$6,191	$116,823	$3,498

     We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at June 30, 2007 as follows:

	Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(dollars in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$13,978	$71	$76,439	$1,869
Obligations of states and political subdivisions	130,372	1,705	50,937	1,264
Corporate securities	9,818	132	3,786	67
Mortgage-backed securities	24,588	482	32,514	1,177
Equity securities	22,414	556	520	80

Totals	$201,170	$2,946	$164,196	$4,457

     Of our total fixed maturity securities with an unrealized loss at June 30, 2008, we classified securities with a fair value of $255.0 million and an unrealized loss of $6.1 million as available for sale and carried them at fair value on our balance sheet, while we classified securities with a fair value of $33.3 million and an unrealized loss of $691,192 as held to maturity on our balance sheet and carried them at amortized cost.
     Of our total fixed maturity securities with an unrealized loss at June 30, 2007, we classified securities with a fair value of $226.7 million and an unrealized loss of $4.5 million as available for sale and carried them at fair value on our balance sheet, while we classified securities with a fair value of $115.7 million and an unrealized loss of $2.3 million as held to maturity on our balance sheet and carried them at amortized cost.
     We have no direct exposure to sub-prime residential mortgage-backed securities and hold no collateralized debt obligations. Substantially all of the unrealized losses in our fixed maturity investment portfolio resulted from general market conditions and the related impact on our fixed maturity investment valuations. Increases in municipal bond market yields resulted in overall market value declines in our municipal bond holdings as of June 30, 2008. When determining possible impairment of the debt securities we own, we consider unrealized losses that are due to the impact of general market conditions to be temporary in nature because we have the ability and intent to hold the debt securities we own to maturity. The majority of the unrealized losses in our equity portfolio related to common stock investments in companies within the financial services industry, which have been adversely affected by market developments within the past year. We evaluated the near-term prospects of the issuers of those investments in relation to the severity and duration of impairment. Based upon that evaluation and our ability and intent to hold those investments for a reasonable period of time sufficient for a recovery of fair value, we did not consider those investments to be other than temporarily impaired at June 30, 2008. We determined that certain investments trading below cost had declined on an other than temporary basis during the first six months of 2008 and 2007. We included losses of $851,085 and $98,000 in net realized investment gains for these investments in the first six months of 2008 and 2007, respectively.

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

	Three Months Ended
	June 30,
	2008	2007
	(dollars in thousands)
Revenues:
Premiums earned:
Commercial lines	$30,988	$28,972
Personal lines	56,341	48,603

Net premiums earned	87,329	77,575
Net investment income	5,794	5,562
Realized investment gains (losses)	(674)	61
Other	1,522	1,407

Total revenues	$93,971	$84,605

Income before income taxes:
Underwriting income (loss):
Commercial lines	$3,611	$7,978
Personal lines	(2,017)	524

	(4,215)

SAP underwriting income	1,594	8,502
GAAP adjustments	1,399	807

GAAP underwriting income	2,993	9,309
Net investment income	5,794	5,562
Realized investment gains (losses)	(674)	61
Other	590	168

Income before income taxes	$8,703	$15,100

	Six Months Ended
	June 30,
	2008	2007
	(dollars in thousands)
Revenues:
Premiums earned:
Commercial lines	$59,836	$57,552
Personal lines	109,501	96,721

Net premiums earned	169,337	154,273
Net investment income	11,486	11,066
Realized investment gains	22	165
Other	2,918	2,783

Total revenues	$183,763	$168,287

Income before income taxes:
Underwriting income (loss):
Commercial lines	$6,765	$10,933
Personal lines	(6,232)	(1,993)

	(4,215)

SAP underwriting income	533	8,940
GAAP adjustments (1)	4,545	1,620

GAAP underwriting income	5,078	10,560
Net investment income	11,486	11,066
Realized investment gains	22	165
Other	875	344

Income before income taxes	$17,461	$22,135

(1)	GAAP adjustments for the six months ended June 30, 2008 included an increase in deferred acquisition costs, which offset the ceding commissions that were included in the transfer of net liabilities from Donegal Mutual discussed in Note 4 — Reinsurance.

7 — Subordinated Debentures
     On May 15, 2003, we received $15.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on May 15, 2033 and are callable at our option, at par, after May 15, 2008. The debentures carry an interest rate equal to the three-month LIBOR rate plus 4.10%, which is adjustable quarterly. At June 30, 2008, the interest rate on the debentures was 6.78%. We plan to redeem these debentures on August 15, 2008.
     On October 29, 2003, we received $10.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on October 29, 2033 and are callable at our option, at par, after October 29, 2008. The debentures carry an interest rate equal to the three-month LIBOR rate plus 3.85%, which is adjustable quarterly. At June 30, 2008, the interest rate on the debentures was 6.76%.
     On May 24, 2004, we received $5.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on May 24, 2034 and are callable at our option, at par, after May 24, 2009. The debentures carry an interest rate equal to the three-month LIBOR rate plus 3.85%, which is adjustable quarterly. At June 30, 2008, the interest rate on the debentures was 6.49%.
8 — Share-Based Compensation
     Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. In determining the expense to be recorded for stock options granted to directors and employees of our subsidiaries and affiliates other than Donegal Mutual, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The significant assumptions we utilize in applying the Black-Scholes option pricing model are the risk-free interest rate, expected term, dividend yield and expected volatility.
     Under SFAS No. 123(R), the compensation expense for our stock compensation plans that we charged against income before income taxes was $43,070 and $93,608 for the three months ended June 30, 2008 and 2007, respectively, with a corresponding income tax benefit of $15,075 and $32,763, respectively. The compensation expense for our stock compensation plans that we charged against income before income taxes was $86,696 and $154,143 for the six months ended June 30, 2008 and 2007, respectively, with a corresponding income tax benefit of $30,344 and $53,950, respectively. As of June 30, 2008, our total unrecognized compensation cost related to nonvested share-based compensation granted under our stock compensation plans was $173,214. We expect to recognize this cost over a weighted average period of 2.7 years.
     SFAS No. 123(R) does not set accounting requirements for share-based compensation to nonemployees. We continue to account for share-based compensation to employees and directors of Donegal Mutual under the provisions of FIN No. 44 and EITF 00-23, which state that when we grant share-based compensation to employees of a controlling entity, we should measure the fair value of the award at the grant date and recognize the fair value as a dividend to the controlling entity. These provisions apply to options we granted to employees and directors of Donegal Mutual, the employer of a majority of the employees that provide services to us. We recorded implied dividends of $0 and $5,187 for the three months ended June 30, 2008 and 2007, respectively. We recorded implied dividends of $39,964 and $39,159 for the six months ended June 30, 2008 and 2007, respectively.
     We received cash from option exercises under all stock compensation plans for the three months ended June 30, 2008 and 2007 of $104,845 and $18,900, respectively. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of $6,824 and $7,958 for the three months ended June 30, 2008 and 2007, respectively. We received cash from option exercises under all stock compensation plans for the six months ended June 30, 2008 and 2007 of $1,449,643 and $129,170, respectively. We realized actual tax benefits of the tax deductions from option exercises of share-based compensation of $631,757 and $37,735 for the six months ended June 30, 2008 and 2007, respectively.

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
Level 1 — quoted prices in active markets for identical assets and liabilities
Level 2 — directly or indirectly observable inputs other than Level 1 quoted prices
Level 3 — unobservable inputs not corroborated by market data
     For investments that have quoted market prices in active markets, we use the quoted market price as fair value and include these investments in Level 1 of the fair value hierarchy. We classify publicly traded equities securities as Level 1. When quoted market prices in active markets are not available, we rely on our investment custodian’s use of various pricing services to determine fair value and include these investments in Level 2 of the fair value hierarchy. We classify our fixed maturity securities as Level 2. Our participation in a limited investment partnership, which is an equity security, is also classified as Level 2.
     We evaluate assets and liabilities on a recurring basis to determine the appropriate level at which to classify them for each reporting period. The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities as of June 30, 2008:

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Fixed maturities — available for sale	$425,951	$—	$425,951	$—
Equity securities	32,927	19,577	13,350	—

Totals	$458,878	$19,577	$439,301	$—

     We also adopted FASB Staff Position (“FSP”) No. 157-2, which allowed us to defer the effective date of SFAS No. 157 for certain nonfinancial assets and liabilities to January 1, 2009.
10 — Impact of New Accounting Standards
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     You should read the following information in conjunction with the historical financial information and the notes thereto included in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2007 that we filed with the SEC on March 13, 2008.

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
     Liability estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions as to our insurance subsidiaries’ internal operations. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and stability in economic conditions and the rate of loss cost inflation. For example, our insurance subsidiaries have experienced a decrease in claims frequency on bodily injury liability claims during the past several years while claims severity has gradually increased. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on bodily injury claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Internal assumptions include accurate measurement of the impact of rate changes and changes in policy provisions and consistency in the quality and characteristics of business written within a given line of business, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries attempt to make appropriate adjustments for such changes in their liabilities. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at June 30, 2008. For every 1% change in our estimate of our insurance subsidiaries’ liability for losses and loss expenses, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $1.6 million.
     The establishment of appropriate liabilities is an inherently uncertain process, and there can be no assurance that the ultimate liability of our insurance subsidiaries will not exceed our insurance subsidiaries’ loss and loss expense reserves and have an adverse effect on our results of operations and financial condition. Furthermore, we cannot predict the timing, frequency and extent of adjustments to our insurance subsidiaries’ estimated future liabilities, since the historical conditions and events that serve as a basis for our insurance subsidiaries’ estimates of ultimate claim costs may change. As is the case for substantially all property and casualty insurance companies, our insurance subsidiaries have found it necessary in the past to increase their estimated future liabilities for losses and loss expenses in certain periods, and in other periods their estimates have exceeded their actual liabilities. We may have to make adjustments in the future. However, on the basis of our insurance subsidiaries’ internal procedures, which analyze, among other things, their prior assumptions, their experience with similar cases and historical trends such as reserving patterns, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes, we believe that our insurance subsidiaries have made adequate provision for their liability for losses and loss expenses.
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
     Because of Atlantic States’ participation in the pool with Donegal Mutual, Atlantic States is exposed to adverse loss development on the business of Donegal Mutual included in the pool. However, pooled business represents the predominant percentage of the net underwriting activity of both companies, and Donegal Mutual and Atlantic States would proportionately share any adverse risk development of the pooled business. Since substantially all of the business of Atlantic States and Donegal Mutual is pooled and the results shared by each company according to its participation level under the terms of the pooling agreement, the underwriting pool is intended to produce a more uniform and stable underwriting result from year to year for each company than either would experience individually and to spread the risk of loss among each company. The risk profiles of the business written by Atlantic States and Donegal Mutual historically have been, and continue to be, substantially similar. The products, classes of business underwritten, pricing practices and underwriting standards of both companies are determined and administered by the same management and the same underwriting personnel. In addition, as the Donegal Insurance Group, Donegal Mutual and our insurance subsidiaries share a combined business plan to achieve market penetration and underwriting profitability objectives. The products marketed by our insurance subsidiaries and Donegal Mutual are generally complementary, thereby allowing Donegal Insurance Group to offer a broader range of products to a given market and to expand Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account. Distinctions within the products of Donegal Mutual and our insurance subsidiaries generally relate to specific risk profiles targeted within similar classes of business, such as preferred tier compared to standard tier products, but we do not allocate all of the standard risk gradients to one company. Therefore, the underwriting profitability of the business directly written by the individual companies will vary. However, as the risk characteristics of all business written directly by Donegal Mutual and Atlantic States are homogenized within the pool and each company shares the results according to its participation level, each company realizes its pro-rata share of the underwriting results of the pool.

     Our insurance subsidiaries’ liability for losses and loss expenses by major line of business as of June 30, 2008 and December 31, 2007 consisted of the following:

	June 30,	December 31,
	2008	2007
	(dollars in thousands)
Commercial lines:
Automobile	$18,944	$20,274
Workers’ compensation	36,935	36,309
Commercial multi-peril	27,541	24,847
Other	1,446	1,780

Total commercial lines	84,866	83,210

Personal lines:
Automobile	59,208	55,796
Homeowners	12,209	10,121
Other	1,871	1,025

Total personal lines	73,288	66,942

Total commercial and personal lines	158,154	150,152
Plus reinsurance recoverable	76,525	76,280

Total liability for losses and loss expenses	$234,679	$226,432

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

	Adjusted Loss and
	Loss Expense	Percentage	Adjusted Loss and	Percentage
Change in Loss	Reserves Net of	Change	Loss Expense	Change
and Loss Expense	Reinsurance as of	in Equity as of	Reserves Net of	in Equity as of
Reserves Net of	June 30,	June 30,	Reinsurance as of	December 31,
Reinsurance	2008	2008(1)	December 31, 2007	2007(1)
(dollars in thousands)
(10.0)%	$142,339	2.9%	$135,137	2.8%
(7.5)	146,292	2.2	138,891	2.1
(5.0)	150,246	1.4	142,644	1.4
(2.5)	154,200	0.7	146,398	0.7
Base	158,154	—	150,152	—
2.5	162,108	-0.7	153,906	-0.7
5.0	166,062	-1.4	157,660	-1.4
7.5	170,016	-2.2	161,413	-2.1
10.0	173,969	-2.9	165,167	-2.8

(1)	Net of income tax effect.
Investments
     We make estimates concerning the valuation of our investments and the recognition of other than temporary declines in the value of our investments. When we consider the decline in value of an individual investment to be other than temporary, we write down the investment to its fair value, and the amount of the write-down is reflected as a realized loss in our results of operations. We individually monitor all investments for other than temporary declines in value. Generally, if an individual equity security has depreciated in value by more than 20% of original cost, and has been in such an unrealized loss position for more than six months, we assume there has been an other than temporary decline in value. We held 56 equity securities that were in an unrealized loss position at June 30, 2008. A substantial number of these equity securities have declined in value by less than 20% of original cost or have been in an unrealized loss position for less than six months. Certain of these equity securities have declined in value by more than 20% of original cost but have traded at a value exceeding 80% of original cost within the past six months or have been in an unrealized loss position for more than six months but have declined in value by less than 20% of original cost. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we consider these declines in value to be temporary. With respect to debt securities, we assume there has been an other than temporary decline in value if it is probable that we will not receive contractual payments. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including the fair value of the investment being significantly below its cost, the deteriorating financial condition of the issuer of a security and the occurrence of industry, company and geographic events that have negatively impacted the value of a security or rating agency downgrades. We determined that certain investments trading below cost had declined on an other than temporary basis during the first six months of 2008 and 2007. We included losses of $851,085 and $98,000 in net realized investment gains for these investments in the first six months of 2008 and 2007, respectively.
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
Results of Operations — Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
     Net Premiums Written. Net premiums written for the three months ended June 30, 2008 were $94.5 million, an increase of $11.4 million, or 13.8%, over the $83.1 million of net premiums written for the comparable period in 2007. Net premiums written in the second quarter of 2008 reflected the impact of the increased pooling allocation of approximately $8.0 million. Net premiums written during the second quarter also benefited from the renewal of our 2008 reinsurance program at lower rates compared to 2007. The lower reinsurance rates were largely due to our decision to increase our per loss retention from $400,000 to $600,000 effective January 1, 2008. Personal lines net premiums written increased $8.2 million, or 15.3%, in the second quarter of 2008 compared to the comparable period in 2007. Commercial lines net premiums written increased $3.2 million, or 10.8%, in the second quarter of 2008 compared to the comparable period in 2007.
     Net Premiums Earned. Net premiums earned increased to $87.3 million for the second quarter of 2008, an increase of $9.7 million, or 12.5%, over the second quarter of 2007. Our insurance subsidiaries earn premiums and recognize them as revenue over the terms of their policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding twelve-month period compared to the comparable period one year earlier. Net premiums earned in the second quarter of 2008 reflected the impact of the increased pooling allocation of approximately $8.0 million and benefited from the renewal of our 2008 reinsurance program at lower rates compared to 2007.
     Investment Income. For the three months ended June 30, 2008, our net investment income increased 4.1% to $5.8 million, compared to $5.6 million for the comparable period one year ago. An increase in average invested assets from $591.0 million in the second quarter of 2007 to $624.3 million in the second quarter of 2008 accounted for the increase in net investment income. The increase in our annualized average rate of return on investments was primarily due to improved yields generated from the reinvestment of the proceeds of matured lower-yielding bonds. These improved yields were offset in part by lower before-tax yields generated from our increased holdings of tax-exempt fixed maturities in our investment portfolio during the second quarter of 2008 compared to the comparable period a year earlier. The increased holdings of tax-exempt fixed maturities in 2008 resulted from a continuing shift from taxable to tax-exempt fixed maturities in order to obtain more favorable after-tax yields.
     Net Realized Investment Gains (Losses). Net realized investment losses in the second quarter of 2008 were $673,627, compared to net realized investment gains of $60,645 for the comparable period in 2007. During the second quarter of 2008 and 2007, we included impairment losses of $779,585 and $98,000 in net realized investment gains (losses).
     Losses and Loss Expenses. The loss ratio of our insurance subsidiaries, which is the ratio of incurred losses and loss expenses to premiums earned, for the second quarter of 2008 was 63.5%, an increase from the 52.3% loss ratio for the second quarter of 2007. Losses and loss expenses increased for the second quarter of 2008, as we experienced significant weather-related claim activity and reduced favorable loss development compared to the comparable period in 2007. The commercial lines loss ratio increased to 55.5% for the second quarter of 2008, compared to 38.3% for the second quarter of 2007, primarily due to increases in the commercial multi-peril and commercial automobile loss ratios. The personal lines loss ratio increased from 60.4% for the second quarter of 2007 to 68.4% for the second quarter of 2008 primarily due to increases in the homeowners and private passenger automobile loss ratios.
     Underwriting Expenses. The expense ratio, which is the ratio of policy acquisition costs and other underwriting expenses to premiums earned, for the second quarter of 2008 and 2007 was 32.8% and 35.4%, respectively. The expense ratio reflected a higher premium base and decreased expenses incurred for underwriting-based incentive compensation costs as a result of higher loss ratios compared to the comparable period in 2007.
     Combined Ratio. The combined ratio of our insurance subsidiaries was 96.6% and 88.0% for the three months ended June 30, 2008 and 2007, respectively. The combined ratio represents the sum of the loss ratio, expense ratio and dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned.
     Interest Expense. Interest expense for the second quarter of 2008 was $534,240, compared to $718,531 for the second quarter of 2007, and reflected a decrease in average interest rates on our subordinated debentures in the second quarter of 2008 compared to the comparable period in 2007.
     Income Taxes. Income tax expense was $1.8 million for the second quarter of 2008, representing an effective tax rate of 20.8%, compared to $4.3 million for the second quarter of 2007, representing an effective tax rate of 28.6%. The change in effective tax rates is primarily due to tax-exempt interest income representing a greater proportion of net income before taxes in the 2008 period compared to the 2007 period.
     Net Income and Earnings Per Share. Our net income for the second quarter of 2008 was $6.9 million, or $.28 per share of Class A common stock and $.25 per share of Class B common stock on a diluted basis, compared to net income of $10.8 million, or $.43 per share of Class A common stock and $.39 per share of Class B common stock on a diluted basis, reported for the second quarter of 2007. Our fully diluted Class A shares outstanding for the second quarter of 2008 increased to 20.0 million, compared to 19.9 million for the second quarter of 2007. Our Class B shares outstanding were 5.6 million for both periods.
Results of Operations — Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
     Net Premiums Written. Net premiums written for the six months ended June 30, 2008 were $194.2 million, an increase of $31.2 million, or 19.1%, over the comparable period in 2007. Net premiums written for the first half of 2008 included a $13.6 million transfer of unearned premiums related to the change in the pooling agreement between Atlantic States and Donegal Mutual effective March 1, 2008. Net premiums written in the first half of 2008 also reflected the impact of the increased pooling allocation of approximately $10.5 million and benefited from the renewal of our 2008 reinsurance program at lower rates compared to 2007. Commercial lines net premiums written increased $9.8 million, or 15.7%, in the first half of 2008 compared to the comparable period in 2007. Personal lines net premiums written increased $21.4 million, or 21.3%, in the first half of 2008 compared to the comparable period in 2007.
     Net Premiums Earned. Net premiums earned increased to $169.3 million for the first half of 2008, an increase of $15.0 million, or 9.7%, over the first half of 2007. Premiums are earned, or recognized as revenue, over the terms of our policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding twelve-month period compared to the comparable period one year earlier. Net premiums earned in the first half of 2008 reflected the impact of the increased pooling allocation of approximately $9.7 million and benefited from the renewal of our 2008 reinsurance program at lower rates compared to 2007.
     Investment Income. For the six months ended June 30, 2008, our net investment income increased 3.6% to $11.5 million, compared to $11.1 million for the comparable period one year ago. An increase in average invested assets from $590.4 million in the first half of 2007 to $612.0 million in the first half of 2008 and an increase in the annualized average rate of return on investments from 3.7% for the first half of 2007 to 3.8% for the first half of 2008 accounted for the increase in net investment income. The increase in our annualized average rate of return on investments was primarily due to improved yields generated from the reinvestment of maturity proceeds of lower-yielding bonds. These improved yields were offset in part by lower before-tax yields generated from our increased holdings of tax-exempt fixed maturities in our investment portfolio during the first half of 2008 compared to the comparable period a year earlier. The increased holdings of tax-exempt fixed maturities in 2008 resulted from a continuing shift from taxable to tax-exempt fixed maturities in order to obtain more favorable after-tax yields.
     Net Realized Investment Gains. Net realized investment gains in the first half of 2008 were $21,729, compared to $165,430 for the comparable period in 2007. We recognized impairment charges of $851,085 in the first half of 2008, compared to impairment charges of $98,000 recognized in the first half of 2007. The impairment charges for both periods were the result of declines in the market value of equity securities that we deemed to be other than temporary. The remaining net realized investment gains and losses in both periods resulted from normal turnover of our investment portfolio.
     Losses and Loss Expenses. Our loss ratio in the first half of 2008 was 64.4%, compared to 59.1% in the first half of 2007. Losses and loss expenses increased for the first half of 2008, as we experienced significant weather-related claim activity and reduced favorable loss reserve development compared to the comparable period in 2007. The commercial lines loss ratio increased to 54.2% in the first half of 2008, compared to 47.1% in the first half of 2007, primarily due to increases in the workers’ compensation and commercial multi-peril loss ratios. The personal lines loss ratio increased from 66.3% in the first half of 2007 to 70.3% in the first half of 2008.
     Underwriting Expenses. Our expense ratio for the first half of 2008 was 32.3%, compared to 33.8% in the first half of 2007. The expense ratio reflected decreased expenses incurred for underwriting-based incentive compensation costs as a result of higher loss ratios compared to the comparable period in 2007.
     Combined Ratio. Our combined ratio was 97.0% and 93.2% for the six months ended June 30, 2008 and 2007, respectively. The combined ratio represents the sum of the loss ratio, expense ratio and dividend ratio. The increase in the combined ratio was largely attributable to the increase in the loss ratio for the 2008 period compared to the 2007 period.
     Interest Expense. Interest expense for the first half of 2008 was $1.1 million, compared to $1.4 million for the first half of 2007, and reflected a decrease in average interest rates on our subordinated debentures in the first six months of 2008 compared to the comparable period in 2007.
     Income Taxes. Income tax expense was $3.8 million for the first half of 2008, representing an effective tax rate of 22.0%, compared to $5.9 million for the first half of 2007, representing an effective tax rate of 26.5%. The change in effective tax rates is primarily due to tax-exempt interest income representing a greater proportion of net income before taxes in the 2008 period compared to the 2007 period.
     Net Income and Earnings Per Share. Our net income for the first half of 2008 was $13.6 million, or $.55 per share of Class A common stock and $.49 per share of Class B common stock on a diluted basis, compared to our net income of 16.3 million, or $.65 per share of Class A common stock and $.59 per share of Class B common stock on a diluted basis, for the first half of 2007. Our fully diluted Class A shares outstanding for the first half of 2008 decreased to 19.9 million, compared to 20.6 million for the first half of 2007, as a result of our repurchase of treasury stock. Our Class B shares outstanding were 5.6 million for both periods.

Liquidity and Capital Resources
     Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as they arise. Our major sources of funds from operations are the net cash flows generated from our insurance subsidiaries’ underwriting results, investment income and maturing investments.
     We have historically generated sufficient net positive cash flow from our operations to fund our commitments and build our investment portfolio, thereby increasing future investment returns. The impact of the pooling agreement between Donegal Mutual and Atlantic States has historically been cash flow positive because of the historical underwriting profitability of the pool. The pool is settled monthly, thereby resulting in cash flows substantially similar to cash flows that would result from the underwriting of direct business. We have not experienced any unusual variations in the timing of claim payments associated with the loss reserves of our insurance subsidiaries. We maintain a high degree of liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. Our fixed-maturity investment portfolio is structured following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective, thereby providing an additional measure of liquidity to meet our obligations should an unexpected variation occur in the future. Net cash flows provided by operating activities in the first six months of 2008 and 2007 were $29.8 million and $17.4 million, respectively. The net cash flows provided by operating activities in the first six months of 2008 included an $11.9 million transfer of cash from Donegal Mutual discussed in Note 4—Reinsurance.
     On November 25, 2003, we entered into a credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a four-year $35.0 million unsecured, revolving line of credit. On July 20, 2007, we amended the agreement with M&T to extend the credit agreement for four years from the date of amendment on substantially the same terms. As of June 30, 2008, we have the ability to borrow $35.0 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus between 1.50% and 1.75%, depending on our leverage ratio. In addition, we pay a fee of 0.15% per annum on the loan commitment amount, regardless of usage. The credit agreement requires our compliance with certain covenants, which include minimum levels of our net worth, leverage ratio and statutory surplus and A.M. Best ratings of our insurance subsidiaries. During the six months ended June 30, 2008, we had no borrowings outstanding under the credit agreement, and we were in compliance with all requirements of the credit agreement.
     The following table shows our expected payments for significant contractual obligations as of June 30, 2008.

		Less
		than 1	1-3	4-5	After 5
	Total	year	years	years	years
		(dollars in thousands)
Net liability for unpaid losses and loss expenses of our insurance subsidiaries	$158,154	$71,331	$69,601	$7,883	$9,339
Subordinated debentures	30,929	15,464	—	—	15,465

Total contractual obligations	$189,083	$86,795	$69,601	$7,883	$24,804

     We estimate the timing of the amounts for the net liability for unpaid losses and loss expenses of our insurance subsidiaries based on historical experience and expectations of future payment patterns. The liability is shown net of reinsurance recoverable on unpaid losses and loss expenses to reflect expected future cash flows related to such liability. Amounts assumed by Atlantic States from the pooling agreement with Donegal Mutual represent a substantial portion of our insurance subsidiaries’ gross liability for unpaid losses and loss expenses, and amounts ceded by Atlantic States to the pooling agreement represent a substantial portion of our insurance subsidiaries’ reinsurance recoverable on unpaid losses and loss expenses. Future cash settlement of Atlantic States’ assumed liability from the pool will be included in monthly settlements of pooled activity, as we net amounts ceded to and assumed from the pool. Although Donegal Mutual and we do not anticipate any changes in the pool participation levels in the foreseeable future, any such change would be prospective in nature and therefore would not impact the timing of expected payments for Atlantic States’ proportionate liability for pooled losses occurring in periods prior to the effective date of such change.
     The timing of the amounts for the subordinated debentures is based on their contractual maturities. The debentures are redeemable at our option, at par, after five years from their issuance dates as discussed in Note 6 — Subordinated Debentures. Our subordinated debentures carry interest rates that vary based upon the three-month LIBOR rate and adjust quarterly. Based upon the interest rates in effect as of June 30, 2008, our annual interest cost associated with our subordinated debentures is approximately $2.0 million. For every 1% change in the three-month LIBOR rate, the effect on our annual interest cost would be approximately $300,000. We plan to redeem debentures in the amount of $15,464,000 on August 15, 2008.
     On March 7, 2007, our board of directors authorized a share repurchase program pursuant to which we may purchase up to 500,000 shares of our Class A common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. We purchased 52,031 and 128,115 shares of our Class A common stock under this program during the three months ended June 30, 2008 and 2007, respectively. We purchased 140,243 and 133,815 shares of our Class A common stock under this program during the six months ended June 30, 2008 and 2007, respectively. We have purchased a total of 406,669 shares of our Class A common stock under this program through June 30, 2008.
     On July 17, 2008, our board of directors declared quarterly cash dividends of 10.5 cents per share for our Class A common stock and 9.25 cents per share for our Class B common stock, payable August 15, 2008 to stockholders of record as of the close of business on August 1, 2008. There are no regulatory restrictions on the payment of dividends to our stockholders, although there are state law restrictions on the payment of dividends from our insurance subsidiaries to us. Our insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis, and are subject to regulations under which payment of dividends from statutory surplus is restricted and may require prior approval of the applicable domiciliary insurance regulatory authorities. Our insurance subsidiaries are subject to risk-based capital (“RBC”) requirements. At December 31, 2007, our insurance subsidiaries’ capital levels were each substantially above the applicable RBC requirements. At January 1, 2008, amounts available for distribution as dividends to us from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities were $24.1 million from Atlantic States, $5.0 million from Southern, $5.1 million from Le Mars and $3.7 million from Peninsula, all of which remained available at June 30, 2008.
     As of June 30, 2008, we had no material commitments for capital expenditures.
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
     Our insurance subsidiaries provide property and liability insurance coverages through independent insurance agencies located throughout our operating area. We bill the majority of this business directly to the insured, although a portion of the commercial business is billed through agents to whom our insurance subsidiaries extend credit in the normal course of business.
     Because the pooling agreement does not relieve Atlantic States of primary liability as the originating insurer, Atlantic States is subject to a concentration of credit risk arising from business ceded to Donegal

Mutual. Our insurance subsidiaries maintain reinsurance agreements in place with Donegal Mutual and with a number of other major unaffiliated authorized reinsurers.
Impact of Inflation
          We establish property and casualty insurance premium rates before we know the amount of losses and loss settlement expenses, or the extent to which inflation may impact such expenses, are known. Consequently, our insurance subsidiaries attempt, in establishing rates, to anticipate the potential impact of inflation.
Risk Factors
     The business, results of operations and financial condition, and, therefore, the value of our common stock, are subject to a number of risks. For a description of certain risks, we refer to our 2007 annual report on Form 10-K filed with the SEC on March 13, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Our market risk generally represents the risk of gain or loss that may result from the potential change in the fair value of our investment portfolio as a result of fluctuations in prices and interest rates and, to a lesser extent, our debt obligations. We attempt to manage our interest rate risk by maintaining an appropriate relationship between the average duration of our investment portfolio and the approximate duration of our liabilities, i.e., policy claims of our insurance subsidiaries and debt obligations.
     Other than our continuing shift from taxable to tax-exempt fixed maturity investments, we have maintained approximately the same investment mix and duration of our investment portfolio to our liabilities from December 31, 2007 to June 30, 2008.
     There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2007 through June 30, 2008.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     We conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to SEC Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we, including our consolidated subsidiaries, are required to disclose in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to affect materially, our internal control over financial reporting.
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

Part II. Other Information
Item 1. Legal Proceedings.
     None.
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(d) Maximum
Number (or
			(c) Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	(a) Total Number	(b) Average	of Publicly	Be Purchased Under
	of Shares (or	Price Paid per	Announced Plans	the Plans or
Period	Units) Purchased	Share (or Unit)	or Programs	Programs
Month #1	Class A – None	Class A – None	Class A – None
April 1-30, 2008	Class B – None	Class B – None	Class B – None

Month #2	Class A – 22,500	Class A – $16.78	Class A – 22,500
May 1-31, 2008	Class B – None	Class B – None	Class B – None	(1)

Month #3	Class A – 29,531	Class A --$16.65	Class A – 29,531
June 1-30, 2008	Class B – None	Class B – None	Class B – None	(1)

	Class A – 52,031	Class A – $16.71	Class A – 52,031
Total	Class B – None	Class B – None	Class B – None

(1)	We purchased these shares pursuant to our announcement on March 7, 2007 that we will purchase up to 500,000 shares of our Class A common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. We may purchase up to 93,331 additional shares of our Class A common stock under this stock repurchase program.
  Item 3. Defaults upon Senior Securities.
              None.
  Item 4. Submission of Matters to a Vote of Security Holders.
     We held our annual meeting of stockholders on April 17, 2008 (the “Meeting”), with the following results:
     The total number of votes represented at the Meeting in person or by proxy was 7,472,986 of the 7,554,575 votes for holders of common stock outstanding and entitled to vote at the Meeting.

     On the resolution to elect Robert S. Bolinger, Patricia A. Gilmartin and Philip H. Glatfelter, II as Class A Directors to serve until the expiration of their respective terms and until their successors are duly elected, the nominees for director received the number of votes set forth opposite their respective names below:

	Number of Votes
	For	Withheld
Robert S. Bolinger	7,392,347	80,639
Patricia A. Gilmartin	7,380,217	92,768
Philip H. Glatfelter, II	6,578,935	894,050
     There were no abstentions or broker non-votes. On the basis of the above vote, Robert S. Bolinger, Patricia A. Gilmartin and Philip H. Glatfelter, II were elected as Class A Directors to serve until the expiration of their respective terms and until their successors are duly elected.
     On the resolution to ratify our Audit Committee’s selection of KPMG, LLP as our independent registered public accounting firm for 2008, the resolution received 7,442,168 votes for the resolution, and 30,818 votes were withheld. On the basis of this vote, our stockholders ratified the selection of KPMG, LLP.
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

DONEGAL GROUP INC.

August 11, 2008	By:	/s/ Donald H. Nikolaus Donald H. Nikolaus, President and Chief Executive Officer

August 11, 2008	By:	/s/ Jeffrey D. Miller Jeffrey D. Miller, Senior Vice President and Chief Financial Officer