Form 10-Q
period 2008-09-30
DONEGAL GROUP INC
filed 2008-11-06
CIK 800457

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,931,165 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on October 31, 2008.

Part I. Financial Information
Item 1. Financial Statements.
Donegal Group Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)

Assets

Investments
Fixed maturities
Held to maturity, at amortized cost	$104,156,450	$154,290,119
Available for sale, at fair value	414,295,734	336,317,901
Equity securities, available for sale, at fair value	14,757,866	36,360,526
Investments in affiliates	8,120,101	8,648,818
Short-term investments, at cost, which approximates fair value	82,813,995	70,252,223

Total investments	624,144,146	605,869,587
Cash	6,466,577	4,289,365
Accrued investment income	5,898,583	5,874,908
Premiums receivable	59,259,420	51,038,253
Reinsurance receivable	86,509,297	78,897,154
Deferred policy acquisition costs	30,871,669	26,235,072
Deferred tax asset, net	16,235,985	7,026,441
Prepaid reinsurance premiums	54,902,541	47,286,336
Property and equipment, net	5,773,667	5,608,129
Accounts receivable — securities	2,897,164	602,191
Other	1,111,712	1,368,320

Total assets	$894,070,761	$834,095,756

Liabilities and Stockholders’ Equity

Liabilities
Losses and loss expenses	$242,148,416	$226,432,402
Unearned premiums	239,879,899	203,430,560
Accrued expenses	11,247,454	12,313,428
Reinsurance balances payable	1,993,082	2,105,501
Federal income taxes payable	986,979	375,736
Cash dividends declared to stockholders	—	2,210,298
Subordinated debentures	15,465,000	30,929,000
Accounts payable — securities	24,070,695	1,820,016
Due to affiliate	458,788	241,918
Drafts payable	1,035,400	717,540
Other	1,127,832	829,166

Total liabilities	538,413,545	481,405,565

Stockholders’ Equity
Preferred stock, $1.00 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 30,000,000 shares, issued 20,470,242 and 20,167,999 shares and outstanding 19,914,643 and 19,756,643 shares	204,702	201,680
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	162,632,023	156,850,666
Accumulated other comprehensive income (loss)	(7,278,331)	6,974,411
Retained earnings	207,691,691	193,806,855
Treasury stock	(7,649,361)	(5,199,913)

Total stockholders’ equity	355,657,216	352,690,191

Total liabilities and stockholders’ equity	$894,070,761	$834,095,756

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,
	2008	2007
Revenues:
Net premiums earned	$88,170,757	$77,609,940
Investment income, net of investment expenses	5,801,750	5,812,669
Net realized investment gains (losses)	(2,811,264)	488,226
Lease income	230,903	267,741
Installment payment fees	1,316,429	1,262,255

Total revenues	92,708,575	85,440,831

Expenses:
Net losses and loss expenses	53,234,686	41,011,053
Amortization of deferred policy acquisition costs	14,818,000	12,940,000
Other underwriting expenses	14,240,659	14,218,116
Policy dividends	437,470	360,885
Interest	398,855	733,558
Other expenses	314,642	484,168

Total expenses	83,444,312	69,747,780

Income before income tax expense	9,264,263	15,693,051
Income tax expense	2,041,183	4,480,623

Net income	$7,223,080	$11,212,428

Earnings per common share:
Class A common stock — basic	$0.29	$0.45

Class A common stock — diluted	$0.29	$0.45

Class B common stock — basic and diluted	$0.26	$0.41

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,
	2008	2007

Net income	$7,223,080	$11,212,428
Other comprehensive income (loss), net of tax Unrealized income (loss) on securities:
Unrealized holding income (loss) during the period, net of income tax (benefit)	(9,172,698)	3,553,723
Reclassification adjustment, net of income tax	1,827,322	(317,346)

Other comprehensive income (loss)	(7,345,376)	3,236,377

Comprehensive income (loss)	$(122,296)	$14,448,805

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Revenues:
Net premiums earned	$257,507,718	$231,882,586
Investment income, net of investment expenses	17,287,476	16,878,913
Net realized investment gains (losses)	(2,789,535)	653,656
Lease income	705,198	791,159
Installment payment fees	3,760,768	3,521,709

Total revenues	276,471,625	253,728,023

Expenses:
Net losses and loss expenses	162,244,444	132,155,199
Amortization of deferred policy acquisition costs	43,109,000	37,890,000
Other underwriting expenses	40,711,661	41,329,592
Policy dividends	924,537	868,004
Interest	1,545,571	2,160,580
Other expenses	1,211,480	1,496,889

Total expenses	249,746,693	215,900,264

Income before income tax expense	26,724,932	37,827,759
Income tax expense	5,883,951	10,344,437

Net income	$20,840,981	$27,483,322

Earnings per common share:
Class A common stock — basic	$0.84	$1.11

Class A common stock — diluted	$0.83	$1.10

Class B common stock — basic and diluted	$0.76	$1.00

Consolidated Statements of Comprehensive Income
(Unaudited)

	Nine Months Ended September 30,
	2008	2007

Net income	$20,840,981	$27,483,322
Other comprehensive income (loss), net of tax Unrealized income (loss) on securities:
Unrealized holding income (loss) during the period, net of income tax (benefit)	(16,065,940)	1,217,759
Reclassification adjustment, net of income tax	1,813,198	(424,876)

Other comprehensive income (loss)	(14,252,742)	792,883

Comprehensive income	$6,588,239	$28,276,205

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)
Nine Months Ended September 30, 2008

						Accumulated
					Additional	Other			Total
					Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Capital	Income (Loss)	Earnings	Stock	Equity
Balance, December 31, 2007	20,167,999	5,649,240	$201,680	$56,492	$156,850,666	$6,974,411	$193,806,855	$(5,199,913)	$352,690,191
Issuance of common stock (stock compensation plans)	302,243		3,022		3,349,078				3,352,100
Net income							20,840,981		20,840,981
Cash dividends							(5,207,082)		(5,207,082)
Grant of stock options					1,749,063		(1,749,063)		—
Tax benefit on exercise of stock options					683,216				683,216
Purchase of treasury stock								(2,449,448)	(2,449,448)
Other comprehensive loss						(14,252,742)			(14,252,742)

Balance, September 30, 2008	20,470,242	5,649,240	$204,702	$56,492	$162,632,023	$(7,278,331)	$207,691,691	$(7,649,361)	$355,657,216

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$20,840,981	$27,483,322

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,786,722	1,884,993
Net realized investment losses (gains)	2,789,535	(653,656)
Changes in assets and liabilities:
Losses and loss expenses	15,716,014	(17,022,130)
Unearned premiums	36,449,339	16,426,291
Premiums receivable	(8,221,167)	(3,622,905)
Deferred acquisition costs	(4,636,597)	(2,170,316)
Deferred income taxes	(1,534,983)	420,310
Reinsurance receivable	(7,612,143)	7,124,852
Prepaid reinsurance premiums	(7,616,205)	(5,399,617)
Accrued investment income	(23,675)	123,853
Due to affiliate	216,870	(1,081,628)
Reinsurance balances payable	(112,419)	558,046
Current income taxes	611,243	1,711,262
Accrued expenses	(1,065,974)	(1,037,049)
Other, net	873,144	322,942

Net adjustments	27,619,704	(2,414,752)

Net cash provided by operating activities	48,460,685	25,068,570

Cash Flows from Investing Activities:
Purchases of fixed maturities:
Available for sale	(149,742,022)	(38,785,682)
Purchases of equity securities, available for sale	(12,890,734)	(16,762,862)
Maturity of fixed maturities:
Held to maturity	49,698,926	8,204,300
Available for sale	43,899,947	21,994,045
Sales of fixed maturities:
Available for sale	25,215,920	—
Sales of equity securities, available for sale	31,922,932	10,086,892
Net decrease in investment in affiliates	401,828	160,057
Net purchase of property and equipment	(932,986)	(1,100,093)
Net sale (purchase) of short-term investments	(12,561,772)	2,434,026

Net cash used in investing activities	(24,987,961)	(13,769,317)

Cash Flows from Financing Activities:
Cash dividends paid	(7,417,380)	(6,422,588)
Redemption of subordinated debentures	(15,464,000)	—
Issuance of common stock	3,352,100	1,767,017
Purchase of treasury stock	(2,449,448)	(2,560,481)
Tax benefit on exercise of stock options	683,216	198,965

Net cash used in financing activities	(21,295,512)	(7,017,087)

Net increase in cash	2,177,212	4,282,166
Cash at beginning of period	4,289,365	531,756

Cash at end of period	$6,466,577	$4,813,922

Cash paid during period — Interest	$1,772,648	$2,164,472
Net cash paid during period — Taxes	$6,125,000	$8,000,000
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
     At September 30, 2008, Donegal Mutual held approximately 42% of our outstanding Class A common stock and approximately 74% of our outstanding Class B common stock.
     Atlantic States and Donegal Mutual are parties to a pooling agreement under which each company places all of its direct written business in the pool and both companies proportionately share the underwriting results of the pool, excluding certain reinsurance assumed by Donegal Mutual from our other insurance subsidiaries. From July 1, 2000 through February 29, 2008, Atlantic States had a 70% share of the results of the pool, and Donegal Mutual had a 30% share of the results of the pool. Effective March 1, 2008, Donegal Mutual and Atlantic States amended the pooling agreement to increase Atlantic States’ share of the results of the pool to 80%. In connection with this amendment to the pooling agreement, Donegal Mutual transferred approximately $11.9 million in cash and net liabilities to Atlantic States. See Note 4 — Reinsurance for more information regarding the pooling agreement.
     On March 7, 2007, our board of directors authorized a share repurchase program, pursuant to which we may purchase up to 500,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of Securities and Exchange Commission (“SEC”) Rule 10b-18 and in privately negotiated transactions. We purchased 4,000 and 32,000 shares of our Class A common stock under this program during the three months ended September 30, 2008 and 2007, respectively. We purchased 144,243 and 165,727 shares of our Class A common stock under this program during the nine months ended September 30, 2008 and 2007, respectively. We have purchased a total of 410,669 shares of our Class A common stock under this program through September 30, 2008.
2 — Basis of Presentation
     Our financial information for the interim periods included in this Form 10-Q Report is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of our management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods included in this Form 10-Q Report. Our results of operations for the nine months ended September 30, 2008 are not necessarily indicative of our results of operations to be expected for the twelve months ending December 31, 2008.
     These interim financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2007.
3 — Earnings Per Share
     We have two classes of common stock, which we refer to as our Class A common stock and our Class B common stock. Holders of our Class A common stock are entitled to be paid cash dividends that are at least 10% higher than those declared and paid on our Class B common stock at the same time we pay dividends on our Class B common stock. Accordingly, we use the two-class method for the computation of earnings per common share pursuant to Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share.” The two-class method is an earnings allocation formula that determines earnings per share separately for each class of common stock based on dividends declared and an allocation of remaining undistributed earnings using a participation percentage reflecting the dividend rights of each class. A reconciliation of the numerators and denominators used in the basic and diluted per share computations is presented below for each class of stock:
For the Three Months Ended September 30:

	(dollars in thousands, except per share data)
	2008		2007
	Class A	Class B	Class A	Class B

Basic net income per share:
Numerator:
Allocation of net income	$5,768	$1,455	$8,930	$2,282

Denominator:
Weighted-average shares outstanding	19,882,405	5,576,775	19,628,405	5,576,775

Basic net income per share	$0.29	$0.26	$0.45	$0.41

Diluted net income per share:
Numerator:
Allocation of net income	$5,768	$1,455	$8,930	$2,282

Denominator:
Number of shares used in basic computation	19,882,405	5,576,775	19,628,405	5,576,775
Weighted-average effect of dilutive securities Director and employee stock options	132,787	—	221,611	—

Number of shares used in per share computations	20,015,192	5,576,775	19,850,016	5,576,775

Diluted net income per share	$0.29	$0.26	$0.45	$0.41

For the Nine Months Ended September 30:

	(dollars in thousands, except per share data)
	2008		2007
	Class A	Class B	Class A	Class B

Basic net income per share:
Numerator:
Allocation of net income	$16,629	$4,212	$21,886	$5,597

Denominator:
Weighted-average shares outstanding	19,849,971	5,576,775	19,674,869	5,576,775

Basic net income per share	$0.84	$0.76	$1.11	$1.00

Diluted net income per share:
Numerator:
Allocation of net income	$16,629	$4,212	$21,886	$5,597

Denominator:
Number of shares used in basic computation	19,849,971	5,576,775	19,674,869	5,576,775
Weighted-average effect of dilutive securities Director and employee stock options	176,458	—	292,257	—

Number of shares used in per share computations	20,026,429	5,576,775	19,967,126	5,576,775

Diluted net income per share	$0.83	$0.76	$1.10	$1.00

Options to purchase the following number of shares of Class A common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price during the relevant period:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Number of shares	1,031,500	1,051,667	1,028,500	1,032,500

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

     Atlantic States, Southern and Donegal Mutual purchase third-party reinsurance on a combined basis. Le Mars and Peninsula have separate third-party reinsurance programs that provide similar types of coverage and that are commensurate with their relative size and exposures. Several different reinsurers are used, all of which, consistent with Donegal Insurance Group’s requirements, have an A.M. Best rating of A- (Excellent) or better or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A- rating. The following information relates to the external reinsurance Atlantic States, Southern and Donegal Mutual have in place during 2008:
•	excess of loss reinsurance, under which losses are automatically reinsured, through a series of contracts, over a set retention ($600,000 for 2008), and

•	catastrophe reinsurance, under which Donegal Insurance Group recovers, through a series of contracts, 100% of an accumulation of many losses resulting from a single event, including natural disasters, over a set retention ($3.0 million for 2008).
     Our insurance subsidiaries and Donegal Mutual also purchase facultative reinsurance to cover exposures from losses that exceed the limits provided by their respective treaty reinsurance.
     In addition to the pooling agreement and third-party reinsurance, Atlantic States, Southern, Le Mars and Peninsula have various reinsurance agreements with Donegal Mutual.
     Our 2008 reinsurance program was renewed at lower rates compared to 2007, largely attributable to our decision to increase our excess of loss reinsurance retention from $400,000 to $600,000 effective January 1, 2008. We made no other significant changes to our third-party reinsurance or other reinsurance agreements between our insurance subsidiaries and Donegal Mutual during the nine months ended September 30, 2008.

5 — Investments
     We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at September 30, 2008 as follows:

	Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(dollars in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$6,076	$24	$—	$—
Obligations of states and political subdivisions	174,259	12,843	72,709	4,554
Corporate securities	19,483	1,360	2,644	1,128
Mortgage-backed securities	53,315	653	6,049	87
Equity securities	3,491	377	—	—

Total	$256,624	$15,257	$81,402	$5,769

     We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at December 31, 2007 as follows:

	Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(dollars in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$—	$—	$41,579	$181
Obligations of states and political subdivisions	19,732	95	15,400	101
Corporate securities	2,326	179	7,626	166
Mortgage-backed securities	—	—	23,924	267
Equity securities	8,458	1,340	2,193	870

Total	$30,516	$1,614	$90,722	$1,585

     Of our total fixed maturity securities with an unrealized loss at September 30, 2008, we classified 251 securities with a fair value of $288.7 million and an unrealized loss of $18.5 million as available-for-sale and carried them at fair value on our balance sheet, while we classified 41 securities with a fair value of $45.8 million and an unrealized loss of $2.2 million as held-to-maturity on our balance sheet and carried them at amortized cost.
     Of our total fixed maturity securities with an unrealized loss at December 31, 2007, we classified 56 securities with a fair value of $45.5 million and an unrealized loss of $448,418 as available-for-sale and carried them at fair value on our balance sheet, while we classified 50 securities with a fair value of $65.1 million and an unrealized loss of $541,049 as held-to-maturity on our balance sheet and carried them at amortized cost.
     We have no direct exposure to sub-prime residential mortgage-backed securities and hold no collateralized debt obligations. Substantially all of the unrealized losses in our fixed maturity investment portfolio resulted from general market conditions and the related impact on our fixed maturity investment valuations. Increases in municipal bond market yields resulted in overall market value declines in our municipal bond holdings as of September 30, 2008. When determining possible impairment of the debt securities we own, we consider unrealized losses that are due to the impact of general market conditions to be temporary in nature because we have the ability and intent to hold the debt securities we own to maturity. We evaluated the near-term prospects of the issuers of those investments in relation to the severity and duration of the impairment. Based upon that evaluation and our ability and intent to hold those investments for a reasonable period of time sufficient for a recovery of fair value, we did not consider those investments to be other than temporarily impaired at September 30, 2008. We determined that certain investments trading below cost had declined on an other than temporary basis during the third quarter of 2008 and 2007. We included losses of $328,716 and $197,500 in net realized investment gains (losses) for these investments in the third quarters of 2008 and 2007, respectively. We determined that certain investments trading below cost had declined on an other than temporary basis during the first nine months of 2008 and

2007. We included losses of $1.2 million and $295,500 in net realized investment gains (losses) for these investments in the first nine months of 2008 and 2007, respectively.
6 — Segment Information
     We evaluate the performance of our personal lines and commercial lines segments based upon the underwriting results of our insurance subsidiaries as determined under statutory accounting principles prescribed or permitted by various state insurance departments (“SAP”), which our management uses to measure the performance of our insurance subsidiaries. Financial data by segment is as follows:

	Three Months Ended
	September 30,
	2008	2007
	(dollars in thousands)
Revenues:
Premiums earned:
Commercial lines	$30,781	$28,058
Personal lines	57,390	49,552

Net premiums earned	88,171	77,610
Net investment income	5,802	5,813
Realized investment gains (losses)	(2,811)	488
Other	1,547	1,530

Total revenues	$92,709	$85,441

Income before income taxes:
Underwriting income:
Commercial lines	$3,681	$4,417
Personal lines	1,181	3,604

SAP underwriting income	4,862	8,021
GAAP adjustments	578	1,059

GAAP underwriting income	5,440	9,080
Net investment income	5,802	5,813
Realized investment gains (losses)	(2,811)	488
Other	833	312

Income before income taxes	$9,264	$15,693

	Nine Months Ended
	September 30,
	2008	2007
	(dollars in thousands)
Revenues:
Premiums earned:
Commercial lines	$90,617	$85,610
Personal lines	166,891	146,273

Net premiums earned	257,508	231,883
Net investment income	17,287	16,879
Realized investment gains (losses)	(2,790)	654
Other	4,467	4,312

Total revenues	$276,472	$253,728

Income before income taxes:
Underwriting income (loss):
Commercial lines	$10,446	$15,350
Personal lines	(5,051)	1,611

SAP underwriting income	5,395	16,961
GAAP adjustments (1)	5,124	2,679

GAAP underwriting income	10,519	19,640
Net investment income	17,287	16,879
Realized investment gains (losses)	(2,790)	654
Other	1,709	655

Income before income taxes	$26,725	$37,828

(1)	GAAP adjustments for the nine months ended September 30, 2008 included an increase in deferred acquisition costs, which offset the ceding commissions that were included in the transfer of net liabilities from Donegal Mutual discussed in Note 4 — Reinsurance.
7 — Subordinated Debentures
     On May 15, 2003, we received $15.0 million in net proceeds from the issuance of subordinated debentures. We redeemed these debentures on August 15, 2008.
     On October 29, 2003, we received $10.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on October 29, 2033 and are callable at our option, at par, after October 29, 2008. The debentures carry an interest rate equal to the three-month LIBOR rate plus 3.85%, which is adjustable quarterly. At September 30, 2008, the interest rate on the debentures was 6.64%.
     On May 24, 2004, we received $5.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on May 24, 2034 and are callable at our option, at par, after May 24, 2009. The debentures carry an interest rate equal to the three-month LIBOR rate plus 3.85%, which is adjustable quarterly. At September 30, 2008, the interest rate on the debentures was 6.66%.
8 — Share-Based Compensation
     Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” which requires the measurement of all share-based payments to employees, including grants of stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. In determining the expense to be recorded for stock options granted to directors and employees of our subsidiaries and affiliates other than Donegal Mutual, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The significant assumptions we utilize in applying the Black-Scholes option pricing model are the risk-free interest rate, expected term, dividend yield and expected volatility.
     Under SFAS No. 123(R), the compensation expense for our stock compensation plans that we charged against income before income taxes was $55,518 and $94,655 for the three months ended September 30, 2008 and 2007, respectively, with a corresponding income tax benefit of $19,431 and $33,129, respectively. The compensation expense for our stock compensation plans that we charged against income before income taxes was $142,214 and $248,798 for the nine months ended September 30, 2008 and 2007, respectively, with a corresponding income tax benefit of $49,775 and $87,079, respectively. As of September 30, 2008, our total unrecognized compensation cost related to nonvested share-based compensation granted under our stock compensation plans was $320,682. We expect to recognize this cost over a weighted average period of 2.7 years.
     SFAS No. 123(R) does not establish accounting requirements for share-based compensation to nonemployees. We continue to account for share-based compensation to employees and directors of Donegal Mutual under the provisions of FIN No. 44 and EITF 00-23, which state that when we grant share-based compensation to employees of a controlling entity, we should measure the fair value of the award at the grant date and recognize the fair value as a dividend to the controlling entity. These provisions apply to options we granted to employees and directors of Donegal Mutual, the employer of a majority of the employees that provide services to us. We recorded implied dividends of $1,709,099 and $22,282 for the three months ended September 30, 2008 and 2007, respectively. We recorded implied dividends of $1,749,063 and $61,441 for the nine months ended September 30, 2008 and 2007, respectively.
     We received cash from option exercises under all stock compensation plans for the three months ended September 30, 2008 and 2007 of $877,773 and $375,210, respectively. We realized tax benefits for the tax deductions from option exercises of share-based compensation of $51,459 and $161,230 for the three months ended September 30, 2008 and 2007, respectively. We received cash from option exercises under all stock compensation plans for the nine months ended September 30, 2008 and 2007 of $2.3 million and $504,380, respectively. We realized tax benefits for the tax deductions from option exercises of share-

based compensation of $683,216 and $198,965 for the nine months ended September 30, 2008 and 2007, respectively.
9 — Fair Value Measurements
     As of January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and requires expanded disclosures about fair value measurements. SFAS No. 157 establishes a hierarchy that ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires financial assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:
     Level 1 — quoted prices in active markets for identical assets and liabilities
     Level 2 — directly or indirectly observable inputs other than Level 1 quoted prices
     Level 3 — unobservable inputs not corroborated by market data
     For investments that have quoted market prices in active markets, we use the quoted market price as fair value and include these investments in Level 1 of the fair value hierarchy. We classify publicly traded equity securities as Level 1. When quoted market prices in active markets are not available, we use various pricing services to determine fair value and include these investments in Level 2 of the fair value hierarchy. We classify our fixed maturity securities as Level 2. We had no investments classified as Level 3 at September 30, 2008.
     We evaluate assets and liabilities on a recurring basis to determine the appropriate level at which to classify them for each reporting period. The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities as of September 30, 2008:

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Fixed maturities — available for sale	$414,296	$—	$414,296	$—
Equity securities	14,758	8,508	6,250	—

Total	$429,054	$8,508	$420,546	$—

     We also adopted FASB Staff Position (“FSP”) No. 157-2, which allowed us to defer the effective date of SFAS No. 157 for certain nonfinancial assets and liabilities to January 1, 2009.
10 — Impact of New Accounting Standards
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” which permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates. Upon adoption, an entity reports unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Most of the provisions apply only to entities that elect the fair value option. However, the amendment of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. Effective January 1, 2008, we adopted SFAS No. 159. The adoption of SFAS No. 159 had no effect on our results of operations, financial condition or liquidity.
     On October 10, 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active. FSP No. 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The Company adopted the provisions of FSP No. 157-3 effective September 30, 2008.

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
     Our insurance subsidiaries make estimates and assumptions that can have a significant effect on amounts and disclosures that we report in our financial statements. The most significant estimates relate to the reserves of our insurance subsidiaries for property and casualty insurance unpaid losses and loss expenses, valuation of investments and our insurance subsidiaries’ policy acquisition costs. While we believe our estimates and the estimates of our insurance subsidiaries are appropriate, the ultimate amounts may differ from the amounts estimated. We regularly review these estimates and reflect any adjustment considered necessary in our current results of operations.
Liability for Losses and Loss Expenses
     Liabilities for losses and loss expenses are estimates at a given point in time of the amounts an insurer expects to pay with respect to policyholder claims based on facts and circumstances then known. An insurer recognizes at the time of establishing its estimates that its ultimate liability for losses and loss expenses will exceed or be less than those estimates. Our insurance subsidiaries base their estimates of liabilities for losses and loss expenses on assumptions as to future loss trends and expected claims severity, judicial theories of liability and other factors, including prevailing economic conditions. However, during the loss adjustment period, our insurance subsidiaries may learn additional facts regarding individual claims, and, consequently, it often becomes necessary for our insurance subsidiaries to adjust their estimates of liability. Our insurance subsidiaries reflect any adjustments to their liabilities for losses and loss expenses in their results of operations in the period in which we change our estimates.
     Our insurance subsidiaries maintain liabilities for the payment of losses and loss expenses with respect to both reported and unreported claims. It is our intent that the liabilities for loss expenses will cover the ultimate costs of settling all losses, including investigation and litigation costs from those losses. Our insurance subsidiaries base the amount of their liability for reported losses primarily upon a case-by-case evaluation of the type of risk involved, knowledge of the circumstances surrounding each claim and the insurance policy provisions relating to the type of loss. Our insurance subsidiaries determine the amount of their liability for unreported claims and loss expenses on the basis of historical information by line of insurance. Our insurance subsidiaries account for inflation in the reserving function through analysis of costs and trends and reviews of historical reserving results. Our insurance subsidiaries closely monitor their liabilities and recompute them periodically using new information on reported claims and a variety of statistical techniques. Our insurance subsidiaries do not discount their liabilities for losses and loss expenses.
     Our liability estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions as to our insurance subsidiaries’ internal operations. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions, stability in economic conditions and the rate of loss cost inflation. For example, our insurance subsidiaries have experienced a decrease in claims frequency on bodily injury liability claims during the past several years while claims severity has gradually increased. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on bodily injury claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Internal assumptions include accurate measurement of the impact of rate changes and changes in policy provisions and consistency in the quality and characteristics of business written within a given line of business among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries attempt to make appropriate adjustments for those changes in their liabilities. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at September

30, 2008. For every 1% change in our estimate of our insurance subsidiaries’ liability for losses and loss expenses, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $1.6 million.
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
     Because of Atlantic States’ participation in the pool with Donegal Mutual, Atlantic States is exposed to adverse loss development on the business of Donegal Mutual included in the pool. However, pooled business represents the predominant percentage of the net underwriting activity of both companies, and Donegal Mutual and Atlantic States proportionately share any adverse risk development of the pooled business. Since substantially all of the business of Atlantic States and Donegal Mutual is pooled and the results shared by each company according to its participation level under the terms of the pooling agreement, the underwriting pool is intended to produce a more uniform and stable underwriting result from year to year for each company than either would experience individually and to spread the risk of loss among each company. The risk profiles of the business written by Atlantic States and Donegal Mutual historically have been, and continue to be, substantially similar. The same management and underwriting personnel determine and administer the products, classes of business underwritten, pricing practices and underwriting standards of both companies. In addition, as the Donegal Insurance Group, Donegal Mutual and our insurance subsidiaries share a combined business plan to achieve market penetration and underwriting profitability objectives. The products marketed by our insurance subsidiaries and Donegal Mutual are generally complementary, thereby allowing Donegal Insurance Group to offer a broader range of products to a given market and to expand Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account. Distinctions within the products of Donegal Mutual and our insurance subsidiaries generally relate to specific risk profiles targeted within similar classes of business, such as preferred tier products compared to standard tier products, but we do not allocate all of the standard risk gradients to one company. Therefore, the underwriting profitability of the business directly written by the individual companies will vary. However, as the risk characteristics of all business written directly by Donegal Mutual and Atlantic States are homogenized within the pool and each company shares the results according to each company’s participation level, each company realizes its pro rata share of the underwriting results of the pool.

     Our insurance subsidiaries’ liability for losses and loss expenses by major line of business as of September 30, 2008 and December 31, 2007 consisted of the following:

	September 30,	December 31,
	2008	2007
	(dollars in thousands)

Commercial lines:
Automobile	$18,403	$20,274
Workers’ compensation	36,486	36,309
Commercial multi-peril	28,882	24,847
Other	1,585	1,780

Total commercial lines	85,356	83,210

Personal lines:
Automobile	58,567	55,796
Homeowners	11,291	10,121
Other	1,968	1,025

Total personal lines	71,826	66,942

Total commercial and personal lines	157,182	150,152
Plus reinsurance recoverable	84,966	76,280

Total liability for losses and loss expenses	$242,148	$226,432

     We have evaluated the effect on our insurance subsidiaries’ loss and loss expense reserves and our stockholders’ equity in the event of reasonably likely changes in the variables considered in establishing the loss and loss expense reserves of our insurance subsidiaries. We established the range of reasonably likely changes based on a review of changes in accident year development by line of business and applied those changes to our insurance subsidiaries’ loss reserves as a whole. The selected range does not necessarily indicate what could be the potential best or worst case or the most likely scenario. The following table sets forth the estimated effect on our insurance subsidiaries’ loss and loss expense reserves and our stockholders’ equity in the event of reasonably likely changes in the variables considered in establishing loss and loss expense reserves:

	Adjusted Loss and
	Loss Expense		Adjusted Loss and
Change in Loss	Reserves Net of	Percentage Change	Loss Expense	Percentage Change
and Loss Expense	Reinsurance as of	in Equity as of	Reserves Net of	in Equity as of
Reserves Net of	September 30,	September 30,	Reinsurance as of	December 31,
Reinsurance	2008	2008(1)	December 31, 2007	2007(1)
(dollars in thousands)

(10.0)%	$141,464	2.9%	$135,137	2.8%
(7.5)	145,393	2.2	138,891	2.1
(5.0)	149,323	1.4	142,644	1.4
(2.5)	153,252	0.7	146,398	0.7
Base	157,182	—	150,152	—
2.5	161,112	-0.7	153,906	-0.7
5.0	165,041	-1.4	157,660	-1.4
7.5	168,971	-2.2	161,413	-2.1
10.0	172,900	-2.9	165,167	-2.8

(1)	Net of income tax effect.
Investments
     We make estimates concerning the valuation of our investments and the recognition of other than temporary declines in the value of our investments. When we consider the decline in value of an individual investment to be other than temporary, we write down the investment to its fair value, and we reflect the amount of the write-down as a realized loss in our results of operations. We individually monitor all investments for other than temporary declines in value. Generally, if an individual equity security has depreciated in value by more than 20% of original cost, and has been in such an unrealized loss position for more than six months, we assume there has been an other than temporary decline in value. We held 14 equity securities that were in an unrealized loss position at September 30, 2008. A substantial number of these equity securities have declined in value by less than 20% of original cost or have been in an unrealized loss position for less than six months. Certain of these equity securities have declined in value by more than 20% of original cost but have traded at a value exceeding 80% of original cost within the past six months or have been in an unrealized loss position for more than six months but have declined in value by less than 20% of original cost. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we consider these declines in value to be temporary. With respect to debt securities, we assume there has been an other than temporary decline in value if it is probable that we will not receive contractual payments. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including the fair value of the investment being significantly below its cost, the deteriorating financial condition of the issuer of a security and the occurrence of industry, company and geographic events that have negatively impacted the value of a security or rating agency downgrades. We determined that certain investments trading below cost had declined on an other than temporary basis during the first nine months of 2008 and 2007. We included losses of $1.2 million and $295,500 in net realized investment gains (losses) in our results of operations for these investments in the first nine months of 2008 and 2007, respectively.
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
Results of Operations — Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
     Net Premiums Written. Net premiums written for the three months ended September 30, 2008 were $92.2 million, an increase of $12.3 million, or 15.4%, over the $79.9 million of net premiums written for the comparable period in 2007. Net premiums written in the third quarter of 2008 reflected the impact of the increased pooling allocation of approximately $7.5 million. Net premiums written during the third quarter also benefited from the renewal of our 2008 reinsurance program at lower rates compared to 2007. The lower reinsurance rates were largely due to our decision to increase our per loss retention from $400,000 to $600,000 effective January 1, 2008. Personal lines net premiums written increased $8.3 million, or 15.2%, in the third quarter of 2008 compared to the comparable period in 2007. Commercial lines net premiums written increased $3.9 million, or 15.6%, in the third quarter of 2008 compared to the comparable period in 2007.
     Net Premiums Earned. Net premiums earned increased to $88.2 million for the third quarter of 2008, an increase of $10.6 million, or 13.6%, over the third quarter of 2007. Our insurance subsidiaries earn premiums and recognize them as revenue over the terms of their policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding twelve-month period compared to the comparable period one year earlier. Net premiums earned in the third quarter of 2008 reflected the impact of the increased pooling allocation of approximately $7.5 million and benefited from the renewal of our 2008 reinsurance program at lower rates compared to 2007.
     Investment Income. For the three months ended September 30, 2008 and 2007, our net investment income was $5.8 million. Average invested assets increased from $593.2 million in the third quarter of 2007 to $621.2 million in the third quarter of 2008. The decrease in our annualized average rate of return on investments was primarily due to increased short-term investments in lower yielding U.S. Treasury securities during the third quarter of 2008.

     Net Realized Investment Gains (Losses). Net realized investment losses in the third quarter of 2008 were $2.8 million, compared to net realized investment gains of $488,226 for the comparable period in 2007. Realized investment losses in the third quarter of 2008 included $1.4 million from the sale of fixed and equity securities, including all of our holdings of Fannie Mae and Freddie Mac preferred stocks, and an amount of $1.1 million representing our pro rata share of investment losses in a limited partnership investment that is solely invested in equity securities. During the third quarter of 2008 and 2007, we included impairment losses of $328,716 and $197,500, respectively, in net realized investment gains (losses).
     Losses and Loss Expenses. Our loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, for the third quarter of 2008 was 60.4%, an increase from our 52.8% loss ratio for the third quarter of 2007. We experienced increased weather-related claim activity and reduced favorable loss development in the third quarter of 2008 compared to the comparable period in 2007. Our commercial lines loss ratio increased to 55.7% for the third quarter of 2008, compared to 49.1% for the third quarter of 2007, primarily due to increases in our commercial multi-peril and workers’ compensation loss ratios. Our personal lines loss ratio increased from 55.2% for the third quarter of 2007 to 62.6% for the third quarter of 2008 primarily due to increases in our homeowners and private passenger automobile loss ratios.
     Underwriting Expenses. Our expense ratio, which is the ratio of policy acquisition costs and other underwriting expenses to premiums earned, for the third quarter of 2008 and 2007 was 33.0% and 35.0%, respectively. Our expense ratio reflected a higher premium base and decreased expenses incurred for underwriting-based incentive compensation costs as a result of higher loss ratios compared to the comparable period in 2007.
     Combined Ratio. Our combined ratio was 93.8% and 88.3% for the three months ended September 30, 2008 and 2007, respectively. Our combined ratio represents the sum of our loss ratio, expense ratio and dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned.
     Interest Expense. Interest expense for the third quarter of 2008 was $398,855 compared to $733,558 for the third quarter of 2007. The lower interest expense reflected the redemption of $15.5 million of subordinated debentures in August 2008 and a decrease in average interest rates on our subordinated debentures in the third quarter of 2008 compared to the comparable period in 2007.
     Income Taxes. Income tax expense was $2.0 million for the third quarter of 2008, representing an effective tax rate of 22.0%, compared to $4.5 million for the third quarter of 2007, representing an effective tax rate of 28.6%. The change in effective tax rates is primarily due to tax-exempt interest income representing a greater proportion of net income before taxes in the 2008 period compared to the 2007 period.
     Net Income and Earnings Per Share. Our net income for the third quarter of 2008 was $7.2 million, or $.29 per share of Class A common stock on a diluted basis and $.26 per share of Class B common stock, compared to net income of $11.2 million, or $.45 per share of Class A common stock on a diluted basis and $.41 per share of Class B common stock, reported for the third quarter of 2007. Our diluted Class A shares outstanding for the third quarter of 2008 increased to 20.0 million, compared to 19.9 million for the third quarter of 2007. We had 5.6 million Class B shares outstanding for both periods.
Results of Operations — Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
     Net Premiums Written. Net premiums written for the nine months ended September 30, 2008 were $286.3 million, an increase of $43.4 million, or 17.9%, over the comparable period in 2007. Net premiums written for the first nine months of 2008 included a $13.6 million transfer of unearned premiums related to the change in the pooling agreement between Atlantic States and Donegal Mutual effective March 1, 2008. Net premiums written in the first nine months of 2008 also reflected the impact of the increased pooling allocation of approximately $18.0 million and benefited from the renewal of our 2008 reinsurance program at lower rates compared to 2007. The lower reinsurance rates were largely due to our decision to increase our per loss retention from $400,000 to $600,000 effective January 1, 2008. Commercial lines net premiums written increased $13.7 million, or 15.6%, in the first nine months of 2008 compared to the comparable period in 2007. Personal lines net premiums written increased $29.7 million, or 19.2%, in the first nine months of 2008 compared to the comparable period in 2007.
     Net Premiums Earned. Net premiums earned increased to $257.5 million for the first nine months of 2008, an increase of $25.6 million, or 11.0%, over the first nine months of 2007. Premiums are earned, or recognized as revenue, over the terms of our policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding twelve-month period compared to the comparable period one year earlier. Net premiums earned in the first nine months of 2008 reflected the impact of the increased pooling allocation of approximately $17.0 million and benefited from the renewal of our 2008 reinsurance program at lower rates compared to 2007.
     Investment Income. For the nine months ended September 30, 2008, our net investment income increased 2.4% to $17.3 million, compared to $16.9 million for the comparable period one year ago. An increase in average invested assets from $594.1 million in the first nine months of 2007 to $615.0 million in the first nine months of 2008 accounted for the increase in net investment income.
     Net Realized Investment Gains (Losses). Net realized investment losses in the first nine months of 2008 were $2.8 million, compared to net realized gains of $653,656 for the comparable period in 2007. Realized investment losses in the first nine months of 2008 included $1.4 million from the sale of fixed maturities and equity securities, including all of our holdings of Fannie Mae and Freddie Mac preferred stocks, and an amount of $1.1 million representing our pro rata share of investment losses in a limited partnership investment that is solely invested in equity securities. We recognized impairment charges of $1.2 million in the first nine months of 2008, compared to impairment charges of $295,500 recognized in the first nine months of 2007. The impairment charges for both periods were the result of declines in the market value of equity securities that we deemed to be other than temporary. The remaining net realized investment gains and losses in both periods resulted from normal turnover of our investment portfolio.
     Losses and Loss Expenses. Our loss ratio in the first nine months of 2008 was 62.9%, compared to 57.0% in the first nine months of 2007. Losses and loss expenses increased for the first nine months of 2008 as we experienced increased weather-related claim activity and reduced favorable loss reserve development compared to the comparable period in 2007. Our commercial lines loss ratio increased to 54.7% in the first nine months of 2008, compared to 47.8% in the first nine months of 2007, primarily due to increases in our workers’ compensation and commercial multi-peril loss ratios. Our personal lines loss ratio increased from 62.5% in the first nine months of 2007 to 67.6% in the first nine months of 2008 primarily due to increases in our homeowners and private passenger automobile loss ratios.
     Underwriting Expenses. Our expense ratio for the first nine months of 2008 was 32.6%, compared to 34.2% in the first nine months of 2007. Our expense ratio reflected decreased expenses incurred for underwriting-based incentive compensation costs as a result of higher loss ratios compared to the comparable period in 2007.
     Combined Ratio. Our combined ratio was 95.9% and 91.5% for the nine months ended September 30, 2008 and 2007, respectively. Our combined ratio represents the sum of our loss ratio, expense ratio and dividend ratio. The increase in our combined ratio was largely attributable to the increase in our loss ratio for the 2008 period compared to the 2007 period.
     Interest Expense. Interest expense for the first nine months of 2008 was $1.5 million compared to $2.2 million for the first nine months of 2007. The lower interest expense reflected the redemption of $15.5 million of subordinated debentures in August 2008 and a decrease in average interest rates on our subordinated debentures in the first nine months of 2008 compared to the comparable period in 2007.
     Income Taxes. Income tax expense was $5.9 million for the first nine months of 2008, representing an effective tax rate of 22.0%, compared to $10.3 million for the first nine months of 2007, representing an effective tax rate of 27.3%. The change in effective tax rates is primarily due to tax-exempt interest income representing a greater proportion of net income before taxes in the 2008 period compared to the 2007 period.
     Net Income and Earnings Per Share. Our net income for the first nine months of 2008 was $20.8 million, or $.83 per share of Class A common stock on a diluted basis and $.76 per share of Class B common stock, compared to our net income of $27.5 million, or $1.10 per share of Class A common stock on a diluted basis and $1.00 per share of Class B common stock, for the first nine months of 2007. Our diluted Class A and Class B shares outstanding were 20.0 million and 5.6 million, respectively, for both periods.

Liquidity and Capital Resources
     Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as they arise. Our major sources of funds from operations are the net cash flows generated from our insurance subsidiaries’ underwriting results, investment income and maturing investments.
     We have historically generated sufficient net positive cash flow from our operations to fund our commitments and build our investment portfolio, thereby increasing future investment returns. The impact of the pooling agreement between Donegal Mutual and Atlantic States has historically been cash flow positive because of the historical underwriting profitability of the pool. The pool is settled monthly, thereby resulting in cash flows substantially similar to cash flows that would result from the underwriting of direct business. We have not experienced any unusual variations in the timing of claim payments associated with the loss reserves of our insurance subsidiaries. We maintain a high degree of liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. Our fixed-maturity investment portfolio is structured following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective, thereby providing an additional measure of liquidity to meet our obligations should an unexpected variation occur in the future. Net cash flows provided by operating activities in the first nine months of 2008 and 2007 were $48.5 million and $25.1 million, respectively. The net cash flows provided by operating activities in the first nine months of 2008 included an $11.9 million transfer of cash from Donegal Mutual discussed in Note 4 — Reinsurance.
     We maintain a credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a $35.0 million unsecured, revolving line of credit that will expire in July 2010. As of September 30, 2008, we have the ability to borrow $35.0 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus between 1.50% and 1.75%, depending on our leverage ratio. In addition, we pay a fee of 0.15% per annum on the loan commitment amount, regardless of usage. The credit agreement requires our compliance with certain covenants, which include minimum levels of our net worth, leverage ratio and statutory surplus and A.M. Best ratings of our insurance subsidiaries. During the nine months ended September 30, 2008, we had no borrowings outstanding under the credit agreement, and we were in compliance with all requirements of the credit agreement.
     The following table shows our expected payments for significant contractual obligations as of September 30, 2008.

		Less
		than 1	1-3	4-5	After 5
	Total	year	years	years	years
	(dollars in thousands)
Net liability for unpaid losses and loss expenses of our insurance subsidiaries	$157,182	$71,497	$68,545	$7,667	$9,473
Subordinated debentures	15,465	—	—	—	15,465

Total contractual obligations	$172,647	$71,497	$68,545	$7,667	$24,938

     We estimate the timing of the amounts for the net liability for unpaid losses and loss expenses of our insurance subsidiaries based on historical experience and expectations of future payment patterns. The liability is shown net of reinsurance recoverable on unpaid losses and loss expenses to reflect expected future cash flows related to such liability. Amounts assumed by Atlantic States from the pooling agreement with Donegal Mutual represent a substantial portion of our insurance subsidiaries’ gross liability for unpaid losses and loss expenses, and amounts ceded by Atlantic States to the pooling agreement represent a substantial portion of our insurance subsidiaries’ reinsurance recoverable on unpaid losses and loss expenses. Cash settlement of Atlantic States’ assumed liability from the pool is included in monthly settlements of pooled activity, as we net amounts ceded to and assumed from the pool. Although Donegal Mutual and we do not anticipate any changes in the pool participation levels in the foreseeable future, any such change would be prospective in nature and therefore would not impact the timing of expected payments for Atlantic States’ proportionate liability for pooled losses occurring in periods prior to the effective date of such change.

     The timing of the amounts for the subordinated debentures is based on their contractual maturities. The debentures are redeemable at our option, at par, after five years from their issuance dates as discussed in Note 6 — Subordinated Debentures. Our subordinated debentures carry interest rates that vary based upon the three-month LIBOR rate and adjust quarterly. Based upon the interest rates in effect as of September 30, 2008, our annual interest cost associated with our subordinated debentures is approximately $1.0 million. For every 1% change in the three-month LIBOR rate, the effect on our annual interest cost would be approximately $150,000. We redeemed subordinated debentures in the amount of $15,464,000 on August 15, 2008.
     On March 7, 2007, our board of directors authorized a share repurchase program pursuant to which we may purchase up to 500,000 shares of our Class A common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. We purchased 4,000 and 32,000 shares of our Class A common stock under this program during the three months ended September 30, 2008 and 2007, respectively. We purchased 144,243 and 165,727 shares of our Class A common stock under this program during the nine months ended September 30, 2008 and 2007, respectively. We have purchased a total of 410,669 shares of our Class A common stock under this program through September 30, 2008.
     On October 16, 2008, our board of directors declared quarterly cash dividends of 10.5 cents per share for our Class A common stock and 9.25 cents per share for our Class B common stock, payable November 17, 2008 to stockholders of record as of the close of business on November 3, 2008. There are no regulatory restrictions on the payment of dividends to our stockholders, although there are state law restrictions on the payment of annual dividends greater than 10% of statutory surplus from our insurance subsidiaries to us. Our insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis and require prior approval of the applicable domiciliary insurance regulatory authorities for dividends in excess of 10% of statutory surplus. Our insurance subsidiaries are subject to risk-based capital (“RBC”) requirements. At December 31, 2007, our insurance subsidiaries’ capital levels were each substantially above the applicable RBC requirements. At January 1, 2008, amounts available for distribution as dividends to us from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities were $24.1 million from Atlantic States, $5.0 million from Southern, $5.1 million from Le Mars and $3.7 million from Peninsula. Atlantic States paid a $10.0 million dividend to us on August 11, 2008. All other amounts remained available at September 30, 2008.
     As of September 30, 2008, we had no material commitments for capital expenditures.
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
     Our insurance subsidiaries provide property and liability insurance coverages through independent insurance agencies. We bill the majority of this business directly to the insured, although a portion of the commercial business is billed through agents to whom our insurance subsidiaries extend credit in the normal course of business.
     Because the pooling agreement does not relieve Atlantic States of primary liability as the originating insurer, Atlantic States is subject to a concentration of credit risk arising from business ceded to Donegal Mutual. Our insurance subsidiaries maintain reinsurance agreements with Donegal Mutual and with a number of other major unaffiliated authorized reinsurers.

Impact of Inflation
     We establish property and casualty insurance premium rates before we know the amount of losses and loss expenses, or the extent to which inflation may impact such expenses. Consequently, our insurance subsidiaries attempt, in establishing rates, to anticipate the potential impact of inflation.
Risk Factors
     Our business, results of operations and financial condition, and, therefore, the value of our Class A common stock and Class B common stock, are subject to a number of risks. For a description of certain risks, we refer to our 2007 Annual Report on Form 10-K filed with the SEC on March 13, 2008.

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
     Our investment mix has shifted slightly due to our continuing shift from taxable to tax-exempt fixed maturity investments and a shift from equity securities to short-term investments during 2008. We have maintained approximately the same duration of our investment portfolio to our liabilities from December 31, 2007 to September 30, 2008.
     There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2007 through September 30, 2008.
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
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter covered by this Form 10-Q report that has materially affected, or is reasonably likely to affect materially, our internal control over financial reporting.
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

Part II. Other Information
Item 1. Legal Proceedings.
     None.
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(d) Maximum
Number (or
			(c) Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	(a) Total Number of	(b) Average	of Publicly	Be Purchased Under
	Shares (or	Price Paid per	Announced Plans or	the Plans or
Period	Units) Purchased	Share (or Unit)	Programs	Programs

Month #1	Class A — None	Class A — None	Class A — None
July 1-31, 2008	Class B — None	Class B — None	Class B — None

Month #2	Class A — None	Class A — None	Class A — None
August 1-31, 2008	Class B — 1,001	Class B — $20.00	Class B — 1,001	(2)

Month #3	Class A — 4,000	Class A — $18.00	Class A — 4,000
September 1-30, 2008	Class B — None	Class B — None	Class B — None	(1)
	Class A — 4,000	Class A — $18.00	Class A — 4,000
Total	Class B — 1,001	Class B — $20.00	Class B — 1,001

(1)	We purchased these shares pursuant to our announcement on March 7, 2007 that we will purchase up to 500,000 shares of our Class A common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. We may purchase up to 89,331 additional shares of our Class A common stock under this stock repurchase program.

(2)	Donegal Mutual purchased these shares pursuant to its announcement on August 17, 2004 that it will, at its discretion, purchase shares of our Class A common stock and Class B common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. Such announcement did not stipulate a maximum number of shares that may be purchased under this stock repurchase program.
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

DONEGAL GROUP INC.
November 6, 2008	By:	/s/ Donald H. Nikolaus
Donald H. Nikolaus, President
and Chief Executive Officer

November 6, 2008	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Senior Vice President
and Chief Financial Officer