Form 10-K
period 2008-12-31
DONEGAL GROUP INC
filed 2009-03-12
CIK 800457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filter, an accelerated filter, a non-accelerated filer, or a capital reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company.     Yes ☐.     No ☑.
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $197,694,116.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 19,884,500 shares of Class A common stock and 5,576,775 shares of Class B common stock outstanding on February 27, 2009.
DOCUMENTS INCORPORATED BY REFERENCE:
1.	Portions of the registrant’s annual report to stockholders for the fiscal year ended December 31, 2008 are incorporated by reference into Parts I, II and IV of this report.

2.	Portions of the registrant’s proxy statement relating to registrant’s annual meeting of stockholders to be held April 16, 2009 are incorporated by reference into Part III of this report.

DONEGAL GROUP INC.
INDEX TO FORM 10-K REPORT

(i)

PART I
Item 1. Business.
     (a) General Development of Business.
     We are an insurance holding company whose insurance subsidiaries offer personal and commercial lines of property and casualty insurance to businesses and individuals in 18 Mid-Atlantic, Midwestern and Southeastern states. Our insurance subsidiaries provide their policyholders with a selection of insurance products at competitive rates, while pursuing profitability through adherence to a strict underwriting discipline. At December 31, 2008, we had total assets of $880.1 million and stockholders’ equity of $363.6 million. Our net income was $25.5 million for the year ended December 31, 2008 compared to $38.3 million for the year ended December 31, 2007.
     Donegal Mutual Insurance Company (“Donegal Mutual”) owns approximately 42.0% of our Class A common stock and approximately 74.5% of our Class B common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations. While each company maintains its separate corporate existence, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries have the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.
     Our growth strategies include the acquisition of other insurance companies to expand our business in a given region or to commence operations in a new region. Our prior acquisitions have taken the form of either:
•	a purchase of the stock of a stock insurance company; or

•	a two-step acquisition of a mutual insurance company in which:
•	as the first step, Donegal Mutual purchases a surplus note from the mutual insurance company, Donegal Mutual enters into a management agreement with the mutual insurance company and Donegal Mutual’s designees become a majority of the board of directors of the mutual insurance company.

•	as the second step, the mutual insurance company demutualizes, or converts, into a stock insurance company. Upon the conversion, we purchase the surplus note from Donegal Mutual and exchange it for all of the stock of the stock insurance company resulting from the conversion.

     We believe that our ability to make direct acquisitions of stock insurance companies and to make indirect acquisitions of mutual insurance companies through a sponsored conversion provides us with flexibility that is a competitive advantage in seeking acquisitions. We also believe we have demonstrated our ability to acquire control of an underperforming insurance company, reunderwrite its book of business, reduce its cost structure and return it to profitability. When Donegal Mutual makes a surplus note investment in another company and enters into a management agreement with it, Donegal Mutual does not consolidate the financial results of that company with its financial results, and Donegal Mutual is not responsible for the insurance obligations of that company.
     While Donegal Mutual and we generally engage in preliminary discussions with potential direct or indirect acquisition candidates on an almost continuous basis and are so engaged at the date of this Form 10-K Report, neither Donegal Mutual nor we make any public disclosure regarding an acquisition until Donegal Mutual or we have entered into a definitive acquisition agreement.
     We completed the acquisition of Sheboygan Falls Insurance Company (“Sheboygan”) on December 1, 2008. As part of the acquisition, we purchased the $3.5 million contribution note of Sheboygan Falls Mutual Insurance Company from Donegal Mutual for $3.5 million in cash. Simultaneously, we then converted the contribution note into all of the outstanding stock of Sheboygan. We also made an additional contribution to Sheboygan of $8.5 million in cash.
     (b) Financial Information About Industry Segments.
     Our insurance subsidiaries have three segments: investments, personal lines of insurance and commercial lines of insurance. Financial information about these segments is set forth in Note 20 to our consolidated financial statements incorporated by reference in this Form 10-K Report.
     (c) Narrative Description of Business.
Who We Are
     We are an insurance holding company whose insurance subsidiaries offer personal and commercial lines of property and casualty insurance to small businesses and individuals in 18 Mid-Atlantic, Midwestern and Southeastern states. Our insurance subsidiaries provide their policyholders with a selection of insurance products at competitive rates, while pursuing profitability by adhering to a strict underwriting discipline.
     Our insurance subsidiaries derive a substantial portion of their insurance business from smaller to mid-sized regional communities. We believe this focus provides our insurance subsidiaries with competitive advantages in terms of local market knowledge, marketing, underwriting, claims servicing and policyholder service. At the same time, we believe our insurance subsidiaries have cost advantages over many smaller regional insurers because of the centralized accounting, administrative, data processing, investment and other services available to our insurance subsidiaries on a cost-effective basis because of economies of scale.
Strategy
     The annual net premiums our insurance subsidiaries earn have increased from $196.8 million in 2003 to $346.6 million in 2008, a compound annual growth rate of 12%. Over the same time period, our insurance subsidiaries have achieved a combined ratio consistently more favorable than that of the property and casualty insurance industry as a whole. Our insurance subsidiaries seek to increase their annual net premiums earned and enhance their profitability by:
•	Achieving underwriting profitability.
     Our insurance subsidiaries focus on achieving a combined ratio of less than 100%. We believe that underwriting profitability is a fundamental component of our long-term financial strength because it allows our insurance subsidiaries to generate profits without relying on their investment income. Our insurance subsidiaries seek to enhance their underwriting results by:
•	carefully selecting the product lines they underwrite;

•	minimizing their exposure to catastrophe-prone areas; and

•	evaluating their claims history on a regular basis to ensure the adequacy of their underwriting guidelines and product pricing.
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
     The combined ratio of our insurance subsidiaries and that of the property and casualty insurance industry for the years 2004 through 2008 are shown in the following table:

	2004	2005	2006	2007	2008
Our GAAP combined ratio	93.1%	89.5%	89.0%	91.3%	97.2%
Industry SAP combined ratio(1)	98.5	101.2	92.4	95.6	104.7

(1)	As reported or projected by A.M. Best.
•	Pursuing profitable growth by organic expansion within the traditional operating territories of our insurance subsidiaries through developing and maintaining quality agency representation.
     We believe that continued expansion of our insurance subsidiaries within their existing markets will be a key source of their continued premium growth and that maintaining an effective and growing network of independent agencies is integral to their expansion. Our insurance subsidiaries seek to be among the top three insurers within each of the independent agencies for the lines of business they write by providing a consistent, competitive and stable market for their products. We believe that the consistency of their product offerings enables our insurance subsidiaries to compete effectively for agents with other insurers whose product offerings fluctuate based on industry conditions. Our insurance subsidiaries offer a competitive compensation program to their independent agents that rewards them for pursuing profitable growth for our insurance subsidiaries. Our insurance subsidiaries provide their independent agents with ongoing support to enable them to better attract and service customers, including:
•	fully automated underwriting and policy issuance systems for both personal and commercial lines;

•	training programs;

•	marketing support; and

•	field visitations by marketing personnel and senior management of our insurance subsidiaries.
Finally, our insurance subsidiaries appoint independent agencies with a strong underwriting and growth track record. We believe that our insurance subsidiaries, by carefully selecting, motivating and supporting their independent agency force, will be able to drive continued long-term growth.
•	Acquiring property and casualty insurance companies to augment the organic growth of our insurance subsidiaries in existing markets and to expand into new geographic regions.

     We have completed five acquisitions of property and casualty insurance companies since 1995. We intend to continue our growth by pursuing affiliations and acquisitions that meet our criteria. Our criteria include:
•	Location in regions where our insurance subsidiaries are currently conducting business or that offer an attractive opportunity to conduct profitable business;

•	A mix of business similar to the mix of business of our insurance subsidiaries;

•	Premium volume between $20.0 million and $100.0 million; and

•	Fair and reasonable transaction terms.
     We believe that our interrelationship with Donegal Mutual assists us in pursuing affiliations with and subsequent acquisitions of mutual insurance companies because, through Donegal Mutual, we understand the concerns and issues that mutual insurance companies face. In particular, we have had success affiliating with and acquiring underperforming mutual insurance companies by utilizing our strengths and financial position to improve their operations significantly. We evaluate a number of areas for operational synergies when considering acquisitions, including product underwriting, expenses, the cost of reinsurance and technology.
•	Focusing on expense controls and utilization of technology to increase the operating efficiency of our insurance subsidiaries.
     Our insurance subsidiaries maintain stringent expense controls under direct supervision of their senior management. We centralize many processing and administrative activities of our insurance subsidiaries to realize operating synergies and better control expenses. Our insurance subsidiaries utilize technology to automate much of their underwriting and to facilitate agency and policyholder communications on an efficient and cost-effective basis. We operate on a paperless basis. As a result of our focus on expense control, our insurance subsidiaries have reduced their expense ratio from 36.6% in 1999 to 32.1% in 2008. Our insurance subsidiaries have also increased their annual premium per employee, a measure of efficiency that our insurance subsidiaries use to evaluate their operations, from approximately $470,000 in 1999 to approximately $793,000 in 2008.
     Our insurance subsidiaries maintain technology comparable to that of the largest of their competitors. “Ease of doing business” is an increasingly important component of an insurer’s value to an independent agency. Our insurance subsidiaries provide a fully automated personal lines underwriting and policy issuance system called “WritePro®.” WritePro® is a web-based user interface that substantially eases data entry and facilitates the quoting and issuance of policies for our independent agents. Our insurance subsidiaries also provide a similar commercial business system called “WriteBiz®.” WriteBiz® is a web-based interface that provides the independent agents of our insurance subsidiaries with an online ability to quote and issue commercial automobile, workers’ compensation, businessowners and tradesman policies automatically. As a result, applications of the independent agents for our insurance subsidiaries can become policies without further re-entry of information. Both systems download the policy information to the policy management systems of the independent agents of our insurance subsidiaries.
•	Providing responsive and friendly customer and agent service to enable our insurance subsidiaries to attract new policyholders and retain existing policyholders.
     We believe that excellent policyholder service is important in attracting new policyholders and retaining existing policyholders. Our insurance subsidiaries work closely with their independent agents to provide a consistently responsive level of claims service, underwriting and customer support. Our insurance subsidiaries seek to respond expeditiously and effectively to address customer and independent agent inquiries, including:
•	Quick replies to information requests and policy submissions; and

•	Prompt responses to and processing of claims.
     Our insurance subsidiaries periodically conduct policyholder surveys to evaluate the effectiveness of their service to policyholders. The management of our insurance subsidiaries meets frequently with the personnel of the independent insurance agents our insurance subsidiaries appoint to seek service improvement recommendations, react to service issues and better understand local market conditions.
•	Maintaining premium rate adequacy to enhance the underwriting results of our insurance subsidiaries, while maintaining their existing book of business and preserving their ability to write new business.
     Our insurance subsidiaries seek discipline in their pricing by effecting rate increases to maintain or improve their underwriting profitability without unduly affecting their customer retention. In addition to appropriate pricing, our insurance subsidiaries seek to ensure that their premium rates are adequate relative to their level of underwriting risk. Our insurance subsidiaries review loss trends on a periodic basis to identify changes in the frequency and severity of their claims and to assess the adequacy of their rates and underwriting standards. Our insurance subsidiaries also carefully monitor and audit the information they use to price their policies, enabling them to receive an adequate level of premiums for their risk. For example, our insurance subsidiaries inspect and perform loss control surveys on most of the risks they insure to determine the adequacy of the insured amount to the value of the insured property, assess property conditions and identify any liability exposures. Our insurance subsidiaries audit the payroll data of their workers’ compensation customers to verify that the assumptions used to price a particular policy were accurate. By implementing appropriate rate increases and understanding the risks our insurance subsidiaries insure, they are able to achieve their strategy of achieving consistent underwriting profitability.
Our Organizational Structure
     We have six insurance subsidiaries: Atlantic States Insurance Company (“Atlantic States”), Southern Insurance Company of Virginia (“Southern”), Le Mars Insurance Company (“Le Mars”), Peninsula Insurance Group, which consists of The Peninsula Insurance Company and its wholly owned subsidiary, Peninsula Indemnity Company (collectively, the “Peninsula Companies”) and Sheboygan. We also own 48.2% of Donegal Financial Services Corporation (“DFSC”), a registered savings and loan holding company that owns Province Bank FSB, or Province Bank, a federal savings bank that began operations in 2000. Donegal Mutual owns the remaining 51.8% of DFSC. While not material to our operations, we believe Province Bank, with total assets of $94.0 million at December 31, 2008, complements the product offerings of our insurance subsidiaries. The following chart summarizes our organizational structure and includes all of our property and casualty insurance subsidiaries:

(1)	Because of the different relative voting power of our Class A common stock and our Class B common stock, our public stockholders hold approximately 34.1% of the aggregate voting power of our Class A common stock and Class B common stock and Donegal Mutual holds approximately 65.9% of the aggregate voting power of our Class A common stock and Class B common stock.
     In the mid-1980s, Donegal Mutual, like a number of other mutual property and casualty insurance companies, recognized the need to develop additional sources of capital and surplus to remain competitive and to have the capacity to expand its business and assure its long-term viability. Donegal Mutual, again like a number of other mutual property and casualty insurance companies, determined to implement a downstream holding company structure as a strategic response. Thus, in 1986, Donegal Mutual formed us as a downstream holding company, initially wholly owned by Donegal Mutual, and caused us to form an insurance company subsidiary known as Atlantic States.
     As part of the implementation of this strategy, Donegal Mutual and Atlantic States entered into a pooling agreement in 1986. Under the pooling agreement, Donegal Mutual and Atlantic States established an underwriting pool and each company cedes substantially all of its respective premiums, losses and expenses. Each company then receives an allocation of the pooled business from the underwriting pool. The consideration to Donegal Mutual for entering into the pooling agreement was its ownership of majority control of us and the expectation that Donegal Mutual’s surplus would increase over time as the value of its ownership interest in us increased.
     Since 1986, we have effected three public offerings, a major purpose of which has been to provide capital for Atlantic States and our other insurance subsidiaries and to fund acquisitions. As the capital of Atlantic States has increased, its underwriting capacity has increased proportionately. Thus, as originally planned in the mid-1980s, Atlantic States has had the capital necessary to support the growth of its direct business as well as increases in the amount and percentage of business Atlantic States assumes from the underwriting pool. As a result, the participation of Atlantic States in the underwriting pool has increased over the years from an initial participation of 35% in 1986 to an 80% participation since March 1, 2008, and the size of the underwriting pool has increased substantially. We do not anticipate any further changes in the pooling agreement between Atlantic States and Donegal Mutual in the foreseeable future, including any change in the percentage participation of Atlantic States in the underwriting pool.
     Our insurance subsidiaries and Donegal Mutual have interrelated operations. While each company maintains its separate corporate existence, Donegal Mutual and our insurance subsidiaries conduct their insurance business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries have the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

     The risk profiles of the business our insurance subsidiaries and Donegal Mutual write have historically been, and continue to be, substantially similar. The same management and underwriting personnel determine and administer the products, classes of business underwritten, pricing practices and underwriting standards of Donegal Mutual and our insurance subsidiaries. In addition, Donegal Mutual and our insurance subsidiaries share a business plan to achieve market penetration and underwriting profitability objectives. The products Donegal Mutual and our insurance subsidiaries offer are generally complementary, thereby allowing the Donegal Insurance Group to offer a broader range of products to a given market and to expand the Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account. Distinctions within the products of Donegal Mutual and our insurance subsidiaries generally relate to specific risk profiles targeted within similar classes of business, such as preferred tier compared to standard tier products, but we do not allocate all of the standard risk gradients to one company. Therefore, the underwriting profitability of the business directly written by each of the companies will vary. However, the underwriting pool homogenizes the risk characteristics of all business written directly by Donegal Mutual and Atlantic States, and each of Donegal Mutual and Atlantic States shares the underwriting results in proportion to its participation in the pool. Since March 1, 2008, we realize 80% of the underwriting results of the underwriting pool because of the 80% participation of Atlantic States in the underwriting pool. The revenues Atlantic States derives from the underwriting pool represent the predominant percentage of its total revenues.
     The following chart depicts the underwriting pool as effective since March 1, 2008:

     Donegal Mutual provides facilities, personnel and other services to us and six of our insurance subsidiaries, Atlantic States, Southern, Le Mars, the Peninsula Companies and Sheboygan. Donegal Mutual allocates expenses to Southern, Le Mars and the Peninsula Companies according to a time allocation and estimated usage agreement and to Atlantic States in relation to the relative participation of Donegal Mutual and Atlantic States in the underwriting pool. Southern, Le Mars and the Peninsula Companies reimburse Donegal Mutual for their personnel costs, and Southern, Peninsula and Sheboygan bear their proportionate share of information services costs based on their percentage of total written premiums of the Donegal Insurance Group. Donegal Mutual allocated expenses to us and our insurance subsidiaries under such agreements of $56.8 million, $52.3 million and $48.8 million in 2008, 2007 and 2006, respectively.
     We and Donegal Mutual have maintained a coordinating committee since our formation in 1986. The coordinating committee consists of two members of our board of directors who are not also members of Donegal Mutual’s board of directors and two members of Donegal Mutual’s board of directors who are not also members of our board of directors.
     Under our by-laws and the by-laws of Donegal Mutual, any new agreement between Donegal Mutual and us and any proposed change to an existing agreement between Donegal Mutual and us is first submitted for approval to the coordinating committee. In determining whether to approve a new agreement or a change in an existing agreement between Donegal Mutual and us, our members of the coordinating committee will not approve the new agreement or the change in an existing agreement between Donegal Mutual and us unless both of our members believe that the new agreement or the change in an existing agreement between Donegal Mutual and us is fair and equitable to us and in the best interests of our stockholders. Donegal Mutual’s members of the coordinating committee will not approve the new agreement or the change in the existing agreement between Donegal Mutual and us unless both members believe that the new agreement or change in an existing agreement between Donegal Mutual and us is fair and equitable to Donegal Mutual and in the best interests of its policyholders. If the coordinating committee unanimously approves the new agreement or change in an existing agreement between Donegal Mutual and us, we then submit the new agreement or the change in an existing agreement between Donegal Mutual and us to our board of directors and the board of directors of Donegal Mutual for their separate consideration. The new agreement or the change in an existing agreement between Donegal Mutual and us will become effective only if the coordinating committee, our board of directors and Donegal Mutual’s board of directors all approve the new agreement or the change in an existing agreement between Donegal Mutual and us.
     The coordinating committee also meets annually to review each existing agreement between Donegal Mutual and us and our insurance subsidiaries to determine if the terms of the existing agreements remain fair and equitable to us and in the best interests of our stockholders and remain fair and equitable to Donegal Mutual and in the best interests of its policyholders or if adjustments should be made. These agreements are ongoing in nature and will continue in effect throughout 2009 in the ordinary course of business.
     Our members on the coordinating committee are Robert S. Bolinger and John J. Lyons. Donegal Mutual’s members on the coordinating committee are John E. Hiestand and Frederick W. Dreher. Reference is made to our proxy statement for our annual meeting of stockholders on April 16, 2009 for information on the members of the coordinating committee.
     We believe our relationship with Donegal Mutual offers us and our insurance subsidiaries a number of competitive advantages, including the following:
•	Facilitating the stable management, consistent underwriting discipline, external growth and long-term profitability of our insurance subsidiaries;

•	Creating operational and expense synergies given the combined resources and operating efficiencies of Donegal Mutual, us and our insurance subsidiaries;

•	Enhancing our opportunities to expand by acquisition because of the ability of Donegal Mutual to acquire control of other mutual insurance companies and thereafter sponsor the demutualization or conversion of the mutual insurance company into a stock insurance company that we can then purchase from Donegal Mutual;

•	Producing a more uniform and stable underwriting result than our insurance subsidiaries could achieve without the relationship between Donegal Mutual and our insurance subsidiaries over extended periods of time; and

•	Providing Atlantic States with a significantly larger underwriting capacity because of the underwriting pool Donegal Mutual and Atlantic States have maintained since 1986.
Acquisitions
     The following table highlights our acquisition history since 1988:

		Year
	State of	Control
Company Acquired	Domicile	Acquired(2)	Method of Acquisition
Southern Mutual Insurance Company and now Southern Insurance Company of Virginia	Virginia	1984	Surplus note investment by Donegal Mutual in 1984; demutualization in 1988; acquisition of stock by us in 1988.

Pioneer Mutual Insurance Company and formerly Pioneer Insurance Company (1)	Ohio	1992	Surplus note investment by Donegal Mutual in 1992; demutualization in 1993; acquisition of stock by us in 1997.

Delaware Mutual Insurance Company and formerly Delaware Atlantic Insurance Company (1)	Delaware	1993	Surplus note investment by Donegal Mutual in 1993; demutualization in 1994; acquisition of stock by us in 1995.

Pioneer Mutual Insurance Company and formerly Pioneer Insurance Company (1)	New York	1995	Surplus note investment by Donegal Mutual in 1995; demutualization in 1998; acquisition of stock by us in 2001.

Southern Heritage Insurance Company (1)	Georgia	1998	Purchase of stock by us in 1998.

		Year
	State of	Control
Company Acquired	Domicile	Acquired(2)	Method of Acquisition
Le Mars Mutual Insurance Company of Iowa and now Le Mars Insurance Company	Iowa	2002	Surplus note investment by Donegal Mutual in 2002; demutualization in 2004; acquisition of stock by us in 2004.

Peninsula Insurance Group	Maryland	2004	Purchase of stock by us in 2004.

Sheboygan Falls Mutual Insurance Company and now Sheboygan Falls Insurance Company	Wisconsin	2007	Contribution note investment by Donegal Mutual in 2007; demutualization in 2008; acquisition of stock by us in 2008.

(1)	To reduce administrative and compliance costs and expenses, these subsidiaries subsequently merged into one of our existing insurance subsidiaries.

(2)	Control acquired by Donegal Mutual or us.
     We generally maintain the home office of an acquired company as part of our strategy to provide local marketing, underwriting and claims servicing even if we merge the acquired company into another subsidiary.
Distribution
     Our insurance subsidiaries market their products primarily in the Mid-Atlantic, Midwest and Southeast regions through approximately 2,000 independent insurance agencies. At December 31, 2008, the Donegal Insurance Group was actively writing business in 18 states (Alabama, Delaware, Georgia, Iowa, Maryland, Nebraska, New Hampshire, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Virginia, West Virginia and Wisconsin). We believe the relationships of our insurance subsidiaries with their independent agents are valuable in identifying, obtaining and retaining profitable business. Our insurance subsidiaries maintain a stringent agency selection procedure that emphasizes appointing agencies with proven marketing strategies for the development of profitable business, and our insurance subsidiaries only appoint agencies with a strong underwriting and growth track record. Our insurance subsidiaries also regularly evaluate the independent agencies that represent them based on their profitability and performance in relation to the objectives of our insurance subsidiaries. Our insurance subsidiaries seek to be among the top three insurers within each of their agencies for the lines of business they write.
     The following table sets forth the percentage of direct premiums written by our insurance subsidiaries in each of the states where they conducted a significant portion of their business in 2008:

Pennsylvania	48.8%
Maryland	11.1
Virginia	10.8
Georgia	6.3
Delaware	6.1
Ohio	3.5
Iowa	2.5
Wisconsin	2.1
North Carolina	1.9
Tennessee	1.9
Oklahoma	1.2
Nebraska	1.1
South Dakota	1.1
Other	1.6

Total	100.0%

     We believe our insurance subsidiaries employ a number of policies and procedures that enable them to attract, retain and motivate their independent agents. The consistency, competitiveness and stability of the product offerings of our insurance subsidiaries assist them in competing effectively for independent agents with other insurers whose product offerings may fluctuate based upon industry conditions. Our insurance subsidiaries have a competitive contingent commission plan for their independent agents, under which the independent agents may earn additional commissions based upon the volume of premiums produced and the profitability of the business our insurance subsidiaries receive from that agency. Our insurance subsidiaries provide their independent agents ongoing support that better enables the agents to attract and retain customers, including:
•	fully automated underwriting and policy issuance systems for both personal and commercial lines;

•	training programs;

•	marketing support; and

•	field visitations from marketing personnel and senior management of our insurance subsidiaries.

     Finally, our insurance subsidiaries encourage their independent agents to focus on “account selling,” or serving all of a particular insured’s property and casualty insurance needs, which our insurance subsidiaries believe generally results in more favorable loss experience than covering a single risk for an individual insured.
Products
     The personal lines our insurance subsidiaries write consist primarily of private passenger automobile and homeowners insurance. The commercial lines our insurance subsidiaries write consist primarily of commercial automobile, commercial multi-peril and workers’ compensation insurance. We describe these types of insurance in greater detail below:
     Personal
•	Private passenger automobile — policies that provide protection against liability for bodily injury and property damage arising from automobile accidents, and protection against loss from damage to automobiles owned by the insured.

•	Homeowners — policies that provide coverage for damage to residences and their contents from a broad range of perils, including fire, lightning, windstorm and theft. These policies also cover liability of the insured arising from injury to other persons or their property while on the insured’s property and under other specified conditions.
     Commercial
•	Commercial automobile — policies that provide protection against liability for bodily injury and property damage arising from automobile accidents, and protection against loss from damage to automobiles owned by the insured.

•	Commercial multi-peril — policies that provide protection to businesses against many perils, usually combining liability and physical damage coverages.

•	Workers’ compensation — policies employers purchase to provide benefits to employees for injuries sustained during employment. The workers’ compensation laws of each state determine the extent of the coverage we provide.
     The following table sets forth the net premiums written by line of insurance by our insurance subsidiaries for the periods indicated:

	Year Ended December 31,
	2006		2007		2008
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Net Premiums Written:
Personal lines:
Automobile	$126,211	41.1%	$132,452	42.2%	$154,091	42.2%
Homeowners	56,005	18.2	58,602	18.7	72,195	19.8
Other	10,764	3.5	11,299	3.6	13,254	3.6

Total personal lines	$192,980	62.8	$202,353	64.5	$239,540	65.6

Commercial lines:
Automobile	33,387	10.9	32,059	10.2	$35,959	9.9
Workers’ compensation	32,845	10.7	32,361	10.3	36,459	10.0
Commercial multi-peril	44,750	14.6	43,559	13.9	49,004	13.4
Other	3,445	1.0	3,357	1.1	3,979	1.1

Total commercial lines	$114,427	37.2	$111,336	35.5	$125,401	34.4

Total business	$307,407	100.0%	$313,689	100.0%	$364,941	100.0%

Underwriting
     The personal lines and commercial lines underwriting departments of our insurance subsidiaries evaluate and select those risks that they believe will enable our insurance subsidiaries to achieve an underwriting profit. The underwriting departments have significant interaction with the independent agents regarding the underwriting philosophy and underwriting guidelines of our insurance subsidiaries and assist the research and development department in the development of quality products at competitive prices to promote growth and profitability.
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
     The claims departments of our insurance subsidiaries rigorously manage claims to assure that they settle legitimate claims quickly and fairly and that they identify questionable claims for defense. In the majority of cases, the personnel of our insurance subsidiaries, who have significant experience in the property and casualty insurance industry and know the service philosophy of our insurance subsidiaries, adjust claims. Our insurance subsidiaries provide various means of claims reporting on a 24-hour, seven-day a week basis, including toll-free numbers and electronic reporting through our website. Our insurance subsidiaries strive to respond to notifications of claims promptly, generally within the day reported. Our insurance subsidiaries believe that by responding promptly to claims, they provide quality customer service and minimize the ultimate cost of the claims. Our insurance subsidiaries engage independent adjusters as needed to handle claims in areas in which the volume of claims is not sufficient to justify the hiring of internal claims adjusters. Our insurance subsidiaries also employ private investigators, structural experts and various outside legal counsel to supplement our in-house staff and to assist in the investigation of claims. Our insurance subsidiaries have a special investigative unit staffed by former law enforcement officers that attempts to identify and prevent fraud and abuse and to control questionable claims.
     The management of the claims departments of our insurance subsidiaries develops and implements policies and procedures for the establishment of adequate claim reserves. Our insurance subsidiaries employ an actuarial staff that regularly reviews their reserves for incurred but not reported claims. The management and staff of the claims departments resolve policy coverage issues, manage and process reinsurance recoveries and handle salvage and subrogation matters. The litigation and personal injury sections of our insurance subsidiaries manage all claims litigation, and branch office claims above certain thresholds require home office review and settlement authorization. Our insurance subsidiaries provide their claims adjusters reserving and settlement authority based upon their experience and demonstrated abilities. Larger or more complicated claims require consultation and approval of senior department management.
     The field office staff of our insurance subsidiaries receives support from home office technical, litigation, material damage, subrogation and medical audit personnel.
Liabilities for Losses and Loss Expenses
     Liabilities for losses and loss expenses are estimates at a given point in time of the amounts an insurer expects to pay with respect to policyholder claims based on facts and circumstances then known. An insurer recognizes at the time of establishing its estimates that its ultimate liability for losses and loss expenses will exceed or be less than such estimates. Our insurance subsidiaries base their estimates of liabilities for losses and loss expenses on assumptions as to future loss trends and expected claims severity, judicial theories of liability and other factors. However, during the loss adjustment period, our insurance subsidiaries may learn additional facts regarding individual claims, and, consequently, it often becomes necessary to refine and adjust their prior estimates of their liabilities. Our insurance subsidiaries reflect any adjustments to their liabilities for losses and loss expenses in their operating results in the period in which they effect a change in their estimates.
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
     Reserve estimates can change over time because of unexpected changes in assumptions related to the external business environment and, to a lesser extent, assumptions as to the internal operations of our insurance subsidiaries. For example, our insurance subsidiaries have experienced a decrease in claims frequency on bodily injury liability claims during the past several years while claims severity has gradually increased. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on bodily injury claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Assumptions related to the external business environment include the absence of significant changes in tort law and legal decisions that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include accurate measurement of the impact of rate changes and changes in policy provisions and consistency in the quality and characteristics of business written within a given line of business. To the extent our insurance subsidiaries determine that underlying factors impacting these assumptions have changed, they attempt to make appropriate adjustments for such changes in their reserves. Accordingly, the ultimate liability for unpaid losses and loss expenses of our insurance subsidiaries will likely differ from the amount recorded at December 31, 2008. For every 1% change in the loss and loss expense reserves estimates of our insurance subsidiaries, net of reinsurance recoverable, the effect on the pre-tax results of operations of our insurance subsidiaries would be approximately $1.6 million.
     The establishment of appropriate liabilities is an inherently uncertain process, and the ultimate liability of our insurance subsidiaries could exceed their loss and loss expense reserves and have an adverse effect on their results of operations and financial condition. Furthermore, our insurance subsidiaries cannot predict the timing, frequency and extent of adjustments to their estimated future liabilities because the historical conditions and events that serve as a basis for the estimates of ultimate claim costs may change. As is the case for substantially all property and casualty insurance companies, our insurance subsidiaries have found it necessary in the past to increase their estimated future liabilities for losses and loss expenses in certain periods, and, in other periods, their estimates have exceeded their actual liabilities. Changes in estimates of the liability for losses and loss expenses generally reflect actual payments and the evaluation of information received since the prior reporting date. Our insurance subsidiaries recognized an increase (decrease) in their liability for losses and loss expenses of prior years of $2.7 million, ($10.0) million and ($13.6) million in 2008, 2007 and 2006, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy, key reserving assumptions or claims management personnel, and there have been no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those years. The majority of the 2008 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States and Southern. The 2008 development represented 1.2% of the December 31, 2007 carried reserves and was primarily driven by higher-than-expected severity in the private passenger automobile liability line of business in accident year 2007. We recognized favorable development in 2007 and 2006 related primarily to the private passenger automobile liability, workers’ compensation, commercial automobile liability and commercial multi-peril lines of business. Generally, our insurance subsidiaries experienced improving loss development trends during these years attributable to favorable settlements of previously-reported claims by our insurance subsidiaries. Our insurance subsidiaries have implemented advances in automation and added personnel in the past three years to enhance their claims servicing ability. These enhancements have resulted in shorter claim life cycles and more timely settlement of claims, thereby contributing to loss development trends experienced in these periods.
     Excluding the impact of isolated catastrophic weather events, our insurance subsidiaries have noted slight downward trends in the number of claims incurred and the number of claims outstanding at period ends relative to their premium base in recent years across most of their lines of business. However, the amount of the average claim outstanding has increased gradually over the past several years as the property and casualty insurance industry has experienced increased litigation trends, periods in which economic conditions extended the estimated length of disabilities, increased medical loss cost trends and a general slowing of settlement rates in litigated claims. Further adjustments to insurance subsidiaries’ estimates could be required in the future. However, on the basis of our insurance subsidiaries internal procedures which analyze, among other things, their prior assumptions, their experience with similar cases and historical trends such as reserving patterns, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes, we believe that our insurance subsidiaries have made adequate provision for their liability for losses and loss expenses.
     In addition, as the Donegal Insurance Group, Donegal Mutual and our insurance subsidiaries have a combined business plan to achieve market penetration and underwriting profitability objectives. The products offered by Donegal Mutual and our insurance subsidiaries are generally complementary, thereby allowing the Donegal Insurance Group to offer a broader range of products to a given market and to expand the Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account. Distinctions within the products of Donegal Mutual and our insurance subsidiaries generally relate to the specific risk profiles targeted within similar classes of business, such as preferred tier products compared to standard tier products, but we do not allocate all of the standard risk gradients to one of the companies. Therefore, the underwriting profitability of the business directly written by each of Donegal Mutual and Atlantic States will vary. However, the risk characteristics of all business written directly by Donegal Mutual and Atlantic States are homogenized within the underwriting pool, and each of Donegal Mutual and Atlantic States shares the underwriting results in proportion to its participation in the underwriting pool. We realize 80% of the underwriting profitability of the underwriting pool because of the 80% participation of Atlantic States in the underwriting pool. The business Atlantic States derives from the underwriting pool represents a predominant percentage of our total revenues.

     Differences between liabilities reported in our financial statements prepared on the basis of generally accepted accounting principles (“GAAP”) and our insurance subsidiaries’ financial statements prepared on a statutory accounting basis (“SAP”) result from anticipating salvage and subrogation recoveries for GAAP but not for SAP. These differences amounted to $8.1 million, $8.3 million and $8.7 million at December 31, 2006, 2007 and 2008, respectively.
     The following table sets forth a reconciliation of the beginning and ending GAAP net liability of our insurance subsidiaries for unpaid losses and loss expenses for the periods indicated:

	Year Ended December 31,
(in thousands)	2006	2007	2008
Gross liability for unpaid losses and loss expenses at beginning of year	$265,730	$259,022	$226,432
Less reinsurance recoverable	92,721	95,710	76,280

Net liability for unpaid losses and loss expenses at beginning of year	173,009	163,312	150,152
Acquisition of Sheboygan	—	—	2,173
Provision for net losses and loss expenses for claims incurred in the current year	182,037	187,797	221,617
Change in provision for estimated net losses and loss expenses for claims incurred in prior years	(13,616)	(10,013)	2,684

Total incurred	168,421	177,784	224,301
Net losses and loss payments for claims incurred during:
The current year	106,401	118,444	143,369
Prior years	71,717	72,500	71,950

Total paid	178,118	190,944	215,319
Net liability for unpaid losses and loss expenses at end of year	163,312	150,152	161,307
Plus reinsurance recoverable	95,710	76,280	78,502

Gross liability for unpaid losses and loss expenses at end of year	$259,022	$226,432	$239,809

     The following table sets forth the development of the liability for net unpaid losses and loss expenses of our insurance subsidiaries from 1998 to 2008. Loss data in the table includes business ceded to Atlantic States from the underwriting pool.
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

     The “Net liability reestimated as of” portion of the table shows the reestimated amount of the previously recorded liability based on experience for each succeeding year. The estimate increases or decreases as payments are made and more information becomes known about the severity of the remaining unpaid claims. For example, the 2004 liability has developed a redundancy after four years because the reestimated net losses and loss expenses are expected to be $24.2 million less than the estimated liability initially established in 2004 of $171.4 million.
     The “Cumulative (excess) deficiency” shows the cumulative excess or deficiency at December 31, 2008 of the liability estimate shown on the top line of the corresponding column. An excess in liability means that the liability established in prior years exceeded actual net losses and loss expenses or our insurance subsidiaries reevaluated the liability at less than the original estimate. A deficiency in liability means that the liability established in prior years was less than actual net losses and loss expenses or our insurance subsidiaries reevaluated the liability at more than the original estimate.
     The “Cumulative amount of liability paid through” portion of the table shows the cumulative net losses and loss expense payments made in succeeding years for net losses incurred prior to the balance sheet date. For example, the 2004 column indicates that as of December 31, 2008 payments equal to $133.8 million of the currently reestimated ultimate liability for net losses and loss expenses of $147.3 million had been made.
     Amounts shown in the 2004 column of the table include information for Le Mars and the Peninsula Companies for all accident years prior to 2004.

	Year Ended December 31,
(in thousands)	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
Net liability at end of year for unpaid losses and loss expenses	$96,015	$99,234	$102,709	$114,544	$131,108	$138,896	$171,431	$173,009	$163,312	150,152	161,307
Net liability reestimated as of:
One year later	95,556	100,076	110,744	121,378	130,658	136,434	162,049	159,393	153,299	152,836
Two years later	95,315	103,943	112,140	120,548	128,562	130,030	152,292	153,894	150,934
Three years later	94,830	104,073	110,673	118,263	124,707	123,399	148,612	151,792
Four years later	94,354	101,880	108,766	114,885	119,817	120,917	147,280
Five years later	93,258	100,715	107,561	113,070	118,445	119,968
Six years later	92,818	100,479	106,950	112,614	118,605
Seven years later	92,400	99,968	106,298	112,921
Eight years later	92,064	99,927	106,835
Nine years later	92,001	100,223
Ten years later	92,211
Cumulative (excess) deficiency	$(3,804)	989	4,126	(1,623)	(12,503)	(18,928)	(24,151)	(21,217)	(12,378)	2,684

Cumulative amount of liability paid through:
One year later	$37,427	$39,060	$43,053	$45,048	$46,268	$51,965	$67,229	$71,718	72,499	71,950
Two years later	57,347	60,622	67,689	70,077	74,693	81,183	102,658	107,599	104,890
Three years later	69,973	76,811	82,268	87,198	93,288	99,910	123,236	125,926
Four years later	78,757	85,453	92,127	97,450	105,143	109,964	133,844
Five years later	83,038	91,337	98,007	104,551	111,523	113,684
Six years later	85,935	94,420	101,664	108,136	114,145
Seven years later	87,600	96,823	103,767	110,193
Eight years later	89,320	98,268	105,046
Nine years later	90,301	98,847
Ten years later	90,576

	Year Ended December 31
	2000	2001	2002	2003	2004	2005	2006	2007	2008
	(in thousands)
Gross liability at end of year	$156,476	$179,840	$210,692	$217,914	$267,190	$265,730	$259,022	226,432	239,809
Reinsurance recoverable	53,767	65,296	79,584	79,018	95,759	92,721	95,710	76,280	78,502
Net liability at end of year	102,709	114,544	131,108	138,896	171,431	173,009	163,312	150,152	161,307
Gross reestimated liability — latest	173,661	190,465	206,314	208,071	238,864	240,491	240,244	229,755
Reestimated recoverable — latest	66,826	77,544	87,709	88,103	91,584	88,699	89,310	76,919
Net reestimated liability — latest	106,835	112,921	118,605	119,968	147,280	151,792	150,934	152,836
Gross cumulative deficiency (excess)	17,185	10,625	(4,378)	(9,843)	(28,326)	(25,239)	(18,778)	3,323

Technology
     Donegal Mutual owns the majority of the technology systems our insurance subsidiaries use. The technology systems consist primarily of an integrated central processing computer, a series of server-based computer networks and various communications systems that allow the home office of our insurance subsidiaries and their branch offices to utilize the same systems for the processing of business. Donegal Mutual maintains backup facilities and systems through a contract with a leading provider of computer disaster recovery sites and tests these backup facilities and systems on a regular basis. Atlantic States, Southern, the Peninsula Companies and Sheboygan bear their proportionate share of information services expenses based on their proportionate percentages of the total net written premiums of the Donegal Insurance Group.
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
     We believe the availability and use of these technology systems has resulted in improved service to agents and policyholders, increased efficiencies in processing the business of our insurance subsidiaries and lower operating costs. Three key components of these integrated technology systems are the agency interface system, the WritePro® and WriteBiz® systems and an imaging system. The agency interface system provides our insurance subsidiaries with a high level of data sharing both to and from agents’ systems and also provides agents with an integrated means of processing new business. The WritePro® and WriteBiz® systems are fully automated underwriting and policy issuance systems that provide agents with the ability to generate underwritten quotes and automatically issue policies that meet the underwriting guidelines of our insurance subsidiaries with limited or no intervention by their personnel. The imaging system eliminates the need to handle paper files, while providing greater access to the same information by a variety of personnel.
Third-Party Reinsurance
     Atlantic States, Southern and Donegal Mutual purchase reinsurance on a combined basis. Le Mars, the Peninsula Companies and Sheboygan have separate reinsurance programs that provide similar types of coverage and that are commensurate with their relative size and exposures. Our insurance subsidiaries use a number of different reinsurers, all of which reinsurers, consistent with the requirements of our insurance subsidiaries, have an A.M. Best rating of A- (Excellent) or better or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A.M. Best A- rating.
     The external reinsurance Atlantic States, Southern and Donegal Mutual purchase includes:
•	“excess of loss reinsurance,” under which losses are automatically reinsured, through a series of contracts, over a set retention ($600,000 for 2008); and

•	“catastrophic reinsurance,” under which our insurance subsidiaries recover, through a series of contracts, 100% of an accumulation of many losses resulting from a single event, including natural disasters, over a set retention ($3.0 million for 2008).
     The amount of coverage provided under each of these types of reinsurance depends upon the amount, nature, size and location of the risk being reinsured.
     The principal third-party reinsurance agreement of our insurance subsidiaries in 2008 was a multi-line per risk excess of loss treaty that provides 100% coverage up to $1.0 million for both property and liability losses.
     For property insurance, in 2008 our insurance subsidiaries also had excess of loss treaties that provided for additional coverage over the multi-line treaty up to $2.5 million per loss. For liability insurance, our insurance subsidiaries had excess of loss treaties that provided for additional coverage over the multi-line treaty up to $40.0 million per occurrence. For workers’ compensation insurance in 2008, our insurance subsidiaries had excess of loss treaties that provided for additional coverage over the multi-line treaty up to $10.0 million on any one life.
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
Investments
     Return on invested assets is an important element of the financial results of our insurance subsidiaries, and the investment strategy of our insurance subsidiaries is to generate an appropriate amount of after-tax income on invested assets while minimizing credit risk through investments in high-quality securities. As a result, our insurance subsidiaries seek to invest a high percentage of their assets in diversified, highly rated and marketable fixed-maturity instruments. The fixed-maturity portfolios of our insurance subsidiaries consist of both taxable and tax-exempt securities. Our insurance subsidiaries maintain a portion of their portfolios in short-term securities, such as investments in commercial paper, to provide liquidity for the payment of claims and operation of their businesses. Our insurance subsidiaries maintain a negligible percentage (less than 1% at December 31, 2008) of their portfolios in equity securities.
     At December 31, 2008, 99.5% of all debt securities held by our insurance subsidiaries had an investment-grade rating. The investment portfolios of our insurance subsidiaries did not contain any mortgage loans or any non-performing assets at December 31, 2008.
     The following table shows the composition of the debt securities (at carrying value) in the investment portfolios of our insurance subsidiaries, excluding short-term investments, by rating as of December 31, 2008:

(dollars in thousands)	December 31, 2008
Rating(1)	Amount	Percent
U.S. Treasury and U.S. agency securities(2)	$99,963	18.3%
Aaa or AAA	193,127	35.4
Aa or AA	198,675	36.4
A	48,732	8.9
BBB	2,350	0.5
CCC	1,641	0.3
D	1,206	0.2

Total	$545,694	100.0%

(1)	Ratings assigned by Moody’s Investors Services, Inc. or Standard & Poor’s Corporation.

(2)	Includes mortgage-backed securities of $84.8 million.
     Our insurance subsidiaries invest in both taxable and tax-exempt securities as part of their strategy to maximize after-tax income and are currently increasing their investments in tax-exempt securities. This strategy considers, among other factors, the alternative minimum tax. Tax-exempt securities made up approximately 59.7%, 67.9% and 75.8% of the debt securities in the investment portfolios of our insurance subsidiaries at December 31, 2006, 2007 and 2008, respectively.
     The following table shows the classification of the investments of our insurance subsidiaries (at carrying value) at December 31, 2006, 2007 and 2008:

	December 31,
	2006		2007		2008
		Percent		Percent		Percent
		of		of		of
(dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Fixed maturities(1):
Held to maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$58,094	9.8%	$51,611	8.5%	$8,517	1.4%
Obligations of states and political subdivisions	83,283	14.1	81,457	13.5	76,451	12.1
Corporate securities	14,638	2.5	9,838	1.6	8,341	1.3
Mortgage-backed securities	13,163	2.2	11,384	1.9	6,569	1.0

Total held to maturity	169,178	28.6	154,290	25.5	99,878	15.8

Available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	44,836	7.6	25,374	4.2	6,630	1.0
Obligations of states and political subdivisions	215,518	36.5	251,866	41.6	337,003	53.3
Corporate securities	18,476	3.1	15,228	2.5	23,936	3.8
Mortgage-backed securities	52,840	8.9	43,850	7.2	78,247	12.4

Total available for sale	331,670	56.1	336,318	55.5	445,816	70.5

Total fixed maturities	500,848	84.7	490,608	81.0	545,694	86.3
Equity securities(2)	36,813	6.2	36,361	6.0	5,895	0.9
Investments in affiliates(3)	8,463	1.4	8,649	1.4	8,594	1.4
Short-term investments(4)	45,214	7.7	70,252	11.6	71,953	11.4

Total investments	$591,338	100.0%	$605,870	100.0%	$632,136	100.0%

(1)	Our insurance subsidiaries account for their investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting For Certain Investments in Debt and Equity Securities.” See Notes 1 and 5 to our consolidated financial statements incorporated by reference herein. We value fixed maturities classified as held to maturity at amortized cost; we value those fixed maturities classified as available for sale at fair value. Total fair value of fixed maturities classified as held to maturity was $168.4 million at December 31, 2006, $155.4 million at December 31, 2007 and $101.5 million at December 31, 2008. The amortized cost of fixed maturities classified as available for sale was $330.4 million at December 31, 2006, $331.8 million at December 31, 2007 and $449.0 million at December 31, 2008.

(2)	We value equity securities at fair value. Total cost of equity securities was $29.8 million at December 31, 2006, $30.0 million at December 31, 2007 and $2.9 million at December 31, 2008.

(3)	We value investments in affiliates at cost, adjusted for our share of earnings and losses of our affiliates as well as changes in equity of our affiliates due to unrealized gains and losses.

(4)	We value short-term investments at cost, which approximates market.
     The following table sets forth the maturities (at carrying value) in fixed maturity and short-term investment portfolios of our insurance subsidiaries at December 31, 2006, December 31, 2007 and December 31, 2008:

	December 31,
	2006		2007		2008
		Percent		Percent		Percent
		of		of		of
(dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Due in(1):
One year or less	$72,966	13.5%	$29,299	6.0%	$14,008	2.6%
Over one year through three years	68,468	12.6	61,523	12.5	33,772	6.2
Over three years through five years	43,453	8.0	36,360	7.4	44,579	8.2
Over five years through ten years	171,579	31.6	186,441	38.0	174,130	31.9
Over ten years through fifteen years	113,714	20.9	86,089	17.5	89,889	16.5
Over fifteen years	6,150	1.2	35,662	7.3	104,500	19.1
Mortgage-backed securities	66,003	12.2	55,234	11.3	84,816	15.5

	$542,333	100.0%	$490,608	100.0%	$545,694	100.0%

(1)	Based on stated maturity dates with no prepayment assumptions. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
     As shown above, our insurance subsidiaries held investments in mortgage-backed securities having a carrying value of $84.8 million at December 31, 2008. The mortgage-backed securities consist primarily of investments in governmental agency balloon pools with stated maturities between one and 24 years. The stated maturities of these investments limit the exposure of our insurance subsidiaries to extension risk should interest rates rise and prepayments decline. Our insurance subsidiaries perform an analysis of the underlying loans when evaluating a mortgage-backed security for purchase, and they select those securities that they believe will provide a return that properly reflects the prepayment risk associated with the underlying loans.
     The following table sets forth the investment results of our insurance subsidiaries for the years ended December 31, 2006, 2007 and 2008:

	Year Ended December 31,
(dollars in thousands)	2006	2007	2008
Invested assets(1)	$569,542	$598,604	$619,003
Investment income(2)	21,320	22,785	22,756
Average yield	3.7%	3.8%	3.7%
Average tax-equivalent yield	4.7	4.8	4.9

(1)	Average of the aggregate invested amounts at the beginning and end of the period.

(2)	Investment income is net of investment expenses and does not include realized investment gains or losses or provision for income taxes.
A.M. Best Rating
     Donegal Mutual and our insurance subsidiaries have an A.M. Best rating of A (Excellent), based upon their respective current financial condition and historical statutory results of operations and retrocessional agreements. We believe that the A.M. Best rating of Donegal Mutual and our insurance subsidiaries is an important factor in their marketing of their products to their agents and customers. A.M. Best’s ratings are industry ratings based on a comparative analysis of the financial condition and operating performance of insurance companies. A.M. Best’s classifications are A++ and A+ (Superior), A and A- (Excellent), B++ and B+ (Very Good), B and B- (Good), C++ and C+ (Fair), C and C- (Marginal), D (Below Minimum Standards) and E and F (Liquidation). A.M. Best’s ratings are based upon factors relevant to the payment of claims of policyholders and are not directed toward the protection of investors in insurance companies. According to A.M. Best, the “Excellent” rating that the Donegal Insurance Group maintains is assigned to those companies that, in A.M. Best’s opinion, have an excellent ability to meet their ongoing obligations to policyholders.
Regulation
     Insurance companies are subject to supervision and regulation in the states in which they transact business. Such supervision and regulation relate to numerous aspects of an insurance company’s business and financial condition. The primary purpose of such supervision and regulation is the protection of policyholders. The extent of such regulation varies, but generally derives from state statutes that delegate regulatory, supervisory and administrative authority to state insurance departments. Accordingly, the authority of the state insurance departments includes the establishment of standards of solvency that must be met and maintained by insurers, the licensing of insurers and agents to do business, the nature of and limitations on investments, premium rates for property and casualty insurance, the provisions that insurers must make for current losses and future liabilities, the deposit of securities for the benefit of policyholders, the approval of policy forms, notice requirements for the cancellation of policies and the approval of certain changes in control. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies.
     In addition to state-imposed insurance laws and regulations, the National Association of Insurance Commissioners (the “NAIC”) has established a risk-based capital system for assessing the adequacy of statutory capital and surplus that augments the states’ current fixed dollar minimum capital requirements for insurance companies. At December 31, 2008, our insurance subsidiaries and Donegal Mutual each exceeded the minimum levels of statutory capital the risk-based capital rules require by a substantial margin.
     Generally, every state has guaranty fund laws under which insurers licensed to do business in that state can be assessed on the basis of premiums written by the insurer in that state in order to fund policyholder liabilities of insolvent insurance companies. Under these laws in general, an insurer is subject to assessment, depending upon its market share of a given line of business, to assist in the payment of policyholder claims against insolvent insurers. Our insurance subsidiaries and Donegal Mutual have made accruals for their portion of assessments related to such insolvencies based upon the most current information furnished by the guaranty associations.
     Most states have legislation that regulates insurance holding company systems. Each insurance company in the insurance holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish information concerning the operations of companies within the insurance holding company system that may materially affect the operations, management or financial condition of the insurers within the system. Pursuant to these laws, the respective insurance departments may examine our insurance subsidiaries or Donegal Mutual at any time, require disclosure of material transactions by the holding company with another member of the insurance holding company system and require prior notice or prior approval of certain transactions, such as “extraordinary dividends” from the insurance subsidiaries to the holding company.
     The Pennsylvania Insurance Holding Companies Act, which generally applies to Donegal Mutual, us and our insurance subsidiaries, requires that all transactions within an insurance holding company system to which an insurer is a party must be fair and reasonable and that any charges or fees for services performed must be reasonable. Any management agreement, service agreement, cost sharing arrangement and reinsurance agreement must be filed with the Pennsylvania Insurance Department (the “Department”) and is subject to Department review. We have filed the pooling agreement between Donegal Mutual and Atlantic States that established the underwriting pool and the reinsurance agreements between Donegal Mutual and our insurance subsidiaries with the Department.
     Approval of the applicable insurance commissioner is also required prior to consummation of transactions affecting the control of an insurer. In virtually all states, including Pennsylvania, Iowa, Maryland, Virginia and Wisconsin where our insurance subsidiaries are domiciled, the acquisition of 10% or more of the outstanding capital stock of an insurer or its holding company or the intent to acquire such an interest creates a rebuttable presumption of a change in control. Pursuant to an order issued in April 2003, the Department approved Donegal Mutual’s ownership of up to 70% of our outstanding Class A common stock and up to 100% of our outstanding Class B common stock.

     Our insurance subsidiaries participate in involuntary insurance programs for automobile insurance, as well as other property and casualty insurance lines, in the states in which they operate. These programs include joint underwriting associations, assigned risk plans, fair access to insurance requirements (FAIR) plans, reinsurance facilities, windstorm plans and tornado plans. Legislation establishing these programs requires all companies that write lines covered by these programs to provide coverage, either directly or through reinsurance, for insureds who cannot obtain insurance in the voluntary market. The legislation creating these programs usually allocates a pro rata portion of risks attributable to such insureds to each company on the basis of direct premiums written or the number of automobiles insured in the particular state. Generally, state law requires participation in such programs as a condition to doing business. The loss ratio on insurance written under involuntary programs has traditionally been greater than the loss ratio on insurance written in the voluntary market.
     The insurance laws of the respective states of domicile of our insurance subsidiaries restrict the amount of dividends or other distributions our insurance subsidiaries may pay to us without the prior approval of the insurance regulatory authorities of that state. Generally, the maximum amount that an insurance subsidiary may pay during any year after notice to, but without prior approval of, the insurance commissioners of these states is limited to a stated percentage of that subsidiary’s statutory capital and surplus as of the end of the preceding year or the net income of the subsidiary for the preceding year. As of December 31, 2008, the amount of dividends our insurance subsidiaries could pay us during 2009, without the prior approval of the various insurance commissioners, was:

Name of Insurance Subsidiary	Ordinary Dividend Amount
Atlantic States	$18.4 million
Southern	1.6 million
Le Mars	2.8 million
Peninsula Companies	3.9 million
Sheboygan	None

Total	$26.7 million

Donegal Mutual
     Donegal Mutual organized as a mutual fire insurance company in Pennsylvania in 1889. At December 31, 2008, Donegal Mutual had admitted assets of $304.5 million and policyholders’ surplus of $158.0 million. At December 31, 2008, Donegal Mutual had total liabilities of $146.5 million, including debt of $6.6 million, reserves for net losses and loss expenses of $48.4 million and unearned premiums of $27.5 million. Of Donegal Mutual’s investment portfolio of $244.3 million at December 31, 2008, investment-grade bonds accounted for $14.2 million and mortgages accounted for $3.2 million. At December 31, 2008, Donegal Mutual owned 8,355,184 shares, or approximately 42%, of our Class A common stock, Donegal Mutual carried on its books at $108.1 million, and 4,153,666 shares, or approximately 75%, of our Class B common stock, Donegal Mutual carried on its books at $53.7 million. The foregoing financial information is presented on the statutory basis of accounting required by the NAIC Accounting Practices and Procedures Manual. Donegal Mutual does not, nor is it required to, prepare financial statements in accordance with generally accepted accounting principles.
Donegal Financial Services Corporation
     Because of Donegal Mutual’s and our ownership of DFSC, both Donegal Mutual and we are regulated as unitary savings and loan holding companies. As such, Donegal Mutual and we are subject to regulation by the Office of Thrift Supervision, or the OTS, under the holding company provisions of the federal Home Owners’ Loan Act. As a federally chartered and insured stock savings association, Province Bank is subject to regulation and supervision by the OTS, which is the primary regulator of federal savings banks, and by the Federal Deposit Insurance Corporation. The primary purpose of the statutory and regulatory scheme is to protect depositors, the financial institutions and the financial system as a whole rather than the shareholders of financial institutions or their holding companies.
     Transactions between a savings association and its “affiliates” are subject to quantitative and qualitative restrictions under Sections 23A and 23B of the Federal Reserve Act. Affiliates of a savings association include, among other entities, the savings association’s holding company and non-banking companies that are under common control with the savings association. These restrictions on transactions with affiliates apply to transactions between DFSC and Province Bank, on the one hand, and us and our insurance subsidiaries, on the other hand. These restrictions also apply to transactions among DFSC, Province Bank and Donegal Mutual.
Cautionary Statement Regarding Forward-Looking Statements
     This annual report and the documents incorporated by reference into this annual report contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include certain discussions relating to underwriting, premium and investment income volume, business strategies, reserves, profitability and business relationships and our other business activities during 2008 and beyond. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “objective,” “project,” “predict,” “potential,” “goal” and similar expressions. These forward-looking statements reflect our current views about future events, are based on our current assumptions and are subject to known and unknown risks and uncertainties that may cause our results, performance or achievements to differ materially from those anticipated in or implied by those statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict. Such factors may include those described under “Risk Factors.” The forward-looking statements contained in this annual report reflect our views and assumptions only as of the date of this Form 10-K Report. Except as required by law, we do not intend to, and assume no responsibility for, updating any forward-looking statements. We qualify all of our forward-looking statements by these cautionary statements.
Available Information
     Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and our other filings pursuant to the Securities Exchange Act of 1934, or the Exchange Act, are available without charge on our website, www.donegalgroup.com, as soon as reasonably practicable after we file them electronically with the Securities and Exchange Commission, or SEC. Our Code of Business Conduct and Ethics and the charters of our audit committee and our nominating committee are available on our website. Upon request to our corporate secretary, printed copies are also available. We are providing the address to our website solely for the information of investors. We do not intend the reference to our website address to be an active link or to otherwise incorporate the contents of the website into this Form 10-K report.
Item 1A. Risk Factors.
Risk Factors
     Risks Relating to Us and Our Business
     Donegal Mutual is our controlling stockholder, and it and its directors and executive officers have potential conflicts of interest between the best interests of our stockholders and the best interests of the policyholders of Donegal Mutual.
     Donegal Mutual controls the election of all of the members of our board of directors. Four of the nine members of our board of directors are also directors of Donegal Mutual. Donegal Mutual and we have the same executive officers. These common directors and executive officers have a fiduciary duty to our stockholders and also have a fiduciary duty to the policyholders of Donegal Mutual. Among the potential conflicts of interest that could arise from these separate fiduciary duties are:
•	We and Donegal Mutual periodically review the percentage participation of Atlantic States and Donegal Mutual in the underwriting pool that the two companies have maintained since 1986;

•	Our insurance subsidiaries and Donegal Mutual annually review and then establish the terms of certain reinsurance agreements between them with the objective over the long-term of having an approximately equal balance between payments and recoveries;

•	We and Donegal Mutual periodically allocate certain shared expenses among Donegal Mutual, us and our insurance subsidiaries in accordance with various inter-company expense-sharing agreements; and

•	Our insurance subsidiaries may enter into other transactions or contractual relationships with Donegal Mutual, including, for example, our purchases from time to time from Donegal Mutual of the surplus note of a mutual insurance company that will convert into a stock insurance company.
     Donegal Mutual has the power to determine the outcome of all matters submitted to our stockholders for approval.
     Each share of our Class A common stock has one-tenth of a vote per share and votes as a single class with our Class B common stock which has one vote per share except for matters that would uniquely affect the rights of holders of our Class A common stock. Donegal Mutual has the right to vote approximately 66% of the aggregate voting power of our Class A common stock and our Class B common stock and has sufficient voting control to:
•	elect all of the members of our board of directors, who determine our management and policies; and

•	control the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers or other acquisition proposals and the sale of all or substantially all of our assets, in each case regardless of how our other stockholders vote their shares.
     The interests of Donegal Mutual in maintaining its majority control of us may have an adverse effect on the price of our Class A common stock and our Class B common stock because of the absence of any potential “takeover” premium and may be inconsistent with the interests of our stockholders other than Donegal Mutual.
     Donegal Mutual’s voting control of us, certain provisions of our certificate of incorporation and by-laws and certain provisions of Delaware law make it unlikely that anyone could acquire control of us unless Donegal Mutual were in favor of the acquisition of control.
     Donegal Mutual’s voting control of us, certain anti-takeover provisions in our certificate of incorporation and by-laws and certain provisions of the Delaware General Corporation Law (the “DGCL”), could delay or prevent the removal of members of our board of directors and could make more difficult or more expensive a merger, tender offer or proxy contest involving us to succeed, even if such events were in the best interests of our stockholders other than Donegal Mutual. These factors could also discourage a third party from attempting to acquire control of us. In particular, our certificate of incorporation and by-laws include the following anti-takeover provisions:
•	our board of directors is classified into three classes, so that stockholders elect only one-third of the members of our board of directors each year;

•	stockholders may remove our directors only for cause;

•	stockholders may not take stockholder action except at an annual or special meeting of stockholders;

•	the request of stockholders holding at least 20% of the voting power of our Class A common stock and our Class B common stock is required to call a special meeting of stockholders;

•	stockholders are required to provide advance notice to us to nominate candidates for election to our board of directors or to make a stockholder proposal at a stockholders’ meeting;

•	cumulative voting rights are not available in the election of directors;

•	pre-emptive rights are not available in connection with the issuance of securities by us; and

•	our board of directors is permitted to issue, without stockholder approval unless otherwise required by law, preferred stock with such terms as our board of directors may determine.
     Moreover, the DGCL contains certain provisions that prohibit certain business combination transactions with an interested stockholder under certain circumstances.
     We have authorized preferred stock that we could issue to make it more difficult for a third party to acquire us.
     We have 2,000,000 authorized shares of series preferred stock that we could issue without further stockholder approval, unless otherwise required by law, and upon such terms and conditions, and having such rights, privileges and preferences, as our board of directors may determine and that may make it difficult for a third party to acquire control of us.
     Because we are an insurance holding company, no person can acquire or seek to acquire a 10% or greater interest in us without first obtaining approval of the insurance commissioners of the states of domicile of our insurance subsidiaries.

     We own insurance subsidiaries domiciled in the states of Pennsylvania, Maryland, Virginia, Iowa and Wisconsin. The insurance laws of each of these states provide that no person can acquire or seek to acquire a 10% or greater interest in us without first filing specified information with the insurance commissioner of that state and obtaining the prior approval of the proposed acquisition of a 10% or greater interest in us by the state insurance commissioner based on statutory standards designed to protect the safety and soundness of the insurance holding company and its subsidiary.
     Our insurance subsidiaries currently conduct business in a limited number of states, with a concentration of business in Pennsylvania, Maryland and Virginia. Any single catastrophe occurrence or other condition affecting losses in these states could adversely affect their results of operations.
     Our insurance subsidiaries conduct business in states located primarily in the Mid-Atlantic, Midwestern and Southeastern portions of the United States. A substantial portion of their business consists of private passenger and commercial automobile, homeowners and workers’ compensation insurance in Pennsylvania, Maryland and Virginia. While our insurance subsidiaries actively manage their exposure to catastrophes through their underwriting process and the purchase of reinsurance, a single catastrophe occurrence, destructive weather pattern, general economic trend, terrorist attack, regulatory development or other condition affecting one or more of the states in which our insurance subsidiaries conduct substantial business could materially adversely affect their business, financial condition and results of operations. Common catastrophic events include hurricanes, earthquakes, tornadoes, wind and hail storms, fires, explosions and severe winter storms.
     The business, financial condition and results of operations of our insurance subsidiaries may be adversely affected if the independent agents who market the products of our insurance subsidiaries do not maintain their current levels of premium writing with us, fail to comply with established underwriting guidelines of our insurance subsidiaries or otherwise inappropriately market the products of our insurance subsidiaries.
     Our insurance subsidiaries market their insurance products solely through a network of approximately 2,000 independent insurance agencies. This agency force is one of the most important components of the competitive profile of our insurance subsidiaries. As a result, our insurance subsidiaries are materially dependent upon the independent agents they use, each of whom has the authority to bind our insurance subsidiaries to insurance policies. To the extent that our independent agents’ marketing efforts cannot maintain their current levels of volume and quality or they bind our insurance subsidiaries to unacceptable insurance risks, fail to comply with the established underwriting guidelines of our insurance subsidiaries or otherwise inappropriately market the products of our insurance subsidiaries, the business, financial condition and results of operations of our insurance subsidiaries could suffer.

     The business of our insurance subsidiaries may not continue to grow and may be materially adversely affected if they cannot retain existing, and attract new, independent agents or if insurance consumers increase their use of other insurance marketing systems.
     The continued growth of the business of our insurance subsidiaries will depend materially upon their ability to retain existing and to attract new independent agents. If independent agents find it easier to do business with the competitors of our insurance subsidiaries, our insurance subsidiaries could find it difficult to retain their existing business or to attract new business. While our insurance subsidiaries believe they maintain good relationships with the independent agents they appoint, our insurance subsidiaries cannot be certain that these independent agents will continue to sell the products of our insurance subsidiaries to the consumers these independent agents represent. Some of the factors that could adversely affect the ability of our insurance subsidiaries to retain existing and to attract new independent agents include:
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
     While our insurance subsidiaries sell insurance solely through their network of independent agencies, many competitors of our insurance subsidiaries sell insurance through a variety of delivery methods, including independent agencies, captive agencies, the Internet and direct sales. To the extent that the policyholders that the independent agents of our insurance subsidiaries represent change their marketing system preference, the business, financial condition and results of operations of our insurance subsidiaries may be adversely affected.
     We are dependent on dividends from our insurance subsidiaries for the payment of our operating expenses, our debt service and dividends to stockholders; however, there are limitations on the amount of dividends our insurance subsidiaries may pay to us.
     As a holding company, we rely primarily on dividends from our insurance subsidiaries as a source of funds to meet our corporate obligations. The amount of dividends our insurance subsidiaries can pay to us is subject to regulatory restrictions and depends on the amount of surplus our subsidiaries maintain. From time to time, the NAIC and various state insurance regulators consider modifying the method of determining the amount of dividends that an insurance company may pay without prior regulatory approval. The maximum amount of ordinary dividends that our insurance subsidiaries can pay to us in

2009 without prior regulatory approval is approximately $26.7 million. The ability of our insurance subsidiaries to pay dividends to us may be further constrained by business and regulatory considerations, such as the impact of dividends on surplus that could affect the ratings, competitive conditions, the investment results of our subsidiaries and the amount of premiums that our insurance subsidiaries can write as well as their ability to pay future dividends.
     If A.M. Best downgrades the rating it has assigned to Donegal Mutual or our insurance subsidiaries, it would adversely affect their competitive position.
     Industry ratings are a factor in establishing the competitive position of insurance companies. A.M. Best, an industry-accepted source of insurance company financial strength ratings, rates Donegal Mutual and our insurance subsidiaries. A.M. Best ratings provide an independent opinion of an insurance company’s financial health and its ability to meet its obligations to its policyholders. We believe that the financial strength rating of A.M. Best is material to the operations of Donegal Mutual and our insurance subsidiaries. Currently, Donegal Mutual and our insurance subsidiaries each have an A (Excellent) rating from A.M. Best. If Donegal Mutual or any of our insurance subsidiaries were downgraded by A.M. Best, it would adversely affect the competitive position of Donegal Mutual and our insurance subsidiaries and make it more difficult for them to market their products and retain their existing policyholders.
     Our strategy to grow in part through acquisitions of smaller insurance companies exposes us to risks that could adversely affect our results of operations and financial condition.
     The acquisition of smaller and other undercapitalized insurance companies involves risks that could adversely affect our results of operations and financial condition. The risks associated with the acquisition of this type of company include:
•	the potential inadequacy of its reserves for loss and loss expenses;

•	the need to supplement management with additional experienced personnel;

•	conditions imposed by regulatory agencies that make the realization of cost-savings through integration of operations more difficult;

•	a need for additional capital that was not anticipated at the time of the acquisition; and

•	the use of more of management time than originally anticipated.
     If we cannot obtain sufficient capital to fund the organic growth of our insurance subsidiaries and to make acquisitions, we may not be able to expand our business.

     Our strategy is to expand our business through the organic growth of our insurance subsidiaries and through our strategic acquisitions of regional insurance companies. Our insurance subsidiaries will require additional capital in the future to support this objective. If we cannot obtain sufficient capital on satisfactory terms and conditions, we may not be able to expand the business of our insurance subsidiaries or to make future acquisitions. Our ability to obtain additional financing will depend on a number of factors, many of which are beyond our control. For example, we may not be able to obtain additional financing because our insurance subsidiaries may already have substantial debt at the time, because we do not have sufficient cash flow to service or repay our existing or additional debt or because financial institutions are not making financing available. In addition, any equity capital we obtain in the future could be dilutive to our existing stockholders.
     Many of the competitors of our insurance subsidiaries are financially stronger than our insurance subsidiaries are, and these competitors may be able to offer lower-priced products that our insurance subsidiaries may be unable to match.
     The property and casualty insurance industry is intensely competitive. Competition is based on many factors, including the perceived financial strength of the insurer, premium rates, policy terms and conditions, policyholder service, reputation and experience. Our insurance subsidiaries compete with many regional and national property and casualty insurance companies, including direct sellers of insurance products, insurers having their own agency organizations and other insurers represented by independent agents. Many of these insurers are better capitalized than our insurance subsidiaries, have substantially greater financial, technical and operating resources than our insurance subsidiaries and have equal or higher ratings from A.M. Best. In addition, competition may become increasingly better capitalized in the future as the traditional barriers between insurance companies and other financial institutions erode and as the property and casualty insurance industry continues to consolidate.
     The greater capitalization of many of the competitors of our insurance subsidiaries enables them to operate with lower profit margins and, therefore, allows them to market their products more aggressively, to take advantage more quickly of new marketing opportunities and to offer lower premium rates. Our insurance subsidiaries may not be able to maintain their current competitive position in the markets in which they operate if their competitors offer prices on products that are lower than the prices our insurance subsidiaries are prepared to offer. Moreover, if these competitors lower the price of their products and our insurance subsidiaries meet their pricing, the profit margins and revenues of our insurance subsidiaries may decrease and their ratios of claims and expenses to premiums may increase, which may materially adversely affect the financial condition and results of operations of our insurance subsidiaries.

     Because the investment portfolios of our insurance subsidiaries consist primarily of fixed-income securities, their investment income and the fair value of their investment portfolios could decrease as a result of a number of factors.
     Our insurance subsidiaries invest the premiums they receive from their policyholders and maintain investment portfolios that consist primarily of fixed-income securities. The management of these investment portfolios is an important component of their profitability because a significant portion of the operating income of our insurance subsidiaries is generated from the income they receive on their invested assets. The quality and/or yield of their portfolios may be affected by a number of factors, including the general economic and business environment, changes in the credit quality of the issuers of the fixed-income securities our insurance subsidiaries own, changes in market conditions and regulatory changes. The fixed-income securities our insurance subsidiaries own consist primarily of securities issued by domestic entities that are backed either by the credit or collateral of the underlying issuer. Factors such as an economic downturn, a regulatory change pertaining to a particular issuer’s industry, a significant deterioration in the cash flows of the issuer or a change in the issuer’s marketplace may adversely affect the ability of our insurance subsidiaries to collect principal and interest from the issuer.
     The investments of our insurance subsidiaries are also subject to risk resulting from interest rate fluctuations. Increasing interest rates or a widening in the spread between interest rates available on U.S. Treasury securities and corporate debt or asset-backed securities, for example, will typically have an adverse impact on the market values of fixed- rate securities. If interest rates decline, our insurance subsidiaries would generally achieve a lower overall rate of return on investments of cash generated from their operations. In addition, in the event of the call or maturity of investments in a declining interest rate environment, our insurance subsidiaries may not be able to reinvest the proceeds in securities with comparable interest rates. Changes in interest rates may reduce both the profitability and the return on the invested capital of our insurance subsidiaries.
     Our insurance subsidiaries depend on key personnel. The loss of any member of their senior management or our executive management could negatively affect the implementation of their business strategies and achievement of their growth objectives.
     The loss of, or failure to attract, key personnel could significantly impede the financial plans, growth, marketing and other objectives of our insurance subsidiaries. Their success depends to a substantial extent on the ability and experience of their senior management. Our insurance subsidiaries believe that their future success is dependent on their ability to attract and retain additional skilled and qualified personnel and to expand, train and manage their employees. Our insurance subsidiaries may be unable to do so because the competition for experienced personnel in the insurance industry is intense. With limited exceptions, our insurance subsidiaries do not have employment agreements with their key personnel.

     The reinsurance agreements on which our insurance subsidiaries rely do not relieve our insurance subsidiaries from their primary liability to their policyholders, and our insurance subsidiaries face a risk of non-payment from their reinsurers as well as the non-availability of reinsurance in the future.
     Our insurance subsidiaries rely on reinsurance agreements to limit their maximum net loss from large single catastrophic risks or excess of loss risks in concentrated areas. Reinsurance also enables our insurance subsidiaries to increase their capacity to write insurance. Although the reinsurance our insurance subsidiaries maintain provides that the reinsurer is liable to them for any reinsured losses, the reinsurance does not relieve our insurance subsidiaries from their primary liability to their policyholders if the reinsurer fails to pay our insurance subsidiaries. To the extent that a reinsurer is unable to pay losses for which it is liable to our insurance subsidiaries, our insurance subsidiaries remain liable for such losses. As of December 31, 2008, our insurance subsidiaries had approximately $27.7 million of reinsurance receivables from third-party reinsurers relating to paid and unpaid losses. The insolvency or inability of these reinsurers to make timely payments to our insurance subsidiaries under the terms of their reinsurance agreements would adversely affect the results of operations of our insurance subsidiaries.
     In addition, our insurance subsidiaries face a risk of the non-availability of reinsurance or an increase in reinsurance costs that could adversely affect their ability to write business or their results of operations. Market conditions beyond the control of our insurance subsidiaries, such as the amount of surplus in the reinsurance market and the frequency and severity of natural and man-made catastrophes, affect both the availability and the cost of the reinsurance our insurance subsidiaries purchase. If our insurance subsidiaries could not maintain their current level of reinsurance or purchase new reinsurance protection in amounts that our insurance subsidiaries consider sufficient, our insurance subsidiaries would either have to be willing to accept an increase in their net risk retention or reduce their insurance writings which could adversely affect them.
Risks Relating to the Property and Casualty Insurance Industry
     Industry trends, such as increased litigation against the insurance industry and individual insurers, the willingness of courts to expand covered causes of loss, rising jury awards, increasing medical costs and the escalation of loss severity may contribute to increased costs and to the deterioration of the reserves of our insurance subsidiaries.
     Loss severity in the property and casualty insurance industry has increased in recent years, principally driven by larger court judgments and increasing medical costs. In addition, many classes of complainants have brought legal actions and proceedings which tends to increase the size of judgments. The propensity of policyholders and third-party claimants to litigate and the willingness of courts to expand causes of loss and the size of awards may make the loss reserves of our insurance subsidiaries inadequate for current and future losses.
     Loss or significant restriction of the use of credit scoring in the pricing and underwriting of the personal lines insurance products by our insurance subsidiaries could adversely affect their future profitability.
     Our insurance subsidiaries use credit scoring as a factor in making risk selection and pricing decisions where allowed by state law for personal lines insurance products. Recently, some consumer groups and regulators have questioned whether the use of credit scoring unfairly discriminates against people with low incomes, minority groups and the elderly. These consumer groups and regulators often call for the prohibition or restriction on the use of credit scoring in underwriting and pricing. Laws or regulations enacted in a number of states that significantly curtail the use of credit scoring in the underwriting process could reduce the future profitability of our insurance subsidiaries.
     Changes in applicable insurance laws or regulations or changes in the way regulators administer those laws or regulations could adversely affect the operating environment of our insurance subsidiaries and increase their exposure to loss or put them at a competitive disadvantage.
     Property and casualty insurers are subject to extensive supervision in the states in which they do business. This regulatory oversight includes, by way of example, matters relating to licensing and examination, rate setting, market conduct, policy forms, limitations on the nature and amount of certain investments, claims practices, mandated participation in involuntary markets and guaranty funds, reserve adequacy, insurer solvency, transactions between affiliates, the amount of dividends that insurers may pay and restrictions on underwriting standards. Such regulation and supervision are primarily for the benefit and protection of policyholders and not for the benefit of stockholders. For instance, our insurance subsidiaries are subject to involuntary participation in specified markets in various states in which they operate, and the premium rates our insurance subsidiaries may charge do not always correspond with the underlying costs of providing that coverage.
     The NAIC and state insurance regulators are re-examining existing laws and regulations, specifically focusing on insurance company investments, issues relating to the solvency of insurance companies, risk-based capital guidelines, restrictions on the terms and conditions included in insurance policies, certain methods of accounting, reserves for unearned premiums, losses and other purposes, the values at which they may carry investment securities and the definition of other than temporarily impaired, interpretations of existing laws and the development of new laws. Changes in state laws and regulations, as well as changes in the way state regulators view related-party transactions in particular, could change the operating environment of our insurance subsidiaries and have an adverse effect on their business.

     The state insurance regulatory framework has recently come under increased federal scrutiny. Congress is considering proposals that it should create an optional federal charter for insurers. Federal chartering has the potential to create an uneven playing field for insurers by subjecting federally-chartered and state-chartered insurers to different regulatory requirements. Federal chartering also raises the possibility of duplicative or conflicting federal and state requirements. In addition, if federal legislation repeals the partial exemption for the insurance industry from federal antitrust laws, our ability to collect and share loss cost data with the industry, could adversely affect the results of operations of our insurance subsidiaries.
     Our insurance subsidiaries are subject to assessments, based on their market share in a given line of business, to assist in the payment of unpaid claims and related costs of insolvent insurance companies. Such assessments could adversely affect the financial condition of our insurance subsidiaries.
     Our insurance subsidiaries must pay assessments pursuant to the guaranty fund laws of the various states in which they conduct business. Generally, under these laws, our insurance subsidiaries can be assessed, depending upon their market share of a given line of insurance business, to assist in the payment of unpaid claims and related costs of insolvent insurance companies in those states. We cannot predict the number and magnitude of future insurance company failures in the states in which our insurance subsidiaries conduct business, but future assessments could adversely affect the business, financial condition and results of operations of our insurance subsidiaries.
     Our insurance subsidiaries must establish premium rates and loss and loss expense reserves from forecasts of the ultimate costs expected to arise from risks underwritten during the policy period, and the profitability of our insurance subsidiaries could be adversely affected to the extent their premium rates or reserves are insufficient to satisfy their ultimate costs.
     One of the distinguishing features of the property and casualty insurance industry is that it prices its products before its costs are known since premium rates are generally determined before the reporting of any losses. Accordingly, our insurance subsidiaries establish premium rates from forecasts of the ultimate costs they expect to arise from risks they have underwritten during the policy period, and their premium rates may not be sufficient to cover the ultimate losses incurred. Further, our insurance subsidiaries must establish reserves for losses and loss expenses based upon estimates involving actuarial and statistical projections at a given time of what our insurance subsidiaries expect their ultimate liability to be. It is possible that their ultimate liability could exceed these estimates because of the future development of known losses, the existence of losses that have occurred but are currently unreported and larger than historical settlements on pending and unreported claims. The process of estimating reserves is inherently judgmental and can be influenced by factors that are subject to variation. If the premium rates or reserves our insurance subsidiaries establish are not sufficient, their business, financial condition and results of operations may be adversely impacted.
     The cyclical nature of the property and casualty insurance industry may reduce the revenues and profit margins of our insurance subsidiaries.
     The property and casualty insurance industry is highly cyclical. Individual lines of business experience their own cycles within the overall insurance industry cycle. Premium rate levels relate to the availability of insurance coverage, which varies according to the level of surplus in the insurance industry. The level of surplus in the industry varies with returns on invested capital and regulatory barriers to withdrawal of surplus. Increases in surplus are accompanied by increased price competition among property and casualty insurers. If our insurance subsidiaries find it necessary to reduce premiums or limit premium increases due to these competitive pressures on pricing, our insurance subsidiaries may experience a reduction in their profit margins and revenues, an increase in their ratios of losses and expenses to premiums and, therefore, lower profitability.
Risks Relating to Our Class A Common Stock
     The price of our Class A common stock may be adversely affected by its low trading volume.
     Our Class A common stock has limited liquidity. Reported average daily trading volume in our Class A common stock for the year ended December 31, 2008 was approximately 35,000 shares. This limited liquidity subjects our shares of Class A common stock to greater price volatility.
     Donegal Mutual’s ownership of our stock, anti-takeover provisions of our certificate of incorporation and by-laws and certain state laws make it unlikely anyone could acquire control of us unless Donegal Mutual were in favor of the acquisition of control.
     Donegal Mutual’s ownership of our Class A common stock and Class B common stock, certain anti-takeover provisions of our certificate of incorporation and by-laws, certain provisions of Delaware law and the insurance laws and regulations of Pennsylvania, Maryland, Iowa, Virginia and Wisconsin could delay or prevent the removal of members of our board of directors and could make it more difficult for a merger, tender offer or proxy contest involving us to succeed, even if our stockholders other than Donegal Mutual believed such events were beneficial to them. These factors could also discourage a third party from attempting to acquire control of us. The classification of our board of directors could also have the effect of delaying or preventing a change in control of us.
     In addition, we have 2,000,000 authorized shares of series preferred stock that we could issue without stockholder approval, to the extent permitted by applicable law, and upon such terms and conditions, and having such rights, privileges and preferences, as our board of directors may determine. Our ability to issue preferred stock could make it difficult for a third party to acquire us. We have no current plans to issue any preferred stock.
     Moreover, the DGCL contains certain provisions that prohibit certain business combination transactions under certain circumstances. In addition, state insurance laws and regulations generally prohibit any person from acquiring, or seeking to acquire, a 10% or greater interest in an insurance company without the prior approval of the state insurance commissioner of the state where the insurer is domiciled.
Item 1B. Unresolved Staff Comments.
     We have no unresolved written comments from the SEC staff regarding our filings under the Exchange Act.
Item 2. Properties.
     We and our insurance subsidiaries share headquarters with Donegal Mutual in a building in Marietta, Pennsylvania owned by Donegal Mutual. Donegal Mutual charges us and our insurance subsidiaries for an appropriate portion of the building expenses under an inter-company allocation agreement. The Marietta headquarters has approximately 206,600 square feet of office space. Southern owns a facility of approximately 10,000 square feet in Glen Allen, Virginia. Le Mars owns a facility of approximately 25,500 square feet in Le Mars, Iowa, the Peninsula Companies own a facility of approximately 14,600 square feet in Salisbury, Maryland and Sheboygan owns a facility of approximately 8,800 square feet in Sheboygan Falls, Wisconsin.
Item 3. Legal Proceedings.
     Our insurance subsidiaries are a party to numerous lawsuits arising in the ordinary course of their insurance business. We believe that the resolution of these lawsuits will not have a material adverse effect on the financial condition or results of operations of our insurance subsidiaries.
Item 4. Submission of Matters to a Vote of Security Holders.
     We did not submit any matter to a vote of the holders of our Class A common stock or Class B common stock during the fourth quarter of 2008.

Executive Officers of the Company
     The following table sets forth information regarding the executive officers of Donegal Mutual and us, each of whom has served with us for more than 10 years:

Name	Age	Position
Donald H. Nikolaus	66	President and Chief Executive Officer of Donegal Mutual since 1981; President and Chief Executive Officer of us since 1986.

Robert G. Shenk	55	Senior Vice President, Claims, of Donegal Mutual and us since 1997; other positions from 1986 to 1997.

Cyril J. Greenya	64	Senior Vice President and Chief Underwriting Officer, of Donegal Mutual and us since 2005, Senior Vice President, Underwriting of Donegal Mutual from 1997 to 2005; other positions from 1986 to 2005.

Daniel J. Wagner	48	Senior Vice President and Treasurer of Donegal Mutual and us since 2005; Vice President and Treasurer of Donegal Mutual and us from 2000 to 2005; other positions from 1993 to 2005.

Jeffrey D. Miller	44	Senior Vice President and Chief Financial Officer of Donegal Mutual and us since 2005; Vice President and Controller of Donegal Mutual and us from 2000 to 2005; other positions from 1995 to 2005.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     We incorporate the response to this Item in part by reference to page 42 of our Annual Report to Stockholders for the year ended December 31, 2008, which we include as Exhibit (13) to this Form 10-K Report. As of February 27, 2009, we had approximately 1,154 holders of record of our Class A common stock and approximately 422 holders of record of our Class B common stock. We declared dividends of $0.36 per share on our Class A common stock and $0.31 per share on our Class B common stock in 2007 and $0.42 per share on our Class A common stock and $0.37 per share on our Class B common stock in 2008.
     Between October 1, 2008 and December 31, 2008, we and Donegal Mutual purchased shares of our Class A common stock and Class B common stock as set forth in the following table.

(d) Maximum
Number (or
			(c) Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares
			Purchased as Part	(or Units) that May
	(a) Total Number of	(b) Average Price	of Publicly	Yet Be Purchased
	Shares (or Units)	Paid per Share	Announced Plans	Under the Plans
Period	Purchased	(or Unit)	of Programs	or Programs
Month #1	Class A – —	Class A – $—	Class A – —
October 1-31, 2008	Class B – —	Class B – $—	Class B – —

Month #2	Class A – 35,000	Class A – $14.47	Class A – 35,000	(2)
November 1-30, 2008	Class B – 20,337	Class B – $18.75	Class B – 20,337	(1)

Month #3	Class A – 35,100	Class A – $15.81	Class A – 35,100	(2)
December 1-31, 2008

Total	Class A – 70,100	Class A – $15.14	Class A – 70,100
	Class B – 20,337	Class B – $18.75	Class B – 20,337

(1)	Donegal Mutual purchased these shares pursuant to its announcement on August 17, 2004 that it will, at its discretion, purchase shares of Class A common stock and Class B common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. Such announcement did not stipulate a maximum number of shares that Donegal Mutual may purchased.

(2)	We announced on March 7, 2008 that we will purchase up to 500,000 shares of Class A common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. We have 19,231 additional shares of Class A common stock available for purchase under this program.
     Our performance graph is included on page 41 of our Annual Report to Stockholders for the year ended December 31, 2008, which we include as Exhibit (13) to this Form 10-K Report. Our performance graph is not deemed filed with the SEC and is not deemed incorporated by reference into any filing we make under the Securities Act of 1933 or the Exchange Act, except to the extent that we specifically incorporate it by reference.
Item 6. Selected Financial Data.
     We incorporate the response to this Item by reference to page 8 of our Annual Report to Stockholders for the year ended December 31, 2008, which we include as Exhibit (13) to this Form 10-K Report.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     We incorporate the response to this Item by reference to pages 10 through 18 of our Annual Report to Stockholders for the year ended December 31, 2008, which we include as Exhibit (13) to this Form 10-K Report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     Our insurance subsidiaries are exposed to the impact of changes in interest rates, market values of investments and credit risk.
     In the normal course of business, our insurance subsidiaries employ established policies and procedures to manage their exposure to changes in interest rates, fluctuations in the fair market value of our debt and equity securities and credit risk. Our insurance subsidiaries seek to mitigate these risks by various actions described below.
     Interest Rate Risk
     The exposure of our insurance subsidiaries to market risk for a change in interest rates is concentrated in their investment portfolios. Our insurance subsidiaries monitor this exposure through periodic reviews of asset and liability positions. Our insurance subsidiaries regularly monitor their estimates of cash flows and the impact of interest rate fluctuations relating to their investment portfolio. Generally, our insurance subsidiaries do not hedge their exposure to interest rate risk because they have the capacity to, and do, hold fixed-maturity investments to maturity.

     Principal cash flows and related weighted-average interest rates by expected maturity dates for financial instruments sensitive to interest rates held by our insurance subsidiaries are as follows:

	As of December 31, 2008
		Weighted-average
(amounts in thousands)	Principal cash flows	interest rate
Fixed maturities and short-term investments:
2009	$86,238	1.3%
2010	22,397	5.4
2011	17,513	5.1
2012	23,615	4.8
2013	18,542	5.1
Thereafter	456,137	4.5

Total	$624,442

Market value	$624,961

Debt:
2033	$15,465	6.9%

Total	$15,465

Fair Value	$15,465

     Actual cash flows from investments may differ from those stated as a result of calls and prepayments.
     Equity Price Risk
     The marketable equity securities portfolios of our insurance subsidiaries, which they carry on their consolidated balance sheets at estimated fair value, have exposure to equity price risk, which is the risk of potential loss in estimated fair value resulting from an adverse change in prices. The objective of our insurance subsidiaries is to earn competitive relative returns by investing in diverse portfolios of high-quality, liquid securities.
     Credit Risk
     The fixed-maturity securities portfolios of our insurance subsidiaries and, to a lesser extent, the short-term investments of our insurance subsidiaries are subject to credit risk. This risk is the potential loss in market value resulting from adverse changes in the borrower’s ability to repay the debt. Our insurance subsidiaries manage this risk by performing pre-investment underwriting analysis and through regular reviews by their investment staff. We limit the amount of fixed-maturity investments of our insurance subsidiaries to a minimum and maximum percentage of their total unvested assets.
     Our insurance subsidiaries provide property and casualty insurance coverages through a network of independent insurance agencies located throughout the operating areas of our insurance subsidiaries. Our insurance subsidiaries bill the majority of this business directly to the policyholder, although our insurance subsidiaries bill a portion of their commercial business through the agents of our insurance subsidiaries, who extend credit to agents in the normal course of their business.
     Our insurance subsidiaries place reinsurance with Donegal Mutual and with major unaffiliated authorized reinsurers. To the extent that a reinsurer is unable to pay losses for which it is liable to our insurance subsidiaries under the terms of its reinsurance agreement with our insurance subsidiaries, our insurance subsidiaries remain liable for such losses.
Item 8. Financial Statements and Supplementary Data.
     We incorporate the response to this Item by reference to pages 19 through 37 of our Annual Report to Stockholders for the year ended December 31, 2008, which we include as Exhibit (13) to this Form 10-K Report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
     Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information we are required to disclose in the reports that we file or submit under the Exchange Act and our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.
     Internal Control over Financial Reporting
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we include a report of management’s assessment of the design and effectiveness of our internal controls as part of our Annual Report to Stockholders incorporated by reference in this Form 10-K Report. KPMG LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2008 based on criteria establish by Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We include the report of KPMG LLP dated March 11, 2009 as part of our Annual Report to Stockholders incorporated by reference in this Form 10-K Report.
     Changes in Internal Control over Financial Reporting
     We have not changed our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance of the Registrant.
     We incorporate the response to this Item with respect to our directors by reference to our proxy statement to be filed with the SEC relating to our annual meeting of stockholders to be held April 16, 2009. We incorporate the response to this Item with respect to our executive officers by reference to Part I of this Form 10-K Report.
     We incorporate the full text of our Code of Business Conduct and Ethics by reference to Exhibit 14 to this Form 10-K Report.
Item 11. Executive Compensation.
     We incorporate the response to this Item by reference to our proxy statement filed with the SEC relating to our annual meeting of stockholders to be held April 16, 2009. Neither the Report of our Compensation Committee nor the Report of our Audit Committee is deemed filed with the SEC or deemed incorporated by reference into any filing we make under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     We incorporate the response to this Item by reference to our proxy statement to be filed with the SEC relating to our annual meeting of stockholders to be held April 16, 2009.
Item 13. Certain Relationships and Related Transactions and Director Independence.
     We incorporate the response to this Item by reference to our proxy statement to be filed with the SEC relating to our annual meeting of stockholders to be held April 16, 2009.
Item 14. Principal Accountant Fees and Services.
     We incorporate the response to this Item by reference to our proxy statement to be filed with the SEC relating to our annual meeting of stockholders to be held April 16, 2009.

PART IV
Item 15. Exhibits and Financial Statement Schedule.
     (a) Financial statements, financial statement schedule and exhibits filed:
          (a) Consolidated Financial Statements

Page*
Reports of Independent Registered Public Accounting Firm	38, 40

Donegal Group Inc. and Subsidiaries:

Consolidated Balance Sheets as of December 31, 2008 and 2007	19

Consolidated Statements of Income and Comprehensive Income for each of the years in the three-year period ended December 31, 2008, 2007 and 2006	20

Consolidated Statements of Stockholders’ Equity for each of the years in the three-year period ended December 31, 2008, 2007 and 2006	21

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2008, 2007 and 2006	22

Notes to Consolidated Financial Statements	23

Report and Consent of Independent Registered Public Accounting Firm	Exhibit 23
          (b) Financial Statement Schedule

Page
Donegal Group Inc. and Subsidiaries

Schedule III — Supplementary Insurance Information	61
     We have omitted all other schedules since they are not required, not applicable or the information is included in the financial statements or notes thereto.

*	Refers to pages of our 2008 Annual Report to Stockholders. We incorporate by reference to pages 19 through 40 of our 2008 Annual Report to Stockholders our Consolidated Financial Statements, Notes to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm on consolidated financial statements,

Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting. With the exception of the portions of our 2008 Annual Report to Stockholders incorporated by reference in this Item and Items 5, 6, 7 and 8 of this Form 10-K Report, our 2008 Annual Report to Stockholders shall not be deemed filed as part of this Form 10-K Report or otherwise subject to the liabilities of Section 18 of the Exchange Act.
                    (c) Exhibits

Exhibit No.	Description of Exhibits	Reference

(3)(i)	Certificate of Incorporation of Donegal Group Inc., as amended.	(a)

(3)(ii)	Amended and Restated By-laws of Donegal Group Inc.	(r)

Management Contracts and Compensatory Plans or Arrangements

(10)(B)	Donegal Group Inc. 2001 Equity Incentive Plan for Employees.	(c)

(10)(C)	Donegal Group Inc. 2001 Equity Incentive Plan for Directors.	(c)

(10)(D)	Donegal Group Inc. 2001 Employee Stock Purchase Plan, as amended.	(d)

(10)(E)	Donegal Group Inc. Amended and Restated 2001 Agency Stock Purchase Plan.	(e)

(10)(F)	Donegal Mutual Insurance Company 401(k) Plan.	(f)

(10)(G)	Amendment No. 1 effective January 1, 2000 to Donegal Mutual Insurance Company 401(k) Plan.	(f)

(10)(H)	Amendment No. 2 effective January 6, 2000 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

(10)(I)	Amendment No. 3 effective July 23, 2001 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

(10)(J)	Amendment No. 4 effective January 1, 2002 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

(10)(K)	Amendment No. 5 effective December 31, 2001 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

Exhibit No.	Description of Exhibits	Reference

(10)(L)	Amendment No. 6 effective July 1, 2002 to Donegal Mutual Insurance Company 401(k) Plan.	(p)

(10)(M)	Donegal Group Inc. 2007 Equity Incentive Plan for Employees.	(s)

(10)(N)	Donegal Group Inc. 2007 Equity Incentive Plan for Directors.	(s)

Other Material Contracts

(10)(O)	Amended and Restated Tax Sharing Agreement dated as of October 19, 2006 among Donegal Group Inc., Atlantic States Insurance Company, Southern Insurance Company of Virginia, Le Mars Insurance Company, The Peninsula Insurance Company and Peninsula Indemnity Company.	(p)

(10)(P)	Amended and Restated Services Allocation Agreement dated July 20, 2006 among Donegal Group Inc., Atlantic States Insurance Company, Southern Insurance Company, Le Mars Insurance Company, The Peninsula Insurance Company, Peninsula Indemnity Company and Donegal Mutual Insurance Company.	(b)

(10)(Q)	Proportional Reinsurance Agreement dated September 29, 1986 between Donegal Mutual Insurance Company and Atlantic States Insurance Company.	(h)

(10)(R)	Amendment dated October 1, 1988 to Proportional Reinsurance Agreement between Donegal Mutual Insurance Company and Atlantic States Insurance Company.	(i)

(10)(S)	Amendment dated July 16, 1992 to Proportional Reinsurance Agreement between Donegal Mutual Insurance Company and Atlantic States Insurance Company.	(j)

(10)(T)	Amendment dated as of December 21, 1995 to Proportional Reinsurance Agreement between Donegal Mutual Insurance Company and Atlantic States Insurance Company.	(k)

Exhibit No.	Description of Exhibits	Reference

(10)(U)	Reinsurance and Retrocession Agreement dated May 21, 1996 between Donegal Mutual Insurance Company and Southern Insurance Company of Virginia.	(g)

(10)(V)	Amendment dated as of April 20, 2000 to Proportional Reinsurance Agreement between Donegal Mutual Insurance Company and Atlantic States Insurance Company.	(l)

(10)(W)	Lease Agreement dated as of September 1, 2000 between Donegal Mutual Insurance Company and Province Bank FSB.	(c)

(10)(X)	Plan of Conversion of Le Mars Mutual Insurance Company of Iowa adopted August 11, 2003	(n)

(10)(Y)	Stock Purchase Agreement dated as of October 28, 2003 between Donegal Group Inc. and Folksamerica Holding Company, Inc.	(m)

(10)(Z)	Credit Agreement dated as of November 25, 2003 between Donegal Group Inc. and Manufacturers and Traders Trust Company	(n)

(10)(AA)	First Amendment to Credit Agreement dated as of July 20, 2006 between Donegal Group Inc. and Manufacturers and Traders Trust Company	(b)

(10)(BB)	Amended and Restated Services Allocation Agreement dated October 19, 2006 among Donegal Group Inc., Atlantic States Insurance Company, Southern Insurance Company of Virginia, Le Mars Insurance Company, The Peninsula Insurance Company, Peninsula Indemnity Company and Donegal Mutual Insurance Company	(q)

(10)(CC)	Amendment dated as of February 11, 2008 to Proportional Reinsurance Agreement between Donegal Mutual Insurance Company and Atlantic States Insurance Company	(v)

(10)(DD)	Contribution Note Purchase Agreement dated as of December 27, 2006 between Donegal Mutual Insurance Company and Sheboygan Falls Mutual Insurance Company	Filed herewith

Exhibit No.	Description of Exhibits	Reference

(10)(EE)	Plan of Conversion of Sheboygan Falls Mutual Insurance Company adopted October 14, 2008	Filed herewith

(13)	2008 Annual Report to Stockholders (electronic filing contains only those portions incorporated by reference into this Form 10-K Report).	Filed herewith

(14)	Code of Business Conduct and Ethics	(o)

(21)	Subsidiaries of Registrant.	Filed herewith

(23)	Report and Consent of Independent Registered Public Accounting Firm	Filed herewith

(31.1)	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer	Filed herewith

(31.2)	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer	Filed herewith

(32.1)	Section 1350 Certification of Chief Executive Officer	Filed herewith

(32.2)	Section 1350 Certification of Chief Financial Officer	Filed herewith

(a)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form S-3 Registration Statement No. 333-59828 filed April 30, 2001.

(b)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2001.

(c)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2000.

(d)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form S-8 Registration Statement No. 333-62974 filed June 14, 2001.

(e)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form S-2 Registration Statement No. 333-63102 declared effective February 8, 2002.

(f)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 1999.

(g)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 1996.

(h)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form S-1 Registration Statement No. 33-8533 declared effective October 29, 1986.

(i)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 1988.

(j)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 1992.

(k)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 8-K Report dated December 21, 1995.

(l)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 8-K Report dated May 31, 2000.

(m)	Such exhibit is hereby incorporated by reference to the like-described exhibits in Registrant’s Form 8-K Report dated November 3, 2003.

(n)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 8-K Report dated December 1, 2003.

(o)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-K Annual Report for the year ended December 31, 2003.

(p)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 8-K Report dated October 23, 2006.

(q)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2006.

(r)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 8-K Report dated December 22, 2006.

(s)	Such exhibit is hereby incorporated by reference to the like-numbered exhibit in Registrant’s Form 8-K Report dated April 20, 2007.

(t)	Such exhibit is hereby incorporated by reference to the like-numbered exhibit in Registrant’s Form 8-K Report dated March 1, 2008.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONEGAL GROUP INC.
By:	/s/ Donald H. Nikolaus
Donald H. Nikolaus, President

Date: March 11, 2009
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald H. Nikolaus	President and a Director	March 11, 2009
Donald H. Nikolaus	(principal executive officer)

/s/ Jeffrey D. Miller	Senior Vice President and	March 11, 2009
Jeffrey D. Miller	Chief Financial Officer (principal financial and accounting officer)

/s/ Robert S. Bolinger	Director	March 11, 2009
Robert S. Bolinger

/s/ Patricia A. Gilmartin	Director	March 11, 2009
Patricia A. Gilmartin

Signature	Title	Date

/s/ Philip H. Glatfelter, II	Director	March 11, 2009
Philip H. Glatfelter, II

/s/ John J. Lyons	Director	March 11, 2009
John J. Lyons

/s/ Jon M. Mahan	Director	March 11, 2009
Jon M. Mahan

/s/ S. Trezevant Moore, Jr.	Director	March 11, 2009
S. Trezevant Moore, Jr.

	Director	March 11, 2009
R. Richard Sherbahn

/s/ Richard D. Wampler, II	Director	March 11, 2009
Richard D. Wampler, II

DONEGAL GROUP INC. AND SUBSIDIARIES
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
($ in thousands)
Years Ended December 31, 2008, 2007 and 2006

				Amortization
	Net	Net	Net Losses	of Deferred	Other	Net
	Earned	Investment	And Loss	Policy	Underwriting	Premiums
Segment	Premiums	Income	Expenses	Acquisition Costs	Expenses	Written
Year Ended December 31, 2008
Personal lines	$225,024	$—	$155,573	$37,821	$34,482	$239,540
Commercial lines	121,551	—	68,728	20,429	18,626	125,401
Investments	—	22,756	—	—	—	—

	$346,575	$22,756	$224,301	$58,250	$53,108	$364,941

Year Ended December 31, 2007

Personal lines	$196,429	$—	$124,602	$32,438	$33,402	$202,353
Commercial lines	113,642	—	53,182	18,767	19,324	111,336
Investments	—	22,785	—	—	—	—

	$310,071	$22,785	$177,784	$51,205	$52,726	$313,689

Year Ended December 31, 2006
Personal lines	$185,951	$—	$112,924	$29,973	$30,822	$192,980
Commercial lines	115,527	—	55,497	18,622	19,149	114,427
Investments	—	21,320	—	—	—	—

	$301,478	$21,320	$168,421	$48,595	$49,971	$307,407

DONEGAL GROUP INC. AND SUBSIDIARIES
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION, CONTINUED
($ in thousands)

	At December 31,
	Deferred	Liability		Other Policy
	Policy	For Losses		Claims and
	Acquisition	And Loss	Unearned	Benefits
Segment	Costs	Expenses	Premiums	Payable
2008
Personal lines	$19,468	$114,149	$150,920	$—
Commercial lines	10,073	125,660	78,094	—
Investments	—	—	—	—

	$29,541	$239,809	$229,014	$—

2007
Personal lines	$16,449	$103,253	$127,551	$—
Commercial lines	9,786	123,179	75,880	—
Investments	—	—	—	—

	$26,235	$226,432	$203,431	$—

See accompanying Report and Consent of Independent Registered Public Accounting Firm.