Form 10-Q
period 2009-03-31
DONEGAL GROUP INC
filed 2009-05-05
CIK 800457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________to _______________.
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
     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,904,993 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on April 30, 2009.

Part I. Financial Information
Item 1. Financial Statements.
Donegal Group Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)

Assets

Investments
Fixed maturities
Held to maturity, at amortized cost	$90,023,099	$99,878,156
Available for sale, at fair value	485,222,058	445,815,749
Equity securities, available for sale, at fair value	7,905,397	5,894,975
Investments in affiliates	8,707,368	8,594,177
Short-term investments, at cost, which approximates fair value	47,760,204	71,952,469

Total investments	639,618,126	632,135,526
Cash	2,290,662	1,830,954
Accrued investment income	6,563,440	6,655,506
Premiums receivable	56,803,877	55,337,270
Reinsurance receivable	83,104,381	79,952,971
Deferred policy acquisition costs	29,625,997	29,541,281
Deferred tax asset, net	8,664,927	10,994,644
Prepaid reinsurance premiums	52,089,959	51,436,487
Property and equipment, net	6,999,015	6,686,684
Accounts receivable — securities	—	862,790
Federal income taxes recoverable	2,537,288	2,590,928
Other	2,081,318	2,083,995

Total assets	$890,378,990	$880,109,036

Liabilities and Stockholders’ Equity

Liabilities
Losses and loss expenses	$249,158,100	$239,809,276
Unearned premiums	229,320,987	229,013,929
Accrued expenses	11,761,785	14,149,754
Reinsurance balances payable	2,490,760	1,566,816
Cash dividends declared to stockholders	—	2,602,104
Subordinated debentures	15,465,000	15,465,000
Accounts payable — securities	7,261,762	1,820,574
Due to affiliate	1,154,581	3,148,057
Drafts payable	834,410	876,210
Due to Sheboygan policyholders	2,556,258	6,843,454
Other	2,025,601	1,229,997

Total liabilities	522,029,244	516,525,171

Stockholders’ Equity
Preferred stock, $1.00 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 30,000,000 shares, issued 20,510,199 and 20,494,764 shares and outstanding 19,881,500 and 19,869,065 shares	205,102	204,948
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	163,461,351	163,136,938
Accumulated other comprehensive income	6,052,455	1,713,836
Retained earnings	207,322,810	207,182,253
Treasury stock	(8,748,464)	(8,710,602)

Total stockholders’ equity	368,349,746	363,583,865

Total liabilities and stockholders’ equity	$890,378,990	$880,109,036

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
Net premiums earned	$88,349,543	$82,007,766
Investment income, net of investment expenses	5,357,589	5,691,741
Net realized investment gains	258,855	695,356
Lease income	221,621	244,113
Installment payment fees	1,299,756	1,153,127

Total revenues	95,487,364	89,792,103

Expenses:
Net losses and loss expenses	65,949,165	53,785,061
Amortization of deferred policy acquisition costs	14,733,000	13,719,000
Other underwriting expenses	12,676,632	12,403,152
Policyholder dividends	243,529	270,438
Interest	1,204,778	612,476
Other expenses	468,005	499,226

Total expenses	95,275,109	81,289,353

Income before income tax expense	212,255	8,502,750
Income tax expense	42,451	1,943,667

Net income	$169,804	$6,559,083

Earnings per common share:
Class A common stock — basic	$0.01	$0.26

Class A common stock — diluted	$0.01	$0.26

Class B common stock — basic and diluted	$0.01	$0.24

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Net income	$169,804	$6,559,083
Other comprehensive income (loss), net of tax
Unrealized income (loss) on securities:
Unrealized holding income (loss) during the period, net of income tax (benefit)	4,506,875	(3,047,590)
Reclassification adjustment, net of income tax	(168,256)	(451,981)

Other comprehensive income (loss)	4,338,619	(3,499,571)

Comprehensive income	$4,508,423	$3,059,512

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)
Three Months Ended March 31, 2009

						Accumulated
					Additional	Other			Total
					Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Capital	Income	Earnings	Stock	Equity

Balance, December 31, 2008	20,494,764	5,649,240	$204,948	$56,492	$163,136,938	$1,713,836	$207,182,253	$(8,710,602)	$363,583,865
Issuance of common stock (stock compensation plans)	15,435		154		296,788				296,942
Net income							169,804		169,804
Cash dividends							(1,622)		(1,622)
Grant of stock options					27,625		(27,625)	—
Repurchase of treasury stock								(37,862)	(37,862)
Other comprehensive income						4,338,619			4,338,619

Balance, March 31, 2009	20,510,199	5,649,240	$205,102	$56,492	$163,461,351	$6,052,455	$207,322,810	$(8,748,464)	$368,349,746

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities:
Net income	$169,804	$6,559,083

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	668,878	599,320
Net realized investment gains	(258,855)	(695,356)
Changes in assets and liabilities:
Losses and loss expenses	9,348,824	2,541,098
Unearned premiums	307,058	19,931,400
Premiums receivable	(1,466,607)	(4,894,650)
Deferred acquisition costs	(84,716)	(2,728,561)
Deferred income taxes	(6,463)	(322,787)
Reinsurance receivable	(3,151,410)	2,026,243
Prepaid reinsurance premiums	(653,472)	(2,264,309)
Accrued investment income	92,066	349,244
Due to affiliate	(1,993,476)	(1,249,335)
Reinsurance balances payable	923,944	(666,338)
Current income taxes	53,640	1,309,376
Accrued expenses	(2,387,969)	(2,056,526)
Other, net	756,503	1,220,694

Net adjustments	2,147,945	13,099,513

Net cash provided by operating activities	2,317,749	19,658,596

Cash Flows from Investing Activities:
Purchases of fixed maturities:
Available for sale	(41,986,797)	(87,231,024)
Purchases of equity securities, available for sale	(7,598,470)	(503,765)
Maturity of fixed maturities:
Held to maturity	9,694,049	20,021,499
Available for sale	12,204,191	14,969,487
Sales of fixed maturities:
Available for sale	2,431,991	13,063,738
Sales of equity securities, available for sale	6,419,877	3,254,419
Payments to Sheboygan policyholders	(4,287,196)	—
Net decrease (increase) in investment in affiliates	(14,250)	18,426
Net purchase of property and equipment	(569,055)	(416,755)
Net sale of short-term investments	24,192,265	18,257,658

Net cash provided by (used in) investing activities	486,605	(18,566,317)

Cash Flows from Financing Activities:
Cash dividends paid	(2,603,726)	(2,211,780)
Issuance of common stock	296,942	1,664,661
Purchase of treasury stock	(37,862)	(1,508,121)
Tax benefit on exercise of stock options	—	624,933

Net cash used in financing activities	(2,344,646)	(1,430,307)

Net increase (decrease) in cash	459,708	(338,028)
Cash at beginning of period	1,830,954	4,289,365

Cash at end of period	$2,290,662	$3,951,337

Cash paid during period — Interest	$277,857	$695,745
Net cash paid during period — Taxes	$—	$425,000
See accompanying notes to consolidated financial statements.

DONEGAL GROUP INC. AND SUBSIDIARIES
(Unaudited)
Notes to Consolidated Financial Statements
1 — Organization
     Donegal Mutual Insurance Company (“Donegal Mutual”) organized us as an insurance holding company on August 26, 1986. Our six insurance subsidiaries and Donegal Mutual conduct business as the Donegal Insurance Group. The Donegal Insurance Group writes personal and commercial lines of property and casualty insurance exclusively through a network of independent insurance agents in 18 Mid-Atlantic, Midwest and Southern states. The personal lines products consist primarily of homeowners and private passenger automobile policies. The commercial lines products consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies.
     Our insurance subsidiaries are Atlantic States Insurance Company (“Atlantic States”), Southern Insurance Company of Virginia (“Southern”), Le Mars Insurance Company (“Le Mars”), the Peninsula Insurance Group (“Peninsula”) which consists of Peninsula Indemnity Company and The Peninsula Insurance Company, and Sheboygan Falls Insurance Company (“Sheboygan”) We also own approximately 48% of the outstanding stock of Donegal Financial Services Corporation (“DFSC”), a thrift holding company that owns Province Bank FSB. Donegal Mutual owns the remaining approximately 52% of the outstanding stock of DFSC.
     At March 31, 2009, Donegal Mutual held approximately 42% of our outstanding Class A common stock and approximately 75% of our outstanding Class B common stock.
     Atlantic States and Donegal Mutual are parties to a pooling agreement under which each company places all of its direct written business in the pool and both companies proportionately share the underwriting results of the pool, excluding certain reinsurance assumed by Donegal Mutual from our five other insurance subsidiaries. From July 1, 2000 through February 29, 2008, Atlantic States had a 70% share of the results of the pool, and Donegal Mutual had a 30% share of the results of the pool. Effective March 1, 2008, Donegal Mutual and Atlantic States amended the pooling agreement to increase Atlantic States’ share of the results of the pool to 80%. In connection with this amendment to the pooling agreement, Donegal Mutual transferred approximately $11.9 million in cash and net liabilities to Atlantic States. See Note 4 — Reinsurance for more information regarding the pooling agreement.
     On March 7, 2007, our board of directors authorized a share repurchase program, pursuant to which we may purchase up to 500,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of Securities and Exchange Commission (“SEC”) Rule 10b-18 and in privately negotiated transactions. We purchased 3,000 and 88,212 shares of our Class A common stock under this program during the three months ended March 31, 2009 and 2008, respectively. We have purchased a total of 483,769 shares of our Class A common stock under this program through March 31, 2009.
     In June 2007, Donegal Mutual consummated an affiliation with Sheboygan. As part of the affiliation, Donegal Mutual made a $3.5 million contribution note investment in Sheboygan. During 2008, Sheboygan’s board of directors adopted a plan of conversion to convert to a stock insurance company. Following policyholder and regulatory approval of the plan of conversion, we acquired Sheboygan as of December 1, 2008 for approximately $12.0 million in cash, including payment of the contribution note and accrued interest to Donegal Mutual. Sheboygan’s results of operations have been included in our consolidated results from that date.
     On February 23, 2009, our board of directors authorized a share repurchase program, pursuant to which we may purchase up to 300,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the three months ended March 31, 2009.

2 — Basis of Presentation
     Our financial information for the interim periods included in this Form 10-Q Report is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of our management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods included in this Form 10-Q Report. During the first quarter of 2009, we accrued $1.4 million related to a contested premium tax case that we are appealing. In accordance with our accounting policy, we recorded $974,000 of interest and penalties in interest expense and $426,000 in other underwriting expenses. Our results of operations for the three months ended March 31, 2009 are not necessarily indicative of our results of operations to be expected for the year ending December 31, 2009.
     You should read these interim financial statements in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2008. As indicated in Note 22 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, we discovered an immaterial error in the amount recorded for losses and loss expenses incurred for the first quarter of 2008. We adjusted our 2008 financial information included in this Form 10-Q Report to correct this error.
3 — Earnings Per Share
     We have two classes of common stock, which we refer to as our Class A common stock and our Class B common stock. Our certificate of incorporation provides that whenever our board of directors declares a dividend on our Class B common stock, our board of directors must also declare a dividend on our Class A common stock that is payable at the same time to holders as of the same record date at a rate that is at least 10% greater than the rate at which our board declared the dividend on our Class B common stock. Accordingly, we use the two-class method for the computation of earnings per common share pursuant to Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share.” The two-class method is an earnings allocation formula that determines earnings per share separately for each class of common stock based on dividends declared and an allocation of remaining undistributed earnings using a participation percentage reflecting the dividend rights of each class. The table below presents a reconciliation of the numerators and denominators used in the basic and diluted per share computations for each class of stock:

For the Three Months Ended March 31:	(in thousands, except per share data)
	2009		2008
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of net income	$136	$34	$5,188	$1,371

Denominator:
Weighted-average shares outstanding	19,883,429	5,576,775	19,787,849	5,576,775

Basic net income per share	$0.01	$0.01	$0.26	$0.24

Diluted net income per share:
Numerator:
Allocation of net income	$136	$34	$5,188	$1,371

Denominator:
Number of shares used in basic computation	19,883,429	5,576,775	19,787,849	5,576,775
Weighted-average effect of dilutive securities Director and employee stock options	—	—	142,831	—

Number of shares used in per share computations	19,883,429	5,576,775	19,930,680	5,576,775

Diluted net income per share	$0.01	$0.01	$0.26	$0.24

We did not include options to purchase the following number of shares of Class A common stock in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price during the relevant period:

	Three Months Ended
	March 31,
	2009	2008

Number of shares	3,422,432	1,032,667

4 — Reinsurance
     Atlantic States has participated in a pooling agreement with Donegal Mutual since 1986 under which each company places all of its direct written business into the pool, and Atlantic States and Donegal Mutual then share the underwriting results of the pool in accordance with the terms of the pooling agreement. From July 1, 2000 through February 29, 2008, Atlantic States had a 70% share of the results of the pool, and Donegal Mutual had a 30% share of the results of the pool. Effective March 1, 2008, Donegal Mutual and Atlantic States amended the pooling agreement to increase Atlantic States’ share of the results of the pool to 80%. In connection with this amendment to the pooling agreement, Donegal Mutual transferred approximately $11.9 million of cash and net liabilities to Atlantic States as of March 1, 2008 as follows:

(in thousands)
Unearned premiums (net of reinsurance)	$13,626
Less: Ceding commissions	(1,709)

Net liabilities transferred	$11,917

     Atlantic States, Southern and Donegal Mutual purchase third-party reinsurance on a combined basis. Le Mars, Peninsula and Sheboygan have separate third-party reinsurance programs that provide similar types of coverage and that are commensurate with their relative size and exposures. Our insurance subsidiaries place reinsurance with various reinsurers, all of which, consistent with Donegal Insurance Group’s requirements, have an A.M. Best rating of A- (Excellent) or better or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A- rating. The following information relates to the external reinsurance Atlantic States, Southern and Donegal Mutual have in place during 2009:
•	excess of loss reinsurance, under which losses are automatically reinsured, through a series of contracts, over a set retention ($750,000 for 2009), and

•	catastrophe reinsurance, under which they recover, through a series of contracts, 100% of an accumulation of many losses resulting from a single event, including natural disasters, over a set retention ($3.0 million for 2009).
     Our insurance subsidiaries and Donegal Mutual also purchase facultative reinsurance to cover exposures from losses that exceed the limits provided by their respective treaty reinsurance.
     In addition to the pooling agreement and third-party reinsurance, our insurance subsidiaries have various reinsurance agreements with Donegal Mutual.
     We renewed our 2009 reinsurance program at rates comparable to 2008, largely attributable to our decision to increase our excess of loss reinsurance retention from $600,000 to $750,000 effective January 1, 2009. We made no other significant changes to our third-party reinsurance or other reinsurance agreements between our insurance subsidiaries and Donegal Mutual during the three months ended March 31, 2009.

5 — Investments
     We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at March 31, 2009 as follows:

	Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,295	$63	$—	$—
Obligations of states and political subdivisions	103,291	4,791	50,938	1,741
Corporate securities	16,393	1,088	1,635	630
Mortgage-backed securities	1,045	7	587	5
Equity securities	3,555	275	—	—

Total	$129,579	$6,224	$53,160	$2,376

     We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at December 31, 2008 as follows:

	Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(in thousands)
Obligations of states and political subdivisions	$117,360	$6,881	$65,627	$3,331
Corporate securities	16,781	449	2,536	733
Mortgage-backed securities	2,925	24	2,929	23
Equity securities	484	59	—	—

Total	$137,550	$7,413	$71,092	$4,087

     Of our total fixed maturity securities with an unrealized loss at March 31, 2009, we classified 171 securities with a fair value of $164.0 million and an unrealized loss of $7.6 million as available-for-sale and carried them at fair value on our balance sheet, while we classified 19 securities with a fair value of $15.2 million and an unrealized loss of $764,848 as held-to-maturity on our balance sheet and carried them at amortized cost.
     Of our total fixed maturity securities with an unrealized loss at December 31, 2008, we classified 179 securities with a fair value of $184.1 million and an unrealized loss of $10.8 million as available-for-sale and carried them at fair value on our balance sheet, while we classified 23 securities with a fair value of $24.1 million and an unrealized loss of $652,450 as held-to-maturity on our balance sheet and carried them at amortized cost.
     We have no direct exposure to sub-prime residential mortgage-backed securities and hold no collateralized debt obligations. Substantially all of the unrealized losses in our fixed maturity investment portfolio resulted from general market conditions and the related impact on our fixed maturity investment valuations. When determining possible impairment of the debt securities we own, we consider unrealized losses that are due to the impact of general market conditions to be temporary in nature because we have the ability and intent to hold the debt securities we own to maturity. We evaluated the near-term prospects of the issuers of those investments in relation to the severity and duration of the impairment. Based upon that evaluation and our ability and intent to hold those investments for a reasonable period of time sufficient for a recovery of fair value, we did not consider those investments to be other-than-temporarily impaired at March 31, 2009. We determined that certain investments trading below cost had declined on an other-than-temporary basis during the first quarter of 2008. We included losses of $71,500 in net realized investment gains for these investments in the first quarter of 2008.

6 — Segment Information
     We evaluate the performance of our personal lines and commercial lines segments based upon the underwriting results of our insurance subsidiaries as determined under statutory accounting principles prescribed or permitted by various state insurance departments (“SAP”), which our management uses to measure the performance of our insurance subsidiaries. Financial data by segment is as follows:

	Three Months Ended
	March 31,
	2009	2008
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$29,259	$28,848
Personal lines	59,407	53,160

Net premiums earned	88,666	82,008
GAAP adjustments	(316)	—

GAAP premiums earned	88,350	82,008
Net investment income	5,358	5,692
Realized investment gains	259	695
Other	1,520	1,397

Total revenues	$95,487	$89,792

Income before income taxes:
Underwriting income (loss):
Commercial lines	$418	$3,154
Personal lines	(5,867)	(4,215)

SAP underwriting income (loss)	(5,449)	(1,061)
GAAP adjustments (1)	196	2,891

GAAP underwriting income (loss)	(5,253)	1,830
Net investment income	5,358	5,692
Realized investment gains	259	695
Other	(152)	286

Income before income taxes	$212	$8,503

(1)	GAAP adjustments for the three months ended March 31, 2008 included an increase in deferred acquisition costs, which offset the ceding commissions that were included in the transfer of net liabilities from Donegal Mutual discussed in Note 4 — Reinsurance.
7 — Subordinated Debentures
     On October 29, 2003, we received $10.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on October 29, 2033 and are callable at our option, at par, after October 29, 2008. The debentures carry an interest rate equal to the three-month LIBOR rate plus 3.85%, which is adjustable quarterly. At March 31, 2009, the interest rate on the debentures was 5.03%.
     On May 24, 2004, we received $5.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on May 24, 2034 and are callable at our option, at par, after May 24, 2009. The debentures carry an interest rate equal to the three-month LIBOR rate plus 3.85%, which is adjustable quarterly. At March 31, 2009, the interest rate on the debentures was 5.10%.
8 — Share—Based Compensation
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
     Under SFAS No. 123(R), the compensation expense for our stock compensation plans that we charged against income before income taxes was $61,700 and $43,626 for the three months ended March 31, 2009 and 2008, respectively, with a corresponding income tax benefit of $21,595 and $15,269, respectively. As of March 31, 2009, our total unrecognized compensation cost related to nonvested share-based compensation granted under our stock compensation plans was $195,908. We expect to recognize this cost over a weighted average period of 2.6 years.
     SFAS No. 123(R) does not establish accounting requirements for share-based compensation to nonemployees. We continue to account for share-based compensation to employees and directors of Donegal Mutual under the provisions of FIN No. 44 and EITF 00-23, which state that when we grant share-based compensation to employees of a controlling entity, we should measure the fair value of the award at the grant date and recognize the fair value as a dividend to the controlling entity. These provisions apply to options we granted to employees and directors of Donegal Mutual, the employer of a majority of the employees that provide services to us. We recorded implied dividends of $27,625 and $39,964 for the three months ended March 31, 2009 and 2008, respectively.
     We received cash from option exercises under all stock compensation plans for the three months ended March 31, 2009 and 2008 of $0 and $1,344,798, respectively. We realized tax benefits for the tax deductions from option exercises of share-based compensation of $0 and $624,933 for the three months ended March 31, 2009 and 2008, respectively.
9 — Fair Value Measurements
     As of January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in GAAP and requires expanded disclosures about fair value measurements. SFAS No. 157 establishes a hierarchy that ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires financial assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:
     Level 1 — quoted prices in active markets for identical assets and liabilities;
     Level 2 — directly or indirectly observable inputs other than Level 1 quoted prices; and
     Level 3 — unobservable inputs not corroborated by market data.
For investments that have quoted market prices in active markets, we use the quoted market price as fair value and include these investments in Level 1 of the fair value hierarchy. We classify publicly traded equity securities as Level 1. When quoted market prices in active markets are not available, we base fair values on quoted market prices of comparable instruments or broker quotes we obtain from independent pricing services through a bank trustee. We classify our fixed maturity securities as Level 2. We had no investments classified as Level 3 at March 31, 2009.

We evaluate assets and liabilities on a recurring basis to determine the appropriate level at which to classify them for each reporting period. The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities as of March 31, 2009:

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Fixed maturities — available for sale	$485,222	$—	$485,222	$—

Equity securities	7,905	7,005	900	—

Total	$493,127	$7,005	$486,122	$—

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities as of December 31, 2008:

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Fixed maturities — available for sale	$445,816	$—	$445,816	$—
Equity securities	5,895	4,971	924	—

Total	$451,711	$4,971	$446,740	$—

10 — Income Taxes
     Effective January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” As of March 31, 2009 and March 31, 2008, respectively, we had no material unrecognized tax benefits or accrued interest and penalties. Our 2006 federal tax year is under audit, and tax years 2005, 2007 and 2008 remained open for examination as of March 31, 2009.
11 — Impact of New Accounting Standards
     In April 2009, the FASB issued FASB Staff Position (FSP) FAS 115-2 and Financial Accounting Standard (FAS) 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP FAS 115-2 and FAS 124-2 provides guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt and equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for interim and annual periods ending after March 15, 2009. We are currently evaluating the impact of adopting FSP FAS 115-2 and FAS 124-2.
     In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides guidelines for making fair value measurements more consistently with the principles presented in SFAS No. 157, “Fair Value Measurements.” FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for interim and annual periods ending after March 15, 2009. We are currently evaluating the impact of adopting FSP FAS 157-

4. We do not expect the adoption of FSP FAS 157-4 to have a significant effect on our results of operations, financial condition or liquidity.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim periods as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for interim and annual periods ending after March 15, 2009. We are currently evaluating the impact of adopting FSP FAS 107-1 and APB 28-1. We will include additional fair value disclosures in our notes to consolidated financial statements for the second quarter of 2009.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     You should read the following information in conjunction with the historical financial information and the notes thereto included in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2008.
Critical Accounting Policies and Estimates
     Our financial statements are combined with those of our insurance subsidiaries and are presented on a consolidated basis in accordance with United States generally accepted accounting principles (GAAP).
     Our insurance subsidiaries make estimates and assumptions that can have a significant effect on amounts and disclosures that we report in our financial statements. The most significant estimates relate to the reserves of our insurance subsidiaries for property and casualty insurance unpaid losses and loss expenses, valuation of investments and determination of other-than-temporary impairment and our insurance subsidiaries’ policy acquisition costs. While we believe our estimates and the estimates of our insurance subsidiaries are appropriate, the ultimate amounts may differ from the amounts estimated. We regularly review these estimates and reflect any adjustment considered necessary in our current results of operations.
Liability for Losses and Loss Expenses
     Liabilities for losses and loss expenses are estimates at a given point in time of the amounts an insurer expects to pay with respect to policyholder claims based on facts and circumstances then known. An insurer recognizes at the time of establishing its estimates that its ultimate liability for losses and loss expenses will exceed or be less than those estimates. Our insurance subsidiaries base their estimates of liabilities for losses and loss expenses on assumptions as to future loss trends and expected claims severity, judicial theories of liability and other factors, including prevailing economic conditions. However, during the loss adjustment period, our insurance subsidiaries may learn additional facts regarding individual claims, and, consequently, it often becomes necessary for our insurance subsidiaries to adjust their estimates of liability. Our insurance subsidiaries reflect any adjustments to their liabilities for losses and loss expenses in their results of operations for the period in which we change our estimates.
     Our insurance subsidiaries maintain liabilities for the payment of losses and loss expenses with respect to both reported and unreported claims. It is the intent of our insurance subsidiaries that their liabilities for loss expenses will cover the ultimate costs of settling all losses, including investigation and litigation costs from those losses. Our insurance subsidiaries base the amount of their liabilities for reported losses primarily upon a case-by-case evaluation of the type of risk involved, knowledge of the circumstances surrounding each claim and the insurance policy provisions relating to the type of loss. Our insurance subsidiaries determine the amount of their liabilities for unreported claims and loss expenses on the basis of historical information by line of insurance. Our insurance subsidiaries account for inflation in the reserving function through analysis of costs and trends and reviews of historical reserving results. Our insurance subsidiaries closely monitor their liabilities and recompute them periodically using new information on reported claims and a variety of statistical techniques. Our insurance subsidiaries do not discount their liabilities for losses and loss expenses.
     Our liability estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions as to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced a decrease in claims frequency on bodily injury liability claims during the past several years while claims severity has gradually increased. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on bodily injury claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include accurate measurement of the impact of rate changes and changes in policy provisions and consistency in the quality and characteristics of business written within a given line of business among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries attempt to make appropriate adjustments for those changes in their liabilities. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at March 31, 2009. For every 1% change in our estimate of our insurance subsidiaries’ liability for losses and loss expenses, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $1.7 million.
     The establishment of appropriate liabilities is an inherently uncertain process, and there can be no assurance that the ultimate liability of our insurance subsidiaries will not exceed our insurance subsidiaries’ loss and loss expense reserves and have an adverse effect on our results of operations and financial condition. Furthermore, we cannot predict the timing, frequency and extent of adjustments to our insurance subsidiaries’ estimated future liabilities, since the historical conditions and events that serve as a basis for our insurance subsidiaries’ estimates of ultimate claim costs may change. As is the case for substantially all property and casualty insurance companies, our insurance subsidiaries have found it necessary in the past to increase their estimated future liabilities for losses and loss expenses in certain periods, and in other periods their estimates have exceeded their actual liabilities. Changes in our insurance subsidiaries’ estimate of their liability for losses and loss expenses generally reflect actual payments and the evaluation of information received since the prior reporting date.
     Excluding the impact of isolated severe weather events, our insurance subsidiaries have noted slight downward trends in the number of claims incurred and the number of claims outstanding at period ends relative to their premium base in recent years across most of their lines of business. However, the amount of the average claim outstanding has increased gradually over the past several years as the property and casualty insurance industry has experienced increased litigation trends, periods in which economic conditions extended the estimated length of disabilities, increased medical loss cost trends and a general slowing of settlement rates in litigated claims. We may make adjustments in the future to reflect subsequent developments. However, on the basis of our insurance subsidiaries’ internal procedures, which analyze, among other things, their prior assumptions, their experience with similar cases and historical trends such as reserving patterns, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes, we believe that our insurance subsidiaries have made adequate provision for their liability for losses and loss expenses as of March 31, 2009.
     Atlantic States’ participation in the pool with Donegal Mutual exposes it to adverse loss development on the business of Donegal Mutual that is included in the pool. However, pooled business represents the predominant percentage of the net underwriting activity of both companies, and Donegal Mutual and Atlantic States share any adverse risk development of the pooled business according to their respective participation in the pool. The business in the pool is homogeneous and each company has a percentage share of the entire pool as provided in the pooling agreement. Since substantially all of the business of Atlantic States and Donegal Mutual is pooled and the results shared by each company according to its respective participation level under the terms of the pooling agreement, the intent of the underwriting pool is to produce a more uniform and stable underwriting result from year to year for each company than they would experience individually and to spread the risk of loss between Atlantic States and Donegal Mutual.
     The risk profiles of the business Atlantic States and Donegal Mutual write have historically been, and continue to be, substantially similar. The same executive management and underwriting personnel administer products, classes of business underwritten, pricing practices and underwriting standards of Donegal Mutual and our insurance subsidiaries.
     In addition, as the Donegal Insurance Group, Donegal Mutual and our insurance subsidiaries share a combined business plan to achieve market penetration and underwriting profitability objectives. The products our insurance subsidiaries and Donegal Mutual offer are generally complementary, thereby allowing Donegal Insurance Group to offer a broader range of products to a given market and to expand Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account.

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
     Our insurance subsidiaries’ liability for losses and loss expenses by major line of business as of March 31, 2009 and December 31, 2008 consisted of the following:

	March 31,	December 31,
	2009	2008
	(in thousands)
Commercial lines:
Automobile	$21,075	$19,758
Workers’ compensation	36,854	36,667
Commercial multi-peril	29,282	27,808
Other	1,568	1,893

Total commercial lines	88,779	86,126

Personal lines:
Automobile	62,129	60,939
Homeowners	13,302	11,796
Other	2,673	2,445

Total personal lines	78,104	75,180

Total commercial and personal lines	166,883	161,306
Plus reinsurance recoverable	82,275	78,503

Total liability for losses and loss expenses	$249,158	$239,809

     We have evaluated the effect on our insurance subsidiaries’ loss and loss expense reserves and our stockholders’ equity in the event of reasonably likely changes in the variables we considered in establishing the loss and loss expense reserves of our insurance subsidiaries. We established the range of reasonably likely changes based on a review of changes in accident year development by line of business and applied those changes to our insurance subsidiaries’ loss reserves as a whole. The selected range does not necessarily indicate what could be the potential best or worst case or the most likely scenario. The following table sets forth the estimated effect on our insurance subsidiaries’ loss and loss expense reserves and our stockholders’ equity in the event of reasonably likely changes in the variables considered in establishing loss and loss expense reserves:

	Adjusted Loss and		Adjusted Loss and
	Loss Expense	Percentage	Loss Expense	Percentage
Change in Loss	Reserves Net of	Change	Reserves Net of	Change
and Loss Expense	Reinsurance as of	in Equity as of	Reinsurance as of	in Equity as of
Reserves Net of	March 31,	March 31,	December 31,	December 31,
Reinsurance	2009	2009(1)	2008	2008(1)
(dollars in thousands)

(10.0)%	$150,195	2.9%	$145,175	2.9%
(7.5)	154,367	2.2	149,208	2.2
(5.0)	158,539	1.5	153,241	1.4
(2.5)	162,711	0.7	157,273	0.7
Base	166,883	—	161,306	—
2.5	171,055	-0.7	165,339	-0.7
5.0	175,227	-1.5	169,371	-1.4
7.5	179,399	-2.2	173,404	-2.2
10.0	183,571	-2.9	177,437	-2.9

(1)	Net of income tax effect.
Investments
     We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. When we consider the decline in value of an individual investment to be other than temporary, we write down the investment to its fair value, and we reflect the amount of the write-down as a realized loss in our results of operations. We individually monitor all investments for other-than-temporary declines in value. Generally, if an individual equity security has depreciated in value by more than 20% of original cost, and has been in such an unrealized loss position for more than six months, we assume there has been an other-than-temporary decline in value. We held 6 equity securities that were in an unrealized loss position at March 31, 2009. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we consider these declines in value to be temporary. With respect to debt securities, we assume there has been an other-than-temporary decline in value if it is probable that we will not receive contractual payments. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including the fair value of the investment being significantly below its cost, whether the financial condition of the issuer of a security is deteriorating, the occurrence of industry, company and geographic events that have negatively impacted the value of a security and rating agency downgrades. We determined that no investments trading below cost had declined on an other-than-temporary basis during the first three months of 2009. We determined that certain investments trading below cost had declined on an other-than-temporary basis and included losses of $71,500 in net realized investment gains in our results of operations for these investments during the first three months of 2008.
Policy Acquisition Costs
     Our insurance subsidiaries defer their policy acquisition costs, consisting primarily of commissions, premium taxes and certain other underwriting costs that vary with and are primarily related to the production of business, and amortize them over the period in which our insurance subsidiaries earn the premiums. The method we follow in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premiums to be earned, related investment income, losses and loss expenses and certain other costs we expect to incur as our insurance subsidiaries earn the premiums.
Results of Operations — Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
     Net Premiums Written. Net premiums written for the three months ended March 31, 2009 were $88.0 million, a decrease of $11.7 million, or 11.7%, from the $99.7 million of net premiums written for the comparable period in 2008. Net premiums written for the first quarter of 2008 included a $13.6 million transfer of unearned premiums related to a change in the pooling agreement between Atlantic States and Donegal Mutual effective March 1, 2008. Excluding the effect of the unearned premiums transfer, personal lines net premiums written increased $4.8 million, or 9.1%, in the first quarter of 2009 compared to the comparable period in 2008. Commercial lines net premiums written decreased $2.8 million, or 8.4%, in the first quarter of 2009 compared to the comparable period in 2008.
     Net Premiums Earned. Net premiums earned increased to $88.3 million for the first quarter of 2009, an increase of $6.3 million, or 7.7%, over the first quarter of 2008. Our insurance subsidiaries earn premiums and recognize them as revenue over the terms of their policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding twelve-month period compared to the comparable period one year earlier. Net premiums earned in the first quarter of 2009 reflected an increase of approximately $4.8 million in the amount allocated to us from the pool.
     Investment Income. For the three months ended March 31, 2009, our net investment income decreased slightly to $5.4 million, compared to $5.7 million for the comparable period one year ago. An increase in our average invested assets from $618.2 million in the first quarter of 2008 to $635.9 million in the first quarter of 2009 was offset by a decrease in our annualized average return to 3.4% in 2009, compared to 3.7% in 2008. The decrease in our annualized average rate of return on investments was primarily due to increased holdings of lower-yielding tax-exempt municipal bonds and short-term U.S. Treasury securities during the first quarter of 2009.
     Net Realized Investment Gains. Net realized investment gains in the first quarter of 2009 were $258,855, compared to $695,356 for the comparable period in 2008. We did not recognize any impairment losses during the first quarter of 2009. During the first quarter of 2008, we included impairment losses of $71,500 in net realized investment gains.
     Losses and Loss Expenses. Our loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, for the first quarter of 2009 was 74.7%, an increase from our 65.6% loss ratio for the first quarter of 2008. We experienced increased weather-related claim activity and fire losses in the first quarter of 2009 compared to the comparable period in 2008. Our commercial lines loss ratio increased to 67.4% for the first quarter of 2009, compared to 52.8% for the first quarter of 2008, primarily due to increases in our commercial multi-peril and workers’ compensation loss ratios. Our personal lines loss ratio increased to 78.3% for the first quarter of 2009, compared to 72.3% for the first quarter of 2008, primarily due to increases in our homeowners and private passenger automobile loss ratios.
     Underwriting Expenses. Our expense ratio, which is the ratio of policy acquisition costs and other underwriting expenses to premiums earned, for the first quarters of 2009 and 2008 were 31.0% and 31.9%, respectively. Our expense ratio for the first quarter of 2009 reflected a higher premium base and decreased expenses incurred for underwriting-based incentive compensation costs as a result of our higher loss ratio compared to the comparable period in 2008. We included approximately $381,000 in other underwriting expenses in the first quarter of 2009 related to an adverse court ruling in a contested premium tax case.
     Combined Ratio. Our combined ratio was 105.9% and 97.8% for the three months ended March 31, 2009 and 2008, respectively. Our combined ratio represents the sum of our loss ratio, expense ratio and dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned.
     Interest Expense. Interest expense for the first quarter of 2009 was $1,204,778 compared to $612,476 for the first quarter of 2008. The higher interest expense in the 2009 period reflected approximately $974,000 related to interest and penalties on contested premium tax litigation, which was offset by a decrease in average interest rates on our subordinated debentures in the first quarter of 2009 compared to the comparable period in 2008.
     Income Taxes. Income tax expense was $42,451 for the first quarter of 2009, representing an effective tax rate of 20.0%, compared to $1.9 million for the first quarter of 2008, representing an effective tax rate of 22.9%.
     Net Income and Earnings Per Share. Our net income for the first quarter of 2009 was $169,804, or $.01 per share of Class A common stock on a diluted basis and $.01 per share of Class B common stock, compared to net income of $6.6 million, or $.26 per share of Class A common stock on a diluted basis and $.24 per share of Class B common stock, reported for the first quarter of 2008. We had 19.9 million diluted Class A shares and 5.6 million Class B shares outstanding for both periods.
Liquidity and Capital Resources
     Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as they arise. Our major sources of funds from operations are the net cash flows generated from our insurance subsidiaries’ underwriting results, investment income and maturing investments.
     We have historically generated sufficient net positive cash flow from our operations to fund our commitments and build our investment portfolio, thereby increasing future investment returns. The impact of the pooling agreement between Donegal Mutual and Atlantic States has historically been cash flow positive because of the consistent underwriting profitability of the pool. The pool is settled monthly, thereby resulting in cash flows substantially similar to cash flows that would result from the underwriting of direct business. We have not experienced any unusual variations in the timing of claim payments associated with the loss reserves of our insurance subsidiaries. We maintain significant liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. Our fixed-maturity investment portfolio is structured following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective, thereby providing an additional measure of liquidity to meet our obligations should an unexpected variation occur in the future. Net cash flows provided by operating activities in the first three months of 2009 and 2008 were

$2.3 million and $19.7 million, respectively. The net cash flows provided by operating activities in the first three months of 2008 included an $11.9 million transfer of cash from Donegal Mutual discussed in Note 4 — Reinsurance.
     We maintain a credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a $35.0 million unsecured, revolving line of credit that will expire in July 2010. As of March 31, 2009, we have the ability to borrow $35.0 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus between 1.50% and 1.75%, depending on our leverage ratio. In addition, we pay a fee of 0.15% per annum on the loan commitment amount, regardless of usage. The credit agreement requires our compliance with certain covenants, which include minimum levels of our net worth, leverage ratio and statutory surplus and A.M. Best ratings of our insurance subsidiaries. During the three months ended March 31, 2009, we had no borrowings outstanding under the credit agreement, and we were in compliance with all requirements of the credit agreement.
     The following table shows our expected payments for significant contractual obligations as of March 31, 2009.

		Less
		than 1	1-3	4-5	After 5
	Total	year	years	years	years
	(in thousands)
Net liability for unpaid losses and loss expenses of our insurance subsidiaries	$166,883	$77,256	$73,356	$7,450	$8,821
Due to Sheboygan policyholders	2,556	2,556	—	—	—
Subordinated debentures	15,465	—	—	—	15,465

Total contractual obligations	$184,904	$79,812	$73,356	$7,450	$24,286

     We estimate the date of payment for the net liability for unpaid losses and loss expenses of our insurance subsidiaries based on historical experience and expectations of future payment patterns. The liability is shown net of reinsurance recoverable on unpaid losses and loss expenses to reflect expected future cash flows related to such liability. Amounts assumed by Atlantic States from the pooling agreement with Donegal Mutual represent a substantial portion of our insurance subsidiaries’ gross liability for unpaid losses and loss expenses, and amounts ceded by Atlantic States to the pooling agreement represent a substantial portion of our insurance subsidiaries’ reinsurance recoverable on unpaid losses and loss expenses. Cash settlement of Atlantic States’ assumed liability from the pool is included in monthly settlements of pooled activity, as we net amounts ceded to and assumed from the pool. Although Donegal Mutual and we do not anticipate any changes in the pool participation levels in the foreseeable future, any such change would be prospective in nature and therefore would not impact the timing of expected payments for Atlantic States’ liability for its percentage share of pooled losses occurring in periods prior to the effective date of such change.
     We estimate the date of payment for the subordinated debentures based on their contractual maturities. The debentures are redeemable at our option, at par, after five years from their issuance dates as discussed in Note 6 — Subordinated Debentures. The subordinated debentures carry interest rates that vary based upon the three-month LIBOR rate and adjust quarterly. Based upon the interest rates in effect as of March 31, 2009, our annual interest cost associated with the subordinated debentures is approximately $760,000. For every 1% change in the three-month LIBOR rate, the effect on our annual interest cost would be approximately $150,000.
     On March 7, 2007, our board of directors authorized a share repurchase program pursuant to which we may purchase up to 500,000 shares of our Class A common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. We purchased 3,000 and 88,212 shares of our Class A common stock under this program during the three months ended March 31, 2009 and 2008, respectively. We have purchased a total of 483,769 shares of our Class A common stock under this program through March 31, 2009.
     On February 23, 2009, our board of directors authorized a share repurchase program, pursuant to which we may purchase up to 300,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the three months ended March 31, 2009.
     On April 16, 2009, our board of directors declared quarterly cash dividends of 11.25 cents per share for our Class A common stock and 10.0 cents per share for our Class B common stock, payable May 15, 2009 to stockholders of record as of the close of business on May 1, 2009. These dividends represent percentage increases of 7.1% for our Class A common stock and 8.1% for our Class B common stock compared to the previous quarterly cash dividend. There are no regulatory restrictions on the payment of dividends to our stockholders, although there are state law restrictions on the payment of annual dividends greater than 10% of statutory surplus by our insurance subsidiaries to us. Our insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis and require prior approval of the applicable domiciliary insurance regulatory authorities for dividends in excess of 10% of statutory surplus. Our insurance subsidiaries are subject to risk-based capital (“RBC”) requirements. At December 31, 2008, our insurance subsidiaries’ capital levels were each substantially above the applicable RBC requirements. At January 1, 2009, amounts available for distribution as dividends to us from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities were $18.4 million from Atlantic States, $1.6 million from Southern, $2.8 million from Le Mars, $3.9 million from Peninsula, and $0 from Sheboygan, all of which remained available at March 31, 2009.
     As of March 31, 2009, we had no material commitments for capital expenditures.
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
Impact of Inflation
     We establish property and casualty insurance premium rates before we know the amount of losses and loss expenses or the extent to which inflation may impact such expenses, are known. Consequently, our insurance subsidiaries attempt, in establishing rates, to anticipate the potential impact of inflation.

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
     Our investment mix has shifted slightly due to our continuing shift from taxable to tax-exempt fixed maturity investments and a shift from equity securities to short-term investments during 2009. We have maintained approximately the same duration of our investment portfolio to our liabilities from December 31, 2008 to March 31, 2009.
     There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2008 through March 31, 2009.
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
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
     Certain forward-looking statements contained in this report involve risks and uncertainties. These statements include certain discussions relating to underwriting, premium and investment income volume, business strategies and our business activities during 2009 and beyond. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions. These forward-looking statements reflect our current views about future events, are based on assumptions that reflect current conditions and are subject to known and unknown risks and uncertainties that may cause our actual results to differ materially from those anticipated by these forward-looking statements. Many of the factors that will determine future events or our future results of operations are beyond our ability to control or predict.
Item 4T. Controls and Procedures.
     Not applicable.

Part II. Other Information
Item 1. Legal Proceedings.
     None.
Item 1A. Risk Factors.
     Our business, results of operations and financial condition, and, therefore, the value of our Class A common stock and Class B common stock, are subject to a number of risks. For a description of certain risks, we refer to “Risk Factors” in our 2008 Annual Report on Form 10-K filed with the SEC on March 12, 2009. There have been no material changes during the three months ended March 31, 2009 in the risk factors disclosed in that Form 10-K Report.
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(d) Maximum
Number (or
			(c) Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	(a) Total Number	(b) Average	of Publicly	Be Purchased Under
	of Shares (or	Price Paid per	Announced Plans	the Plans or
Period	Units) Purchased	Share (or Unit)	or Programs	Programs

Month #1	Class A — None	Class A — None	Class A — None
January 1-31, 2009	Class B — None	Class B — None	Class B — None

Month #2	Class A — None	Class A — None	Class A — None
February 1-28, 2009	Class B — None	Class B — None	Class B — None

Month #3	Class A — 3,000	Class A —$12.62	Class A — 3,000	(1)
March 1-31, 2009	Class B — 26,568	Class B — $18.00	Class B — 26,568	(2)

	Class A — 3,000	Class A —$12.62	Class A — 3,000
Total	Class B — 26,568	Class B — $18.00	Class B — 26,568

(1)	We purchased these shares pursuant to our announcement on March 7, 2007 that we will purchase up to 500,000 shares of our Class A common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. We may purchase up to 16,231 additional shares of our Class A common stock under this stock repurchase program.

(2)	Donegal Mutual purchased these shares pursuant to its announcement on August 17, 2004 that it will, at its discretion, purchase shares of our Class A common stock and Class B common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. Such announcement did not stipulate a maximum number of shares that may be purchased under this stock repurchase program.
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

DONEGAL GROUP INC.
May 5, 2009	By:	/s/ Donald H. Nikolaus
Donald H. Nikolaus, President
and Chief Executive Officer

May 5, 2009	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Senior Vice President
and Chief Financial Officer