Form 10-Q
period 2009-06-30
DONEGAL GROUP INC
filed 2009-08-07
CIK 800457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
1195 River Road, P.O. Box 302, Marietta, PA 17547

(Address of principal executive offices)            (Zip code)
(717) 426-1931

(Registrant’s telephone number, including area code)
Not applicable

(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,905,297 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on July 31, 2009.

Part I. Financial Information
Item 1. Financial Statements.
Donegal Group Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets

Investments
Fixed maturities
Held to maturity, at amortized cost	$81,366,490	$99,878,156
Available for sale, at fair value	494,304,991	445,815,749
Equity securities, available for sale, at fair value	5,895,355	5,894,975
Investments in affiliates	8,802,386	8,594,177
Short-term investments, at cost, which approximates fair value	40,310,291	71,952,469

Total investments	630,679,513	632,135,526
Cash	7,481,493	1,830,954
Accrued investment income	6,648,988	6,655,506
Premiums receivable	60,389,857	55,337,270
Reinsurance receivable	85,000,160	79,952,971
Deferred policy acquisition costs	30,706,158	29,541,281
Deferred tax asset, net	7,974,408	10,994,644
Prepaid reinsurance premiums	55,468,182	51,436,487
Property and equipment, net	6,832,144	6,686,684
Accounts receivable — securities	447,689	862,790
Federal income taxes recoverable	139,229	2,590,928
Other	2,055,724	2,083,995

Total assets	$893,823,545	$880,109,036

Liabilities and Stockholders’ Equity

Liabilities
Unpaid losses and loss expenses	$249,496,915	$239,809,276
Unearned premiums	238,739,695	229,013,929
Accrued expenses	9,929,405	14,149,754
Reinsurance balances payable	3,618,061	1,566,816
Cash dividends declared to stockholders	—	2,602,104
Subordinated debentures	15,465,000	15,465,000
Accounts payable — securities	742,380	1,820,574
Due to affiliate	755,425	3,148,057
Drafts payable	1,206,556	876,210
Due to Sheboygan policyholders	1,286,804	6,843,454
Other	1,255,854	1,229,997

Total liabilities	522,496,095	516,525,171

Stockholders’ Equity
Preferred stock, $1.00 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 30,000,000 shares, issued 20,533,692 and 20,494,764 shares and outstanding 19,893,993 and 19,869,065 shares	205,337	204,948
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	163,890,288	163,136,938
Accumulated other comprehensive income	7,176,669	1,713,836
Retained earnings	208,908,145	207,182,253
Treasury stock	(8,909,481)	(8,710,602)

Total stockholders’ equity	371,327,450	363,583,865

Total liabilities and stockholders’ equity	$893,823,545	$880,109,036

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,
	2009	2008
Revenues:
Net premiums earned	$87,540,345	$87,329,195
Investment income, net of investment expenses	5,266,161	5,793,985
Net realized investment gains (losses)	445,140	(673,627)
Lease income	234,713	230,182
Installment payment fees	1,308,620	1,291,212

Total revenues	94,794,979	93,970,947

Expenses:
Net losses and loss expenses	61,903,131	56,364,145
Amortization of deferred policy acquisition costs	14,634,000	14,572,000
Other underwriting expenses	12,527,331	14,067,850
Policyholder dividends	91,682	216,629
Interest	198,467	534,240
Other expenses	306,840	397,612

Total expenses	89,661,451	86,152,476

Income before income tax expense	5,133,528	7,818,471
Income tax expense	745,904	1,500,294

Net income	$4,387,624	$6,318,177

Earnings per common share:
Class A common stock — basic	$0.18	$0.25

Class A common stock — diluted	$0.18	$0.25

Class B common stock — basic and diluted	$0.16	$0.23

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,
	2009	2008

Net income	$4,387,624	$6,318,177
Other comprehensive income (loss), net of tax
Unrealized income (loss) on securities:
Unrealized holding income (loss) during the period, net of income tax (benefit)	1,413,555	(3,845,652)
Reclassification adjustment, net of income tax	(289,341)	437,857

Other comprehensive income (loss)	1,124,214	(3,407,795)

Comprehensive income	$5,511,838	$2,910,382

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Revenues:
Net premiums earned	$175,889,888	$169,336,961
Investment income, net of investment expenses	10,623,750	11,485,726
Net realized investment gains	703,995	21,729
Lease income	456,334	474,295
Installment payment fees	2,608,376	2,444,339

Total revenues	190,282,343	183,763,050

Expenses:
Net losses and loss expenses	127,852,296	110,149,206
Amortization of deferred policy acquisition costs	29,367,000	28,291,000
Other underwriting expenses	25,203,963	26,471,002
Policyholder dividends	335,211	487,067
Interest	1,403,245	1,146,716
Other expenses	774,845	896,838

Total expenses	184,936,560	167,441,829

Income before income tax expense	5,345,783	16,321,221
Income tax expense	788,355	3,443,961

Net income	$4,557,428	$12,877,260

Earnings per common share:
Class A common stock — basic	$0.18	$0.52

Class A common stock — diluted	$0.18	$0.52

Class B common stock — basic and diluted	$0.16	$0.47

Consolidated Statements of Comprehensive Income
(Unaudited)

	Six Months Ended June 30,
	2009	2008

Net income	$4,557,428	$12,877,260
Other comprehensive income (loss), net of tax
Unrealized income (loss) on securities:
Unrealized holding income (loss) during the period,
net of income tax (benefit)	5,920,430	(6,893,242)
Reclassification adjustment, net of income tax	(457,597)	(14,124)

Other comprehensive income (loss)	5,462,833	(6,907,366)

Comprehensive income	$10,020,261	$5,969,894

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)
Six Months Ended June 30, 2009

						Accumulated
					Additional	Other			Total
					Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Capital	Income	Earnings	Stock	Equity
Balance, December 31, 2008	20,494,764	5,649,240	$204,948	$56,492	$163,136,938	$1,713,836	$207,182,253	$(8,710,602)	$363,583,865
Issuance of common stock (stock compensation plans)	38,928		389		720,427				720,816
Net income							4,557,428		4,557,428
Cash dividends declared							(2,798,613)		(2,798,613)
Grant of stock options					32,923		(32,923)		—
Repurchase of treasury stock								(198,879)	(198,879)
Other comprehensive income						5,462,833			5,462,833

Balance, June 30, 2009	20,533,692	5,649,240	$205,337	$56,492	$163,890,288	$7,176,669	$208,908,145	$(8,909,481)	$371,327,450

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash Flows from Operating Activities:
Net income	$4,557,428	$12,877,260

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,322,211	1,202,264
Net realized investment gains	(703,995)	(21,729)
Changes in assets and liabilities:
Losses and loss expenses	9,687,639	9,386,328
Unearned premiums	9,725,766	30,763,181
Premiums receivable	(5,052,587)	(8,147,710)
Deferred acquisition costs	(1,164,877)	(3,851,681)
Deferred income taxes	78,709	(701,953)
Reinsurance receivable	(5,047,189)	(586,129)
Prepaid reinsurance premiums	(4,031,695)	(5,936,729)
Accrued investment income	6,518	(493,151)
Due to affiliate	(2,392,632)	(1,198,964)
Reinsurance balances payable	2,051,245	(40,438)
Current income taxes	2,451,699	(2,617,818)
Accrued expenses	(4,220,349)	(1,574,972)
Other, net	384,493	701,116

Net adjustments	3,094,956	16,881,615

Net cash provided by operating activities	7,652,384	29,758,875

Cash Flows from Investing Activities:
Purchases of fixed maturities:
Available for sale	(72,564,308)	(140,777,988)
Purchases of equity securities, available for sale	(13,404,392)	(6,719,729)
Maturity of fixed maturities:
Held to maturity	18,252,970	41,489,000
Available for sale	22,158,494	28,598,054
Sales of fixed maturities:
Available for sale	10,037,415	13,063,738
Sales of equity securities, available for sale	13,070,887	7,568,765
Payments to Sheboygan policyholders	(5,556,650)	—
Net increase in investment in affiliates	(92,691)	(37,328)
Net purchases of property and equipment	(666,968)	(724,741)
Net sale of short-term investments	31,642,178	31,964,272

Net cash provided by (used in) investing activities	2,876,935	(25,575,957)

Cash Flows from Financing Activities:
Cash dividends paid	(5,400,717)	(4,816,311)
Issuance of common stock	720,816	2,257,420
Purchase of treasury stock	(198,879)	(2,377,464)
Tax benefit on exercise of stock options	—	631,757

Net cash used in financing activities	(4,878,780)	(4,304,598)

Net increase (decrease) in cash	5,650,539	(121,680)
Cash at beginning of period	1,830,954	4,289,365

Cash at end of period	$7,481,493	$4,167,685

Cash paid during period — Interest	$481,430	$1,247,307
Net cash (recovered) paid during period — Taxes	$(1,751,090)	$6,125,000
See accompanying notes to consolidated financial statements.

DONEGAL GROUP INC. AND SUBSIDIARIES
(Unaudited)
Notes to Consolidated Financial Statements
1 — Organization
     Donegal Mutual Insurance Company (“Donegal Mutual”) organized us as a downstream insurance holding company on August 26, 1986. Our six insurance subsidiaries and Donegal Mutual conduct business as the Donegal Insurance Group. The Donegal Insurance Group writes personal and commercial lines of property and casualty insurance exclusively through a network of independent insurance agents in 18 Mid-Atlantic, Midwest and Southern states. The personal lines products consist primarily of homeowners and private passenger automobile policies. The commercial lines products consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies.
     Our insurance subsidiaries are Atlantic States Insurance Company (“Atlantic States”), Southern Insurance Company of Virginia (“Southern”), Le Mars Insurance Company (“Le Mars”), the Peninsula Insurance Group (“Peninsula”) which consists of Peninsula Indemnity Company and The Peninsula Insurance Company, and Sheboygan Falls Insurance Company (“Sheboygan”). We also own approximately 48% of the outstanding stock of Donegal Financial Services Corporation (“DFSC”), a thrift holding company that owns Province Bank FSB. Donegal Mutual owns the remaining approximately 52% of the outstanding stock of DFSC.
     At June 30, 2009, Donegal Mutual held approximately 42% of our outstanding Class A common stock and approximately 75% of our outstanding Class B common stock.
     Atlantic States and Donegal Mutual are parties to a pooling agreement under which each company places all of its direct written business in the pool and both companies proportionately share the underwriting results of the pool, excluding certain reinsurance assumed by Donegal Mutual from our five other insurance subsidiaries. From July 1, 2000 through February 29, 2008, Atlantic States had a 70% share of the results of the pool, and Donegal Mutual had a 30% share of the results of the pool. Effective March 1, 2008, Donegal Mutual and Atlantic States amended the pooling agreement to increase Atlantic States’ share of the results of the pool to 80% and to decrease Donegal Mutual’s share of the pool to 20%. In connection with this amendment to the pooling agreement, Donegal Mutual transferred approximately $11.9 million in cash and net liabilities to Atlantic States. See Note 4 — Reinsurance for more information regarding the pooling agreement.
     On March 7, 2007, our board of directors authorized a share repurchase program, pursuant to which we may purchase up to 500,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of Securities and Exchange Commission (“SEC”) Rule 10b-18 and in privately negotiated transactions. We purchased 11,000 and 52,031 shares of our Class A common stock under this program during the three months ended June 30, 2009 and 2008, respectively. We purchased 14,000 and 140,243 shares of our Class A common stock under this program during the six months ended June 30, 2009 and 2008, respectively. We have purchased a total of 494,769 shares of our Class A common stock under this program through June 30, 2009.
     In June 2007, Donegal Mutual consummated an affiliation with Sheboygan. As part of the affiliation, Donegal Mutual made a $3.5 million contribution note investment in Sheboygan. During 2008, Sheboygan’s board of directors adopted a plan of conversion to convert to a stock insurance company. Following policyholder and regulatory approval of the plan of conversion, we acquired Sheboygan as of December 1, 2008 for approximately $12.0 million in cash, including payment of the contribution note and accrued interest to Donegal Mutual. Sheboygan’s results of operations have been included in our consolidated results since December 1, 2008.
     On February 23, 2009, our board of directors authorized a share repurchase program, pursuant to which we may purchase up to 300,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the six months ended June 30, 2009.

2 — Basis of Presentation
     Our financial information for the interim periods included in this Form 10-Q Report is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of our management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods included in this Form 10-Q Report. Our results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results of operations we expect for the year ending December 31, 2009.
     You should read these interim financial statements in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2008. As indicated in Note 22 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, we discovered an immaterial error in the amount recorded for losses and loss expenses incurred for the second quarter of 2008. We adjusted our 2008 financial information included in this Form 10-Q Report to correct this error.
3 — Earnings Per Share
     We have two classes of common stock, which we refer to as our Class A common stock and our Class B common stock. Our certificate of incorporation provides that whenever our board of directors declares a dividend on our Class B common stock, our board of directors must also declare a dividend on our Class A common stock that is payable at the same time to holders as of the same record date at a rate that is at least 10% greater than the rate at which our board of directors declared the dividend on our Class B common stock. Accordingly, we use the two-class method to compute our earnings per common share pursuant to Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share.” The two-class method is an earnings allocation formula that determines earnings per share separately for each class of common stock based on dividends declared and an allocation of the remaining undistributed earnings using a participation percentage that reflects the dividend rights of each class. The table below presents a reconciliation of the numerators and denominators we use to compute basic and diluted net income per share for each class of stock:
For the Three Months Ended June 30:

	(in thousands, except per share data)
	2009		2008
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of net income	$3,507	$881	$5,048	$1,270

Denominator:
Weighted-average shares outstanding	19,898,680	5,576,775	19,879,304	5,576,775

Basic net income per share	$0.18	$0.16	$0.25	$0.23

Diluted net income per share:
Numerator:
Allocation of net income	$3,507	$881	$5,048	$1,270

Denominator:
Number of shares used in basic computation	19,898,680	5,576,775	19,879,304	5,576,775
Weighted-average effect of dilutive securities
Director and employee stock options	—	—	77,297	—

Number of shares used in per share computations	19,898,680	5,576,775	19,956,601	5,576,775

Diluted net income per share	$0.18	$0.16	$0.25	$0.23

For the Six Months Ended June 30:

	(in thousands, except per share data)
	2009		2008
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of net income	$3,642	$915	$10,270	$2,607

Denominator:
Weighted-average shares outstanding	19,891,096	5,576,775	19,833,576	5,576,775

Basic net income per share	$0.18	$0.16	$0.52	$0.47

Diluted net income per share:
Numerator:
Allocation of net income	$3,642	$915	$10,270	$2,607

Denominator:
Number of shares used in basic computation	19,891,096	5,576,775	19,833,576	5,576,775
Weighted-average effect of dilutive securities
Director and employee stock options	—	—	110,064	—

Number of shares used in per share computations	19,891,096	5,576,775	19,943,640	5,576,775

Diluted net income per share	$0.18	$0.16	$0.52	$0.47

     We did not include options to purchase the following number of shares of Class A common stock in our computation of diluted earnings per share because the exercise price of the options was greater than the average market price during the relevant period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Number of shares	3,413,932	1,025,500	3,423,432	1,032,667

4 — Reinsurance
     Atlantic States has participated in a pooling agreement with Donegal Mutual since 1986 under which each company places all of its direct written business into the pool, and Atlantic States and Donegal Mutual then share the underwriting results of the pool in accordance with the terms of the pooling agreement. From July 1, 2000 through February 29, 2008, Atlantic States had a 70% share of the results of the pool, and Donegal Mutual had a 30% share of the results of the pool. Effective March 1, 2008, Donegal Mutual and Atlantic States amended the pooling agreement to increase Atlantic States’ share of the results of the pool to 80%. Donegal Mutual transferred approximately $11.9 million of cash and net liabilities to Atlantic States in connection with this amendment to the pooling agreement as of March 1, 2008 as follows:

(in thousands)

Unearned premiums (net of reinsurance)	$13,626
Less: Ceding commissions	(1,709)

Net liabilities transferred	$11,917

     Atlantic States, Southern and Donegal Mutual purchase third-party reinsurance on a combined basis. Le Mars, Peninsula and Sheboygan have separate third-party reinsurance programs that provide similar types of coverage and that are commensurate with their relative size and risk exposures. Our insurance subsidiaries place reinsurance with various reinsurers, all of which, consistent with Donegal Insurance Group’s requirements, have an A.M. Best rating of A- (Excellent) or better or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A- rating. The following information relates to the external reinsurance Atlantic States, Southern and Donegal Mutual have in place during 2009 and 2008:

•	excess of loss reinsurance, under which losses are automatically reinsured, through a series of reinsurance agreements, over a set retention ($750,000 and $600,000 for 2009 and 2008, respectively), and

•	catastrophe reinsurance, under which Donegal Mutual, Atlantic States and Southern recover, through a series of reinsurance agreements, 100% of an accumulation of many losses resulting from a single event, including natural disasters, over a set retention ($3.0 million for 2009 and 2008).
     Our insurance subsidiaries and Donegal Mutual also purchase facultative reinsurance to cover exposures from losses that exceed the limits provided by their reinsurance agreements with third parties.
     In addition to the pooling agreement and third-party reinsurance, our insurance subsidiaries have various reinsurance agreements with Donegal Mutual.
     We renewed our 2009 reinsurance program at rates comparable to 2008, largely attributable to our decision to increase our excess of loss reinsurance retention from $600,000 to $750,000 effective January 1, 2009. We made no other significant changes to our third-party reinsurance or other reinsurance agreements between our insurance subsidiaries and Donegal Mutual during the six months ended June 30, 2009.
5 — Investments
     The amortized cost and estimated fair values of our fixed maturities and equity securities at June 30, 2009 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$2,000	$99	$—	$2,099
Obligations of states and political subdivisions	66,063	2,116	149	68,030
Corporate securities	8,342	40	98	8,284
Residential mortgage-backed securities	4,962	88	—	5,050

Totals	$81,367	$2,343	$247	$83,463

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$17,667	$113	$442	$17,338
Obligations of states and political subdivisions	363,867	8,113	4,782	367,198
Corporate securities	28,625	578	260	28,943
Residential mortgage-backed securities	78,593	2,304	71	80,826

Fixed maturities	488,752	11,108	5,555	494,305
Equity securities	3,398	2,976	479	5,895

Totals	$492,150	$14,084	$6,034	$500,200

     The amortized cost and estimated fair values of our fixed maturities and equity securities at December 31, 2008 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$8,517	$176	$—	$8,693
Obligations of states and political subdivisions	76,451	1,955	231	78,175
Corporate securities	8,342	57	392	8,007
Residential mortgage-backed securities	6,568	35	29	6,574

Totals	$99,878	$2,223	$652	$101,449

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$6,526	$105	$—	$6,631
Obligations of states and political subdivisions	341,663	5,321	9,981	337,003
Corporate securities	24,518	208	790	23,936
Residential mortgage-backed securities	76,304	1,960	18	78,246

Fixed maturities	449,011	7,594	10,789	445,816
Equity securities	2,939	3,015	59	5,895

Totals	$451,950	$10,609	$10,848	$451,711

     The amortized cost and estimated fair value of our fixed maturities at June 30, 2009, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
	Cost	Value
	(in thousands)
Held to maturity
Due in one year or less	$6,601	$6,587
Due after one year through five years	6,017	6,130
Due after five years through ten years	60,427	62,350
Due after ten years	3,360	3,346
Residential mortgage-backed securities	4,962	5,050

Total held to maturity	$81,367	$83,463

Available for sale
Due in one year or less	$14,389	$14,604
Due after one year through five years	77,294	79,578
Due after five years through ten years	116,297	118,493
Due after ten years	202,179	200,804
Residential mortgage-backed securities	78,593	80,826

Total available for sale	$488,752	$494,305

     Gross realized gains and losses from investments before applicable income taxes are as follows:

	Six Months Ended
	June 30,
	2009	2008
	(in thousands)

Gross realized gains:
Fixed maturities	$133	$651
Equity securities	619	337

	$752	$988

Gross realized losses:
Fixed maturities	$1	$—
Equity securities	47	966

	48	966

Net realized gains (losses)	$704	$22

     We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at June 30, 2009 as follows:

	Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$11,178	$442	$—	$—
Obligations of states and political subdivisions	88,902	3,070	52,930	1,862
Corporate securities	6,175	169	2,074	188
Residential mortgage-backed securities	5,173	65	537	6
Equity securities	1,563	479	—	—

Total	$112,991	$4,225	$55,541	$2,056

     We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at December 31, 2008 as follows:

	Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(in thousands)

Obligations of states and political subdivisions	$117,360	$6,881	$65,627	$3,331
Corporate securities	16,781	449	2,536	733
Residential mortgage-backed securities	2,925	24	2,929	23
Equity securities	484	59	—	—

Total	$137,550	$7,413	$71,092	$4,087

     Of our total fixed maturity securities with an unrealized loss at June 30, 2009, we classified 135 securities with a fair value of $154.0 million and an unrealized loss of $5.6 million as available-for-sale and carried them at fair value on our balance sheet, while we classified 11 securities with a fair value of $12.9 million and an unrealized loss of $246,568 as held-to-maturity on our balance sheet and carried them at amortized cost.
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
     We have no direct exposure to sub-prime residential mortgage-backed securities and hold no collateralized debt obligations. Substantially all of the unrealized losses in our fixed maturity investment portfolio have resulted from general market conditions and the related impact on our fixed maturity investment valuations. We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, when we consider the decline in value of an individual investment to be other than temporary, we write the investment down to its fair value, and we reflect the amount of the write-down as a realized loss in our results of operations. We individually monitor all investments for other-than-temporary declines in value. Generally, if an individual equity security has depreciated in value by more than 20% of original cost, and has been in such an unrealized loss position for more than six months, we assume there has been an other-than-temporary decline in value. We held three equity securities that were in an unrealized loss position at June 30, 2009. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we consider these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the security prior to recovery. If it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. To determine whether a credit loss has occurred, we compare the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider a credit loss to have occurred. If we consider a credit loss to have occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including the fair value of the investment being significantly below its cost, whether the financial condition of the issuer of a security is deteriorating, the occurrence of industry, company and geographic events that have negatively impacted the value of a security and rating agency downgrades. We determined that no investments trading below cost had declined on an other-than-temporary basis during the first six months of 2009. We determined that certain investments trading below cost had declined on an other-than-temporary basis and included losses of $851,085 in our results of operations for these investments during the first six months of 2008.
     We amortize premiums and discounts on debt securities over the life of the security as an adjustment to yield using the effective interest method. We compute realized investment gains and losses using the specific identification method.
     We amortize premiums and discounts for mortgage-backed debt securities using anticipated prepayments.
     We account for investments in affiliates using the equity method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Under the equity method, we record our investment at cost, with adjustments for our share of affiliate earnings and losses as well as changes in affiliate equity due to unrealized gains and losses.

6 — Segment Information
     We evaluate the performance of our personal lines and commercial lines segments based upon the underwriting results of our insurance subsidiaries as determined under statutory accounting principles prescribed or permitted by various state insurance departments (“SAP”). Our management uses SAP to measure the performance of our insurance subsidiaries instead of United States generally accepted accounting principles (“GAAP”). Financial data by segment is as follows:

	Three Months Ended
	June 30,
	2009	2008
	(in thousands)

Revenues:
Premiums earned:
Commercial lines	$28,065	$30,988
Personal lines	59,604	56,341

Net premiums earned	87,669	87,329
GAAP adjustments	(129)	—

GAAP premiums earned	87,540	87,329
Net investment income	5,266	5,794
Realized investment gains (losses)	445	(674)
Other	1,544	1,522

Total revenues	$94,795	$93,971

Income before income taxes:
Underwriting income (loss):
Commercial lines	$1,603	$3,343
Personal lines	(4,362)	(2,633)

SAP underwriting income (loss)	(2,759)	710
GAAP adjustments	1,143	1,398

GAAP underwriting income (loss)	(1,616)	2,108
Net investment income	5,266	5,794
Realized investment gains (losses)	445	(674)
Other	1,039	590

Income before income taxes	$5,134	$7,818

	Six Months Ended
	June 30,
	2009	2008
	(in thousands)

Revenues:
Premiums earned:
Commercial lines	$57,324	$59,836
Personal lines	119,011	109,501

Net premiums earned	176,335	169,337
GAAP adjustments	(445)	—

GAAP premiums earned	175,890	169,337
Net investment income	10,624	11,486
Realized investment gains	704	22
Other	3,064	2,918

Total revenues	$190,282	$183,763

Income before income taxes:
Underwriting income (loss):
Commercial lines	$2,021	$6,459
Personal lines	(10,229)	(7,065)

SAP underwriting loss	(8,208)	(606)
GAAP adjustments (1)	1,339	4,544

GAAP underwriting income (loss)	(6,869)	3,938
Net investment income	10,624	11,486
Realized investment gains	704	22
Other	887	875

Income before income taxes	$5,346	$16,321

(1)	GAAP adjustments for the six months ended June 30, 2008 included an increase in deferred acquisition costs, which offset the ceding commissions that we included in the transfer of net liabilities from Donegal Mutual discussed in Note 4 — Reinsurance.
7 — Subordinated Debentures
     On October 29, 2003, we received $10.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on October 29, 2033 and are callable at our option, at par, after October 29, 2008. The debentures carry an interest rate equal to the three-month LIBOR rate plus 3.85%, which is adjustable quarterly. At June 30, 2009, the interest rate on the debentures was 4.90%.
     On May 24, 2004, we received $5.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on May 24, 2034 and are callable at our option, at par, after May 24, 2009. The debentures carry an interest rate equal to the three-month LIBOR rate plus 3.85%, which is adjustable quarterly. At June 30, 2009, the interest rate on the debentures was 4.51%.
8 — Share—Based Compensation
     Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” which requires the measurement of all share-based payments to employees, including grants of stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. In determining the expense we recorded for stock options granted to directors and employees of our subsidiaries and affiliates other than Donegal Mutual, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The significant assumptions we utilized in applying the Black-Scholes option pricing model are the risk-free interest rate, expected term, dividend yield and expected volatility.

     Under SFAS No. 123(R), the compensation expense for our stock compensation plans that we charged against income before income taxes was $48,691 and $43,070 for the three months ended June 30, 2009 and 2008, respectively, with a corresponding income tax benefit of $17,042 and $15,075, respectively. The compensation expense for our stock compensation plans that we charged against income before income taxes was $110,391 and $86,696 for the six months ended June 30, 2009 and 2008, respectively, with a corresponding income tax benefit of $38,637 and $30,344, respectively. As of June 30, 2009, our total unrecognized compensation cost related to nonvested share-based compensation granted under our stock compensation plans was $133,521. We expect to recognize this cost over a weighted average period of 2.6 years.
     SFAS No. 123(R) does not establish accounting requirements for share-based compensation to nonemployees. We continue to account for share-based compensation to employees and directors of Donegal Mutual under the provisions of FIN No. 44 and EITF 00-23, which state that when we grant share-based compensation to employees of a controlling entity, we should measure the fair value of the award at the grant date and recognize the fair value as a dividend to the controlling entity. These provisions apply to options we granted to employees and directors of Donegal Mutual, the employer of a majority of the employees that provide services to us. We recorded implied dividends of $5,298 and $0 for the three months ended June 30, 2009 and 2008, respectively. We recorded implied dividends of $32,923 and $39,964 for the six months ended June 30, 2009 and 2008, respectively.
     We received cash from option exercises under all stock compensation plans for the three months ended June 30, 2009 and 2008 of $0 and $104,845, respectively. We realized tax benefits for the tax deductions from option exercises of share-based compensation of $0 and $6,824 for the three months ended June 30, 2009 and 2008, respectively. We received cash from option exercises under all stock compensation plans for the six months ended June 30, 2009 and 2008 of $0 and $1,449,643, respectively. We realized tax benefits for the tax deductions from option exercises of share-based compensation of $0 and $631,757 for the six months ended June 30, 2009 and 2008, respectively.
9 — Fair Value Measurements
     As of January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under GAAP and requires expanded disclosures about fair value measurements. SFAS No. 157 establishes a hierarchy that ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires financial assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:
     Level 1 — quoted prices in active markets for identical assets and liabilities;
     Level 2 — directly or indirectly observable inputs other than Level 1 quoted prices; and
     Level 3 — unobservable inputs not corroborated by market data.
     For investments that have quoted market prices in active markets, we use the quoted market price as fair value and include these investments in Level 1 of the fair value hierarchy. We classify publicly traded equity securities as Level 1. When quoted market prices in active markets are not available, we base fair values on quoted market prices of comparable instruments or broker quotes we obtain from independent pricing services through a bank trustee. We classify our fixed maturity investments as Level 2. Our fixed maturity investments consist of U.S. Treasury securities and obligations of U.S, government corporations and agencies, obligations of states and political subdivisions, corporate securities and residential mortgage-backed securities. We had no investments classified as Level 3 at June 30, 2009.
     We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if the security was sold in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values for our fixed maturity and equity investments. We generally obtain one price per security. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements using proprietary pricing applications, which include available relevant market information, benchmark yields, sector curves and matrix pricing. The pricing services do not use broker quotes in determining the fair values of our investments. We review the estimates of fair value provided by the pricing services to determine if the estimates obtained are representative of market prices based upon our general knowledge of the market, our research findings related to unusual fluctuations in value and our comparison of such values to execution prices for similar securities. As of June 30, 2009 and 2008, we received one estimate per security from one of the pricing services and we priced all but an insignificant amount of our fixed maturity and equity investments using those prices. In our review of the estimates provided by the pricing services as of June 30, 2009 and December 31, 2008, we did not identify any discrepancies and we did not make any adjustments to the estimates the pricing services provided.
     We present our cash and short-term investments at estimated fair value. The carrying value in the balance sheet for premium and reinsurance receivables and payables approximate their fair values. The carrying amounts reported in the balance sheet for our subordinated debentures approximate their fair values due to their variable rate nature.
     We evaluate assets and liabilities on a recurring basis to determine the appropriate level at which to classify them for each reporting period. The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities as of June 30, 2009:

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$17,338	$—	$17,338	$—
Obligations of states and political subdivisions	367,198	—	367,198	—
Corporate securities	28,942		28,942
Residential mortgage-backed securities	80,827	—	80,827	—
Equity securities	5,895	4,852	1,043	—

Total	$500,200	$4,852	$495,348	$—

     The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities as of December 31, 2008:

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$6,630	$—	$6,630	$—
Obligations of states and political subdivisions	337,003	—	337,003	—
Corporate securities	23,936	—	23,936	—
Residential mortgage-backed securities	78,247	—	78,247	—
Equity securities	5,895	4,971	924	—

Total	$451,711	$4,971	$446,740	$—

10 — Income Taxes
     Effective January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” As of June 30, 2009 and June 30, 2008, respectively, we had no material unrecognized tax benefits or accrued interest and penalties. Our 2006 federal tax return is under audit, and tax years 2005, 2007 and 2008 remained open for examination as of June 30, 2009.

11 — Impact of New Accounting Standards
     In April 2009, the FASB issued FASB Staff Position (FSP) FAS 115-2 and Financial Accounting Standard (FAS) 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP FAS 115-2 and FAS 124-2 provide guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt and equity securities. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for interim and annual periods ending after March 15, 2009. Effective April 1, 2009, we adopted FSP FAS 115-2 and FAS 124-2. For the interim period ended June 30, 2009, there was no cumulative effect adjustment as all securities determined to be other-than-temporary-impaired in previous periods have been sold. Beginning on April 1, 2009, we analyzed our debt securities for other-than-temporary-impairment adjustments using guidance in FSP FAS 115-2 and FAS 124-2.
     In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides guidelines for making fair value measurements that are more consistent with the principles presented in SFAS No. 157, “Fair Value Measurements.” FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for interim and annual periods ending after March 15, 2009. Effective April 1, 2009, we adopted FSP FAS 157-4. The adoption of FSP FAS 157-4 expanded certain fair value disclosures but had no effect on our results of operations, financial condition or liquidity.
     In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amend FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim periods as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 30, 2009, with early adoption permitted for interim and annual periods ending after March 15, 2009. Effective June 30, 2009, we adopted FSP FAS 107-1 and APB 28-1. Footnote 9 includes the disclosures required by FSP FAS 107-1 and APB 28-1.
     In May 2009, the FASB issued FAS 165, “Subsequent Events”. FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS165 is effective for interim and annual periods ending after June 15, 2009. Effective June 30, 2009, we adopted FAS 165. We have evaluated subsequent events for potential recognition or disclosure through August 7, 2009, the date we issued the consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
     Our insurance subsidiaries make estimates and assumptions that can have a significant effect on amounts and disclosures that we report in our financial statements. The most significant estimates relate to our insurance subsidiaries’ reserves for property and casualty insurance unpaid losses and loss expenses, valuation of investments and determination of other-than-temporary impairment in the value of investments and policy acquisition costs. While we believe our estimates and the estimates of our insurance subsidiaries are appropriate, the ultimate amounts may differ from the amounts estimated. We regularly review these estimates and reflect any adjustment considered necessary in our current results of operations.

Liability for Unpaid Losses and Loss Expenses
     Liabilities for unpaid losses and loss expenses are estimates at a given point in time of the amounts an insurer expects to pay with respect to policyholder claims based on facts and circumstances then known. An insurer recognizes at the time of establishing its estimates that its ultimate liability for unpaid losses and loss expenses will exceed or be less than those estimates. Our insurance subsidiaries base their estimates of liabilities for unpaid losses and loss expenses on assumptions as to future loss trends and expected claims severity, judicial theories of liability and other factors, including prevailing economic conditions. However, during the loss adjustment period, our insurance subsidiaries may learn additional facts regarding individual claims, and, consequently, it often becomes necessary for our insurance subsidiaries to adjust their estimates of liability. Our insurance subsidiaries reflect any adjustments to their liabilities for unpaid losses and loss expenses in their results of operations for the period in which we change our estimates.
     Our insurance subsidiaries maintain liabilities for the payment of unpaid losses and loss expenses with respect to both reported and unreported claims. It is the intent of our insurance subsidiaries that their liabilities for loss expenses will cover the ultimate costs of settling all losses, including investigation and litigation costs from those losses. Our insurance subsidiaries base the amount of their liabilities for reported losses primarily upon a case-by-case evaluation of the type of risk involved, knowledge of the circumstances surrounding each claim and the provisions of our insurance policies relating to the type of loss. Our insurance subsidiaries determine the amount of their liabilities for unreported claims and loss expenses on the basis of historical information by line of insurance. Our insurance subsidiaries account for inflation in the reserving function through analysis of costs and trends and reviews of historical reserving results. Our insurance subsidiaries closely monitor their liabilities and recompute them periodically using new information on reported claims and a variety of statistical techniques. Our insurance subsidiaries do not discount their liabilities for unpaid losses and loss expenses.
     Our liability estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions as to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced a decrease in claims frequency on workers’ compensation claims during the past several years while claims severity has gradually increased. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on bodily injury claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include accurate measurement of the impact of rate changes and changes in policy provisions and consistency in the quality and characteristics of business written within a given line of business among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments they consider appropriate for those changes in their liabilities. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at June 30, 2009. For every 1% change in our estimate of our insurance subsidiaries’ liability for unpaid losses and loss expenses, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $1.7 million.
     The establishment of appropriate liabilities is an inherently uncertain process. There can be no assurance that the ultimate liability of our insurance subsidiaries will not exceed our insurance subsidiaries’ unpaid loss and loss expense reserves and have an adverse effect on our results of operations and financial condition. Furthermore, we cannot predict the timing, frequency and extent of adjustments to our insurance subsidiaries’ estimated future liabilities, since the historical conditions and events that serve as a basis for our insurance subsidiaries’ estimates of ultimate claim costs may change. As is the case for substantially all property and casualty insurance companies, our insurance subsidiaries have found it necessary in the past to increase their estimated future liabilities for unpaid losses and loss expenses in certain periods, and in other periods their estimates have exceeded their actual liabilities. Changes in our insurance subsidiaries’ estimate of their liability for unpaid losses and loss expenses generally reflect actual payments and the evaluation of information received since the prior reporting date.
     Excluding the impact of severe weather events, our insurance subsidiaries have noted slight downward trends in the number of claims incurred and the number of claims outstanding at period ends relative to their premium base in recent years across most of their lines of business. However, the amount of the average claim outstanding has increased gradually over the past several years as the property and casualty insurance industry has experienced increased litigation trends, periods in which economic conditions extended the estimated length of disabilities, increased medical loss cost trends and a general slowing of settlement rates in litigated claims. We may make adjustments in the future to reflect subsequent developments. However, on the basis of our insurance subsidiaries’ internal procedures, which analyze, among other things, their prior assumptions, their experience with similar cases and historical trends such as reserving patterns, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes, we believe that our insurance subsidiaries have made adequate provision for their liability for unpaid losses and loss expenses as of June 30, 2009.
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
     In addition, Donegal Mutual and our insurance subsidiaries, operating together as the Donegal Insurance Group share a combined business plan to achieve market penetration and underwriting profitability objectives. The products our insurance subsidiaries and Donegal Mutual offer are generally complementary, thereby allowing Donegal Insurance Group to offer a broader range of products to a given market and to expand Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account. Distinctions within the products of Donegal Mutual and our insurance subsidiaries generally relate to specific risk profiles targeted within similar classes of business, such as preferred tier products compared to standard tier products, but we do not allocate all of the standard risk gradients to one company. Therefore, the underwriting profitability of the business directly written by the individual companies will vary. However, as the risk characteristics of all business written directly by Donegal Mutual and Atlantic States are homogenized within the pool and each company shares the results according to each company’s participation level, each company realizes its pro rata share of the underwriting results of the pool.

     Our insurance subsidiaries’ unpaid liability for losses and loss expenses by major line of business as of June 30, 2009 and December 31, 2008 consisted of the following:

	June 30,	December 31,
	2009	2008
	(in thousands)

Commercial lines:
Automobile	$21,535	$19,758
Workers’ compensation	38,349	36,667
Commercial multi-peril	27,820	27,808
Other	1,627	1,893

Total commercial lines	89,331	86,126

Personal lines:
Automobile	63,619	60,939
Homeowners	11,159	11,796
Other	1,986	2,445

Total personal lines	76,764	75,180

Total commercial and personal lines	166,095	161,306
Plus reinsurance recoverable	83,402	78,503

Total liability for unpaid losses and loss expenses	$249,497	$239,809

     We have evaluated the effect on our insurance subsidiaries’ unpaid loss and loss expense reserves and our stockholders’ equity in the event of reasonably likely changes in the variables we considered in establishing the loss and loss expense reserves of our insurance subsidiaries. We established the range of reasonably likely changes based on a review of changes in accident year development by line of business and applied those changes to our insurance subsidiaries’ loss reserves as a whole. The selected range does not necessarily indicate what could be the potential best or worst case or the most likely scenario. The following table sets forth the estimated effect on our insurance subsidiaries’ unpaid loss and loss expense reserves and our stockholders’ equity in the event of reasonably likely changes in the variables considered in establishing loss and loss expense reserves:

	Adjusted Loss and
	Loss Expense	Percentage	Adjusted Loss and	Percentage
Change in Loss	Reserves Net of	Change	Loss Expense	Change
and Loss Expense	Reinsurance as of	in Equity as of	Reserves Net of	in Equity as of
Reserves Net of	June 30,	June 30,	Reinsurance as of	December 31,
Reinsurance	2009	2009(1)	December 31, 2008	2008(1)
(dollars in thousands)
(10.0)%	$149,486	2.9%	$145,175	2.9%
(7.5)	153,638	2.2	149,208	2.2
(5.0)	157,790	1.5	153,241	1.4
(2.5)	161,943	0.7	157,273	0.7
Base	166,095	—	161,306	—
2.5	170,247	-0.7	165,339	-0.7
5.0	174,400	-1.5	169,371	-1.4
7.5	178,552	-2.2	173,404	-2.2
10.0	182,705	-2.9	177,437	-2.9

(1)	Net of income tax effect.

Investments
     We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, when we consider the decline in value of an individual investment to be other than temporary, we write down the investment to its fair value, and we reflect the amount of the write-down as a realized loss in our results of operations. We individually monitor all investments for other-than-temporary declines in value. Generally, if an individual equity security has depreciated in value by more than 20% of original cost, and has been in such an unrealized loss position for more than six months, we assume there has been an other-than-temporary decline in value. We held three equity securities that were in an unrealized loss position at June 30, 2009. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we consider these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the security prior to recovery. If it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. To determine whether a credit loss has occurred, we compare the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider a credit loss to have occurred. If we consider a credit loss to have occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including the fair value of the investment being significantly below its cost, whether the financial condition of the issuer of a security is deteriorating, the occurrence of industry, company and geographic events that have negatively impacted the value of a security and rating agency downgrades. We determined that no investments trading below cost had declined on an other-than-temporary basis during the first six months of 2009. We determined that certain investments trading below cost had declined on an other-than-temporary basis and included losses of $851,085 in our results of operations for these investments during the first six months of 2008.
     We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if the security was sold in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values for our fixed maturity and equity investments. We generally obtain one price per security. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements using proprietary pricing applications, which include available relevant market information, benchmark yields, sector curves and matrix pricing. The pricing services do not use broker quotes in determining the fair values of our investments. We review the estimates of fair value provided by the pricing services to determine if the estimates obtained are representative of market prices based upon our general knowledge of the market, our research findings related to unusual fluctuations in value and our comparison of such values to execution prices for similar securities. As of June 30, 2009 and December 31,2008, we received one estimate per security from one of the pricing services and we priced all but an insignificant amount of our fixed maturity and equity investments using those prices. In our review of the estimates provided by the pricing services as of June 30, 2009 and December 31, 2008, we did not identify any discrepancies and we did not make any adjustments to the estimates the pricing services provided.
Policy Acquisition Costs
     Our insurance subsidiaries defer their policy acquisition costs, consisting primarily of commissions, premium taxes and certain other underwriting costs that vary with and are primarily related to the production of business. We amortize these costs over the period in which our insurance subsidiaries earn the related premiums. The method we follow in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premiums to be earned, related investment income, losses and loss expenses and certain other costs we expect to incur as our insurance subsidiaries earn the premiums.

Results of Operations — Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
     Net Premiums Written. Net premiums written for the three months ended June 30, 2009 were $93.6 million, a decrease of $907,727, or 1.0%, from the $94.5 million of net premiums written for the comparable period in 2008. Personal lines net premiums written increased $3.2 million, or 5.2%, in the second quarter of 2009 compared to the comparable period in 2008. Commercial lines net premiums written decreased $4.1 million, or 12.4%, in the second quarter of 2009 compared to the comparable period in 2008 primarily because of competitive conditions in this market during an uncertain economy.
     Net Premiums Earned. Net premiums earned increased to $87.5 million for the second quarter of 2009, an increase of $211,150, or .2%, over the second quarter of 2008. Our insurance subsidiaries earn premiums and recognize them as revenue over the terms of their policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding twelve-month period compared to the comparable period one year earlier.
     Investment Income. For the three months ended June 30, 2009, our net investment income decreased to $5.3 million, compared to $5.8 million for the comparable period one year ago. An increase in our average invested assets from $624.3 million in the second quarter of 2008 to $635.1 million in the second quarter of 2009 was offset by a decrease in our annualized average return to 3.3% in 2009, compared to 3.7% in 2008. The decrease in our annualized average rate of return on investments was primarily due to increased holdings of lower-yielding tax-exempt municipal bonds and short-term U.S. Treasury securities during the second quarter of 2009.
     Net Realized Investment Gains (Losses). Net realized investment gains in the second quarter of 2009 were $445,140, compared to net realized investment losses of $673,627 for the comparable period in 2008. We did not recognize any impairment losses during the second quarter of 2009. During the second quarter of 2008, we included impairment losses of $779,585 in net realized investment gains (losses).
     Losses and Loss Expenses. Our loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, for the second quarter of 2009 was 70.7%, an increase from our 64.5% loss ratio for the second quarter of 2008. We experienced weather-related losses of $8 million after reinsurance, adverse prior-accident-year loss reserve development of approximately $3.2 million and the impact of two large workers’ compensation claims that totaled $1.2 million after reinsurance in the second quarter of 2009. Our commercial lines loss ratio increased to 64.0% for the second quarter of 2009, compared to 56.4% for the second quarter of 2008, primarily due to increases in our commercial automobile and workers’ compensation loss ratios. Our personal lines loss ratio increased to 74.0% for the second quarter of 2009, compared to 69.5% for the second quarter of 2008, primarily due to increases in our homeowners and private passenger automobile loss ratios.
     Underwriting Expenses. Our expense ratio, which is the ratio of policy acquisition costs and other underwriting expenses to premiums earned, for the second quarters of 2009 and 2008 were 31.0% and 32.8%, respectively. Our expense ratio for the second quarter of 2009 reflected decreased expenses incurred for underwriting-based incentive compensation costs as a result of our higher loss ratio compared to the comparable period in 2008 and the cost reduction initiatives we began in 2008.
     Combined Ratio. Our combined ratio was 101.8% and 97.6% for the three months ended June 30, 2009 and 2008, respectively. Our combined ratio represents the sum of our loss ratio, expense ratio and dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned.
     Interest Expense. Interest expense for the second quarter of 2009 was $198,467 compared to $534,240 for the second quarter of 2008. The lower interest expense in the 2009 period reflected the decrease in average interest rates on our subordinated debentures in the second quarter of 2009 compared to the comparable period in 2008 and the redemption of $15 million of subordinated debentures in August 2008.
     Income Taxes. Income tax expense was $745,904 for the second quarter of 2009, representing an effective tax rate of 14.5%, compared to $1.5 million for the second quarter of 2008, representing an effective tax rate of 19.2%. The change in effective tax rates is primarily due to tax-exempt interest income representing a greater proportion of net income before taxes in the second quarter of 2009 compared to the comparable period in 2008.

     Net Income and Earnings Per Share. Our net income for the second quarter of 2009 was $4.4 million, or $.18 per share of Class A common stock on a diluted basis and $.16 per share of Class B common stock, compared to net income of $6.3 million, or $.25 per share of Class A common stock on a diluted basis and $.23 per share of Class B common stock, reported for the second quarter of 2008. Our fully diluted Class A shares outstanding for the second quarter of 2008 decreased slightly to 19.9 million, compared to 20.0 million for the second quarter of 2008, as a result of our repurchase of treasury stock. We had 5.6 million Class B shares outstanding for both periods.
Results of Operations — Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
     Net Premiums Written. Net premiums written for the six months ended June 30, 2009 were $181.6 million, a decrease of $12.6 million, or 6.5%, over the comparable period in 2008. Net premiums written for the first half of 2008 included a $13.6 million transfer of unearned premiums related to the change in the pooling agreement between Atlantic States and Donegal Mutual effective March 1, 2008. Commercial lines net premiums written decreased $12.3 million, or 17.0%, in the first half of 2009 compared to the comparable period in 2008 primarily because of competitive conditions in this market during an uncertain economy. Personal lines net premiums written in 2009 were unchanged compared to the comparable period in 2008.
     Net Premiums Earned. Net premiums earned increased to $175.9 million for the first half of 2009, an increase of $6.6 million, or 3.9%, over the first half of 2008. Premiums are earned, or recognized as revenue, over the terms of our policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding twelve-month period compared to the comparable period one year earlier.
     Investment Income. For the six months ended June 30, 2009, our net investment income decreased to $10.6 million, compared to $11.5 million for the comparable period one year ago. An increase in average invested assets from $612.0 million in the first half of 2008 to $631.4 million in the first half of 2009 was offset by a decrease in the annualized average rate of return on investments from 3.8% for the first half of 2008 to 3.4% for the first half of 2009. The decrease in our annualized average rate of return on investments was primarily due to increased holdings of lower-yielding tax-exempt municipal bonds and short-term U.S. Treasury securities during the first six months of 2009.
     Net Realized Investment Gains. Net realized investment gains in the first half of 2009 were $703,995, compared to $21,729 for the comparable period in 2008. We recognized no impairment charges in the first half of 2009, compared to impairment charges of $851,085 recognized in the first half of 2008. The impairment charges for 2008 were the result of declines in the market value of equity securities that we deemed to be other than temporary. The remaining net realized investment gains in both periods resulted from normal turnover of our investment portfolio.
     Losses and Loss Expenses. Our loss ratio in the first half of 2009 was 72.7%, compared to 65.0% in the first half of 2008. Losses and loss expenses increased for the first half of 2009, as we experienced significant weather-related claim activity and unfavorable prior-accident-year loss reserve development largely attributable to weather-related property claims compared to the first half of 2008. The commercial lines loss ratio increased to 65.8% in the first half of 2009, compared to 54.7% in the first half of 2008, primarily due to increases in the commercial automobile, workers’ compensation and commercial multi-peril loss ratios. The personal lines loss ratio increased from 71.1% in the first half of 2008 to 76.1% in the first half of 2009, primarily due to increases in our homeowners loss ratio.
     Underwriting Expenses. Our expense ratio for the first half of 2009 was 31.0%, compared to 32.3% in the first half of 2008. The expense ratio reflected decreased expenses incurred for underwriting-based incentive compensation costs as a result of higher loss ratios compared to the comparable period in 2008 and the cost reduction initiatives we began in 2008.
     Combined Ratio. Our combined ratio was 103.9% and 97.7% for the six months ended June 30, 2009 and 2008, respectively. The combined ratio represents the sum of the loss ratio, expense ratio and dividend ratio. The increase in the combined ratio was largely attributable to the increase in the loss ratio for the 2009 period compared to the 2008 period.
     Interest Expense. Interest expense for the first half of 2009 was $1.4 million, compared to $1.1 million for the first half of 2008. The higher interest expense in the 2009 period reflected approximately $974,000 related to interest and penalties on contested premium tax litigation, which was offset by a decrease in average interest rates on our subordinated debentures in the first six months of 2009 compared to the comparable period in 2008 and the redemption of $15 million of subordinated debentures in August 2008.
     Income Taxes. Income tax expense was $788,355 for the first half of 2009, representing an effective tax rate of 14.7%, compared to $3.4 million for the first half of 2008, representing an effective tax rate of 21.1%. The change in effective tax rates is primarily due to tax-exempt interest income representing a greater proportion of net income before taxes in the 2009 period compared to the 2008 period.
     Net Income and Earnings Per Share. Our net income for the first half of 2009 was $4.6 million, or $.18 per share of Class A common stock on a diluted basis and $.16 per share of Class B common stock, compared to our net income of $12.9 million, or $.52 per share of Class A common stock on a diluted basis and $.47 per share of Class B common stock, for the first half of 2008. We had 19.9 million diluted Class A shares and 5.6 million Class B shares outstanding for both periods.
Liquidity and Capital Resources
     Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as they arise. Our major sources of funds from operations are the net cash flows generated from our insurance subsidiaries’ underwriting results, investment income and maturing investments.
     We have historically generated sufficient net positive cash flow from our operations to fund our commitments and build our investment portfolio, thereby increasing future investment returns. The impact of the pooling agreement between Donegal Mutual and Atlantic States has historically been cash flow positive because of the consistent underwriting profitability of the pool. The pool is settled monthly, thereby resulting in cash flows substantially similar to cash flows that would result from the underwriting of direct business. We have not experienced any unusual variations in the timing of claim payments associated with the loss reserves of our insurance subsidiaries. We maintain significant liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. Our fixed-maturity investment portfolio is structured following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective, thereby providing an additional measure of liquidity to meet our obligations should an unexpected variation occur in the future. Net cash flows provided by operating activities in the first six months of 2009 and 2008 were $7.7 million and $29.8 million, respectively. The net cash flows provided by operating activities in the first six months of 2008 included an $11.9 million transfer of cash from Donegal Mutual discussed in Note 4 — Reinsurance.
     We maintain a credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a $35.0 million unsecured, revolving line of credit that will expire in July 2010. As of June 30, 2009, we have the ability to borrow $35.0 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus between 1.50% and 1.75%, depending on our leverage ratio. In addition, we pay a fee of 0.15% per annum on the loan commitment amount regardless of usage. The credit agreement requires our compliance with certain covenants, which include minimum levels of our net worth, leverage ratio and statutory surplus and the A.M. Best ratings of our insurance subsidiaries. During the six months ended June 30, 2009, we had no borrowings outstanding under the credit agreement, and we were in compliance with all requirements of the credit agreement.
     The following table shows our expected payments for significant contractual obligations as of June 30, 2009.

		Less
		than 1	1-3	4-5	After 5
	Total	year	years	years	years
	(in thousands)
Net liability for unpaid losses and loss expenses of our insurance subsidiaries	$166,095	$77,422	$73,323	$7,125	$8,225
Due to Sheboygan policyholders	1,287	1,287	—	—	—
Subordinated debentures	15,465	—	—	—	15,465

Total contractual obligations	$182,847	$78,709	$73,323	$7,125	$23,690

     We estimate the date of payment for the net liability for unpaid losses and loss expenses of our insurance subsidiaries based on historical experience and expectations of future payment patterns. The liability is shown net of reinsurance recoverable on unpaid losses and loss expenses to reflect expected future cash flows related to such liability. Amounts Atlantic States assumes from the pooling agreement with Donegal Mutual represent a substantial portion of our insurance subsidiaries’ gross liability for unpaid losses and loss expenses, and amounts Atlantic States cedes to the pooling agreement represent a substantial portion of our insurance subsidiaries’ reinsurance recoverable on unpaid losses and loss expenses. Cash settlement of Atlantic States’ assumed liability from the pool is included in monthly settlements of pooled activity, as we net amounts ceded to and assumed from the pool. Although Donegal Mutual and we do not anticipate any changes in the pool participation levels in the foreseeable future, any such change would be prospective in nature and therefore would not impact the timing of expected payments by Atlantic States’ for its percentage share of pooled losses occurring in periods prior to the effective date of such change.
     We estimate the date of payment for the subordinated debentures based on their contractual maturities. The debentures are redeemable at our option, at par, after five years from their issuance dates as discussed in Note 7 — Subordinated Debentures. The subordinated debentures carry interest rates that vary based upon the three-month LIBOR rate and adjust quarterly. Based upon the interest rates in effect as of June 30, 2009, our annual interest cost associated with the subordinated debentures is approximately $716,000. For every 1% change in the three-month LIBOR rate, the effect on our annual interest cost would be approximately $150,000.
     On March 7, 2007, our board of directors authorized a share repurchase program pursuant to which we may purchase up to 500,000 shares of our Class A common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. We purchased 11,000 and 52,031 shares of our Class A common stock under this program during the three months ended June 30, 2009 and 2008, respectively. We purchased 14,000 and 140,243 shares of our Class A common stock under this program during the six months ended June 30, 2009 and 2008, respectively. We have purchased a total of 494,769 shares of our Class A common stock under this program through June 30, 2009.
     On February 23, 2009, our board of directors authorized a share repurchase program, pursuant to which we may purchase up to 300,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program through June 30, 2009.
     On July 16, 2009, our board of directors declared quarterly cash dividends of 11.25 cents per share for our Class A common stock and 10.0 cents per share for our Class B common stock, payable August 17, 2009 to stockholders of record as of the close of business on August 3, 2009. There are no regulatory restrictions on the payment of dividends to our stockholders, although there are state law restrictions on the payment of annual dividends greater than 10% of statutory surplus by our insurance subsidiaries to us. Our insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis and require prior approval of the applicable domiciliary insurance regulatory authorities for dividends in excess of 10% of statutory surplus. Our insurance subsidiaries are subject to risk-based capital (“RBC”) requirements. At December 31, 2008, our insurance subsidiaries’ capital levels were each substantially above the applicable RBC requirements. At January 1, 2009, amounts available for distribution as dividends to us from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities were $18.4 million from Atlantic States, $1.6 million from Southern, $2.8 million from Le Mars, $3.9 million from Peninsula, and $0 from Sheboygan, all of which remained available at June 30, 2009.
     As of June 30, 2009, we had no material commitments for capital expenditures.
Equity Price Risk
     Our portfolio of marketable equity securities, which is carried on our consolidated balance sheets at estimated fair value, has exposure to the risk of loss resulting from an adverse change in prices. We manage this risk by performing an analysis of prospective investments and through regular reviews of our portfolio by our investment staff.

Credit Risk
     Our portfolio of fixed-maturity securities and, to a lesser extent, our portfolio of short-term investments is subject to credit risk, which we define as the potential loss in market value resulting from adverse changes in the borrower’s ability to repay the debt. We manage this risk by performing an analysis of prospective investments and through regular reviews of our portfolio by our investment staff. We also limit the percentage and amount of our total investment portfolio that we invest in the securities of any one issuer.
     Our insurance subsidiaries provide property and casualty insurance coverages through independent insurance agencies. We bill the majority of this business directly to the insured, although a portion of the commercial business is billed through agents to whom our insurance subsidiaries extend credit in the normal course of business.
     Because the pooling agreement does not relieve Atlantic States of primary liability as the originating insurer, Atlantic States is subject to a concentration of credit risk arising from business ceded to Donegal Mutual. Our insurance subsidiaries maintain reinsurance agreements with Donegal Mutual and with a number of other major unaffiliated authorized reinsurers.
Impact of Inflation
     We establish property and casualty insurance premium rates before we know the amount of unpaid losses and loss expenses or the extent to which inflation may impact such expenses. Consequently, our insurance subsidiaries attempt, in establishing rates, to anticipate the potential impact of inflation.

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
     Our investment mix has shifted slightly due to our continuing shift from taxable to tax-exempt fixed maturity investments during 2009. We have maintained approximately the same duration of our investment portfolio to our liabilities from December 31, 2008 to June 30, 2009.
     There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2008 through June 30, 2009.

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
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
     All statements contained in this report that are not historic facts are based on current expectations. Such statements are forward-looking in nature (as defined in the Private Securities Litigation Reform Act of 1995) and necessarily involve risks and uncertainties. Actual results could vary materially. The factors that could cause actual results to vary materially include, but are not limited to, our ability to maintain profitable operations, the adequacy of our reserves for unpaid losses and loss adjustment expenses, business and economic conditions in the areas in which we operate, conditions resulting from the ongoing recession in the United States, severe weather events, competition from various insurance and non-insurance businesses, terrorism, the availability and cost of reinsurance, legal and judicial developments, changes in regulatory requirements and other risks that we describe from time to time in our filings with the Securities and Exchange Commission. We disclaim any obligation to update such statements or to announce publicly the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Item 4T.	Controls and Procedures.
     Not applicable.

Part II. Other Information

Item 1.	Legal Proceedings.
     None.

Item 1A.	Risk Factors.
     Our business, results of operations and financial condition, and, therefore, the value of our Class A common stock and Class B common stock, are subject to a number of risks. For a description of certain risks, we refer to “Risk Factors” in our 2008 Annual Report on Form 10-K filed with the SEC on March 12, 2009. There have been no material changes during the six months ended June 30, 2009 in the risk factors disclosed in that Form 10-K Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(d) Maximum
Number (or
			(c) Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	(a) Total Number of	(b) Average	of Publicly	Be Purchased Under
	Shares (or Units)	Price Paid per	Announced Plans or	the Plans or
Period	Purchased	Share (or Unit)	Programs	Programs

Month #1	Class A — None	Class A — None	Class A — None
April 1-30, 2009	Class B — None	Class B — None	Class B — None

Month #2	Class A — 11,000	Class A — $14.64	Class A — 11,000	(1)
May 1-31, 2009	Class B — None	Class B — None	Class B — None

Month #3	Class A — None	Class A — None	Class A — None
June 1-30, 2009	Class B — None	Class B — None	Class B — None

	Class A — 11,000	Class A — $14.64	Class A — 11,000
Total	Class B — None	Class B — None	Class B — None

(1)	We purchased these shares pursuant to our announcement on March 7, 2007 that we will purchase up to 500,000 shares of our Class A common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. We may purchase up to 5,231 additional shares of our Class A common stock under this stock repurchase program. We announced on February 23, 2009 that we will purchase up to 300,000 shares of our Class A common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. We have not purchased any shares under this stock repurchase program during the period.

Item 3.	Defaults upon Senior Securities.
     None.

Item 4.	Submission of Matters to a Vote of Security Holders.
     We held our annual meeting of stockholders on April 16, 2009 (the “Meeting”), with the following results:
     The total number of votes represented at the Meeting in person or by proxy was 7,466,068 of the 7,563,682 votes for holders of common stock outstanding and entitled to vote at the Meeting.
     On the resolution to elect Jon M. Mahan, Donald H. Nikolaus and Richard D. Wampler, II as Class B Directors to serve until the expiration of their respective terms and until their successors are duly elected, the nominees for director received the number of votes set forth opposite their respective names below:

	Number of Votes
	For	Withheld
Jon M. Mahan	7,372,503	93,565
Donald H. Nikolaus	7,368,104	97,964
Richard D. Wampler, II	7,372,388	93,680
     There were no abstentions or broker non-votes. On the basis of the above vote, Jon M. Mahan, Donald H. Nikolaus and Richard D. Wampler, II were elected as Class B Directors to serve until the expiration of their respective terms and until their successors are duly elected.
     On the resolution to ratify our Audit Committee’s selection of KPMG, LLP as our independent registered public accounting firm for 2009, the resolution received 7,419,430 votes for the resolution, and 46,638 votes were withheld. On the basis of this vote, our stockholders ratified the Audit Committee’s selection of KPMG, LLP.

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

DONEGAL GROUP INC.
August 7, 2009	By:	/s/ Donald H. Nikolaus
Donald H. Nikolaus, President
and Chief Executive Officer

August 7, 2009	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Senior Vice President
and Chief Financial Officer