Form 10-Q
period 2009-09-30
DONEGAL GROUP INC
filed 2009-11-06
CIK 800457

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Yes ☐     No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,905,297 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on October 31, 2009.

Part I. Financial Information
Item 1. Financial Statements.
Donegal Group Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets

Investments
Fixed maturities
Held to maturity, at amortized cost	$78,540,210	$99,878,156
Available for sale, at fair value	527,575,236	445,815,749
Equity securities, available for sale, at fair value	8,416,214	5,894,975
Investments in affiliates	8,946,241	8,594,177
Short-term investments, at cost, which approximates fair value	39,849,131	71,952,469

Total investments	663,327,032	632,135,526
Cash	8,816,727	1,830,954
Accrued investment income	6,317,101	6,655,506
Premiums receivable	63,508,833	55,337,270
Reinsurance receivable	85,199,902	79,952,971
Deferred policy acquisition costs	31,783,916	29,541,281
Deferred tax asset, net	—	10,994,644
Prepaid reinsurance premiums	58,261,417	51,436,487
Property and equipment, net	6,725,115	6,686,684
Accounts receivable — securities	171,377	862,790
Federal income taxes recoverable	326,197	2,590,928
Other	2,003,950	2,083,995

Total assets	$926,441,567	$880,109,036

Liabilities and Stockholders’ Equity

Liabilities
Unpaid losses and loss expenses	$251,031,954	$239,809,276
Unearned premiums	247,159,135	229,013,929
Accrued expenses	10,662,679	14,149,754
Reinsurance balances payable	3,558,394	1,566,816
Cash dividends declared to stockholders	—	2,602,104
Deferred tax liability, net	518,041	—
Subordinated debentures	15,465,000	15,465,000
Accounts payable — securities	1,502,962	1,820,574
Due to affiliate	802,380	3,148,057
Drafts payable	1,651,336	876,210
Due to Sheboygan policyholders	1,166,776	6,843,454
Other	1,393,188	1,229,997

Total liabilities	534,911,845	516,525,171

Stockholders’ Equity
Preferred stock, $1.00 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 30,000,000 shares, issued 20,544,996 and 20,494,764 shares and outstanding 19,905,297 and 19,869,065 shares	205,450	204,948
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	164,134,080	163,136,938
Accumulated other comprehensive income	23,217,277	1,713,836
Retained earnings	212,825,904	207,182,253
Treasury stock	(8,909,481)	(8,710,602)

Total stockholders’ equity	391,529,722	363,583,865

Total liabilities and stockholders’ equity	$926,441,567	$880,109,036

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,
	2009	2008
Revenues:
Net premiums earned	$87,997,723	$88,170,757
Investment income, net of investment expenses	5,107,356	5,801,750
Net realized investment gains (losses)	189,230	(2,811,264)
Lease income	232,762	230,903
Installment payment fees	1,349,016	1,316,429

Total revenues	94,876,087	92,708,575

Expenses:
Net losses and loss expenses	58,609,247	54,700,316
Amortization of deferred policy acquisition costs	14,791,000	14,818,000
Other underwriting expenses	13,344,369	14,240,659
Policyholder dividends	251,573	437,470
Interest	185,315	398,855
Other expenses	329,330	314,642

Total expenses	87,510,834	84,909,942

Income before income tax expense	7,365,253	7,798,633
Income tax expense	620,402	1,528,212

Net income	$6,744,851	$6,270,421

Earnings per common share:
Class A common stock — basic	$0.27	$0.25

Class A common stock — diluted	$0.27	$0.25

Class B common stock — basic and diluted	$0.24	$0.23

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,
	2009	2008
Net income	$6,744,851	$6,270,421
Other comprehensive income (loss), net of tax
Unrealized income (loss) on securities:
Unrealized holding income (loss) during the period, net of income tax (benefit)	16,163,607	(9,172,698)
Reclassification adjustment, net of income tax	(122,999)	1,827,322

Other comprehensive income (loss)	16,040,608	(7,345,376)

Comprehensive income (loss)	$22,785,459	$(1,074,955)

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Revenues:
Net premiums earned	$263,887,611	$257,507,718
Investment income, net of investment expenses	15,731,106	17,287,476
Net realized investment gains (losses)	893,225	(2,789,535)
Lease income	689,096	705,198
Installment payment fees	3,957,392	3,760,768

Total revenues	285,158,430	276,471,625

Expenses:
Net losses and loss expenses	186,461,543	164,849,522
Amortization of deferred policy acquisition costs	44,158,000	43,109,000
Other underwriting expenses	38,548,332	40,711,661
Policyholder dividends	586,784	924,537
Interest	1,588,560	1,545,571
Other expenses	1,104,175	1,211,480

Total expenses	272,447,394	252,351,771

Income before income tax expense	12,711,036	24,119,854
Income tax expense	1,408,757	4,972,173

Net income	$11,302,279	$19,147,681

Earnings per common share:
Class A common stock — basic	$0.45	$0.77

Class A common stock — diluted	$0.45	$0.76

Class B common stock — basic and diluted	$0.41	$0.69

Consolidated Statements of Comprehensive Income
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Net income	$11,302,279	$19,147,681
Other comprehensive income (loss), net of tax
Unrealized income (loss) on securities:
Unrealized holding income (loss) during the period, net of income tax (benefit)	22,084,037	(16,065,940)
Reclassification adjustment, net of income tax	(580,596)	1,813,198

Other comprehensive income (loss)	21,503,441	(14,252,742)

Comprehensive income	$32,805,720	$4,894,939

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)
Nine Months Ended September 30, 2009

						Accumulated
					Additional	Other			Total
					Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Capital	Income	Earnings	Stock	Equity
Balance, December 31, 2008	20,494,764	5,649,240	$204,948	$56,492	$163,136,938	$1,713,836	$207,182,253	$(8,710,602)	$363,583,865

Issuance of common stock (stock compensation plans)	50,232		502		934,151				934,653

Net income							11,302,279		11,302,279

Cash dividends declared							(5,595,637)		(5,595,637)

Grant of stock options					62,991		(62,991)		—

Repurchase of treasury stock								(198,879)	(198,879)

Other comprehensive income						21,503,441			21,503,441

Balance, September 30, 2009	20,544,996	5,649,240	$205,450	$56,492	$164,134,080	$23,217,277	$212,825,904	$(8,909,481)	$391,529,722

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities:
Net income	$11,302,279	$19,147,681

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,961,738	1,786,722
Net realized investment (gains) losses	(893,225)	2,789,535
Changes in assets and liabilities:
Losses and loss expenses	11,222,678	18,321,092
Unearned premiums	18,145,206	36,449,339
Premiums receivable	(8,171,563)	(8,221,167)
Deferred acquisition costs	(2,242,635)	(4,636,597)
Deferred income taxes	(66,092)	(1,534,983)
Reinsurance receivable	(5,246,931)	(7,612,143)
Prepaid reinsurance premiums	(6,824,930)	(7,616,205)
Accrued investment income	338,405	(23,675)
Due to affiliate	(2,345,677)	216,870
Reinsurance balances payable	1,991,578	(112,419)
Current income taxes	2,264,731	(300,535)
Accrued expenses	(3,487,075)	(1,065,974)
Other, net	1,018,363	873,144

Net adjustments	7,664,571	29,313,004

Net cash provided by operating activities	18,966,850	48,460,685

Cash Flows from Investing Activities:
Purchases of fixed maturities:
Available for sale	(93,510,595)	(149,742,022)
Purchases of equity securities, available for sale	(25,815,019)	(12,890,734)
Maturity of fixed maturities:
Held to maturity	20,981,616	49,698,926
Available for sale	30,353,892	43,899,947
Sales of fixed maturities:
Available for sale	12,121,541	25,215,920
Sales of equity securities, available for sale	25,847,613	31,922,932
Payments to Sheboygan policyholders	(5,676,678)	—
Net (increase) decrease in investment in affiliates	(98,771)	401,828
Net purchases of property and equipment	(826,047)	(932,986)
Net sales (purchases) of short-term investments	32,103,338	(12,561,772)

Net cash used in investing activities	(4,519,110)	(24,987,961)

Cash Flows from Financing Activities:
Cash dividends paid	(8,197,741)	(7,417,380)
Redemption of subordinated debentures	—	(15,464,000)
Issuance of common stock	934,653	3,352,100
Purchase of treasury stock	(198,879)	(2,449,448)
Tax benefit on exercise of stock options	—	683,216

Net cash used in financing activities	(7,461,967)	(21,295,512)

Net increase in cash	6,985,773	2,177,212
Cash at beginning of period	1,830,954	4,289,365

Cash at end of period	$8,816,727	$6,466,577

Cash paid during period — Interest	$675,193	$1,772,648
Net cash (recovered) paid during period — Taxes	$(792,582)	$6,125,000
See accompanying notes to consolidated financial statements.

DONEGAL GROUP INC. AND SUBSIDIARIES
(Unaudited)
Notes to Consolidated Financial Statements
1 — Organization
     Donegal Mutual Insurance Company (“Donegal Mutual”) organized us as a downstream insurance holding company on August 26, 1986. Our six insurance subsidiaries and Donegal Mutual conduct business as the Donegal Insurance Group. The Donegal Insurance Group writes personal and commercial lines of property and casualty insurance exclusively through a network of independent insurance agents in 18 Mid-Atlantic, Midwestern and Southeastern states. The personal lines products consist primarily of homeowners and private passenger automobile policies. The commercial lines products consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies.
     Our insurance subsidiaries are Atlantic States Insurance Company (“Atlantic States”), Southern Insurance Company of Virginia (“Southern”), Le Mars Insurance Company (“Le Mars”), the Peninsula Insurance Group (“Peninsula”) which consists of Peninsula Indemnity Company and The Peninsula Insurance Company, and Sheboygan Falls Insurance Company (“Sheboygan”). We also own approximately 48% of the outstanding stock of Donegal Financial Services Corporation (“DFSC”), a unitary thrift holding company that owns Province Bank FSB. Donegal Mutual owns the remaining approximately 52% of the outstanding stock of DFSC.
     At September 30, 2009, Donegal Mutual held approximately 42% of our outstanding Class A common stock and approximately 75% of our outstanding Class B common stock.
     Atlantic States and Donegal Mutual are parties to a pooling agreement under which each company places all of its direct written business in the pool and both companies share proportionately the underwriting results of the pool, excluding certain reinsurance assumed by Donegal Mutual from our five other insurance subsidiaries. From July 1, 2000 through February 29, 2008, Atlantic States had a 70% share of the results of the pool, and Donegal Mutual had a 30% share of the results of the pool. Effective March 1, 2008, Donegal Mutual and Atlantic States amended the pooling agreement to increase Atlantic States’ share of the results of the pool to 80% and to decrease Donegal Mutual’s share of the pool to 20%. In connection with this amendment to the pooling agreement, Donegal Mutual transferred approximately $11.9 million in cash and net liabilities to Atlantic States. See Note 4 — Reinsurance for more information regarding the pooling agreement.
     On March 7, 2007, our board of directors authorized a share repurchase program, pursuant to which we may purchase up to 500,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of Securities and Exchange Commission (“SEC”) Rule 10b-18 and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the three months ended September 30, 2009. We purchased 4,000 shares of our Class A common stock under this program during the three months ended September 30, 2008. We purchased 14,000 and 144,243 shares of our Class A common stock under this program during the nine months ended September 30, 2009 and 2008, respectively. We have purchased a total of 494,769 shares of our Class A common stock under this program through September 30, 2009.
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
     On February 23, 2009, our board of directors authorized a share repurchase program, pursuant to which we may purchase up to 300,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the nine months ended September 30, 2009.

     In October 2009, Donegal Mutual consummated an agreement with Southern Mutual Insurance Company (“Southern Mutual”), under which Donegal Mutual purchased a surplus note of Southern Mutual in the principal amount of $2,500,000, Donegal Mutual designees became a majority of the members of Southern Mutual’s board of directors and Donegal Mutual agreed to provide quota share reinsurance to Southern Mutual for 100% of its business. Effective October 31, 2009, Donegal Mutual began to include business assumed from Southern Mutual in its pooling agreement with Atlantic States. Southern Mutual writes primarily personal lines of insurance in Georgia and South Carolina and had net written premiums of approximately $12 million in 2008.
2 — Basis of Presentation
     Our financial information for the interim periods included in this Form 10-Q Report is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of our management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods included in this Form 10-Q Report. Our results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results of operations we expect for the year ending December 31, 2009.
     You should read these interim financial statements in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2008. As indicated in Note 22 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, we discovered an immaterial error in the amount recorded for net losses and loss expenses incurred for the third quarter of 2008. We adjusted our 2008 financial information included in this Form 10-Q Report to correct this error.
3 — Earnings Per Share
     We have two classes of common stock, which we refer to as our Class A common stock and our Class B common stock. Our certificate of incorporation provides that whenever our board of directors declares a dividend on our Class B common stock, our board of directors must also declare a dividend on our Class A common stock that is payable at the same time to holders as of the same record date at a rate that is at least 10% greater than the rate at which our board of directors declared the dividend on our Class B common stock. Accordingly, we use the two-class method to compute our earnings per common share. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of common stock based on dividends we have declared and an allocation of our remaining undistributed earnings using a participation percentage that reflects the dividend rights of each class. The table below presents a reconciliation of the numerators and denominators we use to compute basic and diluted net income per share for each class of common stock:
For the Three Months Ended September 30:

	(in thousands, except per share data)
	2009		2008
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of net income	$5,386	$1,359	$5,009	$1,261

Denominator:
Weighted-average shares outstanding	19,905,174	5,576,775	19,882,405	5,576,775

Basic net income per share	$0.27	$0.24	$0.25	$0.23

Diluted net income per share:
Numerator:
Allocation of net income	$5,386	$1,359	$5,009	$1,261

Denominator:
Number of shares used in basic computations	19,905,174	5,576,775	19,882,405	5,576,775
Weighted-average effect of dilutive securities
Director and employee stock options	—	—	132,787	—

Number of shares used in per share computations	19,905,174	5,576,775	20,015,192	5,576,775

Diluted net income per share	$0.27	$0.24	$0.25	$0.23

For the Nine Months Ended September 30:

	(in thousands, except per share data)
	2009		2008
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of net income	$9,028	$2,274	$15,280	$3,868

Denominator:
Weighted-average shares outstanding	19,895,840	5,576,775	19,849,971	5,576,775

Basic net income per share	$0.45	$0.41	$0.77	$0.69

Diluted net income per share:
Numerator:
Allocation of net income	$9,028	$2,274	$15,280	$3,868

Denominator:
Number of shares used in basic computations	19,895,840	5,576,775	19,849,971	5,576,775
Weighted-average effect of dilutive securities
Director and employee stock options	—	—	176,458	—

Number of shares used in per share computations	19,895,840	5,576,775	20,026,429	5,576,775

Diluted net income per share	$0.45	$0.41	$0.76	$0.69

     We did not include outstanding options to purchase the following number of shares of Class A common stock in our computation of diluted earnings per share because the exercise price of the options was greater than the average market price during the relevant period:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Number of shares	3,395,264	1,031,500	3,423,432	1,028,500

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

     Atlantic States, Southern and Donegal Mutual purchase third-party reinsurance on a combined basis. Le Mars, Peninsula and Sheboygan have separate third-party reinsurance programs that provide similar types of coverage and that are commensurate with their relative size and risk exposures. Our insurance subsidiaries place reinsurance with various reinsurers, all of which, consistent with Donegal Insurance Group’s requirements, have an A.M. Best rating of A- (Excellent) or better or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A- rating. The following information describes the external reinsurance Atlantic States, Southern and Donegal Mutual have in place during 2009 and 2008:

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
     We renewed our 2009 reinsurance program at rates comparable to 2008, largely attributable to our decision to increase our excess of loss reinsurance retention from $600,000 to $750,000 effective January 1, 2009. We made no other significant changes to our third-party reinsurance or other reinsurance agreements between our insurance subsidiaries and Donegal Mutual during the nine months ended September 30, 2009.
5 — Investments
     The amortized cost and estimated fair values of our fixed maturities and equity securities at September 30, 2009 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$2,000	$98	$—	$2,098
Obligations of states and political subdivisions	63,831	3,879	—	67,710
Corporate securities	8,343	73	16	8,400
Residential mortgage-backed securities	4,366	90	—	4,456

Totals	$78,540	$4,140	$16	$82,664

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$23,899	$180	$270	$23,809
Obligations of states and political subdivisions	366,766	24,036	111	390,691
Corporate securities	31,169	787	99	31,857
Residential mortgage-backed securities	77,988	3,230	—	81,218

Fixed maturities	499,822	28,233	480	527,575
Equity securities	3,579	5,099	262	8,416

Totals	$503,401	$33,332	$742	$535,991

The amortized cost and estimated fair values of our fixed maturities and equity securities at December 31, 2008 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$8,517	$176	$—	$8,693
Obligations of states and political subdivisions	76,451	1,955	231	78,175
Corporate securities	8,342	57	392	8,007
Residential mortgage-backed securities	6,568	35	29	6,574

Totals	$99,878	$2,223	$652	$101,449

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$6,526	$105	$—	$6,631
Obligations of states and political subdivisions	341,663	5,321	9,981	337,003
Corporate securities	24,518	208	790	23,936
Residential mortgage-backed securities	76,304	1,960	18	78,246

Fixed maturities	449,011	7,594	10,789	445,816
Equity securities	2,939	3,015	59	5,895

Totals	$451,950	$10,609	$10,848	$451,711

     The amortized cost and estimated fair value of our fixed maturities at September 30, 2009, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
	Cost	Value
	(in thousands)
Held to maturity
Due in one year or less	$6,601	$6,659
Due after one year through five years	6,016	6,198
Due after five years through ten years	58,204	61,850
Due after ten years	3,353	3,501
Residential mortgage-backed securities	4,366	4,456

Total held to maturity	$78,540	$82,664

Available for sale
Due in one year or less	$13,644	$13,912
Due after one year through five years	86,589	90,011
Due after five years through ten years	113,204	120,103
Due after ten years	208,397	222,331
Residential mortgage-backed securities	77,988	81,218

Total available for sale	$499,822	$527,575

     Gross realized gains and losses from investments before applicable income taxes are as follows:

	Nine Months Ended
	September 30,
	2009	2008
	(in thousands)
Gross realized gains:
Fixed maturities	$133	$670
Equity securities	889	1,521

	$1,022	$2,191

Gross realized losses:
Fixed maturities	$82	$308
Equity securities	47	4,673

	129	4,981

Net realized gains (losses)	$893	$(2,790)

     We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at September 30, 2009 as follows:

	Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$9,308	$270	$—	$—
Obligations of states and political subdivisions	5,456	36	5,809	76
Corporate securities	1,811	26	1,673	88
Residential mortgage-backed securities	—	—	—	—
Equity securities	1,815	262	—	—

Total	$18,390	$594	$7,482	$164

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

     Of our total fixed maturity securities with an unrealized loss at September 30, 2009, we classified 19 securities with a fair value of $22.8 million and an unrealized loss of $479,570 as available-for-sale and carried them at fair value on our balance sheet, while we classified three securities with a fair value of $1.2 million and an unrealized loss of $15,951 as held-to-maturity on our balance sheet and carried them at amortized cost.
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

     We have no direct exposure to sub-prime residential mortgage-backed securities and hold no collateralized debt obligations. Substantially all of the unrealized losses in our fixed maturity investment portfolio have resulted from general market conditions and the related impact on our fixed maturity investment valuations. We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, when we consider the decline in value of an individual investment to be other than temporary, we write the investment down to its fair value, and we reflect the amount of the write-down as a realized loss in our results of operations. We individually monitor all investments for other-than-temporary declines in value. Generally, if an individual equity security has depreciated in value by more than 20% of original cost, and has been in such an unrealized loss position for more than six months, we assume there has been an other-than-temporary decline in value. We held three equity securities that were in an unrealized loss position at September 30, 2009. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we consider these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the security prior to recovery. If it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. To determine whether a credit loss has occurred, we compare the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider a credit loss to have occurred. If we consider a credit loss to have occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including the fair value of the investment being significantly below its cost, whether the financial condition of the issuer of a security is deteriorating, the occurrence of industry, company and geographic events that have negatively impacted the value of a security and rating agency downgrades. We determined that no investments with fair values below cost had declined on an other-than-temporary basis during the first nine months of 2009. We determined that certain investments with fair values below cost had declined on an other-than-temporary basis and included losses of $1.2 million in our results of operations for these investments during the first nine months of 2008.
     We amortize premiums and discounts on debt securities over the life of the security as an adjustment to yield using the effective interest method. We compute realized investment gains and losses using the specific identification method.
     We amortize premiums and discounts for mortgage-backed debt securities using anticipated prepayments.
     We account for investments in affiliates using the equity method of accounting. Under the equity method, we record our investment at cost, with adjustments for our share of affiliate earnings and losses as well as changes in affiliate equity due to unrealized gains and losses.

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

	Three Months Ended
	September 30,
	2009	2008
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$27,520	$30,781
Personal lines	60,546	57,390

Net premiums earned	88,066	88,171
GAAP adjustments	(68)	—

GAAP premiums earned	87,998	88,171
Net investment income	5,107	5,802
Realized investment gains (losses)	189	(2,811)
Other	1,582	1,547

Total revenues	$94,876	$92,709

Income before income taxes:
Underwriting income (loss):
Commercial lines	$4,410	$3,194
Personal lines	(4,040)	202

SAP underwriting income	370	3,396
GAAP adjustments	632	578

GAAP underwriting income	1,002	3,974
Net investment income	5,107	5,802
Realized investment gains (losses)	189	(2,811)
Other	1,067	834

Income before income taxes	$7,365	$7,799

	Nine Months Ended
	September 30,
	2009	2008
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$84,844	$90,617
Personal lines	179,557	166,891

Net premiums earned	264,401	257,508
GAAP adjustments	(513)	—

GAAP premiums earned	263,888	257,508
Net investment income	15,731	17,287
Realized investment gains (losses)	893	(2,790)
Other	4,646	4,467

Total revenues	$285,158	$276,472

Income before income taxes:
Underwriting income (loss):
Commercial lines	$6,431	$9,653
Personal lines	(14,269)	(6,863)

SAP underwriting income (loss)	(7,838)	2,790
GAAP adjustments (1)	1,971	5,124

GAAP underwriting income (loss)	(5,867)	7,914
Net investment income	15,731	17,287
Realized investment gains (losses)	893	(2,790)
Other	1,954	1,709

Income before income taxes	$12,711	$24,120

(1)	GAAP adjustments for the nine months ended September 30, 2008 include an increase in deferred acquisition costs, which offset the ceding commissions that we included in the transfer of net liabilities from Donegal Mutual discussed in Note 4 — Reinsurance.
7 — Subordinated Debentures
     On October 29, 2003, we received $10.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on October 29, 2033 and are callable at our option, at par, after October 29, 2008. The debentures carry an interest rate equal to the three-month LIBOR rate plus 3.85%, which is adjustable quarterly. At September 30, 2009, the interest rate on the debentures was 4.35%.
     On May 24, 2004, we received $5.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on May 24, 2034 and are callable at our option, at par, after May 24, 2009. The debentures carry an interest rate equal to the three-month LIBOR rate plus 3.85%, which is adjustable quarterly. At September 30, 2009, the interest rate on the debentures was 4.26%.
8 — Share-Based Compensation
     We measure all share-based payments to employees, including grants of stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. In determining the expense we record for stock options granted to directors and employees of our subsidiaries and affiliates other than Donegal Mutual, we estimate the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The significant assumptions we utilized in applying the Black-Scholes option pricing model are the risk-free interest rate, expected term, dividend yield and expected volatility.
     We charged compensation expense for our stock compensation plans against income before income taxes of $61,614 and $55,518 for the three months ended September 30, 2009 and 2008, respectively, with a corresponding income tax benefit of $21,565 and $19,431, respectively. We charged compensation expense for our stock compensation plans against income before income taxes of $172,005 and $142,214 for the nine months ended September 30, 2009 and 2008, respectively, with a corresponding income tax benefit of $60,202 and $49,775, respectively. As of September 30, 2009, our total unrecognized compensation cost related to nonvested share-based compensation granted under our stock compensation plans was $114,442. We expect to recognize this cost over a weighted average period of 2.6 years.
     We account for share-based compensation to employees and directors of Donegal Mutual as share-based compensation to employees of a controlling entity. As such, we measure the fair value of the award at the grant date and recognize the fair value as a dividend to the controlling entity. This accounting applies to options we grant to employees and directors of Donegal Mutual, the employer of a majority of the employees that provide services to us. We recorded implied dividends of $30,068 and $1,709,099 for the three months ended September 30, 2009 and 2008, respectively. We recorded implied dividends of $62,991 and $1,749,063 for the nine months ended September 30, 2009 and 2008, respectively.
     We received cash from option exercises under all stock compensation plans for the three months ended September 30, 2009 and 2008 of $0 and $877,773, respectively. We realized tax benefits for the tax deductions from option exercises of $0 and $51,459 for the three months ended September 30, 2009 and 2008, respectively. We received cash from option exercises under all stock compensation plans for the nine months ended September 30, 2009 and 2008 of $0 and $2.3 million, respectively. We realized tax benefits for the tax deductions from option exercises of $0 and $683,216 for the nine months ended September 30, 2009 and 2008, respectively.
9 — Fair Value Measurements
     We account for financial assets using a framework that establishes a hierarchy that ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value, and we classify financial assets and liabilities carried at fair value in one of the following three categories:
     Level 1 — quoted prices in active markets for identical assets and liabilities;
     Level 2 — directly or indirectly observable inputs other than Level 1 quoted prices; and
     Level 3 — unobservable inputs not corroborated by market data.
     For investments that have quoted market prices in active markets, we use the quoted market price as fair value and include these investments in Level 1 of the fair value hierarchy. We classify publicly traded equity securities as Level 1. When quoted market prices in active markets are not available, we base fair values on quoted market prices of comparable instruments or broker quotes we obtain from independent pricing services through a bank trustee. We classify our fixed maturity investments as Level 2. Our fixed maturity investments consist of U.S. Treasury securities and obligations of U.S, government corporations and agencies, obligations of states and political subdivisions, corporate securities and residential mortgage-backed securities. During the third quarter, we reclassified one equity security to Level 3. The fair value of this security was difficult to determine due to the announcement by the issuer that it intended to offer securities as a result of an initial public offering in October 2009. We utilized a fair value model that incorporated significant other unobservable inputs, such as estimated volatility, to estimate the equity security’s fair value. We are restricted from selling certain shares we obtained in the initial public offering for a period of 18 months, and the fair value we determined as of September 30, 2009 reflects this selling restriction. During the third quarter and first nine months of 2009, we recorded an unrealized gain of $2.1 million related to this security in other comprehensive income.
     We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if the security was sold in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values for our fixed maturity and equity investments. We generally obtain one price per security. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements using proprietary pricing applications, which include available relevant market information, benchmark yields, sector curves and matrix pricing. The pricing services do not use broker quotes in determining the fair values of our investments. We review the estimates of fair value provided by the pricing services to determine if the estimates obtained are representative of fair values based upon our general knowledge of the market, our research findings related to unusual fluctuations in value and our comparison of such values to execution prices for similar securities.

     As of September 30, 2009 and December 31, 2008, we received one estimate per security from one of the pricing services and we priced all but an insignificant amount of our Level 1 and Level 2 investments using those prices. In our review of the estimates provided by the pricing services as of September 30, 2009 and December 31, 2008, we did not identify any discrepancies and we did not make any adjustments to the estimates the pricing services provided.
     We present our cash and short-term investments at estimated fair value. The carrying values in the balance sheet for premium and reinsurance receivables and payables approximate their fair values. The carrying amounts reported in the balance sheet for our subordinated debentures approximate their fair values due to their variable rate nature.
     We evaluate our assets and liabilities on a recurring basis to determine the appropriate level at which to classify them for each reporting period. The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities as of September 30, 2009:

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
		(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$23,809	$—	$23,809	$—
Obligations of states and political subdivisions	390,691	—	390,691	—
Corporate securities	31,857		31,857
Residential mortgage-backed securities	81,218	—	81,218	—

Equity securities	8,416	2,266	1,190	4,960

Total	$535,991	$2,266	$528,765	$4,960

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

10 — Income Taxes
     As of September 30, 2009 and December 31, 2008, respectively, we had no material unrecognized tax benefits or accrued interest and penalties. The Internal Revenue Service examined our 2006 federal tax return and made no adjustments to the reported tax. Tax years 2006, 2007 and 2008 remained open for examination as of September 30, 2009.

11 — Impact of New Accounting Standards
     In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 115-2 and Financial Accounting Standard (FAS) 124-2, Recognition and Presentation of Other-Than- Temporary Impairments, codified in FASB Accounting Standards Codification (ASC) section 320-10-65. ASC section 320-10-65 provides guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt and equity securities. ASC section 320-10-65 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for interim and annual periods ending after March 15, 2009. Effective April 1, 2009, we adopted ASC section 320-10-65. For the interim period ended September 30, 2009, we had no cumulative effect adjustment because we had sold in previous periods all securities determined to be other-than-temporary-impaired. Beginning on April 1, 2009, we analyzed our debt securities for other-than-temporary-impairment adjustments using the guidance in ASC section 320-10-65.
     In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” codified in ASC section 820-10-35. ASC section 820-10-35 provides guidelines for making fair value measurements that are more consistent with the principles presented in FAS 157, “Fair Value Measurements,” codified in ASC subtopic 820-10. ASC section 820-10-35 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for interim and annual periods ending after March 15, 2009. Effective April 1, 2009, we adopted ASC section 820-10-35. The adoption of ASC section 820-10-35 expanded certain fair value disclosures in our financial statements but had no effect on our results of operations, financial condition or liquidity.
     In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” codified in ASC section 825-10-65. ASC section 825-10-65 amends FAS 107, “Disclosures about Fair Value of Financial Instruments,” codified in ASC subtopic 825-10, to require disclosures about fair value of financial instruments for interim periods as well as in annual financial statements. ASC section 825-10-65 is effective for interim and annual periods ending after June 30, 2009, with early adoption permitted for interim and annual periods ending after March 15, 2009. Effective June 30, 2009, we adopted ASC section 825-10-65. Footnote 9 includes the disclosures ASC section 825-10-65 require.
     In May 2009, the FASB issued FAS 165, “Subsequent Events,” codified in ASC section 855-10-50. ASC section 855-10-50 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC section 855-10-50 is effective for interim and annual periods ending after June 15, 2009. Effective June 30, 2009, we adopted ASC section 855-10-50. We have evaluated subsequent events for potential recognition or disclosure through November 6, 2009, the date we issued the consolidated financial statements included in this Quarterly Report on Form 10-Q.
     In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” On the effective date of this Standard, ASC became the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the SEC. ASC significantly changes the way financial statement preparers, auditors and academic personnel perform accounting research. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The new standard flattens the GAAP hierarchy to two levels: one that is authoritative (in ASC) and one that is non-authoritative (not in ASC). We began to use the new guidelines and numbering system prescribed by the Codification referring to GAAP in the third quarter of 2009. As the intent of Codification was not to change or alter existing GAAP, the adoption did not impact our financial position or results of operations.
12 — Future Adoption of New Accounting Standards
     In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140.” FAS 166 amends the derecognition guidance in Statement 140 and eliminates the concept of qualifying special-purpose entities (“QSPEs”). FAS 166 is effective for fiscal years and interim periods beginning after November 15, 2009. Early adoption of FAS 166 is prohibited. We will adopt FAS 166 on January 1, 2010 and have not yet determined the effect of its adoption on our consolidated financial statements.
     In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R),” which amends the consolidation guidance applicable to variable interest entities (“VIEs”). An entity would consolidate a VIE, as the primary beneficiary, when the entity has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. FAS 167 requires ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE. FAS 167 amends interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a VIE. FAS 167 is effective for fiscal years and interim periods beginning after November 15, 2009. We will adopt FAS 167 on January 1, 2010 and have not yet determined the effect of its adoption on our consolidated financial statements.

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
Critical Accounting Policies and Estimates
     We combine our financial statements with those of our insurance subsidiaries and present our financial statements on a consolidated basis in accordance with GAAP.
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
Liability for Unpaid Losses and Loss Expenses
     Liabilities for unpaid losses and loss expenses are estimates at a given point in time of the amounts an insurer expects to pay with respect to policyholder claims based on facts and circumstances then known. An insurer recognizes at the time of establishing its estimates that its ultimate liability for unpaid losses and loss expenses will exceed or be less than those estimates. Our insurance subsidiaries base their estimates of liabilities for unpaid losses and loss expenses on assumptions as to future loss trends and expected claims severity, judicial theories of liability and other factors, including prevailing economic conditions. However, during the loss adjustment period, our insurance subsidiaries may learn additional facts regarding individual claims, and, consequently, it often becomes necessary for our insurance subsidiaries to adjust their estimates of liability. Our insurance subsidiaries reflect any adjustments to their liabilities for unpaid losses and loss expenses in their results of operations for the period in which our insurance subsidiaries change their estimates.
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
     Our liability estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions as to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced a decrease in claims frequency on workers’ compensation claims during the past several years while claims severity has gradually increased. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on bodily injury claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include accurate measurement of the impact of rate changes and changes in policy provisions and consistency in the quality and characteristics of business written within a given line of business among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments they consider appropriate for those changes in their liabilities. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at September 30, 2009. For every 1% change in our estimate of our insurance subsidiaries’ liability for unpaid losses and loss expenses, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $1.7 million.
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
     Excluding the impact of severe weather events, our insurance subsidiaries have noted slight downward trends in the number of claims incurred and the number of claims outstanding at period ends relative to their premium base in recent years across most of their lines of business. However, the amount of the average claim outstanding has increased gradually over the past several years as the property and casualty insurance industry has experienced increased litigation trends, periods in which economic conditions have extended the estimated length of disabilities, increased medical loss cost trends and a general slowing of settlement rates in litigated claims. We may make adjustments in the future to reflect subsequent developments. However, on the basis of our insurance subsidiaries’ internal procedures, which analyze, among other things, their prior assumptions, their experience with similar cases and historical trends such as reserving patterns, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes, we believe that our insurance subsidiaries have made adequate provision for their liability for unpaid losses and loss expenses as of September 30, 2009.
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
     In addition, Donegal Mutual and our insurance subsidiaries, operating together as the Donegal Insurance Group, share a combined business plan to achieve market penetration and underwriting profitability objectives. The products our insurance subsidiaries and Donegal Mutual offer are generally complementary, thereby allowing Donegal Insurance Group to offer a broader range of products to a given market and to expand Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account. Distinctions within the products of Donegal Mutual and our insurance subsidiaries generally relate to specific risk profiles targeted within similar classes of business, such as preferred tier products compared to standard tier products, but we do not allocate all of the standard risk gradients to one company. Therefore, the underwriting profitability of the business directly written by the individual companies will vary. However, as the risk characteristics of all business written directly by Donegal Mutual and Atlantic States are homogenized within the pool and each company shares the results according to each company’s participation percentage, each company realizes its percentage share of the underwriting results of the pool.
     Our insurance subsidiaries’ unpaid liability for losses and loss expenses by major line of business as of September 30, 2009 and December 31, 2008 consisted of the following:

	September 30,	December 31,
	2009	2008
	(in thousands)
Commercial lines:
Automobile	$22,049	$19,758
Workers’ compensation	36,394	36,667
Commercial multi-peril	27,757	27,808
Other	1,732	1,893

Total commercial lines	87,932	86,126

Personal lines:
Automobile	66,879	60,939
Homeowners	10,557	11,796
Other	1,837	2,445

Total personal lines	79,273	75,180

Total commercial and personal lines	167,205	161,306
Plus reinsurance recoverable	83,827	78,503

Total liability for unpaid losses and loss expenses	$251,032	$239,809

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

	Adjusted Loss and	Percentage	Adjusted Loss and	Percentage
Percentage	Loss Expense	Change	Loss Expense	Change
Change in Loss	Reserves Net of	in Stockholders’	Reserves Net of	in Stockholders’
and Loss Expense	Reinsurance as of	Equity as of	Reinsurance as of	Equity as of
Reserves Net of	September 30,	September 30,	December 31,	December 31,
Reinsurance	2009	2009(1)	2008	2008(1)
(dollars in thousands)
(10.0)%	$150,485	2.8%	$145,175	2.9%
(7.5)	154,665	2.1	149,208	2.2
(5.0)	158,845	1.4	153,241	1.4
(2.5)	163,025	0.7	157,273	0.7
Base	167,205	—	161,306	—
2.5	171,385	-0.7	165,339	-0.7
5.0	175,565	-1.4	169,371	-1.4
7.5	179,745	-2.1	173,404	-2.2
10.0	183,926	-2.8	177,437	-2.9

(1)	Net of income tax effect.
Investments
     We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, when we consider the decline in value of an individual investment to be other than temporary, we write down the investment to its fair value, and we reflect the amount of the write-down as a realized loss in our results of operations. We individually monitor all investments for other-than-temporary declines in value. Generally, if an individual equity security has depreciated in value by more than 20% of original cost, and has been in such an unrealized loss position for more than six months, we assume there has been an other-than-temporary decline in value. We held three equity securities that were in an unrealized loss position at September 30, 2009. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we consider these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the security prior to recovery. If it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. To determine whether a credit loss has occurred, we compare the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider a credit loss to have occurred. If we consider a credit loss to have occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including the fair value of the investment being significantly below its cost, whether the financial condition of the issuer of a security is deteriorating, the occurrence of industry, company and geographic events that have negatively impacted the value of a security and rating agency downgrades. We determined that no investments with a fair value below cost had declined on an other-than-temporary basis during the first nine months of 2009. We determined that certain investments with a fair value below cost had declined on an other-than-temporary basis and included losses of $1.2 million in our results of operations for these investments during the first nine months of 2008.
     We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if the security was sold in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values for our fixed maturity and equity investments. We generally obtain one price per security. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements using proprietary pricing applications, which include available relevant market information, benchmark yields, sector curves and matrix pricing. The pricing services do not use broker quotes in determining the fair values of our investments. We review the estimates of fair value provided by the pricing services to determine if the estimates obtained are representative of market prices based upon our general knowledge of the market, our research findings related to unusual fluctuations in value and our comparison of such values to execution prices for similar securities. As of September 30, 2009 and December 31, 2008, we received one estimate per security from one of the pricing services and we priced all but an insignificant amount of our Level 1 and Level 2 investments using those prices. In our review of the estimates provided by the pricing services as of September 30, 2009 and December 31, 2008, we did not identify any discrepancies and we did not make any adjustments to the fair value estimates the pricing services provided. We classified one equity security as Level 3 as of September 30, 2009, as described in Footnote 9. The fair value of this security was difficult to determine due to the announcement by the issuer that it intended to offer securities in an initial public offering in October 2009. We utilized a fair value model that incorporated significant other unobservable inputs, such as estimated volatility, to estimate the equity security’s fair value. We are restricted from selling certain shares we obtained as a result of the initial public offering for a period of 18 months, and the fair value we determined as of September 30, 2009 reflects this selling restriction.
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
Results of Operations — Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
     Net Premiums Written. Net premiums written for the three months ended September 30, 2009 were $93.6 million, an increase of $1.4 million, or 1.6%, from the $92.2 million of net premiums written for the comparable period in 2008. Personal lines net premiums written increased $3.7 million, or 5.9%, for the third quarter of 2009 compared to the comparable period in 2008, due to increased writings in our personal automobile and homeowners lines of business . Commercial lines net premiums written decreased $2.3 million, or 7.9%, for the third quarter of 2009 compared to the comparable period in 2008 primarily because of competitive conditions in this market during an uncertain economy.
     Net Premiums Earned. Net premiums earned decreased slightly to $88.0 million for the third quarter of 2009, compared to $88.2 million for the third quarter of 2008. Our insurance subsidiaries earn premiums and recognize them as revenue over the terms of their policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding twelve-month period compared to the comparable period one year earlier.
     Investment Income. For the three months ended September 30, 2009, our net investment income decreased to $5.1 million, compared to $5.8 million for the comparable period one year ago. An increase in our average invested assets from $621.2 million for the third quarter of 2008 to $647.0 million for the third quarter of 2009 was offset by a decrease in our annualized average rate of return to 3.2% in 2009, compared to 3.7% in 2008. The decrease in our annualized average rate of return on investments was primarily due to increased holdings of lower-yielding tax-exempt municipal bonds and short-term U.S. Treasury securities during the third quarter of 2009.
     Net Realized Investment Gains (Losses). Net realized investment gains for the third quarter of 2009 were $189,230, compared to net realized investment losses of $2.8 million for the comparable period in 2008. We did not recognize any impairment losses during the third quarter of 2009. During the third quarter of 2008, we included impairment losses of $328,716 in net realized investment gains (losses).
     Losses and Loss Expenses. Our loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, for the third quarter of 2009 was 66.6%, an increase from our 62.0% loss ratio for the third quarter of 2008. We experienced weather-related losses of $5.9 million after reinsurance and adverse prior-accident-year loss reserve development of approximately $1.6 million in the third quarter of 2009. Our commercial lines loss ratio decreased to 52.7% for the third quarter of 2009, compared to 57.3% for the third quarter of 2008, primarily due to decreases in our commercial multi-peril and workers’ compensation loss ratios. Our personal lines loss ratio increased to 72.0% for the third quarter of 2009, compared to 64.3% for the third quarter of 2008, primarily due to increases in our personal automobile loss ratio.
     Underwriting Expenses. Our expense ratio, which is the ratio of policy acquisition costs and other underwriting expenses to premiums earned, for the third quarters of 2009 and 2008 were 32.0% and 33.0%, respectively. Our expense ratio for the third quarter of 2009 reflected decreased expenses incurred for underwriting-based incentive compensation costs as a result of our higher loss ratio compared to the comparable period in 2008 and the cost reduction initiatives we began in 2008.
     Combined Ratio. Our combined ratio was 98.9% and 95.5% for the three months ended September 30, 2009 and 2008, respectively. Our combined ratio represents the sum of our loss ratio, expense ratio and dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned.
     Interest Expense. Interest expense for the third quarter of 2009 was $185,315, compared to $398,855 for the third quarter of 2008. The lower interest expense in the 2009 period reflected a decrease in average interest rates on our subordinated debentures for the third quarter of 2009 compared to the comparable period in 2008 and the redemption of $15 million of subordinated debentures in August 2008.
     Income Taxes. Income tax expense was $620,402 for the third quarter of 2009, representing an effective tax rate of 8.4%, compared to $1.5 million for the third quarter of 2008, representing an effective tax rate of 19.5%. The change in effective tax rates is due to tax-exempt interest income representing a greater proportion of net income before taxes for the third quarter of 2009 compared to the comparable period in 2008 and an adjustment to income taxes for the third quarter of 2009 to reflect a decrease in our projected annual taxable income for the full year 2009.
     Net Income and Earnings Per Share. Our net income for the third quarter of 2009 was $6.7 million, or $.27 per share of Class A common stock and $.24 per share of Class B common stock, compared to net income of $6.3 million, or $.25 per share of Class A common stock and $.23 per share of Class B common stock, reported for the third quarter of 2008. Our fully diluted Class A shares outstanding for the third quarter of 2009 decreased slightly to 19.9 million, compared to 20.0 million for the third quarter of 2008, as a result of our repurchase of treasury stock. We had 5.6 million Class B shares outstanding for both periods.
Results of Operations — Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
     Net Premiums Written. Net premiums written for the nine months ended September 30, 2009 were $275.2 million, a decrease of $11.1 million, or 3.9%, over the comparable period in 2008. Net premiums written for the nine months of 2008 included a $13.6 million transfer of unearned premiums related to the change in the pooling agreement between Atlantic States and Donegal Mutual effective March 1, 2008. Commercial lines net premiums written decreased $14.6 million, or 14.4%, for the first nine months of 2009 compared to the comparable period in 2008 primarily because of competitive conditions in this market during an uncertain economy. Personal lines net premiums written increased $3.4 million, or 1.9%, for the first nine months of 2009 compared to the comparable period in 2008, due to increased writings in our personal automobile and homeowners lines of business.
     Net Premiums Earned. Net premiums earned were $263.9 million for the first nine months of 2009, an increase of $6.4 million, or 2.5%, over the first nine months of 2008. Premiums are earned, or recognized as revenue, over the terms of our policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding twelve-month period compared to the comparable period one year earlier.
     Investment Income. For the nine months ended September 30, 2009, our net investment income decreased to $15.7 million, compared to $17.3 million for the comparable period one year ago. An increase in average invested assets from $615.0 million for the first nine months of 2008 to $647.7 million for the first nine months of 2009 was offset by a decrease in the annualized average rate of return on investments from 3.7% for the first nine months of 2008 to 3.2% for the first nine months of 2009. The decrease in our annualized average rate of return on investments was primarily due to increased holdings of lower-yielding tax-exempt municipal bonds and short-term U.S. Treasury securities during the first nine months of 2009.

     Net Realized Investment Gains (Losses). Net realized investment gains for the first nine months of 2009 were $893,225, compared to net realized investment losses of $2.8 million for the comparable period in 2008. We recognized no impairment charges in the first nine months of 2009, compared to impairment charges of $1.2 million recognized in the first nine months of 2008. The impairment charges for 2008 were the result of declines in the fair value of equity securities that we deemed to be other than temporary. The remaining net realized investment gains in both periods resulted from normal sales from our investment portfolio.
     Losses and Loss Expenses. Our loss ratio for the first nine months of 2009 was 70.7%, compared to 64.0% for the first nine months of 2008. Losses and loss expenses increased for the first nine months of 2009, as we experienced significant weather-related claim activity and unfavorable prior-accident-year loss reserve development largely attributable to weather-related property claims compared to the first nine months of 2008. The commercial lines loss ratio increased to 61.5% for the first nine months of 2009, compared to 55.6% for the first nine months of 2008, primarily due to increases in the commercial automobile, workers’ compensation and commercial multi-peril loss ratios. The personal lines loss ratio increased from 68.7% for the first nine months of 2008 to 74.8% for the first nine months of 2009, primarily due to increases in our homeowners loss ratio.
     Underwriting Expenses. Our expense ratio for the first nine months of 2009 was 31.3%, compared to 32.6% for the first nine months of 2008. The expense ratio reflected decreased expenses incurred for underwriting-based incentive compensation costs as a result of higher loss ratios compared to the comparable period in 2008 and the cost reduction initiatives we began in 2008.
     Combined Ratio. Our combined ratio was 102.2% and 96.9% for the nine months ended September 30, 2009 and 2008, respectively. The combined ratio represents the sum of the loss ratio, expense ratio and dividend ratio. The increase in the combined ratio was largely attributable to the increase in the loss ratio for the 2009 period compared to the 2008 period.
     Interest Expense. Interest expense for the first nine months of 2009 was $1.6 million, compared to $1.5 million for the first nine months of 2008. The higher interest expense for the 2009 period reflected approximately $974,000 related to interest and penalties on contested premium tax litigation, which was offset by a decrease in average interest rates on our subordinated debentures in the first nine months of 2009 compared to the comparable period in 2008 and the redemption of $15 million of subordinated debentures in August 2008.
     Income Taxes. Income tax expense was $1.4 million for the first nine months of 2009, representing an effective tax rate of 11.1%, compared to $5.0 million for the first nine months of 2008, representing an effective tax rate of 20.6%. The change in effective tax rates is primarily due to tax-exempt interest income representing a greater proportion of net income before taxes in the 2009 period compared to the 2008 period.
     Net Income and Earnings Per Share. Our net income for the first nine months of 2009 was $11.3 million, or $.45 per share of Class A common stock and $.41 per share of Class B common stock, compared to our net income of $19.1 million, or $.76 per share of Class A common stock on a diluted basis and $.69 per share of Class B common stock, for the first nine months of 2008. We had 20.0 million diluted Class A shares and 5.6 million Class B shares outstanding for both periods.
Liquidity and Capital Resources
     Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as they arise. Our major sources of funds from operations are the net cash flows generated from our insurance subsidiaries’ underwriting results, investment income and maturing investments.
     We have historically generated sufficient net positive cash flow from our operations to fund our commitments and build our investment portfolio, thereby increasing future investment returns. The impact of the pooling agreement between Donegal Mutual and Atlantic States has historically been cash flow positive because of the consistent underwriting profitability of the pool. The pool is settled monthly, thereby resulting in cash flows substantially similar to cash flows that would result from the underwriting of direct business. We have not experienced any unusual variations in the timing of claim payments associated with the loss reserves of our insurance subsidiaries. We maintain significant liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. Our fixed-maturity investment portfolio is structured following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective, thereby providing an additional measure of liquidity to meet our obligations should an unexpected variation occur in the future. Net cash flows provided by operating activities in the first nine months of 2009 and 2008 were $19.0 million and $48.5 million, respectively. The net cash flows provided by operating activities in the first nine months of 2008 included an $11.9 million transfer of cash from Donegal Mutual discussed in Note 4 — Reinsurance.
     We maintain a credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a $35.0 million unsecured, revolving line of credit that will expire in July 2010. As of September 30, 2009, we have the ability to borrow $35.0 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus between 1.50% and 1.75%, depending on our leverage ratio. In addition, we pay a fee of 0.15% per annum on the loan commitment amount regardless of usage. The credit agreement requires our compliance with certain covenants, which include minimum levels of our net worth, leverage ratio and statutory surplus and the A.M. Best ratings of our insurance subsidiaries. During the nine months ended September 30, 2009, we had no borrowings outstanding under the credit agreement, and we were in compliance with all requirements of the credit agreement.
     The following table shows our expected payments for significant contractual obligations as of September 30, 2009.

		Less
		than 1	1-3	4-5	After 5
	Total	year	years	years	years
	(in thousands)
Net liability for unpaid losses and loss expenses of our insurance subsidiaries	$167,205	$78,558	$74,013	$7,011	$7,623
Due to Sheboygan policyholders	1,167	1,167	—	—	—

Subordinated debentures	15,465	—	—	—	15,465

Total contractual obligations	$183,837	$79,725	$74,013	$7,011	$23,088

     We estimate the date of payment for the net liability for unpaid losses and loss expenses of our insurance subsidiaries based on historical experience and expectations of future payment patterns. The liability is shown net of reinsurance recoverable on unpaid losses and loss expenses to reflect expected future cash flows related to such liability. Amounts Atlantic States assumes pursuant to the pooling agreement with Donegal Mutual represent a substantial portion of our insurance subsidiaries’ gross liability for unpaid losses and loss expenses, and amounts Atlantic States cedes to the pooling agreement represent a substantial portion of our insurance subsidiaries’ reinsurance recoverable on unpaid losses and loss expenses. Cash settlement of Atlantic States’ assumed liability from the pool is included in monthly settlements of pooled activity, as we net amounts ceded to and assumed from the pool. Although Donegal Mutual and we do not anticipate any changes in the pool participation levels in the foreseeable future, any such change would be prospective in nature and therefore would not impact the timing of expected payments by Atlantic States’ for its percentage share of pooled losses occurring in periods prior to the effective date of such change.
     We estimate the date of payment for the subordinated debentures based on their contractual maturities. The debentures are redeemable at our option, at par, after five years from their issuance dates as discussed in Note 7 — Subordinated Debentures. The subordinated debentures carry interest rates that vary based upon the three-month LIBOR rate and adjust quarterly. Based upon the interest rates in effect as of September 30, 2009, our annual interest cost associated with the subordinated debentures is approximately $647,000. For every 1% change in the three-month LIBOR rate, the effect on our annual interest cost would be approximately $150,000.
     On March 7, 2007, our board of directors authorized a share repurchase program pursuant to which we may purchase up to 500,000 shares of our Class A common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the three months ended September 30, 2009. We purchased 4,000 shares of our Class A common stock under this program during the three months ended September 30, 2008. We purchased 14,000 and 144,243 shares of our Class A common stock under this program during the nine months ended September 30, 2009 and 2008, respectively. We have purchased a total of 494,769 shares of our Class A common stock under this program through September 30, 2009.
     On February 23, 2009, our board of directors authorized a share repurchase program, pursuant to which we may purchase up to 300,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program through September 30, 2009.
     On October 15, 2009, our board of directors declared quarterly cash dividends of 11.25 cents per share for our Class A common stock and 10.0 cents per share for our Class B common stock, payable November 16, 2009 to stockholders of record as of the close of business on November 2, 2009. There are no regulatory restrictions on the payment of dividends to our stockholders, although there are state law restrictions on the payment of annual dividends greater than 10% of statutory surplus by our insurance subsidiaries to us. Our insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis and require prior approval of the applicable domiciliary insurance regulatory authorities for dividends in excess of 10% of statutory surplus. Our insurance subsidiaries are subject to risk-based capital (“RBC”) requirements. At December 31, 2008, our insurance subsidiaries’ capital levels were each substantially above the applicable RBC requirements. At January 1, 2009, amounts available for distribution as dividends to us from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities were $18.4 million from Atlantic States, $1.6 million from Southern, $2.8 million from Le Mars, $3.9 million from Peninsula, and $0 from Sheboygan, all of which remained available at September 30, 2009.
     As of September 30, 2009, we had no material commitments for capital expenditures.
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
     Our investment mix has shifted slightly due to our continuing shift from taxable to tax-exempt fixed maturity investments during 2009. We have maintained approximately the same duration of our investment portfolio to our liabilities from December 31, 2008 to September 30, 2009.
     There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2008 through September 30, 2009.
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
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
     All statements contained in this report that are not historic facts are based on current expectations. Such statements are forward-looking in nature (as defined in the Private Securities Litigation Reform Act of 1995) and necessarily involve risks and uncertainties. Actual results could vary materially. The factors that could cause actual results to vary materially include, but are not limited to, our ability to maintain profitable operations, the adequacy of our reserves for unpaid losses and loss adjustment expenses, business and economic conditions in the areas in which we operate, conditions resulting from the ongoing recession in the United States, severe weather events, competition from various insurance and non-insurance businesses, terrorism, the availability and cost of reinsurance, legal and judicial developments, changes in regulatory requirements and other risks that we describe from time to time in our filings with the SEC. We disclaim any obligation to update such statements or to announce publicly the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.
Item 4T. Controls and Procedures.
     Not applicable.

Part II. Other Information
Item 1. Legal Proceedings.
     None.
Item 1A. Risk Factors.
Our business, results of operations and financial condition, and, therefore, the value of our Class A common stock and Class B common stock, are subject to a number of risks. For a description of certain risks, we refer to “Risk Factors” in our 2008 Annual Report on Form 10-K filed with the SEC on March 12, 2009. There have been no material changes during the nine months ended September 30, 2009 in the risk factors disclosed in that Form 10-K Report.
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

DONEGAL GROUP INC.
November 6, 2009	By:	/s/ Donald H. Nikolaus
Donald H. Nikolaus, President
and Chief Executive Officer

November 6, 2009	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Senior Vice President
and Chief Financial Officer