Form 10-K
period 2009-12-31
DONEGAL GROUP INC
filed 2010-03-11
CIK 800457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐. No ☐.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” or “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company. Yes ☐. No ☑.
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $184,425,596.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 19,924,944 shares of Class A common stock and 5,576,775 shares of Class B common stock outstanding on February 26, 2010.
DOCUMENTS INCORPORATED BY REFERENCE:
1.	Portions of the registrant’s annual report to stockholders for the fiscal year ended December 31, 2009 are incorporated by reference into Parts I, II and IV of this report.

2.	Portions of the registrant’s proxy statement relating to registrant’s annual meeting of stockholders to be held April 15, 2010 are incorporated by reference into Part III of this report.

DONEGAL GROUP INC.
INDEX TO FORM 10-K REPORT

(i)

PART I
Item 1. Business.
     (a) General Development of Business.
     We are an insurance holding company whose insurance subsidiaries offer personal and commercial lines of property and casualty insurance to businesses and individuals in 18 Mid-Atlantic, Midwestern and Southeastern states. Our insurance subsidiaries provide their policyholders with a selection of insurance products at competitive rates, while pursuing profitability through adherence to a strict underwriting discipline. At December 31, 2009, we had total assets of $935.6 million and stockholders’ equity of $385.5 million. Our net income was $18.8 million for the year ended December 31, 2009 compared to $25.5 million for the year ended December 31, 2008.
     Donegal Mutual Insurance Company (“Donegal Mutual”) owns approximately 41.9% of our Class A common stock and approximately 75.0% of our Class B common stock. Donegal Mutual’s stock ownership in the aggregate represents approximately two-thirds of the voting power of our outstanding common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations. While each company maintains its separate corporate existence, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries have the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.
     Our growth strategies include the acquisition of other insurance companies to expand our business in a given region or to commence operations in a new region. We and Donegal Mutual have the ability to employ a number of acquisition and affiliation methods. Our prior acquisitions and affiliations have taken one of the following forms:
•	a purchase of all of the outstanding stock of a stock insurance company;

•	a purchase of a book of business;

•	a reinsurance transaction; or

•	a two-step acquisition of a mutual insurance company in which:
•	as the first step, Donegal Mutual purchases a surplus note from the mutual insurance company, Donegal Mutual enters into a management agreement with the mutual insurance company and Donegal Mutual’s designees become a majority of the members of the board of directors of the mutual insurance company.

•	as the second step, the mutual insurance company enters into a quota-share reinsurance agreement with Donegal Mutual or demutualizes, or converts, into a stock insurance company. Upon the conversion, we purchase the surplus note from Donegal Mutual and exchange it for all of the stock of the stock insurance company resulting from the conversion.
     We believe that our ability to make direct acquisitions of stock insurance companies and to make indirect acquisitions of mutual insurance companies through a sponsored conversion or a quota-share reinsurance agreement provides us with flexibility that is a competitive advantage in seeking acquisitions. We also believe we have demonstrated our ability to acquire control of an underperforming insurance company, reunderwrite its book of business, reduce its cost structure and return it to profitability.
     While Donegal Mutual and we generally engage in preliminary discussions with potential direct or indirect acquisition candidates on an almost continuous basis and are so engaged at the date of this Form 10-K Report, neither Donegal Mutual nor we make any public disclosure regarding an acquisition until Donegal Mutual or we have entered into a definitive acquisition agreement.
     Donegal Mutual completed a quota-share reinsurance transaction with Southern Mutual Insurance Company, a Georgia-domiciled mutual property and casualty insurance company (“Southern Mutual”), effective October 31, 2009. As part of the transaction, Donegal Mutual purchased a $2.5 million surplus note of Southern Mutual for $2.5 million in cash. Simultaneously, Southern Mutual elected seven Donegal Mutual designees as members of the 12-member board of directors of Southern Mutual. For the year ended December 31, 2009, Southern Mutual had direct written premium of $13.3 million. Effective October 31, 2009, Donegal Mutual began to include business assumed from Southern Mutual in its pooling agreement with Atlantic States. As a result, our consolidated results of operations include 80% of Southern Mutual’s underwriting activity from and after October 31, 2009.
     (b) Financial Information About Industry Segments.
     We have three segments, which consist of our investment function, our personal lines function and our commercial lines function. Financial information about these segments is set forth in Note 20 to our consolidated financial statements incorporated by reference in this Form 10-K Report.

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
Strategy
     The annual net premiums our insurance subsidiaries earn have increased from $196.8 million in 2003 to $355.0 million in 2009, a compound annual growth rate of 10%. Over the same time period, our insurance subsidiaries have achieved a combined ratio consistently more favorable than that of the property and casualty insurance industry as a whole. Our insurance subsidiaries seek to increase their annual net premiums earned and enhance their profitability by:
•	Achieving underwriting profitability.
     Our insurance subsidiaries focus on achieving a combined ratio of less than 100%. We believe that underwriting profitability is a fundamental component of our long-term financial strength because it allows our insurance subsidiaries to generate profits without relying on their investment income. Our insurance subsidiaries seek to enhance their underwriting results by:
•	carefully selecting the product lines each underwrites;

•	carefully selecting the individual risks each underwrites;

•	minimizing its individual exposure to catastrophe-prone areas; and

•	evaluating their claims history on a regular basis to ensure the adequacy of their underwriting guidelines and product pricing.

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
     The combined ratio of our insurance subsidiaries and that of the property and casualty insurance industry for the years 2005 through 2009 are shown in the following table:

	2005	2006	2007	2008	2009
Our GAAP combined ratio	89.5%	89.0%	91.3%	97.2%	102.2%
Our SAP combined ratio	88.2	87.4	90.2	95.1	101.1
Industry SAP combined ratio(1)	101.2	92.4	95.6	104.7	100.6

(1)	As reported or projected by A.M. Best.
•	Pursuing profitable growth by organic expansion within the traditional operating territories of our insurance subsidiaries through developing and maintaining quality agency representation.
     We believe that continued expansion of our insurance subsidiaries within their existing markets will be a key source of their continued premium growth and that maintaining an effective and growing network of independent agencies is integral to their expansion. Our insurance subsidiaries seek to be among the top three insurers within each of the independent agencies for the lines of business our insurance subsidiaries write by providing a consistent, competitive and stable market for their products. We believe that the consistency of their product offerings enables our insurance subsidiaries to compete effectively for agents with other insurers whose product offerings fluctuate based on industry conditions. Our insurance subsidiaries offer a competitive compensation program to their independent agents that rewards them for producing profitable growth for our insurance subsidiaries. Our insurance subsidiaries provide their independent agents with ongoing support to enable them to better attract and service customers, including:
•	fully automated underwriting and policy issuance systems for both personal and commercial lines;

•	training programs;

•	marketing support; and

•	field visitations by marketing and underwriting personnel and senior management of our insurance subsidiaries.
Finally, our insurance subsidiaries appoint independent agencies with a strong underwriting and growth track record. We believe that our insurance subsidiaries, by carefully selecting, motivating and supporting their independent agency forces, will be able to drive continued long-term growth.
•	Acquiring property and casualty insurance companies to augment the organic growth of our insurance subsidiaries in existing markets and to expand into new geographic regions.
     We have completed six acquisitions of property and casualty insurance companies or their business since 1995. We intend to continue our growth by pursuing affiliations and acquisitions that meet our criteria. Our primary criteria include:
•	Location in regions where our insurance subsidiaries are currently conducting business or that offer an attractive opportunity to conduct profitable business;

•	A mix of business similar to the mix of business of our insurance subsidiaries;

•	Premium volume up to $100.0 million; and

•	Fair and reasonable transaction terms.
     We believe that our interrelationship with Donegal Mutual assists us in pursuing affiliations with and subsequent acquisitions of mutual insurance companies because, through Donegal Mutual, we understand the concerns and issues that mutual insurance companies face. In particular, we have had success affiliating with underperforming mutual insurance companies and acquiring them following their conversion to a stock company by utilizing our strengths and financial position to improve their operations significantly. We evaluate a number of areas for operational synergies when considering acquisitions, including product underwriting, expenses, the cost of reinsurance and technology.
•	Focusing on expense controls and utilization of technology to increase the operating efficiency of our insurance subsidiaries.
     Our insurance subsidiaries maintain stringent expense controls under direct supervision of their senior management. We centralize many processing and administrative activities of our insurance subsidiaries to realize operating synergies and better control expenses. Our insurance subsidiaries utilize technology to automate much of their underwriting and to facilitate agency and policyholder communications on an efficient and cost-effective basis. We operate on a paperless basis. As a result of our focus on expense control, our insurance subsidiaries have reduced their expense ratio from 36.6% in 1999 to 31.3% in 2009. Our insurance subsidiaries have also increased their annual premium per employee, a measure of efficiency that our insurance subsidiaries use to evaluate their operations, from approximately $470,000 in 1999 to approximately $777,000 in 2009.
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
     We believe that excellent policyholder service is important in attracting new policyholders and retaining existing policyholders. Our insurance subsidiaries work closely with their independent agents to provide a consistently responsive level of claims service, underwriting and customer support. Our insurance subsidiaries seek to respond expeditiously and effectively to address customer and independent agent inquiries, including:
•	Availability of a state-of-the-art customer call center;

•	Availability of a secure website for access to policy information and documents, payment processing and other features;

•	Quick replies to information requests and policy submissions; and

•	Prompt responses to and processing of claims.
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
     Our insurance subsidiaries seek discipline in their pricing by effecting rate increases to maintain or improve their underwriting profitability without unduly affecting their customer retention. In addition to appropriate pricing, our insurance subsidiaries seek to ensure that their premium rates are adequate relative to their level of underwriting risk. Our insurance subsidiaries review loss trends on a periodic basis to identify changes in the frequency and severity of their claims and to assess the adequacy of their rates and underwriting standards. Our insurance subsidiaries also carefully monitor and audit the information they use to price their policies, enabling them to receive an adequate level of premiums for their risk. For example, our insurance subsidiaries inspect substantially all commercial lines risks and a substantial number of personal lines property risks they insure to determine the adequacy of the insured amount to the value of the insured property, assess property conditions and identify any liability exposures. Our insurance subsidiaries audit the payroll data of their workers’ compensation customers to verify that the assumptions used to price a particular policy were accurate. By implementing appropriate rate increases and understanding the risks our insurance subsidiaries insure, they are able to achieve their strategy of achieving consistent underwriting profitability.
Our Organizational Structure
     We have six insurance subsidiaries: Atlantic States Insurance Company (“Atlantic States”), Southern Insurance Company of Virginia (“Southern”), Le Mars Insurance Company (“Le Mars”), Peninsula Insurance Group, which consists of The Peninsula Insurance Company and its wholly owned subsidiary, Peninsula Indemnity Company (collectively, the “Peninsula Companies”) and Sheboygan. In addition, we benefit from Donegal Mutual’s 100% quota-share reinsurance agreement with Southern Mutual and Donegal Mutual’s placement of its assumed business from Southern Mutual in the pooling agreement. We also own 48.2% of Donegal Financial Services Corporation (“DFSC”), a registered savings and loan holding company that owns Province Bank FSB, or Province Bank, a federal savings bank that began operations in 2000. Donegal Mutual owns the remaining 51.8% of DFSC. While not material to our operations, we believe Province Bank, with total assets of $98.4 million at December 31, 2009, complements the product offerings of our insurance subsidiaries. The following chart summarizes our organizational structure and includes all of our property and casualty insurance subsidiaries and Southern Mutual:

(1)	Because of the different relative voting power of our Class A common stock and our Class B common stock, our public stockholders hold approximately 33.7% of the aggregate voting power of our Class A common stock and Class B common stock and Donegal Mutual holds approximately 66.3% of the aggregate voting power of our Class A common stock and Class B common stock.
     In the mid-1980s, Donegal Mutual recognized the need to develop additional sources of capital and surplus to remain competitive and to have the capacity to expand its business and assure its long-term viability. Donegal Mutual determined to implement a downstream holding company structure as a strategic response. Thus, in 1986, Donegal Mutual formed us as a downstream holding company then wholly owned by Donegal Mutual. We in turn formed Atlantic States as our wholly owned subsidiary. We then effected a public offering to provide the surplus necessary to support the business we began to receive on October 1, 1986 pursuant to a proportional reinsurance agreement, or pooling agreement, between Donegal Mutual and Atlantic States that became effective on that date.
     Under this pooling agreement, Donegal Mutual and Atlantic States pool substantially all of their respective premiums, losses and loss expenses. Donegal Mutual then cedes 80% of the pooled business to Atlantic States.
     As the capital of Atlantic States has increased, its underwriting capacity has increased proportionately. Therefore, as we originally planned in the mid-1980s, Atlantic States has successfully raised the capital necessary to support the growth of its direct business as well as accept increases in its allocation of business from the underwriting pool, which has increased from an initial allocation of 35% in 1986 to an 80% allocation since March 1, 2008. The size of the underwriting pool has increased substantially. We do not anticipate any further changes in the pooling agreement between Atlantic States and Donegal Mutual in the foreseeable future, including any change in the percentage participation of Atlantic States in the underwriting pool.
     Since we established our downstream holding company structure in 1986, Donegal Mutual and our insurance subsidiaries have conducted business together while maintaining their separate legal and corporate existence. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophies, the same management, the same employees, the same facilities and we offer the same types of insurance products.
     In addition, as the Donegal Insurance Group, Donegal Mutual and our insurance subsidiaries share a combined business plan to achieve market penetration and underwriting profitability objectives. The products Donegal Mutual and our insurance subsidiaries offer are generally complementary, thereby allowing the Donegal Insurance Group to offer a broader range of products to a given market and to expand the Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account. Distinctions within the products of Donegal Mutual and our insurance subsidiaries often generally relate to specific risk profiles targeted within similar classes of business, such as preferred tier versus standard tier products, but we and Donegal Mutual do not allocate all of the standard risk gradients to one company. Therefore, the underwriting profitability of the business the individual companies write directly will vary. However, since the underwriting pool homogenizes the risk characteristics of all business Donegal Mutual and Atlantic States write directly, Donegal Mutual and Atlantic States share the underwriting results in proportion to their respective participation in the pool. We realize 80% of the underwriting results of the pool because Atlantic States has an 80% participation in the pool. The business Atlantic States derives from the pool represents the predominant percentage of our total revenues.
     The following chart depicts the underwriting pool as effective since March 1, 2008:

     Donegal Mutual provides facilities, personnel and other services to us and our insurance subsidiaries. Donegal Mutual allocates certain related expenses to Atlantic States in relation to the relative participation of Donegal Mutual and Atlantic States in the pooling agreement. Our insurance subsidiaries other than Atlantic States reimburse Donegal Mutual for their respective personnel costs and bear their proportionate share of information services costs based on their respective percentage of the total written premiums of the Donegal Insurance Group. Charges for these services totaled $60.2 million, $52.3 million and $48.8 million for 2009, 2008 and 2007, respectively.
     We and Donegal Mutual have maintained a coordinating committee since our formation in 1986. The coordinating committee consists of two members of our board of directors, neither of whom is a member of Donegal Mutual’s board of directors, and two members of Donegal Mutual’s board of directors, neither of whom is a member of our board of directors. The purpose of the coordinating committee is to establish and maintain a process whereby the transactions between Donegal Mutual and our insurance subsidiaries can be the subject of an annual evaluation process, in which both parties have separate approval rights, that considers the fairness of each intercompany transaction to Donegal Mutual and its policyholders and to us and our stockholders.
     A new agreement or any change to a previously approved agreement must receive coordinating committee approval. The coordinating committee approval process for a new agreement between Donegal Mutual and us or one of our insurance subsidiaries or a change in such an agreement is as follows:

•	both of our members on the coordinating committee must determine that the new agreement or the change in an existing agreement is fair and equitable to us and in the best interests of our stockholders;

•	both of Donegal Mutual’s members on the coordinating committee must determine that the new agreement or the change in an existing agreement is fair and equitable to Donegal Mutual and its policyholders;

•	the new agreement or the change in an existing agreement must be approved by our board of directors; and

•	the new agreement or the change in an existing agreement must be approved by the Donegal Mutual board of directors.
     The coordinating committee also meets annually to review each existing agreement between Donegal Mutual and us or our insurance subsidiaries, including a number of reinsurance agreements between Donegal Mutual and our insurance subsidiaries. The purpose of the review is to examine the results of the reinsurance agreements over the past year and over a five-year period and to determine if the terms of the existing agreements remain fair and equitable to us and our stockholders and fair and equitable to Donegal Mutual and its policyholders or if Donegal Mutual and we should mutually agree to certain adjustments. In the case of these reinsurance agreements, the adjustments typically relate to the reinsurance premiums, losses and reinstatement premiums. These agreements are ongoing in nature and will continue in effect throughout 2010 in the ordinary course of business.
     Our members on the coordinating committee are Robert S. Bolinger and John J. Lyons. Donegal Mutual’s members on the coordinating committee are John E. Hiestand and Frederick W. Dreher. Reference is made to our proxy statement for our annual meeting of stockholders on April 15, 2010 for information on the members of the coordinating committee.
     We believe our relationships with Donegal Mutual offer us and our insurance subsidiaries a number of competitive advantages, including the following:
•	Facilitating the stable management, consistent underwriting discipline, external growth and long-term profitability of our insurance subsidiaries;

•	Creating operational and expense synergies given the combined resources and operating efficiencies of Donegal Mutual, us and our insurance subsidiaries;

•	Enhancing our opportunities to expand by acquisition because of the ability of Donegal Mutual to acquire control of other mutual insurance companies and thereafter demutualize them and then sell them to us at a price that is based on a fairness opinion;

•	Producing more uniform and stable underwriting results for our insurance subsidiaries that we, over extended periods of time, could achieve without the relationship between Donegal Mutual and our insurance subsidiaries; and

•	Providing Atlantic States with a significantly larger underwriting capacity because of the underwriting pool Donegal Mutual and Atlantic States have maintained since 1986.
Acquisitions
     The following table highlights our acquisition history since 1988:

		Year
		Control
Company Name	State of Domicile	Acquired(2)	Method of Acquisition

Southern Mutual Insurance Company and now Southern Insurance Company of Virginia	Virginia	1984	Surplus note investment by Donegal Mutual in 1984; demutualization in 1988; acquisition of stock by us in 1988.

Pioneer Mutual Insurance Company and then Pioneer Insurance Company (1)	Ohio	1992	Surplus note investment by Donegal Mutual in 1992; demutualization in 1993; acquisition of stock by us in 1997.

Delaware Mutual Insurance Company and then Delaware Atlantic Insurance Company (1)	Delaware	1993	Surplus note investment by Donegal Mutual in 1993; demutualization in 1994; acquisition of stock by us in 1995.

		Year
		Control
Company Name	State of Domicile	Acquired(2)	Method of Acquisition

Pioneer Mutual Insurance Company and then Pioneer Insurance Company (1)	New York	1995	Surplus note investment by Donegal Mutual in 1995; demutualization in 1998; acquisition of stock by us in 2001.

Southern Heritage Insurance Company (1)	Georgia	1998	Purchase of stock by us in 1998.

Le Mars Mutual Insurance Company of Iowa and now Le Mars Insurance Company	Iowa	2002	Surplus note investment by Donegal Mutual in 2002; demutualization in 2004; acquisition of stock by us in 2004.

Peninsula Insurance Group	Maryland	2004	Purchase of stock by us in 2004.

Sheboygan Falls Mutual Insurance Company and now Sheboygan Falls Insurance Company	Wisconsin	2007	Contribution note investment by Donegal Mutual in 2007; demutualization in 2008; acquisition of stock by us in 2008.

Southern Mutual Insurance Company	Georgia	2009	Surplus note investment by Donegal Mutual and quota-share reinsurance.

(1)	To reduce administrative and compliance costs and expenses, these subsidiaries subsequently merged into one of our existing insurance subsidiaries.

(2)	Control acquired by Donegal Mutual or us.
Distribution
     Our insurance subsidiaries market their products primarily in the Mid-Atlantic, Midwest and Southeast regions through approximately 2,000 independent insurance agencies. At December 31, 2009, the Donegal Insurance Group actively wrote business in 18 states (Alabama, Delaware, Georgia, Iowa, Maryland, Nebraska, New Hampshire, New York,

North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Virginia, West Virginia and Wisconsin). We believe the relationships of our insurance subsidiaries with their independent agents are valuable in identifying, obtaining and retaining profitable business. Our insurance subsidiaries maintain a stringent agency selection procedure that emphasizes appointing agencies with proven marketing strategies for the development of profitable business, and our insurance subsidiaries only appoint agencies with a strong underwriting history and potential growth capabilities. Our insurance subsidiaries also regularly evaluate the independent agencies that represent them based on their profitability and performance in relation to the objectives of our insurance subsidiaries. Our insurance subsidiaries seek to be among the top three insurers within each of their agencies for the lines of business they write.
     The following table sets forth the percentage of direct premiums our insurance subsidiaries write, including 80% of the direct premiums Donegal Mutual and Atlantic States write, in each of the states where they conducted a significant portion of their business in 2009:

Pennsylvania	46.6%
Maryland	11.7
Virginia	10.9
Georgia	7.0
Delaware	6.4
Ohio	3.5
Iowa	3.1
Wisconsin	2.4
Tennessee	1.9
Nebraska	1.5
South Dakota	1.4
Oklahoma	1.0
Other	2.6

Total	100.0%

     We believe our insurance subsidiaries employ a number of policies and procedures that enable them to attract, retain and motivate their independent agents. The consistency, competitiveness and stability of the product offerings of our insurance subsidiaries assist them in competing effectively for independent agents with other insurers whose product offerings may fluctuate based upon industry conditions. Our insurance subsidiaries have a competitive profit sharing plan for their independent agents consistent with applicable state laws and regulations, under which the independent agents may earn additional commissions based upon the volume of premiums produced and the profitability of the business our insurance subsidiaries receive from that agency. Our insurance subsidiaries provide their independent agents ongoing support that better enables the agents to attract and retain customers, including:
•	fully automated underwriting and policy issuance systems for both personal and commercial lines;

•	training programs;

•	marketing support; and

•	field visitations from marketing and underwriting personnel and senior management of our insurance subsidiaries.
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
Products
     The personal lines our insurance subsidiaries write consist primarily of private passenger automobile and homeowners insurance. The commercial lines our insurance subsidiaries write consist primarily of commercial automobile, commercial multi-peril and workers’ compensation insurance. We describe these types of insurance in greater detail below:
     Personal
•	Private passenger automobile — policies that provide protection against liability for bodily injury and property damage arising from automobile accidents, and protection against loss from damage to automobiles owned by the insured.

•	Homeowners — policies that provide coverage for damage to residences and their contents from a broad range of perils, including fire, lightning, windstorm and theft. These policies also cover liability of the insured arising from injury to other persons or their property while on the insured’s property and under other specified conditions.
     Commercial
•	Commercial automobile — policies that provide protection against liability for bodily injury and property damage arising from automobile accidents, and protection against loss from damage to automobiles owned by the insured.

•	Commercial multi-peril — policies that provide protection to businesses against many perils, usually combining liability and physical damage coverages.

•	Workers’ compensation — policies employers purchase to provide benefits to employees for injuries sustained during employment. The workers’ compensation laws of each state determine the extent of the coverage we provide.
     The following table sets forth the net premiums written by line of insurance by our insurance subsidiaries for the periods indicated:

	Year Ended December 31,
	2007		2008		2009
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Net Premiums Written:
Personal lines:
Automobile	$132,452	42.2%	$154,091	42.2%	$161,932	44.6%
Homeowners	58,602	18.7	72,195	19.8	77,420	21.3
Other	11,299	3.6	13,254	3.6	13,135	3.6

Total personal lines	$202,353	64.5	$239,540	65.6	$252,487	69.5

Commercial lines:
Automobile	32,059	10.2	$35,959	9.9	$34,054	9.4
Workers’ compensation	32,361	10.3	36,459	10.0	28,921	8.0
Commercial multi-peril	43,559	13.9	49,004	13.4	44,000	12.1
Other	3,357	1.1	3,979	1.1	3,767	1.0

Total commercial lines	$111,336	35.5	$125,401	34.4	$110,742	30.5

Total business	$313,689	100.0%	$364,941	100.0%	$363,229	100.0%

Underwriting
     The personal lines and commercial lines underwriting departments of our insurance subsidiaries evaluate and select those risks that they believe will enable our insurance subsidiaries to achieve an underwriting profit. The underwriting departments have significant interaction with the independent agents regarding the underwriting philosophy and underwriting guidelines of our insurance subsidiaries. Our underwriting personnel also assist the research and development department in the development of quality products at competitive prices to promote growth and profitability.
     In order to achieve underwriting profitability on a consistent basis, our insurance subsidiaries:
•	assess and select quality standard and preferred risks;

•	adhere to disciplined underwriting and reunderwriting guidelines;

•	inspect substantially all commercial lines risks and a substantial number of personal lines property risks; and

•	utilize various types of risk management and loss control services.
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
     As part of the effort of our insurance subsidiaries to maintain acceptable underwriting results, they conduct annual reviews of agencies that have failed to meet their underwriting profitability criteria. The review process includes an analysis of the underwriting and reunderwriting practices of the agency, the completeness and accuracy of the applications submitted by the agency, the adequacy of the training of the agency’s staff and the agency’s record of adherence to the underwriting guidelines and service standards of our insurance subsidiaries. Based on the results of this review process, the marketing and underwriting personnel of our insurance subsidiaries develop, together with the agency, a plan to improve its underwriting profitability. Our insurance subsidiaries monitor the agency’s compliance with the plan, and take other measures as required in the judgment of our insurance subsidiaries, including the termination of agencies that are unable to achieve acceptable underwriting profitability to the extent applicable law permits.
Claims
     The management of claims is a critical component of the philosophy of our insurance subsidiaries to achieve underwriting profitability on a consistent basis and is fundamental to the successful operations of our insurance subsidiaries and their dedication to excellent service.
     The claims departments of our insurance subsidiaries rigorously manage claims to assure that they settle legitimate claims quickly and fairly and that they identify questionable claims for defense. In the majority of cases, the personnel of our insurance subsidiaries, who have significant experience in the property and casualty insurance industry and know the service philosophy of our insurance subsidiaries, adjust claims. Our insurance subsidiaries provide various means of claims reporting on 24-hours a day, seven-day a week basis, including toll-free numbers and electronic reporting through our website. Our insurance subsidiaries strive to respond to notifications of claims promptly, generally within the day reported. Our insurance subsidiaries believe that by responding promptly to claims, they provide quality customer service and minimize the ultimate cost of the claims. Our insurance subsidiaries engage independent adjusters as needed to handle claims in areas in which the volume of claims is not sufficient to justify our hiring of internal claims adjusters.

Our insurance subsidiaries also employ private adjusters and investigators, structural experts and various outside legal counsel to supplement our in-house staff and to assist in the investigation of claims. Our insurance subsidiaries have a special investigative unit staffed by former law enforcement officers that attempts to identify and prevent fraud and abuse and to control questionable claims.
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
Liabilities for Losses and Loss Expenses
     Liabilities for losses and loss expenses are estimates at a given point in time of the amounts an insurer expects to pay with respect to policyholder claims based on facts and circumstances then known. At the time of establishing its estimates, an insurer recognizes that its ultimate liability for losses and loss expenses will exceed or be less than such estimates. Our insurance subsidiaries base their estimates of liabilities for losses and loss expenses on assumptions as to future loss trends and expected claims severity, judicial theories of liability and other factors. However, during the loss adjustment period, our insurance subsidiaries may learn additional facts regarding individual claims, and, consequently, it often becomes necessary for our insurance subsidiaries to refine and adjust their estimates of liability. We reflect any adjustments to our insurance subsidiaries’ liabilities for losses and loss expenses in our operating results in the period in which our insurance subsidiaries make the changes in their estimates.
     Our insurance subsidiaries maintain liabilities for the payment of losses and loss expenses with respect to both reported and unreported claims. Our insurance subsidiaries establish these liabilities for the purpose of covering the ultimate costs of settling all losses, including investigation and litigation costs. Our insurance subsidiaries base the amount of their liability for reported losses primarily upon a case-by-case evaluation of the type of risk involved, knowledge of the circumstances surrounding each claim and the insurance policy provisions relating to the type of loss. Our insurance subsidiaries determine the amount of their liability for unreported claims and loss expenses on the basis of historical information by line of insurance. Our insurance subsidiaries account for inflation in the reserving function through analysis of costs and trends and reviews of historical reserving results. Our insurance subsidiaries closely monitor their liabilities and recompute them periodically using new information on reported claims and a variety of statistical techniques. Our insurance subsidiaries do not discount their liabilities for losses.
     Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions as to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced a decrease in claims frequency on workers’ compensation claims during the past several years while claims severity has gradually increased. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on workers’ compensation claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and legal decisions that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and the collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries attempt to make appropriate adjustments for such changes in their reserves. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at December 31, 2009. For every 1% change in our insurance subsidiaries’ loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $1.8 million.
     The establishment of appropriate liabilities is an inherently uncertain process, and there can be no assurance that our insurance subsidiaries’ ultimate liability will not exceed our insurance subsidiaries’ loss and loss expense reserves and have an adverse effect on our results of operations and financial condition. Furthermore, we cannot predict the timing, frequency and extent of adjustments to our insurance subsidiaries’ estimated future liabilities, since the historical conditions and events that serve as a basis for our insurance subsidiaries’ estimates of ultimate claim costs may change. As is the case for substantially all property and casualty insurance companies, our insurance subsidiaries have found it necessary in the past to increase their estimated future liabilities for losses and loss expenses in certain periods, and, in other periods their estimates have exceeded their actual liabilities. Changes in our insurance subsidiaries’ estimate of their liability for losses and loss expenses generally reflect actual payments and the evaluation of information received since the prior reporting date. Our insurance subsidiaries recognized an increase (decrease) in their liability for losses and loss expenses of prior years of $9.8 million, $2.7 million and ($10.0) million in 2009, 2008 and 2007, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy, key reserving assumptions or claims management personnel, and there have been no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those years. The majority of the 2009 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States and Southern. The 2009 development represented 6.0% of our December 31, 2008 carried reserves and was driven primarily by higher-than-expected severity in the private passenger automobile liability, homeowners and workers’ compensation lines of business in accident year 2008. The 2008 development represented 1.2% of our December 31, 2007 carried reserves and was driven primarily by higher-than-expected severity in the private passenger automobile liability line of business in accident year 2007. We recognized favorable development in 2007 related primarily to the private passenger automobile liability, workers’ compensation, commercial automobile liability and commercial multi-peril lines of business.
     Excluding the impact of isolated catastrophic weather events, our insurance subsidiaries have noted stable amounts in the number of claims incurred and slight downward trends in the number of claims outstanding at period ends relative to their premium base in recent years across most of their lines of business. However, the amount of the average claim outstanding has increased gradually over the past several years as the property and casualty insurance industry has experienced increased litigation trends and economic conditions that have extended the estimated length of disabilities and contributed to increased medical loss costs and a general slowing of settlement rates in litigated claims. Our insurance subsidiaries could be required to make further adjustments to their estimates in the future. However, on the basis of our insurance subsidiaries’ internal procedures which analyze, among other things, their prior assumptions, their experience with similar cases and historical trends such as reserving patterns, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes, we believe that our insurance subsidiaries have made adequate provision for their liability for losses and loss expenses.
     Differences between liabilities reported in our financial statements prepared on the basis of generally accepted accounting principles (“GAAP”) and our insurance subsidiaries’ financial statements prepared on a statutory accounting basis (“SAP”) result from anticipating salvage and subrogation recoveries for GAAP but not for SAP. These differences amounted to $8.3 million, $8.7 million and $9.2 million at December 31, 2007, 2008 and 2009, respectively.

     The following table sets forth a reconciliation of the beginning and ending GAAP net liability of our insurance subsidiaries for unpaid losses and loss expenses for the periods indicated:

	Year Ended December 31,
(in thousands)	2007	2008	2009
Gross liability for unpaid losses and loss expenses at beginning of year	$259,022	$226,432	$239,809
Less reinsurance recoverable	95,710	76,280	78,502

Net liability for unpaid losses and loss expenses at beginning of year	163,312	150,152	161,307
Acquisition of Sheboygan	—	2,173	—
Provision for net losses and loss expenses for claims incurred in the current year	187,797	221,617	241,012
Change in provision for estimated net losses and loss expenses for claims incurred in prior years	(10,013)	2,684	9,823

Total incurred	177,784	224,301	250,835
Net losses and loss payments for claims incurred during:
The current year	118,444	143,369	152,293
Prior years	72,500	71,950	79,587

Total paid	190,944	215,319	231,880
Net liability for unpaid losses and loss expenses at end of year	150,152	161,307	180,262
Plus reinsurance recoverable	76,280	78,502	83,337

Gross liability for unpaid losses and loss expenses at end of year	$226,432	$239,809	$263,599

     The following table sets forth the development of the liability for net unpaid losses and loss expenses of our insurance subsidiaries from 1999 to 2009. Loss data in the table includes business ceded to Atlantic States from the underwriting pool.
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
     The “Net liability reestimated as of” portion of the table shows the reestimated amount of the previously recorded liability based on experience for each succeeding year. The estimate increases or decreases as payments are made and more information becomes known about the severity of the remaining unpaid claims. For example, the 2005 liability has developed a redundancy after four years because we expect the reestimated net losses and loss expenses to be $22.8 million less than the estimated liability we initially established in 2005 of $173.0 million.

     The “Cumulative (excess) deficiency” shows the cumulative excess or deficiency at December 31, 2009 of the liability estimate shown on the top line of the corresponding column. An excess in liability means that the liability established in prior years exceeded actual net losses and loss expenses or our insurance subsidiaries reevaluated the liability at less than the original estimate. A deficiency in liability means that the liability established in prior years was less than actual net losses and loss expenses or our insurance subsidiaries reevaluated the liability at more than the original estimate.
     The “Cumulative amount of liability paid through” portion of the table shows the cumulative net losses and loss expense payments made in succeeding years for net losses incurred prior to the balance sheet date. For example, the 2005 column indicates that as of December 31, 2009 payments equal to $133.8 million of the currently reestimated ultimate liability for net losses and loss expenses of $150.2 million had been made.
     Amounts shown in the 2004 column of the table include information for Le Mars and the Peninsula Companies for all accident years prior to 2004. Amounts shown in the 2008 column of the table include information for Sheboygan for all accident years prior to 2008.

	Year Ended December 31,
(in thousands)	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009

Net liability at end of year for unpaid losses and loss expenses	$99,234	$102,709	$114,544	$131,108	$138,896	$171,431	$173,009	$163,312	$150,152	$161,307	$180,262
Net liability reestimated as of:
One year later	100,076	110,744	121,378	130,658	136,434	162,049	159,393	153,299	152,836	171,130
Two years later	103,943	112,140	120,548	128,562	130,030	152,292	153,894	150,934	154,435
Three years later	104,073	110,673	118,263	124,707	123,399	148,612	151,792	150,078
Four years later	101,880	108,766	114,885	119,817	120,917	147,280	150,183
Five years later	100,715	107,561	113,070	118,445	119,968	145,874
Six years later	100,479	106,950	112,614	118,605	119,731
Seven years later	99,968	106,298	112,921	118,905
Eight years later	99,927	106,835	113,350
Nine years later	100,223	107,474
Ten years later	100,837
Cumulative (excess) deficiency	1,603	4,765	(1,194)	(12,203)	(19,165)	(25,557)	(22,826)	(13,234)	4,283	9,823

Cumulative amount of liability paid through:
One year later	$39,060	$43,053	$45,048	$46,268	$51,965	$67,229	$71,718	72,499	71,950	79,592
Two years later	60,622	67,689	70,077	74,693	81,183	102,658	107,599	104,890	105,576
Three years later	76,811	82,268	87,198	93,288	99,910	123,236	125,926	121,711
Four years later	85,453	92,127	97,450	105,143	109,964	133,844	133,805
Five years later	91,337	98,007	104,551	111,523	113,684	136,377
Six years later	94,420	101,664	108,136	114,145	114,499
Seven years later	96,823	103,767	110,193	114,641
Eight years later	98,268	105,046	110,447
Nine years later	98,847	104,990
Ten years later	98,283

	Year Ended December 31
	2001	2002	2003	2004	2005	2006	2007	2008	2009
	(in thousands)
Gross liability at end of year	$179,840	$210,692	$217,914	$267,190	$265,730	$259,022	$226,432	$239,809	$263,599
Reinsurance recoverable	65,296	79,584	79,018	95,759	92,721	95,710	76,280	78,502	83,337
Net liability at end of year	114,544	131,108	138,896	171,431	173,009	163,312	150,152	161,307	180,262
Gross reestimated liability — latest	191,184	207,187	207,667	237,608	238,713	238,592	232,342	253,179
Reestimated recoverable — latest	77,834	88,282	87,936	91,734	88,530	88,514	77,907	82,049
Net reestimated liability — latest	113,350	118,905	119,731	145,874	150,183	150,078	154,435	171,130
Gross cumulative deficiency (excess)	11,344	(3,505)	(10,247)	(29,582)	(27,017)	(20,430)	5,910	13,370

Technology
     Donegal Mutual owns the majority of the technology systems our insurance subsidiaries use. The technology systems consist primarily of an integrated central processing computer, a series of server-based computer networks and various communications systems that allow the home office of our insurance subsidiaries and their branch offices to utilize the same systems for the processing of business. Donegal Mutual maintains backup facilities and systems at the office of one of our insurance subsidiaries and through a contract with a leading provider of computer disaster recovery sites and tests these backup facilities and systems on a regular basis. Our insurance subsidiaries bear their proportionate share of information services expenses based on their respective percentage of the total net written premiums of the Donegal Insurance Group.
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
     We believe the availability and use of these technology systems has resulted in improved service to agents and policyholders, increased efficiencies in processing the business of our insurance subsidiaries and lower operating costs. Four key components of these integrated technology systems are the agency interface system, the WritePro® and WriteBiz® systems, a claims processing system and an imaging system. The agency interface system provides our insurance subsidiaries with a high level of data sharing both to and from agents’ systems and also provides agents with an integrated means of processing new business. The WritePro® and WriteBiz® systems are fully automated underwriting and policy issuance systems that provide agents with the ability to generate underwritten quotes and automatically issue policies that meet the underwriting guidelines of our insurance subsidiaries with limited or no intervention by their personnel. The claims processing system allows our insurance subsidiaries to process claims efficiently and in an automated environment. The imaging system eliminates the need to handle paper files, while providing greater access to the same information by a variety of personnel.
Third-Party Reinsurance
     Our insurance subsidiaries and Donegal Mutual purchase certain third-party reinsurance on a combined basis. Le Mars, the Peninsula Companies and Sheboygan also have separate reinsurance programs that provide certain coverage that is commensurate with their relative size and exposures. Our insurance subsidiaries use several different reinsurers, all of which, consistent with the requirements of our insurance subsidiaries and Donegal

Mutual, have an A.M. Best rating of A- (Excellent) or better or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A- rating from A.M. Best.
     The external reinsurance our insurance subsidiaries and Donegal Mutual purchase includes:
•	“excess of loss reinsurance,” under which their losses are automatically reinsured, through a series of contracts, over a set retention (generally $750,000 for 2009); and

•	“catastrophic reinsurance,” under which they recover, through a series of contracts, 100% of an accumulation of many losses resulting from a single event, including natural disasters, over a set retention (generally $3.0 million for 2009).
     The amount of coverage provided under each of these types of reinsurance depends upon the amount, nature, size and location of the risk being reinsured.
     Our insurance subsidiaries’ principal third-party reinsurance agreement in 2009 was a multi-line per risk excess of loss treaty that provided 100% coverage up to $1.0 million for both property and liability losses over the set retention.
     For property insurance, our insurance subsidiaries also have excess of loss treaties that provide for additional coverage over the multi-line treaty up to $2.5 million per loss. For liability insurance, our insurance subsidiaries have excess of loss treaties that provide for additional coverage over the multi-line treaty up to $40.0 million per occurrence. For workers’ compensation insurance, our insurance subsidiaries have excess of loss treaties that provide for additional coverage over the multi-line treaty up to $10.0 million on any one life.
     Our insurance subsidiaries and Donegal Mutual have property catastrophe coverage through a series of layered treaties up to aggregate losses of $100.0 million for any single event.
     Our insurance subsidiaries and Donegal Mutual also purchase facultative reinsurance to cover exposures from property and casualty losses that exceed the limits provided by their respective treaty reinsurance.
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
Investments
     Return on invested assets is an important element of the financial results of our insurance subsidiaries, and the investment strategy of our insurance subsidiaries is to generate an appropriate amount of after-tax income on invested assets while minimizing credit risk through investments in high-quality securities. As a result, our insurance subsidiaries seek to invest a high percentage of their assets in diversified, highly rated and marketable fixed-maturity instruments. The fixed-maturity portfolios of our insurance subsidiaries consist of both taxable and tax-exempt securities. Our insurance subsidiaries maintain a portion of their portfolios in short-term securities, such as investments in commercial paper, to provide liquidity for the payment of claims and operation of their businesses. Our insurance subsidiaries maintain a negligible percentage (less than 1.5% at December 31, 2009) of their portfolios in equity securities.
     At December 31, 2009, 99.8% of all debt securities held by our insurance subsidiaries had an investment-grade rating. The investment portfolios of our insurance subsidiaries did not contain any mortgage loans or any non-performing assets at December 31, 2009.
     The following table shows the composition of the debt securities (at carrying value) in the investment portfolios of our insurance subsidiaries, excluding short-term investments, by rating as of December 31, 2009:
(dollars in thousands)

	December 31, 2009
Rating(1)	Amount	Percent
U.S. Treasury and U.S. agency securities(2)	$137,399	23.2%
Aaa or AAA	202,624	34.3
Aa or AA	163,692	27.7
A	82,247	13.9
BBB	2,597	0.5
BB	250	—
B	1,254	0.2
CCC	1,448	0.2

Total	$591,511	100.0%

(1)	Ratings assigned by Moody’s Investors Services, Inc. or Standard & Poor’s Corporation.

(2)	Includes residential mortgage-backed securities of $94.8 million.

     Our insurance subsidiaries invest in both taxable and tax-exempt securities as part of their strategy to maximize after-tax income and are currently increasing their investments in tax-exempt securities. This strategy considers, among other factors, the alternative minimum tax. Tax-exempt securities made up approximately 67.9%, 75.8% and 71.0% of the debt securities in the combined investment portfolios of DGI and its insurance subsidiaries at December 31, 2007, 2008 and 2009, respectively.
     The following table shows the classification of our investments and the investments of our insurance subsidiaries (at carrying value) at December 31, 2007, 2008 and 2009:

	December 31,
	2007		2008		2009
		Percent		Percent		Percent
		of		of		of
(dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Fixed maturities(1):
Held to maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$51,611	8.5%	$8,517	1.4%	$2,000	0.3%
Obligations of states and political subdivisions	81,457	13.5	76,451	12.1	61,736	9.3
Corporate securities	9,838	1.6	8,341	1.3	6,243	0.9
Residential mortgage-backed securities	11,384	1.9	6,569	1.0	3,828	0.6

Total held to maturity	154,290	25.5	99,878	15.8	73,807	11.1

Available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	25,374	4.2	6,630	1.0	40,630	6.1
Obligations of states and political subdivisions	251,866	41.6	337,003	53.3	358,367	53.7
Corporate securities	15,228	2.5	23,936	3.8	27,766	4.2
Residential mortgage-backed securities	43,850	7.2	78,247	12.4	90,941	13.6

Total available for sale	336,318	55.5	445,816	70.5	517,704	77.6

Total fixed maturities	490,608	81.0	545,694	86.3	591,511	88.7
Equity securities(2)	36,361	6.0	5,895	0.9	9,915	1.5
Investments in affiliates(3)	8,649	1.4	8,594	1.4	9,309	1.4
Short-term investments(4)	70,252	11.6	71,953	11.4	56,100	8.4

Total investments	$605,870	100.0%	$632,136	100.0%	$666,835	100.0%

(1)	See Notes 1 and 5 to our consolidated financial statements incorporated by reference herein. We value fixed maturities classified as held to maturity at amortized cost; we value those fixed maturities classified as available for sale at fair value. Total fair value of fixed maturities classified as held to maturity was $155.4 million at December 31, 2007, $101.5 million at December 31, 2008 and $77.0 million at December 31, 2009. The amortized cost of fixed maturities classified as available for sale was $331.8 million at December 31, 2007, $449.0 million at December 31, 2008 and $503.7 million at December 31, 2009.

(2)	We value equity securities at fair value. Total cost of equity securities was $30.0 million at December 31, 2007, $2.9 million at December 31, 2008 and $3.8 million at December 31, 2009.

(3)	We value investments in affiliates at cost, adjusted for our share of earnings and losses of our affiliates as well as changes in equity of our affiliates due to unrealized gains and losses.

(4)	We value short-term investments at cost, which approximates fair value.
     The following table sets forth the maturities (at carrying value) in fixed maturity and short-term investment portfolios of DGI and its insurance subsidiaries at December 31, 2007, December 31, 2008 and December 31, 2009:

	December 31,
	2007		2008		2009
		Percent		Percent		Percent
		of		of		of
(dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Due in(1):
One year or less	$29,299	6.0%	$14,008	2.6%	$16,410	2.8%
Over one year through three years	61,523	12.5	33,772	6.2	35,007	5.9
Over three years through five years	36,360	7.4	44,579	8.2	46,392	7.8
Over five years through ten years	186,441	38.0	174,130	31.9	166,352	28.1
Over ten years through fifteen years	86,089	17.5	89,889	16.5	121,308	20.5
Over fifteen years	35,662	7.3	104,500	19.1	111,273	18.9
Residential mortgage-backed securities	55,234	11.3	84,816	15.5	94,769	16.0

	$490,608	100.0%	$545,694	100.0%	$591,511	100.0%

(1)	Based on stated maturity dates with no prepayment assumptions. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
     As shown above, our insurance subsidiaries held investments in residential mortgage-backed securities having a carrying value of $94.8 million at December 31, 2009. The mortgage-backed securities consist primarily of investments in governmental agency balloon pools with stated maturities between one and 24 years. The stated maturities of these investments limit the exposure of our insurance subsidiaries to extension risk should interest rates rise and prepayments decline. Our insurance subsidiaries perform an analysis of the underlying loans when evaluating a residential mortgage-backed security for purchase, and they select those securities that they believe will provide a return that properly reflects the prepayment risk associated with the underlying loans.
     The following table sets forth the investment results of DGI and its insurance subsidiaries for the years ended December 31, 2007, 2008 and 2009:

	Year Ended December 31,
(dollars in thousands)	2007	2008	2009
Invested assets(1)	$598,604	$619,003	$649,486
Investment income(2)	22,785	22,756	20,631
Average yield	3.8%	3.7%	3.2%
Average tax-equivalent yield	4.8	4.9	4.4

(1)	Average of the aggregate invested amounts at the beginning and end of the period.

(2)	Investment income is net of investment expenses and does not include realized investment gains or losses or provision for income taxes.
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
     In addition to state-imposed insurance laws and regulations, the National Association of Insurance Commissioners (the “NAIC”) has established a risk-based capital system for assessing the adequacy of statutory capital and surplus that augments the states’ current fixed dollar minimum capital requirements for insurance companies. At December 31, 2009, our insurance subsidiaries and Donegal Mutual each exceeded the minimum levels of statutory capital the risk-based capital rules require by a substantial margin.
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
     The insurance laws of the respective states of domicile of our insurance subsidiaries restrict the amount of dividends or other distributions our insurance subsidiaries may pay to us without the prior approval of the insurance regulatory authorities of that state. Generally, the maximum amount that an insurance subsidiary may pay during any year after notice to, but without prior approval of, the insurance commissioners of these states is limited to a stated percentage of that subsidiary’s statutory capital and surplus as of the end of the preceding year or the net income of the subsidiary for the preceding year. As of December 31, 2009, the amount of dividends our insurance subsidiaries could pay us during 2010, without the prior approval of the various insurance commissioners, was:

Name of Insurance Subsidiary	Ordinary Dividend Amount

Atlantic States	$12.4	million
Southern	None
Le Mars	2.8	million
Peninsula Companies	3.9	million
Sheboygan	0.6	million

Total	$19.7	million

Donegal Mutual
     Donegal Mutual organized as a mutual fire insurance company in Pennsylvania in 1889. At December 31, 2009, Donegal Mutual had admitted assets of $325.0 million and policyholders’ surplus of $172.1 million. At December 31, 2009, Donegal Mutual had total liabilities of $152.9 million, including debt of $13.1 million, reserves for net losses and loss expenses of $44.3 million and unearned premiums of $29.3 million. Donegal Mutual’s investment portfolio of $221.6 million at December 31, 2009 consisted primarily of investment-grade bonds of $18.5 million and its investment in our common stock. At December 31, 2009, Donegal Mutual owned 8,355,184 shares, or approximately 42% of our Class A common stock, Donegal Mutual carried on its books at $111.6 million, and 4,180,234 shares, or approximately 75%, of our Class B common stock, Donegal Mutual carried on its books at $55.8 million. The foregoing financial information is presented on the statutory basis of accounting required by the NAIC Accounting Practices and Procedures Manual. Donegal Mutual does not, nor is it required to, prepare financial statements in accordance with generally accepted accounting principles.
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
Cautionary Statement Regarding Forward-Looking Statements
     This annual report and the documents incorporated by reference into this annual report contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include certain discussions relating to underwriting, premium and investment income volume, business strategies, reserves, profitability and business relationships and our other business activities during 2009 and beyond. In some cases, you can identify forward-looking statements by terms such as “may,”

“will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “objective,” “project,” “predict,” “potential,” “goal” and similar expressions. These forward-looking statements reflect our current views about future events, are based on our current assumptions and are subject to known and unknown risks and uncertainties that may cause our results, performance or achievements to differ materially from those anticipated in or implied by those statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict. Such factors may include those described under “Risk Factors.” The forward-looking statements contained in this annual report reflect our views and assumptions only as of the date of this Form 10-K Report. Except as required by law, we do not intend to, and assume no responsibility for, updating any forward-looking statements. We qualify all of our forward-looking statements by these cautionary statements.
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
     Donegal Mutual controls the election of all of the members of our board of directors. Five of the 11 members of our board of directors are also directors of Donegal Mutual. Donegal Mutual and we have the same executive officers. These common directors and executive officers have a fiduciary duty to our stockholders and also have a fiduciary duty to the policyholders of Donegal Mutual. Among the potential conflicts of interest that could arise from these separate fiduciary duties are:

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
     Donegal Mutual has sufficient voting power to determine the outcome of all matters submitted to our stockholders for approval.
     Each share of our Class A common stock has one-tenth of a vote per share and votes as a single class with our Class B common stock, which has one vote per share except for matters that would uniquely affect the rights of holders of our Class A common stock. Donegal Mutual has the right to vote approximately 66% of the aggregate voting power of our Class A common stock and our Class B common stock and has sufficient voting control to:
•	elect all of the members of our board of directors, who determine our management and policies; and

•	control the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers or other acquisition proposals and the sale of all or substantially all of our assets, in each case regardless of how our other stockholders vote their shares.
     The interests of Donegal Mutual in maintaining this majority control of us may have an adverse effect on the price of our Class A common stock and our Class B common stock because of the absence of any potential “takeover” premium and may be inconsistent with the interests of our stockholders other than Donegal Mutual.
     Donegal Mutual’s voting control, certain provisions of our certificate of incorporation and by-laws and certain provisions of Delaware law make it remote that anyone could acquire control of us unless Donegal Mutual were in favor of the acquisition of control.

     Donegal Mutual’s voting control, certain anti-takeover provisions in our certificate of incorporation and by-laws and certain provisions of the Delaware General Corporation Law (the “DGCL”) could delay or prevent the removal of members of our board of directors and could make more difficult or more expensive a merger, tender offer or proxy contest involving us to succeed, even if such events were in the best interests of our stockholders other than Donegal Mutual. These factors could also discourage a third party from attempting to acquire control of us. In particular, our certificate of incorporation and by-laws include the following anti-takeover provisions:
•	our board of directors is classified into three classes, so that our stockholders elect only one-third of the members of our board of directors each year;

•	our stockholders may remove our directors only for cause;

•	our stockholders may not take stockholder action except at an annual or special meeting of our stockholders;

•	the request of stockholders holding at least 20% of the aggregate voting power of our Class A common stock and our Class B common stock is required to call a special meeting of our stockholders;

•	stockholders are required to provide advance notice to us to nominate candidates for election to our board of directors or to make a stockholder proposal at a stockholders’ meeting;

•	cumulative voting rights are not available in the election of our directors;

•	pre-emptive rights are not available in connection with the securities we issue; and

•	our board of directors may issue, without stockholder approval unless otherwise required by law, preferred stock with such terms as our board of directors may determine.
     Moreover, the DGCL contains certain provisions that prohibit certain business combination transactions with an interested stockholder under certain circumstances.
     We have authorized preferred stock that we could issue to make it more difficult for a third party to acquire us.
     We have 2,000,000 authorized shares of preferred stock that we could issue in one or more series without further stockholder approval, unless otherwise required by law, and upon such terms and conditions, and having such rights, privileges and preferences, as our board of directors may determine our potential issuance of preferred stock and that may make it difficult for a third party to acquire control of us.
     Because we are an insurance holding company, no person can acquire or seek to acquire a 10% or greater interest in us without first obtaining approval of the insurance commissioners of the states of domicile of our insurance subsidiaries.
     We own insurance subsidiaries domiciled in the states of Pennsylvania, Maryland, Virginia, Iowa and Wisconsin and Donegal Mutual controls an insurance company domiciled in Georgia. The insurance laws of each of these states provide that no person can acquire or seek to acquire a 10% or greater interest in us without first filing specified information with the insurance commissioner of that state and obtaining the prior approval of the proposed acquisition of a 10% or greater interest in us by the state insurance commissioner based on statutory standards designed to protect the safety and soundness of the insurance holding company and its subsidiary.
     Our insurance subsidiaries currently conduct business in a limited number of states, with a concentration of business in Pennsylvania, Maryland and Virginia. Any single catastrophe occurrence or other condition affecting losses in these states could adversely affect the results of operations of our insurance subsidiaries.
     Our insurance subsidiaries conduct business in states located primarily in the Mid-Atlantic, Midwestern and Southeastern portions of the United States. A substantial portion of their business consists of private passenger and commercial automobile, homeowners and workers’ compensation insurance in Pennsylvania, Maryland and Virginia. While our insurance subsidiaries actively manage their exposure to catastrophes through their underwriting process and the purchase of reinsurance, a single catastrophic occurrence, destructive weather pattern, general economic trend, terrorist attack, regulatory development or other condition affecting one or more of the states in which our insurance subsidiaries conduct substantial business could materially adversely affect their business, financial condition and results of operations. Common catastrophic events include hurricanes, earthquakes, tornadoes, wind and hail storms, fires, explosions and severe winter storms.
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
     The business of our insurance subsidiaries may not continue to grow and may be materially adversely affected if they cannot retain existing, and attract new, independent agents or if insurance consumers increase their use of insurance marketing systems other than independent agents.
     Our ability to retain existing and to attract new independent agents is essential to the continued growth of the business of our insurance subsidiaries. If independent agents find it easier to do business with the competitors of our insurance subsidiaries, our insurance subsidiaries could find it difficult to retain their existing business or to attract new business. While our insurance subsidiaries believe they maintain good relationships with the independent agents they appoint, our insurance subsidiaries cannot be certain that these independent agents will continue to sell the products of our insurance subsidiaries to the consumers these independent agents represent. Some of the factors that could adversely affect the ability of our insurance subsidiaries to retain existing and attract new independent agents include:
•	the significant competition among insurance companies to attract independent agents;

•	the intense and time-consuming process of selecting new independent agents;

•	the insistence of our insurance subsidiaries that independent agents adhere to consistent underwriting standards; and

•	the ability of our insurance subsidiaries to pay competitive and attractive commissions, bonuses and other incentives to independent agents.
     While our insurance subsidiaries sell insurance to policyholders solely through their network of independent agencies, many competitors of our insurance subsidiaries sell insurance through a variety of delivery methods, including independent agencies, captive agencies, the Internet and direct sales. To the extent that these policyholders change their marketing system preference, the business, financial condition and results of operations of our insurance subsidiaries may be adversely affected.
     We are dependent on dividends from our insurance subsidiaries for the payment of our operating expenses, our debt service and dividends to our stockholders; however, there are regulatory restrictions and business considerations that limit the amount of dividends our insurance subsidiaries may pay to us.
     As a holding company, we rely primarily on dividends from our insurance subsidiaries as a source of funds to meet our corporate obligations. The amount of dividends our insurance subsidiaries can pay to us is subject to regulatory restrictions and depends on the amount of surplus our subsidiaries maintain. From time to time, the NAIC and various state insurance regulators consider modifying the method of determining the amount of dividends that an insurance company may pay without prior regulatory approval. The maximum amount of ordinary dividends that our insurance subsidiaries can pay to us in 2010 without prior regulatory approval is approximately $19.7 million. Other business and regulatory considerations, such as the impact of dividends on surplus that could affect the ratings, competitive conditions, the investment results of our subsidiaries and the amount of premiums that our insurance subsidiaries can write could also adversely impact the ability of our insurance subsidiaries to pay dividends to us.
     If A.M. Best downgrades the rating it has assigned to Donegal Mutual or our insurance subsidiaries, it would adversely affect their competitive position.
     Industry ratings are a factor in establishing and maintaining the competitive position of insurance companies. A.M. Best, an industry-accepted source of insurance company financial strength ratings, rates Donegal Mutual and our insurance subsidiaries. A.M. Best ratings provide an independent opinion of an insurance company’s financial health and its ability to meet its obligations to its policyholders. We believe that the financial strength rating of A.M. Best is material to the operations of Donegal Mutual and our insurance subsidiaries. Currently, Donegal Mutual and our insurance subsidiaries each have an A (Excellent) rating from A.M. Best. If A.M. Best were to downgrade the rating of Donegal Mutual or any of our insurance subsidiaries, it would adversely affect the competitive position of Donegal Mutual and our insurance subsidiaries and make it more difficult for them to market their products and retain their existing policyholders.
     Our strategy to grow in part through acquisitions of smaller insurance companies exposes us to risks that could adversely affect our results of operations and financial condition.
     The affiliation with and acquisition of smaller and other undercapitalized insurance companies involves risks that could adversely affect our results of operations and financial condition. The risks associated with these affiliations and acquisitions include:
•	the potential inadequacy of reserves for loss and loss expenses;

•	the need to supplement management with additional experienced personnel;

•	conditions imposed by regulatory agencies that make the realization of cost-savings through integration of operations more difficult;

•	a need for additional capital that was not anticipated at the time of the acquisition; and

•	the use of more of our management’s time than we originally anticipated.
     If we cannot obtain sufficient capital to fund the organic growth of our insurance subsidiaries and to make acquisitions, we may not be able to expand our business.
     Our strategy is to expand our business through the organic growth of our insurance subsidiaries and through our strategic acquisitions of regional insurance companies. Our insurance subsidiaries will require additional capital in the future to support this strategy. If we cannot obtain sufficient capital on satisfactory terms and conditions, we may not be able to expand the business of our insurance subsidiaries or to make future acquisitions. Our ability to obtain additional financing will depend on a number of factors, many of which are beyond our control. For example, we may not be able to obtain additional financing because our insurance subsidiaries may already have substantial debt at the time, because we do not have sufficient cash flow to service or repay our existing or additional debt or because financial institutions are not making financing available. In addition, any equity capital we obtain in the future could be dilutive to our existing stockholders.
     Many of the competitors of our insurance subsidiaries have greater financial strength than our insurance subsidiaries, and these competitors may be able to offer their products at lower prices than our insurance subsidiaries can afford to do.
     The property and casualty insurance industry is intensely competitive. Competition can be based on many factors, including:
•	the perceived financial strength of the insurer;

•	premium rates;

•	policy terms and conditions;

•	policyholder service;

•	reputation; and

•	experience.
     Our insurance subsidiaries compete with many regional and national property and casualty insurance companies, including direct sellers of insurance products, insurers having their own agency organizations and other insurers represented by independent agents. Many of these insurers have greater capital than our insurance subsidiaries, have substantially greater financial, technical and operating resources and have equal or higher ratings from A.M. Best than our insurance subsidiaries. In addition, competition may become increasingly better capitalized in the future as the traditional barriers between insurance companies and other financial institutions erode and as the property and casualty insurance industry continues to consolidate.
     The greater capitalization of many of the competitors of our insurance subsidiaries enables them to operate with lower profit margins and, therefore, allows them to market their products more aggressively, to take advantage more quickly of new marketing opportunities and to offer lower premium rates. Our insurance subsidiaries may not be able to maintain their current competitive position in the markets in which they operate if their competitors offer prices on products that are lower than the prices our insurance subsidiaries are prepared to offer. Moreover, if these competitors lower the price of their products and our insurance subsidiaries meet their pricing, the profit margins and revenues of our insurance subsidiaries may decrease and their ratios of claims and expenses to premiums may increase. All of these factors materially adversely affect the financial condition and results of operations of our insurance subsidiaries.
     Because the investment portfolios of our insurance subsidiaries consist primarily of fixed-income securities, their investment income and the fair value of their investment portfolios could decrease as a result of a number of factors.
     Our insurance subsidiaries invest the premiums they receive from their policyholders and maintain investment portfolios that consist primarily of fixed-income securities. Therefore, the management of these investment portfolios is an important component of their profitability and a significant portion of the operating income of our insurance subsidiaries is generated from the income they receive on their invested assets. A number of factors offset the quality and/or yield of their portfolios may be affected by a number of factors, including the general economic and business environment, government monetary policy, changes in the credit quality of the issuers of the fixed-income securities our insurance subsidiaries own, changes in market conditions and regulatory changes. The fixed-income securities our insurance subsidiaries own consist primarily of securities issued by domestic entities that are backed either by the credit or collateral of the underlying issuer. Factors such as an economic downturn, disruption in the credit market or the availability of credit, a regulatory change pertaining to a particular issuer’s industry, a significant deterioration in the cash flows of the issuer or a change in the issuer’s marketplace may adversely affect the ability of our insurance subsidiaries to collect principal and interest from the issuer.
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
     The loss of, or failure to attract, key personnel could significantly impede the financial plans, growth, marketing and other objectives of our insurance subsidiaries. Their success depends to a substantial extent on the ability and experience of their senior management. Our insurance subsidiaries believe that their future success is dependent on their ability to attract and retain additional skilled and qualified personnel and to expand, train and manage their employees. Our insurance subsidiaries may be unable to do so because of the intense competition for experienced personnel in the insurance industry. With limited exceptions, our insurance subsidiaries do not have employment agreements with their key personnel.
     The reinsurance agreements on which our insurance subsidiaries rely do not relieve our insurance subsidiaries from their primary liability to their policyholders, and our insurance subsidiaries face a risk of non-payment from their reinsurers as well as the non-availability of reinsurance in the future.
     Our insurance subsidiaries rely on reinsurance agreements to limit their maximum net loss from large single catastrophic risks or excess of loss risks in areas where are insurance subsidiaries may have a concentration of policyholders. Reinsurance also enables our insurance subsidiaries to increase their capacity to write insurance. Although the reinsurance our insurance subsidiaries maintain provides that the reinsurer is liable to them for any reinsured losses, the reinsurance does not relieve our insurance subsidiaries from their primary liability to their policyholders if the reinsurer fails to pay our insurance subsidiaries. To the extent that a reinsurer is unable to pay losses for which it is liable to our insurance subsidiaries, our insurance subsidiaries remain liable for such losses. As of December 31, 2009, our insurance subsidiaries had approximately $24.0 million of reinsurance receivables from third-party reinsurers relating to paid and unpaid losses. Any insolvency or inability of these reinsurers to make timely payments to our insurance subsidiaries under the terms of their reinsurance agreements would adversely affect the results of operations of our insurance subsidiaries.
     In addition, our insurance subsidiaries face a risk of the non-availability of reinsurance or an increase in reinsurance costs that could adversely affect their ability to write business or their results of operations. Market conditions beyond the control of our insurance subsidiaries, such as the amount of surplus in the reinsurance market and the frequency and severity of natural and man-made catastrophes, affect both the availability and the cost of the reinsurance our insurance subsidiaries purchase. If our insurance subsidiaries can not maintain their current level of reinsurance or purchase new reinsurance protection in amounts that our insurance subsidiaries consider sufficient, our insurance subsidiaries would either have to be willing to accept an increase in their net risk retention or reduce their insurance writings which would adversely affect them.
Risks Relating to the Property and Casualty Insurance Industry
     Industry trends, such as increased litigation against the insurance industry and individual insurers, the willingness of courts to expand covered causes of loss, rising jury awards, escalating medical costs and increasing loss severity may contribute to increased costs and to the deterioration of the reserves of our insurance subsidiaries.
     Loss severity in the property and casualty insurance industry has increased in recent years, principally driven by larger court judgments and increasing medical costs. In addition, many classes of complainants have brought legal actions and proceedings that tend to increase the size of judgments. The propensity of policyholders and third-party claimants to litigate and the willingness of courts to expand causes of loss and the size of awards to eliminate exclusions and to increase coverage limits may make the loss reserves of our insurance subsidiaries inadequate for current and future losses.
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
     Property and casualty insurers are subject to extensive supervision in their domiciliary states and in the states in which they do business. This regulatory oversight includes, by way of example, matters relating to licensing and examination, approval of premium rates, market conduct, policy forms, limitations on the nature and amount of certain investments, claims practices, mandated participation in involuntary markets and guaranty funds, reserve adequacy, insurer solvency, transactions between affiliates, the amount of dividends that insurers may pay and restrictions on underwriting standards. Such regulation and supervision are primarily for the benefit and protection of policyholders rather than stockholders. For instance, our insurance subsidiaries are subject to involuntary participation in specified markets in various states in which they operate, and the premium rates our insurance subsidiaries may charge do not always correspond with the underlying costs of providing that coverage.
     The NAIC and state insurance regulators are re-examining existing laws and regulations, specifically focusing on insurance company investments, issues relating to the solvency of insurance companies, risk-based capital guidelines, restrictions on the terms and conditions included in insurance policies, certain methods of accounting, reserves for unearned premiums, losses and other purposes, the values at which they may carry investment securities and the definition of other-than-temporary impairment, interpretations of existing laws and the development of new laws. Changes in state laws and regulations, as well as changes in the way state regulators view related-party transactions in particular, could change the operating environment of our insurance subsidiaries and have an adverse effect on their business.
     The state insurance regulatory framework has recently come under increased federal scrutiny partly as a result of the substantial emergency funding the federal government provided AIG. Congress is considering proposals that it should create an optional federal charter for insurers. Federal chartering has the potential to create an uneven playing field for insurers by subjecting federally-chartered and state-chartered insurers to different regulatory requirements. Federal chartering also raises the possibility of duplicative or conflicting federal and state requirements. In addition, if federal legislation repeals the partial exemption for the insurance industry from federal antitrust laws, our ability to collect and share loss cost data with the industry could adversely affect the results of operations of our insurance subsidiaries.
     Our insurance subsidiaries are subject to assessments, based on their market share in a given line of business, to assist in the payment of unpaid claims and related costs of insolvent insurance companies. Such assessments could adversely affect the financial condition of our insurance subsidiaries.
     Our insurance subsidiaries must pay assessments pursuant to the guaranty fund laws of the various states in which they conduct business. Generally, under these laws, our insurance subsidiaries can be assessed, depending upon the market share of our insurance subsidiaries in a given line of insurance business, to assist in the payment of unpaid claims and related costs of insolvent insurance companies in those states. We cannot predict the number and magnitude of future insurance company failures in the states in which our insurance subsidiaries conduct business, but future assessments could adversely affect the business, financial condition and results of operations of our insurance subsidiaries.

     Our insurance subsidiaries must establish premium rates and loss and loss expense reserves from forecasts of the ultimate costs they expect will arise from risks underwritten during the policy period, and the profitability of our insurance subsidiaries could be adversely affected if their premium rates or reserves are insufficient to satisfy their ultimate costs.
     One of the distinguishing features of the property and casualty insurance industry is that it prices its products before it knows its costs since insurers generally establish their premium rates before they know the amount of losses they will incur. Accordingly, our insurance subsidiaries establish premium rates from forecasts of the ultimate costs they expect to arise from risks they have underwritten during the policy period. These premium rates may not be sufficient to cover the ultimate losses incurred. Further, our insurance subsidiaries must establish reserves for losses and loss expenses as balance sheet liabilities based upon estimates involving actuarial and statistical projections at a given time of what our insurance subsidiaries expect their ultimate liability to be. Significant periods of time often elapse from the occurrence of an insured loss to the reporting of the loss and the payment of that loss. It is possible that their ultimate liability could exceed these estimates because of the future development of known losses, the existence of losses that have occurred but are currently unreported and larger than historical settlements on pending and unreported claims. The process of estimating reserves is inherently judgmental and can be influenced by variable factors including:
•	trends in claim frequency and severity;

•	changes in operations;

•	emerging economic and social trends;

•	inflation; and

•	changes in the regulatory and litigation environments.
     If our insurance subsidiaries have insufficient premium rates or reserves, insurance regulatory authorities may require increases to these reserves. An increase in reserves results in an increase in losses and a reduction in net income for the period in which the deficiency in reserves exists. Accordingly, if an increase in reserves is not sufficient, it may adversely impact their business, liquidity, financial condition and results of operations.
     The financial results of our insurance subsidiaries depend primarily on the ability to underwrite risks effectively and to charge adequate rates to policyholders.
     The financial condition, cash flows and results of operations of our insurance subsidiaries depend on the ability to underwrite and set rates accurately for a full spectrum of risks, across a number of lines of insurance. Rate adequacy is necessary to generate sufficient premium to pay losses, loss adjustment expenses and underwriting expenses and to earn a profit.
     The ability to underwrite and set rates effectively is subject to a number of risks and uncertainties, including:
•	the availability of sufficient, reliable data;

•	the ability to conduct a complete and accurate analysis of available data;

•	the ability to timely recognize changes in trends and to project both the severity and frequency of losses with reasonable accuracy;

•	uncertainties generally inherent in estimates and assumptions;

•	the ability to project changes in certain operating expense levels with reasonable certainty;

•	the development, selection and application of appropriate rating formulae or other pricing methodologies;

•	the use of modeling tools to assist with correctly and consistently achieving the intended results in underwriting and pricing ;

•	the ability to innovate with new pricing strategies, and the success of those innovations on implementation;

•	the ability to secure regulatory approval of premium rates on an adequate and timely basis;

•	the ability to predict policyholder retention accurately;

•	unanticipated court decisions, legislation or regulatory action;

•	unanticipated changes in our claim settlement practices;

•	changing driving patterns for auto exposures; changing weather patterns for property exposures;

•	changes in the medical sector of the economy;

•	unanticipated changes in auto repair costs, auto parts prices and used car prices;

•	impact of inflation and other factors on cost of construction materials and labor;

•	the ability to monitor property concentration in catastrophe prone areas, such as hurricane, earthquake and wind/hail regions; and

•	the general state of the economy in the states in which we operate.
     Such risks may result in the premium rates of our insurance subsidiaries being based on inadequate or inaccurate data or inappropriate assumptions or methodologies, and may cause our estimates of future changes in the frequency or severity of claims to be incorrect. As a result, our insurance subsidiaries could underprice risks, which would negatively affect our margins, or we could overprice risks, which could reduce our volume and competitiveness. In either event, underpricing or overpricing risks could adversely impact their operating results, financial condition and cash flows.
     The cyclical nature of the property and casualty insurance industry may reduce the revenues and profit margins of our insurance subsidiaries.
     The property and casualty insurance industry is highly cyclical with respect to both individual lines of business and the overall insurance industry. Premium rate levels relate to the availability of insurance coverage, which varies according to the level of surplus available in the insurance industry. The level of surplus in the industry varies with returns on invested capital and regulatory barriers to withdrawal of surplus. Increases in surplus may result in increased price competition among property and casualty insurers. If our insurance subsidiaries find it necessary to reduce premiums or limit premium increases due to these competitive pressures on pricing, our insurance subsidiaries may experience a reduction in their profit margins and revenues, an increase in their ratios of losses and expenses to premiums and, therefore, lower profitability.
Risks Relating to Our Class A Common Stock
     The price of our Class A common stock may be adversely affected by its low trading volume.
     Our Class A common stock has limited liquidity. Reported average daily trading volume in our Class A common stock for the year ended December 31, 2009 was approximately 27,000 shares. This limited liquidity subjects our shares of Class A common stock to greater price volatility.
     Donegal Mutual’s ownership of our stock, anti-takeover provisions of our certificate of incorporation and by-laws and certain state laws make it unlikely anyone could acquire control of us unless Donegal Mutual were in favor of the acquisition of control.
     Donegal Mutual’s ownership of our Class A common stock and Class B common stock, certain anti-takeover provisions of our certificate of incorporation and by-laws, certain provisions of Delaware law and the insurance laws and regulations of Pennsylvania, Maryland, Iowa, Virginia, Wisconsin and Georgia could delay or prevent the removal of members of our board of directors and could make it more difficult for a merger, tender offer or proxy contest involving us to succeed, even if our stockholders other than Donegal Mutual believed such events were beneficial to them. These factors could also discourage a third party from attempting to acquire control of us. The classification of our board of directors could also have the effect of delaying or preventing a change in control of us.
     In addition, we have 2,000,000 authorized shares of preferred stock that we could issue in one or more series without stockholder approval, to the extent permitted by applicable law, and upon such terms and conditions, and having such rights, privileges and preferences, as our board of directors may determine. Our ability to issue preferred stock could make it difficult for a third party to acquire us. We have no current plans to issue any preferred stock.
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
     We and our insurance subsidiaries share administrative headquarters with Donegal Mutual in a building in Marietta, Pennsylvania owned by Donegal Mutual. Donegal Mutual charges us and our insurance subsidiaries for an appropriate portion of the building expenses under an inter-company allocation agreement. The Marietta headquarters has approximately 230,000 square feet of office space. Southern owns a facility of approximately 10,000 square feet in Glen Allen, Virginia. Le Mars owns a facility of approximately 25,500 square feet in Le Mars, Iowa, the Peninsula Companies own a facility of approximately 14,600 square feet in Salisbury, Maryland and Sheboygan owns a facility of approximately 8,800 square feet in Sheboygan Falls, Wisconsin.

Item 3.	Legal Proceedings.
     Our insurance subsidiaries are parties to routine litigation that arises in the ordinary course of their insurance business. We believe that the resolution of these lawsuits will not have a material adverse effect on the financial condition or results of operations of our insurance subsidiaries.

Item 4.	Reserved.
     Not applicable.
Executive Officers of the Company
     The following table sets forth information regarding the executive officers of Donegal Mutual and us, each of whom has served with us for more than 10 years:

Name	Age	Position

Donald H. Nikolaus	67	President and Chief Executive Officer of Donegal Mutual since 1981; President and Chief Executive Officer of us since 1986.

Robert G. Shenk	56	Senior Vice President, Claims, of Donegal Mutual and us since 1997; other positions from 1986 to 1997.

Cyril J. Greenya	65	Senior Vice President and Chief Underwriting Officer, of Donegal Mutual and us since 2005, Senior Vice President, Underwriting of Donegal Mutual from 1997 to 2005; other positions from 1986 to 2005.

Daniel J. Wagner	49	Senior Vice President and Treasurer of Donegal Mutual and us since 2005; Vice President and Treasurer of Donegal Mutual and us from 2000 to 2005; other positions from 1993 to 2005.

Jeffrey D. Miller	45	Senior Vice President and Chief Financial Officer of Donegal Mutual and us since 2005; Vice President and Controller of Donegal Mutual and us from 2000 to 2005; other positions from 1995 to 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     We incorporate the response to this Item in part by reference to page 40 of our Annual Report to Stockholders for the year ended December 31, 2009, or 2009 Annual Report. Our 2009 Annual Report is included as Exhibit (13) to this Form 10-K Report.
     As of February 26, 2010, we had approximately 1,229 holders of record of our Class A common stock and approximately 418 holders of record of our Class B common stock.
     We declared dividends of $0.42 per share on our Class A common stock and $0.37 per share on our Class B common stock in 2008 and $0.45 per share on our Class A common stock and $0.40 per share on our Class B common stock in 2009.
     Between October 1, 2009 and December 31, 2009, we and Donegal Mutual purchased shares of our Class A common stock and Class B common stock as set forth in the table below.

(d) Maximum
Number (or
			(c) Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares
			Purchased as Part	(or Units) that May
	(a) Total Number of	(b) Average Price	of Publicly	Yet Be Purchased
	Shares (or Units)	Paid per Share	Announced Plans	Under the Plans
Period	Purchased	(or Unit)	of Programs	or Programs(1)

Month #1	Class A — —	Class A — $—	Class A — —
October 1-31, 2009	Class B — —	Class B — $—	Class B — —

Month #2	Class A — 12,900	Class A — $15.10	Class A — 12,900
November 1-30, 2009	Class B — —	Class B — $—	Class B — —

Month #3	Class A — —	Class A — $—	Class A — —
December 1-31, 2009	Class B — —	Class B — $—	Class B — —

Total	Class A — 12,900	Class A — $15.10	Class A — 12,900
	Class B — —	Class B — $—	Class B — —

(1)	We announced on February 23, 2009 that we will purchase up to 300,000 shares of Class A common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. We have 292,331 additional shares of Class A common stock available for purchase under this program.
     Our performance graph is included on page 39 of our 2009 Annual Report.

Item 6.	Selected Financial Data.
     We incorporate the response to this Item by reference to page 6 of our 2009 Annual Report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     We incorporate the response to this Item by reference to pages 8 through 16 of our 2009 Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
     Our insurance subsidiaries are exposed to the impact of changes in interest rates, changes in fair values of investments and credit risk because each them maintains a substantial investment portfolio in relation to its total assets.
     In the normal course of business, we and our insurance subsidiaries employ established policies and procedures to manage and mitigate exposure to changes in interest rates, fluctuations in the fair market value of debt and equity securities and credit risk.
     Interest Rate Risk
     Our insurance subsidiaries monitor interest rate exposure through regular reviews of their respective asset and liability positions. Our insurance subsidiaries regularly monitor their cash flow estimates and the impact of interest rate fluctuations on their investment portfolio. Our insurance subsidiaries generally do not hedge their exposure to interest rate risk because each of them has the capacity to, and does, hold fixed-maturity investments to maturity.
     The following table presents the principal cash flows and related weighted-average interest rates by expected maturity dates for financial instruments sensitive to interest rates of our insurance subsidiaries:

	As of December 31, 2009
		Weighted-average
(amounts in thousands)	Principal cash flows	interest rate

Fixed maturities and short-term investments:
2010	$74,981	1.4%
2011	15,457	4.3
2012	20,476	3.3
2013	20,220	4.2
2014	26,965	4.1
Thereafter	479,472	4.4

Total	$637,571

Market value	$650,810

Debt:
Thereafter	$15,465	4.3%

Total	$15,465

Fair Value	$15,465

     The actual cash flows of our insurance subsidiaries and Donegal Mutual from investments may differ from those indicated above because of calls and prepayments.
     Equity Price Risk
     Our insurance subsidiaries carry their portfolios of marketable equity securities on their consolidated balance sheets at estimated fair value. These securities have exposure to equity price risk. We define equity price risk as the risk of potential loss in estimated fair value resulting from an adverse change in prices. Our insurance subsidiaries seek to mitigate equity price risk and exposure by earning competitive relative returns on diverse portfolios of high-quality and liquid securities.
     Credit Risk
     The fixed-maturity securities portfolios our insurance subsidiaries maintain and, to a lesser extent, their short-term investments of our insurance subsidiaries are subject to credit risk. We define credit risk as the potential loss in market value resulting from adverse changes in a borrower’s ability to repay its debt. Our insurance subsidiaries seek to manage this risk through pre-investment underwriting analysis and regular reviews by our investment staff. Each of our insurance subsidiaries seeks to limit its credit risk by limiting the amount of its fixed-maturity investments in the securities of any one issuer.
     Our insurance subsidiaries provide property and casualty insurance coverages through independent insurance agencies located throughout the states in which Donegal Mutual and our insurance subsidiaries conduct business. Our insurance subsidiaries bill the majority of this business directly to the policyholder, although our insurance subsidiaries bill a portion of their commercial business through the agents of our insurance subsidiaries. Our insurance subsidiaries who extend credit to agents in the normal course of their business.
     Our insurance subsidiaries place reinsurance with Donegal Mutual and with major unaffiliated authorized reinsurers. Although our insurance subsidiaries as a matter of law retain ultimate responsibility to our policyholders if a reinsurer fails for any reason to pay an insurance risk we have ceded, we do not regard this legal conclusion as a material risk because each of our insurance subsidiaries has an A.M. Best rating of A.

Item 8.	Financial Statements and Supplementary Data.
     We incorporate the response to this Item by reference to pages 17 through 35 of our 2009 Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.

Item 9A.	Controls and Procedures.
     Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009 covered by this Form 10-K Report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2009, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information we are required to disclose in the reports that we file or submit under the Exchange Act and our disclosure controls and procedures are also effective to ensure that information we disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.
     Internal Control over Financial Reporting
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we include a report of our management’s assessment of the design and effectiveness of our internal control over financial reporting as part of our 2009 Annual Report. KPMG LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2009 based on criteria establish by Internal Control —

Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We include the report of KPMG LLP dated March 11, 2010 as part of our 2009 Annual Report.
     Changes in Internal Control over Financial Reporting
     We have not changed our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

Item 9B.	Other Information.
     None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance of the Registrant.
     We respond to this Item by reference to our proxy statement, or the Proxy Statement, we will file with respect to the annual meeting of our stockholders that we will hold on April 15, 2010. We respond to this Item with respect to our executive officers by reference to Part I of this Form 10-K Report.
     We incorporate the full text of our Code of Business Conduct and Ethics by reference to Exhibit 15 to this Form 10-K Report.

Item 11.	Executive Compensation.
     We incorporate the response to this Item by reference to our proxy statement filed with the SEC relating to our annual meeting of stockholders to be held April 15, 2010. Neither the Report of our Compensation Committee nor the Report of our Audit Committee is deemed filed with the SEC or deemed incorporated by reference into any filing we make under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     We respond to this Item by reference to our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence.
     We respond to this Item by reference to our Proxy Statement.

Item 14.	Principal Accountant Fees and Services.
     We respond to this Item by reference to our Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedule.
(a)	Financial statements, financial statement schedule and exhibits filed:
(a)	Consolidated Financial Statements

Page*

Reports of Independent Registered Public Accounting Firm	36, 38

Donegal Group Inc. and Subsidiaries:

Consolidated Balance Sheets as of December 31, 2009 and 2008	17

Consolidated Statements of Income and Comprehensive Income for each of the years in the three-year period ended December 31, 2009, 2008 and 2007	18

Consolidated Statements of Stockholders’ Equity for each of the years in the three-year period ended December 31, 2009, 2008 and 2007	19

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2009, 2008 and 2007	20

Notes to Consolidated Financial Statements	21

Report and Consent of Independent Registered Public Accounting Firm	Exhibit 23
(b)	Financial Statement Schedule

Page

Donegal Group Inc. and Subsidiaries

Schedule III — Supplementary Insurance Information	S-1
     We have omitted all other schedules since they are not required, not applicable or the information is included in the financial statements or notes thereto.

*	Refers to pages of our 2009 Annual Report to Stockholders. We incorporate by reference to pages 17 through 38 of our 2009 Annual Report, our Consolidated Financial Statements, Notes to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm on consolidated financial statements, Management’s Report on

Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting. With the exception of the portions of our 2009 Annual Report in this Item and Items 5, 6, 7 and 8 of this Form 10-K Report, our 2009 Annual Report shall not be deemed filed as part of this Form 10-K Report or otherwise subject to the liabilities of Section 18 of the Exchange Act.
(c)	Exhibits

Exhibit No.	Description of Exhibits	Reference

(3)(i)	Certificate of Incorporation of Donegal Group Inc., as amended.	(a)

(3)(ii)	Amended and Restated By-laws of Donegal Group Inc.	(r)

Management Contracts and Compensatory Plans or Arrangements

(10)(B)	Donegal Group Inc. 2001 Equity Incentive Plan for Employees.	(c)

(10)(C)	Donegal Group Inc. 2001 Equity Incentive Plan for Directors.	(c)

(10)(D)	Donegal Group Inc. 2001 Employee Stock Purchase Plan, as amended.	(d)

(10)(E)	Donegal Group Inc. Amended and Restated 2001 Agency Stock Purchase Plan.	(e)

(10)(F)	Donegal Mutual Insurance Company 401(k) Plan.	(f)

(10)(G)	Amendment No. 1 effective January 1, 2000 to Donegal Mutual Insurance Company 401(k) Plan.	(f)

(10)(H)	Amendment No. 2 effective January 6, 2000 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

(10)(I)	Amendment No. 3 effective July 23, 2001 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

(10)(J)	Amendment No. 4 effective January 1, 2002 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

(10)(K)	Amendment No. 5 effective December 31, 2001 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

Exhibit No.	Description of Exhibits	Reference

(10)(L)	Amendment No. 6 effective July 1, 2002 to Donegal Mutual Insurance Company 401(k) Plan.	(p)

(10)(M)	Donegal Group Inc. 2007 Equity Incentive Plan for Employees.	(s)

(10)(N)	Donegal Group Inc. 2007 Equity Incentive Plan for Directors.	(s)

(10)(O)	Donegal Group Inc. Incentive Compensation Program.	(u)

Other Material Contracts

(10)(O)	Amended and Restated Tax Sharing Agreement dated as of October 19, 2006 among Donegal Group Inc., Atlantic States Insurance Company, Southern Insurance Company of Virginia, Le Mars Insurance Company, The Peninsula Insurance Company and Peninsula Indemnity Company.	(p)

(10)(P)	Amended and Restated Services Allocation Agreement dated July 20, 2006 among Donegal Group Inc., Atlantic States Insurance Company, Southern Insurance Company, Le Mars Insurance Company, The Peninsula Insurance Company, Peninsula Indemnity Company and Donegal Mutual Insurance Company.	(b)

(10)(Q)	Proportional Reinsurance Agreement dated September 29, 1986 between Donegal Mutual Insurance Company and Atlantic States Insurance Company.	(h)

(10)(R)	Amendment dated October 1, 1988 to Proportional Reinsurance Agreement between Donegal Mutual Insurance Company and Atlantic States Insurance Company.	(i)

(10)(S)	Amendment dated July 16, 1992 to Proportional Reinsurance Agreement between Donegal Mutual Insurance Company and Atlantic States Insurance Company.	(j)

(10)(T)	Amendment dated as of December 21, 1995 to Proportional Reinsurance Agreement between Donegal Mutual Insurance Company and Atlantic States Insurance Company.	(k)

Exhibit No.	Description of Exhibits	Reference

(10)(U)	Reinsurance and Retrocession Agreement dated May 21, 1996 between Donegal Mutual Insurance Company and Southern Insurance Company of Virginia.	(g)

(10)(V)	Amendment dated as of April 20, 2000 to Proportional Reinsurance Agreement between Donegal Mutual Insurance Company and Atlantic States Insurance Company.	(l)

(10)(W)	Lease Agreement dated as of September 1, 2000 between Donegal Mutual Insurance Company and Province Bank FSB.	(c)

(10)(X)	Plan of Conversion of Le Mars Mutual Insurance Company of Iowa adopted August 11, 2003.	(n)

(10)(Y)	Stock Purchase Agreement dated as of October 28, 2003 between Donegal Group Inc. and Folksamerica Holding Company, Inc.	(m)

(10)(Z)	Credit Agreement dated as of November 25, 2003 between Donegal Group Inc. and Manufacturers and Traders Trust Company.	(n)

(10)(AA)	First Amendment to Credit Agreement dated as of July 20, 2006 between Donegal Group Inc. and Manufacturers and Traders Trust Company.	(b)

(10)(BB)	Amended and Restated Services Allocation Agreement dated October 19, 2006 among Donegal Group Inc., Atlantic States Insurance Company, Southern Insurance Company of Virginia, Le Mars Insurance Company, The Peninsula Insurance Company, Peninsula Indemnity Company and Donegal Mutual Insurance Company.	(q)

(10)(CC)	Amendment dated as of February 11, 2008 to Proportional Reinsurance Agreement between Donegal Mutual Insurance Company and Atlantic States Insurance Company.	(t)

(10)(DD)	Contribution Note Purchase Agreement dated as of December 27, 2006 between Donegal Mutual Insurance Company and Sheboygan Falls Mutual Insurance Company.	(v)

Exhibit No.	Description of Exhibits	Reference

(10)(EE)	Plan of Conversion of Sheboygan Falls Mutual Insurance Company adopted October 14, 2008.	(v)

(10)(FF)	Surplus Note Purchase Agreement dated as of September 8, 2009 between Donegal Mutual Insurance Company and Southern Mutual Insurance Company.	Filed herewith

(10)(GG)	Quota-share Reinsurance Agreement dated as of October 30, 2009 but effective as of 11:59 p.m. on October 31, 2009 between Donegal Mutual Insurance Company and Southern Mutual Insurance Company.	Filed herewith

(10)(HH)	Services and Affiliation Agreement dated as of October 30, 2009 between Donegal Mutual Insurance Company and Southern Mutual Insurance Company.	Filed herewith

(10)(II)	Technology License Agreement dated as of October 30, 2009 between Donegal Mutual Insurance Company and Southern Mutual Insurance Company.	Filed herewith

(10)(JJ)	Amended and Restated Proportional Reinsurance Agreement dated March 1, 2010 between Donegal Mutual Insurance Company and Atlantic States Insurance Company.	Filed herewith

(13)	2009 Annual Report to Stockholders (electronic filing contains only those portions incorporated by reference into this Form 10-K Report).	Filed herewith

(14)	Code of Business Conduct and Ethics	(o)

(21)	Subsidiaries of Registrant.	Filed herewith

(23)	Report and Consent of Independent Registered Public Accounting Firm	Filed herewith

(31.1)	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer	Filed herewith

(31.2)	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer	Filed herewith

Exhibit No.	Description of Exhibits	Reference

(32.1)	Section 1350 Certification of Chief Executive Officer	Filed herewith

(32.2)	Section 1350 Certification of Chief Financial Officer	Filed herewith

(a)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form S-3 Registration Statement No. 333-59828 filed April 30, 2001.

(b)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2001.

(c)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2000.

(d)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form S-8 Registration Statement No. 333-62974 filed June 14, 2001.

(e)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form S-2 Registration Statement No. 333-63102 declared effective February 8, 2002.

(f)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 1999.

(g)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 1996.

(h)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form S-1 Registration Statement No. 33-8533 declared effective October 29, 1986.

(i)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 1988.

(j)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 1992.

(k)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 8-K Report dated December 21, 1995.

(l)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 8-K Report dated May 31, 2000.

(m)	Such exhibit is hereby incorporated by reference to the like-described exhibits in

Registrant’s Form 8-K Report dated November 3, 2003.

(n)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 8-K Report dated December 1, 2003.

(o)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-K Annual Report for the year ended December 31, 2003.

(p)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 8-K Report dated October 23, 2006.

(q)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2006.

(r)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 8-K Report dated December 22, 2006.

(s)	Such exhibit is hereby incorporated by reference to the like-numbered exhibit in Registrant’s Form 8-K Report dated April 20, 2007.

(t)	Such exhibit is hereby incorporated by reference to the like-numbered exhibit in Registrant’s Form 8-K Report dated February 13, 2008.

(u)	Such exhibit is hereby incorporated by reference to the description of such plan in Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on April 15, 2010.

(v)	Such exhibit is hereby incorporated by reference to the like-described exhibit in Registrant’s Form 10-K Annual Report for the year ended December 31, 2008.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONEGAL GROUP INC.
By:	/s/ Donald H. Nikolaus
Donald H. Nikolaus, President

Date: March 11, 2010
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald H. Nikolaus Donald H. Nikolaus	President and a Director (principal executive officer)	March 11, 2010

/s/ Jeffrey D. Miller Jeffrey D. Miller	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	March 11, 2010

/s/ Robert S. Bolinger Robert S. Bolinger	Director	March 11, 2010

/s/ Philip A. Garcia Philip A. Garcia	Director	March 11, 2010

Signature	Title	Date

/s/ Patricia A. Gilmartin Patricia A. Gilmartin	Director	March 11, 2010

/s/ Philip H. Glatfelter, II Philip H. Glatfelter, II	Director	March 11, 2010

/s/ Kevin M. Kraft, Sr. Kevin M. Kraft, Sr.	Director	March 11, 2010

/s/ John J. Lyons John J. Lyons	Director	March 11, 2010

/s/ Jon M. Mahan Jon M. Mahan	Director	March 11, 2010

/s/ S. Trezevant Moore, Jr. S. Trezevant Moore, Jr.	Director	March 11, 2010

R. Richard Sherbahn	Director	March 11, 2010

/s/ Richard D. Wampler, II Richard D. Wampler, II	Director	March 11, 2010

DONEGAL GROUP INC. AND SUBSIDIARIES
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
($ in thousands)
Years Ended December 31, 2009, 2008 and 2007

				Amortization
	Net	Net	Net Losses	of Deferred	Other	Net
	Earned	Investment	And Loss	Policy	Underwriting	Premiums
Segment	Premiums	Income	Expenses	Acquisition Costs	Expenses	Written
Year Ended December 31, 2009

Personal lines	$241,844	$—	$178,040	$41,071	$34,634	$252,487
Commercial lines	113,181	—	72,795	19,221	16,209	110,742
Investments	—	20,631	—	—	—	—

	$355,025	$20,631	$250,835	$60,292	$50,843	$363,229

Year Ended December 31, 2008

Personal lines	$225,024	$—	$155,573	$37,821	$34,482	$239,540
Commercial lines	121,551	—	68,728	20,429	18,626	125,401
Investments	—	22,756	—	—	—	—

	$346,575	$22,756	$224,301	$58,250	$53,108	$364,941

Year Ended December 31, 2007

Personal lines	$196,429	$—	$124,602	$32,438	$33,402	$202,353
Commercial lines	113,642	—	53,182	18,767	19,324	111,336
Investments	—	22,785	—	—	—	—

	$310,071	$22,785	$177,784	$51,205	$52,726	$313,689

S-1

DONEGAL GROUP INC. AND SUBSIDIARIES
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION, CONTINUED
($ in thousands)

	At December 31,
	Deferred	Liability		Other Policy
	Policy	For Losses		Claims and
	Acquisition	And Loss	Unearned	Benefits
Segment	Costs	Expenses	Premiums	Payable
2009
Personal lines	$22,925	$130,745	$168,791	$—
Commercial lines	9,919	132,854	73,030	—
Investments	—	—	—	—

	$32,844	$263,599	$241,821	$—

2008
Personal lines	$19,468	$114,149	$150,920	$—
Commercial lines	10,073	125,660	78,094	—
Investments	—	—	—	—

	$29,541	$239,809	$229,014	$—

See accompanying Report and Consent of Independent Registered Public Accounting Firm.

S-2