Form 10-Q
period 2010-03-31
DONEGAL GROUP INC
filed 2010-05-07
CIK 800457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,924,944 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on April 30, 2010.

Part I. Financial Information
Item 1. Financial Statements.
Donegal Group Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets

Investments
Fixed maturities
Held to maturity, at amortized cost	$70,728,696	$73,807,126
Available for sale, at fair value	536,694,760	517,703,672
Equity securities, available for sale, at fair value	10,325,913	9,914,626
Investments in affiliates	9,274,423	9,309,347
Short-term investments, at cost, which approximates fair value	30,711,621	56,100,415

Total investments	657,735,413	666,835,186
Cash	5,906,890	12,923,898
Accrued investment income	6,170,829	6,202,710
Premiums receivable	66,483,018	61,187,021
Reinsurance receivable	90,364,563	84,670,009
Deferred policy acquisition costs	32,556,614	32,844,179
Deferred tax asset, net	5,567,967	5,086,949
Prepaid reinsurance premiums	57,615,412	56,040,728
Property and equipment, net	6,455,839	6,592,223
Accounts receivable — securities	5,199,747	588,292
Federal income taxes recoverable	—	663,047
Other	1,968,464	1,967,685

Total assets	$936,024,756	$935,601,927

Liabilities and Stockholders’ Equity

Liabilities
Unpaid losses and loss expenses	$270,207,364	$263,598,844
Unearned premiums	244,967,973	241,821,419
Accrued expenses	8,968,698	10,578,695
Reinsurance balances payable	2,742,165	2,561,426
Federal income taxes payable	193,178	—
Cash dividends declared to stockholders	—	2,798,378
Subordinated debentures	15,465,000	15,465,000
Accounts payable — securities	2,265,445	6,828,873
Due to affiliate	3,523,653	3,813,294
Drafts payable	681,078	884,993
Other	1,581,820	1,745,306

Total liabilities	550,596,374	550,096,228

Stockholders’ Equity
Preferred stock, $1.00 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 30,000,000 shares, issued 20,587,245 and 20,569,930 shares and outstanding 19,924,944 and 19,917,331 shares	205,873	205,700
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	164,909,025	164,585,214
Accumulated other comprehensive income	14,541,692	15,007,044
Retained earnings	214,965,233	214,755,495
Treasury stock	(9,249,933)	(9,104,246)

Total stockholders’ equity	385,428,382	385,505,699

Total liabilities and stockholders’ equity	$936,024,756	$935,601,927

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Net premiums earned	$91,372,096	$88,349,543
Investment income, net of investment expenses	4,930,491	5,357,589
Net realized investment gains	21,512	258,855
Lease income	226,507	221,621
Installment payment fees	1,300,242	1,299,756
Other income	63,902	14,250

Total revenues	97,914,750	95,501,614

Expenses:
Net losses and loss expenses	67,981,486	65,949,165
Amortization of deferred policy acquisition costs	16,015,000	14,733,000
Other underwriting expenses	12,633,016	12,676,632
Policyholder dividends	179,301	243,529
Interest	184,758	1,204,778
Other expenses	645,651	482,255

Total expenses	97,639,212	95,289,359

Income before income tax expense	275,538	212,255
Income tax expense	40,780	42,451

Net income	$234,758	$169,804

Earnings per common share:
Class A common stock — basic	$0.01	$0.01

Class A common stock — diluted	$0.01	$0.01

Class B common stock — basic and diluted	$0.01	$0.01

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Net income	$234,758	$169,804
Other comprehensive (loss) income, net of tax
Unrealized (loss) income on securities:
Unrealized holding (loss) income during the period, net of income tax (benefit)	(451,154)	4,506,875
Reclassification adjustment, net of income tax	(14,198)	(168,256)

Other comprehensive (loss) income	(465,352)	4,338,619

Comprehensive (loss) income	$(230,594)	$4,508,423

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)
Three Months Ended March 31, 2010

						Accumulated
					Additional	Other			Total
	Class A	Class B	Class A	Class B	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Shares	Shares	Amount	Amount	Capital	Income	Earnings	Stock	Equity

Balance, December 31, 2009	20,569,930	5,649,240	$205,700	$56,492	$164,585,214	$15,007,044	$214,755,495	$(9,104,246)	$385,505,699

Issuance of common stock (stock compensation plans)	17,315		173		300,739				300,912

Net income							234,758		234,758

Cash dividends declared							(1,948)		(1,948)

Grant of stock options					23,072		(23,072)		—

Repurchase of treasury stock								(145,687)	(145,687)

Other comprehensive loss						(465,352)			(465,352)

Balance, March 31, 2010	20,587,245	5,649,240	$205,873	$56,492	$164,909,025	$14,541,692	$214,965,233	$(9,249,933)	$385,428,382

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities:
Net income	$234,758	$169,804

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	623,472	668,878
Net realized investment gains	(21,512)	(258,855)
Equity income	(63,902)	(14,250)
Changes in assets and liabilities:
Losses and loss expenses	6,608,520	9,348,824
Unearned premiums	3,146,554	307,058
Premiums receivable	(5,295,997)	(1,466,607)
Deferred acquisition costs	287,565	(84,716)
Deferred income taxes	(230,445)	(6,463)
Reinsurance receivable	(5,694,554)	(3,151,410)
Prepaid reinsurance premiums	(1,574,684)	(653,472)
Accrued investment income	31,881	92,066
Due to affiliate	(289,641)	(1,993,476)
Reinsurance balances payable	180,739	923,944
Current income taxes	856,225	53,640
Accrued expenses	(1,609,997)	(2,387,969)
Other, net	(368,162)	756,503

Net adjustments	(3,413,938)	2,133,695

Net cash (used in) provided by operating activities	(3,179,180)	2,303,499

Cash Flows from Investing Activities:
Purchases of fixed maturities:
Available for sale	(44,939,529)	(41,986,797)
Purchases of equity securities, available for sale	(1,270,736)	(7,598,470)
Maturity of fixed maturities:
Held to maturity	2,980,858	9,694,049
Available for sale	5,541,955	12,204,191
Sales of fixed maturities:
Available for sale	10,186,920	2,431,991
Sales of equity securities, available for sale	1,046,560	6,419,877
Payments to Sheboygan policyholders	—	(4,287,196)
Net purchases of property and equipment	(127,549)	(569,055)
Net sales of short-term investments	25,388,794	24,192,265

Net cash (used in) provided by investing activities	(1,192,727)	500,855

Cash Flows from Financing Activities:
Cash dividends paid	(2,800,326)	(2,603,726)
Issuance of common stock	300,912	296,942
Purchase of treasury stock	(145,687)	(37,862)

Net cash used in financing activities	(2,645,101)	(2,344,646)

Net (decrease) increase in cash	(7,017,008)	459,708
Cash at beginning of period	12,923,898	1,830,954

Cash at end of period	$5,906,890	$2,290,662

Cash paid during period — Interest	$171,230	$277,857
Net cash (received) paid during period — Taxes	$(600,000)	$—
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
     Our insurance subsidiaries are Atlantic States Insurance Company (“Atlantic States”), Southern Insurance Company of Virginia (“Southern”), Le Mars Insurance Company (“Le Mars”), the Peninsula Insurance Group (“Peninsula”), which consists of Peninsula Indemnity Company and The Peninsula Insurance Company, and Sheboygan Falls Insurance Company (“Sheboygan”). We also own approximately 48% of the outstanding stock of Donegal Financial Services Corporation (“DFSC”), a unitary thrift holding company that owns Province Bank FSB. Donegal Mutual owns the remaining approximately 52% of the outstanding stock of DFSC.
     At March 31, 2010, Donegal Mutual held approximately 42% of our outstanding Class A common stock and approximately 75% of our outstanding Class B common stock.
     Atlantic States and Donegal Mutual are parties to a pooling agreement under which each company places all of its direct written business in the pool and both companies share proportionately the underwriting results of the pool, excluding certain reinsurance assumed by Donegal Mutual from our five other insurance subsidiaries. From July 1, 2000 through February 29, 2008, Atlantic States had a 70% share of the results of the pool, and Donegal Mutual had a 30% share of the results of the pool. Effective March 1, 2008, Donegal Mutual and Atlantic States amended the pooling agreement to increase Atlantic States’ share of the results of the pool to 80% and to decrease Donegal Mutual’s share of the results of the pool to 20%. See Note 4 – Reinsurance for more information regarding the pooling agreement.
     On February 23, 2009, our board of directors authorized a share repurchase program, pursuant to which we may purchase up to 300,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. We purchased 9,702 and 0 shares of our Class A common stock under this program during the first three months 2010 and 2009, respectively.
     In October 2009, Donegal Mutual consummated an affiliation with Southern Mutual Insurance Company (“Southern Mutual”), pursuant to which Donegal Mutual purchased a surplus note of Southern Mutual in the principal amount of $2.5 million, Donegal Mutual designees became a majority of the members of Southern Mutual’s board of directors and Donegal Mutual agreed to provide quota share reinsurance to Southern Mutual for 100% of its business. Effective October 31, 2009, Donegal Mutual began to include business assumed from Southern Mutual in its pooling agreement with Atlantic States. Southern Mutual writes primarily personal lines of insurance in Georgia and South Carolina and had direct premiums written of approximately $13.3 million in 2009. Pursuant to applicable accounting standards, Southern Mutual is a variable interest entity, of which we are not the primary beneficiary.
     In April 2010, DFSC and certain of its affiliates, including Donegal Mutual and us, and Union National Financial Corporation (“UNNF”) executed an agreement pursuant to which DFSC and UNNF would merge, with DFSC as the surviving company in the merger. The merger is subject to a number of conditions, including approval of the merger by the holders of 80% of the outstanding shares of UNNF and the approval of various federal bank regulatory agencies. Under the agreement, Province Bank FSB, which DFSC owns, and Union National Community Bank, which UNNF owns, would also merge. The combined bank would have total assets of approximately $600 million and would have 13 branch locations in Lancaster County, Pennsylvania. The companies expect to complete the mergers in the third quarter of 2010.

2 — Basis of Presentation
     Our financial information for the interim periods included in this Form 10-Q Report is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of our management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods included in this Form 10-Q Report. Our results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results of operations we expect for the year ending December 31, 2010.
     You should read these interim financial statements in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2009.
3 — Earnings Per Share
     We have two classes of common stock, which we refer to as our Class A common stock and our Class B common stock. Our certificate of incorporation provides that whenever our board of directors declares a dividend on our Class B common stock, our board of directors must also declare a dividend on our Class A common stock that is payable at the same time to holders as of the same record date at a rate that is at least 10% greater than the rate at which our board of directors declared the dividend on our Class B common stock. Accordingly, we use the two-class method to compute our earnings per common share. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of common stock based on dividends we have declared and an allocation of our remaining undistributed earnings using a participation percentage that reflects the dividend rights of each class. The table below presents a reconciliation of the numerators and denominators we used to compute basic and diluted net income per share for each class of common stock:
For the Three Months Ended March 31:

	2010		2009
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic net income per share:
Numerator:
Allocation of net income	$188	$47	$136	$34

Denominator:
Weighted-average shares outstanding	19,930,641	5,576,775	19,883,429	5,576,775

Basic net income per share	$0.01	$0.01	$0.01	$0.01

Diluted net income per share:
Numerator:
Allocation of net income	$188	$47	$136	$34

Denominator:
Number of shares used in basic computations	19,930,641	5,576,775	19,883,429	5,576,775
Weighted-average effect of dilutive securities Director and employee stock options	—	—	—	—

Number of shares used in per share computations	19,930,641	5,576,775	19,883,429	5,576,775

Diluted net income per share	$0.01	$0.01	$0.01	$0.01

     We did not include outstanding options to purchase the following number of shares of Class A common stock in our computation of diluted earnings per share because the exercise price of the options was greater than the average market price during the period:

	Three Months Ended
	March 31,
	2010	2009
Number of shares excluded	3,290,099	3,422,432

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
     Atlantic States, Southern and Donegal Mutual purchase third-party reinsurance on a combined basis. Le Mars, Peninsula and Sheboygan have separate third-party reinsurance programs that provide similar types of coverage and that are commensurate with their relative size and risk exposures. Our insurance subsidiaries place reinsurance with various reinsurers, all of which, consistent with Donegal Insurance Group’s requirements, have an A.M. Best rating of A- (Excellent) or better or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A- rating. The following information describes the external reinsurance our insurance subsidiaries have in place during 2010 and 2009:
•	excess of loss reinsurance, under which losses are automatically reinsured, through a series of reinsurance agreements, over a set retention ($750,000), and

•	catastrophe reinsurance, under which Donegal Mutual, Atlantic States and Southern recover, through a series of reinsurance agreements, 100% of an accumulation of many losses resulting from a single event, including natural disasters, over a set retention ($3.0 million).
     Our insurance subsidiaries and Donegal Mutual also purchase facultative reinsurance to cover exposures from losses that exceed the limits provided by their reinsurance agreements with third parties.
     In addition to the pooling agreement and third-party reinsurance, our insurance subsidiaries have various reinsurance agreements with Donegal Mutual.
     We made no significant changes to our third-party reinsurance or the reinsurance agreements between our insurance subsidiaries and Donegal Mutual during the three months ended March 31, 2010.

5 — Investments
     The amortized cost and estimated fair values of our fixed maturities and equity securities at March 31, 2010 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,000	$82	$—	$1,082
Obligations of states and political subdivisions	61,141	3,017	19	64,139
Corporate securities	5,244	93	10	5,327
Residential mortgage-backed securities	3,344	68	—	3,412

Totals	$70,729	$3,260	$29	$73,960

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$47,005	$214	$379	$46,840
Obligations of states and political subdivisions	365,626	11,850	1,113	376,363
Corporate securities	26,855	732	27	27,560
Residential mortgage-backed securities	83,355	2,665	88	85,932

Fixed maturities	522,841	15,461	1,607	536,695
Equity securities	4,728	5,974	376	10,326

Totals	$527,569	$21,435	$1,983	$547,021

     The amortized cost and estimated fair values of our fixed maturities and equity securities at December 31, 2009 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$2,000	$80	$—	$2,080
Obligations of states and political subdivisions	61,736	3,011	24	64,723
Corporate securities	6,243	72	13	6,302
Residential mortgage-backed securities	3,828	73	—	3,901

Totals	$73,807	$3,236	$37	$77,006

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$41,061	$154	$585	$40,630
Obligations of states and political subdivisions	346,799	12,587	1,019	358,367
Corporate securities	26,972	866	72	27,766
Residential mortgage-backed securities	88,914	2,357	330	90,941

Fixed maturities	503,746	15,964	2,006	517,704
Equity securities	3,804	6,339	228	9,915

Totals	$507,550	$22,303	$2,234	$527,619

     The amortized cost and estimated fair value of our fixed maturities at March 31, 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
	Cost	Value
	(in thousands)
Held to maturity
Due in one year or less	$4,994	$5,086
Due after one year through five years	13,861	14,710
Due after five years through ten years	46,750	48,920
Due after ten years	1,780	1,832
Residential mortgage-backed securities	3,344	3,412

Total held to maturity	$70,729	$73,960

Available for sale
Due in one year or less	$19,145	$19,456
Due after one year through five years	96,060	99,049
Due after five years through ten years	112,683	115,081
Due after ten years	211,598	217,177
Residential mortgage-backed securities	83,355	85,932

Total available for sale	$522,841	$536,695

     Gross realized gains and losses from investments before applicable income taxes are as follows:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Gross realized gains:
Fixed maturities	$84	$78
Equity securities	112	256

	$196	$334

Gross realized losses:
Fixed maturities	$174	$—
Equity securities	—	75

	174	75

Net realized gains	$22	$259

     We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at March 31, 2010 as follows:

	Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$14,886	$103	$3,023	$276
Obligations of states and political subdivisions	38,447	423	22,375	711
Corporate securities	1,314	18	710	17
Residential mortgage-backed securities	15,077	88	—	—
Equity securities	2,367	376	—	—

Total	$72,091	$1,008	$26,108	$1,004

     We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at December 31, 2009 as follows:

	Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$26,704	$585	$—	$—
Obligations of states and political subdivisions	17,971	257	29,582	787
Corporate securities	1,284	24	667	62
Residential mortgage-backed securities	23,514	329	478	—
Equity securities	2,140	227	—	—

Total	$71,613	$1,423	$30,727	$849

     Of our total fixed maturity securities with an unrealized loss at March 31, 2010, we classified 63 securities with a fair value of $93.5 million and an unrealized loss of $1.6 million as available-for-sale and carried them at fair value on our balance sheet, while we classified three securities with a fair value of $2.3 million and an unrealized loss of $29,030 as held-to-maturity on our balance sheet and carried them at amortized cost.
     Of our total fixed maturity securities with an unrealized loss at December 31, 2009, we classified 70 securities with a fair value of $97.9 million and an unrealized loss of $2.1 million as available-for-sale and carried them at fair value on our balance sheet, while we classified three securities with a fair value of $2.3 million and an unrealized loss of $37,097 as held-to-maturity on our balance sheet and carried them at amortized cost.
     We have no direct exposure to sub-prime residential mortgage-backed securities and hold no collateralized debt obligations. Substantially all of the unrealized losses in our fixed maturity investment portfolio have resulted from general market conditions and the related impact on our fixed maturity investment valuations. We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, when we consider the decline in value of an individual investment to be other than temporary, we write the investment down to its fair value, and we reflect the amount of the write-down as a realized loss in our results of operations. We individually monitor all investments for other-than-temporary declines in value. Generally, if an individual equity security has depreciated in value by more than 20% of original cost, and has been in such an unrealized loss position for more than six months, we assume there has been an other-than-temporary decline in value. We held five equity securities that were in an unrealized loss position at March 31, 2010. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we consider these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the security prior to recovery. If it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. To determine whether a credit loss has occurred, we compare the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider a credit loss to have occurred. If we consider a credit loss to have occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including the fair value of the investment being significantly below its cost, whether the financial condition of the issuer of the security is deteriorating, the occurrence of industry, company and geographic events that have negatively impacted the value of the security and rating agency downgrades. We determined that no investments with fair values below cost had declined on an other-than-temporary basis during the first three months of 2010 and 2009, respectively.
     We amortize premiums and discounts on debt securities over the life of the security as an adjustment to yield using the effective interest method. We compute realized investment gains and losses using the specific identification method.
     We amortize premiums and discounts for mortgage-backed debt securities using anticipated prepayments.
     We account for investments in affiliates using the equity method of accounting, under which we record our investment at cost, with adjustments for our share of affiliate earnings and losses as well as changes in affiliate equity due to unrealized gains and losses.
6 — Segment Information
     We evaluate the performance of our personal lines and commercial lines segments based upon the underwriting results of our insurance subsidiaries using statutory accounting principles prescribed or permitted by various state insurance departments (“SAP”). Our management uses SAP to measure the performance of our insurance subsidiaries instead of United States generally accepted accounting principles (“GAAP”). Financial data by segment is as follows:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$27,688	$29,259
Personal lines	63,712	59,407

Net premiums earned	91,400	88,666
GAAP adjustments	(28)	(316)

GAAP premiums earned	91,372	88,350
Net investment income	4,930	5,358
Realized investment gains	22	259
Other	1,591	1,535

Total revenues	$97,915	$95,502

Income before income taxes:
Underwriting income (loss):
Commercial lines	$(2,590)	$418
Personal lines	(2,833)	(5,867)

SAP underwriting loss	(5,423)	(5,449)
GAAP adjustments	(14)	196

GAAP underwriting loss	(5,437)	(5,253)
Net investment income	4,930	5,358
Realized investment gains	22	259
Other	761	(152)

Income before income taxes	$276	$212

7 — Subordinated Debentures
     On October 29, 2003, we received $10.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on October 29, 2033 and are callable at our option, at par. The debentures carry an interest rate equal to the three-month LIBOR rate plus 3.85%, which is adjustable quarterly. At March 31, 2010, the interest rate on the debentures was 4.10%.
     On May 24, 2004, we received $5.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on May 24, 2034 and are callable at our option, at par. The debentures carry an interest rate equal to the three-month LIBOR rate plus 3.85%, which is adjustable quarterly. At March 31, 2010, the interest rate on the debentures was 4.10%.
8 — Share–Based Compensation
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
     We charged compensation expense for our stock compensation plans against income before income taxes of $60,161 and $61,700 for the three months ended March 31, 2010 and 2009, respectively, with a corresponding income tax benefit of $20,455 and $21,595, respectively. As of March 31, 2010, our total unrecognized compensation cost related to nonvested share-based compensation granted under our stock compensation plans was $80,796. We expect to recognize this cost over a weighted average period of 0.9 years.
     We account for share-based compensation to employees and directors of Donegal Mutual as share-based compensation to employees of a controlling entity. As such, we measure the fair value of the award at the grant date and recognize the fair value as a dividend to Donegal Mutual. This accounting applies to options we grant to employees and directors of Donegal Mutual, the employer of a majority of the employees that provide services to us. We recorded implied dividends of $23,072 and $27,625 for the three months ended March 31, 2010 and 2009, respectively.
     We received no cash from option exercises under all stock compensation plans for the three months ended March 31, 2010 and 2009. We realized no tax benefits for the tax deductions from option exercises for the three months ended March 31, 2010 and 2009.
9 — Fair Value Measurements
     We account for financial assets using a framework that establishes a hierarchy that ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value, and we classify financial assets and liabilities carried at fair value in one of the following three categories:
     Level 1 – quoted prices in active markets for identical assets and liabilities;
     Level 2 – directly or indirectly observable inputs other than Level 1 quoted prices; and
     Level 3 – unobservable inputs not corroborated by market data.
     For investments that have quoted market prices in active markets, we use the quoted market price as fair value and include these investments in Level 1 of the fair value hierarchy. We classify publicly traded equity securities as Level 1. When quoted market prices in active markets are not available, we base fair values on quoted market prices of comparable instruments or broker quotes we obtain from independent pricing services through a bank trustee. We classify our fixed maturity investments as Level 2. Our fixed maturity investments consist of U.S. Treasury securities and obligations of U.S, government corporations and agencies, obligations of states and political subdivisions, corporate securities and residential mortgage-backed securities. During the first quarter, we classified one equity security as Level 3. We utilized a fair value model that incorporated significant other unobservable inputs, such as estimated volatility, to estimate the equity security’s fair value. Pursuant to terms of an initial public offering, we are restricted from selling this security for a specified period, and the fair value we determined as of March 31, 2010 reflects this restriction. During the first quarter of 2010, we recorded an unrealized loss of $380,097 related to this security in other comprehensive income.
     We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if the security was sold in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values for our fixed maturity and equity investments. We generally obtain one price per security. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements using proprietary pricing applications, which include available relevant market information, benchmark yields, sector curves and matrix pricing. The pricing services do not use broker quotes in determining the fair values of our investments. We review the estimates of fair value provided by the pricing services to determine if the estimates obtained are representative of fair values based upon our general knowledge of the market, our research findings related to unusual fluctuations in value and our comparison of such values to execution prices for similar securities. As of March 31, 2010 and December 31, 2009, we received one estimate per security from one of the pricing services and we priced all but an insignificant amount of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided as of March 31, 2010 and December 31, 2009, we did not identify any discrepancies and we did not make any adjustments to the estimates the pricing services provided.
     We present our cash and short-term investments at cost, which approximates fair value. The carrying values in the balance sheet for premium and reinsurance receivables and payables approximate their fair values. The carrying amounts reported in the balance sheet for our subordinated debentures approximate their fair values due to their variable rate nature, and there has been no change in our creditworthiness.
     We evaluate our assets and liabilities on a recurring basis to determine the appropriate level at which to classify them for each reporting period. The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities as of March 31, 2010:

		Fair Value Measurements Using
		Quoted
		Prices in Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$46,840	$—	$46,840	$—
Obligations of states and political subdivisions	376,363	—	376,363	—
Corporate securities	27,560	—	27,560	—
Residential mortgage-backed securities	85,932	—	85,932	—
Equity securities	10,326	3,185	1,289	5,852

Totals	$547,021	$3,185	$537,984	$5,852

     We did not have any transfers between Levels 1 and 2 during the quarter ended March 31, 2010.

     The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities as of December 31, 2009:

		Fair Value Measurements Using
		Quoted
		Prices in Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$40,630	$—	$40,630	$—
Obligations of states and political subdivisions	358,366	—	358,366	—
Corporate securities	27,766	—	27,766	—
Residential mortgage-backed securities	90,941	—	90,941	—
Equity securities	9,915	2,426	1,257	6,232

Totals	$527,618	$2,426	$518,960	$6,232

     The following table presents a roll forward of the significant unobservable inputs for our Level 3 securities for 2010:

(in thousands)
Balance, January 1	$6,232
Net unrealized losses	(380)

Balance, March 31	$5,852

10 — Income Taxes
     As of March 31, 2010 and December 31, 2009, respectively, we had no material unrecognized tax benefits or accrued interest and penalties. The Internal Revenue Service examined our 2006 federal tax return and made no adjustments to the taxes we had reported. Tax years 2007, 2008 and 2009 remained open for examination as of March 31, 2010.
11 — Impact of New Accounting Standards
     In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140,” codified in ASC subtopic 860-20. ASC subtopic 860-20 amends the derecognition guidance in Statement 140 and eliminates the concept of qualifying special-purpose entities (“QSPEs”). ASC subtopic 860-20 is effective for fiscal years and interim periods beginning after November 15, 2009. We adopted ASC subtopic 860-20 on January 1, 2010. The adoption did not impact our financial position or results of operations.
     In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R),” which amends the consolidation guidance applicable to variable interest entities (“VIEs”) and is codified in ASC subtopic 810-10. An entity would consolidate a VIE, as the primary beneficiary, when the entity has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. ASC subtopic 810-10 requires ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE. ASC subtopic 810-10 amends interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a VIE. ASC subtopic 810-10 is effective for fiscal years and interim periods beginning after November 15, 2009. We adopted ASC subtopic 810-10 on January 1, 2010. The adoption did not impact our financial position or results of operations.

     In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-06,“Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends ASC subtopic 820-10 by requiring new, and clarifying existing, fair value disclosures. ASU 2010-06 is effective for the interim period ended March 31, 2010, except for certain new Level 3 rollforward disclosures, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We have included herein the disclosures ASU 2010-06 requires for the first quarter of 2010, and we will include the Level 3 rollforward disclosures ASU 2010-06 requires for fiscal years and interim periods beginning after December 31, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     You should read the following information in conjunction with the historical financial information and the notes thereto included in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2009.
Critical Accounting Policies and Estimates
     We combine our financial statements with those of our insurance subsidiaries and present our financial statements on a consolidated basis in accordance with GAAP.
     Our insurance subsidiaries make estimates and assumptions that can have a significant effect on amounts and disclosures that we report in our financial statements. The most significant estimates relate to our insurance subsidiaries’ reserves for property and casualty insurance unpaid losses and loss expenses, valuation of investments and determination of other-than-temporary impairment in the value of investments and policy acquisition costs. While we believe our estimates and the estimates of our insurance subsidiaries are appropriate, the ultimate amounts may differ from the amounts estimated. We regularly review these estimates and reflect any adjustment we consider necessary in our current results of operations.
Liability for Unpaid Losses and Loss Expenses
     Liabilities for unpaid losses and loss expenses are estimates at a given point in time of the amounts an insurer expects to pay with respect to policyholder claims based on facts and circumstances the insurer then knows. An insurer recognizes at the time it establishes its estimates that its ultimate liability for unpaid losses and loss expenses will exceed or be less than those estimates. Our insurance subsidiaries base their estimates of liabilities for unpaid losses and loss expenses on assumptions as to future loss trends and expected claims severity, judicial theories of liability and other factors, including prevailing economic conditions. However, during the loss adjustment period, our insurance subsidiaries may learn additional facts regarding individual claims, and, consequently, it often becomes necessary for our insurance subsidiaries to adjust their estimates of liability. Our insurance subsidiaries reflect any adjustments to their liabilities for unpaid losses and loss expenses in their results of operations for the period in which our insurance subsidiaries change their estimates.
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
     Our liability estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions as to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced a decrease in claims frequency on workers’ compensation claims during the past several years while claims severity has gradually increased. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on bodily injury claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include accurate measurement of the impact of rate changes and changes in policy provisions and consistency in the quality and characteristics of business written within a given line of business among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments they consider appropriate for those changes in their liabilities. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at March 31, 2010. For every 1% change in our estimate of our insurance subsidiaries’ liability for unpaid losses and loss expenses, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $1.8 million.
     The establishment of appropriate liabilities is an inherently uncertain process. There can be no assurance that the ultimate liability of our insurance subsidiaries will not exceed our insurance subsidiaries’ unpaid loss and loss expense reserves and have an adverse effect on our results of operations and financial condition. Furthermore, we cannot predict the timing, frequency and extent of adjustments to our insurance subsidiaries’ estimated future liabilities, since the historical conditions and events that serve as a basis for our insurance subsidiaries’ estimates of ultimate claim costs may change. As is the case for substantially all property and casualty insurance companies, our insurance subsidiaries have found it necessary in the past to increase their estimated future liabilities for unpaid losses and loss expenses in certain periods, and in other periods their estimates have exceeded their actual liabilities. Changes in our insurance subsidiaries’ estimate of their liabilities for unpaid losses and loss expenses generally reflect actual payments and the evaluation of information received since the prior reporting date.
     Excluding the impact of severe weather events, our insurance subsidiaries have noted slight downward trends in the number of claims incurred and the number of claims outstanding at period ends relative to their premium base in recent years across most of their lines of business. However, the amount of the average claim outstanding has increased gradually over the past several years as the property and casualty insurance industry has experienced increased litigation trends, periods in which economic conditions have extended the estimated length of disabilities, increased medical loss cost trends and a general slowing of settlement rates in litigated claims. We may make adjustments in the future to reflect subsequent developments. However, on the basis of our insurance subsidiaries’ internal procedures, which analyze, among other things, their prior assumptions, their experience with similar cases and historical trends such as reserving patterns, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes, we believe that our insurance subsidiaries have made adequate provision for their liabilities for unpaid losses and loss expenses as of March 31, 2010.
     Atlantic States’ participation in the pool with Donegal Mutual exposes it to adverse loss development on the business of Donegal Mutual that is included in the pool. However, pooled business represents the predominant percentage of the net underwriting activity of both companies, and Donegal Mutual and Atlantic States share any adverse risk development of the pooled business according to their respective participation in the pool. The business in the pool is homogeneous, and the pooling agreement provides that each company has a percentage share of the entire pool. Since Atlantic States and Donegal Mutual pool substantially all their business and each company shares the results according to its respective participation level under the terms of the pooling agreement, the intent of the underwriting pool is to produce a more uniform and stable underwriting result from year to year for each company than they would experience individually and to spread the risk of loss between Atlantic States and Donegal Mutual.
     The risk profiles of the business Atlantic States and Donegal Mutual write have historically been, and continue to be, substantially similar. The same executive management and underwriting personnel administer products, classes of business underwritten, pricing practices and underwriting standards of Donegal Mutual and our insurance subsidiaries.
     In addition, Donegal Mutual and our insurance subsidiaries, operating together as the Donegal Insurance Group, share a combined business plan to achieve market penetration and underwriting profitability objectives. The products our insurance subsidiaries and Donegal Mutual offer are generally complementary, thereby allowing Donegal Insurance Group to offer a broader range of products to a given market and to expand Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account. Distinctions within the products of Donegal Mutual and our insurance subsidiaries generally relate to specific risk profiles targeted within similar classes of business, such as preferred tier products compared to standard tier products, but we do not allocate all of the standard risk gradients to one company. Therefore, the underwriting profitability of the business directly written by the individual companies will vary. However, because the pool homogenizes the risk characteristics of all business written directly by Donegal Mutual and Atlantic States and each company shares the results according to each company’s participation percentage, each company realizes its percentage share of the underwriting results of the pool. Our insurance subsidiaries’ unpaid liability for losses and loss expenses by major line of business as of March 31, 2010 and December 31, 2009 consisted of the following:

	March 31,	December 31,
	2010	2009
	(in thousands)
Commercial lines:
Automobile	$22,083	$21,465
Workers’ compensation	39,928	38,092
Commercial multi-peril	33,232	30,640
Other	1,937	1,886

Total commercial lines	97,180	92,083

Personal lines:
Automobile	69,439	70,019
Homeowners	13,478	16,312
Other	1,582	1,848

Total personal lines	84,499	88,179

Total commercial and personal lines	181,679	180,262
Plus reinsurance recoverable	88,528	83,337

Total liability for unpaid losses and loss expenses	$270,207	$263,599

     We have evaluated the effect on our insurance subsidiaries’ unpaid loss and loss expense reserves and our stockholders’ equity in the event of reasonably likely changes in the variables we considered in establishing the loss and loss expense reserves of our insurance subsidiaries. We established the range of reasonably likely changes based on a review of changes in accident year development by line of business and applied those changes to our insurance subsidiaries’ loss reserves as a whole. The selected range does not necessarily indicate what could be the potential best or worst case or the most likely scenario. The following table sets forth the estimated effect on our insurance subsidiaries’ unpaid loss and loss expense reserves and our stockholders’ equity in the event of reasonably likely changes in the variables we considered in establishing loss and loss expense reserves:

Percentage	Adjusted Loss and	Percentage Change	Adjusted Loss and	Percentage Change
Change in Loss	Loss Expense	in Stockholders’	Loss Expense	in Stockholders’
and Loss Expense	Reserves Net of	Equity as of	Reserves Net of	Equity as of
Reserves Net of	Reinsurance as of	March 31,	Reinsurance as of	December 31,
Reinsurance	March 31,2010	2010(1)	December 31, 2009	2009(1)
(dollars in thousands)
(10.0)%	$163,511	3.1%	$162,236	3.0%
(7.5)	168,053	2.3	166,742	2.3
(5.0)	172,595	1.5	171,249	1.5
(2.5)	177,137	0.8	175,755	0.8
Base	181,679	—	180,262	—
2.5	186,221	-0.8	184,769	-0.8
5.0	190,763	-1.5	189,275	-1.5
7.5	195,305	-2.3	193,782	-2.3
10.0	199,847	-3.1	198,288	-3.0

(1)	Net of income tax effect.

Investments
     We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, when we consider the decline in value of an individual investment to be other than temporary, we write down the investment to its fair value, and we reflect the amount of the write-down as a realized loss in our results of operations. We individually monitor all investments for other-than-temporary declines in value. Generally, if an individual equity security has depreciated in value by more than 20% of original cost, and has been in such an unrealized loss position for more than six months, we assume there has been an other-than-temporary decline in value. We held three equity securities that were in an unrealized loss position at March 31, 2010. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we consider these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the security prior to recovery. If it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. To determine whether a credit loss has occurred, we compare the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider a credit loss to have occurred. If we consider that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including the fair value of the investment being significantly below its cost, whether the financial condition of the issuer of a security is deteriorating, the occurrence of industry, company and geographic events that have negatively impacted the value of a security and rating agency downgrades. We determined that no investments with a fair value below cost had declined on an other-than-temporary basis during the first three months of 2010 and 2009, respectively.
     We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if the security was sold in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values for our fixed maturity and equity investments. We generally obtain one price per security. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements using proprietary pricing applications, which include available relevant market information, benchmark yields, sector curves and matrix pricing. The pricing services do not use broker quotes in determining the fair values of our investments. We review the estimates of fair value the pricing services provide to determine if the estimates obtained are representative of market prices based upon our general knowledge of the market, our research findings related to unusual fluctuations in value and our comparison of such values to execution prices for similar securities. As of March 31, 2010 and December 31, 2009, we received one estimate per security from one of the pricing services and we priced all but an insignificant amount of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided as of March 31, 2010 and December 31, 2009, we did not identify any discrepancies and we did not make any adjustments to the fair value estimates the pricing services provided. We classified one equity security as Level 3 as of March 31, 2010, as described in Footnote 9. We utilized a fair value model that incorporated significant other unobservable inputs, such as estimated volatility, to estimate the equity security’s fair value. Pursuant to terms of an initial public offering, we are restricted from selling this security for a specified period, and the fair value we determined as of March 31, 2010 reflects this restriction.
Policy Acquisition Costs
     Our insurance subsidiaries defer their policy acquisition costs, consisting primarily of commissions, premium taxes and certain other underwriting costs that vary with and relate primarily to the production of business. We amortize these costs over the period in which our insurance subsidiaries earn the related premiums. The method we follow in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premiums to be earned, related investment income, losses and loss expenses and certain other costs we expect to incur as our insurance subsidiaries earn the premiums.
Results of Operations — Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
     Net Premiums Written. Net premiums written for the three months ended March 31, 2010 were $92.9 million, an increase of $4.9 million, or 5.6%, from the $88.0 million of net premiums written for the comparable period in 2009. Personal lines net premiums written increased $3.7 million, or 6.4%, for the first quarter of 2010 compared to the comparable period in 2009. The increase was attributable to additional personal lines premiums received from the pooling agreement as a result of Donegal Mutual’s affiliation with Southern Mutual as well as increased writings in our personal automobile and homeowners lines of business. Commercial lines net premiums written increased $1.3 million, or 4.2%, for the first quarter of 2010 compared to the comparable period in 2009 due to increased writings in our commercial automobile and workers’ compensation lines of business.
     Net Premiums Earned. Net premiums earned were $91.4 million, an increase of $3.1 million, or 3.5%, compared to $88.3 million for the first quarter of 2009. Our insurance subsidiaries earn premiums and recognize them as revenue over the terms of their policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding twelve-month period compared to the comparable period one year earlier.
     Investment Income. For the three months ended March 31, 2010, our net investment income decreased to $4.9 million, compared to $5.4 million for the comparable period one year ago. An increase in our average invested assets from $635.9 million for the first quarter of 2009 to $662.3 million for the first quarter of 2010 was offset by a decrease in our annualized average rate of return to 3.0% in 2010, compared to 3.4% in 2009. Our annualized average rate of return on investments decreased primarily due to increased holdings of lower-yielding tax-exempt municipal bonds and short-term U.S. Treasury securities during the first quarter of 2010.
     Net Realized Investment Gains. Net realized investment gains for the first quarter of 2010 were $21,512, compared to net realized investment gains of $258,855 for the comparable period in 2009. We did not recognize any impairment losses during the first quarter of 2010 or 2009.
     Losses and Loss Expenses. Our loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, for the first quarter of 2010 was 74.4%, a decrease from our 74.7% loss ratio for the first quarter of 2009. We incurred weather-related losses of approximately $9 million after reinsurance, primarily related to two major winter storms in the Mid-Atlantic region, during the first quarter of 2010. Our commercial lines loss ratio increased to 78.1% for the first quarter of 2010, compared to 67.4% for the first quarter of 2009, primarily due to increases in our commercial multi-peril and workers’ compensation loss ratios. Our personal lines loss ratio decreased to 72.9% for the first quarter of 2010, compared to 78.3% for the first quarter of 2009, primarily due to decreases in our personal automobile and homeowners loss ratios.
     Underwriting Expenses. Our expense ratio, which is the ratio of policy acquisition costs and other underwriting expenses to premiums earned, for the first quarters of 2010 and 2009 were 31.4% and 31.0%, respectively. Our expense ratio for both periods reflected decreased expenses incurred for underwriting-based incentive compensation costs as a result of our higher loss ratios.
     Combined Ratio. Our combined ratio was 106.0% and 105.9% for the three months ended March 31, 2010 and 2009, respectively. Our combined ratio represents the sum of our loss ratio, expense ratio and dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned.
     Interest Expense. Interest expense for the first quarter of 2010 was $184,758, compared to $1,204,778 for the first quarter of 2009. The lower interest expense in the 2010 period reflected a decrease in average interest rates on our subordinated debentures for the first quarter of 2010 compared to the comparable period in 2009. Interest expense for the first quarter of 2009 included $974,000 related to interest and penalties on contested premium tax litigation paid during that period.
     Income Taxes. Income tax expense was $40,780 for the first quarter of 2010, representing an effective tax rate of 14.8%, compared to $42,451 for the first quarter of 2009, representing an effective tax rate of 20.0%. Effective tax rates in both periods represented estimates based on projected annual taxable income.

     Net Income and Earnings Per Share. Our net income for the first quarter of 2010 was $234,758, or $.01 per share of Class A common stock and Class B common stock, compared to net income of $169,804, or $.01 per share of Class A common stock and Class B common stock, reported for the first quarter of 2009. We had 19.9 million Class A shares outstanding for both periods. We had 5.6 million Class B shares outstanding for both periods.
Liquidity and Capital Resources
     Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as they arise. Our major sources of funds from operations are the net cash flows generated from our insurance subsidiaries’ underwriting results, investment income and maturing investments.
     We have historically generated sufficient net positive cash flow from our operations to fund our commitments and build our investment portfolio, thereby increasing future investment returns. The impact of the pooling agreement between Donegal Mutual and Atlantic States has historically been cash flow positive because of the consistent underwriting profitability of the pool. The pool is settled monthly, thereby resulting in cash flows substantially similar to cash flows that would result from the underwriting of direct business. We have not experienced any unusual variations in the timing of claim payments associated with the loss reserves of our insurance subsidiaries. We maintain significant liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. Our fixed-maturity investment portfolio is structured following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective, thereby providing an additional measure of liquidity to meet our obligations should an unexpected variation occur in the future. Net cash flows (used) provided by operating activities in the first three months of 2010 and 2009 were ($3.2) million and $2.3 million, respectively, with the change in cash flows due primarily to increased claim payments during the first quarter of 2010.
     We maintain a credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a $35.0 million unsecured, revolving line of credit that will expire in July 2010. As of March 31, 2010, we have the ability to borrow $35.0 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus between 1.50% and 1.75%, depending on our leverage ratio. In addition, we pay a fee of 0.15% per annum on the loan commitment amount regardless of usage. The credit agreement requires our compliance with certain covenants, which include minimum levels of our net worth, leverage ratio and statutory surplus and the A.M. Best ratings of our insurance subsidiaries. During the three months ended March 31, 2010, we had no borrowings outstanding under the credit agreement, and we were in compliance with all requirements of the credit agreement. We intend to extend the credit agreement during the second quarter of 2010.
     The following table shows our expected payments for significant contractual obligations as of March 31, 2010.

		Less
		than 1	1-3	4-5	After 5
	Total	year	years	years	years
	(in thousands)
Net liability for unpaid losses and loss expenses of our insurance subsidiaries	$181,679	$82,335	$82,696	$7,642	$9,006
Subordinated debentures	15,465	—	—	—	15,465

Total contractual obligations	$197,144	$82,335	$82,696	$7,642	$24,471

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
     We estimate the date of payment for the subordinated debentures based on their contractual maturities. The debentures are redeemable at our option, at par, as discussed in Note 7 - Subordinated Debentures. The subordinated debentures carry interest rates that vary based upon the three-month LIBOR rate and adjust quarterly. Based upon the interest rates in effect as of March 31, 2010, our annual interest cost associated with the subordinated debentures is approximately $615,000. For every 1% change in the three-month LIBOR rate, the effect on our annual interest cost would be approximately $150,000.
     On February 23, 2009, our board of directors authorized a share repurchase program, pursuant to which we may purchase up to 300,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. We purchased 9,702 and 0 shares of our Class A common stock under this program during the first three months 2010 and 2009, respectively.
     On April 15, 2010, our board of directors declared quarterly cash dividends of 11.5 cents per share for our Class A common stock and 10.25 cents per share for our Class B common stock, payable May 17, 2010 to stockholders of record as of the close of business on May 3, 2010. There are no regulatory restrictions on our payment of dividends to our stockholders, although there are state law restrictions on the payment of annual dividends greater than 10% of statutory surplus by our insurance subsidiaries to us. Our insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis and require prior approval of the applicable domiciliary insurance regulatory authorities for dividends in excess of 10% of statutory surplus. Our insurance subsidiaries are subject to risk-based capital (“RBC”) requirements. At December 31, 2009, our insurance subsidiaries’ capital levels were each substantially above the applicable RBC requirements. At January 1, 2010, amounts available for distribution as dividends to us from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities were $19.0 million from Atlantic States, $0 from Southern, $2.8 million from Le Mars, $3.9 million from Peninsula, and $584,431 from Sheboygan, all of which remained available at March 31, 2010.
     As of March 31, 2010, we had no material commitments for capital expenditures.
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
     Our investment mix has shifted slightly due to our continuing shift from taxable to tax-exempt fixed maturity investments during 2010. We have maintained approximately the same duration of our investment portfolio to our liabilities from December 31, 2009 to March 31, 2010.
     There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2009 through March 31, 2010.
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
Item 4T. Controls and Procedures.
     Not applicable.

Part II. Other Information
Item 1. Legal Proceedings.
     None.
Item 1A. Risk Factors.
     Our business, results of operations and financial condition, and, therefore, the value of our Class A common stock and Class B common stock, are subject to a number of risks. For a description of certain risks, we refer to “Risk Factors” in our 2009 Annual Report on Form 10-K filed with the SEC on March 11, 2010. There have been no material changes during the three months ended March 31, 2010 in the risk factors disclosed in that Form 10-K Report.
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as Part	Shares (or Units)
	(a) Total Number of	(b) Average	of Publicly	that May Yet Be
	Shares (or Units)	Price Paid per	Announced Plans or	Purchased Under the
Period	Purchased	Share (or Unit)	Programs	Plans or Programs
Month #1	Class A – None	Class A – None	Class A – None
January 1-31, 2010	Class B – None	Class B – None	Class B – None

Month #2	Class A – 9,702	Class A – $15.02	Class A – 9,702	(1)
February 1-28, 2010	Class B – None	Class B – None	Class B – None

Month #3	Class A – None	Class A – None	Class A – None
March 1-31, 2010	Class B – None	Class B – None	Class B – None

	Class A – 9,702	Class A – $15.02	Class A – 9,702
Total	Class B – None	Class B – None	Class B – None

(1)	We purchased these shares pursuant to our announcement on February 23, 2009 that we will purchase up to 300,000 shares of our Class A common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. We may purchase up to 282,629 additional shares of our Class A common stock under this stock repurchase program.
Item 3. Defaults upon Senior Securities.
     None.
Item 4. Removed and Reserved.
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

DONEGAL GROUP INC.
May 7, 2010	By:	/s/ Donald H. Nikolaus
Donald H. Nikolaus,
President and Chief Executive Officer

May 7, 2010	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller,
Senior Vice President and Chief Financial Officer