Form 10-Q
period 2010-06-30
DONEGAL GROUP INC
filed 2010-08-09
CIK 800457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,965,942 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on July 30, 2010.

Part I. Financial Information
Item 1. Financial Statements.
Donegal Group Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets

Investments
Fixed maturities
Held to maturity, at amortized cost	$68,000,766	$73,807,126
Available for sale, at fair value	536,086,968	517,703,672
Equity securities, available for sale, at fair value	14,136,602	9,914,626
Investments in affiliates	9,142,992	9,309,347
Short-term investments, at cost, which approximates fair value	44,721,825	56,100,415

Total investments	672,089,153	666,835,186
Cash	10,123,179	12,923,898
Accrued investment income	6,435,842	6,202,710
Premiums receivable	70,110,729	61,187,021
Reinsurance receivable	93,795,397	84,670,009
Deferred policy acquisition costs	33,873,125	32,844,179
Deferred tax asset, net	4,254,403	5,086,949
Prepaid reinsurance premiums	62,141,500	56,040,728
Property and equipment, net	6,440,764	6,592,223
Accounts receivable — securities	2,587,399	588,292
Federal income taxes recoverable	—	663,047
Other	1,965,582	1,967,685

Total assets	$963,817,073	$935,601,927

Liabilities and Stockholders’ Equity

Liabilities
Unpaid losses and loss expenses	$276,230,422	$263,598,844
Unearned premiums	258,837,434	241,821,419
Accrued expenses	9,279,023	10,578,695
Reinsurance balances payable	3,256,349	2,561,426
Federal income taxes payable	655,666	—
Cash dividends declared to stockholders	—	2,798,378
Subordinated debentures	15,465,000	15,465,000
Accounts payable — securities	7,244,783	6,828,873
Due to affiliate	2,043,935	3,813,294
Drafts payable	1,324,145	884,993
Other	1,601,958	1,745,306

Total liabilities	575,938,715	550,096,228

Stockholders’ Equity
Preferred stock, $1.00 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 30,000,000 shares, issued 20,615,840 and 20,569,930 shares and outstanding 19,953,539 and 19,917,331 shares	206,158	205,700
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	165,398,461	164,585,214
Accumulated other comprehensive income	17,628,498	15,007,044
Retained earnings	213,838,682	214,755,495
Treasury stock	(9,249,933)	(9,104,246)

Total stockholders’ equity	387,878,358	385,505,699

Total liabilities and stockholders’ equity	$963,817,073	$935,601,927

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,
	2010	2009
Revenues:
Net premiums earned	$93,002,409	$87,540,345
Investment income, net of investment expenses	4,968,490	5,266,161
Net realized investment gains	1,965,091	445,140
Lease income	229,490	234,713
Installment payment fees	1,359,874	1,308,620
Other income	—	28,441

Total revenues	101,525,354	94,823,420

Expenses:
Net losses and loss expenses	68,509,616	61,903,131
Amortization of deferred policy acquisition costs	16,146,000	14,634,000
Other underwriting expenses	14,182,695	12,527,331
Policyholder dividends	65,482	91,682
Interest	168,935	198,467
Other expenses	581,750	335,281

Total expenses	99,654,478	89,689,892

Income before income tax expense	1,870,876	5,133,528
Income tax expense	131,148	745,904

Net income	$1,739,728	$4,387,624

Earnings per common share:
Class A common stock — basic	$0.07	$0.18

Class A common stock — diluted	$0.07	$0.18

Class B common stock — basic and diluted	$0.06	$0.16

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,
	2010	2009
Net income	$1,739,728	$4,387,624
Other comprehensive income, net of tax
Unrealized income on securities:
Unrealized holding income during the period, net of income tax	4,383,766	1,413,555
Reclassification adjustment, net of income tax	(1,296,960)	(289,341)

Other comprehensive income	3,086,806	1,124,214

Comprehensive income	$4,826,534	$5,511,838

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Revenues:
Net premiums earned	$184,374,505	$175,889,888
Investment income, net of investment expenses	9,898,981	10,623,750
Net realized investment gains	1,986,603	703,995
Lease income	455,997	456,334
Installment payment fees	2,660,116	2,608,376
Other income	—	42,691

Total revenues	199,376,202	190,325,034

Expenses:
Net losses and loss expenses	136,491,102	127,852,296
Amortization of deferred policy acquisition costs	32,161,000	29,367,000
Other underwriting expenses	26,815,711	25,203,963
Policyholder dividends	244,783	335,211
Interest	353,693	1,403,245
Other expenses	1,163,499	817,536

Total expenses	197,229,788	184,979,251

Income before income tax expense	2,146,414	5,345,783
Income tax expense	171,928	788,355

Net income	$1,974,486	$4,557,428

Earnings per common share:
Class A common stock — basic	$0.08	$0.18

Class A common stock — diluted	$0.08	$0.18

Class B common stock — basic and diluted	$0.07	$0.16

Consolidated Statements of Comprehensive Income
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Net income	$1,974,486	$4,557,428
Other comprehensive income, net of tax
Unrealized income on securities:
Unrealized holding income during the period, net of income tax	3,932,612	5,920,430
Reclassification adjustment, net of income tax	(1,311,158)	(457,597)

Other comprehensive income	2,621,454	5,462,833

Comprehensive income	$4,595,940	$10,020,261

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)
Six Months Ended June 30, 2010

						Accumulated
					Additional	Other			Total
					Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Capital	Income	Earnings	Stock	Equity
Balance, December 31, 2009	20,569,930	5,649,240	$205,700	$56,492	$164,585,214	$15,007,044	$214,755,495	$(9,104,246)	$385,505,699

Issuance of common stock (stock compensation plans)	45,910		458		790,175				790,633

Net income							1,974,486		1,974,486

Cash dividends declared							(2,868,227)		(2,868,227)

Grant of stock options					23,072		(23,072)		—

Repurchase of treasury stock								(145,687)	(145,687)

Other comprehensive income						2,621,454			2,621,454

Balance, June 30, 2010	20,615,840	5,649,240	$206,158	$56,492	$165,398,461	$17,628,498	$213,838,682	$(9,249,933)	$387,878,358

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash Flows from Operating Activities:
Net income	$1,974,486	$4,557,428

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,257,660	1,322,211
Net realized investment gains	(1,986,603)	(703,995)
Equity loss (income)	197,545	(42,691)
Changes in assets and liabilities:
Losses and loss expenses	12,631,578	9,687,639
Unearned premiums	17,016,015	9,725,766
Premiums receivable	(8,923,708)	(5,052,587)
Deferred acquisition costs	(1,028,946)	(1,164,877)
Deferred income taxes	(579,005)	78,709
Reinsurance receivable	(9,125,388)	(5,047,189)
Prepaid reinsurance premiums	(6,100,772)	(4,031,695)
Accrued investment income	(233,132)	6,518
Due to affiliate	(1,769,359)	(2,392,632)
Reinsurance balances payable	694,923	2,051,245
Current income taxes	1,318,713	2,451,699
Accrued expenses	(1,299,672)	(4,220,349)
Other, net	297,926	384,493

Net adjustments	2,367,775	3,052,265

Net cash provided by operating activities	4,342,261	7,609,693

Cash Flows from Investing Activities:
Purchases of fixed maturities:
Available for sale	(80,020,763)	(72,564,308)
Purchases of equity securities, available for sale	(11,014,460)	(13,404,392)
Maturity of fixed maturities:
Held to maturity	5,612,123	18,252,970
Available for sale	39,093,985	22,158,494
Sales of fixed maturities:
Available for sale	26,454,158	10,037,415
Sales of equity securities, available for sale	6,765,783	13,070,887
Payments to Sheboygan policyholders	—	(5,556,650)
Net increase in investment in affiliates	—	(50,000)
Net purchases of property and equipment	(390,737)	(666,968)
Net sales of short-term investments	11,378,590	31,642,178

Net cash (used in) provided by investing activities	(2,121,321)	2,919,626

Cash Flows from Financing Activities:
Cash dividends paid	(5,666,605)	(5,400,717)
Issuance of common stock	790,633	720,816
Purchase of treasury stock	(145,687)	(198,879)

Net cash used in financing activities	(5,021,659)	(4,878,780)

Net (decrease) increase in cash	(2,800,719)	5,650,539
Cash at beginning of period	12,923,898	1,830,954

Cash at end of period	$10,123,179	$7,481,493

Cash paid during period — Interest	$337,677	$481,430
Net cash received during period — Taxes	$(600,000)	$(1,751,090)
See accompanying notes to consolidated financial statements.

DONEGAL GROUP INC. AND SUBSIDIARIES
(Unaudited)
Notes to Consolidated Financial Statements
1 — Organization
     Donegal Mutual Insurance Company (“Donegal Mutual”) organized us as a downstream insurance holding company on August 26, 1986. Our six insurance subsidiaries and Donegal Mutual conduct business as the Donegal Insurance Group. The Donegal Insurance Group writes personal and commercial lines of property and casualty insurance exclusively through a network of independent insurance agents in 20 Mid-Atlantic, Midwestern, New England and Southeastern states. The personal lines products consist primarily of homeowners and private passenger automobile policies. The commercial lines products consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies.
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
     At June 30, 2010, Donegal Mutual held approximately 42% of our outstanding Class A common stock and approximately 75% of our outstanding Class B common stock.
     Atlantic States and Donegal Mutual are parties to a pooling agreement under which each company places all of its direct written business in the pool and both companies share the underwriting results of the pool as provided in the pooling agreement, excluding certain reinsurance Donegal Mutual assumes from our five other insurance subsidiaries. From July 1, 2000 through February 29, 2008, Atlantic States had a 70% share of the results of the pool, and Donegal Mutual had a 30% share of the results of the pool. Donegal Mutual and Atlantic States amended the pooling agreement effective March 1, 2008 to increase Atlantic States’ share of the results of the pool to 80% and to decrease Donegal Mutual’s share of the results of the pool to 20% beginning on that date. See Note 4 — Reinsurance for more information regarding the pooling agreement.
     On February 23, 2009, our board of directors authorized a share repurchase program, pursuant to which we may purchase up to 300,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable SEC rules and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the three months ended June 30, 2010 and 2009, respectively. We purchased 9,702 and no shares of our Class A common stock under this program during the six months ended June 30, 2010 and 2009, respectively. We have purchased a total of 17,371 shares of our Class A common stock under this program through June 30, 2010.
     In October 2009, Donegal Mutual consummated an affiliation with Southern Mutual Insurance Company (“Southern Mutual”), pursuant to which Donegal Mutual purchased a surplus note of Southern Mutual in the principal amount of $2.5 million, Donegal Mutual designees became a majority of the members of Southern Mutual’s board of directors and Donegal Mutual agreed to provide quota share reinsurance to Southern Mutual for 100% of its business. Effective October 31, 2009, Donegal Mutual began to include business Donegal Mutual assumes from Southern Mutual in the pooling agreement with Atlantic States. Southern Mutual writes primarily personal lines of insurance in Georgia and South Carolina and had direct premiums written of approximately $13.3 million in 2009. Pursuant to applicable accounting standards, Southern Mutual is a variable interest entity, of which we are not the primary beneficiary.
     In April 2010, DFSC and certain of its affiliates, including Donegal Mutual and us, and Union National Financial Corporation (“UNNF”) executed an agreement pursuant to which DFSC and UNNF would merge, with DFSC as the surviving company in the merger. The merger is subject to a number of conditions, including approval of the merger by the holders of 80% of the outstanding shares of UNNF and the approval of various federal bank regulatory agencies. Under the agreement, Province Bank FSB, which DFSC owns, and Union National Community Bank, which UNNF owns, would also merge. The combined bank would have total assets of approximately $600 million and would have 13 branch locations in Lancaster County, Pennsylvania. The companies expect to complete the mergers in the fourth quarter of 2010.
     In July 2010, we executed an agreement pursuant to which we will acquire all of the outstanding stock of Michigan Insurance Company (“MICO”), an 83.6%-owned subsidiary of West Bend Mutual Insurance Company (“WBM”). MICO writes various lines of property and casualty insurance exclusively in the State of Michigan. MICO had direct written premiums of $106.6 million and net written premiums of $26.7 million for the year ended December 31, 2009. The purchase price will be calculated based on the United States generally accepted accounting principles (“GAAP”) book value of MICO as of the closing date of the acquisition. We estimate that the purchase price payable to the shareholders of MICO will be approximately $39 million. The acquisition is subject to a number of conditions, including the approval of the Insurance Department of the State of Michigan. We expect to complete the acquisition in the fourth quarter of 2010.
2 — Basis of Presentation
     Our financial information for the interim periods included in this Form 10-Q Report is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of our management, are necessary for a fair presentation of our financial position, results of operations and cash flows for those interim periods. Our results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results of operations we expect for the year ending December 31, 2010.
     You should read these interim financial statements in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

3 — Earnings Per Share
     We have two classes of common stock, which we refer to as our Class A common stock and our Class B common stock. Our certificate of incorporation provides that whenever our board of directors declares a dividend on our Class B common stock, our board of directors must also declare a dividend on our Class A common stock that is payable at the same time to holders as of the same record date at a rate that is at least 10% greater than the rate at which our board of directors declared the dividend on our Class B common stock. Accordingly, we use the two-class method to compute our earnings per common share. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of common stock based on dividends we have declared and an allocation of our remaining undistributed earnings using a participation percentage that reflects the dividend rights of each class. The table below presents for the periods indicated a reconciliation of the numerators and denominators we used to compute basic and diluted net income per share for each class of common stock:
For the Three Months Ended June 30:

	2010		2009
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic net income per share:
Numerator:
Allocation of net income	$1,396	$343	$3,507	$881

Denominator:
Weighted-average shares outstanding	19,953,539	5,576,775	19,898,680	5,576,775

Basic net income per share	$0.07	$0.06	$0.18	$0.16

Diluted net income per share:
Numerator:
Allocation of net income	$1,396	$343	$3,507	$881

Denominator:
Number of shares used in basic computations	19,953,539	5,576,775	19,898,680	5,576,775
Weighted-average effect of dilutive securities
Director and employee stock options	—	—	—	—

Number of shares used in per share computations	19,953,539	5,576,775	19,898,680	5,576,775

Diluted net income per share	$0.07	$0.06	$0.18	$0.16

For the Six Months Ended June 30:

	2010		2009
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic net income per share:
Numerator:
Allocation of net income	$1,584	$390	$3,642	$915

Denominator:
Weighted-average shares outstanding	19,942,153	5,576,775	19,891,096	5,576,775

Basic net income per share	$0.08	$0.07	$0.18	$0.16

Diluted net income per share:
Numerator:
Allocation of net income	$1,584	$390	$3,642	$915

Denominator:
Number of shares used in basic computations	19,942,153	5,576,775	19,891,096	5,576,775
Weighted-average effect of dilutive securities
Director and employee stock options	—	—	—	—

Number of shares used in per share computations	19,942,153	5,576,775	19,891,096	5,576,775

Diluted net income per share	$0.08	$0.07	$0.18	$0.16

We did not include outstanding options to purchase the following number of shares of Class A common stock in our computation of diluted earnings per share because the exercise price of the options was greater than the average market price during the period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Number of shares excluded	3,290,099	3,413,932	3,290,099	3,423,432

4 — Reinsurance
     Atlantic States and Donegal Mutual have participated in a pooling agreement since 1986 under which each company places all of its direct written business into the pool, and Atlantic States and Donegal Mutual then share the underwriting results of the pool in accordance with the terms of the pooling agreement. From July 1, 2000 through February 29, 2008, Atlantic States had a 70% share of the results of the pool, and Donegal Mutual had a 30% share of the results of the pool. Donegal Mutual and Atlantic States amended the pooling agreement effective March 1, 2008 to increase Atlantic States’ share of the results of the pool to 80% beginning on that date.
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
     We made no significant changes to our third-party reinsurance or the reinsurance agreements between our insurance subsidiaries and Donegal Mutual during the six months ended June 30, 2010.

5 — Investments
     The amortized cost and estimated fair values of our fixed maturities and equity securities at June 30, 2010 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held to Maturity		(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,000	$97	$—	$1,097
Obligations of states and political subdivisions	60,045	3,561	—	63,606
Corporate securities	4,245	37	4	4,278
Residential mortgage-backed securities	2,711	62	4	2,769

Totals	$68,001	$3,757	$8	$71,750

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale		(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$36,378	$606	$58	$36,926
Obligations of states and political subdivisions	376,303	14,315	866	389,752
Corporate securities	28,613	808	15	29,406
Residential mortgage-backed securities	76,808	3,247	52	80,003

Fixed maturities	518,102	18,976	991	536,087
Equity securities	8,051	6,451	365	14,137

Totals	$526,153	$25,427	$1,356	$550,224

     The amortized cost and estimated fair values of our fixed maturities and equity securities at December 31, 2009 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held to Maturity		(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$2,000	$80	$—	$2,080
Obligations of states and political subdivisions	61,736	3,011	24	64,723
Corporate securities	6,243	72	13	6,302
Residential mortgage-backed securities	3,828	73	—	3,901

Totals	$73,807	$3,236	$37	$77,006

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale		(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$41,061	$154	$585	$40,630
Obligations of states and political subdivisions	346,799	12,587	1,019	358,367
Corporate securities	26,972	866	72	27,766
Residential mortgage-backed securities	88,914	2,357	330	90,941

Fixed maturities	503,746	15,964	2,006	517,704
Equity securities	3,804	6,339	228	9,915

Totals	$507,550	$22,303	$2,234	$527,619

     The amortized cost and estimated fair value of our fixed maturities at June 30, 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
Held to maturity	Cost	Value
	(in thousands)
Due in one year or less	$3,995	$4,032
Due after one year through five years	13,845	14,744
Due after five years through ten years	45,675	48,358
Due after ten years	1,775	1,847
Residential mortgage-backed securities	2,711	2,769

Total held to maturity	$68,001	$71,750

Available for sale
Due in one year or less	$15,460	$15,664
Due after one year through five years	84,130	87,091
Due after five years through ten years	110,446	114,540
Due after ten years	231,258	238,789
Residential mortgage-backed securities	76,808	80,003

Total available for sale	$518,102	$536,087

     Gross realized gains and losses from investments before applicable income taxes are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Gross realized gains:
Fixed maturities	$1,547	$55	$1,631	$133
Equity securities	501	363	613	619

	$2,048	$418	$2,244	$752

Gross realized losses:
Fixed maturities	$5	$1	$179	$1
Equity securities	78	(28)	78	47

	83	(27)	257	48

Net realized gains	$1,965	$445	$1,987	$704

     We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at June 30, 2010 as follows:

	Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
		(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$—	$—	$3,233	$58
Obligations of states and political subdivisions	15,705	153	17,144	713
Corporate securities	—	—	735	19
Residential mortgage-backed securities	2,079	56	—	—
Equity securities	5,287	365	—	—

Total	$23,071	$574	$21,112	$790

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

     Of our total fixed maturity securities with an unrealized loss at June 30, 2010, we classified 29 securities with a fair value of $38.1 million and an unrealized loss of $991,033 as available-for-sale and carried them at fair value on our balance sheet, while we classified three securities with a fair value of $824,743 and an unrealized loss of $7,761 as held-to-maturity on our balance sheet and carried them at amortized cost.
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
     We have no direct exposure to sub-prime residential mortgage-backed securities and hold no collateralized debt obligations. Substantially all of the unrealized losses in our fixed maturity investment portfolio have resulted from general market conditions and the related impact on our fixed maturity investment valuations. We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, when we consider the decline in value of an individual investment to be other than temporary, we write the investment down to its fair value, and we reflect the amount of the write-down as a realized loss in our results of operations. We individually monitor all investments for other-than-temporary declines in value. Generally, if an individual equity security has depreciated in value by more than 20% of original cost, and has been in such an unrealized loss position for more than six months, we assume there has been an other-than-temporary decline in value. We held nine equity securities that were in an unrealized loss position at June 30, 2010. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we consider these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the security prior to recovery. If it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. To determine whether a credit loss has occurred, we compare the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider a credit loss to have occurred. If we consider a credit loss to have occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including the fair value of the investment being significantly below its cost, whether the financial condition of the issuer of the security is deteriorating, the occurrence of industry, company and geographic events that have negatively impacted the value of the security and rating agency downgrades. We determined that no investments with fair values below cost had declined on an other-than-temporary basis during the first six months of 2010 and 2009, respectively.
     We amortize premiums and discounts on debt securities over the life of the security as an adjustment to yield using the effective interest method. We compute realized investment gains and losses using the specific identification method.

     We amortize premiums and discounts for mortgage-backed debt securities using anticipated prepayments.
     We account for investments in our affiliates using the equity method of accounting, under which we record our investment at cost, with adjustments for our share of our affiliates’ earnings and losses as well as changes in our affiliates’ equity due to unrealized gains and losses.

6 — Segment Information
     We evaluate the performance of our personal lines and commercial lines segments based upon the underwriting results of our insurance subsidiaries using statutory accounting principles prescribed or permitted by various state insurance departments (“SAP”). Our management uses SAP to measure the performance of our insurance subsidiaries instead of GAAP. Financial data by segment is as follows:

	Three Months Ended
	June 30,
	2010	2009
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$28,903	$28,065
Personal lines	64,099	59,604

Net premiums earned	93,002	87,669
GAAP adjustments	—	(129)

GAAP premiums earned	93,002	87,540
Net investment income	4,968	5,266
Realized investment gains	1,965	445
Other	1,590	1,572

Total revenues	$101,525	$94,823

Income before income taxes:
Underwriting income (loss):
Commercial lines	$1,830	$1,603
Personal lines	(9,430)	(4,362)

SAP underwriting loss	(7,600)	(2,759)
GAAP adjustments	1,699	1,143

GAAP underwriting loss	(5,901)	(1,616)
Net investment income	4,968	5,266
Realized investment gains	1,965	445
Other	839	1,039

Income before income taxes	$1,871	$5,134

	Six Months Ended
	June 30,
	2010	2009
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$56,591	$57,324
Personal lines	127,811	119,011

Net premiums earned	184,402	176,335
GAAP adjustments	(28)	(445)

GAAP premiums earned	184,374	175,890
Net investment income	9,899	10,624
Realized investment gains	1,987	704
Other	3,116	3,107

Total revenues	$199,376	$190,325

Income before income taxes:
Underwriting income (loss):
Commercial lines	$(761)	$2,021
Personal lines	(12,267)	(10,229)

SAP underwriting loss	(13,028)	(8,208)
GAAP adjustments	1,690	1,339

GAAP underwriting loss	(11,338)	(6,869)
Net investment income	9,899	10,624
Realized investment gains	1,987	704
Other	1,598	887

Income before income taxes	$2,146	$5,346

7 — Subordinated Debentures
     On October 29, 2003, we received $10.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on October 29, 2033 and are callable at our option, at par. The debentures carry an interest rate equal to the three-month LIBOR rate plus 3.85%, which is adjustable quarterly. At June 30, 2010, the interest rate on the debentures was 4.18%.
     On May 24, 2004, we received $5.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on May 24, 2034 and are callable at our option, at par. The debentures carry an interest rate equal to the three-month LIBOR rate plus 3.85%, which is adjustable quarterly. At June 30, 2010, the interest rate on the debentures was 4.33%.
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
     We charged compensation expense for our stock compensation plans against income before income taxes of $60,824 and $48,691 for the three months ended June 30, 2010 and 2009, respectively, with a corresponding income tax benefit of $20,680 and $17,042, respectively. We charged compensation expense for our stock compensation plans against income before income taxes of $120,985 and $110,391 for the six months ended June 30, 2010 and 2009, respectively, with a corresponding income tax benefit of $41,135 and $38,637, respectively. As of June 30, 2010, our total unrecognized compensation cost related to nonvested share-based compensation granted under our stock compensation plans was $80,797. We expect to recognize this cost over a weighted average period of 0.7 years.
     We account for share-based compensation to employees and directors of Donegal Mutual as share-based compensation to employees of a controlling entity. As such, we measure the fair value of the award at the grant date and recognize the fair value as a dividend to Donegal Mutual. This accounting applies to options we grant to employees and directors of Donegal Mutual, the employer of a majority of the employees that provide services to us. We recorded implied dividends of $0 and $5,298 for the three months ended June 30, 2010 and 2009, respectively. We recorded implied dividends of $23,072 and $32,923 for the six months ended June 30, 2010 and 2009, respectively.
     We received no cash from option exercises under all stock option compensation plans for the six months ended June 30, 2010 and 2009. We realized no tax benefits for the tax deductions from option exercises for the six months ended June 30, 2010 and 2009.
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
     For investments that have quoted market prices in active markets, we use the quoted market price as fair value and include these investments in Level 1 of the fair value hierarchy. We classify publicly traded equity securities as Level 1. When quoted market prices in active markets are not available, we base fair values on quoted market prices of comparable instruments or broker quotes we obtain from independent pricing services through a bank trustee. We classify our fixed maturity investments as Level 2. Our fixed maturity investments consist of U.S. Treasury securities and obligations of U.S, government corporations and agencies, obligations of states and political subdivisions, corporate securities and residential mortgage-backed securities. During the first six months of 2010, we classified one equity security as Level 3. We utilized a fair value model that incorporated significant other unobservable inputs, such as estimated volatility, to estimate the equity security’s fair value. Pursuant to terms of an initial public offering, we are restricted from selling this security for a specified period, and the fair value we determined as of June 30, 2010 reflects this restriction. During the first six months of 2010, we recorded unrealized income of $94,419 related to this security in other comprehensive income.
     We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if the security was sold in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values for our fixed maturity and equity investments. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements using proprietary pricing applications, which include available relevant market information, benchmark yields, sector curves and matrix pricing. The pricing services do not use broker quotes in determining the fair values of our investments. We review the estimates of fair value the pricing services provide to determine if the estimates obtained are representative of fair values based upon our general knowledge of the market, our research findings related to unusual fluctuations in value and our comparison of such values to execution prices for similar securities. As of June 30, 2010 and December 31, 2009, we received one estimate per security from one of the pricing services and we priced all but an insignificant amount of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided as of June 30, 2010 and December 31, 2009, we did not identify any discrepancies and we did not make any adjustments to the estimates the pricing services provided.
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
     We evaluate our assets and liabilities on a recurring basis to determine the appropriate level at which to classify them for each reporting period. The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities as of June 30, 2010:

	Fair Value Measurements Using
		Quoted
		Prices in Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
		(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$36,926	$—	$36,926	$—
Obligations of states and political subdivisions	389,752	—	389,752	—
Corporate securities	29,406	—	29,406	—
Residential mortgage-backed securities	80,003	—	80,003	—
Equity securities	14,137	6,627	1,184	6,326

Totals	$550,224	$6,627	$537,271	$6,326

     We did not have any transfers between Levels 1 and 2 during the quarter ended June 30, 2010.

     The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities as of December 31, 2009:

	Fair Value Measurements Using
		Quoted
		Prices in Active Markets	Significant Other	Significant
		or Identical Assets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
		(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$40,630	$—	$40,630	$—
Obligations of states and political subdivisions	358,366	—	358,366	—
Corporate securities	27,766	—	27,766	—
Residential mortgage-backed securities	90,941	—	90,941	—
Equity securities	9,915	2,426	1,257	6,232

Totals	$527,618	$2,426	$518,960	$6,232

     The following table presents a roll forward of the significant unobservable inputs for our Level 3 securities for the three months ended June 30, 2010:

(in thousands)
Balance, March 31	$5,852
Net unrealized income	474

Balance, June 30	$6,326

     The following table presents a roll forward of the significant unobservable inputs for our Level 3 securities for the six months ended June 30, 2010:

(in thousands)
Balance, January 1	$6,232
Net unrealized income	94

Balance, June 30	$6,326

10 – Income Taxes
     As of June 30, 2010 and December 31, 2009, respectively, we had no material unrecognized tax benefits or accrued interest and penalties. The Internal Revenue Service examined our 2006 federal tax return and made no adjustments to the taxes we had reported. Tax years 2007, 2008 and 2009 remained open for examination as of June 30, 2010.
11 – Impact of New Accounting Standards
     In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140,” codified in ASC subtopic 860-20. ASC subtopic 860-20 amends the derecognition guidance in Statement 140 and eliminates the concept of qualifying special-purpose entities. ASC subtopic 860-20 is effective for fiscal years and interim periods beginning after November 15, 2009. We adopted ASC subtopic 860-20 on January 1, 2010. The adoption did not impact our financial position or results of operations.
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
     In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-06,”Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends ASC subtopic 820-10 by requiring new, and clarifying existing, fair value disclosures. ASU 2010-06 is effective for the interim period ended March 31, 2010, except for certain new Level 3 rollforward disclosures, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We have included herein the disclosures ASU 2010-06 requires for the first half of 2010, and we will include the Level 3 rollforward disclosures ASU 2010-06 requires for fiscal years and interim periods beginning after December 31, 2010.
12 – Subsequent Event
     In July 2010, we executed an agreement pursuant to which we will acquire all of the outstanding stock of MICO, an 83.6%-owned subsidiary of WBM. MICO writes various lines of property and casualty insurance exclusively in the State of Michigan. MICO had direct written premiums of $106.6 million and net written premiums of $26.7 million for the year ended December 31, 2009. The purchase price will be calculated based on the GAAP book value of MICO as of the closing date of the acquisition. We estimate that the purchase price payable to the shareholders of MICO will be approximately $39 million. The acquisition is subject to a number of conditions, including the approval of the Insurance Department of the State of Michigan. We expect to complete the acquisition in the fourth quarter of 2010.

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
     Our liability estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions as to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced a decrease in claims frequency on workers’ compensation claims during the past several years while claims severity has gradually increased. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on bodily injury claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include accurate measurement of the impact of rate changes and changes in policy provisions and consistency in the quality and characteristics of business written within a given line of business among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments they consider appropriate for those changes in their liabilities. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at June 30, 2010. For every 1% change in our estimate of our insurance subsidiaries’ liability for unpaid losses and loss expenses, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $1.8 million.
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
     Excluding the impact of severe weather events, our insurance subsidiaries have noted slight downward trends in the number of claims incurred and the number of claims outstanding at period ends relative to their premium base in recent years across most of their lines of business. However, the amount of the average claim outstanding has increased gradually over the past several years as the property and casualty insurance industry has experienced increased litigation trends, periods in which economic conditions have extended the estimated length of disabilities, increased medical loss cost trends and a general slowing of settlement rates in litigated claims. We may make adjustments in the future to reflect subsequent developments. However, on the basis of our insurance subsidiaries’ internal procedures, which analyze, among other things, their prior assumptions, their experience with similar cases and historical trends such as reserving patterns, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes, we believe that our insurance subsidiaries have made adequate provision for their liabilities for unpaid losses and loss expenses as of June 30, 2010.
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
     In addition, Donegal Mutual and our insurance subsidiaries, operating together as the Donegal Insurance Group, share a combined business plan to achieve market penetration and underwriting profitability objectives. The products our insurance subsidiaries and Donegal Mutual offer are generally complementary, thereby allowing Donegal Insurance Group to offer a broader range of products to a given market and to expand Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account. Distinctions within the products of Donegal Mutual and our insurance subsidiaries generally relate to specific risk profiles targeted within similar classes of business, such as preferred tier products compared to standard tier products, but we do not allocate all of the standard risk gradients to one company. Therefore, the underwriting profitability of the business directly written by the individual companies will vary. However, because the pool homogenizes the risk characteristics of all business written directly by Donegal Mutual and Atlantic States and each company shares the results according to each company’s participation percentage, each company realizes its percentage share of the underwriting results of the pool. Our insurance subsidiaries’ unpaid liability for losses and loss expenses by major line of business as of June 30, 2010 and December 31, 2009 consisted of the following:

	June 30,	December 31,
	2010	2009
	(in thousands)
Commercial lines:
Automobile	$20,702	$21,465
Workers’ compensation	39,443	38,092
Commercial multi-peril	34,156	30,640
Other	2,013	1,886

Total commercial lines	96,314	92,083

Personal lines:
Automobile	71,005	70,019
Homeowners	14,933	16,312
Other	1,812	1,848

Total personal lines	87,750	88,179

Total commercial and personal lines	184,064	180,262
Plus reinsurance recoverable	92,166	83,337

Total liability for unpaid losses and loss expenses	$276,230	$263,599

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

	Adjusted Loss and
Percentage	Loss Expense	Percentage Change	Adjusted Loss and	Percentage Change
Change in Loss	Reserves Net of	in Stockholders’	Loss Expense	in Stockholders’
and Loss Expense	Reinsurance as of	Equity as of	Reserves Net of	Equity as of
Reserves Net of	June 30,	June 30,	Reinsurance as of	December 31,
Reinsurance	2010	2010(1)	December 31, 2009	2009(1)
		(dollars in thousands)
(10.0)%	$165,658	3.1%	$162,236	3.0%
(7.5)	170,259	2.3	166,742	2.3
(5.0)	174,861	1.5	171,249	1.5
(2.5)	179,462	0.8	175,755	0.8
Base	184,064	—	180,262	—
2.5	188,666	-0.8	184,769	-0.8
5.0	193,267	-1.5	189,275	-1.5
7.5	197,869	-2.3	193,782	-2.3
10.0	202,470	-3.1	198,288	-3.0

(1)	Net of income tax effect.
Investments
     We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, when we consider the decline in value of an individual investment to be other than temporary, we write down the investment to its fair value, and we reflect the amount of the write-down as a realized loss in our results of operations. We individually monitor all investments for other-than-temporary declines in value. Generally, if an individual equity security has depreciated in value by more than 20% of original cost, and has been in such an unrealized loss position for more than six months, we assume there has been an other-than-temporary decline in value. We held nine equity securities that were in an unrealized loss position at June 30, 2010. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we consider these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the security prior to recovery. If it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. To determine whether a credit loss has occurred, we compare the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider a credit loss to have occurred. If we consider that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including the fair value of the investment being significantly below its cost, whether the financial condition of the issuer of a security is deteriorating, the occurrence of industry, company and geographic events that have negatively impacted the value of a security and rating agency downgrades. We determined that no investments with a fair value below cost had declined on an other-than-temporary basis during the first six months of 2010 and 2009, respectively.

     We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if the security was sold in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values for our fixed maturity and equity investments. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements using proprietary pricing applications, which include available relevant market information, benchmark yields, sector curves and matrix pricing. The pricing services do not use broker quotes in determining the fair values of our investments. We review the estimates of fair value the pricing services provide to determine if the estimates obtained are representative of market prices based upon our general knowledge of the market, our research findings related to unusual fluctuations in value and our comparison of such values to execution prices for similar securities. As of June 30, 2010 and December 31, 2009, we received one estimate per security from one of the pricing services and we priced all but an insignificant amount of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided as of June 30, 2010 and December 31, 2009, we did not identify any discrepancies and we did not make any adjustments to the fair value estimates the pricing services provided. We classified one equity security as Level 3 as of June 30, 2010, as described in Footnote 9 to the Notes to Consolidated Financial Statements. We utilized a fair value model that incorporated significant other unobservable inputs, such as estimated volatility, to estimate the equity security’s fair value. Pursuant to terms of an initial public offering, we are restricted from selling this security for a specified period, and the fair value we determined as of June 30, 2010 reflects this restriction.
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
Results of Operations — Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
     Net Premiums Written. Net premiums written for the three months ended June 30, 2010 were $102.4 million, an increase of $8.8 million, or 9.4%, from the $93.6 million of net premiums written for the comparable period in 2009. Personal lines net premiums written increased $4.8 million, or 7.4%, for the second quarter of 2010 compared to the comparable period in 2009. The increase was attributable to additional personal lines premiums received from the pooling agreement as a result of Donegal Mutual’s affiliation with Southern Mutual, as well as increased writings in our personal automobile and homeowners lines of business. Commercial lines net premiums written increased $4.0 million, or 13.7%, for the second quarter of 2010 compared to the comparable period in 2009 due to increased writings in our commercial multi-peril and workers’ compensation lines of business.
     Net Premiums Earned. Net premiums earned were $93.0 million, an increase of $5.5 million, or 6.3%, compared to $87.5 million for the second quarter of 2009. Our insurance subsidiaries earn premiums and recognize them as revenue over the terms of their policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding twelve-month period compared to the comparable period one year earlier.
     Investment Income. For the three months ended June 30, 2010, our net investment income decreased to $5.0 million, compared to $5.3 million for the comparable period one year ago. An increase in our average invested assets from $635.1 million for the second quarter of 2009 to $664.9 million for the second quarter of 2010 was offset by a decrease in our annualized average rate of return to 3.0% in 2010, compared to 3.3% in 2009. Our annualized average rate of return on investments decreased primarily due to lower market interest rates over the past year.
     Net Realized Investment Gains. Net realized investment gains for the second quarter of 2010 were $2.0 million, compared to $445,140 for the comparable period in 2009. We did not recognize any impairment losses during the second quarter of 2010 or 2009.

     Losses and Loss Expenses. Our loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, for the second quarter of 2010 was 73.7%, an increase from our 70.7% loss ratio for the second quarter of 2009. We incurred weather-related losses of approximately $10 million after reinsurance during the second quarter of 2010, primarily related to a number of wind and hail events in the Mid-Atlantic and Midwestern regions, compared to approximately $8.0 million during the second quarter of 2009. We incurred fire losses of approximately $6.1 million during the second quarter of 2010, compared to approximately $3.5 million during the second quarter of 2009. Our commercial lines loss ratio decreased to 61.1% for the second quarter of 2010, compared to 64.0% for the second quarter of 2009, primarily due to decreases in our commercial automobile and workers’ compensation loss ratios. Our personal lines loss ratio increased to 79.6% for the second quarter of 2010, compared to 74.0% for the second quarter of 2009, primarily due to increases in our personal automobile and homeowners loss ratios.
     Underwriting Expenses. Our expense ratio, which is the ratio of policy acquisition costs and other underwriting expenses to premiums earned, for the second quarters of 2010 and 2009 were 32.6% and 31.0%, respectively. Our expense ratio for both periods reflected decreased expenses incurred for underwriting-based incentive compensation costs as a result of our higher loss ratios.
     Combined Ratio. Our combined ratio was 106.4% and 101.8% for the three months ended June 30, 2010 and 2009, respectively. Our combined ratio represents the sum of our loss ratio, expense ratio and dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned. The increase in combined ratio is due to an increase in loss ratio.
     Interest Expense. Interest expense for the second quarter of 2010 was $168,935, compared to $198,467 for the second quarter of 2009. The lower interest expense in the 2010 period reflected a decrease in average interest rates on our subordinated debentures for the second quarter of 2010 compared to the comparable period in 2009.
     Income Taxes. Income tax expense was $131,148 for the second quarter of 2010, representing an effective tax rate of 7.0%, compared to $745,904 for the second quarter of 2009, representing an effective tax rate of 14.5%. Effective tax rates in both periods represented estimates based on projected annual taxable income, with the decrease in 2010 attributable to tax-exempt interest representing a larger proportion of our income before taxes.
     Net Income and Earnings Per Share. Our net income for the second quarter of 2010 was $1.7 million, or $.07 per share of Class A common stock and $.06 per share of Class B common stock, compared to net income of $4.4 million, or $.18 per share of Class A common stock and $.16 per share of Class B common stock, for the second quarter of 2009. We had 19.9 million Class A shares and 5.6 million Class B shares outstanding for both periods.
Results of Operations — Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
     Net Premiums Written. Net premiums written for the six months ended June 30, 2010 were $195.3 million, an increase of $13.7 million, or 7.6%, from the $181.6 million of net premiums written for the comparable period in 2009. Personal lines net premiums written increased $8.4 million, or 6.9%, for the first half of 2010 compared to the comparable period in 2009. The increase was attributable to additional personal lines premiums received from the pooling agreement as a result of Donegal Mutual’s affiliation with Southern Mutual, as well as increased writings in our personal automobile and homeowners lines of business. Commercial lines net premiums written increased $5.3 million, or 8.8%, for the first half of 2010 compared to the comparable period in 2009 due to increased writings in our commercial automobile, commercial multi-peril and workers’ compensation lines of business.
     Net Premiums Earned. Net premiums earned were $184.4 million, an increase of $8.5 million, or 4.8%, compared to $175.9 million for the first half of 2009. Our insurance subsidiaries earn premiums and recognize them as revenue over the terms of their policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding twelve-month period compared to the comparable period one year earlier.
     Investment Income. For the six months ended June 30, 2010, our net investment income decreased to $9.9 million, compared to $10.6 million for the comparable period one year ago. An increase in our average invested assets from $631.4 million for the first half of 2009 to $669.5 million for the first half of 2010 was offset by a decrease in our annualized average rate of return to 3.0% in 2010, compared to

3.4% in 2009. Our annualized average rate of return on investments decreased primarily due to lower market interest rates over the past year.
     Net Realized Investment Gains. Net realized investment gains for the first half of 2010 were $2.0 million, compared to $703,995 for the comparable period in 2009. We did not recognize any impairment losses during the first half of 2010 or 2009.
     Losses and Loss Expenses. Our loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, for the first half of 2010 was 74.0%, an increase from our 72.7% loss ratio for the first half of 2009. We incurred weather-related losses of approximately $19 million after reinsurance during the first half of 2010, primarily related to a number of wind and hail events in the Mid-Atlantic and Midwestern regions and two major winter storms in the Mid-Atlantic region, compared to approximately $15.6 million during the first half of 2009. We incurred fire losses of approximately $14.0 million during the first half of 2010, compared to approximately $10.5 million during the first half of 2009. Our commercial lines loss ratio increased to 69.5% for the first half of 2010, compared to 65.8% for the first half of 2009, primarily due to increases in our commercial automobile and commercial multi-peril loss ratios. Our personal lines loss ratio increased slightly to 76.3% for the first half of 2010, compared to 76.1% for the first half of 2009, primarily due to increases in our homeowners loss ratios.
     Underwriting Expenses. Our expense ratio, which is the ratio of policy acquisition costs and other underwriting expenses to premiums earned, for the first half of 2010 and 2009 were 32.0% and 31.0%, respectively. Our expense ratio for both periods reflected decreased expenses incurred for underwriting-based incentive compensation costs as a result of our higher loss ratios.
     Combined Ratio. Our combined ratio was 106.2% and 103.9% for the six months ended June 30, 2010 and 2009, respectively. Our combined ratio represents the sum of our loss ratio, expense ratio and dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned. The increase in combined ratio is due to an increase in loss ratio.
     Interest Expense. Interest expense for the first half of 2010 was $353,693, compared to $1.4 million for the first half of 2009. The lower interest expense in the 2010 period reflected a decrease in average interest rates on our subordinated debentures for the first half of 2010 compared to the comparable period in 2009. Interest expense for the first half of 2009 included $974,000 related to interest and penalties on contested premium tax litigation paid during that period.
     Income Taxes. Income tax expense was $171,928 for the first half of 2010, representing an effective tax rate of 8.0%, compared to $788,355 for the first half of 2009, representing an effective tax rate of 14.7%. Effective tax rates in both periods represented estimates based on projected annual taxable income, with the decrease in 2010 attributable to tax-exempt interest representing a larger proportion of income before taxes.
     Net Income and Earnings Per Share. Our net income for the first half of 2010 was $2.0 million, or $.08 per share of Class A common stock and $.07 per share of Class B common stock, compared to net income of $4.6 million, or $.18 per share of Class A common stock and $.16 per share of Class B common stock, reported for the first half of 2009. We had 19.9 million Class A shares outstanding for both periods. We had 5.6 million Class B shares outstanding for both periods.
Liquidity and Capital Resources
     Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as they arise. Our major sources of funds from operations are the net cash flows generated from our insurance subsidiaries’ underwriting results, investment income and maturing investments.
     We have historically generated sufficient net positive cash flow from our operations to fund our commitments and add to our investment portfolio, thereby increasing future investment returns. The impact of the pooling agreement between Donegal Mutual and Atlantic States has historically been cash flow positive because of the consistent underwriting profitability of the pool. We settle the pool monthly, thereby resulting in cash flows substantially similar to cash flows that would result from the underwriting of direct business. We have not experienced any unusual variations in the timing of claim payments associated with the loss reserves of our insurance subsidiaries. We maintain significant liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective, thereby providing an additional measure of liquidity to meet our obligations should an unexpected variation occur in the future. Net cash flows provided by operating activities in the first half of 2010 and 2009 were $4.3 million and $7.7 million, respectively, with the change in cash flows due primarily to increased claim payments during the first half of 2010.
     In June 2010, we renewed our existing credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a $35.0 million unsecured, revolving line of credit that will expire in June 2013. We may request a one-year extension of the credit agreement as of each anniversary date of the agreement. We may also request an increase in the credit amount in an amount not to exceed $25.0 million, thereby bringing the line of credit to $60.0 million. As of June 30, 2010, we had the ability to borrow $35.0 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus between 1.75% and 2.25%, depending on our leverage ratio. In addition, we pay a fee of 0.2% per annum on the loan commitment amount regardless of usage. The credit agreement requires our compliance with certain covenants, which include minimum levels of our net worth, leverage ratio and statutory surplus and the A.M. Best ratings of our insurance subsidiaries. During the six months ended June 30, 2010, we had no borrowings outstanding under the credit agreement, and we were in compliance with all requirements of the credit agreement.
     The following table shows our expected payments for significant contractual obligations as of June 30, 2010.

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
		(in thousands)
Net liability for unpaid losses and loss expenses of our insurance subsidiaries	$184,064	$84,217	$83,876	$7,481	$8,490
Subordinated debentures	15,465	—	—	—	15,465

Total contractual obligations	$199,529	$84,217	$83,876	$7,481	$23,955

     We estimate the date of payment for the net liability for unpaid losses and loss expenses of our insurance subsidiaries based on historical experience and expectations of future payment patterns. The liability is shown net of reinsurance recoverable on unpaid losses and loss expenses to reflect expected future cash flows related to such liability. Amounts Atlantic States assumes pursuant to the pooling agreement with Donegal Mutual represent a substantial portion of our insurance subsidiaries’ gross liability for unpaid losses and loss expenses, and amounts Atlantic States cedes pursuant to the pooling agreement represent a substantial portion of our insurance subsidiaries’ reinsurance recoverable on unpaid losses and loss expenses. Cash settlement of Atlantic States’ assumed liability from the pool is included in monthly settlements of pooled activity, as we net amounts ceded to and assumed from the pool. Although Donegal Mutual and we do not anticipate any changes in the pool participation levels in the foreseeable future, any such change would be prospective in nature and therefore would not impact the timing of expected payments by Atlantic States’ for its percentage share of pooled losses occurring in periods prior to the effective date of such change.
     We estimate the date of payment for the subordinated debentures based on their contractual maturities. The debentures are redeemable at our option, at par, as discussed in Note 7 - Subordinated Debentures. The subordinated debentures carry interest rates that vary based upon the three-month LIBOR rate and adjust quarterly. Based upon the interest rates in effect as of June 30, 2010, our annual interest cost associated with the subordinated debentures is approximately $634,000. For every 1% change in the three-month LIBOR rate, the effect on our annual interest cost would be approximately $150,000.
     On February 23, 2009, our board of directors authorized a share repurchase program, pursuant to which we may purchase up to 300,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the applicable SEC rules and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the three months ended June 30, 2010 and 2009, respectively. We purchased 9,702 and no shares of our Class A common stock under this program during the six months ended June 30, 2010 and 2009, respectively. We have purchased a total of 17,371 shares of our Class A common stock under this program through June 30, 2010.

     On July 15, 2010, our board of directors declared quarterly cash dividends of 11.5 cents per share for our Class A common stock and 10.25 cents per share for our Class B common stock, payable August 16, 2010 to stockholders of record as of the close of business on August 2, 2010. There are no regulatory restrictions on our payment of dividends to our stockholders, although there are state law restrictions on the payment of annual dividends greater than 10% of statutory surplus by our insurance subsidiaries to us. Our insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis and require prior approval of the applicable domiciliary insurance regulatory authorities for dividends in excess of 10% of statutory surplus. Our insurance subsidiaries are subject to risk-based capital (“RBC”) requirements. At December 31, 2009, our insurance subsidiaries’ capital levels were each substantially above the applicable RBC requirements. At January 1, 2010, amounts available for distribution as dividends to us from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities were $19.0 million from Atlantic States, $0 from Southern, $2.8 million from Le Mars, $3.9 million from Peninsula, and $584,431 from Sheboygan, all of which remained available at June 30, 2010.
     As of June 30, 2010, we had no material commitments for capital expenditures. We anticipate that our pending acquisitions of UNNF and MICO will close in the fourth quarter of 2010. We currently estimate that the cash purchase price of these acquisitions will total approximately $51 million, which we will derive from our existing internally generated funds, dividends from our insurance subsidiaries and draws under our line of credit.
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
     Our insurance subsidiaries provide property and casualty insurance coverages through independent insurance agencies. We bill the majority of this business directly to the insured, although a portion of our commercial business is billed through agents to whom our insurance subsidiaries extend credit in the normal course of business.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Our market risk generally represents the risk of gain or loss that may result from the potential change in the fair value of our investment portfolio as a result of fluctuations in prices and interest rates and, to a lesser extent, our debt obligations. We manage our interest rate risk by maintaining an appropriate relationship between the average duration of our investment portfolio and the approximate duration of our liabilities, i.e., policy claims of our insurance subsidiaries and debt obligations.
     Our investment mix has shifted slightly due to a shift from lower-yielding short-term investments to fixed maturity investments during 2010. We have maintained approximately the same duration of our investment portfolio to our liabilities from December 31, 2009 to June 30, 2010.
     There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2009 through June 30, 2010.
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
Item 4T. Controls and Procedures.
     Not applicable.

Part II. Other Information
Item 1. Legal Proceedings.
     None.
Item 1A. Risk Factors.
     Our business, results of operations and financial condition, and, therefore, the value of our Class A common stock and Class B common stock, are subject to a number of risks. For a description of certain risks, we refer to “Risk Factors” in our 2009 Annual Report on Form 10-K filed with the SEC on March 11, 2010. There have been no material changes in the risk factors disclosed in that Form 10-K Report during the six months ended June 30, 2010.
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

DONEGAL GROUP INC.
August 9, 2010	By:	/s/ Donald H. Nikolaus
Donald H. Nikolaus, President
and Chief Executive Officer

August 9, 2010	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Senior Vice President
and Chief Financial Officer