Form 10-Q
period 2010-09-30
DONEGAL GROUP INC
filed 2010-11-09
CIK 800457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,994,226 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on October 31, 2010.

Part I. Financial Information
Item 1. Financial Statements.
Donegal Group Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets

Investments
Fixed maturities
Held to maturity, at amortized cost	$66,005,469	$73,807,126
Available for sale, at fair value	563,276,871	517,703,672
Equity securities, available for sale, at fair value	12,714,676	9,914,626
Investments in affiliates	9,183,620	9,309,347
Short-term investments, at cost, which approximates fair value	28,631,483	56,100,415

Total investments	679,812,119	666,835,186
Cash	12,729,268	12,923,898
Accrued investment income	6,420,863	6,202,710
Premiums receivable	71,950,432	61,187,021
Reinsurance receivable	95,514,905	84,670,009
Deferred policy acquisition costs	34,843,612	32,844,179
Deferred tax asset, net	1,552,566	5,086,949
Prepaid reinsurance premiums	64,497,515	56,040,728
Property and equipment, net	6,326,177	6,592,223
Accounts receivable — securities	350,016	588,292
Federal income taxes recoverable	—	663,047
Other	2,104,526	1,967,685

Total assets	$976,101,999	$935,601,927

Liabilities and Stockholders’ Equity

Liabilities
Unpaid losses and loss expenses	$278,635,509	$263,598,844
Unearned premiums	268,150,466	241,821,419
Accrued expenses	9,699,243	10,578,695
Reinsurance balances payable	2,989,619	2,561,426
Federal income taxes payable	695,654	—
Cash dividends declared to stockholders	—	2,798,378
Subordinated debentures	15,465,000	15,465,000
Accounts payable — securities	1,553,931	6,828,873
Due to affiliate	893,040	3,813,294
Drafts payable	1,560,506	884,993
Other	1,683,525	1,745,306

Total liabilities	581,326,493	550,096,228

Stockholders’ Equity
Preferred stock, $1.00 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 30,000,000 shares, issued 20,628,243 and 20,569,930 shares and outstanding 19,965,942 and 19,917,331 shares	206,283	205,700
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	166,684,631	164,585,214
Accumulated other comprehensive income	22,473,601	15,007,044
Retained earnings	214,604,432	214,755,495
Treasury stock	(9,249,933)	(9,104,246)

Total stockholders’ equity	394,775,506	385,505,699

Total liabilities and stockholders’ equity	$976,101,999	$935,601,927

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,
	2010	2009
Revenues:
Net premiums earned	$94,948,843	$87,997,723
Investment income, net of investment expenses	4,709,458	5,107,356
Net realized investment gains	2,460,462	189,230
Lease income	231,905	232,762
Installment payment fees	1,399,650	1,349,016
Other income	—	6,080

Total revenues	103,750,318	94,882,167

Expenses:
Net losses and loss expenses	67,401,697	58,609,247
Amortization of deferred policy acquisition costs	16,388,000	14,791,000
Other underwriting expenses	14,019,279	13,344,369
Policyholder dividends	220,536	251,573
Interest	183,616	185,315
Other expenses	502,279	335,410

Total expenses	98,715,407	87,516,914

Income before income tax expense	5,034,911	7,365,253
Income tax expense	125,032	620,402

Net income	$4,909,879	$6,744,851

Earnings per common share:
Class A common stock — basic	$0.20	$0.27

Class A common stock — diluted	$0.20	$0.27

Class B common stock — basic and diluted	$0.18	$0.24

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,
	2010	2009
Net income	$4,909,879	$6,744,851
Other comprehensive income, net of tax
Unrealized income on securities:
Unrealized holding income during the period, net of income tax	6,469,008	16,163,607
Reclassification adjustment, net of income tax	(1,623,905)	(122,999)

Other comprehensive income	4,845,103	16,040,608

Comprehensive income	$9,754,982	$22,785,459

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Revenues:
Net premiums earned	$279,323,348	$263,887,611
Investment income, net of investment expenses	14,608,439	15,731,106
Net realized investment gains	4,447,065	893,225
Lease income	687,902	689,096
Installment payment fees	4,059,766	3,957,392
Other income	—	48,771

Total revenues	303,126,520	285,207,201

Expenses:
Net losses and loss expenses	203,892,799	186,461,543
Amortization of deferred policy acquisition costs	48,549,000	44,158,000
Other underwriting expenses	40,834,990	38,548,332
Policyholder dividends	465,319	586,784
Interest	537,309	1,588,560
Other expenses	1,665,778	1,152,946

Total expenses	295,945,195	272,496,165

Income before income tax expense	7,181,325	12,711,036
Income tax expense	296,960	1,408,757

Net income	$6,884,365	$11,302,279

Earnings per common share:
Class A common stock — basic	$0.28	$0.45

Class A common stock — diluted	$0.28	$0.45

Class B common stock — basic and diluted	$0.25	$0.41

Consolidated Statements of Comprehensive Income (Unaudited)
	Nine Months Ended September 30,
	2010	2009
Net income	$6,884,365	$11,302,279
Other comprehensive income, net of tax
Unrealized income on securities:
Unrealized holding income during the period, net of income tax	10,401,620	22,084,037
Reclassification adjustment, net of income tax	(2,935,063)	(580,596)

Other comprehensive income	7,466,557	21,503,441

Comprehensive income	$14,350,922	$32,805,720

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)
Nine Months Ended September 30, 2010

						Accumulated
					Additional	Other			Total
					Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Capital	Income	Earnings	Stock	Equity
Balance, December 31, 2009	20,569,930	5,649,240	$205,700	$56,492	$164,585,214	$15,007,044	$214,755,495	$(9,104,246)	$385,505,699

Issuance of common stock (stock compensation plans)	58,313		583		799,921				800,504

Net income							6,884,365		6,884,365

Cash dividends declared							(5,735,932)		(5,735,932)

Grant of stock options					1,299,496		(1,299,496)		—

Repurchase of treasury stock								(145,687)	(145,687)

Other comprehensive income						7,466,557			7,466,557

Balance, September 30, 2010	20,628,243	5,649,240	$206,283	$56,492	$166,684,631	$22,473,601	$214,604,432	$(9,249,933)	$394,775,506

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities:
Net income	$6,884,365	$11,302,279

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,054,392	1,961,738
Net realized investment gains	(4,447,065)	(893,225)
Equity loss (income)	292,742	(48,771)
Changes in assets and liabilities:
Losses and loss expenses	15,036,665	11,222,678
Unearned premiums	26,329,047	18,145,206
Premiums receivable	(10,763,411)	(8,171,563)
Deferred acquisition costs	(1,999,433)	(2,242,635)
Deferred income taxes	(486,071)	(66,092)
Reinsurance receivable	(10,844,896)	(5,246,931)
Prepaid reinsurance premiums	(8,456,787)	(6,824,930)
Accrued investment income	(218,153)	338,405
Due to affiliate	(2,920,254)	(2,345,677)
Reinsurance balances payable	428,193	1,991,578
Current income taxes	1,358,701	2,264,731
Accrued expenses	(879,452)	(3,487,075)
Other, net	476,909	1,018,363

Net adjustments	4,961,127	7,615,800

Net cash provided by operating activities	11,845,492	18,918,079

Cash Flows from Investing Activities:
Purchases of fixed maturities:
Available for sale	(152,968,758)	(93,510,595)
Purchases of equity securities, available for sale	(44,168,645)	(25,815,019)
Maturity of fixed maturities:
Held to maturity	7,503,370	20,981,616
Available for sale	53,870,605	30,353,892
Sales of fixed maturities:
Available for sale	62,607,346	12,121,541
Sales of equity securities, available for sale	42,088,169	25,847,613
Payments to Sheboygan policyholders	—	(5,676,678)
Net increase in investment in affiliates	—	(50,000)
Net purchases of property and equipment	(561,648)	(826,047)
Net sales of short-term investments	27,468,932	32,103,338

Net cash used in investing activities	(4,160,629)	(4,470,339)

Cash Flows from Financing Activities:
Cash dividends paid	(8,534,310)	(8,197,741)
Issuance of common stock	800,504	934,653
Purchase of treasury stock	(145,687)	(198,879)

Net cash used in financing activities	(7,879,493)	(7,461,967)

Net (decrease) increase in cash	(194,630)	6,985,773
Cash at beginning of period	12,923,898	1,830,954

Cash at end of period	$12,729,268	$8,816,727

Cash paid during period — Interest	$517,038	$675,193
Net cash received during period — Taxes	$(600,000)	$(792,582)
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
     At September 30, 2010, Donegal Mutual held approximately 42% of our outstanding Class A common stock and approximately 75% of our outstanding Class B common stock.
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
     On February 23, 2009, our board of directors authorized a share repurchase program, pursuant to which we may purchase up to 300,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable SEC rules and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the three months ended September 30, 2010 and 2009, respectively. We purchased 9,702 and no shares of our Class A common stock under this program during the nine months ended September 30, 2010 and 2009, respectively. We have purchased a total of 17,371 shares of our Class A common stock under this program through September 30, 2010.
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
     In April 2010, DFSC and certain of its affiliates, including Donegal Mutual and us, and Union National Financial Corporation (“UNNF”) executed an agreement pursuant to which DFSC and UNNF would merge, with DFSC as the surviving company in the merger. The merger is subject to a number of conditions, including the approval of various federal bank regulatory agencies. Under the agreement, Province Bank FSB, which DFSC owns, and Union National Community Bank, which UNNF owns, would also merge. The combined bank would have total assets of approximately $600 million and would have 13 branch locations in Lancaster County, Pennsylvania. The companies expect to complete the mergers in the fourth quarter of

2010. Following the mergers, we expect to continue using the equity method of accounting for our investment in DFSC. Under the equity method, we record our investment at cost, with adjustments for our share of DFSC’s earnings and losses as well as changes in DFSC’s equity due to unrealized gains and losses.
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
2 — Basis of Presentation
     Our financial information for the interim periods included in this Form 10-Q Report is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of our management, are necessary for a fair presentation of our financial position, results of operations and cash flows for those interim periods. Our results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results of operations we expect for the year ending December 31, 2010.
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
For the Three Months Ended September 30:

	2010		2009
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic and diluted net income per share:
Numerator:
Allocation of net income	$3,925	$985	$5,386	$1,359

Denominator:
Weighted-average shares outstanding	19,965,942	5,576,775	19,905,174	5,576,775

Basic and diluted net income per share	$0.20	$0.18	$0.27	$0.24

For the Nine Months Ended September 30:

	2010		2009
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic and diluted net income per share:
Numerator:
Allocation of net income	$5,508	$1,376	$9,028	$2,274

Denominator:
Weighted-average shares outstanding	19,950,170	5,576,775	19,895,840	5,576,775

Basic and diluted net income per share	$0.28	$0.25	$0.45	$0.41

We did not include outstanding options to purchase the following number of shares of Class A common stock in our computation of diluted earnings per share because the exercise price of the options was greater than the average market price during the period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Number of shares excluded	4,005,667	3,395,264	4,005,667	3,423,432

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
     We made no significant changes to our third-party reinsurance or the reinsurance agreements between our insurance subsidiaries and Donegal Mutual during the nine months ended September 30, 2010.

5 — Investments
     The amortized cost and estimated fair values of our fixed maturities and equity securities at September 30, 2010 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Held to Maturity	Cost	Gains	Losses	Value
		(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,000	$97	$—	$1,097
Obligations of states and political subdivisions	59,949	4,095	—	64,044
Corporate securities	4,246	54	—	4,300
Residential mortgage-backed securities	810	40	—	850

Totals	$66,005	$4,286	$—	$70,291

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value
		(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$47,957	$808	$—	$48,765
Obligations of states and political subdivisions	359,404	21,916	235	381,085
Corporate securities	55,381	1,237	19	56,599
Residential mortgage-backed securities	74,432	2,450	54	76,828

Fixed maturities	537,174	26,411	308	563,277
Equity securities	7,429	6,181	895	12,715

Totals	$544,603	$32,592	$1,203	$575,992

     The amortized cost and estimated fair values of our fixed maturities and equity securities at December 31, 2009 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Held to Maturity	Cost	Gains	Losses	Value
		(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$2,000	$80	$—	$2,080
Obligations of states and political subdivisions	61,736	3,011	24	64,723
Corporate securities	6,243	72	13	6,302
Residential mortgage-backed securities	3,828	73	—	3,901

Totals	$73,807	$3,236	$37	$77,006

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value
		(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$41,061	$154	$585	$40,630
Obligations of states and political subdivisions	346,799	12,587	1,019	358,367
Corporate securities	26,972	866	72	27,766
Residential mortgage-backed securities	88,914	2,357	330	90,941

Fixed maturities	503,746	15,964	2,006	517,704
Equity securities	3,804	6,339	228	9,915

Totals	$507,550	$22,303	$2,234	$527,619

     The amortized cost and estimated fair value of our fixed maturities at September 30, 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
	Cost	Value
	(in thousands)
Held to maturity
Due in one year or less	$3,996	$4,050
Due after one year through five years	13,828	14,774
Due after five years through ten years	45,600	48,722
Due after ten years	1,771	1,895
Residential mortgage-backed securities	810	850

Total held to maturity	$66,005	$70,291

Available for sale
Due in one year or less	$11,945	$12,074
Due after one year through five years	92,738	95,990
Due after five years through ten years	128,570	134,649
Due after ten years	229,489	243,736
Residential mortgage-backed securities	74,432	76,828

Total available for sale	$537,174	$563,277

Gross realized gains and losses from investments before applicable income taxes are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Gross realized gains:
Fixed maturities	$2,050	$—	$3,681	$133
Equity securities	765	270	1,300	889

	$2,815	$270	$4,981	$1,022

Gross realized losses:
Fixed maturities	$355	$81	$534	$82
Equity securities	—	—	—	47

	355	81	534	129

Net realized gains	$2,460	$189	$4,447	$893

     We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at September 30, 2010 as follows:

	Less than 12 months		More than 12 months
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
		(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$—	$—	$—	$—
Obligations of states and political subdivisions	9,150	214	2,995	21
Corporate securities	2,810	12	746	7
Residential mortgage-backed securities	2,905	54	—	—
Equity securites	4,486	895	—	—

Totals	$19,351	$1,175	$3,741	$28

     We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at December 31, 2009 as follows:

	Less than 12 months		More than 12 months
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
		(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$26,704	$585	$—	$—
Obligations of states and political subdivisions	17,971	257	29,582	787
Corporate securities	1,284	24	667	62
Residential mortgage-backed securities	23,514	329	478	—
Equity securites	2,140	227	—	—

Totals	$71,613	$1,422	$30,727	$849

     Of our total fixed maturity securities with an unrealized loss at September 30, 2010, we classified 19 securities with a fair value of $18.3 million and an unrealized loss of $308,487 as available-for-sale and carried them at fair value on our balance sheet.
     Of our total fixed maturity securities with an unrealized loss at December 31, 2009, we classified 70 securities with a fair value of $97.9 million and an unrealized loss of $2.0 million as available-for-sale and carried them at fair value on our balance sheet, while we classified three securities with a fair value of $2.3 million and an unrealized loss of $37,097 as held-to-maturity on our balance sheet and carried them at amortized cost.
     We have no direct exposure to sub-prime residential mortgage-backed securities and hold no collateralized debt obligations. Substantially all of the unrealized losses in our fixed maturity investment portfolio have resulted from general market conditions and the related impact on our fixed maturity investment valuations. We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, when we consider the decline in value of an individual investment to be other than temporary, we write the investment down to its fair value, and we reflect the amount of the write-down as a realized loss in our results of operations. We individually monitor all investments for other-than-temporary declines in value. Generally, if an individual equity security has depreciated in value by more than 20% of original cost, and has been in such an unrealized loss position for more than six months, we assume there has been an other-than-temporary decline in value. We held six equity securities that were in an unrealized loss position at September 30, 2010. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we consider these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the security prior to recovery. If it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. To determine whether a credit loss has occurred, we compare the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider a credit loss to have occurred. If we consider a credit loss to have occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including the fair value of the investment being significantly below its cost, whether the financial condition of the issuer of the security is deteriorating, the occurrence of industry, company and geographic events that have negatively impacted the value of the security and rating agency downgrades. We determined that no investments with fair values below cost had declined on an other-than-temporary basis during the first nine months of 2010 and 2009, respectively.
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
6 — Segment Information
     We evaluate the performance of our personal lines and commercial lines segments based upon the underwriting results of our insurance subsidiaries using statutory accounting principles prescribed or permitted by various state insurance departments (“SAP”). Our management uses SAP to measure the performance of our insurance subsidiaries instead of GAAP. Financial data by segment is as follows:

	Three Months Ended
	September 30,
	2010	2009
	(in thousands)
Revenues:
Premiums earned
Commercial lines	$29,436	$27,520
Personal lines	65,513	60,546

Net premiums earned	94,949	88,066
GAAP adjustments	—	(62)

GAAP premiums earned	94,949	88,004
Net investment income	4,709	5,107
Realized investment gains	2,460	189
Other	1,632	1,582

Total revenues	$103,750	$94,882

Income before income taxes:
Underwriting income (loss):
Commercial lines	$1,819	$4,410
Personal lines	(5,906)	(4,040)

SAP underwriting (loss) income	(4,087)	370
GAAP adjustments	1,006	632

GAAP underwriting (loss) income	(3,081)	1,002
Net investment income	4,709	5,107
Realized investment gains	2,460	189
Other	947	1,067

Income before income taxes	$5,035	$7,365

	Nine Months Ended
	September 30,
	2010	2009
	(in thousands)
Revenues:
Premiums earned
Commercial lines	$86,027	$84,844
Personal lines	193,324	179,557

Net premiums earned	279,351	264,401
GAAP adjustments	(28)	(464)

GAAP premiums earned	279,323	263,937
Net investment income	14,608	15,731
Realized investment gains	4,447	893
Other	4,749	4,646

Total revenues	$303,127	$285,207

Income before income taxes:
Underwriting income (loss):
Commercial lines	$1,058	$6,431
Personal lines	(18,173)	(14,269)

SAP underwriting loss	(17,115)	(7,838)
GAAP adjustments	2,696	1,971

GAAP underwriting loss	(14,419)	(5,867)
Net investment income	14,608	15,731
Realized investment gains	4,447	893
Other	2,545	1,954

Income before income taxes	$7,181	$12,711

7 — Subordinated Debentures
     On October 29, 2003, we received $10.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on October 29, 2033 and are callable at our option, at par. The debentures carry an interest rate equal to the three-month LIBOR rate plus 3.85%, which is adjustable quarterly. At September 30, 2010, the interest rate on the debentures was 4.33%.
     On May 24, 2004, we received $5.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on May 24, 2034 and are callable at our option, at par. The debentures carry an interest rate equal to the three-month LIBOR rate plus 3.85%, which is adjustable quarterly. At September 30, 2010, the interest rate on the debentures was 4.18%.
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
     Compensation expense related to our stock compensation plans was immaterial for the three and nine months ended September 30, 2010 and 2009. As of September 30, 2010, our total unrecognized compensation cost related to nonvested share-based compensation granted under our stock compensation plans was $303,607. We expect to recognize this cost over a weighted average period of 2.1 years.
     We account for share-based compensation to employees and directors of Donegal Mutual as share-based compensation to employees of a controlling entity. As such, we measure the fair value of the award at the grant date and recognize the fair value as a dividend to Donegal Mutual. This accounting applies to options we grant to employees and directors of Donegal Mutual, the employer of a majority of the employees that provide services to us. We recorded implied dividends of $1.3 million and $30,068 for the three months ended September 30, 2010 and 2009, respectively. We recorded implied dividends of $1.3 million and $62,991 for the nine months ended September 30, 2010 and 2009, respectively.
     We received no cash from option exercises under all stock option compensation plans for the nine months ended September 30, 2010 and 2009. We realized no tax benefits for tax deductions from option exercises for the nine months ended September 30, 2010 and 2009.
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
     For investments that have quoted market prices in active markets, we use the quoted market price as fair value and include these investments in Level 1 of the fair value hierarchy. We classify publicly traded equity securities as Level 1. When quoted market prices in active markets are not available, we base fair values on quoted market prices of comparable instruments or broker quotes we obtain from independent pricing services through a bank trustee. We classify our fixed maturity investments as Level 2. Our fixed maturity investments consist of U.S. Treasury securities and obligations of U.S, government corporations and agencies, obligations of states and political subdivisions, corporate securities and residential mortgage-backed securities. During the first nine months of 2010, we classified one equity security as Level 3. We utilized a fair value model that incorporated significant other unobservable inputs, such as estimated volatility, to estimate the equity security’s fair value. Pursuant to terms of an initial public offering, we are restricted from selling this security for a specified period, and the fair value we determined as of September 30, 2010 reflects this restriction. During the first nine months of 2010, we recorded an unrealized loss of $171,891 related to this security in other comprehensive income.
     We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount we could realize if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values for our fixed maturity and equity investments. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements using proprietary pricing applications, which include available relevant market information, benchmark yields, sector curves and matrix pricing. The pricing services do not use broker quotes in determining the fair values of our investments. We review the estimates of fair value the pricing services provide to determine if the estimates obtained are representative of fair values based upon our general knowledge of the market, our research findings related to unusual fluctuations in value and our comparison of such values to execution prices for similar securities. As of September 30, 2010 and December 31, 2009, we received one estimate per security from one of the pricing services, and we priced all but an insignificant amount of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided as of September 30, 2010 and December 31, 2009, we did not identify any discrepancies, and we did not make any adjustments to the estimates the pricing services provided.
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

     We evaluate our assets and liabilities on a recurring basis to determine the appropriate level at which to classify them for each reporting period. The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities as of September 30, 2010:

		Fair Value Measurements Using
		Quoted
		Prices in Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$48,765	$—	$48,765	$—
Obligations of states and political subdivisions	381,085	—	381,085	—
Corporate securities	56,599	—	56,599	—
Residential mortgage-backed securities	76,828	—	76,828	—
Equity securities	12,715	5,363	1,292	6,060

Totals	$575,992	$5,363	$564,569	$6,060

     We did not have any transfers between Levels 1 and 2 during the quarter ended September 30, 2010.
     The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities as of December 31, 2009:

		Fair Value Measurements Using
		Quoted
		Prices in Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$40,630	$—	$40,630	$—
Obligations of states and political subdivisions	358,367	—	358,367	—
Corporate securities	27,766	—	27,766	—
Residential mortgage-backed securities	90,941	—	90,941	—
Equity securities	9,915	2,426	1,257	6,232

Totals	$527,619	$2,426	$518,961	$6,232

          The following table presents a roll forward of the significant unobservable inputs for our Level 3 securities for the three months ended September 30, 2010 and 2009, respectively:

	2010	2009
	(in thousands)
Balance, June 30	$6,326	$—
Transfer to Level 3	—	4,960
Net unrealized loss	(266)	—

Balance, September 30	$6,060	$4,960

     The following table presents a roll forward of the significant unobservable inputs for our Level 3 securities for the nine months ended September 30, 2010 and 2009, respectively:

	2010	2009
	(in thousands)
Balance, January 1	$6,232	$—
Transfer to Level 3	—	4,960
Net unrealized loss	(172)	—

Balance, September 30	$6,060	$4,960

10 — Income Taxes
     As of September 30, 2010 and December 31, 2009, respectively, we had no material unrecognized tax benefits or accrued interest and penalties. The Internal Revenue Service examined our 2006 federal tax return and made no adjustments to the taxes we had reported. Tax years 2007, 2008 and 2009 remained open for examination as of September 30, 2010.
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
          In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends ASC subtopic 820-10 by requiring new, and clarifying existing, fair value disclosures. ASU 2010-06 is effective for the interim period ended March 31, 2010, except for certain new Level 3 roll forward disclosures, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We have included herein the disclosures ASU 2010-06 requires for the first nine months of 2010, and we will include the Level 3 roll forward disclosures ASU 2010-06 requires for fiscal years and interim periods beginning after December 31, 2010.
          In October 2010, the FASB issued updated guidance to address the diversity in practice for the accounting for costs associated with acquiring or renewing insurance contracts. This guidance modifies the definition of acquisition costs to specify that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. If application of this guidance would result in the capitalization of acquisition costs that a reporting entity had not previously capitalized, the entity may elect not to capitalize those costs. The updated guidance is effective for periods ending after December 15, 2011. We do not expect the adoption of this guidance to have a material impact on our financial position or results of operations.

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

Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at September 30, 2010. For every 1% change in our estimate of our insurance subsidiaries’ liability for unpaid losses and loss expenses, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $1.9 million.
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
     Excluding the impact of severe weather events, our insurance subsidiaries have noted slight downward trends in the number of claims incurred and the number of claims outstanding at period ends relative to their premium base in recent years across most of their lines of business. However, the amount of the average claim outstanding has increased gradually over the past several years as the property and casualty insurance industry has experienced increased litigation trends, periods in which economic conditions have extended the estimated length of disabilities, increased medical loss cost trends and a general slowing of settlement rates in litigated claims. We may make adjustments in the future to reflect subsequent developments. However, on the basis of our insurance subsidiaries’ internal procedures, which analyze, among other things, their prior assumptions, their experience with similar cases and historical trends such as reserving patterns, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes, we believe that our insurance subsidiaries have made adequate provision for their liabilities for unpaid losses and loss expenses as of September 30, 2010.
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

     In addition, Donegal Mutual and our insurance subsidiaries, operating together as the Donegal Insurance Group, share a combined business plan to achieve market penetration and underwriting profitability objectives. The products our insurance subsidiaries and Donegal Mutual offer are generally complementary, thereby allowing Donegal Insurance Group to offer a broader range of products to a given market and to expand Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account. Distinctions within the products of Donegal Mutual and our insurance subsidiaries generally relate to specific risk profiles targeted within similar classes of business, such as preferred tier products compared to standard tier products, but we do not allocate all of the standard risk gradients to one company. Therefore, the underwriting profitability of the business directly written by the individual companies will vary. However, because the pool homogenizes the risk characteristics of all business written directly by Donegal Mutual and Atlantic States and each company shares the results according to each company’s participation percentage, each company realizes its percentage share of the underwriting results of the pool. Our insurance subsidiaries’ unpaid liability for losses and loss expenses by major line of business as of September 30, 2010 and December 31, 2009 consisted of the following:

	September 30,	December 31,
	2010	2009
	(in thousands)
Commercial lines:
Automobile	$20,437	$21,465
Workers’ compensation	40,835	38,092
Commercial mult-peril	32,234	30,640
Other	2,235	1,886

Total commercial lines	95,741	92,083

Personal lines:
Automobile	$72,537	$70,019
Homeowners	15,034	16,312
Other	1,721	1,848

Total personal lines	89,292	88,179

Total commercial and personal lines	185,033	180,262
Plus reinsurance recoverable	93,603	83,337

Total liability for unpaid losses and loss expenses	$278,636	$263,599

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

	Adjusted Loss and
Percentage	Loss Expense		Adjusted Loss and
Change in Loss	Reserves Net of	Percentage Change	Loss Expense	Percentage Change
and Loss Expense	Reinsurance as of	in Stockholders’ Equity as of	Reserves Net of	in Stockholders’ Equity as of
Reserves Net of	September 30,	September 30,	Reinsurance as of	December 31,
Reinsurance	2010	2010(1)	December 31, 2009	2009(1)
(dollars in thousands)
(10.0)%	$166,530	3.0%	$162,236	3.0%
(7.5)	171,156	2.3	166,742	2.3
(5.0)	175,781	1.5	171,249	1.5
(2.5)	180,407	0.8	175,755	0.8
Base	185,033	—	180,262	—
2.5	189,659	-0.8	184,769	-0.8
5.0	194,285	-1.5	189,275	-1.5
7.5	198,910	-2.3	193,782	-2.3
10.0	203,536	-3.0	198,288	-3.0

(1)	Net of income tax effect.

Statutory Combined Ratios
     We evaluate our insurance operations by monitoring certain key measures of growth and profitability. In addition to using GAAP-based performance measurements, we also utilize certain non-GAAP financial measures that we believe are valuable in managing our business and for comparison to our peers. These non-GAAP measures are underwriting (loss) income, combined ratio and net premiums written. An insurance company’s statutory combined ratio is a standard measure of underwriting profitability. This ratio is the sum of the ratio of calendar-year incurred losses and loss expenses to premiums earned; the ratio of expenses incurred for commissions, premium taxes and underwriting expenses to premium written and the ratio of dividends to policyholders to premiums earned. The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. A ratio of less than 100 percent generally indicates underwriting profitability. The statutory combined ratio differs from the GAAP combined ratio. In calculating the GAAP combined ratio, installment payment fees are not deducted from incurred expenses, and the expense ratio is based on premiums earned instead of premiums written. The following table sets forth our insurance subsidiaries’ statutory combined ratios by major line of business for the three and nine months ended September 30, 2010 and 2009:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Commercial lines:
Automobile	88.2%	89.4%	89.4%	89.5%
Workers’ compensation	108.4	76.1	99.6	94.3
Commercial multi-peril	85.2	83.6	101.1	92.3
Other	51.0	38.3	37.4	31.5
Total commercial lines	91.3	81.9	95.1	90.0

Personal lines:
Automobile	101.2	103.7	100.5	101.9
Homeowners	111.8	101.9	118.5	114.8
Other	105.0	90.5	104.6	89.4
Total personal lines	104.8	102.6	106.3	105.1

Total commercial and personal lines	100.7	96.2	102.8	100.3
Investments
     We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, when we consider the decline in value of an individual investment to be other than temporary, we write down the investment to its fair value, and we reflect the amount of the write-down as a realized loss in our results of operations. We individually monitor all investments for other-than-temporary declines in value. Generally, if an individual equity security has depreciated in value by more than 20% of original cost, and has been in such an unrealized loss position for more than six months, we assume there has been an other-than-temporary decline in value. We held six equity securities that were in an unrealized loss position at September 30, 2010. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we consider these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the security prior to recovery. If it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. To determine whether a credit loss has occurred, we compare the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider a credit loss to have occurred. If we consider that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including the fair value of the investment being significantly below its cost, whether the financial condition of the issuer of a security is deteriorating, the occurrence of industry, company and geographic events that have negatively impacted the value of a security and rating agency downgrades. We determined that no investments with a fair value below cost had declined on an other-than-temporary basis during the first nine months of 2010 and 2009, respectively.
     We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if the security was sold in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values for our fixed maturity and equity investments. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements using proprietary pricing applications, which include available relevant market information, benchmark yields, sector curves and matrix pricing. The pricing services do not use broker quotes in determining the fair values of our investments. We review the estimates of fair value the pricing services provide to determine if the estimates obtained are representative of market prices based upon our general knowledge of the market, our research findings related to unusual fluctuations in value and our comparison of such values to execution prices for similar securities. As of September 30, 2010 and December 31, 2009, we received one estimate per security from one of the pricing services, and we priced all but an insignificant amount of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided as of September 30, 2010 and December 31, 2009, we did not identify any discrepancies, and we did not make any adjustments to the fair value estimates the pricing services provided. We classified one equity security as Level 3 as of September 30, 2010, as described in Footnote 9 to the Notes to Consolidated Financial Statements. We utilized a fair value model that incorporated significant other unobservable inputs, such as estimated volatility, to estimate the equity security’s fair value. Pursuant to terms of an initial public offering, we are restricted from selling this security for a specified period, and the fair value we determined as of September 30, 2010 reflects this restriction.
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
Results of Operations — Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
          Net Premiums Written. Our insurance subsidiaries’ net premiums written for the three months ended September 30, 2010 were $101.9 million, an increase of $8.3 million, or 8.8%, from the $93.6 million of net premiums written for the comparable period in 2009. Personal lines net premiums written increased $5.6 million, or 8.4%, for the third quarter of 2010 compared to the comparable period in 2009. The increase was attributable to $2.2 million of additional personal lines premiums received from the pooling agreement as a result of Donegal Mutual’s affiliation with Southern Mutual, as well as increased writings in the personal automobile and homeowners lines of business. Commercial lines net premiums written increased $2.7 million, or 10.1%, for the third quarter of 2010 compared to the comparable period in 2009 due to increased writings in the commercial automobile, commercial multi-peril and workers’ compensation lines of business.
          Net Premiums Earned. Our insurance subsidiaries’ net premiums earned were $94.9 million, an increase of $6.9 million, or 7.8%, compared to $88.0 million for the third quarter of 2009. Our insurance subsidiaries earn premiums and recognize them as revenue over the terms of their policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding 12 month period compared to the comparable period one year earlier.

          Investment Income. For the three months ended September 30, 2010, our net investment income decreased to $4.7 million, compared to $5.1 million for the comparable period one year ago. An increase in our average invested assets from $647.0 million for the third quarter of 2009 to $676.0 million for the third quarter of 2010 was offset by a decrease in our annualized average rate of return to 2.8% in 2010, compared to 3.2% in 2009. Our annualized average rate of return on investments decreased primarily due to lower market interest rates over the past year.
          Net Realized Investment Gains. Net realized investment gains for the third quarter of 2010 were $2.5 million, compared to $189,230 for the comparable period in 2009. The increase in net realized investment gains arose primarily from strategic sales of fixed maturity and equity investments during the third quarter of 2010. We did not recognize any impairment losses during the third quarter of 2010 or 2009.
          Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, for the third quarter of 2010 was 71.0%, an increase from our 66.6% loss ratio for the third quarter of 2009. Our insurance subsidiaries incurred weather-related losses of approximately $9.9 million after reinsurance during the third quarter of 2010, primarily related to a number of wind and hail events in the Mid-Atlantic and Midwestern regions, compared to approximately $5.9 million during the third quarter of 2009. Our insurance subsidiaries incurred fire losses of approximately $4.5 million during the third quarter of 2010, compared to approximately $2.0 million during the third quarter of 2009. Our insurance subsidiaries’ loss ratio was also impacted by an increase in casualty claim severity during the third quarter of 2010 compared to the third quarter of 2009. Our insurance subsidiaries recognized a decrease in their liability for losses and loss expenses of prior years of approximately $800,000 in the third quarter of 2010, compared to an increase of approximately $1.6 million in the third quarter of 2009. Our insurance subsidiaries’ commercial lines loss ratio increased to 63.2% for the third quarter of 2010, compared to 52.7% for the third quarter of 2009, primarily due to increases in the commercial multi-peril and workers’ compensation loss ratios. The personal lines loss ratio increased to 74.5% for the third quarter of 2010, compared to 72.0% for the third quarter of 2009, primarily due to increases in the homeowners loss ratio.
          Underwriting Expenses. Our insurance subsidiaries’ expense ratio, which is the ratio of policy acquisition costs and other underwriting expenses to premiums earned, for the third quarters of 2010 and 2009 was 32.0%. The expense ratio for both periods reflected decreased expenses incurred for underwriting-based incentive compensation costs as a result of our higher loss ratios.
          Combined Ratio. Our insurance subsidiaries’ combined ratio was 103.2% and 98.9% for the three months ended September 30, 2010 and 2009, respectively. The combined ratio represents the sum of the loss ratio, expense ratio and dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned. The increase in the combined ratio was attributable to an increase in the loss ratio.
          Interest Expense. Interest expense for the third quarter of 2010 was $183,616, compared to $185,315 for the third quarter of 2009. The slightly lower interest expense in the 2010 period reflected a decrease in average interest rates on our subordinated debentures for the third quarter of 2010 compared to the comparable period in 2009.
          Income Taxes. Income tax expense was $125,032 for the third quarter of 2010, representing an effective tax rate of 2.5%, compared to $620,402 for the third quarter of 2009, representing an effective tax rate of 8.4%. Effective tax rates in both periods represented estimates based on projected annual taxable income, with the decrease in 2010 attributable to tax-exempt interest representing a larger proportion of our income before taxes.
          Net Income and Earnings Per Share. Our net income for the third quarter of 2010 was $4.9 million, or $.20 per share of Class A common stock and $.18 per share of Class B common stock, compared to net income of $6.7 million, or $.27 per share of Class A common stock and $.24 per share of Class B common stock, for the third quarter of 2009. We had 20.0 million and 19.9 million shares of our Class A shares outstanding for the third quarters of 2010 and 2009, respectively. We had 5.6 million Class B shares outstanding for both periods.

Results of Operations — Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
          Net Premiums Written. Our insurance subsidiaries’ net premiums written for the nine months ended September 30, 2010 were $297.2 million, an increase of $22.0 million, or 8.0%, from the $275.2 million of net premiums written for the comparable period in 2009. Personal lines net premiums written increased $14.0 million, or 7.4%, for the first nine months of 2010 compared to the comparable period in 2009. We attribute the increase to $7.0 million of additional personal lines premiums received from the pooling agreement as a result of Donegal Mutual’s affiliation with Southern Mutual, as well as increased writings in the personal automobile and homeowners lines of business. Commercial lines net premiums written increased $8.0 million, or 9.2%, for the first nine months of 2010 compared to the comparable period in 2009 due to increased writings in the commercial automobile, commercial multi-peril and workers’ compensation lines of business.
          Net Premiums Earned. Our insurance subsidiaries’ net premiums earned were $279.3 million, an increase of $15.4 million, or 5.8%, compared to $263.9 million for the first nine months of 2009. Our insurance subsidiaries earn premiums and recognize them as revenue over the terms of their policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding 12 month period compared to the comparable period one year earlier.
          Investment Income. For the nine months ended September 30, 2010, our net investment income decreased to $14.6 million, compared to $15.7 million for the comparable period one year ago. An increase in our average invested assets from $647.7 million for the first nine months of 2009 to $673.3 million for the first nine months of 2010 was offset by a decrease in our annualized average rate of return to 2.9% in 2010, compared to 3.2% in 2009. Our annualized average rate of return on investments decreased primarily due to lower market interest rates over the past year.
          Net Realized Investment Gains. Net realized investment gains for the first nine months of 2010 were $4.4 million, compared to $893,225 for the comparable period in 2009. The increase in net realized gains was primarily attributable to strategic sales of fixed maturity and equity investments during the first nine months of 2010. We did not recognize any impairment losses during the first nine months of 2010 or 2009.
          Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, for the first nine months of 2010 was 73.0%, an increase from the 70.7% loss ratio for the first nine months of 2009. Our insurance subsidiaries incurred weather-related losses of approximately $29.0 million after reinsurance during the first nine months of 2010, primarily related to a number of wind and hail events in the Mid-Atlantic and Midwestern regions and two major winter storms in the Mid-Atlantic region, compared to approximately $21.5 million during the first nine months of 2009. Our insurance subsidiaries incurred fire losses of approximately $18.5 million during the first nine months of 2010, compared to approximately $12.5 million during the first nine months of 2009. Our insurance subsidiaries recognized a decrease in their liability for losses and loss expenses of prior years of approximately $700,000 in the first nine months of 2010, compared to an increase of approximately $8.4 million in the first nine months of 2009. Our insurance subsidiaries’ commercial lines loss ratio increased to 67.3% for the first nine months of 2010, compared to 61.5% for the first nine months of 2009, primarily due to increases in the commercial multi-peril and workers’ compensation loss ratios. The personal lines loss ratio increased to 75.7% for the first nine months of 2010, compared to 74.8% for the first nine months of 2009, primarily due to increases in the homeowners loss ratios.
          Underwriting Expenses. Our insurance subsidiaries’ expense ratio, which is the ratio of policy acquisition costs and other underwriting expenses to premiums earned, for the first nine months of 2010 was 32.0%, compared to 31.3% for the first nine months of 2009. The expense ratio for both periods reflected decreased expenses incurred for underwriting-based incentive compensation costs as a result of higher loss ratios.
          Combined Ratio. Our insurance subsidiaries’ combined ratio was 105.2% and 102.2% for the nine months ended September 30, 2010 and 2009, respectively. The combined ratio represents the sum of the loss ratio, expense ratio and dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned. The increase in the combined ratio is primarily due to an increase in the loss ratio.
          Interest Expense. Interest expense for the first nine months of 2010 was $537,309, compared to $1.6 million for the first nine months of 2009. The lower interest expense in the 2010 period reflected a decrease in average interest rates on our subordinated debentures for the first nine months of 2010 compared to the comparable period in 2009. Interest expense for the first nine months of 2009 included $974,000 related to interest and penalties on contested premium tax litigation paid during that period.
          Income Taxes. Income tax expense was $296,960 for the first nine months of 2010, representing an effective tax rate of 4.1%, compared to $1.4 million for the first nine months of 2009, representing an effective tax rate of 11.1%. Effective tax rates in both periods represented estimates based on projected annual taxable income, with the decrease in 2010 attributable to tax-exempt interest representing a larger proportion of income before taxes.
          Net Income and Earnings Per Share. Our net income for the first nine months of 2010 was $6.9 million, or $.28 per share of Class A common stock and $.25 per share of Class B common stock, compared to net income of $11.3 million, or $.45 per share of Class A common stock and $.41 per share of Class B common stock, reported for the first nine months of 2009. We had 20.0 million Class A shares outstanding for both periods. We had 5.6 million Class B shares outstanding for both periods.
Liquidity and Capital Resources
          Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as they arise. Our major sources of funds from operations are the net cash flows generated from our insurance subsidiaries’ underwriting results, investment income and maturing investments.
          We have historically generated sufficient net positive cash flow from our operations to fund our commitments and add to our investment portfolio, thereby increasing future investment returns. The impact of the pooling agreement between Donegal Mutual and Atlantic States has historically been cash flow positive because of the consistent underwriting profitability of the pool. We settle the pool monthly, thereby resulting in cash flows substantially similar to cash flows that would result from the underwriting of direct business. We have not experienced any unusual variations in the timing of claim payments associated with the loss reserves of our insurance subsidiaries. We maintain significant liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective, thereby providing an additional measure of liquidity to meet our obligations should an unexpected variation occur in the future. Net cash flows provided by operating activities in the first nine months of 2010 and 2009 were $11.8 million and $18.9 million, respectively, with the change in cash flows due primarily to increased claim payments during the first nine months of 2010.
          In June 2010, we renewed our existing credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a $35.0 million unsecured, revolving line of credit that will expire in September 2013. We may request a one-year extension of the credit agreement as of each anniversary date of the agreement. As of September 30, 2010, we had the ability to borrow $35.0 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus between 1.75% and 2.25%, depending on our leverage ratio. In October 2010, we requested and received approval of an increase in the credit amount to $60.0 million. We pay a fee of 0.2% per annum on the loan commitment amount regardless of usage. The credit agreement requires our compliance with certain covenants, which include minimum levels of our net worth, leverage ratio and statutory surplus and the A.M. Best ratings of our insurance subsidiaries. During the nine months ended September 30, 2010, we had no borrowings outstanding under the credit agreement, and we were in compliance with all requirements of the credit agreement.
          The following table shows our expected payments for significant contractual obligations as of September 30, 2010.

		Less than 1
	Total	year	1-3 years	4-5 years	After 5 years
	(in thousands)
Net liability for unpaid losses and loss expenses of our insurance subsidiaries	$185,033	$84,308	$83,365	$7,722	$9,638
Subordinated debentures	15,465	—	—	—	15,465

Total contractual obligations	$200,498	$84,308	$83,365	$7,722	$25,103

          We estimate the date of payment for the net liability for unpaid losses and loss expenses of our insurance subsidiaries based on historical experience and expectations of future payment patterns. The liability is shown net of reinsurance recoverable on unpaid losses and loss expenses to reflect expected future cash flows related to such liability. Amounts Atlantic States assumes pursuant to the pooling agreement with Donegal Mutual represent a substantial portion of our insurance subsidiaries’ gross liability for unpaid losses and loss expenses, and amounts Atlantic States cedes pursuant to the pooling agreement represent a substantial portion of our insurance subsidiaries’ reinsurance recoverable on unpaid losses and loss expenses. We include cash settlement of Atlantic States’ assumed liability from the pool in monthly settlements of pooled activity, as we net amounts ceded to and assumed from the pool. Although Donegal Mutual and we do not anticipate any changes in the pool participation levels in the foreseeable future, any such change would be prospective in nature and therefore would not impact the timing of expected payments by Atlantic States’ for its percentage share of pooled losses occurring in periods prior to the effective date of such change.
          We estimate the date of payment for the subordinated debentures based on their contractual maturities. The debentures are redeemable at our option, at par, as discussed in Note 7 — Subordinated Debentures. The subordinated debentures carry interest rates that vary based upon the three-month LIBOR rate and adjust quarterly. Based upon the interest rates in effect as of September 30, 2010, our annual interest cost associated with the subordinated debentures is approximately $642,000. For every 1% change in the three-month LIBOR rate, the effect on our annual interest cost would be approximately $150,000.
          On February 23, 2009, our board of directors authorized a share repurchase program, pursuant to which we may purchase up to 300,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the applicable SEC rules and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the three months ended September 30, 2010 and 2009, respectively. We purchased 9,702 and no shares of our Class A common stock under this program during the nine months ended September 30, 2010 and 2009, respectively. We have purchased a total of 17,371 shares of our Class A common stock under this program through September 30, 2010.
          On October 21, 2010, our board of directors declared quarterly cash dividends of 11.5 cents per share for our Class A common stock and 10.25 cents per share for our Class B common stock, payable November 15, 2010 to stockholders of record as of the close of business on November 1, 2010. There are no regulatory restrictions on our payment of dividends to our stockholders, although there are state law restrictions on the payment of annual dividends greater than 10% of statutory surplus by our insurance subsidiaries to us. Our insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis and require prior approval of the applicable domiciliary insurance regulatory authorities for dividends in excess of 10% of statutory surplus. Our insurance subsidiaries are subject to risk-based capital (“RBC”) requirements. At December 31, 2009, our insurance subsidiaries’ capital levels were each substantially above the applicable RBC requirements. At January 1, 2010, amounts available for distribution as dividends to us from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities were $19.0 million from Atlantic States, $0 from Southern, $2.8 million from Le Mars, $3.9 million from Peninsula, and $584,431 from Sheboygan, all of which remained available at September 30, 2010.
          As of September 30, 2010, we had no material commitments for capital expenditures. We anticipate that our pending acquisitions of UNNF and MICO will close in the fourth quarter of 2010. We currently estimate that the cash purchase price of these acquisitions will total approximately $51 million, which we will derive from our existing internally generated funds, dividends from our insurance subsidiaries and draws under our line of credit.
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
          Our insurance subsidiaries provide property and casualty insurance coverages through independent insurance agencies. We bill the majority of this business directly to the insured, although we bill a portion of our commercial business through agents to whom our insurance subsidiaries extend credit in the normal course of business.
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
          Our investment mix has shifted slightly due to a shift from lower-yielding short-term investments to fixed maturity investments during 2010. We have maintained approximately the same duration of our investment portfolio to our liabilities from December 31, 2009 to September 30, 2010.
          There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2009 through September 30, 2010.
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
Item 4T. Controls and Procedures.
          Not applicable.

Part II. Other Information
Item 1. Legal Proceedings.
          None.
Item 1A. Risk Factors.
     Our business, results of operations and financial condition, and, therefore, the value of our Class A common stock and Class B common stock, are subject to a number of risks. For a description of certain risks, we refer to “Risk Factors” in our 2009 Annual Report on Form 10-K filed with the SEC on March 11, 2010. There have been no material changes in the risk factors disclosed in that Form 10-K Report during the nine months ended September 30, 2010.
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as Part	Shares (or Units)
	(a) Total Number of	(b) Average	of Publicly	that May Yet Be
	Shares (or Units)	Price Paid per	Announced Plans or	Purchased Under the
Period	Purchased	Share (or Unit)	Programs	Plans or Programs
Month #1	Class A – None	Class A – None	Class A – None
July 1-31, 2010	Class B – None	Class B – None	Class B – None

Month #2	Class A – None	Class A – None	Class B – None
August 1-31, 2010	Class B – 9,738	Class B – $20.00	Class B – 9,738	(1)

Month #3	Class A – None	Class A – None	Class A – None
September 1-30, 2010	Class B – None	Class B – None	Class B – None

	Class A – None	Class A – None	Class B – None
Total	Class B – 9,738	Class B – $20.00	Class B – 9,738

(1)	Donegal Mutual purchased these shares pursuant to its announcement on August 17, 2004 that it will, at its discretion, purchase shares of our Class A common stock and Class B common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. Such announcement did not stipulate a maximum number of shares that may be purchased under this stock repurchase program.
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

DONEGAL GROUP INC.
November 9, 2010	By:	/s/ Donald H. Nikolaus
Donald H. Nikolaus, President
and Chief Executive Officer

November 9, 2010	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Senior Vice President
and Chief Financial Officer