Form 10-K
period 2010-12-31
DONEGAL GROUP INC
filed 2011-03-14
CIK 800457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements we incorporate by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” or “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company. Yes ☐. No ☑.
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $157,257,918.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 20,013,067 shares of Class A common stock and 5,576,775 shares of Class B common stock outstanding on March 4, 2011.
DOCUMENTS INCORPORATED BY REFERENCE:
1.	The registrant incorporates by reference portions of the registrant’s annual report to stockholders for the fiscal year ended December 31, 2010 into Parts I, II and IV of this report.
2.	The registrant incorporates by reference portions of the registrant’s proxy statement relating to registrant’s annual meeting of stockholders to be held April 21, 2011 into Part III of this report.

DONEGAL GROUP INC.
INDEX TO FORM 10-K REPORT

(i)

PART I
Item 1. Business.
     (a) General Development of Business.
     We are an insurance holding company whose insurance subsidiaries offer personal and commercial lines of property and casualty insurance to businesses and individuals in 22 Mid-Atlantic, Midwestern, New England and Southern states. Our insurance subsidiaries provide their policyholders with a selection of insurance products at competitive rates, while pursuing profitability through adherence to a strict underwriting discipline. At December 31, 2010, we had total assets of $1.2 billion and stockholders’ equity of $380.1 million. Our net income was $11.5 million for the year ended December 31, 2010 compared to $18.8 million for the year ended December 31, 2009.
     Donegal Mutual Insurance Company, or Donegal Mutual, owns approximately 42.0% of our Class A common stock and approximately 75.0% of our Class B common stock. Donegal Mutual’s stock ownership in the aggregate represents approximately two-thirds of the voting power of our outstanding common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations. While each company maintains its separate corporate existence, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries have the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products. The terms “we,” “us” and “our,” where the context permits, includes Donegal Mutual, us and our insurance subsidiaries.
     Our growth strategies include the acquisition of insurance companies and other financial institutions including banks to expand our business in a given region or to commence operations in a new region. We and Donegal Mutual have the ability to employ a number of acquisition and affiliation methods. Our prior acquisitions and affiliations have taken one of the following forms:
•	a purchase of all of the outstanding stock of a stock insurance company;
•	a purchase of a book of business;
•	a quota-share reinsurance transaction; or
•	a two-step acquisition of a mutual insurance company in which:
•	as the first step, Donegal Mutual purchases a surplus note from the mutual insurance company, Donegal Mutual enters into a services agreement with the mutual insurance company and Donegal Mutual’s designees become a majority of the members of the board of directors of the mutual insurance company.
•	as the second step, the mutual insurance company enters into a quota-share reinsurance agreement with Donegal Mutual or demutualizes, or converts, into a stock insurance company. Upon the demutualization or conversion, we purchase the surplus note from Donegal Mutual and exchange it for all of the stock of the stock insurance company resulting from the conversion.
     We believe that our ability to make direct acquisitions of stock insurance companies and to make indirect acquisitions of mutual insurance companies through a sponsored conversion or a quota-share reinsurance agreement provides us with flexibility that is a competitive advantage in seeking acquisitions. We also believe we have demonstrated our ability to acquire control of an underperforming insurance company, reunderwrite its book of business, reduce its cost structure and return it to sustained profitability.
     While Donegal Mutual and we generally engage in preliminary discussions with potential direct or indirect acquisition candidates on an almost continuous basis and are so engaged at the date of this Form 10-K Report, neither Donegal Mutual nor we make any public disclosure regarding a proposed acquisition until Donegal Mutual or we have entered into a definitive acquisition agreement.
     We acquired all of the outstanding capital stock of Michigan Insurance Company, a Michigan-domiciled property and casualty insurance company, or MICO, effective as of December 1, 2010 when DGI Acquisition Corp., or DAC, our wholly owned subsidiary, merged with and into MICO with MICO as the surviving corporation. In the merger, all of the outstanding capital stock of MICO converted into the right to receive an aggregate merger consideration payable entirely in cash equal to 122% of the stockholders’ equity of MICO as of November 30, 2010 determined in accordance with generally accepted accounting principles, or GAAP, or approximately $42 million. As part of the transaction, Donegal Mutual purchased a surplus note of MICO in the principal amount of $5.0 million, and Donegal Mutual and MICO entered into a 25% quota-share reinsurance agreement. Upon the merger, eight of our designees became directors of MICO along with the president of MICO. We maintain control of MICO through our ownership of all of the outstanding capital stock of MICO and because our designees represent a majority of the members of MICO’s board of directors.
     (b) Financial Information About Industry Segments.
     We have three segments, our investment portfolio, our personal lines of insurance and our commercial lines of insurance. We set forth financial information about these segments in note 20 to our consolidated financial statements we incorporate by reference in this Form 10-K Report.
     (c) Narrative Description of Business.
Who We Are
     We are an insurance holding company whose insurance subsidiaries offer personal and commercial lines of property and casualty insurance to small businesses and individuals in 22 Mid-Atlantic, Midwestern, New England and Southern states. Our insurance subsidiaries provide their policyholders with a selection of insurance products at competitive rates, while pursuing profitability by adhering to a strict underwriting discipline.
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
     Our pending acquisition of Union National Financial Corporation, or UNFC, and its wholly owned subsidiary, Union National Community Bank, or UNCB, in Lancaster, Pennsylvania is currently awaiting the approval of the Office of Thrift Supervision, or the OTS. At December 31, 2010, UNFC had, on a consolidated basis, assets of $448.0 million, loans of $320.5 million and stockholders’ equity of $29.0 million and ten branches in Lancaster County, Pennsylvania. We expect to complete the acquisition of UNCB prior to June 30, 2011.
Strategy
     The annual net earned premiums of our insurance subsidiaries have increased from $196.8 million in 2003 to $378.0 million in 2010, a compound annual growth rate of 10%. Over the same time period, our insurance subsidiaries have achieved a combined ratio more favorable than that of the property and casualty insurance industry as a whole. Our insurance subsidiaries seek to increase their annual net earned premiums and enhance their profitability by:
•	Achieving underwriting profitability.
     Our insurance subsidiaries focus on achieving a combined ratio of less than 100%. Adverse weather, declining economic activity and a soft insurance market in our marketing areas in 2009 and 2010 have negatively affected the ability of our insurance subsidiaries to attain a combined ratio of less than 100% in those years, but we remain committed to achieving consistent underwriting profitability. We believe that underwriting profitability is a fundamental component of our long-term financial strength because it allows our insurance subsidiaries to generate profits without relying on their investment income. Our insurance subsidiaries seek to enhance their underwriting results by:
•	carefully selecting the product lines they underwrite;
•	carefully selecting the individual risks they underwrite;
•	minimizing their individual exposure to catastrophe-prone areas; and
•	evaluating their claims history on a regular basis to ensure the adequacy of their underwriting guidelines and product pricing.
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
     The combined ratio of our insurance subsidiaries and that of the property and casualty insurance industry for the years 2006 through 2010 are shown in the following table:

	2006	2007	2008	2009	2010
Our GAAP combined ratio	89.0%	91.3%	97.2%	102.2%	104.7%
Our SAP combined ratio	87.4	90.2	95.1	101.1	102.9
Industry SAP combined ratio(1)	92.4	95.6	104.7	101.2	103.0

(1)	As reported or projected by A.M. Best.
•	Pursuing profitable growth by organic expansion within the traditional operating territories of our insurance subsidiaries through developing and maintaining quality agency representation.
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
•	fully automated underwriting and policy issuance systems for both personal, commercial and farm lines of insurance;

•	training programs;

•	marketing support;

•	availability of a service center that provides comprehensive service for our personal lines policyholders; and

•	field visitations by marketing and underwriting personnel and senior management of our insurance subsidiaries.
Finally, our insurance subsidiaries appoint independent agencies with a strong underwriting and growth track record. We believe that our insurance subsidiaries, by carefully selecting, motivating and supporting their independent agencies, will drive continued long-term growth.
•	Acquiring property and casualty insurance companies to augment the organic growth of our insurance subsidiaries in existing markets and to expand into new geographic regions.
     We have completed six acquisitions of property and casualty insurance companies or assumed their business by quota-share reinsurance since 1995. We intend to continue our growth by pursuing affiliations and acquisitions that meet our criteria. Our primary criteria include:
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
     Our insurance subsidiaries maintain stringent expense controls under direct supervision of their senior management. We centralize many processing and administrative activities of our insurance subsidiaries to realize operating synergies and better control expenses. Our insurance subsidiaries utilize technology to automate much of their underwriting and to facilitate agency and policyholder communications on an efficient and cost-effective basis. We operate on a paperless basis. As a result of our focus on expense control, our insurance subsidiaries have reduced their expense ratio from 36.6% in 1999 to 32.0% in 2010. Our insurance subsidiaries have also increased their annual premium per employee, a measure of efficiency that our insurance subsidiaries use to evaluate their operations, from approximately $470,000 in 1999 to approximately $791,000 in 2010.
     Our insurance subsidiaries maintain technology comparable to that of the largest of their competitors. “Ease of doing business” is an increasingly important component of an insurer’s value to an independent agency. Our insurance subsidiaries provide a fully automated personal lines underwriting and policy issuance system called “WritePro®.” WritePro® is a web-based user interface that substantially eases data entry and facilitates the quoting and issuance of policies for the independent agents of our insurance subsidiaries. Our insurance subsidiaries also provide a similar commercial business system called “WriteBiz®.” WriteBiz® is a web-based user interface that provides the independent agents of our insurance subsidiaries with an online ability to quote and issue commercial automobile, workers’ compensation, business owners and tradesman policies automatically. WriteFarm® is a web-based user interface that provides the independent agents of our insurance subsidiaries with an online ability to quote and issue farm policies automatically. As a result, applications of the independent agents for our insurance subsidiaries can become policies without further re-entry of information. These systems download the policy information to the policy management systems of the independent agents of our insurance subsidiaries.
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

     We believe that excellent policyholder service is important in attracting new policyholders and retaining existing policyholders. Our insurance subsidiaries work closely with their independent agents to provide a consistently responsive level of claims service, underwriting and customer support. Our insurance subsidiaries seek to respond expeditiously and effectively to address customer and independent agent inquiries, including:
•	Availability of a state-of-the-art customer call center for claims reporting;

•	Availability of a secure website for access to policy information and documents, payment processing and other features;

•	Quick replies to information requests and policy submissions; and

•	Prompt responses to and processing of claims.
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
     Our insurance subsidiaries seek discipline in their pricing by effecting rate increases to maintain or improve their underwriting profitability without unduly affecting their customer retention. In addition to appropriate pricing, our insurance subsidiaries seek to ensure that their premium rates are adequate relative to the amount of risk they insure. Our insurance subsidiaries review loss trends on a periodic basis to identify changes in the frequency and severity of their claims and to assess the adequacy of their rates and underwriting standards. Our insurance subsidiaries also carefully monitor and audit the information they use to price their policies for the purpose of enabling them to receive an adequate level of premiums for their risk. For example, our insurance subsidiaries inspect substantially all commercial lines risks and a substantial number of personal lines property risks before they commit to insure them to determine the adequacy of the insured amount to the value of the insured property, assess property conditions and identify any liability exposures. Our insurance subsidiaries audit the payroll data of their workers’ compensation customers to verify that the assumptions used to price a particular policy were accurate. By implementing appropriate rate increases and understanding the risks our insurance subsidiaries agree to insure, they are able to achieve their strategy of achieving consistent underwriting profitability.

Our Organizational Structure
     We have seven insurance subsidiaries: Atlantic States Insurance Company, or Atlantic States, Southern Insurance Company of Virginia, or Southern, Le Mars Insurance Company, or Le Mars, The Peninsula Insurance Company and its wholly owned subsidiary, Peninsula Indemnity Company, or collectively, the Peninsula Group, Sheboygan Falls Insurance Company, or Sheboygan, and MICO. In addition, we benefit from Donegal Mutual’s 100% quota-share reinsurance agreement with Southern Mutual Insurance Company, or Southern Mutual, and Donegal Mutual’s placement of its assumed business from Southern Mutual into the pooling agreement. We also own 48.2% of Donegal Financial Services Corporation, or DFSC, a registered savings and loan holding company that owns Province Bank FSB, or Province Bank, a federal savings bank that began operations in 2000. Donegal Mutual owns the remaining 51.8% of DFSC. Upon DFSC’s acquisition of UNFC, on a pro forma basis as of December 31, 2010, Province Bank would have total assets of approximately $571.0 million, loans of approximately $371.0 million and stockholders equity of $67.0 million at December 31, 2010. We believe the combined banks will complement the product offerings of our insurance subsidiaries. The following chart summarizes our organizational structure and includes all of our property and casualty insurance subsidiaries and Southern Mutual:

(1)	Because of the different relative voting power of our Class A common stock and our Class B common stock, our public stockholders hold approximately 33.6% of the aggregate voting power of our Class A common stock and Class B common stock and Donegal Mutual holds approximately 66.4% of the aggregate voting power of our Class A common stock and Class B common stock.

     In the mid-1980s, Donegal Mutual recognized its need, as a mutual insurance company, to develop additional sources of capital and surplus to remain competitive and to have the capacity to expand its business and assure its long-term viability. Donegal Mutual determined to implement a downstream holding company structure as one of its strategic responses. Accordingly, in 1986, Donegal Mutual formed us as a downstream holding company. Initially, Donegal Mutual owned all of our outstanding capital stock. We in turn formed Atlantic States as our wholly owned subsidiary. We subsequently effected a public offering to provide the surplus necessary to support the business Atlantic States began to receive on October 1, 1986 as its share under a proportional reinsurance agreement, or pooling agreement, between Donegal Mutual and Atlantic States that became effective on that date.
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
     Since we established our downstream holding company structure in 1986, Donegal Mutual and our insurance subsidiaries have conducted business together while retaining their separate legal and corporate existences. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophies, the same management, the same employees, the same facilities and we offer the same types of insurance products.
     In addition, as the Donegal Insurance Group, Donegal Mutual and our insurance subsidiaries share a combined business plan to achieve market penetration and underwriting profitability objectives. The products Donegal Mutual and our insurance subsidiaries offer are generally complementary, which permits the Donegal Insurance Group to offer a broader range of products to a given market and to expand the Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account. Distinctions within the products of Donegal Mutual and our insurance subsidiaries often generally relate to specific risk profiles targeted within similar classes of business, such as preferred tier versus standard tier products, but we and Donegal Mutual do not allocate all of the standard risk gradients to one company. As a result, the underwriting profitability of the business the individual companies write directly will vary. However, since the underwriting pool homogenizes the risk characteristics of all business Donegal Mutual and Atlantic States write directly, Donegal Mutual and Atlantic States share the underwriting results in proportion to their respective participation in the pool. We receive 80% of the underwriting results of the pool because Atlantic States has an 80% participation in the pool. The business Atlantic States derives from the pool represents the predominant percentage of our total revenues.
     The following chart depicts the underwriting pool as effective since March 1, 2008:
     Donegal Mutual provides facilities, personnel and other services to us and our insurance subsidiaries. Donegal Mutual allocates certain related expenses to Atlantic States in relation to the relative participation of Donegal Mutual and Atlantic States in the pooling agreement. Our insurance subsidiaries other than Atlantic States reimburse Donegal Mutual for their respective personnel costs and bear their proportionate share of information services costs based on their respective percentage of the total written premiums of the Donegal Insurance Group. Charges for these services totaled $64.0 million, $60.2 million and $56.8 million for 2010, 2009 and 2008, respectively.
     We and Donegal Mutual have maintained a coordinating committee since our formation in 1986. The coordinating committee consists of two members of our board of directors, neither of whom is a member of Donegal Mutual’s board of directors, and two members of Donegal Mutual’s board of directors, neither of whom is a member of our board of directors. The purpose of the coordinating committee is to establish and maintain a process for an annual evaluation of the transactions between Donegal Mutual, our insurance subsidiaries and us. The coordinating committee considers the fairness of each intercompany transaction to Donegal Mutual and its policyholders and to us and our stockholders.
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
     The coordinating committee also meets annually to review each existing agreement between Donegal Mutual and us or our insurance subsidiaries, including a number of reinsurance agreements between Donegal Mutual and our insurance subsidiaries. The purpose of this annual review is to examine the results of the reinsurance agreements over the past year and over a five-year period and to determine if the results of the existing agreements remain fair and equitable to us and our stockholders and fair and equitable to Donegal Mutual and its policyholders or if Donegal Mutual and we should mutually agree to certain adjustments. In the case of these reinsurance agreements, the adjustments typically relate to the reinsurance premiums, losses and reinstatement premiums. These agreements are ongoing in nature and will continue in effect throughout 2011 in the ordinary course of business.
     Our members on the coordinating committee, as of the date of this Form 10-K Annual Report, are Robert S. Bolinger and John J. Lyons. Donegal Mutual’s members on the coordinating committee as of such date are Dennis J. Bixenman and John E. Hiestand. Reference is made to our proxy statement for our annual meeting of stockholders on April 21, 2011 for further information about the members of the coordinating committee.
     We believe our relationships with Donegal Mutual offer us and our insurance subsidiaries a number of competitive advantages, including the following:

•	Facilitating the stable management, consistent underwriting discipline, external growth and long-term profitability of our insurance subsidiaries;
•	Creating operational and expense synergies given the combined resources and operating efficiencies of Donegal Mutual, us and our insurance subsidiaries;
•	Enhancing our opportunities to expand by acquisition because of the ability of Donegal Mutual to acquire control of other mutual insurance companies and thereafter demutualize them and then sell them to us at a price that is based on a fairness opinion;
•	Producing more uniform and stable underwriting results for our insurance subsidiaries that we, over extended periods of time, could achieve without the relationship between Donegal Mutual and our insurance subsidiaries; and
•	Providing Atlantic States with a significantly larger underwriting capacity because of the underwriting pool Donegal Mutual and Atlantic States have maintained since 1986.
Acquisitions
     The following table highlights our history of acquisitions and affiliations since 1988:

		Year
	State of	Control	Method of
Company Name	Domicile	Acquired(2)	Acquisition/Affiliation

Southern Mutual Insurance Company and now Southern Insurance Company of Virginia	Virginia	1984	Surplus note investment by Donegal Mutual in 1984; demutualization in 1988; acquisition of stock by us in 1988.

Pioneer Mutual Insurance Company and then Pioneer Insurance Company (1)	Ohio	1992	Surplus note investment by Donegal Mutual in 1992; demutualization in 1993; acquisition of stock by us in 1997.

Delaware Mutual Insurance Company and then Delaware Atlantic Insurance Company (1)	Delaware	1993	Surplus note investment by Donegal Mutual in 1993; demutualization in 1994; acquisition of stock by us in

		Year
	State of	Control	Method of
Company Name	Domicile	Acquired(2)	Acquisition/Affiliation

			1995.

Pioneer Mutual Insurance Company and then Pioneer Insurance Company (1)	New York	1995	Surplus note investment by Donegal Mutual in 1995; demutualization in 1998; acquisition of stock by us in 2001.

Southern Heritage Insurance Company (1)	Georgia	1998	Purchase of stock by us in 1998.

Le Mars Mutual Insurance Company of Iowa and now Le Mars Insurance Company	Iowa	2002	Surplus note investment by Donegal Mutual in 2002; demutualization in 2004; acquisition of stock by us in 2004.

Peninsula Insurance Group	Maryland	2004	Purchase of stock by us in 2004.

Sheboygan Falls Mutual Insurance Company and now Sheboygan Falls Insurance Company	Wisconsin	2007	Contribution note investment by Donegal Mutual in 2007; demutualization in 2008; acquisition of stock by us in 2008.

Southern Mutual Insurance Company (2)	Georgia	2009	Surplus note investment by Donegal Mutual and quota-share reinsurance in 2009.

Michigan Insurance Company	Michigan	2010	Purchase of stock by us and surplus note investment by Donegal Mutual in 2010.

(1)	To reduce administrative and compliance costs and expenses, these subsidiaries subsequently merged into one of our existing insurance subsidiaries.

(2)	Control acquired by Donegal Mutual.

Distribution
     Our insurance subsidiaries market their products primarily in the Mid-Atlantic, Midwestern, New England and Southern regions through approximately 2,200 independent insurance agencies. At December 31, 2010, the Donegal Insurance Group actively wrote business in 22 states (Alabama, Delaware, Georgia, Indiana, Iowa, Maine, Maryland, Michigan, Nebraska, New Hampshire, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Vermont, Virginia, West Virginia and Wisconsin). We believe the relationships of our insurance subsidiaries with their independent agents are valuable in identifying, obtaining and retaining profitable business. Our insurance subsidiaries maintain a stringent agency selection procedure that emphasizes appointing agencies with proven marketing strategies for the development of profitable business, and our insurance subsidiaries only appoint agencies with a strong underwriting history and potential growth capabilities. Our insurance subsidiaries also regularly evaluate the independent agencies that represent them based on their profitability and performance in relation to the objectives of our insurance subsidiaries. Our insurance subsidiaries seek to be among the top three insurers within each of their agencies for the lines of business they write.
     The following table sets forth the percentage of direct premiums our insurance subsidiaries write, including 80% of the direct premiums Donegal Mutual and Atlantic States write, in each of the states where they conducted a significant portion of their business in 2010:

Pennsylvania	45.1%
Maryland	11.4
Virginia	10.3
Georgia	6.9
Delaware	6.3
Ohio	3.7
Iowa	3.3
Wisconsin	2.8
Michigan	1.9 *
Tennessee	1.7
Nebraska	1.7
South Dakota	1.4
Other	3.5

Total	100.0%

*	Michigan represents the direct premiums MICO wrote following our acquisition of it on December 1, 2010.

     We believe our insurance subsidiaries employ a number of policies and procedures that enable them to attract, retain and motivate their independent agents. The consistency, competitiveness and stability of the product offerings of our insurance subsidiaries assist them in competing effectively for independent agents with other insurers whose product offerings may fluctuate based upon industry conditions. Our insurance subsidiaries have a competitive profit sharing plan for their independent agents consistent with applicable state laws and regulations, under which the independent agents may earn additional commissions based upon the volume of premiums produced and the profitability of the business our insurance subsidiaries receive from that agency. Our insurance subsidiaries provide their independent agents ongoing support that better enables the agents to attract and retain customers, including:
•	fully automated underwriting and policy issuance systems for both personal and commercial lines;
•	training programs;
•	marketing support;
•	the availability of a service center that provides comprehensive service for our personal lines policyholders; and
•	field visitations from marketing and underwriting personnel and senior management of our insurance subsidiaries.
     Finally, our insurance subsidiaries encourage their independent agents to focus on “account selling,” or serving all of a particular insured’s property and casualty insurance needs, which our insurance subsidiaries believe generally results in more favorable loss experience than covering a single risk for an individual insured.
Products
     The personal lines our insurance subsidiaries write consist primarily of private passenger automobile and homeowners insurance. The commercial lines our insurance subsidiaries write consist primarily of commercial automobile, commercial multi-peril and workers’ compensation insurance. We describe these lines of insurance in greater detail below:
     Personal
•	Private passenger automobile — policies that provide protection against liability for bodily injury and property damage arising from automobile accidents, and protection against loss from damage to automobiles owned by the insured.

•	Homeowners — policies that provide coverage for damage to residences and their contents from a broad range of perils, including fire, lightning, windstorm and theft. These policies also cover liability of the insured arising from injury to other persons or their property while on the insured’s property and under other specified conditions.
     Commercial
•	Commercial automobile — policies that provide protection against liability for bodily injury and property damage arising from automobile accidents, and protection against loss from damage to automobiles owned by the insured.
•	Commercial multi-peril — policies that provide protection to businesses against many perils, usually combining liability and physical damage coverages.
•	Workers’ compensation — policies employers purchase to provide benefits to employees for injuries sustained during employment. The workers’ compensation laws of each state determine the extent of the coverage we provide.
     The following table sets forth the net premiums written of our insurance subsidiaries by line of insurance for the periods indicated:

	Year Ended December 31,
(dollars in thousands)	2008		2009		2010
	Amount	%	Amount	%	Amount	%
Net Premiums Written:
Personal lines:
Automobile	$154,091	42.2%	$161,932	44.6%	$171,497	43.8%
Homeowners	72,195	19.8	77,420	21.3	83,415	21.3
Other	13,254	3.6	13,135	3.6	13,135	3.4

Total personal lines	$239,540	65.6	$252,487	69.5	$268,047	68.5

Commercial lines:
Automobile	$35,959	9.9	$34,054	9.4	$37,094	9.5
Workers’ compensation	36,459	10.0	28,921	8.0	34,920	8.9
Commercial multi-peril	49,004	13.4	44,000	12.1	47,411	12.1
Other	3,979	1.1	3,767	1.0	4,050	1.0

Total commercial lines	$125,401	34.4	$110,742	30.5	123,475	31.5

Total business	$364,941	100.0%	$363,229	100.0%	$391,522	100.0%

Underwriting
     The personal lines and commercial lines underwriting departments of our insurance subsidiaries evaluate and select those risks that they believe will enable our insurance subsidiaries to achieve an underwriting profit. The underwriting departments have significant interaction with the independent agents regarding the underwriting philosophy and the underwriting guidelines of our insurance subsidiaries. Our underwriting personnel also assist the research and development department in the development of quality products at competitive prices to promote growth and profitability.
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
     Our insurance subsidiaries also review their existing policies and accounts to determine whether those risks continue to meet their underwriting guidelines. If a given policy or account no longer meets those underwriting guidelines, our insurance subsidiaries will take appropriate action regarding that policy or account, including raising premium rates or non-renewing the policy to the extent applicable law permits.
     As part of the effort of our insurance subsidiaries to maintain acceptable underwriting results, they conduct annual reviews of agencies that have failed to meet their underwriting profitability criteria. The review process includes an analysis of the underwriting and reunderwriting practices of the agency, the completeness and accuracy of the applications the agency has submitted, the adequacy of the training of the agency’s staff and the agency’s record of adherence to the underwriting guidelines and service standards of our insurance subsidiaries. Based on the results of this review process, the marketing and underwriting personnel of our insurance subsidiaries develop, together with the agency, a plan to improve its underwriting profitability. Our insurance subsidiaries monitor the agency’s compliance with the plan, and take other measures as required in the judgment of our insurance subsidiaries, including the termination of agencies that are unable to achieve acceptable underwriting profitability to the extent applicable law permits.
Claims
     The management of claims is a critical component of the philosophy of our insurance subsidiaries to achieve underwriting profitability on a consistent basis and is fundamental to the successful operations of our insurance subsidiaries and their dedication to excellent service.

     The claims departments of our insurance subsidiaries rigorously manage claims to assure that they settle legitimate claims quickly and fairly and that they identify questionable claims for defense. In the majority of cases, the personnel of our insurance subsidiaries, who have significant experience in the property and casualty insurance industry and know the service philosophy of our insurance subsidiaries, adjust claims. Our insurance subsidiaries provide various means of claims reporting on 24-hours a day, seven-day a week basis, including toll-free numbers and electronic reporting through our website. Our insurance subsidiaries strive to respond to notifications of claims promptly, generally within the day reported. Our insurance subsidiaries believe that, by responding promptly to claims, they provide quality customer service and minimize the ultimate cost of the claims. Our insurance subsidiaries engage independent adjusters as needed to handle claims in areas in which the volume of claims is not sufficient to justify our hiring of internal claims adjusters. Our insurance subsidiaries also employ private adjusters and investigators, structural experts and various outside legal counsel to supplement our in-house staff and to assist in the investigation of claims. Our insurance subsidiaries have a special investigative unit staffed by former law enforcement officers that attempts to identify and prevent fraud and abuse and to control questionable claims.
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
Liabilities for Losses and Loss Expenses
     Liabilities for losses and loss expenses are estimates at a given point in time of the amounts an insurer expects to pay with respect to policyholder claims based on facts and circumstances then known. At the time of establishing its estimates, an insurer recognizes that its ultimate liability for losses and loss expenses will exceed or be less than such estimates. Our insurance subsidiaries base their estimates of liabilities for losses and loss expenses on assumptions as to future loss trends and expected claims severity, judicial theories of liability and other factors. However, during the loss adjustment period, our insurance subsidiaries may learn additional facts regarding individual claims, and, consequently, it often becomes necessary for our insurance subsidiaries to refine and adjust their estimates of liability. We reflect any adjustments to our insurance subsidiaries’ liabilities for losses and loss expenses in our operating results in the period in which our insurance subsidiaries record the changes in their estimates.
     Our insurance subsidiaries maintain liabilities for the payment of losses and loss expenses with respect to both reported and unreported claims. Our insurance subsidiaries establish these liabilities for the purpose of covering the ultimate costs of settling all losses, including investigation and litigation costs. Our insurance subsidiaries base the amount of their liability for reported losses primarily upon a case-by-case evaluation of the type of risk involved, knowledge of the circumstances surrounding each claim and the insurance policy provisions relating to the type of loss their policyholder incurred. Our insurance subsidiaries determine the amount of their liability for unreported claims and loss expenses on the basis of historical information by line of insurance. Our insurance subsidiaries account for inflation in the reserving function through analysis of costs and trends and reviews of historical reserving results. Our insurance subsidiaries closely monitor their liabilities and recompute them periodically using new information on reported claims and a variety of statistical techniques. Our insurance subsidiaries do not discount their liabilities for losses.
     Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions as to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced a decrease in claims frequency on workers’ compensation claims during the past several years while claims severity has gradually increased. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on workers’ compensation claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and legal decisions that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and the collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries attempt to make appropriate adjustments for such changes in their reserves. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at December 31, 2010. For every 1% change in our insurance subsidiaries’ loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $2.2 million.
     The establishment of appropriate liabilities is an inherently uncertain process, and we can provide no assurance that our insurance subsidiaries’ ultimate liability will not exceed our insurance subsidiaries’ loss and loss expense reserves and have an adverse effect on our results of operations and financial condition. Furthermore, we cannot predict the timing, frequency and extent of adjustments to our insurance subsidiaries’ estimated future liabilities, since the historical conditions and events that serve as a basis for our insurance subsidiaries’ estimates of ultimate claim costs may change. As is the case for substantially all property and casualty insurance companies, our insurance subsidiaries have found it necessary in the past to increase their estimated future liabilities for losses and loss expenses in certain periods, and, in other periods their estimates have exceeded their actual liabilities. Changes in our insurance subsidiaries’ estimate of their liability for losses and loss expenses generally reflect actual payments and the evaluation of information received since the prior reporting date. Our insurance subsidiaries recognized a (decrease) increase in their liability for losses and loss expenses of prior years of $(2.9) million, $9.8 million and $2.7 million in 2010, 2009 and 2008, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy, key reserving assumptions or claims management personnel, and there have been no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those years. The majority of the 2010 loss development related to decreases in the liability for losses and loss expenses of prior years for Atlantic States and the Peninsula Group. The 2010 development represented 1.6% of our December 31, 2009 net carried reserves and resulted primarily from less-than-expected severity in the private passenger automobile liability and homeowners lines of business in accident years prior to 2009. The 2009 development represented 6.0% of our December 31, 2008 net carried reserves and resulted primarily from higher-than-expected severity in the private passenger automobile liability, homeowners and workers’ compensation lines of business in accident year 2008. The 2008 development represented 1.2% of our December 31, 2007 net carried reserves and resulted primarily from higher-than-expected severity in the private passenger automobile liability line of business in accident year 2007.
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
     Differences between liabilities reported in our financial statements prepared on a GAAP basis and our insurance subsidiaries’ financial statements prepared on a statutory accounting basis, or SAP, result from anticipating salvage and subrogation recoveries for GAAP but not for SAP. These differences amounted to $8.7 million, $9.2 million and $10.0 million at December 31, 2008, 2009 and 2010, respectively.
     The following table sets forth a reconciliation of the beginning and ending GAAP net liability of our insurance subsidiaries for unpaid losses and loss expenses for the periods indicated:

	Year Ended December 31,
(in thousands)	2008	2009	2010
Gross liability for unpaid losses and loss expenses at beginning of year	$226,432	$239,809	$263,599
Less reinsurance recoverable	76,280	78,502	83,337

Net liability for unpaid losses and loss expenses at beginning of year	150,152	161,307	$180,262
Acquisition of Sheboygan	2,173	—	—
Acquisition of Michigan	—	—	26,960
Provision for net losses and loss expenses for claims incurred in the current year	221,617	241,012	277,194
Change in provision for estimated net losses and loss expenses for claims incurred in prior years	2,684	9,823	(2,885)

Total incurred	224,301	250,835	274,309
Net losses and loss payments for claims incurred during:
The current year	143,369	152,293	179,069
Prior years	71,950	79,587	84,565

Total paid	215,319	231,880	263,634
Net liability for unpaid losses and loss expenses at end of year	161,307	180,262	217,897
Plus reinsurance recoverable	78,502	83,337	165,422

Gross liability for unpaid losses and loss expenses at end of year	$239,809	$263,599	$383,319

     The following table sets forth the development of the liability for net unpaid losses and loss expenses of our insurance subsidiaries from 2000 to 2010. Loss data in the table includes business ceded to Atlantic States from the underwriting pool.

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
     The “Net liability reestimated as of” portion of the table shows the reestimated amount of the previously recorded liability based on experience for each succeeding year. The estimate increases or decreases as payments are made and more information becomes known about the severity of the remaining unpaid claims. For example, the 2005 liability has developed a redundancy after five years because we expect the reestimated net losses and loss expenses to be $22.9 million less than the estimated liability we initially established in 2005 of $173.0 million.
     The “Cumulative (excess) deficiency” shows the cumulative excess or deficiency at December 31, 2010 of the liability estimate shown on the top line of the corresponding column. An excess in liability means that the liability established in prior years exceeded actual net losses and loss expenses or our insurance subsidiaries reevaluated the liability at less than the original estimate. A deficiency in liability means that the liability established in prior years was less than actual net losses and loss expenses or our insurance subsidiaries reevaluated the liability at more than the original estimate.
     The “Cumulative amount of liability paid through” portion of the table shows the cumulative net losses and loss expense payments made in succeeding years for net losses incurred prior to the balance sheet date. For example, the 2005 column indicates that as of December 31, 2010 payments equal to $139.9 million of the currently reestimated ultimate liability for net losses and loss expenses of $150.1 million had been made.
     Amounts shown in the 2004 column of the table include information for Le Mars and the Peninsula Group for all accident years prior to 2004. Amounts shown in the 2008 column of the table include information for Sheboygan for all accident years prior to 2008. Amounts shown in the 2010 column of the table include information for MICO for the month of December 2010.

	Year Ended December 31,
(in thousands)	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
Net liability at end of year for unpaid losses and loss expenses	$102,709	$114,544	$131,108	$138,896	$171,431	$173,009	$163,312	$150,152	$161,307	$180,262	$217,896
Net liability reestimated as of:
One year later	110,744	121,378	130,658	136,434	162,049	159,393	153,299	152,836	171,130	177,377
Two years later	112,140	120,548	128,562	130,030	152,292	153,894	150,934	154,435	167,446
Three years later	110,673	118,263	124,707	123,399	148,612	151,792	150,078	152,315
Four years later	108,766	114,885	119,817	120,917	147,280	150,183	148,745
Five years later	107,561	113,070	118,445	119,968	145,874	150,087
Six years later	106,950	112,614	118,605	119,731	146,101
Seven years later	106,298	112,921	118,905	120,425
Eight years later	106,835	113,350	119,635
Nine years later	107,474	113,862
Ten years later	107,882
Cumulative (excess) deficiency	5,173	(682)	(11,473)	(18,471)	(25,330)	(22,922)	(14,567)	2,163	6,139	(2,885)

Cumulative amount of liability paid through:
One year later	$43,053	$45,048	$46,268	$51,965	$67,229	$71,718	72,499	71,950	79,592	84,565
Two years later	67,689	70,077	74,693	81,183	102,658	107,599	104,890	105,576	116,035
Three years later	82,268	87,198	93,288	99,910	123,236	125,926	121,711	124,659
Four years later	92,127	97,450	105,143	109,964	133,844	133,805	132,698
Five years later	98,007	104,551	111,523	113,684	136,377	139,935
Six years later	101,664	108,136	114,145	114,499	139,847
Seven years later	103,767	110,193	114,641	116,727
Eight years later	105,046	110,447	116,663
Nine years later	104,990	111,797
Ten years later	105,865

	Year Ended December 31
	2002	2003	2004	2005	2006	2007	2008	2009	2010
	(in thousands)
Gross liability at end of year	$210,692	$217,914	$267,190	$265,730	$259,022	$226,432	$239,809	$263,599	$383,317
Reinsurance recoverable	79,584	79,018	95,759	92,721	95,710	76,280	78,502	83,337	165,421
Net liability at end of year	131,108	138,896	171,431	173,009	163,312	150,152	161,307	180,262	217,896
Gross reestimated liability	209,355	210,005	239,839	240,998	239,810	232,995	253,221	264,836
Reestimated recoverable	89,720	89,580	93,738	90,911	91,065	80,680	85,775	87,459
Net reestimated liability	119,635	120,425	146,101	150,087	148,745	152,315	167,446	177,377
Gross cumulative deficiency (excess)	(1,337)	(7,909)	(27,351)	(24,732)	(19,212)	6,563	13,412	1,237

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
     We believe the availability and use of these technology systems has resulted in improved service to agents and policyholders, increased efficiencies in processing the business of our insurance subsidiaries and lower operating costs. Four key components of these integrated technology systems are the agency interface system, the WritePro®, WriteBiz® and WriteFarm® systems, a claims processing system and an imaging system. The agency interface system provides our insurance subsidiaries with a high level of data sharing both to and from agents’ systems and also provides agents with an integrated means of processing new business. The WritePro®, WriteBiz® and WriteFarm® systems are fully automated underwriting and policy issuance systems that provide agents with the ability to generate underwritten quotes and automatically issue policies that meet the underwriting guidelines of our insurance subsidiaries with limited or no intervention by their personnel. The claims processing system allows our insurance subsidiaries to process claims efficiently and in an automated environment. The imaging system eliminates the need to handle paper files, while providing greater access to the same information by a variety of personnel.
Third-Party Reinsurance
     Our insurance subsidiaries and Donegal Mutual purchase certain third-party reinsurance on a combined basis. Le Mars, the Peninsula Group, Sheboygan and MICO also have separate reinsurance programs that provide certain coverage that is commensurate with their relative size and exposures. Our insurance subsidiaries use several different reinsurers, all of which, consistent with the requirements of our insurance subsidiaries and Donegal

Mutual, have an A.M. Best rating of A- (Excellent) or better or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A- rating from A.M. Best.
     The external reinsurance our insurance subsidiaries and Donegal Mutual purchase includes:
•	“excess of loss reinsurance,” under which their losses are automatically reinsured, through a series of contracts, over a set retention (generally $750,000 for 2010 and 2011); and

•	“catastrophic reinsurance,” under which they recover, through a series of contracts, 100% of an accumulation of many losses resulting from a single event, including natural disasters, over a set retention (generally $3.0 million for 2010 and $5.0 million for 2011).
     The amount of coverage each of these types of reinsurance provides depends upon the amount, nature, size and location of the risk being reinsured.
     In 2010, the principal third-party reinsurance agreement that our insurance subsidiaries maintained was a multi-line per risk excess of loss reinsurance agreement that provided 100% coverage up to $1.0 million for both property and liability losses over the set retention.
     For property insurance, our insurance subsidiaries also have excess of loss treaties that provide for additional coverage over the multi-line treaty of $4.0 million per loss ($2.5 million for 2010). For liability insurance, our insurance subsidiaries have excess of loss treaties that provide for additional coverage over the multi-line treaty of $39.0 million per occurrence. For workers’ compensation insurance, our insurance subsidiaries have excess of loss treaties that provide for additional coverage over the multi-line treaty of $9.0 million on any one life.
     Our insurance subsidiaries and Donegal Mutual have property catastrophe coverage through a series of layered treaties up to aggregate losses of $95.0 million ($97.0 million for 2010) for any single event over the set retention.
     Our insurance subsidiaries and Donegal Mutual also purchase facultative reinsurance to cover exposures from property and casualty losses that exceed the limits provided by their respective treaty reinsurance.
Competition
     The property and casualty insurance industry is highly competitive on the basis of both price and service. Numerous companies compete for business in the geographic areas where our insurance subsidiaries operate. Many of these other insurance companies have substantially larger and have greater financial resources than those of our insurance subsidiaries. In addition, because our insurance subsidiaries and Donegal Mutual market their respective insurance products exclusively through independent insurance agencies, most of which represent more than one insurance company, our insurance subsidiaries face competition within agencies as well as competition to retain qualified independent agents.
Investments
     Return on invested assets is an important element of the financial results of our insurance subsidiaries. The investment strategy of our insurance subsidiaries is to generate an appropriate amount of after-tax income on invested assets while minimizing credit risk through investments in high-quality securities. As a result, our insurance subsidiaries seek to invest a high percentage of their assets in diversified, highly rated and marketable fixed-maturity instruments. The fixed-maturity portfolios of our insurance subsidiaries consist of both taxable and tax-exempt securities. Our insurance subsidiaries maintain a portion of their portfolios in short-term securities, such as investments in commercial paper, to provide liquidity for the payment of claims and operation of their businesses. Our insurance subsidiaries maintain a negligible percentage (less than 1.5% at December 31, 2010) of their portfolios in equity securities.
     At December 31, 2010, 99.0% of all debt securities our insurance subsidiaries held had an investment-grade rating. The investment portfolios of our insurance subsidiaries did not contain any mortgage loans or any non-performing assets at December 31, 2010.
     The following table shows the composition of the debt securities (at carrying value) in the investment portfolios of our insurance subsidiaries, excluding short-term investments, by rating as of December 31, 2010:

(dollars in thousands)	December 31, 2010
Rating(1)	Amount	Percent
U.S. Treasury and U.S. agency securities(2)	$148,789	22.3%
Aaa or AAA	78,088	11.7
Aa or AA	360,503	53.9
A	74,433	11.1
BBB	6,059	1.0
BB	250	—
B	491	—

Total	$668,613	100.0%

(1)	Ratings assigned by Moody’s Investors Services, Inc. or Standard & Poor’s Corporation.

(2)	Includes residential mortgage-backed securities of $90.4 million.

     Our insurance subsidiaries invest in both taxable and tax-exempt securities as part of their strategy to maximize after-tax income. This strategy considers, among other factors, the alternative minimum tax. Tax-exempt securities made up approximately 75.8%, 71.0% and 67.2% of the debt securities in the combined investment portfolios of our insurance subsidiaries at December 31, 2008, 2009 and 2010, respectively.
     The following table shows the classification of our investments and the investments of our insurance subsidiaries (at carrying value) at December 31, 2008, 2009 and 2010:

	December 31,
	2008		2009		2010
		Percent		Percent		Percent
		of		of		of
(dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Fixed maturities(1):
Held to maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$8,517	1.4%	$2,000	0.3%	$1,000	0.1%
Obligations of states and political subdivisions	76,451	12.1	61,736	9.3	59,852	8.2
Corporate securities	8,341	1.3	6,243	0.9	3,247	0.5
Residential mortgage-backed securities	6,569	1.0	3,828	0.6	667	0.1

Total held to maturity	99,878	15.8	73,807	11.1	64,766	8.9

Available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	6,630	1.0	40,630	6.1	57,316	7.9
Obligations of states and political subdivisions	337,003	53.3	358,367	53.7	389,629	53.5
Corporate securities	23,936	3.8	27,766	4.2	67,095	9.2
Residential mortgage-backed securities	78,247	12.4	90,941	13.6	89,807	12.3

Total available for sale	445,816	70.5	517,704	77.6	603,847	82.9

Total fixed maturities	545,694	86.3	591,511	88.7	668,613	91.8
Equity securities(2)	5,895	0.9	9,915	1.5	10,161	1.4
Investments in affiliates(3)	8,594	1.4	9,309	1.4	8,992	1.2
Short-term investments(4)	71,953	11.4	56,100	8.4	40,776	5.6

Total investments	$632,136	100.0%	$666,835	100.0%	$728,542	100.0%

(1)	See notes 1 and 5 to our consolidated financial statements that we incorporate by reference in this Form 10-K Report. We value fixed maturities classified as held to maturity at amortized cost; we value those fixed maturities classified as available for sale at fair value. Total fair value of fixed maturities classified as held to maturity was $101.5 million at December 31, 2008, $77.0 million at December 31, 2009 and $67.8 million at December 31, 2010. The amortized cost of fixed maturities classified as available for sale was $449.0 million at December 31, 2008, $503.7 million at December 31, 2009 and $601.3 million at December 31, 2010.

(2)	We value equity securities at fair value. Total cost of equity securities was $2.9 million at December 31, 2008, $3.8 million at December 31, 2009 and $2.5 million at December 31, 2010.

(3)	We value investments in affiliates at cost, adjusted for our share of earnings and losses of our affiliates as well as changes in equity of our affiliates due to unrealized gains and losses.

(4)	We value short-term investments at cost, which approximates fair value.
     The following table sets forth the maturities (at carrying value) in fixed maturity and short-term investment portfolios of our insurance subsidiaries at December 31, 2008, December 31, 2009 and December 31, 2010:

	December 31,
	2008		2009		2010
		Percent		Percent		Percent
		of		of		of
(dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Due in(1):
One year or less	$14,008	2.6%	$16,410	2.8%	$12,968	1.9%
Over one year through three years	33,772	6.2	35,007	5.9	54,028	8.1
Over three years through five years	44,579	8.2	46,392	7.8	66,720	10.0
Over five years through ten years	174,130	31.9	166,352	28.1	201,523	30.1
Over ten years through fifteen years	89,889	16.5	121,308	20.5	147,512	22.1
Over fifteen years	104,500	19.1	111,273	18.9	95,389	14.3
Residential mortgage-backed securities	84,816	15.5	94,769	16.0	90,473	13.5

	$545,694	100.0%	$591,511	100.0%	$668,613	100.0%

(1)	Based on stated maturity dates with no prepayment assumptions. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
     As shown above, our insurance subsidiaries held investments in residential mortgage-backed securities having a carrying value of $90.5 million at December 31, 2010. The mortgage-backed securities consist primarily of investments in governmental agency balloon pools with stated maturities between one and 24 years. The stated maturities of these investments limit the exposure of our insurance subsidiaries to extension risk should interest rates rise and prepayments decline. Our insurance subsidiaries perform an analysis of the underlying loans when evaluating a residential mortgage-backed security for purchase, and they select those securities that they believe will provide a return that properly reflects the prepayment risk associated with the underlying loans.

     The following table sets forth the investment results of our insurance subsidiaries for the years ended December 31, 2008, 2009 and 2010:

	Year Ended December 31,
(dollars in thousands)	2008	2009	2010
Invested assets(1)	$619,003	$649,486	$697,689
Investment income(2)	22,756	20,631	19,950
Average yield	3.7%	3.2%	2.9%
Average tax-equivalent yield	4.9	4.4	4.0

(1)	Average of the aggregate invested amounts at the beginning and end of the period.

(2)	Investment income is net of investment expenses and does not include realized investment gains or losses or provision for income taxes.
A.M. Best Rating
     Donegal Mutual and our insurance subsidiaries have an A.M. Best rating of A (Excellent), based upon their respective current financial condition and historical statutory results of operations. We believe that the A.M. Best rating of Donegal Mutual and our insurance subsidiaries is an important factor in their marketing of their products to their agents and customers. A.M. Best’s ratings are industry ratings based on a comparative analysis of the financial condition and operating performance of insurance companies. A.M. Best’s classifications are A++ and A+ (Superior), A and A- (Excellent), B++ and B+ (Very Good), B and B- (Good), C++ and C+ (Fair), C and C- (Marginal), D (Below Minimum Standards) and E and F (Liquidation). A.M. Best bases its ratings upon factors relevant to the payment of claims of policyholders and are not directed toward the protection of investors in insurance companies. According to A.M. Best, the “Excellent” rating that the Donegal Insurance Group maintains is assigned to those companies that, in A.M. Best’s opinion, have an excellent ability to meet their ongoing obligations to policyholders.
Regulation
     The supervision and regulation of insurance companies consists primarily of the laws and regulations of the various states in which the insurance companies transact business, with the primary regulatory authority being the insurance regulatory authorities in the state of domicile of the insurance company. Such supervision and regulation relate to numerous aspects of an insurance company’s business and financial condition. The primary purpose of such supervision and regulation is the protection of policyholders. The authority of the state insurance departments includes the establishment of standards of solvency that insurers must meet and maintain, the licensing of insurers and insurance agents to do business, the nature of, and limitations on, investments, premium rates for property and casualty insurance, the provisions that insurers must make for current losses and future liabilities, the deposit of securities for the benefit of policyholders, the approval of policy forms, notice requirements for the cancellation of policies and the approval of certain changes in control. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies.
     In addition to state-imposed insurance laws and regulations, the National Association of Insurance Commissioners, or the NAIC, has established a risk-based capital system for assessing the adequacy of statutory capital and surplus that augments the states’ current fixed dollar minimum capital requirements for insurance companies. At December 31, 2010, our insurance subsidiaries and Donegal Mutual each exceeded the minimum levels of statutory capital the risk-based capital rules require by a substantial margin.
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
     We are part of an insurance holding company system of which Donegal Mutual is the ultimate controlling person. All of the states in which our insurance companies and Donegal Mutual maintain a domicile have legislation that regulates insurance holding company systems. Each insurance company in the insurance holding company system must register with the insurance supervisory agency of its state of domicile and furnish information concerning the operations of companies within the insurance holding company system that may materially affect the operations, management or financial condition of the insurers within the system. Pursuant to these laws, the respective insurance departments in which our subsidiaries and Donegal Mutual maintain a domicile may examine our insurance subsidiaries or Donegal Mutual at any time, require disclosure of material transactions by the holding company with another member of the insurance holding company system and require prior notice or prior approval of certain transactions, such as “extraordinary dividends” from the insurance subsidiaries to the holding company. We have insurance subsidiaries domiciled in Pennsylvania, Maryland, Virginia, Iowa, Wisconsin and Michigan.
     The Pennsylvania Insurance Holding Companies Act, which generally applies to Donegal Mutual, us and our insurance subsidiaries, requires that all transactions within an insurance holding company system to which an insurer is a party must be fair and reasonable and that any charges or fees for services performed must be reasonable. Any management agreement, service agreement, cost sharing arrangement and reinsurance agreement must be filed with the Pennsylvania Insurance Department, or the Department, and is subject to Department review. We have filed the pooling agreement between Donegal Mutual and

Atlantic States that established the underwriting pool and the reinsurance agreements between Donegal Mutual and our insurance subsidiaries with the Department.
     Approval of the applicable insurance commissioner is also required prior to consummation of transactions affecting the control of an insurer. In virtually all states, including Pennsylvania, Iowa, Maryland, Virginia, Wisconsin and Michigan, where our insurance subsidiaries have states of domicile, the acquisition of 10% or more of the outstanding capital stock of an insurer or its holding company or the intent to acquire such an interest creates a rebuttable presumption of a change in control. Pursuant to an order issued in April 2003, the Department approved Donegal Mutual’s ownership of up to 70% of our outstanding Class A common stock and up to 100% of our outstanding Class B common stock.
     Our insurance subsidiaries have the legal obligation under state insurance laws to participate in involuntary insurance programs for automobile insurance, as well as other property and casualty insurance lines, in the states in which they conduct business. These programs include joint underwriting associations, assigned risk plans, fair access to insurance requirements plans, reinsurance facilities, windstorm plans and tornado plans. Legislation establishing these programs requires all companies that write lines covered by these programs to provide coverage, either directly or through reinsurance, for insureds who are unable to obtain insurance in the voluntary market. The legislation creating these programs usually allocates a pro rata portion of risks attributable to such insureds to each company on the basis of the direct premiums it has written in that state or the number of automobiles it insures in that state. Generally, state law requires participation in these programs as a condition to obtaining a certificate of authority. Our loss ratio on insurance we write under these involuntary programs has traditionally been significantly greater than our loss ratio on insurance we voluntarily write in those states.
     The insurance laws of the respective states of domicile of our insurance subsidiaries restrict the amount of dividends or other distributions our insurance subsidiaries may pay to us without the prior approval of the insurance regulatory authorities of that state. Generally, the maximum amount that an insurance subsidiary may pay to us during any year after notice to, but without prior approval of, the insurance commissioners of these states is limited to a stated percentage of that subsidiary’s statutory capital and surplus as of December 31 of the preceding fiscal year or the net income of that subsidiary for its preceding fiscal year. As of December 31, 2010, the amount of dividends our insurance subsidiaries could pay us during 2011, without the prior approval of their domiciliary insurance commissioners, was:

Name of Insurance Subsidiary	Ordinary Dividend Amount

Atlantic States	$19.2 million
Southern	None
Le Mars	2.6 million
Peninsula Group	4.2 million
Sheboygan	None
MICO	3.7 million

Total	$29.7 million

Donegal Mutual
     Donegal Mutual organized as a mutual fire insurance company in Pennsylvania in 1889. At December 31, 2010, Donegal Mutual had admitted assets of $338.4 million and policyholders’ surplus of $178.8 million. At December 31, 2010, Donegal Mutual had total liabilities of $159.7 million, including debt of $13.0 million, reserves for net losses and loss expenses of $41.8 million and unearned premiums of $31.3 million. Donegal Mutual’s investment portfolio of $217.6 million at December 31, 2010 consisted primarily of investment-grade bonds of $15.2 million and its investment in our common stock. At December 31, 2010, Donegal Mutual owned 8,355,184 shares, or approximately 42% of our Class A common stock, which Donegal Mutual carried on its books at $112.0 million, and 4,198,339 shares, or approximately 75%, of our Class B common stock which Donegal Mutual carried on its books at $56.3 million. We present Donegal Mutual’s financial information in accordance with SAP as required by the NAIC Accounting Practices and Procedures Manual. Donegal Mutual does not, nor is it required to, prepare financial statements in accordance with GAAP.
Donegal Financial Services Corporation
     Because Donegal Mutual and we together own all of the outstanding capital stock of DFSC, the OTS, regulates Donegal Mutual and us as unitary savings and loan holding companies. As a result, Donegal Mutual and we are subject to regulation by the OTS under the holding company provisions of the federal Home Owners’ Loan Act. Province Bank, as a federally chartered and insured stock savings association, is subject to regulation and supervision by the OTS and by the Federal Deposit Insurance Corporation. The primary purpose of the federal statutory and regulatory supervision of financial institutions is to protect depositors, the financial institutions and the financial system as a whole rather than the shareholders of financial institutions or their holding companies.
     Sections 23A and 23B of the Federal Reserve Act impart quantitative and qualitative restrictions on transactions between a savings association and its “affiliates.” Affiliates of a savings association include, among other entities, the savings association’s holding company and non-banking companies under common control with the savings association such as

Donegal Mutual and us. These restrictions on transactions with affiliates apply to transactions between DFSC and Province Bank, on the one hand, Donegal Mutual and us and our insurance subsidiaries, on the other hand. These restrictions also apply to transactions among DFSC, Province Bank and Donegal Mutual.
Cautionary Statement Regarding Forward-Looking Statements
     This Form 10-K Annual Report and the documents we incorporate by reference in this Form 10-K Annual Report contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include certain discussions relating to underwriting, premium and investment income volumes, business strategies, reserves, profitability and business relationships and our other business activities during 2010 and beyond. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “objective,” “project,” “predict,” “potential,” “goal” and other expressions of similar import. These forward-looking statements reflect our current views about future events, our current assumptions and are subject to known and unknown risks and uncertainties that may cause our results, performance or achievements to differ materially from those we anticipate or imply by our forward-looking statements. We cannot control or predict many of the factors that could determine our future financial conditions or results of operations. Such factors may include those we describe under “Risk Factors.” The forward-looking statements contained in this annual report reflect our views and assumptions only as of the date of this Form 10-K Report. Except as required by law, we do not intend to update, and we assume no responsibility for updating, any forward-looking statements we have made. We qualify all of our forward-looking statements by these cautionary statements.
Available Information
     You may obtain our Annual Reports on Form 10-K, including this Form 10-K Annual Report, our quarterly reports on Form 10-Q, our current reports on Form 8-K and our other filings pursuant to the Securities Exchange Act of 1934, or the Exchange Act, without charge by viewing our website, www.donegalgroup.com. You may also view our Code of Business Conduct and Ethics and the charters of our executive committee, our audit committee, our compensation committee and our nominating committee on our website. Upon request to our corporate secretary, we will also provide printed copies of any of these documents to you without charge. We have provided the address of our website solely for the information of investors. We do not intend the reference to our website address to be an active link or to otherwise incorporate the contents of our website into this Form 10-K Annual Report.

Item 1A. Risk Factors.
Risk Factors
     Risks Relating to Us and Our Business
     Donegal Mutual is our controlling stockholder, and it and its directors and executive officers have potential conflicts of interest between the best interests of our stockholders and the best interests of the policyholders of Donegal Mutual.
     Donegal Mutual controls the election of all of the members of our board of directors. Following our 2011 annual meeting of stockholders, six of the 11 members of our board of directors will also be directors of Donegal Mutual. Donegal Mutual and we have the same executive officers. These common directors and executive officers have a fiduciary duty to our stockholders and also have a fiduciary duty to the policyholders of Donegal Mutual. Among the potential conflicts of interest that could arise from these separate fiduciary duties are the following:
•	We and Donegal Mutual periodically review the percentage participation of Atlantic States and Donegal Mutual in the underwriting pool that Donegal Mutual and we have maintained since 1986;

•	Our insurance subsidiaries and Donegal Mutual annually review and then establish the terms of certain reinsurance agreements between them with the objective over the long-term of having an approximately equal balance between payments and recoveries;

•	We and Donegal Mutual periodically allocate certain shared expenses among ourselves and our insurance subsidiaries in accordance with various inter-company expense-sharing agreements; and

•	Our insurance subsidiaries may enter into other transactions or contractual relationships with Donegal Mutual, including, for example, our purchases from time to time from Donegal Mutual of the surplus note of a mutual insurance company that will convert into a stock insurance company and ultimately become one of our wholly owned subsidiaries.
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
     The interests of Donegal Mutual in maintaining this greater than majority control of us may have an adverse effect on the price of our Class A common stock and our Class B common stock because of the absence of any potential “takeover” premium and may be inconsistent with the interests of our stockholders other than Donegal Mutual.
     Donegal Mutual’s voting control, certain provisions of our certificate of incorporation and by-laws and certain provisions of Delaware law make it remote that anyone could acquire control of us unless Donegal Mutual were in favor of the acquisition of control.
     Donegal Mutual’s voting control, certain anti-takeover provisions in our certificate of incorporation and by-laws and certain provisions of the Delaware General Corporation Law or the DGCL, could delay or prevent the removal of members of our board of directors and could make a merger, tender offer or proxy contest involving us to be expensive as well as unlikely to succeed, even if such events were in the best interests of our stockholders other than Donegal Mutual. These factors could also discourage a third party from attempting to acquire control of us. In particular, our certificate of incorporation and by-laws include the following anti-takeover provisions:
•	our board of directors is classified into three classes, so that our stockholders elect only one-third of the members of our board of directors each year;

•	our stockholders may remove our directors only for cause;

•	our stockholders may not take stockholder action except at an annual or special meeting of our stockholders;

•	the request of stockholders holding at least 20% of the aggregate voting power of our Class A common stock and our Class B common stock is required to call a special meeting of our stockholders;

•	our bylaws require that stockholders provide us with advance notice to us to nominate candidates for election to our board of directors or to make a stockholder proposal at a stockholders’ meeting;

•	we do not permit cumulative voting rights in the election of our directors;

•	our certificate of incorporation does not provide for pre-emptive rights in connection with the securities we issue; and

•	our board of directors may issue, without stockholder approval unless otherwise required by law, preferred stock with such terms as our board of directors may determine.
     Moreover, the DGCL contains certain provisions that prohibit certain business combination transactions with an interested stockholder under certain circumstances.
     We have authorized preferred stock that we could issue without stockholder approval to make it more difficult for a third party to acquire us.
     We have 2,000,000 authorized shares of preferred stock that we could issue in one or more series without further stockholder approval, unless DGCL otherwise requires, and upon such terms and conditions, and having such rights, privileges and preferences, as our board of directors may determine our potential issuance of preferred stock and that may make it difficult for a third party to acquire control of us.
     Because we are an insurance holding company, no person can acquire or seek to acquire a 10% or greater interest in us without first obtaining approval of the insurance commissioners of the states of domicile of our insurance subsidiaries.
     We own insurance subsidiaries domiciled in the states of Pennsylvania, Maryland, Virginia, Iowa, Wisconsin and Michigan, and Donegal Mutual controls an insurance company domiciled in Georgia. The insurance laws of each of these states provide that no person can acquire or seek to acquire a 10% or greater interest in us without first filing specified information with the insurance commissioner of that state and obtaining the prior approval of the proposed acquisition of a 10% or greater interest in us by the state insurance commissioner based on statutory standards designed to protect the safety and soundness of the insurance holding company and its subsidiary.
     Our insurance subsidiaries currently conduct business in a limited number of states, with a concentration of business in Pennsylvania, Maryland and Virginia. Any single catastrophe occurrence or other condition affecting losses in these states could adversely affect the results of operations of our insurance subsidiaries.
     Our insurance subsidiaries conduct business in 22 states located primarily in the Mid-Atlantic, Midwestern, New England and Southern states. A substantial portion of their business consists of private passenger and commercial automobile, homeowners and workers’ compensation insurance in Pennsylvania, Maryland and Virginia. While our insurance subsidiaries and Donegal Mutual actively manage our respective exposure to catastrophes through their underwriting process and the purchase of reinsurance, a single catastrophic occurrence, destructive weather pattern, general economic trend, terrorist attack, regulatory development or other condition affecting one or more of the states in which our insurance subsidiaries conduct substantial business could materially adversely affect their business, financial condition and results of operations. Common catastrophic events include hurricanes, earthquakes, tornadoes, wind and hail storms, fires, explosions and severe winter storms.
     If the independent agents who market the products of our insurance subsidiaries do not maintain their current levels of premium writing with us, fail to comply with established underwriting guidelines of our insurance subsidiaries or otherwise inappropriately market the products of our insurance subsidiaries, the business, financial condition and results of operations of our insurance subsidiaries could be adversely affected.
     Our insurance subsidiaries market their insurance products solely through a network of approximately 2,200 independent insurance agencies. This agency force is one of the most important components of the competitive profile of our insurance subsidiaries. As a result, our insurance subsidiaries depend to a material extent upon the independent agents they use, each of whom has the authority to bind our insurance subsidiaries to insurance policies. To the extent that our independent agents’ marketing efforts cannot maintain their current levels of volume and quality or they bind our insurance subsidiaries to unacceptable insurance risks, fail to comply with the established underwriting guidelines of our insurance subsidiaries or otherwise inappropriately market the products of our insurance subsidiaries, the business, financial condition and results of operations of our insurance subsidiaries could suffer.
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
     We are dependent on dividends from our insurance subsidiaries for the payment of our operating expenses, our debt service and dividends to our stockholders; however, there are regulatory restrictions and business considerations that regulate the amount of dividends our insurance subsidiaries may pay to us.
     As a holding company, we rely primarily on dividends from our insurance subsidiaries as a source of funds to meet our corporate obligations and to pay dividends to our stockholders. The amount of dividends our insurance subsidiaries can pay to us is subject to regulatory restrictions and depends on the amount of surplus our subsidiaries maintain. From time to time, the NAIC and various state insurance regulators consider modifying the method of determining the amount of dividends that an insurance company may pay without prior regulatory approval. The maximum amount of ordinary dividends that our insurance subsidiaries can pay to us in 2011 without prior regulatory approval is approximately $29.7 million. Other business and regulatory considerations, such as the impact of dividends on surplus that could affect the ratings, competitive conditions, the investment results of our subsidiaries and the amount of premiums that our insurance subsidiaries can write could also adversely impact the ability of our insurance subsidiaries to pay dividends to us.
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
     Our strategy is to expand our business through the organic growth of our insurance subsidiaries and through our strategic acquisitions of regional insurance companies. Our insurance subsidiaries will require additional capital in the future to support this strategy. If we cannot obtain sufficient capital on satisfactory terms and conditions, we may not be able to expand the business of our insurance subsidiaries or to make future acquisitions. Our ability to obtain additional financing will depend on a number of factors, many of which are beyond our control. For example, we may not be able to obtain additional debt or equity financing because we or our insurance subsidiaries may already have substantial debt at the time, because we or our insurance subsidiaries do not have sufficient cash flow to service or repay our existing or additional debt or because financial institutions are not making financing available. In addition, any equity capital we obtain in the future could be dilutive to our existing stockholders.
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
     The greater capitalization of many of the competitors of our insurance subsidiaries enables them to operate with lower profit margins and, therefore, allows them to market their products more aggressively, to take advantage more quickly of new marketing opportunities and to offer lower premium rates. Our insurance subsidiaries may not be able to maintain their current competitive position in the markets in which they operate if their competitors offer prices on products that are lower than the prices our insurance subsidiaries are prepared to offer. Moreover, if these competitors lower the price of their products and our insurance subsidiaries meet their pricing, the profit margins and revenues of our insurance subsidiaries may decrease and their ratios of claims and expenses to premiums may increase. All of these factors could materially adversely affect the financial condition and results of operations of our insurance subsidiaries.
     Because the investment portfolios of our insurance subsidiaries consist primarily of fixed-income securities, their investment income and the fair value of their investment portfolios could decrease as a result of a number of factors.
     Our insurance subsidiaries invest the premiums they receive from their policyholders and maintain investment portfolios that consist primarily of fixed-income securities. The management of these investment portfolios is an important component of the profitability of our insurance subsidiaries and a significant portion of the operating income of our insurance subsidiaries generate derives from the income they receive on their invested assets. A number of factors offset the quality and/or yield of their portfolios, including the general economic and business environment, government monetary policy, changes in the credit quality of the issuers of the fixed-income securities our insurance subsidiaries own, changes in market conditions and regulatory changes. The fixed-income securities our insurance subsidiaries own consist primarily of securities issued by domestic entities that are backed either by the credit or collateral of the underlying issuer. Factors such as an economic downturn, disruption in the credit market or the availability of credit, a regulatory change pertaining to a particular issuer’s industry, a significant deterioration in the cash flows of the issuer or a change in the issuer’s marketplace may adversely affect the ability of our insurance subsidiaries to collect principal and interest from the issuer.
     The investments of our insurance subsidiaries are also subject to risk resulting from interest rate fluctuations. Increasing interest rates or a widening in the spread between interest rates available on U.S. Treasury securities and corporate debt or asset-backed securities, for example, will typically have an adverse impact on the market values of fixed-rate securities. If interest rates decline, as was the case in 2010 and which is currently continuing, our insurance subsidiaries would generally have a lower overall rate of return on investments of cash their operations generate. In addition, in the event of the call or maturity of investments in a declining interest rate environment, our insurance subsidiaries may not be able to reinvest the proceeds in securities with comparable interest rates. Changes in interest rates may reduce both the profitability and the return on the invested capital of our insurance subsidiaries.
     We and our insurance subsidiaries depend on key personnel. The loss of any member of their senior management or our executive management could negatively affect the implementation of their business strategies and achievement of their growth objectives.
     The loss of, or failure to attract, key personnel could significantly impede the financial plans, growth, marketing and other objectives of us and our insurance subsidiaries. Their continued success depends to a substantial extent on the ability and experience of their senior management. Our insurance subsidiaries and we believe that our future success is dependent on our ability to attract and retain additional skilled and qualified personnel and to expand, train and manage our employees. We and our insurance subsidiaries may be unable to do so because of the intense competition for experienced personnel in the insurance industry. With limited exceptions, we and our insurance subsidiaries do not have employment agreements with our key personnel.
     The reinsurance agreements on which our insurance subsidiaries rely do not relieve our insurance subsidiaries from their primary liability to their policyholders, and our insurance subsidiaries face a risk of non-payment from their reinsurers as well as the non-availability of reinsurance in the future.

     Our insurance subsidiaries rely on reinsurance agreements to limit their maximum net loss from large single catastrophic risks or excess of loss risks in areas where our insurance subsidiaries may have a concentration of policyholders. Reinsurance also enables our insurance subsidiaries to increase their capacity to write insurance because it has the effect of leveraging the surplus of our insurance subsidiaries. Although the reinsurance our insurance subsidiaries maintain provides that the reinsurer is liable to them for any reinsured losses, the reinsurance does not relieve our insurance subsidiaries from their primary liability to their policyholders if the reinsurer fails to pay our insurance subsidiaries. To the extent that a reinsurer is unable to pay losses for which it is liable to our insurance subsidiaries, our insurance subsidiaries remain liable for such losses. As of December 31, 2010, our insurance subsidiaries had approximately $100.5 million of reinsurance receivables from third-party reinsurers relating to paid and unpaid losses. Any insolvency or inability of these reinsurers to make timely payments to our insurance subsidiaries under the terms of their reinsurance agreements would adversely affect the results of operations of our insurance subsidiaries.
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
     Property and casualty insurers are subject to extensive supervision in their domiciliary states and in the states in which they do business. This regulatory oversight includes matters relating to:
•	licensing and examination;

•	approval of premium rates;

•	market conduct;

•	policy forms;

•	limitations on the nature and amount of certain investments;

•	claims practices;

•	mandated participation in involuntary markets and guaranty funds;

•	reserve adequacy;

•	insurer solvency;

•	transactions between affiliates;

•	the amount of dividends that insurers may pay; and

•	restrictions on underwriting standards.

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
     The NAIC and state insurance regulators are re-examining existing laws and regulations, specifically focusing on:
•	insurance company investments;

•	issues relating to the solvency of insurance companies;

•	risk-based capital guidelines;

•	restrictions on the terms and conditions included in insurance policies;

•	certain methods of accounting;

•	reserves for unearned premiums, losses and other purposes;

•	the values at which insurance companies may carry investment securities and the definition of other-than-temporary impairment;

•	interpretations of existing laws and the development of new laws. Changes in state laws and regulations, as well as changes in the way state regulators view related-party transactions in particular, could change the operating environment of our insurance subsidiaries and have an adverse effect on their business.
     The state insurance regulatory framework has recently come under increased federal scrutiny partly as a result of the substantial emergency funding the federal government provided AIG and other distressed financial institutions. Congress is considering proposals that it should create an optional federal charter for insurers. Federal chartering has the potential to create an uneven playing field for insurers by subjecting federally-chartered and state-chartered insurers to different regulatory requirements. Federal chartering also raises the possibility of duplicative or conflicting federal and state requirements. In addition, if federal legislation repeals the partial exemption for the insurance industry from federal antitrust laws, our ability to collect and share loss cost data with the industry could adversely affect the results of operations of our insurance subsidiaries.
     Insurance companies are subject to assessments, based on their market share in a given line of business, to assist in the payment of unpaid claims and related costs of insolvent insurance companies. Such assessments could adversely affect the financial condition of our insurance subsidiaries.

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
     The financial condition, cash flows and results of operations of our insurance subsidiaries depend on their ability to underwrite and set rates accurately for a full spectrum of risks, across a number of lines of insurance. Rate adequacy is necessary to generate sufficient premium to pay losses, loss adjustment expenses and underwriting expenses and to earn a profit.
     The ability to underwrite and set rates effectively is subject to a number of risks and uncertainties, including:
•	the availability of sufficient, reliable data;

•	the ability to conduct a complete and accurate analysis of available data;

•	the ability to recognize in a timely manner changes in trends and to project both the severity and frequency of losses with reasonable accuracy;

•	uncertainties generally inherent in estimates and assumptions;

•	the ability to project changes in certain operating expense levels with reasonable certainty;

•	the development, selection and application of appropriate rating formulae or other pricing methodologies;

•	the use of modeling tools to assist with correctly and consistently achieving the intended results in underwriting and pricing ;

•	the ability to innovate with new pricing strategies, and the success of those innovations on implementation;

•	the ability to secure regulatory approval of premium rates on an adequate and timely basis;

•	the ability to predict policyholder retention accurately;

•	unanticipated court decisions, legislation or regulatory action;

•	unanticipated changes in our claim settlement practices;

•	changing driving patterns for auto exposures; changing weather patterns for property exposures;

•	changes in the medical sector of the economy;

•	unanticipated changes in auto repair costs, auto parts prices and used car prices;

•	impact of inflation and other factors on the cost of construction materials and labor;

•	the ability to monitor property concentration in catastrophe-prone areas, such as hurricane, earthquake and wind/hail regions; and

•	the general state of the economy in the states in which we operate.
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
     Our Class A common stock has limited liquidity. Reported average daily trading volume in our Class A common stock for the year ended December 31, 2010 was approximately 30,414 shares. This limited liquidity could subject our shares of Class A common stock to greater price volatility.
     Donegal Mutual’s ownership of our stock, anti-takeover provisions of our certificate of incorporation and by-laws and certain state laws make it unlikely anyone could acquire control of us unless Donegal Mutual were in favor of the acquisition of control.
     Donegal Mutual’s ownership of our Class A common stock and Class B common stock, certain anti-takeover provisions of our certificate of incorporation and by-laws, certain provisions of Delaware law and the insurance laws and regulations of Pennsylvania, Maryland, Michigan, Iowa, Virginia, Wisconsin and Georgia could delay or prevent the removal of members of our board of directors and could make it more difficult for a merger, tender offer or proxy contest involving us to succeed, even if our stockholders other than Donegal Mutual believed any of such events would be beneficial to them. These factors could also discourage a third party from attempting to acquire control of us. The classification of our board of directors could also have the effect of delaying or preventing a change in our control.
     In addition, we have 2,000,000 authorized shares of preferred stock that we could issue in one or more series without stockholder approval, to the extent applicable law permits, and upon such terms and conditions, and having such rights, privileges and preferences, as our board of directors may determine. Our ability to issue preferred stock could make it difficult for a third party to acquire us. We have no current plans to issue any preferred stock.
     Moreover, the DGCL contains certain provisions that prohibit certain business combination transactions under certain circumstances. In addition, state insurance laws and regulations generally prohibit any person from acquiring, or seeking to acquire, a 10% or greater interest in an insurance company without the prior approval of the state insurance commissioner of the state of domicile of the insurer.
Item 1B. Unresolved Staff Comments.
     We have no unresolved written comments from the SEC staff regarding our filings under the Exchange Act.
Item 2. Properties.
     We and our insurance subsidiaries share administrative headquarters with Donegal Mutual in a building in Marietta, Pennsylvania that Donegal Mutual owns. Donegal Mutual charges us and our insurance subsidiaries for an appropriate portion of the building expenses under an inter-company allocation agreement. The Marietta headquarters has approximately 230,000 square feet of office space. Southern owns a facility of approximately 10,000 square feet in Glen Allen, Virginia. Le Mars owns a facility of approximately 25,500 square feet in Le

Mars, Iowa, the Peninsula Group owns a facility of approximately 14,600 square feet in Salisbury, Maryland and Sheboygan owns a facility of approximately 8,800 square feet in Sheboygan Falls, Wisconsin.
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
Executive Officers of the Company
     The following table sets forth information regarding the executive officers of Donegal Mutual and us, each of whom has served with us for more than 10 years:

Name	Age	Position
Donald H. Nikolaus	68	President and Chief Executive Officer of Donegal Mutual since 1981; President and Chief Executive Officer of us since 1986.
Robert G. Shenk	57	Senior Vice President, Claims, of Donegal Mutual and us since 1997; other positions from 1986 to 1997.
Cyril J. Greenya	66	Senior Vice President and Chief Underwriting Officer, of Donegal Mutual and us since 2005, Senior Vice President, Underwriting of Donegal Mutual from 1997 to 2005; other positions from 1986 to 2005.
Daniel J. Wagner	50	Senior Vice President and Treasurer of Donegal Mutual and us since 2005; Vice President and Treasurer of Donegal Mutual and us from 2000 to 2005; other positions from 1993 to 2005.
Jeffrey D. Miller	46	Senior Vice President and Chief Financial Officer of Donegal Mutual and us since 2005; Vice President and Controller of Donegal Mutual and us from 2000 to 2005; other positions from 1995 to 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     We incorporate the response to this Item in part by reference to page 44 of our Annual Report to Stockholders for the year ended December 31, 2010, or our 2010 Annual Report. We include our 2010 Annual Report as Exhibit (13) to this Form 10-K Report.
     As of March 4, 2011, we had approximately 1,247 holders of record of our Class A common stock and approximately 393 holders of record of our Class B common stock.
     We declared dividends of $0.45 per share on our Class A common stock and $0.40 per share on our Class B common stock in 2009 and $0.46 per share on our Class A common stock and $0.41 per share on our Class B common stock in 2010.
     Between October 1, 2010 and December 31, 2010, we and Donegal Mutual purchased shares of our Class A common stock and Class B common stock as set forth in the table below.

(d) Maximum
Number (or
			(c) Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares
			Purchased as Part	(or Units) that May
	(a) Total Number of	(b) Average Price	of Publicly	Yet Be Purchased
	Shares (or Units)	Paid per Share	Announced Plans	Under the Plans
Period	Purchased	(or Unit)	of Programs	or Programs(1)

Month #1	Class A — —	Class A — $—	Class A — —
October 1-31, 2010	Class B — 5,450	Class B — $20.00	Class B — 5,450

Month #2	Class A — —	Class A — $—	Class A — —
November 1-30, 2010	Class B — 2,616	Class B — $20.00	Class B — 2,616

Month #3	Class A — —	Class A — $—	Class A — —
December 1-31, 2010	Class B — 301	Class B — $17.26	Class B — 301

Total	Class A — —	Class A — $—	Class A — —
	Class B — 8,367	Class B — $19.90	Class B — 8,367

(1)	Donegal Mutual purchased these shares pursuant to its announcement on August 17, 2004 that it will, at its discretion, purchase shares of our Class A common stock and Class B common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. Such announcement did not stipulate a maximum number of shares that may be purchased under this stock repurchase program.

     Our performance graph is included on page 43 of our 2010 Annual Report.
Item 6. Selected Financial Data.
     We incorporate the response to this Item by reference to page 8 of our 2010 Annual Report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     We incorporate the response to this Item by reference to pages 10 through 19 of our 2010 Annual Report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     We have exposure to the impact of changes in interest rates, changes in fair values of investments and credit risk because each them maintains a substantial investment portfolio in relation to its total assets.
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
     The following table presents the principal cash flows and related weighted-average interest rates by expected maturity dates for financial instruments sensitive to interest rates of our insurance subsidiaries:

	As of December 31, 2010
		Weighted-average
(amounts in thousands)	Principal cash flows	interest rate
Fixed maturities and short-term investments:
2011	$53,551	1.14%
2012	24,891	4.10
2013	27,004	4.02
2014	25,261	3.94
2015	42,080	4.08
Thereafter	523,954	4.42

Total	$696,741

Fair value	$712,431

Debt:
2011	$617	0.50%
2013	$35,000	2.25
Thereafter	$20,465	4.35

Total	$56,082

Fair Value	$56,082

     The actual cash flows of our insurance subsidiaries and Donegal Mutual from investments may differ from those indicated above because of calls and prepayments.
     Equity Price Risk
     Our insurance subsidiaries carry their portfolios of marketable equity securities on their consolidated balance sheets at estimated fair value. These securities have exposure to equity price risk. We define equity price risk as the risk of potential loss in the estimated fair value of these securities resulting from an adverse change in prices of these securities. Our insurance subsidiaries seek to mitigate equity price risk and exposure by earning competitive relative returns on diverse portfolios of high-quality and liquid securities.
     Credit Risk
     The fixed-maturity securities portfolios our insurance subsidiaries maintain and, to a lesser extent, their short-term investments of our insurance subsidiaries are subject to credit risk. We define credit risk as the potential loss in market value resulting from adverse changes in a borrower’s ability to repay its debt. Our insurance subsidiaries seek to manage this risk through pre-investment underwriting analysis and regular reviews by our internal investment staff. Each of our insurance subsidiaries seeks to limit its credit risk by limiting the amount of its fixed-maturity investments in the securities of any one issuer.
     Our insurance subsidiaries provide property and casualty insurance coverages through independent insurance agencies located throughout the states in which Donegal Mutual and our insurance subsidiaries conduct business. Our insurance subsidiaries bill the majority of this business directly to the policyholder, although our insurance subsidiaries bill a portion of their commercial business through the agents of our insurance subsidiaries. Our insurance subsidiaries extend credit to agents in the normal course of their business.
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
Item 8. Financial Statements and Supplementary Data.
     We incorporate the response to this Item by reference to pages 8 through 43 of our 2010 Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
     Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010 covered by this Form 10-K Report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2010, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information we are required to disclose in the reports that we file or submit under the Exchange Act and our disclosure controls and procedures are also effective to ensure that information we disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.
     Internal Control over Financial Reporting
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we include a report of our management’s assessment of the design and effectiveness of our internal control over financial reporting as part of our 2010 Annual Report. KPMG LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2010 based on criteria established by Internal Control —

Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission which we incorporate by reference in the Form 10-K Report. We include the report of KPMG LLP dated March 14, 2011 as part of our 2010 Annual Report.
     Changes in Internal Control over Financial Reporting
     We did not make any changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2010 that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.
Item 9B. Other Information.
     None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance of the Registrant.
     We incorporate the response to this Item by reference to our proxy statement we will file with the SEC on or about March 18, 2011 relating to our annual meeting of stockholders that we will hold on April 21, 2011, or our Proxy Statement. We respond to this Item with respect to our executive officers by reference to Part I of this Form 10-K Report.
     We incorporate the full text of our Code of Business Conduct and Ethics by reference to Exhibit 14 to this Form 10-K Report.

Item 11.	Executive Compensation.
     We incorporate the response to this Item by reference to our Proxy Statement. Neither the Report of our Compensation Committee nor the Report of our Audit Committee included in our Proxy Statement shall constitute or be deemed to constitute a filing with the SEC under the Securities Act or the Exchange Act or be deemed incorporated by reference into any filing we make under the Securities Act or the Exchange Act, except to the extent we specifically incorporate the Report of Our Compensation Committee or the Report of Our Audit Company by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     We incorporate the response to this Item by reference to our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence.
     We incorporate the response to this Item by reference to our Proxy Statement.

Item 14.	Principal Accountant Fees and Services.
     We incorporate the response to this Item by reference to our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedule.
     (a) Financial statements, financial statement schedule and exhibits filed:
          (a) Consolidated Financial Statements

Page*

Reports of Independent Registered Public Accounting Firm	40, 42

Donegal Group Inc. and Subsidiaries:

Consolidated Balance Sheets as of December 31, 2010 and 2009	20

Consolidated Statements of Income and Comprehensive Income for each of the years in the three-year period ended December 31, 2010, 2009 and 2008	21

Consolidated Statements of Stockholders’ Equity for each of the years in the three-year period ended December 31, 2010, 2009 and 2008	22

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2010, 2009 and 2008	23

Notes to Consolidated Financial Statements	24

Report and Consent of Independent Registered Public Accounting Firm	Exhibit 23
          (b) Financial Statement Schedule

Page

Donegal Group Inc. and Subsidiaries

Schedule III — Supplementary Insurance Information	S-1
          We have omitted all other schedules since they are not required, not applicable or the information is included in the financial statements or notes to the financial statements.

*	Refers to pages of our 2010 Annual Report to Stockholders. We incorporate by reference to pages 20 through 42 of our 2010 Annual Report, our Consolidated Financial Statements, Notes to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm on consolidated financial statements, Management’s Report on

Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting. With the exception of the portions of our 2010 Annual Report we incorporate by reference in our response to this Item 15(b) and incorporate by reference Items 5, 6, 7 and 8 of this Form 10-K Report, our 2010 Annual Report shall not be deemed filed as part of this Form 10-K Report or otherwise subject to the liabilities of Section 18 of the Exchange Act.
          (c) Exhibits

Exhibit No.	Description of Exhibits	Reference

(3)(i)	Certificate of Incorporation of Donegal Group Inc., as amended.	(a)

(3)(ii)	Amended and Restated By-laws of Donegal Group Inc.	(r)

Management Contracts and Compensatory Plans or Arrangements

(10)(B)	Donegal Group Inc. 2001 Equity Incentive Plan for Employees.	(c)

(10)(C)	Donegal Group Inc. 2001 Equity Incentive Plan for Directors.	(c)

(10)(D)	Donegal Group Inc. 2001 Employee Stock Purchase Plan, as amended.	(d)

(10)(E)	Donegal Group Inc. Amended and Restated 2001 Agency Stock Purchase Plan.	(e)

(10)(F)	Donegal Mutual Insurance Company 401(k) Plan.	(f)

(10)(G)	Amendment No. 1 effective January 1, 2000 to Donegal Mutual Insurance Company 401(k) Plan.	(f)

(10)(H)	Amendment No. 2 effective January 6, 2000 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

(10)(I)	Amendment No. 3 effective July 23, 2001 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

(10)(J)	Amendment No. 4 effective January 1, 2002 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

(10)(K)	Amendment No. 5 effective December 31, 2001 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

Exhibit No.	Description of Exhibits	Reference

(10)(L)	Amendment No. 6 effective July 1, 2002 to Donegal Mutual Insurance Company 401(k) Plan.	(p)

(10)(M)	Donegal Group Inc. 2007 Equity Incentive Plan for Employees.	(s)

(10)(N)	Donegal Group Inc. 2007 Equity Incentive Plan for Directors.	(s)

(10)(O)	Donegal Group Inc. Incentive Compensation Program.	(u)

Other Material Contracts

(10)(O)	Amended and Restated Tax Sharing Agreement dated as of October 19, 2006 among Donegal Group Inc., Atlantic States Insurance Company, Southern Insurance Company of Virginia, Le Mars Insurance Company, The Peninsula Insurance Company and Peninsula Indemnity Company.	(p)

(10)(P)	Amended and Restated Services Allocation Agreement dated July 20, 2006 among Donegal Group Inc., Atlantic States Insurance Company, Southern Insurance Company, Le Mars Insurance Company, The Peninsula Insurance Company, Peninsula Indemnity Company and Donegal Mutual Insurance Company.	(b)

(10)(Q)	Proportional Reinsurance Agreement dated September 29, 1986 between Donegal Mutual Insurance Company and Atlantic States Insurance Company.	(h)

(10)(R)	Amendment dated October 1, 1988 to Proportional Reinsurance Agreement between Donegal Mutual Insurance Company and Atlantic States Insurance Company.	(i)

(10)(S)	Amendment dated July 16, 1992 to Proportional Reinsurance Agreement between Donegal Mutual Insurance Company and Atlantic States Insurance Company.	(j)

(10)(T)	Amendment dated as of December 21, 1995 to Proportional Reinsurance Agreement between Donegal Mutual Insurance Company and Atlantic States Insurance Company.	(k)

(10)(U)	Reinsurance and Retrocession Agreement dated May 21, 1996 between Donegal Mutual Insurance Company and Southern Insurance Company of Virginia.	(g)

(10)(V)	Amendment dated as of April 20, 2000 to Proportional	(l)

Exhibit No.	Description of Exhibits	Reference

Reinsurance Agreement between Donegal Mutual Insurance Company and Atlantic States Insurance Company.

(10)(W)	Lease Agreement dated as of September 1, 2000 between Donegal Mutual Insurance Company and Province Bank FSB.	(c)

(10)(X)	Plan of Conversion of Le Mars Mutual Insurance Company of Iowa adopted August 11, 2003.	(n)

(10)(Y)	Stock Purchase Agreement dated as of October 28, 2003 between Donegal Group Inc. and Folksamerica Holding Company, Inc.	(m)

(10)(Z)	Credit Agreement dated as of November 25, 2003 between Donegal Group Inc. and Manufacturers and Traders Trust Company.	(n)

(10)(AA)	First Amendment to Credit Agreement dated as of July 20, 2006 between Donegal Group Inc. and Manufacturers and Traders Trust Company.	(b)

(10)(BB)	Amended and Restated Services Allocation Agreement dated October 19, 2006 among Donegal Group Inc., Atlantic States Insurance Company, Southern Insurance Company of Virginia, Le Mars Insurance Company, The Peninsula Insurance Company, Peninsula Indemnity Company and Donegal Mutual Insurance Company.	(q)

(10)(CC)	Amendment dated as of February 11, 2008 to Proportional Reinsurance Agreement between Donegal Mutual Insurance Company and Atlantic States Insurance Company.	(t)

(10)(DD)	Contribution Note Purchase Agreement dated as of December 27, 2006 between Donegal Mutual Insurance Company and Sheboygan Falls Mutual Insurance Company.	(v)

Exhibit No.	Description of Exhibits	Reference

(10)(EE)	Plan of Conversion of Sheboygan Falls Mutual Insurance Company adopted October 14, 2008.	(v)

(10)(FF)	Surplus Note Purchase Agreement dated as of September 8, 2009 between Donegal Mutual Insurance Company and Southern Mutual Insurance Company.	(w)

(10)(GG)	Quota-share Reinsurance Agreement dated as of October 30, 2009 but effective as of 11:59 p.m. on October 31, 2009 between Donegal Mutual Insurance Company and Southern Mutual Insurance Company.	(w)

(10)(HH)	Services and Affiliation Agreement dated as of October 30, 2009 between Donegal Mutual Insurance Company and Southern Mutual Insurance Company.	(w)

(10)(II)	Technology License Agreement dated as of October 30, 2009 between Donegal Mutual Insurance Company and Southern Mutual Insurance Company.	(w)

(10)(JJ)	Amended and Restated Proportional Reinsurance Agreement dated March 1, 2010 between Donegal Mutual Insurance Company and Atlantic States Insurance Company.	(w)

(10)(KK)	Agreement and Plan of Merger dated as of April 19, 2010, and as amended as of May 20, 2010, among Donegal Acquisition Inc., Donegal Financial Services Corporation, Donegal Group Inc. and Union National Financial Corporation; amended dated as of September 1, 23010; amended dated December 8, 2010.	(x)

(10)(LL)	Amended and Restated Agreement and Plan of Merger dated as of December 6, 2010 among Michigan Insurance Company, West Bend Mutual Insurance Company, Donegal Group Inc. and DGI Acquisition Corp.	(y)

(10)(MM)	Surplus Note Purchase Agreement dated as of July 15, 2010 between Donegal Mutual Insurance Company and West Bend Mutual Insurance Company.	Filed herewith

(10)(NN)	Amended and Restated Tax Sharing Agreement dated December 1, 2010 among Donegal Group, Inc., Atlantic States Insurance Company, Southern Insurance Company of Virginia, Le Mars Insurance Company, The Peninsula	Filed herewith

Exhibit No.	Description of Exhibits	Reference

Insurance Company, Peninsula Indemnity Company and Michigan Insurance Company.

(10)(OO)	Amended and Restated Services Allocation Agreement dated as of December 1, 2010 among Donegal Group Inc., Atlantic States Insurance Company, Southern Insurance Company of Virginia, Le Mars Insurance Company, The Peninsula Insurance Company, Peninsula Indemnity Company and Michigan Insurance Company.	Filed herewith

(10)(PP)	Quota-share Reinsurance Agreement dated as of December 1, 2010 between Donegal Mutual Insurance Company and Michigan Insurance Company.	Filed herewith

(10)(QQ)	Donegal Group Inc. 2011 Employee Stock Purchase Plan.	Filed herewith

(10)(RR)	Donegal Group Inc. 2011 Equity Incentive Plan for Employees.	Filed herewith

(10)(SS)	Donegal Group Inc. 2011 Agency Stock Purchase Plan.	Filed herewith

(10)(TT)	Donegal Group Inc. 2011 Equity Incentive Plan for Directors.	Filed herewith

(13)	2010 Annual Report to Stockholders (electronic filing contains only those portions incorporated by reference into this Form 10-K Report).	Filed herewith

(14)	Code of Business Conduct and Ethics	(o)

(21)	Subsidiaries of Registrant.	Filed herewith

(23)	Report and Consent of Independent Registered Public Accounting Firm	Filed herewith

(31.1)	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer	Filed herewith

(31.2)	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer	Filed herewith

(32.1)	Section 1350 Certification of Chief Executive Officer	Filed herewith

Exhibit No.	Description of Exhibits	Reference

(32.2)	Section 1350 Certification of Chief Financial Officer	Filed herewith

(a)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form S-3 Registration Statement No. 333-59828 filed April 30, 2001.

(b)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2001.

(c)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2000.

(d)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form S-8 Registration Statement No. 333-62974 filed June 14, 2001.

(e)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form S-2 Registration Statement No. 333-63102 declared effective February 8, 2002.

(f)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 1999.

(g)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 1996.

(h)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form S-1 Registration Statement No. 33-8533 declared effective October 29, 1986.

(i)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 1988.

(j)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 1992.

(k)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated December 21, 1995.

(l)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated May 31, 2000.

(m)	We incorporate such exhibit by reference to the like-described exhibits in Registrant’s Form 8-K Report dated November 3, 2003.

(n)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated December 1, 2003.

(o)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Annual Report for the year ended December 31, 2003.

(p)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated October 23, 2006.

(q)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2006.

(r)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated December 22, 2006.

(s)	We incorporate such exhibit by reference to the like-numbered exhibit in Registrant’s Form 8-K Report dated April 20, 2007.

(t)	We incorporate such exhibit by reference to the like-numbered exhibit in Registrant’s Form 8-K Report dated February 13, 2008.

(u)	We incorporate such exhibit by reference to the description of such plan in Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on April 21, 2011.

(v)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Annual Report for the year ended December 31, 2009.

(w)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Annual Report for the year ended December 31, 2010.

(x)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form S-4 registration statement filed June 25, 2010, Registrant’s Form 8-K Report dated September 1, 2010 and Registrant’s Form 8-K Report dated December 8, 2010.

(y)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K dated December 8, 2010.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONEGAL GROUP INC.
By:	/s/ Donald H. Nikolaus
Donald H. Nikolaus, President

Date: March 14, 2011
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald H. Nikolaus Donald H. Nikolaus	President and a Director (principal executive officer)	March 14, 2011

/s/ Jeffrey D. Miller Jeffrey D. Miller	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	March 14, 2011

/s/ Robert S. Bolinger Robert S. Bolinger	Director	March 14, 2011

/s/ Philip A. Garcia Philip A. Garcia	Director	March 14, 2011

Signature	Title	Date

/s/ Patricia A. Gilmartin Patricia A. Gilmartin	Director	March 14, 2011

/s/ Philip H. Glatfelter, II Philip H. Glatfelter, II	Director	March 14, 2011

/s/ Kevin M. Kraft, Sr. Kevin M. Kraft, Sr.	Director	March 14, 2011

/s/ John J. Lyons John J. Lyons	Director	March 14, 2011

/s/ Jon M. Mahan Jon M. Mahan	Director	March 14, 2011

/s/ S. Trezevant Moore, Jr. S. Trezevant Moore, Jr.	Director	March 14, 2011

/s/ R. Richard Sherbahn R. Richard Sherbahn	Director	March 14, 2011

/s/ Richard D. Wampler, II Richard D. Wampler, II	Director	March 14, 2011

DONEGAL GROUP INC. AND SUBSIDIARIES
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
($ in thousands)
Years Ended December 31, 2010, 2009 and 2008

				Amortization
	Net	Net	Net Losses	of Deferred	Other	Net
	Earned	Investment	And Loss	Policy	Underwriting	Premiums
Segment	Premiums	Income	Expenses	Acquisition Costs	Expenses	Written
Year Ended December 31, 2010

Personal lines	$260,469	$—	$196,008	$45,719	$37,596	$268,047
Commercial lines	117,561	—	78,301	20,635	16,969	123,475
Investments	—	19,950	—	—	—	—

	$378,030	$19,950	$274,309	$66,354	$54,565	$391,522

Year Ended December 31, 2009

Personal lines	$241,844	$—	$178,040	$41,071	$34,634	$252,487
Commercial lines	113,181	—	72,795	19,221	16,209	110,742
Investments	—	20,631	—	—	—	—

	$355,025	$20,631	$250,835	$60,292	$50,843	$363,229

Year Ended December 31, 2008

Personal lines	$225,024	$—	$155,573	$37,821	$34,482	$239,540
Commercial lines	121,551	—	68,728	20,429	18,626	125,401
Investments	—	22,756	—	—	—	—

	$346,575	$22,756	$224,301	$58,250	$53,108	$364,941

S-1

DONEGAL GROUP INC. AND SUBSIDIARIES
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION, CONTINUED
($ in thousands)

	At December 31,
	Deferred	Liability		Other Policy
	Policy	For Losses		Claims and
	Acquisition	And Loss	Unearned	Benefits
Segment	Costs	Expenses	Premiums	Payable
2010
Personal lines	$22,872	$184,760	$197,389	$—
Commercial lines	11,574	198,559	99,883	—
Investments	—	—	—	—

	$34,446	$383,319	$297,272	$—

2009
Personal lines	$22,925	$130,745	$168,791	$—
Commercial lines	9,919	132,854	73,030	—
Investments	—	—	—	—

	$32,844	$263,599	$241,821	$—

See accompanying Report and Consent of Independent Registered Public Accounting Firm.

S-2