Form 10-Q
period 2011-03-31
DONEGAL GROUP INC
filed 2011-05-05
CIK 800457

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,043,002 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on April 29, 2011.

Part I. Financial Information
Item 1. Financial Statements.
Donegal Group Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets

Investments
Fixed maturities
Held to maturity, at amortized cost	$64,067,577	$64,766,429
Available for sale, at fair value	610,855,870	603,846,201
Equity securities, available for sale, at fair value	18,259,158	10,161,614
Investments in affiliates	8,976,236	8,991,577
Short-term investments, at cost, which approximates fair value	25,787,521	40,775,993

Total investments	727,946,362	728,541,814
Cash	17,472,237	16,342,212
Accrued investment income	7,050,517	7,365,171
Premiums receivable	101,869,090	96,467,949
Reinsurance receivable	174,553,712	173,836,746
Deferred policy acquisition costs	34,663,878	34,445,579
Deferred tax asset, net	13,031,489	11,988,169
Prepaid reinsurance premiums	98,041,457	89,365,771
Property and equipment, net	6,549,910	7,069,086
Accounts receivable — securities	234,913	428,983
Federal income taxes recoverable	—	948,325
Goodwill	5,625,354	5,493,316
Other intangible assets	958,010	958,010
Other	1,444,909	1,368,392

Total assets	$1,189,441,838	$1,174,619,523

Liabilities and Stockholders’ Equity

Liabilities
Unpaid losses and loss expenses	$389,086,673	$383,318,672
Unearned premiums	314,342,563	297,272,161
Accrued expenses	19,972,685	21,287,406
Reinsurance balances payable	18,307,468	19,140,322
Borrowings under line of credit	39,505,653	35,617,371
Cash dividends declared to stockholders	—	2,870,955
Subordinated debentures	20,465,000	20,465,000
Accounts payable — securities	111,500	—
Payable for the purchase of Michigan Insurance Company	—	7,207,471
Federal income taxes payable	423,962	—
Due to affiliate	1,467,926	2,926,104
Drafts payable	1,078,399	1,304,779
Other	1,886,172	3,106,472

Total liabilities	806,648,001	794,516,713

Stockholders’ Equity
Preferred stock, $1.00 par value, authorized 2,000,000 shares; none issued	—	-
Class A common stock, $.01 par value, authorized 30,000,000 shares, issued 20,675,368 and 20,656,527 shares and outstanding 20,013,067 and 19,994,226 shares	206,754	206,566
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	167,400,410	167,093,504
Accumulated other comprehensive income	8,775,859	8,561,086
Retained earnings	215,604,255	213,435,095
Treasury stock	(9,249,933)	(9,249,933)

Total stockholders’ equity	382,793,837	380,102,810

Total liabilities and stockholders’ equity	$1,189,441,838	$1,174,619,523

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Net premiums earned	$103,795,279	$91,372,096
Investment income, net of investment expenses	5,230,144	4,930,491
Net realized investment gains	373,073	21,512
Lease income	231,682	226,507
Installment payment fees	1,833,864	1,300,242
Other income	119,400	63,902

Total revenues	111,583,442	97,914,750

Expenses:
Net losses and loss expenses	73,079,565	67,981,486
Amortization of deferred policy acquisition costs	16,992,000	16,015,000
Other underwriting expenses	17,446,912	12,633,016
Policyholder dividends	207,014	179,301
Interest	443,470	184,758
Other expenses	818,346	645,651

Total expenses	108,987,307	97,639,212

Income before income tax expense	2,596,135	275,538
Income tax expense	390,199	40,780

Net income	$2,205,936	$234,758

Earnings per common share:
Class A common stock — basic	$0.09	$0.01

Class A common stock — diluted	$0.09	$0.01

Class B common stock — basic and diluted	$0.08	$0.01

Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2011	2010
Net income	$2,205,936	$234,758
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities:
Unrealized holding income (loss) during the period, net of income tax (benefit)	461,001	(451,154)
Reclassification adjustment, net of income tax	(246,228)	(14,198)

Other comprehensive income (loss)	214,773	(465,352)

Comprehensive income (loss)	$2,420,709	$(230,594)

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)
Three Months Ended March 31, 2011

						Accumulated
					Additional	Other			Total
					Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Capital	Income	Earnings	Stock	Equity
Balance, December 31, 2010	20,656,527	5,649,240	$206,566	$56,492	$167,093,504	$8,561,086	$213,435,095	$(9,249,933)	$380,102,810

Issuance of common stock (stock compensation plans)	18,841		188		272,300				272,488

Net income							2,205,936		2,205,936

Cash dividends declared							(2,170)		(2,170)

Grant of stock options					34,606		(34,606)		—

Other comprehensive income						214,773			214,773

Balance, March 31, 2011	20,675,368	5,649,240	$206,754	$56,492	$167,400,410	$8,775,859	$215,604,255	$(9,249,933)	$382,793,837

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities:
Net income	$2,205,936	$234,758

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,131,706	623,472
Net realized investment gains	(373,073)	(21,512)
Equity income	(119,400)	(63,902)
Changes in assets and liabilities:
Losses and loss expenses	5,768,001	6,608,520
Unearned premiums	17,070,402	3,146,554
Premiums receivable	(5,401,141)	(5,295,997)
Deferred acquisition costs	(218,299)	287,565
Deferred income taxes	(1,087,865)	(230,445)
Reinsurance receivable	(716,966)	(5,694,554)
Prepaid reinsurance premiums	(8,675,686)	(1,574,684)
Accrued investment income	314,654	31,881
Due to affiliate	(1,458,178)	(289,641)
Reinsurance balances payable	(832,854)	180,739
Current income taxes	1,372,287	856,225
Accrued expenses	(1,314,721)	(1,609,997)
Other, net	(1,523,197)	(368,162)

Net adjustments	3,935,670	(3,413,938)

Net cash provided by (used in) operating activities	6,141,606	(3,179,180)

Cash Flows from Investing Activities:
Purchases of fixed maturities:
Available for sale	(53,208,414)	(44,939,529)
Purchases of equity securities, available for sale	(9,128,187)	(1,270,736)
Maturity of fixed maturities:
Held to maturity	600,981	2,980,858
Available for sale	15,813,825	5,541,955
Sales of fixed maturities:
Available for sale	30,493,102	10,186,920
Sales of equity securities, available for sale	1,348,466	1,046,560
Purchase of Michigan Insurance Company	(7,207,471)	—
Net purchases of property and equipment	—	(127,549)
Net sales of short-term investments	14,988,472	25,388,794

Net cash used in investing activities	(6,299,226)	(1,192,727)

Cash Flows from Financing Activities:
Cash dividends paid	(2,873,125)	(2,800,326)
Issuance of common stock	272,488	300,912
Purchase of treasury stock	—	(145,687)
Borrowings under line of credit	3,888,282	—

Net cash provided by (used in) financing activities	1,287,645	(2,645,101)

Net increase (decrease) in cash	1,130,025	(7,017,008)
Cash at beginning of period	16,342,212	12,923,898

Cash at end of period	$17,472,237	$5,906,890

Cash paid during period — Interest	$355,455	$171,230
Net cash received during period — Taxes	$—	$(600,000)
See accompanying notes to consolidated financial statements.

DONEGAL GROUP INC. AND SUBSIDIARIES
(Unaudited)
Notes to Consolidated Financial Statements
1 — Organization
     Donegal Mutual Insurance Company (“Donegal Mutual”) organized us as an insurance holding company on August 26, 1986. Our insurance subsidiaries, Atlantic States Insurance Company (“Atlantic States”), Southern Insurance Company of Virginia (“Southern”), Le Mars Insurance Company (“Le Mars”), the Peninsula Insurance Group (“Peninsula”), which consists of Peninsula Indemnity Company and The Peninsula Insurance Company, Sheboygan Falls Insurance Company (“Sheboygan”) and Michigan Insurance Company (“Michigan”), write personal and commercial lines of property and casualty coverages exclusively through a network of independent insurance agents in certain Mid-Atlantic, Midwestern, New England and Southern states. We acquired Michigan on December 1, 2010, and we have included Michigan’s results of operations in our consolidated results of operations since that date. We have three operating segments: our investment function, our personal lines of insurance and our commercial lines of insurance. The personal lines products of our insurance subsidiaries consist primarily of homeowners and private passenger automobile policies. The commercial lines products of our insurance subsidiaries consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies. We also own 48.2% of the outstanding stock of Donegal Financial Services Corporation (“DFSC”), a thrift holding company that owns Province Bank FSB. Donegal Mutual owns the remaining 51.8% of the outstanding stock of DFSC.
     At March 31, 2011, Donegal Mutual held approximately 42% of our outstanding Class A common stock and approximately 75% of our outstanding Class B common stock. This ownership provides Donegal Mutual with 66% of the total voting power of our common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations. While each company maintains its separate corporate existence, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.
     Atlantic States, our largest subsidiary, participates in a pooling agreement with Donegal Mutual. Under the pooling agreement, the two companies pool their insurance business, and each company receives an allocated percentage of the pooled business. Atlantic States has an 80% share of the results of the pooled business, and Donegal Mutual has a 20% share of the results of the pooled business.
     On February 23, 2009, our board of directors authorized a share repurchase program pursuant to which we may purchase up to 300,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable SEC rules and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the three months ended March 31, 2011. We purchased 9,702 shares of our Class A common stock under this program during the three months ended March 31, 2010. We have purchased a total of 17,371 shares of our Class A common stock under this program from its inception through March 31, 2011.
     In April 2010, DFSC and certain of its affiliates, including Donegal Mutual and us, and Union National Financial Corporation (“UNNF”) executed an agreement pursuant to which DFSC and UNNF will merge, with DFSC as the surviving company in the merger. Under the agreement, Province Bank FSB and Union National Community Bank, which UNNF owns, will also merge. The combined bank will have total assets of approximately $550 million (unaudited) and will have 13 branch locations in Lancaster County, Pennsylvania. The companies expect to complete the mergers on May 6, 2011. Following the mergers, we expect to continue using the equity method of accounting for our investment in DFSC. Under the equity method of accounting, we record our investment at cost, with adjustments for our share of DFSC’s earnings and losses as well as changes in DFSC’s equity due to unrealized gains and losses.
2 — Basis of Presentation
     Our financial information for the interim periods included in this Form 10-Q Report is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of our management, are necessary for a fair presentation of our financial position, results of operations and cash flows for those interim periods. Our results of operations for the three months ended

March 31, 2011 are not necessarily indicative of the results of operations we expect for the year ending December 31, 2011.
     You should read these interim financial statements in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2010.
3 — Earnings Per Share
     We have two classes of common stock, which we refer to as our Class A common stock and our Class B common stock. Our certificate of incorporation provides that whenever our board of directors declares a dividend on our Class B common stock, our board of directors must also declare a dividend on our Class A common stock that is payable at the same time to holders as of the same record date at a rate that is at least 10% greater than the rate at which our board of directors declared a dividend on our Class B common stock. Accordingly, we use the two-class method to compute our earnings per common share. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of common stock based on dividends we have declared and an allocation of our remaining undistributed earnings using a participation percentage that reflects the dividend rights of each class. The table below presents for the periods indicated a reconciliation of the numerators and denominators we used to compute basic and diluted net income per share for each class of our common stock:
For the Three Months Ended March 31:

	2011		2010
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic and diluted net income per share:
Numerator:
Allocation of net income	$1,772	$434	$188	$47

Denominator:
Weighted-average shares outstanding	20,012,648	5,576,775	19,930,641	5,576,775

Basic and diluted net income per share	$0.09	$0.08	$0.01	$0.01

     We did not include outstanding options to purchase the following number of shares of Class A common stock in our computation of diluted earnings per share because the exercise price of the options was greater than the average market price during the period:

	Three Months Ended
	March 31,
	2011	2010
Number of shares excluded	4,001,667	3,290,099

4 — Reinsurance
     Atlantic States and Donegal Mutual have participated in a pooling agreement since 1986 under which each company places all of its direct written business into the pool, and Atlantic States and Donegal Mutual then share the underwriting results of the pool in accordance with the terms of the pooling agreement. Atlantic States has an 80% share of the results of the pool, and Donegal Mutual has a 20% share of the results of the pool.
     Our insurance subsidiaries and Donegal Mutual purchase certain third-party reinsurance on a combined basis. Le Mars, Michigan, Peninsula and Sheboygan also purchase separate third-party reinsurance that provides coverage that is commensurate with their relative size and risk exposures. Our insurance subsidiaries place reinsurance with various reinsurers, all of which, consistent with Donegal Insurance Group’s requirements, have an A.M. Best rating of A- (Excellent) or better or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A- rating. The following information describes the external reinsurance our insurance subsidiaries have in place during 2011 and 2010:

•	excess of loss reinsurance, under which losses are automatically reinsured, through a series of reinsurance agreements, over a set retention (generally $750,000), and

•	catastrophe reinsurance, under which Donegal Mutual, Atlantic States and Southern recover, through a series of reinsurance agreements, 100% of an accumulation of many losses resulting from a single event, including natural disasters, over a set retention ($5.0 million for 2011 and $3.0 million for 2010).
     Our insurance subsidiaries and Donegal Mutual also purchase facultative reinsurance to cover exposures from losses that exceed the limits provided by their reinsurance agreements with third parties.
     In addition to the pooling agreement and third-party reinsurance, our insurance subsidiaries have various reinsurance agreements with Donegal Mutual.
     Other than a change in the set retention under our catastrophe reinsurance we discuss above, we made no significant changes to our third-party reinsurance or the reinsurance agreements between our insurance subsidiaries and Donegal Mutual during the three months ended March 31, 2011.
5 — Investments
     The amortized cost and estimated fair values of our fixed maturities and equity securities at March 31, 2011 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,000	$75	$—	$1,075
Obligations of states and political subdivisions	59,255	2,648	—	61,903
Corporate securities	3,248	69	—	3,317
Residential mortgage-backed securities	565	33	—	598

Totals	$64,068	$2,825	$—	$66,893

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$76,223	$407	$654	$75,976
Obligations of states and political subdivisions	361,498	6,720	3,953	364,265
Corporate securities	67,196	574	1,200	66,570
Residential mortgage-backed securities	102,910	1,772	637	104,045

Fixed maturities	607,827	9,473	6,444	610,856
Equity securities	10,623	7,869	233	18,259

Totals	$618,450	$17,342	$6,677	$629,115

     The amortized cost and estimated fair values of our fixed maturities and equity securities at December 31, 2010 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,000	$84	$—	$1,084
Obligations of states and political subdivisions	59,852	2,894	—	62,746
Corporate securities	3,247	25	—	3,272
Residential mortgage-backed securities	667	40	—	707

Totals	$64,766	$3,043	$—	$67,809

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$57,284	$484	$452	$57,316
Obligations of states and political subdivisions	388,091	6,838	5,300	389,629
Corporate securities	67,518	650	1,074	67,094
Residential mortgage-backed securities	88,410	1,851	454	89,807

Fixed maturities	601,303	9,823	7,280	603,846
Equity securities	2,504	7,693	35	10,162

Totals	$603,807	$17,516	$7,315	$614,008

The amortized cost and estimated fair value of our fixed maturities at March 31, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
	Cost	Value
	(in thousands)
Held to maturity
Due in one year or less	$3,749	$3,819
Due after one year through five years	35,508	37,283
Due after five years through ten years	24,246	25,193
Due after ten years	—	—
Residential mortgage-backed securities	565	598

Total held to maturity	$64,068	$66,893

Available for sale
Due in one year or less	$24,397	$24,835
Due after one year through five years	86,876	88,034
Due after five years through ten years	177,321	178,108
Due after ten years	216,323	215,834
Residential mortgage-backed securities	102,910	104,045

Total available for sale	$607,827	$610,856

     Gross realized gains and losses from investments before applicable income taxes are as follows:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Gross realized gains:
Fixed maturities	$441	$84
Equity securities	89	112

	$530	$196

Gross realized losses:
Fixed maturities	$102	$174
Equity securities	55	—

	157	174

Net realized gains	$373	$22

     We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at March 31, 2011 as follows:

	Less than 12 months		More than 12 months
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
		(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$37,147	$654	$—	$—
Obligations of states and political subdivisions	139,011	3,874	1,419	79
Corporate securities	42,141	1,200	—	—
Residential mortgage-backed securities	46,616	637	—	—
Equity securites	3,672	233	—	—

Totals	$268,587	$6,598	$1,419	$79

     We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at December 31, 2010 as follows:

	Less than 12 months		More than 12 months
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
		(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$23,901	$452	$—	$—
Obligations of states and political subdivisions	171,610	5,209	1,407	91
Corporate securities	44,101	1,062	491	12
Residential mortgage-backed securities	35,930	454	—	—
Equity securites	314	35	—	—

Totals	$275,856	$7,212	$1,898	$103

     Of our total fixed maturity securities with an unrealized loss at March 31, 2011, we classified 246 securities with a fair value of $266.3 million and an unrealized loss of $6.4 million as available-for-sale and carried them at fair value on our balance sheet.
     Of our total fixed maturity securities with an unrealized loss at December 31, 2010, we classified 301 securities with a fair value of $277.4 million and an unrealized loss of $7.3 million as available-for-sale and carried them at fair value on our balance sheet.
     We have no direct exposure to sub-prime residential mortgage-backed securities and hold no collateralized debt obligations. Substantially all of the unrealized losses in our fixed maturity investment portfolio have resulted from general market conditions and the related impact on our fixed maturity investment valuations. We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, when we consider the decline in value of an individual investment to be other than temporary, we write the investment down to its fair value, and we reflect the amount of the write-down as a realized loss in our results of operations. We individually monitor all investments for other-than-temporary declines in value. Generally, if an individual equity security has depreciated in value by more than 20% of original cost, and has been in such an unrealized loss position for more than six months, we assume there has been an other-than-temporary decline in value. We held 12 equity securities that were in an unrealized loss position at March 31, 2011. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we consider these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the security prior to recovery. If it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. To determine whether a credit loss has occurred, we compare the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider a credit loss to have occurred. If we consider a credit loss to have occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including the fair value of the investment being significantly below its cost, whether the financial condition of the issuer of the security has deteriorated, the occurrence of industry, company and geographic events that have negatively impacted the value of the security and rating agency downgrades. We determined that no investments with fair values below cost had declined on an other-than-temporary basis during the first three months of 2011 and 2010, respectively.
     We amortize premiums and discounts on debt securities over the life of the security as an adjustment to yield using the effective interest method. We compute realized investment gains and losses using the specific identification method.
     We amortize premiums and discounts for mortgage-backed debt securities using anticipated prepayments.
     We account for investments in our affiliates using the equity method of accounting. Under this method, we record our investment at cost, with adjustments for our share of our affiliates’ earnings and losses as well as changes in our affiliates’ equity due to unrealized gains and losses.

6 — Segment Information
     We evaluate the performance of our personal lines and commercial lines segments based upon the underwriting results of our insurance subsidiaries using statutory accounting principles (“SAP”) that various state insurance departments prescribe or permit. Our management uses SAP to measure the performance of our insurance subsidiaries instead of GAAP. Financial data by segment is as follows:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Revenues:
Premiums earned
Commercial lines	$34,904	$27,688
Personal lines	70,676	63,712

Net premiums earned	105,580	91,400
GAAP adjustments	(1,785)	(28)

GAAP premiums earned	103,795	91,372
Net investment income	5,230	4,930
Realized investment gains	373	22
Other	2,185	1,591

Total revenues	$111,583	$97,915

Income before income taxes:
Underwriting income (loss):
Commercial lines	$126	( $2,590)
Personal lines	(2,991)	(2,833)

SAP underwriting loss	(2,865)	(5,423)
GAAP adjustments	(1,065)	(14)

GAAP underwriting loss	(3,930)	(5,437)
Net investment income	5,230	4,930
Realized investment gains	373	22
Other	923	761

Income before income taxes	$2,596	$276

7 — Borrowings
Line of Credit
     In June 2010, we renewed our existing credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a $35.0 million unsecured, revolving line of credit that will expire in June 2013. We may request a one-year extension of the credit agreement as of each anniversary date of the agreement. In October 2010, we requested and received approval of an increase in the credit amount to $60.0 million. In December 2010 and March 2011, we borrowed $35.0 million and $3.5 million, respectively, in connection with our acquisition of Michigan. As of March 31, 2011, we had $38.5 million in outstanding borrowings and had the ability to borrow $21.5 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus between 1.75% and 2.25%, depending on our leverage ratio. We pay a fee of 0.2% per annum on the loan commitment amount regardless of usage. The credit agreement requires our compliance with certain covenants, which include minimum levels of our net worth, leverage ratio and statutory surplus and the A.M. Best ratings of our insurance subsidiaries. We complied with all requirements of the credit agreement during the three months ended March 31, 2011.

     Michigan has an agreement with the Federal Home Loan Bank (the “FHLB”) of Indianapolis. Through its membership, Michigan has issued debt to the FHLB of Indianapolis in exchange for cash advances in the amount of $1.0 million as of March 31, 2011. The interest rate on the advances is variable and was .48% at March 31, 2011. The advances are due in 2011. The table below presents the amount of FHLB of Indianapolis stock purchased, collateral pledged and assets related to Michigan’s agreement at March 31, 2011.

FHLB stock purchased and owned as part of the agreement	$125,000
Collateral pledged, at par (carrying value $3,067,600)	3,450,000
Borrowing capacity currently available	2,874,491
Subordinated Debentures
     On October 29, 2003, we received $10.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on October 29, 2033 and are callable at our option, at par. The debentures carry an interest rate equal to the three-month LIBOR rate plus 4.10%, which is adjustable quarterly. At March 31, 2011, the interest rate on these debentures was 4.15% and was next subject to adjustment on April 29, 2011.
     On May 24, 2004, we received $5.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on May 24, 2034 and are callable at our option, at par. The debentures carry an interest rate equal to the three-month LIBOR rate plus 3.85%, which is adjustable quarterly. At March 31, 2011, the interest rate on these debentures was 4.16% and was next subject to adjustment on May 24, 2011.
     In January 2002, West Bend purchased a surplus note from Michigan for $5.0 million to increase Michigan’s statutory surplus. On December 1, 2010, Donegal Mutual purchased the surplus note from West Bend at face value. The surplus note carries an interest rate of 5.00%, and any repayment of principal requires prior insurance regulatory approval.
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
     We charged compensation expense for our stock compensation plans against income before income taxes of $40,382 and $60,161 for the three months ended March 31, 2011 and 2010, respectively, with a corresponding income tax benefit of $13,730 and $20,455, respectively. As of March 31, 2011, our total unrecognized compensation cost related to nonvested share-based compensation granted under our stock compensation plans was $214,374. We expect to recognize this cost over a weighted average period of 3.9 years.
     We account for share-based compensation to employees and directors of Donegal Mutual as share-based compensation to employees of a controlling entity. As such, we measure the fair value of the award at the grant date and recognize the fair value as a dividend to Donegal Mutual. This accounting applies to options we grant to employees and directors of Donegal Mutual, the employer of a majority of the employees that provide services to us. We recorded implied dividends of $34,606 and $23,072 for the three months ended March 31, 2011 and 2010, respectively.
     We received no cash from option exercises under all stock option compensation plans for the three months ended March 31, 2011 and 2010. We realized no tax benefits for tax deductions from option exercises for the three months ended March 31, 2011 and 2010.

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
     For investments that have quoted market prices in active markets, we use the quoted market price as fair value and include these investments in Level 1 of the fair value hierarchy. We classify publicly traded equity securities as Level 1. When quoted market prices in active markets are not available, we base fair values on quoted market prices of comparable instruments or broker quotes we obtain from independent pricing services through a bank trustee. We classify our fixed maturity investments as Level 2. Our fixed maturity investments consist of U.S. Treasury securities and obligations of U.S, government corporations and agencies, obligations of states and political subdivisions, corporate securities and residential mortgage-backed securities. During the first three months of 2010, we classified one equity security as Level 3. The terms of an initial public offering included restrictions from selling this security for a specified period. During the three months ended March 31, 2011, the restriction period expired for a portion of our holdings, and we transferred this portion from Level 3 to Level 1. We utilized a fair value model that incorporated significant other unobservable inputs, such as estimated volatility, to estimate the fair value of the remaining portion of our holdings in this security that remains subject to the selling restriction. The fair value we determined as of March 31, 2011 reflects this restriction, and we continued to classify this portion of our holdings in this security as Level 3.
     We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount we could realize if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values for our fixed maturity and equity investments. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements using proprietary pricing applications, which include available relevant market information, benchmark yields, sector curves and matrix pricing. The pricing services do not use broker quotes in determining the fair values of our investments. We review the estimates of fair value the pricing services provide to determine if the estimates obtained are representative of fair values based upon our general knowledge of the market, our research findings related to unusual fluctuations in value and our comparison of such values to execution prices for similar securities. As of March 31, 2011 and December 31, 2010, we received one estimate per security from one of the pricing services, and we priced all but an insignificant amount of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided as of March 31, 2011 and December 31, 2010, we did not identify any discrepancies, and we did not make any adjustments to the estimates the pricing services provided.
     We present our cash and short-term investments at estimated fair value. The carrying values in the balance sheet for premium receivables and reinsurance receivables and payables for premiums and paid losses and loss expenses approximate their fair values. The carrying amounts reported in the balance sheet for our subordinated debentures approximate their fair values.
     We evaluate our assets and liabilities on a recurring basis to determine the appropriate level at which to classify them for each reporting period.

     The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities as of March 31, 2011:

		Fair Value Measurements Using
		Quoted
		Prices in Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$75,976	$—	$75,976	$—
Obligations of states and political subdivisions	364,265	—	364,265	—
Corporate securities	66,570	—	66,570	—
Residential mortgage-backed securities	104,045	—	104,045	—
Equity securities	18,259	13,168	1,463	3,628

Totals	$629,115	$13,168	$612,319	$3,628

     We did not have any transfers between Levels 1 and 2 during the three months ended March 31, 2011.
     The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities as of December 31, 2010:

		Fair Value Measurements Using
		Quoted
		Prices in Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$57,316	$—	$57,316	$—
Obligations of states and political subdivisions	389,629	—	389,629	—
Corporate securities	67,094	—	67,094	—
Residential mortgage-backed securities	89,807	—	89,807	—
Equity securities	10,162	1,152	1,437	7,573

Totals	$614,008	$1,152	$605,283	$7,573

     The following table presents a roll forward of the significant unobservable inputs for our Level 3 securities for the three months ended March 31, 2011 and 2010, respectively:

	2011	2010
	(in thousands)
Balance, December 31	$7,573	$6,232
Transfer to level 1	$(3,966)	$—
Net unrealized gain (loss)	21	(380)

Balance, March 31	$3,628	$5,852

10 – Income Taxes
     As of March 31, 2011 and December 31, 2010, respectively, we had no material unrecognized tax benefits or accrued interest and penalties. Tax years 2007 through 2010 remained open for examination as of March 31, 2011.

11 – Business Combinations
     In December 2010, we acquired Michigan, which had been a majority-owned subsidiary of West Bend Mutual Insurance Company (“West Bend”). Michigan writes various lines of property and casualty insurance and had direct written premiums of $105.4 million and net written premiums of $27.1 million for the year ended December 31, 2010. Effective on December 1, 2010, Michigan entered into a 50% quota-share agreement with third-party reinsurers and a 25% quota-share reinsurance agreement with Donegal Mutual to replace the 75% quota-share reinsurance agreement Michigan maintained with West Bend through November 30, 2010. The final purchase price for the acquisition was $42.3 million in cash.
     During the first quarter of 2011, we completed our analysis of the estimated acquisition date fair value of the assets we acquired and the liabilities we assumed. Based on the finalized analysis of our valuation specialist, we decreased the fair value of other assets acquired by $132,000 and recorded a corresponding increase to goodwill.
     As part of our acquisition accounting for Michigan in 2010, we eliminated Michigan’s deferred policy acquisition costs and unearned commission income and recorded Michigan’s obligations and rights under unexpired insurance and reinsurance contracts at their estimated fair value. We estimated the fair value adjustments by applying a market ceding commission rate to Michigan’s unearned premiums and prepaid reinsurance premiums that resulted in a net reduction of Michigan’s obligations. We are amortizing the ceding commission component of the fair value adjustments over the estimated remaining term of Michigan’s policies in force as of the acquisition date and recording the amortization as a reduction in net premiums earned. For the three months ended March 31 2011, we recorded a reduction in net premiums earned of $1.8 million related to this amortization. We will amortize the remaining fair value adjustments of $1.5 million throughout the remainder of 2011.
12 – Impact of New Accounting Standards
     In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends ASC subtopic 820-10 by requiring new, and clarifying existing, fair value disclosures. We have included herein the disclosures ASU 2010-06 requires for the first three months of 2011.
     In October 2010, the FASB issued updated guidance to address the diversity in practice for the accounting for costs associated with acquiring or renewing insurance contracts. This guidance modifies the definition of acquisition costs to specify that a cost must relate directly to the successful acquisition of a new or renewal insurance contract to qualify for deferral. If application of this guidance would result in the capitalization of acquisition costs that a reporting entity had not previously capitalized, the entity may elect not to capitalize those costs. The updated guidance is effective for periods ending after December 15, 2011. We do not expect the adoption of this guidance to have a material impact on our financial position or results of operations.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     You should read the following information in conjunction with the historical financial information and the notes thereto we include in this Quarterly Report on Form 10-Q. You should also read Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010.
Critical Accounting Policies and Estimates
     We combine our financial statements with those of our insurance subsidiaries and present our financial statements on a consolidated basis in accordance with GAAP.
     Our insurance subsidiaries make estimates and assumptions that can have a significant effect on amounts and disclosures that we report in our financial statements. The most significant estimates relate to our insurance subsidiaries’ reserves for property and casualty insurance unpaid losses and loss expenses, valuation of investments and determination of other-than-temporary impairment in the value of investments and policy acquisition costs. While we believe our estimates and the estimates of our insurance subsidiaries are appropriate, the ultimate amounts may differ from the amounts we and our insurance subsidiaries estimate. We regularly review these estimates and reflect any adjustment we consider necessary in our current results of operations.
Liability for Unpaid Losses and Loss Expenses
     Liabilities for unpaid losses and loss expenses are estimates at a given point in time of the amounts an insurer expects to pay with respect to policyholder claims based on facts and circumstances the insurer knows at the time. At the time an insurer establishes its estimates, it recognizes that its ultimate liability for unpaid losses and loss expenses will exceed or be less than those estimates. Our insurance subsidiaries base their estimates of liabilities for unpaid losses and loss expenses on assumptions as to future loss trends and expected claims severity, judicial theories of liability and other factors, including prevailing economic conditions. However, during the loss adjustment period, our insurance subsidiaries may learn additional facts regarding individual claims, and, consequently, it often becomes necessary for our insurance subsidiaries to adjust their estimates of liability. Our insurance subsidiaries reflect any adjustments to their liabilities for unpaid losses and loss expenses in their results of operations for the period in which our insurance subsidiaries change their estimates.
     Our insurance subsidiaries maintain liabilities for the payment of unpaid losses and loss expenses with respect to both reported and unreported claims. The intent of our insurance subsidiaries is that their liabilities for loss expenses will cover the ultimate costs of settling all losses, including investigation and litigation costs from those losses. Our insurance subsidiaries base the amount of their liabilities for reported losses primarily upon a case-by-case evaluation of the type of risk involved, knowledge of the circumstances surrounding each claim and the provisions of our insurance policies relating to the type of loss. Our insurance subsidiaries determine the amount of their liabilities for unreported claims and loss expenses on the basis of historical information by line of insurance. Our insurance subsidiaries account for inflation in the reserving function through analysis of costs and trends and reviews of historical reserving results. Our insurance subsidiaries closely monitor their liabilities and recompute them periodically using new information on reported claims and a variety of statistical techniques. Our insurance subsidiaries do not discount their liabilities for unpaid losses and loss expenses.
     Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions as to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced a decrease in claims frequency on workers’ compensation claims during the past several years while claims severity has gradually increased. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on workers’ compensation claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and the collectibility of reinsured losses, among other items. To the extent our insurance subsidiaries determine that the factors underlying their assumptions have changed, our insurance subsidiaries attempt to make appropriate adjustments for such changes in their reserves. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at March 31, 2011. For every 1% change in our estimate of our insurance subsidiaries’ liability for unpaid losses and loss expenses, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $2.2 million.
     The establishment of appropriate liabilities is an inherently uncertain process. There can be no assurance that the ultimate liability of our insurance subsidiaries will not exceed our insurance subsidiaries’ unpaid loss and loss expense reserves and have an adverse effect on our results of operations and financial condition. Furthermore, we cannot predict the timing, frequency and extent of adjustments to our insurance subsidiaries’ estimated future liabilities, because the historical conditions and events that serve as a basis for our insurance subsidiaries’ estimates of ultimate claim costs may change. As is the case for substantially all property and casualty insurance companies, our insurance subsidiaries have found it necessary in the past to increase their estimated future liabilities for unpaid losses and loss expenses in certain periods, and in other periods their estimates have exceeded their actual liabilities. Changes in our insurance subsidiaries’ estimate of their liabilities for unpaid losses and loss expenses generally reflect actual payments and the evaluation of information they have received since the prior reporting date.

     Excluding the impact of periodic catastrophic weather events in recent years, our insurance subsidiaries have generally noted stable amounts in the number of claims incurred and a slight downward trend in the number of claims outstanding at period ends relative to their premium base. However, the amount of the average claim outstanding has increased gradually over the past several years. We attribute this increase to increased litigation trends and economic conditions that have extended the estimated length of disabilities and contributed to increased medical loss costs and a general slowing of settlement rates in litigated claims. Our insurance subsidiaries could make further adjustments to their estimates for liabilities in the future based on the factors we describe above. However, on the basis of our insurance subsidiaries’ internal procedures, which analyze, among other things, their prior assumptions, their experience with similar cases and historical trends such as reserving patterns, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes, we believe that our insurance subsidiaries have made adequate provision for their liability for losses and loss expenses as of March 31, 2011.
     Atlantic States’ participation in the pool with Donegal Mutual exposes Atlantic States to adverse loss development on the business of Donegal Mutual included in the pool. However, pooled business represents the predominant percentage of the net underwriting activity of both companies, and Donegal Mutual and Atlantic States share any adverse risk development of the pooled business according to their respective participation in the pool. The business in the pool is homogeneous, and the pooling agreement provides that each company has a percentage share of the entire pool. Since Atlantic States and Donegal Mutual pool substantially all their business and each company shares the results according to its respective participation under the terms of the pooling agreement, the intent of the underwriting pool is to produce a more uniform and stable underwriting result from year to year for each company than they might experience individually and to spread the risk of loss between Atlantic States and Donegal Mutual.
     The risk profiles of the business Atlantic States and Donegal Mutual write have historically been substantially similar and we expect this similarity to continue. The same executive management and underwriting personnel administer the products, classes of business underwritten, pricing practices and underwriting standards of Donegal Mutual and our insurance subsidiaries.

     In addition, Donegal Mutual and our insurance subsidiaries, operating together as the Donegal Insurance Group, share a combined business plan to achieve market penetration and underwriting profitability objectives. The products our insurance subsidiaries and Donegal Mutual offer are generally complementary, thereby allowing Donegal Insurance Group to offer a broader range of products to a given market and to expand Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account. Distinctions within the products of Donegal Mutual and our insurance subsidiaries generally relate to specific risk profiles targeted within similar classes of business, such as preferred tier products compared to standard tier products, but we do not allocate all of the standard risk gradients to one company. Therefore, the underwriting profitability of the business the individual companies write directly will vary. However, because the pool homogenizes the risk characteristics of all business Donegal Mutual and Atlantic States write directly and each company shares the results according to each company’s participation percentage, each company realizes its percentage share of the underwriting results of the pool. Our insurance subsidiaries’ unpaid liability for losses and loss expenses by major line of business as of March 31, 2011 and December 31, 2010 consisted of the following:

	March 31,	December 31,
	2011	2010
	(in thousands)
Commercial lines:
Automobile	$23,634	$22,790
Workers’ compensation	56,033	54,902
Commercial multi-peril	34,560	32,961
Other	3,997	3,875

Total commercial lines	118,224	114,528

Personal lines:
Automobile	$82,405	$83,042
Homeowners	19,117	18,695
Other	1,725	1,632

Total personal lines	103,247	103,369

Total commercial and personal lines	221,471	217,897
Plus reinsurance recoverable	167,616	165,422

Total liability for unpaid losses and loss expenses	$389,087	$383,319

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

	Adjusted Loss and
Percentage	Loss Expense	Percentage Change	Adjusted Loss and	Percentage Change
Change in Loss	Reserves Net of	in Stockholders’	Loss Expense	in Stockholders’
and Loss Expense	Reinsurance as of	Equity as of	Reserves Net of	Equity as of
Reserves Net of	March 31,	March 31,	Reinsurance as of	December 31,
Reinsurance	2011	2011(1)	December 31, 2010	2010(1)
(dollars in thousands)
(10.0)%	$199,324	3.8%	$196,107	3.7%
(7.5)	204,861	2.8	201,555	2.8
(5.0)	210,397	1.9	207,002	1.9
(2.5)	215,934	0.9	212,450	0.9
Base	221,471	—	217,897	—
2.5	227,008	-0.9	223,344	-0.9
5.0	232,545	-1.9	228,792	-1.9
7.5	238,081	-2.8	234,239	-2.8
10.0	243,618	-3.8	239,687	-3.7

(1)	Net of income tax effect.

Statutory Combined Ratios
     We evaluate our insurance operations by monitoring certain key measures of growth and profitability. In addition to using GAAP-based performance measurements, we also utilize certain non-GAAP financial measures that we believe are valuable in managing our business and for comparison to our peers. These non-GAAP measures are underwriting (loss) income, combined ratio and net premiums written. An insurance company’s statutory combined ratio is a standard measure of underwriting profitability. This ratio is the sum of the ratio of calendar-year incurred losses and loss expenses to premiums earned; the ratio of expenses incurred for commissions, premium taxes and underwriting expenses to premium written and the ratio of dividends to policyholders to premiums earned. The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. A ratio of less than 100 percent generally indicates underwriting profitability. The statutory combined ratio differs from the GAAP combined ratio. In calculating the GAAP combined ratio, we do not deduct installment payment fees from incurred expenses, we base the expense ratio on premiums earned instead of premiums written and we adjust GAAP premiums earned to reflect acquisition accounting adjustments. The following table sets forth our insurance subsidiaries’ statutory combined ratios by major line of business for the three months ended March 31, 2011 and 2010:

	Three Months
	Ended March 31,
	2011	2010
Commercial lines:
Automobile	91.5%	97.1%
Workers’ compensation	95.8	106.0
Commercial multi-peril	102.2	119.2
Other	40.0	20.3
Total commercial lines	94.3	105.7

Personal lines:
Automobile	101.9	96.6
Homeowners	105.4	121.2
Other	82.0	89.0
Total personal lines	101.8	103.5

Total commercial and personal lines	99.1	104.0
Investments
     We make estimates concerning the value of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, when we consider the decline in value of an individual investment to be other than temporary, we write down the investment to its fair value, and we reflect the amount of the write-down as a realized loss in our results of operations. We individually monitor all investments for other-than-temporary declines in value. Generally, if an individual equity security has depreciated in value by more than 20% of original cost, and has been in such an unrealized loss position for more than six months, we assume there has been an other-than-temporary decline in value. We held twelve equity securities that were in an unrealized loss position at March 31, 2011. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we consider these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the security prior to recovery. If it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. To determine whether a credit loss has occurred, we compare the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider a credit loss to have occurred. If we consider that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including the fair value of the investment being significantly below its cost, whether the financial condition of the issuer of a security is deteriorating, the occurrence of industry, company and geographic events that have negatively impacted the value of a security and rating agency downgrades. We determined that no investments with a fair value below cost had declined on an other-than-temporary basis during the first three months of 2011 and 2010, respectively.
     We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if the security was sold in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values for our fixed maturity and equity investments. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements using proprietary pricing applications, which include available relevant market information, benchmark yields, sector curves and matrix pricing. The pricing services do not use broker quotes in determining the fair values of our investments. We review the estimates of fair value the pricing services provide to determine if the estimates obtained are representative of market prices based upon our general knowledge of the market, our research findings related to unusual fluctuations in value and our comparison of such values to execution prices for similar securities. As of March 31, 2011 and December 31, 2010, we received one estimate per security from one of the pricing services, and we priced all but an insignificant amount of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided as of March 31, 2011 and December 31, 2010, we did not identify any discrepancies, and we did not make any adjustments to the fair value estimates the pricing services provided. We classified one equity security as Level 3 as of March 31, 2011, which we describe in Note 9 — Fair Value Measurements. We utilized a fair value model that incorporated significant other unobservable inputs, such as estimated volatility, to estimate the equity security’s fair value. Pursuant to terms of an initial public offering, we may not sell this security for a specified period, and the fair value we determined as of March 31, 2011 reflects this restriction.
Policy Acquisition Costs
     Our insurance subsidiaries defer their policy acquisition costs, consisting primarily of commissions, premium taxes and certain other underwriting costs that vary with and relate primarily to the production of business. We amortize these costs over the period in which our insurance subsidiaries earn the related premiums. The method we follow in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. This method gives effect to the premiums to be earned, related investment income, losses and loss expenses and certain other costs we expect to incur as our insurance subsidiaries earn the premiums.
Results of Operations — Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
     Net Premiums Written. Our insurance subsidiaries’ net premiums written for the three months ended March 31, 2011 were $112.2 million, an increase of $19.3 million, or 20.7%, from the $92.9 million of net premiums written for the first quarter of 2010. We primarily attribute the increase to net premiums written of $12.2 million related to our acquisition of Michigan. Personal lines net premiums written increased $8.3 million, or 13.6%, for the first quarter of 2011 compared to the first quarter of 2010. The increase included $5.3 million from Michigan, with the remainder primarily attributable to pricing increases in the personal automobile and homeowners lines of business. Commercial lines net premiums written increased $11.0 million, or 34.2%, for the first quarter of 2011 compared to the first quarter of 2010. The increase included $6.9 million from Michigan, with the remainder attributable to increased writings of new accounts in the commercial automobile, commercial multi-peril and workers’ compensation lines of business.
     Net Premiums Earned. Our insurance subsidiaries’ net premiums earned were $103.8 million, an increase of $12.4 million, or 13.6%, compared to $91.4 million for the first quarter of 2010, reflecting increases in net premiums written during 2010 and 2011 that were partially offset by a $1.8 million amortization adjustment related to the Michigan acquisition. As of the acquisition date, we eliminated Michigan’s deferred acquisition costs and unearned commission income and recorded Michigan’s obligations and rights under unexpired insurance and reinsurance contracts at their estimated fair value. We estimated the fair value adjustments by applying a market ceding commission rate to Michigan’s unearned premiums and prepaid reinsurance premiums that resulted in a net reduction of Michigan’s obligations. We are amortizing the ceding commission component of the fair value adjustments over the estimated remaining term of Michigan’s policies in force as of the acquisition date and recording the amortization as a reduction in net premiums earned. Our insurance subsidiaries earn premiums and recognize them as revenue over the terms of their policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding 12 month period compared to the comparable period one year earlier.
     Investment Income. Our net investment income increased to $5.2 million for the first quarter of 2011, compared to $4.9 million for the first quarter of 2010. The increase is primarily attributable to an increase in our average invested assets from $662.3 million for the first quarter of 2010 to $728.2 million for the first quarter of 2011. The increase in our average invested assets reflects the additional invested assets we acquired from Michigan.
     Net Realized Investment Gains. Net realized investment gains for the first quarter of 2011 were $373,073, compared to $21,512 for the first quarter of 2010. The net realized investment gains in both periods resulted from normal turnover within our investment portfolio. We did not recognize any impairment losses during the first quarter of 2011 or 2010.
     Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, for the first quarter of 2011 was 70.4%, a decrease from our 74.4% loss ratio for the first quarter of 2010. Our insurance subsidiaries incurred fewer weather-related and large fire losses during the first quarter of 2011 compared to the first quarter of 2010. Our insurance subsidiaries’ commercial lines loss ratio decreased to 66.1% for the first quarter of 2011 compared to 78.1% for the first quarter of 2010, primarily due to decreases in the commercial automobile, commercial multi-peril and workers’ compensation loss ratios. The personal lines loss ratio decreased to 71.0% for the first quarter of 2011, compared to 72.9% for the first quarter of 2010, primarily due to a decrease in the homeowners loss ratio.
     Underwriting Expenses. Our insurance subsidiaries’ expense ratio, which is the ratio of policy acquisition costs and other underwriting expenses to premiums earned, for the first quarters of 2011 and 2010 was 33.2% and 31.4%, respectively. Our underwriting expenses include non-deferrable costs of Michigan in the amount of approximately $700,000 for which we will recognize offsetting ceding commissions over the terms of the policies to which the expenses related. Our GAAP expense ratio for the first quarter of 2011 reflects this additional expense.
     Combined Ratio. Our insurance subsidiaries’ combined ratio was 103.8% and 106.0% for the three months ended March 31, 2011 and 2010, respectively. The combined ratio represents the sum of the loss ratio, expense ratio and dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned. The decrease in the combined ratio was attributable to a decrease in the loss ratio.
     Interest Expense. Interest expense for the first quarter of 2011 was $443,470, compared to $184,758 for the first quarter of 2010. The higher interest expense in the 2011 period reflects an increase in our borrowings under our line of credit.
     Income Taxes. Income tax expense was $390,199 for the first quarter of 2011, representing an effective tax rate of 15.0%, compared to $40,780 for the first quarter of 2010, representing an effective tax rate of 14.8%. Effective tax rates in both periods represented estimates based on projected annual taxable income.
     Net Income and Earnings Per Share. Our net income for the first quarter of 2011 was $2.2 million, or $.09 per share of Class A common stock and $.08 per share of Class B common stock, compared to net income of $234,758, or $.01 per share of Class A common stock and Class B common stock, for the first quarter of 2010. We had 20.0 million and 19.9 million shares of our Class A shares outstanding for the first quarters of 2011 and 2010, respectively. We had 5.6 million Class B shares outstanding for both periods.

Liquidity and Capital Resources
     Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as they arise. Our major sources of funds from operations are the net cash flows generated from our insurance subsidiaries’ underwriting results, investment income and maturing investments.
     We have historically generated sufficient net positive cash flow from our operations to fund our commitments and add to our investment portfolio, thereby increasing future investment returns. The impact of the pooling agreement between Donegal Mutual and Atlantic States has historically been cash flow positive because of the consistent underwriting profitability of the pool. We settle the pool monthly, thereby resulting in cash flows substantially similar to cash flows that would result from the underwriting of direct business. We have not experienced any unusual variations in the timing of claim payments associated with the loss reserves of our insurance subsidiaries. We maintain significant liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective, thereby providing an additional measure of liquidity to meet our obligations should an unexpected variation occur in the future. Net cash flows provided (used) by operating activities in the first three months of 2011 and 2010 were $6.1 million and ($3.2) million, respectively, with the change in cash flows due primarily to decreased claim payments during the first three months of 2011.
     As of March 31, 2011, we had $38.5 million in outstanding borrowings under our line of credit and had the ability to borrow $21.5 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus between 1.75% and 2.25%, depending on our leverage ratio.
     The following table shows our expected payments for significant contractual obligations as of March 31, 2011.

		Less than 1
	Total	year	1-3 years	4-5 years	After 5 years
	(in thousands)
Net liability for unpaid losses and loss expenses of our insurance subsidiaries	$221,471	$100,565	$100,375	$9,179	$11,352
Subordinated debentures	20,465	—	—	—	20,465
Borrowings under line of credit	39,506	1,006	38,500	—	—

Total contractual obligations	$281,442	$101,571	$138,875	$9,179	$31,817

     We estimate the date of payment for the net liability for unpaid losses and loss expenses of our insurance subsidiaries based on historical experience and expectations of future payment patterns. We show the liability net of reinsurance recoverable on unpaid losses and loss expenses to reflect expected future cash flows related to such liability. Amounts Atlantic States assumes pursuant to the pooling agreement with Donegal Mutual represent a substantial portion of our insurance subsidiaries’ gross liability for unpaid losses and loss expenses, and amounts Atlantic States cedes pursuant to the pooling agreement represent a substantial portion of our insurance subsidiaries’ reinsurance recoverable on unpaid losses and loss expenses. We include cash settlement of Atlantic States’ assumed liability from the pool in monthly settlements of pooled activity, as we net amounts ceded to and assumed from the pool. Although Donegal Mutual and we do not anticipate any changes in the pool participation levels in the foreseeable future, any such change would be prospective in nature and therefore would not impact the timing of expected payments by Atlantic States for its percentage share of pooled losses occurring in periods prior to the effective date of such change.
     We estimate the timing of the amounts for the borrowings under our line of credit based on their contractual maturities we discuss in Note 7 — Borrowings. Our borrowings under our line of credit carry interest rates that vary as we discuss in Note 7 — Borrowings. Based upon the interest rates in effect as of March 31, 2011, our annual interest cost associated with our borrowings under our line of credit is approximately $871,000. For every 1% change in the interest rate associated with our borrowings under our line of credit, the effect on our annual interest cost would be approximately $395,000.
     We estimate the timing of the amounts for the subordinated debentures based on their contractual maturities. We may redeem the debentures at our option, at par, on dates we discuss in Note 7 — Borrowings. Our subordinated debentures carry interest rates that vary as we discuss in Note 7 — Borrowings. Based upon the interest rates in effect as of March 31, 2011, our annual interest cost associated with our subordinated debentures is approximately $874,000. For every 1% change in the three-month LIBOR rate, the effect on our annual interest cost would be approximately $200,000.
     On February 23, 2009, our board of directors authorized a share repurchase program, pursuant to which we may purchase up to 300,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable SEC rules and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the three months ended March 31, 2011. We purchased 9,702 shares of our Class A common stock under this program during the three months ended March 31, 2010. We have purchased a total of 17,371 shares of our Class A common stock under this program through March 31, 2011.
     On April 21, 2011, our board of directors declared quarterly cash dividends of 12 cents per share for our Class A common stock and 10.75 cents per share for our Class B common stock, payable on May 16, 2011 to stockholders of record as of the close of business on May 2, 2011. We are not subject to any restrictions on our payment of dividends to our stockholders, although there are state law restrictions on the payment of annual dividends greater than 10% of statutory surplus by our insurance subsidiaries to us. Our insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis and require prior approval of the applicable domiciliary insurance regulatory authorities for dividends in excess of 10% of statutory surplus. Our insurance subsidiaries are subject to risk-based capital (“RBC”) requirements. At December 31, 2010, our insurance subsidiaries’ capital levels were each substantially above the applicable RBC requirements. At January 1, 2011, amounts available for distribution as dividends to us from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities were $19.2 million from Atlantic States, $0 from Southern, $2.6 million from Le Mars, $4.2 million from Peninsula, $0 from Sheboygan and $3.7 million from Michigan, all of which remained available at March 31, 2011.
     As of March 31, 2011, we had no material commitments for capital expenditures. We anticipate that the pending acquisition of UNNF we discuss in Note 1 — Organization will close on May 6, 2011. We estimate that our portion of the cash purchase price of this acquisition and our additional capital contributions to DFSC will total approximately $21 million, which we will derive from our existing internally generated funds and draws under our line of credit.
Equity Price Risk
     Our portfolio of marketable equity securities, which we carry on our consolidated balance sheets at estimated fair value, has exposure to the risk of loss resulting from an adverse change in prices. We manage this risk by performing an analysis of prospective investments and through regular reviews of our portfolio by our investment staff.

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
     Our investment mix shifted slightly due to a shift from lower-yielding short-term investments to fixed maturity investments during 2011. We have maintained approximately the same duration of our investment portfolio to our liabilities from December 31, 2010 to March 31, 2011.
     There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2010 through March 31, 2011.
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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
     We base all statements contained in this report that are not historic facts on current expectations. Such statements are forward-looking in nature (as defined in the Private Securities Litigation Reform Act of 1995) and necessarily involve risks and uncertainties. Actual results could vary materially. The factors that could cause actual results to vary materially include, but are not limited to, our ability to maintain profitable operations, the adequacy of the loss and loss expense reserves of our insurance subsidiaries, business and economic conditions in the areas in which we operate, interest rates, competition from various insurance and other financial businesses, terrorism, the availability and cost of reinsurance, legal and judicial developments, changes in regulatory requirements, our ability to integrate and manage successfully the companies we may acquire from time to time and other risks that we describe from time to time in our filings with the SEC. We disclaim any obligation to update such statements or to announce publicly the results of any revisions that we may make to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.
Item 4T. Controls and Procedures.
     Not applicable.

Part II. Other Information
Item 1. Legal Proceedings.
     None.
Item 1A. Risk Factors.
     Our business, results of operations and financial condition, and, therefore, the value of our Class A common stock and Class B common stock, are subject to a number of risks. For a description of certain risks, we refer to “Risk Factors” in our 2010 Annual Report on Form 10-K filed with the SEC on March 14, 2011. There have been no material changes in the risk factors disclosed in that Form 10-K Report during the three months ended March 31, 2011.
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

DONEGAL GROUP INC.
May 5, 2011	By:	/s/ Donald H. Nikolaus
Donald H. Nikolaus,
President and Chief Executive Officer

May 5, 2011	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Senior Vice President
and Chief Financial Officer