Form 10-Q
period 2011-06-30
DONEGAL GROUP INC
filed 2011-08-09
CIK 800457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,004,315 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on July 29, 2011.

Part I. Financial Information
Item 1. Financial Statements.
Donegal Group Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets

Investments
Fixed maturities
Held to maturity, at amortized cost	$62,862,624	$64,766,429
Available for sale, at fair value	630,545,678	603,846,201
Equity securities, available for sale, at fair value	14,501,261	10,161,614
Investments in affiliates	29,971,736	8,991,577
Short-term investments, at cost, which approximates fair value	33,560,242	40,775,993

Total investments	771,441,541	728,541,814
Cash	3,687,405	16,342,212
Accrued investment income	7,038,680	7,365,171
Premiums receivable	107,100,320	96,467,949
Reinsurance receivable	189,975,735	173,836,746
Deferred policy acquisition costs	36,360,264	34,445,579
Deferred tax asset, net	10,586,934	11,988,169
Prepaid reinsurance premiums	106,382,310	89,365,771
Property and equipment, net	6,477,407	7,069,086
Accounts receivable — securities	—	428,983
Federal income taxes recoverable	920,226	948,325
Goodwill	5,625,354	5,493,316
Other intangible assets	958,010	958,010
Other	1,439,122	1,368,392

Total assets	$1,247,993,308	$1,174,619,523

Liabilities and Stockholders’ Equity

Liabilities
Unpaid losses and loss expenses	$402,741,902	$383,318,672
Unearned premiums	335,637,737	297,272,161
Accrued expenses	21,431,558	21,287,406
Reinsurance balances payable	21,081,236	19,140,322
Borrowings under line of credit	54,500,000	35,617,371
Cash dividends declared to stockholders	—	2,870,955
Subordinated debentures	20,465,000	20,465,000
Accounts payable — securities	3,238,320	—
Payable for the purchase of Michigan Insurance Company	—	7,207,471
Due to affiliate	2,641,815	2,926,104
Drafts payable	1,854,144	1,304,779
Other	1,733,806	3,106,472

Total liabilities	865,325,518	794,516,713

Stockholders’ Equity
Preferred stock, $1.00 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 30,000,000 shares, issued 20,705,303 and 20,656,527 shares and outstanding 19,992,944 and 19,994,226 shares	207,054	206,566
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	167,803,221	167,093,504
Accumulated other comprehensive income	13,619,827	8,561,086
Retained earnings	210,905,634	213,435,095
Treasury stock	(9,924,438)	(9,249,933)

Total stockholders’ equity	382,667,790	380,102,810

Total liabilities and stockholders’ equity	$1,247,993,308	$1,174,619,523

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,
	2011	2010
Revenues:
Net premiums earned	$104,991,401	$93,002,409
Investment income, net of investment expenses	5,420,992	4,968,490
Net realized investment gains	4,316,021	1,965,091
Lease income	234,861	229,490
Installment payment fees	1,872,672	1,359,874
Other income	218,551	—

Total revenues	117,054,498	101,525,354

Expenses:
Net losses and loss expenses	84,195,796	68,509,616
Amortization of deferred policy acquisition costs	16,628,000	16,146,000
Other underwriting expenses	17,092,478	14,182,695
Policyholder dividends	98,915	65,482
Interest	558,842	168,935
Other expenses	552,066	581,750

Total expenses	119,126,097	99,654,478

(Loss) income before income tax (benefit) expense	(2,071,599)	1,870,876
Income tax (benefit) expense	(377,610)	131,148

Net (loss) income	$(1,693,989)	$1,739,728

(Loss) earnings per common share:
Class A common stock — basic and diluted	$(0.07)	$0.07

Class B common stock — basic and diluted	$(0.06)	$0.06

Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,
	2011	2010
Net (loss) income	$(1,693,989)	$1,739,728
Other comprehensive income, net of tax Unrealized gain on securities:
Unrealized holding income during the period, net of income tax	7,692,542	4,383,766
Reclassification adjustment, net of income tax	(2,848,574)	(1,296,960)

Other comprehensive income	4,843,968	3,086,806

Comprehensive income	$3,149,979	$4,826,534

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Revenues:
Net premiums earned	$208,786,680	$184,374,505
Investment income, net of investment expenses	10,651,136	9,898,981
Net realized investment gains	4,689,094	1,986,603
Lease income	466,543	455,997
Installment payment fees	3,706,536	2,660,116
Other income	337,951	—

Total revenues	228,637,940	199,376,202

Expenses:
Net losses and loss expenses	157,275,361	136,491,102
Amortization of deferred policy acquisition costs	33,620,000	32,161,000
Other underwriting expenses	34,539,390	26,815,711
Policyholder dividends	305,929	244,783
Interest	1,002,312	353,693
Other expenses	1,370,412	1,163,499

Total expenses	228,113,404	197,229,788

Income before income tax expense	524,536	2,146,414
Income tax expense	12,589	171,928

Net income	$511,947	$1,974,486

Earnings per common share:
Class A common stock — basic and diluted	$0.02	$0.08

Class B common stock — basic and diluted	$0.02	$0.07

Consolidated Statements of Comprehensive Income

	Six Months Ended June 30,
	2011	2010
Net income	$511,947	$1,974,486
Other comprehensive income, net of tax Unrealized gain on securities:
Unrealized holding income during the period, net of income tax	8,153,543	3,932,612
Reclassification adjustment, net of income tax	(3,094,802)	(1,311,158)
Other comprehensive income	5,058,741	2,621,454

Comprehensive income	$5,570,688	$4,595,940

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)
Six Months Ended June 30, 2011

					Additional	Accumulated Other			Total
					Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Capital	Income	Earnings	Stock	Equity
Balance, December 31, 2010	20,656,527	5,649,240	$206,566	$56,492	$167,093,504	$8,561,086	$213,435,095	$(9,249,933)	$380,102,810

Issuance of common stock (stock compensation plans)	48,776		488		675,143				675,631

Net income							511,947		511,947

Cash dividends declared							(3,006,834)		(3,006,834)

Grant of stock options					34,574		(34,574)		—

Repurchase of treasury stock								(674,505)	(674,505)

Other comprehensive income						5,058,741			5,058,741

Balance, June 30, 2011	20,705,303	5,649,240	$207,054	$56,492	$167,803,221	$13,619,827	$210,905,634	$(9,924,438)	$382,667,790

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net income	$511,947	$1,974,486

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,925,467	1,257,660
Net realized investment gains	(4,689,094)	(1,986,603)
Equity (income) loss	(337,951)	197,545
Changes in assets and liabilities:
Losses and loss expenses	19,423,230	12,631,578
Unearned premiums	38,365,576	17,016,015
Premiums receivable	(10,632,371)	(8,923,708)
Deferred acquisition costs	(1,914,685)	(1,028,946)
Deferred income taxes	(1,251,607)	(579,005)
Reinsurance receivable	(16,138,989)	(9,125,388)
Prepaid reinsurance premiums	(17,016,539)	(6,100,772)
Accrued investment income	326,491	(233,132)
Due to affiliate	(284,289)	(1,769,359)
Reinsurance balances payable	1,940,914	694,923
Current income taxes	28,099	1,318,713
Accrued expenses	144,152	(1,299,672)
Other, net	(894,038)	297,926

Net adjustments	8,994,366	2,367,775

Net cash provided by operating activities	9,506,313	4,342,261

Cash Flows from Investing Activities:
Purchases of fixed maturities:
Available for sale	(71,799,322)	(80,020,763)
Purchases of equity securities, available for sale	(14,261,819)	(11,014,460)
Maturity of fixed maturities:
Held to maturity	1,709,495	5,612,123
Available for sale	26,504,947	39,093,985
Sales of fixed maturities:
Available for sale	32,233,706	26,454,158
Sales of equity securities, available for sale	11,007,627	6,765,783
Purchase of Michigan Insurance Company	(7,207,471)	—
Net purchases of property and equipment	—	(390,737)
Net increase in investment in affiliates	(20,570,000)	—
Net sales of short-term investments	7,215,751	11,378,590

Net cash used in investing activities	(35,167,086)	(2,121,321)

Cash Flows from Financing Activities:
Cash dividends paid	(5,877,789)	(5,666,605)
Issuance of common stock	675,631	790,633
Purchase of treasury stock	(674,505)	(145,687)
Payments on line of credit	(3,617,371)	—
Borrowings under line of credit	22,500,000	—

Net cash provided by (used in) financing activities	13,005,966	(5,021,659)

Net decrease in cash	(12,654,807)	(2,800,719)
Cash at beginning of period	16,342,212	12,923,898

Cash at end of period	$3,687,405	$10,123,179

Cash paid during period — Interest	$788,976	$337,677
Net cash paid (received) during period — Taxes	$1,110,000	$(600,000)
See accompanying notes to consolidated financial statements.

DONEGAL GROUP INC. AND SUBSIDIARIES
(Unaudited)
Notes to Consolidated Financial Statements
1 — Organization
     Donegal Mutual Insurance Company (“Donegal Mutual”) organized us as an insurance holding company on August 26, 1986. Our insurance subsidiaries, Atlantic States Insurance Company (“Atlantic States”), Southern Insurance Company of Virginia (“Southern”), Le Mars Insurance Company (“Le Mars”), the Peninsula Insurance Group (“Peninsula”), which consists of Peninsula Indemnity Company and The Peninsula Insurance Company, Sheboygan Falls Insurance Company (“Sheboygan”) and Michigan Insurance Company (“Michigan”), write personal and commercial lines of property and casualty coverages exclusively through a network of independent insurance agents in certain Mid-Atlantic, Midwestern, New England and Southern states. We acquired Michigan on December 1, 2010, and we have included Michigan’s results of operations in our consolidated results of operations since that date. We have three operating segments: our investment function, our personal lines of insurance and our commercial lines of insurance. The personal lines products of our insurance subsidiaries consist primarily of homeowners and private passenger automobile policies. The commercial lines products of our insurance subsidiaries consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies. We also own 48.2% of the outstanding stock of Donegal Financial Services Corporation (“DFSC”), a thrift holding company that owns Union Community Bank FSB (“UCB”). Donegal Mutual owns the remaining 51.8% of the outstanding stock of DFSC.
     At June 30, 2011, Donegal Mutual held approximately 39% of our outstanding Class A common stock and approximately 75% of our outstanding Class B common stock. This ownership provides Donegal Mutual with 66% of the total voting power of our outstanding common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations. While each company maintains its separate corporate existence, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.
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
     On February 23, 2009, our board of directors authorized a share repurchase program pursuant to which we may purchase up to 300,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable SEC rules and in privately negotiated transactions. We purchased 50,058 shares of our Class A common stock under this program during the three months ended June 30, 2011. We purchased 50,058 and 9,702 shares of our Class A common stock under this program during the six months ended June 30, 2011 and 2010. We have purchased a total of 67,429 shares of our Class A common stock under this program from its inception through June 30, 2011.
     In May 2011, DFSC and Union National Financial Corporation (“UNNF”) merged, with DFSC as the surviving company in the merger. Province Bank FSB and Union National Community Bank, which UNNF owned, also merged and now operate as UCB.
2 — Basis of Presentation
     Our financial information for the interim periods included in this Form 10-Q Report is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of our management, are necessary for a fair presentation of our financial position, results of operations and cash flows for those interim periods. Our results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results of operations we expect for the year ending December 31, 2011.
     You should read these interim financial statements in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

3 — Earnings Per Share
     We have two classes of common stock, which we refer to as our Class A common stock and our Class B common stock. Our certificate of incorporation provides that whenever our board of directors declares a dividend on our Class B common stock, our board of directors must also declare a dividend on our Class A common stock that is payable at the same time to holders as of the same record date at a rate that is at least 10% greater than the rate at which our board of directors declared a dividend on our Class B common stock. Accordingly, we use the two-class method to compute our earnings per common share. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of common stock based on dividends we have declared and an allocation of our remaining undistributed earnings using a participation percentage that reflects the dividend rights of each class. The table below presents for the periods indicated a reconciliation of the numerators and denominators we used to compute basic and diluted net (loss) income per share for each class of our common stock:
For the Three Months Ended June 30:

	2011		2010
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(1,344)	$(350)	$1,396	$343

Denominator:
Weighted-average shares outstanding	20,026,238	5,576,775	19,953,539	5,576,775

Basic and diluted net (loss) income per share	$(0.07)	$(0.06)	$0.07	$0.06

For the Six Months Ended June 30:

	2011		2010
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic and diluted net income per share:
Numerator:
Allocation of net income	$417	$95	$1,584	$390

Denominator:
Weighted-average shares outstanding	20,019,481	5,576,775	19,942,153	5,576,775

Basic and diluted net income per share	$0.02	$0.02	$0.08	$0.07

     We did not include outstanding options to purchase the following number of shares of Class A common stock in our computation of diluted earnings per share because the exercise price of the options was greater than the average market price of our Class A common stock during the period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Number of shares excluded	4,021,667	3,290,099	4,021,667	3,290,099

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
     Upon the recovery of losses under the terms of our insurance subsidiaries’ catastrophe reinsurance agreements with third parties and Donegal Mutual, the agreements require our insurance subsidiaries to pay reinstatement premiums to reinstate coverage for additional events that may occur during the term of the agreements. Payment of a reinstatement premium entitles our insurance subsidiaries to the same amount of coverage under the same terms in place prior to their utilization of coverage. Our insurance subsidiaries recognize the cost of the original prepaid reinsurance premiums ratably over the term of the agreements and immediately recognize the cost of reinstatement premiums upon recovery of losses that give rise to an obligation to pay such reinstatement premiums. Our insurance subsidiaries recorded reinstatement premiums of $3.2 million and $1.2 million during the three months ended June 30, 2011 and 2010, respectively. Our insurance subsidiaries recorded reinstatement premiums of $3.2 million and $1.8 million during the six months ended June 30, 2011 and 2010, respectively.
     Other than a change in the set retention under our catastrophe reinsurance we discuss above, we made no significant changes to our third-party reinsurance or the reinsurance agreements between our insurance subsidiaries and Donegal Mutual during the six months ended June 30, 2011.
5 — Investments
The amortized cost and estimated fair values of our fixed maturities and equity securities at June 30, 2011 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,000	$73	$—	$1,073
Obligations of states and political subdivisions	58,159	2,960	—	61,119
Corporate securities	3,249	32	—	3,281
Residential mortgage-backed securities	455	31	—	486

Totals	$62,863	$3,096	$—	$65,959

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$81,984	$1,100	$159	$82,925
Obligations of states and political subdivisions	360,334	12,119	844	371,609
Corporate securities	67,568	673	594	67,647
Residential mortgage-backed securities	106,193	2,433	261	108,365

Fixed maturities	616,079	16,325	1,858	630,546
Equity securities	11,056	4,322	877	14,501

Totals	$627,135	$20,647	$2,735	$645,047

     The amortized cost and estimated fair values of our fixed maturities and equity securities at December 31, 2010 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,000	$84	$—	$1,084
Obligations of states and political subdivisions	59,852	2,894	—	62,746
Corporate securities	3,247	25	—	3,272
Residential mortgage-backed securities	667	40	—	707

Totals	$64,766	$3,043	$—	$67,809

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$57,284	$484	$452	$57,316
Obligations of states and political subdivisions	388,091	6,838	5,300	389,629
Corporate securities	67,518	650	1,074	67,094
Residential mortgage-backed securities	88,410	1,851	454	89,807

Fixed maturities	601,303	9,823	7,280	603,846
Equity securities	2,504	7,693	35	10,162

Totals	$603,807	$17,516	$7,315	$614,008

     The amortized cost and estimated fair value of our fixed maturities at June 30, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
	Cost	Value
	(in thousands)
Held to maturity
Due in one year or less	$3,749	$3,782
Due after one year through five years	34,459	36,291
Due after five years through ten years	24,200	25,400
Due after ten years	—	—
Residential mortgage-backed securities	455	486

Total held to maturity	$62,863	$65,959

Available for sale
Due in one year or less	$23,703	$24,086
Due after one year through five years	88,085	89,947
Due after five years through ten years	180,942	185,450
Due after ten years	217,156	222,698
Residential mortgage-backed securities	106,193	108,365

Total available for sale	$616,079	$630,546

     Gross realized gains and losses from investments before applicable income taxes are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Gross realized gains:
Fixed maturities	$—	$1,547	$441	$1,631
Equity securities	4,416	501	4,505	613

	$4,416	$2,048	$4,946	$2,244

Gross realized losses:
Fixed maturities	$—	$5	$102	$179
Equity securities	100	78	155	78

	100	83	257	257

Net realized gains	$4,316	$1,965	$4,689	$1,987

We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at June 30, 2011 as follows:

	Less than 12 months		More than 12 months
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
		(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$16,846	$159	$—	$—
Obligations of states and political subdivisions	41,891	839	1,493	5
Corporate securities	28,184	594	—	—
Residential mortgage-backed securities	31,995	261	—	—
Equity securites	5,529	877	—	—

Totals	$124,445	$2,730	$1,493	$5

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

     Of our total fixed maturity securities with an unrealized loss at June 30, 2011, we classified 115 securities with a fair value of $120.4 million and an unrealized loss of $1.9 million as available-for-sale and carried them at fair value on our balance sheet.
     Of our total fixed maturity securities with an unrealized loss at December 31, 2010, we classified 301 securities with a fair value of $277.4 million and an unrealized loss of $7.3 million as available-for-sale and carried them at fair value on our balance sheet.
     We have no direct exposure to sub-prime residential mortgage-backed securities and hold no collateralized debt obligations. Substantially all of the unrealized losses in our fixed maturity investment portfolio have resulted from general market conditions and the related impact on our fixed maturity investment valuations. We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, when we consider the decline in value of an individual investment to be other than temporary, we write the investment down to its fair value, and we reflect the amount of the write-down as a realized loss in our results of operations. We individually monitor all investments for other-than-temporary declines in value. Generally, if an individual equity security has depreciated in value by more than 20% of original cost, and has been in such an unrealized loss position for more than six months, we assume there has been an other-than-temporary decline in value. We held 11 equity securities that were in an unrealized loss position at June 30, 2011. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we consider these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the security prior to recovery. If it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. To determine whether a credit loss has occurred, we compare the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider a credit loss to have occurred. If we consider a credit loss to have occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including the fair value of the investment being significantly below its cost, whether the financial condition of the issuer of the security has deteriorated, the occurrence of industry, company and geographic events that have negatively impacted the value of the security and rating agency downgrades. We determined that no investments with fair values below cost had declined on an other-than-temporary basis during the first six months of 2011 and 2010, respectively.
     We amortize premiums and discounts on debt securities over the life of the security as an adjustment to yield using the effective interest method. We compute realized investment gains and losses using the specific identification method.
     We amortize premiums and discounts for mortgage-backed debt securities using anticipated prepayments.
     We account for investments in our affiliates using the equity method of accounting. Under this method, we record our investment at cost, with adjustments for our share of our affiliates’ earnings and losses as well as changes in our affiliates’ equity due to unrealized gains and losses. Our investments in affiliates include our 48.2% ownership interest in DFSC. We have compiled the following summary financial information for DFSC at June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010, respectively, from the financial statements of DFSC.

	June 30,	December 31,
	2011	2010
	(in thousands)
Balance sheets:
Total assets	$558,019	$99,118

Total liabilities	$496,896	$81,510
Stockholders equity	61,123	17,608

Total liabilities and stockholders equity	$558,019	$99,118

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
		(in thousands)
Income statements:
Net income (loss)	$453	$(410)	$701	$(277)

6 — Segment Information
     We evaluate the performance of our personal lines and commercial lines segments based upon the underwriting results of our insurance subsidiaries using statutory accounting principles (“SAP”) that various state insurance departments prescribe or permit. Our management uses SAP to measure the performance of our insurance subsidiaries instead of GAAP. Financial data by segment is as follows:

	Three Months Ended
	June 30,
	2011	2010
	(in thousands)
Revenues:
Premiums earned
Commercial lines	$37,039	$28,903
Personal lines	68,956	64,099

Net premiums earned	105,995	93,002
GAAP adjustments	(1,003)	—

GAAP premiums earned	104,992	93,002
Net investment income	5,421	4,968
Realized investment gains	4,316	1,965
Other	2,325	1,590

Total revenues	$117,054	$101,525

(Loss) income before income taxes:
Underwriting income (loss):
Commercial lines	$302	$1,830
Personal lines	(14,821)	(9,430)

SAP underwriting loss	(14,519)	(7,600)
GAAP adjustments	1,495	1,699

GAAP underwriting loss	(13,024)	(5,901)
Net investment income	5,421	4,968
Realized investment gains	4,316	1,965
Other	1,215	839

(Loss) income before income taxes	($2,072)	$1,871

	Six Months Ended
	June 30,
	2011	2010
	(in thousands)
Revenues:
Premiums earned
Commercial lines	$71,943	$56,591
Personal lines	139,632	127,811

Net premiums earned	211,575	184,402
GAAP adjustments	(2,788)	(28)

GAAP premiums earned	208,787	184,374
Net investment income	10,651	9,899
Realized investment gains	4,689	1,987
Other	4,511	3,116

Total revenues	$228,638	$199,376

Income before income taxes:
Underwriting income (loss):
Commercial lines	$428	( $761)
Personal lines	(17,812)	(12,267)

SAP underwriting loss	(17,384)	(13,028)
GAAP adjustments	430	1,690

GAAP underwriting loss	(16,954)	(11,338)
Net investment income	10,651	9,899
Realized investment gains	4,689	1,987
Other	2,139	1,598

Income before income taxes	$525	$2,146

7 — Borrowings
Line of Credit
     In June 2011, we renewed our existing credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a $60.0 million unsecured, revolving line of credit that expires in July 2014. We have the right to request a one-year extension of the credit agreement as of each anniversary date of the agreement. In December 2010 and March 2011, we borrowed $35.0 million and $3.5 million, respectively, in connection with our acquisition of Michigan. In May 2011, we borrowed $19.0 million in connection with the merger of UNNF with and into DFSC. As of June 30, 2011, we had $54.5 million in outstanding borrowings and had the ability to borrow an additional $5.5 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus between 1.75% and 2.25%, depending on our leverage ratio. We pay a fee of 0.2% per annum on the loan commitment amount regardless of usage. The credit agreement requires our compliance with certain covenants, which include minimum levels of our net worth, leverage ratio and statutory surplus and the A.M. Best ratings of our insurance subsidiaries. We complied with all requirements of the credit agreement during the six months ended June 30, 2011.
Subordinated Debentures
     On October 29, 2003, we received $10.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on October 29, 2033 and are callable at our option, at par. The debentures carry an interest rate equal to the three-month LIBOR rate plus 4.10%, which is adjustable quarterly. At June 30, 2011, the interest rate on these debentures was 4.12% and was next subject to adjustment on July 29, 2011.
     On May 24, 2004, we received $5.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on May 24, 2034 and are callable at our option, at par. The debentures carry an interest rate equal to the three-month LIBOR rate plus 3.85%, which is adjustable quarterly. At June 30, 2011, the interest rate on these debentures was 4.11% and was next subject to adjustment on August 24, 2011.
     In January 2002, West Bend Mutual Insurance Company (“West Bend”) purchased a surplus note from Michigan for $5.0 million to increase Michigan’s statutory surplus. On December 1, 2010, Donegal Mutual purchased the surplus note from West Bend at face value. The surplus note carries an interest rate of 5.00%, and any repayment of principal or interest requires prior insurance regulatory approval.
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
     We charged compensation expense for our stock compensation plans against income before income taxes of $29,104 and $60,824 for the three months ended June 30, 2011 and 2010, respectively, with a corresponding income tax benefit of $9,895 and $20,680, respectively. We charged compensation expense for our stock compensation plans against income before income taxes of $69,486 and $120,985 for the six months ended June 30, 2011 and 2010, respectively, with a corresponding income tax benefit of $23,625 and $41,135, respectively. As of June 30, 2011, our total unrecognized compensation cost related to nonvested share-based compensation granted under our stock compensation plans was $208,471. We expect to recognize this cost over a weighted average period of 4.1 years.
     We account for share-based compensation to employees and directors of Donegal Mutual as share-based compensation to employees of a controlling entity. As such, we measure the fair value of the award at the grant date and recognize the fair value as a dividend to Donegal Mutual. This accounting applies to options we grant to employees and directors of Donegal Mutual, the employer of a majority of the employees that provide services to us. We recorded no implied dividends for the three months ended June 30, 2011 and 2010, respectively. We recorded implied dividends of $34,574 and $23,072 for the six months ended June 30, 2011 and 2010, respectively.

     We received no cash from option exercises under all stock option compensation plans for the six months ended June 30, 2011 and 2010. We realized no tax benefits for tax deductions from option exercises for the six months ended June 30, 2011 and 2010.
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
     For investments that have quoted market prices in active markets, we use the quoted market price as fair value and include these investments in Level 1 of the fair value hierarchy. We classify publicly traded equity securities as Level 1. When quoted market prices in active markets are not available, we base fair values on quoted market prices of comparable instruments or broker quotes we obtain from independent pricing services through a bank trustee. We classify our fixed maturity investments as Level 2. Our fixed maturity investments consist of U.S. Treasury securities and obligations of U.S, government corporations and agencies, obligations of states and political subdivisions, corporate securities and residential mortgage-backed securities. During the first six months of 2010, we classified one equity security as Level 3. The terms of an initial public offering included a restriction from selling that security for a specified period. During the six months ended June 30, 2011, the restriction period expired for a portion of our holdings, and we transferred this portion from Level 3 to Level 1. We utilized a fair value model that incorporated significant other unobservable inputs, such as estimated volatility, to estimate the fair value of the remaining portion of our holdings in this security that remain subject to the selling restriction. The fair value we determined as of June 30, 2011 reflects this restriction, and we continue to classify this portion of our holdings in this security as Level 3.
     We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount we could realize if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values for our fixed maturity and equity investments. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements using proprietary pricing applications, which include available relevant market information, benchmark yields, sector curves and matrix pricing. The pricing services do not use broker quotes in determining the fair values of our investments. We review the estimates of fair value the pricing services provide to determine if the estimates we obtain are representative of fair values based upon our general knowledge of the market, our research findings related to unusual fluctuations in value and our comparison of such values to execution prices for similar securities. As of June 30, 2011 and December 31, 2010, we received one estimate per security from one of the pricing services, and we priced all but an insignificant amount of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided to us as of June 30, 2011 and December 31, 2010, we did not identify any discrepancies, and we did not make any adjustments to the estimates the pricing services provided to us.
     We present our cash and short-term investments at estimated fair value. The carrying values in the balance sheet for premium receivables and reinsurance receivables and payables for premiums and paid losses and loss expenses approximate their fair values. The carrying amounts reported in the balance sheet for our subordinated debentures and borrowings under line of credit approximate their fair values.
     We evaluate our assets and liabilities on a recurring basis to determine the appropriate level at which to classify them for each reporting period.

     The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities as of June 30, 2011:

		Fair Value Measurements Using
		Quoted
		Prices in Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$82,925	$—	$82,925	$—
Obligations of states and political subdivisions	371,609	—	371,609	—
Corporate securities	67,647	—	67,647	—
Residential mortgage-backed securities	108,365	—	108,365	—
Equity securities	14,501	9,086	1,391	4,024

Totals	$645,047	$9,086	$631,937	$4,024

     We did not have any transfers between Levels 1 and 2 during the quarter ended June 30, 2011.
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

     The following table presents a roll forward of the significant unobservable inputs for our Level 3 securities for the three and six months ended June 30, 2011 and 2010, respectively:

	Three Months Ended June 30,
	2011	2010
	(in thousands)
Balance, March 31	$3,628	$5,852
Transfer to level 1	$—	$—
Net unrealized gain	396	474

Balance, June 30	$4,024	$6,326

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Balance, January 1	$7,573	$6,232
Transfer to level 1	$(3,966)	$—
Net unrealized gain	417	94

Balance, June 30	$4,024	$6,326

10 – Income Taxes
     As of June 30, 2011 and December 31, 2010, respectively, we had no material unrecognized tax benefits or accrued interest and penalties. Tax years 2007 through 2010 remained open for examination as of June 30, 2011.
11 – Business Combinations
     In December 2010, we acquired Michigan, which had been a majority-owned subsidiary of West Bend. Michigan writes various lines of property and casualty insurance and had direct written premiums of $105.4 million and net written premiums of $27.1 million for the year ended December 31, 2010. Effective on December 1, 2010, Michigan entered into a 50% quota-share agreement with third-party reinsurers and a 25% quota-share reinsurance agreement with Donegal Mutual to replace the 75% quota-share reinsurance agreement Michigan maintained with West Bend through November 30, 2010. The final purchase price for the acquisition was $42.3 million in cash.
     During the first quarter of 2011, we completed our analysis of the estimated acquisition date fair value of the assets we acquired and the liabilities we assumed. Based on the finalized analysis of our valuation specialist, we decreased the fair value of other assets acquired by $132,000 and recorded a corresponding increase to goodwill.
     As part of our acquisition accounting for Michigan in 2010, we eliminated Michigan’s deferred policy acquisition costs and unearned commission income and recorded Michigan’s obligations and rights under unexpired insurance and reinsurance contracts at their estimated fair value. We estimated the fair value adjustments by applying a market ceding commission rate to Michigan’s unearned premiums and prepaid reinsurance premiums that resulted in a net reduction of Michigan’s obligations. We are amortizing the ceding commission component of the fair value adjustments over the estimated remaining term of Michigan’s policies in force as of the acquisition date and recording the amortization as a reduction in net premiums earned. For the six months ended June 30 2011, we recorded a reduction in net premiums earned of $2.8 million related to this amortization. We will amortize the remaining fair value adjustments of $493,000 throughout the remainder of 2011.
12 – Impact of New Accounting Standards
     In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends ASC subtopic 820-10 by requiring new, and clarifying existing, fair value disclosures. We have included herein the disclosures ASU 2010-06 requires for the first six months of 2011.
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
     Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions as to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced a decrease in claims frequency on workers’ compensation claims during the past several years while claims severity has gradually increased. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on workers’ compensation claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and the collectibility of reinsured losses, among other items. To the extent our insurance subsidiaries determine that the factors underlying their assumptions have changed, our insurance subsidiaries attempt to make appropriate adjustments for such changes in their reserves. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at June 30, 2011. For every 1% change in our estimate of our insurance subsidiaries’ liability for unpaid losses and loss expenses, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $2.2 million.
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
     Excluding the impact of periodic catastrophic weather events in recent years, our insurance subsidiaries have generally noted stable amounts in the number of claims incurred and a slight downward trend in the number of claims outstanding at period ends relative to their premium base. However, the amount of the average claim outstanding has increased gradually over the past several years. We attribute this increase to increased litigation trends and economic conditions that have extended the estimated length of disabilities and contributed to increased medical loss costs and a general slowing of settlement rates in litigated claims. Our insurance subsidiaries could make further adjustments to their estimates for liabilities in the future based on the factors we describe above. However, on the basis of our insurance subsidiaries’ internal procedures, which analyze, among other things, their prior assumptions, their experience with similar cases and historical trends such as reserving patterns, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes, we believe that our insurance subsidiaries have made adequate provision for their liability for losses and loss expenses as of June 30, 2011.
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

     In addition, Donegal Mutual and our insurance subsidiaries, operating together as the Donegal Insurance Group, share a combined business plan to achieve market penetration and underwriting profitability objectives. The products our insurance subsidiaries and Donegal Mutual offer are generally complementary, thereby allowing Donegal Insurance Group to offer a broader range of products to a given market and to expand Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account. Distinctions within the products of Donegal Mutual and our insurance subsidiaries generally relate to specific risk profiles targeted within similar classes of business, such as preferred tier products compared to standard tier products, but we do not allocate all of the standard risk gradients to one company. Therefore, the underwriting profitability of the business the individual companies write directly will vary. However, because the pool homogenizes the risk characteristics of all business Donegal Mutual and Atlantic States write directly and each company shares the results according to each company’s participation percentage, each company realizes its percentage share of the underwriting results of the pool. Our insurance subsidiaries’ unpaid liability for losses and loss expenses by major line of business as of June 30, 2011 and December 31, 2010 consisted of the following:

	June 30,	December 31,
	2011	2010
	(in thousands)
Commercial lines:
Automobile	$23,599	$22,790
Workers’ compensation	55,473	54,902
Commercial multi-peril	36,555	32,961
Other	4,100	3,875

Total commercial lines	119,727	114,528

Personal lines:
Automobile	82,037	83,042
Homeowners	15,980	18,695
Other	2,514	1,632

Total personal lines	100,531	103,369

Total commercial and personal lines	220,258	217,897
Plus reinsurance recoverable	182,484	165,422

Total liability for unpaid losses and loss expenses	$402,742	$383,319

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

	Adjusted Loss and	Percentage	Adjusted Loss and	Percentage
Percentage	Loss Expense	Change	Loss Expense	Change
Change in Loss	Reserves Net of	in Stockholders’	Reserves Net of	in Stockholders’
and Loss Expense	Reinsurance as of	Equity as of	Reinsurance as of	Equity as of
Reserves Net of	June 30,	June 30,	December 31,	December 31,
Reinsurance	2011	2011(1)	2010	2010(1)
	(dollars in thousands)
(10.0)%	$198,232	3.7%	$196,107	3.7%
(7.5)	203,739	2.8	201,555	2.8
(5.0)	209,245	1.9	207,002	1.9
(2.5)	214,752	0.9	212,450	0.9
Base	220,258	—	217,897	—
2.5	225,764	-0.9	223,344	-0.9
5.0	231,271	-1.9	228,792	-1.9
7.5	236,777	-2.8	234,239	-2.8
10.0	242,284	-3.7	239,687	-3.7

(1)	Net of income tax effect.

Statutory Combined Ratios
     We evaluate our insurance operations by monitoring certain key measures of growth and profitability. In addition to using GAAP-based performance measurements, we also utilize certain non-GAAP financial measures that we believe are valuable in managing our business and for comparison to our peers. These non-GAAP measures are underwriting (loss) income, combined ratio and net premiums written. An insurance company’s statutory combined ratio is a standard measure of underwriting profitability. This ratio is the sum of the ratio of calendar-year incurred losses and loss expenses to premiums earned; the ratio of expenses incurred for commissions, premium taxes and underwriting expenses to net premiums written and the ratio of dividends to policyholders to premiums earned. The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. A ratio of less than 100 percent generally indicates underwriting profitability. The statutory combined ratio differs from the GAAP combined ratio. In calculating the GAAP combined ratio, we do not deduct installment payment fees from incurred expenses, we base the expense ratio on premiums earned instead of premiums written and we adjust GAAP premiums earned to reflect acquisition accounting adjustments. The following table sets forth our insurance subsidiaries’ statutory combined ratios by major line of business for the three and six months ended June 30, 2011 and 2010:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Commercial lines:
Automobile	95.9%	83.4%	93.7%	90.0%
Workers’ compensation	81.7	84.8	88.3	95.1
Commercial multi-peril	107.8	99.8	105.1	109.4
Other	52.9	39.2	46.8	29.8
Total commercial lines	93.9	88.9	94.1	97.1

Personal lines:
Automobile	103.0	103.6	102.4	100.1
Homeowners	147.4	123.0	125.4	122.1
Other	115.6	119.5	98.6	104.4
Total personal lines	116.7	110.5	109.1	107.0

Total commercial and personal lines	108.7	103.7	103.9	103.9
Investments
     We make estimates concerning the value of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, when we consider a decline in the value of an individual investment to be other than temporary, we write down the investment to its fair value, and we reflect the amount of the write-down as a realized loss in our results of operations. We individually monitor all investments for other-than-temporary declines in value. Generally, if an individual equity security has depreciated in value by more than 20% of its original cost, and has been in such an unrealized loss position for more than six months, we assume there has been an other-than-temporary decline in its value. We held 11 equity securities that were in an unrealized loss position at June 30, 2011. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we consider these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the security prior to recovery. If it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. To determine whether a credit loss has occurred, we compare the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect we will incur a cash flow shortfall, we consider a credit loss to have occurred. If we consider that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including the fair value of the investment being significantly below its cost, whether the financial condition of the issuer of a security is deteriorating, the occurrence of industry, company and geographic events that have negatively impacted the value of a security and rating agency downgrades. We determined that no investments with a fair value below cost had declined on an other-than-temporary basis during the first six months of 2011 and 2010, respectively.
     We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if the security was sold in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values for our fixed maturity and equity investments. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements using proprietary pricing applications, which include available relevant market information, benchmark yields, sector curves and matrix pricing. The pricing services do not use broker quotes in determining the fair values of our investments. We review the estimates of fair value the pricing services provide to determine if the estimates we obtain are representative of market prices based upon our general knowledge of the market, our research findings related to unusual fluctuations in value and our comparison of such values to execution prices for similar securities. As of June 30, 2011 and December 31, 2010, we received one estimate per security from one of the pricing services, and we priced all but an insignificant amount of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided to us as of June 30, 2011 and December 31, 2010, we did not identify any discrepancies, and we did not make any adjustments to the fair value estimates the pricing services provided to us. We classified one equity security as Level 3 as of June 30, 2011, which we describe in Note 9 — Fair Value Measurements. We utilized a fair value model that incorporated significant other unobservable inputs, including estimated volatility, to estimate the equity security’s fair value. Pursuant to terms of an initial public offering by the issuer of that equity security, we may not sell this security for a specified period, and the fair value we determined as of June 30, 2011 reflects this restriction.
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
Results of Operations — Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
     Net Premiums Written. Our insurance subsidiaries’ net premiums written for the three months ended June 30, 2011 were $117.9 million, an increase of $15.6 million, or 15.2%, from the $102.4 million of net premiums written for the comparable period of 2010. We primarily attribute the increase to net premiums written of $12.2 million related to our acquisition of Michigan. Personal lines net premiums written increased $5.7 million, or 8.2%, for the second quarter of 2011 compared to the comparable period of 2010. We attribute the increase to our acquisition of Michigan, as increased reinsurance reinstatement premiums fully offset growth from premium price increases. Commercial lines net premiums written increased $9.9 million, or 30.1%, for the second quarter of 2011 compared to the comparable period of 2010. The increase included $6.5 million from Michigan, with the remainder attributable to increased writings of new accounts in the commercial automobile, commercial multi-peril and workers’ compensation lines of business.
     Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the second quarter of 2011 were $105.0 million, an increase of $12.0 million, or 12.9%, compared to $93.0 million for the comparable period of 2010, reflecting increases in net premiums written during 2010 and 2011 that were partially offset by a $1.0 million amortization adjustment related to the Michigan acquisition. As of the acquisition date, we eliminated Michigan’s deferred acquisition costs and unearned commission income and recorded Michigan’s obligations and rights under unexpired insurance and reinsurance contracts at their estimated fair value. We estimated the fair value adjustments by applying a market ceding commission rate to Michigan’s unearned premiums and prepaid reinsurance premiums that resulted in a net reduction of Michigan’s obligations. We are amortizing the ceding commission component of the fair value adjustments over the estimated remaining term of Michigan’s policies in force as of the acquisition date and recording the amortization as a reduction in net premiums earned. Our insurance subsidiaries earn premiums and recognize them as revenue over the terms of their policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding 12-month period compared to the comparable period one year earlier.
     Investment Income. Our net investment income increased to $5.4 million for the second quarter of 2011, compared to $5.0 million for the second quarter of 2010. We attribute this increase primarily to an increase in our average invested assets from $664.9 million for the second quarter of 2010 to $749.7 million for the second quarter of 2011. The increase in our average invested assets reflects the additional invested assets we received as part of the Michigan acquisition.
     Net Realized Investment Gains. We had net realized investment gains for the second quarter of 2011 of $4.3 million, compared to $2.0 million for the second quarter of 2010. The net realized investment gains for the second quarter of 2011 resulted primarily from the previously planned periodic sales of a portion of our holdings of an equity security that we obtained in an initial public offering and for which a selling restriction expired in April 2011. The net realized investment gains in 2010 resulted from normal turnover within our investment portfolio. We did not recognize any impairment losses during the comparable period of 2011 or 2010.
     Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, for the second quarter of 2011 was 80.2%, an increase from our insurance subsidiaries’ 73.7% loss ratio for the second quarter of 2010. Our insurance subsidiaries incurred increased weather-related losses during the second quarter of 2011 compared to the second quarter of 2010. Our insurance subsidiaries incurred $13.1 million of losses, after reinsurance, from 11 catastrophic weather events throughout our operating regions and an additional $7.4 million of weather-related losses from other storm systems that hit our insurance subsidiaries’ operating regions. Our insurance subsidiaries experienced favorable prior-accident-year loss reserve development of approximately $1.5 million and $500,000 in the second quarter of 2011 and 2010, respectively. Our insurance subsidiaries’ commercial lines loss ratio increased to 67.0% for the second quarter of 2011 compared to 61.1% for the second quarter of 2010, primarily due to increases in their commercial automobile and commercial multi-peril loss ratios. The personal lines loss ratio increased to 86.7% for the second quarter of 2011, compared to 79.6% for the second quarter of 2010, primarily due to an increase in the homeowners loss ratio.
     Underwriting Expenses. Our insurance subsidiaries’ expense ratio, which is the ratio of policy acquisition costs and other underwriting expenses to premiums earned, for the second quarters of 2011 and 2010 was 32.1% and 32.6%, respectively. Our underwriting expenses include non-deferrable costs related to the acquisition of Michigan of approximately $450,000 for which we will recognize offsetting ceding commissions over the terms of the policies to which the expenses related. Our GAAP expense ratio for the comparable period of 2011 reflects this additional expense.
     Combined Ratio. Our insurance subsidiaries’ combined ratio was 112.4% and 106.4% for the three months ended June 30, 2011 and 2010, respectively. The combined ratio represents the sum of the loss ratio, expense ratio and dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned. We attribute the increase in the combined ratio to an increase in the loss ratio that was primarily weather-related.
     Interest Expense. Interest expense for the second quarter of 2011 was $558,842, compared to $168,935 for the second quarter of 2010. The higher interest expense in the 2011 period reflects an increase in our borrowings under our line of credit.
     Income Taxes. Income tax (benefit) expense was ($377,610) for the second quarter of 2011, representing an effective tax rate of 18.2%, compared to $131,148 for the second quarter of 2010, representing an effective tax rate of 7.0%. Effective tax rates in both periods represented estimates based on projected annual taxable income.
     Net (Loss) Income and Earnings Per Share. Our net loss for the second quarter of 2011 was ($1.7) million, or ($.07) per share of Class A common stock and ($.06) per share of Class B common stock, compared to net income of $1.7 million, or $.07 per share of Class A common stock and $.06 per share of Class B common stock, for the second quarter of 2010. We had 20.0 million and 19.9 million shares of our Class A shares outstanding for the second quarters of 2011 and 2010, respectively. We had 5.6 million

Class B shares outstanding for both periods.
Results of Operations — Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
     Net Premiums Written. Our insurance subsidiaries’ net premiums written for the six months ended June 30, 2011 were $230.1 million, an increase of $34.8 million, or 17.8%, from the $195.3 million of net premiums written for the comparable period of 2010. We primarily attribute the increase to net premiums written of $24.5 million related to our acquisition of Michigan. Personal lines net premiums written increased $13.9 million, or 10.7%, for the first half of 2011 compared to the first half of 2010. The increase included $11.0 million from Michigan, with the remainder primarily attributable to pricing increases in the personal automobile and homeowners lines of business. Commercial lines net premiums written increased $20.9 million, or 32.1%, for the first half of 2011 compared to the comparable period of 2010. The increase included $13.4 million from Michigan, with the remainder attributable to increased writings of new accounts in the commercial automobile, commercial multi-peril and workers’ compensation lines of business.
     Net Premiums Earned. Our insurance subsidiaries’ net premiums earned were $208.8 million, an increase of $24.4 million, or 13.2%, compared to $184.4 million for the first half of 2010, reflecting increases in net premiums written during 2010 and 2011 that were partially offset by a $2.8 million amortization adjustment related to the Michigan acquisition. As of the acquisition date, we eliminated Michigan’s deferred acquisition costs and unearned commission income and recorded Michigan’s obligations and rights under unexpired insurance and reinsurance contracts at their estimated fair value. We estimated the fair value adjustments by applying a market ceding commission rate to Michigan’s unearned premiums and prepaid reinsurance premiums that resulted in a net reduction of Michigan’s obligations. We are amortizing the ceding commission component of the fair value adjustments over the estimated remaining term of Michigan’s policies in force as of the acquisition date and recording the amortization as a reduction in net premiums earned. Our insurance subsidiaries earn premiums and recognize them as revenue over the terms of their policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding 12 month period compared to the comparable period one year earlier.
     Investment Income. Our net investment income increased to $10.7 million for the first six months of 2011, compared to $9.9 million for the comparable period of 2010. We attribute the increase primarily to an increase in our average invested assets from $669.5 million for the first half of 2010 to $750.0 million for the first half of 2011. The increase in our average invested assets reflects the additional invested assets we received as part of the Michigan acquisition.
     Net Realized Investment Gains. Net realized investment gains for the first half of 2011 were $4.7 million compared to $2.0 million for the comparable period of 2010. The net realized investment gains for 2011 resulted primarily from the previously planned periodic sales of a portion of our holdings of an equity security that we obtained in an initial public offering and for which a selling restriction expired in April 2011. The net realized investment gains in 2010 resulted from normal turnover within our investment portfolio. We did not recognize any impairment losses during the first half of 2011 or 2010.
     Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, for the first half of 2011 was 75.3%, an increase from our 74.0% loss ratio for the first half of 2010. Our insurance subsidiaries incurred increased weather-related losses during the first half of 2011 compared to the first half of 2010. Our insurance subsidiaries’ commercial lines loss ratio decreased to 66.6% for the first half of 2011 compared to 69.5% for the first half of 2010, primarily due to decreases in the commercial multi-peril and workers’ compensation loss ratios. The personal lines loss ratio increased to 78.8% for the first half of 2011, compared to 76.3% for the first half of 2010, primarily due to an increase in the homeowners loss ratio.
     Underwriting Expenses. Our insurance subsidiaries’ expense ratio, which is the ratio of policy acquisition costs and other underwriting expenses to premiums earned, for the first half of 2011 and 2010 was 32.7% and 32.0%, respectively. Our underwriting expenses include non-deferrable costs of Michigan in the amount of approximately $1.2 million for which we will recognize offsetting ceding commissions over the terms of the policies to which the expenses related. Our GAAP expense ratio for the first half of 2011 reflects this additional expense.
     Combined Ratio. Our insurance subsidiaries’ combined ratio for the first half of 2011 and 2010 was 108.1% and 106.2%, respectively. The combined ratio represents the sum of the loss ratio, expense ratio and dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned.
     Interest Expense. Our interest expense for the first half of 2011 was $1.0 million, compared to $353,693 for the first half of 2010. The higher interest expense in the 2011 period reflects an increase in our borrowings under our line of credit.
     Income Taxes. Our income tax expense was $12,589 for the first half of 2011, representing an effective tax rate of 2.4%, compared to $171,928 for the first half of 2010, representing an effective tax rate of 14.7%. Effective tax rates in both periods represented estimates based on our projected annual taxable income.
     Net Income and Earnings Per Share. Our net income for the first half of 2011 was $511,947, or $.02 per share of Class A common stock and $.02 per share of Class B common stock, compared to net income of $2.0 million, or $.08 per share of Class A common stock and $.07 per share of Class B common stock, for the first half of 2010. We had 20.0 million and 19.9 million shares of our Class A shares outstanding for the first half of 2011 and 2010, respectively. We had 5.6 million Class B shares outstanding for both periods.
Liquidity and Capital Resources
     Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as they arise. Our major sources of funds from operations are the net cash flows generated from our insurance subsidiaries’ underwriting results, investment income and maturing investments.
     We have historically generated sufficient net positive cash flow from our operations to fund our commitments and add to our investment portfolio, thereby increasing future investment returns. The impact of the pooling agreement between Donegal Mutual and Atlantic States has historically been cash flow positive because of the consistent underwriting profitability of the pool. We settle the pool monthly, thereby resulting in cash flows substantially similar to cash flows that would result from the underwriting of direct business. We have not experienced any unusual variations in the timing of claim payments associated with the loss reserves of our insurance subsidiaries. We maintain significant liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective, thereby providing an additional measure of liquidity to meet our obligations should an unexpected variation occur in the future. Net cash flows provided by operating activities in the first six months of 2011 and 2010 were $9.5 million and $4.3 million, respectively, with the change in cash flows due primarily to decreased claim payments during the first six months of 2011.
     As of June 30, 2011, we had $54.5 million in outstanding borrowings under our line of credit and had the ability to borrow $5.5 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus between 1.75% and 2.25%, depending on our leverage ratio.
     The following table shows our expected payments for significant contractual obligations as of June 30, 2011.

		Less than 1
	Total	year	1-3 years	4-5 years	After 5 years
			(in thousands)
Net liability for unpaid losses and loss expenses of our insurance subsidiaries	$220,258	$99,192	$100,016	$9,395	$11,655
Subordinated debentures	20,465	—	—	—	20,465
Borrowings under line of credit	54,500	—	54,500	—	—

Total contractual obligations	$295,223	$99,192	$154,516	$9,395	$32,120

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
     We estimate the timing of the amounts for the borrowings under our line of credit based on their contractual maturities we discuss in Note 7 — Borrowings. Our borrowings under our line of credit carry interest rates that vary as we discuss in Note 7 — Borrowings. Based upon the interest rates in effect as of June 30, 2011, our annual interest cost associated with our borrowings under our line of credit is approximately $1.2 million. For every 1% change in the interest rate associated with our borrowings under our line of credit, the effect on our annual interest cost would be approximately $545,000.
     We estimate the timing of the amounts for the subordinated debentures based on their contractual maturities. We may redeem the debentures at our option, at par, on dates we discuss in Note 7 — Borrowings. We pay interest on our subordinated debentures at interest rates that vary as we discuss in Note 7 — Borrowings. Based upon the interest rates in effect as of June 30, 2011, our annual interest cost associated with our subordinated debentures is approximately $868,000. For every 1% change in the three-month LIBOR rate, the effect on our annual interest cost would be approximately $200,000.
     On February 23, 2009, our board of directors authorized a share repurchase program pursuant to which we may purchase up to 300,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable SEC rules and in privately negotiated transactions. We purchased 50,058 and no shares of our Class A common stock under this program during the three months ended June 30, 2011 and 2010, respectively. We purchased 50,058 and 9,702 shares of our Class A common stock under this program during the six months ended June 30, 2011 and 2010, respectively. We have purchased a total of 67,429 shares of our Class A common stock under this program from its inception through June 30, 2011.
     On July 21, 2011, our board of directors declared quarterly cash dividends of 12 cents per share for our Class A common stock and 10.75 cents per share for our Class B common stock, payable on August 15, 2011 to stockholders of record as of the close of business on August 1, 2011. We are not subject to any restrictions on our payment of dividends to our stockholders, although there are state law restrictions on the payment of annual dividends greater than 10% of statutory surplus by our insurance subsidiaries to us. Our insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis and require prior approval of the applicable domiciliary insurance regulatory authorities for dividends in excess of 10% of statutory surplus. Our insurance subsidiaries are subject to risk-based capital (“RBC”) requirements. At December 31, 2010, our insurance subsidiaries’ capital levels were each substantially above the applicable RBC requirements. At January 1, 2011, amounts available for distribution as dividends to us from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities were $19.2 million from Atlantic States, $0 from Southern, $2.6 million from Le Mars, $4.2 million from Peninsula, $0 from Sheboygan and $3.7 million from Michigan, all of which remained available at June 30, 2011.
     As of June 30, 2011, we had no material commitments for capital expenditures.
Equity Price Risk
     Our portfolio of marketable equity securities, which we carry on our consolidated balance sheets at estimated fair value, has exposure to the risk of loss resulting from an adverse change in prices. We manage this risk by performing an analysis of prospective investments and through regular reviews of our portfolio by our investment staff.
Credit Risk
     Our portfolio of fixed-maturity securities and, to a lesser extent, our portfolio of short-term investments is subject to credit risk, which we define as the potential loss in market value resulting from adverse changes in the borrower’s ability to repay its debt. We manage this risk by performing an analysis of prospective investments and through regular reviews of our portfolio by our investment staff. We also limit the percentage and amount of our total investment portfolio that we invest in the securities of any one issuer.
     Our insurance subsidiaries provide property and casualty insurance coverages through independent insurance agencies. We bill the majority of this business directly to the insured, although we bill a portion of our commercial business through licensed insurance agents to whom our insurance subsidiaries extend credit in the normal course of business.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Our market risk generally represents the risk of gain or loss that may result from the potential change in the fair value of the securities we hold in our investment portfolio as a result of fluctuations in prices and interest rates and, to a lesser extent, our debt obligations. We manage our interest rate risk by maintaining an appropriate relationship between the average duration of our investment portfolio and the approximate duration of our liabilities, i.e., policy claims of our insurance subsidiaries and debt obligations.
     Our investment mix shifted slightly due to a shift from lower-yielding short-term investments to fixed maturity investments during the first half of 2011. We have maintained approximately the same duration of our investment portfolio to our liabilities from December 31, 2010 to June 30, 2011.
     There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2010 through June 30, 2011.
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
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
     We base all statements contained in this report that are not historic facts on current expectations. Such statements are forward-looking in nature (as defined in the Private Securities Litigation Reform Act of 1995) and necessarily involve risks and uncertainties. Actual results could vary materially. The factors that could cause our actual results to vary materially from forward-looking statements we have previously made, include, but are not limited to, our ability to maintain profitable operations, the adequacy of the loss and loss expense reserves of our insurance subsidiaries, business and economic conditions in the areas in which we operate, interest rates, competition from various insurance and other financial businesses, terrorism, the availability and cost of reinsurance, legal and judicial developments, changes in regulatory requirements, our ability to integrate and manage successfully the companies we may acquire from time to time and other risks that we describe from time to time in our filings with the SEC. We disclaim any obligation to update such statements or to announce publicly the results of any revisions that we may make to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.
Item 4T. Controls and Procedures.
     Not applicable.

Part II. Other Information
Item 1. Legal Proceedings.
     None.
Item 1A. Risk Factors.
     Our business, results of operations and financial condition, and, therefore, the value of our Class A common stock and Class B common stock, are subject to a number of risks. For a description of certain risks, we refer to “Risk Factors” in our 2010 Annual Report on Form 10-K filed with the SEC on March 14, 2011. There have been no material changes in the risk factors disclosed in that Form 10-K Report during the six months ended June 30, 2011.
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(d) Maximum
Number (or
			(c) Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	(a) Total Number	(b) Average	of Publicly	Be Purchased Under
	of Shares (or	Price Paid per	Announced Plans	the Plans or
Period	Units) Purchased	Share (or Unit)	or Programs	Programs
Month #1	Class A — None	Class A — None	Class A — None
April 1-30, 2011	Class B — None	Class B — None	Class B — None

Month #2	Class A — 23,443	Class A — $13.49	Class A — 23,443	(1)
May 1-31, 2011	Class B — 300	Class B — $17.49	Class B — 300	(2)

Month #3	Class A — 26,615	Class A — $13.46	Class A — 26,615	(1)
June 1-30, 2011	Class B — 100	Class B — $16.31	Class B — 100	(2)
	Class A — 50,058	Class A — $13.47	Class A — 50,058
Total	Class B — 400	Class B — $17.20	Class B — 400

(1)	We purchased these shares pursuant to our announcement on February 23, 2009 that we will purchase up to 300,000 shares of our Class A common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. We may purchase up to 232,571 additional shares of our Class A common stock under this stock repurchase program.

(2)	Donegal Mutual purchased these shares pursuant to its announcement on August 17, 2004 that it will, at its discretion, purchase shares of our Class A common stock and Class B common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. Such announcement did not stipulate a maximum number of shares that may be purchased under this program.
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

DONEGAL GROUP INC.
August 9, 2011	By:	/s/ Donald H. Nikolaus
Donald H. Nikolaus, President
and Chief Executive Officer

August 9, 2011	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Senior Vice President
and Chief Financial Officer