Form 10-Q
period 2011-09-30
DONEGAL GROUP INC
filed 2011-11-04
CIK 800457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,975,609 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on October 31, 2011.

Part I. Financial Information

Item 1.	Financial Statements.

Donegal Group Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets

Investments
Fixed maturities
Held to maturity, at amortized cost	$59,706,672	$64,766,429
Available for sale, at fair value	625,636,087	603,846,201
Equity securities, available for sale, at fair value	11,128,097	10,161,614
Investments in affiliates	31,867,120	8,991,577
Short-term investments, at cost, which approximates fair value	60,172,130	40,775,993

Total investments	788,510,106	728,541,814
Cash	12,910,189	16,342,212
Accrued investment income	6,463,583	7,365,171
Premiums receivable	105,835,584	96,467,949
Reinsurance receivable	196,792,349	173,836,746
Deferred policy acquisition costs	37,773,096	34,445,579
Deferred tax asset, net	9,998,718	11,988,169
Prepaid reinsurance premiums	109,895,989	89,365,771
Property and equipment, net	6,324,287	7,069,086
Accounts receivable - securities	—	428,983
Federal income taxes recoverable	2,208,744	948,325
Goodwill	5,625,354	5,493,316
Other intangible assets	958,010	958,010
Other	1,425,241	1,368,392

Total assets	$1,284,721,250	$1,174,619,523

Liabilities and Stockholders’ Equity

Liabilities
Unpaid losses and loss expenses	$414,355,657	$383,318,672
Unearned premiums	346,857,279	297,272,161
Accrued expenses	19,696,401	21,287,406
Reinsurance balances payable	21,533,977	19,140,322
Borrowings under line of credit	54,500,000	35,617,371
Cash dividends declared to stockholders	—	2,870,955
Subordinated debentures	20,465,000	20,465,000
Accounts payable - securities	9,852,827	—
Payable for the purchase of Michigan Insurance Company	—	7,207,471
Due to affiliate	5,435,894	2,926,104
Drafts payable	2,578,471	1,304,779
Other	1,787,942	3,106,472

Total liabilities	897,063,448	794,516,713

Stockholders’ Equity
Preferred stock, $1.00 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 30,000,000 shares, issued 20,716,674 and 20,656,527 shares and outstanding 19,939,116 and 19,994,226 shares	207,167	206,566
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	170,275,270	167,093,504
Accumulated other comprehensive income	21,372,948	8,561,086
Retained earnings	206,476,253	213,435,095
Treasury stock	(10,730,328)	(9,249,933)

Total stockholders’ equity	387,657,802	380,102,810

Total liabilities and stockholders’ equity	$1,284,721,250	$1,174,619,523

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,
	2011	2010
Revenues:
Net premiums earned	$108,506,809	$94,948,843
Investment income, net of investment expenses	5,041,568	4,709,458
Net realized investment gains	2,458,609	2,460,462
Lease income	241,247	231,905
Installment payment fees	1,889,474	1,399,650
Other income	1,026,764	—

Total revenues	119,164,471	103,750,318

Expenses:
Net losses and loss expenses	89,411,543	67,401,697
Amortization of deferred policy acquisition costs	17,282,000	16,388,000
Other underwriting expenses	15,286,807	14,019,279
Policyholder dividends	223,352	220,536
Interest	528,671	183,616
Other expenses	490,566	502,279

Total expenses	123,222,939	98,715,407

(Loss) income before income tax (benefit) expense	(4,058,468)	5,034,911
Income tax (benefit) expense	(4,878,394)	125,032

Net income	$819,926	$4,909,879

Earnings per common share:
Class A common stock - basic and diluted	$0.03	$0.20

Class B common stock - basic and diluted	$0.03	$0.18

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,
	2011	2010
Net income	$819,926	$4,909,879
Other comprehensive income, net of tax
Unrealized gain on securities:
Unrealized holding income during the period, net of income tax	9,375,803	6,469,008
Reclassification adjustment, net of income tax	(1,622,682)	(1,623,905)

Other comprehensive income	7,753,121	4,845,103

Comprehensive income	$8,573,047	$9,754,982

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Revenues:
Net premiums earned	$317,293,489	$279,323,348
Investment income, net of investment expenses	15,692,704	14,608,439
Net realized investment gains	7,147,703	4,447,065
Lease income	707,790	687,902
Installment payment fees	5,596,010	4,059,766
Other income	1,364,715	—

Total revenues	347,802,411	303,126,520

Expenses:
Net losses and loss expenses	246,686,904	203,892,799
Amortization of deferred policy acquisition costs	50,902,000	48,549,000
Other underwriting expenses	49,826,197	40,834,990
Policyholder dividends	529,281	465,319
Interest	1,530,983	537,309
Other expenses	1,860,978	1,665,778

Total expenses	351,336,343	295,945,195

(Loss) income before income tax (benefit) expense	(3,533,932)	7,181,325
Income tax (benefit) expense	(4,865,805)	296,960

Net income	$1,331,873	$6,884,365

Earnings per common share:
Class A common stock - basic and diluted	$0.05	$0.28

Class B common stock - basic and diluted	$0.05	$0.25

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Net income	$1,331,873	$6,884,365
Other comprehensive income, net of tax
Unrealized gain on securities:
Unrealized holding income during the period, net of income tax	17,529,346	10,401,620
Reclassification adjustment, net of income tax	(4,717,484)	(2,935,063)

Other comprehensive income	12,811,862	7,466,557

Comprehensive income	$14,143,735	$14,350,922

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(Unaudited)

Nine Months Ended September 30, 2011

	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2010	20,656,527	5,649,240	$206,566	$56,492	$167,093,504	$8,561,086	$213,435,095	$(9,249,933)	$380,102,810
Issuance of common stock (stock compensation plans)	60,147		601		897,906				898,507
Net income							1,331,873		1,331,873
Cash dividends declared							(6,006,855)		(6,006,855)
Grant of stock options					2,283,860		(2,283,860)		—
Repurchase of treasury stock								(1,480,395)	(1,480,395)
Other comprehensive income						12,811,862			12,811,862

Balance, September 30, 2011	20,716,674	5,649,240	$207,167	$56,492	$170,275,270	$21,372,948	$206,476,253	$(10,730,328)	$387,657,802

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net income	$1,331,873	$6,884,365

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,808,515	2,054,392
Net realized investment gains	(7,147,703)	(4,447,065)
Equity (income) loss	(1,364,715)	292,742
Changes in assets and liabilities:
Losses and loss expenses	31,036,985	15,036,665
Unearned premiums	49,585,118	26,329,047
Premiums receivable	(9,367,635)	(10,763,411)
Deferred acquisition costs	(3,327,517)	(1,999,433)
Deferred income taxes	(4,838,144)	(486,071)
Reinsurance receivable	(22,955,603)	(10,844,896)
Prepaid reinsurance premiums	(20,530,218)	(8,456,787)
Accrued investment income	901,588	(218,153)
Due to affiliate	2,509,790	(2,920,254)
Reinsurance balances payable	2,393,655	428,193
Current income taxes	(1,260,419)	1,358,701
Accrued expenses	(1,591,005)	(879,452)
Other, net	(101,687)	476,909

Net adjustments	16,751,005	4,961,127

Net cash provided by operating activities	18,082,878	11,845,492

Cash Flows from Investing Activities:
Purchases of fixed maturities:
Available for sale	(131,357,708)	(152,968,758)
Purchases of equity securities, available for sale	(19,839,856)	(44,168,645)
Maturity of fixed maturities:
Held to maturity	4,768,716	7,503,370
Available for sale	43,494,164	53,870,605
Sales of fixed maturities:
Available for sale	101,494,480	62,607,346
Sales of equity securities, available for sale	17,675,980	42,088,169
Purchase of Michigan Insurance Company	(7,207,471)	—
Net purchases of property and equipment	—	(561,648)
Net increase in investment in affiliates	(20,570,000)	—
Net (purchases) sales of short-term investments	(19,396,137)	27,468,932

Net cash used in investing activities	(30,937,832)	(4,160,629)

Cash Flows from Financing Activities:
Cash dividends paid	(8,877,810)	(8,534,310)
Issuance of common stock	898,507	800,504
Purchase of treasury stock	(1,480,395)	(145,687)
Payments on line of credit	(3,617,371)	—
Borrowings under line of credit	22,500,000	—

Net cash provided by (used in) financing activities	9,422,931	(7,879,493)

Net decrease in cash	(3,432,023)	(194,630)
Cash at beginning of period	16,342,212	12,923,898

Cash at end of period	$12,910,189	$12,729,268

Cash paid during period - Interest	$1,259,938	$517,038
Net cash paid (received) during period - Taxes	$1,110,000	$(600,000)

See accompanying notes to consolidated financial statements.

DONEGAL GROUP INC. AND SUBSIDIARIES

(Unaudited)

Notes to Consolidated Financial Statements

1 -	Organization

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

At September 30, 2011, Donegal Mutual held approximately 39% of our outstanding Class A common stock and approximately 75% of our outstanding Class B common stock. This ownership provides Donegal Mutual with 66% of the total voting power of our outstanding common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations. While each company maintains its separate corporate existence, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

Atlantic States, our largest subsidiary, participates in a pooling agreement with Donegal Mutual. Under the pooling agreement, the two companies pool their insurance business, and each company receives an allocated percentage of the pooled business. Atlantic States has an 80% share of the results of the pooled business, and Donegal Mutual has a 20% share of the results of the pooled business.

On February 23, 2009, our board of directors authorized a share repurchase program pursuant to which we may purchase up to 300,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable SEC rules and in privately negotiated transactions. We purchased 65,199 shares of our Class A common stock under this program during the three months ended September 30, 2011. We purchased 115,257 and 9,702 shares of our Class A common stock under this program during the nine months ended September 30, 2011 and 2010. We have purchased a total of 132,628 shares of our Class A common stock under this program from its inception through September 30, 2011.

2 -	Basis of Presentation

Our financial information for the interim periods included in this Form 10-Q Report is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of our management, are necessary for a fair presentation of our financial position, results of operations and cash flows for those interim periods. Our results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results of operations we expect for the year ending December 31, 2011.

You should read these interim financial statements in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

3 -	Earnings Per Share

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

For the Three Months Ended September 30:

	2011		2010
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic and diluted net income per share:
Numerator:
Allocation of net income	$662	$158	$3,925	$985

Denominator:
Weighted-average shares outstanding	19,976,954	5,576,775	19,965,942	5,576,775

Basic and diluted net income per share	$0.03	$0.03	$0.20	$0.18

For the Nine Months Ended September 30:

	2011		2010
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic and diluted net income per share:
Numerator:
Allocation of net income	$1,078	$254	$5,508	$1,376

Denominator:
Weighted-average shares outstanding	20,005,149	5,576,775	19,950,170	5,576,775

Basic and diluted net income per share	$0.05	$0.05	$0.28	$0.25

We did not include outstanding options to purchase the following number of shares of Class A common stock in our computation of diluted earnings per share because the exercise price of the options was greater than the average market price of our Class A common stock during the period:

	Three Months Ended September 30,		Nine months Ended September 30,
	2011	2010	2011	2010
Number of shares excluded	6,332,167	4,005,667	6,332,167	4,005,667

4 -	Reinsurance

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

Upon the recovery of losses under the terms of the catastrophe reinsurance agreements our insurance subsidiaries’ maintain with third parties and Donegal Mutual, the agreements require our insurance subsidiaries to pay reinstatement premiums to reinstate coverage for additional events that may occur during the term of the agreements. Payment of a reinstatement premium entitles our insurance subsidiaries to the same amount of coverage under the same terms in place prior to their utilization of coverage. Our insurance subsidiaries recognize the cost of the original prepaid reinsurance premiums ratably over the term of the agreements and immediately recognize the cost of reinstatement premiums upon recovery of losses that give rise to an obligation to pay such reinstatement premiums. Our insurance subsidiaries recorded reinstatement premiums of $2.6 million and $320,000 during the three months ended September 30, 2011 and 2010, respectively. Our insurance subsidiaries recorded reinstatement premiums of $5.8 million and $2.1 million during the nine months ended September 30, 2011 and 2010, respectively.

Other than a change in the set retention under our catastrophe reinsurance we discuss above, we made no significant changes to our third-party reinsurance or the reinsurance agreements between our insurance subsidiaries and Donegal Mutual during the nine months ended September 30, 2011.

5 -	Investments

The amortized cost and estimated fair values of our fixed maturities and equity securities at September 30, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,000	$64	$—	$1,064
Obligations of states and political subdivisions	58,062	3,021	—	61,083
Corporate securities	250	3	—	253
Residential mortgage-backed securities	395	28	—	423

Totals	$59,707	$3,116	$—	$62,823

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$55,543	$2,420	$—	$57,963
Obligations of states and political subdivisions	359,629	19,542	65	379,106
Corporate securities	66,377	1,284	326	67,335
Residential mortgage-backed securities	117,742	3,535	45	121,232

Fixed maturities	599,291	26,781	436	625,636
Equity securities	8,502	4,362	1,736	11,128

Totals	$607,793	$31,143	$2,172	$636,764

At September 30, 2011, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $357.2 million and an amortized cost of $338.8 million. Our holdings also included special revenue bonds with an aggregate fair value of $83.0 million and an amortized cost of $78.9 million. With respect to both categories, we held no securities of any issuer that comprised more than 10% of the category at September 30, 2011. Education bonds and water and sewer utility bonds represented 57% and 13%, respectively, of our total investments in special revenue bonds based on their carrying values at September 30, 2011. Many of the issuers of the special revenue bonds we held at September 30, 2011 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held were similar to general obligation bonds.

The amortized cost and estimated fair values of our fixed maturities and equity securities at December 31, 2010 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,000	$84	$—	$1,084
Obligations of states and political subdivisions	59,852	2,894	—	62,746
Corporate securities	3,247	25	—	3,272
Residential mortgage-backed securities	667	40	—	707

Totals	$64,766	$3,043	$—	$67,809

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$57,284	$484	$452	$57,316
Obligations of states and political subdivisions	388,091	6,838	5,300	389,629
Corporate securities	67,518	650	1,074	67,094
Residential mortgage-backed securities	88,410	1,851	454	89,807

Fixed maturities	601,303	9,823	7,280	603,846
Equity securities	2,504	7,693	35	10,162

Totals	$603,807	$17,516	$7,315	$614,008

At December 31, 2010, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $366.7 million and an amortized cost of $362.5 million. Our holdings also included special revenue bonds with an aggregate fair value of $85.7 million and an amortized cost of $85.5 million. With respect to both categories, we held no securities of any issuer that comprised more than 10% of the category at December 31, 2010. Education bonds and water and sewer utility bonds represented 53% and 11%, respectively, of our total investments in special revenue bonds based on their carrying values at December 31, 2010. Many of the issuers of the special revenue bonds we held at December 31, 2010 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held are similar to general obligation bonds.

The amortized cost and estimated fair value of our fixed maturities at September 30, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity
Due in one year or less	$750	$754
Due after one year through five years	34,409	36,147
Due after five years through ten years	24,153	25,499
Due after ten years	—	—
Residential mortgage-backed securities	395	423

Total held to maturity	$59,707	$62,823

Available for sale
Due in one year or less	$19,552	$19,809
Due after one year through five years	65,765	67,099
Due after five years through ten years	155,079	162,880
Due after ten years	241,153	254,616
Residential mortgage-backed securities	117,742	121,232

Total available for sale	$599,291	$625,636

Gross realized gains and losses from investments before applicable income taxes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Gross realized gains:
Fixed maturities	$3,464	$2,050	$3,905	$3,681
Equity securities	129	765	4,634	1,300

	$3,593	$2,815	$8,539	$4,981

Gross realized losses:
Fixed maturities	$61	$355	$163	$534
Equity securities	1,073	—	1,228	—

	1,134	355	1,391	534

Net realized gains	$2,459	$2,460	$7,148	$4,447

We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at September 30, 2011 as follows:

	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$—	$—	$—	$—
Obligations of states and political subdivisions	9,957	63	1,212	2
Corporate securities	9,469	326	—	—
Residential mortgage-backed securities	2,791	45	—	—
Equity securities	4,639	1,736	—	—

Totals	$26,856	$2,170	$1,212	$2

We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at December 31, 2010 as follows:

	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$23,901	$452	$—	$—
Obligations of states and political subdivisions	171,610	5,209	1,407	91
Corporate securities	44,101	1,062	491	12
Residential mortgage-backed securities	35,930	454	—	—
Equity securities	314	35	—	—

Totals	$275,856	$7,212	$1,898	$103

Of our total fixed maturity securities with an unrealized loss at September 30, 2011, we classified 28 securities with a fair value of $23.4 million and an unrealized loss of $436,266 as available-for-sale and carried them at fair value on our balance sheet.

Of our total fixed maturity securities with an unrealized loss at December 31, 2010, we classified 301 securities with a fair value of $277.4 million and an unrealized loss of $7.3 million as available-for-sale and carried them at fair value on our balance sheet.

We have no direct exposure to sub-prime residential mortgage-backed securities and hold no collateralized debt obligations. Substantially all of the unrealized losses in our fixed maturity investment portfolio have resulted from general market conditions and the related impact on our fixed maturity investment valuations. We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, when we consider the decline in value of an individual investment to be other than temporary, we write the investment down to its fair value, and we reflect the amount of the write-down as a realized loss in our results of operations. We individually monitor all investments for other-than-temporary declines in value. Generally, if an individual equity security has depreciated in value by more than 20% of original cost, and has been in such an unrealized loss position for more than six months, we assume there has been an other-than-temporary decline in value. We held 23 equity securities that were in an unrealized loss position at September 30, 2011. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we consider these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the security prior to recovery. If it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. To determine whether a credit loss has occurred, we compare the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider a credit loss to have occurred. If we consider a credit loss to have occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including whether the fair value of the investment is significantly below its cost, whether the financial condition of the issuer of the security has deteriorated, the occurrence of industry, company and geographic events that have negatively impacted the value of the security and rating agency downgrades. We determined that no investments with fair values below cost had declined on an other-than-temporary basis during the first nine months of 2011 and 2010, respectively.

We amortize premiums and discounts on debt securities over the life of the security as an adjustment to yield using the effective interest method. We compute realized investment gains and losses using the specific identification method.

We amortize premiums and discounts for mortgage-backed debt securities using anticipated prepayments.

We account for investments in our affiliates using the equity method of accounting. Under this method, we record our investment at cost, with adjustments for our share of our affiliates’ earnings and losses as well as changes in our affiliates’ equity due to unrealized gains and losses. Our investments in affiliates include our 48.2% ownership interest in DFSC. We include our share of DFSC’s net income in other income. We have compiled the following summary financial information for DFSC at September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010, respectively, from the financial statements of DFSC.

Balance sheets:	September 30, 2011	December 31, 2010
	(in thousands)
Total assets	$536,965	$99,118

Total liabilities	$471,911	$81,510
Stockholders equity	65,054	17,608

Total liabilities and stockholders equity	$536,965	$99,118

	Three Months Ended September 30,		Nine Months Ended September 30,
Income statements:	2011	2010	2011	2010
	(in thousands)
Net income (loss)	$2,129	($330)	$2,830	($607)

6 -	Segment Information

We evaluate the performance of our personal lines and commercial lines segments based upon the underwriting results of our insurance subsidiaries using statutory accounting principles (“SAP”) that various state insurance departments prescribe or permit. Our management uses SAP to measure the performance of our insurance subsidiaries instead of GAAP. Financial data by segment is as follows:

	Three Months Ended September 30,
	2011	2010
	(in thousands)
Revenues:
Premiums earned
Commercial lines	$37,948	$29,436
Personal lines	70,976	65,513

Net premiums earned	108,924	94,949
GAAP adjustments	(417)	—

GAAP premiums earned	108,507	94,949
Net investment income	5,042	4,709
Realized investment gains	2,459	2,460
Other	3,157	1,632

Total revenues	$119,165	$103,750

(Loss) income before income taxes:
Underwriting income (loss):
Commercial lines	($1,617)	$1,819
Personal lines	(13,788)	(5,906)

SAP underwriting loss	(15,405)	(4,087)
GAAP adjustments	1,708	1,006

GAAP underwriting loss	(13,697)	(3,081)
Net investment income	5,042	4,709
Realized investment gains	2,459	2,460
Other	2,137	947

(Loss) income before income taxes	($4,059)	$5,035

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Revenues:
Premiums earned
Commercial lines	$109,891	$86,027
Personal lines	210,608	193,324

Net premiums earned	320,499	279,351
GAAP adjustments	(3,206)	(28)

GAAP premiums earned	317,293	279,323
Net investment income	15,693	14,608
Realized investment gains	7,148	4,447
Other	7,668	4,749

Total revenues	$347,802	$303,127

(Loss) income before income taxes:
Underwriting income (loss):
Commercial lines	($1,189)	$1,058
Personal lines	(31,600)	(18,173)

SAP underwriting loss	(32,789)	(17,115)
GAAP adjustments	2,138	2,696

GAAP underwriting loss	(30,651)	(14,419)
Net investment income	15,693	14,608
Realized investment gains	7,148	4,447
Other	4,276	2,545

(Loss) income before income taxes	($3,534)	$7,181

7 -	Borrowings

Line of Credit

In June 2011, we renewed our existing credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a $60.0 million unsecured, revolving line of credit that expires in July 2014. We have the right to request a one-year extension of the credit agreement as of each anniversary date of the agreement. In December 2010 and March 2011, we borrowed $35.0 million and $3.5 million, respectively, in connection with our acquisition of Michigan. In May 2011, we borrowed $19.0 million in connection with the merger of Union National Financial Corporation (“UNNF”) with and into DFSC. At September 30, 2011, we had $54.5 million in outstanding borrowings and had the ability to borrow an additional $5.5 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus between 1.75% and 2.25%, depending on our leverage ratio. We pay a fee of 0.2% per annum on the loan commitment amount regardless of usage. The credit agreement requires our compliance with certain covenants, which include minimum levels of our net worth, leverage ratio and statutory surplus and the A.M. Best ratings of our insurance subsidiaries. We complied with all requirements of the credit agreement during the nine months ended September 30, 2011.

Subordinated Debentures

On October 29, 2003, we received $10.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on October 29, 2033 and are callable at our option, at par. The debentures carry an interest rate equal to the three-month LIBOR rate plus 3.85%, which is adjustable quarterly. At September 30, 2011, the interest rate on these debentures was 4.10% and was next subject to adjustment on October 29, 2011.

On May 24, 2004, we received $5.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on May 24, 2034 and are callable at our option, at par. The debentures carry an interest rate equal to the three-month LIBOR rate plus 3.85%, which is adjustable quarterly. At September 30, 2011, the interest rate on these debentures was 4.16% and was next subject to adjustment on November 25, 2011.

In January 2002, West Bend Mutual Insurance Company (“West Bend”) purchased a $5.0 million surplus note from Michigan at face value to increase Michigan’s statutory surplus. On December 1, 2010, Donegal Mutual purchased the surplus note from West Bend at face value. The surplus note carries an interest rate of 5.00%, and any repayment of principal or interest requires prior insurance regulatory approval.

8 -	Share–Based Compensation

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

We charged compensation expense for our stock compensation plans against income before income taxes of $95,528 for the three months ended September 30, 2011 with a corresponding income tax benefit of $32,480. We charged compensation expense for our stock compensation plans against income before income taxes of $165,014 for the nine months ended September 30, 2011 with a corresponding income tax benefit of $56,105. Compensation expense related to our stock compensation plans was immaterial for the three and nine months ended September 30, 2010. At September 30, 2011, our total unrecognized compensation cost related to nonvested share-based compensation granted under our stock compensation plans was $1.1 million. We expect to recognize this cost over a weighted average period of 7.6 years.

We account for share-based compensation to employees and directors of Donegal Mutual as share-based compensation to employees of a controlling entity. As such, we measure the fair value of the award at the grant date and recognize the fair value as a dividend to Donegal Mutual. This accounting applies to options we grant to employees and directors of Donegal Mutual, the employer of a majority of the employees that provide services to us. We recorded implied dividends of $2.2 million and $1.3 million for the three months ended September 30, 2011 and 2010, respectively. We recorded implied dividends of $2.3 million and $1.3 million for the nine months ended September 30, 2011 and 2010, respectively.

We received no cash from option exercises under all stock option compensation plans for the nine months ended September 30, 2011 and 2010. We realized no tax benefits for tax deductions from option exercises for the nine months ended September 30, 2011 and 2010.

9 -	Fair Value Measurements

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

For investments that have quoted market prices in active markets, we use the quoted market price as fair value and include these investments in Level 1 of the fair value hierarchy. We classify publicly traded equity securities as Level 1. When quoted market prices in active markets are not available, we base fair values on quoted market prices of comparable instruments or broker quotes we obtain from independent pricing services through a bank trustee. We classify our fixed maturity investments as Level 2. Our fixed maturity investments consist of U.S. Treasury securities and obligations of U.S, government corporations and agencies, obligations of states and political subdivisions, corporate securities and residential mortgage-backed securities. During the first nine months of 2010, we classified one equity security as Level 3. The terms of an initial public offering included a restriction from selling that security for a specified period. During the nine months ended September 30, 2011, the restriction period expired for our holdings, and we transferred this portion from Level 3 to Level 1.

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount we could realize if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values for our fixed maturity and equity investments. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements using proprietary pricing applications, which include available relevant market information, benchmark yields, sector curves and matrix pricing. The pricing services do not use broker quotes in determining the fair values of our investments. We review the estimates of fair value the pricing services provide to determine if the estimates we obtain are representative of fair values based upon our general knowledge of the market, our research findings related to unusual fluctuations in value and our comparison of such values to execution prices for similar securities. At September 30, 2011 and December 31, 2010, we received one estimate per security from one of the pricing services, and we priced all but an insignificant amount of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided to us at September 30, 2011 and December 31, 2010, we did not identify any discrepancies, and we did not make any adjustments to the estimates the pricing services provided to us.

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

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at September 30, 2011:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$57,963	$—	$57,963	$—
Obligations of states and political subdivisions	379,106	—	379,106	—
Corporate securities	67,335	—	67,335	—
Residential mortgage-backed securities	121,232	—	121,232	—
Equity securities	11,128	9,950	1,178	—

Totals	$636,764	$9,950	$626,814	$—

We did not have any transfers between Levels 1 and 2 during the quarter ended September 30, 2011.

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at December 31, 2010:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$57,316	$—	$57,316	$—
Obligations of states and political subdivisions	389,629	—	389,629	—
Corporate securities	67,094	—	67,094	—
Residential mortgage-backed securities	89,807	—	89,807	—
Equity securities	10,162	1,152	1,437	7,573

Totals	$614,008	$1,152	$605,283	$7,573

The following table presents a roll forward of the significant unobservable inputs for our Level 3 securities for the three and nine months ended September 30, 2011 and 2010, respectively:

	Three Months Ended September 30,
	2011	2010
	(in thousands)
Balance, June 30	$4,024	$6,326
Transfer to Level 1	(4,209)	—
Net unrealized gain (loss)	185	(266)

Balance, September 30	$—	$6,060

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Balance, January 1	$7,573	$6,232
Transfer to Level 1	(8,175)	—
Net unrealized gain (loss)	602	(172)

Balance, September 30	$—	$6,060

10 -	Income Taxes

At September 30, 2011 and December 31, 2010, respectively, we had no material unrecognized tax benefits or accrued interest and penalties. Tax years 2008 through 2010 remained open for examination at September 30, 2011. We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of the tax asset. We established a valuation allowance of $746,368 related to a portion of the net operating loss carryforward of Le Mars at January 1, 2004. We have determined that we are not required to establish a valuation allowance for the other net deferred tax assets of $34.4 million and $29.1 million at September 30, 2011 and December 31, 2010, respectively, since it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income and the implementation of tax planning strategies. At September 30, 2011, we have a net operating loss carryforward of $4.9 million related to the tax loss we incurred in 2011, which is available to offset our future taxable income and will expire in 2031 if not utilized. We also have a net operating loss carryforward of $7.1 million related to Le Mars, which will begin to expire in 2011 if not utilized and is subject to an annual limitation in the amount that we can use in any one year of approximately $376,000.

11 -	Business Combinations

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

As part of our acquisition accounting for Michigan in 2010, we eliminated Michigan’s deferred policy acquisition costs and unearned commission income and recorded Michigan’s obligations and rights under unexpired insurance and reinsurance contracts at their estimated fair value. We estimated the fair value adjustments by applying a market ceding commission rate to Michigan’s unearned premiums and prepaid reinsurance premiums that resulted in a net reduction of Michigan’s obligations. We are amortizing the ceding commission component of the fair value adjustments over the estimated remaining term of Michigan’s policies in force at the acquisition date and recording the amortization as a reduction in net premiums earned. For the nine months ended September 30, 2011, we recorded a reduction in net premiums earned of $3.2 million related to this amortization. We will amortize the remaining fair value adjustments of $76,000 in the fourth quarter of 2011.

12 -	Impact of New Accounting Standards

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Accounting Standards Codification (“ASC”) subtopic 820-10 by requiring new, and clarifying existing, fair value disclosures. We have included in these footnotes the disclosures ASU 2010-06 requires for the first nine months of 2011.

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

In June 2011, the FASB issued new guidance related to the presentation of other comprehensive income. The new guidance provides entities with an option to either replace the income statement with a statement of comprehensive income, which would display both the components of net income and comprehensive in a combined statement, or to present a separate statement of comprehensive income immediately following the income statement. The new guidance does not affect the components of other comprehensive income or the calculation of earnings per share. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The new guidance is to be applied retrospectively with early adoption permitted. The adoption of this new guidance in 2012 will not impact our financial position, results of operations or cash flows.

In September 2011, the FASB issued new guidance related to evaluating goodwill for impairment. The new guidance provides entities with the option to perform a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the quantitative two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the quantitative two-step goodwill impairment test. Entities also have the option to bypass the assessment of qualitative factors for any reporting unit in any period and proceed directly to performing the first step of the quantitative two-step goodwill impairment test, as was required prior to the issuance of this new guidance. An entity may begin or resume performing the qualitative assessment in any subsequent period. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We are in the process of evaluating the method we will use to evaluate goodwill during our annual impairment testing which will occur in the fourth quarter of 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following information in conjunction with the historical financial information and the footnotes to that financial information we include in this Quarterly Report on Form 10-Q. You should also read Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Our insurance subsidiaries maintain liabilities for the payment of unpaid losses and loss expenses with respect to both reported and unreported claims. The intent of our insurance subsidiaries is that their liabilities for loss expenses will cover the ultimate costs of settling all losses, including investigation and litigation costs relative to those losses. Our insurance subsidiaries base the amount of their liabilities for reported losses primarily upon a case-by-case evaluation of the type of risk involved, knowledge of the circumstances surrounding each claim and the provisions of our insurance policies relating to the type of loss. Our insurance subsidiaries determine the amount of their liabilities for unreported claims and loss expenses on the basis of historical information by line of insurance. Our insurance subsidiaries account for inflation in the reserving function through analysis of costs and trends and reviews of historical reserving results. Our insurance subsidiaries closely monitor their liabilities and recompute them periodically using new information on reported claims and a variety of statistical techniques. Our insurance subsidiaries do not discount their liabilities for unpaid losses and loss expenses.

Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions as to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced a decrease in claims frequency on workers’ compensation claims during the past several years while claims severity has gradually increased. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on workers’ compensation claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and the collectibility of reinsured losses, among other items. To the extent our insurance subsidiaries determine that the factors underlying their assumptions have changed, our insurance subsidiaries make adjustments for such changes in their reserves. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at September 30, 2011. For every 1% change in our estimate of our insurance subsidiaries’ liability for unpaid losses and loss expenses, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $2.2 million.

The establishment of appropriate liabilities is an inherently uncertain process. There can be no assurance that the ultimate liability of our insurance subsidiaries will not exceed our insurance subsidiaries’ unpaid loss and loss expense reserves and have an adverse effect on our results of operations and financial condition. Furthermore, we cannot predict the timing, frequency and extent of adjustments to our insurance subsidiaries’ estimated future liabilities, because the historical conditions and events that serve as a basis for our insurance subsidiaries’ estimates of ultimate claim costs may change. As is the case for substantially all property and casualty insurance companies, our insurance subsidiaries have found it necessary in the past to increase their estimated future liabilities for unpaid losses and loss expenses in certain periods, and in other periods their estimates have exceeded their actual liabilities. Changes in our insurance subsidiaries’ estimates of their liabilities for unpaid losses and loss expenses generally reflect actual payments and the evaluation of information they have received since the prior reporting date.

Excluding the impact of periodic catastrophic weather events in recent years, our insurance subsidiaries have generally noted stable amounts in the number of claims incurred and a slight downward trend in the number of claims outstanding at period ends relative to their premium base. However, the amount of the average claim outstanding has increased gradually over the past several years. We attribute this increase to increased litigation trends and economic conditions that have extended the estimated length of disabilities and contributed to increased medical loss costs and a general slowing of settlement rates in litigated claims. Our insurance subsidiaries could make further adjustments to their estimates for liabilities in the future based on the factors we describe above. However, on the basis of our insurance subsidiaries’ internal procedures, which analyze, among other things, their prior assumptions, their experience with similar cases and historical trends such as reserving patterns, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes, we believe that our insurance subsidiaries have made adequate provision for their liability for losses and loss expenses at September 30, 2011.

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

In addition, Donegal Mutual and our insurance subsidiaries, operating together as the Donegal Insurance Group, share a combined business plan to achieve market penetration and underwriting profitability objectives. The products our insurance subsidiaries and Donegal Mutual offer are generally complementary, thereby allowing Donegal Insurance Group to offer a broader range of products to a given market and to expand Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account. Distinctions within the products of Donegal Mutual and our insurance subsidiaries generally relate to specific risk profiles targeted within similar classes of business, such as preferred tier products compared to standard tier products, but we do not allocate all of the standard risk gradients to one company. Therefore, the underwriting profitability of the business the individual companies write directly will vary. However, because the pool homogenizes the risk characteristics of all business Donegal Mutual and Atlantic States write directly and each company shares the results according to each company’s participation percentage, each company realizes its percentage share of the underwriting results of the pool. Our insurance subsidiaries’ unpaid liability for losses and loss expenses by major line of business at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
	(in thousands)
Commercial lines:
Automobile	$26,110	$22,790
Workers’ compensation	56,390	54,902
Commercial multi-peril	37,815	32,961
Other	4,212	3,875

Total commercial lines	124,527	114,528

Personal lines:
Automobile	85,408	83,042
Homeowners	12,582	18,695
Other	2,155	1,632

Total personal lines	100,145	103,369

Total commercial and personal lines	224,672	217,897
Plus reinsurance recoverable	189,684	165,422

Total liability for unpaid losses and loss expenses	$414,356	$383,319

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

Percentage Change in Loss and Loss Expense Reserves Net of Reinsurance	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at September 30, 2011	Percentage Change in Stockholders’ Equity at September 30, 2011(1)	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2010	Percentage Change in Stockholders’ Equity at December 31, 2010(1)
(dollars in thousands)
(10.0)%	$202,205	3.8%	$196,107	3.7%
(7.5)	207,822	2.8	201,555	2.8
(5.0)	213,438	1.9	207,002	1.9
(2.5)	219,055	0.9	212,450	0.9
Base	224,672	—	217,897	—
2.5	230,289	-0.9	223,344	-0.9
5.0	235,906	-1.9	228,792	-1.9
7.5	241,522	-2.8	234,239	-2.8
10.0	247,139	-3.8	239,687	-3.7

(1)	Net of income tax effect.

Statutory Combined Ratios

We evaluate our insurance operations by monitoring certain key measures of growth and profitability. In addition to using GAAP-based performance measurements, we also utilize certain non-GAAP financial measures that we believe are valuable in managing our business and for comparison to our peers. These non-GAAP measures are underwriting (loss) income, combined ratio and net premiums written. An insurance company’s statutory combined ratio is a standard measure of underwriting profitability. This ratio is the sum of the ratio of calendar-year incurred losses and loss expenses to premiums earned; the ratio of expenses incurred for commissions, premium taxes and underwriting expenses to net premiums written and the ratio of dividends to policyholders to premiums earned. The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. A combined ratio of less than 100 percent generally indicates underwriting profitability. The statutory combined ratio differs from the GAAP combined ratio. In calculating the GAAP combined ratio, we do not deduct installment payment fees from incurred expenses, we base the expense ratio on premiums earned instead of premiums written and we adjust GAAP premiums earned to reflect acquisition accounting adjustments. The following table sets forth our insurance subsidiaries’ statutory combined ratios by major line of business for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Commercial lines:
Automobile	114.1%	88.2%	100.8%	89.4%
Workers’ compensation	94.1	108.4	90.1	99.6
Commercial multi-peril	108.8	85.2	106.3	101.1
Other	6.8	51.0	34.5	37.4
Total commercial lines	101.4	91.3	96.6	95.1
Personal lines:
Automobile	109.1	101.2	104.7	100.5
Homeowners	129.6	111.8	126.8	118.5
Other	111.2	105.0	102.8	104.6
Total personal lines	115.4	104.8	111.2	106.3
Total commercial and personal lines	110.6	100.7	106.2	102.8

Investments

We make estimates with respect to the value of our investments and other-than-temporary declines in the value of our investments. For equity securities, when we consider a decline in the value of an individual investment to be other than temporary, we write down the investment to its fair value, and we reflect the amount of the write-down as a realized loss in our results of operations. We individually monitor all investments for other-than-temporary declines in value. Generally, if an individual equity security has depreciated in value by more than 20% of its original cost, and has been in such an unrealized loss position for more than six months, we assume there has been an other-than-temporary decline in its value. We held 23 equity securities that were in an unrealized loss position at September 30, 2011. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we consider these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the security prior to recovery. If it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. To determine whether a credit loss has occurred, we compare the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect we will incur a cash flow shortfall, we consider a credit loss to have occurred. If we consider that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including whether the fair value of the investment is significantly below its cost, whether the financial condition of the issuer of a security is deteriorating, the occurrence of industry, company and geographic events that have negatively impacted the value of a security and rating agency downgrades. We determined that no investments with a fair value below cost had declined on an other-than-temporary basis during the first nine months of 2011 and 2010, respectively.

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if the security was sold in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values for our fixed maturity and equity investments. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements using proprietary pricing applications, which include available relevant market information, benchmark yields, sector curves and matrix pricing. The pricing services do not use broker quotes in determining the fair values of our investments. We review the estimates of fair value the pricing services provide to determine if the estimates we obtain are representative of market prices based upon our general knowledge of the market, our research findings related to unusual fluctuations in value and our comparison of such values to execution prices for similar securities. At September 30, 2011 and December 31, 2010, we received one estimate per security from one of the pricing services, and we priced all but an insignificant amount of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided to us at September 30, 2011 and December 31, 2010, we did not identify any discrepancies, and we did not make any adjustments to the fair value estimates the pricing services provided to us. We did not have any securities classified as Level 3 at September 30, 2011.

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

Results of Operations - Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the three months ended September 30, 2011 were $116.2 million, an increase of $14.3 million, or 14.0%, from the $101.9 million of net premiums written for the comparable period of 2010. We primarily attribute the increase to net premiums written of $10.8 million related to our acquisition of Michigan. Personal lines net premiums written increased $5.5 million, or 7.6%, for the third quarter of 2011 compared to the comparable period of 2010. We attribute the increase to our acquisition of Michigan, as increased reinsurance reinstatement premiums fully offset growth from premium price increases. Commercial lines net premiums written increased $8.8 million, or 29.7%, for the third quarter of 2011 compared to the comparable period of 2010. The increase included $5.3 million from Michigan, with the remainder attributable to increased writings of new accounts in the commercial automobile, commercial multi-peril and workers’ compensation lines of business.

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the third quarter of 2011 were $108.5 million, an increase of $13.6 million, or 14.3%, compared to $94.9 million for the comparable period of 2010, reflecting increases in net premiums written during 2010 and 2011 that were partially offset by a $417,533 amortization adjustment related to the Michigan acquisition. Our insurance subsidiaries earn premiums and recognize them as revenue over the terms of their policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding 12-month period compared to the comparable period one year earlier.

Investment Income. Our net investment income increased to $5.0 million for the third quarter of 2011, compared to $4.7 million for the third quarter of 2010. We attribute this increase primarily to an increase in our average invested assets from $676.0 million for the third quarter of 2010 to $780.0 million for the third quarter of 2011. The increase in our average invested assets reflects the additional invested assets we acquired as part of the Michigan transaction.

Net Realized Investment Gains. We had net realized investment gains of $2.5 million for the third quarters of 2011 and 2010, respectively. The net realized investment gains for the third quarter of 2011 and 2010 resulted from normal turnover within our investment portfolio. We did not recognize any impairment losses during the third quarter of 2011 or 2010.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, for the third quarter of 2011 was 82.4%, an increase from our insurance subsidiaries’ 71.0% loss ratio for the third quarter of 2010. Our insurance subsidiaries incurred increased weather-related losses during the third quarter of 2011 compared to the third quarter of 2010. Our insurance subsidiaries incurred $6.2 million of losses, after reinsurance, from five catastrophic weather events throughout our operating regions and an additional $6.4 million of weather-related losses from other storm systems that affected our insurance subsidiaries’ operating regions. Our insurance subsidiaries also experienced an increased number of large fire losses and increased personal and commercial automobile liability losses during the third quarter of 2011. Our insurance subsidiaries experienced (unfavorable) favorable prior-accident-year loss reserve development of approximately ($600,000) and $800,000 in the third quarter of 2011 and 2010, respectively. Our insurance subsidiaries’ commercial lines loss ratio increased to 74.9% for the third quarter of 2011 compared to 63.2% for the third quarter of 2010, primarily due to increases in their commercial automobile and commercial multi-peril loss ratios. The personal lines loss ratio increased to 86.4% for the third quarter of 2011, compared to 74.5% for the third quarter of 2010, primarily due to an increase in the personal automobile and homeowners loss ratio.

Underwriting Expenses. Our insurance subsidiaries’ expense ratio, which is the ratio of policy acquisition costs and other underwriting expenses to premiums earned, for the third quarters of 2011 and 2010 was 30.0% and 32.0%, respectively.

Combined Ratio. Our insurance subsidiaries’ combined ratio was 112.6% and 103.2% for the three months ended September 30, 2011 and 2010, respectively. The combined ratio represents the sum of the loss ratio, expense ratio and dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned. We primarily attribute the increase in the combined ratio to an increase in the loss ratio.

Interest Expense. Our interest expense for the third quarter of 2011 was $528,671, compared to $183,616 for the third quarter of 2010. The higher interest expense in the 2011 period reflected an increase in our borrowings under our line of credit.

Income Taxes. We recorded an Income tax benefit of $4.9 million for the third quarter of 2011, reflecting in part an adjustment to our projection of income tax expense for the first half of 2011. We recorded the income tax benefit based upon our loss before income tax and tax-exempt interest income earned for the first nine months of 2011. We expect to utilize this tax benefit as we generate taxable income in future periods. Income tax expense was $125,032 for the third quarter of 2010, representing an effective tax rate of 2.5%. The effective tax rate in 2010 represented an estimate based on projected annual taxable income.

Net Income and Earnings Per Share. Our net income for the third quarter of 2011 was $819,926, or $.03 per share of Class A common stock and $.03 per share of Class B common stock, compared to net income of $4.9 million, or $.20 per share of Class A common stock and $.18 per share of Class B common stock, for the third quarter of 2010. We had 19.9 million and 20.0 million shares of our Class A shares outstanding for the third quarters of 2011 and 2010, respectively. We had 5.6 million Class B shares outstanding for both periods.

Results of Operations - Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the nine months ended September 30, 2011 were $346.3 million, an increase of $49.1 million, or 16.5%, from the $297.2 million of net premiums written for the comparable period of 2010. We primarily attribute the increase to net premiums written of $35.2 million related to our acquisition of Michigan. Personal lines net premiums written increased $19.4 million, or 9.6%, for the first nine months of 2011 compared to the first nine months of 2010. The increase included $16.5 million from Michigan, with the remainder primarily attributable to pricing increases in the personal automobile and homeowners lines of business. Commercial lines net premiums written increased $29.7 million, or 31.4%, for the first nine months of 2011 compared to the comparable period of 2010. The increase included $18.7 million, or 19.7% from Michigan, with the remainder attributable to increased writings of new accounts in the commercial automobile, commercial multi-peril and workers’ compensation lines of business.

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned were $317.3 million, an increase of $38.0 million, or 13.6%, compared to $279.3 million for the first nine months of 2010, reflecting increases in net premiums written during 2010 and 2011 that were partially offset by a $3.2 million amortization adjustment related to the Michigan acquisition. At the acquisition date, we eliminated Michigan’s deferred acquisition costs and unearned commission income and recorded Michigan’s obligations and rights under unexpired insurance and reinsurance contracts at their estimated fair value. We estimated the fair value adjustments by applying a market ceding commission rate to Michigan’s unearned premiums and prepaid reinsurance premiums that resulted in a net reduction of Michigan’s obligations. We are amortizing the ceding commission component of the fair value adjustments over the estimated remaining term of Michigan’s policies in force at the acquisition date and recording the amortization as a reduction in net premiums earned. Our insurance subsidiaries earn premiums and recognize them as revenue over the terms of their policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding twelve-month period compared to the comparable period one year earlier.

Investment Income. Our net investment income increased to $15.7 million for the first nine months of 2011, compared to $14.6 million for the comparable period of 2010. We attribute the increase primarily to an increase in our average invested assets from $673.3 million for the first nine months of 2010 to $758.5 million for the first nine months of 2011. The increase in our average invested assets reflects the additional invested assets we acquired as part of the Michigan transaction.

Net Realized Investment Gains. Our net realized investment gains for the first nine months of 2011 were $7.2 million, compared to $4.4 million for the comparable period of 2010. The net realized investment gains for 2011 included $4.1 million in gains that resulted from the previously planned periodic sales of a portion of our holdings of an equity security that we obtained in an initial public offering and for which a selling restriction expired during 2011. The net realized investment gains in 2010 resulted from normal turnover within our investment portfolio. We did not recognize any impairment losses during the first nine months of 2011 or 2010.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, for the first nine months of 2011 was 77.8%, an increase from our 73.0% loss ratio for the first nine months of 2010. Our insurance subsidiaries incurred increased weather-related losses during the first nine months of 2011 compared to the first nine months of 2010. Our insurance subsidiaries experienced favorable prior-accident-year loss reserve development of approximately $2.5 million and $700,000 in the first nine months of 2011 and 2010, respectively. Our insurance subsidiaries’ commercial lines loss ratio increased to 69.4% for the first nine months of 2011 compared to 67.3% for the first nine months of 2010, primarily due to increases in the commercial multi-peril and commercial automobile loss ratios. The personal lines loss ratio increased to 81.4% for the first nine months of 2011, compared to 75.7% for the first nine months of 2010, primarily due to an increase in the personal automobile and homeowners loss ratio.

Underwriting Expenses. Our insurance subsidiaries’ expense ratio, which is the ratio of policy acquisition costs and other underwriting expenses to premiums earned, for the first nine months of 2011 and 2010 was 31.8% and 32.0%, respectively. Our underwriting expenses include non-deferrable costs of Michigan in the amount of approximately $1.2 million for which we will recognize offsetting ceding commissions over the terms of the policies to which the expenses related. Our GAAP expense ratio for the first nine months of 2011 reflects this additional expense.

Combined Ratio. Our insurance subsidiaries’ combined ratio for the first nine months of 2011 and 2010 was 109.7% and 105.2%, respectively. The combined ratio represents the sum of the loss ratio, expense ratio and dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned. We primarily attribute the increase in the combined ratio to an increase in the loss ratio.

Interest Expense. Our interest expense for the first nine months of 2011 was $1.5 million, compared to $537,309 for the first nine months of 2010. The higher interest expense in the 2011 period reflects an increase in our borrowings under our line of credit.

Income Taxes. Our income tax benefit was $4.9 million for the first nine months of 2011. We recorded the income tax benefit based upon our loss before income tax and the tax-exempt interest income we earned for the first nine months of 2011. We expect to utilize this tax benefit as we generate taxable income in future periods. The income tax expense was $296,960 for the first nine months of 2010, representing an effective tax rate of 4.1%. The effective tax rate in 2010 represented an estimate based on projected annual taxable income.

Net Income and Earnings Per Share. Our net income for the first nine months of 2011 was $1.3 million, or $.05 per share of Class A common stock and $.05 per share of Class B common stock, compared to net income of $6.9 million, or $.28 per share of Class A common stock and $.25 per share of Class B common stock, for the first nine months of 2010. We had 20.0 million of our Class A shares outstanding for the both periods. We had 5.6 million Class B shares outstanding for both periods.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as they arise. Our major sources of funds from operations are the net cash flows generated from our insurance subsidiaries’ underwriting results, investment income and maturing investments.

We have historically generated sufficient net positive cash flow from our operations to fund our commitments and add to our investment portfolio, thereby increasing future investment returns. The impact of the pooling agreement between Donegal Mutual and Atlantic States has historically been cash flow positive because of the consistent underwriting profitability of the pool. We settle the pool monthly, thereby resulting in cash flows substantially similar to cash flows that would result from the underwriting of direct business. We have not experienced any unusual variations in the timing of claim payments associated with the loss reserves of our insurance subsidiaries. We maintain significant liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective, thereby providing an additional measure of liquidity to meet our obligations should an unexpected variation occur in the future. Net cash flows provided by operating activities in the first nine months of 2011 and 2010 were $18.1 million and $11.8 million, respectively, with the change in cash flows due primarily to premium growth during the first nine months of 2011.

At September 30, 2011, we had $54.5 million in outstanding borrowings under our line of credit and had the ability to borrow $5.5 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus between 1.75% and 2.25%, depending on our leverage ratio.

The following table shows our expected payments for significant contractual obligations at September 30, 2011.

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Net liability for unpaid losses and loss expenses of our insurance subsidiaries	$224,672	$101,263	$101,628	$9,962	$11,819
Subordinated debentures	20,465	—	—	—	20,465
Borrowings under line of credit	54,500	—	54,500	—	—

Total contractual obligations	$299,637	$101,263	$156,128	$9,962	$32,284

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

We estimate the timing of the amounts for the borrowings under our line of credit based on their contractual maturities we discuss in Note 7 – Borrowings. Our borrowings under our line of credit carry interest rates that vary as we discuss in Note 7 – Borrowings. Based upon the interest rates in effect at September 30, 2011, our annual interest cost associated with our borrowings under our line of credit is approximately $1.2 million. For every 1% change in the interest rate associated with our borrowings under our line of credit, the effect on our annual interest cost would be approximately $545,000.

We estimate the timing of the amounts for the subordinated debentures based on their contractual maturities. We may redeem the debentures at our option, at par, on dates we discuss in Note 7 – Borrowings. We pay interest on our subordinated debentures at interest rates that vary as we discuss in Note 7 – Borrowings. Based upon the interest rates in effect at September 30, 2011, our annual interest cost associated with our subordinated debentures is approximately $868,000. For every 1% change in the three-month LIBOR rate, the effect on our annual interest cost would be approximately $200,000.

On February 23, 2009, our board of directors authorized a share repurchase program pursuant to which we may purchase up to 300,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable SEC rules and in privately negotiated transactions. We purchased 65,199 shares of our Class A common stock under this program during the three months ended September 30, 2011. We purchased 115,257 and 9,702 shares of our Class A common stock under this program during the nine months ended September 30, 2011 and 2010. We have purchased a total of 132,628 shares of our Class A common stock under this program from its inception through September 30, 2011.

On October 20, 2011, our board of directors declared quarterly cash dividends of 12 cents per share for our Class A common stock and 10.75 cents per share for our Class B common stock, payable on November 15, 2011 to stockholders of record as of the close of business on November 1, 2011. We are not subject to any restrictions on our payment of dividends to our stockholders, although there are state law restrictions on the payment of annual dividends greater than 10% of statutory surplus by our insurance subsidiaries to us. Our insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis and require prior approval of the applicable domiciliary insurance regulatory authorities for dividends in excess of 10% of statutory surplus. Our insurance subsidiaries are subject to risk-based capital

(“RBC”) requirements. At December 31, 2010, our insurance subsidiaries’ capital levels were each substantially above the applicable RBC requirements. At January 1, 2011, amounts available for distribution as dividends to us from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities were $19.2 million from Atlantic States, $0 from Southern, $2.6 million from Le Mars, $4.2 million from Peninsula, $0 from Sheboygan and $3.7 million from Michigan. Atlantic States paid $7 million in dividends to us during the third quarter of 2011.

At September 30, 2011, we had no material commitments for capital expenditures.

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

Our investment mix shifted slightly due to a shift from lower-yielding short-term investments to fixed maturity investments during the first nine months of 2011. We have maintained approximately the same duration of our investment portfolio to our liabilities from December 31, 2010 to September 30, 2011.

There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2010 through September 30, 2011.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to SEC Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, at the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we, including our consolidated subsidiaries, are required to disclose in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to affect materially, our internal control over financial reporting.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

We base all statements contained in this report that are not historic facts on current expectations. Such statements are forward-looking in nature (as defined in the Private Securities Litigation Reform Act of 1995) and necessarily involve risks and uncertainties. Forward-looking statements we make may be identified by our use of words such as “will,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “seeks,” “estimates” and similar expressions. Actual results could vary materially. The factors that could cause our actual results to vary materially from forward-looking statements we have previously made, include, but are not limited to, our ability to maintain profitable operations, the adequacy of the loss and loss expense reserves of our insurance subsidiaries, business and economic conditions in the areas in which we operate, interest rates, competition from various insurance and other financial businesses, terrorism, the availability and cost of reinsurance, legal and judicial developments, changes in regulatory requirements, our ability to integrate and manage successfully the companies we may acquire from time to time and the other risks that we describe from time to time in our filings with the SEC. We disclaim any obligation to update such statements or to announce publicly the results of any revisions that we may make to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Item 4T.	Controls and Procedures.

Not applicable.

Part II. Other Information

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Our business, results of operations and financial condition, and, therefore, the value of our Class A common stock and Class B common stock, are subject to a number of risks. For a description of certain risks, we refer to “Risk Factors” in our 2010 Annual Report on Form 10-K filed with the SEC on March 14, 2011. There have been no material changes in the risk factors disclosed in that Form 10-K Report during the nine months ended September 30, 2011.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 July 1-31, 2011	Class A – None Class B – None	Class A – None Class B – None	Class A – None Class B – None

Month #2 August 1-31, 2011	Class A – 43,650 Class B – 500	Class A – $12.55 Class B – $20.06	Class A – 43,650 Class B – 500	(1) (2)

Month #3 September 1-30, 2011	Class A – 21,549 Class B – None	Class A –$11.98 Class B – None	Class A – 21,549 Class B – None	(1)

Total	Class A – 65,199 Class B – 500	Class A – $12.36 Class B – $20.06	Class A – 65,199 Class B – 500

(1)	We purchased these shares pursuant to our announcement on February 23, 2009 that we will purchase up to 300,000 shares of our Class A common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. We may purchase up to 167,372 additional shares of our Class A common stock under this stock repurchase program.
(2)	Donegal Mutual purchased these shares pursuant to its announcement on August 17, 2004 that it will, at its discretion, purchase shares of our Class A common stock and Class B common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. Such announcement did not stipulate a maximum number of shares that may be purchased under this program.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

Exhibit 31.1	Certification of Chief Executive Officer

Exhibit 31.2	Certification of Chief Financial Officer

Exhibit 32.1	Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Title 18 of the United States Code

Exhibit 32.2	Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Title 18 of the United States Code

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONEGAL GROUP INC.

November 4, 2011	By:	/s/ Donald H. Nikolaus
Donald H. Nikolaus, President
and Chief Executive Officer

November 4, 2011	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Senior Vice President
and Chief Financial Officer