Form 10-K
period 2011-12-31
DONEGAL GROUP INC
filed 2012-03-12
CIK 800457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act:    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐.

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

Indicate by check mark whether the registrant is a shell company.    Yes  ☐    No  ☒.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $169,329,416.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 19,998,596 shares of Class A common stock and 5,576,775 shares of Class B common stock outstanding on March 1, 2012.

Documents Incorporated by Reference

The registrant incorporates by reference portions of the registrant’s definitive proxy statement relating to registrant’s annual meeting of stockholders to be held April 19, 2012 into Part III of this report.

DONEGAL GROUP INC.

(i)

PART I

Item 1.	Business.

Introduction

Donegal Group Inc., or DGI, is an insurance holding company whose insurance subsidiaries offer personal and commercial lines of property and casualty insurance to businesses and individuals in 22 Mid-Atlantic, Midwestern, New England and Southern states. As used herein, the terms “we,” “us” and “our,” refer to Donegal Group Inc. and its subsidiaries.

Donegal Mutual Insurance Company, or Donegal Mutual, organized us as an insurance holding company on August 26, 1986. At December 31, 2011, Donegal Mutual held approximately 39% of our outstanding Class A common stock and approximately 75% of our outstanding Class B common stock. As a result of this ownership, Donegal Mutual had 66% of the aggregate voting power of our outstanding shares of Class A common stock and our outstanding shares of Class B common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to a pooling agreement and other factors. While maintaining the separate corporate existence of each company, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

We have been an effective consolidator of smaller “main street” property and casualty insurance companies, and we expect to continue to acquire other insurance companies to expand our business in a given region or to commence operations in a new region. Since 1995, we have completed six acquisitions of property and casualty insurance companies or participated in their business through Donegal Mutual’s entry into quota-share reinsurance with them.

Our insurance subsidiaries and Donegal Mutual provide their policyholders with a selection of insurance products at competitive rates, while pursuing profitability by adhering to a strict underwriting discipline. Our insurance subsidiaries derive a substantial portion of their insurance business from smaller to mid-sized regional communities. We believe this focus provides our insurance subsidiaries with competitive advantages in terms of local market knowledge, marketing, underwriting, claims servicing and policyholder service. At the same time, we believe our insurance subsidiaries have cost advantages over many smaller regional insurers because of the centralized accounting, administrative, data processing, investment and other services available to our insurance subsidiaries on a cost-effective basis because of economies of scale.

We have three segments: our investment portfolio, our personal lines of insurance and our commercial lines of insurance. We set forth financial information about these segments in Note 20 of the Notes to Consolidated Financial Statements. The personal lines products of our insurance subsidiaries consist primarily of homeowners and private passenger automobile policies. The commercial lines products of our insurance subsidiaries consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies.

Available Information

You may obtain our Annual Reports on Form 10-K, including this Form 10-K Annual Report, our quarterly reports on Form 10-Q, our current reports on Form 8-K and our other filings pursuant to the Securities Exchange Act of 1934, or the Exchange Act, without charge by viewing our website at www.donegalgroup.com. You may also view our Code of Business Conduct and Ethics and the charters of our executive committee, our audit committee, our compensation committee and our nominating committee on our website. Upon request to our corporate secretary, we will also provide printed copies of any of these documents to you without charge. We have provided the address of our website solely for the information of investors. We do not intend the reference to our website address to be an active link or to otherwise incorporate the contents of our website into this Form 10-K Annual Report.

History and Organizational Structure

In the mid-1980s, Donegal Mutual recognized its need, as a mutual insurance company, to develop additional sources of capital and surplus to remain competitive and to have the capacity to expand its business and assure its long-term viability. Donegal Mutual determined to implement a downstream holding company structure as one of its strategic responses. Accordingly, in 1986, Donegal Mutual formed us as a downstream holding company. Initially, Donegal Mutual owned all of our outstanding capital stock. We in turn formed Atlantic States Insurance Company, or Atlantic States, as our wholly owned subsidiary. We subsequently effected a public offering to provide the surplus necessary to support the business Atlantic States began to receive on October 1, 1986 as its share under a proportional reinsurance agreement, or pooling agreement, between Donegal Mutual and Atlantic States that became effective on that date. Under this pooling agreement, Donegal Mutual and Atlantic States pool and then share proportionately substantially all of their respective premiums, losses and expenses.

As the capital of Atlantic States has increased, its underwriting capacity has increased proportionately. Therefore, as we originally planned in the mid-1980s, Atlantic States has successfully raised the capital necessary to support the growth of its direct business as well as accept increases in its allocation of business from the underwriting pool, which has increased from an initial allocation of 35% in 1986 to an 80% allocation since March 1, 2008. The size of the underwriting pool has increased substantially since its inception. The business Atlantic States derives from the pool represents the predominant percentage of our total revenues. We do not anticipate any further changes in the pooling agreement between Atlantic States and Donegal Mutual in the foreseeable future, including any change in the percentage participation of Atlantic States in the underwriting pool. Our insurance subsidiaries other than Atlantic States do not participate in the pooling agreement. We refer to Note 3 of the Notes to Consolidated Financial Statements for more information regarding the pooling agreement.

Since Donegal Mutual established our downstream holding company structure in 1986, Donegal Mutual and our insurance subsidiaries have conducted business together while retaining their separate legal and corporate existences. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophies, the same management, the same employees, the same facilities and we offer the same types of insurance products. In addition, as the Donegal Insurance Group, Donegal Mutual and our insurance subsidiaries share a combined business plan to achieve market penetration and underwriting profitability objectives. The products Donegal Mutual and our insurance subsidiaries offer are generally complementary, which permits the Donegal Insurance Group to offer a broader range of products to a given market and to expand the Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account. Distinctions within the products of Donegal Mutual and our insurance subsidiaries often generally relate to specific risk profiles targeted within similar classes of business, such as preferred tier versus standard tier products, but we and Donegal Mutual do not allocate all of the standard risk gradients to one company. As a result, the underwriting profitability of the business the individual companies write directly will vary. However, since the underwriting pool homogenizes the risk characteristics of all business Donegal Mutual and Atlantic States write directly, Donegal Mutual and Atlantic States share their underwriting results in proportion to their respective participation in the pool.

In addition to Atlantic States, our insurance subsidiaries include Southern Insurance Company of Virginia, or Southern, Le Mars Insurance Company, or Le Mars, The Peninsula Insurance Company and its wholly owned subsidiary, Peninsula Indemnity Company, or collectively, the Peninsula Group, Sheboygan Falls Insurance Company, or Sheboygan, and Michigan Insurance Company, or MICO. We also benefit from Donegal Mutual’s 100% quota-share reinsurance agreement with Southern Mutual Insurance Company, or Southern Mutual, and Donegal Mutual’s placement of its assumed business from Southern Mutual into the pooling agreement. In addition, we own 48.2% of Donegal Financial Services Corporation, or DFSC, a registered unitary savings and loan holding company that owns Union Community Bank FSB, or UCB, a federal savings bank. Donegal Mutual owns the remaining 51.8% of DFSC. We refer to “Business - Donegal Financial Services Corporation” for more information regarding our investment in DFSC.

The following chart summarizes our organizational structure and includes all of our property and casualty insurance subsidiaries and Southern Mutual:

(1)	Because of the different relative voting power of our Class A common stock and our Class B common stock, our public stockholders hold approximately 34.3% of the aggregate voting power of our Class A common stock and Class B common stock and Donegal Mutual holds approximately 65.7% of the aggregate voting power of our Class A common stock and Class B common stock.

Relationship with Donegal Mutual

Donegal Mutual provides facilities, personnel and other services to us and our insurance subsidiaries. Donegal Mutual allocates certain related expenses to Atlantic States in relation to the relative participation of Donegal Mutual and Atlantic States in the pooling agreement. Our insurance subsidiaries other than Atlantic States reimburse Donegal Mutual for their respective personnel costs and bear their proportionate share of information services costs based on their respective percentage of the total written premiums of the Donegal Insurance Group. Charges for these services totaled $64.7 million, $64.0 million and $60.2 million for 2011, 2010 and 2009, respectively.

In addition to the pooling agreement, our insurance subsidiaries have various reinsurance arrangements with Donegal Mutual. These agreements include:

•	an excess of loss reinsurance agreement with Southern;

•	catastrophe reinsurance agreements with Atlantic States, Le Mars and Southern;

•	a quota-share reinsurance agreement with Le Mars;

•	a quota-share reinsurance agreement with Peninsula;

•	a quota-share reinsurance agreement with Southern; and

•	a quota-share reinsurance agreement with MICO.

The intent of the excess of loss and catastrophe reinsurance agreements is to lessen the effects of a single large loss, or an accumulation of smaller losses arising from one event, to levels that are appropriate given each subsidiary’s size, underwriting profile and surplus position.

The intent of the quota-share reinsurance agreement with Le Mars is to transfer to Le Mars 100% of the premiums and losses related to certain products Donegal Mutual offers in certain Midwest states, which provide the availability of complementary products to Le Mars’ commercial accounts.

The intent of the quota-share reinsurance agreement with Peninsula is to transfer to Donegal Mutual 100% of the premiums and losses related to the workers’ compensation product line of Peninsula in certain states, which provides the availability of an additional workers’ compensation tier to Donegal Mutual’s commercial accounts. Donegal Mutual places its assumed business from Peninsula into the pooling agreement.

The intent of the quota-share reinsurance agreement with Southern is to transfer to Southern 100% of the premiums and losses related to certain personal lines products Donegal Mutual offers in Virginia through the use of its automated policy quoting and issuance system.

The intent of the quota-share reinsurance agreement with MICO is to transfer to Donegal Mutual 25% of the premiums and losses related to MICO’s business. Donegal Mutual places its assumed business from MICO into the pooling agreement.

In October 2009, Donegal Mutual consummated an affiliation with Southern Mutual, pursuant to which Donegal Mutual purchased a surplus note of Southern Mutual in the principal amount of $2.5 million, Donegal Mutual designees became a majority of the members of Southern Mutual’s board of directors and Donegal Mutual agreed to provide quota-share reinsurance to Southern Mutual for 100% of its business. Effective October 31, 2009, Donegal Mutual began to include business assumed from Southern Mutual in its pooling agreement with Atlantic States. Southern Mutual writes primarily personal lines of insurance in Georgia and South Carolina.

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

The coordinating committee also meets annually to review each existing agreement between Donegal Mutual and us or our insurance subsidiaries, including all reinsurance agreements between Donegal Mutual and our insurance subsidiaries. The purpose of this annual review is to examine the results of the agreements over the past year and, in the case of reinsurance agreements, over a five-year period and to determine if the results of the existing agreements remain fair and equitable to us and our stockholders and fair and equitable to Donegal Mutual and its policyholders or if Donegal Mutual and we should mutually agree to certain adjustments. In the case of these reinsurance agreements, adjustments typically relate to the reinsurance premiums, losses and reinstatement premiums. These agreements are ongoing in nature and will continue in effect throughout 2012 in the ordinary course of business.

Our members on the coordinating committee, as of the date of this Form 10-K Annual Report, are Robert S. Bolinger and John J. Lyons. Donegal Mutual’s members on the coordinating committee as of such date are Dennis J. Bixenman and John E. Hiestand. We refer to our proxy statement for our annual meeting of stockholders on April 19, 2012 for further information about the members of the coordinating committee.

We believe our relationships with Donegal Mutual offer us and our insurance subsidiaries a number of competitive advantages, including the following:

•	enabling our stable management, the consistent underwriting discipline of our insurance subsidiaries, external growth, long-term profitability and financial strength;

•	creating operational and expense synergies from the combination of resources and integrated operations of Donegal Mutual and our insurance subsidiaries;

•

enhancing our opportunities to expand by acquisition because of the ability of Donegal Mutual to affiliate with and acquire control of other mutual insurance companies and, thereafter, demutualize them and combine them with us;

•	producing more stable and uniform underwriting results for our insurance subsidiaries over extended periods of time than we could achieve without our relationship with Donegal Mutual;

•

providing opportunities for growth because of the ability of Donegal Mutual to enter into reinsurance agreements with other mutual insurance companies and place the business it assumes into the pooling agreement; and

•	providing Atlantic States with a significantly larger underwriting capacity because of the underwriting pool Donegal Mutual and Atlantic States have maintained since 1986.

In the latter portion of the fourth quarter of 2011 and the first quarter of 2012, the board of directors of Donegal Mutual undertook a review of the relationships of Donegal Mutual and DGI and determined that continuing the current relationships and the current corporate structure of Donegal Mutual and DGI is in the best interest of Donegal Mutual and its various constituencies.

Business Strategy

Our strategy is designed to allow our insurance subsidiaries to achieve their longstanding goal of outperforming the property and casualty insurance industry in terms of profitability and service, thereby providing value to the policyholders of our insurance subsidiaries and, ultimately, providing value to our stockholders. The annual net earned premiums of our insurance subsidiaries have increased from $196.8 million in 2003 to $431.5 million in 2011, a compound annual growth rate of 10%. Over the same time period, our insurance subsidiaries have achieved a combined ratio more favorable than that of the property and casualty insurance industry as a whole.

We and Donegal Mutual believe we can continue to expand our insurance operations over time through organic growth and acquisitions of, or affiliations with, other insurance companies. We and Donegal Mutual have enhanced the performance of companies we have acquired, while leveraging the acquired companies’ core strengths and local market knowledge to grow their operations. Our insurance subsidiaries and Donegal Mutual also seek to grow their premium base by making quality independent agency appointments, continuously enhancing their competitive position within each agency, introducing new and enhanced insurance products and developing and maintaining automated systems to improve their service and efficiency.

We and Donegal Mutual translate these initiatives into our book value growth in a number of ways, including the following:

•	Maintaining a conservative underwriting culture and pricing discipline to sustain our record of underwriting profitability;

•	Continuing our investment in technology to achieve operating efficiencies that lower expenses and enhance the service we provide to agencies and policyholders and

•	Maintaining a conservative investment approach.

A detailed review of our business strategies follows:

•	Achieving underwriting profitability.

Our insurance subsidiaries focus on achieving a combined ratio of less than 100%. Our insurance subsidiaries did not achieve that objective in 2011 and 2010 because of adverse weather, declining economic activity and a soft insurance market in our marketing areas in those years, but we remain committed to achieving consistent underwriting profitability. We believe that underwriting profitability is a fundamental component of our long-term financial strength because it allows our insurance subsidiaries to generate profits without relying on their investment income. Our insurance subsidiaries seek to enhance their underwriting results by:

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

The combined ratio of our insurance subsidiaries and that of the property and casualty insurance industry as computed using United States generally accepted accounting principles, or GAAP, and statutory accounting principles, or SAP, for the years 2007 through 2011 are shown in the following table:

	2011	2010	2009	2008	2007
Our GAAP combined ratio (1)	110.6%	104.7%	102.2%	97.2%	91.3%
Our SAP combined ratio	107.9	102.9	101.1	95.1	90.2
Industry SAP combined ratio (2)	107.5	101.0	101.2	104.7	95.6

(1)	Our GAAP combined ratio for 2011 was affected by MICO acquisition accounting. We refer to Note 4 of the Notes to Consolidated Financial Statements for more information regarding our acquisition of MICO.
(2)	As reported or projected by A.M. Best Company.

•	Pursuing profitable growth by organic expansion within the traditional operating territories of our insurance subsidiaries through developing and maintaining quality agency representation.

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

We have been an effective consolidator of smaller “main street” property and casualty insurance companies, and we expect to continue to acquire other insurance companies to expand our business in a given region or to commence operations in a new region.

Since 1995, we have completed six acquisitions of property and casualty insurance companies or participated in their business through Donegal Mutual’s entry into quota-share reinsurance with them. We intend to continue our growth by pursuing affiliations and acquisitions that meet our criteria. Our primary criteria include:

•	Location in regions where our insurance subsidiaries are currently conducting business or that offer an attractive opportunity to conduct profitable business;

•	A mix of business similar to the mix of business of our insurance subsidiaries;

•	Premium volume up to $100.0 million; and

•	Fair and reasonable transaction terms.

We believe that our interrelationship with Donegal Mutual assists us in pursuing affiliations with and subsequent acquisitions of mutual insurance companies because, through Donegal Mutual, we understand the concerns and issues that mutual insurance companies face. In particular, Donegal Mutual has had success affiliating with underperforming mutual insurance companies, and we have either acquired them following their conversion to a stock company or benefited from their underwriting results as a result of Donegal Mutual’s entry into a 100% quota-share reinsurance agreement with them and placement of its assumed business into the pooling agreement. We have utilized our strengths and financial position to improve their operations significantly. We evaluate a number of areas for operational synergies when considering acquisitions, including product underwriting, expenses, the cost of reinsurance and technology.

We and Donegal Mutual have the ability to employ a number of acquisition and affiliation methods. Our prior acquisitions and affiliations have taken one of the following forms:

•	purchase of all of the outstanding stock of a stock insurance company;

•	purchase of a book of business;

•	quota-share reinsurance transaction; or

•	two-step acquisition of a mutual insurance company in which:

•

as the first step, Donegal Mutual purchases a surplus note from the mutual insurance company, Donegal Mutual enters into a services agreement with the mutual insurance company and Donegal Mutual’s designees become a majority of the members of the board of directors of the mutual insurance company; and

•

as the second step, the mutual insurance company enters into a quota-share reinsurance agreement with Donegal Mutual or demutualizes, or converts, into a stock insurance company. Upon the demutualization or conversion, we purchase the surplus note from Donegal Mutual and exchange it for all of the stock of the stock insurance company resulting from the conversion.

We believe that our ability to make direct acquisitions of stock insurance companies and to make indirect acquisitions of mutual insurance companies through a sponsored conversion or a quota-share reinsurance agreement provides us with flexibility that is a competitive advantage in seeking acquisitions. We also believe we have demonstrated our ability to acquire control of an underperforming insurance company, re-underwrite its book of business, reduce its cost structure and return it to sustained profitability.

While Donegal Mutual and we generally engage in preliminary discussions with potential direct or indirect acquisition candidates on an almost continuous basis and are so engaged at the date of this Form 10-K Report, neither Donegal Mutual nor we make any public disclosure regarding a proposed acquisition until Donegal Mutual or we have entered into a definitive acquisition agreement.

The following table highlights our history of insurance company acquisitions and affiliations since 1988:

Company Name	State of Domicile	Year Control Acquired(2)	Method of Acquisition/Affiliation
Southern Mutual Insurance Company and now Southern Insurance Company of Virginia	Virginia	1984	Surplus note investment by Donegal Mutual in 1984; demutualization in 1988; acquisition of stock by us in 1988.

Pioneer Mutual Insurance Company and then Pioneer Insurance Company (1)	Ohio	1992	Surplus note investment by Donegal Mutual in 1992; demutualization in 1993; acquisition of stock by us in 1997.

Delaware Mutual Insurance Company and then Delaware Atlantic Insurance Company (1)	Delaware	1993	Surplus note investment by Donegal Mutual in 1993; demutualization in 1994; acquisition of stock by us in 1995.

Pioneer Mutual Insurance Company and then Pioneer Insurance Company (1)	New York	1995	Surplus note investment by Donegal Mutual in 1995; demutualization in 1998; acquisition of stock by us in 2001.

Southern Heritage Insurance Company (1)	Georgia	1998	Purchase of stock by us in 1998.

Le Mars Mutual Insurance Company of Iowa and now Le Mars Insurance Company	Iowa	2002	Surplus note investment by Donegal Mutual in 2002; demutualization in 2004; acquisition of stock by us in 2004.

Peninsula Insurance Group	Maryland	2004	Purchase of stock by us in 2004.

Sheboygan Falls Mutual Insurance Company and now Sheboygan Falls Insurance Company	Wisconsin	2007	Contribution note investment by Donegal Mutual in 2007; demutualization in 2008; acquisition of stock by us in 2008.

Southern Mutual Insurance Company (2)	Georgia	2009	Surplus note investment by Donegal Mutual and quota-share reinsurance in 2009.

Michigan Insurance Company	Michigan	2010	Purchase of stock by us and surplus note investment by Donegal Mutual in 2010.

(1)	To reduce administrative and compliance costs and expenses, these subsidiaries subsequently merged into one of our existing insurance subsidiaries.
(2)	Control acquired by Donegal Mutual.

•	Providing responsive and friendly customer and agent service to enable our insurance subsidiaries to attract new policyholders and retain existing policyholders.

We believe that excellent policyholder service is important in attracting new policyholders and retaining existing policyholders. Our insurance subsidiaries work closely with their independent agents to provide a consistently responsive level of claims service, underwriting and customer support. Our insurance subsidiaries seek to respond expeditiously and effectively to address customer and independent agent inquiries, including:

•	Availability of a customer call center for claims reporting;

•	Availability of a secure website for access to policy information and documents, payment processing and other features;

•	Quick replies to information requests and policy submissions; and

•	Prompt responses to and processing of claims.

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

Our insurance subsidiaries maintain stringent expense controls under direct supervision of their senior management. We centralize many processing and administrative activities of our insurance subsidiaries to realize operating synergies and better control expenses. Our insurance subsidiaries utilize technology to automate much of their underwriting and to facilitate agency and policyholder communications on an efficient and cost-effective basis. We operate on a paperless basis. As a result of our focus on expense control, our insurance subsidiaries have reduced their expense ratio from 36.6% in 1999 to 31.4% in 2011. Our insurance subsidiaries have also increased their annual premium per employee, a measure of efficiency that our insurance subsidiaries use to evaluate their operations, from approximately $470,000 in 1999 to approximately $871,000 in 2011.

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

•	Maintaining a conservative investment approach.

Return on invested assets is an important element of the financial results of our insurance subsidiaries. The investment strategy of our insurance subsidiaries is to generate an appropriate amount of after-tax income on invested assets while minimizing credit risk through investments in high-quality securities. As a result, our insurance subsidiaries seek to invest a high percentage of their assets in diversified, highly rated and marketable fixed-maturity instruments. The fixed-maturity portfolios of our insurance subsidiaries consist of both taxable and tax-exempt securities. Our insurance subsidiaries maintain a portion of their portfolios in short-term securities, such as investments in commercial paper, to provide liquidity for the payment of claims and operation of their businesses. Our insurance subsidiaries maintain a negligible percentage (less than 1.0% at December 31, 2011) of their portfolios in equity securities.

Competition

The property and casualty insurance industry is highly competitive on the basis of both price and service. Numerous companies compete for business in the geographic areas where our insurance subsidiaries operate. Many of these other insurance companies are substantially larger and have greater financial resources than those of our insurance subsidiaries. In addition, because our insurance subsidiaries and Donegal Mutual market their respective insurance products exclusively through independent insurance agencies, most of which represent more than one insurance company, our insurance subsidiaries face competition within agencies as well as competition to retain qualified independent agents.

Products and Underwriting

We report the results of our insurance operations in two segments: personal lines of insurance and commercial lines of insurance. The personal lines our insurance subsidiaries write consist primarily of private passenger automobile and homeowners insurance. The commercial lines our insurance subsidiaries write consist primarily of commercial automobile, commercial multi-peril and workers’ compensation insurance. We describe these lines of insurance in greater detail below:

Personal

•

Private passenger automobile — policies that provide protection against liability for bodily injury and property damage arising from automobile accidents and protection against loss from damage to automobiles owned by the insured.

•

Homeowners — policies that provide coverage for damage to residences and their contents from a broad range of perils, including fire, lightning, windstorm and theft. These policies also cover liability of the insured arising from injury to other persons or their property while on the insured’s property and under other specified conditions.

Commercial

•

Commercial automobile — policies that provide protection against liability for bodily injury and property damage arising from automobile accidents and protection against loss from damage to automobiles owned by the insured.

•	Commercial multi-peril — policies that provide protection to businesses against many perils, usually combining liability and physical damage coverages.

•

Workers’ compensation — policies employers purchase to provide benefits to employees for injuries sustained during employment. The workers’ compensation laws of each state determine the extent of the coverage we provide.

The following table sets forth the net premiums written of our insurance subsidiaries by line of insurance for the periods indicated:

	Year Ended December 31,
	2011		2010		2009
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Net Premiums Written:
Personal lines:
Automobile	$186,677	41.1%	$171,497	43.8%	$161,932	44.6%
Homeowners	89,405	19.7	83,415	21.3	77,420	21.3
Other	14,983	3.3	13,135	3.4	13,135	3.6

Total personal lines	291,065	64.1	268,047	68.5	252,487	69.5

Commercial lines:
Automobile	46,168	10.2	37,094	9.5	34,054	9.4
Workers’ compensation	51,849	11.4	34,920	8.9	28,921	8.0
Commercial multi-peril	57,988	12.8	47,411	12.1	44,000	12.1
Other	6,981	1.5	4,050	1.0	3,767	1.0

Total commercial lines	162,986	35.9	123,475	31.5	110,742	30.5

Total business	$454,051	100.0%	$391,522	100.0%	$363,229	100.0%

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

In order to achieve underwriting profitability on a consistent basis, our insurance subsidiaries:

•	assess and select quality standard and preferred risks;

•	adhere to disciplined underwriting and re-underwriting guidelines;

•	inspect substantially all commercial lines risks and a substantial number of personal lines property risks; and

•	utilize various types of risk management and loss control services.

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

As part of the effort of our insurance subsidiaries to maintain acceptable underwriting results, they conduct annual reviews of agencies that have failed to meet their underwriting profitability criteria. The review process includes an analysis of the underwriting and re-underwriting practices of the agency, the completeness and accuracy of the applications the agency has submitted, the adequacy of the training of the agency’s staff and the agency’s record of adherence to the underwriting guidelines and service standards of our insurance subsidiaries. Based on the results of this review process, the marketing and underwriting personnel of our insurance subsidiaries develop, together with the agency, a plan to improve its underwriting profitability. Our insurance subsidiaries monitor the agency’s compliance with the plan, and take other measures as required in the judgment of our insurance subsidiaries, including the termination of agencies that are unable to achieve acceptable underwriting profitability to the extent applicable law permits.

Distribution

Our insurance subsidiaries market their products primarily in the Mid-Atlantic, Midwestern, New England and Southern regions through approximately 2,500 independent insurance agencies. At December 31, 2011, the Donegal Insurance Group actively wrote business in 22 states (Alabama, Delaware, Georgia, Indiana, Iowa, Maine, Maryland, Michigan, Nebraska, New Hampshire, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Vermont, Virginia, West Virginia and Wisconsin). We believe the relationships of our insurance subsidiaries with their independent agents are valuable in identifying, obtaining and retaining profitable business. Our insurance subsidiaries maintain a stringent agency selection procedure that emphasizes appointing agencies with proven marketing strategies for the development of profitable business, and our insurance subsidiaries only appoint agencies with a strong underwriting history and potential growth capabilities. Our insurance subsidiaries also regularly evaluate the independent agencies that represent them based on their profitability and performance in relation to the objectives of our insurance subsidiaries. Our insurance subsidiaries seek to be among the top three insurers within each of their agencies for the lines of business they write.

The following table sets forth the percentage of direct premiums our insurance subsidiaries write, including 80% of the direct premiums Donegal Mutual and Atlantic States write, in each of the states where they conducted a significant portion of their business in 2011:

Pennsylvania	37.2%
Michigan	19.8
Maryland	9.1
Virginia	8.4
Georgia	5.2
Delaware	5.2
Ohio	3.3
Iowa	2.5
Wisconsin	2.5
Tennessee	1.7
Nebraska	1.6
South Dakota	1.1
Other	2.4

Total	100.0%

Our insurance subsidiaries employ a number of policies and procedures that we believe enable them to attract, retain and motivate their independent agents. The consistency, competitiveness and stability of the product offerings of our insurance subsidiaries assist them in competing effectively for independent agents with other insurers whose product offerings may fluctuate based upon industry conditions. Our insurance subsidiaries have a competitive profit sharing plan for their independent agents, consistent with applicable state laws and regulations, under which the independent agents may earn additional commissions based upon the volume of premiums produced and the profitability of the business our insurance subsidiaries receive from that agency.

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

The claims departments of our insurance subsidiaries rigorously manage claims to assure that they settle legitimate claims quickly and fairly and that they identify questionable claims for defense. In the majority of cases, the personnel of our insurance subsidiaries, who have significant experience in the property and casualty insurance industry and know the service philosophy of our insurance subsidiaries, adjust claims. Our insurance subsidiaries provide various means of claims reporting on a 24-hours a day, seven-days a week basis, including toll-free numbers and electronic reporting through our website. Our insurance subsidiaries strive to respond to notifications of claims promptly, generally within the day reported. Our insurance subsidiaries believe that, by responding promptly to claims, they provide quality customer service and minimize the ultimate cost of the claims. Our insurance subsidiaries engage independent adjusters as needed to handle claims in areas in which the volume of claims is not sufficient to justify our hiring of internal claims adjusters. Our insurance subsidiaries also employ private adjusters and investigators, structural experts and various outside legal counsel to supplement our in-house staff and to assist in the investigation of claims. Our insurance subsidiaries have a special investigative unit staffed by former law enforcement officers that attempts to identify and prevent fraud and abuse and to control questionable claims.

The management of the claims departments of our insurance subsidiaries develops and implements policies and procedures for the establishment of adequate claim reserves. Our insurance subsidiaries employ an actuarial staff that regularly reviews their reserves for incurred but not reported claims. The management and staff of the claims departments resolve policy coverage issues, manage and process reinsurance recoveries and handle salvage and subrogation matters. The litigation and personal injury sections of our insurance subsidiaries manage all claims litigation. Branch office claims above certain thresholds require home office review and settlement authorization. Our insurance subsidiaries provide their claims adjusters reserving and settlement authority based upon their experience and demonstrated abilities. Larger or more complicated claims require consultation and approval of senior department management.

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

Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions as to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced a decrease in claims frequency on workers’ compensation claims during the past several years while claims severity has gradually increased. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on workers’ compensation claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and legal decisions that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and the collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries attempt to make appropriate adjustments for such changes in their reserves. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at December 31, 2011. For every 1% change in our insurance subsidiaries’ loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $2.4 million.

The establishment of appropriate liabilities is an inherently uncertain process, and we can provide no assurance that our insurance subsidiaries’ ultimate liability will not exceed our insurance subsidiaries’ loss and loss expense reserves and have an adverse effect on our results of operations and financial condition. Furthermore, we cannot predict the timing, frequency and extent of adjustments to our insurance subsidiaries’ estimated future liabilities, since the historical conditions and events that serve as a basis for our insurance subsidiaries’ estimates of ultimate claim costs may change. As is the case for substantially all property and casualty insurance companies, our insurance subsidiaries have found it necessary in the past to increase their estimated future liabilities for losses and loss expenses in certain periods, and, in other periods their estimates have exceeded their actual liabilities. Changes in our insurance subsidiaries’ estimate of their liability for losses and loss expenses generally reflect actual payments and the evaluation of information received since the prior reporting date. Our insurance subsidiaries recognized a (decrease) increase in their liability for losses and loss expenses of prior years of $(168,460), $(2.9) million and $9.8 million in 2011, 2010 and 2009, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy, key reserving assumptions or claims management personnel, and there have been no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those years. The 2011 development represented an immaterial amount of the December 31, 2010 net carried reserves. The 2010 development represented 1.6% of our December 31, 2009 net carried reserves and resulted primarily from less-than-expected severity in the private passenger automobile liability and homeowners lines of business in accident years prior to 2009. The 2009 development represented 6.0% of our December 31, 2008 net carried reserves and resulted primarily from higher-than-expected severity in the private passenger automobile liability, homeowners and workers’ compensation lines of business in accident year 2008.

Excluding the impact of catastrophic weather events, our insurance subsidiaries have noted stable amounts in the number of claims incurred and slight downward trends in the number of claims outstanding at period ends relative to their premium base in recent years across most of their lines of business. However, the amount of the average claim outstanding has increased gradually over the past several years as the property and casualty insurance industry has experienced increased litigation trends and economic conditions that have extended the estimated length of disabilities and contributed to increased medical loss costs and a general slowing of settlement rates in litigated claims. Our insurance subsidiaries could be required to make further adjustments to their estimates in the future. However, on the basis of our insurance subsidiaries’ internal procedures which analyze, among other things, their prior assumptions, their experience with similar cases and historical trends such as reserving patterns, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes, we believe that our insurance subsidiaries have made adequate provision for their liability for losses and loss expenses.

Differences between liabilities reported in our financial statements prepared on a GAAP basis and our insurance subsidiaries’ financial statements prepared on a SAP basis result from anticipating salvage and subrogation recoveries for GAAP but not for SAP. These differences amounted to $11.2 million, $10.0 million and $9.2 million at December 31, 2011, 2010 and 2009, respectively.

The following table sets forth a reconciliation of the beginning and ending GAAP net liability of our insurance subsidiaries for unpaid losses and loss expenses for the periods indicated:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Gross liability for unpaid losses and loss expenses at beginning of year	$383,319	$263,599	$239,809
Less reinsurance recoverable	165,422	83,337	78,502

Net liability for unpaid losses and loss expenses at beginning of year	217,897	180,262	161,307

Acquisition of MICO	—	26,960	—

Provision for net losses and loss expenses for claims incurred in the current year	340,671	277,194	241,012
Change in provision for estimated net losses and loss expenses for claims incurred in prior years	(168)	(2,885)	9,823

Total incurred	340,503	274,309	250,835

Net losses and loss payments for claims incurred during:
The current year	219,183	179,069	152,293
Prior years	96,202	84,565	79,587

Total paid	315,385	263,634	231,880

Net liability for unpaid losses and loss expenses at end of year	243,015	217,897	180,262
Plus reinsurance recoverable	199,393	165,422	83,337

Gross liability for unpaid losses and loss expenses at end of year	$442,408	$383,319	$263,599

The following table sets forth the development of the liability for net unpaid losses and loss expenses of our insurance subsidiaries from 2001 to 2011. Loss data in the table includes business Atlantic States received from the underwriting pool.

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

The “Net liability re-estimated as of” portion of the table shows the re-estimated amount of the previously recorded liability based on experience for each succeeding year. The estimate increases or decreases as payments are made and more information becomes known about the severity of the remaining unpaid claims. For example, the 2006 liability has developed a redundancy after five years because we expect the re-estimated net losses and loss expenses to be $14.9 million less than the estimated liability we initially established in 2006 of $163.3 million.

The “Cumulative (excess) deficiency” shows the cumulative excess or deficiency at December 31, 2011 of the liability estimate shown on the top line of the corresponding column. An excess in liability means that the liability established in prior years exceeded actual net losses and loss expenses or our insurance subsidiaries reevaluated the liability at less than the original estimate. A deficiency in liability means that the liability established in prior years was less than actual net losses and loss expenses or our insurance subsidiaries reevaluated the liability at more than the original estimate.

The “Cumulative amount of liability paid through” portion of the table shows the cumulative net losses and loss expense payments made in succeeding years for net losses incurred prior to the balance sheet date. For example, the 2006 column indicates that at December 31, 2011 payments equal to $138.9 million of the currently re-estimated ultimate liability for net losses and loss expenses of $148.4 million had been made.

Amounts shown in the 2004 column of the table include information for Le Mars and the Peninsula Group for all accident years prior to 2004. Amounts shown in the 2008 column of the table include information for Sheboygan for all accident years prior to 2008. Amounts shown in the 2010 column of the table include information for MICO for the month of December 2010.

	Year Ended December 31,
(in thousands)	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
Net liability at end of year for unpaid losses and loss expenses	$114,544	$131,108	$138,896	$171,431	$173,009	$163,312	$150,152	$161,307	$180,262	$217,896	$243,015
Net liability re-estimated as of:
One year later	121,378	130,658	136,434	162,049	159,393	153,299	152,836	171,130	177,377	217,728
Two years later	120,548	128,562	130,030	152,292	153,894	150,934	154,435	167,446	177,741
Three years later	118,263	124,707	123,399	148,612	151,792	150,078	152,315	166,756
Four years later	114,885	119,817	120,917	147,280	150,183	148,745	151,120
Five years later	113,070	118,445	119,968	145,874	150,087	148,407
Six years later	112,614	118,605	119,731	146,101	150,555
Seven years later	112,921	118,905	120,425	146,739
Eight years later	113,350	119,635	120,768
Nine years later	113,862	119,887
Ten years later	114,176
Cumulative (excess) deficiency	(368)	(11,221)	(18,128)	(24,692)	(22,454)	(14,905)	968	5,449	(2,521)	(168)

Cumulative amount of liability paid through:
One year later	$45,048	$46,268	$51,965	$67,229	$71,718	$72,499	$71,950	$79,592	$84,565	$96,201
Two years later	70,077	74,693	81,183	102,658	107,599	104,890	105,576	116,035	123,204
Three years later	87,198	93,288	99,910	123,236	125,926	121,711	124,659	136,837
Four years later	97,450	105,143	109,964	133,844	133,805	132,698	135,392
Five years later	104,551	111,523	113,684	136,377	139,935	138,878
Six years later	108,136	114,145	114,499	139,847	143,309
Seven years later	110,193	114,641	116,727	142,016
Eight years later	110,447	116,663	118,169
Nine years later	111,797	117,998
Ten years later	112,700

	Year Ended December 31,
	2003	2004	2005	2006	2007	2008	2009	2010	2011
	(in thousands)
Gross liability at end of year	$217,914	$267,190	$265,730	$259,022	$226,432	$239,809	$263,599	$383,317	$442,408
Reinsurance recoverable	79,018	95,759	92,721	95,710	76,280	78,502	83,337	165,421	199,393
Net liability at end of year	138,896	171,431	173,009	163,312	150,152	161,307	180,262	217,896	243,015
Gross re-estimated liability	213,278	243,417	244,630	242,666	235,497	257,044	269,993	396,673
re-estimated recoverable	92,510	96,678	94,075	94,259	84,377	90,288	92,252	178,945
Net re-estimated liability	120,768	146,739	150,555	148,407	151,120	166,756	177,741	217,728
Gross cumulative deficiency (excess)	(4,636)	(23,773)	(21,100)	(16,356)	9,065	17,235	6,394	13,356

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

The external reinsurance our insurance subsidiaries and Donegal Mutual purchase includes:

•	“excess of loss reinsurance,” under which their losses are automatically reinsured, through a series of contracts, over a set retention (generally $750,000 for 2011 and $1,000,000 for 2012); and

•

“catastrophic reinsurance,” under which they recover, through a series of contracts, 90% to 100% of an accumulation of many losses resulting from a single event, including natural disasters, over a set retention (generally $5.0 million for 2011 and 2012).

The amount of coverage each of these types of reinsurance provides depends upon the amount, nature, size and location of the risk being reinsured.

For property insurance, our insurance subsidiaries have excess of loss treaties that provide for coverage of $4.0 million per loss over a set retention of $1.0 million. For liability insurance, our insurance subsidiaries have excess of loss treaties that provide for coverage of $39.0 million per occurrence over a set retention of $1.0 million. For workers’ compensation insurance, our insurance subsidiaries have excess of loss treaties that provide for coverage of $9.0 million on any one life over a set retention of $1.0 million.

Our insurance subsidiaries and Donegal Mutual have property catastrophe coverage through a series of layered treaties up to aggregate losses of $130.0 million for any single event over the set retention. Our insurance subsidiaries and Donegal Mutual participate in 10% of the first $10.0 million of an accumulation of losses from any single event over the set retention in 2012.

Our insurance subsidiaries and Donegal Mutual also purchase facultative reinsurance to cover exposures from property and casualty losses that exceed the limits provided by their respective treaty reinsurance.

MICO maintains a quota-share reinsurance agreement with third-party reinsurers to reduce its net exposures. Effective from December 1, 2010 to December 31, 2011, the quota-share reinsurance percentage was 50%. Effective January 1, 2012, MICO reduced the quota-share reinsurance percentage from 50% to 40%.

Investments

At December 31, 2011, 99.0% of all debt securities our insurance subsidiaries held had an investment-grade rating. The investment portfolios of our insurance subsidiaries did not contain any mortgage loans or any non-performing assets at December 31, 2011.

The following table shows the composition of the debt securities (at carrying value) in the investment portfolios of our insurance subsidiaries, excluding short-term investments, by rating at December 31, 2011:

(dollars in thousands)	December 31, 2011
Rating(1)	Amount	Percent
U.S. Treasury and U.S. agency securities(2)	$184,882	26.2%
Aaa or AAA	65,723	9.3
Aa or AA	378,252	53.6
A	66,264	9.4
BBB	9,717	1.5
BB	250	—

Total	$705,088	100.0%

(1)	Ratings assigned by Moody’s Investors Services, Inc. or Standard & Poor’s Corporation.
(2)	Includes residential mortgage-backed securities of $122.9 million.

Our insurance subsidiaries invest in both taxable and tax-exempt securities as part of their strategy to maximize after-tax income. This strategy considers, among other factors, the alternative minimum tax. Tax-exempt securities made up approximately 63.8%, 67.2% and 71.0% of the debt securities in the combined investment portfolios of our insurance subsidiaries at December 31, 2011, 2010 and 2009, respectively.

The following table shows the classification of our investments and the investments of our insurance subsidiaries (at carrying value) at December 31, 2011, 2010 and 2009:

	December 31,
	2011		2010		2009
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Fixed maturities(1):
Held to maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,000	0.1%	$1,000	0.1%	$2,000	0.3%
Obligations of states and political subdivisions	56,966	7.3	59,852	8.2	61,736	9.3
Corporate securities	250	—	3,247	0.5	6,243	0.9
Residential mortgage-backed securities	274	—	667	0.1	3,828	0.6

Total held to maturity	58,490	7.4	64,766	8.9	73,807	11.1

Available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	60,978	7.8	57,316	7.9	40,630	6.1
Obligations of states and political subdivisions	398,877	50.8	389,629	53.5	358,367	53.7
Corporate securities	64,113	8.2	67,095	9.2	27,766	4.2
Residential mortgage-backed securities	122,630	15.6	89,807	12.3	90,941	13.6

Total available for sale	646,598	82.4	603,847	82.9	517,704	77.6

Total fixed maturities	705,088	89.8	668,613	91.8	591,511	88.7
Equity securities(2)	7,438	1.0	10,161	1.4	9,915	1.5
Investments in affiliates(3)	32,322	4.1	8,992	1.2	9,309	1.4
Short-term investments(4)	40,461	5.1	40,776	5.6	56,100	8.4

Total investments	$785,309	100.0%	$728,542	100.0%	$666,835	100.0%

(1)	We refer to notes 1 and 5 to our consolidated financial statements. We value fixed maturities classified as held to maturity at amortized cost; we value those fixed maturities classified as available for sale at fair value. Total fair value of fixed maturities classified as held to maturity was $61.4 million at December 31, 2011, $67.8 million at December 31, 2010 and $77.0 million at December 31, 2009. The amortized cost of fixed maturities classified as available for sale was $614.3 million at December 31, 2011, $601.3 million at December 31, 2010 and $503.7 million at December 31, 2009.
(2)	We value equity securities at fair value. Total cost of equity securities was $7.2 million at December 31, 2011, $2.5 million at December 31, 2010 and $3.8 million at December 31, 2009.
(3)	We value investments in affiliates at cost, adjusted for our share of earnings and losses of our affiliates as well as changes in equity of our affiliates due to unrealized gains and losses.
(4)	We value short-term investments at cost, which approximates fair value.

The following table sets forth the maturities (at carrying value) in fixed maturity and short-term investment portfolios of our insurance subsidiaries at December 31, 2011, December 31, 2010 and December 31, 2009:

	December 31,
	2011		2010		2009
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Due in(1):
One year or less	$16,181	2.3%	$12,968	1.9%	$16,410	2.8%
Over one year through three years	27,912	4.0	54,028	8.1	35,007	5.9
Over three years through five years	71,820	10.2	66,720	10.0	46,392	7.8
Over five years through ten years	188,523	26.7	201,523	30.1	166,352	28.1
Over ten years through fifteen years	172,956	24.5	147,512	22.1	121,308	20.5
Over fifteen years	104,792	14.9	95,389	14.3	111,273	18.9
Residential mortgage-backed securities	122,904	17.4	90,473	13.5	94,769	16.0

	$705,088	100.0%	$668,613	100.0%	$591,511	100.0%

(1)	Based on stated maturity dates with no prepayment assumptions. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As shown above, our insurance subsidiaries held investments in residential mortgage-backed securities having a carrying value of $122.9 million at December 31, 2011. The mortgage-backed securities consist primarily of investments in governmental agency balloon pools with stated maturities between one and 24 years. The stated maturities of these investments limit the exposure of our insurance subsidiaries to extension risk in the event that interest rates rise and prepayments decline. Our insurance subsidiaries perform an analysis of the underlying loans when evaluating a residential mortgage-backed security for purchase, and they select those securities that they believe will provide a return that properly reflects the prepayment risk associated with the underlying loans.

The following table sets forth the investment results of our insurance subsidiaries for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
(dollars in thousands)	2011	2010	2009
Invested assets(1)	$756,925	$697,689	$649,486
Investment income(2)	20,858	19,950	20,631
Average yield	2.8%	2.9%	3.2%
Average tax-equivalent yield	3.8	4.0	4.4

(1)	Average of the aggregate invested amounts at the beginning and end of the period.
(2)	Investment income is net of investment expenses and does not include realized investment gains or losses or provision for income taxes.

A.M. Best Rating

Donegal Mutual and our insurance subsidiaries have an A.M. Best rating of A (Excellent), based upon their respective current financial condition and historical statutory results of operations. We believe that the A.M. Best rating of Donegal Mutual and our insurance subsidiaries is an important factor in their marketing of the products to their agents and customers. A.M. Best’s ratings are industry ratings based on a comparative analysis of the financial condition and operating performance of insurance companies. A.M. Best’s classifications are A++ and A+ (Superior), A and A- (Excellent), B++ and B+ (Very Good), B and B- (Good), C++ and C+ (Fair), C and C- (Marginal), D (Below Minimum Standards) and E and F (Liquidation). A.M. Best bases its ratings upon factors relevant to the payment of claims of policyholders and are not directed toward the protection of investors in insurance companies. According to A.M. Best, the “Excellent” rating that the Donegal Insurance Group maintains is assigned to those companies that, in A.M. Best’s opinion, have an excellent ability to meet their ongoing obligations to policyholders.

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

In addition to state-imposed insurance laws and regulations, the National Association of Insurance Commissioners, or the NAIC, has established a risk-based capital system for assessing the adequacy of statutory capital and surplus that augments the states’ current fixed dollar minimum capital requirements for insurance companies. At December 31, 2011, our insurance subsidiaries and Donegal Mutual each exceeded the minimum levels of statutory capital the risk-based capital rules require by a substantial margin.

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

We are part of an insurance holding company system of which Donegal Mutual is the ultimate controlling person. All of the states in which our insurance companies and Donegal Mutual maintain a domicile have legislation that regulates insurance holding company systems. Each insurance company in the insurance holding company system must register with the insurance supervisory agency of its state of domicile and furnish information concerning the operations of companies within the insurance holding company system that may materially affect the operations, management or financial condition of the insurers within the system. Pursuant to these laws, the respective insurance departments in which our subsidiaries and Donegal Mutual maintain a domicile may examine our insurance subsidiaries or Donegal Mutual at any time, require disclosure of material transactions by the holding company with another member of the insurance holding company system and require prior notice or prior approval of certain transactions, such as “extraordinary dividends” from the insurance subsidiaries to the holding company. We have insurance subsidiaries domiciled in Iowa, Maryland, Michigan, Pennsylvania, Virginia and Wisconsin.

The Pennsylvania Insurance Holding Companies Act, which generally applies to Donegal Mutual, us and our insurance subsidiaries, requires that all transactions within an insurance holding company system to which an insurer is a party must be fair and reasonable and that any charges or fees for services performed must be reasonable. Any management agreement, service agreement, cost sharing arrangement and reinsurance agreement must be filed with the Pennsylvania Insurance Department, or the Department, and is subject to the Department’s review. We have filed the pooling agreement between Donegal Mutual and Atlantic States that established the underwriting pool and the reinsurance agreements between Donegal Mutual and our insurance subsidiaries with the Department.

Approval of the applicable insurance commissioner is also required prior to consummation of transactions affecting the control of an insurer. In virtually all states, including Iowa, Maryland, Michigan, Pennsylvania, Virginia and Wisconsin, where our insurance subsidiaries have states of domicile, the acquisition of 10% or more of the outstanding capital stock of an insurer or its holding company or the intent to acquire such an interest creates a rebuttable presumption of a change in control. Pursuant to an order issued in April 2003, the Department approved Donegal Mutual’s ownership of up to 70% of our outstanding Class A common stock and up to 100% of our outstanding Class B common stock.

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

The insurance laws of the respective states of domicile of our insurance subsidiaries restrict the amount of dividends or other distributions our insurance subsidiaries may pay to us without the prior approval of the insurance regulatory authorities of that state. Generally, the maximum amount that an insurance subsidiary may pay to us during any year after notice to, but without prior approval of, the insurance commissioners of these states is limited to a stated percentage of that subsidiary’s statutory capital and surplus at December 31 of the preceding fiscal year or the net income of that subsidiary for its preceding fiscal year. Our insurance subsidiaries paid dividends to us of $16.0 million, $12.0 million and $14.0 million in 2011, 2010 and 2009, respectively. At December 31, 2011, the amount of dividends our insurance subsidiaries could pay us during 2012, without the prior approval of their domiciliary insurance commissioners, is shown in the following table.

Name of Insurance Subsidiary	Ordinary Dividend Amount

Atlantic States	$17,350,587
Southern	1,795,195
Le Mars	2,472,033
Peninsula Group	4,074,422
Sheboygan	—
MICO	3,926,442

Total	$29,618,679

Donegal Mutual Insurance Company

Donegal Mutual organized as a mutual fire insurance company in Pennsylvania in 1889. At December 31, 2011, Donegal Mutual had admitted assets of $334.4 million and policyholders’ surplus of $176.1 million. At December 31, 2011, Donegal Mutual had total liabilities of $158.4 million, including debt of $8.0 million, reserves for net losses and loss expenses of $46.7 million and unearned premiums of $35.5 million. Donegal Mutual’s investment portfolio of $207.4 million at December 31, 2011 consisted primarily of investment-grade bonds of $17.6 million and its investment in our common stock. At December 31, 2011, Donegal Mutual owned 7,755,953 shares, or approximately 39% of our Class A common stock, which Donegal Mutual carried on its books at $96.1 million, and 4,199,239 shares, or approximately 75%, of our Class B common stock which Donegal Mutual carried on its books at $52.0 million. We present Donegal Mutual’s financial information in accordance with SAP as required by the NAIC Accounting Practices and Procedures Manual. Donegal Mutual does not, nor is it required to, prepare financial statements in accordance with GAAP.

Donegal Financial Services Corporation

In 2000, we and Donegal Mutual formed DFSC as a unitary thrift holding company and its wholly owned subsidiary, Province Bank FSB, as a federal savings bank. In May 2011, DFSC merged with Union National Financial Corporation, or UNNF, with DFSC as the surviving company in the merger. Under the merger agreement, Province Bank FSB and Union National Community Bank, which UNNF owned, also merged to form UCB. UCB is a federal savings bank with 13 branch offices in Lancaster County, Pennsylvania, and $533.2 million in assets at December 31, 2011.

Because Donegal Mutual and we together own all of the outstanding capital stock of DFSC, the Federal Reserve Bank of Philadelphia, or the FRB, regulates Donegal Mutual and us as unitary savings and loan holding companies. As a result, Donegal Mutual and we are subject to regulation by the FRB under the holding company provisions of the federal Home Owners’ Loan Act. UCB, as a federally chartered and insured stock savings association, is subject to regulation and supervision by the Office of the Comptroller of the Currency and by the Federal Deposit Insurance Corporation. The primary purpose of the federal statutory and regulatory supervision of financial institutions is to protect depositors, the financial institutions and the financial system as a whole rather than the shareholders of financial institutions or their holding companies. UCB is currently in the process of converting from a federally-chartered stock savings bank to a Pennsylvania-chartered savings bank.

Sections 23A and 23B of the Federal Reserve Act impart quantitative and qualitative restrictions on transactions between a savings association and its “affiliates.” Affiliates of a savings association include, among other entities, the savings association’s holding company and non-banking companies under common control with the savings association such as Donegal Mutual and us. These restrictions on transactions with affiliates apply to transactions between DFSC and UCB, on the one hand, and Donegal Mutual and us and our insurance subsidiaries, on the other hand. These restrictions also apply to transactions among DFSC, UCB and Donegal Mutual.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-K Annual Report and the documents we incorporate by reference in this Form 10-K Annual Report contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include certain discussions relating to underwriting, premium and investment income volumes, business strategies, reserves, profitability and business relationships and our other business activities during 2011 and beyond. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “objective,” “project,” “predict,” “potential,” “goal” and similar expressions. These forward-looking statements reflect our current views about future events, our current assumptions and are subject to known and unknown risks and uncertainties that may cause our results, performance or achievements to differ materially from those we anticipate or imply by our forward-looking statements. We cannot control or predict many of the factors that could determine our future financial conditions or results of operations. Such factors may include those we describe under “Risk Factors.” The forward-looking statements contained in this annual report reflect our views and assumptions only as of the date of this Form 10-K Report. Except as required by law, we do not intend to update, and we assume no responsibility for updating, any forward-looking statements we have made. We qualify all of our forward-looking statements by these cautionary statements.

Item 1A.	Risk Factors.

Risk Factors

Risks Relating to Us and Our Business

Donegal Mutual is our controlling stockholder. Donegal Mutual and its directors and executive officers have potential conflicts of interest between the best interests of our stockholders and the best interests of the policyholders of Donegal Mutual.

Donegal Mutual controls the election of all of the members of our board of directors. Six of the 11 members of our board of directors are also directors of Donegal Mutual. Donegal Mutual and we have the same executive officers. These common directors and executive officers have a fiduciary duty to our stockholders and also have a fiduciary duty to the policyholders of Donegal Mutual. Among the potential conflicts of interest that could arise from these separate fiduciary duties are the following:

•	We and Donegal Mutual periodically review the percentage participation of Atlantic States and Donegal Mutual in the underwriting pool that Donegal Mutual and we have maintained since 1986;

•

Our insurance subsidiaries and Donegal Mutual annually review and then establish the terms of certain reinsurance agreements between them with the objective, over the long-term, of having an approximately equal balance between payments and recoveries;

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

Each share of our Class A common stock has one-tenth of a vote per share and votes as a single class with our Class B common stock, which has one vote per share, except for matters that would uniquely affect the rights of holders of our Class A common stock. Donegal Mutual has the right to vote approximately 66% of the aggregate voting power of our Class A common stock and our Class B common stock and has sufficient voting control to:

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

Donegal Mutual’s voting control, certain anti-takeover provisions in our certificate of incorporation and by-laws and certain provisions of the Delaware General Corporation Law, or the DGCL, could delay or prevent the removal of members of our board of directors and could make a merger, tender offer or proxy contest involving us more expensive as well as unlikely to succeed, even if such events were in the best interests of our stockholders other than Donegal Mutual. These factors could also discourage a third party from attempting to acquire control of us. In particular, our certificate of incorporation and by-laws include the following anti-takeover provisions:

•	our board of directors is classified into three classes, so that our stockholders elect only one-third of the members of our board of directors each year;

•	our stockholders may remove our directors only for cause;

•	our stockholders may not take stockholder action except at an annual or special meeting of our stockholders;

•	the request of stockholders holding at least 20% of the aggregate voting power of our Class A common stock and our Class B common stock is required to call a special meeting of our stockholders;

•	our by-laws require that stockholders provide advance notice to us to nominate candidates for election to our board of directors or to make a stockholder proposal at a stockholders’ meeting;

•	we do not permit cumulative voting rights in the election of our directors;

•	our certificate of incorporation does not provide for preemptive rights in connection with the securities we issue; and

•	our board of directors may issue, without stockholder approval unless otherwise required by law, preferred stock with such terms as our board of directors may determine.

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

We own insurance subsidiaries domiciled in the states of Iowa, Maryland, Michigan, Pennsylvania, Virginia and Wisconsin, and Donegal Mutual controls an insurance company domiciled in Georgia. The insurance laws of each of these states provide that no person can acquire or seek to acquire a 10% or greater interest in us without first filing specified information with the insurance commissioner of that state and obtaining the prior approval of the proposed acquisition of a 10% or greater interest in us by the state insurance commissioner based on statutory standards designed to protect the safety and soundness of the insurance holding company and its subsidiary.

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

Our insurance subsidiaries market their insurance products solely through a network of approximately 2,500 independent insurance agencies. This agency force is one of the most important components of the competitive profile of our insurance subsidiaries. As a result, our insurance subsidiaries depend to a material extent upon the independent agents they use, each of whom has the authority to bind our insurance subsidiaries to insurance policies. To the extent that our independent agents’ marketing efforts cannot maintain their current levels of volume and quality or they bind our insurance subsidiaries to unacceptable insurance risks, fail to comply with the established underwriting guidelines of our insurance subsidiaries or otherwise inappropriately market the products of our insurance subsidiaries, the business, financial condition and results of operations of our insurance subsidiaries could suffer.

The business of our insurance subsidiaries may not continue to grow and may be materially adversely affected if they cannot retain existing, and attract new, independent agents or if insurance consumers increase their use of insurance marketing systems other than independent agents.

Our ability to retain existing, and to attract new, independent agents is essential to the continued growth of the business of our insurance subsidiaries. If independent agents find it easier to do business with the competitors of our insurance subsidiaries, our insurance subsidiaries could find it difficult to retain their existing business or to attract new business. While our insurance subsidiaries believe they maintain good relationships with the independent agents they appoint, our insurance subsidiaries cannot be certain that these independent agents will continue to sell the products of our insurance subsidiaries to the consumers these independent agents represent. Some of the factors that could adversely affect the ability of our insurance subsidiaries to retain existing, and attract new, independent agents include:

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

As a holding company, we rely primarily on dividends from our insurance subsidiaries as a source of funds to meet our corporate obligations and to pay dividends to our stockholders. The amount of dividends our insurance subsidiaries can pay to us is subject to regulatory restrictions and depends on the amount of surplus our insurance subsidiaries maintain. From time to time, the NAIC and various state insurance regulators consider modifying the method of determining the amount of dividends that an insurance company may pay without prior regulatory approval. The maximum amount of ordinary dividends that our insurance subsidiaries can pay to us in 2012 without prior regulatory approval is approximately $29.6 million. Other business and regulatory considerations, such as the impact of dividends on surplus that could affect the ratings of our insurance subsidiaries, competitive conditions, the investment results of our insurance subsidiaries and the amount of premiums that our insurance subsidiaries can write could also adversely impact the ability of our insurance subsidiaries to pay dividends to us.

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

Many of the competitors of our insurance subsidiaries have greater financial strength than our insurance subsidiaries, and these competitors may be able to offer their products at lower prices than our insurance subsidiaries can afford to offer their products.

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

The investments of our insurance subsidiaries are also subject to risk resulting from interest rate fluctuations. Increasing interest rates or a widening in the spread between interest rates available on U.S. Treasury securities and corporate debt or asset-backed securities, for example, will typically have an adverse impact on the market values of fixed-rate securities. If interest rates decline, as was the case in 2011 and which is currently continuing, our insurance subsidiaries would generally have a lower overall rate of return on investments of cash their operations generate. In addition, in the event of the call or maturity of investments in a declining interest rate environment, our insurance subsidiaries may not be able to reinvest the proceeds in securities with comparable interest rates. Changes in interest rates may reduce both the profitability and the return on the invested capital of our insurance subsidiaries.

We and our insurance subsidiaries depend on key personnel. The loss of any member of our executive management or the senior management of our insurance subsidiaries could negatively affect the implementation of our business strategies and achievement of our growth objectives.

The loss of, or failure to attract, key personnel could significantly impede the financial plans, growth, marketing and other objectives of us and our insurance subsidiaries. The continued success of our insurance subsidiaries depends to a substantial extent on the ability and experience of their senior management. Our insurance subsidiaries and we believe that our future success is dependent on our ability to attract and retain additional skilled and qualified personnel and to expand, train and manage our employees. We and our insurance subsidiaries may be unable to do so because of the intense competition for experienced personnel in the insurance industry. We and our insurance subsidiaries have three to five year automatically renewing employment agreements with our senior officers.

The reinsurance agreements on which our insurance subsidiaries rely do not relieve our insurance subsidiaries from their primary liability to their policyholders, and our insurance subsidiaries face a risk of non-payment from their reinsurers as well as the non-availability of reinsurance in the future.

Our insurance subsidiaries rely on reinsurance agreements to limit their maximum net loss from large single catastrophic risks or excess of loss risks in areas where our insurance subsidiaries may have a concentration of policyholders. Reinsurance also enables our insurance subsidiaries to increase their capacity to write insurance because it has the effect of leveraging the surplus of our insurance subsidiaries. Although the reinsurance our insurance subsidiaries maintain provides that the reinsurer is liable to them for any reinsured losses, the reinsurance does not relieve our insurance subsidiaries from their primary liability to their policyholders if the reinsurer fails to pay our insurance subsidiaries. To the extent that a reinsurer is unable to pay losses for which it is liable to our insurance subsidiaries, our insurance subsidiaries remain liable for such losses. At December 31, 2011, our insurance subsidiaries had approximately $115.5 million of reinsurance receivables from third-party reinsurers relating to paid and unpaid losses. Any insolvency or inability of these reinsurers to make timely payments to our insurance subsidiaries under the terms of their reinsurance agreements would adversely affect the results of operations of our insurance subsidiaries.

In addition, our insurance subsidiaries face a risk of the non-availability of reinsurance or an increase in reinsurance costs that could adversely affect their ability to write business or their results of operations. Market conditions beyond the control of our insurance subsidiaries, such as the amount of surplus in the reinsurance market and the frequency and severity of natural and man-made catastrophes, affect both the availability and the cost of the reinsurance our insurance subsidiaries purchase. If our insurance subsidiaries cannot maintain their current level of reinsurance or purchase new reinsurance protection in amounts that our insurance subsidiaries consider sufficient, our insurance subsidiaries would either have to accept an increase in their net risk retention or reduce their insurance writings, which would adversely affect them.

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

Such regulation and supervision are primarily for the benefit and protection of policyholders rather than stockholders. For instance, our insurance subsidiaries are subject to involuntary participation in specified markets in various states in which they operate and the premium rates our insurance subsidiaries may charge do not always correspond with the underlying costs of providing that coverage.

The NAIC and state insurance regulators are re-examining existing laws and regulations, specifically focusing on:

•	insurance company investments;

•	issues relating to the solvency of insurance companies;

•	risk-based capital guidelines;

•	restrictions on the terms and conditions included in insurance policies;

•	certain methods of accounting;

•	reserves for unearned premiums, losses and other purposes;

•	the values at which insurance companies may carry investment securities and the definition of other-than-temporary impairment; and

•	interpretations of existing laws and the development of new laws.

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

One of the distinguishing features of the property and casualty insurance industry is that it prices its products before it knows its costs since insurers generally establish their premium rates before they know the amount of losses they will incur. Accordingly, our insurance subsidiaries establish premium rates from forecasts of the ultimate costs they expect to arise from risks they have underwritten during the policy period. These premium rates may not be sufficient to cover the ultimate losses incurred. Further, our insurance subsidiaries must establish reserves for losses and loss expenses as balance sheet liabilities based upon estimates involving actuarial and statistical projections at a given time of what our insurance subsidiaries expect their ultimate liability to be. Significant periods of time often elapse from the occurrence of an insured loss to the reporting of the loss and the payment of that loss. It is possible that their ultimate liability could exceed these estimates because of the future development of known losses, the existence of losses that have occurred but are currently unreported and larger than historical settlements on pending and unreported claims. The process of estimating reserves is inherently judgmental and can be influenced by a number of factors, including the following:

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

The financial results of our insurance subsidiaries depend primarily on their ability to underwrite risks effectively and to charge adequate rates to policyholders.

The financial condition, cash flows and results of operations of our insurance subsidiaries depend on their ability to underwrite and set rates accurately for a full spectrum of risks, across a number of lines of insurance. Rate adequacy is necessary to generate sufficient premium to pay losses, loss adjustment expenses and underwriting expenses and to earn a profit.

The ability to underwrite and set rates effectively is subject to a number of risks and uncertainties, including:

•	the availability of sufficient, reliable data;

•	the ability to conduct a complete and accurate analysis of available data;

•	the ability to recognize in a timely manner changes in trends and to project both the severity and frequency of losses with reasonable accuracy;

•	uncertainties generally inherent in estimates and assumptions;

•	the ability to project changes in certain operating expense levels with reasonable certainty;

•	the development, selection and application of appropriate rating formulae or other pricing methodologies;

•	the use of modeling tools to assist with correctly and consistently achieving the intended results in underwriting and pricing;

•	the ability to innovate with new pricing strategies and the success of those innovations on implementation;

•	the ability to secure regulatory approval of premium rates on an adequate and timely basis;

•	the ability to predict policyholder retention accurately;

•	unanticipated court decisions, legislation or regulatory action;

•	unanticipated changes in our claim settlement practices;

•	changes in driving patterns for auto exposures;

•	changes in weather patterns for property exposures;

•	changes in the medical sector of the economy;

•	unanticipated changes in auto repair costs, auto parts prices and used car prices;

•	the impact of inflation and other factors on the cost of construction materials and labor;

•	the ability to monitor property concentration in catastrophe-prone areas, such as hurricane, earthquake and wind/hail regions; and

•	the general state of the economy in the states in which we operate.

Such risks may result in the premium rates of our insurance subsidiaries being based on inadequate or inaccurate data or inappropriate assumptions or methodologies and may cause our estimates of future changes in the frequency or severity of claims to be incorrect. As a result, our insurance subsidiaries could underprice risks, which would negatively affect our margins, or we could overprice risks, which could reduce our volume and competitiveness. In either event, underpricing or overpricing risks could adversely impact their operating results, financial condition and cash flows.

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

Our Class A common stock has limited liquidity. Reported average daily trading volume in our Class A common stock for the year ended December 31, 2011 was approximately 25,132 shares. This limited liquidity could subject our shares of Class A common stock to greater price volatility.

Donegal Mutual’s ownership of our stock, anti-takeover provisions of our certificate of incorporation and by-laws and certain state laws make it unlikely anyone could acquire control of us unless Donegal Mutual were in favor of the acquisition of control.

Donegal Mutual’s ownership of our Class A common stock and Class B common stock, certain anti-takeover provisions of our certificate of incorporation and by-laws, certain provisions of Delaware law and the insurance laws and regulations of Iowa, Georgia, Maryland, Michigan, Pennsylvania, Virginia and Wisconsin could delay or prevent the removal of members of our board of directors and could make it more difficult for a merger, tender offer or proxy contest involving us to succeed, even if our stockholders other than Donegal Mutual believed any of such events would be beneficial to them. These factors could also discourage a third party from attempting to acquire control of us. The classification of our board of directors could also have the effect of delaying or preventing a change in our control.

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

Moreover, the DGCL contains provisions that prohibit certain business combination transactions under certain circumstances. In addition, state insurance laws and regulations generally prohibit any person from acquiring, or seeking to acquire, a 10% or greater interest in an insurance company without the prior approval of the state insurance commissioner of the state of domicile of the insurer.

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

Executive Officers of the Company

The following table sets forth information regarding the executive officers of Donegal Mutual and us, each of whom has served with us for more than 10 years:

Name	Age	Position
Donald H. Nikolaus	69	President and Chief Executive Officer of Donegal Mutual since 1981; President and Chief Executive Officer of us since 1986.

Kevin G. Burke	46	Senior Vice President of Human Resources of Donegal Mutual and us since 2005; Vice President of Human Resources of Donegal Mutual and us from 2001 to 2005; other positions from 2000 to 2001.

Cyril J. Greenya	67	Senior Vice President and Chief Underwriting Officer of Donegal Mutual and us since 2005; Senior Vice President, Underwriting of Donegal Mutual from 1997 to 2005; other positions from 1986 to 2005.

Jeffrey D. Miller	47	Senior Vice President and Chief Financial Officer of Donegal Mutual and us since 2005; Vice President and Controller of Donegal Mutual and us from 2000 to 2005; other positions from 1995 to 2005.

Robert G. Shenk	58	Senior Vice President, Claims, of Donegal Mutual and us since 1997; other positions from 1986 to 1997.

Daniel J. Wagner	51	Senior Vice President and Treasurer of Donegal Mutual and us since 2005; Vice President and Treasurer of Donegal Mutual and us from 2000 to 2005; other positions from 1993 to 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class A common stock and Class B common stock trade on the NASDAQ Global Select Market under the symbols “DGICA” and “DGICB.” The following table shows the dividends paid per share and the stock price range for both classes of stock for each quarter during 2011 and 2010:

Quarter	High	Low	Cash Dividend Declared Per Share
2011 - Class A
1st	$15.51	$11.48	$—
2nd	14.01	12.29	0.1200
3rd	13.93	11.22	0.1200
4th	14.94	11.53	0.2400
2011 - Class B
1st	$18.75	$15.21	$—
2nd	19.51	13.91	0.1075
3rd	23.73	14.62	0.1075
4th	17.20	14.97	0.2150

2010 - Class A
1st	$15.95	$13.94	$—
2nd	15.00	12.12	0.1150
3rd	13.53	10.78	0.1150
4th	16.12	12.57	0.2300
2010 - Class B
1st	$19.19	$16.03	$—
2nd	19.16	15.84	0.1025
3rd	18.30	14.59	0.1025
4th	18.75	15.89	0.2050

At the close of business on March 2, 2012, we had approximately 1,894 holders of record of our Class A common stock and approximately 381 holders of record of our Class B common stock.

We declared dividends of $0.48 per share on our Class A common stock and $0.43 per share on our Class B common stock in 2011 and $0.46 per share on our Class A common stock and $0.41 per share on our Class B common stock in 2010.

Between October 1, 2011 and December 31, 2011, we and Donegal Mutual purchased shares of our Class A common stock and Class B common stock as set forth in the table below:

Period	(a) Total Number of Shares (or Units Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

Month #1	Class A — —	Class A — $—	Class A — —
October 1-31, 2011	Class B — —	Class B — $—	Class B — —

Month #2	Class A — 4,000	Class A — $14.30	Class A — 4,000	(1)
November 1-30, 2011	Class B — —	Class B — $—	Class B — —

Month #3	Class A — —	Class A — $—	Class A — —
December 1-31, 2011	Class B — —	Class B — $—	Class B — —

Total	Class A — 4,000	Class A — $14.30	Class A — 4,000
	Class B — —	Class B — $—	Class B — —

(1)	We purchased these shares pursuant to our announcement on February 23, 2009 that we will purchase up to 300,000 shares of our Class A common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. We may purchase up to 163,372 additional shares of our Class A common stock under this stock repurchase program.

Stock Performance Chart.

The following graph provides an indicator of cumulative total stockholder returns on our Class A and Class B common stock, for the period beginning on December 31, 2006 and ending on December 31, 2011, compared to the Russell 2000 Index and a peer group comprised of nine property and casualty insurance companies over the same period. The peer group consists of Cincinnati Financial Corp., Eastern Insurance Holdings Inc., EMC Insurance Group Inc., Hanover Insurance, Horace Mann Educators, Selective Insurance Group Inc., State Auto Financial Corp., Tower Group Inc. and United Fire and Casualty Co. The graph shows the change in value of an initial $100 investment on December 31, 2006, assuming reinvestment of all dividends.

	2006	2007	2008	2009	2010	2011
Donegal Group Inc. Class A	$100.00	$89.54	$89.59	$85.47	$82.36	$83.61
Donegal Group Inc. Class B	100.00	103.13	98.45	99.29	106.56	101.90
Russell 2000 Index	100.00	97.25	63.41	79.40	99.49	94.07
Peer Group	100.00	89.22	77.13	69.66	83.08	76.44

The foregoing performance graph and data was prepared by Value Line Publishing LLC. It shall not be deemed “filed” as part of this Form 10-K Annual Report for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section and should not be deemed incorporated by reference into any other filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such filing.

Item 6.	Selected Financial Data.

Year Ended December 31,	2011	2010	2009	2008	2007

Income Statement Data
Premiums earned	$431,470,184	$378,030,129	$355,025,477	$346,575,266	$310,071,534
Investment income, net	20,858,179	19,949,714	20,630,583	22,755,784	22,785,252
Realized investment gains (losses)	12,281,267	4,395,720	4,479,558	(2,970,716)	2,051,050
Total revenues	475,017,619	408,549,446	386,733,407	372,424,227	340,435,792
(Loss) income before income tax (benefit)	(6,739,313)	9,844,149	20,676,689	32,092,044	52,848,938
Income tax (benefit)	(7,192,266)	(1,623,030)	1,846,611	6,550,066	14,569,033
Net income	452,953	11,467,179	18,830,078	25,541,978	38,279,905

Basic earnings per share - Class A	0.02	0.46	0.76	1.03	1.55
Diluted earnings per share - Class A	0.02	0.46	0.76	1.02	1.53
Cash dividends per share - Class A	0.48	0.46	0.45	0.42	0.36

Basic earnings per share - Class B	0.01	0.41	0.68	0.92	1.39
Diluted earnings per share - Class B	0.01	0.41	0.68	0.92	1.39
Cash dividends per share - Class B	0.43	0.41	0.40	0.37	0.31

Balance Sheet Data at Year End
Total investments	$785,308,991	$728,541,814	$666,835,186	$632,135,526	$605,869,587
Total assets	1,290,793,478	1,174,619,523	935,601,927	880,109,036	834,095,576
Debt obligations	74,965,000	56,082,371	15,465,000	15,465,000	30,929,000
Stockholders’ equity	383,451,592	380,102,810	385,505,699	363,583,865	352,690,191
Book value per share	15.01	14.86	15.12	14.29	13.92

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Overview

Donegal Mutual Insurance Company (“Donegal Mutual”) organized us as an insurance holding company on August 26, 1986 (see “Business - History and Organizational Structure” for more information). Our insurance subsidiaries, Atlantic States Insurance Company (“Atlantic States”), Southern Insurance Company of Virginia (“Southern”), Le Mars Insurance Company (“Le Mars”), The Peninsula Insurance Company and Peninsula Indemnity Company (collectively, “Peninsula Group”), Sheboygan Falls Insurance Company (“Sheboygan Falls”) and Michigan Insurance Company (“MICO”) write personal and commercial lines of property and casualty coverages exclusively through a network of independent insurance agents in certain Mid-Atlantic, Midwest, New England and Southern states. We acquired MICO on December 1, 2010 and we have included MICO’s results of operations in our consolidated results from that date. The personal lines products of our insurance subsidiaries consist primarily of homeowners and private passenger automobile policies. The commercial lines products of our insurance subsidiaries consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies. We also own 48.2% of the outstanding stock of Donegal Financial Services Corporation (“DFSC”), a unitary thrift holding company. Donegal Mutual owns the remaining 51.8% of the outstanding stock of DFSC.

At December 31, 2011, Donegal Mutual held approximately 39% of our outstanding Class A common stock and approximately 75% of our outstanding Class B common stock. As a result of this ownership, Donegal Mutual has 66% of the aggregate voting power of our outstanding shares of Class A common stock and our outstanding shares of Class B common stock. Donegal Mutual and Atlantic States entered into a proportional reinsurance agreement, or pooling agreement, effective October 1, 1986. Under this pooling agreement, Donegal Mutual and Atlantic States pool and then share proportionately substantially all of their respective premiums, losses and expenses. Atlantic States’ participation in the pool has been 80% since March 1, 2008. The operations of our insurance subsidiaries and Donegal Mutual are interrelated due to the pooling agreement and other factors. While maintaining the separate corporate existence of each company, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products (see “Business - History and Organizational Structure” for more information regarding the pooling agreement and other transactions with our affiliates).

Our results of operations and financial condition have been impacted by three recent transactions:

•

In October 2009, Donegal Mutual consummated an affiliation with Southern Mutual Insurance Company (“Southern Mutual”), pursuant to which Donegal Mutual purchased a surplus note of Southern Mutual in the principal amount of $2.5 million, Donegal Mutual designees became a majority of the members of Southern Mutual’s board of directors and Donegal Mutual agreed to provide quota-share reinsurance to Southern Mutual for 100% of its business. Effective October 31, 2009, Donegal Mutual began to include business assumed from Southern Mutual in its pooling agreement with Atlantic States. Southern Mutual writes primarily personal lines of insurance in Georgia and South Carolina.

•

In December 2010, we acquired MICO, which had been a majority-owned subsidiary of West Bend Mutual Insurance Company (“West Bend”) for approximately $42.3 million in cash. MICO writes various lines of property and casualty insurance and had direct written premiums of $105.4 million and net written premiums of $27.1 million for the year ended December 31, 2010. Effective on December 1, 2010, MICO entered into a 50% quota-share agreement with third-party reinsurers and a 25% quota-share reinsurance agreement with Donegal Mutual to replace the 75% quota-share reinsurance agreement MICO maintained with West Bend through November 30, 2010.

•

In May 2011, DFSC merged with Union National Financial Corporation (“UNNF”), with DFSC as the surviving company in the merger. Under the merger agreement, Province Bank FSB, which DFSC owned, and Union National Community Bank, which UNNF owned, also merged and began doing business as Union Community Bank FSB (“UCB”). UCB is a federal savings bank with 13 branch offices in Lancaster County, Pennsylvania, and $533.2 million in assets at December 31, 2011. Donegal Mutual contributed $22.1 million and we contributed $20.6 million to DFSC as additional capital to facilitate the mergers. We use the equity method of accounting for our investment in DFSC. Under the equity method, we record our investment at cost, with adjustments for our share of DFSC’s earnings and losses as well as changes in DFSC’s equity due to unrealized gains and losses.

In February 2009, our board of directors authorized a share repurchase program, pursuant to which we may purchase up to 300,000 shares of our Class A common stock at market prices prevailing from time to time in the open market subject to the provisions of Securities and Exchange Commission Rule 10b-18 and in privately negotiated transactions. We purchased 119,257 and 9,702 shares of our Class A common stock under this program during 2011 and 2010, respectively. At December 31, 2011, we had the authority to purchase 163,372 shares under this program.

Critical Accounting Policies and Estimates

We combine our financial statements with those of our insurance subsidiaries and present them on a consolidated basis in accordance with GAAP.

Our insurance subsidiaries make estimates and assumptions that can have a significant effect on amounts and disclosures we report in our financial statements. The most significant estimates relate to the reserves of our insurance subsidiaries for property and casualty insurance unpaid losses and loss expenses, valuation of investments and determination of other-than-temporary impairment and the policy acquisition costs of our insurance subsidiaries. While we believe our estimates and the estimates of our insurance subsidiaries are appropriate, the ultimate amounts may differ from the estimates provided. We regularly review our methods for making these estimates and we reflect any adjustment we consider necessary in our current results of operations.

Liability for Losses and Loss Expenses

Liabilities for losses and loss expenses are estimates at a given point in time of the amounts an insurer expects to pay with respect to policyholder claims based on facts and circumstances then known. At the time of establishing its estimates, an insurer recognizes that its ultimate liability for losses and loss expenses will exceed or be less than such estimates. Our insurance subsidiaries base their estimates of liabilities for losses and loss expenses on assumptions as to future loss trends, expected claims severity, judicial theories of liability and other factors. However, during the loss adjustment period, our insurance subsidiaries may learn additional facts regarding individual claims, and, consequently, it often becomes necessary for our insurance subsidiaries to refine and adjust their estimates of liability. We reflect any adjustments to our insurance subsidiaries’ liabilities for losses and loss expenses in our operating results in the period in which our insurance subsidiaries make the changes in estimates.

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

Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions as to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced a decrease in claims frequency on workers’ compensation claims during the past several years while claims severity has gradually increased. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on workers’ compensation claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries attempt to make appropriate adjustments for such changes in their reserves. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at December 31, 2011. For every 1% change in our insurance subsidiaries’ estimate for loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $2.4 million.

The establishment of appropriate liabilities is an inherently uncertain process and we can provide no assurance that our insurance subsidiaries’ ultimate liability will not exceed our insurance subsidiaries’ loss and loss expense reserves and have an adverse effect on our results of operations and financial condition. Furthermore, we cannot predict the timing, frequency and extent of adjustments to our insurance subsidiaries’ estimated future liabilities, since the historical conditions and events that serve as a basis for our insurance subsidiaries’ estimates of ultimate claim costs may change. As is the case for substantially all property and casualty insurance companies, our insurance subsidiaries have found it necessary in the past to increase their estimated future liabilities for losses and loss expenses in certain periods and, in other periods, their estimates have exceeded their actual liabilities. Changes in our insurance subsidiaries’ estimate of their liability for losses and loss expenses generally reflect actual payments and their evaluation of information received since the prior reporting date. Our insurance subsidiaries recognized a (decrease) increase in their liability for losses and loss expenses of prior years of ($168,460), ($2.9) million and $9.8 million in 2011, 2010 and 2009, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy, key reserving assumptions or claims management personnel, and there have been no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those years. The 2011 development represented an immaterial percentage of the December 31, 2010 net carried reserves.

Excluding the impact of weather events, our insurance subsidiaries have noted stable amounts in the number of claims incurred and a slight downward trend in the number of claims outstanding at period ends relative to their premium base in recent years across most of their lines of business. However, the amount of the average claim outstanding has increased gradually over the past several years as the property and casualty insurance industry has experienced increased litigation trends and economic conditions that have extended the estimated length of disabilities and contributed to increased medical loss costs and a general slowing of settlement rates in litigated claims. Our insurance subsidiaries could have to make further adjustments to their estimates in the future. However, on the basis of our insurance subsidiaries’ internal procedures, which analyze, among other things, their prior assumptions, their experience with similar cases and historical trends such as reserving patterns, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes, we believe that our insurance subsidiaries have made adequate provision for their liability for losses and loss expenses.

Atlantic States’ participation in the pool with Donegal Mutual exposes it to adverse loss development on the business of Donegal Mutual that is included in the pool. However, pooled business represents the predominant percentage of the net underwriting activity of both companies, and Donegal Mutual and Atlantic States would proportionately share any adverse risk development of the pooled business. The business in the pool is homogeneous and each company has a pro-rata share of the entire pool. Since substantially all of the business of Atlantic States and Donegal Mutual is pooled and the results shared by each company according to its participation level under the terms of the pooling agreement, the intent of the underwriting pool is to produce a more uniform and stable underwriting result from year to year for each company than they would experience individually and to spread the risk of loss between the companies.

Our insurance subsidiaries’ liability for losses and loss expenses by major line of business at December 31, 2011 and 2010 consisted of the following:

	2011	2010
	(in thousands)
Commercial lines:
Automobile	$28,164	$22,790
Workers’ compensation	60,134	54,902
Commercial multi-peril	38,895	32,961
Other	3,992	3,875

Total commercial lines	131,185	114,528

Personal lines:
Automobile	87,977	83,042
Homeowners	21,125	18,695
Other	2,728	1,632

Total personal lines	111,830	103,369

Total commercial and personal lines	243,015	217,897
Plus reinsurance recoverable	199,393	165,422

Total liability for losses and loss expenses	$442,408	$383,319

We have evaluated the effect on our insurance subsidiaries’ loss and loss expense reserves and our stockholders’ equity in the event of reasonably likely changes in the variables considered in establishing loss and loss expense reserves. We established the range of reasonably likely changes based on a review of changes in accident year development by line of business and applied it to our insurance subsidiaries’ loss reserves as a whole. The selected range does not necessarily indicate what could be the potential best or worst case or likely scenario. The following table sets forth the effect on our insurance subsidiaries’ loss and loss expense reserves and our stockholders’ equity in the event of reasonably likely changes in the variables considered in establishing loss and loss expense reserves:

Change in Loss and Loss Expense Reserves Net of Reinsurance	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2011	Percentage Change in Equity at December 31, 2011(1)	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2010	Percentage Change in Equity at December 31, 2010(1)
(dollars in thousands)
-10.0%	$218,714	4.1%	$196,107	3.7%
-7.5	224,789	3.1	201,555	2.8
-5.0	230,864	2.1	207,002	1.9
-2.5	236,940	1.0	212,450	0.9
Base	243,015	—	217,897	—
2.5	249,090	-1.0	223,344	-0.9
5.0	255,166	-2.1	228,792	-1.9
7.5	261,241	-3.1	234,239	-2.8
10.0	267,317	-4.1	239,687	-3.7

(1)	Net of income tax effect.

Our insurance subsidiaries base their reserves for unpaid losses and loss expenses on current trends in loss and loss expense development and reflect their best estimates for future amounts needed to pay losses and loss expenses with respect to incurred events currently known to them plus incurred but not reported (“IBNR”) claims. Our insurance subsidiaries develop their reserve estimates based on an assessment of known facts and circumstances, review of historical loss settlement patterns, estimates of trends in claims severity, frequency, legal and regulatory changes and other assumptions. Our insurance subsidiaries consistently apply actuarial loss reserving techniques and assumptions, which rely on historical information as adjusted to reflect current conditions, including consideration of recent case reserve activity. For the year ended December 31, 2011, our insurance subsidiaries used the most-likely number determined by our actuaries. Based upon information provided by our actuaries during the development of our insurance subsidiaries’ net reserves for losses and loss expenses for the year ended December 31, 2011, we developed a range from a low of $227.0 million to a high of $260.2 million and with a most-likely number of $243.0 million. The range of estimates for commercial lines in 2011 was $122.6 million to $140.4 million and we selected the actuaries’ most-likely number of $131.2 million. The range of estimates for personal lines in 2011 was $104.4 million to $119.8 million and we selected the actuaries’ most-likely number of $111.8 million. Based upon information provided by our actuaries during the development of our insurance subsidiaries’ net reserves for losses and loss expenses for the year ended December 31, 2010, we developed a range from a low of $200.4 million to a high of $236.8 million and with a most-likely number of $217.9 million. The range of estimates for commercial lines in 2010 was $105.4 million to $124.4 million and we selected the actuaries’ most-likely number of $114.5 million. The range of estimates for personal lines in 2010 was $95.0 million to $112.4 million and we selected the actuaries’ most-likely number of $103.4 million.

Our insurance subsidiaries seek to enhance their underwriting results by carefully selecting the product lines they underwrite. For personal lines products, our insurance subsidiaries insure standard and preferred risks in private passenger automobile and homeowners lines. For commercial lines products, the commercial risks that our insurance subsidiaries primarily insure are mercantile risks, business offices, wholesalers, service providers, contractors and artisan risks, limiting industrial and manufacturing exposures. Our insurance subsidiaries have limited exposure to asbestos and other environmental liabilities. Our insurance subsidiaries write no medical malpractice or professional liability risks. Through the consistent application of this disciplined underwriting philosophy, our insurance subsidiaries have avoided many of the “long-tail” issues other insurance companies have faced. We consider workers’ compensation to be a “long-tail” line of business, in that workers’ compensation claims tend to be settled over a longer timeframe than those in our other lines of business.

The following table presents 2011 and 2010 claim count and payment amount information for workers’ compensation. Workers’ compensation losses primarily consist of indemnity and medical costs for injured workers.

	For the Year Ended December 31,
(dollars in thousands)	2011	2010
Number of claims pending, beginning of period	2,064	1,296
Number of claims reported	5,409	2,936
Number of claims settled or dismissed	5,043	2,909
Acquisition of MICO	—	741
Number of claims pending, end of period	2,430	2,064
Losses paid	$24,596	$18,193
Loss expenses paid	4,602	3,918

Investments

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we write down the investment to its fair value and we reflect the amount of the write-down as a realized loss in our results of operations when we consider the decline in value of an individual investment to be other than temporary. We individually monitor all investments for other-than-temporary declines in value. Generally, we assume there has been an other-than-temporary decline in value if an individual equity security has depreciated in value by more than 20% of original cost and has been in such an unrealized loss position for more than six months. We held 12 equity securities that were in an unrealized loss position at December 31, 2011. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we considered these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, company or geographic events that have negatively impacted the value of a security and rating agency downgrades. We held 21 debt securities that were in an unrealized loss position at December 31, 2011. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary. We did not recognize any impairment losses in 2011, 2010 or 2009.

We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at December 31, 2011 as follows:

	Less than 12 months		12 months or longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$—	$—	$—	$—
Obligations of states and political subdivisions	1,638,135	17,390	540,062	21,400
Corporate securities	10,101,753	528,164	—	—
Residential mortgage-backed securities	7,411,682	43,692	626	9
Equity securities	4,083,863	407,705	—	—

Totals	$23,235,433	$996,951	$540,688	$21,409

We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at December 31, 2010 as follows:

	Less than 12 months		12 months or longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$23,901,400	$452,352	$—	$—
Obligations of states and political subdivisions	171,609,617	5,208,910	1,406,325	91,184
Corporate securities	44,101,089	1,061,972	490,970	11,514
Residential mortgage-backed securities	35,930,054	453,967	750	18
Equity securities	313,888	35,182	—	—

Totals	$275,856,048	$7,212,383	$1,898,045	$102,716

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value and classify them in one of the three categories we describe in Note 6 of the Notes to Consolidated Financial Statements. The estimated fair value of a security may differ from the amount that could be realized if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values for our fixed maturity and equity investments. We generally obtain one price per security. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates obtained are representative of fair values based upon their general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security type and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At December 31, 2011 and 2010, we received one estimate per security from one of the pricing services and we priced all but an insignificant amount of our Level 1 and Level 2 investments using those prices. In our review of the estimates provided by the pricing services at December 31, 2011 and 2010, we did not identify any discrepancies and we did not make any adjustments to the estimates the pricing services provided.

We had no sales or transfers from the held to maturity portfolio in 2011, 2010 or 2009.

Policy Acquisition Costs

We defer our insurance subsidiaries’ policy acquisition costs, consisting primarily of commissions, premium taxes and certain other underwriting costs that vary with and relate directly to the production of business and amortize these costs over the period in which our insurance subsidiaries earn the premiums. The method our insurance subsidiaries follow in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, losses and loss expenses and certain other costs we expect to incur as our insurance subsidiaries earn the premium.

Management Evaluation of Operating Results

Despite headwinds from economic uncertainty, weak insurance industry pricing trends and unusually adverse weather conditions that affected our results in recent years, we believe that our focused business strategy, including our insurance subsidiaries’ disciplined underwriting practices, have positioned us well for 2012 and beyond.

The property and casualty insurance industry is highly cyclical, and individual lines of business experience their own cycles within the overall property and casualty insurance industry cycle. Premium rate levels relate to the availability of insurance coverage, which varies according to the level of surplus in the insurance industry and other factors. The level of surplus in the industry varies with returns on capital and regulatory barriers to the withdrawal of surplus. Increases in surplus have generally been accompanied by increased price competition among property and casualty insurers. If our insurance subsidiaries were to find it necessary to reduce premiums or limit premium increases due to competitive pressures on pricing, our insurance subsidiaries could experience a reduction in profit margins and revenues, an increase in ratios of losses and expenses to premiums and, therefore, lower profitability. The cyclicality of the insurance market and its potential impact on our results is difficult to predict with any significant reliability. We evaluate the performance of our commercial lines and personal lines segments primarily based upon the underwriting results of our insurance subsidiaries as determined under statutory accounting practices (“SAP”), which our management uses to measure performance for the total business of our insurance subsidiaries. We use the following financial data to monitor and evaluate our operating results:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Net premiums written:
Personal lines:
Automobile	$186,677	$171,497	$161,932
Homeowners	89,405	83,415	77,420
Other	14,983	13,135	13,135

Total personal lines	291,065	268,047	252,487

Commercial lines:
Automobile	46,168	37,094	34,054
Workers’ compensation	51,849	34,920	28,921
Commercial multi-peril	57,988	47,411	44,000
Other	6,981	4,050	3,767

Total commercial lines	162,986	123,475	110,742

Total net premiums written	$454,051	$391,522	$363,229

Components of GAAP combined ratio:
Loss ratio	78.9%	72.6%	70.7%
Expense ratio	31.4	32.0	31.3
Dividend ratio	0.3	0.1	0.2

GAAP combined ratio	110.6%	104.7%	102.2%

Revenues:
Premiums earned:
Personal lines	$282,498	$260,900	$242,313
Commercial lines	152,247	117,755	113,233

SAP premiums earned	434,745	378,655	355,546
GAAP adjustments	(3,275)	(625)	(521)

GAAP premiums earned	431,470	378,030	355,025
Net investment income	20,858	19,950	20,631
Realized investment gains	12,281	4,396	4,480
Other	10,409	6,442	6,597

Total revenues	$475,018	$408,818	$386,733

	Year Ended December 31,
(in thousands)	2011	2010	2009

Components of net income:
Underwriting (loss) income:
Personal lines	$(40,739)	$(22,526)	$(17,235)
Commercial lines	(6,560)	2,252	5,805

SAP underwriting loss	(47,299)	(20,274)	(11,430)
GAAP adjustments	1,532	2,458	3,636

GAAP underwriting loss	(45,767)	(17,816)	(7,794)
Net investment income	20,858	19,950	20,631
Realized investment gains	12,281	4,396	4,480
Other	5,889	3,314	3,360

(Loss) income before income tax benefit (expense)	(6,739)	9,844	20,677
Income tax benefit (expense)	7,192	1,623	(1,847)

Net income	$453	$11,467	$18,830

Statutory Combined Ratios

We evaluate our insurance operations by monitoring certain key measures of growth and profitability. In addition to using GAAP-based performance measurements, we also utilize certain non-GAAP financial measures that we believe are valuable in managing our business and for comparison to our peers. These non-GAAP measures are underwriting (loss) income, statutory combined ratio and net premiums written. An insurance company’s statutory combined ratio is a standard measure of underwriting profitability. This ratio is the sum of the ratio of calendar-year incurred losses and loss expenses to premiums earned; the ratio of expenses incurred for commissions, premium taxes and underwriting expenses to premiums written and the ratio of dividends to policyholders to premiums earned. The statutory combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. A ratio of less than 100 percent generally indicates underwriting profitability. The statutory combined ratio differs from the GAAP combined ratio. In calculating the GAAP combined ratio, installment payment fees are not deducted from incurred expenses and the expense ratio is based on premiums earned instead of premiums written. The following table sets forth our insurance subsidiaries’ statutory combined ratios by major line of business for the years ended December 31, 2011, 2010 and 2009:

	For Year Ended December 31,
	2011	2010	2009
Commercial lines:
Automobile	105.4%	90.0%	90.5%
Workers’ compensation	96.0	99.3	97.4
Commercial multi-peril	103.0	96.7	95.6
Other	46.1	42.8	23.4
Total commercial lines	99.0	93.6	92.2

Personal lines:
Automobile	106.9	103.8	103.8
Homeowners	126.3	115.4	111.4
Other	103.6	97.0	86.7
Total personal lines	112.6	107.0	105.2
Total commercial and personal lines	107.9	102.9	101.1

Results of Operations

YEAR ENDED DECEMBER 31, 2011 COMPARED TO YEAR ENDED DECEMBER 31, 2010

Net Premiums Written

Our insurance subsidiaries’ 2011 net premiums written increased 16.0% to $454.1 million, compared to $391.5 million for 2010. We primarily attribute the increase to $42.8 million of net premiums written related to our acquisition of MICO. Commercial lines net premiums written increased $39.5 million, or 32.0%, for 2011 compared to 2010. The increase included $22.5 million from MICO, with the remainder attributable to increased writings of new accounts in the commercial automobile, commercial multi-peril and workers’ compensation lines of business. Personal lines net premiums written increased $23.1 million, or 8.6%, for 2011 compared to 2010. The increase included $20.3 million from MICO, with the remainder primarily attributable to pricing increases in the personal automobile and homeowners lines of business.

Net Premiums Earned

Our insurance subsidiaries’ net premiums earned increased to $431.5 million for 2011, an increase of $53.5 million, or 14.2%, over 2010, reflecting increases in net premiums written during 2010 and 2011. Our insurance subsidiaries earn premiums and recognize them as income over the terms of the policies they issue. Such terms are generally one year or less in duration. Therefore, increases or decreases in net premiums earned will generally reflect increases or decreases in net premiums written in the preceding twelve-month period compared to the same period one year earlier.

Investment Income

For 2011, our net investment income was $20.9 million, an increase of $1.0 million from 2010. An increase in our average invested assets from $697.7 million in 2010 to $756.9 million in 2011 was offset by a decrease in our annualized average rate of return to 2.8% in 2011, compared to 2.9% in 2010. The increase in our average invested assets reflected the additional invested assets we acquired as part of the MICO transaction.

Installment Payment Fees

Our insurance subsidiaries’ installment fees increased primarily as a result of our acquisition of MICO and increases in policy counts during 2011.

Net Realized Investment Gains/Losses

Our net realized investment gains in 2011 and 2010 were $12.3 million and $4.4 million, respectively. The net realized investment gains for 2011 included $8.0 million in gains that resulted from the previously planned periodic sales of a portion of our holdings of an equity security that we obtained in an initial public offering and for which a selling restriction expired during 2011. The net realized investment gains in 2010 resulted from normal turnover within our investment portfolio. We did not recognize any impairment losses during 2011 or 2010.

Losses and Loss Expenses

Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, was 78.9% in 2011, compared to 72.6% in 2010. Our insurance subsidiaries’ commercial lines loss ratio increased to 71.8% in 2011, compared to 66.6% in 2010. This increase resulted primarily from the commercial automobile loss ratio increasing to 72.4% in 2011, compared to 55.5% in 2010, and the commercial multi-peril ratio increasing to 74.8% in 2011, compared to 67.4% in 2010, as a result of increased claim severity. The personal lines loss ratio increased to 82.8% in 2011, compared to 75.3% in 2010, primarily as a result of an increase in the homeowners loss ratio to 97.1% in 2011, compared to 80.7% in 2010, as a result of an increase in weather-related claims. Our insurance subsidiaries incurred total weather-related losses of $52.6 million for 2011, compared to $33.0 million for 2010 and more than twice our prior five-year average of $23.3 million. Our insurance subsidiaries had virtually no development during 2011 in their reserves for prior accident years, compared to $2.9 million in favorable development for 2010.

Underwriting Expenses

Our insurance subsidiaries’ expense ratio, which is the ratio of policy acquisition and other underwriting expenses to premiums earned, was 31.4% in 2011, compared to 32.0% in 2010.

Combined Ratio

Our insurance subsidiaries’ combined ratio was 110.6% and 104.7% in 2011 and 2010, respectively. The combined ratio represents the sum of the loss ratio, expense ratio and dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned.

Interest Expense

Our interest expense in 2011 was $2.1 million, compared to $799,578 in 2010. The higher interest expense in 2011 reflects an increase in our borrowings under our line of credit.

Income Taxes

Our income tax benefit was $7.2 million in 2011, compared to $1.6 million in 2010. We recorded an income tax benefit based upon our loss before income tax and tax-exempt interest income earned for 2011. We carried back a portion of our 2011 net operating loss to the taxable income of prior years and our income tax benefit for 2011 reflected a current tax benefit for the carryback. We expect to apply the remainder of the 2011 net operating loss to taxable income we generate in future periods, and our income tax benefit for 2011 reflected a deferred tax benefit for the carryforward.

Net Income and Earnings Per Share

Our net income in 2011 was $452,953, or $.02 per share of Class A common stock and $.01 per share of Class B common stock, compared to our net income of $11.5 million, or $.46 per share of Class A common stock and $.41 per share of Class B common stock, in 2010. Our Class A shares outstanding did not change at 20.0 million. Our Class B shares outstanding remained at 5.6 million.

Book Value Per Share and Return on Equity

Our stockholders’ equity increased by $3.3 million in 2011. We attribute the increase to an increase in our net after-tax unrealized gains within our available-for-sale fixed maturity and equity investment portfolio from $8.6 million at December 31, 2010 to $23.5 million at December 31, 2011. Book value per share increased by 1.0% to $15.01 at December 31, 2011, compared to $14.86 a year earlier. Our return on average equity was 0.1% for 2011, compared to 3.0% for 2010.

YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009

Net Premiums Written

Our insurance subsidiaries’ 2010 net premiums written increased 7.8% to $391.5 million, compared to $363.2 million for 2009. Commercial lines net premiums written increased $12.8 million, or 11.6%, for 2010 compared to 2009, due in part to the expansion of commercial lines products in subsidiaries we acquired in recent years. Personal lines net premiums written increased $15.5 million, or 6.1%, for 2010 compared to 2009, due largely to premium rate increases implemented throughout 2010. Net premiums written for 2009 included a $5.4 million transfer of unearned premium related to Donegal Mutual’s affiliation with Southern Mutual.

Net Premiums Earned

Our insurance subsidiaries’ net premiums earned increased to $378.0 million for 2010, an increase of $23.0 million, or 6.5%, over 2009. Our insurance subsidiaries’ net earned premiums during 2010 have grown due to the increase in written premiums during 2009. Our insurance subsidiaries earn premiums and recognize them as income over the terms of the policies they issue. Such terms are generally one year or less in duration. Therefore, increases or decreases in net premiums earned will generally reflect increases or decreases in net premiums written in the preceding twelve-month period compared to the same period one year earlier.

Investment Income

For 2010, our net investment income was $19.9 million, a slight decrease from 2009. An increase in our average invested assets from $649.5 million in 2009 to $697.7 million in 2010 was offset by a decrease in our annualized average rate of return to 2.9% in 2010, compared to 3.2% in 2009. The decrease in our annualized average rate of return on investments was primarily due to lower reinvestment rates for securities added to our fixed income portfolio during 2010.

Installment Payment Fees

Our insurance subsidiaries’ installment fees increased primarily as a result of increases in policy counts during 2010.

Net Realized Investment Gains/Losses

Our net realized investment gains in 2010 and 2009 were $4.4 million and $4.5 million, respectively. Realized investment gains in 2010 resulted primarily from sales of equity securities as well as fixed maturity investments that had appreciated significantly during the year. We recognized no impairment charges in 2010 or 2009. The net realized investment gains in both periods resulted from turnover within our investment portfolio.

Losses and Loss Expenses

Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, was 72.6% in 2010, compared to 70.7% in 2009. Our insurance subsidiaries’ commercial lines loss ratio increased to 66.6% in 2010, compared to 64.3% in 2009. This increase resulted primarily from the workers’ compensation loss ratio increasing to 80.0% in 2010, compared to 75.1% in 2009, and the commercial multi-peril ratio increasing to 67.4% in 2010, compared to 66.3% in 2009, as a result of increased claim severity. The personal lines loss ratio increased to 75.3% in 2010, compared to 73.6% in 2009, primarily as a result of an increase in the homeowners loss ratio to 80.7% in 2010, compared to 78.3% in 2009, as a result of an increase in weather-related claims and increased property claims from fires.

Underwriting Expenses

Our insurance subsidiaries’ expense ratio, which is the ratio of policy acquisition and other underwriting expenses to premiums earned, was 32.0% in 2010, compared to 31.3% in 2009.

Combined Ratio

Our insurance subsidiaries’ combined ratio was 104.7% and 102.2% in 2010 and 2009, respectively. The combined ratio represents the sum of the loss ratio, expense ratio and dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned.

Interest Expense

Our interest expense in 2010 was $799,578, compared to $1.7 million in 2009. We attribute the decrease in interest expense to the interest expense we paid in 2009 related to a premium tax litigation settlement.

Income Taxes

Our income tax (benefit) expense was ($1.6) million in 2010, compared to $1.8 million in 2009. For 2010, our tax-exempt interest income exceeded our taxable income. As a result, we carried back a net operating loss to the taxable income of prior years and our income tax benefit reflects a current tax benefit for the carryback.

Net Income and Earnings Per Share

Our net income in 2010 was $11.5 million, or $.46 per share of Class A common stock and $.41 per share of Class B common stock, compared to our net income of $18.8 million, or $.76 per share of Class A common stock and $.68 per share of Class B common stock, in 2009. Our Class A shares outstanding increased slightly to 20.0 million at December 31, 2010, compared to 19.9 million at December 31, 2009. Our Class B shares outstanding remained at 5.6 million.

Book Value Per Share and Return on Equity

Our stockholders’ equity decreased by $5.4 million in 2010. We attribute the decrease to a decline in our net after-tax unrealized gains within our available-for-sale fixed maturity and equity investment portfolio from $15.0 million at December 31, 2009 to $8.6 million at December 31, 2010. This decline reflects the impact of increased market interest rates on the fair value of our fixed maturity investments during 2010. Book value per share decreased by 1.7% to $14.86 at December 31, 2010, compared to $15.12 at December 31, 2009. Our return on average equity was 3.0% for 2010, compared to 5.0% for 2009.

Financial Condition

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as they arise. Our major sources of funds from operations are the net cash flows generated from our insurance subsidiaries’ underwriting results, investment income and maturing investments.

We have historically generated sufficient net positive cash flow from our operations to fund our commitments and build our investment portfolio, thereby increasing future investment returns. The pooling agreement with Donegal Mutual historically has been cash flow positive because of the profitability of the underwriting pool. Because we settle the pool monthly, cash flows are substantially similar to cash flows that would result from the underwriting of direct business. We maintain a high degree of liquidity in our investment portfolio in the form of marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective. This laddering provides an additional measure of liquidity to meet our obligations and the obligations of our insurance subsidiaries should an unexpected variation occur in the future. Net cash flows provided by operating activities in 2011, 2010 and 2009, were $21.1 million, $22.0 million and $34.1 million, respectively.

In June 2011, we renewed our existing credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a $60.0 million unsecured, revolving line of credit that expires in July 2014. We have the right to request a one-year extension of the credit agreement as of each anniversary date of the agreement. In December 2010 and March 2011, we borrowed $35.0 million and $3.5 million, respectively, in connection with our acquisition of MICO. In May 2011, we borrowed $19.0 million in connection with the merger of UNNF with and into DFSC. At December 31, 2011, we had $54.5 million in outstanding borrowings and had the ability to borrow an additional $5.5 million at an interest rate equal to M&T’s current prime rate or the then current LIBOR rate plus between 1.75% and 2.25%, depending on our leverage ratio. The interest rate on our outstanding borrowings is adjustable quarterly. We pay a fee of 0.2% per annum on the loan commitment amount regardless of usage. The credit agreement requires our compliance with certain covenants, which include minimum levels of our net worth, leverage ratio and statutory surplus and the A.M. Best ratings of our insurance subsidiaries. With the exception of a requirement that we maintain a minimum interest coverage ratio, we complied with all requirements of the credit agreement during the year ended December 31, 2011. M&T waived the minimum interest coverage ratio requirement at December 31, 2011. We calculate our interest coverage ratio using data for the most recent eight quarterly periods. We expect our interest coverage ratio will exceed the minimum requirement under the credit agreement as of March 31, 2012.

MICO has an agreement with the Federal Home Loan Bank (“FHLB”) of Indianapolis. Through its membership, MICO issued debt to FHLB in exchange for cash advances in the amount of $617,371 at December 31, 2010. The interest rate on the advances is variable and was .50% at December 31, 2010. MICO repaid the advances during 2011.

The following table shows expected payments for our significant contractual obligations at December 31, 2011:

(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Net liability for unpaid losses and loss expenses of our insurance subsidiaries	$243,015	$114,623	$106,388	$9,958	$12,046
Subordinated debentures	20,465	—	—	—	20,465
Borrowings under line of credit	54,500	—	54,500	—	—

Total contractual obligations	$317,980	$114,623	$160,888	$9,958	$32,511

We estimate the timing of the amounts for the net liability for unpaid losses and loss expenses of our insurance subsidiaries based on historical experience and expectations of future payment patterns. We have shown the liability net of reinsurance recoverable on unpaid losses and loss expenses to reflect expected future cash flows related to such liability. Assumed amounts from the underwriting pool with Donegal Mutual represent a substantial portion of our insurance subsidiaries’ gross liability for unpaid losses and loss expenses and ceded amounts to the underwriting pool represent a substantial portion of our insurance subsidiaries’ reinsurance recoverable on unpaid losses and loss expenses. We will include future cash settlement of Atlantic States’ assumed liability from the pool in our monthly settlements of pooled activity, wherein we net amounts ceded to and assumed from the pool. Although Donegal Mutual and Atlantic States do not anticipate any further changes in the pool participation levels in the foreseeable future, any such change would be prospective in nature and therefore would not impact the timing of expected payments for Atlantic States’ proportionate liability for pooled losses occurring in periods prior to the effective date of such change.

We estimate the timing of the amounts for the subordinated debentures based on their contractual maturities. We may redeem the debentures at our option, at par, dates as discussed in Note 10 - Borrowings. Our subordinated debentures carry interest rates that vary as discussed in Note 10-Borrowings. Based upon the interest rates in effect at December 31, 2011, our annual interest cost associated with our subordinated debentures is approximately $896,000. For every 1% change in the three-month LIBOR rate, the effect on our annual interest cost would be approximately $200,000.

We estimate the timing of the amounts for the borrowings under our line of credit based on their contractual maturities as discussed in Note 10 - Borrowings. Our borrowings under our line of credit carry interest rates that vary as discussed in Note 10 - Borrowings. Based upon the interest rates in effect at December 31, 2011, our annual interest cost associated with our borrowings under our line of credit is approximately $1.2 million. For every 1% change in the interest rate associated with our borrowings under our line of credit, the effect on our annual interest cost would be approximately $545,000.

Cash dividends declared to stockholders totaled $12.0 million, $11.5 million and $11.2 million in 2011, 2010 and 2009, respectively. There are no regulatory restrictions on our payment of dividends to our stockholders, although there are state law restrictions on the payment of dividends from our insurance subsidiaries to us. Our insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis and are subject to regulations under which payment of dividends from statutory surplus is restricted and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are subject to risk-based capital (“RBC”) requirements. At December 31, 2011, each of our insurance subsidiaries had capital substantially above the RBC requirements. In 2012, amounts available for distribution as dividends to us from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities are $17.4 million from Atlantic States, $2.5 million from Le Mars, $3.9 million from MICO, $4.1 million from Peninsula, $0 from Sheboygan and $1.8 million from Southern.

We, Donegal Mutual and DFSC have entered into a capital maintenance agreement with UCB, whereby we, Donegal Mutual and DFSC have agreed to make such capital contributions to UCB in the combined aggregate maximum amount that would not exceed $20.0 million as may be necessary from time to time to ensure that UCB has sufficient capital as demonstrated by UCB’s maintenance of certain capital ratios. At December 31, 2011, UCB had capital ratios substantially above the minimum requirements under the agreement.

Investments

At December 31, 2011 and 2010, our investment portfolio of primarily investment-grade bonds, common stock, short-term investments and cash totaled $798.6 million and $744.9 million, respectively, representing 61.9% and 63.4%, respectively, of our total assets (see “Business - Investments” for more information).

	December 31,
	2011		2010		2009
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Fixed maturities:
Total held to maturity	$58,490	7.4%	$64,766	8.9%	$73,807	11.1%
Total available for sale	646,598	82.3	603,846	82.9	517,704	77.6

Total fixed maturities	705,088	89.7	668,612	91.8	591,511	88.7
Equity securities	7,438	1.0	10,162	1.4	9,915	1.5
Investments in affiliates	32,322	4.1	8,992	1.2	9,309	1.4
Short-term investments	40,461	5.2	40,776	5.6	56,100	8.4

Total investments	$785,309	100.0%	$728,542	100.0%	$666,835	100.0%

The carrying value of our fixed maturity investments represented 89.8% and 91.8% of our total invested assets at December 31, 2011 and 2010, respectively.

Our fixed maturity investments consisted of high-quality marketable bonds, of which 99.0% were rated at investment-grade levels at December 31, 2011 and 2010. As we invested excess cash from operations and proceeds from maturities of fixed maturity investments during 2011, we decreased our holdings of tax-exempt fixed maturities to reduce the percentage of our total portfolio that is invested in municipal securities.

At December 31, 2011, the net unrealized gain on available-for-sale fixed maturity investments, net of deferred taxes, amounted to $21.3 million, compared to $1.7 million at December 31, 2010.

At December 31, 2011, the net unrealized gain on our equity securities, net of deferred taxes, amounted to $1.9 million, compared to $6.9 million at December 31, 2010.

Impact of Inflation

Our insurance subsidiaries establish their property and casualty insurance premium rates before they know the amount of losses and loss settlement expenses or the extent to which inflation may impact such expenses. Consequently, our insurance subsidiaries attempt, in establishing rates, to anticipate the potential impact of inflation.

Impact of New Accounting Standards

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Accounting Standards Codification (“ASC”) subtopic 820-10 by requiring new, and clarifying existing, fair value disclosures. We have included in these footnotes the disclosures ASU 2010-06 requires.

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

In May 2011, the FASB issued guidance that eliminates the concepts of in-use and in-exchange when measuring fair value of all financial instruments. The fair value of a financial asset should be measured on a standalone basis and cannot be measured as part of a group. The new guidance requires several new disclosures including the disclosure of all transfers between level 1 and level 2 of the fair value hierarchy and additional disclosures regarding level 3 assets. This guidance is effective for interim and annual periods beginning on or after December 15, 2011, and should be applied prospectively. We do not expect the adoption of this guidance to have a material impact on our our financial position, results of operations or cash flows.

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

In September 2011, the FASB issued new guidance related to evaluating goodwill for impairment. The new guidance provides entities with the option to perform a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the quantitative two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the quantitative two-step goodwill impairment test. Entities also have the option to bypass the assessment of qualitative factors for any reporting unit in any period and proceed directly to performing the first step of the quantitative two-step goodwill impairment test, as was required prior to the issuance of this new guidance. An entity may begin or resume performing the qualitative assessment in any subsequent period. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We adopted this new guidance in 2011. The adoption of this new guidance did not impact our financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to the impact of interest rate changes, to changes in fair values of investments and to credit risk.

In the normal course of business, we employ established policies and procedures to manage our exposure to changes in interest rates, fluctuations in the fair market value of our debt and equity securities and credit risk. We seek to mitigate these risks by various actions described below.

Interest Rate Risk

Our exposure to market risk for a change in interest rates is concentrated in our investment portfolio. We monitor this exposure through periodic reviews of asset and liability positions. We regularly monitor estimates of cash flows and the impact of interest rate fluctuations relating to the investment portfolio. Generally, we do not hedge our exposure to interest rate risk because we have the capacity to, and do, hold fixed maturity investments to maturity.

Principal cash flows and related weighted-average interest rates by expected maturity dates for financial instruments sensitive to interest rates at December 31, 2011 are as follows:

(in thousands)	Principal Cash Flows	Weighted- Average Interest Rate
Fixed maturity and short-term investments:
2012	$56,397	1.11%
2013	10,882	4.61
2014	16,337	4.29
2015	30,849	4.10
2016	40,266	4.28
Thereafter	550,427	4.24

Total	$705,158

Fair value	$748,482

Debt:
2014	$54,500	2.25%
Thereafter	20,465	4.47

Total	$74,965

Fair value	$74,965

Actual cash flows from investments may differ from those stated as a result of calls and prepayments.

Equity Price Risk

Our portfolio of equity securities, which we carry on our consolidated balance sheets at estimated fair value, has exposure to price risk, which is the risk of potential loss in estimated fair value resulting from an adverse change in prices. Our objective is to earn competitive relative returns by investing in a diverse portfolio of high-quality, liquid securities.

Credit Risk

Our objective is to earn competitive returns by investing in a diversified portfolio of securities. Our portfolio of fixed maturity securities and, to a lesser extent, short-term investments is subject to credit risk. We define this risk as the potential loss in fair value resulting from adverse changes in the borrower’s ability to repay the debt. We manage this risk by performing an analysis of prospective investments and through regular reviews of our portfolio by our investment staff. We also limit the amount of our total investment portfolio that we invest in any one security.

Our insurance subsidiaries provide property and liability insurance coverages through independent insurance agencies located throughout their operating areas. Our insurance subsidiaries bill the majority of this business directly to the insured, although our insurance subsidiaries bill a portion of their commercial business through their agents, to whom they extend credit in the normal course of business.

Because the pooling agreement does not relieve Atlantic States of primary liability as the originating insurer, Atlantic States is subject to a concentration of credit risk arising from business ceded to Donegal Mutual. Our insurance subsidiaries maintain reinsurance agreements with Donegal Mutual and with a number of other major unaffiliated authorized reinsurers.

Through November 30, 2010, MICO and West Bend were parties to quota-share reinsurance agreements whereby MICO ceded 75% of its business to West Bend. MICO and West Bend agreed to terminate the reinsurance agreement in effect at November 30, 2010 on a run-off basis. West Bend’s obligations related to all past reinsurance agreements with MICO remain in effect for all policies effective prior to December 1, 2010. West Bend and MICO entered into a trust agreement on December 1, 2010. Under the terms of the trust agreement, West Bend placed into trust, for the sole benefit of MICO, assets with a fair value equal to the amount of unearned premiums and unpaid losses and loss expenses, reduced by any net premium balances not yet paid by MICO, that West Bend had assumed pursuant to such reinsurance agreements at November 30, 2010. The amount of assets required to be held in trust is adjustable monthly based upon the remaining net obligations of West Bend. West Bend may terminate the trust agreement on the earlier of December 1, 2020 or the date when the obligations of West Bend are equal to or less than $5.0 million. West Bend’s net obligations under the reinsurance agreements were approximately $37.9 million, and the fair value of assets held in trust was approximately $43.0 million.

Item 8.	Financial Statements and Supplementary Data.

Donegal Group Inc.

Consolidated Balance Sheets

	December 31,
	2011	2010
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost (fair value $61,422,347 and $67,808,721)	$58,489,619	$64,766,429
Available for sale, at fair value (amortized cost $614,298,854 and $601,302,986)	646,598,178	603,846,201
Equity securities, available for sale, at fair value (cost $7,238,803 and $2,503,565)	7,437,538	10,161,614
Investments in affiliates	32,322,246	8,991,577
Short-term investments, at cost, which approximates fair value	40,461,410	40,775,993

Total investments	785,308,991	728,541,814
Cash	13,245,378	16,342,212
Accrued investment income	6,713,038	7,365,171
Premiums receivable	104,715,327	96,467,949
Reinsurance receivable	209,823,907	173,836,746
Deferred policy acquisition costs	36,424,955	34,445,579
Deferred tax asset, net	9,919,720	11,988,169
Prepaid reinsurance premiums	106,450,018	89,365,771
Property and equipment, net	6,154,383	7,069,086
Accounts receivable - securities	1,507,500	428,983
Federal income taxes recoverable	2,661,808	948,325
Goodwill	5,625,354	5,493,316
Other intangible assets	958,010	958,010
Other	1,285,089	1,368,392

Total assets	$1,290,793,478	$1,174,619,523

Liabilities and Stockholders’ Equity
Liabilities
Losses and loss expenses	$442,407,615	$383,318,672
Unearned premiums	336,937,261	297,272,161
Accrued expenses	20,956,549	21,287,406
Reinsurance balances payable	20,039,339	19,140,322
Borrowings under line of credit	54,500,000	35,617,371
Cash dividends declared to stockholders	2,996,076	2,870,955
Subordinated debentures	20,465,000	20,465,000
Payable for the purchase of MICO	—	7,207,471
Due to affiliate	5,386,391	2,926,104
Drafts payable	1,548,953	1,304,779
Other	2,104,702	3,106,472

Total liabilities	907,341,886	794,516,713

Stockholders’ Equity
Preferred stock, $1.00 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 30,000,000 shares, issued 20,752,999 and 20,656,527 shares and outstanding 19,971,441 and 19,994,226 shares	207,530	206,566
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	170,836,943	167,093,504
Accumulated other comprehensive income	23,533,447	8,561,086
Retained earnings	199,604,700	213,435,095
Treasury stock, at cost	(10,787,520)	(9,249,933)

Total stockholders’ equity	383,451,592	380,102,810

Total liabilities and stockholders’ equity	$1,290,793,478	$1,174,619,523

See accompanying notes to consolidated financial statements.

Donegal Group Inc.

Consolidated Statements of Income and Comprehensive Income

	Years Ended December 31,
	2011	2010	2009
Statements of Income
Revenues
Net premiums earned (includes affiliated reinsurance of $130,555,613, $134,823,098 and $128,747,699 - see note 3)	$431,470,184	$378,030,129	$355,025,477
Investment income, net of investment expenses	20,858,179	19,949,714	20,630,583
Installment payment fees	7,427,509	5,519,287	5,205,109
Lease income	957,353	922,937	921,583
Net realized investment gains	12,281,267	4,395,720	4,479,558
Equity in earnings (loss) of DFSC	2,023,127	(268,341)	471,097

Total revenues	475,017,619	408,549,446	386,733,407

Expenses
Net losses and loss expenses (includes affiliated reinsurance of $87,950,502, $81,539,930 and $68,712,989 - see note 3)	340,502,777	274,308,858	250,835,396
Amortization of deferred policy acquisition costs	68,571,000	66,354,000	60,292,000
Other underwriting expenses	66,923,764	54,564,500	50,843,464
Policyholder dividends	1,240,079	619,158	848,882
Interest	2,126,784	799,578	1,746,509
Other	2,392,528	2,059,203	1,490,467

Total expenses	481,756,932	398,705,297	366,056,718

(Loss) income before income tax (benefit) expense	(6,739,313)	9,844,149	20,676,689
Income tax (benefit) expense	(7,192,266)	(1,623,030)	1,846,611

Net income	$452,953	$11,467,179	$18,830,078

Basic earnings per common share:
Class A common stock	$0.02	$0.46	$0.76
Class B common stock	$0.01	$0.41	$0.68

Diluted earnings per common share:
Class A common stock	$0.02	$0.46	$0.76
Class B common stock	$0.01	$0.41	$0.68

Statements of Comprehensive Income
Net income	$452,953	$11,467,179	$18,830,078

Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities:
Unrealized holding gain (loss) arising during the period, net of income tax (benefit) of $12,237,669, ($1,976,358) and $8,680,941	23,077,997	(3,544,783)	16,249,716
Reclassification adjustment for gains included in net income, net of income tax of $4,175,631, $1,494,545 and $1,523,050	(8,105,636)	(2,901,175)	(2,956,508)

Other comprehensive income (loss)	14,972,361	(6,445,958)	13,293,208

Comprehensive income	$15,425,314	$5,021,221	$32,123,286

See accompanying notes to consolidated financial statements.

Donegal Group Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock				Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Class A Shares	Class B Shares	Class A Amount	Class B Amount
Balance, January 1, 2009	20,494,764	5,649,240	$204,948	$56,492	$163,136,938	$1,713,836	$207,182,253	$(8,710,602)	$363,583,865

Issuance of common stock (stock compensation plans)	75,166		752		1,385,285				1,386,037
Net income							18,830,078		18,830,078
Cash dividends							(11,193,845)		(11,193,845)
Grant of stock options					62,991		(62,991)		—
Purchase of treasury stock								(393,644)	(393,644)
Other comprehensive income						13,293,208			13,293,208

Balance, December 31, 2009	20,569,930	5,649,240	$205,700	$56,492	$164,585,214	$15,007,044	$214,755,495	$(9,104,246)	$385,505,699

Issuance of common stock (stock compensation plans)	86,597		866		1,198,556				1,199,422
Net income							11,467,179		11,467,179
Cash dividends							(11,477,845)		(11,477,845)
Grant of stock options					1,309,734		(1,309,734)		—
Purchase of treasury stock								(145,687)	(145,687)
Other comprehensive loss						(6,445,958)			(6,445,958)

Balance, December 31, 2010	20,656,527	5,649,240	$206,566	$56,492	$167,093,504	$8,561,086	$213,435,095	$(9,249,933)	$380,102,810

Issuance of common stock (stock compensation plans)	96,472		964		1,459,579				1,460,543
Net income							452,953		452,953
Cash dividends							(11,999,488)		(11,999,488)
Grant of stock options					2,283,860		(2,283,860)		—
Purchase of treasury stock								(1,537,587)	(1,537,587)
Other comprehensive income						14,972,361			14,972,361

Balance, December 31, 2011	20,752,999	5,649,240	$207,530	$56,492	$170,836,943	$23,533,447	$199,604,700	$(10,787,520)	$383,451,592

See accompanying notes to consolidated financial statements.

Donegal Group Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities:
Net income	$452,953	$11,467,179	$18,830,078

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,106,561	3,143,767	2,552,186
Net realized investment gains	(12,281,267)	(4,395,720)	(4,479,558)
Equity (income) loss	(2,023,127)	268,341	(471,097)
Changes in Assets and Liabilities:
Losses and loss expenses	59,088,943	14,904,770	23,789,568
Unearned premiums	39,665,100	21,762,781	12,807,490
Accrued expenses	(330,857)	718,956	(3,571,059)
Premiums receivable	(8,247,378)	(7,478,337)	(5,849,751)
Deferred policy acquisition costs	(1,979,376)	(1,601,400)	(3,302,898)
Deferred income taxes	(5,922,491)	(2,380,430)	(1,250,187)
Reinsurance receivable	(35,987,161)	(5,348,447)	(4,717,038)
Accrued investment income	652,133	(489,244)	452,796
Amounts due to/from affiliate	2,460,287	(887,190)	665,237
Reinsurance balances payable	899,017	(320,278)	994,610
Prepaid reinsurance premiums	(17,084,247)	(8,270,621)	(4,604,241)
Current income taxes	(1,713,483)	(368,145)	1,927,881
Other, net	(674,296)	1,278,821	323,491

Net adjustments	20,628,358	10,537,624	15,267,430

Net cash provided by operating activities	21,081,311	22,004,803	34,097,508

Cash Flows from Investing Activities:
Purchase of fixed maturities:
Available for sale	(189,111,596)	(195,198,227)	(158,409,231)
Purchase of equity securities:	(23,857,802)	(59,191,998)	(39,163,607)
Sale of fixed maturities
Available for sale	122,873,102	72,092,788	62,668,210
Maturity of fixed maturities:
Held to maturity	5,888,236	8,649,275	25,617,925
Available for sale	53,763,701	80,116,222	48,363,915
Sale of equity securities	27,036,422	70,029,195	39,638,895
Payments to Sheboygan policyholders	—	—	(6,526,527)
Purchase of MICO	(7,207,471)	(35,088,228)	—
Net increase in investment in affiliates	(20,570,000)	—	(100,000)
Net purchase of property and equipment	(238,538)	(651,160)	(941,020)
Net sales of short-term investments	314,583	16,052,089	15,852,054

Net cash used in investing activities	(31,109,363)	(43,190,044)	(12,999,386)

Cash Flows from Financing Activities:
Issuance of common stock	1,460,543	1,199,422	1,386,037
Cash dividends paid	(11,874,367)	(11,405,268)	(10,997,571)
Purchase of treasury stock	(1,537,587)	(145,687)	(393,644)
Payments on line of credit	(3,617,371)	—	—
Borrowings under line of credit	22,500,000	34,955,088	—

Net cash provided by financing activities	6,931,218	24,603,555	(10,005,178)

Net (decrease) increase in cash	(3,096,834)	3,418,314	11,092,944
Cash at beginning of year	16,342,212	12,923,898	1,830,954

Cash at end of year	$13,245,378	$16,342,212	$12,923,898

See accompanying notes to consolidated financial statements.

Donegal Group Inc.

Notes to Consolidated Financial Statements

1 - Summary of Significant Accounting Policies

Organization and Business

Donegal Mutual Insurance Company (“Donegal Mutual”) organized us as an insurance holding company on August 26, 1986. Our insurance subsidiaries, Atlantic States Insurance Company (“Atlantic States”), Southern Insurance Company of Virginia (“Southern”), Le Mars Insurance Company (“Le Mars”), the Peninsula Insurance Group (“Peninsula”), which consists of Peninsula Indemnity Company and The Peninsula Insurance Company, Sheboygan Falls Insurance Company (“Sheboygan”) and Michigan Insurance Company (“MICO”), write personal and commercial lines of property and casualty coverages exclusively through a network of independent insurance agents in certain Mid-Atlantic, Midwestern, New England and Southern states. We acquired MICO on December 1, 2010, and we have included MICO’s results of operations in our consolidated results of operations since that date. We have three operating segments: our investment function, our personal lines of insurance and our commercial lines of insurance. The personal lines products of our insurance subsidiaries consist primarily of homeowners and private passenger automobile policies. The commercial lines products of our insurance subsidiaries consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies. We also own 48.2% of the outstanding stock of Donegal Financial Services Corporation (“DFSC”), a thrift holding company that owns Union Community Bank FSB (“UCB”). Donegal Mutual owns the remaining 51.8% of the outstanding stock of DFSC.

At December 31, 2011, Donegal Mutual held approximately 39% of our outstanding Class A common stock and approximately 75% of our outstanding Class B common stock, which provide Donegal Mutual with 66% of the total voting power of our common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations. While each company maintains its separate corporate existence, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

Atlantic States, our largest subsidiary, participates in a pooling agreement with Donegal Mutual. Under the pooling agreement, the two companies pool their insurance business and each company receives an allocated percentage of the pooled business. Atlantic States has an 80% share of the results of the pooled business, and Donegal Mutual has a 20% share of the results of the pooled business. The risk profiles of the business Atlantic States and Donegal Mutual write have historically been, and continue to be, substantially similar.

The same executive management and underwriting personnel administer products, classes of business underwritten, pricing practices and underwriting standards of Donegal Mutual and our insurance subsidiaries. In addition, as the Donegal Insurance Group, Donegal Mutual and our insurance subsidiaries share a combined business plan to achieve market penetration and underwriting profitability objectives. The products our insurance subsidiaries and Donegal Mutual market are generally complementary, thereby allowing the Donegal Insurance Group to offer a broader range of products to a given market and to expand the Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account. Distinctions within the products of Donegal Mutual and our insurance subsidiaries generally relate to specific risk profiles targeted within similar classes of business, such as preferred tier versus standard tier products, but we do not allocate all of the standard risk gradients to one company. Therefore, the underwriting profitability of the business the individual companies write directly will vary. However, as the risk characteristics of all business Donegal Mutual and Atlantic States write directly are homogenized within the underwriting pool, Donegal Mutual and Atlantic States share the underwriting results in proportion to their respective participation in the pool. Pooled business represents the predominant percentage of the net underwriting activity of both Donegal Mutual and Atlantic States. We refer to Note 3 - Transactions with Affiliates for more information regarding the pooling agreement.

In October 2009, Donegal Mutual consummated an affiliation with Southern Mutual Insurance Company (“Southern Mutual”), pursuant to which Donegal Mutual purchased a surplus note of Southern Mutual in the principal amount of $2.5 million, Donegal Mutual designees became a majority of the members of Southern Mutual’s board of directors and Donegal Mutual agreed to provide quota-share reinsurance to Southern Mutual for 100% of its business. Effective October 31, 2009, Donegal Mutual began to include business assumed from Southern Mutual in its pooling agreement with Atlantic States. Southern Mutual writes primarily personal lines of insurance in Georgia and South Carolina and had direct written premiums of approximately $13.9 million and $12.8 million in 2011 and 2010, respectively. Pursuant to applicable accounting standards, Southern Mutual is a variable interest entity, of which we are not the primary beneficiary.

In December 2010, we acquired MICO, which had been a majority-owned subsidiary of West Bend Mutual Insurance Company (“West Bend”) for $42.3 million in cash. MICO writes various lines of property and casualty insurance and had direct written premiums of $108.0 million and $105.4 million in 2011 and 2010, respectively. MICO had net written premiums of $27.1 million in each of 2011 and 2010. Effective on December 1, 2010, MICO entered into a 50% quota-share agreement with third-party reinsurers and a 25% quota-share reinsurance agreement with Donegal Mutual to replace the 75% quota-share reinsurance agreement MICO maintained with West Bend through November 30, 2010.

In May 2011, DFSC merged with Union National Financial Corporation (“UNNF”), with DFSC as the surviving company in the merger. Under the merger agreement, Province Bank FSB, which DFSC owned, and Union National Community Bank, which UNNF owned, also merged and began doing business as UCB. Donegal Mutual contributed $22.1 million and we contributed $20.6 million to DFSC as additional capital to facilitate the mergers. We use the equity method of accounting for our investment in DFSC. Under the equity method, we record our investment at cost, with adjustments for our share of DFSC’s earnings and losses as well as changes in DFSC’s equity due to unrealized gains and losses.

Basis of Consolidation

Our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America, include our accounts and those of our wholly owned subsidiaries. We have eliminated all significant inter-company accounts and transactions in consolidation. The terms “we,” “us,” “our” or the “Company” as used herein refer to the consolidated entity.

Use of Estimates

In preparing our consolidated financial statements, our management makes estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

We make estimates and assumptions that can have a significant effect on amounts and disclosures we report in our consolidated financial statements. The most significant estimates relate to our insurance subsidiaries’ reserves for property and casualty insurance unpaid losses and loss expenses, valuation of investments and determination of other-than-temporary impairment and our insurance subsidiaries’ policy acquisition costs. While we believe our estimates and the estimates of our insurance subsidiaries are appropriate, the ultimate amounts may differ from the estimates provided. We regularly review our methods for making these estimates as well as the continuing appropriateness of the estimated amounts, and we reflect any adjustment we consider necessary in our current results of operations.

Reclassification

We have reclassified certain amounts in 2011 as reported in our Consolidated Statements of Income to conform to the current year presentation.

Investments

We classify our debt and equity securities into the following categories:

Held to Maturity - Debt securities that we have the positive intent and ability to hold to maturity; reported at amortized cost.

Available for Sale - Debt and equity securities not classified as held to maturity; reported at fair value, with unrealized gains and losses excluded from income and reported as a separate component of stockholders’ equity (net of tax effects).

Short-term investments carried at amortized cost, which approximates fair value.

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we write down the investment to its fair value and we reflect the amount of the write-down as a realized loss in our results of operations when we consider the decline in value of an individual investment to be other than temporary. We individually monitor all of our investments for other-than-temporary declines in value. Generally, we assume there has been an other-than-temporary decline in value if an individual equity security has depreciated in value by more than 20% of original cost and has been in such an unrealized loss position for more than six months. Effective April 1,

2009, we adopted new accounting guidance related to the accounting for and presentation of impairment losses on debt securities. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, company or geographic events that have negatively impacted the value of a security and rating agency downgrades.

We amortize premiums and discounts on debt securities over the life of the security as an adjustment to yield using the effective interest method. We compute realized investment gains and losses using the specific identification method.

We amortize premiums and discounts for mortgage-backed debt securities using anticipated prepayments.

We account for investments in affiliates using the equity method of accounting. Under the equity method, we record our investment at cost, with adjustments for our share of the affiliate’s earnings and losses as well as changes in the affiliate’s equity due to unrealized gains and losses.

Fair Values of Financial Instruments

We use the following methods and assumptions in estimating our fair value disclosures:

Investments - We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values for our fixed maturity and equity investments. We generally obtain one price per security. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates obtained are representative of fair values based upon their general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security type and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. We refer to Note 6 - Fair Value Measurements for more information regarding our methods and assumptions in estimating fair values.

Cash and Short-Term Investments - The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

Premiums and Reinsurance Receivables and Payables - The carrying amounts reported in the balance sheet for these instruments related to premiums and paid losses and loss expenses approximate their fair values.

Subordinated Debentures - The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

Revenue Recognition

Our insurance subsidiaries recognize insurance premiums as income over the terms of the policies they issue. Our insurance subsidiaries calculate unearned premiums on a daily pro-rata basis. We recorded an unearned premium liability for the fair value of the net unexpired portion of the insurance contracts we acquired in connection with our acquisition of MICO. We recognized this unearned premium liability as income over the terms of MICO’s policies.

Policy Acquisition Costs

We defer our insurance subsidiaries’ policy acquisition costs, consisting primarily of commissions, premium taxes and certain other underwriting costs, reduced by ceding commissions, that vary with and relate directly to the production of business. We amortize these deferred policy acquisition costs over the period in which our insurance subsidiaries earn the premiums. The method we follow in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, losses and loss expenses and certain other costs we expect to incur as our insurance subsidiaries earn the premium. Estimates in the calculation of policy acquisition costs have not shown material variability because of uncertainties in applying accounting principles or as a result of sensitivities to changes in key assumptions.

Property and Equipment

We report property and equipment at depreciated cost that we compute using the straight-line method based upon estimated useful lives of the assets.

Losses and Loss Expenses

Liabilities for losses and loss expenses are estimates at a given point in time of the amounts an insurer expects to pay with respect to policyholder claims based on facts and circumstances then known. At the time of establishing its estimates, an insurer recognizes that its ultimate liability for losses and loss expenses will exceed or be less than such estimates. Our insurance subsidiaries base their estimates of liabilities for losses and loss expenses on assumptions as to future loss trends and expected claims severity, judicial theories of liability and other factors. However, during the loss adjustment period, our insurance subsidiaries may learn additional facts regarding certain claims, and consequently, it often becomes necessary for our insurance subsidiaries to refine and adjust their estimates of liability. We reflect any adjustments to our insurance subsidiaries’ liabilities for losses and loss expenses in our operating results in the period in which our insurance subsidiaries record the changes in estimates.

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

We recorded a liability for the fair value of the net loss and loss expense reserves we assumed in connection with our acquisition of MICO. We incorporated various factors in determining the fair value of these reserve estimates, including the guarantee against any deficiency in excess of $1.0 million discussed in Note 4-Business Combinations.

Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions as to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced a decrease in claims frequency on workers’ compensation claims during the past several years while claims severity has gradually increased. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on workers’ compensation claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectibility of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries attempt to make appropriate adjustments for such changes in their reserves. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded.

Our insurance subsidiaries seek to enhance their underwriting results by carefully selecting the product lines they underwrite. Our insurance subsidiaries’ personal lines products include standard and preferred risks in private passenger automobile and homeowners lines. Our insurance subsidiaries commercial lines products primarily include mercantile risks, business offices, wholesalers, service providers and artisan risks, avoiding industrial and manufacturing exposures. Our insurance subsidiaries have limited exposure to asbestos and other environmental liabilities. Our insurance subsidiaries write no medical malpractice or other professional liability risks.

Income Taxes

We currently file a consolidated federal income tax return.

We account for income taxes using the asset and liability method. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities at enacted tax rates expected to be in effect when we realize or settle such amounts.

Credit Risk

Our objective is to earn competitive returns by investing in a diversified portfolio of securities. Our portfolio of fixed maturity securities and, to a lesser extent, short-term investments is subject to credit risk. We define this risk as the potential loss in fair value resulting from adverse changes in the borrower’s ability to repay the debt. We manage this risk by performing an analysis of prospective investments and through regular reviews of our portfolio by our investment staff. We also limit the amount of our total investment portfolio that we invest in any one security.

Our insurance subsidiaries provide property and liability insurance coverages through independent insurance agencies located throughout their operating areas. Our insurance subsidiaries bill the majority of this business directly to the insured, although our insurance subsidiaries bill a portion of their commercial business through their agents, to whom they extend credit in the normal course of business.

Our insurance subsidiaries have reinsurance agreements with Donegal Mutual and with a number of other major unaffiliated authorized reinsurers.

Reinsurance Accounting and Reporting

Our insurance subsidiaries rely upon reinsurance agreements to limit their maximum net loss from large single risks or risks in concentrated areas and to increase their capacity to write insurance. Reinsurance does not relieve our insurance subsidiaries from liability to their respective policyholders. To the extent that a reinsurer cannot pay losses for which it is liable under the terms of a reinsurance agreement, our insurance subsidiaries retain continued liability for such losses. However, in an effort to reduce the risk of non-payment, our insurance subsidiaries require all of their reinsurers to have an A.M. Best rating of A- or better or, with respect to foreign reinsurers, to have a financial condition that, in the opinion of management, is equivalent to a company with an A.M. Best rating of A- or better. We refer to Note 11 - Reinsurance for more information regarding our reinsurance agreements.

Stock-Based Compensation

We measure all share-based payments to employees, including grants of stock options, using a fair-value-based method and record such expense in our results of operations. In determining the expense we record for stock options granted to directors and employees of our subsidiaries and affiliates other than Donegal Mutual, we estimate the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The significant assumptions we utilize in applying the Black-Scholes option pricing model are the risk-free interest rate, expected term, dividend yield and expected volatility.

We did not realize any tax benefits upon the exercise of stock options in 2011, 2010 or 2009.

Earnings per Share

We calculate basic earnings per share by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

We have two classes of common stock, which we refer to as Class A common stock and Class B common stock. Our Class A common stock is entitled to cash dividends that are at least 10% higher than those declared and paid on our Class B common stock. Accordingly, we use the two-class method for the computation of earnings per common share. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of common stock based on dividends declared and an allocation of remaining undistributed earnings using a participation percentage that reflects the dividend rights of each class.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the underlying fair value of acquired entities. When completing acquisitions, we seek to also identify separately identifiable intangible assets that we have acquired. We assess goodwill and intangible assets with an indefinite useful life for impairment annually. We also assess goodwill and other intangible assets for impairment upon the occurrence of certain events. In making our assessment, we consider a number of factors including operating results, business plans, economic projections, anticipated future cash flows and current market data. Inherent uncertainties exist with respect to these factors and to our judgment in applying them when we make our assessment. Impairment of goodwill and other intangible assets could result from changes in economic and operating conditions in future periods.

2 - Impact of New Accounting Standards

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Accounting Standards Codification (“ASC”) subtopic 820-10 by requiring new, and clarifying existing, fair value disclosures. We have included in these footnotes the disclosures ASU 2010-06 requires.

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

In May 2011, the FASB issued new guidance that eliminates the concepts of in-use and in-exchange when measuring the fair value of all financial instruments. The new guidance requires entities to measure the fair value of a financial asset on a stand-alone basis and not as part of a group. The new guidance requires several new disclosures including the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy and additional disclosures regarding Level 3 assets. The guidance is effective for interim and annual periods beginning on or after December 15, 2011. The new guidance is to be applied prospectively. The adoption of this new guidance in 2012 will not impact our financial position, results of operations or cash flows.

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

In September 2011, the FASB issued new guidance related to evaluating goodwill for impairment. The new guidance provides entities with the option to perform a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the quantitative two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the quantitative two-step goodwill impairment test. Entities also have the option to bypass the assessment of qualitative factors for any reporting unit in any period and proceed directly to performing the first step of the quantitative two-step goodwill impairment test, as was required prior to the issuance of this new guidance. An entity may begin or resume performing the qualitative assessment in any subsequent period. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We adopted this new guidance in 2011. The adoption of this new guidance did not impact our financial position, results of operations or cash flows.

3 - Transactions with Affiliates

Our insurance subsidiaries conduct business and have various agreements with Donegal Mutual that we describe in the following subparagraphs:

a. Reinsurance Pooling and Other Reinsurance Arrangements

Atlantic States, our largest subsidiary, and Donegal Mutual have a pooling agreement under which both companies contribute all of their direct written business to the pool and receive an allocated percentage of their combined underwriting results, excluding certain reinsurance Donegal Mutual assumes from our insurance subsidiaries. From July 1, 2000 through February 29, 2008, Atlantic States had a 70% share of the results of the pool, and Donegal Mutual had a 30% share of the results of the pool. Effective March 1, 2008, Donegal Mutual and Atlantic States amended the pooling agreement to increase Atlantic States’ share of the pooled business to 80%. The intent of the pooling agreement is to produce more uniform and stable underwriting results from year to year for each pool participant than they would experience individually and to spread the risk of loss between the participants based on each participant’s relative amount of surplus and relative access to capital. Each participant in the pool has at its disposal the capacity of the entire pool, rather than being limited to policy exposures of a size commensurate with its own capital and surplus.

The following amounts represent reinsurance Atlantic States ceded to the pool during 2011, 2010 and 2009:

	2011	2010	2009
Premiums earned	$118,812,725	$105,376,068	$96,502,445
Losses and loss expenses	97,130,846	81,203,625	68,248,082
Prepaid reinsurance premiums	64,214,378	57,783,435	52,199,831
Liability for losses and loss expenses	77,312,645	65,028,781	55,396,390

The following amounts represent reinsurance Atlantic States assumed from the pool during 2011, 2010 and 2009:

	2011	2010	2009
Premiums earned	$266,687,610	$238,308,846	$223,223,583
Losses and loss expenses	206,907,170	160,256,348	138,058,878
Unearned premiums	141,880,039	125,322,884	117,044,000
Liability for losses and loss expenses	156,941,512	134,580,026	131,247,578

Donegal Mutual and Southern have a quota-share reinsurance agreement whereby Southern assumes 100% of the premiums and losses related to personal lines products Donegal Mutual offers in Virginia through the use of its automated policy quoting and issuance system. Donegal Mutual and Le Mars have a quota-share reinsurance agreement whereby Le Mars assumes 100% of the premiums and losses related to certain products Donegal Mutual offers in certain Midwest states, which provide the availability of complementary products to Le Mars’ commercial accounts. The following amounts represent reinsurance Southern and Le Mars assumed from Donegal Mutual pursuant to the quota-share reinsurance agreements during 2011, 2010 and 2009:

	2011	2010	2009
Premiums earned	$17,757,409	$14,516,901	$12,856,983
Losses and loss expenses	14,983,405	12,600,094	10,987,391
Unearned premiums	10,225,922	8,124,069	6,998,285
Liability for losses and loss expenses	7,770,053	7,316,879	4,868,486

Donegal Mutual and MICO have a quota-share reinsurance agreement whereby Donegal Mutual assumes 25% of the premiums and losses related to the business of MICO. Donegal Mutual and Peninsula have a quota-share reinsurance agreement whereby Donegal Mutual assumes 100% of the premiums and losses related to the workers’ compensation product line of Peninsula in certain states. The business Donegal Mutual assumes becomes part of the pooling agreement between Donegal Mutual and Atlantic States.

The following amounts represent reinsurance ceded to Donegal Mutual pursuant to these quota-share reinsurance agreements during 2011, 2010 and 2009:

	2011	2010	2009
Premiums earned	$22,123,229	$4,516,313	$2,515,075
Losses and loss expenses	16,038,590	3,463,112	2,342,895
Prepaid reinsurance premiums	14,181,338	4,590,424	1,855,076
Liability for losses and loss expenses	11,868,641	4,006,231	1,980,626

Atlantic States, Southern and Le Mars each have a catastrophe reinsurance agreement with Donegal Mutual that provides coverage under any one catastrophic occurrence above a set retention ($2,000,000, $1,500,000 and $500,000 for Atlantic States, Southern and Le Mars, respectively) up to $5,000,000, with a combined retention of $3,000,000 for a catastrophe involving a combination of these subsidiaries. Our insurance subsidiaries recover losses in excess of $5,000,000 for any one catastrophe occurrence under catastrophe reinsurance agreements with unaffiliated reinsurers. Donegal Mutual and Southern have an excess of loss reinsurance agreement in which Donegal Mutual assumes up to $350,000 of losses in excess of $400,000. In 2009, Donegal Mutual and Sheboygan had an excess of loss reinsurance agreement in which Donegal Mutual assumed up to $50,000 of losses in excess of $150,000.

The following amounts represent reinsurance that our insurance subsidiaries ceded to Donegal Mutual pursuant to these reinsurance agreements during 2011, 2010 and 2009:

	2011	2010	2009
Premiums earned	$12,953,452	$8,110,268	$8,315,347
Losses and loss expenses	20,770,637	6,649,775	9,742,303
Liability for losses and loss expenses	3,980,024	3,441,447	3,268,129

The following amounts represent the effect of affiliated reinsurance transactions on net premiums our insurance subsidiaries earned during 2011, 2010 and 2009:

	2011	2010	2009
Assumed	$284,445,019	$252,825,747	$236,080,566
Ceded	(153,889,406)	(118,002,649)	(107,332,867)

Net	$130,555,613	$134,823,098	$128,747,699

The following amounts represent the effect of affiliated reinsurance transactions on net losses and loss expenses our insurance subsidiaries incurred during 2011, 2010 and 2009:

	2011	2010	2009
Assumed	$221,890,575	$172,856,442	$149,046,269
Ceded	(133,940,073)	(91,316,512)	(80,333,280)

Net	$87,950,502	$81,539,930	$68,712,989

b. Expense Sharing

Donegal Mutual provides facilities, management and other services to us and our insurance subsidiaries. Donegal Mutual allocates certain related expenses to Atlantic States in relation to the relative participation of Atlantic States and Donegal Mutual in the pooling agreement. Our insurance subsidiaries other than Atlantic States reimburse Donegal Mutual for their personnel costs and bear their proportionate share of information services costs based on their percentage of the total written premiums of the Donegal Insurance Group. Charges for these services totalled $64,711,860, $63,982,793 and $60,175,789 for 2011, 2010 and 2009, respectively.

c. Lease Agreement

We lease office equipment and automobiles with terms ranging from 3 to 10 years to Donegal Mutual under a 10-year lease agreement dated January 1, 2011.

d. Legal Services

Donald H. Nikolaus, our President and one of our directors, is a partner in the law firm of Nikolaus & Hohenadel. Such firm has served as our general counsel since 1986, principally in connection with the defense of claims litigation arising in Lancaster, Dauphin and York counties of Pennsylvania. We pay such firm its customary fees for such services.

e. Union Community Bank

At December 31, 2011 and 2010, we had $10,907,454 and $11,851,757, respectively, in checking accounts with UCB, a wholly owned subsidiary of DFSC. We earned $1,019, $1,575 and $3,260 in interest on these accounts during 2011, 2010 and 2009, respectively.

4 - Business Combinations

On December 1, 2010, we acquired all of the outstanding stock of MICO. We accounted for this acquisition as a business combination.

We acquired MICO from West Bend and its other stockholders for a price equal to 122% of MICO’s stockholders’ equity at November 30, 2010, or approximately $42.3 million in cash. We paid $35.1 million to MICO’s stockholders in December 2010 and recorded an additional amount payable at December 31, 2010 of $7.2 million, which we paid pursuant to the terms of our acquisition agreement in the first quarter of 2011. The acquisition of MICO enabled us to extend our insurance business to the state of Michigan. MICO writes various lines of property and casualty insurance and had direct written premiums of $105.4 million and $106.6 million and net premiums earned of $26.9 million and $27.0 million for the years ended December 31, 2010 and 2009, respectively. MICO’s stockholders’ equity and total assets at December 31, 2009 were $32.0 million and $224.5 million, respectively. We recorded goodwill of approximately $4.7 million and other intangible assets of approximately $958,000, none of which are deductible for federal income tax purposes. Pursuant to the terms of our acquisition agreement with West Bend, West Bend has guaranteed us against any deficiency in excess of $1.0 million in the loss and loss expenses of MICO at November 30, 2010. Conversely, we have agreed to return 50% of any redundancy in excess of $1.0 million. Any such deficiency or redundancy will be based on a final actuarial review of the development of such reserves to be conducted three years after November 30, 2010. Through December 1, 2010, MICO and West Bend were parties to quota-share reinsurance agreements whereby MICO ceded 75% (80% prior to 2008) of its business to West Bend. MICO and West Bend agreed to terminate the reinsurance agreement in effect at November 30, 2010 on a run-off basis. West Bend’s obligations related to all past reinsurance agreements with MICO remain in effect for all policies effective prior to December 1, 2010. West Bend and MICO entered into a trust agreement on December 1, 2010. Under the terms of the trust agreement, for the sole benefit of MICO, West Bend placed into trust assets with a fair value equal to the amount of unearned premiums and unpaid losses and loss adjustment expenses, reduced by any net premium balances not yet paid by MICO, that West Bend had assumed pursuant to such reinsurance agreements at November 30, 2010. The amount of assets required to be held in trust is adjustable monthly based upon the remaining net obligations of West Bend. West Bend may terminate the trust agreement on the earlier of December 1, 2020 or the date when the obligations of West Bend are equal to or less than $5.0 million. At December 31, 2011, West Bend’s net obligations under the reinsurance agreements were approximately $37.9 million, and the fair value of assets held in trust was approximately $43.0 million.

We recorded the MICO assets that we acquired and the MICO liabilities that we assumed at their estimated acquisition date fair value. The following table summarizes the estimated fair value of the net assets we acquired at the date of the MICO acquisition based on purchase price allocations:

(in thousands)
Assets acquired:
Investments	$68,693
Premiums receivable	27,803
Prepaid reinsurance premiums	25,054
Reinsurance receivable	83,818
Goodwill	4,703
Other intangible assets	958
Other	2,801

Total assets acquired	213,830

Liabilities assumed:
Losses and loss expenses	104,815
Unearned premiums	33,688
Reinsurance balances payable	16,899
Accrued expenses	9,990
Other	6,142

Total liabilities assumed	171,534

Net assets acquired	$42,296

We recorded goodwill of $4.7 million in connection with the MICO acquisition. The goodwill consists largely of economies of scale we expect to realize from integrating the operations of MICO with the operations of the Donegal Insurance Group and benefits we expect to derive from MICO’s relationships with its independent agents and policyholders. We have evaluated the goodwill for impairment during 2011. We will evaluate the goodwill for impairment annually or upon the occurrence of certain future events.

We intend to operate MICO as a subsidiary and continue to maintain its trade name for the foreseeable future. We have therefore established a trade name intangible asset in the amount of $958,000, which represents the estimated value of the future benefits we will derive from the continued use of the trade name. We will not amortize the trade name intangible asset because we have determined that the trade name intangible asset has an indefinite life. We have evaluated the trade name intangible asset for impairment during 2011. We will evaluate the trade name intangible asset for impairment annually or upon the occurrence of certain future events.

Our consolidated financial statements for the year ended December 31, 2010 include the operations of MICO from December 1, 2010, the date we acquired it. Effective on December 1, 2010, MICO entered into a 50% quota-share reinsurance agreement with third-party reinsurers and a 25% quota-share reinsurance agreement with Donegal Mutual to replace the 75% quota-share reinsurance agreement MICO maintained with West Bend through November 30, 2010. Donegal Mutual includes the business it assumes from MICO in its pooling agreement with Atlantic States. Our total revenues related to the operations of MICO and Atlantic States’ allocation with respect to Donegal Mutual’s quota-share reinsurance agreement for the period December 1, 2010 through December 31, 2010 were approximately $2.4 million. MICO’s results of operations for the period December 1, 2010 through December 31, 2010 did not significantly impact our consolidated net income for 2010.

The following table presents our unaudited pro forma historical results for the years ended December 31, 2010 and 2009 as if we had acquired MICO at January 1, 2009 and MICO had entered into a 25% quota-share reinsurance agreement with Donegal Mutual on that date:

	Year Ended December 31,
	2010	2009
	(in thousands, except per share data)
Total revenues	$458,231	$423,184
Income before income tax benefit	13,619	15,232
Income tax benefit	(741)	(146)
Net income	14,360	15,378
Class A earnings per share - basic and diluted	0.58	0.62
Class B earnings per share - basic and diluted	0.52	0.55

Significant pro forma income statement adjustments for the year ended December 31, 2009 included a $3.8 million decrease in premiums earned related to the recognition of the pro forma fair value adjustment associated with the net unearned premium liability at January 1, 2009. We have prepared the unaudited pro forma results above for comparative purposes only. These unaudited pro forma results are not necessarily indicative of the results of operations that actually would have resulted had the acquisition occurred at January 1, 2009, nor are the pro forma results necessarily indicative of future operating results.

5 - Investments

The amortized cost and estimated fair values of fixed maturities and equity securities at December 31, 2011 and 2010 are as follows:

	2011
Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,000,000	$53,990	$—	$1,053,990
Obligations of states and political subdivisions	56,965,959	2,857,005	—	59,822,964
Corporate securities	249,850	2,756	—	252,606
Residential mortgage-backed securities	273,810	18,986	9	292,787

Totals	$58,489,619	$2,932,737	$9	$61,422,347

	2011
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$59,431,789	$1,545,768	$—	$60,977,557
Obligations of states and political subdivisions	372,663,210	26,252,161	38,789	398,876,582
Corporate securities	62,836,703	1,805,109	528,163	64,113,649
Residential mortgage-backed securities	119,367,152	3,306,932	43,694	122,630,390

Fixed maturities	614,298,854	32,909,970	610,646	646,598,178
Equity securities	7,238,803	606,440	407,705	7,437,538

Totals	$621,537,657	$33,516,410	$1,018,351	$654,035,716

	2010
Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,000,000	$84,320	$—	$1,084,320
Obligations of states and political subdivisions	59,852,427	2,893,921	—	62,746,348
Corporate securities	3,246,980	25,027	—	3,272,007
Residential mortgage-backed securities	667,022	39,042	18	706,046

Totals	$64,766,429	$3,042,310	$18	$67,808,721

	2010
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$57,283,889	$484,282	$452,352	$57,315,819
Obligations of states and political subdivisions	388,091,036	6,838,193	5,300,094	389,629,135
Corporate securities	67,518,441	649,969	1,073,486	67,094,924
Residential mortgage-backed securities	88,409,620	1,850,670	453,967	89,806,323

Fixed maturities	601,302,986	9,823,114	7,279,899	603,846,201
Equity securities	2,503,565	7,693,231	35,182	10,161,614

Totals	$603,806,551	$17,516,345	$7,315,081	$614,007,815

At December 31, 2011, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $372.2 million and an amortized cost of $348.4 million. Our holdings also included special revenue bonds with an aggregate fair value of $86.5 million and an amortized cost of $81.0 million. With respect to both categories, we held no securities of any issuer that comprised more than 10% of the category at December 31, 2011. Education bonds and water and sewer utility bonds represented 59% and 17%, respectively, of our total investments in special revenue bonds based on their carrying values at December 31, 2011. Many of the issuers of the special revenue bonds we held at December 31, 2011 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held were similar to general obligation bonds.

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

We set forth below the amortized cost and estimated fair value of fixed maturities at December 31, 2011 by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Held to maturity
Due in one year or less	$749,850	$753,246
Due after one year through five years	33,359,535	34,879,334
Due after five years through ten years	24,106,424	25,496,980
Due after ten years	—	—
Residential mortgage-backed securities	273,810	292,787

Total held to maturity	$58,489,619	$61,422,347

Available for sale
Due in one year or less	$15,265,671	$15,431,492
Due after one year through five years	64,964,688	66,372,443
Due after five years through ten years	155,488,232	164,416,999
Due after ten years	259,213,111	277,746,854
Residential mortgage-backed securities	119,367,152	122,630,390

Total available for sale	$614,298,854	$646,598,178

The amortized cost of fixed maturities on deposit with various regulatory authorities at December 31, 2011 and 2010 amounted to $10,629,319 and $10,181,518, respectively.

Investments in affiliates consisted of the following at December 31, 2011 and 2010:

	2011	2010
DFSC	$31,857,246	$8,526,577
Other	465,000	465,000

Total	$32,322,246	$8,991,577

We account for investments in our affiliates using the equity method of accounting. Under this method, we record our investment at cost, with adjustments for our share of our affiliates’ earnings and losses as well as changes in our affiliates’ equity due to unrealized gains and losses. Our investments in affiliates include our 48.2% ownership interest in DFSC. In May 2011, DFSC merged with UNNF, with DFSC as the surviving company in the merger. Under the merger agreement, Province Bank FSB, which DFSC owned, and Union National Community Bank, which UNNF owned, also merged and began doing business as UCB. Donegal Mutual contributed $22.1 million and we contributed $20.6 million to DFSC as additional capital to facilitate the mergers. We, Donegal Mutual and DFSC have entered into a capital maintenance agreement with UCB, whereby we, Donegal Mutual and DFSC have agreed to make such capital contributions to UCB in the combined aggregate maximum amount that would not exceed $20.0 million as may be necessary from time to time to ensure that UCB has sufficient capital as demonstrated by UCB’s maintenance of certain capital ratios. At December 31, 2011, UCB had capital ratios substantially above the minimum requirements under the capital maintenance agreement.

We include our share of DFSC’s net income in our results of operations. We have compiled the following summary financial information for DFSC at December 31, 2011 and 2010 from the financial statements of DFSC.

	December 31,
	2011	2010
Balance sheets:
Total assets	$532,938,460	$99,118,459

Total liabilities	$466,940,425	$81,510,324
Stockholders’ equity	65,998,035	17,608,135

Total liabilities and stockholders’ equity	$532,938,460	$99,118,459

	Year Ended December 31,
	2011	2010	2009
Income statements:
Net income (loss)	$4,196,054	$(556,528)	$1,001,118

Other comprehensive income (loss) in our statements of comprehensive income includes net unrealized gains (losses) of $479,401, ($32,129) and $93,647 for 2011, 2010 and 2009, respectively, representing our share of DFSC’s unrealized investment gains or losses.

Other investment in affiliates represents our investment in statutory trusts that hold our subordinated debentures that we discuss in Note 10 - Borrowings.

We derive net investment income, consisting primarily of interest and dividends, from the following sources:

	2011	2010	2009
Fixed maturities	$25,044,316	$23,995,220	$24,458,118
Equity securities	162,934	42,869	69,287
Short-term investments	57,296	91,665	199,735
Other	48,588	46,095	47,514

Investment income	25,313,134	24,175,849	24,774,654
Investment expenses	(4,454,955)	(4,226,135)	(4,144,071)

Net investment income	$20,858,179	$19,949,714	$20,630,583

We present below gross realized gains and losses from investments and the change in the difference between fair value and cost of investments:

	2011	2010	2009
Gross realized gains:
Fixed maturities	$4,959,707	$4,136,455	$2,654,648
Equity securities	8,760,511	1,791,585	2,179,331

	13,720,218	5,928,040	4,833,979

Gross realized losses:
Fixed maturities	163,316	533,918	102,143
Equity securities	1,275,635	998,402	252,278

	1,438,951	1,532,320	354,421

Net realized gains	$12,281,267	$4,395,720	$4,479,558

Change in difference between fair value and cost of investments:
Fixed maturities	$29,646,545	$(11,571,194)	$18,779,926
Equity securities	(7,459,314)	1,547,487	3,154,823

Totals	$22,187,231	$(10,023,707)	$21,934,749

We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at December 31, 2011 as follows:

	Less than 12 months		12 months or longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$—	$—	$—	$—
Obligations of states and political subdivisions	1,638,135	17,390	540,062	21,400
Corporate securities	10,101,753	528,164	—	—
Residential mortgage-backed securities	7,411,682	43,692	626	9
Equity securities	4,083,863	407,705	—	—

Totals	$23,235,433	$996,951	$540,688	$21,409

We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at December 31, 2010 as follows:

	Less than 12 months		12 months or longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$23,901,400	$452,352	$—	$—
Obligations of states and political subdivisions	171,609,617	5,208,910	1,406,325	91,184
Corporate securities	44,101,089	1,061,972	490,970	11,514
Residential mortgage-backed securities	35,930,054	453,967	750	18
Equity securities	313,888	35,182	—	—

Totals	$275,856,048	$7,212,383	$1,898,045	$102,716

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we write down the investment to its fair value, and we reflect the amount of the write-down as a realized loss in our results of operations when we consider the decline in value of an individual investment to be other than temporary. We individually monitor all investments for other-than-temporary declines in value. Generally, we assume there has been an other-than-temporary decline in value if an individual equity security has depreciated in value by more than 20% of original cost and has been in such an unrealized loss position for more than six months. We held 12 equity securities that were in an unrealized loss position at December 31, 2011. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we considered these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, company or geographic events that have negatively impacted the value of a security and rating agency downgrades. We held 21 debt securities that were in an unrealized loss position at December 31, 2011. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary.

We did not recognize any impairment losses in 2011, 2010 or 2009. We had no sales or transfers from the held to maturity portfolio in 2011, 2010 or 2009. We have no derivative instruments or hedging activities.

6 - Fair Value Measurements

We account for financial assets using a framework that establishes a hierarchy that ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and we classify financial assets and liabilities carried at fair value in one of the following three categories:

Level 1 - quoted prices in active markets for identical assets and liabilities;

Level 2 - directly or indirectly observable inputs other than Level 1 quoted prices; and

Level 3 - unobservable inputs not corroborated by market data.

For investments that have quoted market prices in active markets, we use the quoted market price as fair value and include these investments in Level 1 of the fair value hierarchy. We classify publicly traded equity securities as Level 1. When quoted market prices in active markets are not available, we base fair values on quoted market prices of comparable instruments or price estimates we obtain from independent pricing services through a bank trustee. We classify our fixed maturity investments as Level 2. Our fixed maturity investments consist of U.S. Treasury securities and obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, corporate securities and residential mortgage-backed securities.

We reclassified one equity security to Level 3 during 2009. We utilized a fair value model that incorporated significant other unobservable inputs, such as estimated volatility, to estimate the equity security’s fair value. We were restricted from selling certain shares we obtained in the initial public offering for a period of 18 to 24 months, and the fair value we determined at December 31, 2010 reflected this selling restriction. During 2011, the restriction period expired for our holdings and we transferred the equity security from Level 3 to Level 1.

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. We generally obtain one price per security. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates obtained are representative of fair values based upon their general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security type and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At December 31, 2011 and 2010, we received one estimate per security from one of the pricing services, and we priced all but an insignificant amount of our Level 1 and Level 2 investments using those prices. In our review of the estimates provided by the pricing services at December 31, 2011 and 2010, we did not identify any discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

We present our cash and short-term investments at estimated fair value. The carrying values in the balance sheet for premiums receivable and reinsurance receivables and payables for premiums and paid losses and loss expenses approximate their fair values. The carrying amounts reported in the balance sheet for our borrowings under our line of credit and our subordinated debentures approximate their fair values.

We evaluate our assets and liabilities on a regular basis to determine the appropriate level at which to classify them for each reporting period. Based on our review of the methodology and summary of inputs used by the pricing services, we have concluded that our Level 1 and Level 2 investments were classified properly at December 31, 2011 and 2010.

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at December 31, 2011:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$60,977,557	$—	$60,977,557	$—
Obligations of states and political subdivisions	398,876,582	—	398,876,582	—
Corporate securities	64,113,649	—	64,113,649	—
Residential mortgage-backed securities	122,630,390	—	122,630,390	—
Equity securities	7,437,538	6,178,136	1,259,402	—

Totals	$654,035,716	$6,178,136	$647,857,580	$—

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at December 31, 2010:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$57,315,820	$—	$57,315,820	$—
Obligations of states and political subdivisions	389,629,135	—	389,629,135	—
Corporate securities	67,094,923	—	67,094,923	—
Residential mortgage-backed securities	89,806,323	—	89,806,323	—
Equity securities	10,161,614	1,152,250	1,436,476	7,572,888

Totals	$614,007,815	$1,152,250	$605,282,677	$7,572,888

The following table presents a roll forward of the significant unobservable inputs for our Level 3 equity securities for 2011 and 2010:

	2011	2010
Balance, January 1	$7,572,888	$6,231,654
Reclassification to Level 1	(8,175,000)	—
Change in net unrealized gains	602,112	1,341,234

Balance, December 31	$—	$7,572,888

7 - Deferred Policy Acquisition Costs

Changes in our insurance subsidiaries’ deferred policy acquisition costs are as follows:

	2011	2010	2009
Balance, January 1	$34,445,579	$32,844,179	$29,541,281
Acquisition costs deferred	70,550,376	67,955,400	63,594,898
Amortization charged to earnings	(68,571,000)	(66,354,000)	(60,292,000)

Balance, December 31	$36,424,955	$34,445,579	$32,844,179

8 - Property and Equipment

Property and equipment at December 31, 2011 and 2010 consisted of the following:

	2011	2010	Estimated Useful Life
Office equipment	$8,347,493	$8,324,930	5-15 years
Automobiles	2,111,218	1,966,152	3 years
Real estate	5,016,722	5,016,722	15-50 years
Software	2,316,617	2,518,826	5 years

	17,792,050	17,826,630
Accumulated depreciation	(11,637,667)	(10,757,544)

	$6,154,383	$7,069,086

Depreciation expense for 2011, 2010 and 2009 amounted to $1.0 million, $1.2 million and $1.0 million, respectively.

9 - Liability for Losses and Loss Expenses

The establishment of an appropriate liability for losses and loss expenses is an inherently uncertain process, and we can provide no assurance that our insurance subsidiaries’ ultimate liability will not exceed their loss and loss expense reserves and have an adverse effect on our results of operations and financial condition. Furthermore, we cannot predict the timing, frequency and extent of adjustments to our insurance subsidiaries’ estimated future liabilities, since the historical conditions and events that serve as a basis for our insurance subsidiaries’ estimates of ultimate claim costs may change. As is the case for substantially all property and casualty insurance companies, our insurance subsidiaries have found it necessary in the past to increase their estimated future liabilities for losses and loss expenses in certain periods, and, in other periods, their estimates have exceeded their actual liabilities. Changes in our insurance subsidiaries’ estimate of their liability for losses and loss expenses generally reflect actual payments and their evaluation of information received since the prior reporting date.

We summarize activity in our insurance subsidiaries’ liability for losses and loss expenses as follows:

	2011	2010	2009
Balance at January 1	$383,318,672	$263,598,844	$239,809,276
Less reinsurance recoverable	(165,422,373)	(83,336,726)	(78,502,518)

Net balance at January 1	217,896,299	180,262,118	161,306,758

Acquisition of MICO	—	26,960,063	—

Incurred related to:
Current year	340,671,237	277,193,930	241,012,436
Prior years	(168,460)	(2,885,072)	9,822,960

Total incurred	340,502,777	274,308,858	250,835,396

Paid related to:
Current year	219,183,102	179,069,304	152,292,967
Prior years	96,201,195	84,565,436	79,587,069

Total paid	315,384,297	263,634,740	231,880,036

Net balance at December 31	243,014,779	217,896,299	180,262,118
Plus reinsurance recoverable	199,392,836	165,422,373	83,336,726

Balance at December 31	$442,407,615	$383,318,672	$263,598,844

Our insurance subsidiaries recognized a (decrease) increase in their liability for losses and loss expenses of prior years of ($168,460), ($2.9) million and $9.8 million in 2011, 2010 and 2009, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy, key reserving assumptions or claims management personnel, and have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in these years. The 2011 development represented an immaterial percentage of the December 31, 2010 net carried reserves. The 2010 development represented 1.6% of the December 31, 2009 net carried reserves and resulted primarily from lower-than-expected severity in the private passenger automobile liability and homeowners lines of business in accident years prior to 2009. The 2009 development represented 6.0% of the December 31, 2008 net carried reserves and resulted primarily from higher-than-expected severity in the private passenger automobile liability, homeowners and workers’ compensation lines of business in accident year 2008.

10 - Borrowings

Line of Credit

In June 2011, we renewed our existing credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a $60.0 million unsecured, revolving line of credit that expires in July 2014. We have the right to request a one-year extension of the credit agreement as of each anniversary date of the agreement. In December 2010 and March 2011, we borrowed $35.0 million and $3.5 million, respectively, in connection with our acquisition of MICO. In May 2011, we borrowed $19.0 million in connection with the merger of UNNF with and into DFSC. At December 31, 2011, we had $54.5 million in outstanding borrowings and had the ability to borrow an additional $5.5 million at an interest rate equal to M&T’s current prime rate or the then current LIBOR rate plus between 1.75% and 2.25%, depending on our leverage ratio. The interest rate on our outstanding borrowings is adjustable quarterly. At December 31, 2011, the interest rate on our outstanding borrowings was 2.28%. We pay a fee of 0.2% per annum on the loan commitment amount regardless of usage. The credit agreement requires our compliance with certain covenants, which include maintaining minimum levels of our net worth, leverage ratio and statutory surplus and the A.M. Best ratings of our insurance subsidiaries. With the exception of a requirement that we maintain a minimum interest coverage ratio, we complied with all requirements of the credit agreement during the year ended December 31, 2011. M&T waived the minimum interest coverage ratio requirement at December 31, 2011. Assuming no material increase in the interest rate on our outstanding borrowings, we must achieve a minimum of approximately $4.5 million in earnings before interest and taxes for the first quarter of 2012 in order to comply with the minimum interest coverage ratio requirement as of March 31, 2012. Assuming no material increase in the interest rate on our outstanding borrowings, we must achieve a minimum of approximately $18.2 million in earnings before interest and taxes for the full year of 2012 in order to comply with the minimum interest coverage ratio requirement as of December 31, 2012.

MICO has an agreement with the Federal Home Loan Bank (“FHLB”) of Indianapolis. Through its membership, MICO issued debt to the FHLB of Indianapolis in exchange for cash advances in the amount of $617,371 at December 31, 2010. The interest rate on the advances is variable and was .50% at December 31, 2010. MICO repaid the advances during 2011. The table below presents the amount of FHLB of Indianapolis stock purchased, collateral pledged and assets related to MICO’s agreement at December 31, 2011.

FHLB stock purchased and owned as part of the agreement	$125,000
Collateral pledged, at par (carrying value $3,139,987)	3,450,000
Borrowing capacity currently available	2,991,405

Subordinated Debentures

On October 29, 2003, we received $10.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on October 29, 2033 and are callable at our option, at par. The debentures carry an interest rate equal to the three-month LIBOR rate plus 3.85%, which is adjustable quarterly. At December 31, 2011, the interest rate on these debentures was 4.28% and was next subject to adjustment on January 29, 2012. At December 31, 2011 and 2010, our consolidated balance sheets included an investment in a statutory trust of $310,000 and subordinated debentures of $10.3 million related to this transaction.

On May 24, 2004, we received $5.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on May 24, 2034 and are callable at our option, at par. The debentures carry an interest rate equal to the three-month LIBOR rate plus 3.85%, which is adjustable quarterly. At December 31, 2011, the interest rate on these debentures was 4.36% and was next subject to adjustment on February 24, 2012. At December 31, 2011 and 2010, our consolidated balance sheets included an investment in a statutory trust of $155,000 and subordinated debentures of $5.2 million related to this transaction.

In January 2002, West Bend purchased a surplus note from MICO for $5.0 million to increase MICO’s statutory surplus. On December 1, 2010, Donegal Mutual purchased the surplus note from West Bend at face value. The surplus note carries an interest rate of 5.00%, and any repayment of principal or interest requires prior insurance regulatory approval. Upon receipt of regulatory approval, MICO paid $250,000 in interest to Donegal Mutual during 2011.

11 - Reinsurance

Unaffiliated Reinsurers

Our insurance subsidiaries and Donegal Mutual purchase certain third-party reinsurance on a combined basis. Le Mars, MICO, Peninsula and Sheboygan also have separate third-party reinsurance programs that provide certain coverage that is commensurate with their relative size and exposures. Our insurance subsidiaries use several different reinsurers, all of which, consistent with the requirements of our insurance subsidiaries and Donegal Mutual, have an A.M. Best rating of A- (Excellent) or better or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A- rating from A.M. Best. The external reinsurance our insurance subsidiaries and Donegal Mutual purchase includes “excess of loss reinsurance,” under which their losses are automatically reinsured, through a series of contracts, over a set retention (generally $1.0 million for 2012 and $750,000 prior to 2012), and “catastrophic reinsurance,” under which they recover, through a series of contracts, 90% to 100% of an accumulation of many losses resulting from a single event, including natural disasters, over a set retention (generally $5.0 million). Our insurance subsidiaries’ principal third party reinsurance agreement in 2011 was a multi-line per risk excess of loss treaty that provided 100% coverage up to $1.0 million for both property and liability losses over the set retention of $750,000. For property insurance, our insurance subsidiaries also had excess of loss treaties that provided for additional coverage over the multi-line treaty up to $5.0 million per loss. For liability insurance, our insurance subsidiaries had excess of loss treaties that provided for additional coverage over the multi-line treaty up to $40.0 million per occurrence. For workers’ compensation insurance, our insurance subsidiaries had excess of loss treaties that provided for additional coverage over the multi-line treaty up to $10.0 million on any one life. Our insurance subsidiaries and Donegal Mutual had property catastrophe coverage through a series of layered treaties up to aggregate losses of $135.0 million for any single event. As many as 20 reinsurers provided coverage on any one treaty with no reinsurer taking more than 27.0% of any one treaty. The amount of coverage provided under each of these types of reinsurance depends upon the amount, nature, size and location of the risks being reinsured. Donegal Mutual and our insurance subsidiaries also purchased facultative reinsurance to cover exposures from losses that exceeded the limits provided by our respective treaty reinsurance.

Through December 1, 2010, MICO and West Bend were parties to quota-share reinsurance agreements whereby MICO ceded 75% of its business to West Bend. MICO and West Bend agreed to terminate the reinsurance agreement in effect at November 30, 2010 on a run-off basis. West Bend’s obligations related to all past reinsurance agreements with MICO remain in effect for all policies effective prior to December 1, 2010 as we discuss in Note 4-Business Combinations.

The following amounts represent ceded reinsurance transactions with unaffiliated reinsurers during 2011, 2010 and 2009:

	2011	2010	2009
Premiums written	$80,265,127	$24,357,938	$19,758,224
Premiums earned	88,297,408	26,551,687	19,870,265
Losses and loss expenses	82,836,893	19,764,441	6,796,388
Prepaid reinsurance premiums	28,054,302	26,991,912	1,985,821
Liability for losses and loss expenses	106,231,527	92,945,915	22,692,993

Total Reinsurance

The following amounts represent our total ceded reinsurance transactions with both affiliated and unaffiliated reinsurers during 2011, 2010 and 2009:

	2011	2010	2009
Premiums earned	$242,186,814	$144,554,336	$127,203,132
Losses and loss expenses	216,776,966	111,080,953	87,129,668
Prepaid reinsurance premiums	106,450,018	89,365,771	56,040,728
Liability for losses and loss expenses	199,392,836	165,442,373	83,336,726

The following amounts represent the effect of reinsurance on premiums written for 2011, 2010 and 2009:

	2011	2010	2009
Direct	$397,810,566	$279,627,255	$250,989,795
Assumed	306,416,861	262,574,572	244,046,312
Ceded	(250,176,390)	(150,679,539)	(131,807,381)

Net premiums written	$454,051,037	$391,522,288	$363,228,726

The following amounts represent the effect of reinsurance on premiums earned for 2011, 2010 and 2009:

	2011	2010	2009
Direct	$385,737,801	$269,394,549	$246,074,766
Assumed	287,919,197	253,189,916	236,153,843
Ceded	(242,186,814)	(144,554,336)	(127,203,132)

Net premiums earned	$431,470,184	$378,030,129	$355,025,477

12 - Income Taxes

Our provision for income tax consists of the following:

	2011	2010	2009
Current	$(1,269,775)	$757,400	$3,096,798
Deferred	(5,922,491)	(2,380,430)	(1,250,187)

Federal tax (benefit) provision	$(7,192,266)	$(1,623,030)	$1,846,611

Our effective tax rate is different from the amount computed at the statutory federal rate of 35% for 2011, 2010 and 2009. The reasons for such difference and the related tax effects are as follows:

	2011	2010	2009
(Loss) income before income taxes	$(6,739,313)	$9,844,149	$20,676,689

Computed “expected” taxes	(2,358,760)	3,445,452	7,236,841
Tax-exempt interest	(6,038,463)	(6,183,795)	(6,237,961)
Dividends received deduction	(32,056)	(996)	(17,574)
Proration	905,326	923,071	934,428
Other, net	331,687	193,238	(69,123)

Federal income tax (benefit) provision	$(7,192,266)	$(1,623,030)	$1,846,611

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets:
Unearned premium	$16,113,291	$14,826,320
Loss reserves	7,339,644	6,954,685
Net operating loss carryforward	4,473,462	—
Net operating loss carryforward - Le Mars	2,191,532	2,497,122
Alternative minimum tax credit carryforward	4,294,879	4,010,345
Other	634,885	1,508,336

Total gross deferred assets	35,047,693	29,796,808
Less valuation allowance	(440,778)	(746,368)

Net deferred tax assets	34,606,915	29,050,440

Deferred tax liabilities:
Deferred policy acquisition costs	12,750,631	13,204,370
Net unrealized gains	11,711,531	3,649,494
Other	225,033	208,407

Total gross deferred tax liabilities	24,687,195	17,062,271

Net deferred tax asset	$9,919,720	$11,988,169

We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of the tax asset. At December 31, 2011 and 2010, we established a valuation allowance of $440,778 and $746,368, respectively, related to a portion of the net operating loss carryforward of Le Mars that we acquired on January 1, 2004. We have determined that we are not required to establish a valuation allowance for the other net deferred tax assets of $34.6 million and $29.1 million at December 31, 2011 and 2010, respectively, since it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income, carrybacks to taxable income in prior years and the implementation of tax-planning strategies.

At December 31, 2011, we have a net operating loss carryforward of $12.8 million, which is available to offset our taxable income. This amount will expire in 2031 if not utilized. The net operating loss carryforward of $6.3 million from Le Mars will begin to expire in 2020 if not utilized and is subject to an annual limitation of approximately $376,000. We also have an alternative minimum tax credit carryforward of $4.3 million with an indefinite life.

13 - Stockholders’ Equity

On April 19, 2001, our stockholders approved an amendment to our certificate of incorporation. Among other things, the amendment reclassified our common stock as Class B common stock and effected a one-for-three reverse split of our Class B common stock effective April 19, 2001. The amendment also authorized a new class of common stock with one-tenth of a vote per share designated as Class A common stock. Our board of directors also declared a dividend of two shares of Class A common stock for each share of Class B common stock, after the one-for-three reverse split, held of record at the close of business April 19, 2001.

Each share of Class A common stock outstanding at the time of the declaration of any dividend or other distribution payable in cash upon the shares of Class B common stock is entitled to a dividend or distribution payable at the same time and to stockholders of record on the same date in an amount at least 10% greater than any dividend declared upon each share of Class B common stock. In the event of our merger or consolidation with or into another entity, the holders of Class A common stock and the holders of Class B common stock are entitled to receive the same per share consideration in such merger or consolidation. In the event of our liquidation, dissolution or winding-up, any assets available to common stockholders will be distributed pro-rata to the holders of Class A common stock and Class B common stock after payment of all of our obligations.

In February 2009, our board of directors authorized a share repurchase program, pursuant to which we may purchase up to 300,000 shares of our Class A common stock at market prices prevailing from time to time in the open market subject to the provisions of Securities and Exchange Commission Rule 10b-18 and in privately negotiated transactions. We purchased 119,257 and 9,702 shares of our Class A common stock under this program during 2011 and 2010, respectively. At December 31, 2011, we had the authority to purchase 163,372 shares under this program.

At December 31, 2011, our treasury stock consisted of 781,558 and 72,465 shares of Class A common stock and Class B common stock, respectively. At December 31, 2010, our treasury stock consisted of 662,301 and 72,465 shares of Class A common stock and Class B common stock, respectively.

14 - Stock Compensation Plans

Equity Incentive Plans

During 1996, we adopted an Equity Incentive Plan for Employees. During 2001, we adopted a nearly identical plan that made a total of 2,666,667 shares of Class A common stock available for issuance to employees of our subsidiaries and affiliates. During 2005, we amended the plan to make a total of 4,000,000 shares of Class A common stock available for issuance. During 2007, we adopted a nearly identical plan that made a total of 3,500,000 shares of Class A common stock available for issuance to employees of our subsidiaries and affiliates. During 2011, we adopted a nearly identical plan that made a total of 3,500,000 shares of Class A common stock available for issuance to employees of our subsidiaries and affiliates. Each plan provides for the granting of awards by our board of directors in the form of stock options, stock appreciation rights, restricted stock or any combination of the above. The plans provide that stock options may become exercisable up to ten years from date of grant, with an option price not less than fair market value on date of grant. We have not granted any stock appreciation rights.

During 1996, we adopted an Equity Incentive Plan for Directors. During 2001, we adopted a nearly identical plan that made 355,556 shares of Class A common stock available for issuance to our directors and those of our subsidiaries and affiliates. During 2007, we adopted a nearly identical plan that made 400,000 shares of Class A common stock available for issuance to our directors and the directors of our subsidiaries and affiliates. During 2011, we adopted a nearly identical plan that made 400,000 shares of Class A common stock available for issuance to our directors and the directors of our subsidiaries and affiliates. We may make awards in the form of stock options. The plan also provides for the issuance of 400 shares of restricted stock to each director on the first business day of January in each year. At December 31, 2011, we had 521,500 unexercised options under these plans. In addition, we issued 5,598, 5,598 and 4,665 shares of restricted stock on January 2, 2011, 2010 and 2009, respectively.

We measure all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and record such expense in our results of operations. In determining the expense we record for stock options granted to directors and employees of our subsidiaries and affiliates other than Donegal Mutual, we estimate the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The significant assumptions we utilize in applying the Black-Scholes option pricing model are the risk-free interest rate, expected term, dividend yield and expected volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected term used as the assumption in the model. We base the expected term of an option award on our historical experience of similar awards. We determine the dividend yield by dividing the per share dividend by the grant date stock price. We base the expected volatility on the volatility of our stock price over a historical period comparable to the expected term.

The weighted-average grant date fair value of options granted during 2011 was $1.90. We calculated this fair value based upon a risk-free interest rate of .75%, expected life of 5 years, expected volatility of 31% and expected dividend yield of 4%.

The weighted-average grant date fair value of options granted during 2010 was $1.26. We calculated this fair value based upon a risk-free interest rate of 1.04%, expected life of 3 years, expected volatility of 29% and expected dividend yield of 4%.

The weighted-average grant date fair value of options granted during 2009 was $1.63. We calculated this fair value based upon a risk-free interest rate of 1.50%, expected life of 3 years, expected volatility of 24% and expected dividend yield of 3%.

We charged compensation expense for our stock compensation plans against income before income taxes of $283,811, $46,733 and $232,872 for the years ended December 31, 2011, 2010 and 2009, respectively, with a corresponding income tax benefit of $96,496, $15,889 and $79,176. At December 31, 2011 and 2010, our total unrecognized compensation cost related to non-vested share-based compensation granted under the plan was $929,679 and $255,105, respectively. We expect to recognize this cost over a weighted average period of 7.6 years.

We account for share-based compensation to employees and directors of Donegal Mutual as share-based compensation to employees of a controlling entity. As such, we measure the fair value of the award at the grant date and recognize the fair value as a dividend to the controlling entity. These provisions apply to options granted to the employees and directors of Donegal Mutual, the employer of record for the employees that provide services to us. We recorded implied dividends of $2,283,860, $1,309,734 and $62,991 for the years ended December 31, 2011, 2010 and 2009, respectively.

We did not receive any cash from option exercises in 2011, 2010 or 2009. All options issued prior to 2001 converted to options on Class A and Class B common stock as a result of our recapitalization. No further shares are available for plans in effect prior to 2011.

Information regarding activity in our stock option plans follows:

	Number of Options	Weighted- Average Exercise Price Per Share
Outstanding at December 31, 2008	3,422,432	$17.98
Granted - 2009	5,000	17.50
Forfeited - 2009	(137,333)	17.97

Outstanding at December 31, 2009	3,290,099	17.98
Granted - 2010	1,787,500	14.00
Forfeited - 2010	(15,500)	15.69
Expired - 2010	(1,063,432)	15.76

Outstanding at December 31, 2010	3,998,667	16.80
Granted - 2011	2,321,000	12.52
Forfeited - 2011	(52,000)	15.63
Expired - 2011	(958,667)	21.00

Outstanding at December 31, 2011	5,309,000	$14.18

Exercisable at:
December 31, 2009	2,451,556	$17.74

December 31, 2010	1,805,751	$18.13

December 31, 2011	1,821,333	$16.42

Shares available for future option grants at December 31, 2011 total 1,585,000 shares under all plans.

The following table summarizes information about fixed stock options at December 31, 2011:

Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life	Number of Options Exercisable
$12.50	2,295,000	10.0 years	—
14.00	1,776,000	4.0 years	585,333
15.00	3,000	4.0 years	1,000
17.50	1,211,500	1.5 years	1,211,500
18.70	3,000	1.5 years	3,000
21.00	20,500	1.0 year	20,500

Total	5,309,000		1,821,333

Employee Stock Purchase Plans

During 1996, we adopted an Employee Stock Purchase Plan. During 2001, we adopted a nearly identical plan that made 533,333 shares of Class A common stock available for issuance. During 2011, we adopted a nearly identical plan that made 300,000 shares of Class A common stock available for issuance

The 2011 plan extends over a 10-year period and provides for shares to be offered to all eligible employees at a purchase price equal to the lesser of 85% of the fair market value of our Class A common stock on the last day before the first day of each enrollment period (June 1 and December 1 of each year) under the plan or 85% of the fair market value of our common stock on the last day of each subscription period (June 30 and December 31 of each year).

A summary of plan activity follows:

	Shares Issued
	Price	Shares
January 1, 2009	$14.25	10,770
July 1, 2009	12.93	11,304
January 1, 2010	12.85	11,717
July 1, 2010	10.45	12,403
January 1, 2011	11.02	13,243
July 1, 2011	10.88	11,371

On January 1, 2012, we issued an additional 10,523 shares at a price of $11.91 per share under this plan.

Agency Stock Purchase Plans

During 1996, we adopted an Agency Stock Purchase Plan. During 2001, we adopted a nearly identical plan that made 533,333 shares of Class A common stock available for issuance. During 2011, we adopted a nearly identical plan that made 300,000 shares of Class A common stock available for issuance. The plan provides for agents of our insurance subsidiaries and Donegal Mutual to invest up to $12,000 per subscription period (April 1 to September 30 and October 1 to March 31 of each year) under various methods. We issue stock at the end of each subscription period at a price equal to 90% of the average market price during the last ten trading days of each subscription period. During 2011, 2010 and 2009, we issued 66,260, 56,879 and 48,427 shares, respectively, under this plan. Expense recognized under the plan was not material.

15 - Statutory Net Income, Capital and Surplus and Dividend Restrictions

The following is selected information, as filed with insurance regulatory authorities, for our insurance subsidiaries as determined in accordance with accounting practices prescribed or permitted by such insurance regulatory authorities:

	2011	2010	2009
Atlantic States:
Statutory capital and surplus	$173,505,872	$191,775,057	$189,679,919
Statutory unassigned surplus	113,497,280	131,817,978	133,732,099
Statutory net (loss) income	(7,729,040)	11,002,447	12,445,231
Southern:
Statutory capital and surplus	60,876,093	63,609,630	64,519,825
Statutory unassigned surplus	9,364,037	12,612,044	15,402,239
Statutory net income (loss)	1,795,195	(2,083,206)	(1,017,998)
Le Mars:
Statutory capital and surplus	24,720,327	25,539,580	28,288,730
Statutory unassigned surplus	11,373,158	12,485,531	15,277,563
Statutory net (loss) income	(1,661,327)	(3,166,242)	716,138
Peninsula:
Statutory capital and surplus	40,744,215	41,932,367	38,986,329
Statutory unassigned surplus	22,601,043	23,580,784	20,832,470
Statutory net income	1,210,247	2,336,947	1,023,349
Sheboygan:
Statutory capital and surplus	10,800,499	11,671,405	11,857,971
Statutory unassigned (deficit) surplus	(1,437,493)	(479,140)	(243,626)
Statutory net (loss) income	(1,237,478)	(286,613)	588,098
MICO:
Statutory capital and surplus	39,264,423	37,343,663	33,942,137
Statutory unassigned surplus	12,689,880	10,240,870	6,689,663
Statutory net income	2,889,619	3,026,178	2,589,784

Our principal source of cash for payment of dividends are dividends from our insurance subsidiaries. State insurance laws require our insurance subsidiaries to maintain certain minimum capital and surplus on a statutory basis. Our insurance subsidiaries are subject to regulations that restrict payment of dividends from statutory surplus and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk based capital (RBC) requirements that may further impact their ability to pay dividends. At December 31, 2011, our insurance subsidiaries had statutory capital and surplus substantially above the RBC requirements. Amounts available for distribution to us as dividends from our insurance subsidiaries without prior approval of insurance regulatory authorities in 2012 are $17,350,587 from Atlantic States, $1,795,195 from Southern, $2,472,033 from Le Mars, $4,074,422 from Peninsula, $0 from Sheboygan and $3,926,442 from MICO.

16 - Reconciliation of Statutory Filings to Amounts Reported Herein

Our insurance subsidiaries must file financial statements with state insurance regulatory authorities using accounting principles and practices established by those authorities, which we refer to as statutory accounting principles (“SAP”). Accounting principles used to prepare these statutory financial statements differ from those used to prepare financial statements on the basis of generally accepted accounting principles.

Reconciliations of statutory net income and capital and surplus, as determined using SAP, to the amounts included in the accompanying financial statements are as follows:

	$(000,000,000)	$(000,000,000)	$(000,000,000)
	Year Ended December 31,
	2011	2010	2009
Statutory net (loss) income of insurance subsidiaries	$(4,732,784)	$9,163,680	$13,754,818
Increases (decreases):
Deferred policy acquisition costs	1,979,376	1,601,400	3,302,898
Deferred federal income taxes	5,922,490	2,380,430	1,250,187
Salvage and subrogation recoverable	1,273,000	748,000	542,000
Amortization of MICO fair value adjustments	(3,275,777)	(597,643)	—
Consolidating eliminations and adjustments	(15,080,164)	(12,178,977)	(13,521,106)
Parent-only net income	14,366,812	10,350,289	13,501,281

Net income as reported herein	$452,953	$11,467,179	$18,830,078

	$(000,000,000)	$(000,000,000)	$(000,000,000)
	Year Ended December 31,
	2011	2010	2009
Statutory capital and surplus of insurance subsidiaries	$349,911,429	$371,871,702	$333,332,774
Increases (decreases):
Deferred policy acquisition costs	36,424,955	34,445,579	32,844,179
Deferred federal income taxes	(21,007,223)	(14,834,855)	(15,676,995)
Salvage and subrogation recoverable	11,228,000	9,955,000	9,207,000
Non-admitted assets and other adjustments, net	1,478,988	4,889,231	2,913,878
Fixed maturities	33,165,065	4,430,879	13,135,848
Parent-only equity and other adjustments	(27,749,622)	(30,654,726)	9,749,015

Stockholders’ equity as reported herein	$383,451,592	$380,102,810	$385,505,699

17 - Supplementary Cash Flow Information

The following reflects net income taxes and interest paid during 2011, 2010 and 2009:

	$(000,000,000)	$(000,000,000)	$(000,000,000)
	2011	2010	2009
Income taxes	$324,291	$1,100,000	$1,307,418
Interest	1,793,366	705,210	1,828,278

During 2009, we paid interest and penalties in the amount of $974,204 related to a premium tax litigation settlement. We recorded this amount as interest expense in accordance with our accounting policy.

18 - Earnings Per Share

We have two classes of common stock, which we refer to as Class A common stock and Class B common stock. Our Class A common stock is entitled to cash dividends that are at least 10% higher than the cash dividends declared and paid on our Class B common stock. Accordingly, we use the two-class method for the computation of earnings per common share. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of common stock based on dividends declared and an allocation of remaining undistributed earnings using a participation percentage reflecting the dividend rights of each class.

We present below a reconciliation of the numerators and denominators we used in the basic and diluted per share computations for our Class A common stock:

	Year Ended December 31,
(dollars in thousands, except per share data)	2011	2010	2009
Basic earnings per share:
Numerator:
Allocation of net income	$390	$9,183	$15,049

Denominator:
Weighted-average shares outstanding	19,997,146	19,961,274	19,903,069

Basic earnings per share	$0.02	$0.46	$0.76

Diluted earnings per share:
Numerator:
Allocation of net income	$390	$9,183	$15,049

Denominator:
Number of shares used in basic computation	19,997,146	19,961,274	19,903,069
Weighted-average effect of dilutive securities
Add: Director and employee stock options	36,499	17,794	—

Number of shares used in per share computations	20,033,645	19,979,068	19,903,069

Diluted earnings per share	$0.02	$0.46	$0.76

We used the following information in the basic and diluted per share computations for our Class B common stock:

	Year Ended December 31,
(dollars in thousands, except per share data)	2011	2010	2009
Basic and diluted earnings per share:
Numerator:
Allocation of net income	$63	$2,284	$3,781

Denominator:
Weighted-average shares outstanding	5,576,775	5,576,775	5,576,775

Basic and diluted earnings per share	$0.01	$0.41	$0.68

During 2011, 2010 and 2009, we did not include certain options to purchase shares of common stock in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price. The following reflects such options that remained outstanding at December 31, 2011, 2010 and 2009:

	2011	2010	2009
Options excluded from diluted earnings per share	1,238,000	2,219,167	3,290,099

19 - Condensed Financial Information of Parent Company

Condensed Balance Sheets

(in thousands)

December 31,	2011	2010
Assets
Investment in subsidiaries/affiliates (equity method)	$445,795	$422,144
Short-term investments	9,258	15,695
Cash	684	841
Property and equipment	1,224	1,309
Other	381	1,078

Total assets	$457,342	$441,067

Liabilities and Stockholders’ Equity
Liabilities
Cash dividends declared to stockholders	$2,996	$2,871
Borrowings under line of credit	54,500	35,000
Subordinated debentures	15,465	15,465
Payable for the purchase of MICO	—	7,207
Other	930	421

Total liabilities	73,891	60,964

Stockholders’ equity	383,451	380,103

Total liabilities and stockholders’ equity	$457,342	$441,067

Condensed Statements of Income and Comprehensive Income

(in thousands)

Year Ended December 31,	2011	2010	2009
Statements of Income
Revenues
Dividends from subsidiaries	$16,000	$12,000	$14,000
Other	2,995	701	1,476

Total revenues	18,995	12,701	15,476

Expenses
Operating expenses	2,392	2,060	1,490
Interest	1,864	778	773

Total expenses	4,256	2,838	2,263

Income before income tax expense (benefit) and equity in undistributed net income of subsidiaries	14,739	9,863	13,213
Income tax expense (benefit)	372	(487)	(288)

Income before (loss) equity in undistributed net income of subsidiaries	14,367	10,350	13,501
(Loss) equity in undistributed net income of subsidiaries	(13,914)	1,117	5,329

Net income	$453	$11,467	$18,830

Statements of Comprehensive Income
Net income	$453	$11,467	$18,830

Other comprehensive income (loss), net of tax
Unrealized gain (loss) - subsidiaries	14,972	(6,446)	13,293

Other comprehensive income (loss), net of tax	14,972	(6,446)	13,293

Comprehensive income	$15,425	$5,021	$32,123

Condensed Statements of Cash Flows

(in thousands)

Year Ended December 31,	2011	2010	2009
Cash flows from operating activities:
Net income	$453	$11,467	$18,830

Adjustments:
Loss (equity) in undistributed net income of subsidiaries	13,914	(1,117)	(5,329)
Other	(396)	547	(669)

Net adjustments	13,518	(570)	(5,998)

Net cash provided	13,971	10,897	12,832

Cash flows from investing activities:
Net sale (purchase) of short-term investments	6,437	(249)	(2,609)
Net purchase of property and equipment	(380)	(492)	(644)
Investment in subsidiaries	(27,777)	(35,088)	(100)
Other	43	20	19

Net cash used	(21,677)	(35,809)	(3,334)

Cash flows from financing activities:
Cash dividends paid	(11,874)	(11,405)	(10,998)
Issuance of common stock	1,461	1,199	1,386
Payments on line of credit	(3,000)	—	—
Borrowings under line of credit	22,500	35,000	—
Repurchase of treasury stock	(1,538)	(146)	(393)

Net cash provided (used)	7,549	24,648	(10,005)

Net change in cash	(157)	(264)	(507)
Cash at beginning of year	841	1,105	1,612

Cash at end of year	$684	$841	$1,105

20 - Segment Information

We have three reportable segments, which consist of our investment function, our personal lines of insurance and our commercial lines of insurance. Using independent agents, our insurance subsidiaries market personal lines of insurance to individuals and commercial lines of insurance to small and medium-sized businesses.

We evaluate the performance of the personal lines and commercial lines primarily based upon our insurance subsidiaries’ underwriting results as determined under SAP for our total business.

We do not allocate assets to the personal and commercial lines and review the two segments in total for purposes of decision-making. We operate only in the United States and no single customer or agent provides 10 percent or more of our revenues.

Financial data by segment is as follows:

	$(000,000)	$(000,000)	$(000,000)
	2011	2010	2009
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$152,247	$117,755	$113,233
Personal lines	282,498	260,900	242,313

SAP premiums earned	434,745	378,655	355,546
GAAP adjustments	(3,275)	(625)	(521)

GAAP premiums earned	431,470	378,030	355,025
Net investment income	20,858	19,950	20,631
Realized investment gains	12,281	4,396	4,480
Other	10,409	6,173	6,597

Total revenues	$475,018	$408,549	$386,733

	$(000,000)	$(000,000)	$(000,000)
	2011	2010	2009
	(in thousands)
Income before income taxes:
Underwriting (loss) income:
Commercial lines	$(6,560)	$2,252	$5,805
Personal lines	(40,739)	(22,526)	(17,235)

SAP underwriting loss	(47,299)	(20,274)	(11,430)
GAAP adjustments	1,532	2,458	3,636

GAAP underwriting loss	(45,767)	(17,816)	(7,794)
Net investment income	20,858	19,950	20,631
Realized investment gains	12,281	4,396	4,480
Other	5,889	3,314	3,360

(Loss) income before income taxes	$(6,739)	$9,844	$20,677

21 - Guaranty Fund and Other Insurance-Related Assessments

Our insurance subsidiaries’ liabilities for guaranty fund and other insurance-related assessments were $1,812,078 and $2,129,722 at December 31, 2011 and 2010, respectively. These liabilities included $548,644 and $440,553 related to surcharges collected by our insurance subsidiaries on behalf of regulatory authorities for 2011 and 2010, respectively.

22 - Interim Financial Data (unaudited)

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$103,795,279	$104,991,401	$108,506,809	$114,176,695
Total revenues	111,583,442	117,054,498	119,164,471	127,215,208
Net losses and loss expenses	73,079,565	84,195,796	89,411,543	93,815,873
Net income (loss)	2,205,936	(1,693,989)	819,926	(878,920)
Net earnings (loss) per common share:
Class A common stock - basic and diluted	0.09	(0.07)	0.03	(0.03)
Class B common stock - basic and diluted	0.08	(0.06)	0.03	(0.03)

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$91,372,096	$93,002,409	$94,948,843	$98,706,781
Total revenues	97,914,750	101,525,354	103,750,318	105,715,668
Net losses and loss expenses	67,981,486	68,509,616	67,401,697	70,416,059
Net income	234,758	1,739,728	4,909,879	4,582,814
Net earnings per common share:
Class A common stock - basic and diluted	0.01	0.07	0.20	0.18
Class B common stock - basic and diluted	0.01	0.06	0.18	0.16

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Donegal Group Inc.

We have audited the accompanying consolidated balance sheets of Donegal Group Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Donegal Group Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Oversight Board (United States), Donegal Group Inc.’s internal control over financial reporting as of December 31, 2011 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Philadelphia, Pennsylvania

March 12, 2012

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at December 31, 2011 covered by this Form 10-K Report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2011, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information we are required to disclose in the reports that we file or submit under the Exchange Act and our disclosure controls and procedures are also effective to ensure that information we disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on our evaluation under the COSO Framework, our management has concluded that our internal control over financial reporting was effective at December 31, 2011.

The effectiveness of our internal control over financial reporting at December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in this Form 10-K Annual Report.

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

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Donegal Group Inc.

We have audited Donegal Group Inc.’s (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Donegal Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Donegal Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Donegal Group Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 12, 2012 expressed an unqualified opinion on those consolidated financial statements.

Philadelphia, Pennsylvania

March 12, 2012

PART III

Item 10.	Directors, Executive Officers and Corporate Governance of the Registrant.

We incorporate the response to this Item 10 by reference to our proxy statement we will file with the SEC on or about March 19, 2012 relating to our annual meeting of stockholders that we will hold on April 19, 2012, or our Proxy Statement. We respond to this Item with respect to our executive officers by reference to Part I of this Form 10-K Report.

We incorporate the full text of our Code of Business Conduct and Ethics by reference to Exhibit 14 to this Form 10-K Report.

Item 11.	Executive Compensation.

We incorporate the response to this Item 11 by reference to our Proxy Statement. Neither the Report of our Compensation Committee nor the Report of our Audit Committee included in our Proxy Statement shall constitute or be deemed to constitute a filing with the SEC under the Securities Act or the Exchange Act or be deemed to have been incorporated by reference into any filing we make under the Securities Act or the Exchange Act, except to the extent we specifically incorporate the Report of Our Compensation Committee or the Report of Our Audit Company by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate the response to this Item 12 by reference to our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

We incorporate the response to this Item 13 by reference to our Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

We incorporate the response to this Item 14 by reference to our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedule.

(a)	Financial statements, financial statement schedule and exhibits filed:

(a)	Consolidated Financial Statements

Page
Reports of Independent Registered Public Accounting Firm	91

Donegal Group Inc. and Subsidiaries:

Consolidated Balance Sheets at December 31, 2011 and 2010	55

Consolidated Statements of Income and Comprehensive Income for each of the years in the three-year period ended December 31, 2011, 2010 and 2009	56

Consolidated Statements of Stockholders’ Equity for each of the years in the three-year period ended December 31, 2011, 2010 and 2009	57

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2011, 2010 and 2009	58

Notes to Consolidated Financial Statements	59

Report and Consent of Independent Registered Public Accounting Firm

(Filed as Exhibit 23)

(b)	Financial Statement Schedule

Schedule III — Supplementary Insurance Information	99

We have omitted all other schedules since they are not required, not applicable or the information is included in the financial statements or notes to the financial statements.

(c)	Exhibits

Exhibit No.	Description of Exhibits	Reference

3.1	Certificate of Incorporation of Donegal Group Inc., as amended.	(a)

3.2	Amended and Restated By-laws of Donegal Group Inc.	(i)

Management Contracts and Compensatory Plans or Arrangements

10.1	Donegal Group Inc. 2011 Employee Stock Purchase Plan.	(c)

10.2	Donegal Group Inc. 2011 Equity Incentive Plan for Employees.	(c)

10.3	Donegal Group Inc. 2011 Equity Incentive Plan for Directors.	(c)

10.4	Employment Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Donald H. Nikolaus.	(d)

10.5	Consulting Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Donald H. Nikolaus.	(d)

10.6	Employment Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Kevin G. Burke.	(d)

10.7	Employment Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Cyril J. Greenya.	(d)

10.8	Employment Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Jeffrey D. Miller.	(d)

10.9	Employment Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Robert G. Shenk.	(d)

10.10	Employment Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Daniel J. Wagner.	(d)

10.11	Donegal Mutual Insurance Company 401(k) Plan.	(e)

10.12	Amendment No. 1 effective January 1, 2000 to Donegal Mutual Insurance Company 401(k) Plan.	(e)

10.13	Amendment No. 2 effective January 6, 2000 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

10.14	Amendment No. 3 effective July 23, 2001 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

10.15	Amendment No. 4 effective January 1, 2002 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

10.16	Amendment No. 5 effective December 31, 2001 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

10.17	Amendment No. 6 effective July 1, 2002 to Donegal Mutual Insurance Company 401(k) Plan.	(h)

10.18	Donegal Group Inc. 2007 Equity Incentive Plan for Employees.	(j)

10.19	Donegal Group Inc. 2007 Equity Incentive Plan for Directors.	(j)

10.20	Donegal Group Inc. Incentive Compensation Program.	(k)

Other Material Contracts

10.21	Reinsurance and Retrocession Agreement dated May 21, 1996 between Donegal Mutual Insurance Company and Southern Insurance Company of Virginia.	(f)

10.22	Surplus Note Purchase Agreement dated September 8, 2009 between Donegal Mutual Insurance Company and Southern Mutual Insurance Company.	(l)

10.23	Quota-share Reinsurance Agreement dated October 30, 2009 but effective 11:59 p.m. on October 31, 2009 between Donegal Mutual Insurance Company and Southern Mutual Insurance Company.	(l)

10.24	Services and Affiliation Agreement dated October 30, 2009 between Donegal Mutual Insurance Company and Southern Mutual Insurance Company.	(l)

10.25	Technology License Agreement dated October 30, 2009 between Donegal Mutual Insurance Company and Southern Mutual Insurance Company.	(l)

10.26	Amended and Restated Proportional Reinsurance Agreement dated March 1, 2010 between Donegal Mutual Insurance Company and Atlantic States Insurance Company.	(l)

10.27	Agreement and Plan of Merger dated April 19, 2010, and as amended May 20, 2010, among Donegal Acquisition Inc., Donegal Financial Services Corporation, Donegal Group Inc. and Union National Financial Corporation; amended dated September 1, 2010; amended dated December 8, 2010.	(m)

10.28	Amended and Restated Agreement and Plan of Merger dated December 6, 2010 among Michigan Insurance Company, West Bend Mutual Insurance Company, Donegal Group Inc. and DGI Acquisition Corp.	(n)

10.29	Amended and Restated Tax Sharing Agreement dated December 1, 2010 among Donegal Group, Inc., Atlantic States Insurance Company, Southern Insurance Company of Virginia, Le Mars Insurance Company, The Peninsula Insurance Company, Peninsula Indemnity Company and Michigan Insurance Company.	(o)

10.30	Amended and Restated Services Allocation Agreement dated December 1, 2010 among Donegal Group Inc., Atlantic States Insurance Company, Southern Insurance Company of Virginia, Le Mars Insurance Company, The Peninsula Insurance Company, Peninsula Indemnity Company and Michigan Insurance Company.	(o)

10.31	Quota-share Reinsurance Agreement dated December 1, 2010 between Donegal Mutual Insurance Company and Michigan Insurance Company.	(o)

10.32	Donegal Group Inc. 2011 Agency Stock Purchase Plan.	(p)

10.33	Credit Agreement dated June 21, 2010 between Donegal Group Inc. and Manufacturers and Traders Trust Company, First Amendment to Credit Agreement dated October 12, 2010 and Second Amendment to Credit Agreement dated June 1, 2011.	Filed herewith

14	Code of Business Conduct and Ethics	(g)

21	Subsidiaries of Registrant.	Filed herewith

23	Report and Consent of Independent Registered Public Accounting Firm.	Filed herewith

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer.	Filed herewith

32.2	Section 1350 Certification of Chief Financial Officer.	Filed herewith

(a)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form S-3 Registration Statement No. 333-59828 filed April 30, 2001.
(b)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2001.
(c)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated April 22, 2011.
(d)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated August 3, 2011.
(e)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 1999.
(f)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 1996.
(g)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Annual Report for the year ended December 31, 2003.
(h)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Annual Report for the year ended December 31, 2002.
(i)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated July 18, 2008.
(j)	We incorporate such exhibit by reference to the like-numbered exhibit in Registrant’s Form 8-K Report dated April 20, 2007.
(k)	We incorporate such exhibit by reference to the description of such plan in Registrant’s definitive proxy statement for its Annual Meeting of Stockholders held on April 21, 2011 filed on March 18, 2011.
(l)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Annual Report for the year ended December 31, 2009.
(m)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form S-4 registration statement filed June 25, 2010, Registrant’s Form 8-K Report dated September 1, 2010 and Registrant’s Form 8-K Report dated December 8, 2010.
(n)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated December 8, 2010.
(o)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Annual Report for the year ended December 31, 2010.
(p)	We incorporate such exhibit by reference to the like-described exhibit filed in Registrant’s Form S-3 registration statement filed on May 27, 2011.

DONEGAL GROUP INC. AND SUBSIDIARIES

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

Years Ended December 31, 2011, 2010 and 2009

($ in thousands)

Segment	Net Earned Premiums	Net Investment Income	Net Losses And Loss Expenses	Amortization of Deferred Policy Acquisition Costs	Other Underwriting Expenses	Net Premiums Written
Year Ended December 31, 2011
Personal lines	$280,370	$—	$232,141	$44,558	$43,487	$291,065
Commercial lines	151,100	—	108,362	24,013	23,437	162,986
Investments	—	20,858	—	—	—	—

	$431,470	$20,858	$340,503	$68,571	$66,924	$454,051

Year Ended December 31, 2010
Personal lines	$260,469	$—	$196,008	$45,719	$37,596	$268,047
Commercial lines	117,561	—	78,301	20,635	16,969	123,475
Investments	—	19,950	—	—	—	—

	$378,030	$19,950	$274,309	$66,354	$54,565	$391,522

Year Ended December 31, 2009
Personal lines	$241,844	$—	$178,040	$41,071	$34,634	$252,487
Commercial lines	113,181	—	72,795	19,221	16,209	110,742
Investments	—	20,631	—	—	—	—

	$355,025	$20,631	$250,835	$60,292	$50,843	$363,229

DONEGAL GROUP INC. AND SUBSIDIARIES

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION, CONTINUED

($ in thousands)

	At December 31,
Segment	Deferred Policy Acquisition Costs	Liability For Losses And Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable
2011
Personal lines	$23,385	$207,047	$216,314	$—
Commercial lines	13,040	235,361	120,623	—
Investments	—	—	—	—

	$36,425	$442,408	$336,937	$—

2010
Personal lines	$22,872	$184,760	$197,389	$—
Commercial lines	11,574	198,559	99,883	—
Investments	—	—	—	—

	$34,446	$383,319	$297,272	$—

See accompanying Report and Consent of Independent Registered Public Accounting Firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONEGAL GROUP INC.

By:	/s/ Donald H. Nikolaus
Donald H. Nikolaus, President

Date: March 12, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald H. Nikolaus	President and a Director	March 12, 2012
Donald H. Nikolaus	(principal executive officer)

/s/ Jeffrey D. Miller	Senior Vice President and Chief Financial Officer	March 12, 2012
Jeffrey D. Miller	(principal financial and accounting officer)

/s/ Robert S. Bolinger	Director	March 12, 2012
Robert S. Bolinger

/s/ Patricia A. Gilmartin	Director	March 12, 2012
Patricia A. Gilmartin

/s/ Philip H. Glatfelter, II	Director	March 12, 2012
Philip H. Glatfelter, II

/s/ Jack L. Hess	Director	March 12, 2012
Jack L. Hess

/s/ Kevin M. Kraft, Sr.	Director	March 12, 2012
Kevin M. Kraft, Sr.

/s/ John J. Lyons	Director	March 12, 2012
John J. Lyons

/s/ Jon M. Mahan	Director	March 12, 2012
Jon M. Mahan

/s/ S. Trezevant Moore, Jr.	Director	March 12, 2012
S. Trezevant Moore, Jr.

/s/ R. Richard Sherbahn	Director	March 12, 2012
R. Richard Sherbahn

/s/ Richard D. Wampler, II	Director	March 12, 2012
Richard D. Wampler, II