Form 10-Q
period 2012-03-31
DONEGAL GROUP INC
filed 2012-05-07
CIK 800457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,038,469 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on April 30, 2012.

DONEGAL GROUP INC.

Part I. Financial Information

Item 1.	Financial Statements.

Donegal Group Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost	$56,384,171	$58,489,619
Available for sale, at fair value	671,689,994	646,598,178
Equity securities, available for sale, at fair value	4,391,697	7,437,538
Investments in affiliates	33,189,375	32,322,246
Short-term investments, at cost, which approximates fair value	16,826,080	40,461,410

Total investments	782,481,317	785,308,991
Cash	15,985,551	13,245,378
Accrued investment income	7,069,065	6,713,038
Premiums receivable	110,775,307	104,715,327
Reinsurance receivable	202,172,794	209,823,907
Deferred policy acquisition costs	37,263,527	36,424,955
Deferred tax asset, net	8,395,214	9,919,720
Prepaid reinsurance premiums	108,904,124	106,450,018
Property and equipment, net	5,886,247	6,154,383
Accounts receivable - securities	—	1,507,500
Federal income taxes recoverable	1,465,293	2,661,808
Goodwill	5,625,354	5,625,354
Other intangible assets	958,010	958,010
Other	1,323,262	1,285,089

Total assets	$1,288,305,065	$1,290,793,478

Liabilities and Stockholders’ Equity
Liabilities
Unpaid losses and loss expenses	$437,278,505	$442,407,615
Unearned premiums	346,018,101	336,937,261
Accrued expenses	17,856,990	20,956,549
Reinsurance balances payable	16,896,964	20,039,339
Borrowings under line of credit	54,500,000	54,500,000
Cash dividends declared to stockholders	—	2,996,076
Subordinated debentures	20,465,000	20,465,000
Due to affiliate	1,494,596	5,386,391
Drafts payable	808,812	1,548,953
Other	2,060,381	2,104,702

Total liabilities	897,379,349	907,341,886

Stockholders’ Equity
Preferred stock, $1.00 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 30,000,000 shares, issued 20,784,419 and 20,752,999 shares and outstanding 20,002,861 and 19,971,441 shares	207,845	207,530
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	171,402,865	170,836,943
Accumulated other comprehensive income	22,451,600	23,533,447
Retained earnings	207,594,434	199,604,700
Treasury stock	(10,787,520)	(10,787,520)

Total stockholders’ equity	390,925,716	383,451,592

Total liabilities and stockholders’ equity	$1,288,305,065	$1,290,793,478

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Net premiums earned	$114,691,791	$103,795,279
Investment income, net of investment expenses	5,089,722	5,230,144
Net realized investment gains	2,309,980	373,073
Lease income	247,365	231,682
Installment payment fees	1,834,785	1,833,864
Equity in earnings of Donegal Financial Services Corporation	1,174,519	119,400

Total revenues	125,348,162	111,583,442

Expenses:
Net losses and loss expenses	76,609,219	73,079,565
Amortization of deferred policy acquisition costs	17,881,000	16,992,000
Other underwriting expenses	19,246,819	17,446,912
Policyholder dividends	289,324	207,014
Interest	570,544	443,470
Other expenses	903,522	818,346

Total expenses	115,500,428	108,987,307

Income before income tax expense	9,847,734	2,596,135
Income tax expense	1,837,587	390,199

Net income	$8,010,147	$2,205,936

Earnings per common share:
Class A common stock – basic	$0.32	$0.09

Class A common stock – diluted	$0.31	$0.09

Class B common stock – basic and diluted	$0.29	$0.08

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$8,010,147	$2,205,936
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on securities:
Unrealized holding income during the period, net of income tax of $202,864 and $242,490	442,740	461,001
Reclassification adjustment for gains included in net income, net of income tax of $785,393 and $126,845	(1,524,587)	(246,228)

Other comprehensive (loss) income	(1,081,847)	214,773

Comprehensive income	$6,928,300	$2,420,709

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(Unaudited)

Three Months Ended March 31, 2012

	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2011	20,752,999	5,649,240	$207,530	$56,492	$170,836,943	$23,533,447	$199,604,700	$(10,787,520)	$383,451,592
Issuance of common stock (stock compensation plans)	31,420		315		540,803				541,118
Net income							8,010,147		8,010,147
Cash dividends declared							(2,401)		(2,401)
Grant of stock options					18,012		(18,012)		—
Tax benefit on exercise of stock options					7,107			—	7,107
Other comprehensive loss						(1,081,847)			(1,081,847)

Balance, March 31, 2012	20,784,419	5,649,240	$207,845	$56,492	$171,402,865	$22,451,600	$207,594,434	$(10,787,520)	$390,925,716

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net income	$8,010,147	$2,205,936

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,106,129	1,131,706
Net realized investment gains	(2,309,980)	(373,073)
Equity in earnings of Donegal Financial Services Corporation	(1,174,519)	(119,400)
Changes in assets and liabilities:
Losses and loss expenses	(5,129,110)	5,768,001
Unearned premiums	9,080,840	17,070,402
Premiums receivable	(6,059,980)	(5,401,141)
Deferred acquisition costs	(838,572)	(218,299)
Deferred income taxes	2,107,034	(1,087,865)
Reinsurance receivable	7,651,113	(716,966)
Prepaid reinsurance premiums	(2,454,106)	(8,675,686)
Accrued investment income	(356,027)	314,654
Due to affiliate	(3,891,795)	(1,458,178)
Reinsurance balances payable	(3,142,375)	(832,854)
Current income taxes	1,196,515	1,372,287
Accrued expenses	(3,099,559)	(1,314,721)
Other, net	(822,638)	(1,523,197)

Net adjustments	(8,137,030)	3,935,670

Net cash (used in) provided by operating activities	(126,883)	6,141,606

Cash Flows from Investing Activities:
Purchases of fixed maturities, available for sale	(65,787,791)	(53,208,414)
Purchases of equity securities, available for sale	(1,000,111)	(9,128,187)
Maturity of fixed maturities:
Held to maturity	2,010,962	600,981
Available for sale	25,742,108	15,813,825
Sales of fixed maturities, available for sale	16,266,860	30,493,102
Sales of equity securities, available for sale	4,428,189	1,348,466
Purchase of Michigan Insurance Company	—	(7,207,471)
Net sales of property and equipment	21,761	—
Net sales of short-term investments	23,635,330	14,988,472

Net cash provided by (used in) investing activities	5,317,308	(6,299,226)

Cash Flows from Financing Activities:
Cash dividends paid	(2,998,477)	(2,873,125)
Issuance of common stock	548,225	272,488
Borrowings under line of credit	—	3,888,282

Net cash (used in) provided by financing activities	(2,450,252)	1,287,645

Net increase in cash	2,740,173	1,130,025
Cash at beginning of period	13,245,378	16,342,212

Cash at end of period	$15,985,551	$17,472,237

Cash paid during period – Interest	$510,916	$355,455
Net cash paid (received) during period – Taxes	$(1,423,035)	$—

See accompanying notes to consolidated financial statements.

DONEGAL GROUP INC. AND SUBSIDIARIES

(Unaudited)

Notes to Consolidated Financial Statements

1 –	Organization

Donegal Mutual Insurance Company (“Donegal Mutual”) organized us as an insurance holding company on August 26, 1986. Our insurance subsidiaries, Atlantic States Insurance Company (“Atlantic States”), Southern Insurance Company of Virginia (“Southern”), Le Mars Insurance Company (“Le Mars”), the Peninsula Insurance Group (“Peninsula”), which consists of Peninsula Indemnity Company and The Peninsula Insurance Company, Sheboygan Falls Insurance Company (“Sheboygan”) and Michigan Insurance Company (“MICO”), write personal and commercial lines of property and casualty coverages exclusively through a network of independent insurance agents in certain Mid-Atlantic, Midwestern, New England and Southern states. We have three operating segments: our investment function, our personal lines of insurance and our commercial lines of insurance. The personal lines products of our insurance subsidiaries consist primarily of homeowners and private passenger automobile policies. The commercial lines products of our insurance subsidiaries consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies. We also own 48.2% of the outstanding stock of Donegal Financial Services Corporation (“DFSC”), a grandfathered savings and loan holding company that owns Union Community Bank FSB (“UCB”). Donegal Mutual owns the remaining 51.8% of the outstanding stock of DFSC.

At March 31, 2012, Donegal Mutual held approximately 39% of our outstanding Class A common stock and approximately 75% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately two-thirds of the total voting power of our outstanding common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations. While each company maintains its separate corporate existence, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

Atlantic States, our largest subsidiary, participates in a pooling agreement with Donegal Mutual. Under the pooling agreement, the two companies pool their insurance business, and each company receives an allocated percentage of the pooled business. Atlantic States has an 80% share of the results of the pooled business, and Donegal Mutual has a 20% share of the results of the pooled business.

On February 23, 2009, our board of directors authorized a share repurchase program pursuant to which we may purchase up to 300,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the Securities and Exchange Commission (“SEC”) and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the three-month periods ended March 31, 2012 and 2011, respectively. We have purchased a total of 136,628 shares of our Class A common stock under this program from its inception through March 31, 2012.

2 –	Basis of Presentation

Our financial information for the interim periods included in this Form 10-Q Report is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of our management, are necessary for a fair presentation of our financial position, results of operations and cash flows for those interim periods. Our results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results of operations we expect for the year ending December 31, 2012.

You should read these interim financial statements in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

3 –	Earnings Per Share

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

	Three Months Ended March 31,
	2012		2011
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic and diluted net income per share:
Numerator:
Allocation of net income	$6,390	$1,620	$1,772	$434

Denominator:
Weighted-average shares outstanding	19,996,285	5,576,775	20,012,648	5,576,775

Basic net income per share	$0.32	$0.29	$0.09	$0.08

Diluted net income per share:
Numerator:
Allocation of net income	$6,390	$1,620	$1,772	$434

Denominator:
Number of shares used in basic computation	19,996,285	5,576,775	20,012,648	5,576,775
Weighted-average shares effect of dilutive securities
Add: Director and employee stock options	364,836	—	—	—

Number of shares used in per share computations	20,361,121	5,576,775	20,012,648	5,576,775

Diluted net income per share	$0.31	$0.29	$0.09	$0.08

We did not include outstanding options to purchase the following number of shares of Class A common stock in our computation of diluted earnings per share because the exercise price of the options was greater than the average market price of our Class A common stock during the period:

	Three Months Ended March 31,
	2012	2011
Number of shares excluded	1,235,000	4,001,667

4 –	Reinsurance

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

Our insurance subsidiaries and Donegal Mutual purchase certain third-party reinsurance on a combined basis. Le Mars, MICO, Peninsula and Sheboygan also purchase separate third-party reinsurance that provides coverage that is commensurate with their relative size and exposures. Our insurance subsidiaries use several different reinsurers, all of which, consistent with requirements of our insurance subsidiaries and Donegal Mutual, have an A.M. Best rating of A- (Excellent) or better or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A- rating from A.M. Best. The following information describes the external reinsurance our insurance subsidiaries have in place during 2012:

•	excess of loss reinsurance, under which losses are automatically reinsured, through a series of reinsurance agreements, over a set retention (generally $1.0 million), and

•

catastrophe reinsurance, under which Donegal Mutual, Atlantic States and Southern recover, through a series of reinsurance agreements, 90% to 100% of an accumulation of many losses resulting from a single event, including natural disasters, over a set retention (generally $5.0 million).

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

Other than a change in the MICO quota-share reinsurance agreement we discuss above, we made no significant changes to our third-party reinsurance or the reinsurance agreements between our insurance subsidiaries and Donegal Mutual during the three months ended March 31, 2012.

5 –	Investments

The amortized cost and estimated fair values of our fixed maturities and equity securities at March 31, 2012 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,000	$44	$—	$1,044
Obligations of states and political subdivisions	54,912	2,426	—	57,338
Corporate securities	250	2	—	252
Residential mortgage-backed securities	222	17	—	239

Totals	$56,384	$2,489	$—	$58,873

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$78,590	$1,009	$441	$79,158
Obligations of states and political subdivisions	369,378	25,760	202	394,936
Corporate securities	70,137	2,259	457	71,939
Residential mortgage-backed securities	122,206	3,509	58	125,657

Fixed maturities	640,311	32,537	1,158	671,690
Equity securities	4,630	170	408	4,392

Totals	$644,941	$32,707	$1,566	$676,082

At March 31, 2012, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $358.7 million and an amortized cost of $336.3 million. Our holdings also included special revenue bonds with an aggregate fair value of $93.5 million and an amortized cost of $88.0 million. With respect to both categories, we held no securities of any issuer that comprised more than 10% of the category at March 31, 2012. Education bonds and water and sewer utility bonds represented 56% and 16%, respectively, of our total investments in special revenue bonds based on their carrying values at March 31, 2012. Many of the issuers of the special revenue bonds we held at March 31, 2012 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held were similar to general obligation bonds.

The amortized cost and estimated fair values of our fixed maturities and equity securities at December 31, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,000	$54	$—	$1,054
Obligations of states and political subdivisions	56,966	2,857	—	59,823
Corporate securities	250	3	—	253
Residential mortgage-backed securities	274	19	1	292

Totals	$58,490	$2,933	$1	$61,422

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$59,432	$1,546	$—	$60,978
Obligations of states and political subdivisions	372,663	26,252	39	398,876
Corporate securities	62,837	1,805	528	64,114
Residential mortgage-backed securities	119,367	3,307	44	122,630

Fixed maturities	614,299	32,910	611	646,598
Equity securities	7,239	606	407	7,438

Totals	$621,538	$33,516	$1,018	$654,036

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

We show below the amortized cost and estimated fair value of our fixed maturities at March 31, 2012, by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity
Due in one year or less	$2,000	$2,048
Due after one year through five years	44,997	46,902
Due after five years through ten years	9,165	9,684
Due after ten years	—	—
Residential mortgage-backed securities	222	239

Total held to maturity	$56,384	$58,873

Available for sale
Due in one year or less	$21,027	$21,309
Due after one year through five years	70,590	72,786
Due after five years through ten years	192,948	201,805
Due after ten years	233,540	250,133
Residential mortgage-backed securities	122,206	125,657

Total available for sale	$640,311	$671,690

Gross realized gains and losses from investments before applicable income taxes were as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Gross realized gains:
Fixed maturities	$1,496	$441
Equity securities	829	89

	2,325	530

Gross realized losses:
Fixed maturities	5	102
Equity securities	10	55

	15	157

Net realized gains	$2,310	$373

We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at March 31, 2012 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$34,185	$441	$—	$—
Obligations of states and political subdivisions	13,561	175	534	27
Corporate securities	9,293	457	—	—
Residential mortgage-backed securities	9,346	43	885	15
Equity securities	2,155	408	—	—

Totals	$68,540	$1,524	$1,419	$42

We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at December 31, 2011 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$—	$—	$—	$—
Obligations of states and political subdivisions	1,638	17	540	21
Corporate securities	10,101	528	—	—
Residential mortgage-backed securities	7,412	44	1	—
Equity securities	4,084	408	—	—

Totals	$23,235	$997	$541	$21

Of our total fixed maturity securities with an unrealized loss at March 31, 2012, we classified 35 securities with a fair value of $67.4 million and an unrealized loss of $1.2 million as available-for-sale and carried them at fair value on our balance sheet.

Of our total fixed maturity securities with an unrealized loss at December 31, 2011, we classified 19 securities with a fair value of $19.7 million and an unrealized loss of $610,646 as available-for-sale and carried them at fair value on our balance sheet.

We have no direct exposure to sub-prime residential mortgage-backed securities and hold no collateralized debt obligations. Substantially all of the unrealized losses in our fixed maturity investment portfolio have resulted from general market conditions and the related impact on our fixed maturity investment valuations. We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, when we consider the decline in value of an individual investment to be other than temporary, we write the investment down to its fair value, and we reflect the amount of the write-down as a realized loss in our results of operations. We individually monitor all investments for other-than-temporary declines in value. Generally, if an individual equity security has depreciated in value by more than 20% of its original cost, and has been in such an unrealized loss position for more than six months, we assume there has been an other-than-temporary decline in value. We held six equity securities that were in an unrealized loss position at March 31, 2012. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we consider these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the security prior to recovery. If it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. To determine whether a credit loss has occurred, we compare the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider a credit loss to have occurred. If we consider a credit loss to have occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including whether the fair value of the investment is significantly below its cost, whether the financial condition of the issuer of the security has deteriorated, the occurrence of industry, company and geographic events that have negatively impacted the value of the security and rating agency downgrades. We determined that no investments with fair values below cost had declined on an other-than-temporary basis during the first three months of 2012 and 2011, respectively.

We amortize premiums and discounts on debt securities over the life of the security as an adjustment to yield using the effective interest method. We compute realized investment gains and losses using the specific identification method.

We amortize premiums and discounts for mortgage-backed debt securities using anticipated prepayments.

We account for investments in our affiliates using the equity method of accounting. Under this method, we record our investment at cost, with adjustments for our share of our affiliates’ earnings and losses as well as changes in our affiliates’ equity due to unrealized gains and losses. Our investments in affiliates include our 48.2% ownership interest in DFSC. We include our share of DFSC’s net income in our results of operations. We have compiled the following summary financial information for DFSC at March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011, respectively, from the unaudited financial statements of DFSC.

Balance sheets:	March 31, 2012	December 31, 2011
	(in thousands)
Total assets	$519,905	$532,938

Total liabilities	$452,108	$466,940
Stockholders equity	67,797	65,998

Total liabilities and stockholders equity	$519,905	$532,938

	Three Months Ended March 31,
Income statements:	2012	2011
	(in thousands)
Net income	$2,436	$248

6 –	Segment Information

We evaluate the performance of our personal lines and commercial lines segments based upon the underwriting results of our insurance subsidiaries using statutory accounting principles (“SAP”) that various state insurance departments prescribe or permit. Our management uses SAP to measure the performance of our insurance subsidiaries instead of GAAP. Financial data by segment is as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Revenues:
Premiums earned
Commercial lines	$40,837	$34,904
Personal lines	73,858	70,676

Net premiums earned	114,695	105,580
GAAP adjustments	(3)	(1,785)

GAAP premiums earned	114,692	103,795
Net investment income	5,090	5,230
Realized investment gains	2,310	373
Other	3,256	2,185

Total revenues	$125,348	$111,583

Income before income taxes:
Underwriting income (loss):
Commercial lines	$2,477	$126
Personal lines	(2,759)	(2,991)

SAP underwriting loss	(282)	(2,865)
GAAP adjustments	947	(1,065)

GAAP underwriting income (loss)	665	(3,930)
Net investment income	5,090	5,230
Realized investment gains	2,310	373
Other	1,783	923

Income before income taxes	$9,848	$2,596

7 –	Borrowings

Line of Credit

In June 2011, we renewed our existing credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a $60.0 million unsecured, revolving line of credit that expires in July 2014. We have the right to request a one-year extension of the credit agreement as of each anniversary date of the agreement. In December 2010 and March 2011, we borrowed $35.0 million and $3.5 million, respectively, in connection with our acquisition of MICO. In May 2011, we borrowed $19.0 million in connection with the merger of Union National Financial Corporation (“UNNF”) with and into DFSC. At March 31, 2012, we had $54.5 million in outstanding borrowings and had the ability to borrow an additional $5.5 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus between 1.75% and 2.25%, depending on our leverage ratio. The interest rate on our outstanding borrowings is adjustable quarterly. At March 31, 2012, the interest rate on our outstanding borrowings was 2.25%. We pay a fee of 0.2% per annum on the loan commitment amount regardless of usage. The credit agreement requires our compliance with certain covenants, which include minimum levels of our net worth, leverage ratio and statutory surplus and the A.M. Best ratings of our insurance subsidiaries. With the exception of a requirement that we maintain a minimum interest coverage ratio, we complied with all the requirements of the credit agreement during the year ended December 31, 2011. M&T waived the minimum interest coverage ratio requirement at December 31, 2011. We calculate our interest coverage ratio using data for the most recent eight quarterly periods. Our interest coverage ratio exceeded the minimum requirement at March 31, 2012. We complied with all other requirements of the credit agreement during the three months ended March 31, 2012.

Subordinated Debentures

On October 29, 2003, we received $10.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on October 29, 2033 and may be called at our option, at par. The debentures carry an interest rate equal to the three-month LIBOR rate plus 3.85%, which is adjustable quarterly. At March 31, 2012, the interest rate on these debentures was 4.40% and was next subject to adjustment on April 29, 2012.

On May 24, 2004, we received $5.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on May 24, 2034 and may be called at our option, at par. The debentures carry an interest rate equal to the three-month LIBOR rate plus 3.85%, which is adjustable quarterly. At March 31, 2012, the interest rate on these debentures was 4.34% and was next subject to adjustment on May 24, 2012.

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

8 –	Share–Based Compensation

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

We charged compensation expense for our stock compensation plans against income before income taxes of $119,858 and $40,382 for the three months ended March 31, 2012 and 2011, respectively, with a corresponding income tax benefit of $41,950 and $13,730. At March 31, 2012, we had $809,808 of total unrecognized compensation cost related to nonvested share-based compensation granted under our stock compensation plans. We expect to recognize this cost over a weighted average period of 7.4 years.

We account for share-based compensation to employees and directors of Donegal Mutual as share-based compensation to employees of a controlling entity. As such, we measure the fair value of the award at the grant date and recognize the fair value as a dividend to Donegal Mutual. This accounting applies to options we grant to employees and directors of Donegal Mutual, the employer of a majority of the employees that provide services to us. We recorded implied dividends of $18,012 and $34,606 for the three months ended March 31, 2012 and 2011, respectively.

We received cash from option exercises under all stock compensation plans for the three months ended March 31, 2012 and 2011 of $190,961 and $0, respectively. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of $7,107 and $0 for the three months ended March 31, 2012 and 2011, respectively.

9 –	Fair Value Measurements

We account for financial assets using a framework that establishes a hierarchy that ranks the quality and reliability of inputs, or assumptions, we use in the determination of fair value, and we classify financial assets and liabilities carried at fair value in one of the following three categories:

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

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. We generally obtain one price per security. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates obtained are representative of fair values based upon their general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security type and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At March 31, 2012 and December 31, 2011, we received one estimate per security from one of the pricing services, and we priced all but an insignificant amount of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at March 31, 2012 and December 31, 2011, we did not identify any discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

We present our cash and short-term investments at estimated fair value. The carrying values in the balance sheet for premium receivables and reinsurance receivables and payables for premiums and paid losses and loss expenses approximate their fair values. The carrying amounts reported in the balance sheet for our subordinated debentures and borrowings under line of credit approximate their fair values. We classify these items as Level 3.

We evaluate our assets and liabilities on a recurring basis to determine the appropriate level at which to classify them for each reporting period.

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at March 31, 2012:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$79,158	$—	$79,158	$—
Obligations of states and political subdivisions	394,936	—	394,936	—
Corporate securities	71,939	—	71,939	—
Residential mortgage-backed securities	125,657	—	125,657	—
Equity securities	4,392	2,898	1,494	—

Totals	$676,082	$2,898	$673,184	$—

We did not have any transfers between Levels 1 and 2 during the three months ended March 31, 2012.

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at December 31, 2011:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$60,978	$—	$60,978	$—
Obligations of states and political subdivisions	398,877	—	398,877	—
Corporate securities	64,114	—	64,114	—
Residential mortgage-backed securities	122,630	—	122,630	—
Equity securities	7,437	6,178	1,259	—

Totals	$654,036	$6,178	$647,858	$—

10 –	Income Taxes

At March 31, 2012 and December 31, 2011, respectively, we had no material unrecognized tax benefits or accrued interest and penalties. Tax years 2008 through 2010 remained open for examination at March 31, 2012. We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of the tax asset. We established a valuation allowance of $440,778 related to a portion of the net operating loss carryforward of Le Mars at January 1, 2004. We have determined that we are not required to establish a valuation allowance for the other net deferred tax assets of $33.0 million and $34.6 million at March 31, 2012 and December 31, 2011, respectively, since it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income and the implementation of tax planning strategies. At March 31, 2012, we had remaining a net operating loss carryforward of $8.7 million related to the tax loss we incurred in 2011, which is available to offset our future taxable income and will expire in 2031 if not utilized. We also have a net operating loss carryforward of $5.1 million related to Le Mars, which will begin to expire in 2012 if not utilized and is subject to an annual limitation in the amount that we can use in any one year of approximately $376,000.

11 –	Impact of New Accounting Standards

In October 2010, the FASB issued updated guidance to address the diversity in practice for the accounting for costs associated with acquiring or renewing insurance contracts. This guidance modifies the definition of acquisition costs to specify that a cost must relate directly to the successful acquisition of a new or renewal insurance contract to qualify for deferral. If application of this guidance would result in the capitalization of acquisition costs that a reporting entity had not previously capitalized, the entity may elect not to capitalize those costs. The updated guidance is effective for periods ending after December 15, 2011. We adopted this new guidance prospectively in 2012. The amount of acquisition costs we capitalized during the first quarter of 2012 did not change materially from the amount of acquisition costs that we would have capitalized had our previous policy been applied during the period. Our adoption of this new guidance did not have a material impact on our financial position, results of operations or cash flows.

In May 2011, the FASB issued guidance that eliminates the concepts of in-use and in-exchange when measuring fair value of all financial instruments. The fair value of a financial asset should be measured on a standalone basis and cannot be measured as part of a group. The new guidance requires several new disclosures including the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy and additional disclosures regarding Level 3 assets. This guidance is effective for interim and annual periods beginning on or after December 15, 2011, and should be applied prospectively. We adopted this new guidance in 2012. Our adoption of this new guidance did not impact our financial position, results of operations or cash flows.

In June 2011, the FASB issued new guidance related to the presentation of other comprehensive income. The new guidance provides entities with an option to either replace the income statement with a statement of comprehensive income, which would display both the components of net income and comprehensive in a combined statement, or to present a separate statement of comprehensive income immediately following the income statement. The new guidance does not affect the components of other comprehensive income or the calculation of earnings per share. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The new guidance is to be applied retrospectively with early adoption permitted. We adopted this new guidance in 2012. Our adoption of this new guidance did not impact our financial position, results of operations or cash flows.

In September 2011, the FASB issued new guidance related to evaluating goodwill for impairment. The new guidance provides entities with the option to perform a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the quantitative two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the quantitative two-step goodwill impairment test. Entities also have the option to bypass the assessment of qualitative factors for any reporting unit in any period and proceed directly to performing the first step of the quantitative two-step goodwill impairment test, as was required prior to the issuance of this new guidance. An entity may begin or resume performing the qualitative assessment in any subsequent period. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We adopted this new guidance in 2011. Our adoption of this new guidance did not impact our financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following information in conjunction with the historical financial information and the footnotes to that financial information we include in this Quarterly Report on Form 10-Q. You should also read Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

Critical Accounting Policies and Estimates

We combine our financial statements with those of our insurance subsidiaries and present our financial statements on a consolidated basis in accordance with GAAP.

Our insurance subsidiaries make estimates and assumptions that can have a significant effect on the amounts and disclosures we report in our financial statements. The most significant estimates relate to the reserves of our insurance subsidiaries for property and casualty insurance unpaid losses and loss expenses, our valuation of investments and our determination of other-than-temporary impairment and the policy acquisition costs of our insurance subsidiaries. While we believe our estimates and the estimates of our insurance subsidiaries are appropriate, the ultimate amounts may differ from the estimates provided. We regularly review our methods for making these estimates and we reflect any adjustment we consider necessary in our current results of operations.

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

Our insurance subsidiaries maintain liabilities for the payment of unpaid losses and loss expenses with respect to both reported and unreported claims. The intent of our insurance subsidiaries is that their liabilities for loss expenses will cover the ultimate costs of settling all losses, including investigation and litigation costs relative to those losses. Our insurance subsidiaries base the amount of their liabilities for reported losses primarily upon a case-by-case evaluation of the type of risk involved, knowledge of the circumstances surrounding each claim and the provisions of our insurance policies relating to the type of loss. Our insurance subsidiaries determine the amount of their liabilities for incurred but unreported claims and loss expenses on the basis of historical information by line of insurance. Our insurance subsidiaries account for inflation in the reserving function through analysis of costs and trends and reviews of historical reserving results. Our insurance subsidiaries closely monitor their liabilities and recompute them periodically using new information on reported claims and a variety of statistical techniques. Our insurance subsidiaries do not discount their liabilities for unpaid losses and loss expenses.

Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions as to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced a decrease in claims frequency on workers’ compensation claims during the past several years while claims severity has gradually increased. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on workers’ compensation claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and the collectibility of reinsured losses, among other items. To the extent our insurance subsidiaries determine that the factors underlying their assumptions have changed, our insurance subsidiaries make adjustments for such changes in their reserves. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at March 31, 2012. For every 1% change in our estimate of our insurance subsidiaries’ liability for unpaid losses and loss expenses, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $2.4 million.

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

Excluding the impact of periodic catastrophic weather events in recent years, our insurance subsidiaries have generally noted stable amounts in the number of claims incurred and a slight downward trend in the number of claims outstanding at period ends relative to their premium base. However, the amount of the average claim outstanding has increased gradually over the past several years. We attribute this increase to increased litigation trends and economic conditions that have extended the estimated length of disabilities and contributed to increased medical loss costs and a general slowing of settlement rates in litigated claims. Our insurance subsidiaries could make further adjustments to their estimates for liabilities in the future based on the factors we describe above. However, on the basis of our insurance subsidiaries’ internal procedures, which analyze, among other things, their prior assumptions, their experience with similar cases and historical trends such as reserving patterns, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes, we believe that our insurance subsidiaries have made adequate provision for their liability for losses and loss expenses at March 31, 2012.

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

In addition, Donegal Mutual and our insurance subsidiaries, operating together as the Donegal Insurance Group, share a combined business plan designed to achieve market penetration and underwriting profitability objectives. The products our insurance subsidiaries and Donegal Mutual offer are generally complementary, thereby allowing Donegal Insurance Group to offer a broader range of products to a given market and to expand Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account. Distinctions within the products of Donegal Mutual and our insurance subsidiaries generally relate to specific risk profiles targeted within similar classes of business, such as preferred tier products compared to standard tier products, but we do not allocate all of the standard risk gradients to one company. Therefore, the underwriting profitability of the business the individual companies write directly will vary. However, because the pool homogenizes the risk characteristics of all business Donegal Mutual and Atlantic States write directly and each company shares the results according to each company’s participation percentage, each company realizes its percentage share of the underwriting results of the pool. Our insurance subsidiaries’ unpaid liability for losses and loss expenses by major line of business at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
	(in thousands)
Commercial lines:
Automobile	$28,711	$28,164
Workers’ compensation	60,696	60,134
Commercial multi-peril	38,827	38,895
Other	3,937	3,992

Total commercial lines	132,171	131,185

Personal lines:
Automobile	88,739	87,977
Homeowners	18,507	21,125
Other	3,064	2,728

Total personal lines	110,310	111,830

Total commercial and personal lines	242,481	243,015
Plus reinsurance recoverable	194,798	199,393

Total liability for unpaid losses and loss expenses	$437,279	$442,408

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

Percentage Change in Loss and Loss Expense Reserves Net of Reinsurance	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at March 31, 2012	Percentage Change in Stockholders’ Equity at March 31, 2012(1)	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2011	Percentage Change in Stockholders’ Equity at December 31, 2011(1)
(dollars in thousands)
(10.0)%	$218,233	4.0%	$218,714	4.1%
(7.5)	224,295	3.0	224,789	3.1
(5.0)	230,357	2.0	230,864	2.1
(2.5)	236,419	1.0	236,940	1.0
Base	242,481	—	243,015	—
2.5	248,543	(1.0)	249,090	(1.0)
5.0	254,605	(2.0)	255,166	(2.1)
7.5	260,667	(3.0)	261,241	(3.1)
10.0	266,729	(4.0)	267,317	(4.1)

(1)	Net of income tax effect.

Statutory Combined Ratios

We evaluate our insurance operations by monitoring certain key measures of growth and profitability. In addition to using GAAP-based performance measurements, we also utilize certain non-GAAP financial measures that we believe are valuable in managing our business and for comparison to our peers. These non-GAAP measures are underwriting (loss) income, combined ratio and net premiums written. An insurance company’s statutory combined ratio is a standard measure of underwriting profitability. This ratio is the sum of the ratio of calendar-year incurred losses and loss expenses to premiums earned; the ratio of expenses incurred for commissions, premium taxes and underwriting expenses to net premiums written and the ratio of dividends to policyholders to premiums earned. The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. A combined ratio of less than 100 percent generally indicates underwriting profitability. The statutory combined ratio differs from the GAAP combined ratio. In calculating the GAAP combined ratio, we do not deduct installment payment fees from incurred expenses, we base the expense ratio on premiums earned instead of premiums written and we adjust GAAP premiums earned to reflect acquisition accounting adjustments. The following table sets forth our insurance subsidiaries’ statutory combined ratios by major line of business for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Commercial lines:
Automobile	92.9%	91.5%
Workers’ compensation	93.7	95.8
Commercial multi-peril	88.2	102.2
Other	28.2	40.0
Total commercial lines	88.8	94.3
Personal lines:
Automobile	106.9	101.9
Homeowners	95.5	105.4
Other	77.3	82.0
Total personal lines	101.6	101.8
Total commercial and personal lines	96.9	99.1

Investments

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we write down the investment to its fair value and we reflect the amount of the write-down as a realized loss in our results of operations when we consider the decline in value of an individual investment to be other than temporary. We individually monitor all investments for other-than-temporary declines in value. Generally, we assume there has been an other-than-temporary decline in value if an individual equity security has depreciated in value by more than 20% of original cost and has been in such an unrealized loss position for more than six months. We held six equity securities that were in an unrealized loss position at March 31, 2012. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we considered these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, company or geographic events that have negatively impacted the value of a security and rating agency downgrades. We held 35 debt securities that were in an unrealized loss position at March 31, 2012. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary. We did not recognize any impairment losses in the first three months of 2012 or 2011.

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. We generally obtain one price per security. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates obtained are representative of fair values based upon their general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security type and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At March 31, 2012 and December 31, 2011, we received one estimate per security from one of the pricing services and we priced all but an insignificant amount of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at March 31, 2012 and December 31, 2011, we did not identify any discrepancies and we did not make any adjustments to the estimates the pricing services provided.

Policy Acquisition Costs

Our insurance subsidiaries defer their policy acquisition costs, consisting primarily of commissions, premium taxes and certain other underwriting costs that relate directly to the successful acquisition of insurance policies. We amortize these costs over the period in which our insurance subsidiaries earn the related premiums. The method we follow in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. This method gives effect to the premiums to be earned, related investment income, losses and loss expenses and certain other costs we expect to incur as our insurance subsidiaries earn the premiums.

Results of Operations – Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the three months ended March 31, 2012 were $121.3 million, an increase of $9.1 million, or 8.1%, from the $112.2 million of net premiums written for the first quarter of 2011. We primarily attribute the increase to a change in MICO’s quota-share reinsurance, the impact of personal lines premium rate increases and an increase in commercial lines new business writings. Effective January 1, 2012, MICO reduced its external quota-share percentage from 50% to 40%. Personal lines net premiums written increased $2.8 million, or 4.0%, for the first quarter of 2012 compared to the first quarter of 2011. The increase included $1.2 million related to the MICO quota-share change, with the remainder of the increase attributable to premium rate increases our insurance subsidiaries implemented throughout 2011 and 2012. Commercial lines net premiums written increased $6.4 million, or 14.8%, for the first quarter of 2012 compared to the first quarter of 2011. The increase included $1.5 million related to the MICO quota-share change, with the remainder of the increase attributable to increased writings of new accounts in the commercial automobile, commercial multi-peril and workers’ compensation lines of business.

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the first quarter of 2012 were $114.7 million, an increase of $10.9 million, or 10.5%, compared to $103.8 million for the first quarter of 2011, reflecting increases in net premiums written during 2012 and 2011. Our insurance subsidiaries earn premiums and recognize them as revenue over the terms of their policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding 12-month period compared to the comparable period one year earlier.

Investment Income. Our net investment income decreased to $5.1 million for the first quarter of 2012, compared to $5.2 million for the first quarter of 2011. We attribute this decrease primarily to lower average investment yields on our invested assets that offset an increase in our average invested assets from $728.2 million for the first quarter of 2011 to $783.9 million for the first quarter of 2012.

Net Realized Investment Gains. Net realized investment gains for the first quarter of 2012 were $2.3 million, compared to $373,073 for the first quarter of 2011. The net realized investment gains for the first quarter of 2012 and 2011 resulted primarily from strategic sales of fixed maturities within our investment portfolio. We did not recognize any impairment losses during the first quarter of 2012 or 2011.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, for the first quarter of 2012 was 66.8%, a decrease from our insurance subsidiaries’ 70.4% loss ratio for the first quarter of 2011. Our insurance subsidiaries experienced lower weather-related losses during the first quarter of 2012 compared to the first quarter of 2011. Our insurance subsidiaries’ commercial lines loss ratio decreased to 59.7% for the first quarter of 2012 compared to 66.1% for the first quarter of 2011, primarily due to decreases in their workers’ compensation and commercial multi-peril loss ratios. The personal lines loss ratio decreased slightly to 70.1% for the first quarter of 2012, compared to 71.0% for the first quarter of 2011, primarily due to a decrease in the homeowners loss ratio. Our insurance subsidiaries had virtually no development during the first three months of 2012 in their reserves for prior accident years, compared to $1.5 million in favorable development during the first three months of 2011.

Underwriting Expenses. Our insurance subsidiaries’ expense ratio, which is the ratio of policy acquisition costs and other underwriting expenses to premiums earned, for the first quarters of 2012 and 2011 was 32.4% and 33.2%, respectively. MICO’s underwriting expenses for the first quarter of 2011 included non-deferrable costs in the amount of approximately $700,000 for which MICO recognized offsetting ceding commissions over the terms of the policies to which the expenses related. Our insurance subsidiaries’ GAAP expense ratio for the first quarter of 2011 reflected this additional expense.

Combined Ratio. Our insurance subsidiaries’ combined ratio was 99.4% and 103.8% for the three months ended March 31, 2012 and 2011, respectively. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned. We primarily attribute the improvement in the combined ratio to an decrease in the loss ratio.

Interest Expense. Our interest expense for the first quarter of 2012 was $570,544, compared to $443,470 for the first quarter of 2011. The higher interest expense in the 2012 period reflected an increase in our borrowings under our line of credit in May 2011.

Income Taxes. Income tax expense was $1.8 million for the first quarter of 2012, representing an effective tax rate of 18.7%, compared to $390,199 for the first quarter of 2011, representing an effective tax rate of 15.0%. The effective tax rate in both periods represented an estimate based on projected annual taxable income.

Net Income and Earnings Per Share. Our net income for the first quarter of 2012 was $8.0 million, or $.31 per share of Class A common stock on a diluted basis and $.29 per share of Class B common stock, compared to net income of $2.2 million, or $.09 per share of Class A common stock on a diluted basis and $.08 per share of Class B common stock, for the first quarter of 2011. We had 20.0 million shares of our Class A shares outstanding for both periods. We had 5.6 million Class B shares outstanding for both periods.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as they arise. Our major sources of funds from operations are the net cash flows generated from our insurance subsidiaries’ underwriting results, investment income and maturing investments.

We have historically generated sufficient net positive cash flow from our operations to fund our commitments and add to our investment portfolio, thereby increasing future investment returns. The impact of the pooling agreement between Donegal Mutual and Atlantic States has historically been cash flow positive because of the consistent underwriting profitability of the pool. We settle the pool monthly, thereby resulting in cash flows substantially similar to cash flows that would result from the underwriting of direct business. We have not experienced any unusual variations in the timing of claim payments associated with the loss reserves of our insurance subsidiaries. We maintain significant liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective, thereby providing an additional measure of liquidity to meet our obligations should an unexpected variation occur in the future. Net cash flows (used in) provided by operating activities in the first three months of 2012 and 2011 were ($126,883) and $6.1 million, respectively, with the change in cash flows due primarily to an increase in our insurance subsidiaries’ claim settlements during the first three months of 2012 compared to the prior-year period.

At March 31, 2012, we had $54.5 million in outstanding borrowings under our line of credit and had the ability to borrow $5.5 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus between 1.75% and 2.25%, depending on our leverage ratio.

The following table shows our expected payments for significant contractual obligations at March 31, 2012.

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Net liability for unpaid losses and loss expenses of our insurance subsidiaries	$242,481	$109,181	$110,281	$10,317	$12,702
Subordinated debentures	20,465	—	—	—	20,465
Borrowings under line of credit	54,500	—	54,500	—	—

Total contractual obligations	$317,446	$109,181	$164,781	$10,317	$33,167

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

We estimate the timing of the amounts for the borrowings under our line of credit based on their contractual maturities we discuss in Note 7 – Borrowings. Our borrowings under our line of credit carry interest rates that vary as we discuss in Note 7 – Borrowings. Based upon the interest rates in effect at March 31, 2012, our annual interest cost associated with our borrowings under our line of credit is approximately $1.2 million. For every 1% change in the interest rate associated with our borrowings under our line of credit, the effect on our annual interest cost would be approximately $545,000.

We estimate the timing of the amounts for the subordinated debentures based on their contractual maturities. We may redeem the debentures at our option, at par, on dates we discuss in Note 7 – Borrowings. We pay interest on our subordinated debentures at interest rates that vary as we discuss in Note 7 – Borrowings. Based upon the interest rates in effect at March 31, 2012, our annual interest cost associated with our subordinated debentures is approximately $907,000. For every 1% change in the three-month LIBOR rate, the effect on our annual interest cost would be approximately $200,000.

On February 23, 2009, our board of directors authorized a share repurchase program pursuant to which we may purchase up to 300,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable SEC rules and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the three-month periods ended March 31, 2012 and 2011, respectively. We have purchased a total of 136,628 shares of our Class A common stock under this program from its inception through March 31, 2012.

On April 19, 2012, our board of directors declared quarterly cash dividends of 12.25 cents per share of our Class A common stock and 11.00 cents per share of our Class B common stock, payable on May 15, 2012 to our stockholders of record as of the close of business on May 1, 2012. We are not subject to any restrictions on our payment of dividends to our stockholders, although there are state law restrictions on the payment of dividends by our insurance subsidiaries to us. Dividends from our insurance subsidiaries are our principal source of cash for payment of dividends to our stockholders. Applicable laws require our insurance subsidiaries to maintain certain minimum surplus on a statutory basis and require prior approval of the applicable domiciliary insurance regulatory authorities for dividends in excess of 10% of statutory surplus. Our insurance subsidiaries are also subject to risk-based capital (“RBC”) requirements. At December 31, 2011, our insurance subsidiaries’ capital levels were each substantially above the applicable RBC requirements. At January 1, 2012, amounts available for distribution as dividends to us from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities were $17.4 million from Atlantic States, $1.8 million from Southern, $2.5 million from Le Mars, $4.1 million from Peninsula, $0 from Sheboygan and $3.9 million from MICO.

At March 31, 2012, we had no material commitments for capital expenditures.

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

Our investment mix shifted slightly due to a shift from lower-yielding short-term investments to fixed maturity investments during the first three months of 2012. We have maintained approximately the same duration of our investment portfolio to our liabilities from December 31, 2011 to March 31, 2012.

There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2011 through March 31, 2012.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

We base all statements contained in this report that are not historic facts on current expectations. Such statements are forward-looking in nature (as defined in the Private Securities Litigation Reform Act of 1995) and necessarily involve risks and uncertainties. Forward-looking statements we make may be identified by our use of words such as “will,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “seeks,” “estimates” and similar expressions. Actual results could vary materially. The factors that could cause our actual results to vary materially from forward-looking statements we have previously made, include, but are not limited to, our ability to maintain profitable operations, the adequacy of the loss and loss expense reserves of our insurance subsidiaries, business and economic conditions in the areas in which we operate, interest rates, competition from various insurance and other financial businesses, terrorism, the availability and cost of reinsurance, adverse and catastrophic weather events, legal and judicial developments, changes in regulatory requirements, our ability to integrate and manage successfully the companies we may acquire from time to time and the other risks that we describe from time to time in our filings with the SEC. We disclaim any obligation to update such statements or to announce publicly the results of any revisions that we may make to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Item 4T.	Controls and Procedures.

Not applicable.

Part II. Other Information

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Our business, results of operations and financial condition, and, therefore, the value of our Class A common stock and Class B common stock, are subject to a number of risks. For a description of certain risks, we refer to “Risk Factors” in our 2011 Annual Report on Form 10-K filed with the SEC on March 12, 2012. There have been no material changes in the risk factors disclosed in that Form 10-K Report during the three months ended March 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 January 1-31, 2012	Class A – None Class B – None	Class A – None Class B – None	Class A – None Class B – None

Month #2 February 1-29, 2012	Class A – None Class B – None	Class A – None Class B – None	Class A – None Class B – None

Month #3 March 1-31, 2012	Class A – None Class B – 8,300	Class A – None Class B – $21.00	Class A – None Class B – 8,300		(1)

Total	Class A – None Class B – 8,300	Class A – None Class B – $21.00	Class A – None Class B – 8,300

(1)	Donegal Mutual purchased these shares pursuant to its announcement on August 17, 2004 that it will, at its discretion, purchase shares of our Class A common stock and Class B common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. Such announcement did not stipulate a maximum number of shares that may be purchased under this program. We reference Donegal Mutual’s August 17, 2004 announcement in each Form 10-Q and Form 10-K we file with the SEC.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

Exhibit 31.1	Certification of Chief Executive Officer

Exhibit 31.2	Certification of Chief Financial Officer

Exhibit 32.1	Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Title 18 of the United States Code

Exhibit 32.2	Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Title 18 of the United States Code

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONEGAL GROUP INC.

May 7, 2012	By:	/s/ Donald H. Nikolaus
Donald H. Nikolaus, President and Chief Executive Officer

May 7, 2012	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Senior Vice President and Chief Financial Officer