Form 10-Q
period 2012-06-30
DONEGAL GROUP INC
filed 2012-08-07
CIK 800457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,059,385 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on July 31, 2012.

DONEGAL GROUP INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Donegal Group Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost	$49,448,966	$58,489,619
Available for sale, at fair value	665,847,829	646,598,178
Equity securities, available for sale, at fair value	2,950,617	7,437,538
Investments in affiliates	34,594,028	32,322,246
Short-term investments, at cost, which approximates fair value	41,088,503	40,461,410

Total investments	793,929,943	785,308,991
Cash	18,037,133	13,245,378
Accrued investment income	6,406,209	6,713,038
Premiums receivable	118,158,334	104,715,327
Reinsurance receivable	209,598,422	209,823,907
Deferred policy acquisition costs	39,635,087	36,424,955
Deferred tax asset, net	7,094,275	9,919,720
Prepaid reinsurance premiums	114,170,422	106,450,018
Property and equipment, net	5,686,845	6,154,383
Accounts receivable - securities	641,925	1,507,500
Federal income taxes recoverable	4,093,731	2,661,808
Due from affiliate	1,308,463	—
Goodwill	5,625,354	5,625,354
Other intangible assets	958,010	958,010
Other	1,307,524	1,285,089

Total assets	$1,326,651,677	$1,290,793,478

Liabilities and Stockholders’ Equity
Liabilities
Unpaid losses and loss expenses	$448,779,688	$442,407,615
Unearned premiums	364,853,741	336,937,261
Accrued expenses	17,207,809	20,956,549
Reinsurance balances payable	17,042,324	20,039,339
Borrowings under line of credit	54,905,499	54,500,000
Cash dividends declared to stockholders	—	2,996,076
Subordinated debentures	20,465,000	20,465,000
Accounts payable - securities	6,334,969	—
Due to affiliate	—	5,386,391
Drafts payable	1,640,718	1,548,953
Other	1,843,221	2,104,702

Total liabilities	933,072,969	907,341,886

Stockholders’ Equity
Preferred stock, $1.00 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 30,000,000 shares, issued 20,867,676 and 20,752,999 shares and outstanding 20,040,354 and 19,971,441 shares	208,677	207,530
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	172,664,412	170,836,943
Accumulated other comprehensive income	23,785,808	23,533,447
Retained earnings	208,332,800	199,604,700
Treasury stock	(11,469,481)	(10,787,520)

Total stockholders’ equity	393,578,708	383,451,592

Total liabilities and stockholders’ equity	$1,326,651,677	$1,290,793,478

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,
	2012	2011
Revenues:
Net premiums earned	$117,569,122	$104,991,401
Investment income, net of investment expenses	4,919,288	5,420,992
Net realized investment gains	1,528,333	4,316,021
Lease income	244,606	234,861
Installment payment fees	1,927,585	1,872,672
Equity in earnings of Donegal Financial Services Corporation	1,110,256	218,551

Total revenues	127,299,190	117,054,498

Expenses:
Net losses and loss expenses	86,385,353	84,195,796
Amortization of deferred policy acquisition costs	18,235,000	16,628,000
Other underwriting expenses	19,239,744	17,092,478
Policyholder dividends	109,160	98,915
Interest	630,455	558,842
Other expenses	584,396	552,066

Total expenses	125,184,108	119,126,097

Income (loss) before income tax expense (benefit)	2,115,082	(2,071,599)
Income tax expense (benefit)	92,015	(377,610)

Net income (loss)	$2,023,067	$(1,693,989)

Earnings (loss) per common share:
Class A common stock - basic and diluted	$0.08	$(0.07)

Class B common stock - basic and diluted	$0.07	$(0.06)

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,
	2012	2011
Net income (loss)	$2,023,067	$(1,693,989)
Other comprehensive income, net of tax
Unrealized gain on securities:
Unrealized holding income during the period, net of income tax of $2,198,375 and $4,075,744	4,126,365	7,692,542
Reclassification adjustment for gains included in net income (loss), net of income tax of $519,633 and $1,467,447	(1,008,700)	(2,848,574)

Other comprehensive income	3,117,665	4,843,968

Comprehensive income	$5,140,732	$3,149,979

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Revenues:
Net premiums earned	$232,260,913	$208,786,680
Investment income, net of investment expenses	10,009,010	10,651,136
Net realized investment gains	3,838,313	4,689,094
Lease income	491,971	466,543
Installment payment fees	3,762,370	3,706,536
Equity in earnings of Donegal Financial Services Corporation	2,284,775	337,951

Total revenues	252,647,352	228,637,940

Expenses:
Net losses and loss expenses	162,994,572	157,275,361
Amortization of deferred policy acquisition costs	36,116,000	33,620,000
Other underwriting expenses	38,486,563	34,539,390
Policyholder dividends	398,484	305,929
Interest	1,200,999	1,002,312
Other expenses	1,487,918	1,370,412

Total expenses	240,684,536	228,113,404

Income before income tax expense	11,962,816	524,536
Income tax expense	1,929,602	12,589

Net income	$10,033,214	$511,947

Earnings per common share:
Class A common stock - basic	$0.40	$0.02

Class A common stock - diluted	$0.39	$0.02

Class B common stock - basic and diluted	$0.36	$0.02

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Net income	$10,033,214	$511,947
Other comprehensive income, net of tax
Unrealized gain on securities:
Unrealized holding income during the period, net of income tax of $2,401,239 and $4,318,234	4,569,105	8,153,543
Reclassification adjustment for gains included in net income, net of income tax of $1,305,026 and $1,594,292	(2,533,287)	(3,094,802)

Other comprehensive income	2,035,818	5,058,741

Comprehensive income	$12,069,032	$5,570,688

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(Unaudited)

Six Months Ended June 30, 2012

	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2011	20,752,999	5,649,240	$207,530	$56,492	$170,836,943	$23,533,447	$199,604,700	$(10,787,520)	$383,451,592
Issuance of common stock (stock compensation plans)	114,677		1,147		1,770,415				1,771,562
Net income							10,033,214		10,033,214
Cash dividends declared							(3,070,559)		(3,070,559)
Grant of stock options					18,012		(18,012)		—
Tax benefit on exercise of stock options					39,042			—	39,042
Repurchase of treasury stock								(681,961)	(681,961)
Other comprehensive income						2,035,818			2,035,818
Other						(1,783,457)	1,783,457		—

Balance, June 30, 2012	20,867,676	5,649,240	$208,677	$56,492	$172,664,412	$23,785,808	$208,332,800	$(11,469,481)	$393,578,708

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net income	$10,033,214	$511,947

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,206,268	1,925,467
Net realized investment gains	(3,838,313)	(4,689,094)
Equity in earnings of Donegal Financial Services Corporation	(2,284,775)	(337,951)
Changes in assets and liabilities:
Losses and loss expenses	6,372,073	19,423,230
Unearned premiums	27,916,480	38,365,576
Premiums receivable	(13,443,007)	(10,632,371)
Deferred acquisition costs	(3,210,132)	(1,914,685)
Deferred income taxes	1,729,232	(1,251,607)
Reinsurance receivable	225,485	(16,138,989)
Prepaid reinsurance premiums	(7,720,404)	(17,016,539)
Accrued investment income	306,829	326,491
Due to affiliate	(6,694,854)	(284,289)
Reinsurance balances payable	(2,997,015)	1,940,914
Current income taxes	(1,431,923)	28,099
Accrued expenses	(3,748,740)	144,152
Other, net	(192,153)	(894,038)

Net adjustments	(6,804,949)	8,994,366

Net cash provided by operating activities	3,228,265	9,506,313

Cash Flows from Investing Activities:
Purchases of fixed maturities, available for sale	(108,961,804)	(71,799,322)
Purchases of equity securities, available for sale	(2,778,594)	(14,261,819)
Maturity of fixed maturities:
Held to maturity	8,871,191	1,709,495
Available for sale	59,262,963	26,504,947
Sales of fixed maturities, available for sale	43,190,385	32,233,706
Sales of equity securities, available for sale	7,160,201	11,007,627
Purchase of Michigan Insurance Company	—	(7,207,471)
Net purchases of property and equipment	(21,266)	—
Net increase in investment in affiliates	—	(20,570,000)
Net (purchases) sales of short-term investments	(627,093)	7,215,751

Net cash provided by (used in) investing activities	6,095,983	(35,167,086)

Cash Flows from Financing Activities:
Cash dividends paid	(6,066,635)	(5,877,789)
Issuance of common stock	1,810,604	675,631
Purchase of treasury stock	(681,961)	(674,505)
Payments on line of credit	—	(3,617,371)
Borrowings under line of credit	405,499	22,500,000

Net cash (used in) provided by financing activities	(4,532,493)	13,005,966

Net increase (decrease) in cash	4,791,755	(12,654,807)
Cash at beginning of period	13,245,378	16,342,212

Cash at end of period	$18,037,133	$3,687,405

Cash paid during period - Interest	$1,081,482	$788,976
Net cash paid (received) during period - Taxes	$1,626,965	$(1,110,000)

See accompanying notes to consolidated financial statements.

DONEGAL GROUP INC. AND SUBSIDIARIES

(Unaudited)

Notes to Consolidated Financial Statements

1 - Organization

Donegal Mutual Insurance Company (“Donegal Mutual”) organized us as an insurance holding company on August 26, 1986. Our insurance subsidiaries, Atlantic States Insurance Company (“Atlantic States”), Southern Insurance Company of Virginia (“Southern”), Le Mars Insurance Company (“Le Mars”), the Peninsula Insurance Group (“Peninsula”), which consists of Peninsula Indemnity Company and The Peninsula Insurance Company, Sheboygan Falls Insurance Company (“Sheboygan”) and Michigan Insurance Company (“MICO”), write personal and commercial lines of property and casualty insurance exclusively through a network of independent insurance agents in certain Mid-Atlantic, Midwestern, New England and Southern states. We have three operating segments: our investment function, our personal lines of insurance and our commercial lines of insurance. The personal lines products of our insurance subsidiaries consist primarily of homeowners and private passenger automobile policies. The commercial lines products of our insurance subsidiaries consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies. We also own 48.2% of the outstanding stock of Donegal Financial Services Corporation (“DFSC”), a grandfathered unitary savings and loan holding company that owns Union Community Bank FSB (“UCB”). Donegal Mutual owns the remaining 51.8% of the outstanding stock of DFSC.

At June 30, 2012, Donegal Mutual held approximately 39% of our outstanding Class A common stock and approximately 75% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately two-thirds of the total voting power of our outstanding common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations. While each company maintains its separate corporate existence, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

Atlantic States, our largest subsidiary, participates in a pooling agreement with Donegal Mutual. Under the pooling agreement, the two companies pool their insurance business, and each company receives an allocated percentage of the pooled business. Atlantic States has an 80% share of the results of the pooled business, and Donegal Mutual has a 20% share of the results of the pooled business.

On February 23, 2009, our board of directors authorized a share repurchase program pursuant to which we may purchase up to 300,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the Securities and Exchange Commission (“SEC”) and in privately negotiated transactions. We purchased 45,764 and 50,058 shares of our Class A common stock under this program during the six months ended June 30, 2012 and 2011, respectively. We have purchased a total of 182,392 shares of our Class A common stock under this program from its inception through June 30, 2012.

2 - Basis of Presentation

Our financial information for the interim periods included in this Form 10-Q Report is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of our management, are necessary for a fair presentation of our financial position, results of operations and cash flows for those interim periods. Our results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results of operations we expect for the year ending December 31, 2012.

You should read these interim financial statements in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

During the second quarter of 2012, we recorded an entry that reduced Accumulated Other Comprehensive Income and increased Retained Earnings by $1.8 million to correct an immaterial error related to prior years.

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

	Three Months Ended June 30,
	2012		2011
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$1,621	$402	$(1,344)	$(350)

Denominator:
Weighted-average shares outstanding	20,041,887	5,576,775	20,026,238	5,576,775

Basic net income (loss) per share	$0.08	$0.07	$(0.07)	$(0.06)

Diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$1,621	$402	$(1,344)	$(350)

Denominator:
Number of shares used in basic computation	20,041,887	5,576,775	20,026,238	5,576,775
Weighted-average shares effect of dilutive securities
Add: Director and employee stock options	297,501	—	—	—

Number of shares used in per share computations	20,339,388	5,576,775	20,026,238	5,576,775

Diluted net (loss) income per share	$0.08	$0.07	$(0.07)	$(0.06)

	Six Months Ended June 30,
	2012		2011
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic and diluted net income per share:
Numerator:
Allocation of net income	$8,013	$2,020	$417	$95

Denominator:
Weighted-average shares outstanding	20,019,086	5,576,775	20,019,481	5,576,775

Basic net income per share	$0.40	$0.36	$0.02	$0.02

Diluted net income per share:
Numerator:
Allocation of net income	$8,013	$2,020	$417	$95

Denominator:
Number of shares used in basic computation	20,019,086	5,576,775	20,019,481	5,576,775
Weighted-average shares effect of dilutive securities
Add: Director and employee stock options	331,169	—	—	—

Number of shares used in per share computations	20,350,255	5,576,775	20,019,481	5,576,775

Diluted net income per share	$0.39	$0.36	$0.02	$0.02

We did not include outstanding options to purchase the following number of shares of Class A common stock in our computation of diluted earnings per share because the exercise price of the options was greater than the average market price of our Class A common stock during the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Number of shares excluded	1,229,500	4,021,667	1,226,500	4,021,667

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

Our insurance subsidiaries and Donegal Mutual purchase certain third-party reinsurance on a combined basis. Le Mars, MICO, Peninsula and Sheboygan also purchase separate third-party reinsurance that provides coverage that is commensurate with their relative size and exposures. Our insurance subsidiaries use several different reinsurers, all of which, consistent with requirements of our insurance subsidiaries and Donegal Mutual, have an A.M. Best rating of A- (Excellent) or better or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A- rating from A.M. Best. The following information describes the external reinsurance our insurance subsidiaries have in place at June 30, 2012:

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

Through June 7, 2012, our insurance subsidiaries and Donegal Mutual had property catastrophe coverage through a series of layered treaties up to aggregate losses of $130.0 million per occurrence over the set retention. From and after June 8, 2012, our insurance subsidiaries and Donegal Mutual increased their coverage to $145.0 million per occurrence over the set retention.

Our insurance subsidiaries and Donegal Mutual also purchase facultative reinsurance to cover exposures from losses that exceed the limits provided by their third-party reinsurance agreements.

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

Other than the changes we discuss above, we made no significant changes to our third-party reinsurance or the reinsurance agreements between our insurance subsidiaries and Donegal Mutual during the six months ended June 30, 2012.

5 - Investments

The amortized cost and estimated fair values of our fixed maturities and equity securities at June 30, 2012 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,000	$33	$—	$1,033
Obligations of states and political subdivisions	47,987	2,148	—	50,135
Corporate securities	250	1	—	251
Residential mortgage-backed securities	212	15	—	227

Totals	$49,449	$2,197	$—	$51,646

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$72,105	$1,287	$174	$73,218
Obligations of states and political subdivisions	374,212	28,563	252	402,523
Corporate securities	70,642	2,665	344	72,963
Residential mortgage-backed securities	113,352	3,819	27	117,144

Fixed maturities	630,311	36,334	797	665,848
Equity securities	2,844	143	36	2,951

Totals	$633,155	$36,477	$833	$668,799

At June 30, 2012, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $354.4 million and an amortized cost of $330.2 million. Our holdings also included special revenue bonds with an aggregate fair value of $98.3 million and an amortized cost of $92.0 million. With respect to both categories of these bonds, we held no securities of any issuer that comprised more than 10% of the category at June 30, 2012. Education bonds and water and sewer utility bonds represented 54% and 14%, respectively, of our total investments in special revenue bonds based on their carrying values at June 30, 2012. Many of the issuers of the special revenue bonds we held at June 30, 2012 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held were similar to general obligation bonds.

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

At December 31, 2011, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $372.2 million and an amortized cost of $348.4 million. Our holdings also included special revenue bonds with an aggregate fair value of $86.5 million and an amortized cost of $81.0 million. With respect to both categories of these bonds, we held no securities of any issuer that comprised more than 10% of the category at December 31, 2011. Education bonds and water and sewer utility bonds represented 59% and 17%, respectively, of our total investments in special revenue bonds based on their carrying values at December 31, 2011. Many of the issuers of the special revenue bonds we held at December 31, 2011 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held were similar to general obligation bonds.

We show below the amortized cost and estimated fair value of our fixed maturities at June 30, 2012 by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity
Due in one year or less	$2,000	$2,036
Due after one year through five years	38,096	39,744
Due after five years through ten years	9,141	9,639
Due after ten years	—	—
Residential mortgage-backed securities	212	227

Total held to maturity	$49,449	$51,646

Available for sale
Due in one year or less	$18,063	$18,251
Due after one year through five years	65,705	67,745
Due after five years through ten years	188,906	199,407
Due after ten years	244,285	263,301
Residential mortgage-backed securities	113,352	117,144

Total available for sale	$630,311	$665,848

Gross realized gains and losses from investments before applicable income taxes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Gross realized gains:
Fixed maturities	$2,199	$—	$3,695	$441
Equity securities	(41)	4,416	788	4,505

	2,158	4,416	4,483	4,946

Gross realized losses:
Fixed maturities	2	—	7	102
Equity securities	628	100	638	155

	630	100	645	257

Net realized gains	$1,528	$4,316	$3,838	$4,689

We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at June 30, 2012 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$7,810	$174	$—	$—
Obligations of states and political subdivisions	14,279	220	527	33
Corporate securities	12,283	344	—	—
Residential mortgage-backed securities	11,278	21	804	5
Equity securities	1,009	36	—	—

Totals	$46,659	$795	$1,331	$38

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

Of our total fixed maturity securities with an unrealized loss at June 30, 2012, we classified 35 securities with a fair value of $47.0 million and an unrealized loss of $797,006 as available-for-sale and carried them at fair value on our balance sheet.

Of our total fixed maturity securities with an unrealized loss at December 31, 2011, we classified 19 securities with a fair value of $19.7 million and an unrealized loss of $610,646 as available-for-sale and carried them at fair value on our balance sheet.

We have no direct exposure to sub-prime residential mortgage-backed securities and hold no collateralized debt obligations. Substantially all of the unrealized losses in our fixed maturity investment portfolio have resulted from general market conditions and the related impact on our fixed maturity investment valuations. We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, when we consider the decline in value of an individual investment to be other than temporary, we write the investment down to its fair value, and we reflect the amount of the write-down as a realized loss in our results of operations. We individually monitor all investments for other-than-temporary declines in value. Generally, if an individual equity security has depreciated in value by more than 20% of its original cost, and has been in such an unrealized loss position for more than six months, we assume there has been an other-than-temporary decline in value. We held four equity securities that were in an unrealized loss position at June 30, 2012. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we consider these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the security prior to recovery. If it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. To determine whether a credit loss has occurred, we compare the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider a credit loss to have occurred. If we consider a credit loss to have occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including whether the fair value of the investment is significantly below its cost, whether the financial condition of the issuer of the security has deteriorated, the occurrence of industry, company and geographic events that have negatively impacted the value of the security and rating agency downgrades. We determined that no investments with fair values below cost had declined on an other-than-temporary basis during the first six months of 2012 and 2011, respectively.

We amortize premiums and discounts on debt securities over the life of the security as an adjustment to yield using the effective interest method. We compute realized investment gains and losses using the specific identification method.

We amortize premiums and discounts on mortgage-backed debt securities using anticipated prepayments.

We account for investments in our affiliates using the equity method of accounting. Under this method, we record our investment at cost, with adjustments for our share of our affiliates’ earnings and losses as well as changes in our affiliates’ equity due to unrealized gains and losses. Our investments in affiliates include our 48.2% ownership interest in DFSC. We include our share of DFSC’s net income in our results of operations. We have compiled the following summary financial information for DFSC at June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011, respectively, from the financial statements of DFSC. The financial information at June 30, 2012 and for the three and six months then ended is unaudited.

Balance sheets:	June 30, 2012	December 31, 2011
	(in thousands)
Total assets	$514,940	$532,938

Total liabilities	$444,230	$466,940
Stockholders’ equity	70,710	65,998

Total liabilities and stockholders’ equity	$514,940	$532,938

	Three Months Ended June 30,		Six Months Ended June 30,
Income statements:	2012	2011	2012	2011
	(in thousands)
Net income	$2,303	$453	$4,739	$701

6 - Segment Information

We evaluate the performance of our personal lines and commercial lines segments based upon the underwriting results of our insurance subsidiaries using statutory accounting principles (“SAP”) that various state insurance departments prescribe or permit. Our management uses SAP to measure the performance of our insurance subsidiaries instead of GAAP. Financial data by segment is as follows:

	Three Months Ended June 30,
	2012	2011
	(in thousands)
Revenues:
Premiums earned
Commercial lines	$42,946	$37,039
Personal lines	74,626	68,956

Net premiums earned	117,572	105,995
GAAP adjustments	(3)	(1,003)

GAAP premiums earned	117,569	104,992
Net investment income	4,919	5,421
Realized investment gains	1,528	4,316
Other	3,283	2,325

Total revenues	$127,299	$117,054

Income (loss) before income taxes:
Underwriting (loss) income:
Commercial lines	$(157)	$302
Personal lines	(9,815)	(14,821)

SAP underwriting loss	(9,972)	(14,519)
GAAP adjustments	3,572	1,495

GAAP underwriting loss	(6,400)	(13,024)
Net investment income	4,919	5,421
Realized investment gains	1,528	4,316
Other	2,068	1,215

Income (loss) before income taxes	$2,115	$(2,072)

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Revenues:
Premiums earned
Commercial lines	$83,783	$71,943
Personal lines	148,484	139,632

Net premiums earned	232,267	211,575
GAAP adjustments	(6)	(2,788)

GAAP premiums earned	232,261	208,787
Net investment income	10,009	10,651
Realized investment gains	3,838	4,689
Other	6,539	4,511

Total revenues	$252,647	$228,638

Income before income taxes:
Underwriting income (loss):
Commercial lines	$2,320	$428
Personal lines	(12,574)	(17,812)

SAP underwriting loss	(10,254)	(17,384)
GAAP adjustments	4,519	430

GAAP underwriting loss	(5,735)	(16,954)
Net investment income	10,009	10,651
Realized investment gains	3,838	4,689
Other	3,851	2,139

Income before income taxes	$11,963	$525

7 - Borrowings

Line of Credit

In June 2012, we renewed our existing credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a $60.0 million unsecured, revolving line of credit that expires in July 2015. We have the right to request a one-year extension of the credit agreement as of each anniversary date of the agreement. In December 2010 and March 2011, we borrowed $35.0 million and $3.5 million, respectively, in connection with our acquisition of MICO. In May 2011, we borrowed $19.0 million in connection with the merger of Union National Financial Corporation (“UNNF”) with and into DFSC. At June 30, 2012, we had $54.5 million in outstanding borrowings and had the ability to borrow an additional $5.5 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus 2.25%. The interest rate on our outstanding borrowings is adjustable quarterly. At June 30, 2012, the interest rate on our outstanding borrowings was 2.50%. We pay a fee of 0.2% per annum on the loan commitment amount regardless of usage. The credit agreement requires our compliance with certain covenants. These covenants include minimum levels of our net worth, leverage ratio and statutory surplus and the A.M. Best ratings of our insurance subsidiaries. With the exception of a requirement that we maintain a minimum interest coverage ratio, we complied with all the requirements of the credit agreement during the year ended December 31, 2011. M&T waived the minimum interest coverage ratio requirement at December 31, 2011. We calculate our interest coverage ratio using data for the most recent eight quarterly periods. We complied with all requirements of the credit agreement, including the interest coverage ratio, during the six months ended June 30, 2012.

MICO has an agreement with the Federal Home Loan Bank (the “FHLB”) of Indianapolis. Through its membership, MICO has issued debt to the FHLB of Indianapolis in exchange for cash advances in the amount of $405,499 as of June 30, 2012. The interest rate on the advances is variable and was .50% at June 30, 2012. The advances are due in 2012. The table below presents the amount of FHLB of Indianapolis stock purchased, collateral pledged and assets related to MICO’s agreement at June 30, 2012:

FHLB stock purchased and owned as part of the agreement	$252,100
Collateral pledged, at par (carrying value $3,067,600)	3,450,000
Borrowing capacity currently available	2,593,539

Subordinated Debentures

On October 29, 2003, we received $10.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on October 29, 2033 and may be called at our option, at par. The debentures carry an interest rate equal to the three-month LIBOR rate plus 3.85%, which is adjustable quarterly. At June 30, 2012, the interest rate on these debentures was 4.32% and was next subject to adjustment on July 29, 2012.

On May 24, 2004, we received $5.0 million in net proceeds from the issuance of subordinated debentures. The debentures mature on May 24, 2034 and may be called at our option, at par. The debentures carry an interest rate equal to the three-month LIBOR rate plus 3.85%, which is adjustable quarterly. At June 30, 2012, the interest rate on these debentures was 4.32% and was next subject to adjustment on August 24, 2012.

In January 2002, West Bend Mutual Insurance Company (“West Bend”) purchased a $5.0 million surplus note from MICO at face value to increase MICO’s statutory surplus. On December 1, 2010, Donegal Mutual purchased the surplus note from West Bend at face value. The surplus note carries an interest rate of 5.00%, and any repayment of principal or interest on their surplus note requires prior insurance regulatory approval.

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

We charged compensation expense for our stock compensation plans against income before income taxes of $119,868 and $29,104 for the three months ended June 30, 2012 and 2011, respectively, with a corresponding income tax benefit of $41,954 and $9,895. We charged compensation expense for our stock compensation plans against income before income taxes of $239,726 and $69,486 for the six months ended June 30, 2012 and 2011, respectively, with a corresponding income tax benefit of $83,904 and $23,625. At June 30, 2012, we had $689,937 of unrecognized compensation cost related to nonvested share-based compensation granted under our stock compensation plans. We expect to recognize this cost over a weighted average period of 7.3 years.

We account for share-based compensation to employees and directors of Donegal Mutual as share-based compensation to employees of a controlling entity. As such, we measure the fair value of the award at the grant date and recognize the fair value as a dividend to Donegal Mutual. This accounting applies to options we grant to employees and directors of Donegal Mutual, the employer of a majority of the employees that provide services to us. We recorded no implied dividends for the three months ended June 30, 2012 and 2011. We recorded implied dividends of $18,012 and $34,574 for the six months ended June 30, 2012 and 2011, respectively.

We received cash from option exercises under all stock compensation plans for the three months ended June 30, 2012 and 2011 of $627,759 and $0, respectively. We received cash from option exercises under all stock compensation plans for the six months ended June 30, 2012 and 2011 of $818,720 and $0, respectively. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of $31,935 and $0 for the three months ended June 30, 2012 and 2011, respectively. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of $39,042 and $0 for the six months ended June 30, 2012 and 2011, respectively.

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

For investments that have quoted market prices in active markets, we use the quoted market price as fair value and include these investments in Level 1 of the fair value hierarchy. We classify publicly traded equity securities as Level 1. When quoted market prices in active markets are not available, we base fair values on quoted market prices of comparable instruments or price estimates we obtain from independent pricing services. We classify our fixed maturity investments as Level 2. Our fixed maturity investments consist of U.S. Treasury securities and obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, corporate securities and residential mortgage-backed securities.

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. We generally obtain one price per security. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates we obtain are representative of fair values based upon their general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security type and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At June 30, 2012 and December 31, 2011, we received one estimate per security from one of the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at June 30, 2012 and December 31, 2011, we did not identify any discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

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

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at June 30, 2012:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$73,218	$—	$73,218	$—
Obligations of states and political subdivisions	402,523	—	402,523	—
Corporate securities	72,963	—	72,963	—
Residential mortgage-backed securities	117,144	—	117,144	—
Equity securities	2,951	1,592	1,359	—

Totals	$668,799	$1,592	$667,207	$—

We did not transfer any investments between Levels 1 and 2 during the six months ended June 30, 2012.

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

10 - Income Taxes

At June 30, 2012 and December 31, 2011, respectively, we had no material unrecognized tax benefits or accrued interest and penalties. Tax years 2008 through 2011 remained open for examination at June 30, 2012. We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of the tax asset. We established a valuation allowance of $440,778 related to a portion of the net operating loss carryforward of Le Mars at January 1, 2004. We have determined that we are not required to establish a valuation allowance for the other net deferred tax assets of $34.5 million and $34.6 million at June 30, 2012 and December 31, 2011, respectively, since it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income and the implementation of tax planning strategies. At June 30, 2012, we had remaining a net operating loss carryforward of $9.5 million related to the tax loss we incurred in 2011, which is available to offset our future taxable income and will expire in 2031 if not utilized. We also have a net operating loss carryforward of $5.9 million related to Le Mars, which will begin to expire in 2012 if not utilized. This carryforward is subject to an annual limitation in the amount that we can use in any one year of approximately $376,000.

11 - Impact of New Accounting Standards

In October 2010, the Financial Accounting Standards Board (“FASB”) issued updated guidance to address the diversity in practice for the accounting for costs associated with acquiring or renewing insurance contracts. This guidance modifies the definition of acquisition costs to specify that a cost must relate directly to the successful acquisition of a new or renewal insurance contract to qualify for deferral. If application of this guidance would result in the capitalization of acquisition costs that a reporting entity had not previously capitalized, the entity may elect not to capitalize those costs. The updated guidance is effective for periods ending after December 15, 2011. We adopted this new guidance prospectively in 2012. The amount of acquisition costs we capitalized during the first six months of 2012 did not change materially from the amount of acquisition costs that we would have capitalized had we applied our previous policy during the period. Our adoption of this new guidance did not have a material impact on our financial position, results of operations or cash flows.

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

In September 2011, the FASB issued new guidance related to evaluating goodwill for impairment. The new guidance provides entities with the option to perform a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the quantitative two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it is not required to perform the quantitative two-step goodwill impairment test. Entities also have the option to bypass the assessment of qualitative factors for any reporting unit in any period and proceed directly to performing the first step of the quantitative two-step goodwill impairment test, as was required prior to the issuance of this new guidance. An entity may begin or resume performing the qualitative assessment in any subsequent period. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We adopted this new guidance in 2011. Our adoption of this new guidance did not impact our financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We recommend that you read the following information in conjunction with the historical financial information and the footnotes to that financial information we include in this Quarterly Report on Form 10-Q. We also recommend you read Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

Critical Accounting Policies and Estimates

We combine our financial statements with those of our insurance subsidiaries and present our financial statements on a consolidated basis in accordance with GAAP.

Our insurance subsidiaries make estimates and assumptions that can have a significant effect on the amounts and disclosures we report in our financial statements. The most significant estimates relate to the reserves of our insurance subsidiaries for property and casualty insurance unpaid losses and loss expenses, the valuation of our investments and our determination of other-than-temporary impairment in our investments and the policy acquisition costs of our insurance subsidiaries. While we believe our estimates and the estimates of our insurance subsidiaries are appropriate, the ultimate amounts may differ from the estimates provided. We regularly review our methods for making these estimates and we reflect any adjustment we consider necessary in our current results of operations.

Liability for Unpaid Losses and Loss Expenses

Liabilities for unpaid losses and loss expenses are estimates at a given point in time of the amounts an insurer expects to pay with respect to policyholder claims based on facts and circumstances the insurer knows at that time. At the time an insurer establishes its estimates, it recognizes that its ultimate liability for unpaid losses and loss expenses will exceed or be less than those estimates. Our insurance subsidiaries base their estimates of liabilities for unpaid losses and loss expenses on assumptions as to future loss trends and expected claims severity, judicial theories of liability and other factors, including prevailing economic conditions. However, during the loss adjustment period, our insurance subsidiaries may learn additional facts regarding individual claims. Consequently, it often becomes necessary for our insurance subsidiaries to adjust their estimates of liability. Our insurance subsidiaries reflect any adjustments to their liabilities for unpaid losses and loss expenses in their results of operations for the period in which our insurance subsidiaries change their estimates.

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

Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions as to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced a decrease in the frequency of workers’ compensation claims during the past several years while claims severity has gradually increased. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on workers’ compensation claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and the collectibility of reinsured losses, among other items. To the extent our insurance subsidiaries determine that the factors underlying their assumptions have changed, our insurance subsidiaries periodically make adjustments for such changes in their reserves. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at June 30, 2012. For every 1% change in our estimate of our insurance subsidiaries’ liability for unpaid losses and loss expenses, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $2.5 million.

The establishment of appropriate liabilities is an inherently uncertain process. There can be no assurance that the ultimate liability of our insurance subsidiaries will not exceed our insurance subsidiaries’ unpaid loss and loss expense reserves and have an adverse effect on our results of operations and financial condition. Furthermore, we cannot predict the timing, frequency and extent of adjustments to our insurance subsidiaries’ estimated future liabilities, because the historical conditions and events that serve as a basis for our insurance subsidiaries’ estimates of ultimate claim costs may change. As is the case for substantially all property and casualty insurance companies, our insurance subsidiaries have found it necessary in the past to increase their estimated future liabilities for unpaid losses and loss expenses in certain periods, and in other periods their estimates have exceeded their actual liabilities. Changes in our insurance subsidiaries’ estimates of their liabilities for unpaid losses and loss expenses generally reflect actual payments and the evaluation of information our insurance subsidiaries have received since the prior reporting date.

Excluding the impact of periodic catastrophic weather events in recent years, our insurance subsidiaries have generally noted stable amounts in the number of claims incurred and a slight downward trend in the number of claims outstanding at period ends relative to their premium base. However, the amount of the average claim outstanding has increased gradually over the past several years. We attribute this increase to increased litigation trends and economic conditions that have extended the estimated length of disabilities and contributed to increased medical loss costs and a general slowing of settlement rates in litigated claims. Our insurance subsidiaries could make further adjustments to their estimates for liabilities in the future based on the factors we describe above. However, on the basis of our insurance subsidiaries’ internal procedures, which analyze, among other things, their prior assumptions, their experience with similar cases and historical trends such as reserving patterns, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes, we believe that our insurance subsidiaries have made adequate provision for their liability for losses and loss expenses at June 30, 2012.

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

In addition, Donegal Mutual and our insurance subsidiaries operate together as the Donegal Insurance Group and share a combined business plan designed to achieve market penetration and underwriting profitability objectives. The products our insurance subsidiaries and Donegal Mutual offer are generally complementary, thereby allowing Donegal Insurance Group to offer a broader range of products to a given market and to expand Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account. Distinctions within the products of Donegal Mutual and our insurance subsidiaries generally relate to specific risk profiles targeted within similar classes of business, such as preferred tier products compared to standard tier products, but we do not allocate all of the standard risk gradients to one company. Therefore, the underwriting profitability of the business the individual companies write directly will vary. However, because the pool homogenizes the risk characteristics of all business Donegal Mutual and Atlantic States write directly and each company shares the results according to each company’s participation percentage, each company realizes its percentage share of the underwriting results of the pool. Our insurance subsidiaries’ unpaid liability for losses and loss expenses by major line of business at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011
	(in thousands)
Commercial lines:
Automobile	$31,567	$28,164
Workers’ compensation	61,089	60,134
Commercial multi-peril	39,529	38,895
Other	4,095	3,992

Total commercial lines	136,280	131,185

Personal lines:
Automobile	90,948	87,977
Homeowners	18,056	21,125
Other	2,950	2,728

Total personal lines	111,954	111,830

Total commercial and personal lines	248,234	243,015
Plus reinsurance recoverable	200,546	199,393

Total liability for unpaid losses and loss expenses	$448,780	$442,408

We have evaluated the effect on our insurance subsidiaries’ unpaid loss and loss expense reserves and our stockholders’ equity in the event of reasonably likely changes in the variables we consider in establishing the loss and loss expense reserves of our insurance subsidiaries. We established the range of reasonably likely changes based on a review of changes in accident year development by line of business and applied those changes to our insurance subsidiaries’ loss reserves as a whole. The selected range does not necessarily indicate what could be the potential best or worst case or the most likely scenario. The following table sets forth the estimated effect on our insurance subsidiaries’ unpaid loss and loss expense reserves and our stockholders’ equity in the event of reasonably likely changes in the variables we considered in establishing loss and loss expense reserves:

Percentage Change in Loss and Loss Expense Reserves Net of Reinsurance	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at June 30, 2012	Percentage Change in Stockholders’ Equity at June 30, 2012(1)	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2011	Percentage Change in Stockholders’ Equity at December 31, 2011(1)
(dollars in thousands)
(10.0)%	$223,411	4.1%	$218,714	4.1%
(7.5)	229,616	3.1	224,789	3.1
(5.0)	235,822	2.0	230,864	2.1
(2.5)	242,028	1.0	236,940	1.0
Base	248,234	—	243,015	—
2.5	254,440	(1.0)	249,090	(1.0)
5.0	260,646	(2.0)	255,166	(2.1)
7.5	266,852	(3.1)	261,241	(3.1)
10.0	273,057	(4.1)	267,317	(4.1)

(1)	Net of income tax effect.

Statutory Combined Ratios

We evaluate our insurance operations by monitoring certain key measures of growth and profitability. In addition to using GAAP-based performance measurements, we also utilize certain non-GAAP financial measures that we believe are valuable in managing our business and for comparison to our peers. These non-GAAP measures are underwriting (loss) income, combined ratio and net premiums written. An insurance company’s statutory combined ratio is a standard measure of underwriting profitability. This ratio is the sum of the ratio of calendar-year incurred losses and loss expenses to premiums earned; the ratio of expenses incurred for commissions, premium taxes and underwriting expenses to net premiums written and the ratio of dividends to policyholders to premiums earned. The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. A combined ratio of less than 100 percent generally indicates underwriting profitability. The statutory combined ratio differs from the GAAP combined ratio. In calculating the GAAP combined ratio, we do not deduct installment payment fees from incurred expenses, we base the expense ratio on premiums earned instead of premiums written and we adjust GAAP premiums earned to reflect acquisition accounting adjustments. The following table sets forth our insurance subsidiaries’ statutory combined ratios by major line of business for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Commercial lines:
Automobile	108.6%	95.9%	100.9%	93.7%
Workers’ compensation	89.8	81.7	91.8	88.3
Commercial multi-peril	95.4	107.8	91.9	105.1
Other	41.2	52.9	35.6	46.8
Total commercial lines	95.1	93.9	92.0	94.1
Personal lines:
Automobile	105.8	103.0	106.3	102.4
Homeowners	116.3	147.4	105.9	125.4
Other	89.6	115.6	83.5	98.6
Total personal lines	108.4	116.7	105.0	109.1
Total commercial and personal lines	103.5	108.7	100.2	103.9

Investments

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we write down the investment to its fair value and we reflect the amount of the write-down as a realized loss in our results of operations when we consider the decline in value of an individual investment to be other than temporary. We individually monitor all investments for other-than-temporary declines in value. Generally, we assume there has been an other-than-temporary decline in value if an individual equity security has depreciated in value by more than 20% of its original cost and has been in such an unrealized loss position for more than six months. We held four equity securities that were in an unrealized loss position at June 30, 2012. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we considered these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, company or geographic events that have negatively impacted the value of a security and rating agency downgrades. We held 36 debt securities that were in an unrealized loss position at

June 30, 2012. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary. We did not recognize any impairment losses in the first six months of 2012 or 2011.

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount we could realize if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. We generally obtain one price per security. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates obtained are representative of fair values based upon their general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security type and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At June 30, 2012 and December 31, 2011, we received one estimate per security from one of the pricing services and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at June 30, 2012 and December 31, 2011, we did not identify any discrepancies and we did not make any adjustments to the estimates the pricing services provided.

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

Results of Operations - Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the three months ended June 30, 2012 were $131.1 million, an increase of $13.2 million, or 11.2%, from the $117.9 million of net premiums written for the second quarter of 2011. We primarily attribute the increase to a change in MICO’s quota-share reinsurance, the impact of premium rate increases and an increase in the writing of commercial lines new business. Effective January 1, 2012, MICO reduced its external quota-share percentage from 50% to 40%. Personal lines net premiums written increased $6.4 million, or 8.5%, for the second quarter of 2012 compared to the second quarter of 2011. The increase included $1.2 million related to the MICO reinsurance change, with the remainder of the increase attributable to premium rate increases our insurance subsidiaries implemented throughout 2011 and 2012 and reduced reinsurance reinstatement premiums. Commercial lines net premiums written increased $6.8 million, or 16.0%, for the second quarter of 2012 compared to the second quarter of 2011. The increase included $1.4 million related to the MICO reinsurance change, with the remainder of the increase attributable to premium rate increases and increased writings of new accounts in the commercial automobile, commercial multi-peril and workers’ compensation lines of business.

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the second quarter of 2012 were $117.6 million, an increase of $12.6 million, or 12.0%, compared to $105.0 million for the second quarter of 2011, reflecting increases in net premiums written during 2012 and 2011. Our insurance subsidiaries earn premiums and recognize them as revenue over the terms of their policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding 12-month period compared to the comparable period one year earlier.

Investment Income. Our net investment income was $4.9 million for the second quarter of 2012, compared to $5.4 million for the second quarter of 2011. We attribute this decrease primarily to lower average investment yields on our invested assets that offset an increase in our average invested assets from $749.7 million for the second quarter of 2011 to $788.2 million for the second quarter of 2012.

Net Realized Investment Gains. Net realized investment gains for the second quarter of 2012 were $1.5 million, compared to $4.3 million for the second quarter of 2011. The net realized investment gains for the second quarter of 2012 resulted primarily from strategic sales of fixed maturities within our investment portfolio. The net realized investment gains for the second quarter of 2011 resulted primarily from the previously planned periodic sales of a portion of our holdings of an equity security that we obtained in an initial public offering and for which a selling restriction expired in April 2011. We did not recognize any impairment losses in our investment portfolio during the second quarter of 2012 or 2011.

Equity in Earnings of DFSC. Our equity in the earnings of DFSC was $1.1 million for the second quarter of 2012, compared to $218,551 for the second quarter of 2011. The increase in DFSC’s earnings reflects the impact of the merger of UNNF and DFSC.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, for the second quarter of 2012 was 73.5%, a decrease from our insurance subsidiaries’ 80.2% loss ratio for the second quarter of 2011. Our insurance subsidiaries experienced lower weather-related losses during the second quarter of 2012 compared to the second quarter of 2011. Our insurance subsidiaries’ commercial lines loss ratio increased slightly to 67.6% for the second quarter of 2012 compared to 67.0% for the second quarter of 2011. The personal lines loss ratio decreased to 77.9% for the second quarter of 2012, compared to 86.7% for the second quarter of 2011, primarily due to a decrease in the homeowners loss ratio. Our insurance subsidiaries experienced unfavorable loss reserve development of approximately $2.3 million during the second quarter of 2012 in their reserves for prior accident years, compared to $1.5 million in favorable loss reserve development during the second quarter of 2011. The change in loss reserve development patterns occurred primarily within our insurance subsidiaries’ workers’ compensation and personal automobile reserves.

Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 31.9% for the second quarter of 2012, compared to 32.1% for the second quarter of 2011. MICO’s underwriting expenses for the second quarter of 2011 included non-deferrable costs in the amount of approximately $450,000 for which MICO recognized offsetting ceding commissions over the terms of the policies to which the expenses related. Our insurance subsidiaries’ GAAP expense ratio for the second quarter of 2011 reflected this additional expense.

Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratio was 105.4% and 112.4% for the three months ended June 30, 2012 and 2011, respectively. We primarily attribute the improvement in the combined ratio to a decrease in the loss ratio.

Interest Expense. Our interest expense for the second quarter of 2012 was $630,455, compared to $558,842 for the second quarter of 2011. The increase was related to higher average borrowings in the second quarter of 2012 compared to the second quarter of 2011.

Income Taxes. Income tax expense was $92,015 for the second quarter of 2012, representing an effective tax rate of 4.4%, compared to an income tax benefit of $377,610 for the second quarter of 2011. Our effective tax rate for the second quarter of 2012 represented an estimate based on projected annual taxable income.

Net Income and Earnings Per Share. Our net income for the second quarter of 2012 was $2.0 million, or $.08 per share of Class A common stock on a diluted basis and $.07 per share of Class B common stock, compared to a net loss of $1.7 million, or $.07 per share of Class A common stock on a diluted basis and $.06 per share of Class B common stock, for the second quarter of 2011. We had 20.0 million shares of our Class A shares outstanding for both periods. We had 5.6 million Class B shares outstanding for both periods.

Results of Operations - Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the six months ended June 30, 2012 were $252.5 million, an increase of $22.4 million, or 9.7%, from the $230.1 million of net premiums written for the comparable period of 2011. We primarily attribute the increase to a change in MICO’s quota-share reinsurance, the impact of premium rate increases and an increase in the writing of commercial lines new business. Effective January 1, 2012, MICO reduced its external quota-share percentage from 50% to 40%. Personal lines net premiums written increased $9.1 million, or 6.3%, for the first half of 2012 compared to the first half of 2011. The increase included $2.4 million related to the MICO reinsurance change, with the remainder of the increase attributable to premium rate increases our insurance subsidiaries implemented throughout 2011 and 2012 and reduced reinsurance reinstatement premiums. Commercial lines net premiums written increased $13.2 million, or 15.4%, for the first half of 2012 compared to the first half of 2011. The increase included $2.9 million related to the MICO reinsurance change, with the remainder of the increase attributable to premium rate increases and increased writings of new accounts in the commercial automobile, commercial multi-peril and workers’ compensation lines of business.

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the first half of 2012 were $232.3 million, an increase of $23.5 million, or 11.3%, compared to $208.8 million for the first half of 2011, reflecting increases in net premiums written during 2012 and 2011. Our insurance subsidiaries earn premiums and recognize them as revenue over the terms of their policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding 12-month period compared to the comparable period one year earlier.

Investment Income. Our net investment income was $10.0 million for the first half of 2012, compared to $10.7 million for the first half of 2011. We attribute this decrease primarily to lower average investment yields on our invested assets that offset an increase in our average invested assets from $750.0 million for the first half of 2011 to $789.6 million for the first half of 2012.

Net Realized Investment Gains. Net realized investment gains for the first half of 2012 were $3.8 million, compared to $4.7 million for the first half of 2011. The net realized investment gains for the first half of 2012 resulted primarily from strategic sales of fixed maturities within our investment portfolio. The net realized investment gains for 2011 resulted primarily from the previously planned periodic sales of a portion of our holdings of an equity security that we obtained in an initial public offering and for which a selling restriction expired in April 2011. We did not recognize any impairment losses in our investment portfolio during the first half of 2012 or 2011.

Equity in Earnings of DFSC. Our equity in the earnings of DFSC was $2.3 million for the first six months of 2012, compared to $337,951 for the first six months of 2011. The increase in DFSC’s earnings reflects the impact of the merger of UNNF and DFSC.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, for the first half of 2012 was 70.2%, a decrease from our insurance subsidiaries’ 75.3% loss ratio for the first half of 2011. Our insurance subsidiaries experienced lower weather-related losses during the first half of 2012 compared to the first half of 2011. Our insurance subsidiaries’ commercial lines loss ratio decreased to 63.8% for the first half of 2012 compared to 66.6% for the first half of 2011, primarily due to decreases in their commercial multi-peril loss ratio. The personal lines loss ratio decreased to 74.0% for the first half of 2012 compared to 78.8% for the first half of 2011, primarily due to a decrease in the homeowners loss ratio. Our insurance subsidiaries experienced unfavorable loss reserve development of approximately $2.7 million during the first half of 2012 in their reserves for prior accident years, compared to $3.0 million in favorable loss reserve development during the first half of 2011. The change in loss reserve development patterns occurred primarily within our insurance subsidiaries workers’ compensation and personal automobile reserves.

Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 32.1% for the first half of 2012, compared to 32.7% for the first half of 2011. MICO’s underwriting expenses for the first half of 2011 included non-deferrable costs in the amount of approximately $1.2 million for which MICO recognized offsetting ceding commissions over the terms of the policies to which the expenses related. Our insurance subsidiaries’ GAAP expense ratio for the first half of 2011 reflected this additional expense.

Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratio was 102.5% and 108.1% for the first half of 2012 and 2011, respectively. We primarily attribute the improvement in the combined ratio to a decrease in the loss ratio.

Interest Expense. Our interest expense for the first half of 2012 was $1.2 million, compared to $1.0 million for the first half of 2011. The increase was related to higher average borrowings in the first half of 2012 compared to the first half of 2011.

Income Taxes. Income tax expense was $1.9 million for the first half of 2012, representing an effective tax rate of 16.1%, compared to $12,589 for the first half of 2011, representing an effective tax rate of 2.4%. Our effective tax rate for both periods represented an estimate based on projected annual taxable income.

Net Income and Earnings Per Share. Our net income for the first half of 2012 was $10.0 million, or $.39 per share of Class A common stock on a diluted basis and $.36 per share of Class B common stock, compared to net income of $511,947, or $.02 per share of Class A common stock on a diluted basis and $.02 per share of Class B common stock, for the first half of 2011. We had 20.0 million shares of our Class A shares outstanding for both periods. We had 5.6 million Class B shares outstanding for both periods.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as such obligations and needs arise. Our major sources of funds from operations are the net cash flows we generate from our insurance subsidiaries’ underwriting results, investment income and investment maturities.

We have historically generated sufficient net positive cash flow from our operations to fund our commitments and add to our investment portfolio, thereby increasing future investment returns. The impact of the pooling agreement between Donegal Mutual and Atlantic States has historically been cash-flow positive because of the consistent underwriting profitability of the pool. Donegal Mutual and Atlantic States settle the pool monthly, thereby resulting in cash flows substantially similar to the cash flows that would result from the underwriting of direct business. We have not experienced any unusual variations in the timing of claim payments associated with the loss reserves of our insurance subsidiaries. We maintain significant liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective, thereby providing an additional measure of liquidity to meet our obligations should an unexpected variation occur in the future. The net cash flows our operating activities provided in the first six months of 2012 and 2011 were $3.2 million and $9.5 million, respectively, with the change in cash flows due primarily to an increase in our insurance subsidiaries’ claim settlements during the first six months of 2012 compared to the prior-year period.

At June 30, 2012, we had $54.5 million in outstanding borrowings under our line of credit and had the ability to borrow $5.5 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus 2.25%.

The following table shows our expected payments for significant contractual obligations at June 30, 2012:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Net liability for unpaid losses and loss expenses of our insurance subsidiaries	$248,234	$111,560	$113,376	$10,731	$12,567
Subordinated debentures	20,465	—	—	—	20,465
Borrowings under line of credit	54,906	406	54,500	—	—

Total contractual obligations	$323,605	$111,966	$167,876	$10,731	$33,032

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

We estimate the timing of the amounts for the borrowings under our line of credit based on their contractual maturities we discuss in Note 7 – Borrowings. Our borrowings under our line of credit carry interest rates that vary as we discuss in Note 7 – Borrowings. Based upon the interest rates in effect at June 30, 2012, our annual interest cost associated with our borrowings under our line of credit is approximately $1.2 million. For every 1% change in the interest rate associated with our borrowings under our line of credit, the effect on our annual interest cost would be approximately $549,000.

We estimate the timing of the amounts for the subordinated debentures based on their contractual maturities. We may redeem the debentures at our option, at par, on the dates we discuss in Note 7 – Borrowings. We pay interest on our subordinated debentures at interest rates that vary as we discuss in Note 7 – Borrowings. Based upon the interest rates in effect at June 30, 2012, our annual interest cost associated with our subordinated debentures is approximately $897,000. For every 1% change in the three-month LIBOR rate, the effect on our annual interest cost would be approximately $200,000.

On February 23, 2009, our board of directors authorized a share repurchase program pursuant to which we may purchase up to 300,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the SEC and in privately negotiated transactions. We purchased 45,764 and 50,058 shares of our Class A common stock under this program during the six months ended June 30, 2012 and 2011, respectively. We have purchased a total of 182,392 shares of our Class A common stock under this program from its inception through June 30, 2012.

On July 19, 2012, our board of directors declared quarterly cash dividends of 12.25 cents per share of our Class A common stock and 11.00 cents per share of our Class B common stock, payable on August 15, 2012 to our stockholders of record as of the close of business on August 1, 2012. We are not subject to any restrictions on our payment of dividends to our stockholders, although there are state law restrictions on the payment of dividends by our insurance subsidiaries to us. Dividends from our insurance subsidiaries are our principal source of cash for payment of dividends to our stockholders. Applicable laws require our insurance subsidiaries to maintain certain minimum surplus on a statutory basis and require prior approval of the applicable domiciliary insurance regulatory authorities for dividends in excess of 10% of statutory surplus. Our insurance subsidiaries are also subject to risk-based capital (“RBC”) requirements. At December 31, 2011, our insurance subsidiaries’ capital levels were each substantially above the applicable RBC requirements. At January 1, 2012, amounts available for distribution as dividends to us from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities were $17.4 million from Atlantic States, $1.8 million from Southern, $2.5 million from Le Mars, $4.1 million from Peninsula, $0 from Sheboygan and $3.9 million from MICO.

At June 30, 2012, we had no material commitments for capital expenditures.

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

Our market risk generally represents the risk of gain or loss that may result from the potential change in the fair value of the securities we hold in our investment portfolio as a result of fluctuations in prices and interest rates and, to a lesser extent, our debt obligations. We manage our interest rate risk by maintaining an appropriate relationship between the average duration of our investment portfolio and the approximate duration of our liabilities, i.e., policy claims of our insurance subsidiaries and our debt obligations.

Our investment mix shifted slightly due to a shift from lower-yielding short-term investments to fixed maturity investments during the first six months of 2012. We have maintained approximately the same duration of our investment portfolio to our liabilities from December 31, 2011 to June 30, 2012.

There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2011 through June 30, 2012.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to SEC Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, at the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we, including our consolidated subsidiaries, are required to disclose in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to affect materially, our internal control over financial reporting.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

We base all statements contained in this Quarterly Report on Form 10-Q that are not historic facts on current expectations. Such statements are forward-looking in nature (as defined in the Private Securities Litigation Reform Act of 1995) and necessarily involve risks and uncertainties. Forward-looking statements we make may be identified by our use of words such as “will,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “seeks,” “estimates” and similar expressions. Actual results could vary materially. The factors that could cause our actual results to vary materially from forward-looking statements we have previously made, include, but are not limited to, our ability to maintain profitable operations, the adequacy of the loss and loss expense reserves of our insurance subsidiaries, business and economic conditions in the areas in which we operate, interest rates, competition from various insurance and other financial businesses, terrorism, the availability and cost of reinsurance, adverse and catastrophic weather events, legal and judicial developments, changes in regulatory requirements, our ability to integrate and manage successfully the companies we may acquire from time to time and the other risks that we describe from time to time in our filings with the SEC. We disclaim any obligation to update such statements or to announce publicly the results of any revisions that we may make to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Item 4T.	Controls and Procedures.

Not applicable.

Part II. Other Information

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Our business, results of operations and financial condition, and, therefore, the value of our Class A common stock and Class B common stock, are subject to a number of risks. For a description of certain risks, we refer to “Risk Factors” in our 2011 Annual Report on Form 10-K filed with the SEC on March 12, 2012. There have been no material changes in the risk factors disclosed in that Form 10-K Report during the six months ended June 30, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 April 1-30, 2012	Class A – None Class B – None	Class A – None Class B – None	Class A – None Class B – None
Month #2 May 1-31, 2012	Class A – 27,064 Class B – None	Class A – $14.90 Class B – None	Class A – 27,064 Class B – None	(1)
Month #3 June 1-30, 2012	Class A – 18,700 Class B – None	Class A – $14.91 Class B – None	Class A – 18,700 Class B – None	(1)
Total	Class A – 45,764 Class B – None	Class A – $14.90 Class B – None	Class A – 45,764 Class B – None

(1)	We purchased these shares pursuant to our announcement on February 23, 2009 that we will purchase up to 300,000 shares of our Class A common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. We may purchase up to 117,608 additional shares of our Class A common stock under this stock repurchase program.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

Exhibit 31.1	Certification of Chief Executive Officer

Exhibit 31.2	Certification of Chief Financial Officer

Exhibit 32.1	Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Title 18 of the United States Code

Exhibit 32.2	Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Title 18 of the United States Code

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONEGAL GROUP INC.

August 7, 2012	By:	/s/ DONALD H. NIKOLAUS
Donald H. Nikolaus, President
and Chief Executive Officer

August 7, 2012	By:	/s/ JEFFREY D. MILLER
Jeffrey D. Miller, Senior Vice President
and Chief Financial Officer