Form 10-K
period 2012-12-31
DONEGAL GROUP INC
filed 2013-03-12
CIK 800457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act:    Yes  ☐.    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐.    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒.    No  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒.    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements we incorporate by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” or “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company.    Yes  ☐.    No  ☒.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $176,019,297.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 20,050,649 shares of Class A common stock and 5,576,775 shares of Class B common stock outstanding on March 1, 2013.

Documents Incorporated by Reference

The registrant incorporates by reference portions of the registrant’s definitive proxy statement relating to registrant’s annual meeting of stockholders to be held April 18, 2013 into Part III of this report.

DONEGAL GROUP INC.

(i)

PART I

Item 1.	Business.

Introduction

Donegal Group Inc., or DGI, is an insurance holding company whose insurance subsidiaries offer personal and commercial lines of property and casualty insurance to businesses and individuals in 22 Mid-Atlantic, Midwestern, New England and Southern states. As used herein, the terms “we,” “us” and “our” refer to Donegal Group Inc. and its subsidiaries.

Donegal Mutual Insurance Company, or Donegal Mutual, organized us as an insurance holding company on August 26, 1986. At December 31, 2012, Donegal Mutual held approximately 39% of our outstanding Class A common stock and approximately 76% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 66% of the aggregate voting power of our outstanding shares of Class A common stock and our outstanding shares of Class B common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to a pooling agreement and other intercompany agreements and transactions we describe in Note 3 of the Notes to Consolidated Financial Statements. While maintaining the separate corporate existence of each company, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

We have been an effective consolidator of smaller “main street” property and casualty insurance companies, and we expect to continue to acquire other insurance companies to expand our business in a given region or to commence operations in a new region. Since 1995, we have completed six acquisitions of property and casualty insurance companies or began to participate in their business through Donegal Mutual’s entry into quota-share reinsurance with them.

Our insurance subsidiaries and Donegal Mutual provide their policyholders with a selection of insurance products at competitive rates, while pursuing profitability by adhering to a strict underwriting discipline. Our insurance subsidiaries derive a substantial portion of their insurance business from smaller to mid-sized regional communities. We believe this focus provides our insurance subsidiaries with competitive advantages in terms of local market knowledge, marketing, underwriting, claims servicing and policyholder service. At the same time, we believe our insurance subsidiaries have cost advantages over many smaller regional insurers that result from economies of scale they realize through centralized accounting, administrative, data processing, investment and other services.

We believe we have a substantial opportunity, as a well-capitalized regional insurance holding company with a solid business strategy, to grow profitably and compete effectively with national property and casualty insurers. Our downstream holding company structure, with Donegal Mutual as our controlling stockholder, has proven its effectiveness and success over the past 27 years of our existence. Over that time frame, we have grown significantly in terms of revenue and financial strength, and the Donegal Insurance Group has developed an excellent reputation as a regional group of property and casualty insurers.

We own 48.2% of Donegal Financial Services Corporation, or DFSC. DFSC is a grandfathered unitary savings and loan holding company that owns all of the outstanding capital stock of Union Community Bank FSB, a federal savings bank, or UCB. UCB has 13 banking offices, all of which are located in Lancaster County, Pennsylvania. Donegal Mutual owns the remaining 51.8% of DFSC. For further information regarding DFSC, we refer to “Business - Donegal Financial Services Corporation” in this Form 10-K Annual Report.

We have four segments: our investment function, our personal lines of insurance, our commercial lines of insurance and our investment in DFSC. We set forth financial information about these segments in Note 20 of the Notes to Consolidated Financial Statements. The personal lines products of our insurance subsidiaries consist primarily of homeowners and private passenger automobile policies. The commercial lines products of our insurance subsidiaries consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies.

Available Information

You may obtain our Annual Reports on Form 10-K, including this Form 10-K Annual Report, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statement and our other filings pursuant to the Securities Exchange Act of 1934, or the Exchange Act, without charge by viewing our website at www.donegalgroup.com. You may also view our Code of Business Conduct and Ethics and the charters of our executive committee, our audit committee, our compensation committee and our nominating committee on our website. Upon request to our corporate secretary, we will also provide printed copies of any of these documents to you without charge. We have provided the address of our website solely for the information of investors. We do not intend the reference to our website address to be an active link or to otherwise incorporate the contents of our website into this Form 10-K Annual Report.

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

As the capital of Atlantic States has increased, its underwriting capacity has increased proportionately. Therefore, as we originally planned in the mid-1980s, Atlantic States has successfully raised the capital necessary to support the growth of its direct business as well as to accept increases in its allocation of business from the underwriting pool. The allocation to Atlantic States from the pool has increased from an initial allocation of 35% in 1986 to an 80% allocation since March 1, 2008. The size of the underwriting pool has increased substantially since its inception. The business Atlantic States derives from the pool represents the predominant percentage of our total revenues. We do not anticipate any further changes in the pooling agreement between Atlantic States and Donegal Mutual in the foreseeable future, including any change in the percentage participation of Atlantic States in the underwriting pool. Our insurance subsidiaries other than Atlantic States do not participate in the pooling agreement. We refer to Note 3 of the Notes to Consolidated Financial Statements for more information regarding the pooling agreement.

Since Donegal Mutual established our downstream holding company structure in 1986, Donegal Mutual and our insurance subsidiaries have conducted business together while retaining their separate legal and corporate existences. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophies, the same management, the same employees, the same facilities and we offer the same types of insurance products. In addition, as the Donegal Insurance Group, Donegal Mutual and our insurance subsidiaries share a combined business plan to achieve market penetration and underwriting profitability objectives. The products Donegal Mutual and our insurance subsidiaries offer are generally complementary, which permits the Donegal Insurance Group to offer a broader range of products to a given market and to expand the Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account. Distinctions within the products of Donegal Mutual and our insurance subsidiaries generally relate to specific risk profiles targeted within similar classes of business, such as preferred tier versus standard tier products. Although the underwriting profitability of the business the individual companies write directly will vary, the underwriting pool homogenizes the risk characteristics of all business Donegal Mutual and Atlantic States write directly. Donegal Mutual and Atlantic States share the underwriting results of the pool in proportion to their respective participation in the pool.

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

The following chart summarizes our organizational structure. The chart depicts all of our property and casualty insurance subsidiaries, Southern Mutual and our interest in DFSC:

(1)	Because of the different relative voting power of our Class A common stock and Class B common stock, our public stockholders hold approximately 34.1% of the aggregate voting power of our Class A common stock and Class B common stock and Donegal Mutual holds approximately 65.9% of the aggregate voting power of our Class A common stock and Class B common stock.

Relationship with Donegal Mutual

Donegal Mutual provides facilities, personnel and other services to us and our insurance subsidiaries. Donegal Mutual allocates certain related expenses to Atlantic States in relation to the relative participation of Donegal Mutual and Atlantic States in the underwriting pool. Our insurance subsidiaries other than Atlantic States reimburse Donegal Mutual for their respective personnel costs and bear their proportionate share of information services costs based on their respective percentage of the total written premiums of the Donegal Insurance Group. Charges for these services totaled $78.8 million, $64.7 million and $64.0 million for 2012, 2011 and 2010, respectively.

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

The intent of the quota-share reinsurance agreement with Peninsula is to transfer to Donegal Mutual 100% of the premiums and losses related to the workers’ compensation product line of Peninsula in certain states, which provides the availability of an additional workers’ compensation tier to Donegal Mutual’s commercial accounts. Donegal Mutual places its assumed business from Peninsula into the underwriting pool.

The intent of the quota-share reinsurance agreement with MICO is to transfer to Donegal Mutual 25% of the premiums and losses related to MICO’s business. Donegal Mutual places its assumed business from MICO into the underwriting pool.

Effective November 1, 2012 Donegal Mutual and Southern terminated their quota-share reinsurance agreement on a run-off basis. The intent of the quota-share reinsurance agreement with Southern was to transfer to Southern 100% of the premiums and losses related to certain personal lines products Donegal Mutual offered in Virginia through the use of its automated policy quoting and issuance system.

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

•

both of Donegal Mutual’s members on the coordinating committee must determine that the new agreement or the change in an existing agreement is fair and equitable to Donegal Mutual and in the best interests of its policyholders;

•	the new agreement or the change in an existing agreement must be approved by our board of directors; and

•	the new agreement or the change in an existing agreement must be approved by Donegal Mutual’s board of directors.

The coordinating committee also meets annually to review each existing agreement between Donegal Mutual and us or our insurance subsidiaries, including all reinsurance agreements between Donegal Mutual and our insurance subsidiaries. The purpose of this annual review is to examine the results of the agreements over the past year and, in the case of reinsurance agreements, over a five-year period and to determine if the results of the existing agreements remain fair and equitable to us and our stockholders and fair and equitable to Donegal Mutual and its policyholders or if Donegal Mutual and we should mutually agree to certain adjustments. In the case of these reinsurance agreements, the annual adjustments typically relate to the reinsurance premiums, losses and reinstatement premiums. These agreements are ongoing in nature and will continue in effect throughout 2013 in the ordinary course of business.

Our members on the coordinating committee, as of the date of this Form 10-K Annual Report, are Robert S. Bolinger and John J. Lyons. Donegal Mutual’s members on the coordinating committee as of such date are Dennis J. Bixenman and John E. Hiestand. We refer to our proxy statement for our annual meeting of stockholders on April 18, 2013 for further information about the members of the coordinating committee.

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

In the latter portion of the fourth quarter of 2012 and the first quarter of 2013, the board of directors of Donegal Mutual undertook a review of the relationships of Donegal Mutual and DGI and determined that continuing the current relationships and the current corporate structure of Donegal Mutual and DGI is in the best interests of Donegal Mutual and its various constituencies.

Business Strategy

Our strategy is designed to allow our insurance subsidiaries to achieve their longstanding goal of outperforming the United States property and casualty insurance industry in terms of profitability and service, thereby providing value to the policyholders of our insurance subsidiaries and, ultimately, providing value to our stockholders. The annual net premiums earned of our insurance subsidiaries have increased from $265.8 million in 2004 to $475.0 million in 2012, a compound annual growth rate of 7.5%. Over the same time period, our insurance subsidiaries have generally achieved a combined ratio more favorable than that of the United States property and casualty insurance industry as a whole.

The combined ratio of our insurance subsidiaries and that of the United States property and casualty insurance industry as computed using United States generally accepted accounting principles, or GAAP, and statutory accounting principles, or SAP, for the years 2008 through 2012 are shown in the following table:

	2012	2011	2010	2009	2008
Our GAAP combined ratio (1)	101.6%	110.6%	104.7%	102.2%	97.2%
Our SAP combined ratio	99.8	107.9	102.9	101.1	95.1
Industry SAP combined ratio (2)	106.2	107.5	101.0	101.2	104.7

(1)	Our GAAP combined ratio for 2011 was adversely affected by the accounting related to the acquisition of MICO. We refer to Note 4 of the Notes to Consolidated Financial Statements for more information regarding our acquisition of MICO.
(2)	As reported or projected by A.M. Best Company.

We and Donegal Mutual believe we can continue to expand our insurance operations over time through organic growth and acquisitions of, or affiliations with, other insurance companies. We and Donegal Mutual have enhanced the performance of companies we have acquired, while leveraging the acquired companies’ core strengths and local market knowledge to expand their operations. Our insurance subsidiaries and Donegal Mutual also seek to increase their premium base by making quality independent agency appointments, enhancing their competitive position within each agency, introducing new and enhanced insurance products and developing and maintaining automated systems to improve their service and efficiency.

We and Donegal Mutual translate these initiatives into our book value growth in a number of ways, including the following:

•	Maintaining a conservative underwriting culture and pricing discipline to sustain our record of underwriting profitability;

•	Continuing our investment in technology to achieve operating efficiencies that lower expenses and enhance the service we provide to agencies and policyholders; and

•	Maintaining a conservative investment approach.

A detailed review of our business strategies follows:

•	Achieving underwriting profitability.

Our insurance subsidiaries focus on achieving a combined ratio of less than 100%. Our insurance subsidiaries did not achieve that objective in 2011 and 2010 because of adverse weather, declining economic activity and a soft insurance market in our marketing areas in those years, but we remain committed to achieving consistent underwriting profitability. The accounting for the acquisition of MICO also adversely affected our combined ratio in 2011. We believe that underwriting profitability is a fundamental component of our long-term financial strength because it allows our insurance subsidiaries to generate profits without relying exclusively on their investment income. Our insurance subsidiaries seek to enhance their underwriting results by:

•	carefully selecting the product lines they underwrite;

•	carefully selecting the individual risks they underwrite;

•	minimizing their individual exposure to catastrophe-prone areas; and

•	evaluating their claims history on a regular basis to ensure the adequacy of their underwriting guidelines and product pricing.

Our insurance subsidiaries have no material exposures to asbestos and environmental liabilities. Our insurance subsidiaries seek to provide more than one policy to a given personal lines or commercial lines customer because this “account selling” strategy diversifies their risk and has historically improved their underwriting results. Finally, our insurance subsidiaries use reinsurance to manage their exposure and limit their maximum net loss from large single risks or risks in concentrated areas. Our insurance subsidiaries believe these practices are key factors in their ability to maintain a combined ratio that has been generally more favorable than the combined ratio of the United States property and casualty insurance industry.

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

Since 1995, we have completed six acquisitions of property and casualty insurance companies or participated in their business through Donegal Mutual’s entry into quota-share reinsurance agreements with them. We intend to continue our growth by pursuing affiliations and acquisitions that meet our criteria. Our primary criteria include:

•	Location in regions where our insurance subsidiaries are currently conducting business or that offer an attractive opportunity to conduct profitable business;

•	A mix of business similar to the mix of business of our insurance subsidiaries;

•	Premium volume up to $100.0 million; and

•	Fair and reasonable transaction terms.

We believe that our interrelationship with Donegal Mutual assists us in pursuing affiliations with and subsequent acquisitions of, mutual insurance companies because, through Donegal Mutual, we understand the concerns and issues that mutual insurance companies face. In particular, Donegal Mutual has had success affiliating with underperforming mutual insurance companies, and we have either acquired them following their conversion to a stock company or benefited from their underwriting results as a result of Donegal Mutual’s entry into a 100% quota-share reinsurance agreement with them and placement of its assumed business into the pooling agreement. We have utilized our strengths and financial position to improve the operations of those underperforming insurance companies significantly. We evaluate a number of areas for operational synergies when considering acquisitions, including product underwriting, expenses, the cost of reinsurance and technology.

We and Donegal Mutual have the ability to employ a number of acquisition and affiliation methods. Our prior acquisitions and affiliations have taken one of the following forms:

•	purchase of all of the outstanding stock of a stock insurance company;

•	purchase of a book of business;

•	quota-share reinsurance transaction; or

•	two-step acquisition of a mutual insurance company in which:

•

as the first step, Donegal Mutual purchases a surplus note from the mutual insurance company, Donegal Mutual enters into a services agreement with the mutual insurance company and Donegal Mutual’s designees become a majority of the members of the board of directors of the mutual insurance company; and

•

as the second step, the mutual insurance company enters into a quota-share reinsurance agreement with Donegal Mutual or demutualizes, or converts, into a stock insurance company. Upon the demutualization or conversion, we purchase the surplus note from Donegal Mutual and exchange it for all of the stock of the stock insurance company resulting from the demutualization or conversion.

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

The following table highlights our history of insurance company acquisitions and affiliations since 1988:

Company Name	State of Domicile	Year Control Acquired	Method of Acquisition/Affiliation
Southern Mutual Insurance Company and now Southern Insurance Company of Virginia	Virginia	1984	Surplus note investment by Donegal Mutual in 1984; demutualization in 1988; acquisition of stock by us in 1988.

Pioneer Mutual Insurance Company and then Pioneer Insurance Company (1)(2)	Ohio	1992	Surplus note investment by Donegal Mutual in 1992; demutualization in 1993; acquisition of stock by us in 1997.

Delaware Mutual Insurance Company and then Delaware Atlantic Insurance Company (1)(2)	Delaware	1993	Surplus note investment by Donegal Mutual in 1993; demutualization in 1994; acquisition of stock by us in 1995.

Pioneer Mutual Insurance Company and then Pioneer Insurance Company (1)(2)	New York	1995	Surplus note investment by Donegal Mutual in 1995; demutualization in 1998; acquisition of stock by us in 2001.

Southern Heritage Insurance Company (2)	Georgia	1998	Purchase of stock by us in 1998.

Le Mars Mutual Insurance Company of Iowa and now Le Mars Insurance Company (1)	Iowa	2002	Surplus note investment by Donegal Mutual in 2002; demutualization in 2004; acquisition of stock by us in 2004.

Peninsula Insurance Group	Maryland	2004	Purchase of stock by us in 2004.

Sheboygan Falls Mutual Insurance Company and now Sheboygan Falls Insurance Company (1)	Wisconsin	2007	Contribution note investment by Donegal Mutual in 2007; demutualization in 2008; acquisition of stock by us in 2008.

Southern Mutual Insurance Company (3)	Georgia	2009	Surplus note investment by Donegal Mutual and quota-share reinsurance in 2009.

Michigan Insurance Company	Michigan	2010	Purchase of stock by us and surplus note investment by Donegal Mutual in 2010.

(1)	Each of these acquisitions initially took the form of an affiliation with Donegal Mutual. Donegal Mutual provided surplus note financing to the insurance company, and, in connection therewith, sufficient designees of Donegal Mutual were appointed so as to constitute a majority of the members of the board of directors of the insurance company. Donegal Mutual and the insurance company simultaneously entered into a services agreement whereby Donegal Mutual provided services to improve the operations of the insurance company. Once the insurance company’s results of operations improved, Donegal Mutual sponsored the demutualization of the insurance company. Upon the consummation of the demutualization, Donegal Mutual acquired all of the capital stock of the newly demutualized insurance company. The consideration Donegal Mutual used was the conversion of the surplus note. We then purchased the insurance company from Donegal Mutual and made an additional cash contribution to assure compliance with minimum capital and surplus requirements and to provide adequate surplus to support the insurance company’s planned premium growth.
(2)	To reduce administrative and compliance costs and expenses, these subsidiaries subsequently merged into one of our existing insurance subsidiaries.
(3)	Control acquired by Donegal Mutual.

•	Providing responsive and friendly customer and agent service to enable our insurance subsidiaries to attract new policyholders and retain existing policyholders.

We believe that excellent policyholder service is important in attracting new policyholders and retaining existing policyholders. Our insurance subsidiaries work closely with their independent agents to provide a consistently responsive level of claims service, underwriting and customer support. Our insurance subsidiaries seek to respond expeditiously and effectively to address customer and independent agent inquiries in a number of ways, including:

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

Our insurance subsidiaries seek discipline in their pricing by effecting rate increases to maintain or improve their underwriting profitability without unduly affecting their customer retention. In addition to appropriate pricing, our insurance subsidiaries seek to ensure that their premium rates are adequate relative to the amount of risk they insure. Our insurance subsidiaries review loss trends on a periodic basis to identify changes in the frequency and severity of their claims and to assess the adequacy of their rates and underwriting standards. Our insurance subsidiaries also carefully monitor and audit the information they use to price their policies for the purpose of enabling them to receive an adequate level of premiums for their risk. For example, our insurance subsidiaries inspect substantially all commercial lines risks and a substantial number of personal lines property risks before they commit to insure them to determine the adequacy of the insured amount to the value of the insured property, assess property conditions and identify any liability exposures. Our insurance subsidiaries audit the payroll data of their workers’ compensation customers to verify that the assumptions used to price a particular policy were accurate. By implementing appropriate rate increases and understanding the risks our insurance subsidiaries agree to insure, they are generally able to achieve their strategy of achieving consistent underwriting profitability.

•	Focusing on expense controls and utilization of technology to increase the operating efficiency of our insurance subsidiaries.

Our insurance subsidiaries maintain stringent expense controls under direct supervision of their senior management. We centralize many processing and administrative activities of our insurance subsidiaries to realize operating synergies and better control expenses. Our insurance subsidiaries utilize technology to automate much of their underwriting and to facilitate agency and policyholder communications on an efficient and cost-effective basis. We operate on a paperless basis. As a result of our focus on expense control, our insurance subsidiaries have reduced their expense ratio from 36.6% in 1999 to 31.2% in 2012. Our insurance subsidiaries have also increased their annual premium per employee, a measure of efficiency that our insurance subsidiaries use to evaluate their operations, from approximately $470,000 in 1999 to approximately $908,000 in 2012.

Our insurance subsidiaries maintain technology comparable to that of the largest of their competitors. “Ease of doing business” is an increasingly important component of an insurer’s value to an independent agency. Our insurance subsidiaries provide a fully automated personal lines underwriting and policy issuance system called “WritePro®.” WritePro® is a web-based user interface that substantially eases data entry and facilitates the quoting and issuance of policies for the independent agents of our insurance subsidiaries. Our insurance subsidiaries also provide a similar commercial business system called “WriteBiz®.” WriteBiz® is a web-based user interface that provides the independent agents of our insurance subsidiaries with an online ability to quote and issue commercial automobile, workers’ compensation, business owners and tradesman policies automatically. WriteFarm® is a web-based user interface that provides the independent agents of our insurance subsidiaries with an online ability to quote and issue farm policies automatically. As a result, applications of the independent agents for our insurance subsidiaries can become policies without further re-entry of information. These systems also interface with the policy management systems of the independent agents of our insurance subsidiaries.

•	Maintaining a conservative investment approach.

Return on invested assets is an important element of the financial results of our insurance subsidiaries. The investment strategy of our insurance subsidiaries is to generate an appropriate amount of after-tax income on invested assets while minimizing credit risk through investments in high-quality securities. As a result, our insurance subsidiaries seek to invest a high percentage of their assets in diversified, highly rated and marketable fixed-maturity instruments. The fixed-maturity portfolios of our insurance subsidiaries consist of both taxable and tax-exempt securities. Our insurance subsidiaries maintain a portion of their portfolios in short-term securities to provide liquidity for the payment of claims and operation of their respective businesses. Our insurance subsidiaries maintain a negligible percentage (1.1% at December 31, 2012) of their portfolios in equity securities.

Competition

The property and casualty insurance industry is highly competitive on the basis of both price and service. Numerous companies compete for business in the geographic areas where our insurance subsidiaries operate. Many of these other insurance companies are substantially larger and have greater financial resources than those of our insurance subsidiaries. In addition, because our insurance subsidiaries and Donegal Mutual market their respective insurance products exclusively through independent insurance agencies, most of which represent more than one insurance company, our insurance subsidiaries face competition within agencies, as well as competition to retain qualified independent agents.

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

The following table sets forth the net premiums written of our insurance subsidiaries by line of insurance for the periods indicated:

	Year Ended December 31,
	2012		2011		2010
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Net Premiums Written:
Personal lines:
Automobile	$195,132	39.3%	$186,677	41.1%	$171,497	43.8%
Homeowners	97,120	19.6	89,405	19.7	83,415	21.3
Other	16,319	3.3	14,983	3.3	13,135	3.4

Total personal lines	308,571	62.2	291,065	64.1	268,047	68.5

Commercial lines:
Automobile	51,261	10.3	46,168	10.2	37,094	9.5
Workers’ compensation	65,390	13.2	51,849	11.4	34,920	8.9
Commercial multi-peril	64,476	13.0	57,988	12.8	47,411	12.1
Other	6,749	1.3	6,981	1.5	4,050	1.0

Total commercial lines	187,876	37.8	162,986	35.9	123,475	31.5

Total business	$496,447	100.0%	$454,051	100.0%	$391,522	100.0%

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

As part of the effort of our insurance subsidiaries to maintain acceptable underwriting results, they conduct annual reviews of agencies that have failed to meet their underwriting profitability criteria. The review process includes an analysis of the underwriting and re-underwriting practices of the agency, the completeness and accuracy of the applications the agency has submitted, the adequacy of the training of the agency’s staff and the agency’s record of adherence to the underwriting guidelines and service standards of our insurance subsidiaries. Based on the results of this review process, the marketing and underwriting personnel of our insurance subsidiaries develop, together with the agency, a plan to improve its underwriting profitability. Our insurance subsidiaries monitor the agency’s compliance with the plan, and take other measures as required in the judgment of our insurance subsidiaries, including the termination to the extent applicable law permits of agencies that are unable to achieve acceptable underwriting profitability.

Distribution

Our insurance subsidiaries market their products primarily in the Mid-Atlantic, Midwestern, New England and Southern regions through approximately 2,500 independent insurance agencies. At December 31, 2012, the Donegal Insurance Group actively wrote business in 22 states (Alabama, Delaware, Georgia, Indiana, Iowa, Maine, Maryland, Michigan, Nebraska, New Hampshire, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Vermont, Virginia, West Virginia and Wisconsin). We believe the relationships of our insurance subsidiaries with their independent agents are valuable in identifying, obtaining and retaining profitable business. Our insurance subsidiaries maintain a stringent agency selection procedure that emphasizes appointing agencies with proven marketing strategies for the development of profitable business, and our insurance subsidiaries only appoint agencies with a strong underwriting history and potential growth capabilities. Our insurance subsidiaries also regularly evaluate the independent agencies that represent them based on their profitability and performance in relation to the objectives of our insurance subsidiaries. Our insurance subsidiaries seek to be among the top three insurers within each of their agencies for the lines of business they write.

The following table sets forth the percentage of direct premiums our insurance subsidiaries write, including 80% of the direct premiums Donegal Mutual and Atlantic States write, in each of the states where they conducted a significant portion of their business in 2012:

Pennsylvania	37.5%
Michigan	19.1
Maryland	8.9
Virginia	8.7
Delaware	5.4
Georgia	5.1
Ohio	3.2
Wisconsin	2.6
Iowa	2.5
Tennessee	1.9
Nebraska	1.9
South Dakota	1.0
Ten other states	2.2

Total	100.0%

Our insurance subsidiaries employ a number of policies and procedures that we believe enable them to attract, retain and motivate their independent agents. The consistency, competitiveness and stability of the product offerings of our insurance subsidiaries assist them in competing effectively for independent agents with other insurers whose product offerings may fluctuate based upon industry conditions. Our insurance subsidiaries have a competitive profit-sharing plan for their independent agents, consistent with applicable state laws and regulations, under which the independent agents may earn additional commissions based upon the volume of premiums produced and the profitability of the business our insurance subsidiaries receive from that agency.

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

We believe the availability and use of these technology systems has resulted in improved service to agents and policyholders, increased efficiencies in processing the business of our insurance subsidiaries and lower operating costs. Key components of these integrated technology systems are the agency interface system, the WritePro®, WriteBiz® and WriteFarm® systems, a claims processing system and an imaging system. The agency interface system provides our insurance subsidiaries with a high level of data sharing both to and from agents’ systems and also provides agents with an integrated means of processing new business. The WritePro®, WriteBiz® and WriteFarm® systems are fully automated underwriting and policy issuance systems that provide agents with the ability to generate underwritten quotes and automatically issue policies that meet the underwriting guidelines of our insurance subsidiaries with limited or no intervention by their personnel. The claims processing system allows our insurance subsidiaries to process claims efficiently and in an automated environment. The imaging system eliminates the need to handle paper files, while providing greater access to the same information by a variety of personnel. We believe our technology systems compare favorably to those of many national property and casualty insurance carriers in terms of quality and service levels.

Claims

The management of claims is a critical component of the philosophy of our insurance subsidiaries to achieve underwriting profitability on a consistent basis and is fundamental to the successful operations of our insurance subsidiaries and their dedication to excellent service. Our senior claims management oversees the claims processing units of each of our insurance subsidiaries to assure consistency in the claims settlement process. The field office staff of our insurance subsidiaries receives support from home office technical, litigation, material damage, subrogation and medical audit personnel.

The claims departments of our insurance subsidiaries rigorously manage claims to assure that they settle legitimate claims quickly and fairly and that they identify questionable claims for defense. In the majority of cases, the personnel of our insurance subsidiaries, who have significant experience in the property and casualty insurance industry and know the service philosophy of our insurance subsidiaries, adjust claims. Our insurance subsidiaries provide various means of claims reporting on a 24-hours a day, seven-days a week basis, including toll-free numbers and electronic reporting through our website. Our insurance subsidiaries strive to respond to notifications of claims promptly, generally within the day reported. Our insurance subsidiaries believe that, by responding promptly to claims, they provide quality customer service and minimize the ultimate cost of the claims. Our insurance subsidiaries engage independent adjusters as needed to handle claims in areas in which the volume of claims is not sufficient to justify the hiring of internal claims adjusters by our insurance subsidiaries. Our insurance subsidiaries also employ private adjusters and investigators, structural experts and various outside legal counsel to supplement their internal staff and to assist in the investigation of claims. Our insurance subsidiaries have a special investigative unit staffed by former law enforcement officers that attempts to identify and prevent fraud and abuse and to control questionable claims.

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

Liabilities for Losses and Loss Expenses

Liabilities for losses and loss expenses are estimates at a given point in time of the amounts an insurer expects to pay with respect to incurred policyholder claims based on facts and circumstances then known. At the time of establishing its estimates, an insurer recognizes that its ultimate liability for losses and loss expenses will exceed or be less than such estimates. Our insurance subsidiaries base their estimates of liabilities for losses and loss expenses on assumptions as to future loss trends and expected claims severity, judicial theories of liability and other factors. However, during the loss adjustment period, our insurance subsidiaries may learn additional facts regarding individual claims, and, consequently, it often becomes necessary for our insurance subsidiaries to refine and adjust their estimates of liability. We reflect any adjustments to our insurance subsidiaries’ liabilities for losses and loss expenses in our operating results in the period in which our insurance subsidiaries record the changes in their estimates.

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

Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions as to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced a decrease in claims frequency on workers’ compensation claims during the past several years while claims severity has gradually increased. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on workers’ compensation claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and legal decisions that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and the collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries attempt to make appropriate adjustments for such changes in their reserves. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at December 31, 2012. For every 1% change in our insurance subsidiaries’ loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $2.5 million.

The establishment of appropriate liabilities is an inherently uncertain process, and we can provide no assurance that our insurance subsidiaries’ ultimate liability will not exceed our insurance subsidiaries’ loss and loss expense reserves and have an adverse effect on our results of operations and financial condition. Furthermore, we cannot predict the timing, frequency and extent of adjustments to our insurance subsidiaries’ estimated future liabilities, since the historical conditions and events that serve as a basis for our insurance subsidiaries’ estimates of ultimate claim costs may change. As is the case for substantially all property and casualty insurance companies, our insurance subsidiaries have found it necessary in the past to increase their estimated future liabilities for losses and loss expenses in certain periods, and, in other periods, their estimates have exceeded their actual liabilities. Changes in our insurance subsidiaries’ estimate of their liability for losses and loss expenses generally reflect actual payments and the evaluation of information received since the prior reporting date. Our insurance subsidiaries recognized an increase (decrease) in their liability for losses and loss expenses of prior years of $7.6 million, ($168,460) and ($2.9) million in 2012, 2011 and 2010, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy, key reserving assumptions or claims management personnel, and there have been no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those years. The 2012 development represented 3.1% of the December 31, 2011 net carried reserves and resulted primarily from higher-than-expected severity in the private passenger automobile liability and workers’ compensation lines of business in accident year 2011. The 2011 development represented an immaterial amount of our December 31, 2010 net carried reserves. The 2010 development represented 1.6% of our December 31, 2009 net carried reserves and resulted primarily from less-than-expected severity in the private passenger automobile liability and homeowners lines of business in accident years prior to 2009.

Excluding the impact of catastrophic weather events, our insurance subsidiaries have noted stable amounts in the number of claims incurred and slight downward trends in the number of claims outstanding at period ends relative to their premium base in recent years across most of their lines of business. However, the amount of the average claim outstanding has increased gradually over the past several years as the property and casualty insurance industry has experienced increased litigation trends and economic conditions that have extended the estimated length of disabilities and contributed to increased medical loss costs and a general slowing of settlement rates in litigated claims. Our insurance subsidiaries could be required to make further adjustments to their estimates in the future. However, on the basis of our insurance subsidiaries’ internal procedures which analyze, among other things, their prior assumptions, their experience with similar cases and historical trends such as reserving patterns, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes, we believe that our insurance subsidiaries have made adequate provision for their liability for losses and loss expenses at December 31, 2012.

Differences between liabilities reported in our financial statements prepared on a GAAP basis and our insurance subsidiaries’ financial statements prepared on a SAP basis result from anticipating salvage and subrogation recoveries for GAAP but not for SAP. These differences amounted to $12.0 million, $11.2 million and $10.0 million at December 31, 2012, 2011 and 2010, respectively.

The following table sets forth a reconciliation of the beginning and ending GAAP net liability of our insurance subsidiaries for unpaid losses and loss expenses for the periods indicated:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Gross liability for unpaid losses and loss expenses at beginning of year	$442,408	$383,319	$263,599
Less reinsurance recoverable	199,393	165,422	83,337

Net liability for unpaid losses and loss expenses at beginning of year	243,015	217,897	180,262

Acquisition of MICO	—	—	26,960

Provision for net losses and loss expenses for claims incurred in the current year	325,276	340,671	277,194
Change in provision for estimated net losses and loss expenses for claims incurred in prior years	7,596	(168)	(2,885)

Total incurred	332,872	340,503	274,309

Net losses and loss payments for claims incurred during:
The current year	205,876	219,183	179,069
Prior years	119,074	96,202	84,565

Total paid	324,950	315,385	263,634

Net liability for unpaid losses and loss expenses at end of year	250,936	243,015	217,897
Plus reinsurance recoverable	207,891	199,393	165,422

Gross liability for unpaid losses and loss expenses at end of year	$458,827	$442,408	$383,319

The following table sets forth the development of the liability for net unpaid losses and loss expenses of our insurance subsidiaries from 2002 to 2012. Loss data in the table includes business Atlantic States received from the underwriting pool.

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

The “Net liability re-estimated as of” portion of the table shows the re-estimated amount of the previously recorded liability based on experience for each succeeding year. The estimate increases or decreases as payments are made and more information becomes known about the severity of the remaining unpaid claims. For example, the 2005 liability has developed a redundancy after seven years because we expect the re-estimated net losses and loss expenses to be $21.8 million less than the estimated liability we initially established in 2005 of $173.0 million.

The “Cumulative (excess) deficiency” shows the cumulative excess or deficiency at December 31, 2012 of the liability estimate shown on the top line of the corresponding column. An excess in liability means that the liability established in prior years exceeded the amount of actual payments and currently re-estimated unpaid liability remaining. A deficiency in liability means that the liability established in prior years was less than the amount of actual payments and currently re-estimated remaining unpaid liability.

The “Cumulative amount of liability paid through” portion of the table shows the cumulative net losses and loss expense payments made in succeeding years for net losses incurred prior to the balance sheet date. For example, the 2005 column indicates that at December 31, 2012 payments equal to $145.5 million of the currently re-estimated ultimate liability for net losses and loss expenses of $151.2 million had been made.

Amounts shown in the 2004 column of the table include information for Le Mars and the Peninsula Group for all accident years prior to 2004. Amounts shown in the 2008 column of the table include information for Sheboygan for all accident years prior to 2008. Amounts shown in the 2010 column of the table include information for MICO for the month of December 2010.

	Year Ended December 31,
(in thousands)	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
Net liability at end of year for unpaid losses and loss expenses	$131,108	$138,896	$171,431	$173,009	$163,312	$150,152	$161,307	$180,262	$217,896	$243,015	$250,936
Net liability re-estimated as of:
One year later	130,658	136,434	162,049	159,393	153,299	152,836	171,130	177,377	217,728	250,611
Two years later	128,562	130,030	152,292	153,894	150,934	154,435	167,446	177,741	217,355
Three years later	124,707	123,399	148,612	151,792	150,078	152,315	166,756	178,403
Four years later	119,817	120,917	147,280	150,183	148,745	151,120	166,852
Five years later	118,445	119,968	145,874	150,087	148,407	151,287
Six years later	118,605	119,731	146,101	150,555	149,031
Seven years later	118,905	120,425	146,739	151,161
Eight years later	119,635	120,768	147,597
Nine years later	119,887	121,505
Ten years later	120,812
Cumulative (excess) deficiency	(10,296)	(17,391)	(23,834)	(21,848)	(14,281)	1,135	5,545	(1,859)	(541)	7,596

Cumulative amount of liability paid through:
One year later	$46,268	$51,965	$67,229	$71,718	$72,499	$71,950	$79,592	$84,565	$96,201	$119,074
Two years later	74,693	81,183	102,658	107,599	104,890	105,576	116,035	123,204	148,140
Three years later	93,288	99,910	123,236	125,926	121,711	124,659	136,837	147,165
Four years later	105,143	109,964	133,844	133,805	132,698	135,392	148,243
Five years later	111,523	113,684	136,377	139,935	138,878	140,280
Six years later	114,145	114,499	139,847	143,309	141,752
Seven years later	114,641	116,727	142,016	145,492
Eight years later	116,663	118,169	143,894
Nine years later	117,998	119,123
Ten years later	118,843

	Year Ended December 31,
	2004	2005	2006	2007	2008	2009	2010	2011	2012
	(in thousands)
Gross liability at end of year	$267,190	$265,730	$259,022	$226,432	$239,809	$263,599	$383,317	$442,408	$458,827
Reinsurance recoverable	95,759	92,721	95,710	76,280	78,502	83,337	165,421	199,393	207,891
Net liability at end of year	171,431	173,009	163,312	150,152	161,307	180,262	217,896	243,015	250,936
Gross re-estimated liability	242,342	242,556	239,216	228,764	249,455	198,898	359,452	448,807
re-estimated recoverable	94,745	91,395	90,185	77,477	82,603	20,495	142,097	198,196
Net re-estimated liability	147,597	151,161	149,031	151,287	166,852	178,403	217,355	250,611
Gross cumulative deficiency (excess)	(24,848)	(23,174)	(19,806)	2,332	9,646	(64,701)	(23,865)	6,400

Third-Party Reinsurance

Our insurance subsidiaries and Donegal Mutual purchase certain third-party reinsurance on a combined basis. Le Mars, the Peninsula Group, Sheboygan and MICO also have separate reinsurance programs that provide certain coverage that is commensurate with their relative size and exposures. Our insurance subsidiaries use several different reinsurers, all of which, consistent with the requirements of our insurance subsidiaries and Donegal Mutual, have an A.M. Best rating of A- (Excellent) or better or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A- (Excellent) rating from A.M. Best.

The external reinsurance our insurance subsidiaries and Donegal Mutual purchase includes:

•	“excess of loss reinsurance,” under which their losses are automatically reinsured, through a series of contracts, over a set retention (generally $1,000,000 for 2012 and $750,000 for 2011); and

•

“catastrophic reinsurance,” under which they recover, through a series of contracts, 90% to 100% of an accumulation of many losses resulting from a single event, including natural disasters, over a set retention (generally $5.0 million for 2012 and 2011).

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

Our insurance subsidiaries and Donegal Mutual maintain external property catastrophe coverage through a series of layered treaties up to aggregate losses of $145.0 million for any single event over their respective set retentions. Our insurance subsidiaries and Donegal Mutual participated in 10% of the first $10.0 million of an accumulation of losses from any single event over $5.0 million in 2012.

Our insurance subsidiaries and Donegal Mutual also purchase facultative reinsurance to cover exposures from property and casualty losses that exceed the limits provided by their respective treaty reinsurance.

MICO maintains a quota-share reinsurance agreement with third-party reinsurers to reduce its net exposures. Effective from December 1, 2010 to December 31, 2011, the quota-share reinsurance percentage was 50%. Effective January 1, 2012, MICO reduced the quota-share reinsurance percentage from 50% to 40%. Effective January 1, 2013, MICO reduced the quota-share reinsurance percentage from 40% to 30%.

Investments

At December 31, 2012, 99.0% of all debt securities our insurance subsidiaries held had an investment-grade rating. The investment portfolios of our insurance subsidiaries did not contain any mortgage loans or any non-performing assets at December 31, 2012.

The following table shows the composition of the debt securities (at carrying value) in the investment portfolios of our insurance subsidiaries, excluding short-term investments, by rating at December 31, 2012:

(dollars in thousands)	December 31, 2012
Rating(1)	Amount	Percent
U.S. Treasury and U.S. agency securities(2)	$201,358	27.3%
Aaa or AAA	53,203	7.2
Aa or AA	379,372	51.5
A	89,338	12.1
BBB	13,339	1.9

Total	$736,610	100.0%

(1)	Ratings assigned by Moody’s Investors Services, Inc. or Standard & Poor’s Corporation.
(2)	Includes residential mortgage-backed securities of $129.0 million.

Our insurance subsidiaries invest in both taxable and tax-exempt securities as part of their strategy to maximize after-tax income. This strategy considers, among other factors, the alternative minimum tax. Tax-exempt securities made up approximately 59.8%, 63.8% and 67.2% of the debt securities in the combined investment portfolios of our insurance subsidiaries at December 31, 2012, 2011 and 2010, respectively.

The following table shows the classification of our investments and the investments of our insurance subsidiaries (at carrying value) at December 31, 2012, 2011 and 2010:

	December 31,
	2012		2011		2010
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Fixed maturities(1):
Held to maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,000	0.1%	$1,000	0.1%	$1,000	0.1%
Obligations of states and political subdivisions	40,909	5.1	56,966	7.3	59,852	8.2
Corporate securities	—	—	250	—	3,247	0.5
Residential mortgage-backed securities	191	—	274	—	667	0.1

Total held to maturity	42,100	5.2	58,490	7.4	64,766	8.9

Available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	71,311	8.8	60,978	7.8	57,316	7.9
Obligations of states and political subdivisions	416,987	51.7	398,877	50.8	389,629	53.5
Corporate securities	77,356	9.6	64,113	8.2	67,095	9.2
Residential mortgage-backed securities	128,856	16.0	122,630	15.6	89,807	12.3

Total available for sale	694,510	86.1	646,598	82.4	603,847	82.9

Total fixed maturities	736,610	91.3	705,088	89.8	668,613	91.8
Equity securities(2)	8,757	1.1	7,438	1.0	10,161	1.4
Investments in affiliates(3)	37,236	4.6	32,322	4.1	8,992	1.2
Short-term investments(4)	23,826	3.0	40,461	5.1	40,776	5.6

Total investments	$806,429	100.0%	$785,309	100.0%	$728,542	100.0%

(1)	We refer to Notes 1 and 5 to our Consolidated Financial Statements. We value those fixed maturities we classify as held to maturity at amortized cost; we value those fixed maturities we classify as available for sale at fair value. The total fair value of fixed maturities we classified as held to maturity was $43.7 million at December 31, 2012, $61.4 million at December 31, 2011 and $67.8 million at December 31, 2010. The amortized cost of fixed maturities we classified as available for sale was $655.2 million at December 31, 2012, $614.3 million at December 31, 2011 and $601.3 million at December 31, 2010.
(2)	We value equity securities at fair value. Total cost of equity securities was $8.7 million at December 31, 2012, $7.2 million at December 31, 2011 and $2.5 million at December 31, 2010.
(3)	We value investments in affiliates at cost, adjusted for our share of earnings and losses of our affiliates as well as changes in equity of our affiliates due to unrealized gains and losses.
(4)	We value short-term investments at cost, which approximates fair value.

The following table sets forth the maturities (at carrying value) in the fixed maturity and short-term investment portfolios of our insurance subsidiaries at December 31, 2012, 2011 and 2010:

	December 31,
	2012		2011		2010
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Due in(1):
One year or less	$10,004	1.4%	$16,181	2.3%	$12,968	1.9%
Over one year through three years	31,176	4.2	27,912	4.0	54,028	8.1
Over three years through five years	64,839	8.8	71,820	10.2	66,720	10.0
Over five years through ten years	201,953	27.4	188,523	26.7	201,523	30.1
Over ten years through fifteen years	191,179	26.0	172,956	24.5	147,512	22.1
Over fifteen years	108,412	14.7	104,792	14.9	95,389	14.3
Residential mortgage-backed securities	129,047	17.5	122,904	17.4	90,473	13.5

	$736,610	100.0%	$705,088	100.0%	$668,613	100.0%

(1)	Based on stated maturity dates with no prepayment assumptions. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As shown above, our insurance subsidiaries held investments in residential mortgage-backed securities having a carrying value of $129.0 million at December 31, 2012. The mortgage-backed securities consist primarily of investments in governmental agency balloon pools with stated maturities between one and 24 years. The stated maturities of these investments limit the exposure of our insurance subsidiaries to extension risk in the event that interest rates rise and prepayments decline. Our insurance subsidiaries perform an analysis of the underlying loans when evaluating a residential mortgage-backed security for purchase, and they select those securities that they believe will provide a return that properly reflects the prepayment risk associated with the underlying loans.

The following table sets forth the investment results of our insurance subsidiaries for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
(dollars in thousands)	2012	2011	2010
Invested assets(1)	$795,869	$756,925	$697,689
Investment income(2)	20,169	20,858	19,950
Average yield	2.5%	2.8%	2.9%
Average tax-equivalent yield	3.5	3.8	4.0

(1)	Average of the aggregate invested amounts at the beginning and end of the period.
(2)	Investment income is net of investment expenses and does not include realized investment gains or losses or provision for income taxes.

A.M. Best Rating

Donegal Mutual and our insurance subsidiaries have an A.M. Best rating of A (Excellent), based upon the respective current financial condition and historical statutory results of operations of Donegal Mutual and our insurance subsidiaries. We believe that the A.M. Best rating of Donegal Mutual and our insurance subsidiaries is an important factor in their marketing of the products to their agents and customers. A.M. Best’s ratings are industry ratings based on a comparative analysis of the financial condition and operating performance of insurance companies. A.M. Best’s classifications are A++ and A+ (Superior), A and A- (Excellent), B++ and B+ (Good), B and B- (Fair), C++ and C+ (Marginal), C and C- (Weak), D (Poor) and E (Under Regulatory Supervision), F (Liquidation) and S (Suspended). A.M. Best bases its ratings upon factors relevant to the payment of claims of policyholders and are not directed toward the protection of investors in insurance companies. According to A.M. Best, the “Excellent” rating that the Donegal Insurance Group maintains is assigned to those companies that, in A.M. Best’s opinion, have an excellent ability to meet their ongoing obligations to policyholders.

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

In addition to state-imposed insurance laws and regulations, the National Association of Insurance Commissioners, or the NAIC, has established a risk-based capital system, or RBC, for assessing the adequacy of statutory capital and surplus that augments the states’ current fixed dollar minimum capital requirements for insurance companies. At December 31, 2012, our insurance subsidiaries and Donegal Mutual each exceeded the minimum levels of statutory capital the RBC rules require by a substantial margin.

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

The Pennsylvania Insurance Holding Companies Act, which generally applies to Donegal Mutual, us and our insurance subsidiaries, requires that all transactions within an insurance holding company system to which an insurer is a party must be fair and reasonable and that any charges or fees for services performed must be reasonable. Any management agreement, service agreement, cost sharing arrangement and material reinsurance agreement must be filed with the Pennsylvania Insurance Department, or the Department, and is subject to the Department’s review. We have filed the pooling agreement between Donegal Mutual and Atlantic States that established the underwriting pool and all material reinsurance agreements between Donegal Mutual and our insurance subsidiaries with the Department.

Approval of the applicable insurance commissioner is also required prior to consummation of transactions affecting the control of an insurer. In virtually all states, including Iowa, Maryland, Michigan, Pennsylvania, Virginia and Wisconsin, where our insurance subsidiaries are domiciled, the acquisition of 10% or more of the outstanding capital stock of an insurer or its holding company or the intent to acquire such an interest creates a rebuttable presumption of a change in control. Pursuant to an order issued in April 2003, the Department approved Donegal Mutual’s ownership of up to 70% of our outstanding Class A common stock and up to 100% of our outstanding Class B common stock.

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

Regulatory requirements, including RBC requirements, may impact our insurance subsidiaries’ ability to pay dividends. The amount of statutory capital and surplus necessary for our insurance subsidiaries to satisfy regulatory requirements, including RBC requirements, was not significant in relation to our insurance subsidiaries’ statutory capital and surplus at December 31, 2012. Generally, the maximum amount that an insurance subsidiary may pay to us during any year after notice to, but without prior approval of, the insurance commissioner of its domiciliary state is limited to a stated percentage of that subsidiary’s statutory capital and surplus at December 31 of the preceding fiscal year or the net income of that subsidiary for its preceding fiscal year. Our insurance subsidiaries paid dividends to us of $7.0 million, $16.0 million and $12.0 million in 2012, 2011 and 2010, respectively. At December 31, 2012, the amount of dividends our insurance subsidiaries could pay to us during 2013, without the prior approval of their domiciliary insurance commissioners, is shown in the following table.

Name of Insurance Subsidiary	Ordinary Dividend Amount

Atlantic States	$18,046,566
Southern	—
Le Mars	2,680,314
Peninsula Group	4,247,109
Sheboygan	—
MICO	4,244,320

Total	$29,218,309

Donegal Mutual Insurance Company

Donegal Mutual organized as a mutual fire insurance company in Pennsylvania in 1889. At December 31, 2012, Donegal Mutual had admitted assets of $350.7 million and policyholders’ surplus of $187.7 million. At December 31, 2012, Donegal Mutual had total liabilities of $162.9 million, including reserves for net losses and loss expenses of $46.2 million and unearned premiums of $39.3 million. Donegal Mutual’s investment portfolio of $215.7 million at December 31, 2012 consisted primarily of investment-grade bonds of $16.9 million, its investment in DFSC’s common stock and its investment in our common stock. At December 31, 2012, Donegal Mutual owned 7,755,953 shares, or approximately 39%, of our Class A common stock, which Donegal Mutual carried on its books at $98.6 million, and 4,217,039 shares, or approximately 76%, of our Class B common stock, which Donegal Mutual carried on its books at $53.6 million. We present Donegal Mutual’s financial information in accordance with SAP as required by the NAIC Accounting Practices and Procedures Manual. Donegal Mutual does not, nor is it required to, prepare financial statements in accordance with GAAP.

Donegal Financial Services Corporation

In 2000, we and Donegal Mutual formed DFSC as a unitary thrift holding company and its wholly owned subsidiary, Province Bank FSB, as a federal savings bank. In May 2011, DFSC merged with Union National Financial Corporation, or UNNF, with DFSC as the surviving company in the merger. Under the merger agreement, Province Bank FSB and Union National Community Bank, which UNNF owned, also merged to form UCB. UCB is a federal savings bank with 13 branch offices in Lancaster County, Pennsylvania, and approximately $510.0 million in assets at December 31, 2012.

Because Donegal Mutual and we together own all of the outstanding capital stock of DFSC, the Board of Governors of the Federal Reserve System, or the FRB, regulates Donegal Mutual, DFSC and us as grandfathered savings and loan holding companies. As a result, Donegal Mutual, DFSC and we are subject to regulation by the FRB under the holding company provisions of the federal Home Owners’ Loan Act, or HOLA. However, if any of Donegal Mutual, DFSC or we were to lose this grandfathered status, they or we would become a bank holding company regulated by the FRB under the Bank Holding Company Act. UCB, as a federally chartered and insured stock savings bank, is subject to regulation and supervision by the Office of the Comptroller of the Currency and by the Federal Deposit Insurance Corporation. The primary purpose of the federal statutory and regulatory supervision of financial institutions is to protect depositors, the financial institutions and the financial system as a whole rather than the stockholders of financial institutions or their holding companies. UCB is currently in the process of converting from a federally-chartered stock savings bank to a Pennsylvania-chartered stock savings bank.

Sections 23A and 23B of the Federal Reserve Act impose quantitative and qualitative restrictions on transactions between a savings association and its “affiliates.” Affiliates of a savings association include, among other entities, the savings association’s holding company and non-banking companies under common control with the savings association such as Donegal Mutual and us. These restrictions on transactions with affiliates apply to transactions between DFSC and UCB, on the one hand, and Donegal Mutual and us and our insurance subsidiaries, on the other hand. These restrictions also apply to transactions among DFSC, UCB and Donegal Mutual. Because DFSC directly controls UCB and Donegal Mutual and we indirectly control UCB, DFSC, Donegal Mutual and we are subject to the Change in Bank Control Act.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-K Annual Report and the documents we incorporate by reference in this Form 10-K Annual Report contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include certain discussions relating to underwriting, premium and investment income volumes, business strategies, reserves, profitability and business relationships and our other business activities during 2012 and beyond. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “objective,” “project,” “predict,” “potential,” “goal” and similar expressions. These forward-looking statements reflect our current views about future events, our current assumptions and are subject to known and unknown risks and uncertainties that may cause our results, performance or achievements to differ materially from those we anticipate or imply by our forward-looking statements. We cannot control or predict many of the factors that could determine our future financial conditions or results of operations. Such factors may include those we describe under “Risk Factors.” The forward-looking statements contained in this annual report reflect our views and assumptions only as of the date of this Form 10-K Report. Except as required by law, we do not intend to update, and we assume no responsibility for updating, any forward-looking statements we have made. We qualify all of our forward-looking statements by these cautionary statements.

Item 1A.	Risk Factors.

Risk Factors

Risks Relating to Us and Our Business

Donegal Mutual is our controlling stockholder. Donegal Mutual and its directors and executive officers have potential conflicts of interest between the best interests of our stockholders and the best interests of the policyholders of Donegal Mutual.

Donegal Mutual controls the election of all of the members of our board of directors. Six of the 11 members of our board of directors are also directors of Donegal Mutual. Donegal Mutual and we share the same executive officers. These common directors and executive officers have a fiduciary duty to our stockholders and also have a fiduciary duty to the policyholders of Donegal Mutual. Among the potential conflicts of interest that could arise from these separate fiduciary duties are the following:

•

We and Donegal Mutual periodically review the percentage participation of Atlantic States and Donegal Mutual in the underwriting pool that Donegal Mutual and Atlantic States have maintained since 1986;

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

Each share of our Class A common stock has one-tenth of a vote per share and votes as a single class with our Class B common stock, which has one vote per share, except for matters that would uniquely affect the rights of holders of our Class A common stock or our Class B common stock. Donegal Mutual has the right to vote approximately 66% of the aggregate voting power of our Class A common stock and our Class B common stock and has sufficient voting control to:

•	elect all of the members of our board of directors, who determine our management and policies; and

•

control the outcome of any corporate transaction or other matter submitted to a vote of our stockholders for approval, including mergers or other acquisition proposals and the sale of all or substantially all of our assets, in each case regardless of how all of our other stockholders other than Donegal Mutual vote their shares.

The interests of Donegal Mutual in maintaining this greater than majority control of us may have an adverse effect on the price of our Class A common stock and the price of our Class B common stock because of the absence of any potential “takeover” premium and may be inconsistent with the interests of our stockholders other than Donegal Mutual.

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

•

our by-laws require that stockholders provide advance notice to us to nominate candidates for election to our board of directors or to propose any other item of stockholder business at a stockholders’ meeting;

•	we do not permit cumulative voting rights in the election of our directors;

•	our certificate of incorporation does not provide for preemptive rights in connection with any issuance of securities by us; and

•	our board of directors may issue, without stockholder approval unless otherwise required by law, preferred stock with such terms as our board of directors may determine.

We have authorized preferred stock that we could issue without stockholder approval to make it more difficult for a third party to acquire us.

We have 2.0 million authorized shares of preferred stock that we could issue in one or more series without further stockholder approval, unless the DGCL or the NASDAQ Global Select Market otherwise requires, and upon such terms and conditions, and having such rights, privileges and preferences, as our board of directors may determine our potential issuance of preferred stock and that may make it difficult for a third party to acquire control of us.

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

Because we are a grandfathered unitary savings and loan holding company, no person can acquire or seek to acquire more than a 10% interest in either class of our common stock without first obtaining approval of, or an exemption from, the Board of Governors of the Federal Reserve System.

We own 48.2% of the outstanding stock of DFSC, which owns all of the outstanding stock of UCB. As a result of our ownership interest in DFSC, we are a grandfathered unitary savings and loan holding company regulated under HOLA by the FRB. No person may lawfully acquire more than 10% of any class of voting security of a unitary savings and loan holding company registered under the Exchange Act without first filing specified information with the FRB and obtaining the FRB’s prior approval of the proposed acquisition or an exemption from the FRB.

Our insurance subsidiaries currently conduct business in a limited number of states, with a concentration of business in Pennsylvania, Michigan, Maryland and Virginia. Any single catastrophe occurrence or other condition affecting losses in these states could adversely affect the results of operations of our insurance subsidiaries.

Our insurance subsidiaries conduct business in 22 states located primarily in the Mid-Atlantic, Midwestern, New England and Southern states. A substantial portion of their business consists of private passenger and commercial automobile, homeowners and workers’ compensation insurance in Pennsylvania, Michigan, Maryland and Virginia. While our insurance subsidiaries and Donegal Mutual actively manage our respective exposure to catastrophes through their underwriting process and the purchase of reinsurance, a single catastrophic occurrence, destructive weather pattern, general economic trend, terrorist attack, regulatory development or other condition affecting one or more of the states in which our insurance subsidiaries conduct substantial business could materially adversely affect their business, financial condition and results of operations. Common catastrophic events include hurricanes, earthquakes, tornadoes, wind and hail storms, fires, explosions and severe winter storms.

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

Our insurance subsidiaries market their insurance products solely through a network of approximately 2,500 independent insurance agencies. This agency distribution system is one of the most important components of the competitive profile of our insurance subsidiaries. As a result, our insurance subsidiaries depend to a material extent upon their independent agents, each of whom has the authority to bind our insurance subsidiaries to insurance coverage. To the extent that such independent agents’ marketing efforts fail to result in the maintenance of their current levels of volume and quality or they bind our insurance subsidiaries to unacceptable insurance risks, fail to comply with the established underwriting guidelines of our insurance subsidiaries or otherwise inappropriately market the products of our insurance subsidiaries, the business, financial condition and results of operations of our insurance subsidiaries could suffer.

The business of our insurance subsidiaries may not continue to grow and may be materially adversely affected if they cannot retain existing, and attract new, independent agents or if insurance consumers increase their use of insurance marketing systems other than independent agents.

Our ability to retain existing, and to attract new, independent agents is essential to the continued growth of the business of our insurance subsidiaries. If independent agents find it easier to do business with the competitors of our insurance subsidiaries, our insurance subsidiaries could find it difficult to retain their existing business or to attract new business. While our insurance subsidiaries believe they maintain good relationships with the independent agents they have appointed, our insurance subsidiaries cannot be certain that these independent agents will continue to sell the products of our insurance subsidiaries to the consumers these independent agents represent. Some of the factors that could adversely affect the ability of our insurance subsidiaries to retain existing, and attract new, independent agents include:

•	the significant competition among insurance companies to attract independent agents;

•	the labor-intensive and time-consuming process of selecting new independent agents;

•	the insistence of our insurance subsidiaries that independent agents adhere to consistent underwriting standards; and

•	the ability of our insurance subsidiaries to pay competitive and attractive commissions, bonuses and other incentives to independent agents.

While our insurance subsidiaries sell insurance to policyholders solely through their network of independent agencies, many competitors of our insurance subsidiaries sell insurance through a variety of delivery methods, including independent agencies, captive agencies, the Internet and direct sales. To the extent that current and potential policyholders change their marketing system preference, the business, financial condition and results of operations of our insurance subsidiaries may be adversely affected.

We are dependent on dividends from our insurance subsidiaries for the payment of our operating expenses, our debt service and dividends to our stockholders; however, there are regulatory restrictions and business considerations that regulate the amount of dividends our insurance subsidiaries may pay to us.

As a holding company, we rely primarily on dividends from our insurance subsidiaries as a source of funds to meet our corporate obligations and to pay dividends to our stockholders. The amount of dividends our insurance subsidiaries can pay to us is subject to regulatory restrictions and depends on the amount of surplus our insurance subsidiaries maintain. From time to time, the NAIC and various state insurance regulators consider modifying the method of determining the amount of dividends that an insurance company may pay without prior regulatory approval. The maximum amount of ordinary dividends that our insurance subsidiaries can pay to us in 2013 without prior regulatory approval is approximately $29.2 million. Other business and regulatory considerations, such as the impact of dividends on surplus that could affect the ratings of our insurance subsidiaries, competitive conditions, RBC requirements, the investment results of our insurance subsidiaries and the amount of premiums that our insurance subsidiaries write could also adversely impact the ability of our insurance subsidiaries to pay dividends to us.

If A.M. Best downgrades the rating it has assigned to Donegal Mutual or any of our insurance subsidiaries, it would adversely affect their competitive position.

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

The affiliation with and acquisition of smaller, and often undercapitalized insurance companies involves risks that could adversely affect our results of operations and financial condition. The risks associated with these affiliations and acquisitions include:

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

Our insurance subsidiaries compete with many regional and national property and casualty insurance companies, including direct sellers of insurance products, insurers having their own agency organizations and other insurers represented by independent agents. Many of these insurers have greater capital than our insurance subsidiaries, have substantially greater financial, technical and operating resources and have equal or higher ratings from A.M. Best than our insurance subsidiaries. In addition, our competition may become increasingly better capitalized in the future as the property and casualty insurance industry continues to consolidate.

The greater capitalization of many of the competitors of our insurance subsidiaries enables them to operate with lower profit margins and, therefore, allows them to market their products more aggressively, to take advantage more quickly of new marketing opportunities and to offer lower premium rates. Our insurance subsidiaries may not be able to maintain their current competitive position in the markets in which they operate if their competitors offer prices for their products that are lower than the prices our insurance subsidiaries are prepared to offer. Moreover, if these competitors lower the price of their products and our insurance subsidiaries meet their pricing, the profit margins and revenues of our insurance subsidiaries may decrease and their ratios of claims and expenses to premiums may increase. All of these factors could materially adversely affect the financial condition and results of operations of our insurance subsidiaries.

Because the investment portfolios of our insurance subsidiaries consist primarily of fixed-income securities, their investment income and the fair value of their investment portfolios could decrease as a result of a number of factors.

Our insurance subsidiaries invest the premiums they receive from their policyholders and maintain investment portfolios that consist primarily of fixed-income securities. The management of these investment portfolios is an important component of the profitability of our insurance subsidiaries and a significant portion of the operating income of our insurance subsidiaries generate derives from the income they receive on their invested assets. A number of factors may affect the quality and/or yield of their portfolios, including the general economic and business environment, government monetary policy, changes in the credit quality of the issuers of the fixed-income securities our insurance subsidiaries own, changes in market conditions and regulatory changes. The fixed-income securities our insurance subsidiaries own consist primarily of securities issued by domestic entities that are backed either by the credit or collateral of the underlying issuer. Factors such as an economic downturn, disruption in the credit market or the availability of credit, a regulatory change pertaining to a particular issuer’s industry, a significant deterioration in the cash flows of the issuer or a change in the issuer’s marketplace may adversely affect the ability of our insurance subsidiaries to collect principal and interest from the issuer.

The investments of our insurance subsidiaries are also subject to risk resulting from interest rate fluctuations. Increasing interest rates or a widening in the spread between interest rates available on U.S. Treasury securities and corporate debt or asset-backed securities, for example, will typically have an adverse impact on the market values of fixed-rate securities. If interest rates remain at historically low levels, our insurance subsidiaries will generally have a lower overall rate of return on investments of cash their operations generate. In addition, in the event of the call or maturity of investments in a low interest rate environment, our insurance subsidiaries may not be able to reinvest the proceeds in securities with comparable interest rates. Changes in interest rates may reduce both the profitability and the return on the invested capital of our insurance subsidiaries.

We and our insurance subsidiaries depend on key personnel. The loss of any member of our executive management or the senior management of our insurance subsidiaries could negatively affect the continuation of our business strategies and achievement of our growth objectives.

The loss of, or failure to attract, key personnel could significantly impede the financial plans, growth, marketing and other objectives of us and our insurance subsidiaries. The continued success of our insurance subsidiaries depends to a substantial extent on the ability and experience of their senior management. Our insurance subsidiaries and we believe that our future success is dependent on our ability to attract and retain additional skilled and qualified personnel and to expand, train and manage our employees. We and our insurance subsidiaries may be unable to do so because of the intense competition for experienced personnel in the insurance industry. We and our insurance subsidiaries have two to five year automatically renewing employment agreements with our senior officers, including all of our named executive officers.

The reinsurance agreements on which our insurance subsidiaries rely do not relieve our insurance subsidiaries from their primary liability to their policyholders, and our insurance subsidiaries face a risk of non-payment from their reinsurers as well as the non-availability of reinsurance in the future.

Our insurance subsidiaries rely on reinsurance agreements to limit their maximum net loss from large single catastrophic risks or excess of loss risks in areas where our insurance subsidiaries may have a concentration of policyholders. Reinsurance also enables our insurance subsidiaries to increase their capacity to write insurance because it has the effect of leveraging the surplus of our insurance subsidiaries. Although the reinsurance our insurance subsidiaries maintain provides that the reinsurer is liable to them for any reinsured losses, the reinsurance does not relieve our insurance subsidiaries from their primary liability to their policyholders if the reinsurer fails to pay our insurance subsidiaries. To the extent that a reinsurer is unable to pay losses for which it is liable to our insurance subsidiaries, our insurance subsidiaries remain liable for such losses. At December 31, 2012, our insurance subsidiaries had approximately $108.1 million of reinsurance receivables from third-party reinsurers relating to paid and unpaid losses. Any insolvency or inability of these reinsurers to make timely payments to our insurance subsidiaries under the terms of their reinsurance agreements would adversely affect the results of operations of our insurance subsidiaries.

Michigan law requires MICO to provide unlimited lifetime medical benefits under the personal injury protection, or PIP, coverage of the personal automobile and commercial automobile policies it writes in the State of Michigan. Michigan law also requires MICO to be a member of the Michigan Catastrophic Claims Association, or MCCA, in order to write automobile insurance. The MCCA receives funding through assessments that its members collect from policyholders in the state and provides reinsurance for PIP claims that exceed a set retention. At December 31, 2012, MICO had approximately $34.4 million of reinsurance receivables from MCCA relating to paid and unpaid losses. The MCCA has generated significant operating deficits in recent years. Although we currently consider the risk to be remote, should the MCCA be unable to fulfill its payment obligations to MICO in the future, MICO’s financial condition and results of operations could be adversely affected.

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

Our equity investment in DFSC subjects us to certain risks inherent to community banking organizations.

Our equity in the earnings of DFSC primarily reflects the underlying profitability of UCB. UCB is subject to a number of risks, which include, but are not limited to, the following:

•	variations in interest rates that may negatively affect UCB’s financial performance;

•	inherent risks associated with UCB’s lending activities;

•	a significant decline in general economic conditions in the specific markets in which UCB operates;

•	the potential adverse impact of extensive federal and state regulation and supervision;

•	potential declines in the value of UCB’s investments that are considered other than temporary;

•	competition for loans and deposits with numerous regional and national banks and other financial institutions; and

•	UCB’s inability to attract and retain qualified key personnel.

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

Changes in state laws and regulations, as well as changes in the way state regulators view related-party transactions in particular, could change the operating environment of our insurance subsidiaries and have an adverse effect on their business. The state insurance regulatory framework has recently come under increased federal scrunity. Congress is considering proposals that it should create an optional federal charter for insurers. Federal chartering has the potential to create an uneven playing field for insurers by subjecting federally-chartered and state-chartered insurers to different regulatory requirements. Federal chartering also raises the possibility of duplicative or conflicting federal and state requirements. In addition, if federal legislation repeals the partial exemption for the insurance industry from federal antitrust laws, our ability to collect and share loss cost data with the industry could adversely affect the results of operations of our insurance subsidiaries.

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

One of the distinguishing features of the property and casualty insurance industry is that it prices its products before it knows its costs, since insurers generally establish their premium rates before they know the amount of losses they will incur. Accordingly, our insurance subsidiaries establish premium rates from forecasts of the ultimate costs they expect to arise from risks they have underwritten during the policy period. These premium rates may not be sufficient to cover the ultimate losses incurred. Further, our insurance subsidiaries must establish reserves for losses and loss expenses as balance sheet liabilities based upon estimates involving actuarial and statistical projections at a given time of what our insurance subsidiaries expect their ultimate liability to be. Significant periods of time often elapse from the occurrence of an insured loss to the reporting of the loss and the payment of that loss. It is possible that our insurance subsidiaries’ ultimate liability could exceed these estimates because of the future development of known losses, the existence of losses that have occurred but are currently unreported and larger than historical settlements on pending and unreported claims. The process of estimating reserves is inherently judgmental and can be influenced by a number of factors, including the following:

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

The financial condition, cash flows and results of operations of our insurance subsidiaries depend on their ability to underwrite and set rates accurately for a full spectrum of risks across a number of lines of insurance. Rate adequacy is necessary to generate sufficient premium to pay losses, loss adjustment expenses and underwriting expenses and to earn a profit.

The ability to underwrite and set rates effectively is subject to a number of risks and uncertainties, including:

•	the availability of sufficient, reliable data;

•	the ability to conduct a complete and accurate analysis of available data;

•	the ability to recognize in a timely manner changes in trends and to project both the severity and frequency of losses with reasonable accuracy;

•	uncertainties generally inherent in estimates and assumptions;

•	the ability to project changes in certain operating expense levels with reasonable certainty;

•	the development, selection and application of appropriate rating formulae or other pricing methodologies;

•	the use of modeling tools to assist with correctly and consistently achieving the intended results in underwriting and pricing;

•	the ability to innovate with new pricing strategies and the success of those innovations on implementation;

•	the ability to secure regulatory approval of premium rates on an adequate and timely basis;

•	the ability to predict policyholder retention accurately;

•	unanticipated court decisions, legislation or regulatory action;

•	unanticipated changes in our claim settlement practices;

•	changes in driving patterns for auto exposures;

•	changes in weather patterns for property exposures;

•	changes in the medical sector of the economy;

•	unanticipated changes in auto repair costs, auto parts prices and used car prices;

•	the impact of inflation and other factors on the cost of construction materials and labor;

•	the ability to monitor property concentration in catastrophe-prone areas, such as hurricane, earthquake and wind/hail regions; and

•	the general state of the economy in the states in which our insurance subsidiaries operate.

Such risks may result in the premium rates of our insurance subsidiaries being based on inadequate or inaccurate data or inappropriate assumptions or methodologies and may cause our estimates of future changes in the frequency or severity of claims to be incorrect. As a result, our insurance subsidiaries could underprice risks, which would negatively affect our margins, or our insurance subsidiaries could overprice risks, which could reduce their volume and competitiveness. In either event, underpricing or overpricing risks could adversely impact our operating results, financial condition and cash flows.

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

Risks Relating to Our Common Stock

The price of our common stock may be adversely affected by its low trading volume.

Our Class A common stock and our Class B common stock have limited liquidity. Reported average daily trading volume in our Class A common stock and our Class B common stock for the year ended December 31, 2012 was approximately 22,293 shares and approximately 184 shares, respectively. This limited liquidity could subject our shares of Class A common stock and our shares of Class B common stock to greater price volatility.

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

Moreover, the DGCL contains provisions that prohibit certain business combination transactions under certain circumstances. In addition, state insurance laws and regulations generally prohibit any person from acquiring, or seeking to acquire, a 10% or greater interest in an insurance company without the prior approval of the state insurance commissioner of the state of domicile of the insurer. Because of our indirect control of UCB, HOLA also prohibits the acquisition of a 10% or greater interest in either our Class A common stock or our Class B common stock without the prior approval of the FRB or the granting of an exemption by the FRB.

Item 1B.	Unresolved Staff Comments.

We have no unresolved written comments from the Securities and Exchange Commission (“SEC”) staff regarding our filings under the Exchange Act.

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

Executive Officers of the Company

The following table sets forth information regarding the executive officers of Donegal Mutual and us, each of whom has served with us for more than 10 years:

Name	Age	Position
Donald H. Nikolaus	70	President and Chief Executive Officer of Donegal Mutual since 1981; President and Chief Executive Officer of us since 1986. Chairman of our board of directors since April 2012.

Kevin G. Burke	47	Senior Vice President of Human Resources of Donegal Mutual and us since 2005; Vice President of Human Resources of Donegal Mutual and us from 2001 to 2005; other positions from 2000 to 2001.

Cyril J. Greenya	68	Senior Vice President and Chief Underwriting Officer of Donegal Mutual and us since 2005; Senior Vice President, Underwriting, of Donegal Mutual from 1997 to 2005; other positions from 1986 to 2005.

Jeffrey D. Miller	48	Senior Vice President and Chief Financial Officer of Donegal Mutual and us since 2005; Vice President and Controller of Donegal Mutual and us from 2000 to 2005; other positions from 1995 to 2005.

Robert G. Shenk	59	Senior Vice President, Claims, of Donegal Mutual and us since 1997; other positions from 1986 to 1997.

Daniel J. Wagner	52	Senior Vice President and Treasurer of Donegal Mutual and us since 2005; Vice President and Treasurer of Donegal Mutual and us from 2000 to 2005; other positions from 1993 to 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class A common stock and Class B common stock trade on the NASDAQ Global Select Market under the symbols “DGICA” and “DGICB,” respectively. The following table shows the dividends paid per share and the stock price range for both classes of stock for each quarter during 2012 and 2011:

Quarter	High	Low	Cash Dividend Declared Per Share
2012 - Class A
1st	$16.00	$12.73	$—
2nd	15.36	12.87	0.1225
3rd	14.93	12.91	0.1225
4th	14.69	12.25	0.2450
2012 - Class B
1st	$17.89	$14.74	$—
2nd	18.00	16.85	0.1100
3rd	18.22	16.04	0.1100
4th	23.00	16.51	0.2200

2011 - Class A
1st	$15.51	$11.48	$—
2nd	14.01	12.29	0.1200
3rd	13.93	11.22	0.1200
4th	14.94	11.53	0.2400
2011 - Class B
1st	$18.75	$15.21	$—
2nd	19.51	13.91	0.1075
3rd	23.73	14.62	0.1075
4th	17.20	14.97	0.2150

At the close of business on March 1, 2013, we had approximately 1,967 holders of record of our Class A common stock and approximately 364 holders of record of our Class B common stock.

We declared dividends of $0.49 per share on our Class A common stock and $0.44 per share on our Class B common stock in 2012, compared to $0.48 per share on our Class A common stock and $0.43 per share on our Class B common stock in 2011.

Between October 1, 2012 and December 31, 2012, we and Donegal Mutual purchased shares of our Class A common stock and Class B common stock as set forth in the table below:

Period	(a) Total Number of Shares (or Units Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

Month #1	Class A — —	Class A — $—	Class A — —
October 1-31, 2012	Class B — —	Class B — $—	Class B — —

Month #2	Class A — 32,800	Class A — $13.33	Class A — 32,800		(1)
November 1-30, 2012	Class B — 9,000	Class B — $22.00	Class B — 9,000		(2)

Month #3	Class A — 9,900	Class A — $14.03	Class A — 9,900		(1)
December 1-31, 2012	Class B — —	Class B — $—	Class B — —

Total	Class A — 42,700	Class A — $13.50	Class A — 42,700
	Class B — 9,000	Class B — $22.00	Class B — 9,000

(1)	We purchased these shares pursuant to our announcement on February 23, 2009 that we will purchase up to 300,000 shares of our Class A common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. We may purchase up to 28,308 additional shares of our Class A common stock under this stock repurchase program.
(2)	Donegal Mutual purchased these shares pursuant to its announcement on August 17, 2004 that it will, at its discretion, purchase shares of our Class A common stock and Class B common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. Such announcement did not stipulate a maximum number of shares that may be purchased under this program.

Stock Performance Chart.

The following graph provides an indicator of cumulative total stockholder returns on our Class A and Class B common stock for the period beginning on December 31, 2007 and ending on December 31, 2012, compared to the Russell 2000 Index and a peer group comprised of nine property and casualty insurance companies over the same period. The peer group consists of Cincinnati Financial Corp., Eastern Insurance Holdings Inc., EMC Insurance Group Inc., Hanover Insurance, Horace Mann Educators, Selective Insurance Group Inc., State Auto Financial Corp., Tower Group Inc. and United Fire and Casualty Co. The graph shows the change in value of an initial $100 investment on December 31, 2007, assuming reinvestment of all dividends.

	2007	2008	2009	2010	2011	2012
Donegal Group Inc. Class A	$100.00	$100.06	$95.46	$91.98	$93.38	$95.89
Donegal Group Inc. Class B	100.00	95.46	96.28	103.32	98.81	110.96
Russell 2000 Index	100.00	65.20	81.64	102.30	96.72	110.88
Peer Group	100.00	86.45	78.08	93.12	85.68	106.10

Value Line Publishing LLC prepared the foregoing performance graph and data. The performance graph and accompanying data shall not be deemed “filed” as part of this Form 10-K Annual Report for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section and should not be deemed incorporated by reference into any other filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate the performance graph and accompanying data by reference into such filing.

Item 6.	Selected Financial Data.

Year Ended December 31,	2012	2011	2010	2009	2008

Income Statement Data
Premiums earned	$475,002,222	$431,470,184	$378,030,129	$355,025,477	$346,575,266
Investment income, net	20,168,919	20,858,179	19,949,714	20,630,583	22,755,784
Realized investment gains (losses)	6,859,439	12,281,267	4,395,720	4,479,558	(2,970,716)
Total revenues	514,982,585	475,017,619	408,549,446	386,733,407	372,424,227
Income (loss) before income tax (benefit)	27,858,260	(6,739,313)	9,844,149	20,676,689	32,092,044
Income tax (benefit)	4,765,640	(7,192,266)	(1,623,030)	1,846,611	6,550,066
Net income	23,092,620	452,953	11,467,179	18,830,078	25,541,978

Basic earnings per share - Class A	0.92	0.02	0.46	0.76	1.03
Diluted earnings per share - Class A	0.91	0.02	0.46	0.76	1.02
Cash dividends per share - Class A	0.49	0.48	0.46	0.45	0.42

Basic earnings per share - Class B	0.83	0.01	0.41	0.68	0.92
Diluted earnings per share - Class B	0.83	0.01	0.41	0.68	0.92
Cash dividends per share - Class B	0.44	0.43	0.41	0.40	0.37

Balance Sheet Data at Year End
Total investments	$806,429,032	$785,308,991	$728,541,814	$666,835,186	$632,135,526
Total assets	1,336,889,187	1,290,793,478	1,174,619,523	935,601,927	880,109,036
Debt obligations	72,465,000	74,965,000	56,082,371	15,465,000	15,465,000
Stockholders’ equity	400,034,094	383,451,592	380,102,810	385,505,699	363,583,865
Book value per share	15.63	15.01	14.86	15.12	14.29

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Overview

Donegal Mutual Insurance Company (“Donegal Mutual”) organized us as an insurance holding company on August 26, 1986. See “Business - History and Organizational Structure” for more information. Our insurance subsidiaries, Atlantic States Insurance Company (“Atlantic States”), Southern Insurance Company of Virginia (“Southern”), Le Mars Insurance Company (“Le Mars”), The Peninsula Insurance Company and Peninsula Indemnity Company (collectively, “Peninsula Group”), Sheboygan Falls Insurance Company (“Sheboygan Falls”) and Michigan Insurance Company (“MICO”) write personal and commercial lines of property and casualty coverages exclusively through a network of independent insurance agents in certain Mid-Atlantic, Midwest, New England and Southern states. We acquired MICO on December 1, 2010 and we have included MICO’s results of operations in our consolidated results of operations from that date. The personal lines products of our insurance subsidiaries consist primarily of homeowners and private passenger automobile policies. The commercial lines products of our insurance subsidiaries consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies. We also own 48.2% of the outstanding stock of Donegal Financial Services Corporation (“DFSC”), a grandfathered unitary savings and loan holding company. Donegal Mutual owns the remaining 51.8% of the outstanding stock of DFSC.

At December 31, 2012, Donegal Mutual held approximately 39% of our outstanding Class A common stock and approximately 76% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 66% of the aggregate voting power of our outstanding shares of Class A common stock and our outstanding shares of Class B common stock.

Donegal Mutual and Atlantic States entered into a proportional reinsurance agreement, or pooling agreement, effective October 1, 1986. Under this pooling agreement, Donegal Mutual and Atlantic States pool and then share proportionately substantially all of their respective premiums, losses and expenses. Atlantic States’ participation in the pool has been 80% since March 1, 2008. The operations of our insurance subsidiaries and Donegal Mutual are interrelated due to the pooling agreement and other factors. While maintaining the separate corporate existence of each company, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products. See “Business - History and Organizational Structure” for more information regarding the pooling agreement and other transactions with our affiliates.

Our results of operations and financial condition have been impacted by two recent transactions:

•

In December 2010, we acquired MICO, which had been a majority owned subsidiary of West Bend Mutual Insurance Company (“West Bend”), for approximately $42.3 million in cash. MICO writes various lines of property and casualty insurance and had direct written premiums of $105.4 million and net written premiums of $27.1 million for the year ended December 31, 2010. Effective on December 1, 2010, MICO entered into a 50% quota-share agreement with third-party reinsurers and a 25% quota-share reinsurance agreement with Donegal Mutual to replace the 75% quota-share reinsurance agreement MICO had maintained with West Bend through November 30, 2010.

•

In May 2011, DFSC and Union National Financial Corporation (“UNNF”) merged, with DFSC as the surviving company in the merger. Under the merger agreement, Province Bank FSB, which DFSC owned, and Union National Community Bank, which UNNF owned, also merged and began doing business as Union Community Bank FSB (“UCB”). UCB is a federal savings bank with 13 branch offices in Lancaster County, Pennsylvania, and $509.8 million in assets at December 31, 2012. Donegal Mutual contributed $22.1 million and we contributed $20.6 million to DFSC as additional capital to facilitate the mergers. We use the equity method of accounting for our investment in DFSC. Under the equity method, we record our investment at cost, with adjustments for our share of DFSC’s earnings and losses as well as changes in DFSC’s equity due to DFSC’s unrealized gains and losses.

In February 2009, our board of directors authorized a share repurchase program, pursuant to which we may purchase up to 300,000 shares of our Class A common stock at market prices prevailing from time to time in the open market subject to the provisions of Securities and Exchange Commission Rule 10b-18 and in privately negotiated transactions. We purchased 135,064 and 119,257 shares of our Class A common stock under this program during 2012 and 2011, respectively. At December 31, 2012, we had the authority remaining to purchase 28,308 shares under this program.

Critical Accounting Policies and Estimates

We combine our financial statements with those of our insurance subsidiaries and present them on a consolidated basis in accordance with GAAP.

Our insurance subsidiaries make estimates and assumptions that can have a significant effect on amounts and disclosures we report in our financial statements. The most significant estimates relate to the reserves of our insurance subsidiaries for property and casualty insurance unpaid losses and loss expenses, valuation of investments and determination of other-than-temporary impairments and the policy acquisition costs of our insurance subsidiaries. While we believe our estimates and the estimates of our insurance subsidiaries are appropriate, the ultimate amounts may differ from the estimates we provided. We regularly review our methods for making these estimates and we reflect any adjustment we consider necessary in our current results of operations.

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

Our insurance subsidiaries maintain liabilities for the payment of losses and loss expenses with respect to both reported and unreported claims. Our insurance subsidiaries establish these liabilities for the purpose of covering the ultimate costs of settling all losses, including investigation and litigation costs. Our insurance subsidiaries base the amount of their liability for reported losses primarily upon a case-by-case evaluation of the type of risk involved, knowledge of the circumstances surrounding each claim and the insurance policy provisions relating to the type of loss the policyholder incurred. Our insurance subsidiaries determine the amount of their liability for unreported claims and loss expenses on the basis of historical information by line of insurance. Our insurance subsidiaries account for inflation in the reserving function through analysis of costs and trends and reviews of historical reserving results. Our insurance subsidiaries closely monitor their liabilities and recompute them periodically using new information on reported claims and a variety of statistical techniques. Our insurance subsidiaries do not discount their liabilities for losses.

Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions as to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced a decrease in claims frequency on workers’ compensation claims during the past several years while claims severity has gradually increased. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on workers’ compensation claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries attempt to make appropriate adjustments for such changes in their reserves. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at December 31, 2012. For every 1% change in our insurance subsidiaries’ estimate for loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $2.5 million.

The establishment of appropriate liabilities is an inherently uncertain process and we can provide no assurance that our insurance subsidiaries’ ultimate liability will not exceed our insurance subsidiaries’ loss and loss expense reserves and have an adverse effect on our results of operations and financial condition. Furthermore, we cannot predict the timing, frequency and extent of adjustments to our insurance subsidiaries’ estimated future liabilities, since the historical conditions and events that serve as a basis for our insurance subsidiaries’ estimates of ultimate claim costs may change. As is the case for substantially all property and casualty insurance companies, our insurance subsidiaries have found it necessary in the past to increase their estimated future liabilities for losses and loss expenses in certain periods and, in other periods, their estimates of future liabilities have exceeded their actual liabilities. Changes in our insurance subsidiaries’ estimate of their liability for losses and loss expenses generally reflect actual payments and their evaluation of information received since the prior reporting date. Our insurance subsidiaries recognized an increase (decrease) in their liability for losses and loss expenses of prior years of $7.6 million, ($168,460) and ($2.9) million in 2012, 2011 and 2010, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy, key reserving assumptions or claims management personnel, and there have been no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those years. The 2012 development represented 3.1% of the December 31, 2011 net carried reserves and resulted primarily from higher-than-expected severity in the private passenger automobile liability and workers’ compensation lines of business in accident years prior to 2012.

Excluding the impact of weather events, our insurance subsidiaries have noted stable amounts in the number of claims incurred and a slight downward trend in the number of claims outstanding at period ends relative to their premium base in recent years across most of their lines of business. However, the amount of the average claim outstanding has increased gradually over the past several years as the United States property and casualty insurance industry has experienced increased litigation trends and economic conditions that have extended the estimated length of disabilities and contributed to increased medical loss costs. We have also experienced a general slowing of settlement rates in litigated claims. Our insurance subsidiaries could have to make further adjustments to their estimates in the future. However, on the basis of our insurance subsidiaries’ internal procedures, which analyze, among other things, their prior assumptions, their experience with similar cases and historical trends such as reserving patterns, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes, we believe that our insurance subsidiaries have made adequate provision for their liability for losses and loss expenses.

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

Our insurance subsidiaries’ liability for losses and loss expenses by major line of business at December 31, 2012 and 2011 consisted of the following:

	2012	2011
	(in thousands)
Commercial lines:
Automobile	$32,012	$28,164
Workers’ compensation	67,715	60,134
Commercial multi-peril	39,645	38,895
Other	4,142	3,992

Total commercial lines	143,514	131,185

Personal lines:
Automobile	93,966	87,977
Homeowners	11,643	21,125
Other	1,813	2,728

Total personal lines	107,422	111,830

Total commercial and personal lines	250,936	243,015
Plus reinsurance recoverable	207,891	199,393

Total liability for losses and loss expenses	$458,827	$442,408

We have evaluated the effect on our insurance subsidiaries’ loss and loss expense reserves and our stockholders’ equity in the event of reasonably likely changes in the variables we consider in establishing loss and loss expense reserves. We established the range of reasonably likely changes based on a review of changes in accident year development by line of business and applied it to our insurance subsidiaries’ loss reserves as a whole. The selected range does not necessarily indicate what could be the potential best or worst case or likely scenario. The following table sets forth the effect on our insurance subsidiaries’ loss and loss expense reserves and our stockholders’ equity in the event of reasonably likely changes in the variables considered in establishing loss and loss expense reserves:

Change in Loss and Loss Expense Reserves Net of Reinsurance	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2012	Percentage Change in Equity at December 31, 2012(1)	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2011	Percentage Change in Equity at December 31, 2011(1)
(dollars in thousands)
-10.0%	$225,842	4.1%	$218,714	4.1%
-7.5	232,116	3.1	224,789	3.1
-5.0	238,389	2.0	230,864	2.1
-2.5	244,663	1.0	236,940	1.0
Base	250,936	—	243,015	—
2.5	257,209	-1.0	249,090	-1.0
5.0	263,483	-2.0	255,166	-2.1
7.5	269,756	-3.1	261,241	-3.1
10.0	276,030	-4.1	267,317	-4.1

(1)	Net of income tax effect.

Our insurance subsidiaries base their reserves for unpaid losses and loss expenses on current trends in loss and loss expense development and reflect their best estimates for future amounts needed to pay losses and loss expenses with respect to incurred events currently known to them plus incurred but not reported (“IBNR”) claims. Our insurance subsidiaries develop their reserve estimates based on an assessment of known facts and circumstances, review of historical loss settlement patterns, estimates of trends in claims severity, frequency, legal and regulatory changes and other assumptions. Our insurance subsidiaries consistently apply actuarial loss reserving techniques and assumptions, which rely on historical information as adjusted to reflect current conditions, including consideration of recent case reserve activity. Our insurance subsidiaries use the most-likely number as determined by their actuaries.

For the year ended December 31, 2012, the actuaries developed a range from a low of $228.7 million to a high of $275.3 million and with a most-likely number of $250.9 million. The actuaries’ range of estimates for commercial lines in 2012 was $130.9 million to $157.4 million, and they selected the most-likely number of $143.5 million. The actuaries’ range of estimates for personal lines in 2012 was $97.8 million to $117.9 million, and they selected the most-likely number of $107.4 million. For the year ended December 31, 2011, the actuaries developed a range from a low of $227.0 million to a high of $260.2 million and with a most-likely number of $243.0 million. The actuaries’ range of estimates for commercial lines in 2011 was $122.6 million to $140.4 million, and they selected the most-likely number of $131.2 million. The actuaries’ range of estimates for personal lines in 2011 was $104.4 million to $119.8 million, and they selected the most-likely number of $111.8 million.

Our insurance subsidiaries seek to enhance their underwriting results by carefully selecting the product lines they underwrite. For personal lines products, our insurance subsidiaries insure standard and preferred risks in private passenger automobile and homeowners lines. For commercial lines products, the commercial risks that our insurance subsidiaries primarily insure are business offices, wholesalers, service providers, contractors, artisans and light manufacturing operations. Our insurance subsidiaries have limited exposure to asbestos and other environmental liabilities. Our insurance subsidiaries write no medical malpractice liability risks. Through the consistent application of this disciplined underwriting philosophy, our insurance subsidiaries have avoided many of the “long-tail” issues other insurance companies have faced. We consider workers’ compensation to be a “long-tail” line of business, in that workers’ compensation claims tend to be settled over a longer time frame than those in our other lines of business.

The following table presents 2012 and 2011 claim count and payment amount information for workers’ compensation. Workers’ compensation losses primarily consist of indemnity and medical costs for injured workers.

	For the Year Ended December 31,
(dollars in thousands)	2012	2011
Number of claims pending, beginning of period	2,430	2,064
Number of claims reported	6,114	5,409
Number of claims settled or dismissed	6,199	5,043
Number of claims pending, end of period	2,345	2,430

Losses paid	$30,860	$24,596
Loss expenses paid	6,518	4,602

Investments

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we write down the investment to its fair value and we reflect the amount of the write-down as a realized loss in our results of operations when we consider the decline in value of an individual investment to be other than temporary. We individually monitor all investments for other-than-temporary declines in value. Generally, we assume there has been an other-than-temporary decline in value if an individual equity security has depreciated in value by more than 20% of original cost and has been in such an unrealized loss position for more than six months. We held seven equity securities that were in an unrealized loss position at December 31, 2012. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we considered these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, company or geographic events that have negatively impacted the value of a security and rating agency downgrades. We held 46 debt securities that were in an unrealized loss position at December 31, 2012. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary. We did not recognize any impairment losses in 2012, 2011 or 2010.

We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at December 31, 2012 as follows:

	Less than 12 months		12 months or longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$12,308,333	$43,951	$—	$—
Obligations of states and political subdivisions	22,134,226	606,065	—	—
Corporate securities	12,271,750	79,136	2,958,520	29,573
Residential mortgage-backed securities	22,491,562	66,443	—	—
Equity securities	2,226,050	106,748	—	—

Totals	$71,431,921	$902,343	$2,958,520	$29,573

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

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. We generally obtain one price per security. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates we obtain are representative of fair values based upon their general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security type and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At December 31, 2012 and 2011, we received one estimate per security from one of the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at December 31, 2012 and 2011, we did not identify any discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

We had no sales or transfers from the held to maturity portfolio in 2012, 2011 or 2010.

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

Management Evaluation of Operating Results

Despite headwinds from economic uncertainty, challenging insurance market conditions and unusually adverse weather conditions that affected our results in recent years, we believe that our focused business strategy, including our insurance subsidiaries’ disciplined underwriting practices, have positioned us well for 2013 and beyond.

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

We use the following financial data to monitor and evaluate our operating results:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Net premiums written:
Personal lines:
Automobile	$195,132	$186,677	$171,497
Homeowners	97,120	89,405	83,415
Other	16,319	14,983	13,135

Total personal lines	308,571	291,065	268,047

Commercial lines:
Automobile	51,261	46,168	37,094
Workers’ compensation	65,390	51,849	34,920
Commercial multi-peril	64,476	57,988	47,411
Other	6,749	6,981	4,050

Total commercial lines	187,876	162,986	123,475

Total net premiums written	$496,447	$454,051	$391,522

Components of GAAP combined ratio:
Loss ratio	70.1%	78.9%	72.6%
Expense ratio	31.2	31.4	32.0
Dividend ratio	0.3	0.3	0.1

GAAP combined ratio	101.6%	110.6%	104.7%

Revenues:
Premiums earned:
Personal lines	$300,272	$282,498	$260,900
Commercial lines	174,735	152,247	117,755

SAP premiums earned	475,007	434,745	378,655
GAAP adjustments	(5)	(3,275)	(625)

GAAP premiums earned	475,002	431,470	378,030
Net investment income	20,169	20,858	19,950
Realized investment gains	6,859	12,281	4,396
Equity in earnings (loss) of DFSC	4,533	2,023	(269)
Other	8,420	8,386	6,442

Total revenues	$514,983	$475,018	$408,549

	Year Ended December 31,
(in thousands)	2012	2011	2010
Components of net income:
Underwriting income (loss):
Personal lines	$(18,236)	$(40,739)	$(22,526)
Commercial lines	5,251	(6,560)	2,252

SAP underwriting loss	(12,985)	(47,299)	(20,274)
GAAP adjustments	5,545	1,532	2,458

GAAP underwriting loss	(7,440)	(45,767)	(17,816)
Net investment income	20,169	20,858	19,950
Realized investment gains	6,859	12,281	4,396
Equity in earnings (loss) of DFSC	4,533	2,023	(269)
Other	3,737	3,866	3,583

Income (loss) before income tax (expense) benefit	27,858	(6,739)	9,844
Income tax (expense) benefit	(4,765)	7,192	1,623

Net income	$23,093	$453	$11,467

Statutory Combined Ratios

We evaluate our insurance operations by monitoring certain key measures of growth and profitability. In addition to using GAAP-based performance measurements, we also utilize certain non-GAAP financial measures that we believe are valuable in managing our business and for comparison to our peers. These non-GAAP measures are underwriting (loss) income, statutory combined ratio and net premiums written. An insurance company’s statutory combined ratio is a standard measure of underwriting profitability. This ratio is the sum of the ratio of calendar-year incurred losses and loss expenses to premiums earned; the ratio of expenses incurred for commissions, premium taxes and underwriting expenses to premiums written and the ratio of dividends to policyholders to premiums earned. The statutory combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. A ratio of less than 100 percent generally indicates underwriting profitability. The statutory combined ratio differs from the GAAP combined ratio. In calculating the GAAP combined ratio, installment payment fees are not deducted from incurred expenses and the expense ratio is based on premiums earned instead of premiums written. The following table sets forth our insurance subsidiaries’ statutory combined ratios by major line of business for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Commercial lines:
Automobile	94.5%	105.4%	90.0%
Workers’ compensation	98.1	96.0	99.3
Commercial multi-peril	90.5	103.0	96.7
Other	15.0	46.1	42.8
Total commercial lines	91.2	99.0	93.6

Personal lines:
Automobile	108.1	106.9	103.8
Homeowners	100.9	126.3	115.4
Other	89.4	103.6	97.0
Total personal lines	105.0	112.6	107.0
Total commercial and personal lines	99.8	107.9	102.9

Results of Operations

YEAR ENDED DECEMBER 31, 2012 COMPARED TO YEAR ENDED DECEMBER 31, 2011

Net Premiums Written

Our insurance subsidiaries’ 2012 net premiums written increased 9.3% to $496.4 million, compared to $454.1 million for 2011. We primarily attribute the increase to a change in MICO’s quota-share reinsurance, the impact of premium rate increases and an increase in the writing of commercial lines of insurance. Effective January 1, 2012, MICO reduced its external quota-share reinsurance percentage from 50% to 40%. Commercial lines net premiums written increased $26.7 million, or 16.5%, for 2012 compared to 2011. The increase includes $5.3 million related to the reduction in the amount of premium MICO reinsured in 2012, with the remainder attributable to increased writings of new accounts in the commercial automobile, commercial multi-peril and workers’ compensation lines of business. Personal lines net premiums written increased $15.7 million, or 5.4%, for 2012 compared to 2011. The increase includes $4.6 million resulting from the reduction in the amount of premium MICO reinsured in 2012, with the remainder primarily attributable to premium rate increases our subsidiaries implemented throughout 2011 and 2012 and reduced reinsurance reinstatement premiums.

Net Premiums Earned

Our insurance subsidiaries’ net premiums earned increased to $475.0 million for 2012, an increase of $43.5 million, or 10.1%, over 2011, reflecting increases in net premiums written during 2011 and 2012. Our insurance subsidiaries earn premiums and recognize them as income over the terms of the policies they issue. Such terms are generally one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding twelve-month period compared to the same period one year earlier.

Investment Income

For 2012, our net investment income was $20.2 million, a slight decrease from 2011. An increase in our average invested assets from $756.9 million in 2011 to $795.9 million in 2012 was offset by a decrease in our annualized average rate of return to 2.5% in 2012, compared to 2.8% in 2011.

Installment Payment Fees

Our insurance subsidiaries’ installment fees increased primarily as a result of increases in policy counts during 2012.

Net Realized Investment Gains/Losses

Our net realized investment gains in 2012 and 2011 were $6.9 million and $12.3 million, respectively. The net realized investment gains in 2012 resulted from normal turnover within our investment portfolio. The net realized investment gains for 2011 included $8.0 million in gains that resulted from the previously planned periodic sales of a portion of our holdings of an equity security that we obtained in an initial public offering and for which a selling restriction expired during 2011. We did not recognize any impairment losses during 2012 or 2011.

Equity in Earnings of DFSC

Our equity in the earnings of DFSC in 2012 and 2011 was $4.5 million and $2.0 million, respectively. The increase in DFSC’s earnings reflects the impact of the merger of UNNF and DFSC.

Losses and Loss Expenses

Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, was 70.1% in 2012, compared to 78.9% in 2011. Our insurance subsidiaries’ commercial lines loss ratio decreased to 65.5% in 2012, compared to 71.8% in 2011. This decrease resulted primarily from the commercial automobile loss ratio decreasing to 63.8% in 2012, compared to 72.4% in 2011, and the commercial multi-peril ratio decreasing to 60.2% in 2012, compared to 74.8% in 2011, as a result of decreased claim severity. The personal lines loss ratio decreased to 72.8% in 2012, compared to 82.8% in 2011, primarily as a result of a decrease in the homeowners loss ratio to 66.1% in 2012, compared to 97.1% in 2011, as a result of a decrease in weather-related claims. Our insurance subsidiaries experienced unfavorable loss reserve development of approximately $7.6 million during 2012 in their reserves for prior accident years, compared to virtually no development for 2011. The change in loss reserve development patterns occurred primarily within our insurance subsidiaries’ workers’ compensation and personal automobile reserves.

Underwriting Expenses

Our insurance subsidiaries’ expense ratio, which is the ratio of policy acquisition and other underwriting expenses to premiums earned, was 31.2% in 2012, compared to 31.4% in 2011.

Combined Ratio

Our insurance subsidiaries’ combined ratio was 101.6% and 110.6% in 2012 and 2011, respectively. The combined ratio represents the sum of the loss ratio, expense ratio and dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned.

Interest Expense

Our interest expense in 2012 was $2.4 million, compared to $2.1 million in 2011. The higher interest expense in 2012 reflected an increase in our borrowings under our line of credit.

Income Taxes

Our income tax expense was $4.8 million in 2012, compared to a tax benefit of $7.2 million in 2011. Our effective tax rate for 2012 was 17.1%.

Net Income and Earnings Per Share

Our net income in 2012 was $23.1 million, or $.91 per share of Class A common stock on a diluted basis and $.83 per share of Class B common stock, compared to $452,953, or $.02 per share of Class A common stock on a diluted basis and $.01 per share of Class B common stock, in 2011. We had 20.0 million Class A shares and 5.6 million Class B shares outstanding for both periods. There are no outstanding securities that dilute our shares of Class B common stock.

Book Value Per Share and Return on Equity

Our stockholders’ equity increased by $16.6 million in 2012. We attribute the increase to our net income of $23.1 million and an increase in our net after-tax unrealized gains within our available-for-sale fixed maturity and equity investment portfolio from $23.5 million at December 31, 2011 to $26.4 million at December 31, 2012. Book value per share increased by 4.1% to $15.63 at December 31, 2012, compared to $15.01 a year earlier. Our return on average equity was 5.9% for 2012, compared to 0.1% for 2011.

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

Interest Expense

Our interest expense in 2011 was $2.1 million, compared to $799,578 in 2010. The higher interest expense in 2011 reflected an increase in our borrowings under our line of credit.

Income Taxes

Our income tax benefit was $7.2 million in 2011, compared to $1.6 million in 2010. We recorded an income tax benefit based upon our loss before income tax and tax-exempt interest income earned for 2011. We carried back a portion of our 2011 net operating loss to the taxable income of prior years and our income tax benefit for 2011 reflected a current tax benefit for the carryback. We expected to apply the remainder of the 2011 net operating loss to taxable income we generate in future periods, and our income tax benefit for 2011 reflected a deferred tax benefit for the carryforward.

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

Book Value Per Share and Return on Equity

Our stockholders’ equity increased by $3.3 million in 2011. We attributed the increase to an increase in our net after-tax unrealized gains within our available-for-sale fixed maturity and equity investment portfolio from $8.6 million at December 31, 2010 to $23.5 million at December 31, 2011. Book value per share increased by 1.0% to $15.01 at December 31, 2011, compared to $14.86 a year earlier. Our return on average equity was 0.1% for 2011, compared to 3.0% for 2010.

Financial Condition

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as they arise. Our major sources of funds from operations are the net cash flows generated from our insurance subsidiaries’ underwriting results, investment income and maturing investments.

We have historically generated sufficient net positive cash flow from our operations to fund our commitments and build our investment portfolio, thereby increasing future investment returns. The pooling agreement with Donegal Mutual historically has been cash flow positive because of the profitability of the underwriting pool. Because we settle the pool monthly, cash flows are substantially similar to cash flows that would result from the underwriting of direct business. We maintain a high degree of liquidity in our investment portfolio in the form of marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective. This laddering provides an additional measure of liquidity to meet our obligations and the obligations of our insurance subsidiaries should an unexpected variation occur in the future. Net cash flows provided by operating activities in 2012, 2011 and 2010 were $25.0 million, $21.1 million and $22.0 million, respectively.

In June 2012, we renewed our existing credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a $60.0 million unsecured, revolving line of credit that expires in July 2015. We have the right to request a one-year extension of the credit agreement as of each anniversary date of the agreement. In December 2010 and March 2011, we borrowed $35.0 million and $3.5 million, respectively, in connection with our acquisition of MICO. In May 2011, we borrowed $19.0 million in connection with the merger of UNNF with and into DFSC. At December 31, 2012, we had $52.0 million in outstanding borrowings and had the ability to borrow an additional $8.0 million at an interest rate equal to M&T’s current prime rate or the then current LIBOR rate plus 2.25%, depending on our leverage ratio. The interest rate on our outstanding borrowings is adjustable quarterly. We pay a fee of 0.2% per annum on the loan commitment amount regardless of usage. The credit agreement requires our compliance with certain covenants, which include minimum levels of our net worth, leverage ratio and statutory surplus and the A.M. Best ratings of our insurance subsidiaries. We complied with all requirements of the credit agreement during the year ended December 31, 2012.

MICO has an agreement with the Federal Home Loan Bank (“FHLB”) of Indianapolis. Through its membership, MICO has the ability to issue debt to the FHLB of Indianapolis in exchange for cash advances. There were no outstanding borrowings at December 31, 2012 or 2011.

Atlantic States has an agreement with the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. There were no outstanding borrowings at December 31, 2012 or 2011.

The following table shows expected payments for our significant contractual obligations at December 31, 2012:

(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Net liability for unpaid losses and loss expenses of our insurance subsidiaries	$250,936	$114,528	$114,116	$10,095	$12,197
Subordinated debentures	20,465	15,465	—	—	5,000
Borrowings under line of credit	52,000	—	52,000	—	—

Total contractual obligations	$323,401	$129,993	$166,116	$10,095	$17,197

We estimated the timing of the amounts for the net liability for unpaid losses and loss expenses of our insurance subsidiaries based on historical experience and expectations of future payment patterns. We have shown the liability net of reinsurance recoverable on unpaid losses and loss expenses to reflect expected future cash flows related to such liability. Assumed amounts from the underwriting pool with Donegal Mutual represent a substantial portion of our insurance subsidiaries’ gross liability for unpaid losses and loss expenses and ceded amounts to the underwriting pool represent a substantial portion of our insurance subsidiaries’ reinsurance recoverable on unpaid losses and loss expenses. We include cash settlements of Atlantic States’ assumed liability from the pool in our monthly settlements of pooled activity. In these monthly settlements, we net amounts ceded to and assumed from the pool. Although Donegal Mutual and Atlantic States do not anticipate any further changes in the pool participation levels in the foreseeable future, any such change would be prospective in nature and therefore would not impact the timing of expected payments for Atlantic States’ proportionate liability for pooled losses occurring in periods prior to the effective date of such change.

We estimated the timing of the amounts for our subordinated debentures based on our principal prepayments in the amount of $15.5 million during 2013 and based on the contractual maturity for the remaining balance. We refer to Note 10 - Borrowings for more information about our subordinated debentures.

We estimated the timing of the amounts for the borrowings under our line of credit based on their contractual maturities as discussed in Note 10 - Borrowings. Our borrowings under our line of credit carry interest rates that vary as discussed in Note 10 - Borrowings. Based upon the interest rates in effect at December 31, 2012, our annual interest cost associated with our borrowings under our line of credit is approximately $1.3 million. For every 1% change in the interest rate associated with our borrowings under our line of credit, the effect on our annual interest cost would be approximately $520,000.

Cash dividends declared to stockholders totaled $12.3 million, $12.0 million and $11.5 million in 2012, 2011 and 2010, respectively. There are no regulatory restrictions on our payment of dividends to our stockholders, although there are state law restrictions on the payment of dividends from our insurance subsidiaries to us. Our insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis and are subject to regulations under which their payment of dividends from statutory surplus is restricted and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are subject to risk-based capital (“RBC”) requirements. The amount of statutory capital and surplus necessary for our insurance subsidiaries to satisfy regulatory requirements, including the RBC requirements, was not significant in relation to our insurance subsidiaries’ statutory capital and surplus at December 31, 2012. In 2012, amounts available for distribution as dividends to us from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities are $18.0 million from Atlantic States, $2.7 million from Le Mars, $4.2 million from MICO, $4.3 million from Peninsula, $0 from Sheboygan and $0 from Southern, or a total of $29.2 million.

Investments

At December 31, 2012 and 2011, our investment portfolio of primarily investment-grade bonds, common stock, short-term investments and cash totaled $826.2 million and $798.6 million, respectively, representing 61.8% and 61.9%, respectively, of our total assets (see “Business - Investments” for more information).

	December 31,
	2012		2011		2010
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Fixed maturities:
Total held to maturity	$42,100	5.2%	$58,490	7.4%	$64,766	8.9%
Total available for sale	694,510	86.1	646,598	82.3	603,846	82.9

Total fixed maturities	736,610	91.3	705,088	89.7	668,612	91.8
Equity securities	8,757	1.1	7,438	1.0	10,162	1.4
Investments in affiliates	37,236	4.6	32,322	4.1	8,992	1.2
Short-term investments	23,826	3.0	40,461	5.2	40,776	5.6

Total investments	$806,429	100.0%	$785,309	100.0%	$728,542	100.0%

The carrying value of our fixed maturity investments represented 91.3% and 89.8% of our total invested assets at December 31, 2012 and 2011, respectively.

Our fixed maturity investments consisted of high-quality marketable bonds, of which 99.0% were rated at investment-grade levels at December 31, 2012 and 2011.

At December 31, 2012, the net unrealized gain on available-for-sale fixed maturity investments, net of deferred taxes, amounted to $25.6 million, compared to $21.3 million at December 31, 2011.

At December 31, 2012, the net unrealized gain on our equity securities, net of deferred taxes, amounted to $61,149, compared to $1.9 million at December 31, 2011.

Impact of Inflation

Our insurance subsidiaries establish their property and casualty insurance premium rates before they know the amount of losses and loss settlement expenses or the extent to which inflation may impact such expenses. Consequently, our insurance subsidiaries attempt, in establishing rates, to anticipate the potential impact of inflation.

Impact of New Accounting Standards

In October 2010, the Financial Accounting Standards Board (“FASB”) issued updated guidance to address the diversity in practice for the accounting for costs associated with acquiring or renewing insurance contracts. This guidance modifies the definition of acquisition costs to specify that a cost must relate directly to the successful acquisition of a new or renewal insurance contract to qualify for deferral. If the application of this guidance would result in the capitalization of acquisition costs that a reporting entity had not previously capitalized, the entity may elect not to capitalize those costs. The updated guidance is effective for periods beginning after December 15, 2011. We adopted this new guidance prospectively in 2012. The amount of acquisition costs we capitalized during 2012 did not change materially from the amount of acquisition costs that we would have capitalized had we applied our previous policy during the period. Our adoption of this new guidance did not have a material impact on our financial position, results of operations or cash flows.

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

Principal cash flows and related weighted-average interest rates by stated maturity dates for financial instruments sensitive to interest rates at December 31, 2012 are as follows:

(in thousands)		Principal Cash Flows	Weighted- Average Interest Rate
Fixed maturity and short-term investments:
	2013	$33,712	1.37%
	2014	11,912	4.30
	2015	18,204	3.72
	2016	29,395	4.27
	2017	33,295	3.68
Thereafter		587,583	3.87

Total		$714,101

Fair value		$762,072

Debt:
	2013	$15,465	4.16%
	2015	52,000	2.46
Thereafter		5,000	5.00

Total		$72,465

Fair value		$72,465

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

Through November 30, 2010, MICO and West Bend were parties to quota-share reinsurance agreements whereby MICO ceded 75% of its business to West Bend. MICO and West Bend terminated the reinsurance agreement in effect at November 30, 2010 on a run-off basis. West Bend’s obligations related to all past reinsurance agreements with MICO remain in effect for all policies effective prior to December 1, 2010. West Bend and MICO entered into a trust agreement on December 1, 2010. Under the terms of the trust agreement, West Bend placed into trust, for the sole benefit of MICO, assets with a fair value equal to the amount of unearned premiums and unpaid losses and loss expenses, reduced by any net premium balances not yet paid by MICO, that West Bend had assumed pursuant to such reinsurance agreements at November 30, 2010. The amount of assets required to be held in trust adjusts monthly based upon the remaining net obligations of West Bend. West Bend may terminate the trust agreement on the earlier of December 1, 2020 or the date when the obligations of West Bend are equal to or less than $5.0 million. As of December 31, 2012, West Bend’s net obligations under the reinsurance agreements were approximately $22.6 million, and the fair value of assets held in trust was approximately $26.3 million.

Item 8.	Financial Statements and Supplementary Data.

Donegal Group Inc.

Consolidated Balance Sheets

	December 31,
	2012	2011
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost (fair value $43,735,739 and $61,422,347 )	$42,100,196	$58,489,619
Available for sale, at fair value (amortized cost $655,173,806 and $614,298,854)	694,509,821	646,598,178
Equity securities, available for sale, at fair value (cost $8,663,183 and $7,238,803)	8,757,258	7,437,538
Investments in affiliates	37,235,530	32,322,246
Short-term investments, at cost, which approximates fair value	23,826,227	40,461,410

Total investments	806,429,032	785,308,991
Cash	19,801,290	13,245,378
Accrued investment income	6,332,085	6,713,038
Premiums receivable	117,196,478	104,715,327
Reinsurance receivable	215,893,322	209,823,907
Deferred policy acquisition costs	40,121,697	36,424,955
Deferred tax asset, net	6,267,536	9,919,720
Prepaid reinsurance premiums	111,156,162	106,450,018
Property and equipment, net	5,953,833	6,154,383
Accounts receivable - securities	—	1,507,500
Federal income taxes recoverable	—	2,661,808
Goodwill	5,625,354	5,625,354
Other intangible assets	958,010	958,010
Other	1,154,388	1,285,089

Total assets	$1,336,889,187	$1,290,793,478

Liabilities and Stockholders’ Equity
Liabilities
Losses and loss expenses	$458,827,395	$442,407,615
Unearned premiums	363,088,103	336,937,261
Accrued expenses	17,140,832	20,956,549
Reinsurance balances payable	13,941,337	20,039,339
Borrowings under line of credit	52,000,000	54,500,000
Cash dividends declared to stockholders	3,066,532	2,996,076
Subordinated debentures	20,465,000	20,465,000
Federal income taxes payable	583,977	—
Due to affiliate	4,579,437	5,386,391
Drafts payable	863,589	1,548,953
Other	2,298,891	2,104,702

Total liabilities	936,855,093	907,341,886

Stockholders’ Equity
Preferred stock, $1.00 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 30,000,000 shares, issued 20,941,821 and 20,752,999 shares and outstanding 20,025,199 and 19,971,441 shares	209,419	207,530
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	176,416,585	170,836,943
Accumulated other comprehensive income	26,394,577	23,533,447
Retained earnings	209,670,214	199,604,700
Treasury stock, at cost	(12,713,193)	(10,787,520)

Total stockholders’ equity	400,034,094	383,451,592

Total liabilities and stockholders’ equity	$1,336,889,187	$1,290,793,478

See accompanying notes to consolidated financial statements.

Donegal Group Inc.

Consolidated Statements of Income and Comprehensive Income

	Years Ended December 31,
	2012	2011	2010
Statements of Income
Revenues
Net premiums earned (includes affiliated reinsurance of $142,608,940, $130,555,613 and $134,823,098 - see note 3)	$475,002,222	$431,470,184	$378,030,129
Investment income, net of investment expenses	20,168,919	20,858,179	19,949,714
Installment payment fees	7,465,532	7,427,509	5,519,287
Lease income	953,216	957,353	922,937
Net realized investment gains	6,859,439	12,281,267	4,395,720
Equity in earnings (loss) of DFSC	4,533,257	2,023,127	(268,341)

Total revenues	514,982,585	475,017,619	408,549,446

Expenses
Net losses and loss expenses (includes affiliated reinsurance of $81,219,926, $87,950,502 and $81,539,930 - see note 3)	332,871,584	340,502,777	274,308,858
Amortization of deferred policy acquisition costs	74,314,000	68,571,000	66,354,000
Other underwriting expenses	73,914,514	66,923,764	54,564,500
Policyholder dividends	1,342,582	1,240,079	619,158
Interest	2,358,711	2,126,784	799,578
Other	2,322,934	2,392,528	2,059,203

Total expenses	487,124,325	481,756,932	398,705,297

Income (loss) before income tax expense (benefit)	27,858,260	(6,739,313)	9,844,149
Income tax expense (benefit)	4,765,640	(7,192,266)	(1,623,030)

Net income	$23,092,620	$452,953	$11,467,179

Basic earnings per common share:
Class A common stock	$0.92	$0.02	$0.46

Class B common stock	$0.83	$0.01	$0.41

Diluted earnings per common share:
Class A common stock	$0.91	$0.02	$0.46

Class B common stock	$0.83	$0.01	$0.41

Statements of Comprehensive Income
Net income	$23,092,620	$452,953	$11,467,179

Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities:
Unrealized holding gain (loss) arising during the period, net of income tax (benefit) of $4,833,143, $12,237,669 and ($1,976,358)	9,171,817	23,077,997	(3,544,783)
Reclassification adjustment for gains included in net income, net of income tax of $2,332,209, $4,175,631 and $1,494,545	(4,527,230)	(8,105,636)	(2,901,175)

Other comprehensive income (loss)	4,644,587	14,972,361	(6,445,958)

Comprehensive income	$27,737,207	$15,425,314	$5,021,221

See accompanying notes to consolidated financial statements.

Donegal Group Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock				Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Class A Shares	Class B Shares	Class A Amount	Class B Amount
Balance, January 1, 2010	20,569,930	5,649,240	$205,700	$56,492	$164,585,214	$15,007,044	$214,755,495	$(9,104,246)	$385,505,699

Issuance of common stock (stock compensation plans)	86,597		866		1,198,556				1,199,422
Net income							11,467,179		11,467,179
Cash dividends							(11,477,845)		(11,477,845)
Grant of stock options					1,309,734		(1,309,734)		—
Purchase of treasury stock								(145,687)	(145,687)
Other comprehensive loss						(6,445,958)			(6,445,958)

Balance, December 31, 2010	20,656,527	5,649,240	$206,566	$56,492	$167,093,504	$8,561,086	$213,435,095	$(9,249,933)	$380,102,810

Issuance of common stock (stock compensation plans)	96,472		964		1,459,579				1,460,543
Net income							452,953		452,953
Cash dividends							(11,999,488)		(11,999,488)
Grant of stock options					2,283,860		(2,283,860)		—
Purchase of treasury stock								(1,537,587)	(1,537,587)
Other comprehensive income						14,972,361			14,972,361

Balance, December 31, 2011	20,752,999	5,649,240	$207,530	$56,492	$170,836,943	$23,533,447	$199,604,700	$(10,787,520)	$383,451,592

Issuance of common stock (stock compensation plans)	188,822		1,889		2,995,622				2,997,511
Net income							23,092,620		23,092,620
Cash dividends							(12,278,965)		(12,278,965)
Grant of stock options					2,531,598		(2,531,598)		—
Tax benefit on exercise of stock options					52,422				52,422
Purchase of treasury stock								(1,925,673)	(1,925,673)
Other comprehensive income						4,644,587			4,644,587

Other						(1,783,457)	1,783,457		—

Balance, December 31, 2012	20,941,821	5,649,240	$209,419	$56,492	$176,416,585	$26,394,577	$209,670,214	$(12,713,193)	$400,034,094

See accompanying notes to consolidated financial statements.

Donegal Group Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities:
Net income	$23,092,620	$452,953	$11,467,179

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,950,693	4,106,561	3,143,767
Net realized investment gains	(6,859,439)	(12,281,267)	(4,395,720)
Equity in (earnings) loss of DFSC	(4,533,257)	(2,023,127)	268,341
Changes in Assets and Liabilities:
Losses and loss expenses	16,419,780	59,088,943	14,904,770
Unearned premiums	26,150,842	39,665,100	21,762,781
Accrued expenses	(3,815,717)	(330,857)	718,956
Premiums receivable	(12,481,151)	(8,247,378)	(7,478,337)
Deferred policy acquisition costs	(3,696,742)	(1,979,376)	(1,601,400)
Deferred income taxes	1,151,250	(5,922,491)	(2,380,430)
Reinsurance receivable	(6,069,415)	(35,987,161)	(5,348,447)
Accrued investment income	380,953	652,133	(489,244)
Amounts due to affiliate	(806,954)	2,460,287	(887,190)
Reinsurance balances payable	(6,098,002)	899,017	(320,278)
Prepaid reinsurance premiums	(4,706,144)	(17,084,247)	(8,270,621)
Current income taxes	3,245,785	(1,713,483)	(368,145)
Other, net	(360,477)	(674,296)	1,278,821

Net adjustments	1,872,005	20,628,358	10,537,624

Net cash provided by operating activities	24,964,625	21,081,311	22,004,803

Cash Flows from Investing Activities:
Purchase of fixed maturities:
Available for sale	(241,343,085)	(189,111,596)	(195,198,227)
Purchase of equity securities:	(31,254,324)	(23,857,802)	(59,191,998)
Sale of fixed maturities
Available for sale	90,484,097	122,873,102	72,092,788
Maturity of fixed maturities:
Held to maturity	16,061,587	5,888,236	8,649,275
Available for sale	115,501,507	53,763,701	80,116,222
Sale of equity securities	30,001,187	27,036,422	70,029,195
Purchase of MICO	—	(7,207,471)	(35,088,228)
Net increase in investment in affiliates	(100,000)	(20,570,000)	—
Net purchase of property and equipment	(744,082)	(238,538)	(651,160)
Net sales of short-term investments	16,635,183	314,583	16,052,089

Net cash used in investing activities	(4,757,930)	(31,109,363)	(43,190,044)

Cash Flows from Financing Activities:
Issuance of common stock	2,983,399	1,460,543	1,199,422
Cash dividends paid	(12,208,509)	(11,874,367)	(11,405,268)
Purchase of treasury stock	(1,925,673)	(1,537,587)	(145,687)
Payments on line of credit	(6,000,000)	(3,617,371)	—
Borrowings under line of credit	3,500,000	22,500,000	34,955,088

Net cash (used in) provided by financing activities	(13,650,783)	6,931,218	24,603,555

Net increase (decrease) in cash	6,555,912	(3,096,834)	3,418,314
Cash at beginning of year	13,245,378	16,342,212	12,923,898

Cash at end of year	$19,801,290	$13,245,378	$16,342,212

See accompanying notes to consolidated financial statements.

Donegal Group Inc.

Notes to Consolidated Financial Statements

1 - Summary of Significant Accounting Policies

Organization and Business

Donegal Mutual Insurance Company (“Donegal Mutual”) organized us as an insurance holding company on August 26, 1986. Our insurance subsidiaries, Atlantic States Insurance Company (“Atlantic States”), Southern Insurance Company of Virginia (“Southern”), Le Mars Insurance Company (“Le Mars”), the Peninsula Insurance Group (“Peninsula”), which consists of Peninsula Indemnity Company and The Peninsula Insurance Company, Sheboygan Falls Insurance Company (“Sheboygan”) and Michigan Insurance Company (“MICO”), write personal and commercial lines of property and casualty coverages exclusively through a network of independent insurance agents in certain Mid-Atlantic, Midwestern, New England and Southern states. We acquired MICO on December 1, 2010, and we have included MICO’s results of operations in our consolidated results of operations since that date. We also own 48.2% of the outstanding stock of Donegal Financial Services Corporation (“DFSC”), a grandfathered unitary savings and loan holding company that owns Union Community Bank FSB (“UCB”), a federal savings bank. UCB has 13 banking offices, all of which are located in Lancaster County, Pennsylvania. Donegal Mutual owns the remaining 51.8% of the outstanding stock of DFSC.

We have four segments: our investment function, our personal lines of insurance, our commercial lines of insurance and our investment in DFSC. The personal lines products of our insurance subsidiaries consist primarily of homeowners and private passenger automobile policies. The commercial lines products of our insurance subsidiaries consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies.

At December 31, 2012, Donegal Mutual held approximately 39% of our outstanding Class A common stock and approximately 76% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 66% of the total voting power of our common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to a pooling agreement and other intercompany agreements and transactions. While each company maintains its separate corporate existence, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

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

In December 2010, we acquired MICO, which had been a majority owned subsidiary of West Bend Mutual Insurance Company (“West Bend”), for $42.3 million in cash. Effective on December 1, 2010, MICO entered into a 50% quota-share agreement with third-party reinsurers and a 25% quota-share reinsurance agreement with Donegal Mutual to replace the 75% quota-share reinsurance agreement MICO maintained with West Bend through November 30, 2010.

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

Reclassification

During 2012, we recorded an entry that reduced Accumulated Other Comprehensive Income and increased Retained Earnings by $1.8 million to correct an immaterial error related to prior years.

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

Revenue Recognition

Our insurance subsidiaries recognize insurance premiums as income over the terms of the policies they issue. Our insurance subsidiaries calculate unearned premiums on a daily pro-rata basis. We recorded an unearned premium liability for the fair value of the net unexpired portion of the insurance policies we acquired in connection with our acquisition of MICO. We recognized this unearned premium liability as income over the terms of MICO’s policies.

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

We recorded a liability for the fair value of the net loss and loss expense reserves we assumed in connection with our acquisition of MICO. We incorporated various factors in determining the fair value of those reserve estimates, including the guarantee against any deficiency in excess of $1.0 million we discuss in Note 4-Business Combinations.

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

Our insurance subsidiaries seek to enhance their underwriting results by carefully selecting the product lines they underwrite. Our insurance subsidiaries’ personal lines products include standard and preferred risks in private passenger automobile and homeowners lines. Our insurance subsidiaries’ commercial lines products primarily include business offices, wholesalers, service providers, contractors, artisans and light manufacturing operations. Our insurance subsidiaries have limited exposure to asbestos and other environmental liabilities. Our insurance subsidiaries write no medical malpractice liability risks.

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

Our insurance subsidiaries provide property and liability insurance coverages through independent insurance agencies located throughout their operating areas. Our insurance subsidiaries bill the majority of this business directly to their policyholders, although our insurance subsidiaries bill a portion of their commercial business through their agents, to whom they extend credit in the normal course of business.

Our insurance subsidiaries have reinsurance agreements with Donegal Mutual and with a number of major unaffiliated reinsurers.

Reinsurance Accounting and Reporting

Our insurance subsidiaries rely upon reinsurance agreements to limit their maximum net loss from large single risks or risks in concentrated areas and to increase their capacity to write insurance. Reinsurance does not relieve our insurance subsidiaries from liability to their respective policyholders. To the extent that a reinsurer cannot pay losses for which it is liable under the terms of a reinsurance agreement with one of our insurance subsidiaries, our insurance subsidiaries retain continued liability for such losses. However, in an effort to reduce the risk of non-payment, our insurance subsidiaries require all of their reinsurers to have an A.M. Best rating of A- or better or, with respect to foreign reinsurers, to have a financial condition that, in the opinion of management, is equivalent to a company with an A.M. Best rating of A- or better. We refer to Note 11 - Reinsurance for more information regarding our reinsurance agreements.

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

In 2012, we realized $52,422 in tax benefits upon the exercise of stock options. We did not realize any tax benefits upon the exercise of stock options in 2011 or 2010.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the underlying fair value of acquired entities. When completing acquisitions, we seek also to identify separately identifiable intangible assets that we have acquired. We assess goodwill and intangible assets with an indefinite useful life for impairment annually. We also assess goodwill and other intangible assets for impairment upon the occurrence of certain events. In making our assessment, we consider a number of factors including operating results, business plans, economic projections, anticipated future cash flows and current market data. Inherent uncertainties exist with respect to these factors and to our judgment in applying them when we make our assessment. Impairment of goodwill and other intangible assets could result from changes in economic and operating conditions in future periods.

2 - Impact of New Accounting Standards

In October 2010, the Financial Accounting Standards Board (the “FASB”) issued updated guidance to address the diversity in practice for the accounting for costs associated with acquiring or renewing insurance contracts. This guidance modifies the definition of acquisition costs to specify that a cost must relate directly to the successful acquisition of a new or renewal insurance contract to qualify for deferral. If the application of this guidance would result in the capitalization of acquisition costs that a reporting entity had not previously capitalized, the entity may elect not to capitalize those costs. The updated guidance is effective for periods beginning after December 15, 2011. We adopted this new guidance prospectively in 2012. The amount of acquisition costs we capitalized during 2012 did not change materially from the amount of acquisition costs that we would have capitalized had we applied our previous policy during the period. Our adoption of this new guidance did not have a material impact on our financial position, results of operations or cash flows.

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

In September 2011, the FASB issued new guidance related to evaluating goodwill for impairment. The new guidance provides entities with the option to perform a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the quantitative two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it is not required to perform the quantitative two-step goodwill impairment test. Entities also have the option of bypassing the assessment of qualitative factors for any reporting unit in any period and proceed directly to performing the first step of the quantitative two-step goodwill impairment test, as was required prior to the issuance of this new guidance. An entity may begin or resume performing the qualitative assessment in any subsequent period. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We adopted this new guidance in 2011. Our adoption of this new guidance did not impact our financial position, results of operations or cash flows.

In July 2012, the FASB issued guidance related to evaluating indefinite-lived intangible assets for impairment. The new guidance provides entities with the option of performing a qualitative assessment of whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If an entity concludes that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value, it is not required to perform the quantitative impairment test. Entities also have the option of bypassing the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. Entities are able to resume performing the qualitative assessment in any subsequent period. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We adopted this new guidance in 2012. Our adoption of this new guidance did not impact our financial position, results of operations or cash flows.

3 - Transactions with Affiliates

Our insurance subsidiaries conduct business and have various agreements with Donegal Mutual that we describe in the following subparagraphs:

a. Reinsurance Pooling and Other Reinsurance Arrangements

Atlantic States, our largest insurance subsidiary, and Donegal Mutual have a pooling agreement under which both companies contribute all of their direct written business to the pool and receive an allocated percentage of their combined underwriting results, excluding certain reinsurance Donegal Mutual assumes from our insurance subsidiaries. Atlantic States has an 80% share of the results of the pool, and Donegal Mutual has a 20% share of the results of the pool. The intent of the pooling agreement is to produce more uniform and stable underwriting results from year to year for each pool participant than they would experience individually and to spread the risk of loss between the participants based on each participant’s relative amount of surplus and relative access to capital. Each participant in the pool has at its disposal the capacity of the entire pool, rather than being limited to policy exposures of a size commensurate with its own capital and surplus.

The following amounts represent reinsurance Atlantic States ceded to the pool during 2012, 2011 and 2010:

	2012	2011	2010
Premiums earned	$132,876,094	$118,812,725	$105,376,068
Losses and loss expenses	92,459,147	97,130,846	81,203,625
Prepaid reinsurance premiums	70,572,281	64,214,378	57,783,435
Liability for losses and loss expenses	83,623,652	77,312,645	65,028,781

The following amounts represent reinsurance Atlantic States assumed from the pool during 2012, 2011 and 2010:

	2012	2011	2010
Premiums earned	$298,803,060	$266,687,610	$238,308,846
Losses and loss expenses	187,415,893	206,907,170	160,256,348
Unearned premiums	157,140,642	141,880,039	125,322,884
Liability for losses and loss expenses	162,863,045	156,941,512	134,580,026

Donegal Mutual and Le Mars have a quota-share reinsurance agreement whereby Le Mars assumes 100% of the premiums and losses related to certain products Donegal Mutual offers in certain Midwest states, which provide the availability of complementary products to Le Mars’ commercial accounts. Until October 31, 2012, Donegal Mutual and Southern had a quota-share reinsurance agreement whereby Southern assumed 100% of the premiums and losses related to personal lines products Donegal Mutual offers in Virginia through the use of its automated policy quoting and issuance system. The following amounts represent reinsurance Southern and Le Mars assumed from Donegal Mutual pursuant to the quota-share reinsurance agreements during 2012, 2011 and 2010:

	2012	2011	2010
Premiums earned	$22,189,399	$17,757,409	$14,516,901
Losses and loss expenses	19,620,587	14,983,405	12,600,094
Unearned premiums	9,926,381	10,225,922	8,124,069
Liability for losses and loss expenses	8,873,592	7,770,053	7,316,879

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

The following amounts represent reinsurance ceded to Donegal Mutual pursuant to these quota-share reinsurance agreements during 2012, 2011 and 2010:

	2012	2011	2010
Premiums earned	$33,046,914	$22,123,229	$4,516,313
Losses and loss expenses	22,569,557	16,038,590	3,463,112
Prepaid reinsurance premiums	15,457,605	14,181,338	4,590,424
Liability for losses and loss expenses	18,285,182	11,868,641	4,006,231

Atlantic States, Southern and Le Mars each have a catastrophe reinsurance agreement with Donegal Mutual that provides coverage under any one catastrophic occurrence above a set retention ($2,000,000, $1,500,000 and $500,000 for Atlantic States, Southern and Le Mars, respectively) up to $5,000,000, with a combined retention of $3,000,000 for a catastrophe involving a combination of these subsidiaries. Our insurance subsidiaries recover losses in excess of $5,000,000 for any one catastrophe occurrence under catastrophe reinsurance agreements with unaffiliated reinsurers. Donegal Mutual and Southern have an excess of loss reinsurance agreement in which Donegal Mutual assumes up to $500,000 ($350,000 in 2011 and 2010) of losses in excess of $500,000 ($400,000 in 2011 and 2010).

The following amounts represent reinsurance that our insurance subsidiaries ceded to Donegal Mutual pursuant to these reinsurance agreements during 2012, 2011 and 2010:

	2012	2011	2010
Premiums earned	$12,460,511	$12,953,452	$8,110,268
Losses and loss expenses	10,787,850	20,770,637	6,649,775
Liability for losses and loss expenses	2,206,786	3,980,024	3,441,447

The following amounts represent the effect of affiliated reinsurance transactions on net premiums our insurance subsidiaries earned during 2012, 2011 and 2010:

	2012	2011	2010
Assumed	$320,992,459	$284,445,019	$252,825,747
Ceded	(178,383,519)	(153,889,406)	(118,002,649)

Net	$142,608,940	$130,555,613	$134,823,098

The following amounts represent the effect of affiliated reinsurance transactions on net losses and loss expenses our insurance subsidiaries incurred during 2012, 2011 and 2010:

	2012	2011	2010
Assumed	$207,036,480	$221,890,575	$172,856,442
Ceded	(125,816,554)	(133,940,073)	(91,316,512)

Net	$81,219,926	$87,950,502	$81,539,930

b. Expense Sharing

Donegal Mutual provides facilities, management and other services to us and our insurance subsidiaries. Donegal Mutual allocates certain related expenses to Atlantic States in relation to the relative participation of Atlantic States and Donegal Mutual in the pooling agreement. Our insurance subsidiaries other than Atlantic States reimburse Donegal Mutual for their personnel costs and bear their proportionate share of information services costs based on their percentage of the total written premiums of the Donegal Insurance Group. Charges for these services totalled $78,778,333, $64,711,860 and $63,982,793 for 2012, 2011 and 2010, respectively.

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

e. Union Community Bank

At December 31, 2012 and 2011, we had $18,806,576 and $10,907,454, respectively, in checking accounts with UCB, a wholly owned subsidiary of DFSC. We earned $1,591, $1,019 and $1,575 in interest on these accounts during 2012, 2011 and 2010, respectively.

4 - Business Combinations

On December 1, 2010, we acquired all of the outstanding stock of MICO. We accounted for this acquisition as a business combination.

We acquired MICO from West Bend and its other stockholders for a price equal to 122% of MICO’s stockholders’ equity at November 30, 2010, or approximately $42.3 million in cash. We paid $35.1 million to MICO’s stockholders in December 2010 and recorded an additional amount payable at December 31, 2010 of $7.2 million, which we paid pursuant to the terms of our acquisition agreement in the first quarter of 2011. The acquisition of MICO enabled us to extend our insurance business to the state of Michigan. MICO writes various lines of property and casualty insurance and had direct written premiums of $105.4 million and $106.6 million and net premiums earned of $26.9 million and $27.0 million for the years ended December 31, 2010 and 2009, respectively. MICO’s stockholders’ equity and total assets at December 31, 2009 were $32.0 million and $224.5 million, respectively. We recorded goodwill of approximately $4.7 million and other intangible assets of approximately $958,000, none of which are deductible for federal income tax purposes. Pursuant to the terms of our acquisition agreement with West Bend, West Bend has guaranteed us against any deficiency in excess of $1.0 million in the loss and loss expenses of MICO at November 30, 2010. Conversely, we have agreed to return 50% of any redundancy in excess of $1.0 million. Any such deficiency or redundancy will be based on a final actuarial review of the development of such reserves to be conducted three years after November 30, 2010. Based upon a preliminary actuarial review at November 30, 2012, the redundancy in the reserves of MICO at November 30, 2010 was less than $1.0 million. Through December 1, 2010, MICO and West Bend were parties to quota-share reinsurance agreements whereby MICO ceded 75% (80% prior to 2008) of its business to West Bend. MICO and West Bend agreed to terminate the reinsurance agreement in effect at November 30, 2010 on a run-off basis. West Bend’s obligations related to all past reinsurance agreements with MICO remain in effect for all policies effective prior to December 1, 2010. West Bend and MICO entered into a trust agreement on December 1, 2010. Under the terms of the trust agreement, for the sole benefit of MICO, West Bend placed into trust assets with a fair value equal to the amount of unearned premiums and unpaid losses and loss adjustment expenses, reduced by any net premium balances not yet paid by MICO, that West Bend had assumed pursuant to such reinsurance agreements at November 30, 2010. The amount of assets required to be held in trust is adjustable monthly based upon the remaining net obligations of West Bend. West Bend may terminate the trust agreement on the earlier of December 1, 2020 or the date when the obligations of West Bend are equal to or less than $5.0 million. At December 31, 2012, West Bend’s net obligations under the reinsurance agreements were approximately $22.6 million, and the fair value of assets held in trust was approximately $26.3 million.

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

We recorded goodwill of $4.7 million in connection with the MICO acquisition. The goodwill consists largely of economies of scale we expect to realize from integrating the operations of MICO with the operations of the Donegal Insurance Group and benefits we expect to derive from MICO’s relationships with its independent agents and policyholders. We have evaluated the goodwill for impairment during 2012. We will evaluate the goodwill for impairment annually or upon the occurrence of certain future events.

We operate MICO as a subsidiary and intend to continue to maintain its trade name for the foreseeable future. We have therefore established a trade name intangible asset in the amount of $958,000, which represents the estimated value of the future benefits we will derive from the continued use of the trade name. We will not amortize the trade name intangible asset because we have determined that the trade name intangible asset has an indefinite life. We have evaluated the trade name intangible asset for impairment during 2012. We will evaluate the trade name intangible asset for impairment annually or upon the occurrence of certain future events.

Our consolidated financial statements for the year ended December 31, 2010 included the operations of MICO from December 1, 2010, the date we acquired it. Effective on December 1, 2010, MICO entered into a 50% quota-share reinsurance agreement with third-party reinsurers and a 25% quota-share reinsurance agreement with Donegal Mutual to replace the 75% quota-share reinsurance agreement MICO maintained with West Bend through November 30, 2010. Our total revenues related to the operations of MICO and Atlantic States’ allocation with respect to Donegal Mutual’s quota-share reinsurance agreement for the period December 1, 2010 through December 31, 2010 were approximately $2.4 million. MICO’s results of operations for the period December 1, 2010 through December 31, 2010 did not significantly impact our consolidated net income for 2010.

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

5 - Investments

The amortized cost and estimated fair values of fixed maturities and equity securities at December 31, 2012 and 2011 are as follows:

	2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,000,000	$11,510	$—	$1,011,510
Obligations of states and political subdivisions	40,909,132	1,609,211	—	42,518,343
Residential mortgage-backed securities	191,064	14,822	—	205,886

Totals	$42,100,196	$1,635,543	$—	$43,735,739

	2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$70,253,846	$1,101,208	$43,951	$71,311,103
Obligations of states and political subdivisions	385,371,983	32,221,045	606,065	416,986,963
Corporate securities	73,941,532	3,522,954	108,709	77,355,777
Residential mortgage-backed securities	125,606,445	3,315,976	66,443	128,855,978

Fixed maturities	655,173,806	40,161,183	825,168	694,509,821
Equity securities	8,663,183	200,823	106,748	8,757,258

Totals	$663,836,989	$40,362,006	$931,916	$703,267,079

	2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,000,000	$53,990	$—	$1,053,990
Obligations of states and political subdivisions	56,965,959	2,857,005	—	59,822,964
Corporate securities	249,850	2,756	—	252,606
Residential mortgage-backed securities	273,810	18,986	9	292,787

Totals	$58,489,619	$2,932,737	$9	$61,422,347

	2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$59,431,789	$1,545,768	$—	$60,977,557
Obligations of states and political subdivisions	372,663,210	26,252,161	38,789	398,876,582
Corporate securities	62,836,703	1,805,109	528,163	64,113,649
Residential mortgage-backed securities	119,367,152	3,306,932	43,694	122,630,390

Fixed maturities	614,298,854	32,909,970	610,646	646,598,178
Equity securities	7,238,803	606,440	407,705	7,437,538

Totals	$621,537,657	$33,516,410	$1,018,351	$654,035,716

At December 31, 2012, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $358.5 million and an amortized cost of $332.4 million. Our holdings also included special revenue bonds with an aggregate fair value of $101.0 million and an amortized cost of $93.9 million. With respect to both categories, we held no securities of any issuer that comprised more than 10% of the category at December 31, 2012. Education bonds and water and sewer utility bonds represented 54% and 19%, respectively, of our total investments in special revenue bonds based on their carrying values at December 31, 2012. Many of the issuers of the special revenue bonds we held at December 31, 2012 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held are similar to general obligation bonds.

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

We set forth below the amortized cost and estimated fair value of fixed maturities at December 31, 2012 by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value

Held to maturity
Due in one year or less	$1,000,000	$1,011,510
Due after one year through five years	31,815,724	32,965,749
Due after five years through ten years	9,093,408	9,552,594
Due after ten years	—	—
Residential mortgage-backed securities	191,064	205,886

Total held to maturity	$42,100,196	$43,735,739

Available for sale
Due in one year or less	$8,942,472	$9,003,925
Due after one year through five years	62,233,761	64,199,249
Due after five years through ten years	181,558,392	192,859,072
Due after ten years	276,832,736	299,591,597
Residential mortgage-backed securities	125,606,445	128,855,978

Total available for sale	$655,173,806	$694,509,821

The amortized cost of fixed maturities on deposit with various regulatory authorities at December 31, 2012 and 2011 amounted to $10,565,116 and $10,629,319, respectively.

Investments in affiliates consisted of the following at December 31, 2012 and 2011:

	2012	2011
DFSC	$36,770,530	$31,857,246
Other	465,000	465,000

Total	$37,235,530	$32,322,246

We account for investments in our affiliates using the equity method of accounting. Under this method, we record our investment at cost, with adjustments for our share of our affiliates’ earnings and losses as well as changes in our affiliates’ equity due to unrealized gains and losses. Our investments in affiliates include our 48.2% ownership interest in DFSC. In May 2011, DFSC merged with UNNF, with DFSC as the surviving company in the merger. Under the merger agreement, Province Bank FSB, which DFSC owned, and Union National Community Bank, which UNNF owned, also merged and began doing business as UCB. Donegal Mutual contributed $22.1 million and we contributed $20.6 million to DFSC as additional capital to facilitate the mergers. We made an additional equity investment in DFSC in the amount of $100,000 during 2012.

We include our share of DFSC’s net income in our results of operations. We have compiled the following summary financial information for DFSC at December 31, 2012 and 2011 from the financial statements of DFSC.

	December 31,
	2012	2011
Balance sheets:
Total assets	$509,670,100	$532,938,460

Total liabilities	$433,490,583	$466,940,425
Stockholders’ equity	76,179,517	65,998,035

Total liabilities and stockholders’ equity	$509,670,100	$532,938,460

	Year Ended December 31,
	2012	2011	2010
Income statements:
Net income (loss)	$9,401,001	$4,196,054	$(556,528)

Other comprehensive income (loss) in our statements of comprehensive income includes net unrealized gains (losses) of $138,771, $479,401 and ($32,129) for 2012, 2011 and 2010, respectively, representing our share of DFSC’s unrealized investment gains or losses.

Other investment in affiliates represents our investment in statutory trusts that hold our subordinated debentures that we discuss in Note 10 - Borrowings.

We derive net investment income, consisting primarily of interest and dividends, from the following sources:

	2012	2011	2010
Fixed maturities	$24,642,897	$25,044,316	$23,995,220
Equity securities	85,905	162,934	42,869
Short-term investments	34,482	57,296	91,665
Other	44,874	48,588	46,095

Investment income	24,808,158	25,313,134	24,175,849
Investment expenses	(4,639,239)	(4,454,955)	(4,226,135)

Net investment income	$20,168,919	$20,858,179	$19,949,714

We present below gross realized gains and losses from investments and the change in the difference between fair value and cost of investments:

	2012	2011	2010
Gross realized gains:
Fixed maturities	$6,730,331	$4,959,707	$4,136,455
Equity securities	926,053	8,760,511	1,791,585

	7,656,384	13,720,218	5,928,040

Gross realized losses:
Fixed maturities	42,135	163,316	533,918
Equity securities	754,810	1,275,635	998,402

	796,945	1,438,951	1,532,320

Net realized gains	$6,859,439	$12,281,267	$4,395,720

Change in difference between fair value and cost of investments:
Fixed maturities	$5,739,506	$29,646,545	$(11,571,194)
Equity securities	(104,660)	(7,459,314)	1,547,487

Totals	$5,634,846	$22,187,231	$(10,023,707)

We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at December 31, 2012 as follows:

	Less than 12 months		12 months or longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$12,308,333	$43,951	$—	$—
Obligations of states and political subdivisions	22,134,226	606,065	—	—
Corporate securities	12,271,750	79,136	2,958,520	29,573
Residential mortgage-backed securities	22,491,562	66,443	—	—
Equity securities	2,226,050	106,748	—	—

Totals	$71,431,921	$902,343	$2,958,520	$29,573

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

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we write down the investment to its fair value, and we reflect the amount of the write-down as a realized loss in our results of operations when we consider the decline in value of an individual investment to be other than temporary. We individually monitor all investments for other-than-temporary declines in value. Generally, we assume there has been an other-than-temporary decline in value if an individual equity security has depreciated in value by more than 20% of original cost and has been in such an unrealized loss position for more than six months. We held seven equity securities that were in an unrealized loss position at December 31, 2012. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we considered these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, company or geographic events that have negatively impacted the value of a security and rating agency downgrades. We held 46 debt securities that were in an unrealized loss position at December 31, 2012. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary.

We did not recognize any impairment losses in 2012, 2011 or 2010. We had no sales or transfers from the held to maturity portfolio in 2012, 2011 or 2010. We have no derivative instruments or hedging activities.

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

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. We generally obtain one price per security. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates we obtain are representative of fair values based upon their general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security type and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At December 31, 2012 and 2011, we received one estimate per security from one of the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at December 31, 2012 and 2011, we did not identify any discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

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

We evaluate our assets and liabilities on a regular basis to determine the appropriate level at which to classify them for each reporting period. Based on our review of the methodology and summary of inputs used by the pricing services, we have concluded that our Level 1 and Level 2 investments were classified properly at December 31, 2012 and 2011.

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at December 31, 2012:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$71,311,103	$—	$71,311,103	$—
Obligations of states and political subdivisions	416,986,963	—	416,986,963	—
Corporate securities	77,355,777	—	77,355,777	—
Residential mortgage-backed securities	128,855,978	—	128,855,978	—
Equity securities	8,757,258	5,365,721	3,391,537	—

Totals	$703,267,079	$5,365,721	$697,901,358	$—

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at December 31, 2011:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$60,977,557	$—	$60,977,557	$—
Obligations of states and political subdivisions	398,876,582	—	398,876,582	—
Corporate securities	64,113,649	—	64,113,649	—
Residential mortgage-backed securities	122,630,390	—	122,630,390	—
Equity securities	7,437,538	6,178,136	1,259,402	—

Totals	$654,035,716	$6,178,136	$647,857,580	$—

7 - Deferred Policy Acquisition Costs

Changes in our insurance subsidiaries’ deferred policy acquisition costs are as follows:

	2012	2011	2010
Balance, January 1	$36,424,955	$34,445,579	$32,844,179
Acquisition costs deferred	78,010,742	70,550,376	67,955,400
Amortization charged to earnings	(74,314,000)	(68,571,000)	(66,354,000)

Balance, December 31	$40,121,697	$36,424,955	$34,445,579

8 - Property and Equipment

Property and equipment at December 31, 2012 and 2011 consisted of the following:

	2012	2011	Estimated Useful Life
Office equipment	$8,863,377	$8,347,493	5-15 years
Automobiles	2,010,762	2,111,218	3 years
Real estate	5,356,705	5,016,722	15-50 years
Software	2,717,206	2,316,617	5 years

	18,948,050	17,792,050
Accumulated depreciation	(12,994,217)	(11,637,667)

	$5,953,833	$6,154,383

Depreciation expense for 2012, 2011 and 2010 amounted to $944,632, $1.0 million and $1.2 million, respectively.

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

We summarize activity in our insurance subsidiaries’ liability for losses and loss expenses as follows:

	2012	2011	2010
Balance at January 1	$442,407,615	$383,318,672	$263,598,844
Less reinsurance recoverable	(199,392,836)	(165,422,373)	(83,336,726)

Net balance at January 1	243,014,779	217,896,299	180,262,118

Acquisition of MICO	—	—	26,960,063

Incurred related to:
Current year	325,275,882	340,671,237	277,193,930
Prior years	7,595,702	(168,460)	(2,885,072)

Total incurred	332,871,584	340,502,777	274,308,858

Paid related to:
Current year	205,876,331	219,183,102	179,069,304
Prior years	119,074,197	96,201,195	84,565,436

Total paid	324,950,528	315,384,297	263,634,740

Net balance at December 31	250,935,835	243,014,779	217,896,299
Plus reinsurance recoverable	207,891,560	199,392,836	165,422,373

Balance at December 31	$458,827,395	$442,407,615	$383,318,672

Our insurance subsidiaries recognized an increase (decrease) in their liability for losses and loss expenses of prior years of $7.6 million, ($168,460) and ($2.9) million in 2012, 2011 and 2010, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy, key reserving assumptions or claims management personnel, and have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in these years. The 2012 development represented 3.1% of the December 31, 2011 net carried reserves and resulted primarily from higher-than-expected severity in the private passenger automobile liability and workers’ compensation lines of business in accident years prior to 2012. The majority of the 2012 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States and Southern. The 2011 development represented an immaterial percentage of the December 31, 2010 net carried reserves. The 2010 development represented 1.6% of the December 31, 2009 net carried reserves and resulted primarily from lower-than-expected severity in the private passenger automobile liability and homeowners lines of business in accident years prior to 2009.

10 - Borrowings

Lines of Credit

In June 2012, we renewed our existing credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a $60.0 million unsecured, revolving line of credit that expires in July 2015. We have the right to request a one-year extension of the credit agreement as of each anniversary date of the agreement. In December 2010 and March 2011, we borrowed $35.0 million and $3.5 million, respectively, in connection with our acquisition of MICO. In May 2011, we borrowed $19.0 million in connection with the merger of UNNF with and into DFSC. At December 31, 2012, we had $52.0 million in outstanding borrowings and had the ability to borrow an additional $8.0 million at an interest rate equal to M&T’s current prime rate or the then current LIBOR rate plus 2.25%, depending on our leverage ratio. The interest rate on our outstanding borrowings is adjustable quarterly. At December 31, 2012 , the interest rate on our outstanding borrowings was 2.46%. We pay a fee of 0.2% per annum on the loan commitment amount regardless of usage. The credit agreement requires our compliance with certain covenants, which include minimum levels of our net worth, leverage ratio and statutory surplus and the A.M. Best ratings of our insurance subsidiaries. We complied with all requirements of the credit agreement during the year ended December 31, 2012.

MICO has an agreement with the Federal Home Loan Bank (“FHLB”) of Indianapolis. Through its membership, MICO has the ability to issue debt to the FHLB of Indianapolis in exchange for cash advances. There were no outstanding borrowings at December 31, 2012 or 2011. The table below presents the amount of FHLB of Indianapolis stock MICO purchased, collateral pledged and assets related to MICO’s agreement at December 31, 2012.

FHLB stock purchased and owned as part of the agreement	$252,100
Collateral pledged, at par (carrying value $3,946,091)	4,450,000
Borrowing capacity currently available	3,493,664

Atlantic States has an agreement with the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. There were no outstanding borrowings at December 31, 2012 or 2011. The table below presents the amount of FHLB of Pittsburgh stock Atlantic States purchased, collateral pledged and assets related to Atlantic States’ agreement at December 31, 2012.

FHLB stock purchased and owned as part of the agreement	$256,400
Collateral pledged, at par	—
Borrowing capacity currently available	—

During 2013, Atlantic States issued secured debt in the principal amount of $15.0 million to the FHLB of Pittsburgh in exchange for cash advances in the amount of $15.0 million. Atlantic States then provided intercompany loans to us in the principal amount of $15.0 million to fund our prepayment of our subordinated debentures, as we discuss below.

Subordinated Debentures

On October 29, 2003, we received $10.0 million in net proceeds from the issuance of subordinated debentures. The debentures were scheduled to mature on October 29, 2033 and were callable at our option, at par. The debentures carried an interest rate equal to the three-month LIBOR rate plus 3.85%. At December 31, 2012, the interest rate on these debentures was 4.16%. At December 31, 2012 and 2011, our consolidated balance sheets included an investment in a statutory trust of $310,000 and subordinated debentures of $10.3 million related to this transaction. On January 28, 2013, we prepaid these subordinated debentures in full and liquidated our investment in the statutory trust.

On May 24, 2004, we received $5.0 million in net proceeds from the issuance of subordinated debentures. The debentures were scheduled to mature on May 24, 2034 and were callable at our option, at par. The debentures carried an interest rate equal to the three-month LIBOR rate plus 3.85%. At December 31, 2012, the interest rate on these debentures was 4.16%. At December 31, 2012 and 2011, our consolidated balance sheets included an investment in a statutory trust of $155,000 and subordinated debentures of $5.2 million related to this transaction. On February 25, 2013, we prepaid these subordinated debentures in full and liquidated our investment in the statutory trust.

In January 2002, West Bend purchased a surplus note from MICO for $5.0 million to increase MICO’s statutory surplus. On December 1, 2010, Donegal Mutual purchased the surplus note from West Bend at face value. The surplus note carries an interest rate of 5.00%, and any repayment of principal or interest requires prior insurance regulatory approval. Upon receipt of regulatory approval, MICO paid $250,000 in interest to Donegal Mutual during each of 2012 and 2011.

11 - Reinsurance

Unaffiliated Reinsurers

Our insurance subsidiaries and Donegal Mutual purchase certain third-party reinsurance on a combined basis. Le Mars, MICO, Peninsula and Sheboygan also have separate third-party reinsurance programs that provide certain coverage that is commensurate with their relative size and exposures. Our insurance subsidiaries use several different reinsurers, all of which, consistent with the requirements of our insurance subsidiaries and Donegal Mutual, have an A.M. Best rating of A- (Excellent) or better, or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A- rating from A.M. Best. The external reinsurance our insurance subsidiaries and Donegal Mutual purchase includes “excess of loss reinsurance,” under which their losses are automatically reinsured, through a series of contracts, over a set retention (generally $1.0 million for 2012 and $750,000 prior to 2012), and “catastrophic reinsurance,” under which they recover, through a series of contracts, 90% to 100% of an accumulation of many losses resulting from a single event, including natural disasters, over a set retention (generally $5.0 million). For property insurance, our insurance subsidiaries had excess of loss treaties that provided for coverage up to $5.0 million per loss. For liability insurance, our insurance subsidiaries had excess of loss treaties that provided for coverage up to $40.0 million per occurrence. For workers’ compensation insurance, our insurance subsidiaries had excess of loss treaties that provided for coverage up to $10.0 million on any one life. Our insurance subsidiaries and Donegal Mutual had property catastrophe coverage through a series of layered treaties up to aggregate losses of $135.0 million for any single event. As many as 20 reinsurers provided coverage on any one treaty with no reinsurer taking more than 36.0% of any one treaty. The amount of coverage provided under each of these types of reinsurance depends upon the amount, nature, size and location of the risks being reinsured. Donegal Mutual and our insurance subsidiaries also purchased facultative reinsurance to cover exposures from losses that exceeded the limits provided by the treaty reinsurance Donegal Mutual and our insurance subsidiaries purchased. In order to write automobile insurance in the State of Michigan, MICO is required to be a member of the Michigan Catastrophic Claims Association (“MCCA”). The MCCA provides reinsurance to MICO for personal automobile and commercial automobile personal injury claims in the State of Michigan over a set retention.

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

MICO maintains a quota-share reinsurance agreement with third-party reinsurers to reduce its net exposures. Effective from December 1, 2010 to December 31, 2011, the quota-share reinsurance percentage was 50%. Effective January 1, 2012, MICO reduced the quota-share reinsurance percentage from 50% to 40%. Effective January 1, 2013, MICO reduced the quota-share reinsurance percentage from 40% to 30%.

The following amounts represent ceded reinsurance transactions with unaffiliated reinsurers during 2012, 2011 and 2010:

	2012	2011	2010
Premiums written	$76,736,510	$80,265,127	$24,357,938
Premiums earned	79,680,782	88,297,408	26,551,687
Losses and loss expenses	56,179,284	82,836,893	19,764,441
Prepaid reinsurance premiums	25,126,276	28,054,302	26,991,912
Liability for losses and loss expenses	103,775,940	106,231,527	92,945,915

Total Reinsurance

The following amounts represent our total ceded reinsurance transactions with both affiliated and unaffiliated reinsurers during 2012, 2011 and 2010:

	2012	2011	2010
Premiums earned	$258,064,301	$242,186,814	$144,554,336
Losses and loss expenses	181,995,838	216,776,966	111,080,953
Prepaid reinsurance premiums	111,156,162	106,450,018	89,365,771
Liability for losses and loss expenses	207,891,560	199,392,836	165,442,373

The following amounts represent the effect of reinsurance on premiums written for 2012, 2011 and 2010:

	2012	2011	2010
Direct	$419,811,847	$397,810,566	$279,627,255
Assumed	339,389,274	306,416,861	262,574,572
Ceded	(262,754,201)	(250,176,390)	(150,679,539)

Net premiums written	$496,446,920	$454,051,037	$391,522,288

The following amounts represent the effect of reinsurance on premiums earned for 2012, 2011 and 2010:

	2012	2011	2010
Direct	$408,846,530	$385,737,801	$269,394,549
Assumed	324,219,993	287,919,197	253,189,916
Ceded	(258,064,301)	(242,186,814)	(144,554,336)

Net premiums earned	$475,002,222	$431,470,184	$378,030,129

12 - Income Taxes

Our provision for income tax consists of the following:

	2012	2011	2010
Current	$3,614,390	$(1,269,775)	$757,400
Deferred	1,151,250	(5,922,491)	(2,380,430)

Federal tax (benefit) provision	$4,765,640	$(7,192,266)	$(1,623,030)

Our effective tax rate is different from the amount computed at the statutory federal rate of 35% for 2012, 2011 and 2010. The reasons for such difference and the related tax effects are as follows:

	2012	2011	2010
Income (loss) before income taxes	$27,858,260	$(6,739,313)	$9,844,149

Computed “expected” taxes (benefit)	9,750,391	(2,358,760)	3,445,452
Tax-exempt interest	(5,824,281)	(6,038,463)	(6,183,795)
Proration	869,551	905,326	923,071
Other, net	(30,021)	299,631	192,242

Federal income tax (benefit) provision	$4,765,640	$(7,192,266)	$(1,623,030)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets:
Unearned premium	$17,613,415	$16,113,291
Loss reserves	7,275,091	7,339,644
Net operating loss carryforward	1,942,128	4,473,462
Net operating loss carryforward - Le Mars	1,797,194	2,191,532
Alternative minimum tax credit carryforward	7,964,853	4,294,879
Other	1,413,285	634,885

Total gross deferred assets	38,005,966	35,047,693
Less valuation allowance	(440,778)	(440,778)

Net deferred tax assets	37,565,188	34,606,915

Deferred tax liabilities:
Deferred policy acquisition costs	14,042,594	12,750,631
Net unrealized gains	14,212,465	11,711,531
Other	3,042,593	225,033

Total gross deferred tax liabilities	31,297,652	24,687,195

Net deferred tax asset	$6,267,536	$9,919,720

We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of the tax asset. At December 31, 2012 and 2011, we established a valuation allowance of $440,778, related to a portion of the net operating loss carryforward of Le Mars that we acquired on January 1, 2004. We determined that we were not required to establish a valuation allowance for the other net deferred tax assets of $37.6 million and $34.6 million at December 31, 2012 and 2011, respectively, since it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income, carrybacks to taxable income in prior years and the implementation of tax-planning strategies.

Tax years 2009 through 2012 remained open for examination at December 31, 2012. At December 31, 2012, we had a net operating loss carryforward of $5.5 million, which is available to offset our future taxable income. This amount will expire in 2031 if not utilized. The net operating loss carryforward of $5.1 million from Le Mars will begin to expire in 2020 if not utilized and is subject to an annual limitation of approximately $376,000. We also had an alternative minimum tax credit carryforward of $8.0 million with an indefinite life.

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

In February 2009, our board of directors authorized a share repurchase program, pursuant to which we may purchase up to 300,000 shares of our Class A common stock at market prices prevailing from time to time in the open market subject to the provisions of Securities and Exchange Commission (“SEC”) Rule 10b-18 and in privately negotiated transactions. We purchased 135,064 and 119,257 shares of our Class A common stock under this program during 2012 and 2011, respectively. At December 31, 2012, we had the authority remaining to purchase 28,308 shares under this program.

At December 31, 2012, our treasury stock consisted of 916,622 and 72,465 shares of Class A common stock and Class B common stock, respectively. At December 31, 2011, our treasury stock consisted of 781,558 and 72,465 shares of Class A common stock and Class B common stock, respectively.

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

During 1996, we adopted an Equity Incentive Plan for Directors. During 2001, we adopted a nearly identical plan that made 355,556 shares of Class A common stock available for issuance to our directors and those of our subsidiaries and affiliates. During 2007, we adopted a nearly identical plan that made 400,000 shares of Class A common stock available for issuance to our directors and the directors of our subsidiaries and affiliates. During 2011, we adopted a nearly identical plan that made 400,000 shares of Class A common stock available for issuance to our directors and the directors of our subsidiaries and affiliates.We may make awards in the form of stock options. The plan also provides for the issuance of 400 shares of restricted stock on the first business day of January in each year to each of our directors and each director of Donegal Mutual who does not serve as one of our directors. We issued 6,800, 5,598 and 5,598 shares of restricted stock on January 2, 2012, 2011 and 2010, respectively.

We measure all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and record such expense in our results of operations. In determining the expense we record for stock options granted to directors and employees of our subsidiaries and affiliates other than Donegal Mutual, we estimate the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The significant assumptions we utilize in applying the Black-Scholes option pricing model are the risk-free interest rate, expected term, dividend yield and expected volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected term used as the assumption in the model. We base the expected term of an option award on our historical experience for similar awards. We determine the dividend yield by dividing the per share dividend by the grant date stock price. We base the expected volatility on the volatility of our stock price over a historical period comparable to the expected term.

The weighted-average grant date fair value of options granted during 2012 was $2.85. We calculated this fair value based upon a risk-free interest rate of .43%, expected life of five years, expected volatility of 33% and expected dividend yield of 3%.

The weighted-average grant date fair value of options granted during 2011 was $1.90. We calculated this fair value based upon a risk-free interest rate of .75%, expected life of five years, expected volatility of 31% and expected dividend yield of 4%.

The weighted-average grant date fair value of options granted during 2010 was $1.26. We calculated this fair value based upon a risk-free interest rate of 1.04%, expected life of three years, expected volatility of 29% and expected dividend yield of 4%.

We charged compensation expense for our stock compensation plans against income before income taxes of $420,735, $283,811 and $46,733 for the years ended December 31, 2012, 2011 and 2010, respectively, with a corresponding income tax benefit of $143,050, $96,496 and $15,889. At December 31, 2012 and 2011, our total unrecognized compensation cost related to non-vested share-based compensation granted under our stock compensation plans was $1.2 million and $929,679, respectively. We expect to recognize this cost over a weighted average period of 8.9 years.

We account for share-based compensation to employees and directors of Donegal Mutual as share-based compensation to employees of a controlling entity. As such, we measure the fair value of an award at the grant date and recognize the fair value as a dividend to the controlling entity. These provisions apply to options granted to the employees and directors of Donegal Mutual, the employer of record for the employees that provide services to us. We recorded implied dividends of $2.5 million, $2.3 million and $1.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

During 2012, we received cash from option exercises under all stock compensation plans of $1.1 million. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of $52,422 for 2012. We did not receive any cash from option exercises in 2011 or 2010. No further shares are available for plans in effect prior to 2011.

Information regarding activity in our stock option plans follows:

	Number of Options	Weighted-Average Exercise Price Per Share
Outstanding at December 31, 2009	3,290,099	$17.98
Granted - 2010	1,787,500	14.00
Forfeited - 2010	(15,500)	15.69
Expired - 2010	(1,063,432)	15.76

Outstanding at December 31, 2010	3,998,667	16.80
Granted - 2011	2,321,000	12.52
Forfeited - 2011	(52,000)	15.63
Expired - 2011	(958,667)	21.00

Outstanding at December 31, 2011	5,309,000	14.18
Granted - 2012	1,593,600	14.50
Exercised - 2012	(82,102)	13.01
Forfeited - 2012	(109,673)	13.84
Expired - 2012	(10,000)	21.00

Outstanding at December 31, 2012	6,700,825	$14.27

Exercisable at:
December 31, 2010	1,805,751	$18.13

December 31, 2011	1,821,333	$16.42

December 31, 2012	3,072,970	$15.03

Shares available for future option grants at December 31, 2012 totaled 40,936 shares under all plans.

The following table summarizes information about fixed stock options at December 31, 2012:

Exercise Price	Number of Options Outstanding	Weighted-Average Remaining Contractual Life	Number of Options Exercisable
$12.50	2,184,542	9.0 years	728,181
14.00	1,710,683	3.0 years	1,133,789
14.50	1,593,600	10.0 years	—
15.00	3,000	3.0 years	2,000
17.50	1,198,500	0.5 years	1,198,500
18.70	3,000	0.5 years	3,000
21.00	7,500	0.5 years	7,500

Total	6,700,825		3,072,970

Employee Stock Purchase Plans

During 1996, we adopted an Employee Stock Purchase Plan. During 2001, we adopted a nearly identical plan that made 533,333 shares of Class A common stock available for issuance. During 2011, we adopted another nearly identical plan that made 300,000 shares of Class A common stock available for issuance.

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

A summary of plan activity follows:

	Shares Issued
	Price	Shares
January 1, 2010	$12.85	11,717
July 1, 2010	10.45	12,403
January 1, 2011	11.02	13,243
July 1, 2011	10.88	11,371
January 1, 2012	11.91	10,523
July 1, 2012	11.29	19,031

On January 1, 2013, we issued an additional 16,485 shares at a price of $11.93 per share under this plan.

Agency Stock Purchase Plans

During 1996, we adopted an Agency Stock Purchase Plan. During 2001, we adopted a nearly identical plan that made 533,333 shares of Class A common stock available for issuance. During 2011, we adopted another nearly identical plan that made 300,000 shares of Class A common stock available for issuance. The plan provides for agents of our insurance subsidiaries and Donegal Mutual to invest up to $12,000 per subscription period (April 1 to September 30 and October 1 to March 31 of each year) under various methods. We issue stock at the end of each subscription period at a price equal to 90% of the average market price during the last ten trading days of each subscription period. During 2012, 2011 and 2010, we issued 70,366, 66,260 and 56,879 shares, respectively, under this plan. Expense recognized under the plan was not material.

15 - Statutory Net Income, Capital and Surplus and Dividend Restrictions

The following table presents selected information, as filed with insurance regulatory authorities, for our insurance subsidiaries as determined in accordance with accounting practices prescribed or permitted by such insurance regulatory authorities:

	2012	2011	2010
Atlantic States:
Statutory capital and surplus	$180,465,658	$173,505,872	$191,775,057
Statutory unassigned surplus	124,924,794	113,497,280	131,817,978
Statutory net income (loss)	12,507,540	(7,729,040)	11,002,447
Southern:
Statutory capital and surplus	58,841,059	60,876,093	63,609,630
Statutory unassigned surplus	7,843,473	9,364,037	12,612,044
Statutory net (loss) income	(1,539,943)	1,795,195	(2,083,206)
Le Mars:
Statutory capital and surplus	26,803,140	24,720,327	25,539,580
Statutory unassigned surplus	14,210,400	11,373,158	12,485,531
Statutory net income (loss)	2,423,225	(1,661,327)	(3,166,242)
Peninsula:
Statutory capital and surplus	42,471,092	40,744,215	41,932,367
Statutory unassigned surplus	24,671,678	22,601,043	23,580,784
Statutory net income	1,478,823	1,210,247	2,336,947
Sheboygan:
Statutory capital and surplus	10,944,235	10,800,499	11,671,405
Statutory unassigned (deficit) surplus	(1,087,936)	(1,437,493)	(479,140)
Statutory net loss	(33,316)	(1,237,478)	(286,613)
MICO:
Statutory capital and surplus	42,443,200	39,264,423	37,343,663
Statutory unassigned surplus	16,440,388	12,689,880	10,240,870
Statutory net income	2,698,257	2,889,619	3,026,178

Our principal source of cash for payment of dividends is dividends from our insurance subsidiaries. State insurance laws require our insurance subsidiaries to maintain certain minimum capital and surplus amounts on a statutory basis. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk based capital (“RBC”) requirements that may further impact their ability to pay dividends. Our insurance subsidiaries’ statutory capital and surplus at December 31, 2012 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin. Amounts available for distribution to us as dividends from our insurance subsidiaries without prior approval of insurance regulatory authorities in 2013 are $18.0 million from Atlantic States, $0 from Southern, $2.7 million from Le Mars, $4.3 million from Peninsula, $0 from Sheboygan and $4.2 million from MICO, or a total of approximately $29.2 million.

16 - Reconciliation of Statutory Filings to Amounts Reported Herein

Our insurance subsidiaries must file financial statements with state insurance regulatory authorities using accounting principles and practices prescribed or permitted by those authorities. We refer to these accounting principles and practices as statutory accounting principles (“SAP”). Accounting principles used to prepare these SAP financial statements differ from those used to prepare financial statements on the basis of generally accepted accounting principles (“GAAP”).

Reconciliations of statutory net income and capital and surplus, as determined using SAP, to the amounts included in the accompanying GAAP financial statements are as follows:

	Year Ended December 31,
	2012	2011	2010
Statutory net income (loss) of insurance subsidiaries	$17,534,586	$(4,732,784)	$9,163,680
Increases (decreases):
Deferred policy acquisition costs	3,696,742	1,979,376	1,601,400
Deferred federal income taxes	(1,151,250)	5,922,490	2,380,430
Salvage and subrogation recoverable	772,600	1,273,000	748,000
Amortization of MICO fair value adjustments	(5,416)	(3,275,777)	(597,643)
Consolidating eliminations and adjustments	(5,421,779)	(15,080,164)	(12,178,977)
Parent-only net income	7,667,137	14,366,812	10,350,289

Net income as reported herein	$23,092,620	$452,953	$11,467,179

	Year Ended December 31,
	2012	2011	2010
Statutory capital and surplus of insurance subsidiaries	$361,968,384	$349,911,429	$371,871,702
Increases (decreases):
Deferred policy acquisition costs	40,121,697	36,424,955	34,445,579
Deferred federal income taxes	(25,682,004)	(21,007,223)	(14,834,855)
Salvage and subrogation recoverable	12,000,600	11,228,000	9,955,000
Non-admitted assets and other adjustments, net	2,005,603	1,478,988	4,889,231
Fixed maturities	39,607,340	33,165,065	4,430,879
Parent-only equity and other adjustments	(29,987,526)	(27,749,622)	(30,654,726)

Stockholders’ equity as reported herein	$400,034,094	$383,451,592	$380,102,810

17 - Supplementary Cash Flow Information

The following table reflects net income taxes and interest paid during 2012, 2011 and 2010:

	2012	2011	2010
Income taxes	$1,626,965	$324,291	$1,100,000
Interest	2,128,693	1,793,366	705,210

18 - Earnings Per Share

We have two classes of common stock, which we refer to as Class A common stock and Class B common stock. Our Class A common stock is entitled to be paid cash dividends that are at least 10% higher than the cash we pay on our Class B common stock. Accordingly, we use the two-class method for the computation of earnings per common share. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of common stock based on dividends declared and an allocation of remaining undistributed earnings using a participation percentage reflecting the dividend rights of each class.

We present below a reconciliation of the numerators and denominators we used in the basic and diluted per share computations for our Class A common stock:

	Year Ended December 31,
(dollars in thousands, except per share data)	2012	2011	2010
Basic earnings per share:
Numerator:
Allocation of net income	$18,455	$390	$9,183

Denominator:
Weighted-average shares outstanding	20,031,455	19,997,146	19,961,274

Basic earnings per share	$0.92	$0.02	$0.46

Diluted earnings per share:
Numerator:
Allocation of net income	$18,455	$390	$9,183

Denominator:
Number of shares used in basic computation	20,031,455	19,997,146	19,961,274
Weighted-average effect of dilutive securities
Add: Director and employee stock options	274,103	36,499	17,794

Number of shares used in per share computations	20,305,558	20,033,645	19,979,068

Diluted earnings per share	$0.91	$0.02	$0.46

We used the following information in the basic and diluted per share computations for our Class B common stock:

	Year Ended December 31,
(dollars in thousands, except per share data)	2012	2011	2010
Basic and diluted earnings per share:
Numerator:
Allocation of net income	$4,638	$63	$2,284

Denominator:
Weighted-average shares outstanding	5,576,775	5,576,775	5,576,775

Basic and diluted earnings per share	$0.83	$0.01	$0.41

During 2012, 2011 and 2010, we did not include certain options to purchase shares of our Class A common stock in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of our Class A common stock. The following table reflects such options that remained outstanding at December 31, 2012, 2011 and 2010:

	2012	2011	2010
Options excluded from diluted earnings per share	1,209,000	1,238,000	2,219,167

19 - Condensed Financial Information of Parent Company

Condensed Balance Sheets

(in thousands)

December 31,	2012	2011
Assets
Investment in subsidiaries/affiliates (equity method)	$470,565	$445,795
Short-term investments	326	9,258
Cash	805	684
Property and equipment	883	1,224
Other	304	381

Total assets	$472,883	$457,342

Liabilities and Stockholders’ Equity
Liabilities
Cash dividends declared to stockholders	$3,067	$2,996
Borrowings under line of credit	52,000	54,500
Subordinated debentures	15,465	15,465
Other	2,316	930

Total liabilities	72,848	73,891

Stockholders’ equity	400,035	383,451

Total liabilities and stockholders’ equity	$472,883	$457,342

Condensed Statements of Income and Comprehensive Income

(in thousands)

Year Ended December 31,	2012	2011	2010
Statements of Income
Revenues
Dividends from subsidiaries	$7,000	$16,000	$12,000
Other	5,487	2,995	701

Total revenues	12,487	18,995	12,701

Expenses
Operating expenses	2,323	2,392	2,060
Interest	2,118	1,864	778

Total expenses	4,441	4,256	2,838

Income before income tax expense (benefit) and equity in undistributed net income (loss) of subsidiaries	8,046	14,739	9,863
Income tax expense (benefit)	378	372	(487)

Income before equity in undistributed net income (loss) of subsidiaries	7,668	14,367	10,350
Equity in undistributed net income (loss) of subsidiaries	15,425	(13,914)	1,117

Net income	$23,093	$453	$11,467

Statements of Comprehensive Income
Net income	$23,093	$453	$11,467

Other comprehensive income (loss), net of tax
Unrealized gain (loss) - subsidiaries	4,644	14,972	(6,446)

Other comprehensive income (loss), net of tax	4,644	14,972	(6,446)

Comprehensive income	$27,737	$15,425	$5,021

Condensed Statements of Cash Flows

(in thousands)

Year Ended December 31,	2012	2011	2010
Cash flows from operating activities:
Net income	$23,093	$453	$11,467

Adjustments:
Equity in undistributed net (income) loss of subsidiaries	(15,425)	13,914	(1,117)
Other	(2,624)	(396)	547

Net adjustments	(18,049)	13,518	(570)

Net cash provided	5,044	13,971	10,897

Cash flows from investing activities:
Net sale (purchase) of short-term investments	8,932	6,437	(249)
Net purchase of property and equipment	(147)	(380)	(492)
Investment in subsidiaries	(100)	(27,777)	(35,088)
Other	44	43	20

Net cash used	8,729	(21,677)	(35,809)

Cash flows from financing activities:
Cash dividends paid	(12,208)	(11,874)	(11,405)
Issuance of common stock	2,983	1,461	1,199
Payments on line of credit	(6,000)	(3,000)	—
Borrowings under line of credit	3,500	22,500	35,000
Repurchase of treasury stock	(1,927)	(1,538)	(146)

Net cash provided (used)	(13,652)	7,549	24,648

Net change in cash	121	(157)	(264)
Cash at beginning of year	684	841	1,105

Cash at end of year	$805	$684	$841

20 - Segment Information

We have four reportable segments, which consist of our investment function, our personal lines of insurance, our commercial lines of insurance and our investment in DFSC. Using independent agents, our insurance subsidiaries market personal lines of insurance to individuals and commercial lines of insurance to small and medium-sized businesses.

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

Financial data by segment is as follows:

	2012	2011	2010
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$174,735	$152,247	$117,755
Personal lines	300,272	282,498	260,900

SAP premiums earned	475,007	434,745	378,655
GAAP adjustments	(5)	(3,275)	(625)

GAAP premiums earned	475,002	431,470	378,030
Net investment income	20,169	20,858	19,950
Realized investment gains	6,859	12,281	4,396
Equity in earnings (loss) of DFSC	4,533	2,023	(269)
Other	8,420	8,386	6,442

Total revenues	$514,983	$475,018	$408,549

	2012	2011	2010
	(in thousands)
Income before income taxes:
Underwriting income (loss):
Commercial lines	$5,251	$(6,560)	$2,252
Personal lines	(18,236)	(40,739)	(22,526)

SAP underwriting loss	(12,985)	(47,299)	(20,274)
GAAP adjustments	5,545	1,532	2,458

GAAP underwriting loss	(7,440)	(45,767)	(17,816)
Net investment income	20,169	20,858	19,950
Realized investment gains	6,859	12,281	4,396
Equity in earnings (loss) of DFSC	4,533	2,023	(269)
Other	3,737	3,866	3,583

Income (loss) before income taxes	$27,858	$(6,739)	$9,844

21 - Guaranty Fund and Other Insurance-Related Assessments

Our insurance subsidiaries’ liabilities for guaranty fund and other insurance-related assessments were $1,403,829 and $1,812,078 at December 31, 2012 and 2011, respectively. These liabilities included $433,994 and $548,644 related to surcharges collected by our insurance subsidiaries on behalf of regulatory authorities for 2012 and 2011, respectively.

22 - Interim Financial Data (unaudited)

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$114,691,791	$117,569,122	$120,916,960	$121,824,349
Total revenues	125,348,162	127,299,190	130,431,531	131,903,702
Net losses and loss expenses	76,609,219	86,385,353	82,105,094	87,771,918
Net income	8,010,147	2,023,067	6,839,384	6,220,022
Net earnings per common share:
Class A common stock - basic	0.32	0.08	0.27	0.25
Class A common stock - diluted	0.31	0.08	0.27	0.25
Class B common stock - basic and diluted	0.29	0.07	0.25	0.22

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$103,795,279	$104,991,401	$108,506,809	$114,176,695
Total revenues	111,583,442	117,054,498	119,164,471	127,215,208
Net losses and loss expenses	73,079,565	84,195,796	89,411,543	93,815,873
Net income (loss)	2,205,936	(1,693,989)	819,926	(878,920)
Net earnings (loss) per common share:
Class A common stock - basic and diluted	0.09	(0.07)	0.03	(0.03)
Class B common stock - basic and diluted	0.08	(0.06)	0.03	(0.03)

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Donegal Group Inc.

We have audited the accompanying consolidated balance sheets of Donegal Group Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Donegal Financial Services Corporation (a 48.2 percent owned investee company). The Company’s investment in Donegal Financial Services Corporation at December 31, 2012, was $36,770,530, and its equity in earnings of Donegal Financial Services Corporation was $4,533,257 for the year then ended. The financial statements of Donegal Financial Services Corporation were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Donegal Financial Services Corporation, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Donegal Group Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Oversight Board (United States), Donegal Group Inc.‘s internal control over financial reporting as of December 31, 2012 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Philadelphia, Pennsylvania

March 12, 2013

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at December 31, 2012 covered by this Form 10-K Report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2012, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information we are required to disclose in the reports that we file or submit under the Exchange Act and our disclosure controls and procedures are also effective to ensure that information we disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on our evaluation under the COSO Framework, our management has concluded that our internal control over financial reporting was effective at December 31, 2012.

The effectiveness of our internal control over financial reporting at December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in this Form 10-K Annual Report.

Changes in Internal Control over Financial Reporting

We did not make any changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2012 that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Donegal Group Inc.

We have audited Donegal Group Inc.’s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Donegal Group Inc.‘s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Donegal Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Donegal Group Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 12, 2013 expressed an unqualified opinion on those consolidated financial statements.

Philadelphia, Pennsylvania

March 12, 2013

PART III

Item 10.	Directors, Executive Officers and Corporate Governance of the Registrant.

We incorporate the response to this Item 10 by reference to our proxy statement we will file with the SEC on or about March 18, 2013 relating to our annual meeting of stockholders that we will hold on April 18, 2013, or our Proxy Statement. We respond to this Item with respect to our executive officers by reference to Part I of this Form 10-K Report.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate the response to this Item 12 by reference to our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

We incorporate the response to this Item 13 by reference to our Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

We incorporate the response to this Item 14 by reference to our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedule.

(a) Financial statements, financial statement schedule and exhibits filed:

(a) Consolidated Financial Statements

Page
Reports of Independent Registered Public Accounting Firm	94

Donegal Group Inc. and Subsidiaries:

Consolidated Balance Sheets at December 31, 2012 and 2011	57

Consolidated Statements of Income and Comprehensive Income for each of the years in the three-year period ended December 31, 2012, 2011 and 2010	58

Consolidated Statements of Stockholders’ Equity for each of the years in the three-year period ended December 31, 2012, 2011 and 2010	59

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2012, 2011 and 2010	60

Notes to Consolidated Financial Statements	61

Report and Consent of Independent Registered Public Accounting Firm (Filed as Exhibit 23.1)

Consent of Independent Registered Public Accounting Firm (Filed as Exhibit 23.2)

(b) Financial Statement Schedule

Schedule III - Supplementary Insurance Information	Filed herewith

Consolidated Financial Statements of Donegal Financial Services Corporation	Filed herewith

We have omitted all other schedules since they are not required, not applicable or the information is included in the financial statements or notes to the financial statements.

(c) Exhibits

Exhibit No.	Description of Exhibits	Reference

3.1	Certificate of Incorporation of Donegal Group Inc., as amended.	(a)

3.2	Amended and Restated By-laws of Donegal Group Inc.	(i)

Management Contracts and Compensatory Plans or Arrangements

10.1	Donegal Group Inc. 2011 Employee Stock Purchase Plan.	(c)

10.2	Donegal Group Inc. 2011 Equity Incentive Plan for Employees.	(c)

10.3	Donegal Group Inc. 2011 Equity Incentive Plan for Directors.	(c)

10.4	Employment Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Donald H. Nikolaus.	(d)

10.5	Consulting Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Donald H. Nikolaus.	(d)

10.6	Employment Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Kevin G. Burke.	(d)

10.7	Employment Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Cyril J. Greenya.	(d)

10.8	Employment Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Jeffrey D. Miller.	(d)

10.9	Employment Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Robert G. Shenk.	(d)

10.10	Employment Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Daniel J. Wagner.	(d)

10.11	Donegal Mutual Insurance Company 401(k) Plan.	(e)

10.12	Amendment No. 1 effective January 1, 2000 to Donegal Mutual Insurance Company 401(k) Plan.	(e)

10.13	Amendment No. 2 effective January 6, 2000 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

10.14	Amendment No. 3 effective July 23, 2001 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

10.15	Amendment No. 4 effective January 1, 2002 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

10.16	Amendment No. 5 effective December 31, 2001 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

10.17	Amendment No. 6 effective July 1, 2002 to Donegal Mutual Insurance Company 401(k) Plan.	(h)

10.18	Donegal Group Inc. 2007 Equity Incentive Plan for Employees.	(j)

10.19	Donegal Group Inc. 2007 Equity Incentive Plan for Directors.	(j)

10.20	Donegal Group Inc. Incentive Compensation Program.	(k)

Other Material Contracts

10.21	Reinsurance and Retrocession Agreement dated May 21, 1996 between Donegal Mutual Insurance Company and Southern Insurance Company of Virginia.	(f)

10.22	Surplus Note Purchase Agreement dated September 8, 2009 between Donegal Mutual Insurance Company and Southern Mutual Insurance Company.	(l)

10.23	Quota-share Reinsurance Agreement dated October 30, 2009 but effective 11:59 p.m. on October 31, 2009 between Donegal Mutual Insurance Company and Southern Mutual Insurance Company.	(l)

10.24	Services and Affiliation Agreement dated October 30, 2009 between Donegal Mutual Insurance Company and Southern Mutual Insurance Company.	(l)

10.25	Technology License Agreement dated October 30, 2009 between Donegal Mutual Insurance Company and Southern Mutual Insurance Company.	(l)

10.26	Amended and Restated Proportional Reinsurance Agreement dated March 1, 2010 between Donegal Mutual Insurance Company and Atlantic States Insurance Company.	(l)

10.27	Agreement and Plan of Merger dated April 19, 2010, and as amended May 20, 2010, among Donegal Acquisition Inc., Donegal Financial Services Corporation, Donegal Group Inc. and Union National Financial Corporation; amended dated September 1, 2010; amended dated December 8, 2010.	(m)

10.28	Amended and Restated Agreement and Plan of Merger dated December 6, 2010 among Michigan Insurance Company, West Bend Mutual Insurance Company, Donegal Group Inc. and DGI Acquisition Corp.	(n)

10.29	Amended and Restated Tax Sharing Agreement dated December 1, 2010 among Donegal Group Inc., Atlantic States Insurance Company, Southern Insurance Company of Virginia, Le Mars Insurance Company, The Peninsula Insurance Company, Peninsula Indemnity Company and Michigan Insurance Company.	(o)

10.30	Amended and Restated Services Allocation Agreement dated December 1, 2010 among Donegal Group Inc., Atlantic States Insurance Company, Southern Insurance Company of Virginia, Le Mars Insurance Company, The Peninsula Insurance Company, Peninsula Indemnity Company and Michigan Insurance Company.	(o)

10.31	Quota-share Reinsurance Agreement dated December 1, 2010 between Donegal Mutual Insurance Company and Michigan Insurance Company.	(o)

10.32	Donegal Group Inc. 2011 Agency Stock Purchase Plan.	(p)

10.33	Credit Agreement dated June 21, 2010 between Donegal Group Inc. and Manufacturers and Traders Trust Company, First Amendment to Credit Agreement dated October 12, 2010 and Second Amendment to Credit Agreement dated June 1, 2011.	(q)

10.34	Third Amendment to Credit Agreement between Donegal Group Inc. and Manufacturers and Traders Trust Company dated June 1, 2012 and Fourth Amendment to Credit Agreement dated December 5, 2012.	Filed herewith

14	Code of Business Conduct and Ethics.	(g)

21	Subsidiaries of Registrant.	Filed herewith

23.1	Report and Consent of Independent Registered Public Accounting Firm.	Filed herewith

23.2	Consent of Independent Registered Public Accounting Firm.	Filed herewith

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer.	Filed herewith

32.2	Section 1350 Certification of Chief Financial Officer.	Filed herewith

Exhibit 101.INS	XBRL Instance Document	Filed herewith

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

(a)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form S-3 Registration Statement No. 333-59828 filed April 30, 2001.
(b)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2001.
(c)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated April 22, 2011.
(d)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated August 3, 2011.
(e)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 1999.
(f)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 1996.
(g)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Annual Report for the year ended December 31, 2003.
(h)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Annual Report for the year ended December 31, 2002.
(i)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated July 18, 2008.
(j)	We incorporate such exhibit by reference to the like-numbered exhibit in Registrant’s Form 8-K Report dated April 20, 2007.
(k)	We incorporate such exhibit by reference to the description of such plan in Registrant’s definitive proxy statement for its Annual Meeting of Stockholders held on April 21, 2011 filed on March 18, 2011.
(l)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Annual Report for the year ended December 31, 2009.
(m)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form S-4 registration statement filed June 25, 2010, Registrant’s Form 8-K Report dated September 1, 2010 and Registrant’s Form 8-K Report dated December 8, 2010.
(n)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated December 8, 2010.

(o)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Annual Report for the year ended December 31, 2010.
(p)	We incorporate such exhibit by reference to the like-described exhibit filed in Registrant’s Form S-3 registration statement filed on May 27, 2011.
(q)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Annual Report for the year ended December 31, 2011.

DONEGAL GROUP INC. AND SUBSIDIARIES

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

Years Ended December 31, 2012, 2011 and 2010

($ in thousands)

Segment	Net Earned Premiums	Net Investment Income	Net Losses And Loss Expenses	Amortization of Deferred Policy Acquisition Costs	Other Underwriting Expenses	Net Premiums Written
Year Ended December 31, 2012
Personal lines	$300,269	$—	$218,502	$46,977	$46,725	$308,571
Commercial lines	174,733	—	114,370	27,337	27,190	187,876
Investments	—	20,169	—	—	—	—

	$475,002	$20,169	$332,872	$74,314	$73,915	$496,447

Year Ended December 31, 2011
Personal lines	$280,370	$—	$232,141	$44,558	$43,487	$291,065
Commercial lines	151,100	—	108,362	24,013	23,437	162,986
Investments	—	20,858	—	—	—	—

	$431,470	$20,858	$340,503	$68,571	$66,924	$454,051

Year Ended December 31, 2010
Personal lines	$260,469	$—	$196,008	$45,719	$37,596	$268,047
Commercial lines	117,561	—	78,301	20,635	16,969	123,475
Investments	—	19,950	—	—	—	—

	$378,030	$19,950	$274,309	$66,354	$54,565	$391,522

DONEGAL GROUP INC. AND SUBSIDIARIES

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION, CONTINUED

($ in thousands)

	At December 31,
Segment	Deferred Policy Acquisition Costs	Liability For Losses And Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable
2012
Personal lines	$24,956	$201,884	$225,841	$—
Commercial lines	15,166	256,943	137,247	—
Investments	—	—	—	—

	$40,122	$458,827	$363,088	$—

2011
Personal lines	$23,385	$207,047	$216,314	$—
Commercial lines	13,040	235,361	120,623	—
Investments	—	—	—	—

	$36,425	$442,408	$336,937	$—

See accompanying Report and Consent of Independent Registered Public Accounting Firm.

Donegal Financial Services

Corporation

Financial Statements

December 31, 2012 and 2011

Donegal Financial Services Corporation

December 31, 2012 and 2011

Report of Independent Registered Public Accounting Firm

Board of Directors

Donegal Financial Services Corporation

We have audited the accompanying consolidated balance sheet of Donegal Financial Services Corporation and subsidiary (the “Company”) as of December 31, 2012 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We have audited the accompanying consolidated balance sheet of the Company as of December 31, 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Donegal Financial Services Corporation and subsidiary, as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

Lancaster, Pennsylvania

March 8, 2013

Donegal Financial Services Corporation

Consolidated Balance Sheet

(Dollars in Thousands, Except Share Data)

December 31, 2012 and 2011

	2012	2011
Assets

Cash and due from banks	$17,989	$18,249
Interest-bearing demand deposits in other banks	11,012	34,064

Cash and cash equivalents	29,001	52,313

Interest-bearing time deposits in other banks	6	100
Securities available-for-sale	148,057	96,369
Loans held for sale	4,266	1,331
Loans receivable, net of allowance for loan losses of $4,038 at December 31, 2012 and $3,413 at December 31, 2011	290,507	339,507
Restricted investment in bank stocks	2,320	3,249
Property and equipment, net	11,829	12,245
Bank-owned life insurance	12,558	12,165
Goodwill	901	901
Intangible assets	1,317	1,665
Other real estate owned	556	733
Accrued interest receivable	1,778	1,714
Other assets	6,574	10,646

Total assets	$509,670	$532,938

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Demand, non-interest bearing	$75,317	$79,662
Interest bearing	347,519	374,914

Total deposits	422,836	454,576

Junior subordinated debentures	7,387	7,103
Other liabilities	3,267	5,261

Total liabilities	433,490	466,940

Shareholders’ Equity
Common stock, par value $0.01 per share; 1,000 shares authorized, issued and outstanding	1	1
Surplus	61,961	61,623
Retained earnings	11,777	2,376
Accumulated other comprehensive income	2,441	1,998

Total shareholders’ equity	76,180	65,998

Total liabilities and shareholders’ equity	$509,670	$532,938

See notes to consolidated financial statements

Donegal Financial Services Corporation

Consolidated Statement of Operations

(Dollars in Thousands)

Years Ended December 31, 2012, 2011, and 2010

	2012	2011	2010

Interest Income
Loans, including fees	$25,644	$18,445	$3,830
Securities:
Taxable	2,174	1,911	1,231
Tax exempt	864	372	—
Other	84	66	1

Total interest income	28,766	20,794	5,062

Interest Expense
Deposits	2,394	2,169	1,330
Junior subordinated debentures	767	469	—
Other	—	11	2

Total interest expense	3,161	2,649	1,332

Net interest income	25,605	18,145	3,730

Provision for Loan Losses	1,148	2,641	157

Net interest income after provision for loan losses	24,457	15,504	3,573

Other Income
Service charges on deposits	1,433	1,105	171
Other service charges, commissions, fees	1,368	934	40
Income from fiduciary activities	76	42	—
Alternative investment sales commissions	852	609	—
Gains on sales of loans	775	790	367
Net realized gains on sales of securities	1,488	1,805	117
Earnings from bank-owned life insurance	393	256	—
Other	92	115	112

Total other income	6,477	5,656	807

Other Expenses
Salaries and employee benefits	8,632	7,364	1,457
Occupancy and equipment	2,598	1,984	681
Advertising and marketing	224	123	84
Data and ATM processing	2,020	1,476	—
Professional fees	879	979	340
Supplies and printing	267	221	38
FDIC insurance	237	220	94
Merger expenses	255	620	1,434
Amortization of core deposit intangible	306	223	—
Other	1,372	1,146	260

Total other expenses	16,790	14,356	4,388

Income (loss) before income tax expense	14,144	6,804	(8)

Income Tax Expense	4,743	2,608	549

Net income (loss)	$9,401	$4,196	$(557)

See notes to consolidated financial statements

Donegal Financial Services Corporation

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in Thousands)

Years Ended December 31, 2012, 2011, and 2010

	2012	2011	2010
Net Income (Loss)	$9,401	$4,196	$(557)

Other comprehensive income (loss):
Unrealized gains (losses) arising during the period on available-for-sale securities, net of income taxes of $734, $1,401, and $(12), respectively	1,425	2,721	(26)

Reclassification adjustment for net gains on sales of available-for-sale securities included in net income (loss), net of income taxes of $506, $614, and $40, respectively	(982)	(1,191)	(77)

Total other comprehensive income (loss)	443	1,530	(103)

Total comprehensive income (loss)	$9,844	$5,726	$(660)

See notes to consolidated financial statements

Donegal Financial Services Corporation

Consolidated Statement of Shareholders’ Equity

(Dollars in Thousands)

Years Ended December 31, 2012, 2011, and 2010

	Common Stock	Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2010	$1	$18,959	$(1,263)	$571	$18,268

Net loss	—	—	(557)	—	(557)
Other comprehensive loss, net of taxes	—	—	—	(103)	(103)

Balance, December 31, 2010	1	18,959	(1,820)	468	17,608

Net income	—	—	4,196	—	4,196
Other comprehensive income, net of taxes	—	—	—	1,530	1,530
Cash capital contribution from Donegal Mutual Insurance Company	—	12,160	—	—	12,160
Cash capital contribution from Donegal Group Inc.	—	20,570	—	—	20,570
Stock capital contribution from Donegal Mutual Insurance Company	—	9,934	—	—	9,934

Balance, December 31, 2011	1	61,623	2,376	1,998	65,998

Net income	—	—	9,401	—	9,401
Other comprehensive income, net of taxes	—	—	—	443	443
Cash capital contribution from Donegal Mutual Insurance Company	—	338	—	—	338

Balance, December 31, 2012	$1	$61,961	$11,777	$2,441	$76,180

See notes to consolidated financial statements

Donegal Financial Services Corporation

Consolidated Statement of Cash Flows

(Dollars in Thousands)

Years Ended December 31, 2012, 2011, and 2010

	2012	2011	2010
Cash Flows from Operating Activities
Net income (loss)	$9,401	$4,196	$(557)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	1,148	2,641	157
Depreciation and amortization	1,006	784	212
Intangible amortization	348	245	—
Accretion of junior subordinated debentures	284	58	—
Net gains on sales of securities	(1,488)	(1,805)	(117)
Net loss (gain) on sales of other real estate owned	67	(16)	(6)
Gain on sales of loans	(775)	(790)	(367)
Proceeds from sales of loans	23,358	23,313	20,373
Loans originated for sale	(25,518)	(23,256)	(19,369)
Stock option expense	138	—	—
Net loss on sale of property and equipment	1	24	—
Amortization on securities, net	642	256	95
Earnings from bank-owned life insurance	(393)	(256)	—
Deferred income taxes (benefit)	2,765	(6,455)	272
Decrease (increase) in accrued interest receivable and other assets	1,015	(6,418)	(17)
(Decrease) increase in other liabilities	(1,994)	(983)	1,742

Net cash provided by (used in) operating activities	10,005	(8,462)	2,418

Cash Flows from Investing Activities
Purchases of securities available-for-sale	(114,226)	(91,457)	(15,859)
Proceeds from sales of securities available-for-sale	44,170	47,762	2,004
Proceeds from maturities and principal repayments of securities available-for-sale	19,885	15,683	14,057
Net cash proceeds from bank acquisition	—	79,162	—
Net decrease (increase) in loans	47,335	9,659	(636)
Net maturities of interest bearing time deposits	94	—	—
Redemption of restricted stock	929	841	42
Proceeds from the sale of property and equipment	7	8	—
Purchases of property and equipment	(598)	(72)	(17)
Proceeds from sale of other real estate owned	627	140	34

Net cash (used in) provided by investing activities	(1,777)	61,726	(375)

Cash Flows from Financing Activities
Net (decrease) increase in deposits	(31,740)	(26,258)	2,349
Net decrease in short-term borrowings	—	—	(3,834)
Proceeds from long-term debt	—	27,677	—
Repayment of long-term debt	—	(39,030)	—
Capital contribution from Donegal Mutual Insurance Company	200	12,160
Capital contribution from Donegal Group Inc.	—	20,570	—

Net cash used in financing activities	(31,540)	(4,881)	(1,485)

Net (decrease) increase in cash and cash equivalents	(23,312)	48,383	558

Cash and Cash Equivalents, Beginning of Year	52,313	3,930	3,372

Cash and Cash Equivalents, End of Year	$29,001	$52,313	$3,930

See notes to consolidated financial statements

Donegal Financial Services Corporation

Consolidated Statement of Cash Flows

(Dollars in Thousands)

Years Ended December 31, 2012, 2011, and 2010

	2012	2011	2010
Supplementary Cash Flows Information
Interest paid	$3,296	$2,270	$1,331

Income taxes paid	$1,100	$1,698	$48

Supplementary Schedule of Noncash Investing Activities
Loan transfers to other real estate owned	$517	$857	$28

Acquisitions:
Assets Acquired:
Securities acquired through merger	$—	$33,391	$—
Loans acquired through merger	—	291,903	—
Restricted stock acquired through merger	—	3,257	—
Property and equipment acquired through merger	—	12,588	—
Goodwill and intangible assets acquired through merger	—	2,811	—
Bank-owned life insurance acquired through merger	—	11,909	—
Other assets acquired through merger	—	14,194	—

	$—	$370,053	$—

Liabilities Assumed:
Deposits acquired through merger	$—	$401,685	$—
Junior subordinated debentures acquired through merger	—	7,045	—
Long-term debt acquired through merger	—	11,353	—
Other liabilities acquired through merger	—	3,883	—

	$—	$423,966	$—

See notes to consolidated financial statements

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

1.	Summary of Significant Accounting Policies

The accounting policies discussed below are followed consistently by Donegal Financial Services Corporation (the “Company”). These policies are in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and conform to common practices in the banking industry.

Nature of Operations

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Union Community Bank, FSB, (the “Bank”). All material intercompany transactions have been eliminated in consolidation. The Company is owned by Donegal Mutual Insurance Company (the “Insurance Company”) and Donegal Group Inc.

The Company is a one-bank holding company and provides full banking services through its subsidiary, Union Community Bank, FSB. The Bank serves primarily Lancaster County, Pennsylvania.

On May 6, 2011, Donegal Financial Services Corporation, the parent company of Province Bank, FSB, merged with Union National Financial Corporation, the parent company of Union National Community Bank, pursuant to which Union National Financial Corporation merged with and into Donegal Financial Services Corporation. As part of the transaction, Union National Community Bank merged with and into Province Bank, FSB. The entity is operating under the new name Union Community Bank, FSB. This series of transactions is collectively referred to as the “acquisition”.

Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, the evaluation of investment securities for other than temporary impairment, the fair valuing of assets acquired and liabilities assumed, and the evaluation of goodwill for impairment.

Presentation of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold, interest-bearing demand deposits with other banks, and short-term investments consisting of money market accounts and U.S. Treasury bills purchased with a maturity date of three months or less. Generally, federal funds are purchased and sold for one-day periods.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Securities

Management determines the appropriate classification of debt securities at the time of purchase, or acquisition, and re-evaluates such designation as of each balance sheet date.

Securities classified as available-for-sale are those securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movement in interest rates, changes in maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available-for-sale are carried at fair value. Unrealized gains and losses are reported as increases or decreases in other comprehensive income (loss). Realized gains or losses, determined on the basis of the cost of the specific securities sold, are included in earnings. Premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Other-than-temporary impairment guidance on debt securities specifies that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a loss due to credit quality. When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before the recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income (loss). The Company has not recognized any other-than-temporary impairment losses in the years ended December 31, 2012, 2011 or 2010.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried in the aggregate at the lower of cost or estimated fair value. The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attribute of that loan. Net unrealized losses are recognized through a valuation allowance with corresponding charges in the consolidated statement of operations. The Company did not write down any loans held for sale during the years ended December 31, 2012, 2011 or 2010. All sales are made without recourse and are sold with servicing released.

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are generally stated at their outstanding unpaid principal balances, net of an allowance for credit losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is generally amortizing these amounts over the contractual life of the loan. Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective yield method.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

The loan portfolio is segmented into commercial and consumer loans. Commercial loans consist of the following classes: commercial real estate secured; commercial & industrial (“C&I”); and commercial other. Consumer loans consist of the following classes: residential mortgage loans; home equity installment loans and lines of credit; and consumer loans other.

Commercial Loans - Real Estate Secured - the Company engages in commercial lending secured by real estate in its primary market, Lancaster County, Pennsylvania, and surrounding areas. The majority of the commercial loan portfolio is secured by owner-occupied commercial office and manufacturing properties, as well as agricultural land. A smaller portion of the Company’s commercial real estate portfolio is secured by commercial real estate development and construction projects.

Generally, commercial real estate loans have terms that do not exceed 20 years, have loan-to-value ratios of up to 80% of the appraised value of the property, and typically require the personal guarantees of the principals of the borrowing entities. Terms of construction loans depend on the specifics of the project such as estimated absorption rates, estimated time to complete, etc. In underwriting commercial real estate loans, the Company performs a thorough analysis of the financial condition and cash flows of the borrower, the borrower’s credit history, the borrower’s character, and the reliability and predictability of the cash flow generated by the business and property securing the loan. Appraisals supporting the underwriting of properties securing commercial real estate loans are performed by independent appraisers.

Commercial real estate loans generally present a higher level of risk than other types of loans primarily due to adverse economic conditions causing declines in the values of the collateral. This market value risk is somewhat mitigated for owner-occupied commercial real estate loans since the performance and cash flow of the business is the primary source of loan repayment, and not the sale or rent of the real estate.

Commercial Loans - C & I, and Other - The Company originates commercial loans not secured by real estate, but instead by business operations and non-real-estate assets, generally referred to as commercial and industrial loans. These commercial and industrial loans are made primarily to businesses located in the Company’s primary market, Lancaster County, Pennsylvania, and surrounding areas. These loans are used for various business purposes which include short-term loans and lines of credit to finance machinery and equipment purchases, and inventory and accounts receivable management, supporting the businesses growth, stability, and profitability.

Generally, the maximum term for commercial loans used for machinery and equipment purchases is based on the projected useful life of such machinery and equipment. Most working capital and business lines of credit are written on demand and require annual renewal. Commercial and industrial loans are generally secured with short-term assets; however, in some cases, additional collateral such as junior liens on real estate is provided as additional security for the loan. Loan-to-values have been established by the Company, specific to the type of business collateral, and generally do not exceed 75% of the value of the underlying business assets. Collateral values may be determined using invoices, inventory reports, accounts receivable aging reports and collateral appraisals.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

In underwriting commercial and industrial loans, an analysis of the borrower’s capacity to repay the loan, the adequacy of the borrower’s capital and collateral, the borrower’s character, as well as an evaluation of the local and broader economic conditions affecting the borrower’s business, is performed. Analysis of the borrower’s past, present and future cash flows is also an important aspect of the Company’s underwriting analysis.

Commercial loans generally present a higher level of risk than other types of loans primarily due to adverse economic conditions having a negative effect on business sales, receivable collections, and, cash flows.

Residential Mortgage Loans, and Home Equity Loans and Lines of Credit - The Company originates one-to-four-family first position residential mortgage loans, and junior lien home equity loans and lines of credit, through the Company’s marketing efforts, to present customers, new walk-in customers, and referred customers. Residential mortgage and home equity credits include fixed-rate and adjustable rate mortgages with terms up to a maximum of 20 years for both permanent structures and those under construction. These one-to-four-family mortgage originations are secured by residential properties primarily located in the Company’s primary market, Lancaster County, Pennsylvania, and surrounding areas. The majority of residential mortgage and home equity credits have a total loans-to-value ratio of 80% or less. If the total of residential mortgage and home equity loans and lines on a residential property exceed 80% of the underlying real estate value, the borrowers are required to have private mortgage insurance.

In underwriting one-to-four-family residential mortgage and home equity credits, the Company evaluates both the borrower’s ability to make monthly payments (from the borrower’s existing financial condition and sustainable income sources), and the value of the residential property securing the loan. Real estate properties securing residential mortgage and home equity credits are appraised by independent appraisers. The Company generally requires borrowers to obtain an attorney’s title opinion or title insurance, and fire and property insurance (and flood insurance, if necessary) in an amount not less than the appraised value of the property securing the loan. The Company has not engaged in sub-prime residential mortgage originations.

Residential mortgage and home equity credits present a credit risk to the Company, but generally at a lower risk profile as compared to other types of loans since, though adverse economic conditions may cause a decline in property value or cessation in borrower repayment ability, the loan-to-value underwriting standards and generally higher marketability of residential real estate provides for more effective collateral liquidation to cover outstanding loan balances.

Consumer Loans, Other - The Company offers a variety of secured and unsecured consumer loans, including vehicle loans, loans secured by savings deposits, and unsecured consumer loans. Consumer loan terms vary according to the type and value of collateral and creditworthiness of the borrower. In underwriting consumer loans, a thorough analysis of the borrower’s willingness and financial ability to repay the loan as agreed is performed. The ability to repay shall be determined by the borrower’s employment history, current financial conditions, and credit background.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Consumer loans not secured by real estate generally entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles or recreational equipment. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Nonaccrual Loans - Generally, a loan is classified as nonaccrual, and the accrual of interest on such loan is discontinued, when (1) the contractual payment of principal or interest has become 90 days past due or (2) management has serious doubts about the further collectability of principal or interest, even though the loan is currently performing. A loan 90 days or more past due may remain on accrual status if it is in the process of collection and is either guaranteed or well-secured. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed. Interest received on nonaccrual loans including impaired loans is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when both principal and interest are brought current, the loan has performed in accordance with the contractual terms for a reasonable period of time (generally six months), and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The past due status of all classes of loans receivable is determined based on the contractual due dates for loan payments.

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a monthly evaluation of the adequacy of the allowance, which is based on the Company’s past loan loss experience, industry peer analysis, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

The allowance for loan losses consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For such loans, an allowance is established when the (i) discounted cash flows, or (ii) collateral value, or (iii) observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity loans and home equity lines of credit, and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for relevant qualitative factors. Separate qualitative factor adjustments are made for higher-risk criticized loans that are not impaired.

Qualitative risk factors used by the Company to adjust historical loan loss rates include:

1.	Lending policies and procedures including underwriting standards and risk assessment.

2.	Quality of the Company’s credit and collection processes.

3.	National, regional, and local economic and business conditions as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans.

4.	Nature and volume of the portfolio and terms of loans.

5.	Experience, ability, and depth of lending management and staff.

6.	Volume and severity of past due, classified and nonaccrual loans as well as trends and other loan modifications.

7.	Quality of the Company’s loan review system, and the degree of oversight by the Company’s Board of Directors.

8.	Existence and effect of any concentrations of credit and changes in the level of such concentrations.

9.	Effect of external factors, such as competition and legal and regulatory requirements.

Each qualitative factor is assigned a value that is added to or deducted from the historical loss rate for separately defined loan pools to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation.

A relatively small component of the allowance for loan losses is an unallocated component which covers uncertainties that could affect management’s estimate of probable losses. The unallocated component reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating the specific and general loss components in the portfolio.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

If, based on current information and events, it is probable that the Company will be unable to collect both the contractual principal and interest payments as scheduled according to a loan’s contractual terms, the loan is considered impaired. However, management determines the significance of payment delays and shortfalls on a case-by-case basis and may judge an insignificant delay or insignificant shortfall in the amount of payments as not reflective of an impairment. For example, a loan is not considered impaired during a period of delay in payment if the Company expects to collect all amounts due including interest accrued at the contractual interest rate for the period of delay.

Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. When the Company determines that a loan is impaired, the Company measures impairment based on the present value of expected future cash flows, or based upon a loan’s observable market price, or based upon the fair value of collateral if the loan is collateral dependent. When the Company uses the fair value of collateral to measure impairment where some or all of the repayment of the loan is dependent upon the liquidation of the collateral, the fair value of the collateral shall be adjusted by the estimated costs of liquidation.

For commercial loans secured by real estate, estimated fair values are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property.

For commercial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable agings or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual residential mortgage loans, home equity loans and other consumer loans for impairment disclosures, unless such loans are associated with a commercial relationship or the subject of a troubled debt restructuring agreement.

Loans whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

The allowance calculation methodology includes further segregation of loan pools into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial and consumer loans. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans criticized as special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged off against the allowance for loan losses. Loans not criticized are rated pass.

In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to or charge-offs against the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

Reserve for Unfunded Lending Commitments - The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the balance sheet. The Company had a reserve of $129,000 as of December 31, 2012 and $124,000 as of December 31, 2011.

Acquired Loans

Loans that we acquire in connection with acquisitions are recorded at fair value with no carryover of the related allowance for loan losses. Fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.

The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. The nonaccretable discount includes estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows will require us to evaluate the need for an additional allowance for credit losses. Subsequent improvement in expected cash flows will result in the reversal of a corresponding amount of the nonaccretable discount which we will then reclassify as accretable discount that will be recognized into interest income over the remaining life of the loan.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Acquired loans that met the criteria for impaired or nonaccrual of interest prior to the acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent if we expect to fully collect the new carrying value (i.e. fair value) of the loans. As such, we may no longer consider the loan to be nonaccrual or nonperforming and may accrue interest on these loans, including the impact of any accretable discount. In addition, charge-offs on such loans would be first applied to the nonaccretable difference portion of the fair value adjustment.

Loans acquired through business combinations that do not meet the specific criteria of Accounting Standards Codification (“ASC”) 310-30, but for which a discount is attributable at least in part to credit quality, are also accounted for in accordance with this guidance. As a result, related discounts are recognized subsequently through accretion based on the contractual cash flows of the acquired loans.

Business Combinations and Core Deposit Intangible

We account for our merger and acquisitions using the acquisition accounting method. Acquisition accounting requires the total purchase price to be allocated to the estimated fair values of assets acquired and liabilities assumed, including certain intangible assets that must be recognized. Typically, this allocation results in the purchase price exceeding the fair value of net assets acquired, which is recorded as goodwill. Core deposit intangibles are a measure of the value of checking, money market and savings deposits acquired in business combinations accounted for under the purchase method. Core deposit intangibles are being amortized over the sum of year’s digits. We complete an annual impairment test for goodwill and other intangible assets. Identifiable intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Goodwill

Goodwill represents the excess of the purchase price over the underlying fair value of merged entities. We assess goodwill for impairment annually as of October 1 of each year. If certain events occur which indicate goodwill might be impaired between annual tests, goodwill must be tested when such events occur. In making this assessment, we consider a number of factors including operating results, business plans, economic projections, anticipated future cash flows, current market data, etc. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. Changes in economic and operating conditions could result in goodwill impairment in future periods. The Company did not identify any impairment on its outstanding goodwill from its most recent testing which was performed as of October 1, 2012. Goodwill was evaluated in accordance with ASC 350-20 using a qualitative analysis.

Transfers of Financial Assets

Transfers of financial assets, including loan and loan participation sales, are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Property and Equipment

Buildings and improvements, leasehold improvements, and furniture, fixtures and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the assets’ estimated useful lives.

Restricted Investment in Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank system to hold stock of its district Federal Home Loan Bank according to a predetermined formula. This restricted stock is carried at cost.

Management evaluates the restricted stock for impairment in accordance with ASC 942, Financial Services - Depository and Lending. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

Management believes no impairment charge was necessary related to the FHLB restricted stock in 2012, 2011 or 2010.

Bank-Owned Life Insurance

The Company invests in bank-owned life insurance (“BOLI”) as a source of funding for employee benefit expenses. BOLI involves the purchase of life insurance by the Company on a chosen group of employees. The Company is the owner and is a joint or sole beneficiary of the policies. This life insurance investment is carried as an asset at the cash surrender value of the underlying policies. Income from the increase in cash surrender value of the policies and income from the realization of death benefits is reflected in non-interest income.

ASC Topic 715, Compensation - Retirement Benefits, requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The Company has certain split-dollar life insurance arrangements as part of the Company’s bank-owned life insurance program, and recognized its liability and related compensation expense in accordance with ASC Topic 715. Compensation expense related to this split-dollar life insurance was $43,000, $16,000, and $-0- for the years ended December 31, 2012, 2011 and 2010, respectively.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Mortgage Servicing Rights

Mortgage servicing rights are recognized as assets upon the sale of a mortgage loan. A portion of the cost of the loan is allocated to the servicing right based upon relative fair value. The fair value of servicing rights is based on the present value of estimated future cash flows for pools of mortgages sold stratified by rate and maturity date. Assumptions that are incorporated in the valuation of servicing rights include assumptions about prepayment speeds on mortgages and the cost to service loans. Servicing rights are reported in intangible assets and are amortized over the estimated period of future servicing income to be received on the underlying mortgage loans. The carrying amount of mortgage servicing rights was $109,000 and $150,000 at December 31, 2012 and 2011. Any related amortization expense is netted against loan servicing fee income and is reflected in the income statement in other non-interest income. Amortization expense was $42,000, $22,000, and $-0- at December 31, 2012, 2011, and 2010, respectively. Servicing rights are evaluated for impairment based upon estimated fair value as compared to unamortized book value.

The Company retains the servicing rights on certain mortgage loans sold to the FHLB and receives mortgage banking fee income based upon the principal balance outstanding. Total loans serviced for the FHLB amounted to $10,858,000 and $15,042,000 at December 31, 2012 and 2011. These mortgage loans sold to the FHLB and serviced by the Company are not reflected in the balance sheet.

Other Real Estate Owned

Other real estate owned (“OREO”) includes assets acquired through foreclosure, deed in-lieu of foreclosure, and loans identified as in-substance foreclosures. A loan is classified as an in-substance foreclosure when effective control of the real estate collateral has been taken prior to completion of formal foreclosure proceedings. OREO is held for sale and is recorded at fair value less estimated costs to sell. Net costs to maintain OREO and subsequent net losses or gains attributable to OREO liquidations are included in the income statement in other expense as realized. No depreciation or amortization expense is recognized.

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred.

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance (ASC 740, Income Taxes).

The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Uncertain tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment.

The Company recognizes interest and penalties on income taxes as a component of income tax expense. Tax years subject to examination by tax authorities are the years ended December 31, 2011, 2010, and 2009.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the consolidated balance sheet when they are funded.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of December 31, 2012 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through March 8, 2013, the date these consolidated financial statements were available to be issued.

Reclassifications

Certain amounts in the 2011 and 2010 consolidated financial statements have been reclassified to conform to the 2012 presentation. Such reclassifications had no impact on net income.

2.	Merger

On May 6, 2011, Donegal Financial Services Corporation, the parent company of Province Bank, FSB, merged with Union National Financial Corporation, the parent company of Union National Community Bank, with Donegal Financial Services Corporation as the surviving entity. As part of the transaction, Union National Community Bank merged with and into Province Bank, FSB. The merged Bank is operating under the new name Union Community Bank, FSB.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

The assets and liabilities of Union National Community Bank and Union National Financial Corporation were recorded on the consolidated balance sheet at their estimated fair value as of May 6, 2011, and their results of operations have been included in the consolidated income statement since such date.

Included in the purchase price was goodwill and core deposit intangible of $901,000 and $1,738,000, respectively. The core deposit intangible will be amortized over a ten-year period using a sum of the year’s digits basis. The goodwill will not be amortized, but will be measured annually for impairment. Core deposit intangible amortization expense of $306,000 and $223,000 was recorded in 2012 and 2011. Intangible amortization expense projected for the succeeding five years beginning 2013 is estimated to be $271,000, $237,000, $203,000, $168,000 and $134,000 per year respectively and $196,000 in total for years after 2017.

The allocation of the purchase price follows (in thousands):

Cash from Donegal Group Inc.	$12,176
Cash from Donegal Mutual Insurance Company	3,139
Value of 248,999 shares of Union National Financial Corporation common stock contributed by Donegal Mutual Insurance Company	2,054
Value of 600,000 shares of Donegal Group Inc. Class A common stock contributed by Donegal Mutual Insurance Company	7,880

Total cost of acquisition	25,249

Union National Financial Corporation net assets acquired:
Shareholders’ equity	29,306

Estimated adjustments to reflect assets acquired and liabilities assumed at fair value:
Total fair value adjustments	(7,511)
Associated deferred income taxes	2,553

Fair value adjustment to net assets acquired, net of tax	(4,958)

Total Union National Financial Corporation net assets acquired	24,348

Goodwill resulting from the merger	$901

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

The following table summarizes the estimated fair value of the assets acquired (in thousands):

Total purchase price	$25,249

Net assets acquired:
Cash and due from banks	79,162
Securities available-for-sale	33,391
Loans	291,903
Property and equipment	12,588
Restricted investment in bank stocks	3,257
Bank-owned life insurance	11,909
Core deposit intangible	1,738
Accrued interest receivable	1,529
Deferred tax asset	7,354
Other assets	5,483
Non-interest bearing deposits	(72,841)
Interest-bearing deposits	(328,844)
Borrowings	(11,353)
Junior subordinated debentures	(7,045)
Other liabilities	(3,883)

24,348

Goodwill	$901

The fair value of the financial assets acquired included loans receivable with a gross amortized cost basis of $316,448,000. The table below illustrates the fair value adjustments made to the amortized costs basis in order to present a fair value of the loans acquired (in thousands).

Gross amortized costs basis at May 6, 2011	$316,448
Market rate adjustment	(4,178)
Credit fair value adjustment on pools of homogeneous loans	(9,118)
Credit fair value adjustment on distressed loans	(11,249)

Fair value of purchased loans at May 6, 2011	$291,903

The market rate adjustment represents the movement in market interest rates, irrespective of credit adjustments, compared to the stated rates of the acquired loans. The credit adjustment made on pools of homogeneous loans represents the changes in credit quality of the underlying borrowers from the loan inception to the acquisition date. The credit adjustment on distressed loans is derived in accordance with ASC 310-30-30 and represents the portion of the loan balance that has been deemed uncollectible based on our expectations of future cash flows for each respective loan.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Information about the acquired Union National Financial Corporation distressed loan portfolio as of May 6, 2011 is as follows (in thousands):

Contractually required principal and interest at acquisition	$23,871
Contractual cash flows not expected to be collected (nonaccretable discount)	(9,613)

Expected cash flows at acquisition	14,258

Interest component of expected cash flows (accretable discount)	(1,636)

Fair value of acquired loans	$12,622

ASC 805 allows adjustments to the goodwill calculation based on new information obtained during the measurement period. As a result of this guidance, the Company identified a $539,000 adjustment to the deferred tax asset during the measurement period, which resulted in a decrease of goodwill of $539,000, and an increase in deferred tax assets which has been reflected in the 2011 consolidated financial statements.

3.	Restrictions on Cash and Cash Equivalents

The Company is required to maintain cash reserve balances for the Federal Reserve Bank. The total required reserve balances were $8,444,000 and $9,040,000 as of December 31, 2012 and 2011, respectively.

4.	Securities Available-for-Sale

The amortized cost, related fair value and unrealized gains and losses of securities available-for-sale are as follows at December 31, 2012 and 2011 (in thousands):

	2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. treasuries	$3,014	$2	$(14)	$3,002
U.S. government agencies securities	16,521	223	(39)	16,705
Corporate debt securities	9,550	334	(14)	9,870
Tax-free municipal securities	42,111	1,472	(249)	43,334
Taxable municipal securities	3,347	494	—	3,841
U.S. government sponsored enterprise mortgage-backed securities	69,525	1,525	(36)	71,014
Equity securities	291	—	—	291

	$144,359	$4,050	$(352)	$148,057

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

	2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. treasuries	$6,115	$126	$—	$6,241
U.S. government agencies securities	10,607	163	(2)	10,768
Corporate debt securities	4,831	50	(7)	4,874
Tax-free municipal securities	19,585	1,123	(3)	20,705
Taxable municipal securities	3,350	355	—	3,705
U.S. government sponsored enterprise mortgage-backed securities	48,813	1,224	(2)	50,035
Equity securities	41	—	—	41

	$93,342	$3,041	$(14)	$96,369

Certain obligations of the U.S. Government are pledged to secure public deposits and for other purposes as required or permitted by law. The carrying value of the pledged assets was $35,305,000 and $35,219,000 at December 31, 2012 and 2011, respectively.

The amortized cost and fair value of securities as of December 31, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without any penalty (in thousands).

	Amortized Cost	Fair Value

Due in one year or less	$2,012	$2,040
Due after one year through five years	5,353	5,534
Due after five years through ten years	25,409	25,936
Due after ten years	41,769	43,242
U.S. government sponsored enterprise mortgage-backed securities	69,525	71,014
Equity securities	291	291

	$144,359	$148,057

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2012 and 2011 (in thousands):

	2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. treasuries	$1,998	$(14)	$—	$—	$1,998	$(14)
U.S. government agencies securities	4,740	(39)	—	—	4,740	(39)
Corporate debt securities	1,844	(14)	—	—	1,844	(14)
Tax-free municipal securities	9,713	(249)	—	—	9,713	(249)
U.S. government sponsored enterprise mortgage-backed securities	10,151	(36)	—	—	10,151	(36)

	$28,446	$(352)	$—	$—	$28,446	$(352)

	2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government agencies securities	$748	$(2)	$—	$—	$748	$(2)
Corporate debt securities	1,893	(7)	—	—	1,893	(7)
Tax-free municipal securities	551	(3)	—	—	551	(3)
U.S. government sponsored enterprise mortgage-backed securities	945	(2)	—	—	945	(2)

	$4,137	$(14)	$—	$—	$4,137	$(14)

The Company has 25 and 5 securities in an unrealized loss position at December 31, 2012 and 2011, respectively. Unrealized losses on these securities have not been recognized into earnings because the issuers of the securities are of high credit quality, management has the ability and intent to hold these securities for the foreseeable future and does not believe they will have to sell the securities or be required to sell the securities, and the declines in fair value are largely due to market interest rates and not a result of credit risk. The fair values of these securities are expected to recover as they approach maturity and/or market interest rates fluctuate.

Gross realized losses on securities sold during 2012, 2011, and 2010 totaled $3,000, $34,000, and $-0-, respectively. Gross realized gains on securities sold during 2012, 2011, and 2010 totaled $1,491,000, $1,839,000, and $117,000, respectively.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

5.	Loans and Allowance for Loan Losses

Credit Quality Indicators

The following tables present the classes of the loan portfolio summarized by the aggregate credit risk ratings (special mention, substandard and doubtful) within the Company’s internal risk rating system as of December 31, 2012 and 2011 (in thousands):

	2012
	Pass	Special Mention	Sub-standard	Doubtful	Total

Commercial loans:
Real estate secured	$143,752	$2,695	$19,603	$—	$166,050
C & I	23,429	191	4,182	—	27,802
Other	4,265	—	—	—	4,265
Residential mortgage loans	9,631	—	168	—	9,799
Home equity installments and lines of credit	81,866	—	499	—	82,365
Consumer loans, other	4,232	—	32	—	4,264

	$267,175	$2,886	$24,484	$—	$294,545

	2011
	Pass	Special Mention	Sub-standard	Doubtful	Total

Commercial loans:
Real estate secured	$175,026	$3,553	$22,281	$—	$200,860
C & I	27,544	470	3,468	—	31,482
Other	8,211	—	—	—	8,211
Residential mortgage loans	12,248	—	202	—	12,450
Home equity installments and lines of credit	84,607	—	289	—	84,896
Consumer loans, other	4,997	—	24	—	5,021

	$312,633	$4,023	$26,264	$—	$342,920

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Loans that are individually and collectively evaluated for impairment, as well as the related allowance for loan loss at December 31, 2012 and 2011 are presented below (in thousands):

	2012
	Total		Individually Evaluated for Impairment		Loans Acquired with Credit Deterioration		Collectively Evaluated for Impairment
	Unpaid Balance	Allowance for Loan Losses	Unpaid Balance	Allowance for Loan Losses	Unpaid Balance	Allowance for Loan Losses	Unpaid Balance	Allowance for Loan Losses

Commercial loans:
Real estate secured	$166,050	$2,451	$—	$—	$—	$—	$166,050	$2,451
C & I	27,802	645	—	—	—	—	27,802	645
Other	4,265	29	—	—	—	—	4,265	29
Residential mortgage loans	9,799	78	—	—	—	—	9,799	78
Home equity installments and lines of credit	82,365	655	—	—	—	—	82,365	655
Consumer loans, other	4,264	71	—	—	—	—	4,264	71
Unallocated	—	109	—	—	—	—	—	109

	$294,545	$4,038	$—	$—	$—	$—	$294,545	$4,038

	2011
	Total		Individually Evaluated for Impairment		Loans Acquired with Credit Deterioration		Collectively Evaluated for Impairment
	Unpaid Balance	Allowance for Loan Losses	Unpaid Balance	Allowance for Loan Losses	Unpaid Balance	Allowance for Loan Losses	Unpaid Balance	Allowance for Loan Losses

Commercial loans:
Real estate secured	$200,860	$2,180	$—	$—	$—	$—	$200,860	$2,180
C & I	31,482	375	—	—	—	—	31,482	375
Other	8,211	32	—	—	—	—	8,211	32
Residential mortgage loans	12,450	81	—	—	—	—	12,450	81
Home equity installments and lines of credit	84,896	609	—	—	—	—	84,896	609
Consumer loans, other	5,021	85	—	—	—	—	5,021	85
Unallocated	—	51	—	—	—	—	—	51

	$342,920	$3,413	$—	$—	$—	$—	$342,920	$3,413

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

The following tables summarize the activity by segments of the allowance for loan losses for the years ended December 31, 2012 and 2011 (in thousands):

	2012
	Commercial Loans			Residential Mortgage Loans	Home Equity Installments and Lines of Credit	Consumer Loans, Other	Unallocated	Total
	Real Estate Secured	C & I	Other
Beginning balance, January 1, 2012	$2,180	$375	$32	$81	$609	$85	$51	$3,413
Charge-offs	(18)	(18)	—	(19)	(170)	(307)	—	(532)
Recoveries	—	5	—	—	1	3	—	9
Provisions	289	283	(3)	16	215	290	58	1,148

Ending balance, December 31, 2012	$2,451	$645	$29	$78	$655	$71	$109	$4,038

	2011
	Commercial Loans			Residential Mortgage Loans	Home Equity Installments and Lines of Credit	Consumer Loans, Other	Unallocated	Total
	Real Estate Secured	C & I	Other

Beginning balance, January 1, 2011	$742	$54	$—	$77	$123	$19	$—	$1,015
Charge-offs	(40)	(181)	—	(30)	—	(41)	—	(292)
Recoveries	4	45	—	—	—	—	—	49
Provisions	1,474	457	32	34	486	107	51	2,641

Ending balance, December 31, 2011	$2,180	$375	$32	$81	$609	$85	$51	$3,413

The changes in the allowance for loan losses for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	2012	2011	2010

Balance, beginning	$3,413	$1,015	$858
Charge-offs	(532)	(292)	—
Recoveries	9	49	—
Provision for loan losses	1,148	2,641	157

Balance, ending	$4,038	$3,413	$1,015

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2012 and 2011 (in thousands):

	2012
	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past due	Non- Accrual Loans	Total Past Due and Non- Accrual	Current Loans	Total Loans Receivable

Commercial loans:
Real estate secured	$15	$—	$134	$2,337	$2,486	$154,516	$157,002
C & I	—	14	2	38	54	26,694	26,748
Other	—	—	—	—	—	4,265	4,265
Acquired with credit deterioration	359	374	—	701	1,434	8,668	10,102
Residential mortgage loans:
Residential mortgage loans	78	133	—	379	590	9,151	9,741
Acquired with credit deterioration	—	—	—	58	58	—	58
Home equity loans:
Home equity installments and lines of credit	220	110	—	482	812	81,526	82,338
Acquired with credit deterioration	—	—	—	—	—	27	27
Consumer loans, other	6	18	6	48	78	4,186	4,264

	$678	$649	$142	$4,043	$5,512	$289,033	$294,545

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

	2011
	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past due	Non- Accrual Loans	Total Past Due and Non- Accrual	Current Loans	Total Loans Receivable

Commercial loans:
Real estate secured	$189	$369	$308	$2,009	$2,875	$188,383	$191,258
C & I	—	13	90	108	211	30,291	30,502
Other	—	—	—	—	—	8,211	8,211
Acquired with credit deterioration	—	82	345	1,374	1,801	8,781	10,582
Residential mortgage loans:
Residential mortgage loans	66	32	—	1,185	1,283	11,123	12,406
Acquired with credit deterioration	—	—	—	—	—	44	44
Home equity loans:
Home equity installments and lines of credit	939	85	42	427	1,493	83,376	84,869
Acquired with credit deterioration	—	—	—	—	—	27	27
Consumer loans, other	177	317	4	—	498	4,523	5,021

	$1,371	$898	$789	$5,103	$8,161	$334,759	$342,920

The Company identified no loans that were considered troubled debt restructurings during the periods presented, and did not have any troubled debt restructurings as of December 31, 2012 or 2011.

The following table provides activity for the accretable yield of purchased impaired loans for the years ended December 31, 2011 and 2012 (in thousands):

Accretable yield, January 1, 2011	$—
Acquisition of impaired loans	1,636
Accretable yield amortized to interest income	(811)
Reclassification from non-accretable difference (1)	978

Accretable yield, December 31, 2011	1,803
Accretable yield amortized to interest income	(3,900)
Reclassification from non-accretable difference (1)	2,694

Accretable yield, December 31, 2012	$597

(1)	Reclassification from non-accretable difference represents an increase to the estimated cash flows to be collected on the underlying portfolio.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

As of December 31, 2010, the Company had an average investment in impaired loans of $2,894,000 and interest income recognized on impaired loans on the accrual basis of $171,000. No additional funds are committed to be advanced in connection with impaired loans.

6.	Property and Equipment

The components of property and equipment at December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011

Land and Land Improvements	$3,328	$3,328
Buildings and Improvements	7,414	7,414
Leasehold improvements	1,398	1,362
Furniture, fixtures and equipment	2,562	2,262
Construction and Development	—	3

	14,702	14,369
Accumulated depreciation and amortization	(2,873)	(2,124)

	$11,829	$12,245

Total depreciation and amortization expense was $1,006,000, $784,000 and $212,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

The Company leases its main office from the Insurance Company. On September 1, 2006, the Company renewed the lease for an additional term of eight years. Lease expense for the years ended December 31, 2012, 2011, and 2010 was $27,000, $25,000, and $24,000 respectively under this related party operating lease.

Future minimum lease payments by year, including payments due under renewal agreements, are as follows (in thousands):

	Lease Obligation	Sublease Income	Net Lease Obligations	Obligation to Related Party

2013	$800	$210	$590	$28
2014	663	215	448	19
2015	619	219	400	—
2016	669	223	446	—
2017	667	227	440	—
Thereafter	5,057	1,989	3,068	—

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Net rent expense at December 31, 2012, 2011 and 2010 consisted of the following (in thousands):

	2012	2011	2010

Rental expense	$900	$614	$109
Sublease rental income	(342)	(234)	—

Net rental expense	$558	$380	$109

7.	Deposits

The components of deposits at December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011

Demand, non-interest bearing	$75,317	$79,662
Demand, interest bearing	88,941	86,183
Savings and money market	113,780	112,564
Time, $100,000 and over	42,848	50,982
Time, other	101,950	125,185

Total deposits	$422,836	$454,576

At December 31, 2012, the scheduled maturities of time deposits are as follows (in thousands):

2013	$74,005
2014	37,726
2015	22,805
2016	5,613
2017	4,584
Thereafter	65

$144,798

8.	Borrowings

As of December 31, 2012, the Company has a maximum borrowing capacity of $159,634,200 from the Federal Home Loan Bank, of which $-0- was outstanding as of December 31, 2012. Federal Home Loan Bank advances are secured by qualifying assets of the Company. During 2011, the Company prepaid $11,353,000 of FHLB borrowings with a prepayment penalty of $13,000. As of December 31, 2011, the Company had a maximum borrowing capacity of $164,589,000 from the Federal Home Loan Bank of which $0 was outstanding as of December 31, 2011.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

9.	Junior Subordinated Debentures

Through the acquisition of Union National Financial Corporation, the Company acquired three issuances of junior subordinated debentures with a contractual value of $17,341,000 and a fair market value of $7,045,000. The outstanding balance as of December 31, 2012 was $7,387,000 and $7,103,000 at December 31, 2011.

The Bank acquired a junior subordinated debenture issued on July 28, 2006, with a contractual amount of $6,000,000 due September 15, 2021 with a five-year initial fixed rate of 7.17%, and then an annual coupon rate, reset quarterly, based on three-month LIBOR plus 1.65%. The first coupon reset date was September 15, 2011. The outstanding balance as of December 31, 2012 was $3,159,000, the coupon rate was 1.96% and the market yield was 10.07%. The outstanding balance was $2,965,000, the coupon rate was 2.20%, and the market yield was 10.56% at December 31, 2011.

The Company acquired a debenture issued in December 2003 by Union National Capital Trust I (“UNCT 1”) in the amount of $8,248,000. The floating-rate debenture is due January 23, 2034, of which $248,000 is related to the Company’s capital contribution. UNCT I provides for quarterly distributions at a variable annual coupon rate that is reset quarterly, based on three-month LIBOR plus 2.85%. The outstanding balance was $3,263,000, the coupon rate was 3.16%, and the market yield was 10.06% at December 31, 2012. The outstanding balance was $3,198,000, the coupon rate was 3.12%, and the market yield was 9.95% at December 31, 2011.

The Company acquired a debenture issued in October 2004, by Union National Capital Trust II (“UNCT II”) in the amount of $3,093,000. The floating-rate debenture is due November 23, 2034, of which $93,000 is related to the Company’s capital contribution. UNCT II provides for quarterly distributions at a variable annual coupon rate that is reset quarterly, based on three-month LIBOR plus 2.00%. The outstanding balance was $965,000, the coupon rate was 2.31% and the market yield was 10.11% at December 31, 2012. The outstanding balance was $940,000, the coupon rate was 2.26% and the market yield was 9.94% at December 31, 2011.

All of the junior subordinated debentures are callable at the Company’s option beginning at five years from the date of issuance. These debentures do not have to be called in full. UNCT I became callable in December 2008, UNCT II became callable in October 2009, and the Bank’s junior subordinated debenture became callable in September 2011. All three issuances of junior subordinated debentures qualify as a component of risk-based capital for regulatory purposes.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

10.	Income Taxes

The components of the income tax expense for the years ended December 31, 2012, 2011, and 2010 are as follows (in thousands):

	2012	2011	2010

Federal:
Current	$1,287	$8,347	$181
Deferred	2,765	(6,455)	272

	4,052	1,892	453
State, current	691	716	96

Balance, ending	$4,743	$2,608	$549

A reconciliation of the statutory income tax at a rate of 34% to the income tax expense included in the consolidated statement of operations is as follows for 2012, 2011 and 2010.

	2012	2011	2010

Federal income tax at statutory rate	34.0%	34.0%	34.0%
State tax expense, net of federal benefit	3.2	7.0	(789.8)
Tax exempt income, net of disallowed interest expense	(2.7)	(2.7)	—
Bank owned life insurance	(1.0)	(1.3)	—
Stock option expense	0.3	—	—
Nondeductible merger costs	—	1.2	(6,068.7)
Other	(0.3)	0.1	(4.4)

Effective income tax rate	33.5%	38.3%	(6,828.9)%

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

The components of the net deferred tax asset, included in other assets on the consolidated balance sheet, at December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011

Deferred tax assets:
Allowance for loan loss	$1,373	$1,132
State net operating loss carryforward	315	106
Federal net operating loss carryforward	602	1,040
Alternative minimum tax credit carryforward	864	864
Nonaccrual interest	28	82
Purchase accounting adjustments	941	3,407
Low income housing tax credit carryforward	437	519
Other	353	—

	4,913	7,150
Valuation allowance	(315)	(106)

Total deferred tax assets, net of valuation allowance	4,598	7,044

Deferred tax liabilities:
Property and equipment	(561)	(236)
Unrealized gain on available for sale securities	(1,257)	(1,029)
Other	—	(6)

Net deferred tax liabilities	(1,818)	(1,271)

Net deferred tax assets	$2,780	$5,773

The valuation allowance at December 31, 2012 and 2011 relates to state net operating loss carryforwards for which realizability is uncertain. At December 31, 2012, 2011, and 2010 the Company had state net operating loss carryforwards of $3,153,000, $1,061,000 and $1,652,000, respectively, which are available to offset future state taxable income, and expire at various dates through 2032. At December 31, 2012 and 2011, the Company had no valuation allowance established against its federal net operating loss carryforward, low income housing tax credit carryforward, or alternative minimum tax credit carryforward, as management believes the Company will generate sufficient future taxable income to fully utilize these deferred tax assets. The federal net operating loss carryforward will expire in 2030, the low income housing credit carryforward will expire between 2021 and 2027, and the alternative minimum tax credit carryforward has no expiration.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible and tax planning strategies, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets, net of any valuation allowance at December 31, 2012.

11.	Transactions with Executive Officers, Directors and Affiliated Companies

The Company has had, and may be expected to have in the future, banking transactions with its executive officers, directors, their immediate families and affiliated companies (commonly referred to as related parties). Deposits of related parties totaled $8,544,000 and $12,043,000 at December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011 related party loans totaled $3,829,000 and $4,316,000, respectively. During 2012, loan advances, repayments and removal from related party status totaled $2,552,000, $2,926,000, and $113,000, respectively.

During 2011 and 2010, Donegal Group Inc. incurred stock based compensation on behalf of employees of the Company in the amounts of $77,000, and $21,000, respectively, without reimbursement. There were no expenses incurred by Donegal Group Inc. for stock based compensation on behalf of the Company in 2012.

The Company also has an operating lease agreement with the Insurance Company as described in Note 6.

12.	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

At December 31, 2012 and 2011, the following financial instruments were outstanding whose contract amounts represent credit risk (in thousands):

	2012	2011

Commitments to grant loans	$4,528	$4,146
Unfunded commitments under lines of credit	96,450	100,040

	$100,978	$104,186

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation. Collateral held typically consists of residential or commercial real estate.

13.	Concentration of Credit Risk

The concentration of credit by type of loan is set forth in Note 5. The debtors’ ability to honor their contracts is influenced by the region’s economy and financial stability.

14.	Employee Benefit Plan

The Company maintains a defined contribution 401(k) retirement Plan that covers eligible employees. The Company’s matching contribution is 100% of each participant’s first 1% of elective contribution and 50% of each participant’s next 5% of elective contributions with a maximum contribution of 3.50% of the participants compensation. The Company’s contributions to the Plan totaled $183,000, $103,000, and $34,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

15.	Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of the Comptroller of the Currency (OCC). Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors, to be considered “well capitalized.”

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to assets. Management believes, as of December 31, 2012, that the Bank meets all capital adequacy requirements to which it is subject.

A comparison of the Bank’s actual capital amounts to the regulatory requirements at December 31, 2012 and 2011 is presented below (dollars in thousands). The Company’s actual capital amounts and ratios are not significantly different from the Bank’s.

	2012
	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$83,221	23.18%	$28,726	≥8.0%	$35,908	≥10.0%
Tier 1 capital (to risk-weighted assets)	75,895	21.14	14,363	≥4.0	21,545	≥6.0
Core (Tier 1) capital (to adjusted total assets)	75,895	15.05	20,176	≥4.0	30,264	≥6.0
Tangible equity (to adjusted total assets)	75,895	15.05	7,566	≥1.5	7,566	≥1.5

	2011
	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$71,689	17.91%	$32,023	≥8.0%	$40,029	≥10.0%
Tier 1 capital (to risk-weighted assets)	65,187	16.29	16,011	≥4.0	24,017	≥6.0
Core (Tier 1) capital (to adjusted total assets)	65,187	12.24	21,310	≥4.0	31,964	≥6.0
Tangible equity (to adjusted total assets)	65,187	12.24	7,991	≥1.5	7,991	≥1.5

16.	Fair Value Measurements

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of year-end and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at year end.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

FASB ASC Topic 820-10, Fair Value Measurements and Disclosures, defines fair value measurement and disclosure guidance as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. Additional guidance is provided in determining fair value when the volume and level of activity for the asset or liability has significantly decreased, including guidance on identifying circumstances when a transaction may not be considered orderly.

Fair value measurement and disclosure guidance provides a list of factors a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value.

The guidance further clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability; some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly, considering the circumstances that indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

Fair value measurement and disclosure guidance establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 - Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2012 and 2011 are as follows (in thousands):

	2012
	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

U.S. treasuries	$3,002	$—	$3,002	$—
U.S. government agencies securities	16,705	—	16,705	—
Corporate debt securities	9,870	—	9,870	—
Tax-free municipal securities	43,334	—	43,334	—
Taxable municipal securities	3,841	—	3,841	—
U.S. government sponsored enterprise mortgage-backed securities	71,014	—	71,014	—
Equity securities	291	—	291	—

	2011
	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

U.S. treasuries	$6,241	$—	$6,241	$—
U.S. government agencies securities	10,768	—	10,768	—
Corporate debt securities	4,874	—	4,874	—
Tax-free municipal securities	20,705	—	20,705	—
Taxable municipal securities	3,705	—	3,705	—
U.S. government sponsored enterprise mortgage-backed securities	50,035	—	50,035	—
Equity securities	41	—	41	—

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

The valuation technique used to measure the fair values for the items in the tables above are as follows:

Securities

The fair value of securities available-for-sale (carried at fair value) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). In the absence of such evidence, management’s best estimate is used.

The Company did not have any financial assets measured at fair value on a non-recurring basis at December 31, 2012 or 2011.

The estimated fair values of financial instruments as of December 31, 2012 and 2011 are set forth in the tables below (in thousands). The information in the table should not be interpreted as an estimate of the fair value of the Company in its entirety since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.

	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$29,001	$29,001	52,313	52,313
Interest-bearing time deposits in other banks	6	6	100	100
Securities available-for-sale	148,057	148,057	96,369	96,369
Loans held for sale	4,266	4,379	1,331	1,382
Loans, net	290,507	294,847	339,507	341,684
Restricted investment in bank stocks	2,320	2,320	3,249	3,249
Accrued interest receivable	1,778	1,778	1,714	1,714
Mortgage servicing assets	109	109	150	150

Liabilities:
Demand and savings deposits	278,038	278,038	278,409	278,409
Time deposits	144,798	146,741	176,167	179,049
Junior subordinated debentures	7,387	7,387	7,103	7,103
Accrued interest payable	291	291	426	426

Off-Balance-Sheet Items:
Commitments to extend credit and standby letters of credit	—	—	—	—

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2012 and 2011.

Cash and Cash Equivalents

The carrying amounts of cash and short-term investments (U.S. Treasury Bills with a maturity of less than 90 days) approximate their fair values.

Interest-Bearing Time Deposits in Other Banks

The carrying amounts of interest-bearing time deposits in other banks approximate their fair values. The Company generally purchases amounts below the insured limit, limiting the amount of credit risk on these time deposits.

Securities Available-for-Sale

The carrying values of securities available-for-sale (carried at fair value) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). In the absence of such evidence, management’s best estimate is used.

Loans Held for Sale

The fair value of mortgage loans held for sale are determined as the par amounts to be received at settlement by establishing the respective buyer and rate in advance.

Loans

For variable-rate loans that reprice frequently and which entail no significant changes in credit risk, carrying value approximates fair value. The fair value of other loans are estimated by calculating the present value of future cash flows, discounted at the interest rates currently being offered for loans with similar terms to borrowers with similar credit quality.

Loans purchased were recorded at their acquisition date fair value. In order to record the loans at fair value, management made three different types of fair value adjustments. A market rate adjustment was made to adjust for the movement in market interest rates, irrespective of credit adjustments, compared to the stated rates of the acquired loans. A credit adjustment was made on pools of homogeneous loans representing the changes in credit quality of the underlying borrowers from the loan inception to the acquisition date. A credit adjustment on distressed loans which represents the portion of the loan balance that has been deemed uncollectible based on our expectations of future cash flows for each respective loan.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Restricted Investment in Bank Stocks

The carrying amounts reported in the consolidated balance sheet for restricted investment in bank stocks approximate their fair values.

Accrued Interest Receivable

The carrying amount of accrued interest receivable approximates its fair value.

Mortgage Servicing Assets

The fair value of servicing assets is based on the present value of estimated future cash flows on pools of mortgages stratified by rate and maturity date.

Deposit Liabilities

The fair values of deposits with no stated maturities, such as demand deposits, savings accounts, NOW and money market deposits, equal their carrying amounts, which represent the amount payable on demand. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Junior Subordinated Debentures

For floating-rate debentures, fair value is based on the difference between current interest rates for similar types of borrowing arrangements and the current coupon rate. For debentures that are at a fixed rate for a period of time, the fair value is determined using discounted cash flow analyses, based on current interest rates for similar types of borrowing arrangements.

Accrued Interest Payable

The carrying amount of accrued interest payable approximates its fair value.

Off-Balance-Sheet Instruments

The Company’s off-balance-sheet instruments consist of commitments to extend credit, and financial and performance standby letters of credit. The estimated fair value is based on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONEGAL GROUP INC.

By:	/s/ Donald H. Nikolaus
Donald H. Nikolaus, President

Date: March 12, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald H. Nikolaus	President and a Director (principal executive officer)	March 12, 2013
Donald H. Nikolaus

/s/ Jeffrey D. Miller Jeffrey D. Miller	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	March 12, 2013

/s/ Robert S. Bolinger	Director	March 12, 2013
Robert S. Bolinger

/s/ Patricia A. Gilmartin	Director	March 12, 2013
Patricia A. Gilmartin

/s/ Philip H. Glatfelter, II	Director	March 12, 2013
Philip H. Glatfelter, II

/s/ Jack L. Hess	Director	March 12, 2013
Jack L. Hess

/s/ Kevin M. Kraft, Sr.	Director	March 12, 2013
Kevin M. Kraft, Sr.

/s/ John J. Lyons	Director	March 12, 2013
John J. Lyons

/s/ Jon M. Mahan	Director	March 12, 2013
Jon M. Mahan

/s/ S. Trezevant Moore, Jr.	Director	March 12, 2013
S. Trezevant Moore, Jr.

/s/ R. Richard Sherbahn	Director	March 12, 2013
R. Richard Sherbahn

/s/ Richard D. Wampler, II	Director	March 12, 2013
Richard D. Wampler, II