Form 10-Q
period 2013-03-31
DONEGAL GROUP INC
filed 2013-05-08
CIK 800457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,252,155 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on April 30, 2013.

DONEGAL GROUP INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Donegal Group Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost	$40,413,865	$42,100,196
Available for sale, at fair value	697,447,513	694,509,821
Equity securities, available for sale, at fair value	9,825,186	8,757,258
Investments in affiliates	37,460,515	37,235,530
Short-term investments, at cost, which approximates fair value	11,263,390	23,826,227

Total investments	796,410,469	806,429,032
Cash	23,928,800	19,801,290
Accrued investment income	6,556,997	6,332,085
Premiums receivable	127,621,896	117,196,478
Reinsurance receivable	220,553,215	215,893,322
Deferred policy acquisition costs	41,186,047	40,121,697
Deferred tax asset, net	6,817,041	6,267,536
Prepaid reinsurance premiums	114,688,465	111,156,162
Property and equipment, net	5,806,163	5,953,833
Federal income taxes recoverable	190,339	—
Due from affiliate	482,251	—
Goodwill	5,625,354	5,625,354
Other intangible assets	958,010	958,010
Other	1,207,634	1,154,388

Total assets	$1,352,032,681	$1,336,889,187

Liabilities and Stockholders’ Equity
Liabilities
Unpaid losses and loss expenses	$470,555,766	$458,827,395
Unearned premiums	374,384,423	363,088,103
Accrued expenses	14,451,005	17,140,832
Reinsurance balances payable	14,977,203	13,941,337
Borrowings under lines of credit	61,500,000	52,000,000
Cash dividends declared to stockholders	—	3,066,532
Subordinated debentures	5,000,000	20,465,000
Accounts payable—securities	3,515,255	—
Federal income taxes payable	—	583,977
Due to affiliate	—	4,579,437
Drafts payable	621,768	863,589
Other	2,305,647	2,298,891

Total liabilities	947,311,067	936,855,093

Stockholders’ Equity
Preferred stock, $.01 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 30,000,000 shares, issued 21,092,947 and 20,941,821 shares and outstanding 20,176,325 and 20,025,199 shares	210,930	209,419
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	178,700,341	176,416,585
Accumulated other comprehensive income	22,344,360	26,394,577
Retained earnings	216,122,684	209,670,214
Treasury stock	(12,713,193)	(12,713,193)

Total stockholders’ equity	404,721,614	400,034,094

Total liabilities and stockholders’ equity	$1,352,032,681	$1,336,889,187

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Net premiums earned	$124,702,041	$114,691,791
Investment income, net of investment expenses	4,815,443	5,089,722
Net realized investment gains (includes $1,340,564 accumulated other comprehensive income reclassifications)	1,340,564	2,309,980
Lease income	215,397	247,365
Installment payment fees	1,710,241	1,834,785
Equity in earnings of Donegal Financial Services Corporation	1,088,906	1,174,519

Total revenues	133,872,592	125,348,162

Expenses:
Net losses and loss expenses	85,533,016	76,609,219
Amortization of deferred policy acquisition costs	19,560,000	17,881,000
Other underwriting expenses	18,751,511	19,246,819
Policyholder dividends	475,273	289,324
Interest	487,149	570,544
Other expenses	982,354	903,522

Total expenses	125,789,303	115,500,428

Income before income tax expense	8,083,289	9,847,734
Income tax expense (includes $455,792 income tax expense from reclassification items)	1,607,853	1,837,587

Net income	$6,475,436	$8,010,147

Earnings per common share:
Class A common stock—basic	$0.26	$0.32

Class A common stock—diluted	$0.25	$0.31

Class B common stock—basic and diluted	$0.23	$0.29

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$6,475,436	$8,010,147
Other comprehensive loss, net of tax
Unrealized (loss) gain on securities:
Unrealized holding (loss) income during the period, net of income tax (benefit) expense of ($1,725,094) and $202,864	(3,165,445)	442,740
Reclassification adjustment for gains included in net income, net of income tax of $455,792 and $785,393	(884,772)	(1,524,587)

Other comprehensive loss	(4,050,217)	(1,081,847)

Comprehensive income	$2,425,219	$6,928,300

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(Unaudited)

Three Months Ended March 31, 2013

	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2012	20,941,821	5,649,240	$209,419	$56,492	$176,416,585	$26,394,577	$209,670,214	$(12,713,193)	$400,034,094
Issuance of common stock (stock compensation plans)	151,126		1,511		2,164,715				2,166,226
Net income							6,475,436		6,475,436
Cash dividends declared							(2,854)		(2,854)
Grant of stock options					20,112		(20,112)		—
Tax benefit on exercise of stock options					98,929				98,929
Other comprehensive loss						(4,050,217)			(4,050,217)

Balance, March 31, 2013	21,092,947	5,649,240	$210,930	$56,492	$178,700,341	$22,344,360	$216,122,684	$(12,713,193)	$404,721,614

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net income	$6,475,436	$8,010,147

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	901,111	1,106,129
Net realized investment gains	(1,340,564)	(2,309,980)
Equity in earnings of Donegal Financial Services Corporation	(1,088,906)	(1,174,519)
Changes in assets and liabilities:
Losses and loss expenses	11,728,371	(5,129,110)
Unearned premiums	11,296,320	9,080,840
Premiums receivable	(10,425,418)	(6,059,980)
Deferred acquisition costs	(1,064,350)	(838,572)
Deferred income taxes	1,631,380	2,107,034
Reinsurance receivable	(4,659,893)	7,651,113
Prepaid reinsurance premiums	(3,532,303)	(2,454,106)
Accrued investment income	(224,912)	(356,027)
Due to affiliate	(5,061,688)	(3,891,795)
Reinsurance balances payable	1,035,868	(3,142,375)
Current income taxes	(774,316)	1,196,515
Accrued expenses	(2,689,827)	(3,099,559)
Other, net	(288,302)	(822,638)

Net adjustments	(4,557,429)	(8,137,030)

Net cash provided by (used in) operating activities	1,918,007	(126,883)

Cash Flows from Investing Activities:
Purchases of fixed maturities, available for sale	(37,561,696)	(65,787,791)
Purchases of equity securities, available for sale	(3,497,597)	(1,000,111)
Maturity of fixed maturities:
Held to maturity	1,610,591	2,010,962
Available for sale	14,853,225	25,742,108
Sales of fixed maturities, available for sale	17,791,110	16,266,860
Sales of equity securities, available for sale	2,829,224	4,428,189
Net (purchases) sales of property and equipment	(48,498)	21,761
Net decrease in investment in affiliates	465,000	—
Net sales of short-term investments	12,562,837	23,635,330

Net cash provided by investing activities	9,004,196	5,317,308

Cash Flows from Financing Activities:
Cash dividends paid	(3,069,386)	(2,998,477)
Issuance of common stock	2,239,693	548,225
Payments on subordinated debentures	(15,465,000)	—
Payments on line of credit	(9,000,000)	—
Borrowings under lines of credit	18,500,000	—

Net cash used in financing activities	(6,794,693)	(2,450,252)

Net increase in cash	4,127,510	2,740,173
Cash at beginning of period	19,801,290	13,245,378

Cash at end of period	$23,928,800	$15,985,551

Cash paid during period—Interest	$517,823	$510,916
Net cash paid (received) during period—Taxes	$650,000	$(1,423,035)

See accompanying notes to consolidated financial statements.

DONEGAL GROUP INC. AND SUBSIDIARIES

(Unaudited)

Notes to Consolidated Financial Statements

1—Organization

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

At March 31, 2013, Donegal Mutual held approximately 38% of our outstanding Class A common stock and approximately 76% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 66% of the total voting power of our common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to a pooling agreement and other intercompany agreements and transactions. While each company maintains its separate corporate existence, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

Atlantic States, our largest subsidiary, participates in a pooling agreement with Donegal Mutual. Under the pooling agreement, the two companies pool their insurance business and each company receives an allocated percentage of the pooled business. Atlantic States has an 80% share of the results of the pooled business, and Donegal Mutual has a 20% share of the results of the pooled business.

The same executive management and underwriting personnel administer products, classes of business underwritten, pricing practices and underwriting standards of Donegal Mutual and our insurance subsidiaries. In addition, as the Donegal Insurance Group, Donegal Mutual and our insurance subsidiaries share a combined business plan to achieve market penetration and underwriting profitability objectives. The products our insurance subsidiaries and Donegal Mutual market are generally complementary, thereby allowing the Donegal Insurance Group to offer a broader range of products to a given market and to expand the Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account. Distinctions within the products Donegal Mutual and our insurance subsidiaries offer generally relate to specific risk profiles targeted within similar classes of business, such as preferred tier versus standard tier products, but we do not allocate all of the standard risk gradients to one company. Therefore, the underwriting profitability of the business the individual companies write directly will vary. However, because the underwriting pool homogenizes the risk characteristics of all business Donegal Mutual and Atlantic States write directly, Donegal Mutual and Atlantic States share the underwriting results in proportion to their respective participation in the pool. Pooled business represents the predominant percentage of the net underwriting activity of both Donegal Mutual and Atlantic States.

On February 23, 2009, our board of directors authorized a share repurchase program pursuant to which we may purchase up to 300,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the Securities and Exchange Commission (“SEC”) and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the three-month periods ended March 31, 2013 and 2012, respectively. We have purchased a total of 271,692 shares of our Class A common stock under this program from its inception through March 31, 2013.

At our annual meeting of stockholders on April 18, 2013, our stockholders approved an amendment to our certificate of incorporation to increase the number of shares of our Class A common stock we have the authority to issue from 30.0 million shares to 40.0 million shares.

2—Basis of Presentation

Our financial information for the interim periods included in this Form 10-Q Report is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of our management, are necessary for a fair presentation of our financial position, results of operations and cash flows for those interim periods. Our results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results of operations we expect for the year ending December 31, 2013.

You should read these interim financial statements in conjunction with the financial statements and the notes to our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

3—Earnings Per Share

We have two classes of common stock, which we refer to as our Class A common stock and our Class B common stock. Our certificate of incorporation provides that whenever our board of directors declares a dividend on our Class B common stock, our board of directors must also declare a dividend on our Class A common stock that is payable to the holders of our Class A common stock at the same time and as of the same record date at a rate that is at least 10% greater than the rate at which our board of directors declared a dividend on our Class B common stock. Accordingly, we use the two-class method to compute our earnings per common share. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of common stock based on dividends we have declared and an allocation of our remaining undistributed earnings using a participation percentage that reflects the dividend rights of each class. The table below presents for the periods indicated a reconciliation of the numerators and denominators we used to compute basic and diluted net income per share for each class of our common stock:

	Three Months Ended March 31,
	2013		2012
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic and diluted net income per share:
Numerator:
Allocation of net income	$5,170	$1,305	$6,390	$1,620

Denominator:
Weighted-average shares outstanding	20,066,755	5,576,775	19,996,285	5,576,775

Basic net income per share	$0.26	$0.23	$0.32	$0.29

Diluted net income per share:
Numerator:
Allocation of net income	$5,170	$1,305	$6,390	$1,620

Denominator:
Number of shares used in basic computation	20,066,755	5,576,775	19,996,285	5,576,775
Weighted-average shares effect of dilutive securities
Add: Director and employee stock options	291,477	—	364,836	—

Number of shares used in per share computations	20,358,232	5,576,775	20,361,121	5,576,775

Diluted net income per share	$0.25	$0.23	$0.31	$0.29

We did not include outstanding options to purchase the following number of shares of Class A common stock in our computation of diluted earnings per share because the exercise price of the options was greater than the average market price of our Class A common stock during the applicable period:

	Three Month Ended March 31,
	2013	2012
Number of Class A shares excluded	1,212,000	1,235,000

4—Reinsurance

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

Our insurance subsidiaries and Donegal Mutual purchase certain third-party reinsurance on a combined basis. Le Mars, MICO, Peninsula and Sheboygan also purchase separate third-party reinsurance that provides coverage that is commensurate with their relative size and exposures. Our insurance subsidiaries use several different reinsurers, all of which, consistent with requirements of our insurance subsidiaries and Donegal Mutual, have an A.M. Best rating of A—(Excellent) or better or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A—rating from A.M. Best. The following information describes the external reinsurance our insurance subsidiaries have in place at March 31, 2013:

•	excess of loss reinsurance, under which losses are automatically reinsured, through a series of reinsurance agreements, over a set retention (generally $1.0 million), and

•

catastrophe reinsurance, under which Donegal Mutual, Atlantic States and Southern recover, through a series of reinsurance agreements, 100% of an accumulation of many losses resulting from a single event, including natural disasters, over a set retention (generally $5.0 million) and after exceeding an annual aggregate deductible (generally $5.0 million) up to aggregate losses of $145.0 million per occurrence.

Our insurance subsidiaries and Donegal Mutual also purchase facultative reinsurance to cover exposures from losses that exceed the limits their third-party reinsurance agreements provide.

MICO maintains a quota-share reinsurance agreement with third-party reinsurers to reduce its net exposures. Effective January 1, 2013, the quota-share reinsurance percentage was 30%.

In addition to the pooling agreement and third-party reinsurance, our insurance subsidiaries have various reinsurance agreements with Donegal Mutual.

Other than the changes we discuss above, we made no significant changes to our third-party reinsurance or the reinsurance agreements between our insurance subsidiaries and Donegal Mutual during the three months ended March 31, 2013.

5—Investments

The amortized cost and estimated fair values of our fixed maturities and equity securities at March 31, 2013 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,000	$1	$—	$1,001
Obligations of states and political subdivisions	39,234	1,343	—	40,577
Residential mortgage-backed securities	180	13	—	193

Totals	$40,414	$1,357	$—	$41,771

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$80,876	$1,089	$94	$81,871
Obligations of states and political subdivisions	388,138	28,760	1,344	415,554
Corporate securities	70,599	3,080	160	73,519
Residential mortgage-backed securities	124,301	2,712	509	126,504

Fixed maturities	663,914	35,641	2,107	697,448
Equity securities	9,735	329	239	9,825

Totals	$673,649	$35,970	$2,346	$707,273

At March 31, 2013, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $352.2 million and an amortized cost of $329.5 million. Our holdings at March 31, 2013 also included special revenue bonds with an aggregate fair value of $103.9 million and an amortized cost of $97.9 million. With respect to both categories of these bonds, we held no securities of any issuer that comprised more than 10% of the category at March 31, 2013. Education bonds and water and sewer utility bonds represented 54% and 16%, respectively, of our total investments in special revenue bonds based on their carrying values at March 31, 2013. Many of the issuers of the special revenue bonds we held at March 31, 2013 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held are similar to general obligation bonds.

The amortized cost and estimated fair values of our fixed maturities and equity securities at December 31, 2012 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,000	$12	$—	$1,012
Obligations of states and political subdivisions	40,909	1,609	—	42,518
Residential mortgage-backed securities	191	15	—	206

Totals	$42,100	$1,636	$—	$43,736

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$70,254	$1,101	$44	$71,311
Obligations of states and political subdivisions	385,372	32,221	606	416,987
Corporate securities	73,942	3,523	109	77,356
Residential mortgage-backed securities	125,606	3,316	66	128,856

Fixed maturities	655,174	40,161	825	694,510
Equity securities	8,663	201	107	8,757

Totals	$663,837	$40,362	$932	$703,267

At December 31, 2012, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $358.5 million and an amortized cost of $332.4 million. Our holdings at December 31, 2012 also included special revenue bonds with an aggregate fair value of $101.0 million and an amortized cost of $93.9 million. With respect to both categories, we held no securities of any issuer that comprised more than 10% of the category at December 31, 2012. Education bonds and water and sewer utility bonds represented 54% and 19%, respectively, of our total investments in special revenue bonds based on their carrying values at December 31, 2012. Many of the issuers of the special revenue bonds we held at December 31, 2012 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held are similar to general obligation bonds.

We show below the amortized cost and estimated fair value of our fixed maturities at March 31, 2013 by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity
Due in one year or less	$1,501	$1,507
Due after one year through five years	33,764	34,895
Due after five years through ten years	4,969	5,176
Due after ten years	—	—
Residential mortgage-backed securities	180	193

Total held to maturity	$40,414	$41,771

Available for sale
Due in one year or less	$18,812	$19,065
Due after one year through five years	69,953	72,469
Due after five years through ten years	197,455	209,715
Due after ten years	253,393	269,695
Residential mortgage-backed securities	124,301	126,504

Total available for sale	$663,914	$697,448

Gross realized gains and losses from investments before applicable income taxes were as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Gross realized gains:
Fixed maturities	$951	$1,496
Equity securities	474	829

	1,425	2,325

Gross realized losses:
Fixed maturities	14	5
Equity securities	70	10

	84	15

Net realized gains	$1,341	$2,310

We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at March 31, 2013 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$15,195	$94	$—	$—
Obligations of states and political subdivisions	49,603	1,344	—	—
Corporate securities	13,744	160	—	—
Residential mortgage-backed securities	43,176	509	—	—
Equity securities	1,948	239	—	—

Totals	$123,666	$2,346	$—	$—

We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at December 31, 2012 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$12,308	$44	$—	$—
Obligations of states and political subdivisions	22,134	606	—	—
Corporate securities	12,272	79	2,959	30
Residential mortgage-backed securities	22,492	66	—	—
Equity securities	2,226	107	—	—

Totals	$71,432	$902	$2,959	$30

Of our total fixed maturity securities with an unrealized loss at March 31, 2013, we classified 88 securities with a fair value of $121.7 million and an unrealized loss of $2.1 million as available-for-sale and carried them at fair value on our balance sheet.

Of our total fixed maturity securities with an unrealized loss at December 31, 2012, we classified 46 securities with a fair value of $72.2 million and an unrealized loss of $825,168 as available-for-sale and carried them at fair value on our balance sheet.

We have no direct exposure to sub-prime residential mortgage-backed securities and hold no collateralized debt obligations. Substantially all of the unrealized losses in our fixed maturity investment portfolio have resulted from general market conditions and the related impact on our fixed maturity investment valuations. We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, when we consider the decline in value of an individual investment to be other than temporary, we write the investment down to its fair value, and we reflect the amount of the write-down as a realized loss in our results of operations. We individually monitor all investments for other-than-temporary declines in value. Generally, if an individual equity security has depreciated in value by more than 20% of its original cost, and has been in such an unrealized loss position for more than six months, we assume there has been an other-than-temporary decline in value. We held five equity securities that were in an unrealized loss position at March 31, 2013. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we consider these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. To determine whether a credit loss has occurred, we compare the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider a credit loss to have occurred. If we consider a credit loss to have occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including whether the fair value of the investment is significantly below its cost, whether the financial condition of the issuer of the security has deteriorated, the occurrence of industry, company and geographic events that have negatively impacted the value of the security and rating agency downgrades. We determined that no investments with fair values below cost had declined on an other-than-temporary basis during the first three months of 2013 and 2012, respectively.

We amortize premiums and discounts on debt securities over the life of the security as an adjustment to yield using the effective interest method. We compute realized investment gains and losses using the specific identification method.

We amortize premiums and discounts on mortgage-backed debt securities using anticipated prepayments.

We account for investments in our affiliates using the equity method of accounting. Under this method, we record our investment at cost, with adjustments for our share of our affiliates’ earnings and losses as well as changes in our affiliates’ equity due to unrealized gains and losses. Our investments in affiliates include our 48.2% ownership interest in DFSC. We include our share of DFSC’s net income in our results of operations. We have compiled the following summary financial information for DFSC at March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012, respectively, from the financial statements of DFSC. The financial information at March 31, 2013 and for the three months then ended is unaudited.

Balance sheets:	March 31, 2013	December 31, 2012
	(in thousands)
Total assets	$514,200	$509,670

Total liabilities	$436,590	$433,490
Stockholders’ equity	77,610	76,180

Total liabilities and stockholders’ equity	$514,200	$509,670

	Three Months Ended March 31,
Income statements:	2013	2012
	(in thousands)
Net income	$2,258	$2,436

6—Segment Information

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

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Revenues:
Premiums earned
Commercial lines	$47,631	$40,837
Personal lines	77,071	73,858

Net premiums earned	124,702	114,695
GAAP adjustments	—	(3)

GAAP premiums earned	124,702	114,692
Net investment income	4,815	5,090
Realized investment gains	1,341	2,310
Equity in earnings of DFSC	1,089	1,175
Other	1,926	2,081

Total revenues	$133,873	$125,348

Income before income taxes:
Underwriting income (loss):
Commercial lines	$(1,591)	$2,477
Personal lines	223	(2,759)

SAP underwriting loss	(1,368)	(282)
GAAP adjustments	1,750	947

GAAP underwriting income	382	665
Net investment income	4,815	5,090
Realized investment gains	1,341	2,310
Equity in earnings of DFSC	1,089	1,175
Other	456	608

Income before income taxes	$8,083	$9,848

7—Borrowings

Lines of Credit

In June 2012, we renewed our existing credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a $60.0 million unsecured, revolving line of credit that expires in July 2015. We have the right to request a one-year extension of the credit agreement as of each anniversary date of the agreement. At March 31, 2013, we had $46.5 million in outstanding borrowings and had the ability to borrow an additional $13.5 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus 2.25%. The interest rate on our outstanding borrowings is adjustable quarterly. At March 31, 2013, the interest rate on our outstanding borrowings was 2.45%. We pay a fee of 0.2% per annum on the loan commitment amount regardless of usage. The credit agreement requires our compliance with certain covenants. These covenants include minimum levels of our net worth, leverage ratio and statutory surplus and the A.M. Best ratings of our insurance subsidiaries. We complied with all requirements of the credit agreement during the three months ended March 31, 2013.

MICO is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis. Through its membership, MICO has the ability to issue debt to the FHLB of Indianapolis in exchange for cash advances. MICO had no outstanding borrowings with the FHLB of Indianapolis at March 31, 2013 or December 31, 2012. The table below presents the amount of FHLB of Indianapolis stock MICO purchased, collateral pledged and assets related to MICO’s membership at March 31, 2013.

FHLB stock purchased and owned as part of the agreement	$252,100
Collateral pledged, at par (carrying value $3,076,423)	3,700,000
Borrowing capacity currently available	2,665,207

Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. During the first three months of 2013, Atlantic States issued secured debt in the principal amount of $15.0 million to the FHLB of Pittsburgh in exchange for cash advances in the amount of $15.0 million. The interest rate on the advance was .25% at March 31, 2013. Atlantic States then loaned $15.0 million to us. We used the proceeds of our loan from Atlantic States to fund our prepayment of our subordinated debentures, as we discuss below. Atlantic States had no outstanding borrowings with the FHLB of Pittsburgh at December 31, 2012. The table below presents the amount of FHLB of Pittsburgh stock Atlantic States purchased, collateral pledged and assets related to Atlantic States’ membership at March 31, 2013.

FHLB stock purchased and owned as part of the agreement	$946,400
Collateral pledged, at par (carrying value $17,070,647)	19,000,000
Borrowing capacity currently available	2,070,647

Subordinated Debentures

On October 29, 2003, we received $10.0 million in net proceeds from the issuance of subordinated debentures. The debentures had a maturity date of October 29, 2033 and were callable at our option, at par. The debentures carried an interest rate equal to the three-month LIBOR rate plus 3.85%. On January 28, 2013, we prepaid these subordinated debentures in full and liquidated our investment in the statutory trust.

On May 24, 2004, we received $5.0 million in net proceeds from the issuance of subordinated debentures. The debentures had a maturity date of May 24, 2034 and were callable at our option, at par. The debentures carried an interest rate equal to the three-month LIBOR rate plus 3.85%. On February 25, 2013, we prepaid these subordinated debentures in full and liquidated our investment in the statutory trust.

In January 2002, West Bend Mutual Insurance Company (“West Bend”), the prior owner of MICO, purchased a $5.0 million surplus note from MICO at face value to increase MICO’s statutory surplus. On December 1, 2010, Donegal Mutual purchased the surplus note from West Bend at face value. The surplus note carries an interest rate of 5.00%, and any repayment of principal or payment of interest on the surplus note requires prior regulatory approval of the Michigan Department of Insurance and Financial Services.

8—Share–Based Compensation

We measure all share-based payments to employees, including grants of stock options, and use a fair-value-based method for the recording of such expense in our consolidated statements of income. In determining the expense we record for stock options granted to directors and employees of our subsidiaries and affiliates other than Donegal Mutual, we estimate the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The significant assumptions we utilize in applying the Black-Scholes option pricing model are the risk-free interest rate, the expected term, the dividend yield and the expected volatility.

We charged compensation expense for our stock compensation plans against income before income taxes of $172,305 and $119,858 for the three months ended March 31, 2013 and 2012, respectively, with a corresponding income tax benefit of $60,307 and $41,950, respectively. At March 31, 2013, we had $979,746 of unrecognized compensation cost related to nonvested share-based compensation granted under our stock compensation plans. We expect to recognize this cost over a weighted average period of 9.1 years.

We account for share-based compensation to employees and directors of Donegal Mutual as share-based compensation to employees of a controlling entity. As such, we measure the fair value of the award at the grant date and recognize the fair value as a dividend to Donegal Mutual. This accounting applies to options we grant to employees and directors of Donegal Mutual, the employer of a majority of the employees that provide services to us. We recorded implied dividends of $20,112 and $18,012 for the three months ended March 31, 2013 and 2012, respectively.

We received cash from option exercises under all stock compensation plans for the three months ended March 31, 2013 and 2012 of $1.7 million and $190,961, respectively. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of $98,929 and $7,107 for the three months ended March 31, 2013 and 2012, respectively.

9—Fair Value Measurements

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

For investments that have quoted market prices in active markets, we use the quoted market price as fair value and include these investments in Level 1 of the fair value hierarchy. We classify publicly traded equity securities as Level 1. When quoted market prices in active markets are not available, we base fair values on quoted market prices of comparable instruments or price estimates we obtain from independent pricing services and include these investments in Level 2 of the fair value hierarchy. We classify our fixed maturity investments as Level 2. Our fixed maturity investments consist of U.S. Treasury securities and obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, corporate securities and residential mortgage-backed securities.

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. We generally obtain one price per security. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates we obtain are representative of fair values based upon their general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security type and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At March 31, 2013 and December 31, 2012, we received one estimate per security from one of the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at March 31, 2013 and December 31, 2012, we did not identify any discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

We present our cash and short-term investments at estimated fair value. We classify these items as Level 1.

The carrying values in the balance sheet for premium receivables and reinsurance receivables and payables for premiums and paid losses and loss expenses approximate their fair values. The carrying amounts reported in the balance sheet for our subordinated debentures and borrowings under lines of credit approximate their fair values. We classify these items as Level 3.

We evaluate our assets and liabilities on a recurring basis to determine the appropriate level at which to classify them for each reporting period.

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at March 31, 2013:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$81,871	$—	$81,871	$—
Obligations of states and political subdivisions	415,554	—	415,554	—
Corporate securities	73,519	—	73,519	—
Residential mortgage-backed securities	126,504	—	126,504	—
Equity securities	9,825	6,322	3,503	—

Totals	$707,273	$6,322	$700,951	$—

We did not transfer any investments between Levels 1 and 2 during the three months ended March 31, 2013.

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at December 31, 2012:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$71,311	$—	$71,311	$—
Obligations of states and political subdivisions	416,987	—	416,987	—
Corporate securities	77,356	—	77,356	—
Residential mortgage-backed securities	128,856	—	128,856	—
Equity securities	8,757	5,366	3,391	—

Totals	$703,267	$5,366	$697,901	$—

10—Income Taxes

At March 31, 2013 and December 31, 2012, respectively, we had no material unrecognized tax benefits or accrued interest and penalties. Tax years 2009 through 2012 remained open for examination at March 31, 2013. We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of our tax asset. We established a valuation allowance of $440,778 related to a portion of the net operating loss carryforward of Le Mars at January 1, 2004. We have determined that we are not required to establish a valuation allowance for the other net deferred tax assets of $34.0 million and $37.6 million at March 31, 2013 and December 31, 2012, respectively, because it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income and the implementation of tax planning strategies. At March 31, 2013, we had a remaining net operating loss carryforward of $1.6 million related to the tax loss we incurred in 2011, which is available to offset our future taxable income and will expire in 2031 if not previously utilized. We also have a net operating loss carryforward of $4.7 million related to Le Mars, which will begin to expire in 2020 if not previously utilized. This carryforward is subject to an annual limitation in the amount that we can use in any one year of approximately $376,000. We also have an alternative minimum tax credit carryforward of $8.0 million with an indefinite life.

11—Impact of New Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance that requires an entity to provide information about amounts it reclassifies out of accumulated other comprehensive income. If GAAP requires an entity to reclassify amounts out of accumulated other comprehensive income to net income in their entirety in the same reporting period, the guidance requires an entity to present significant amounts it reclassifies out of accumulated other comprehensive income by the respective line items of net income, either on the face of the statement where the entity presents net income or in the notes to the entity’s financial statements,. For other amounts that GAAP does not require an entity to reclassify to net income in their entirety, the guidance requires an entity to cross-reference such amounts to other disclosures GAAP requires that provide additional detail about those amounts. The guidance is effective for interim and annual reporting periods after December 15, 2012. We adopted this new guidance as of January 1, 2013. Our adoption of this new guidance did not impact our financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We recommend that you read the following information in conjunction with the historical financial information and the footnotes to that financial information we include in this Quarterly Report on Form 10-Q. We also recommend you read Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012.

Critical Accounting Policies and Estimates

We combine our financial statements with those of our insurance subsidiaries and present our financial statements on a consolidated basis in accordance with GAAP.

Our insurance subsidiaries make estimates and assumptions that can have a significant effect on the amounts and disclosures we report in our financial statements. The most significant estimates relate to the reserves of our insurance subsidiaries for property and casualty insurance unpaid losses and loss expenses, the valuation of our investments and our determination of other-than-temporary impairment in our investments and the policy acquisition costs of our insurance subsidiaries. While we believe our estimates and the estimates of our insurance subsidiaries are appropriate, the ultimate amounts may differ from the estimates provided. We regularly review our methods for making these estimates and we reflect any adjustment in our estimates we consider necessary in our results of operations for the period in which our insurance subsidiaries record changes in estimates.

Liability for Unpaid Losses and Loss Expenses

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

Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions as to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced a decrease in claims frequency on workers’ compensation claims during the past several years while claims severity has gradually increased. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on workers’ compensation claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in the levels of reinsurance coverage maintained and the collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries attempt to make appropriate adjustments for such changes in their reserves. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at March 31, 2013. For every 1% change in our insurance subsidiaries’ estimate for loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $2.6 million.

The establishment of appropriate liabilities is an inherently uncertain process. There can be no assurance that the ultimate liability of our insurance subsidiaries will not exceed our insurance subsidiaries’ unpaid loss and loss expense reserves and have an adverse effect on our results of operations and financial condition. Furthermore, we cannot predict the timing, frequency or extent of adjustments to our insurance subsidiaries’ estimated future liabilities, because the historical conditions and events that serve as a basis for our insurance subsidiaries’ estimates of ultimate claim costs may change. As is the case for substantially all property and casualty insurance companies, our insurance subsidiaries have found it necessary in the past to increase their estimated future liabilities for unpaid losses and loss expenses in certain periods, and in other periods their estimates have exceeded their actual liabilities. Changes in our insurance subsidiaries’ estimates of their liabilities for unpaid losses and loss expenses generally reflect actual payments and the evaluation of information our insurance subsidiaries have received since the most recent prior reporting date.

Excluding the impact of weather events, our insurance subsidiaries have noted stable amounts in the number of claims incurred and a slight downward trend in the number of claims outstanding at period ends relative to their premium base in recent years across most of their lines of business. However, the amount of the average claim outstanding has increased gradually over the past several years as the United States property and casualty insurance industry has experienced increased litigation trends and economic conditions that have extended the estimated length of disabilities and contributed to increased medical loss costs. We have also experienced a general slowing of settlement rates in litigated claims. Our insurance subsidiaries might have to make further adjustments to their estimates in the future. However, on the basis of our insurance subsidiaries’ internal procedures, which analyze, among other things, their prior assumptions, their experience with similar cases and historical trends such as reserving patterns, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes, we believe that our insurance subsidiaries’ current provision for their liability for losses and loss expenses is adequate.

Atlantic States’ participation in the pool with Donegal Mutual exposes it to adverse loss development on the business of Donegal Mutual included in the pool. However, pooled business represents the predominant percentage of the net underwriting activity of both companies, and Donegal Mutual and Atlantic States proportionately share any adverse risk development of the pooled business. The business in the pool is homogeneous and each company has a pro-rata share of the entire pool. Since substantially all of the business of Atlantic States and Donegal Mutual is pooled and each company shares the results according to its participation level under the terms of the pooling agreement, the intent of the underwriting pool is to produce a more uniform and stable underwriting result from year to year for each company than they would experience individually and to spread the risk of loss between the companies.

Donegal Mutual and our insurance subsidiaries operate together as the Donegal Insurance Group and share a combined business plan designed to achieve market penetration and underwriting profitability objectives. The products our insurance subsidiaries and Donegal Mutual offer are generally complementary, thereby allowing Donegal Insurance Group to offer a broader range of products to a given market and to expand Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account. Distinctions within the products of Donegal Mutual and our insurance subsidiaries generally relate to specific risk profiles targeted within similar classes of business, such as preferred tier products compared to standard tier products, but we do not allocate all of the standard risk gradients to one company. Therefore, the underwriting profitability of the business the individual companies write directly will vary. However, because the pool homogenizes the risk characteristics of all business Donegal Mutual and Atlantic States write directly and each company shares the results according to each company’s participation percentage, each company realizes its percentage share of the underwriting results of the pool. Our insurance subsidiaries’ unpaid liability for losses and loss expenses by major line of business at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012
	(in thousands)
Commercial lines:
Automobile	$33,364	$32,012
Workers’ compensation	71,334	67,715
Commercial multi-peril	41,566	39,645
Other	4,365	4,142

Total commercial lines	150,629	143,514

Personal lines:
Automobile	95,006	93,966
Homeowners	12,246	11,643
Other	2,060	1,813

Total personal lines	109,312	107,422

Total commercial and personal lines	259,941	250,936
Plus reinsurance recoverable	210,615	207,891

Total liability for unpaid losses and loss expenses	$470,556	$458,827

We have evaluated the effect on our insurance subsidiaries’ unpaid loss and loss expense reserves and our stockholders’ equity in the event of reasonably likely changes in the variables we consider in establishing the loss and loss expense reserves of our insurance subsidiaries. We established the range of reasonably likely changes based on a review of changes in accident year development by line of business and applied those changes to our insurance subsidiaries’ loss reserves as a whole. The selected range does not necessarily indicate what could be the potential best or worst case or the most likely scenario. The following table sets forth the estimated effect on our insurance subsidiaries’ unpaid loss and loss expense reserves and our stockholders’ equity in the event of reasonably likely changes in the variables we considered in establishing the loss and loss expense reserves of our insurance subsidiaries:

Percentage Change in Loss and Loss Expense Reserves Net of Reinsurance	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at March 31, 2013	Percentage Change in Stockholders’ Equity at March 31, 2013(1)	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2012	Percentage Change in Stockholders’ Equity at December 31, 2012(1)
(dollars in thousands)
(10.0)%	$233,947	4.2%	$225,842	4.1%
(7.5)	240,445	3.1	232,116	3.1
(5.0)	246,944	2.1	238,389	2.0
(2.5)	253,442	1.0	244,663	1.0
Base	259,941	—	250,936	—
2.5	266,440	(1.0)	257,209	(1.0)
5.0	272,938	(2.1)	263,483	(2.0)
7.5	279,437	(3.1)	269,756	(3.1)
10.0	285,935	(4.2)	276,030	(4.1)

(1)	Net of income tax effect.

Statutory Combined Ratios

We evaluate our insurance operations by monitoring certain key measures of growth and profitability. In addition to using GAAP-based performance measurements, we also utilize certain non-GAAP financial measures that we believe are valuable in managing our business and for comparison to our peers. These non-GAAP measures are underwriting (loss) income, combined ratio and net premiums written. An insurance company’s statutory combined ratio is a standard measure of underwriting profitability. This ratio is the sum of the ratio of calendar-year incurred losses and loss expenses to premiums earned; the ratio of expenses incurred for commissions, premium taxes and underwriting expenses to net premiums written and the ratio of dividends to policyholders to premiums earned. The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. A combined ratio of less than 100 percent generally indicates underwriting profitability. The statutory combined ratio differs from the GAAP combined ratio. In calculating the GAAP combined ratio, we do not deduct installment payment fees from incurred expenses, we base the expense ratio on premiums earned instead of premiums written. The following table sets forth our insurance subsidiaries’ statutory combined ratios by major line of business for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013		2012
Commercial lines:
Automobile	102.7%		92.9%
Workers’ compensation	101.6		93.7
Commercial multi-peril	98.5		88.2
Other	NM	[1]	28.2
Total commercial lines	98.4		88.8
Personal lines:
Automobile	104.2		106.9
Homeowners	89.1		95.5
Other	82.5		77.3
Total personal lines	98.1		101.6
Total commercial and personal lines	98.0		96.9

[1]	Not Meaningful

Investments

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we write down an individual investment to its fair value and we reflect the amount of the write-down as a realized loss in our results of operations when we consider the decline in value of the individual investment to be other than temporary. We individually monitor all investments for other-than-temporary declines in value. Generally, we assume there has been an other-than-temporary decline in value if an individual equity security has depreciated in value by more than 20% of its original cost and has been in such an unrealized loss position for more than six months. We held five equity securities that were in an unrealized loss position at March 31, 2013. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we considered these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect on the debt security. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, company or geographic events that have negatively impacted the value of a security or rating agency downgrades. We held 88 debt securities that were in an unrealized loss position at March 31, 2013. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary. We did not recognize any impairment losses in the first three months of 2013 or 2012.

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount we could realize if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. We generally obtain one price per security. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates we obtain are representative of fair values based upon their general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security type and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At March 31, 2013 and December 31, 2012, we received one estimate per security from one of the pricing services and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at March 31, 2013 and December 31, 2012, we did not identify any discrepancies and we did not make any adjustments to the estimates the pricing services provided.

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

Results of Operations—Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the three months ended March 31, 2013 were $132.5 million, an increase of $11.2 million, or 9.2%, from the $121.3 million of net premiums written for the first quarter of 2012. We primarily attribute the increase to a reduction in MICO’s external quota-share reinsurance, the impact of premium rate increases and an increase in the writing of commercial lines of business. Effective January 1, 2013, MICO reduced its external quota-share percentage from 40% to 30%. Personal lines net premiums written increased $2.0 million, or 2.7%, for the first quarter of 2013 compared to the first quarter of 2012. The increase included $1.1 million related to the MICO reinsurance change, with the remainder of the increase attributable to premium rate increases our insurance subsidiaries implemented throughout 2013 and 2012. Commercial lines net premiums written increased $9.2 million, or 18.6%, for the first quarter of 2013 compared to the first quarter of 2012. The increase included $1.7 million related to the MICO reinsurance change, with the remainder of the increase attributable to premium rate increases and increased writings of new accounts in the commercial automobile, commercial multi-peril and workers’ compensation lines of business.

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the first quarter of 2013 were $124.7 million, an increase of $10.0 million, or 8.7%, compared to $114.7 million for the first quarter of 2012, reflecting increases in net premiums written during 2013 and 2012. Our insurance subsidiaries earn premiums and recognize them as revenue over the terms of their policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding 12-month period compared to the comparable period one year earlier.

Investment Income. Our net investment income was $4.8 million for the first quarter of 2013, compared to $5.1 million for the first quarter of 2012. We attribute this decrease primarily to lower average investment yields on our invested assets that offset an increase in our total average invested assets from $783.9 million for the first quarter of 2012 to $801.4 million for the first quarter of 2013.

Net Realized Investment Gains. Net realized investment gains for the first quarter of 2013 were $1.3 million, compared to $2.3 million for the first quarter of 2012. The net realized investment gains for the first quarters of 2013 and 2012 resulted primarily from strategic sales of fixed maturities within our investment portfolio. We did not recognize any impairment losses in our investment portfolio during the first quarter of 2013 or 2012.

Equity in Earnings of DFSC. Our equity in the earnings of DFSC was $1.1 million for the first quarter of 2013, compared to $1.2 million for the first quarter of 2012.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, for the first quarter of 2013 was 68.6%, an increase from our insurance subsidiaries’ 66.8% loss ratio for the first quarter of 2012. Our insurance subsidiaries experienced increased frequency of large fire losses during the first quarter of 2013 compared to the first quarter of 2012. Large fire losses of $8.1 million in the first quarter of 2013 increased significantly compared to the $3.3 million sustained during the first quarter of 2012. Our insurance subsidiaries’ commercial lines loss ratio increased to 70.6% for the first quarter of 2013 compared to 59.7% for the first quarter of 2012, primarily due to an increase in workers’ compensation, commercial automobile and commercial multi-peril loss ratios. The personal lines loss ratio decreased to 67.9% for the first quarter of 2013, compared to 70.1% for the first quarter of 2012, primarily due to a decrease in the personal automobile and homeowners loss ratios. Our insurance subsidiaries experienced unfavorable loss reserve development of approximately $1.8 million during the first quarter of 2013 in their reserves for prior accident years, compared to unfavorable loss reserve development of approximately $430,000 during the first three months of 2012. The change in loss reserve development patterns occurred primarily within our insurance subsidiaries’ personal automobile reserves.

Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 30.7% for the first quarter of 2013, compared to 32.4% for the first quarter of 2012. We attribute this decrease to decreased underwriting-based incentive compensation costs for the first quarter of 2013.

Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratio was 99.7% and 99.4% for the three months ended March 31, 2013 and 2012, respectively.

Interest Expense. Our interest expense for the first quarter of 2013 was $487,149, compared to $570,544 for the first quarter of 2012. The decrease was related to a lower average interest rate on borrowings during the first quarter of 2013 compared to the first quarter of 2012 due to the utilization of FHLB borrowings to prepay $15.5 million of subordinated debentures.

Income Taxes. Income tax expense was $1.6 million for the first quarter of 2013, representing an effective tax rate of 19.9%, compared to $1.8 million for the first quarter of 2012, representing an effective tax rate of 18.7%. The effective tax rate in both periods represented an estimate based on projected annual taxable income.

Net Income and Earnings Per Share. Our net income for the first quarter of 2013 was $6.5 million, or $.25 per share of Class A common stock on a diluted basis and $.23 per share of Class B common stock, compared to net income of $8.0 million, or $.31 per share of Class A common stock on a diluted basis and $.29 per share of Class B common stock, for the first quarter of 2012. We had 20.2 million and 20.0 million Class A shares outstanding at March 31 2013 and 2012, respectively. We had 5.6 million Class B shares outstanding for both periods.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as such obligations and needs arise. Our major sources of funds from operations are the net cash flows we generate from our insurance subsidiaries’ underwriting results, investment income and investment maturities.

We have historically generated sufficient net positive cash flow from our operations to fund our commitments and add to our investment portfolio, thereby increasing future investment returns. The impact of the pooling agreement between Donegal Mutual and Atlantic States has historically been cash-flow positive because of the consistent underwriting profitability of the pool. Donegal Mutual and Atlantic States settle their respective obligations to each other under the pool monthly, thereby resulting in cash flows substantially similar to the cash flows that would result from each company writing direct business. We have not experienced any unusual variations in the timing of claim payments associated with the loss reserves of our insurance subsidiaries. We maintain significant liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective, thereby providing an additional measure of liquidity to meet our obligations should an unexpected variation occur in the future. The net cash flows provided by (used in) our operating activities in the first three months of 2013 and 2012 were $1.9 million and ($126,883), respectively, with the change in cash flows due primarily to our insurance subsidiaries’ premium growth during the first three months of 2013 compared to the prior-year period.

At March 31, 2013, we had $46.5 million in outstanding borrowings under our line of credit with M&T and had the ability to borrow an additional $13.5 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus 2.25%. At March 31, 2013, Atlantic States had $15.0 million in outstanding advances with the FHLB of Pittsburgh. The interest rate on these advances was .25% at March 31, 2013.

The following table shows our expected payments for significant contractual obligations at March 31, 2013:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Net liability for unpaid losses and loss expenses of our insurance subsidiaries	$259,941	$115,952	$120,290	$10,584	$13,115
Subordinated debentures	5,000	—	—	—	5,000
Borrowings under lines of credit	61,500	15,000	46,500	—	—

Total contractual obligations	$326,441	$130,952	$166,790	$10,584	$18,115

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

We estimate the timing of the amounts for the borrowings under our lines of credit based on their contractual maturities we discuss in Note 7 – Borrowings. The borrowings under our lines of credit carry interest rates that vary as we discuss in Note 7 – Borrowings. Based upon the interest rates in effect at March 31, 2013, our annual interest cost associated with the borrowings under our lines of credit is approximately $1.2 million. For every 1% change in the interest rate associated with the borrowings under our lines of credit, the effect on our annual interest cost would be approximately $615,000.

We estimate the timing of the amounts for the subordinated debentures based on their contractual maturity we discuss in Note 7 – Borrowings. The subordinated debentures carry an interest rate of 5%, and any repayment of principal or payment of interest on the subordinated debentures requires prior regulatory approval of the Michigan Department of Insurance and Financial Services. Our annual interest cost associated with the subordinated debentures is approximately $250,000.

On February 23, 2009, our board of directors authorized a share repurchase program pursuant to which we may purchase up to 300,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the Securities and Exchange Commission (“SEC”) and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the three-month periods ended March 31, 2013 and 2012, respectively. We have purchased a total of 271,692 shares of our Class A common stock under this program from its inception through March 31, 2013.

On April 18, 2013, our board of directors declared quarterly cash dividends of 12.75 cents per share of our Class A common stock and 11.50 cents per share of our Class B common stock, payable on May 15, 2013 to our stockholders of record as of the close of business on May 1, 2013. We are not subject to any restrictions on our payment of dividends to our stockholders, although there are state law restrictions on the payment of dividends by our insurance subsidiaries to us. Dividends from our insurance subsidiaries are our principal source of cash for payment of dividends to our stockholders. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk based capital (“RBC”) requirements that may further impact their ability to pay dividends to us. Our insurance subsidiaries’ statutory capital and surplus at December 31, 2012 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin. Amounts available for distribution to us as dividends from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities in 2013 are $18.0 million from Atlantic States, $0 from Southern, $2.7 million from Le Mars, $4.3 million from Peninsula, $0 from Sheboygan and $4.2 million from MICO, or a total of approximately $29.2 million. Our insurance subsidiaries paid $10.0 million in dividends to us during the first quarter of 2013.

At March 31, 2013, we had no material commitments for capital expenditures.

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

Our investment mix shifted slightly due to a shift from lower-yielding short-term investments to fixed maturity investments during the first three months of 2013. We have maintained approximately the same duration of our investment portfolio to our liabilities from December 31, 2012 to March 31, 2013.

There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2012 through March 31, 2013.

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

Our business, results of operations and financial condition, and, therefore, the value of our Class A common stock and Class B common stock, are subject to a number of risks. For a description of certain risks, we refer to “Risk Factors” in our 2012 Annual Report on Form 10-K filed with the SEC on March 12, 2013. There have been no material changes in the risk factors disclosed in that Form 10-K Report during the three months ended March 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

Exhibit 3.1	Certificate of Incorporation, as amended

Exhibit 31.1	Certification of Chief Executive Officer

Exhibit 31.2	Certification of Chief Financial Officer

Exhibit 32.1	Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Title 18 of the United States Code

Exhibit 32.2	Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Title 18 of the United States Code

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONEGAL GROUP INC.

May 8, 2013	By:	/s/ Donald H. Nikolaus
Donald H. Nikolaus, President
and Chief Executive Officer

May 8, 2013	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Senior Vice President
and Chief Financial Officer