Form 10-Q
period 2013-06-30
DONEGAL GROUP INC
filed 2013-08-08
CIK 800457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,380,203 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on July 31, 2013.

DONEGAL GROUP INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Donegal Group Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost	$34,371,191	$42,100,196
Available for sale, at fair value	679,037,599	694,509,821
Equity securities, available for sale, at fair value	8,906,234	8,757,258
Investments in affiliates	35,667,437	37,235,530
Short-term investments, at cost, which approximates fair value	14,912,822	23,826,227

Total investments	772,895,283	806,429,032
Cash	24,994,444	19,801,290
Accrued investment income	6,114,628	6,332,085
Premiums receivable	131,993,120	117,196,478
Reinsurance receivable	240,527,578	215,893,322
Deferred policy acquisition costs	43,308,617	40,121,697
Deferred tax asset, net	18,831,632	6,267,536
Prepaid reinsurance premiums	118,844,274	111,156,162
Property and equipment, net	5,890,840	5,953,833
Accounts receivable—securities	411,593	—
Federal income taxes recoverable	2,340,935	—
Due from affiliate	616,049	—
Goodwill	5,625,354	5,625,354
Other intangible assets	958,010	958,010
Other	1,144,299	1,154,388

Total assets	$1,374,496,656	$1,336,889,187

Liabilities and Stockholders’ Equity
Liabilities
Unpaid losses and loss expenses	$489,650,217	$458,827,395
Unearned premiums	392,141,632	363,088,103
Accrued expenses	16,899,849	17,140,832
Reinsurance balances payable	20,351,158	13,941,337
Borrowings under lines of credit	61,500,000	52,000,000
Cash dividends declared to stockholders	—	3,066,532
Subordinated debentures	5,000,000	20,465,000
Federal income taxes payable	—	583,977
Due to affiliate	—	4,579,437
Drafts payable	1,800,185	863,589
Other	2,352,232	2,298,891

Total liabilities	989,695,273	936,855,093

Stockholders’ Equity
Preferred stock, $.01 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 40,000,000 and 30,000,000 shares, issued 21,272,520 and 20,941,821 shares and outstanding 20,355,898 and 20,025,199 shares	212,726	209,419
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	181,371,680	176,416,585
Accumulated other comprehensive income	345,602	26,394,577
Retained earnings	215,528,076	209,670,214
Treasury stock	(12,713,193)	(12,713,193)

Total stockholders’ equity	384,801,383	400,034,094

Total liabilities and stockholders’ equity	$1,374,496,656	$1,336,889,187

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,
	2013	2012
Revenues:
Net premiums earned	$126,963,328	$117,569,122
Investment income, net of investment expenses	4,670,558	4,919,288
Net realized investment gains (includes $1,253,982 accumulated other comprehensive income reclassifications)	1,253,982	1,528,333
Lease income	210,557	244,606
Installment payment fees	1,733,642	1,927,585
Equity in earnings of Donegal Financial Services Corporation	675,568	1,110,256

Total revenues	135,507,635	127,299,190

Expenses:
Net losses and loss expenses	89,519,350	86,385,353
Amortization of deferred policy acquisition costs	19,910,000	18,235,000
Other underwriting expenses	21,129,407	19,239,744
Policyholder dividends	340,582	109,160
Interest	333,699	630,455
Other expenses	1,412,439	584,396

Total expenses	132,645,477	125,184,108

Income before income tax expense	2,862,158	2,115,082
Income tax expense (includes $426,354 income tax expense from reclassification items)	233,171	92,015

Net income	$2,628,987	$2,023,067

Earnings per common share:
Class A common stock—basic	$0.10	$0.08

Class A common stock—diluted	$0.10	$0.08

Class B common stock—basic and diluted	$0.09	$0.07

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	Three Months Ended June 30,
	2013	2012
Net income	$2,628,987	$2,023,067
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on securities:
Unrealized holding (loss) income during the period, net of income tax (benefit) expense of ($11,419,131) and $2,198,375	(21,171,130)	4,126,365
Reclassification adjustment for gains included in net income, net of income tax of $426,354 and $519,633	(827,628)	(1,008,700)

Other comprehensive (loss) income	(21,998,758)	3,117,665

Comprehensive (loss) income	$(19,369,771)	$5,140,732

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Revenues:
Net premiums earned	$251,665,369	$232,260,913
Investment income, net of investment expenses	9,486,001	10,009,010
Net realized investment gains (includes $2,594,546 accumulated other comprehensive income reclassifications)	2,594,546	3,838,313
Lease income	425,954	491,971
Installment payment fees	3,443,883	3,762,370
Equity in earnings of Donegal Financial Services Corporation	1,764,474	2,284,775

Total revenues	269,380,227	252,647,352

Expenses:
Net losses and loss expenses	175,052,366	162,994,572
Amortization of deferred policy acquisition costs	39,470,000	36,116,000
Other underwriting expenses	39,880,918	38,486,563
Policyholder dividends	815,855	398,484
Interest	820,848	1,200,999
Other expenses	2,394,793	1,487,918

Total expenses	258,434,780	240,684,536

Income before income tax expense	10,945,447	11,962,816
Income tax expense (includes $882,146 income tax expense from reclassification items)	1,841,024	1,929,602

Net income	$9,104,423	$10,033,214

Earnings per common share:
Class A common stock—basic	$0.35	$0.40

Class A common stock—diluted	$0.35	$0.39

Class B common stock—basic and diluted	$0.32	$0.36

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Net income	$9,104,423	$10,033,214
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on securities:
Unrealized holding (loss) income during the period, net of income tax (benefit) expense of ($13,144,225) and $2,401,239	(24,336,575)	4,569,105
Reclassification adjustment for gains included in net income, net of income tax of $882,146 and $1,305,026	(1,712,400)	(2,533,287)

Other comprehensive (loss) income	(26,048,975)	2,035,818

Comprehensive (loss) income	$(16,944,552)	$12,069,032

See accompanying notes to consolidated financial statements

Donegal Group Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(Unaudited)

Six Months Ended June 30, 2013

	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2012	20,941,821	5,649,240	$209,419	$56,492	$176,416,585	$26,394,577	$209,670,214	$(12,713,193)	$400,034,094
Issuance of common stock (stock compensation plans)	330,699		3,307		4,748,102				4,751,409
Net income							9,104,423		9,104,423
Cash dividends declared							(3,226,449)		(3,226,449)
Grant of stock options					20,112		(20,112)		—
Tax benefit on exercise of stock options					186,881				186,881
Other comprehensive loss						(26,048,975)			(26,048,975)

Balance, June 30, 2013	21,272,520	5,649,240	$212,726	$56,492	$181,371,680	$345,602	$215,528,076	$(12,713,193)	$384,801,383

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities:
Net income	$9,104,423	$10,033,214

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,731,939	2,206,268
Net realized investment gains	(2,594,546)	(3,838,313)
Equity in earnings of Donegal Financial Services Corporation	(1,764,474)	(2,284,775)
Changes in assets and liabilities:
Losses and loss expenses	30,822,822	6,372,073
Unearned premiums	29,053,529	27,916,480
Premiums receivable	(14,796,642)	(13,443,007)
Deferred acquisition costs	(3,186,920)	(3,210,132)
Deferred income taxes	1,462,275	1,729,232
Reinsurance receivable	(24,634,256)	225,485
Prepaid reinsurance premiums	(7,688,112)	(7,720,404)
Accrued investment income	217,457	306,829
Due to affiliate	(5,195,486)	(6,694,854)
Reinsurance balances payable	6,409,821	(2,997,015)
Current income taxes	(2,924,912)	(1,431,923)
Accrued expenses	(240,983)	(3,748,740)
Other, net	1,000,041	(192,153)

Net adjustments	7,671,553	(6,804,949)

Net cash provided by operating activities	16,775,976	3,228,265

Cash Flows from Investing Activities:
Purchases of fixed maturities, available for sale	(105,331,013)	(108,961,804)
Purchases of equity securities, available for sale	(7,960,000)	(2,778,594)
Maturity of fixed maturities:
Held to maturity	7,594,156	8,871,191
Available for sale	33,013,851	59,262,963
Sales of fixed maturities, available for sale	51,460,696	43,190,385
Sales of equity securities, available for sale	7,964,080	7,160,201
Net purchases of property and equipment	(334,227)	(21,266)
Net decrease in investment in affiliates	465,000	—
Net sales (purchases) of short-term investments	8,913,405	(627,093)

Net cash (used in) provided by investing activities	(4,214,052)	6,095,983

Cash Flows from Financing Activities:
Cash dividends paid	(6,292,981)	(6,066,635)
Issuance of common stock	4,889,211	1,810,604
Purchase of treasury stock	—	(681,961)
Payments on subordinated debentures	(15,465,000)	—
Payments on line of credit	(9,000,000)	—
Borrowings under lines of credit	18,500,000	405,499

Net cash used in financing activities	(7,368,770)	(4,532,493)

Net increase in cash	5,193,154	4,791,755
Cash at beginning of period	19,801,290	13,245,378

Cash at end of period	$24,994,444	$18,037,133

Cash paid during period—Interest	$831,215	$1,081,482
Net cash paid during period—Taxes	$3,100,000	$1,626,965

See accompanying notes to consolidated financial statements.

DONEGAL GROUP INC. AND SUBSIDIARIES

(Unaudited)

Notes to Consolidated Financial Statements

1—Organization

Donegal Mutual Insurance Company (“Donegal Mutual”) organized us as an insurance holding company on August 26, 1986. Our insurance subsidiaries, Atlantic States Insurance Company (“Atlantic States”), Southern Insurance Company of Virginia (“Southern”), Le Mars Insurance Company (“Le Mars”), the Peninsula Insurance Group (“Peninsula”), which consists of Peninsula Indemnity Company and The Peninsula Insurance Company, Sheboygan Falls Insurance Company (“Sheboygan”) and Michigan Insurance Company (“MICO”), write personal and commercial lines of property and casualty coverages exclusively through a network of independent insurance agents in certain Mid-Atlantic, Midwestern, New England and Southern states. We also own 48.2% of the outstanding stock of Donegal Financial Services Corporation (“DFSC”), a grandfathered unitary savings and loan holding company that owns Union Community Bank (“UCB”). UCB completed its conversion from a federal savings bank to a state savings bank in the second quarter of 2013. UCB has 13 banking offices, all of which are located in Lancaster County, Pennsylvania. Donegal Mutual owns the remaining 51.8% of the outstanding stock of DFSC.

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

At June 30, 2013, Donegal Mutual held approximately 38% of our outstanding Class A common stock and approximately 76% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 66% of the total voting power of the two outstanding classes of our common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations that arise from a pooling agreement and other intercompany agreements and transactions. While each company maintains its separate corporate existence, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

Atlantic States, our largest subsidiary, participates in a pooling agreement with Donegal Mutual. Under the pooling agreement, Atlantic States has an 80% share of the results of the pooled business, and Donegal Mutual has a 20% share of the results of the pooled business.

The same executive management and underwriting personnel administer products, classes of business underwritten, pricing practices and underwriting standards of Donegal Mutual and our insurance subsidiaries. In addition, as the Donegal Insurance Group, Donegal Mutual and our insurance subsidiaries share a combined business plan to achieve market penetration and our underwriting profitability objectives. The products our insurance subsidiaries and Donegal Mutual market are generally complementary, thereby allowing the Donegal Insurance Group to offer a broader range of products to a given market and to expand the Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account. Distinctions within the products Donegal Mutual and our insurance subsidiaries offer generally relate to specific risk profiles targeted within similar classes of business, such as preferred tier versus standard tier products, but we do not allocate all of the standard risk gradients to either company. Therefore, the underwriting profitability of the business the individual companies write directly will vary. However, because the underwriting pool homogenizes the risk characteristics of all business Donegal Mutual and Atlantic States write directly, Donegal Mutual and Atlantic States share the underwriting results in proportion to their respective participation in the pool. Pooled business represents the predominant percentage of the net underwriting activity of both Donegal Mutual and Atlantic States.

On February 23, 2009, our board of directors authorized a share repurchase program pursuant to which we may purchase up to 300,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the Securities and Exchange Commission (the “SEC”) and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the six-month period ended June 30, 2013. We purchased 45,764 shares of our Class A common stock under this program during the six-month period ended June 30, 2012. We have purchased a total of 271,692 shares of our Class A common stock under this program from its inception through June 30, 2013.

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 additional shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the SEC and in privately negotiated transactions.

At our annual meeting of stockholders on April 18, 2013, our stockholders approved an amendment to our certificate of incorporation that increased the number of shares of our Class A common stock we have the authority to issue from 30.0 million shares to 40.0 million shares.

2—Basis of Presentation

Our financial information for the interim periods included in this Form 10-Q Report is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of our management, are necessary for a fair presentation of our financial position, results of operations and cash flows for those interim periods. Our results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results of operations we expect for the year ending December 31, 2013.

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

	Three Months Ended June 30,
	2013		2012
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic and diluted net income per share:
Numerator:
Allocation of net income	$2,102	$527	$1,621	$402

Denominator:
Weighted-average shares outstanding	21,202,571	5,576,775	20,041,887	5,576,775

Basic net income per share	$0.10	$0.09	$0.08	$0.07

Diluted net income per share:
Numerator:
Allocation of net income	$2,102	$527	$1,621	$402

Denominator:
Number of shares used in basic computation	21,202,571	5,576,775	20,041,887	5,576,775
Weighted-average shares effect of dilutive securities
Add: Director and employee stock options	401,309	—	297,501	—

Number of shares used in per share computations	21,603,880	5,576,775	20,339,388	5,576,775

Diluted net income per share	$0.10	$0.09	$0.08	$0.07

	Six Months Ended June 30,
	2013		2012
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic and diluted net income per share:
Numerator:
Allocation of net income	$7,304	$1,801	$8,013	$2,020

Denominator:
Weighted-average shares outstanding	20,637,801	5,576,775	20,019,086	5,576,775

Basic net income per share	$0.35	$0.32	$0.40	$0.36

Diluted net income per share:
Numerator:
Allocation of net income	$7,304	$1,801	$8,013	$2,020

Denominator:
Number of shares used in basic computation	20,637,801	5,576,775	20,019,086	5,576,775
Weighted-average shares effect of dilutive securities
Add: Director and employee stock options	346,296	—	331,169	—

Number of shares used in per share computations	20,984,097	5,576,775	20,350,255	5,576,775

Diluted net income per share	$0.35	$0.32	$0.39	$0.36

We did not include outstanding options to purchase the following number of shares of Class A common stock in our computation of diluted earnings per share because the exercise price of the options was greater than the average market price of our Class A common stock during the applicable period:

	Three Month Ended June 30,		Six Month Ended June 30,
	2013	2012	2013	2012
Number of Class A shares excluded	1,199,000	1,229,500	1,199,000	1,226,500

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

Our insurance subsidiaries and Donegal Mutual purchase certain third-party reinsurance on a combined basis. Le Mars, MICO, Peninsula and Sheboygan also purchase separate third-party reinsurance that provides coverage that is commensurate with their relative size and exposures. Our insurance subsidiaries use several different reinsurers, all of which, consistent with requirements of our insurance subsidiaries and Donegal Mutual, have an A.M. Best rating of A- (Excellent) or better or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A- rating from A.M. Best. The following information describes the external reinsurance our insurance subsidiaries have in place at June 30, 2013:

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

Other than the changes we discuss above, we have made no significant changes to our third-party reinsurance or the reinsurance agreements between our insurance subsidiaries and Donegal Mutual during the six months ended June 30, 2013.

5—Investments

The amortized cost and estimated fair values of our fixed maturities and equity securities at June 30, 2013 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
Obligations of states and political subdivisions	$34,256	$909	$—	$35,165
Residential mortgage-backed securities	115	7	—	122

Totals	$34,371	$916	$—	$35,287

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$88,497	$177	$3,139	$85,535
Obligations of states and political subdivisions	399,950	15,733	9,622	406,061
Corporate securities	66,530	1,583	1,203	66,910
Residential mortgage-backed securities	121,757	1,116	2,341	120,532
Fixed maturities	676,734	18,609	16,305	679,038
Equity securities	8,938	136	168	8,906

Totals	$685,672	$18,745	$16,473	$687,944

At June 30, 2013, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $336.6 million and an amortized cost of $328.9 million. Our holdings at June 30, 2013 also included special revenue bonds with an aggregate fair value of $104.6 million and an amortized cost of $105.3 million. With respect to both categories of these bonds, we held no securities of any issuer that comprised more than 10% of the category at June 30, 2013. Education bonds and water and sewer utility bonds represented 57% and 21%, respectively, of our total investments in special revenue bonds based on their carrying values at June 30, 2013. Many of the issuers of the special revenue bonds we held at June 30, 2013 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held are similar to general obligation bonds.

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

We show below the amortized cost and estimated fair value of our fixed maturities at June 30, 2013 by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity
Due in one year or less	$500	$500
Due after one year through five years	28,800	29,566
Due after five years through ten years	4,956	5,099
Due after ten years	—	—
Residential mortgage-backed securities	115	122

Total held to maturity	$34,371	$35,287

Available for sale
Due in one year or less	$11,055	$11,215
Due after one year through five years	55,883	56,907
Due after five years through ten years	216,350	219,694
Due after ten years	271,689	270,690
Residential mortgage-backed securities	121,757	120,532

Total available for sale	$676,734	$679,038

Gross realized gains and losses from investments before applicable income taxes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Gross realized gains:
Fixed maturities	$1,389	$2,199	$2,340	$3,695
Equity securities	267	98	741	927

	1,656	2,297	3,081	4,622

Gross realized losses:
Fixed maturities	10	2	24	7
Equity securities	392	767	462	777

	402	769	486	784

Net realized gains	$1,254	$1,528	$2,595	$3,838

We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at June 30, 2013 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$75,256	$3,139	$—	$—
Obligations of states and political subdivisions	101,956	9,622	—	—
Corporate securities	20,838	1,203	—	—
Residential mortgage-backed securities	73,008	2,341	—	—
Equity securities	2,920	168	—	—

Totals	$273,978	$16,473	$—	$—

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

Of our total fixed maturity securities with an unrealized loss at June 30, 2013, we classified 190 securities with a fair value of $271.1 million and an unrealized loss of $16.3 million as available-for-sale and carried them at fair value on our balance sheet.

Of our total fixed maturity securities with an unrealized loss at December 31, 2012, we classified 46 securities with a fair value of $72.2 million and an unrealized loss of $825,168 as available-for-sale and carried them at fair value on our balance sheet.

We have no direct exposure to sub-prime residential mortgage-backed securities and hold no collateralized debt obligations. Substantially all of the unrealized losses in our fixed maturity investment portfolio have resulted from general market conditions and the related impact on our fixed maturity investment valuations. We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, when we consider the decline in value of an individual investment to be other than temporary, we write the investment down to its fair value, and we reflect the amount of the write-down as a realized loss in our results of operations. We individually monitor all investments for other-than-temporary declines in value. Generally, if an individual equity security has depreciated in value by more than 20% of its original cost, and has been in an unrealized loss position for more than six months, we assume the decline in value is other than temporary. We held seven equity securities that were in an unrealized loss position at June 30, 2013. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we consider these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. To determine whether a credit loss has occurred, we compare the amortized cost of the debt security to the present value of the cash flows we expect to receive. If we expect a cash flow shortfall, we consider a credit loss to have occurred. If we consider a credit loss to have occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including whether the fair value of the investment is significantly below its cost, whether the financial condition of the issuer of the security has deteriorated, the occurrence of industry, company and geographic events that have negatively impacted the value of the security and rating agency downgrades. We determined that no investments with fair values below cost had declined on an other-than-temporary basis during the first six months of 2013 and 2012, respectively.

We amortize premiums and discounts on debt securities over the life of the security as an adjustment to yield using the effective interest method. We compute realized investment gains and losses using the specific identification method.

We amortize premiums and discounts on mortgage-backed debt securities using anticipated prepayments.

We account for investments in our affiliates using the equity method of accounting. Under this method, we record our investment at cost, with adjustments for our share of our affiliates’ earnings and losses as well as changes in the equity of our affiliates due to unrealized gains and losses. Our investments in affiliates include our 48.2% ownership interest in DFSC. We include our share of DFSC’s net income in our results of operations. We have compiled the following summary financial information for DFSC at June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012, respectively, from the financial statements of DFSC. The financial information of DFSC at June 30, 2013 and for the three and six months then ended is unaudited.

Balance sheets:

	June 30, 2013	December 31, 2012
	(in thousands)
Total assets	$514,654	$509,670

Total liabilities	$440,762	$433,490
Stockholders’ equity	73,892	76,180

Total liabilities and stockholders’ equity	$514,654	$509,670

Income statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Net income	$1,401	$2,303	$3,659	$4,739

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

	Three Months Ended June 30,
	2013	2012
	(in thousands)
Revenues:
Premiums earned
Commercial lines	$49,612	$42,946
Personal lines	77,351	74,626

Net premiums earned	126,963	117,572
GAAP adjustments	—	(3)

GAAP premiums earned	126,963	117,569
Net investment income	4,671	4,919
Realized investment gains	1,254	1,528
Equity in earnings of DFSC	676	1,110
Other	1,944	2,173

Total revenues	$135,508	$127,299

Income before income taxes:
Underwriting loss:
Commercial lines	$(3,079)	$(157)
Personal lines	(3,448)	(9,815)

SAP underwriting loss	(6,527)	(9,972)
GAAP adjustments	2,591	3,572

GAAP underwriting loss	(3,936)	(6,400)
Net investment income	4,671	4,919
Realized investment gains	1,254	1,528
Equity in earnings of DFSC	676	1,110
Other	197	958

Income before income taxes	$2,862	$2,115

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Revenues:
Premiums earned
Commercial lines	$97,243	$83,783
Personal lines	154,422	148,484

Net premiums earned	251,665	232,267
GAAP adjustments	—	(6)

GAAP premiums earned	251,665	232,261
Net investment income	9,486	10,009
Realized investment gains	2,595	3,838
Equity in earnings of DFSC	1,764	2,285
Other	3,870	4,254

Total revenues	$269,380	$252,647

Income before income taxes:
Underwriting income (loss):
Commercial lines	$(4,670)	$2,320
Personal lines	(3,224)	(12,574)

SAP underwriting loss	(7,894)	(10,254)
GAAP adjustments	4,340	4,519

GAAP underwriting loss	(3,554)	(5,735)
Net investment income	9,486	10,009
Realized investment gains	2,595	3,838
Equity in earnings of DFSC	1,764	2,285
Other	654	1,566

Income before income taxes	$10,945	$11,963

7—Borrowings

Lines of Credit

In June 2013, we renewed our existing credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a $60.0 million unsecured, revolving line of credit. The line of credit now expires in July 2016. We have the right to request a one-year extension of the credit agreement as of each anniversary date of the agreement. At June 30, 2013, we had $46.5 million in outstanding borrowings and had the ability to borrow an additional $13.5 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus 2.25%. The interest rate on our outstanding borrowings is adjustable quarterly. At June 30, 2013, the interest rate on our outstanding borrowings was 2.44%. We pay a fee of 0.2% per annum on the loan commitment amount regardless of usage. The credit agreement requires our compliance with certain covenants. These covenants include minimum levels of our net worth, leverage ratio, statutory surplus and the A.M. Best ratings of our insurance subsidiaries. We complied with all requirements of the credit agreement during the six months ended June 30, 2013.

MICO is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis. Through its membership, MICO has the ability to issue debt to the FHLB of Indianapolis in exchange for cash advances. MICO had no outstanding borrowings with the FHLB of Indianapolis at June 30, 2013 or December 31, 2012. The table below presents the amount of FHLB of Indianapolis stock MICO purchased, collateral pledged and assets related to MICO’s membership at June 30, 2013.

FHLB stock purchased and owned as part of the agreement	$252,100
Collateral pledged, at par (carrying value $2,936,074)	3,700,000
Borrowing capacity currently available	2,544,684

Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. In the first quarter of 2013, Atlantic States issued secured debt in the principal amount of $15.0 million to the FHLB of Pittsburgh in exchange for cash advances in the amount of $15.0 million. The interest rate on the advance was .22% at June 30, 2013. Atlantic States then loaned $15.0 million to us. We used the proceeds of our loan from Atlantic States to fund our prepayment of our subordinated debentures, as we discuss below. Atlantic States had no outstanding borrowings with the FHLB of Pittsburgh at December 31, 2012. The table below presents the amount of FHLB of Pittsburgh stock Atlantic States purchased, collateral pledged and assets related to Atlantic States’ membership in the FHLB of Pittsburgh at June 30, 2013.

FHLB stock purchased and owned as part of the agreement	$960,300
Collateral pledged, at par (carrying value $15,878,619)	19,000,000
Borrowing capacity currently available	878,619

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

We charged compensation expense related to our stock compensation plans against income before income taxes of $155,523 and $119,868 for the three months ended June 30, 2013 and 2012, respectively, with a corresponding income tax benefit of $54,433 and $41,954, respectively. We charged compensation expense for our stock compensation plans against income before income taxes of $327,828 and $239,726 for the six months ended June 30, 2013 and 2012, respectively, with a corresponding income tax benefit of $114,740 and $83,904, respectively. At June 30, 2013, we had $824,223 of unrecognized compensation expense related to nonvested share-based compensation granted under our stock compensation plans. We expect to recognize this cost over a weighted average period of 1.2 years.

We account for share-based compensation to employees and directors of Donegal Mutual as share-based compensation to employees of a controlling entity. As such, we measure the fair value of the award at the grant date and recognize the fair value as a dividend to Donegal Mutual. This accounting applies to options we grant to employees and directors of Donegal Mutual, the employer of a majority of the employees that provide services to us. We recorded no implied dividends for the three months ended June 30, 2013 and 2012. We recorded implied dividends of $20,112 and $18,012 for the six months ended June 30, 2013 and 2012, respectively.

We received cash from option exercises under all stock compensation plans for the three months ended June 30, 2013 and 2012 of $1.9 million and $627,759, respectively. We received cash from option exercises under all stock compensation plans for the six months ended June 30, 2013 and 2012 of $3.6 million and $818,720, respectively. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of $87,952 and $31,935 for the three months ended June 30, 2013 and 2012, respectively. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of $186,881 and $39,042 for the six months ended June 30, 2013 and 2012, respectively.

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

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. We generally obtain one price per security. These pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates we obtain are representative of fair values based upon their general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security type and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At June 30, 2013 and December 31, 2012, we received one estimate per security from one of the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at June 30, 2013 and December 31, 2012, we did not identify any discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

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

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at June 30, 2013:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$85,535	$—	$85,535	$—
Obligations of states and political subdivisions	406,061	—	406,061	—
Corporate securities	66,910	—	66,910	—
Residential mortgage-backed securities	120,532	—	120,532	—
Equity securities	8,906	5,355	3,551	—

Totals	$687,944	$5,355	$682,589	$—

We did not transfer any investments between Levels 1 and 2 during the six months ended June 30, 2013.

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

10—Income Taxes

At June 30, 2013 and December 31, 2012, respectively, we had no material unrecognized tax benefits or accrued interest and penalties. Tax years 2009 through 2012 remained open for examination at June 30, 2013. We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of our tax asset. We established a valuation allowance of $440,778 related to a portion of the net operating loss carryforward of Le Mars at January 1, 2004. We have determined that we are not required to establish a valuation allowance for the other net deferred tax assets of $38.1 million and $37.6 million at June 30, 2013 and December 31, 2012, respectively, because it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income and the implementation of tax planning strategies. At June 30, 2013, we had a remaining net operating loss carryforward of $2.2 million related to the tax loss we incurred in 2011, which is available to offset our future taxable income and will expire in 2031 if not previously utilized. We also have a net operating loss carryforward of $4.7 million related to Le Mars, which will begin to expire in 2020 if not previously utilized. This carryforward is subject to an annual limitation in the amount that we can use in any one year of approximately $376,000.We also have an alternative minimum tax credit carryforward of $8.0 million with an indefinite life.

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

Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions as to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced a decrease in claims frequency on workers’ compensation claims during the past several years while claims severity has gradually increased. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on workers’ compensation claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in the levels of reinsurance coverage maintained and the collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries attempt to make appropriate adjustments for such changes in their reserves. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at June 30, 2013. For every 1% change in our insurance subsidiaries’ estimate for loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $2.6 million.

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

Donegal Mutual and our insurance subsidiaries operate together as the Donegal Insurance Group and share a combined business plan designed to achieve market penetration and underwriting profitability objectives. The products our insurance subsidiaries and Donegal Mutual offer are generally complementary, thereby allowing Donegal Insurance Group to offer a broader range of products to a given market and to expand Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account. Distinctions within the products of Donegal Mutual and our insurance subsidiaries generally relate to specific risk profiles targeted within similar classes of business, such as preferred tier products compared to standard tier products, but we do not allocate all of the standard risk gradients to one company. Therefore, the underwriting profitability of the business the individual companies write directly will vary. However, because the pool homogenizes the risk characteristics of all business Donegal Mutual and Atlantic States write directly and each company shares the results according to each company’s participation percentage, each company realizes its percentage share of the underwriting results of the pool. Our insurance subsidiaries’ unpaid liability for losses and loss expenses by major line of business at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012
	(in thousands)
Commercial lines:
Automobile	$34,420	$32,012
Workers’ compensation	75,455	67,715
Commercial multi-peril	42,233	39,645
Other	3,840	4,142

Total commercial lines	155,948	143,514

Personal lines:
Automobile	93,976	93,966
Homeowners	11,824	11,643
Other	1,999	1,813

Total personal lines	107,799	107,422

Total commercial and personal lines	263,747	250,936
Plus reinsurance recoverable	225,903	207,891

Total liability for unpaid losses and loss expenses	$489,650	$458,827

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

Percentage Change in Loss and Loss Expense Reserves Net of Reinsurance	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at June 30, 2013	Percentage Change in Stockholders’ Equity at June 30, 2013(1)	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2012	Percentage Change in Stockholders’ Equity at December 31, 2012(1)
	(dollars in thousands)
(10.0)%	$237,372	4.5%	$225,842	4.1%
(7.5)	243,966	3.3	232,116	3.1
(5.0)	250,560	2.2	238,389	2.0
(2.5)	257,153	1.1	244,663	1.0
Base	263,747	—	250,936	—
2.5	270,341	(1.1)	257,209	(1.0)
5.0	276,934	(2.2)	263,483	(2.0)
7.5	283,528	(3.3)	269,756	(3.1)
10.0	290,122	(4.5)	276,030	(4.1)

(1)	Net of income tax effect.

Statutory Combined Ratios

We evaluate our insurance operations by monitoring certain key measures of growth and profitability. In addition to using GAAP-based performance measurements, we also utilize certain non-GAAP financial measures that we believe are valuable in managing our business and for comparison to our peers. These non-GAAP measures are underwriting (loss) income, combined ratio and net premiums written. An insurance company’s statutory combined ratio is a standard measure of underwriting profitability. This ratio is the sum of the ratio of calendar-year incurred losses and loss expenses to premiums earned; the ratio of expenses incurred for commissions, premium taxes and underwriting expenses to net premiums written and the ratio of dividends to policyholders to premiums earned. The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. A combined ratio of less than 100 percent generally indicates underwriting profitability. The statutory combined ratio differs from the GAAP combined ratio. In calculating the GAAP combined ratio, we do not deduct installment payment fees from incurred expenses, and we base the expense ratio on premiums earned instead of premiums written. The following table sets forth our insurance subsidiaries’ statutory combined ratios by major line of business for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013		2012
Commercial lines:
Automobile	99.8%	108.6%	101.2%		100.9%
Workers’ compensation	108.1	89.8	104.9		91.8
Commercial multi-peril	103.1	95.4	100.8		91.9
Other	4.8	41.2	NM	[1]	35.6
Total commercial lines	101.4	95.1	99.9		92.0
Personal lines:
Automobile	100.2	105.8	102.2		106.3
Homeowners	101.6	116.3	95.3		105.9
Other	88.3	89.6	85.6		83.5
Total personal lines	100.2	108.4	99.2		105.0
Total commercial and personal lines	100.6	103.5	99.3		100.2

[1]	Not meaningful

Investments

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we write down an individual investment to its fair value and we reflect the amount of the write-down as a realized loss in our results of operations when we consider the decline in value of the individual investment to be other than temporary. We individually monitor all investments for other-than-temporary declines in value. Generally, we assume there has been an other-than-temporary decline in value if an individual equity security has depreciated in value by more than 20% of its original cost and has been in such an unrealized loss position for more than six months. We held seven equity securities that were in an unrealized loss position at June 30, 2013. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we considered these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect on the debt security. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, company or geographic events that have negatively impacted the value of a security or rating agency downgrades. We held 190 debt securities that were in an unrealized loss position at June 30, 2013. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary. We did not recognize any impairment losses in the first six months of 2013 or 2012.

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount we could realize if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. We generally obtain one price per security. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates we obtain are representative of fair values based upon their general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security type and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At June 30, 2013 and December 31, 2012, we received one estimate per security from one of the pricing services and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at June 30, 2013 and December 31, 2012, we did not identify any discrepancies and we did not make any adjustments to the estimates the pricing services provided.

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

Results of Operations—Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the three months ended June 30, 2013 were $140.6 million, an increase of $9.5 million, or 7.2%, from the $131.1 million of net premiums written for the second quarter of 2012. We primarily attribute the increase to a reduction in MICO’s external quota-share reinsurance, the impact of premium rate increases and an increase in the writing of commercial lines of business. Effective January 1, 2013, MICO reduced its external quota-share reinsurance percentage from 40% to 30%. Personal lines net premiums written increased $2.2 million, or 2.7%, for the second quarter of 2013 compared to the second quarter of 2012. The increase included $1.1 million related to the MICO reinsurance change, with the remainder of the increase attributable to premium rate increases our insurance subsidiaries implemented throughout 2013 and 2012. Commercial lines net premiums written increased $7.2 million, or 14.5%, for the second quarter of 2013 compared to the second quarter of 2012. The increase included $1.5 million related to the MICO reinsurance change, with the remainder of the increase attributable to premium rate increases and increased writings of new accounts in the commercial automobile, commercial multi-peril and workers’ compensation lines of business.

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the second quarter of 2013 were $127.0 million, an increase of $9.4 million, or 8.0%, compared to $117.6 million for the second quarter of 2012, reflecting increases in net premiums written during 2013 and 2012. Our insurance subsidiaries earn premiums and recognize them as revenue over the terms of their policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding 12-month period compared to the comparable period one year earlier.

Investment Income. Our net investment income was $4.7 million for the second quarter of 2013, compared to $4.9 million for the second quarter of 2012. We attribute this decrease primarily to lower average investment yields on our invested assets and a decrease in our total average invested assets from $788.2 million for the second quarter of 2012 to $784.7 million for the second quarter of 2013.

Net Realized Investment Gains. Net realized investment gains for the second quarter of 2013 were $1.3 million, compared to $1.5 million for the second quarter of 2012. The net realized investment gains for the second quarters of 2013 and 2012 resulted primarily from strategic sales of fixed maturities within our investment portfolio. We did not recognize any impairment losses in our investment portfolio during the second quarter of 2013 or 2012.

Equity in Earnings of DFSC. Our equity in the earnings of DFSC was $675,568 for the second quarter of 2013, compared to $1.1 million for the second quarter of 2012. The decrease in DFSC’s earnings resulted from a lesser benefit from acquisition accounting adjustments and a decrease in net realized investment gains during the second quarter of 2013 compared to the second quarter of 2012.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, for the second quarter of 2013 was 70.5%, a decrease from our insurance subsidiaries’ 73.5% loss ratio for the second quarter of 2012. Our insurance subsidiaries’ commercial lines loss ratio increased to 73.1% for the second quarter of 2013 compared to 67.6% for the second quarter of 2012, primarily due to an increase in workers’ compensation and commercial multi-peril loss ratios. The personal lines loss ratio decreased to 69.4% for the second quarter of 2013, compared to 77.9% for the second quarter of 2012, primarily due to a decrease in the personal automobile and homeowners loss ratios. Our insurance subsidiaries experienced unfavorable loss reserve development of approximately $4.7 million during the second quarter of 2013 in their reserves for prior accident years, compared to unfavorable loss reserve development of approximately $2.3 million during the second quarter of 2012. The change in loss reserve development patterns occurred primarily within our insurance subsidiaries’ commercial multi-peril, personal automobile and workers’ compensation reserves.

Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 32.3% for the second quarter of 2013, compared to 31.9% for the second quarter of 2012. We attribute this increase to increased underwriting-based incentive compensation costs for the second quarter of 2013.

Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratio was 103.1% and 105.4% for the three months ended June 30, 2013 and 2012, respectively.

Interest Expense. Our interest expense for the second quarter of 2013 was $333,699, compared to $630,455 for the second quarter of 2012. The decrease was related to a lower average interest rate on borrowings during the second quarter of 2013 compared to the second quarter of 2012 due to the utilization of FHLB borrowings to prepay $15.5 million of subordinated debentures.

Income Taxes. Income tax expense was $233,171 for the second quarter of 2013, representing an effective tax rate of 8.1%, compared to $92,015 for the second quarter of 2012, representing an effective tax rate of 4.4%. The effective tax rate in both periods represented an estimate based on projected annual taxable income.

Net Income and Earnings Per Share. Our net income for the second quarter of 2013 was $2.6 million, or $.10 per share of Class A common stock on a diluted basis and $.09 per share of Class B common stock, compared to net income of $2.0 million, or $.08 per share of Class A common stock on a diluted basis and $.07 per share of Class B common stock, for the second quarter of 2012. We had 20.4 million and 20.0 million Class A shares outstanding at June 30, 2013 and 2012, respectively. We had 5.6 million Class B shares outstanding for both periods.

Results of Operations—Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the six months ended June 30, 2013 were $273.0 million, an increase of $20.6 million, or 8.2%, from the $252.5 million of net premiums written for the comparable period of 2012. We primarily attribute the increase to a reduction in MICO’s external quota-share reinsurance, the impact of premium rate increases and an increase in the writing of commercial lines of business. Effective January 1, 2013, MICO reduced its external quota-share percentage from 40% to 30%. Personal lines net premiums written increased $4.2 million, or 2.7%, for the first half of 2013 compared to the first half of 2012. The increase included $2.3 million related to the MICO reinsurance change, with the remainder of the increase attributable to premium rate increases our insurance subsidiaries implemented throughout 2013 and 2012. Commercial lines net premiums written increased $16.4 million, or 16.5%, for the first half of 2013 compared to the first half of 2012. The increase included $3.1 million related to the MICO reinsurance change, with the remainder of the increase attributable to premium rate increases and increased writings of new accounts in the commercial automobile, commercial multi-peril and workers’ compensation lines of business.

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the first half of 2013 were $251.7 million, an increase of $19.4 million, or 8.4%, compared to $232.3 million for the first half of 2012, reflecting increases in net premiums written during 2013 and 2012. Our insurance subsidiaries earn premiums and recognize them as revenue over the terms of their policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding 12-month period compared to the comparable period one year earlier.

Investment Income. Our net investment income was $9.5 million for the first half of 2013, compared to $10.0 million for the first half of 2012. We attribute this decrease primarily to lower average investment yields on our invested assets.

Net Realized Investment Gains. Net realized investment gains for the first half of 2013 were $2.6 million, compared to $3.8 million for the first half of 2012. The net realized investment gains for the first half of 2013 and 2012 resulted primarily from strategic sales of fixed maturities within our investment portfolio. We did not recognize any impairment losses in our investment portfolio during the first half of 2013 or 2012.

Equity in Earnings of DFSC. Our equity in the earnings of DFSC was $1.8 million for the first six months of 2013, compared to $2.3 million for the first six months of 2012. The decrease in DFSC’s earnings resulted from a lesser benefit from acquisition accounting adjustments and a decrease in net realized investment gains during the first six months of 2013 compared to the first six months of 2012.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, for the first half of 2013 was 69.6%, a decrease from our insurance subsidiaries’ 70.2% loss ratio for the first half of 2012. Our insurance subsidiaries experienced increased frequency of large fire losses during the first half of 2013 compared to the first half of 2012. Large fire losses of $13.8 million in the first half of 2013 increased significantly compared to the $10.2 million sustained during the first half of 2012. Our insurance subsidiaries’ commercial lines loss ratio increased to 71.9% for the first half of 2013 compared to 63.8% for the first half of 2012, primarily due to an increase in workers’ compensation, commercial automobile and commercial multi-peril loss ratios. The personal lines loss ratio decreased to 68.7% for the first half of 2013, compared to 74.0% for the first half of 2012, primarily due to a decrease in the personal automobile and homeowners loss ratios. Our insurance subsidiaries experienced unfavorable loss reserve development of approximately $6.5 million during the first half of 2013 in their reserves for prior accident years, compared to unfavorable loss reserve development of approximately $2.7 million during the first half of 2012. The change in loss reserve development patterns occurred primarily within our insurance subsidiaries’ commercial multi-peril, personal automobile and workers’ compensation reserves.

Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 31.5% for the first half of 2013, compared to 32.1% for the first half of 2012. We attribute this decrease to decreased underwriting-based incentive compensation costs for the first half of 2013.

Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratio was 101.4% and 102.5% for the six months ended June 30, 2013 and 2012, respectively.

Interest Expense. Our interest expense for the first half of 2013 was $820,848, compared to $1.2 million for the first half of 2012. The decrease was related to a lower average interest rate on borrowings during the first half of 2013 compared to the first half of 2012 due to the utilization of FHLB borrowings to prepay $15.5 million of subordinated debentures.

Income Taxes. Income tax expense was $1.8 million for the first half of 2013, representing an effective tax rate of 16.8%, compared to $1.9 million for the first half of 2012, representing an effective tax rate of 16.1%. The effective tax rate in both periods represented an estimate based on projected annual taxable income.

Net Income and Earnings Per Share. Our net income for the first half of 2013 was $9.1 million, or $.35 per share of Class A common stock on a diluted basis and $.32 per share of Class B common stock, compared to net income of $10.0 million, or $.39 per share of Class A common stock on a diluted basis and $.36 per share of Class B common stock, for the first half of 2012. We had 20.4 million and 20.0 million Class A shares outstanding at June 30, 2013 and 2012, respectively. We had 5.6 million Class B shares outstanding for both periods.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as such obligations and needs arise. Our major sources of funds from operations are the net cash flows we generate from our insurance subsidiaries’ underwriting results, investment income and investment maturities.

We have historically generated sufficient net positive cash flow from our operations to fund our commitments and add to our investment portfolio, thereby increasing future investment returns. The impact of the pooling agreement between Donegal Mutual and Atlantic States has historically been cash-flow positive because of the consistent underwriting profitability of the pool. Donegal Mutual and Atlantic States settle their respective obligations to each other under the pool monthly, thereby resulting in cash flows substantially similar to the cash flows that would result from each company writing direct business. We have not experienced any unusual variations in the timing of claim payments associated with the loss reserves of our insurance subsidiaries. We maintain significant liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective, thereby providing an additional measure of liquidity to meet our obligations should an unexpected variation occur in the future. The net cash flows provided by our operating activities in the first six months of 2013 and 2012 were $16.8 million and $3.2 million, respectively, with the change in cash flows due primarily to our insurance subsidiaries’ premium growth during the first six months of 2013 compared to the prior-year period.

At June 30, 2013, we had $46.5 million in outstanding borrowings under our line of credit with M&T and had the ability to borrow an additional $13.5 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus 2.25%. At June 30, 2013, Atlantic States had $15.0 million in outstanding advances with the FHLB of Pittsburgh. The interest rate on these advances was .22% at June 30, 2013.

The following table shows our expected payments for significant contractual obligations at June 30, 2013:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Net liability for unpaid losses and loss expenses of our insurance subsidiaries	$263,747	$117,974	$121,631	$10,822	$13,320
Subordinated debentures	5,000	—	—	—	5,000
Borrowings under lines of credit	61,500	15,000	46,500	—	—

Total contractual obligations	$330,247	$132,974	$168,131	$10,822	$18,320

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

We estimate the timing of the amounts for the borrowings under our lines of credit based on their contractual maturities we discuss in Note 7 – Borrowings. The borrowings under our lines of credit carry interest rates that vary as we discuss in Note 7 – Borrowings. Based upon the interest rates in effect at June 30, 2013, our annual interest cost associated with the borrowings under our lines of credit is approximately $1.2 million. For every 1% change in the interest rate associated with the borrowings under our lines of credit, the effect on our annual interest cost would be approximately $615,000.

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

On February 23, 2009, our board of directors authorized a share repurchase program pursuant to which we may purchase up to 300,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the SEC and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the six-month period ended June 30, 2013. We purchased 45,764 shares of our Class A common stock under this program during the six-month period ended June 30, 2012. We have purchased a total of 271,692 shares of our Class A common stock under this program from its inception through June 30, 2013.

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we may purchase up to 500,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the SEC and in privately negotiated transactions.

On July 18, 2013, our board of directors declared quarterly cash dividends of 12.75 cents per share of our Class A common stock and 11.50 cents per share of our Class B common stock, payable on August 15, 2013 to our stockholders of record as of the close of business on August 1, 2013. We are not subject to any restrictions on our payment of dividends to our stockholders, although there are state law restrictions on the payment of dividends by our insurance subsidiaries to us. Dividends from our insurance subsidiaries are our principal source of cash for payment of dividends to our stockholders. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk based capital (“RBC”) requirements that may further impact their ability to pay dividends to us. Our insurance subsidiaries’ statutory capital and surplus at December 31, 2012 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin. Our insurance subsidiaries paid $10.0 million in dividends to us during the first six months of 2013. Amounts remaining available for distribution to us as dividends from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities in 2013 are $12.0 million from Atlantic States, $0 from Southern, $2.7 million from Le Mars, $2.3 million from Peninsula, $0 from Sheboygan and $2.2 million from MICO, or a total of approximately $19.2 million.

At June 30, 2013, we had no material commitments for capital expenditures.

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

Our investment mix shifted slightly due to a shift from lower-yielding short-term investments to fixed maturity investments during the first six months of 2013. We have maintained approximately the same duration of our investment portfolio to our liabilities from December 31, 2012 to June 30, 2013.

There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2012 through June 30, 2013.

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

Our business, results of operations and financial condition, and, therefore, the value of our Class A common stock and Class B common stock, are subject to a number of risks. For a description of certain risks, we refer to “Risk Factors” in our 2012 Annual Report on Form 10-K filed with the SEC on March 12, 2013. There have been no material changes in the risk factors disclosed in that Form 10-K Report during the six months ended June 30, 2013.

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

DONEGAL GROUP INC.

August 8, 2013	By:	/s/ Donald H. Nikolaus
Donald H. Nikolaus, President
and Chief Executive Officer

August 8, 2013	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Senior Vice President
and Chief Financial Officer