Form 10-Q
period 2013-09-30
DONEGAL GROUP INC
filed 2013-11-07
CIK 800457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,681,588 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on November 1, 2013.

DONEGAL GROUP INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Donegal Group Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost	$30,208,111	$42,100,196
Available for sale, at fair value	669,808,544	694,509,821
Equity securities, available for sale, at fair value	13,399,532	8,757,258
Investments in affiliates	36,347,441	37,235,530
Short-term investments, at cost, which approximates fair value	38,680,145	23,826,227

Total investments	788,443,773	806,429,032
Cash	22,792,517	19,801,290
Accrued investment income	6,493,342	6,332,085
Premiums receivable	130,495,957	117,196,478
Reinsurance receivable	241,923,788	215,893,322
Deferred policy acquisition costs	44,601,415	40,121,697
Deferred tax asset, net	19,059,816	6,267,536
Prepaid reinsurance premiums	118,456,083	111,156,162
Property and equipment, net	5,979,283	5,953,833
Accounts receivable - securities	1,907,583	—
Federal income taxes recoverable	1,771,283	—
Goodwill	5,625,354	5,625,354
Other intangible assets	958,010	958,010
Other	1,137,309	1,154,388

Total assets	$1,389,645,513	$1,336,889,187

Liabilities and Stockholders’ Equity
Liabilities
Unpaid losses and loss expenses	$496,477,613	$458,827,395
Unearned premiums	397,738,722	363,088,103
Accrued expenses	18,100,483	17,140,832
Reinsurance balances payable	14,537,456	13,941,337
Borrowings under lines of credit	64,500,000	52,000,000
Cash dividends declared to stockholders	—	3,066,532
Subordinated debentures	5,000,000	20,465,000
Federal income taxes payable	—	583,977
Due to affiliate	52,048	4,579,437
Drafts payable	1,466,446	863,589
Other	2,694,065	2,298,891

Total liabilities	1,000,566,833	936,855,093

Stockholders’ Equity
Preferred stock, $.01 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 40,000,000 and 30,000,000 shares, issued 21,360,992 and 20,941,821 shares and outstanding 20,440,130 and 20,025,199 shares	213,610	209,419
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	182,727,575	176,416,585
Accumulated other comprehensive (loss) income	(1,059,899)	26,394,577
Retained earnings	219,914,119	209,670,214
Treasury stock	(12,773,217)	(12,713,193)

Total stockholders’ equity	389,078,680	400,034,094

Total liabilities and stockholders’ equity	$1,389,645,513	$1,336,889,187

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,
	2013	2012
Revenues:
Net premiums earned	$130,645,011	$120,916,960
Investment income, net of investment expenses	4,624,287	4,715,295
Net realized investment gains (includes $349,164 accumulated other comprehensive income reclassifications)	349,164	1,312,137
Lease income	212,581	235,734
Installment payment fees	1,768,537	1,914,587
Equity in earnings of Donegal Financial Services Corporation	735,380	1,336,818

Total revenues	138,334,960	130,431,531

Expenses:
Net losses and loss expenses	84,882,734	82,105,094
Amortization of deferred policy acquisition costs	20,766,000	18,864,000
Other underwriting expenses	21,454,770	19,130,875
Policyholder dividends	456,675	401,531
Interest	431,899	584,109
Other expenses	828,674	473,240

Total expenses	128,820,752	121,558,849

Income before income tax expense	9,514,208	8,872,682
Income tax expense (includes $118,715 income tax expense from reclassification items)	1,860,474	2,033,298

Net income	$7,653,734	$6,839,384

Earnings per common share:
Class A common stock - basic and diluted	$0.30	$0.27

Class B common stock - basic and diluted	$0.27	$0.25

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,
	2013	2012
Net income	$7,653,734	$6,839,384
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on securities:
Unrealized holding (loss) income during the period, net of income tax (benefit) expense of ($638,094) and $3,494,545	(1,175,052)	6,527,358
Reclassification adjustment for gains included in net income, net of income tax of $118,715 and $446,127	(230,449)	(866,010)

Other comprehensive (loss) income	(1,405,501)	5,661,348

Comprehensive income	$6,248,233	$12,500,732

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Revenues:
Net premiums earned	$382,310,380	$353,177,873
Investment income, net of investment expenses	14,110,288	14,724,305
Net realized investment gains (includes $2,943,710 accumulated other comprehensive income reclassifications)	2,943,710	5,150,450
Lease income	638,535	727,705
Installment payment fees	5,212,420	5,676,957
Equity in earnings of Donegal Financial Services Corporation	2,499,854	3,621,593

Total revenues	407,715,187	383,078,883

Expenses:
Net losses and loss expenses	259,935,100	245,099,666
Amortization of deferred policy acquisition costs	60,236,000	54,980,000
Other underwriting expenses	61,335,688	57,617,438
Policyholder dividends	1,272,530	800,015
Interest	1,252,747	1,785,108
Other expenses	3,223,467	1,961,158

Total expenses	387,255,532	362,243,385

Income before income tax expense	20,459,655	20,835,498
Income tax expense (includes $1,000,861 income tax expense from reclassification items)	3,701,498	3,962,900

Net income	$16,758,157	$16,872,598

Earnings per common share:
Class A common stock - basic	$0.66	$0.67

Class A common stock - diluted	$0.65	$0.66

Class B common stock - basic and diluted	$0.60	$0.61

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Net income	$16,758,157	$16,872,598
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on securities:
Unrealized holding (loss) income during the period, net of income tax (benefit) expense of ($13,782,319) and $5,895,784	(25,511,627)	11,096,463
Reclassification adjustment for gains included in net income, net of income tax of $1,000,861 and $1,751,153	(1,942,849)	(3,399,297)

Other comprehensive (loss) income	(27,454,476)	7,697,166

Comprehensive (loss) income	$(10,696,319)	$24,569,764

See accompanying notes to consolidated financial statements

Donegal Group Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(Unaudited)

Nine Months Ended September 30, 2013

	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2012	20,941,821	5,649,240	$209,419	$56,492	$176,416,585	$26,394,577	$209,670,214	$(12,713,193)	$400,034,094
Issuance of common stock (stock compensation plans)	419,171		4,191		6,054,128				6,058,319
Net income							16,758,157		16,758,157
Cash dividends declared							(6,466,257)		(6,466,257)
Grant of stock options					47,995		(47,995)		—
Tax benefit on exercise of stock options					208,867				208,867
Repurchase of treasury shares								(60,024)	(60,024)
Other comprehensive loss						(27,454,476)			(27,454,476)

Balance, September 30, 2013	21,360,992	5,649,240	$213,610	$56,492	$182,727,575	$(1,059,899)	$219,914,119	$(12,773,217)	$389,078,680

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities:
Net income	$16,758,157	$16,872,598

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,438,386	3,305,664
Net realized investment gains	(2,943,710)	(5,150,450)
Equity in earnings of Donegal Financial Services Corporation	(2,499,854)	(3,621,593)
Changes in assets and liabilities:
Losses and loss expenses	37,650,218	4,246,743
Unearned premiums	34,650,619	36,813,848
Premiums receivable	(13,299,479)	(16,620,561)
Deferred acquisition costs	(4,479,718)	(4,544,020)
Deferred income taxes	1,990,901	3,343,578
Reinsurance receivable	(26,030,466)	911,821
Prepaid reinsurance premiums	(7,299,921)	(8,236,346)
Accrued investment income	(161,257)	117,431
Due to affiliate	(4,527,389)	(6,182,139)
Reinsurance balances payable	596,119	(2,602,978)
Current income taxes	(2,355,260)	(1,014,356)
Accrued expenses	959,651	(3,703,503)
Other, net	1,015,118	(441,632)

Net adjustments	15,703,958	(3,378,493)

Net cash provided by operating activities	32,462,115	13,494,105

Cash Flows from Investing Activities:
Purchases of fixed maturities, available for sale	(132,694,023)	(174,925,183)
Purchases of equity securities, available for sale	(12,605,485)	(17,768,362)
Maturity of fixed maturities:
Held to maturity	11,697,169	14,351,317
Available for sale	42,631,930	86,783,677
Sales of fixed maturities, available for sale	74,570,305	68,049,639
Sales of equity securities, available for sale	8,299,617	22,235,533
Net purchases of property and equipment	(617,902)	(61,731)
Net decrease (increase) in investment in affiliates	465,000	(100,000)
Net (purchases) sales of short-term investments	(14,853,918)	7,675,768

Net cash (used in) provided by investing activities	(23,107,307)	6,240,658

Cash Flows from Financing Activities:
Cash dividends paid	(9,532,789)	(9,137,357)
Issuance of common stock	6,194,232	2,357,890
Purchase of treasury stock	(60,024)	(1,349,380)
Payments on subordinated debentures	(15,465,000)	—
Payments on line of credit	(9,000,000)	(6,000,000)
Borrowings under lines of credit	21,500,000	1,190,694

Net cash used in financing activities	(6,363,581)	(12,938,153)

Net increase in cash	2,991,227	6,796,610
Cash at beginning of period	19,801,290	13,245,378

Cash at end of period	$22,792,517	$20,041,988

Cash paid during period - Interest	$1,189,584	$1,620,551
Net cash paid during period - Taxes	$3,850,000	$1,626,965

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

At September 30, 2013, Donegal Mutual held approximately 38% of our outstanding Class A common stock and approximately 76% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 66% of the total voting power of the two outstanding classes of our common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations that arise from a pooling agreement and other intercompany agreements and transactions. While each company maintains its separate corporate existence, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

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

On February 23, 2009, our board of directors authorized a share repurchase program pursuant to which we may purchase up to 300,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the Securities and Exchange Commission (the “SEC”) and in privately negotiated transactions. We purchased 4,240 and 92,364 shares of our Class A common stock under this program during the nine months ended September 30, 2013 and 2012, respectively. We have purchased a total of 275,932 shares of our Class A common stock under this program from its inception through September 30, 2013.

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 additional shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the SEC and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the nine-month period ended September 30, 2013.

At our annual meeting of stockholders on April 18, 2013, our stockholders approved an amendment to our certificate of incorporation that increased the number of shares of our Class A common stock we have the authority to issue from 30.0 million shares to 40.0 million shares.

2 -	Basis of Presentation

Our financial information for the interim periods included in this Form 10-Q Report is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of our management, are necessary for a fair presentation of our financial position, results of operations and cash flows for those interim periods. Our results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results of operations we expect for the year ending December 31, 2013.

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

	Three Months Ended September 30,
	2013		2012
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic and diluted net income per share:
Numerator:
Allocation of net income	$6,133	$1,521	$5,465	$1,374

Denominator:
Weighted-average shares outstanding	20,383,165	5,576,775	20,041,620	5,576,775

Basic net income per share	$0.30	$0.27	$0.27	$0.25

Diluted net income per share:
Numerator:
Allocation of net income	$6,133	$1,521	$5,465	$1,374

Denominator:
Number of shares used in basic computation	20,383,165	5,576,775	20,041,620	5,576,775
Weighted-average shares effect of dilutive securities
Add: Director and employee stock options	224,446	—	268,476	—

Number of shares used in per share computations	20,607,611	5,576,775	20,310,096	5,576,775

Diluted net income per share	$0.30	$0.27	$0.27	$0.25

	Nine Months Ended September 30,
	2013		2012
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic and diluted net income per share:
Numerator:
Allocation of net income	$13,414	$3,344	$13,478	$3,395

Denominator:
Weighted-average shares outstanding	20,246,449	5,576,775	20,026,652	5,576,775

Basic net income per share	$0.66	$0.60	$0.67	$0.61

Diluted net income per share:
Numerator:
Allocation of net income	$13,414	$3,344	$13,478	$3,395

Denominator:
Number of shares used in basic computation	20,246,449	5,576,775	20,026,652	5,576,775
Weighted-average shares effect of dilutive securities
Add: Director and employee stock options	305,377	—	310,117	—

Number of shares used in per share computations	20,551,826	5,576,775	20,336,769	5,576,775

Diluted net income per share	$0.65	$0.60	$0.66	$0.61

We did not include outstanding options to purchase the following number of shares of Class A common stock in our computation of diluted earnings per share because the exercise price of the options was greater than the average market price of our Class A common stock during the applicable period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Number of Class A shares excluded	1,559,267	1,222,000	1,209,000	1,219,000

4 -	Reinsurance

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

Our insurance subsidiaries and Donegal Mutual purchase certain third-party reinsurance on a combined basis. Le Mars, MICO, Peninsula and Sheboygan also purchase separate third-party reinsurance that provides coverage that is commensurate with their relative size and exposures. Our insurance subsidiaries use several different reinsurers, all of which, consistent with requirements of our insurance subsidiaries and Donegal Mutual, have an A.M. Best rating of A- (Excellent) or better or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A- rating from A.M. Best. The following information describes the external reinsurance our insurance subsidiaries have in place at September 30, 2013:

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

Other than the changes we discuss above, we have made no significant changes to our third-party reinsurance or the reinsurance agreements between our insurance subsidiaries and Donegal Mutual during the nine months ended September 30, 2013.

5 -	Investments

The amortized cost and estimated fair values of our fixed maturities and equity securities at September 30, 2013 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
Obligations of states and political subdivisions	$30,102	$670	$—	$30,772
Residential mortgage-backed securities	106	6	—	112

Totals	$30,208	$676	$—	$30,884

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$74,697	$207	$3,247	$71,657
Obligations of states and political subdivisions	398,591	14,872	10,509	402,954
Corporate securities	56,173	1,121	1,177	56,117
Residential mortgage-backed securities	140,039	1,630	2,588	139,081

Fixed maturities	669,500	17,830	17,521	669,809
Equity securities	13,520	165	285	13,400

Totals	$683,020	$17,995	$17,806	$683,209

At September 30, 2013, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $329.9 million and an amortized cost of $323.7 million. Our holdings at September 30, 2013 also included special revenue bonds with an aggregate fair value of $103.8 million and an amortized cost of $105.0 million. With respect to both categories of these bonds, we held no securities of any issuer that comprised more than 10% of the category at September 30, 2013. Education bonds and water and sewer utility bonds represented 55% and 22%, respectively, of our total investments in special revenue bonds based on their carrying values at September 30, 2013. Many of the issuers of the special revenue bonds we held at September 30, 2013 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held are similar to general obligation bonds.

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

We show below the amortized cost and estimated fair value of our fixed maturities at September 30, 2013 by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity
Due in one year or less	$—	$—
Due after one year through five years	25,158	25,709
Due after five years through ten years	4,944	5,063
Due after ten years	—	—
Residential mortgage-backed securities	106	112

Total held to maturity	$30,208	$30,884

Available for sale
Due in one year or less	$9,006	$9,124
Due after one year through five years	38,779	39,835
Due after five years through ten years	210,203	212,654
Due after ten years	271,473	269,115
Residential mortgage-backed securities	140,039	139,081

Total available for sale	$669,500	$669,809

Gross realized gains and losses from investments before applicable income taxes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Gross realized gains:
Fixed maturities	$390	$1,249	$2,730	$4,944
Equity securities	352	215	1,093	1,003

	742	1,464	3,823	5,947

Gross realized losses:
Fixed maturities	304	36	328	42
Equity securities	89	116	551	755

	393	152	879	797

Net realized gains	$349	$1,312	$2,944	$5,150

We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at September 30, 2013 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$55,647	$3,139	$1,421	$108
Obligations of states and political subdivisions	102,382	10,199	2,176	310
Corporate securities	20,611	1,059	1,995	118
Residential mortgage-backed securities	63,787	2,301	5,296	287
Equity securities	4,232	261	328	24

Totals	$246,659	$16,959	$11,216	$847

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

Of our total fixed maturity securities with an unrealized loss at September 30, 2013, we classified 183 securities with a fair value of $253.3 million and an unrealized loss of $17.5 million as available-for-sale and carried them at fair value on our balance sheet.

Of our total fixed maturity securities with an unrealized loss at December 31, 2012, we classified 46 securities with a fair value of $72.2 million and an unrealized loss of $825,168 as available-for-sale and carried them at fair value on our balance sheet.

We have no direct exposure to sub-prime residential mortgage-backed securities and hold no collateralized debt obligations. Substantially all of the unrealized losses in our fixed maturity investment portfolio have resulted from increased market interest rates and the related impact on our fixed maturity investment valuations. We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, when we consider the decline in value of an individual investment to be other than temporary, we write the investment down to its fair value, and we reflect the amount of the write-down as a realized loss in our results of operations. We individually monitor all investments for other-than-temporary declines in value. Generally, if an individual equity security has depreciated in value by more than 20% of its original cost, and has been in an unrealized loss position for more than six months, we assume the decline in value is other than temporary. We held nine equity securities that were in an unrealized loss position at September 30, 2013. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we consider these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. To determine whether a credit loss has occurred, we compare the amortized cost of the debt security to the present value of the cash flows we expect to receive. If we expect a cash flow shortfall, we consider a credit loss to have occurred. If we consider a credit loss to have occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including whether the fair value of the investment is significantly below its cost, whether the financial condition of the issuer of the security has deteriorated, the occurrence of industry, company and geographic events that have negatively impacted the value of the security and rating agency downgrades. We determined that no investments with fair values below cost had declined on an other-than-temporary basis during the first nine months of 2013 and 2012, respectively.

We amortize premiums and discounts on debt securities over the life of the security as an adjustment to yield using the effective interest method. We compute realized investment gains and losses using the specific identification method.

We amortize premiums and discounts on mortgage-backed debt securities using anticipated prepayments.

We account for investments in our affiliates using the equity method of accounting. Under this method, we record our investment at cost, with adjustments for our share of our affiliates’ earnings and losses as well as changes in the equity of our affiliates due to unrealized gains and losses. Our investments in affiliates include our 48.2% ownership interest in DFSC. We include our share of DFSC’s net income in our results of operations. We have compiled the following summary financial information for DFSC at September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012, respectively, from the financial statements of DFSC. The financial information of DFSC at September 30, 2013 and for the three and nine months then ended is unaudited.

	September 30, 2013	December 31, 2012
	(in thousands)
Balance sheets:
Total assets	$514,409	$509,670

Total liabilities	$439,107	$433,490
Stockholders’ equity	75,302	76,180

Total liabilities and stockholders’ equity	$514,409	$509,670

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Income statements:
Net income	$1,525	$2,771	$5,184	$7,510

6 -	Segment Information

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

	Three Months Ended September 30,
	2013	2012
	(in thousands)
Revenues:
Premiums earned
Commercial lines	$52,040	$44,921
Personal lines	78,605	75,996

GAAP premiums earned	130,645	120,917
Net investment income	4,624	4,715
Realized investment gains	349	1,312
Equity in earnings of DFSC	735	1,337
Other	1,982	2,151

Total revenues	$138,335	$130,432

Income before income taxes:
Underwriting income (loss):
Commercial lines	$2,537	$2,507
Personal lines	(961)	(3,980)

SAP underwriting income (loss)	1,576	(1,473)
GAAP adjustments	1,509	1,888

GAAP underwriting income	3,085	415
Net investment income	4,624	4,715
Realized investment gains	349	1,312
Equity in earnings of DFSC	735	1,337
Other	721	1,094

Income before income taxes	$9,514	$8,873

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Revenues:
Premiums earned
Commercial lines	$149,283	$128,704
Personal lines	233,027	224,479

Net premiums earned	382,310	353,183
GAAP adjustments	—	(5)

GAAP premiums earned	382,310	353,178
Net investment income	14,110	14,724
Realized investment gains	2,944	5,150
Equity in earnings of DFSC	2,500	3,622
Other	5,851	6,405

Total revenues	$407,715	$383,079

Income before income taxes:
Underwriting income (loss):
Commercial lines	$(2,133)	$4,827
Personal lines	(4,185)	(16,554)

SAP underwriting loss	(6,318)	(11,727)
GAAP adjustments	5,849	6,408

GAAP underwriting loss	(469)	(5,319)
Net investment income	14,110	14,724
Realized investment gains	2,944	5,150
Equity in earnings of DFSC	2,500	3,622
Other	1,375	2,659

Income before income taxes	$20,460	$20,836

7 -	Borrowings

Lines of Credit

In June 2013, we renewed our existing credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a $60.0 million unsecured, revolving line of credit. The line of credit expires in July 2016. We have the right to request a one-year extension of the credit agreement as of each anniversary date of the agreement. At September 30, 2013, we had $49.5 million in outstanding borrowings and had the ability to borrow an additional $10.5 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus 2.25%. The interest rate on our outstanding borrowings is adjustable quarterly. At September 30, 2013, the interest rate on our outstanding borrowings was 2.43%. We pay a fee of 0.2% per annum on the loan commitment amount regardless of usage. The credit agreement requires our compliance with certain covenants. These covenants include minimum levels of our net worth, leverage ratio, statutory surplus and the A.M. Best ratings of our insurance subsidiaries. We complied with all requirements of the credit agreement during the nine months ended September 30, 2013.

MICO is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis. Through its membership, MICO has the ability to issue debt to the FHLB of Indianapolis in exchange for cash advances. MICO had no outstanding borrowings with the FHLB of Indianapolis at December 31, 2012 or September 30, 2013. The table below presents the amount of FHLB of Indianapolis stock MICO purchased, collateral pledged and assets related to MICO’s membership at September 30, 2013.

FHLB stock purchased and owned as part of the agreement	$252,100

Collateral pledged, at par (carrying value $2,904,980)	3,700,000

Borrowing capacity currently available	2,514,048

Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. In the first quarter of 2013, Atlantic States issued secured debt in the principal amount of $15.0 million to the FHLB of Pittsburgh in exchange for cash advances in the amount of $15.0 million. The interest rate on the advances was .24% at September 30, 2013. Atlantic States then loaned $15.0 million to us. We used the proceeds of our loan from Atlantic States to fund our prepayment of our subordinated debentures, as we discuss below. Atlantic States had no outstanding borrowings with the FHLB of Pittsburgh at December 31, 2012. The table below presents the amount of FHLB of Pittsburgh stock Atlantic States purchased, collateral pledged and assets related to Atlantic States’ membership in the FHLB of Pittsburgh at September 30, 2013.

FHLB stock purchased and owned as part of the agreement	$870,300

Collateral pledged, at par (carrying value $15,837,274)	19,000,000

Borrowing capacity currently available	837,274

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

In January 2002, West Bend Mutual Insurance Company (“West Bend”), the prior owner of MICO, purchased a $5.0 million surplus note from MICO at face value to increase MICO’s statutory surplus. On December 1, 2010, Donegal Mutual purchased the surplus note from West Bend at face value. The surplus note carries an interest rate of 5.00%, and any repayment of principal or payment of interest on the surplus note requires prior approval of the Michigan Department of Insurance and Financial Services.

8 -	Share–Based Compensation

We measure all share-based payments to employees, including grants of stock options, and use a fair-value-based method for the recording of such expense in our consolidated statements of income. In determining the expense we record for stock options granted to directors and employees of our subsidiaries and affiliates, we estimate the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The significant assumptions we utilize in applying the Black-Scholes option pricing model are the risk-free interest rate, the expected term, the dividend yield and the expected volatility.

We charged compensation expense related to our stock compensation plans against income before income taxes of $155,069 and $121,189 for the three months ended September 30, 2013 and 2012, respectively, with a corresponding income tax benefit of $54,274 and $42,416, respectively. We charged compensation expense for our stock compensation plans against income before income taxes of $482,897 and $360,915 for the nine months ended September 30, 2013 and 2012, respectively, with a corresponding income tax benefit of $169,014 and $126,320, respectively. At September 30, 2013, we had $669,154 of unrecognized compensation expense related to nonvested share-based compensation granted under our stock compensation plans. We expect to recognize this cost over a weighted average period of 0.9 years.

We received cash from option exercises under all stock compensation plans for the three months ended September 30, 2013 and 2012 of $910,838 and $187,025, respectively. We received cash from option exercises under all stock compensation plans for the nine months ended September 30, 2013 and 2012 of $4.5 million and $1.0 million, respectively. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of $21,986 and $10,475 for the three months ended September 30, 2013 and 2012, respectively. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of $208,867 and $49,517 for the nine months ended September 30, 2013 and 2012, respectively.

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

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. We generally obtain one price per security. These pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates we obtain are representative of fair values based upon our investment personnel’s general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel regularly monitor the market, current trading ranges for similar securities and the pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security type and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At September 30, 2013 and December 31, 2012, we received one estimate per security from one of the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at September 30, 2013 and December 31, 2012, we did not identify any discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

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

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at September 30, 2013:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$71,657	$—	$71,657	$—
Obligations of states and political subdivisions	402,954	—	402,954	—
Corporate securities	56,116	—	56,116	—
Residential mortgage-backed securities	139,082	—	139,082	—
Equity securities	13,400	7,994	5,406	—

Totals	$683,209	$7,994	$675,215	$—

We did not transfer any investments between Levels 1 and 2 during the nine months ended September 30, 2013.

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at December 31, 2012:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$71,311	$—	$71,311	$—
Obligations of states and political subdivisions	416,987	—	416,987	—
Corporate securities	77,356	—	77,356	—
Residential mortgage-backed securities	128,856	—	128,856	—
Equity securities	8,757	5,366	3,391	—

Totals	$703,267	$5,366	$697,901	$—

10 -	Income Taxes

At September 30, 2013 and December 31, 2012, respectively, we had no material unrecognized tax benefits or accrued interest and penalties. Tax years 2010 through 2012 remained open for examination at September 30, 2013. We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of our tax asset. We established a valuation allowance of $440,778 related to a portion of the net operating loss carryforward of Le Mars at January 1, 2004. We have determined that we are not required to establish a valuation allowance for the other net deferred tax assets of $38.9 million and $37.6 million at September 30, 2013 and December 31, 2012, respectively, because it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income and the implementation of tax planning strategies. We also have a net operating loss carryforward of $5.1 million related to Le Mars, which will begin to expire in 2020 if not previously utilized. This carryforward is subject to an annual limitation in the amount that we can use in any one year of approximately $376,000. We also have an alternative minimum tax credit carryforward of $8.0 million with an indefinite life.

11 -	Impact of New Accounting Standards

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

In July 2013, the FASB issued a new standard that requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carryforward or similar tax loss or tax credit carryforward, rather than as a liability, when the uncertain tax position would reduce the net operating loss or other carryforward under the tax law of the applicable jurisdiction and when the entity intends to use the deferred tax asset for that purpose. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this new standard in 2014 will not impact our financial position, results of operations or cash flows.

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

Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions as to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced a decrease in claims frequency on workers’ compensation claims during the past several years while claims severity has gradually increased. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on workers’ compensation claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in the levels of reinsurance coverage maintained and the collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries attempt to make appropriate adjustments for such changes in their reserves. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at September 30, 2013. For every 1% change in our insurance subsidiaries’ estimate for loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $2.7 million.

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

Atlantic States’ participation in the pool with Donegal Mutual exposes it to adverse loss development on the business of Donegal Mutual included in the pool. However, pooled business represents the predominant percentage of the net underwriting activity of both companies, and Donegal Mutual and Atlantic States share proportionately any adverse risk development of the pooled business. The business in the pool is homogeneous and each company has a pro-rata share of the entire pool. Since substantially all of the business of Atlantic States and Donegal Mutual is pooled and each company shares the results according to its participation level under the terms of the pooling agreement, the intent of the underwriting pool is to produce a more uniform and stable underwriting result from year to year for each company than either company would experience individually and to spread the risk of loss between the companies.

Donegal Mutual and our insurance subsidiaries operate together as the Donegal Insurance Group and share a combined business plan designed to achieve market penetration and underwriting profitability objectives. The products our insurance subsidiaries and Donegal Mutual offer are generally complementary, thereby allowing Donegal Insurance Group to offer a broader range of products to a given market and to expand Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account. Distinctions within the products of Donegal Mutual and our insurance subsidiaries generally relate to specific risk profiles targeted within similar classes of business, such as preferred tier products compared to standard tier products, but we do not allocate all of the standard risk gradients to one company. Therefore, the underwriting profitability of the business the individual companies write directly will vary. However, because the pool homogenizes the risk characteristics of all business Donegal Mutual and Atlantic States write directly and each company shares the results according to each company’s participation percentage, each company realizes its percentage share of the underwriting results of the pool. Our insurance subsidiaries’ unpaid liability for losses and loss expenses by major line of business at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012
	(in thousands)
Commercial lines:
Automobile	$36,431	$32,012
Workers’ compensation	78,359	67,715
Commercial multi-peril	42,154	39,645
Other	3,600	4,142

Total commercial lines	160,544	143,514

Personal lines:
Automobile	93,723	93,966
Homeowners	10,698	11,643
Other	1,721	1,813

Total personal lines	106,142	107,422

Total commercial and personal lines	266,686	250,936
Plus reinsurance recoverable	229,792	207,891

Total liability for unpaid losses and loss expenses	$496,478	$458,827

We have evaluated the effect on our insurance subsidiaries’ unpaid loss and loss expense reserves and our stockholders’ equity in the event of reasonably likely changes in the variables we consider in establishing the loss and loss expense reserves of our insurance subsidiaries. We established the range of reasonably likely changes based on a review of changes in accident-year development by line of business and applied those changes to our insurance subsidiaries’ loss reserves as a whole. The selected range does not necessarily indicate what could be the potential best or worst case or the most likely scenario. The following table sets forth the estimated effect on our insurance subsidiaries’ unpaid loss and loss expense reserves and our stockholders’ equity in the event of reasonably likely changes in the variables we considered in establishing the loss and loss expense reserves of our insurance subsidiaries:

Percentage Change in Loss and Loss Expense Reserves Net of Reinsurance	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at September 30, 2013	Percentage Change in Stockholders’ Equity at September 30, 2013(1)	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2012	Percentage Change in Stockholders’ Equity at December 31, 2012(1)
(dollars in thousands)
(10.0)%	$240,017	4.5%	$225,842	4.1%
(7.5)	246,685	3.3	232,116	3.1
(5.0)	253,352	2.2	238,389	2.0
(2.5)	260,019	1.1	244,663	1.0
Base	266,686	—	250,936	—
2.5	273,353	(1.1)	257,209	(1.0)
5.0	280,020	(2.2)	263,483	(2.0)
7.5	286,687	(3.3)	269,756	(3.1)
10.0	293,355	(4.5)	276,030	(4.1)

(1)	Net of income tax effect.

Statutory Combined Ratios

We evaluate our insurance operations by monitoring certain key measures of growth and profitability. In addition to using GAAP-based performance measurements, we also utilize certain non-GAAP financial measures that we believe are valuable in managing our business and for comparison to our peers. These non-GAAP measures are underwriting (loss) income, combined ratio and net premiums written. An insurance company’s statutory combined ratio is a standard measure of underwriting profitability. This ratio is the sum of the ratio of calendar-year incurred losses and loss expenses to premiums earned; the ratio of expenses incurred for commissions, premium taxes and underwriting expenses to net premiums written and the ratio of dividends to policyholders to premiums earned. The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. A combined ratio of less than 100 percent generally indicates underwriting profitability. The statutory combined ratio differs from the GAAP combined ratio. In calculating the GAAP combined ratio, we do not deduct installment payment fees from incurred expenses, and we base the expense ratio on premiums earned instead of premiums written. The following table sets forth our insurance subsidiaries’ statutory combined ratios by major line of business for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013		2012	2013		2012
Commercial lines:
Automobile	109.0%		99.0%	103.9%		100.2%
Workers’ compensation	93.4		93.4	100.8		92.2
Commercial multi-peril	87.1		90.8	96.0		91.5
Other	NM	[1]	25.9	NM	[1]	32.3
Total commercial lines	93.0		91.4	97.5		91.7
Personal lines:
Automobile	101.9		100.0	102.1		104.2
Homeowners	93.0		102.6	94.5		104.8
Other	77.5		106.5	82.8		91.3
Total personal lines	97.9		101.3	98.7		103.7
Total commercial and personal lines	96.0		97.6	98.2		99.3

[1]	Not meaningful

Investments

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we write down an individual investment to its fair value and we reflect the amount of the write-down as a realized loss in our results of operations when we consider the decline in value of the individual investment to be other than temporary. We individually monitor all investments for other-than-temporary declines in value. Generally, we assume there has been an other-than-temporary decline in value if an individual equity security has depreciated in value by more than 20% of its original cost and has been in such an unrealized loss position for more than six months. We held nine equity securities that were in an unrealized loss position at September 30, 2013. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we considered these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect on the debt security. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, company or geographic events that have negatively impacted the value of a security or rating agency downgrades. We held 181 debt securities that were in an unrealized loss position at September 30, 2013. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary. We did not recognize any impairment losses in the first nine months of 2013 or 2012.

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount we could realize if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. We generally obtain one price per security. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates we obtain are representative of fair values based upon their general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security type and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At September 30, 2013 and December 31, 2012, we received one estimate per security from one of the pricing services and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at September 30, 2013 and December 31, 2012, we did not identify any discrepancies and we did not make any adjustments to the estimates the pricing services provided.

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

Results of Operations - Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the three months ended September 30, 2013 were $136.7 million, an increase of $7.4 million, or 5.7%, from the $129.3 million of net premiums written for the third quarter of 2012. We primarily attribute the increase to a reduction in MICO’s external quota-share reinsurance, the impact of premium rate increases and an increase in the writing of commercial lines of business. Effective January 1, 2013, MICO reduced its external quota-share reinsurance percentage from 40% to 30%. Personal lines net premiums written increased $1.7 million, or 2.1%, for the third quarter of 2013 compared to the third quarter of 2012. The increase included $1.0 million related to the MICO reinsurance change, with the remainder of the increase attributable to premium rate increases our insurance subsidiaries implemented throughout 2013 and 2012. Commercial lines net premiums written increased $5.6 million, or 12.1%, for the third quarter of 2013 compared to the third quarter of 2012. The increase included $1.3 million related to the MICO reinsurance change, with the remainder of the increase attributable to premium rate increases and increased writings of new accounts in the commercial automobile, commercial multi-peril and workers’ compensation lines of business.

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the third quarter of 2013 were $130.6 million, an increase of $9.7 million, or 8.0%, compared to $120.9 million for the third quarter of 2012, reflecting increases in net premiums written during 2013 and 2012. Our insurance subsidiaries earn premiums and recognize them as revenue over the terms of their policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding 12-month period compared to the comparable period one year earlier.

Investment Income. Our net investment income was $4.6 million for the third quarter of 2013, compared to $4.7 million for the third quarter of 2012. We attribute the modest decrease primarily to lower average investment yields on our invested assets.

Net Realized Investment Gains. Net realized investment gains for the third quarter of 2013 were $349,164, compared to $1.3 million for the third quarter of 2012. The net realized investment gains for the third quarters of 2013 and 2012 resulted primarily from strategic sales of fixed maturities within our investment portfolio. We did not recognize any impairment losses in our investment portfolio during the third quarter of 2013 or 2012.

Equity in Earnings of DFSC. Our equity in the earnings of DFSC was $735,380 for the third quarter of 2013, compared to $1.3 million for the third quarter of 2012. The decrease in DFSC’s earnings resulted from a lesser benefit from acquisition accounting adjustments during the third quarter of 2013 compared to the third quarter of 2012.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, for the third quarter of 2013 was 65.0%, a decrease from our insurance subsidiaries’ 67.9% loss ratio for the third quarter of 2012. Our insurance subsidiaries’ commercial lines loss ratio increased to 63.7% for the third quarter of 2013 compared to 61.3% for the third quarter of 2012, primarily due to an increase in workers’ compensation and commercial automobile loss ratios. The personal lines loss ratio decreased to 66.1% for the third quarter of 2013 compared to 72.3% for the third quarter of 2012, primarily due to a decrease in the personal automobile and homeowners loss ratios. We attribute the improvement to less severe weather and lower large fire losses during the third quarter of 2013, compared to the third quarter of 2012. Our insurance subsidiaries experienced unfavorable loss reserve development of approximately $3.1 million during the third quarter of 2013 in their reserves for prior accident years, compared to unfavorable loss reserve development of approximately $2.9 million during the third quarter of 2012. The change in loss reserve development patterns occurred primarily within our insurance subsidiaries’ commercial automobile, personal automobile and workers’ compensation reserves.

Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 32.3% for the third quarter of 2013, compared to 31.4% for the third quarter of 2012. We attribute this increase to higher underwriting-based incentive compensation costs for the third quarter of 2013.

Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratio was 97.6% and 99.6% for the three months ended September 30, 2013 and 2012, respectively.

Interest Expense. Our interest expense for the third quarter of 2013 was $431,899, compared to $584,109 for the third quarter of 2012. The decrease was related to a lower average interest rate on borrowings during the third quarter of 2013 compared to the third quarter of 2012 due to the utilization of FHLB borrowings to prepay $15.5 million of subordinated debentures during the first quarter of 2013.

Income Taxes. Income tax expense was $1.9 million for the third quarter of 2013, representing an effective tax rate of 19.6%, compared to $2.0 million for the third quarter of 2012, representing an effective tax rate of 22.9%. The effective tax rate in both periods represented an estimate based on projected annual taxable income.

Net Income and Earnings Per Share. Our net income for the third quarter of 2013 was $7.7 million, or $.30 per share of Class A common stock and $.27 per share of Class B common stock, compared to net income of $6.8 million, or $.27 per share of Class A common stock and $.25 per share of Class B common stock, for the third quarter of 2012. We had 20.4 million and 20.0 million Class A shares outstanding at September 30, 2013 and 2012, respectively. We had 5.6 million Class B shares outstanding for both periods.

Results of Operations - Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the nine months ended September 30, 2013 were $409.7 million, an increase of $27.9 million, or 7.3%, from the $381.8 million of net premiums written for the comparable period of 2012. We primarily attribute the increase to a reduction in MICO’s external quota-share reinsurance, the impact of premium rate increases and an increase in the writing of commercial lines of business. Effective January 1, 2013, MICO reduced its external quota-share percentage from 40% to 30%. Personal lines net premiums written increased $5.9 million, or 2.5%, for the first nine months of 2013 compared to the first nine months of 2012. The increase included $3.3 million related to the MICO reinsurance change, with the remainder of the increase attributable to premium rate increases our insurance subsidiaries implemented throughout 2013 and 2012. Commercial lines net premiums written increased $22.0 million, or

15.1%, for the first nine months of 2013 compared to the first nine months of 2012. The increase included $4.4 million related to the MICO reinsurance change, with the remainder of the increase attributable to premium rate increases and increased writings of new accounts in the commercial automobile, commercial multi-peril and workers’ compensation lines of business.

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the first nine months of 2013 were $382.3 million, an increase of $29.1 million, or 8.2%, compared to $353.2 million for the first nine months of 2012, reflecting increases in net premiums written during 2013 and 2012. Our insurance subsidiaries earn premiums and recognize them as revenue over the terms of their policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding 12-month period compared to the comparable period one year earlier.

Investment Income. Our net investment income was $14.1 million for the first nine months of 2013, compared to $14.7 million for the first nine months of 2012. We attribute this decrease primarily to lower average investment yields on our invested assets.

Net Realized Investment Gains. Net realized investment gains for the first nine months of 2013 were $2.9 million, compared to $5.2 million for the first nine months of 2012. The net realized investment gains for the first nine months of 2013 and 2012 resulted primarily from strategic sales of fixed maturities within our investment portfolio. We did not recognize any impairment losses in our investment portfolio during the first nine months of 2013 or 2012.

Equity in Earnings of DFSC. Our equity in the earnings of DFSC was $2.5 million for the first nine months of 2013, compared to $3.6 million for the first nine months of 2012. The decrease in DFSC’s earnings resulted from a lesser benefit from acquisition accounting adjustments and a decrease in net realized investment gains during the first nine months of 2013 compared to the first nine months of 2012.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, for the first nine months of 2013 was 68.0%, a decrease from our insurance subsidiaries’ 69.4% loss ratio for the first nine months of 2012. Our insurance subsidiaries’ commercial lines loss ratio increased to 69.0% for the first nine months of 2013 compared to 62.9% for the first nine months of 2012, primarily due to increases in the workers’ compensation, commercial automobile and commercial multi-peril loss ratios. The personal lines loss ratio decreased to 67.7% for the first nine months of 2013, compared to 73.4% for the first nine months of 2012, primarily due to a decrease in the personal automobile and homeowners loss ratios. We attribute the improvement to less severe weather during the first nine months of 2013 compared to the first nine months of 2012. Our insurance subsidiaries experienced unfavorable loss reserve development of approximately $9.6 million during the first nine months of 2013 in their reserves for prior accident years, compared to unfavorable loss reserve development of approximately $5.6 million during the first nine months of 2012. The change in loss reserve development patterns occurred primarily within our insurance subsidiaries’ commercial automobile, personal automobile and workers’ compensation reserves.

Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 31.8% for the first nine months of 2013, comparable to 31.9% for the first nine months of 2012.

Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratio was 100.1% and 101.5% for the nine months ended September 30, 2013 and 2012, respectively.

Interest Expense. Our interest expense for the first nine months of 2013 was $1.3 million, compared to $1.8 million for the first nine months of 2012. The decrease was related to a lower average interest rate on borrowings during the first nine months of 2013 compared to the first nine months of 2012 due to the utilization of FHLB borrowings to prepay $15.5 million of subordinated debentures in the first quarter of 2013.

Income Taxes. Income tax expense was $3.7 million for the first nine months of 2013, representing an effective tax rate of 18.1%, compared to $4.0 million for the first nine months of 2012, representing an effective tax rate of 19.0%. The effective tax rate in both periods represented an estimate based on projected annual taxable income.

Net Income and Earnings Per Share. Our net income for the first nine months of 2013 was $16.8 million, or $.65 per share of Class A common stock on a diluted basis and $.60 per share of Class B common stock, compared to net income of $16.9 million, or $.66 per share of Class A common stock on a diluted basis and $.61 per share of Class B common stock, for the first nine months of 2012. We had 20.4 million and 20.0 million Class A shares outstanding at September 30, 2013 and 2012, respectively. We had 5.6 million Class B shares outstanding for both periods.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as such obligations and needs arise. Our major sources of funds from operations are the net cash flows we generate from our insurance subsidiaries’ underwriting results, investment income and investment maturities.

We have historically generated sufficient net positive cash flow from our operations to fund our commitments and add to our investment portfolio, thereby increasing future investment returns. The impact of the pooling agreement between Donegal Mutual and Atlantic States has historically been cash-flow positive because of the consistent underwriting profitability of the pool. Donegal Mutual and Atlantic States settle their respective obligations to each other under the pool monthly, thereby resulting in cash flows substantially similar to the cash flows that would result from each company writing direct business. We have not experienced any unusual variations in the timing of claim payments associated with the loss reserves of our insurance subsidiaries. We maintain significant liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective, thereby providing an additional measure of liquidity to meet our obligations should an unexpected variation occur in the future. The net cash flows provided by our operating activities in the first nine months of 2013 and 2012 were $32.5 million and $13.5 million, respectively, with the change in cash flows due primarily to our insurance subsidiaries’ premium growth and improved underwriting profitability during the first nine months of 2013 compared to the prior-year period.

At September 30, 2013, we had $49.5 million in outstanding borrowings under our line of credit with M&T and had the ability to borrow an additional $10.5 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus 2.25%. At September 30, 2013, Atlantic States had $15.0 million in outstanding advances with the FHLB of Pittsburgh. The interest rate on these advances was .24% at September 30, 2013.

The following table shows our expected payments for significant contractual obligations at September 30, 2013:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Net liability for unpaid losses and loss expenses of our insurance subsidiaries	$266,686	$119,794	$122,659	$10,933	$13,300
Subordinated debentures	5,000	—	—	—	5,000
Borrowings under lines of credit	64,500	15,000	49,500	—	—

Total contractual obligations	$336,186	$134,794	$172,159	$10,933	$18,300

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

We estimate the timing of the amounts for the borrowings under our lines of credit based on their contractual maturities we discuss in Note 7 – Borrowings. The borrowings under our lines of credit carry interest rates that vary as we discuss in Note 7 – Borrowings. Based upon the interest rates in effect at September 30, 2013, our annual interest cost associated with the borrowings under our lines of credit is approximately $1.2 million. For every 1% change in the interest rate associated with the borrowings under our lines of credit, the effect on our annual interest cost would be approximately $645,000.

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

On February 23, 2009, our board of directors authorized a share repurchase program pursuant to which we may purchase up to 300,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the Securities and Exchange Commission (the “SEC”) and in privately negotiated transactions. We purchased 4,240 and 92,364 shares of our Class A common stock under this program during the nine months ended September 30, 2013 and 2012, respectively. We have purchased a total of 275,932 shares of our Class A common stock under this program from its inception through September 30, 2013.

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 additional shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the SEC and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the nine-month period ended September 30, 2013.

On October 17, 2013, our board of directors declared quarterly cash dividends of 12.75 cents per share of our Class A common stock and 11.50 cents per share of our Class B common stock, payable on November 15, 2013 to our stockholders of record as of the close of business on November 1, 2013. We are not subject to any restrictions on our payment of dividends to our stockholders, although there are state law restrictions on the payment of dividends by our insurance subsidiaries to us. Dividends from our insurance subsidiaries are our principal source of cash for payment of dividends to our stockholders. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk based capital (“RBC”) requirements that may further impact their ability to pay dividends to us. Our insurance subsidiaries’ statutory capital and surplus at December 31, 2012 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin. Our insurance subsidiaries paid $10.0 million in dividends to us during the first nine months of 2013. Amounts remaining available for distribution to us as dividends from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities in 2013 are $12.0 million from Atlantic States, $0 from Southern, $2.7 million from Le Mars, $2.3 million from Peninsula, $0 from Sheboygan and $2.2 million from MICO, or a total of approximately $19.2 million.

At September 30, 2013, we had no material commitments for capital expenditures.

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

Our investment mix shifted slightly during the first nine months of 2013, as we increased our holdings of short-term investments to enable us to take advantage of potential shifts in market rates. We have maintained approximately the same duration of our investment portfolio to our liabilities from December 31, 2012 to September 30, 2013.

There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2012 through September 30, 2013.

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

Our business, results of operations and financial condition, and, therefore, the value of our Class A common stock and Class B common stock, are subject to a number of risks. For a description of certain risks, we refer to “Risk Factors” in our 2012 Annual Report on Form 10-K filed with the SEC on March 12, 2013. There have been no material changes in the risk factors disclosed in that Form 10-K Report during the nine months ended September 30, 2013.

Item 2.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 July 1-31, 2013	Class A – None Class B – None	Class A – None Class B – None	Class A – None Class B – None

Month #2 August 1-31, 2013	Class A – None Class B – 5,500	Class A – None Class B – $22.00	Class A – None Class B – 5,500		(1)

Month #3 September 1-30, 2013	Class A – 4,240 Class B – None	Class A – $14.16 Class B – None	Class A – 4,240 Class B – None		(2)

Total	Class A – 4,240 Class B – 5,500	Class A – $14.16 Class B – $22.00	Class A – 4,240 Class B – 5,500

(1)	Donegal Mutual purchased these shares pursuant to its announcement on August 17, 2004 that it will, at its discretion, purchase shares of our Class A common stock and Class B common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. Such announcement did not stipulate a maximum number of shares that may be purchased under this program.
(2)	We purchased these shares pursuant to our announcement on February 23, 2009 that we will purchase up to 300,000 shares of our Class A common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. We may purchase up to 24,068 additional shares of our Class A common stock under this stock repurchase program.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

Exhibit 31.1	Certification of Chief Executive Officer

Exhibit 31.2	Certification of Chief Financial Officer

Exhibit 32.1	Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Title 18 of the United States Code

Exhibit 32.2	Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Title 18 of the United States Code

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONEGAL GROUP INC.

November 7, 2013	By:	/s/ Donald H. Nikolaus
Donald H. Nikolaus, President and Chief Executive Officer

November 7, 2013	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Senior Vice President and Chief Financial Officer