Form 10-K
period 2013-12-31
DONEGAL GROUP INC
filed 2014-03-14
CIK 800457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $191,025,187.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 20,870,231 shares of Class A common stock and 5,576,775 shares of Class B common stock outstanding on March 1, 2014.

Documents Incorporated by Reference

The registrant incorporates by reference portions of the registrant’s definitive proxy statement relating to registrant’s annual meeting of stockholders to be held April 17, 2014 into Part III of this report.

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

Donegal Mutual Insurance Company, or Donegal Mutual, organized us as an insurance holding company on August 26, 1986. At December 31, 2013, Donegal Mutual held approximately 37% of our outstanding Class A common stock and approximately 76% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 65% of the aggregate voting power of our outstanding shares of Class A common stock and our outstanding shares of Class B common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to a pooling agreement and other intercompany agreements and transactions we describe in Note 3 of the Notes to Consolidated Financial Statements. While maintaining the separate corporate existence of each company, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

We have been an effective consolidator of smaller “main street” property and casualty insurance companies, and we expect to continue to acquire other insurance companies to expand our business in a given region or to commence operations in a new region. Since 1995, we have completed six acquisitions of property and casualty insurance companies or began to participate in their business through Donegal Mutual’s entry into quota-share reinsurance agreements with them.

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

We believe we have a substantial opportunity, as a well-capitalized regional insurance holding company with a solid business strategy, to grow profitably and compete effectively with national property and casualty insurers. Our downstream holding company structure, with Donegal Mutual holding approximately 65% of the aggregate voting power of our common stock, has proven its effectiveness and success over the past 28 years of our existence. Over that time frame, we have grown significantly in terms of revenue and financial strength, and the Donegal Insurance Group has developed an excellent reputation as a regional group of property and casualty insurers.

We own 48.2% of Donegal Financial Services Corporation, or DFSC. DFSC is a grandfathered unitary savings and loan holding company that owns all of the outstanding capital stock of Union Community Bank, a state savings bank, or UCB. UCB has 13 banking offices, all of which are located in Lancaster County, Pennsylvania. Donegal Mutual owns the remaining 51.8% of DFSC. For further information regarding DFSC, we refer to “Business - Donegal Financial Services Corporation” in this Form 10-K Annual Report.

We have four segments: our investment function, our personal lines of insurance, our commercial lines of insurance and our investment in DFSC. We set forth financial information about these segments in Note 19 of the Notes to Consolidated Financial Statements. The personal lines products of our insurance subsidiaries consist primarily of homeowners and private passenger automobile policies. The commercial lines products of our insurance subsidiaries consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies.

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

History and Organizational Structure

In the mid-1980’s, Donegal Mutual recognized the desirability, as a mutual insurance company, of developing additional sources of capital and surplus so it could remain competitive and have the surplus to expand its business and ensure its long-term viability. Donegal Mutual determined to implement a downstream holding company structure as one of its business strategies. Accordingly, in 1986, Donegal Mutual formed us as a downstream holding company. Initially, Donegal Mutual owned all of our outstanding common stock. After Donegal Mutual formed us, we in turn formed Atlantic States as our wholly owned property and casualty insurance company subsidiary.

In connection with the establishment of Atlantic States and our downstream insurance holding company system, Donegal Mutual and DGI entered into a proportional reinsurance agreement, or pooling agreement, that became effective October 1, 1986. Under the pooling agreement, Donegal Mutual and Atlantic States pool substantially all of their respective premiums, losses and loss expenses to the reinsurance pool, and the reinsurance pool, acting through Donegal Mutual, then cedes a portion of the pooled business, currently 80%, to our subsidiary, Atlantic States. Since we established Atlantic States in 1986, Donegal Mutual and our insurance subsidiaries have conducted business together as the Donegal Insurance Group, while retaining their separate legal and corporate existences. Donegal Mutual and Atlantic States share the underwriting results in proportion to their respective participation in the underwriting pool. As the Donegal Insurance Group, Donegal Mutual and our insurance subsidiaries share a combined business plan to enhance market penetration and underwriting profitability objectives. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophies, the same management, the same employees and the same facilities and offer the same types of insurance products. We believe Donegal Mutual’s majority interest in the combined voting power of our Class A common stock and of our Class B common stock fosters our ability to implement our business philosophies, enjoy management continuity, maintain superior employee relations and provide a stable environment within which we can grow our businesses.

The products Donegal Mutual and our insurance subsidiaries offer are generally complementary, which permits the Donegal Insurance Group to offer a broad range of products in a given market and to expand the Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account. Distinctions within the products Donegal Mutual and our insurance subsidiaries offer generally relate to specific risk profiles within similar classes of business, such as preferred tier products versus standard tier products. Donegal Mutual and we do not allocate all of the standard risk gradients to one company. As a result, the underwriting profitability of the business the individual companies write directly will vary. However, the underwriting pool homogenizes the risk characteristics of all business Donegal Mutual and Atlantic States write directly. We receive 80% of the results of the underwriting pool because Atlantic States has an 80% participation in the pool. The business Atlantic States derives from the underwriting pool represents a significant percentage of our total consolidated revenues. However, that percentage has gradually decreased over the past few years as we have acquired a number of other property and casualty insurance companies in other jurisdictions that do not participate in the underwriting pool.

As the capital of Atlantic States and our other insurance subsidiaries has increased, the underwriting capacity of our insurance subsidiaries, including Atlantic States, has proportionately increased. The size of the underwriting pool has increased substantially. Therefore, as we originally planned in the mid-1980s, Atlantic States has successfully raised the capital necessary to support the growth of its direct business as well as to accept increases in its allocation of business from the underwriting pool. In addition, the portion of the underwriting pool allocated to Atlantic States has increased from an initial allocation of 35% in 1986 to an 80% allocation since March 1, 2008. We do not anticipate any further change in the pooling agreement between Atlantic States and Donegal Mutual in the foreseeable future, including any change in the percentage participation of Atlantic States in the underwriting pool.

In addition to Atlantic States, our insurance subsidiaries include Southern Insurance Company of Virginia, or Southern, Le Mars Insurance Company, or Le Mars, The Peninsula Insurance Company and its wholly owned subsidiary, Peninsula Indemnity Company, or collectively, Peninsula, Sheboygan Falls Insurance Company, or Sheboygan, and Michigan Insurance Company, or MICO. We also benefit from Donegal Mutual’s 100% quota-share reinsurance agreement with Southern Mutual Insurance Company, or Southern Mutual, and Donegal Mutual’s placement of its assumed business from Southern Mutual into the pooling agreement.

The following chart depicts our organizational structure. The chart depicts all of our property and casualty insurance subsidiaries, Southern Mutual and our interest in DFSC:

(1)	Because of the different relative voting power of our Class A common stock and Class B common stock, our public stockholders hold approximately 34.6% of the aggregate voting power of our Class A common stock and Class B common stock and Donegal Mutual holds approximately 65.4% of the aggregate voting power of our Class A common stock and Class B common stock.

Relationship with Donegal Mutual

Donegal Mutual provides facilities, personnel and other services to us and our insurance subsidiaries. Donegal Mutual allocates certain related expenses to Atlantic States in relation to the relative participation of Donegal Mutual and Atlantic States in the underwriting pool. Our insurance subsidiaries other than Atlantic States reimburse Donegal Mutual for their respective personnel costs and bear their proportionate share of information services costs based on their respective percentage of the total written premiums of the Donegal Insurance Group. Charges for these services totaled $94.0 million, $78.8 million and $64.7 million for 2013, 2012 and 2011, respectively.

Our insurance subsidiaries have various reinsurance arrangements with Donegal Mutual. These agreements include:

•	excess of loss reinsurance agreements with Le Mars, Peninsula, Sheboygan and Southern;

•	catastrophe reinsurance agreements with Atlantic States, Le Mars and Southern;

•	a quota-share reinsurance agreement with Le Mars;

•	a quota-share reinsurance agreement with Peninsula; and

•	a quota-share reinsurance agreement with MICO.

The purpose of the excess of loss and catastrophe reinsurance agreements is to lessen the effects of a single large loss, or an accumulation of smaller losses arising from one event, to levels that are appropriate given each subsidiary’s size, underwriting profile and surplus position.

The purpose of the quota-share reinsurance agreement with Le Mars is to transfer to Le Mars 100% of the premiums and losses related to certain products Donegal Mutual offers in certain Midwest states, which provide the availability of complementary products to Le Mars’ commercial accounts.

The purpose of the quota-share reinsurance agreement with Peninsula is to transfer to Donegal Mutual 100% of the premiums and losses related to the workers’ compensation product line of Peninsula in certain states, which provides the availability of an additional workers’ compensation tier to Donegal Mutual’s commercial accounts. Donegal Mutual places its assumed business from Peninsula into the underwriting pool.

The purpose of the quota-share reinsurance agreement with MICO is to transfer to Donegal Mutual 25% of the premiums and losses related to MICO’s business. Donegal Mutual places its assumed business from MICO into the underwriting pool.

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

The coordinating committee also meets annually to review each existing agreement between Donegal Mutual and us or our insurance subsidiaries, including all reinsurance agreements between Donegal Mutual and our insurance subsidiaries. The purpose of this annual review is to examine the results of the agreements over the past year and, in the case of reinsurance agreements, over a five-year period and to determine if the results of the existing agreements remain fair and equitable to us and our stockholders and fair and equitable to Donegal Mutual and its policyholders or if Donegal Mutual and we should mutually agree to certain adjustments. In the case of these reinsurance agreements, the annual adjustments typically relate to the reinsurance premiums, losses and reinstatement premiums. These agreements are ongoing in nature and will continue in effect throughout 2014 in the ordinary course of business.

Our members on the coordinating committee, as of the date of this Form 10-K Annual Report, are Robert S. Bolinger and John J. Lyons. Donegal Mutual’s members on the coordinating committee as of such date are Dennis J. Bixenman and John E. Hiestand. We refer to our proxy statement for our annual meeting of stockholders on April 17, 2014 for further information about the members of the coordinating committee.

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

In the latter portion of the fourth quarter of 2013 and the first quarter of 2014, our board of directors and the board of directors of Donegal Mutual each undertook a review of the relationships of Donegal Mutual and DGI and determined that continuing the current relationships and the current corporate structure of Donegal Mutual and DGI is in the best interests of DGI and its various constituencies.

Business Strategy

Our strategy is designed to allow our insurance subsidiaries to achieve their longstanding goal of outperforming the United States property and casualty insurance industry in terms of profitability and service, thereby providing value to the policyholders of our insurance subsidiaries and, ultimately, providing value to our stockholders. The annual net premiums earned of our insurance subsidiaries have increased from $265.8 million in 2004 to $515.3 million in 2013, a compound annual growth rate of 7.6%. Over the same time period, our insurance subsidiaries have generally achieved a statutory combined ratio more favorable than that of the United States property and casualty insurance industry as a whole.

The combined ratio of our insurance subsidiaries and that of the United States property and casualty insurance industry as computed using United States generally accepted accounting principles, or GAAP, and statutory accounting principles, or SAP, for the years 2009 through 2013 are shown in the following table:

	2013	2012	2011	2010	2009
Our GAAP combined ratio(1)	98.8%	101.6%	110.6%	104.7%	102.2%
Our SAP combined ratio	97.4	99.8	107.9	102.9	101.1
Industry SAP combined ratio(2)	97.6	102.2	106.7	101.2	99.5

(1)	Our GAAP combined ratio for 2011 was adversely affected by accounting adjustments related to the acquisition of MICO.
(2)	As reported or projected by A.M. Best Company.

We and Donegal Mutual believe we can continue to expand our insurance operations over time through organic growth and acquisitions of, or affiliations with, other insurance companies. We and Donegal Mutual have enhanced the performance of companies we have acquired, while leveraging the acquired companies’ core strengths and local market knowledge to expand their operations. Our insurance subsidiaries and Donegal Mutual also seek to increase their premium base by making quality independent agency appointments, enhancing their competitive position within each agency, introducing new and enhanced insurance products and developing and maintaining automated systems to improve service, communications and efficiency.

We translate these initiatives into our book value growth in a number of ways, including the following:

•	maintaining a conservative underwriting culture and pricing discipline to sustain our record of underwriting profitability;

•	continuing our investment in technology to achieve operating efficiencies that lower expenses, enhance the service we provide to agencies and policyholders and increase the speed of our communications with agencies and policyholders; and

•	maintaining a conservative investment approach.

A detailed review of our business strategies follows:

•	Achieving underwriting profitability.

Our insurance subsidiaries focus on achieving a combined ratio of less than 100%. Our insurance subsidiaries achieved that objective in 2013, and we remain committed to achieving consistent underwriting profitability. We believe that underwriting profitability is a fundamental component of our long-term financial strength because it allows our insurance subsidiaries to generate profits without relying exclusively on their investment income. Our insurance subsidiaries seek to enhance their underwriting results by:

•	carefully selecting the product lines they underwrite;

•	carefully selecting the individual risks they underwrite;

•	minimizing their individual exposure to catastrophe-prone areas; and

•	evaluating their claims history on a regular basis to ensure the adequacy of their underwriting guidelines and product pricing.

Our insurance subsidiaries have no material exposures to asbestos and environmental liabilities. Our insurance subsidiaries seek to provide more than one policy to a given personal lines or commercial lines customer because this “account selling” strategy diversifies their risk and has historically improved their underwriting results. Our insurance subsidiaries also use reinsurance to manage their exposure and limit their maximum net loss from large single risks or risks in concentrated areas. Our insurance subsidiaries believe these practices are key factors in their ability to maintain a statutory combined ratio that has generally been more favorable than the combined ratio of the United States property and casualty insurance industry.

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

Since 1995, we have completed six acquisitions of property and casualty insurance companies or participated in their business through Donegal Mutual’s entry into quota-share reinsurance agreements with them. We intend to continue our growth by pursuing affiliations and acquisitions that meet our criteria. Our primary criteria are:

•	location in regions where our insurance subsidiaries are currently conducting business or that offer an attractive opportunity to conduct profitable business;

•	a mix of business similar to the mix of business of our insurance subsidiaries;

•	premium volume up to $100.0 million; and

•	fair and reasonable transaction terms.

We believe that our interrelationship with Donegal Mutual assists us in pursuing affiliations with, and subsequent acquisitions of, mutual insurance companies because, through Donegal Mutual, we understand the concerns and issues that mutual insurance companies face. In particular, Donegal Mutual has had success affiliating with underperforming mutual insurance companies, and we have either acquired them following their conversion to a stock company or benefited from their underwriting results as a result of Donegal Mutual’s entry into a 100% quota-share reinsurance agreement with them and placement of its assumed business into the pooling agreement. We have utilized our strengths and financial position to improve the operations of those underperforming insurance companies significantly. We evaluate a number of areas for operational synergies when considering acquisitions, including product underwriting, expenses, the cost of reinsurance and technology.

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

We believe that our ability to make direct acquisitions of stock insurance companies and to make indirect acquisitions of mutual insurance companies through a sponsored conversion or a quota-share reinsurance agreement provides us with flexibility that is a competitive advantage in making acquisitions. We also believe our historic record clearly demonstrates our ability to acquire control of an underperforming insurance company, re-underwrite its book of business, reduce its cost structure and return it to sustained profitability.

While Donegal Mutual and we generally engage in preliminary discussions with potential direct or indirect acquisition candidates on an almost continuous basis and are so engaged at the date of this Form 10-K Report, neither Donegal Mutual nor we make any public disclosure regarding a proposed acquisition until Donegal Mutual or we have entered into a definitive acquisition agreement.

The following table highlights our history of insurance company acquisitions and affiliations since 1988:

Company Name	State of Domicile	Year Control Acquired	Method of Acquisition/Affiliation
Southern Mutual Insurance Company and now Southern Insurance Company of Virginia	Virginia	1984	Surplus note investment by Donegal Mutual in 1984; demutualization in 1988; acquisition of stock by us in 1988.

Pioneer Mutual Insurance Company and then Pioneer Insurance Company (1)(2)	Ohio	1992	Surplus note investment by Donegal Mutual in 1992; demutualization in 1993; acquisition of stock by us in 1997.

Delaware Mutual Insurance Company and then Delaware Atlantic Insurance Company (1)(2)	Delaware	1993	Surplus note investment by Donegal Mutual in 1993; demutualization in 1994; acquisition of stock by us in 1995.

Pioneer Mutual Insurance Company and then Pioneer Insurance Company (1)(2)	New York	1995	Surplus note investment by Donegal Mutual in 1995; demutualization in 1998; acquisition of stock by us in 2001.

Southern Heritage Insurance Company (2)	Georgia	1998	Purchase of stock by us in 1998.

Le Mars Mutual Insurance Company of Iowa and now Le Mars Insurance Company (1)	Iowa	2002	Surplus note investment by Donegal Mutual in 2002; demutualization in 2004; acquisition of stock by us in 2004.

Peninsula Insurance Group	Maryland	2004	Purchase of stock by us in 2004.

Sheboygan Falls Mutual Insurance Company and now Sheboygan Falls Insurance Company (1)	Wisconsin	2007	Contribution note investment by Donegal Mutual in 2007; demutualization in 2008; acquisition of stock by us in 2008.

Southern Mutual Insurance Company (3)	Georgia	2009	Surplus note investment by Donegal Mutual and quota-share reinsurance in 2009.

Michigan Insurance Company	Michigan	2010	Purchase of stock by us and surplus note investment by Donegal Mutual in 2010.

(1)	Each of these acquisitions initially took the form of an affiliation with Donegal Mutual. Donegal Mutual provided surplus note financing to the insurance company, and, in connection therewith, sufficient designees of Donegal Mutual were appointed so as to constitute a majority of the members of the board of directors of the insurance company. Donegal Mutual and the insurance company simultaneously entered into a services agreement whereby Donegal Mutual provided services to improve the operations of the insurance company. Once the insurance company’s results of operations improved to the satisfaction of Donegal Mutual, Donegal Mutual sponsored the demutualization of the insurance company. Upon the consummation of the demutualization, Donegal Mutual converted the surplus note to capital stock of the newly demutualized insurance company. We then purchased all of the capital stock of the insurance company from Donegal Mutual and made an additional capital contribution in cash to assure compliance with minimum capital and surplus requirements and to provide adequate surplus to support the insurance company’s planned premium growth.
(2)	To reduce administrative and compliance costs and expenses, these subsidiaries subsequently merged into one of our existing insurance subsidiaries.
(3)	Control acquired by Donegal Mutual.

•	Providing responsive and friendly customer and agent service to enable our insurance subsidiaries to attract new policyholders and retain existing policyholders.

We believe that excellent policyholder service is important in attracting new policyholders and retaining existing policyholders. Our insurance subsidiaries work closely with their independent agents to provide a consistently responsive level of claims service, underwriting and customer support. Our insurance subsidiaries seek to respond expeditiously and effectively to address customer and independent agent inquiries in a number of ways, including:

•	availability of a customer call center for claims reporting;

•	availability of a secure website for access to policy information and documents, payment processing and other features;

•	timely replies to information requests and policy submissions; and

•	prompt responses to and processing of claims.

Our insurance subsidiaries periodically conduct policyholder surveys to evaluate the effectiveness of their service to policyholders. The management of our insurance subsidiaries meets on a regular basis with the personnel of the independent insurance agents our insurance subsidiaries appoint to seek service improvement recommendations, react to service issues and better understand local market conditions.

•	Maintaining premium rate adequacy to enhance the underwriting results of our insurance subsidiaries, while maintaining their existing book of business and preserving their ability to write new business.

Our insurance subsidiaries seek discipline in their pricing by effecting rate increases to maintain or improve their underwriting profitability without unduly affecting their customer retention. In addition to appropriate pricing, our insurance subsidiaries seek to ensure that their premium rates are adequate relative to the amount of risk they insure. Our insurance subsidiaries review loss trends on a periodic basis to identify changes in the frequency and severity of their claims and to assess the adequacy of their rates and underwriting standards. Our insurance subsidiaries also carefully monitor and audit the information they use to price their policies for the purpose of enabling them to receive an adequate level of premiums for the risk they assume. For example, our insurance subsidiaries inspect substantially all commercial lines risks and a substantial number of personal lines property risks before they commit to insure them to determine the adequacy of the insured amount to the value of the insured property, assess property conditions and identify any liability exposures. Our insurance subsidiaries audit the payroll data of their workers’ compensation customers to verify that the assumptions used to price a particular policy were accurate. By implementing appropriate rate increases and understanding the risks our insurance subsidiaries agree to insure, they are generally able to achieve their strategy of achieving consistent underwriting profitability.

•	Focusing on expense controls and utilization of technology to increase the operating efficiency of our insurance subsidiaries.

Our insurance subsidiaries maintain stringent expense controls under direct supervision of their senior management. We centralize many processing and administrative activities of our insurance subsidiaries to realize operating synergies and better control expenses. Our insurance subsidiaries utilize technology to automate much of their underwriting and to facilitate agency and policyholder communications on an efficient, timely and cost-effective basis. We operate on a paperless basis. As a result of our focus on expense control, our insurance subsidiaries have reduced their expense ratio from 36.6% in 1999 to 31.8% in 2013. Our insurance subsidiaries have also increased their annual premium per employee, a measure of efficiency that our insurance subsidiaries use to evaluate their operations, from approximately $470,000 in 1999 to approximately $915,000 in 2013.

Our insurance subsidiaries maintain technology comparable to that of the largest of their competitors. “Ease of doing business” is an increasingly important component of an insurer’s value to an independent agency. Our insurance subsidiaries provide a fully automated personal lines underwriting and policy issuance system called “WritePro®.” WritePro® is a web-based user interface that substantially eases data entry and facilitates the quoting and issuance of policies for the independent agents of our insurance subsidiaries. Our insurance subsidiaries also provide a similar commercial business system called “WriteBiz®.” WriteBiz® is a web-based user interface that provides the independent agents of our insurance subsidiaries with an online ability to quote and issue commercial automobile, workers’ compensation, business owners and tradesman policies automatically. WriteFarm® is a web-based user interface that provides the independent agents of our insurance subsidiaries with an online ability to quote and issue farm policies. As a result, applications of the independent agents for our insurance subsidiaries can become policies without further re-entry of information. These systems also interface with the policy management systems of the independent agents of our insurance subsidiaries.

•	Maintaining a conservative investment approach.

Return on invested assets is an important element of the financial results of our insurance subsidiaries. The investment strategy of our insurance subsidiaries is to generate an appropriate amount of after-tax income on invested assets while minimizing credit risk through investments in high-quality securities. As a result, our insurance subsidiaries seek to invest a high percentage of their assets in diversified, highly rated and marketable fixed-maturity instruments. The fixed-maturity portfolios of our insurance subsidiaries consist of both taxable and tax-exempt securities. Our insurance subsidiaries maintain a portion of their portfolios in short-term securities to provide liquidity for the payment of claims and operation of their respective businesses. Our insurance subsidiaries maintain a negligible percentage (1.5% at December 31, 2013) of their portfolios in equity securities.

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

Personal

•	Private passenger automobile - policies that provide protection against liability for bodily injury and property damage arising from automobile accidents and protection against loss from damage to automobiles owned by the insured.

•	Homeowners - policies that provide coverage for damage to residences and their contents from a broad range of perils, including fire, lightning, windstorm and theft. These policies also cover liability of the insured arising from injury to other persons or their property while on the insured’s property and under other specified conditions.

Commercial

•	Commercial automobile - policies that provide protection against liability for bodily injury and property damage arising from automobile accidents and protection against loss from damage to automobiles owned by the insured.

•	Commercial multi-peril - policies that provide protection to businesses against many perils, usually combining liability and physical damage coverages.

•	Workers’ compensation - policies employers purchase to provide benefits to employees for injuries sustained during employment. The workers’ compensation laws of each state determine the extent of the coverage we provide.

The following table sets forth the net premiums written of our insurance subsidiaries by line of insurance for the periods indicated:

	Year Ended December 31,
	2013		2012		2011
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Personal lines:
Automobile	$196,363	36.8%	$195,132	39.3%	$186,677	41.1%
Homeowners	106,420	20.0	97,120	19.6	89,405	19.7
Other	15,915	3.0	16,319	3.3	14,983	3.3

Total personal lines	318,698	59.8	308,571	62.2	291,065	64.1

Commercial lines:
Automobile	58,165	10.9	51,261	10.3	46,168	10.2
Workers’ compensation	77,589	14.5	65,390	13.2	51,849	11.4
Commercial multi-peril	74,516	14.0	64,476	13.0	57,988	12.8
Other	4,463	0.8	6,749	1.3	6,981	1.5

Total commercial lines	214,733	40.2	187,876	37.8	162,986	35.9

Total business	$533,431	100.0%	$496,447	100.0%	$454,051	100.0%

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

As part of the effort of our insurance subsidiaries to maintain acceptable underwriting results, they conduct annual reviews of agencies that have failed to meet their underwriting profitability criteria. The review process includes an analysis of the underwriting and re-underwriting practices of the agency, the completeness and accuracy of the applications the agency submits, the adequacy of the training of the agency’s staff and the agency’s record of adherence to the underwriting guidelines and service standards of our insurance subsidiaries. Based on the results of this review process, the marketing and underwriting personnel of our insurance subsidiaries develop, together with the agency, a plan to improve its underwriting profitability. Our insurance subsidiaries monitor the agency’s compliance with the plan and take other measures as required in the judgment of our insurance subsidiaries, including the termination to the extent applicable law permits of agencies that are unable to achieve acceptable underwriting profitability.

Distribution

Our insurance subsidiaries market their products primarily in the Mid-Atlantic, Midwestern, New England and Southern regions through approximately 2,600 independent insurance agencies. At December 31, 2013, the Donegal Insurance Group actively wrote business in 22 states (Alabama, Delaware, Georgia, Indiana, Iowa, Maine, Maryland, Michigan, Nebraska, New Hampshire, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Vermont, Virginia, West Virginia and Wisconsin). We believe the relationships of our insurance subsidiaries with their independent agents are valuable in identifying, obtaining and retaining profitable business. Our insurance subsidiaries maintain a stringent agency selection procedure that emphasizes appointing agencies with proven marketing strategies for the development of profitable business, and our insurance subsidiaries only appoint agencies with a strong underwriting history and potential growth capabilities. Our insurance subsidiaries also regularly evaluate the independent agencies that represent them based on their profitability and performance in relation to the objectives of our insurance subsidiaries. Our insurance subsidiaries seek to be among the top three insurers within each of their agencies for the lines of business they write.

The following table sets forth the percentage of direct premiums our insurance subsidiaries write, including 80% of the direct premiums Donegal Mutual and Atlantic States write, in each of the states where they conducted a significant portion of their business in 2013:

Pennsylvania	37.3%
Michigan	18.1
Virginia	9.0
Maryland	8.5
Delaware	5.6
Georgia	5.1
Ohio	3.3
Wisconsin	2.9
Iowa	2.5
Tennessee	2.2
Nebraska	2.0
South Dakota	1.0
Ten other states	2.5

Total	100.0%

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

Technology

Donegal Mutual owns the majority of the technology systems our insurance subsidiaries use. The technology systems consist primarily of an integrated central processing computer system, a series of server-based computer networks and various communication systems that allow the home office of our insurance subsidiaries and their branch offices to utilize the same systems for the processing of business. Donegal Mutual maintains backup facilities and systems at the office of one of our insurance subsidiaries and through a contract with a leading provider of computer disaster recovery sites and tests these backup facilities and systems on a regular basis. Our insurance subsidiaries bear their proportionate share of information services expenses based on their respective percentage of the total net written premiums of the Donegal Insurance Group.

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

Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions as to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced a decrease in claims frequency on workers’ compensation claims during the past several years while claims severity has gradually increased. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on workers’ compensation claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and legal decisions that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and the collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries attempt to make appropriate adjustments for such changes in their reserves. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at December 31, 2013. For every 1% change in our insurance subsidiaries’ loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $2.7 million.

The establishment of appropriate liabilities is an inherently uncertain process, and we can provide no assurance that our insurance subsidiaries’ ultimate liability will not exceed our insurance subsidiaries’ loss and loss expense reserves and have an adverse effect on our results of operations and financial condition. Furthermore, we cannot predict the timing, frequency and extent of adjustments to our insurance subsidiaries’ estimated future liabilities, since the historical conditions and events that serve as a basis for our insurance subsidiaries’ estimates of ultimate claim costs may change. As is the case for substantially all property and casualty insurance companies, our insurance subsidiaries have found it necessary in the past to increase their estimated future liabilities for losses and loss expenses in certain periods, and, in other periods, their estimates have exceeded their actual liabilities. Changes in our insurance subsidiaries’ estimate of their liability for losses and loss expenses generally reflect actual payments and the evaluation of information received since the prior reporting date. Our insurance subsidiaries recognized an increase (decrease) in their liability for losses and loss expenses of prior years of $10.4 million, $7.6 million and($168,460) in 2013, 2012 and 2011, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy, key reserving assumptions or claims management personnel, and have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in these years. The 2013 development represented 4.1% of the December 31, 2012 net carried reserves and resulted primarily from higher-than-expected severity in the private passenger automobile liability, commercial multiple peril, commercial automobile and workers’ compensation lines of business in accident years prior to 2013. The majority of the 2013 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States and Southern. The 2012 development represented 3.1% of the December 31, 2011 net carried reserves and resulted primarily from higher-than-expected severity in the private passenger automobile liability and workers’ compensation lines of business in accident years prior to 2012. The majority of the 2012 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States and Southern. The 2011 development represented an immaterial percentage of the December 31, 2010 net carried reserves.

Excluding the impact of catastrophic weather events, our insurance subsidiaries have noted stable amounts in the number of claims incurred and slight downward trends in the number of claims outstanding at period ends relative to their premium base in recent years across most of their lines of business. However, the amount of the average claim outstanding has increased gradually over the past several years as the property and casualty insurance industry has experienced increased litigation trends and economic conditions that have extended the estimated length of disabilities and contributed to increased medical loss costs and a general slowing of settlement rates in litigated claims. Our insurance subsidiaries could be required to make further adjustments to their estimates in the future. However, on the basis of our insurance subsidiaries’ internal procedures which analyze, among other things, their prior assumptions, their experience with similar cases and historical trends such as reserving patterns, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes, we believe that our insurance subsidiaries have made adequate provision for their liability for losses and loss expenses at December 31, 2013.

Differences between liabilities reported in our financial statements prepared on a GAAP basis and our insurance subsidiaries’ financial statements prepared on a SAP basis result from anticipating salvage and subrogation recoveries for GAAP but not for SAP. These differences amounted to $13.1 million, $12.0 million and $11.2 million at December 31, 2013, 2012 and 2011, respectively.

The following table sets forth a reconciliation of the beginning and ending GAAP net liability of our insurance subsidiaries for unpaid losses and loss expenses for the periods indicated:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Gross liability for unpaid losses and loss expenses at beginning of year	$458,827	$442,408	$383,319
Less reinsurance recoverable	207,891	199,393	165,422

Net liability for unpaid losses and loss expenses at beginning of year	250,936	243,015	217,897

Provision for net losses and loss expenses for claims incurred in the current year	332,770	325,276	340,671
Change in provision for estimated net losses and loss expenses for claims incurred in prior years	10,358	7,596	(168)

Total incurred	343,128	332,872	340,503

Net losses and loss payments for claims incurred during:
The current year	201,782	205,876	219,183
Prior years	126,677	119,074	96,202

Total paid	328,459	324,950	315,385

Net liability for unpaid losses and loss expenses at end of year	265,605	250,936	243,015
Plus reinsurance recoverable	230,014	207,891	199,393

Gross liability for unpaid losses and loss expenses at end of year	$495,619	$458,827	$442,408

The following table sets forth the development of the liability for net unpaid losses and loss expenses of our insurance subsidiaries from 2003 to 2013. Loss data in the table includes business Atlantic States received from the underwriting pool.

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

The “Net liability re-estimated as of” portion of the table shows the re-estimated amount of the previously recorded liability based on experience for each succeeding year. The estimate increases or decreases as payments are made and more information becomes known about the severity of the remaining unpaid claims. For example, the 2005 liability has developed a redundancy after eight years because we expect the re-estimated net losses and loss expenses to be $21.8 million less than the estimated liability we initially established in 2005 of $173.0 million.

The “Cumulative (excess) deficiency” shows the cumulative excess or deficiency at December 31, 2013 of the liability estimate shown on the top line of the corresponding column. An excess in liability means that the liability established in prior years exceeded the amount of actual payments and currently re-estimated unpaid liability remaining. A deficiency in liability means that the liability established in prior years was less than the amount of actual payments and currently re-estimated remaining unpaid liability.

The “Cumulative amount of liability paid through” portion of the table shows the cumulative net losses and loss expense payments made in succeeding years for net losses incurred prior to the balance sheet date. For example, the 2005 column indicates that at December 31, 2013 payments equal to $146.9 million of the currently re-estimated ultimate liability for net losses and loss expenses of $151.2 million had been made.

Amounts shown in the 2004 column of the table include information for Le Mars and Peninsula for all accident years prior to 2004. Amounts shown in the 2008 column of the table include information for Sheboygan for all accident years prior to 2008. Amounts shown in the 2010 column of the table include information for MICO for the month of December 2010.

	Year Ended December 31,
(in thousands)	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Net liability at end of year for unpaid losses and loss expenses	$138,896	$171,431	$173,009	$163,312	$150,152	$161,307	$180,262	$217,896	$243,015	$250,936	$265,605
Net liability re-estimated as of:
One year later	136,434	162,049	159,393	153,299	152,836	171,130	177,377	217,728	250,611	261,294
Two years later	130,030	152,292	153,894	150,934	154,435	167,446	177,741	217,355	255,612
Three years later	123,399	148,612	151,792	150,078	152,315	166,756	178,403	218,449
Four years later	120,917	147,280	150,183	148,745	151,120	166,852	179,909
Five years later	119,968	145,874	150,087	148,407	151,287	166,788
Six years later	119,731	146,101	150,555	149,031	151,739
Seven years later	120,425	146,739	151,161	149,487
Eight years later	120,768	147,597	151,243
Nine years later	121,505	147,705
Ten years later	121,631
Cumulative (excess) deficiency	(17,265)	(23,726)	(21,766)	(13,825)	1,587	5,481	(353)	553	12,597	10,358

Cumulative amount of liability paid through:
One year later	$51,965	$67,229	$71,718	$72,499	$71,950	$79,592	$84,565	$96,202	$119,074	$126,677
Two years later	81,183	102,658	107,599	104,890	105,576	116,035	123,204	148,140	181,288
Three years later	99,910	123,236	125,926	121,711	124,659	136,837	147,165	178,073
Four years later	109,964	133,844	133,805	132,698	135,392	148,243	161,363
Five years later	113,684	136,377	139,935	138,878	140,280	155,331
Six years later	114,499	139,847	143,309	141,752	143,778
Seven years later	116,727	142,016	145,492	143,784
Eight years later	118,169	143,894	146,894
Nine years later	119,123	144,565
Ten years later	119,509

	Year Ended December 31,
	2005	2006	2007	2008	2009	2010	2011	2012	2013
	(in thousands)
Gross liability at end of year	$265,730	$259,022	$226,432	$239,809	$263,599	$383,317	$442,408	$458,827	$495,619
Reinsurance recoverable	92,721	95,710	76,280	78,502	83,337	165,421	199,393	207,891	230,014
Net liability at end of year	173,009	163,312	150,152	161,307	180,262	217,896	243,015	250,936	265,605
Gross re-estimated liability	243,402	241,395	232,173	253,815	207,525	370,297	473,949	488,557
re-estimated recoverable	92,159	91,908	80,434	87,027	27,616	151,848	218,337	227,263
Net re-estimated liability	151,243	149,487	151,739	166,788	179,909	218,449	255,612	261,294
Gross cumulative deficiency (excess)	(22,328)	(17,627)	5,741	14,006	(56,074)	(13,020)	31,542	29,730

Third-Party Reinsurance

Our insurance subsidiaries and Donegal Mutual purchase certain third-party reinsurance on a combined basis. Le Mars, Peninsula, Sheboygan and MICO also have separate reinsurance programs that provide certain coverage that is commensurate with their relative size and exposures. Our insurance subsidiaries use several different reinsurers, all of which, consistent with the requirements of our insurance subsidiaries and Donegal Mutual, have an A.M. Best rating of A- (Excellent) or better or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A- (Excellent) rating from A.M. Best.

The external reinsurance our insurance subsidiaries and Donegal Mutual purchase includes:

•	“excess of loss reinsurance,” under which their losses are automatically reinsured, through a series of contracts, over a set retention (generally $1,000,000 for 2013 and 2012 and $750,000 for 2011); and

•	catastrophe reinsurance, under which Donegal Mutual, Atlantic States and Southern recover, through a series of reinsurance agreements, 100% of an accumulation of many losses resulting from a single event, including natural disasters, over a set retention (generally $5.0 million) and after exceeding an annual aggregate deductible ($5.0 million in 2013 and $0 in 2012 and 2011) up to aggregate losses of $145.0 million per occurrence.

The amount of coverage each of these types of reinsurance provides depends upon the amount, nature, size and location of the risk being reinsured.

For property insurance, our insurance subsidiaries have excess of loss treaties that provide for coverage of $4.0 million per loss over a set retention of $1.0 million. For liability insurance, our insurance subsidiaries have excess of loss treaties that provide for coverage of $49.0 million per occurrence over a set retention of $1.0 million. For workers’ compensation insurance, our insurance subsidiaries have excess of loss treaties that provide for coverage of $9.0 million on any one life over a set retention of $1.0 million.

Our insurance subsidiaries and Donegal Mutual also purchase facultative reinsurance to cover exposures from property and casualty losses that exceed the limits provided by their respective treaty reinsurance.

MICO maintains a quota-share reinsurance agreement with third-party reinsurers to reduce its net exposures. Effective from December 1, 2010 to December 31, 2011, the quota-share reinsurance percentage was 50%. Effective January 1, 2012, MICO reduced the quota-share reinsurance percentage from 50% to 40%. Effective January 1, 2013, MICO reduced the quota-share reinsurance percentage from 40% to 30%. Effective January 1, 2014, MICO reduced the quota-share reinsurance percentage from 30% to 20%.

Investments

At December 31, 2013, 100% of all debt securities our insurance subsidiaries held had an investment-grade rating. The investment portfolios of our insurance subsidiaries did not contain any mortgage loans or any non-performing assets at December 31, 2013.

The following table shows the composition of the debt securities (at carrying value) in the investment portfolios of our insurance subsidiaries, excluding short-term investments, by rating at December 31, 2013:

(dollars in thousands)	December 31, 2013
Rating(1)	Amount	Percent
U.S. Treasury and U.S. agency securities(2)	$202,494	31.4%
Aaa or AAA	35,814	5.6
Aa or AA	255,117	39.6
A	140,949	21.9
BBB	9,648	1.5

Total	$644,022	100.0%

(1)	Ratings assigned by Moody’s Investors Services, Inc. or Standard & Poor’s Corporation.
(2)	Includes mortgage-backed securities of $140.2 million.

Our insurance subsidiaries invest in both taxable and tax-exempt securities as part of their strategy to maximize after-tax income. This strategy considers, among other factors, the alternative minimum tax. Tax-exempt securities made up approximately 59.0%, 59.8% and 63.8% of the debt securities in the combined investment portfolios of our insurance subsidiaries at December 31, 2013, 2012 and 2011, respectively.

The following table shows the classification of our investments and the investments of our insurance subsidiaries at December 31, 2013, 2012 and 2011 (at carrying value):

	December 31,
	2013		2012		2011
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Fixed maturities(1):
Held to maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$47,946	6.1%	$1,000	0.1%	$1,000	0.1%
Obligations of states and political subdivisions	108,435	13.7	40,909	5.1	56,966	7.3
Corporate securities	14,875	1.9	—	—	250	—
Mortgage-backed securities	69,114	8.7	191	—	274	—

Total held to maturity	240,370	30.4	42,100	5.2	58,490	7.4

Available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	14,334	1.8	71,311	8.8	60,978	7.8
Obligations of states and political subdivisions	277,547	35.1	416,987	51.7	398,877	50.8
Corporate securities	40,672	5.1	77,356	9.6	64,113	8.2
Mortgage-backed securities	71,099	8.9	128,856	16.0	122,630	15.6

Total available for sale	403,652	50.9	694,510	86.1	646,598	82.4

Total fixed maturities	644,022	81.3	736,610	91.3	705,088	89.8
Equity securities(2)	12,423	1.6	8,757	1.1	7,438	1.0
Investments in affiliates(3)	35,685	4.5	37,236	4.6	32,322	4.1
Short-term investments(4)	99,678	12.6	23,826	3.0	40,461	5.1

Total investments	$791,808	100.0%	$806,429	100.0%	$785,309	100.0%

(1)	We refer to Notes 1 and 4 to our Consolidated Financial Statements. We value those fixed maturities we classify as held to maturity at amortized cost; we value those fixed maturities we classify as available for sale at fair value. The total fair value of fixed maturities we classified as held to maturity was $238.8 million at December 31, 2013, $43.7 million at December 31, 2012 and $61.4 million at December 31, 2011. The amortized cost of fixed maturities we classified as available for sale was $390.3 million at December 31, 2013, $655.2 million at December 31, 2012 and $614.3 million at December 31, 2011.
(2)	We value equity securities at fair value. Total cost of equity securities was $12.2 million at December 31, 2013, $8.7 million at December 31, 2012 and $7.2 million at December 31, 2011.
(3)	We value investments in affiliates at cost, adjusted for our share of earnings and losses of our affiliates as well as changes in equity of our affiliates due to unrealized gains and losses.
(4)	We value short-term investments at cost, which approximates fair value.

The following table sets forth the maturities (at carrying value) in the fixed maturity portfolio of our insurance subsidiaries at December 31, 2013, 2012 and 2011:

	December 31,
	2013		2012		2011
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Due in(1):
One year or less	$8,257	1.3%	$10,004	1.4%	$16,181	2.3%
Over one year through three years	22,424	3.5	31,176	4.2	27,912	4.0
Over three years through five years	40,234	6.2	64,839	8.8	71,820	10.2
Over five years through ten years	190,440	29.6	201,953	27.4	188,523	26.7
Over ten years through fifteen years	166,186	25.8	191,179	26.0	172,956	24.5
Over fifteen years	76,267	11.8	108,412	14.7	104,792	14.9
Mortgage-backed securities	140,214	21.8	129,047	17.5	122,904	17.4

	$644,022	100.0%	$736,610	100.0%	$705,088	100.0%

(1)	Based on stated maturity dates with no prepayment assumptions. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As shown above, our insurance subsidiaries held investments in mortgage-backed securities having a carrying value of $140.2 million at December 31, 2013. The mortgage-backed securities consist primarily of investments in governmental agency balloon pools with stated maturities between one and 24 years. The stated maturities of these investments limit the exposure of our insurance subsidiaries to extension risk in the event that interest rates rise and prepayments decline. Our insurance subsidiaries perform an analysis of the underlying loans when evaluating a mortgage-backed security for purchase, and they select those securities that they believe will provide a return that properly reflects the prepayment risk associated with the underlying loans.

The following table sets forth the investment results of our insurance subsidiaries for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
(dollars in thousands)	2013	2012	2011
Invested assets(1)	$799,119	$795,869	$756,925
Investment income(2)	18,795	20,169	20,858
Average yield	2.4%	2.5%	2.8%
Average tax-equivalent yield	3.3	3.5	3.8

(1)	Average of the aggregate invested amounts at the beginning and end of the period.
(2)	Investment income is net of investment expenses and does not include realized investment gains or losses or provision for income taxes.

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

In addition to state-imposed insurance laws and regulations, the National Association of Insurance Commissioners, or the NAIC, has established a risk-based capital system, or RBC, for assessing the adequacy of statutory capital and surplus that augments the states’ current fixed dollar minimum capital requirements for insurance companies. At December 31, 2013, our insurance subsidiaries and Donegal Mutual each exceeded the minimum levels of statutory capital the RBC rules require by a substantial margin.

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

The Pennsylvania Insurance Holding Companies Act, which generally applies to Donegal Mutual, us and our insurance subsidiaries, requires that all transactions within an insurance holding company system to which an insurer is a party must be fair and reasonable and that any charges or fees for services performed must be reasonable. Any management agreement, service agreement, cost sharing arrangement and material reinsurance agreement must be filed with the Pennsylvania Insurance Department, or the Department, and is subject to the Department’s review. We have filed the pooling agreement between Donegal Mutual and Atlantic States that established the underwriting pool and all material agreements between Donegal Mutual and our insurance subsidiaries with the Department.

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

Regulatory requirements, including RBC requirements, may impact our insurance subsidiaries’ ability to pay dividends. The amount of statutory capital and surplus necessary for our insurance subsidiaries to satisfy regulatory requirements, including RBC requirements, was not significant in relation to our insurance subsidiaries’ statutory capital and surplus at December 31, 2013. Generally, the maximum amount that an insurance subsidiary may pay to us as ordinary dividends during any year after notice to, but without prior approval of, the insurance commissioner of its domiciliary state is limited to a stated percentage of that subsidiary’s statutory capital and surplus at December 31 of the preceding fiscal year or the net income of that subsidiary for its preceding fiscal year. Our insurance subsidiaries paid dividends to us of $12.5 million, $7.0 million and $16.0 million in 2013, 2012 and 2011, respectively. At December 31, 2013, the amount of dividends our insurance subsidiaries could pay to us during 2014, without the prior approval of their respective domiciliary insurance commissioners, is shown in the following table.

Name of Insurance Subsidiary	Ordinary Dividend Amount

Atlantic States	$18,660,666
Southern	4,195,635
Le Mars	2,762,791
Peninsula	4,189,149
Sheboygan	1,086,411
MICO	4,159,470

Total	$35,054,122

Donegal Mutual Insurance Company

Donegal Mutual organized as a mutual fire insurance company in Pennsylvania in 1889. At December 31, 2013, Donegal Mutual had admitted assets of $383.8 million and policyholders’ surplus of $204.5 million. At December 31, 2013, Donegal Mutual had total liabilities of $179.4 million, including reserves for net losses and loss expenses of $48.7 million and unearned premiums of $44.2 million. Donegal Mutual’s investment portfolio of $228.9 million at December 31, 2013 consisted primarily of investment-grade bonds of $16.7 million, its investment in DFSC’s common stock and its investment in our common stock. At December 31, 2013, Donegal Mutual owned 7,755,953 shares, or approximately 37%, of our Class A common stock, which Donegal Mutual carried on its books at $101.0 million, and 4,235,539 shares, or approximately 76%, of our Class B common stock, which Donegal Mutual carried on its books at $55.1 million. We present Donegal Mutual’s financial information in accordance with SAP as the NAIC Accounting Practices and Procedures Manual requires. Donegal Mutual does not, nor is it required to, prepare financial statements in accordance with GAAP.

Donegal Financial Services Corporation

In 2000, we and Donegal Mutual formed DFSC as a unitary thrift holding company and its wholly owned subsidiary, Province Bank FSB, as a federal savings bank. In May 2011, DFSC merged with Union National Financial Corporation, or UNNF, with DFSC as the surviving company in the merger. Under the merger agreement, Province Bank FSB and Union National Community Bank, which UNNF owned, also merged to form UCB. UCB is a state savings bank with 13 branch offices in Lancaster County, Pennsylvania, and approximately $512.8 million in assets at December 31, 2013.

Because Donegal Mutual and we together own all of the outstanding capital stock of DFSC, the Board of Governors of the Federal Reserve System, or the FRB, regulates Donegal Mutual, DFSC and us as grandfathered savings and loan holding companies. As a result, Donegal Mutual, DFSC and we are subject to regulation by the FRB under the holding company provisions of the federal Home Owners’ Loan Act, or HOLA. However, if any of Donegal Mutual, DFSC or we were to lose this grandfathered status, they or we would become a bank holding company regulated by the FRB under the Bank Holding Company Act. UCB, as a state-chartered stock savings bank, is subject to regulation and supervision by the Pennsylvania Department of Banking and by the Federal Deposit Insurance Corporation. The primary purpose of the statutory and regulatory supervision of financial institutions is to protect depositors, the financial institutions and the financial system as a whole rather than the stockholders of financial institutions or their holding companies. UCB converted from a federally-chartered stock savings bank to a Pennsylvania-chartered stock savings bank during 2013.

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

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-K Annual Report and the documents we incorporate by reference in this Form 10-K Annual Report contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include certain discussions relating to underwriting, premium and investment income volumes, business strategies, reserves, profitability and business relationships and our other business activities during 2013 and beyond. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “objective,” “project,” “predict,” “potential,” “goal” and similar expressions. These forward-looking statements reflect our current views about future events, our current assumptions and are subject to known and unknown risks and uncertainties that may cause our results, performance or achievements to differ materially from those we anticipate or imply by our forward-looking statements. We cannot control or predict many of the factors that could determine our future financial conditions or results of operations. Such factors may include those we describe under “Risk Factors.” The forward-looking statements contained in this annual report reflect our views and assumptions only as of the date of this Form 10-K Report. Except as required by law, we do not intend to update, and we assume no responsibility for updating, any forward-looking statements we have made. We qualify all of our forward-looking statements by these cautionary statements.

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

Each share of our Class A common stock has one-tenth of a vote per share and generally votes as a single class with our Class B common stock. Our Class B common stock has one vote per share. Donegal Mutual has the right to vote approximately 65% of the aggregate voting power of our Class A common stock and our Class B common stock and has sufficient voting control to:

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

The interests of Donegal Mutual in maintaining this greater-than-majority control of us may have an adverse effect on the price of our Class A common stock and the price of our Class B common stock because of the absence of any potential “takeover” premium and may, therefore, be inconsistent with the interests of our stockholders other than Donegal Mutual.

Donegal Mutual’s majority voting control, certain provisions of our certificate of incorporation and by-laws and certain provisions of Delaware law make it remote that anyone could acquire actual control of us unless Donegal Mutual were in favor of the acquisition of actual control.

Donegal Mutual’s majority voting control, certain anti-takeover provisions in our certificate of incorporation and by-laws and certain provisions of the Delaware General Corporation Law, or the DGCL, could delay or prevent the removal of members of our board of directors and could make a merger, tender offer or proxy contest involving us more expensive as well as unlikely to succeed, even if such events were in the best interests of our stockholders other than Donegal Mutual. These factors could also discourage a third party from attempting to acquire actual control of us. In particular, our certificate of incorporation and by-laws include the following anti-takeover provisions:

•	our board of directors is classified into three classes, so that our stockholders elect only one-third of the members of our board of directors each year;

•	our stockholders may remove our directors only for cause;

•	our stockholders may not take stockholder action except at an annual or special meeting of our stockholders;

•	the request of stockholders holding at least 20% of the aggregate voting power of our Class A common stock and our Class B common stock is required for a stockholder to call a special meeting of our stockholders;

•	our by-laws require that stockholders provide advance notice to us to nominate candidates for election to our board of directors or to propose any other item of stockholder business at a stockholders’ meeting;

•	we do not permit cumulative voting rights in the election of our directors;

•	our certificate of incorporation does not provide for preemptive rights in connection with any issuance of securities by us; and

•	our board of directors may issue, without stockholder approval unless otherwise required by law, preferred stock with such terms as our board of directors may determine.

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

Because we are a grandfathered unitary savings and loan holding company, no person can acquire or seek to acquire more than a 10% interest in either class of our common stock without first obtaining approval of, or an exemption from, the FRB.

We own 48.2% of the outstanding stock of DFSC, which owns all of the outstanding stock of UCB. As a result of our ownership interest in DFSC, we are a grandfathered unitary savings and loan holding company regulated by the FRB under HOLA. No person may lawfully acquire more than 10% of any class of voting security of a unitary savings and loan holding company registered under the Exchange Act without first filing specified information with the FRB and obtaining the FRB’s prior approval of the proposed acquisition or an exemption from the FRB.

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

Our insurance subsidiaries market their insurance products solely through a network of approximately 2,600 independent insurance agencies. This agency distribution system is one of the most important components of the competitive profile of our insurance subsidiaries. As a result, our insurance subsidiaries depend to a material extent upon their independent agents, each of whom has the authority to bind our insurance subsidiaries to insurance coverage. To the extent that such independent agents’ marketing efforts fail to result in the maintenance of their current levels of volume and quality or they bind our insurance subsidiaries to unacceptable insurance risks, fail to comply with the established underwriting guidelines of our insurance subsidiaries or otherwise inappropriately market the products of our insurance subsidiaries, the business, financial condition and results of operations of our insurance subsidiaries could suffer.

The business of our insurance subsidiaries may not continue to grow and may be materially adversely affected if our insurance subsidiaries cannot retain existing, and attract new, independent agents or if insurance consumers increase their use of insurance marketing systems other than independent agents.

Our insurance subsidiaries’ ability to retain existing, and to attract new, independent agents is essential to the continued growth of the business of our insurance subsidiaries. If independent agents find it easier to do business with the competitors of our insurance subsidiaries, our insurance subsidiaries could find it difficult to retain their existing business or to attract new business. While our insurance subsidiaries believe they maintain good relationships with the independent agents they have appointed, our insurance subsidiaries cannot be certain that these independent agents will continue to sell the products of our insurance subsidiaries to the consumers these independent agents represent. Some of the factors that could adversely affect the ability of our insurance subsidiaries to retain existing, and attract new, independent agents include:

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

As a holding company, we rely primarily on dividends from our insurance subsidiaries as a source of funds to meet our corporate obligations and to pay dividends to our stockholders. The amount of dividends our insurance subsidiaries can pay to us is subject to regulatory restrictions and depends on the amount of surplus our insurance subsidiaries maintain. From time to time, the NAIC and various state insurance regulators consider modifying the method of determining the amount of dividends that an insurance company may pay without prior regulatory approval. The maximum amount of ordinary dividends that our insurance subsidiaries can pay to us in 2014 without prior regulatory approval is approximately $35.1 million. Other business and regulatory considerations, such as the impact of dividends on surplus that could affect the ratings of our insurance subsidiaries, competitive conditions, RBC requirements, the investment results of our insurance subsidiaries and the amount of premiums that our insurance subsidiaries write could also adversely impact the ability of our insurance subsidiaries to pay dividends to us.

If A.M. Best downgrades the rating it has assigned to Donegal Mutual or any of our insurance subsidiaries, it would adversely affect their competitive position.

Industry ratings are a factor in establishing and maintaining the competitive position of insurance companies. A.M. Best, an industry-accepted source of insurance company financial strength ratings, rates Donegal Mutual and our insurance subsidiaries. A.M. Best ratings provide an independent opinion of an insurance company’s financial health and its ability to meet its obligations to its policyholders. We believe that the financial strength rating of A.M. Best is material to the operations of Donegal Mutual and our insurance subsidiaries. Currently, Donegal Mutual and our insurance subsidiaries each have an A (Excellent) rating from A.M. Best. If A.M. Best were to downgrade the rating of Donegal Mutual or any of our insurance subsidiaries, it would adversely affect the competitive position of Donegal Mutual or that insurance subsidiary and make it more difficult for it to market its products and retain its existing policyholders.

Our strategy to grow in part through acquisitions of smaller insurance companies exposes us to risks that could adversely affect our results of operations and financial condition.

The affiliation with and acquisition of smaller, and often undercapitalized, insurance companies involves risks that could adversely affect our results of operations and financial condition. The risks associated with these affiliations and acquisitions include:

•	the potential inadequacy of reserves for losses and loss expenses;

•	the need to supplement management with additional experienced personnel;

•	conditions imposed by regulatory agencies that make the realization of cost-savings through integration of operations more difficult;

•	a need for additional capital that was not anticipated at the time of the acquisition; and

•	the use of more of our management’s time in improving operation of the subsidiary than we originally anticipated.

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

A number of the competitors of our insurance subsidiaries have greater financial strength than our insurance subsidiaries, and these competitors may be able to offer their products at lower prices than our insurance subsidiaries can afford to offer their products.

The property and casualty insurance industry is intensely competitive. Competition can be based on many factors, including:

•	the perceived financial strength of the insurer;

•	premium rates;

•	policy terms and conditions;

•	policyholder service;

•	reputation; and

•	experience.

Our insurance subsidiaries compete with many regional and national property and casualty insurance companies, including direct sellers of insurance products, insurers having their own agency organizations and other insurers represented by independent agents. Many of these insurers have greater capital than our insurance subsidiaries, have substantially greater financial, technical and operating resources and have equal or higher ratings from A.M. Best than our insurance subsidiaries. In addition, our competitors may become increasingly better capitalized in the future as the property and casualty insurance industry continues to consolidate.

The greater capitalization of many of the competitors of our insurance subsidiaries enables them to operate with lower profit margins and, therefore, allows them to market their products more aggressively, to take advantage more quickly of new marketing opportunities and to offer lower premium rates. Our insurance subsidiaries may not be able to maintain their current competitive position in the markets in which they operate if their competitors offer prices for their products that are lower than the prices our insurance subsidiaries are prepared to offer. Moreover, if these competitors lower the price of their products and our insurance subsidiaries meet their pricing, the profit margins and revenues of our insurance subsidiaries may decrease and their ratios of claims and expenses to premiums may increase. All of these factors could materially adversely affect the financial condition and results of operations of our insurance subsidiaries and their A.M. Best ratings.

Because the investment portfolios of our insurance subsidiaries consist primarily of fixed-income securities, their investment income and the fair value of their investment portfolios could decrease as a result of a number of factors.

Our insurance subsidiaries invest the premiums they receive from their policyholders and maintain investment portfolios that consist primarily of fixed-income securities. The management of these investment portfolios is an important component of the profitability of our insurance subsidiaries. Our insurance subsidiaries derive a significant portion of their operating income from the income they receive on their invested assets. A number of factors may affect the quality and/or yield of their portfolios, including the general economic and business environment, government monetary policy, changes in the credit quality of the issuers of the fixed-income securities our insurance subsidiaries own, changes in market conditions and regulatory changes. The fixed-income securities our insurance subsidiaries own consist primarily of securities issued by domestic entities that are backed either by the credit or collateral of the underlying issuer. Factors such as an economic downturn, disruption in the credit market or the availability of credit, a regulatory change pertaining to a particular issuer’s industry, a significant deterioration in the cash flows of the issuer or a change in the issuer’s marketplace may adversely affect the ability of our insurance subsidiaries to collect principal and interest from the issuer in which they invest.

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

The loss of, or failure to attract, key personnel could significantly impede the financial plans, growth, marketing and other objectives of us and our insurance subsidiaries. The continued success of our insurance subsidiaries depends to a substantial extent on the ability and experience of their senior management. Our insurance subsidiaries and we believe that our future success is dependent on our ability to attract and retain additional skilled and qualified personnel and to expand, train and manage our employees. We and Donegal Mutual have two to five year automatically renewing employment agreements with our senior officers, including all of our named executive officers.

The reinsurance agreements on which our insurance subsidiaries rely do not relieve our insurance subsidiaries from their primary liability to their policyholders, and our insurance subsidiaries face a risk of non-payment from their reinsurers as well as the non-availability of reinsurance in the future.

Our insurance subsidiaries rely on reinsurance agreements to limit their maximum net loss from large single catastrophic risks or excess of loss risks in areas where our insurance subsidiaries may have a concentration of policyholders. Reinsurance also enables our insurance subsidiaries to increase their capacity to write insurance because it has the effect of leveraging the surplus of our insurance subsidiaries. Although the reinsurance our insurance subsidiaries maintain provides that the reinsurer is liable to them for any reinsured losses, the reinsurance agreements do not generally relieve our insurance subsidiaries from their primary liability to their policyholders if the reinsurer fails to pay the reinsurance claims of our insurance subsidiaries. To the extent that a reinsurer is unable to pay losses for which it is liable to our insurance subsidiaries, our insurance subsidiaries remain liable for such losses. At December 31, 2013, our insurance subsidiaries had approximately $128.4 million of reinsurance receivables from third-party reinsurers relating to paid and unpaid losses. Any insolvency or inability of these reinsurers to make timely payments to our insurance subsidiaries under the terms of their reinsurance agreements would adversely affect the results of operations of our insurance subsidiaries.

Michigan law requires MICO to provide unlimited lifetime medical benefits under the personal injury protection, or PIP, coverage of the personal automobile and commercial automobile policies it writes in the State of Michigan. Michigan law also requires MICO to be a member of the Michigan Catastrophic Claims Association, or MCCA, in order to write automobile insurance. The MCCA receives funding through assessments that its members collect from policyholders in the state and provides reinsurance for PIP claims that exceed a set retention. At December 31, 2013, MICO had approximately $46.2 million of reinsurance receivables from MCCA relating to paid and unpaid losses. The MCCA has generated significant operating deficits in recent years. Although we currently consider the risk to be remote, should the MCCA be unable to fulfill its payment obligations to MICO in the future, MICO’s financial condition and results of operations could be adversely affected.

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

Risks Relating to the Property and Casualty Insurance Industry

Industry trends, such as increased litigation against the insurance industry and individual insurers, the willingness of courts to expand covered causes of loss, rising jury awards, escalating medical costs and increasing loss severity may contribute to increased costs and result in the deterioration of the reserves of our insurance subsidiaries.

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

Our Class A common stock and our Class B common stock have limited liquidity. Reported average daily trading volume for our Class A common stock and our Class B common stock for the year ended December 31, 2013 was approximately 26,148 shares and approximately 823 shares, respectively. This limited liquidity could subject our shares of Class A common stock and our shares of Class B common stock to greater price volatility.

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

We and our insurance subsidiaries share administrative headquarters with Donegal Mutual in a building in Marietta, Pennsylvania that Donegal Mutual owns. Donegal Mutual charges us and our insurance subsidiaries for an appropriate portion of the building expenses under an inter-company allocation agreement. The Marietta headquarters has approximately 230,000 square feet of office space. Southern owns a facility of approximately 10,000 square feet in Glen Allen, Virginia. Le Mars owns a facility of approximately 25,500 square feet in Le Mars, Iowa, Peninsula owns a facility of approximately 14,600 square feet in Salisbury, Maryland and Sheboygan owns a facility of approximately 8,800 square feet in Sheboygan Falls, Wisconsin.

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

Executive Officers of the Company

The following table sets forth information regarding the executive officers of Donegal Mutual and us, each of whom has served with us for more than 10 years:

Name	Age	Position
Donald H. Nikolaus	71	President and Chief Executive Officer of Donegal Mutual since 1981; President and Chief Executive Officer of us since 1986. Chairman of our board of directors since April 2012.
Kevin G. Burke	48	Senior Vice President of Human Resources of Donegal Mutual and us since 2005; Vice President of Human Resources of Donegal Mutual and us from 2001 to 2005; other positions from 2000 to 2001.
Cyril J. Greenya	69	Senior Vice President and Chief Underwriting Officer of Donegal Mutual and us since 2005; Senior Vice President, Underwriting, of Donegal Mutual from 1997 to 2005; other positions from 1986 to 2005.
Jeffrey D. Miller	49	Senior Vice President and Chief Financial Officer of Donegal Mutual and us since 2005; Vice President and Controller of Donegal Mutual and us from 2000 to 2005; other positions from 1995 to 2005.
Sanjay Pandey	47	Senior Vice President and Chief Information Officer of Donegal Mutual and us since 2013; Vice President and Chief Information Officer of Donegal Mutual and us from 2009 to 2013; other positions from 2000 to 2009.
Robert G. Shenk	60	Senior Vice President, Claims, of Donegal Mutual and us since 1997; other positions from 1986 to 1997.
Daniel J. Wagner	53	Senior Vice President and Treasurer of Donegal Mutual and us since 2005; Vice President and Treasurer of Donegal Mutual and us from 2000 to 2005; other positions from 1993 to 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class A common stock and Class B common stock trade on the NASDAQ Global Select Market under the symbols “DGICA” and “DGICB,” respectively. The following table shows the dividends paid per share and the stock price range for both classes of stock for each quarter during 2013 and 2012:

Quarter	High	Low	Cash Dividend Declared Per Share
2013 - Class A
1st	$16.52	$12.93	$—
2nd	15.59	13.90	0.1275
3rd	14.90	13.35	0.1275
4th	16.88	14.15	0.2550
2013 - Class B
1st	$28.49	$17.92	$—
2nd	27.85	19.00	0.1150
3rd	24.03	18.00	0.1150
4th	26.00	19.21	0.2300

2012 - Class A
1st	$16.00	$12.73	$—
2nd	15.36	12.87	0.1225
3rd	14.93	12.91	0.1225
4th	14.69	12.25	0.2450
2012 - Class B
1st	$17.89	$14.74	$—
2nd	18.00	16.85	0.1100
3rd	18.22	16.04	0.1100
4th	23.00	16.51	0.2200

At the close of business on March 3, 2014, we had approximately 1,926 holders of record of our Class A common stock and approximately 340 holders of record of our Class B common stock.

We declared dividends of $0.51 per share on our Class A common stock and $0.46 per share on our Class B common stock in 2013, compared to $0.49 per share on our Class A common stock and $0.44 per share on our Class B common stock in 2012.

Between October 1, 2013 and December 31, 2013, we and Donegal Mutual purchased shares of our Class A common stock and Class B common stock as set forth in the table below:

Period	(a) Total Number of Shares (or Units Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)

Month #1	Class A - —	Class A - $—	Class A - —
October 1 - 31, 2013	Class B - —	Class B - $—	Class B - —

Month #2	Class A - —	Class A - $—	Class A - —
November 1 - 30, 2013	Class B - —	Class B - $—	Class B - —

Month #3	Class A - 20,000	Class A - $15.82	Class A - 20,000		(1)
December 1 - 31, 2013	Class B - 13,000	Class B - $23.62	Class B - 13,000		(2)

Total	Class A - 20,000	Class A - $15.82	Class A - 20,000
	Class B - 13,000	Class B - $23.62	Class B - 13,000

(1)	We purchased these shares pursuant to our announcement first made on February 23, 2009 that we will purchase up to 300,000 shares of our Class A common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. We may purchase up to 4,068 additional shares of our Class A common stock under this stock repurchase program.
(2)	Donegal Mutual purchased these shares pursuant to its announcement first made on August 17, 2004 that it will, at its discretion, purchase shares of our Class A common stock and Class B common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. Such announcement did not stipulate a maximum number of shares that may be purchased under this program.

Stock Performance Chart.

The following graph provides an indicator of cumulative total stockholder returns on our Class A common stock and our Class B common stock for the period beginning on December 31, 2008 and ending on December 31, 2013, compared to the Russell 2000 Index and a peer group comprised of seven property and casualty insurance companies over the same period. The peer group consists of Cincinnati Financial Corp., EMC Insurance Group Inc., Hanover Insurance, Horace Mann Educators, Selective Insurance Group Inc., State Auto Financial Corp. and United Fire and Casualty Co. The graph shows the change in value of an initial $100 investment on December 31, 2008, assuming reinvestment of all dividends.

	2008	2009	2010	2011	2012	2013
Donegal Group Inc. Class A	$100.00	$95.41	$91.93	$93.33	$95.84	$112.39
Donegal Group Inc. Class B	100.00	100.85	108.23	103.50	116.23	155.94
Russell 2000 Index	100.00	125.22	156.90	148.35	170.06	232.98
Peer Group	100.00	90.53	108.19	100.42	127.24	181.94

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

Item 6.	Selected Financial Data.

Year Ended December 31,	2013	2012	2011	2010	2009

Income Statement Data
Premiums earned	$515,291,944	$475,002,222	$431,470,184	$378,030,129	$355,025,477
Investment income, net	18,795,239	20,168,919	20,858,179	19,949,714	20,630,583
Realized investment gains	2,423,442	6,859,439	12,281,267	4,395,720	4,479,558
Total revenues	547,110,065	514,982,585	475,017,619	408,549,446	386,733,407
Income (loss) before income taxes (benefit)	32,710,265	27,858,260	(6,739,313)	9,844,149	20,676,689
Income taxes (benefit)	6,388,273	4,765,640	(7,192,266)	(1,623,030)	1,846,611
Net income	26,321,992	23,092,620	452,953	11,467,179	18,830,078
Basic earnings per share - Class A	1.04	0.92	0.02	0.46	0.76
Diluted earnings per share - Class A	1.02	0.91	0.02	0.46	0.76
Cash dividends per share - Class A	0.51	0.49	0.48	0.46	0.45
Basic earnings per share - Class B	0.94	0.83	0.01	0.41	0.68
Diluted earnings per share - Class B	0.94	0.83	0.01	0.41	0.68
Cash dividends per share - Class B	0.46	0.44	0.43	0.41	0.40

Balance Sheet Data at Year End
Total investments	$791,808,307	$806,429,032	$785,308,991	$728,541,814	$666,835,186
Total assets	1,385,410,502	1,336,889,187	1,290,793,478	1,174,619,523	935,601,927
Debt obligations	63,000,000	72,465,000	74,965,000	56,082,371	15,465,000
Stockholders’ equity	396,877,111	400,034,094	383,451,592	380,102,810	385,505,699
Book value per share	15.02	15.63	15.01	14.86	15.12

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Overview

Donegal Mutual Insurance Company (“Donegal Mutual”) organized us as an insurance holding company on August 26, 1986. See “Business - History and Organizational Structure” for more information. Our insurance subsidiaries, Atlantic States Insurance Company (“Atlantic States”), Southern Insurance Company of Virginia (“Southern”), Le Mars Insurance Company (“Le Mars”), The Peninsula Insurance Company and Peninsula Indemnity Company (collectively, “Peninsula”), Sheboygan Falls Insurance Company (“Sheboygan Falls”) and Michigan Insurance Company (“MICO”) write personal and commercial lines of property and casualty coverages exclusively through a network of independent insurance agents in certain Mid-Atlantic, Midwest, New England and Southern states. The personal lines products of our insurance subsidiaries consist primarily of homeowners and private passenger automobile policies. The commercial lines products of our insurance subsidiaries consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies. We also own 48.2% of the outstanding stock of Donegal Financial Services Corporation (“DFSC”), a grandfathered unitary savings and loan holding company. Donegal Mutual owns the remaining 51.8% of the outstanding stock of DFSC.

At December 31, 2013, Donegal Mutual held approximately 37% of our outstanding Class A common stock and approximately 76% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 65% of the aggregate voting power of our outstanding shares of Class A common stock and our outstanding shares of Class B common stock.

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

In May 2011, DFSC and Union National Financial Corporation (“UNNF”) merged, with DFSC as the surviving company in the merger. Under the merger agreement, Province Bank FSB, which DFSC owned, and Union National Community Bank, which UNNF owned, also merged and began doing business as Union Community Bank FSB (“UCB”). UCB became a state savings bank in 2013. UCB had 13 branch offices in Lancaster County, Pennsylvania, and $512.8 million in assets at December 31, 2013. Donegal Mutual contributed $22.1 million and we contributed $20.6 million to DFSC as additional capital to facilitate the mergers. We use the equity method of accounting for our investment in DFSC. Under the equity method, we record our investment at cost, with adjustments for our share of DFSC’s earnings and losses as well as changes in DFSC’s equity due to DFSC’s unrealized gains and losses.

In February 2009, our board of directors authorized a share repurchase program, pursuant to which we may purchase up to 300,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of Securities and Exchange Commission (“SEC”) Rule 10b-18 and in privately negotiated transactions. We purchased 24,240 and 135,064 shares of our Class A common stock under this program during 2013 and 2012, respectively. At December 31, 2013, we had the authority remaining to purchase 4,068 shares under this program.

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 additional shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of the SEC Rule 10b-18 and in privately negotiated transactions. We did not purchase shares under this program during 2013.

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

Our insurance subsidiaries make estimates and assumptions that can have a significant effect on amounts and disclosures we report in our financial statements. The most significant estimates relate to the reserves of our insurance subsidiaries for property and casualty insurance unpaid losses and loss expenses, valuation of investments and determination of other-than-temporary investment impairments and the policy acquisition costs of our insurance subsidiaries. While we believe our estimates and the estimates of our insurance subsidiaries are appropriate, the ultimate amounts may differ from the estimates we provided. We regularly review our methods for making these estimates and we reflect any adjustment we consider necessary in our current results of operations.

Liability for Losses and Loss Expenses

Liabilities for losses and loss expenses are estimates at a given point in time of the amounts an insurer expects to pay with respect to policyholder claims based on facts and circumstances then known. At the time of establishing its estimates, an insurer recognizes that its ultimate liability for losses and loss expenses will exceed or be less than such estimates. Our insurance subsidiaries base their estimates of liabilities for losses and loss expenses on assumptions as to future loss trends, expected claims severity, judicial theories of liability and other factors. However, during the loss adjustment period, our insurance subsidiaries may learn additional facts regarding individual claims, and, consequently, it often becomes necessary for our insurance subsidiaries to refine and adjust their estimates of liability. We reflect any adjustments to our insurance subsidiaries’ liabilities for losses and loss expenses in our consolidated results of operations in the period in which our insurance subsidiaries make the changes in estimates.

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

Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced a decrease in claims frequency on workers’ compensation claims during the past several years while claims severity has gradually increased. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on workers’ compensation claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries attempt to make appropriate adjustments for such changes in their reserves. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at December 31, 2013. For every 1% change in our insurance subsidiaries’ estimate for loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $2.7 million.

The establishment of appropriate liabilities is an inherently uncertain process and we can provide no assurance that our insurance subsidiaries’ ultimate liability will not exceed our insurance subsidiaries’ loss and loss expense reserves and have an adverse effect on our results of operations and financial condition. Furthermore, we cannot predict the timing, frequency and extent of adjustments to our insurance subsidiaries’ estimated future liabilities, since the historical conditions and events that serve as a basis for our insurance subsidiaries’ estimates of ultimate claim costs may change. As is the case for substantially all property and casualty insurance companies, our insurance subsidiaries have found it necessary in the past to increase their estimated future liabilities for losses and loss expenses in certain periods and, in other periods, their estimates of future liabilities have exceeded their actual liabilities. Changes in our insurance subsidiaries’ estimate of their liability for losses and loss expenses generally reflect actual payments and their evaluation of information received since the prior reporting date. Our insurance subsidiaries recognized an increase (decrease) in their liability for losses and loss expenses of prior years of $10.4 million, $7.6 million and ($168,460) in 2013, 2012 and 2011, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy, key reserving assumptions or claims management personnel, and have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in these years. The 2013 development represented 4.1% of the December 31, 2012 net carried reserves and resulted primarily from higher-than-expected severity in the private passenger automobile liability, commercial multiple peril, commercial automobile and workers’ compensation lines of business in accident years prior to 2013.

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

Atlantic States’ participation in the pool with Donegal Mutual exposes it to adverse loss development on the business of Donegal Mutual that the pool includes. However, pooled business represents the predominant percentage of the net underwriting activity of both companies, and Donegal Mutual and Atlantic States proportionately share any adverse risk development of the pooled business. The business in the pool is homogeneous and each company has a pro-rata share of the entire pool. Since substantially all of the business of Atlantic States and Donegal Mutual is pooled and the results shared by each company according to its participation level under the terms of the pooling agreement, the intent of the underwriting pool is to produce a more uniform and stable underwriting result from year to year for each company than either would experience individually and to spread the risk of loss between the companies.

Our insurance subsidiaries’ liability for losses and loss expenses by major line of business at December 31, 2013 and 2012 consisted of the following:

	2013	2012
	(in thousands)
Commercial lines:
Automobile	$36,017	$32,012
Workers’ compensation	79,932	67,715
Commercial multi-peril	39,822	39,645
Other	2,716	4,142

Total commercial lines	158,487	143,514

Personal lines:
Automobile	92,280	93,966
Homeowners	13,367	11,643
Other	1,471	1,813

Total personal lines	107,118	107,422

Total commercial and personal lines	265,605	250,936
Plus reinsurance recoverable	230,014	207,891

Total liability for losses and loss expenses	$495,619	$458,827

We have evaluated the effect on our insurance subsidiaries’ loss and loss expense reserves and our stockholders’ equity in the event of reasonably likely changes in the variables we consider in establishing loss and loss expense reserves. We established the range of reasonably likely changes based on a review of changes in accident year development by line of business and applied it to our insurance subsidiaries’ loss reserves as a whole. The selected range does not necessarily indicate what could be the potential best or worst case or the most-likely scenario. The following table sets forth the effect on our insurance subsidiaries’ loss and loss expense reserves and our stockholders’ equity in the event of reasonably likely changes in the variables considered in establishing loss and loss expense reserves:

Change in Loss and Loss Expense Reserves Net of Reinsurance	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2013	Percentage Change in Equity at December 31, 2013(1)	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2012	Percentage Change in Equity at December 31, 2012(1)
(dollars in thousands)
-10.0%	$239,045	4.4%	$225,842	4.1%
-7.5	245,685	3.3	232,116	3.1
-5.0	252,325	2.2	238,389	2.0
-2.5	258,965	1.1	244,663	1.0
Base	265,605	—	250,936	—
2.5	272,245	-1.1	257,209	-1.0
5.0	278,885	-2.2	263,483	-2.0
7.5	285,525	-3.3	269,756	-3.1
10.0	292,166	-4.4	276,030	-4.1

(1)	Net of income tax effect.

Our insurance subsidiaries base their reserves for unpaid losses and loss expenses on current trends in loss and loss expense development and reflect their best estimates for future amounts needed to pay losses and loss expenses with respect to incurred events currently known to them plus incurred but not reported (“IBNR”) claims. Our insurance subsidiaries develop their reserve estimates based on an assessment of known facts and circumstances, review of historical loss settlement patterns, estimates of trends in claims severity, frequency, legal and regulatory changes and other assumptions. Our insurance subsidiaries consistently apply actuarial loss reserving techniques and assumptions, which rely on historical information as adjusted to reflect current conditions, including consideration of recent case reserve activity. Our insurance subsidiaries use the most-likely number their actuaries determine. For the year ended December 31, 2013, the actuaries developed a range from a low of $238.8 million to a high of $295.5 million and with a most-likely number of $265.6 million. The actuaries’ range of estimates for commercial lines in 2013 was $142.5 million to $176.2 million, and the actuaries selected the most-likely number of $158.5 million. The actuaries’ range of estimates for personal lines in 2013 was $96.2 million to $119.3 million, and the actuaries selected the most-likely number of $107.1 million. For the year ended December 31, 2012, the actuaries developed a range from a low of $228.7 million to a high of $275.3 million and with a most-likely number of $250.9 million. The actuaries’ range of estimates for commercial lines in 2012 was $130.9 million to $157.4 million, and the actuaries selected the most-likely number of $143.5 million. The actuaries’ range of estimates for personal lines in 2012 was $97.8 million to $117.9 million, and the actuaries selected the most-likely number of $107.4 million.

Our insurance subsidiaries seek to enhance their underwriting results by carefully selecting the product lines they underwrite. For personal lines products, our insurance subsidiaries insure standard and preferred risks in private passenger automobile and homeowners lines. For commercial lines products, the commercial risks that our insurance subsidiaries primarily insure are business offices, wholesalers, service providers, contractors, artisans and light manufacturing operations. Our insurance subsidiaries have limited exposure to asbestos and other environmental liabilities. Our insurance subsidiaries write no medical malpractice liability risks. Through the consistent application of this disciplined underwriting philosophy, our insurance subsidiaries have avoided many of the “long-tail” issues other insurance companies have faced. We consider workers’ compensation to be a “long-tail” line of business, in that workers’ compensation claims tend to be settled over a longer time frame than those in the other lines of business of our insurance subsidiaries.

The following table presents 2013 and 2012 claim count and payment amount information for workers’ compensation. Workers’ compensation losses primarily consist of indemnity and medical costs for injured workers.

	For the Year Ended December 31,
(dollars in thousands)	2013	2012
Number of claims pending, beginning of period	2,345	2,430
Number of claims reported	6,869	6,114
Number of claims settled or dismissed	6,605	6,199
Number of claims pending, end of period	2,609	2,345

Losses paid	$32,419	$30,860
Loss expenses paid	7,365	6,518

Investments

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we write down the investment to its fair value and we reflect the amount of the write-down as a realized loss in our results of operations when we consider the decline in value of an individual investment to be other than temporary. We individually monitor all investments for other-than-temporary declines in value. Generally, we assume there has been an other-than-temporary decline in value if an individual equity security has depreciated in value by more than 20% of original cost and has been in such an unrealized loss position for more than six months. We held four equity securities that were in an unrealized loss position at December 31, 2013. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we considered these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, company or geographic events that have negatively impacted the value of a security and rating agency downgrades. We held 216 debt securities that were in an unrealized loss position at December 31, 2013. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary. We did not recognize any impairment losses in 2013, 2012 or 2011.

We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at December 31, 2013 as follows:

	Less than 12 months		12 months or longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$50,802,809	$821,941	$4,642,775	$104,331
Obligations of states and political subdivisions	65,170,891	363,240	13,404,781	98,676
Corporate securities	16,693,759	83,535	6,851,898	71,802
Mortgage-backed securities	72,878,347	535,944	19,013,889	213,414
Equity securities	1,628,893	92,867	—	—

Totals	$207,174,699	$1,897,527	$43,913,343	$488,223

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

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. We generally obtain one price per security. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates we obtain are representative of fair values based upon their general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security type and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At December 31, 2013 and 2012, we received one estimate per security from one of the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at December 31, 2013 and 2012, we did not identify any discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

We had no sales or transfers from the held to maturity portfolio in 2013, 2012 or 2011.

Policy Acquisition Costs

We defer our insurance subsidiaries’ policy acquisition costs, consisting primarily of commissions, premium taxes and certain other underwriting costs, reduced by ceded commissions, that vary with and relate directly to the production of business. We amortize these costs over the period in which our insurance subsidiaries earn the premiums on that business. The method our insurance subsidiaries follow in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, losses and loss expenses and certain other costs we expect to incur as our insurance subsidiaries earn the premium.

Management Evaluation of Operating Results

Despite headwinds from economic uncertainty, challenging insurance market conditions and unusually adverse weather conditions that affected our results in recent years, we believe that our focused business strategy, including our insurance subsidiaries’ disciplined underwriting practices, have positioned us well for 2014 and beyond.

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

We use the following financial data to monitor and evaluate our operating results:

	Year Ended December 31,
(in thousands)	2013	2012	2011

Net premiums written:
Personal lines:
Automobile	$196,363	$195,132	$186,677
Homeowners	106,420	97,120	89,405
Other	15,915	16,319	14,983

Total personal lines	318,698	308,571	291,065

Commercial lines:
Automobile	58,165	51,261	46,168
Workers’ compensation	77,589	65,390	51,849
Commercial multi-peril	74,516	64,476	57,988
Other	4,463	6,749	6,981

Total commercial lines	214,733	187,876	162,986

Total net premiums written	$533,431	$496,447	$454,051

Components of GAAP combined ratio:
Loss ratio	66.6%	70.1%	78.9%
Expense ratio	31.8	31.2	31.4
Dividend ratio	0.4	0.3	0.3

GAAP combined ratio	98.8%	101.6%	110.6%

Revenues:
Premiums earned:
Personal lines	$312,309	$300,272	$282,498
Commercial lines	202,983	174,735	152,247

SAP premiums earned	515,292	475,007	434,745
GAAP adjustments	—	(5)	(3,275)

GAAP premiums earned	515,292	475,002	431,470
Net investment income	18,795	20,169	20,858
Realized investment gains	2,423	6,859	12,281
Equity in earnings of DFSC	2,908	4,533	2,023
Other	7,692	8,420	8,386

Total revenues	$547,110	$514,983	$475,018

	Year Ended December 31,
(in thousands)	2013	2012	2011

Components of net income:
Underwriting income (loss):
Personal lines	$1,654	$(18,236)	$(40,739)
Commercial lines	(524)	5,251	(6,560)

SAP underwriting income (loss)	1,130	(12,985)	(47,299)
GAAP adjustments	5,175	5,545	1,532

GAAP underwriting income (loss)	6,305	(7,440)	(45,767)
Net investment income	18,795	20,169	20,858
Realized investment gains	2,423	6,859	12,281
Equity in earnings of DFSC	2,908	4,533	2,023
Other	2,279	3,737	3,866

Income (loss) before income tax (expense) benefit	32,710	27,858	(6,739)
Income tax (expense) benefit	(6,388)	(4,765)	7,192

Net income	$26,322	$23,093	$453

Statutory Combined Ratios

We evaluate our insurance operations by monitoring certain key measures of growth and profitability. In addition to using GAAP-based performance measurements, we also utilize certain non-GAAP financial measures that we believe are valuable in managing our business and for comparison to our peers. These non-GAAP measures are underwriting (loss) income, statutory combined ratio and net premiums written. An insurance company’s statutory combined ratio is a standard measure of underwriting profitability. This ratio is the sum of the ratio of calendar-year incurred losses and loss expenses to premiums earned; the ratio of expenses incurred for commissions, premium taxes and underwriting expenses to premiums written and the ratio of dividends to policyholders to premiums earned. The statutory combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. A ratio of less than 100 percent generally indicates underwriting profitability. The statutory combined ratio differs from the GAAP combined ratio. In calculating the GAAP combined ratio, installment payment fees are not deducted from incurred expenses and the expense ratio is based on premiums earned instead of premiums written. The following table sets forth our insurance subsidiaries’ statutory combined ratios by major line of business for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013		2012	2011
Commercial lines:
Automobile	104.9%		94.5%	105.4%
Workers’ compensation	96.9		98.1	96.0
Commercial multi-peril	92.9		90.5	103.0
Other	NM	[1]	15.0	46.1
Total commercial lines	95.7		91.2	99.0

Personal lines:
Automobile	103.2		108.1	106.9
Homeowners	93.0		100.9	126.3
Other	80.5		89.4	103.6
Total personal lines	98.8		105.0	112.6
Total commercial and personal lines	97.4		99.8	107.9

[1]	Not meaningful

Results of Operations

YEAR ENDED DECEMBER 31, 2013 COMPARED TO YEAR ENDED DECEMBER 31, 2012

Net Premiums Written

Our insurance subsidiaries’ 2013 net premiums written increased 7.5% to $533.4 million, compared to $496.4 million for 2012. We primarily attribute the increase to a reduction in MICO’s quota-share reinsurance, the impact of premium rate increases and an increase in the writing of commercial lines of insurance. Effective January 1, 2013, MICO reduced its external quota-share reinsurance percentage from 40% to 30%. Commercial lines net premiums written increased $26.6 million, or 14.1%, for 2013 compared to 2012. The increase includes $5.6 million related to the reduction in the amount of premium MICO reinsured in 2013, with the remainder attributable to increased writings of new accounts in the commercial automobile, commercial multi-peril and workers’ compensation lines of business. Personal lines net premiums written increased $10.4 million, or 3.4%, for 2013 compared to 2012. The increase includes $4.2 million resulting from the reduction in the amount of premium MICO reinsured in 2013, with the remainder primarily attributable to premium rate increases our subsidiaries implemented throughout 2012 and 2013 and reduced reinsurance reinstatement premiums.

Net Premiums Earned

Our insurance subsidiaries’ net premiums earned increased to $515.3 million for 2013, an increase of $40.3 million, or 8.5%, over 2012, reflecting increases in net premiums written during 2012 and 2013. Our insurance subsidiaries earn premiums and recognize them as income over the terms of the policies they issue. Such terms are generally one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding twelve-month period compared to the same period one year earlier.

Investment Income

For 2013, our net investment income was $18.8 million, a $1.4 million decrease from 2012. An increase in our average invested assets from $795.9 million in 2012 to $799.1 million in 2013 was offset by a decrease in our annualized average rate of return to 2.4% in 2013, compared to 2.5% in 2012.

Installment Payment Fees

Our insurance subsidiaries’ installment fees decreased primarily as a result of their customers’ increased usage of payment plans that have lower installment payment fees during 2013.

Net Realized Investment Gains/Losses

Our net realized investment gains in 2013 and 2012 were $2.4 million and $6.9 million, respectively. The net realized investment gains in 2013 and 2012 resulted from normal turnover within our investment portfolio. We did not recognize any impairment losses during 2013 or 2012.

Equity in Earnings of DFSC

Our equity in the earnings of DFSC in 2013 and 2012 was $2.9 million and $4.5 million, respectively. The decrease in DFSC’s earnings resulted from a lesser benefit from acquisition accounting adjustments and lower net realized gains during 2013 compared to 2012.

Losses and Loss Expenses

Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, was 66.6% in 2013, compared to 70.1% in 2012. Our insurance subsidiaries’ commercial lines loss ratio increased to 67.1% in 2013, compared to 65.5% in 2012. This increase resulted primarily from the commercial automobile loss ratio increasing to 73.0% in 2013, compared to 63.8% in 2012, and the commercial multi-peril ratio increasing to 61.5% in 2013, compared to 60.2% in 2012. The personal lines loss ratio decreased to 66.3% in 2013, compared to 72.8% in 2012, primarily as a result of a decrease in the homeowners loss ratio to 57.7% in 2013, compared to 66.1% in 2012, as a result of a decrease in weather-related claims. Our insurance subsidiaries experienced unfavorable loss reserve development of approximately $10.4 million during 2013 in their reserves for prior accident years, compared to unfavorable loss reserve development of approximately $7.6 million during 2012. The change in loss reserve development patterns occurred primarily within our insurance subsidiaries’ workers’ compensation, commercial automobile, commercial multi-peril and personal automobile reserves.

Underwriting Expenses

Our insurance subsidiaries’ expense ratio, which is the ratio of policy acquisition and other underwriting expenses to premiums earned, was 31.8% in 2013, compared to 31.2% in 2012.

Combined Ratio

Our insurance subsidiaries’ combined ratio was 98.8% and 101.6% in 2013 and 2012, respectively. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned.

Interest Expense

Our interest expense in 2013 was $1.6 million, compared to $2.4 million in 2012. The decrease was related to a lower average interest rate on borrowings during 2013 compared to 2012 due to the utilization of Federal Home Loan Bank (“FHLB”) borrowings to prepay $15.5 million of subordinated debentures during the first quarter of 2013.

Income Taxes

Our income tax expense was $6.4 million in 2013, compared to $4.8 million in 2012. Our effective tax rate for 2013 was 19.5%, compared to 17.1% for 2012. The change in effective tax rates is primarily due to tax-exempt interest income representing a smaller proportion of income before income tax expense in 2013 compared to 2012.

Net Income and Earnings Per Share

Our net income in 2013 was $26.3 million, or $1.02 per share of Class A common stock on a diluted basis and $.94 per share of Class B common stock, compared to $23.1 million, or $.91 per share of Class A common stock on a diluted basis and $.83 per share of Class B common stock, in 2012. We had 20.8 million and 20.0 million Class A shares outstanding at December 31, 2013 and 2012, respectively. We had 5.6 million Class B shares outstanding for both periods. There are no outstanding securities that dilute our shares of Class B common stock.

Book Value Per Share and Return on Equity

Our stockholders’ equity decreased by $3.2 million in 2013. We attribute the decrease to net after-tax unrealized losses within our available-for-sale fixed maturity investment portfolio during 2013. Book value per share decreased to $15.02 at December 31, 2013, compared to $15.63 a year earlier. Our return on average equity was 6.6% for 2013, compared to 5.9% for 2012.

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

We have historically generated sufficient net positive cash flow from our operations to fund our commitments and build our investment portfolio, thereby increasing future investment returns. The pooling agreement with Donegal Mutual historically has been cash flow positive because of the profitability of the underwriting pool. Because we settle the pool monthly, cash flows are substantially similar to cash flows that would result from the underwriting of direct business. We maintain a high degree of liquidity in our investment portfolio in the form of marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective. This laddering provides an additional measure of liquidity to meet our obligations and the obligations of our insurance subsidiaries should an unexpected variation occur in the future. Net cash flows provided by operating activities in 2013, 2012 and 2011 were $46.0 million, $25.0 million and $21.1 million, respectively.

In June 2013, we renewed our existing credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a $60.0 million unsecured, revolving line of credit. The line of credit now expires in July 2016. We have the right to request a one-year extension of the credit agreement as of each anniversary date of the agreement. At December 31, 2013, we had $43.0 million in outstanding borrowings and had the ability to borrow an additional $17.0 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus 2.25%. The interest rate on our outstanding borrowings is adjustable quarterly. At December 31, 2013, the interest rate on our outstanding borrowings was 2.42%. We pay a fee of 0.2% per annum on the loan commitment amount regardless of usage. The credit agreement requires our compliance with certain covenants. These covenants include minimum levels of our net worth, leverage ratio, statutory surplus and the A.M. Best ratings of our insurance subsidiaries. We complied with all requirements of the credit agreement during 2013.

MICO has an agreement with the FHLB of Indianapolis. Through its membership, MICO has the ability to issue debt to the FHLB of Indianapolis in exchange for cash advances. There were no outstanding borrowings at December 31, 2013 or 2012.

Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. During 2013, Atlantic States issued secured debt in the principal amount of $15.0 million to the FHLB of Pittsburgh in exchange for cash advances in the amount of $15.0 million. The interest rate on the advances was .26% at December 31, 2013. Atlantic States then loaned $15.0 million to us. We used the proceeds of our loan from Atlantic States to fund our prepayment of our subordinated debentures. Atlantic States had no outstanding borrowings with the FHLB of Pittsburgh at December 31, 2012.

The following table shows expected payments for our significant contractual obligations at December 31, 2013:

(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Net liability for unpaid losses and loss expenses of our insurance subsidiaries	$265,605	$125,781	$118,706	$9,713	$11,405
Subordinated debentures	5,000	—	—	—	5,000
Borrowings under line of credit	58,000	15,000	43,000	—	—

Total contractual obligations	$328,605	$140,781	$161,706	$9,713	$16,405

We estimated the timing of the amounts for the net liability for unpaid losses and loss expenses of our insurance subsidiaries based on historical experience and expectations of future payment patterns. We have shown the liability net of reinsurance recoverable on unpaid losses and loss expenses to reflect expected future cash flows related to such liability. Assumed amounts from the underwriting pool with Donegal Mutual represent a substantial portion of our insurance subsidiaries’ gross liability for unpaid losses and loss expenses, and ceded amounts to the underwriting pool represent a substantial portion of our insurance subsidiaries’ reinsurance recoverable on unpaid losses and loss expenses. We include cash settlements of Atlantic States’ assumed liability from the pool in our monthly settlements of pooled activity. In these monthly settlements, we net amounts ceded to and assumed from the pool. Although Donegal Mutual and Atlantic States do not anticipate any further changes in the pool participation levels in the foreseeable future, any such change would be prospective in nature and therefore would not impact the timing of expected payments for Atlantic States’ proportionate liability for pooled losses occurring in periods prior to the effective date of such change.

We estimated the timing of the amounts for the borrowings under our lines of credit based on their contractual maturities that we discuss in Note 9 - Borrowings. Our borrowings under our lines of credit carry interest rates that vary as discussed in Note 9 - Borrowings. Based upon the interest rates in effect at December 31, 2013, our annual interest cost associated with our borrowings under our lines of credit is approximately $1.1 million. For every 1% change in the interest rate associated with our borrowings under our lines of credit, the effect on our annual interest cost would be approximately $580,000.

Cash dividends declared to stockholders totaled $13.0 million, $12.3 million and $12.0 million in 2013, 2012 and 2011, respectively. There are no regulatory restrictions on our payment of dividends to our stockholders, although there are state law restrictions on the payment of dividends from our insurance subsidiaries to us. Our insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis and are subject to regulations under which their payment of dividends from statutory surplus is restricted and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are subject to risk-based capital (“RBC”) requirements. The amount of statutory capital and surplus necessary for our insurance subsidiaries to satisfy regulatory requirements, including the RBC requirements, was not significant in relation to our insurance subsidiaries’ statutory capital and surplus at December 31, 2013. In 2014, amounts available for distribution as dividends to us from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities are $18.7 million from Atlantic States, $4.2 million from Southern, $2.8 million from Le Mars, $4.2 million from Peninsula, $1.1 million from Sheboygan and $4.1 million from MICO, or a total of approximately $35.1 million.

Investments

At December 31, 2013 and 2012, our investment portfolio of primarily investment-grade bonds, common stock, short-term investments and cash totaled $819.4 million and $826.2 million, respectively, representing 59.1% and 61.8%, respectively, of our total assets (see “Business - Investments” for more information).

	December 31,
	2013		2012		2011
		Percent of		Percent of		Percent of
(dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Fixed maturities:
Total held to maturity	$240,370	30.4%	$42,100	5.2%	$58,490	7.4%
Total available for sale	403,652	51.0	694,510	86.1	646,598	82.3

Total fixed maturities	644,022	81.4	736,610	91.3	705,088	89.7
Equity securities	12,423	1.5	8,757	1.1	7,438	1.0
Investments in affiliates	35,685	4.5	37,236	4.6	32,322	4.1
Short-term investments	99,678	12.6	23,826	3.0	40,461	5.2

Total investments	$791,808	100.0%	$806,429	100.0%	$785,309	100.0%

The carrying value of our fixed maturity investments represented 81.4% and 91.3% of our total invested assets at December 31, 2013 and 2012, respectively.

Our fixed maturity investments consisted of high-quality marketable bonds, of which 100.0% and 99.0% were rated at investment-grade levels at December 31, 2013 and 2012, respectively.

At December 31, 2013, the net unrealized gain on available-for-sale fixed maturity investments, net of deferred taxes, amounted to $8.7 million, compared to $25.6 million at December 31, 2012.

At December 31, 2013, the net unrealized gain on our equity securities, net of deferred taxes, amounted to $165,573, compared to $61,149 at December 31, 2012.

Impact of Inflation

Our insurance subsidiaries establish their property and casualty insurance premium rates before they know the amount of losses and loss settlement expenses or the extent to which inflation may impact such expenses. Consequently, our insurance subsidiaries attempt, in establishing rates, to anticipate the potential impact of inflation.

Impact of New Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance that requires an entity to provide information about amounts it reclassifies out of accumulated other comprehensive income. If GAAP requires an entity to reclassify amounts out of accumulated other comprehensive income to net income in their entirety in the same reporting period, the guidance requires an entity to present significant amounts it reclassifies out of accumulated other comprehensive income by the respective line items of net income, either on the face of the statement where the entity presents net income or in the notes to the entity’s financial statements,. For other amounts that GAAP does not require an entity to reclassify to net income in their entirety, the guidance requires an entity to cross-reference such amounts to other disclosures GAAP requires that provide additional detail about those amounts. The guidance was effective for interim and annual reporting periods after December 15, 2012. We adopted this new guidance as of January 1, 2013. Our adoption of this new guidance did not impact our financial position, results of operations or cash flows.

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

Interest Rate Risk

Our exposure to market risk for a change in interest rates is concentrated in our investment portfolio. We monitor this exposure through periodic reviews of our asset and liability positions. We regularly monitor estimates of cash flows and the impact of interest rate fluctuations relating to the investment portfolio. Generally, we do not hedge our exposure to interest rate risk because we have the capacity to, and do, hold fixed maturity investments to maturity.

Principal cash flows and related weighted-average interest rates by stated maturity dates for financial instruments sensitive to interest rates at December 31, 2013 are as follows:

(in thousands)	Principal Cash Flows	Weighted- Average Interest Rate
Fixed maturity and short-term investments:
2014	$107,794	0.38%
2015	9,664	4.35
2016	13,265	4.05
2017	20,015	3.88
2018	21,535	4.38
Thereafter	569,970	3.62

Total	$742,243

Fair value	$742,120

Debt:
2014	$15,000	0.26%
2015	43,000	2.42
Thereafter	5,000	5.00

Total	$63,000

Fair value	$63,000

Actual cash flows from investments may differ from those depicted above as a result of calls and prepayments.

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

Through November 30, 2010, MICO and West Bend were parties to quota-share reinsurance agreements whereby MICO ceded 75% of its business to West Bend. MICO and West Bend terminated the reinsurance agreement in effect at November 30, 2010 on a run-off basis. West Bend’s obligations related to all past reinsurance agreements with MICO remain in effect for all policies with effective dates prior to December 1, 2010. West Bend and MICO entered into a trust agreement on December 1, 2010. Under the terms of the trust agreement, West Bend placed into trust, for the sole benefit of MICO, assets with a fair value equal to the amount of unearned premiums and unpaid losses and loss expenses, reduced by any net premium balances not yet paid by MICO, that West Bend had assumed pursuant to such reinsurance agreements at November 30, 2010. The amount of assets required to be held in trust adjusts monthly based upon the remaining net obligations of West Bend. West Bend may terminate the trust agreement on the earlier of December 1, 2020 or the date on which the obligations of West Bend are equal to or less than $5.0 million. As of December 31, 2013, West Bend’s net obligations under the reinsurance agreements were approximately $15.9 million, and the fair value of assets held in trust was approximately $17.9 million.

Item 8.	Financial Statements and Supplementary Data.

Donegal Group Inc.

Consolidated Balance Sheets

	December 31,
	2013	2012
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost (fair value $238,790,476 and $43,735,739)	$240,370,277	$42,100,196
Available for sale, at fair value (amortized cost $390,254,251 and $655,173,806)	403,651,965	694,509,821
Equity securities, available for sale, at fair value (cost $12,168,110 and $8,663,183)	12,422,837	8,757,258
Investments in affiliates	35,685,433	37,235,530
Short-term investments, at cost, which approximates fair value	99,677,795	23,826,227

Total investments	791,808,307	806,429,032
Cash	27,636,416	19,801,290
Accrued investment income	5,423,531	6,332,085
Premiums receivable	123,904,629	117,196,478
Reinsurance receivable	244,239,113	215,893,322
Deferred policy acquisition costs	43,627,510	40,121,697
Deferred tax asset, net	20,310,558	6,267,536
Prepaid reinsurance premiums	112,663,942	111,156,162
Property and equipment, net	6,424,703	5,953,833
Accounts receivable - securities	1,187,866	—
Federal income taxes recoverable	420,952	—
Goodwill	5,625,354	5,625,354
Other intangible assets	958,010	958,010
Other	1,179,611	1,154,388

Total assets	$1,385,410,502	$1,336,889,187

Liabilities and Stockholders’ Equity
Liabilities
Losses and loss expenses	$495,619,269	$458,827,395
Unearned premiums	382,734,642	363,088,103
Accrued expenses	19,265,097	17,140,832
Reinsurance balances payable	17,948,808	13,941,337
Borrowings under lines of credit	58,000,000	52,000,000
Cash dividends declared to stockholders	3,299,182	3,066,532
Subordinated debentures	5,000,000	20,465,000
Accounts payable - securities	751,641	—
Federal income taxes payable	—	583,977
Due to affiliate	2,170,225	4,579,437
Drafts payable	1,386,285	863,589
Other	2,358,242	2,298,891

Total liabilities	988,533,391	936,855,093

Stockholders’ Equity
Preferred stock, $.01 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 40,000,000 and 30,000,000 shares, issued 21,786,765 and 20,941,821 shares and outstanding 20,845,903 and 20,025,199 shares	217,868	209,419
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	189,116,410	176,416,585
Accumulated other comprehensive (loss) income	(2,312,890)	26,394,577
Retained earnings	222,888,887	209,670,214
Treasury stock, at cost	(13,089,656)	(12,713,193)

Total stockholders’ equity	396,877,111	400,034,094

Total liabilities and stockholders’ equity	$1,385,410,502	$1,336,889,187

See accompanying notes to consolidated financial statements.

Donegal Group Inc.

Consolidated Statements of Income and Comprehensive Income

	Years Ended December 31,
	2013	2012	2011
Statements of Income
Revenues
Net premiums earned (includes affiliated reinsurance of $156,938,714, $142,608,940 and $130,555,613 - see note 3)	$515,291,944	$475,002,222	$431,470,184
Investment income, net of investment expenses	18,795,239	20,168,919	20,858,179
Installment payment fees	6,841,778	7,465,532	7,427,509
Lease income	849,795	953,216	957,353
Net realized investment gains (includes $2,423,442 accumulated other comprehensive income reclassification)	2,423,442	6,859,439	12,281,267
Equity in earnings of DFSC	2,907,867	4,533,257	2,023,127

Total revenues	547,110,065	514,982,585	475,017,619

Expenses
Net losses and loss expenses (includes affiliated reinsurance of $86,962,750, $81,219,926 and $87,950,502 - see note 3)	343,127,951	332,871,584	340,502,777
Amortization of deferred policy acquisition costs	81,753,000	74,314,000	68,571,000
Other underwriting expenses	82,196,700	73,914,514	66,923,764
Policyholder dividends	1,909,569	1,342,582	1,240,079
Interest	1,635,323	2,358,711	2,126,784
Other	3,777,257	2,322,934	2,392,528

Total expenses	514,399,800	487,124,325	481,756,932

Income before income tax expense (benefit)	32,710,265	27,858,260	(6,739,313)
Income tax expense (benefit) (includes $823,970 income tax expense from reclassification items)	6,388,273	4,765,640	(7,192,266)

Net income	$26,321,992	$23,092,620	$452,953

Basic earnings per common share:
Class A common stock	$1.04	$0.92	$0.02

Class B common stock	$0.94	$0.83	$0.01

Diluted earnings per common share:
Class A common stock	$1.02	$0.91	$0.02

Class B common stock	$0.94	$0.83	$0.01

Statements of Comprehensive Income
Net income	$26,321,992	$23,092,620	$452,953

Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on securities:
Unrealized holding (loss) gain arising during the period, net of income tax (benefit) expense of ($14,633,895), $4,833,143 and 12,237,669	(27,107,995)	9,171,817	23,077,997
Reclassification adjustment for gains included in net income, net of income tax of $823,970 $2,332,209 and $4,175,631	(1,599,472)	(4,527,230)	(8,105,636)

Other comprehensive (loss) income	(28,707,467)	4,644,587	14,972,361

Comprehensive (loss) income	$(2,385,475)	$27,737,207	$15,425,314

See accompanying notes to consolidated financial statements.

Donegal Group Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock					Accumulated Other			Total
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid- In Capital	Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Stockholders’ Equity
Balance, January 1, 2011	20,656,527	5,649,240	$206,566	$56,492	$167,093,504	$8,561,086	$213,435,095	$(9,249,933)	$380,102,810

Issuance of common stock (stock compensation plans)	96,472		964		1,459,579				1,460,543
Net income							452,953		452,953
Cash dividends							(11,999,488)		(11,999,488)
Grant of stock options					2,283,860		(2,283,860)		—
Purchase of treasury stock								(1,537,587)	(1,537,587)
Other comprehensive income						14,972,361			14,972,361

Balance, December 31, 2011	20,752,999	5,649,240	$207,530	$56,492	$170,836,943	$23,533,447	$199,604,700	$(10,787,520)	$383,451,592

Issuance of common stock (stock compensation plans)	188,822		1,889		2,995,622				2,997,511
Net income							23,092,620		23,092,620
Cash dividends							(12,278,965)		(12,278,965)
Grant of stock options					2,531,598		(2,531,598)		—
Tax benefit on exercise of stock options					52,422				52,422
Purchase of treasury stock								(1,925,673)	(1,925,673)
Other comprehensive income						4,644,587			4,644,587

Other						(1,783,457)	1,783,457		—

Balance, December 31, 2012	20,941,821	5,649,240	209,419	56,492	176,416,585	26,394,577	209,670,214	(12,713,193)	400,034,094

Issuance of common stock (stock compensation plans)	844,944		8,449		12,108,468				12,116,917
Net income							26,321,992		26,321,992
Cash dividends							(13,043,121)		(13,043,121)
Grant of stock options					60,198		(60,198)		—
Tax benefit on exercise of stock options					531,159				531,159
Purchase of treasury stock								(376,463)	(376,463)
Other comprehensive loss						(28,707,467)			(28,707,467)

Balance, December 31, 2013	21,786,765	5,649,240	$217,868	$56,492	$189,116,410	$(2,312,890)	$222,888,887	$(13,089,656)	$396,877,111

See accompanying notes to consolidated financial statements.

Donegal Group Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net income	$26,321,992	$23,092,620	$452,953

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,049,101	3,950,693	4,106,561
Net realized investment gains	(2,423,442)	(6,859,439)	(12,281,267)
Equity in earnings of DFSC	(2,907,867)	(4,533,257)	(2,023,127)
Changes in Assets and Liabilities:
Losses and loss expenses	36,791,874	16,419,780	59,088,943
Unearned premiums	19,646,539	26,150,842	39,665,100
Accrued expenses	2,124,265	(3,815,717)	(330,857)
Premiums receivable	(6,708,151)	(12,481,151)	(8,247,378)
Deferred policy acquisition costs	(3,505,813)	(3,696,742)	(1,979,376)
Deferred income taxes	1,414,843	1,151,250	(5,922,491)
Reinsurance receivable	(28,345,791)	(6,069,415)	(35,987,161)
Accrued investment income	908,554	380,953	652,133
Amounts due to affiliate	(2,409,212)	(806,954)	2,460,287
Reinsurance balances payable	4,007,471	(6,098,002)	899,017
Prepaid reinsurance premiums	(1,507,780)	(4,706,144)	(17,084,247)
Current income taxes	(1,004,929)	3,245,785	(1,713,483)
Other, net	556,815	(360,477)	(674,296)

Net adjustments	19,686,477	1,872,005	20,628,358

Net cash provided by operating activities	46,008,469	24,964,625	21,081,311

Cash Flows from Investing Activities:
Purchases of fixed maturities:
Available for sale	(148,486,404)	(241,343,085)	(189,111,596)
Purchases of equity securities	(47,156,954)	(31,254,324)	(23,857,802)
Sales of fixed maturities:
Available for sale	133,890,611	90,484,097	122,873,102
Maturity of fixed maturities:
Held to maturity	13,767,271	16,061,587	5,888,236
Available for sale	52,675,833	115,501,507	53,763,701
Sales of equity securities	43,204,703	30,001,187	27,036,422
Purchase of MICO	—	—	(7,207,471)
Net decrease (increase) in investment in affiliates	1,139,800	(100,000)	(20,570,000)
Net purchases of property and equipment	(1,254,767)	(744,082)	(238,538)
Net (purchases) sales of short-term investments	(75,851,568)	16,635,183	314,583

Net cash used in investing activities	(28,071,475)	(4,757,930)	(31,109,363)

Cash Flows from Financing Activities:
Issuance of common stock	12,550,066	2,983,399	1,460,543
Cash dividends paid	(12,810,471)	(12,208,509)	(11,874,367)
Purchases of treasury stock	(376,463)	(1,925,673)	(1,537,587)
Payments on subordinated debentures	(15,465,000)	—	—
Payments on line of credit	(15,500,000)	(6,000,000)	(3,617,371)
Borrowings under lines of credit	21,500,000	3,500,000	22,500,000

Net cash (used in) provided by financing activities	(10,101,868)	(13,650,783)	6,931,218

Net increase (decrease) in cash	7,835,126	6,555,912	(3,096,834)
Cash at beginning of year	19,801,290	13,245,378	16,342,212

Cash at end of year	$27,636,416	$19,801,290	$13,245,378

See accompanying notes to consolidated financial statements.

Donegal Group Inc.

Notes to Consolidated Financial Statements

1 - Summary of Significant Accounting Policies

Organization and Business

Donegal Mutual Insurance Company (“Donegal Mutual”) organized us as an insurance holding company on August 26, 1986. Our insurance subsidiaries, Atlantic States Insurance Company (“Atlantic States”), Southern Insurance Company of Virginia (“Southern”), Le Mars Insurance Company (“Le Mars”), the Peninsula Insurance Group (“Peninsula”), which consists of Peninsula Indemnity Company and The Peninsula Insurance Company, Sheboygan Falls Insurance Company (“Sheboygan”) and Michigan Insurance Company (“MICO”), write personal and commercial lines of property and casualty coverages exclusively through a network of independent insurance agents in certain Mid-Atlantic, Midwestern, New England and Southern states. We also own 48.2% of the outstanding stock of Donegal Financial Services Corporation (“DFSC”), a grandfathered unitary savings and loan holding company that owns Union Community Bank (“UCB”), a state savings bank. UCB has 13 banking offices, all of which are located in Lancaster County, Pennsylvania. Donegal Mutual owns the remaining 51.8% of the outstanding stock of DFSC.

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

At December 31, 2013, Donegal Mutual held approximately 37% of our outstanding Class A common stock and approximately 76% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 65% of the total voting power of our common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to a pooling agreement and other intercompany agreements and transactions. While each company maintains its separate corporate existence, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

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

Basis of Consolidation

Our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), include our accounts and those of our wholly owned subsidiaries. We have eliminated all significant inter-company accounts and transactions in consolidation. The terms “we,” “us,” “our” or the “Company” as used herein refer to the consolidated entity.

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

Fair Values of Financial Instruments

We use the following methods and assumptions in estimating our fair value disclosures:

Investments - We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values for our fixed maturity and equity investments. We generally obtain one price per security. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates obtained are representative of fair values based upon their general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security type and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. We refer to Note 5 - Fair Value Measurements for more information regarding our methods and assumptions in estimating fair values.

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

Reinsurance Accounting and Reporting

Our insurance subsidiaries rely upon reinsurance agreements to limit their maximum net loss from large single risks or risks in concentrated areas and to increase their capacity to write insurance. Reinsurance does not relieve our insurance subsidiaries from liability to their respective policyholders. To the extent that a reinsurer cannot pay losses for which it is liable under the terms of a reinsurance agreement with one of our insurance subsidiaries, our insurance subsidiaries retain continued liability for such losses. However, in an effort to reduce the risk of non-payment, our insurance subsidiaries require all of their reinsurers to have an A.M. Best rating of A- or better or, with respect to foreign reinsurers, to have a financial condition that, in the opinion of management, is equivalent to a company with an A.M. Best rating of A- or better. We refer to Note 10 - Reinsurance for more information regarding our reinsurance agreements.

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

In 2013 and 2012, we realized $531,159 and $52,422, respectively in tax benefits upon the exercise of stock options. We did not realize any tax benefits upon the exercise of stock options in 2011.

Earnings per Share

We calculate basic earnings per share by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

We have two classes of common stock, which we refer to as Class A common stock and Class B common stock. Our Class A common stock is entitled to the declaration and payment of cash dividends that are at least 10% higher than those we declare and pay on our Class B common stock. Accordingly, we use the two-class method for the computation of earnings per common share. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of common stock based on dividends declared and an allocation of remaining undistributed earnings using a participation percentage that reflects the dividend rights of each class.

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

2 - Impact of New Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance that requires an entity to provide information about amounts it reclassifies out of accumulated other comprehensive income. If GAAP requires an entity to reclassify amounts out of accumulated other comprehensive income to net income in their entirety in the same reporting period, the guidance requires an entity to present significant amounts it reclassifies out of accumulated other comprehensive income by the respective line items of net income, either on the face of the statement where the entity presents net income or in the notes to the entity’s financial statements,. For other amounts that GAAP does not require an entity to reclassify to net income in their entirety, the guidance requires an entity to cross-reference such amounts to other disclosures GAAP requires that provide additional detail about those amounts. The guidance was effective for interim and annual reporting periods after December 15, 2012. We adopted this new guidance as of January 1, 2013. Our adoption of this new guidance did not impact our financial position, results of operations or cash flows.

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

The following amounts represent reinsurance Atlantic States ceded to the pool during 2013, 2012 and 2011:

	2013	2012	2011
Premiums earned	$145,678,744	$132,876,094	$118,812,725
Losses and loss expenses	95,037,273	92,459,147	97,130,846
Prepaid reinsurance premiums	75,232,651	70,572,281	64,214,378
Liability for losses and loss expenses	88,035,924	83,623,652	77,312,645

The following amounts represent reinsurance Atlantic States assumed from the pool during 2013, 2012 and 2011:

	2013	2012	2011
Premiums earned	$337,548,492	$298,803,060	$266,687,610
Losses and loss expenses	198,785,775	187,415,893	206,907,170
Unearned premiums	176,845,395	157,140,642	141,880,039
Liability for losses and loss expenses	175,497,405	162,863,045	156,941,512

Donegal Mutual and Le Mars have a quota-share reinsurance agreement whereby Le Mars assumes 100% of the premiums and losses related to certain products Donegal Mutual offers in certain Midwestern states, which provide the availability of complementary products to Le Mars’ commercial accounts. Until October 31, 2012, Donegal Mutual and Southern had a quota-share reinsurance agreement whereby Southern assumed 100% of the premiums and losses related to personal lines products Donegal Mutual offered in Virginia through the use of its automated policy quoting and issuance system. The following amounts represent reinsurance Southern and Le Mars assumed from Donegal Mutual pursuant to the quota-share reinsurance agreements during 2013, 2012 and 2011:

	2013	2012	2011
Premiums earned	$12,170,155	$22,189,399	$17,757,409
Losses and loss expenses	10,839,444	19,620,587	14,983,405
Unearned premiums	1,831,672	9,926,381	10,225,922
Liability for losses and loss expenses	7,838,274	8,873,592	7,770,053

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

The following amounts represent reinsurance ceded to Donegal Mutual pursuant to these quota-share reinsurance agreements during 2013, 2012 and 2011:

	2013	2012	2011
Premiums earned	$34,992,435	$33,046,914	$22,123,229
Losses and loss expenses	25,301,470	22,569,557	16,038,590
Prepaid reinsurance premiums	16,032,985	15,457,605	14,181,338
Liability for losses and loss expenses	25,298,464	18,285,182	11,868,641

Atlantic States, Southern and Le Mars each have a catastrophe reinsurance agreement with Donegal Mutual that provides coverage under any one catastrophic occurrence above a set retention ($2,500,000, $2,000,000 and $500,000 for Atlantic States, Southern and Le Mars, respectively), with a combined retention of $5,000,000 for a catastrophe involving a combination of these subsidiaries, up to the amount Donegal Mutual and our insurance subsidiaries retain under catastrophe reinsurance agreements with unaffiliated reinsurers . Donegal Mutual and Southern have an excess of loss reinsurance agreement in which Donegal Mutual assumes up to $500,000 ($350,000 in 2011) of losses in excess of $500,000 ($400,000 in 2011).

The following amounts represent reinsurance that our insurance subsidiaries ceded to Donegal Mutual pursuant to these reinsurance agreements during 2013, 2012 and 2011:

	2013	2012	2011
Premiums earned	$12,108,754	$12,460,511	$12,953,452
Losses and loss expenses	2,323,726	10,787,850	20,770,637
Liability for losses and loss expenses	2,366,370	2,206,786	3,980,024

The following amounts represent the effect of affiliated reinsurance transactions on net premiums our insurance subsidiaries earned during 2013, 2012 and 2011:

	2013	2012	2011
Assumed	$349,718,647	$320,992,459	$284,445,019
Ceded	(192,779,933)	(178,383,519)	(153,889,406)

Net	$156,938,714	$142,608,940	$130,555,613

The following amounts represent the effect of affiliated reinsurance transactions on net losses and loss expenses our insurance subsidiaries incurred during 2013, 2012 and 2011:

	2013	2012	2011
Assumed	$209,625,219	$207,036,480	$221,890,575
Ceded	(122,662,469)	(125,816,554)	(133,940,073)

Net	$86,962,750	$81,219,926	$87,950,502

b. Expense Sharing

Donegal Mutual provides facilities, management and other services to us and our insurance subsidiaries. Donegal Mutual allocates certain related expenses to Atlantic States in relation to the relative participation of Atlantic States and Donegal Mutual in the pooling agreement. Our insurance subsidiaries other than Atlantic States reimburse Donegal Mutual for their personnel costs and bear their proportionate share of information services costs based on their percentage of the total written premiums of the Donegal Insurance Group. Charges for these services totalled $94,021,056, $78,778,333 and $64,711,860 for 2013, 2012 and 2011, respectively.

c. Lease Agreement

We lease office equipment and automobiles with terms ranging from 3 to 10 years to Donegal Mutual under a 10-year lease agreement dated January 1, 2011.

d. Legal Services

Donald H. Nikolaus, our Chairman of the Board and President and one of our directors, is a partner in the law firm of Nikolaus & Hohenadel. Such firm has served as our general counsel since 1986, principally in connection with the defense of claims litigation arising in Lancaster, Dauphin and York counties of Pennsylvania. We pay such firm its customary fees for such services.

e. Union Community Bank

At December 31, 2013 and 2012, we had $24,001,726 and $18,806,576, respectively, in checking accounts with UCB, a wholly owned subsidiary of DFSC. We earned $1,954, $1,591 and $1,019 in interest on these accounts during 2013, 2012 and 2011, respectively.

4 - Investments

The amortized cost and estimated fair values of fixed maturities and equity securities at December 31, 2013 and 2012 are as follows:

	2013
Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$47,945,882	$—	$869,683	$47,076,199
Obligations of states and political subdivisions	108,435,110	465,309	446,695	108,453,724
Corporate securities	14,874,969	17,337	111,957	14,780,349
Mortgage-backed securities	69,114,316	32,810	666,922	68,480,204

Totals	$240,370,277	$515,456	$2,095,257	$238,790,476

	2013
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$14,272,550	$117,736	$56,589	$14,333,697
Obligations of states and political subdivisions	265,783,151	11,778,794	15,221	277,546,724
Corporate securities	39,939,873	775,430	43,380	40,671,923
Mortgage-backed securities	70,258,677	923,380	82,436	71,099,621

Fixed maturities	390,254,251	13,595,340	197,626	403,651,965
Equity securities	12,168,110	347,594	92,867	12,422,837

Totals	$402,422,361	$13,942,934	$290,493	$416,074,802

	2012
Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,000,000	$11,510	$—	$1,011,510
Obligations of states and political subdivisions	40,909,132	1,609,211	—	42,518,343
Mortgage-backed securities	191,064	14,822	—	205,886

Totals	$42,100,196	$1,635,543	$—	$43,735,739

	2012
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$70,253,846	$1,101,208	$43,951	$71,311,103
Obligations of states and political subdivisions	385,371,983	32,221,045	606,065	416,986,963
Corporate securities	73,941,532	3,522,954	108,709	77,355,777
Mortgage-backed securities	125,606,445	3,315,976	66,443	128,855,978

Fixed maturities	655,173,806	40,161,183	825,168	694,509,821
Equity securities	8,663,183	200,823	106,748	8,757,258

Totals	$663,836,989	$40,362,006	$931,916	$703,267,079

At December 31, 2013, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $294.1 million and an amortized cost of $284.9 million. Our holdings also included special revenue bonds with an aggregate fair value of $91.9 million and an amortized cost of $89.3 million. With respect to both categories, we held no securities of any issuer that comprised more than 10% of the category at December 31, 2013. Education bonds and water and sewer utility bonds represented 56% and 23%, respectively, of our total investments in special revenue bonds based on their carrying values at December 31, 2013. Many of the issuers of the special revenue bonds we held at December 31, 2013 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held are similar to general obligation bonds.

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

We made reclassifications from available for sale to held to maturity of fixed maturities at fair value on November 30, 2013. We present the impact of the transfers in the following table, summarized by type of securities, at November 30, 2013:

	Amortized Cost	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$50,627,225	$47,914,311
Obligations of states and political subdivisions	88,456,842	79,866,801
Corporate securities	15,745,976	14,879,294
Mortgage-backed securities	72,465,250	69,567,883

Totals	$227,295,293	$212,228,289

We have segregated within accumulated other comprehensive loss the net unrealized losses of $15.1 million arising prior to the November 30, 2013 reclassification date for fixed maturities reclassified from available for sale to held to maturity. We will amortize this balance over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same fixed maturities.

We set forth below the amortized cost and estimated fair value of fixed maturities at December 31, 2013 by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Held to maturity
Due after one year through five years	$26,553,403	$26,883,591
Due after five years through ten years	65,434,886	64,537,687
Due after ten years	79,267,672	78,888,994
Mortgage-backed securities	69,114,316	68,480,204

Total held to maturity	$240,370,277	$238,790,476

Available for sale
Due in one year or less	$8,172,570	$8,256,627
Due after one year through five years	35,310,675	36,104,054
Due after five years through ten years	119,933,647	125,005,089
Due after ten years	156,578,682	163,186,574
Mortgage-backed securities	70,258,677	71,099,621

Total available for sale	$390,254,251	$403,651,965

The amortized cost of fixed maturities on deposit with various regulatory authorities at December 31, 2013 and 2012 amounted to $10,553,953 and $10,565,116, respectively.

Investments in affiliates consisted of the following at December 31, 2013 and 2012:

	2013	2012
DFSC	$35,685,433	$36,770,530
Other	—	465,000

Total	$35,685,433	$37,235,530

We account for investments in our affiliates using the equity method of accounting. Under this method, we record our investment at cost, with adjustments for our share of our affiliates’ earnings and losses as well as changes in our affiliates’ equity due to unrealized gains and losses. Our investments in affiliates at December 31, 2013 represented our 48.2% ownership interest in DFSC. In May 2011, DFSC merged with UNNF, with DFSC as the surviving company in the merger. Under the merger agreement, Province Bank FSB, which DFSC owned, and Union National Community Bank, which UNNF owned, also merged and began doing business as UCB. Donegal Mutual contributed $22.1 million and we contributed $20.6 million to DFSC as additional capital to facilitate the mergers. We made an additional equity investment in DFSC in the amount of $100,000 during 2012.

We include our share of DFSC’s net income in our results of operations. We have compiled the following summary financial information for DFSC at December 31, 2013 and 2012 from the financial statements of DFSC.

	December 31,
Balance sheets:	2013	2012
Total assets	$512,577,883	$509,670,100

Total liabilities	$438,649,355	$433,490,583
Stockholders’ equity	73,928,528	76,179,517

Total liabilities and stockholders’ equity	$512,577,883	$509,670,100

	Year Ended December 31,
Income statements:	2013	2012	2011
Net income	$6,030,292	$9,401,001	$4,196,054

Other comprehensive (loss) income in our statements of comprehensive income includes net unrealized (losses) gains of ($2.2 million), $138,771 and $479,401 for 2013, 2012 and 2011, respectively, representing our share of DFSC’s unrealized investment gains or losses.

At December 31, 2012, our investments in affiliates included our investments in statutory trusts that held our subordinated debentures that we discuss in Note 9 - Borrowings.

We derive net investment income, consisting primarily of interest and dividends, from the following sources:

	2013	2012	2011
Fixed maturities	$23,621,977	$24,642,897	$25,044,316
Equity securities	122,603	85,905	162,934
Short-term investments	98,817	34,482	57,296
Other	41,608	44,874	48,588

Investment income	23,885,005	24,808,158	25,313,134
Investment expenses	(5,089,766)	(4,639,239)	(4,454,955)

Net investment income	$18,795,239	$20,168,919	$20,858,179

We present below gross realized gains and losses from investments, including those we classified as held to maturity, and the change in the difference between fair value and cost of investments:

	2013	2012	2011
Gross realized gains:
Fixed maturities	$4,774,437	$6,730,331	$4,959,707
Equity securities	1,634,315	926,053	8,760,511

	6,408,752	7,656,384	13,720,218

Gross realized losses:
Fixed maturities	3,091,538	42,135	163,316
Equity securities	893,772	754,810	1,275,635

	3,985,310	796,945	1,438,951

Net realized gains	$2,423,442	$6,859,439	$12,281,267

Change in difference between fair value and cost of investments:
Fixed maturities	$(29,153,645)	$5,739,506	$29,646,545
Equity securities	160,652	(104,660)	(7,459,314)

Totals	$(28,992,993)	$5,634,846	$22,187,231

We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at December 31, 2013 as follows:

	Less than 12 months		12 months or longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$50,802,809	$821,941	$4,642,775	$104,331
Obligations of states and political subdivisions	65,170,891	363,240	13,404,781	98,676
Corporate securities	16,693,759	83,535	6,851,898	71,802
Mortgage-backed securities	72,878,347	535,944	19,013,889	213,414
Equity securities	1,628,893	92,867	—	—

Totals	$207,174,699	$1,897,527	$43,913,343	$488,223

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

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we write down the investment to its fair value, and we reflect the amount of the write-down as a realized loss in our results of operations when we consider the decline in value of an individual investment to be other than temporary. We individually monitor all investments for other-than-temporary declines in value. Generally, we assume there has been an other-than-temporary decline in value if an individual equity security has depreciated in value by more than 20% of original cost and has been in such an unrealized loss position for more than six months. We held four equity securities that were in an unrealized loss position at December 31, 2013. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we considered these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, company or geographic events that have negatively impacted the value of a security and rating agency downgrades. We held 216 debt securities that were in an unrealized loss position at December 31, 2013. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary.

We did not recognize any impairment losses in 2013, 2012 or 2011. We had no sales or transfers from the held to maturity portfolio in 2013, 2012 or 2011. We have no derivative instruments or hedging activities.

5 - Fair Value Measurements

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

For investments that have quoted market prices in active markets, we use the quoted market price as fair value and include these investments in Level 1 of the fair value hierarchy. We classify publicly traded equity securities as Level 1. When quoted market prices in active markets are not available, we base fair values on quoted market prices of comparable instruments or price estimates we obtain from independent pricing services. We classify our fixed maturity investments as Level 2. Our fixed maturity investments consist of U.S. Treasury securities and obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, corporate securities and mortgage-backed securities.

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. We generally obtain one price per security. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates we obtain are representative of fair values based upon their general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security type and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At December 31, 2013 and 2012, we received one estimate per security from one of the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at December 31, 2013 and 2012, we did not identify any discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

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

We evaluate our assets and liabilities on a regular basis to determine the appropriate level at which to classify them for each reporting period. Based on our review of the methodology and summary of inputs the pricing services use, we have concluded that our Level 1 and Level 2 investments were classified properly at December 31, 2013 and 2012.

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at December 31, 2013:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$14,333,697	$—	$14,333,697	$—
Obligations of states and political subdivisions	277,546,724	—	277,546,724	—
Corporate securities	40,671,923	—	40,671,923	—
Mortgage-backed securities	71,099,621	—	71,099,621	—
Equity securities	12,422,837	6,467,766	5,955,071	—

Totals	$416,074,802	$6,467,766	$409,607,036	$—

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at December 31, 2012:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$71,311,103	$—	$71,311,103	$—
Obligations of states and political subdivisions	416,986,963	—	416,986,963	—
Corporate securities	77,355,777	—	77,355,777	—
Mortgage-backed securities	128,855,978	—	128,855,978	—
Equity securities	8,757,258	5,365,721	3,391,537	—

Totals	$703,267,079	$5,365,721	$697,901,358	$—

6 - Deferred Policy Acquisition Costs

Changes in our insurance subsidiaries’ deferred policy acquisition costs are as follows:

	2013	2012	2011
Balance, January 1	$40,121,697	$36,424,955	$34,445,579
Acquisition costs deferred	85,258,813	78,010,742	70,550,376
Amortization charged to earnings	(81,753,000)	(74,314,000)	(68,571,000)

Balance, December 31	$43,627,510	$40,121,697	$36,424,955

7 - Property and Equipment

Property and equipment at December 31, 2013 and 2012 consisted of the following:

	2013	2012	Estimated Useful Life
Office equipment	$9,116,070	$8,863,377	5-15 years
Automobiles	2,106,116	2,010,762	3 years
Real estate	5,911,129	5,356,705	15-50 years
Software	2,717,205	2,717,206	5 years

	19,850,520	18,948,050
Accumulated depreciation	(13,425,817)	(12,994,217)

	$6,424,703	$5,953,833

Depreciation expense for 2013, 2012 and 2011 amounted to $783,897, $944,632 and $1.0 million, respectively.

8 - Liability for Losses and Loss Expenses

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

We summarize activity in our insurance subsidiaries’ liability for losses and loss expenses as follows:

	2013	2012	2011
Balance at January 1	$458,827,395	$442,407,615	$383,318,672
Less reinsurance recoverable	(207,891,560)	(199,392,836)	(165,422,373)

Net balance at January 1	250,935,835	243,014,779	217,896,299

Incurred related to:
Current year	332,770,088	325,275,882	340,671,237
Prior years	10,357,863	7,595,702	(168,460)

Total incurred	343,127,951	332,871,584	340,502,777

Paid related to:
Current year	201,781,955	205,876,331	219,183,102
Prior years	126,676,599	119,074,197	96,201,195

Total paid	328,458,554	324,950,528	315,384,297

Net balance at December 31	265,605,232	250,935,835	243,014,779
Plus reinsurance recoverable	230,014,037	207,891,560	199,392,836

Balance at December 31	$495,619,269	$458,827,395	$442,407,615

Our insurance subsidiaries recognized an increase (decrease) in their liability for losses and loss expenses of prior years of $10.4 million, $7.6 million and ($168,460) in 2013, 2012 and 2011, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy, key reserving assumptions or claims management personnel, and they have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in these years. The 2013 development represented 4.1% of the December 31, 2012 net carried reserves and resulted primarily from higher-than-expected severity in the private passenger automobile liability, commercial multiple peril, commercial automobile and workers’ compensation lines of business in accident years prior to 2013. The majority of the 2013 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States and Southern. The 2012 development represented 3.1% of the December 31, 2011 net carried reserves and resulted primarily from higher-than-expected severity in the private passenger automobile liability and workers’ compensation lines of business in accident years prior to 2012. The majority of the 2012 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States and Southern. The 2011 development represented an immaterial percentage of the December 31, 2010 net carried reserves.

9 - Borrowings

Lines of Credit

In June 2013, we renewed our existing credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a $60.0 million unsecured, revolving line of credit. The line of credit now expires in July 2016. We have the right to request a one-year extension of the credit agreement as of each anniversary date of the agreement. At December 31, 2013, we had $43.0 million in outstanding borrowings and had the ability to borrow an additional $17.0 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus 2.25%. The interest rate on our outstanding borrowings is adjustable quarterly. At December 31, 2013, the interest rate on our outstanding borrowings was 2.42%. We pay a fee of 0.2% per annum on the loan commitment amount regardless of usage. The credit agreement requires our compliance with certain covenants. These covenants include minimum levels of our net worth, leverage ratio, statutory surplus and the A.M. Best ratings of our insurance subsidiaries. We complied with all requirements of the credit agreement during 2013.

MICO has an agreement with the Federal Home Loan Bank (“FHLB”) of Indianapolis. Through its membership, MICO has the ability to issue debt to the FHLB of Indianapolis in exchange for cash advances. There were no outstanding borrowings at December 31, 2013 or 2012. The table below presents the amount of FHLB of Indianapolis stock MICO purchased, collateral pledged and assets related to MICO’s agreement at December 31, 2013.

FHLB stock purchased and owned as part of the agreement	$252,100
Collateral pledged, at par (carrying value $2,789,386)	3,700,000
Borrowing capacity currently available	2,413,882

Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. During 2013, Atlantic States issued secured debt in the principal amount of $15.0 million to the FHLB of Pittsburgh in exchange for cash advances in the amount of $15.0 million. Atlantic States then loaned $15.0 million to us. We used the proceeds of our loan from Atlantic States to fund our prepayment of our subordinated debentures, as we discuss below. The interest rate on the advances was .26% at December 31, 2013. Atlantic States had no outstanding borrowings with the FHLB of Pittsburgh at December 31, 2012. The table below presents the amount of FHLB of Pittsburgh stock Atlantic States purchased, collateral pledged and assets related to Atlantic States’ membership in the FHLB of Pittsburgh at December 31, 2013.

FHLB stock purchased and owned as part of the agreement	$870,300
Collateral pledged, at par (carrying value $15,305,496)	19,000,000
Borrowing capacity currently available	305,496

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

In January 2002, West Bend purchased a surplus note from MICO for $5.0 million to increase MICO’s statutory surplus. On December 1, 2010, Donegal Mutual purchased the surplus note from West Bend at face value. The surplus note carries an interest rate of 5.00%, and any repayment of principal or interest requires prior insurance regulatory approval. Upon receipt of regulatory approval, MICO paid $250,000 in interest to Donegal Mutual during each of 2013 and 2012.

10 - Reinsurance

Unaffiliated Reinsurers

Our insurance subsidiaries and Donegal Mutual purchase certain third-party reinsurance on a combined basis. Le Mars, MICO, Peninsula and Sheboygan also have separate third-party reinsurance programs that provide certain coverage that is commensurate with their relative size and exposures. Our insurance subsidiaries use several different reinsurers, all of which, consistent with the requirements of our insurance subsidiaries and Donegal Mutual, have an A.M. Best rating of A- (Excellent) or better, or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A- rating from A.M. Best. The external reinsurance our insurance subsidiaries and Donegal Mutual purchase includes “excess of loss reinsurance,” under which their losses are automatically reinsured, through a series of contracts, over a set retention (generally $1.0 million for 2013 and 2012 and $750,000 prior to 2012), and “catastrophic reinsurance,” under which they recover, through a series of contracts, 100% of an accumulation of many losses resulting from a single event, including natural disasters, over a set retention (generally $5.0 million) and after exceeding an annual aggregate deductible ($5.0 million in 2013 and $0 in 2012 and 2011) up to aggregate losses of $145.0 million per occurrence. For property insurance, our insurance subsidiaries had excess of loss treaties that provided for coverage up to $5.0 million per loss. For liability insurance, our insurance subsidiaries had excess of loss treaties that provided for coverage up to $40.0 million per occurrence. For workers’ compensation insurance, our insurance subsidiaries had excess of loss treaties that provided for coverage up to $10.0 million on any one life. Our insurance subsidiaries and Donegal Mutual had property catastrophe coverage through a series of layered treaties up to aggregate losses of $150.0 million for any single event. As many as 25 reinsurers provided coverage on any one treaty with no reinsurer taking more than 30.0% of any one treaty. The amount of coverage provided under each of these types of reinsurance depends upon the amount, nature, size and location of the risks being reinsured. Donegal Mutual and our insurance subsidiaries also purchased facultative reinsurance to cover exposures from losses that exceeded the limits provided by the treaty reinsurance Donegal Mutual and our insurance subsidiaries purchased. In order to write automobile insurance in the State of Michigan, MICO is required to be a member of the Michigan Catastrophic Claims Association (“MCCA”). The MCCA provides reinsurance to MICO for personal automobile and commercial automobile personal injury claims in the State of Michigan over a set retention.

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

MICO maintains a quota-share reinsurance agreement with third-party reinsurers to reduce its net exposures. Effective from December 1, 2010 to December 31, 2011, the quota-share reinsurance percentage was 50%. Effective January 1, 2012, MICO reduced the quota-share reinsurance percentage from 50% to 40%. Effective January 1, 2013, MICO reduced the quota-share reinsurance percentage from 40% to 30%. Effective January 1, 2014, MICO reduced the quota-share reinsurance percentage from 30% to 20%.

The following amounts represent ceded reinsurance transactions with unaffiliated reinsurers during 2013, 2012 and 2011:

	2013	2012	2011
Premiums written	$69,776,461	$76,736,510	$80,265,127
Premiums earned	73,504,433	79,680,782	88,297,408
Losses and loss expenses	58,556,283	56,179,284	82,836,893
Prepaid reinsurance premiums	21,398,306	25,126,276	28,054,302
Liability for losses and loss expenses	114,313,279	103,775,940	106,231,527

Total Reinsurance

The following amounts represent our total ceded reinsurance transactions with both affiliated and unaffiliated reinsurers during 2013, 2012 and 2011:

	2013	2012	2011
Premiums earned	$266,284,366	$258,064,301	$242,186,814
Losses and loss expenses	181,218,752	181,995,838	216,776,966
Prepaid reinsurance premiums	112,663,942	111,156,162	106,450,018
Liability for losses and loss expenses	230,014,037	207,891,560	199,392,836

The following amounts represent the effect of reinsurance on premiums written for 2013, 2012 and 2011:

	2013	2012	2011
Direct	$441,469,330	$419,811,847	$397,810,566
Assumed	359,753,517	339,389,274	306,416,861
Ceded	(267,792,144)	(262,754,201)	(250,176,390)

Net premiums written	$533,430,703	$496,446,920	$454,051,037

The following amounts represent the effect of reinsurance on premiums earned for 2013, 2012 and 2011:

	2013	2012	2011
Direct	$431,788,593	$408,846,530	$385,737,801
Assumed	349,787,717	324,219,993	287,919,197
Ceded	(266,284,366)	(258,064,301)	(242,186,814)

Net premiums earned	$515,291,944	$475,002,222	$431,470,184

11 - Income Taxes

Our provision for income tax consists of the following:

	2013	2012	2011
Current	$4,973,430	$3,614,390	$(1,269,775)
Deferred	1,414,843	1,151,250	(5,922,491)

Federal income tax (benefit) provision	$6,388,273	$4,765,640	$(7,192,266)

Our effective tax rate is different from the amount computed at the statutory federal rate of 35% for 2013, 2012 and 2011. The reasons for such difference and the related tax effects are as follows:

	2013	2012	2011
Income (loss) before income taxes	$32,710,265	$27,858,260	$(6,739,313)

Computed “expected” taxes (benefit)	11,448,593	9,750,391	(2,358,760)
Tax-exempt interest	(5,789,963)	(5,824,281)	(6,038,463)
Proration	868,306	869,551	905,326
Other, net	(138,663)	(30,021)	299,631

Federal income tax (benefit) provision	$6,388,273	$4,765,640	$(7,192,266)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets:
Unearned premium	$18,875,418	$17,613,415
Loss reserves	6,966,581	7,275,091
Net operating loss carryforward	—	1,942,128
Net operating loss carryforward - Le Mars	1,665,748	1,797,194
Alternative minimum tax credit carryforward	10,011,483	7,964,853
Net unrealized losses	1,245,400	—
Other	1,261,546	1,413,285

Total gross deferred assets	40,026,176	38,005,966
Less valuation allowance	(440,778)	(440,778)

Net deferred tax assets	39,585,398	37,565,188

Deferred tax liabilities:
Deferred policy acquisition costs	15,269,629	14,042,594
Net unrealized gains	—	14,212,465
Other	4,005,211	3,042,593

Total gross deferred tax liabilities	19,274,840	31,297,652

Net deferred tax asset	$20,310,558	$6,267,536

We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of the tax asset. At December 31, 2013 and 2012, we established a valuation allowance of $440,778 related to a portion of the net operating loss carryforward of Le Mars that we acquired on January 1, 2004. We determined that we were not required to establish a valuation allowance for the other net deferred tax assets of $39.6 million and $37.6 million at December 31, 2013 and 2012, respectively, since it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income and the implementation of tax-planning strategies.

Tax years 2010 through 2013 remained open for examination at December 31, 2013. The net operating loss carryforward of $4.8 million from Le Mars will begin to expire in 2020 if not utilized and is subject to an annual limitation of approximately $376,000. We also had an alternative minimum tax credit carryforward of $10.0 million with an indefinite life.

12 - Stockholders’ Equity

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

In February 2009, our board of directors authorized a share repurchase program, pursuant to which we may purchase up to 300,000 shares of our Class A common stock at market prices prevailing from time to time in the open market subject to the provisions of Securities and Exchange Commission (“SEC”) Rule 10b-18 and in privately negotiated transactions. We purchased 24,240 and 135,064 shares of our Class A common stock under this program during 2013 and 2012, respectively. At December 31, 2013, we had the authority remaining to purchase 4,068 shares under this program.

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 additional shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. We did not purchase shares under this program during 2013.

At December 31, 2013, our treasury stock consisted of 940,862 and 72,465 shares of Class A common stock and Class B common stock, respectively. At December 31, 2012, our treasury stock consisted of 916,622 and 72,465 shares of Class A common stock and Class B common stock, respectively.

13 - Stock Compensation Plans

Equity Incentive Plans

During 1996, we adopted an Equity Incentive Plan for Employees. During 2001, we adopted a nearly identical plan that made a total of 2,666,667 shares of Class A common stock available for issuance to employees of our subsidiaries and affiliates. During 2005, we amended the plan to make a total of 4,000,000 shares of Class A common stock available for issuance. During 2007, we adopted a nearly identical plan that made a total of 3,500,000 shares of Class A common stock available for issuance to employees of our subsidiaries and affiliates. During 2011, we adopted a nearly identical plan that made a total of 3,500,000 shares of Class A common stock available for issuance to employees of our subsidiaries and affiliates. During 2013, we adopted a nearly identical plan that made a total of 4,500,000 shares of Class A common stock available for issuance to employees of our subsidiaries and affiliates. Each plan provides for the granting of awards by our board of directors in the form of stock options, stock appreciation rights, restricted stock or any combination of the above. The plans provide that stock options may become exercisable up to ten years from date of grant, with an option price not less than fair market value on date of grant. We have not granted any stock appreciation rights.

During 1996, we adopted an Equity Incentive Plan for Directors. During 2001, we adopted a nearly identical plan that made 355,556 shares of Class A common stock available for issuance to our directors and those of our subsidiaries and affiliates. During 2007, we adopted a nearly identical plan that made 400,000 shares of Class A common stock available for issuance to our directors and the directors of our subsidiaries and affiliates. During 2011, we adopted a nearly identical plan that made 400,000 shares of Class A common stock available for issuance to our directors and the directors of our subsidiaries and affiliates. During 2013, we adopted a nearly identical plan that made 600,000 shares of Class A common stock available for issuance to our directors and the directors of our subsidiaries and affiliates. We may make awards in the form of stock options. The plan also provides for the issuance of 400 shares of restricted stock on the first business day of January in each year to each of our directors and each director of Donegal Mutual who does not serve as one of our directors. We issued 6,800, 6,800 and 5,598 shares of restricted stock on January 2, 2013, 2012 and 2011, respectively.

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

The weighted-average grant date fair value of options granted during 2013 was $2.20. We calculated this fair value based upon a risk-free interest rate of 1.63%, expected life of five years, expected volatility of 23% and expected dividend yield of 3%.

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

We charged compensation expense for our stock compensation plans against income before income taxes of $547,374, $420,735 and $283,811 for the years ended December 31, 2013, 2012 and 2011, respectively, with a corresponding income tax benefit of $186,107, $143,050 and $96,496. At December 31, 2013 and 2012, our total unrecognized compensation cost related to non-vested share-based compensation granted under our stock compensation plans was $1.1 million and $1.2 million, respectively. We expect to recognize this cost over a weighted average period of 1.0 years.

During 2013, we received cash from option exercises under all stock compensation plans of $9.7 million. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of $531,159 for 2013. During 2012, we received cash from option exercises under all stock compensation plans of $1.1 million. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of $52,422 for 2012. We did not receive any cash from option exercises in 2011. No further shares are available for future option grants for plans in effect prior to 2013.

Information regarding activity in our stock option plans follows:

	Number of Options	Weighted-Average Exercise Price Per Share
Outstanding at December 31, 2010	3,998,667	$16.80
Granted - 2011	2,321,000	12.52
Forfeited - 2011	(52,000)	15.63
Expired - 2011	(958,667)	21.00

Outstanding at December 31, 2011	5,309,000	14.18
Granted - 2012	1,593,600	14.50
Exercised - 2012	(82,102)	13.01
Forfeited - 2012	(109,673)	13.84
Expired - 2012	(10,000)	21.00

Outstanding at December 31, 2012	6,700,825	14.27
Granted - 2013	2,543,500	15.90
Exercised - 2013	(722,322)	13.45
Forfeited - 2013	(116,669)	13.65
Expired - 2013	(1,204,000)	17.52

Outstanding at December 31, 2013	7,201,334	$14.39

Exercisable at:
December 31, 2011	1,821,333	$16.42

December 31, 2012	3,072,970	$15.03

December 31, 2013	3,028,619	$13.47

Shares available for future option grants at December 31, 2013 totaled 2,556,500 shares under all plans.

The following table summarizes information about fixed stock options outstanding at December 31, 2013:

Exercise Price	Number of Options Outstanding	Weighted-Average Remaining Contractual Life	Number of Options Exercisable
$12.50	1,863,627	8.0 years	1,242,417
14.00	1,284,207	2.0 years	1,277,540
14.50	1,502,000	9.0 years	500,662
15.00	3,000	2.0 years	3,000
15.90	2,543,500	10.0 years	—
17.50	5,000	0.25 years	5,000

Total	7,201,334		3,028,619

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

A summary of plan activity follows:

	Shares Issued
	Price	Shares
January 1, 2011	$11.02	13,243
July 1, 2011	10.88	11,371
January 1, 2012	11.91	10,523
July 1, 2012	11.29	19,031
January 1, 2013	11.93	16,485
July 1, 2013	11.76	19,805

On January 1, 2014, we issued an additional 16,964 shares at a price of $12.58 per share under this plan.

Agency Stock Purchase Plans

During 1996, we adopted an Agency Stock Purchase Plan. During 2001, we adopted a nearly identical plan that made 533,333 shares of Class A common stock available for issuance. During 2011, we adopted another nearly identical plan that made 300,000 shares of Class A common stock available for issuance. The plan provides for agents of our insurance subsidiaries and Donegal Mutual to invest up to $12,000 per subscription period (April 1 to September 30 and October 1 to March 31 of each year) under various methods. We issue stock at the end of each subscription period at a price equal to 90% of the average market price during the last ten trading days of each subscription period. During 2013, 2012 and 2011, we issued 79,532, 70,366 and 66,260 shares, respectively, under this plan. Expense recognized under the plan was not material.

14 - Statutory Net Income, Capital and Surplus and Dividend Restrictions

The following table presents selected information, as filed with insurance regulatory authorities, for our insurance subsidiaries as determined in accordance with accounting practices prescribed or permitted by such insurance regulatory authorities:

	2013	2012	2011
Atlantic States:
Statutory capital and surplus	$186,606,655	$180,465,658	$173,505,872
Statutory unassigned surplus	131,028,806	124,924,794	113,497,280
Statutory net income (loss)	12,596,844	12,507,540	(7,729,040)
Southern:
Statutory capital and surplus	62,702,432	58,841,059	60,876,093
Statutory unassigned surplus	11,701,045	7,843,473	9,364,037
Statutory net income (loss)	4,195,635	(1,539,943)	1,795,195
Le Mars:
Statutory capital and surplus	27,627,914	26,803,140	24,720,327
Statutory unassigned surplus	15,032,372	14,210,400	11,373,158
Statutory net income (loss)	790,147	2,423,225	(1,661,327)
Peninsula:
Statutory capital and surplus	41,891,487	42,471,092	40,744,215
Statutory unassigned surplus	24,089,092	24,671,678	22,601,043
Statutory net income	1,481,670	1,478,823	1,210,247
Sheboygan:
Statutory capital and surplus	12,085,839	10,944,235	10,800,499
Statutory unassigned surplus (deficit)	52,211	(1,087,936)	(1,437,493)
Statutory net income (loss)	1,374,543	(33,316)	(1,237,478)
MICO:
Statutory capital and surplus	41,594,701	42,443,200	39,264,423
Statutory unassigned surplus	15,588,110	16,440,388	12,689,880
Statutory net income	1,170,008	2,698,257	2,889,619

Our principal source of cash for payment of dividends is dividends from our insurance subsidiaries. State insurance laws require our insurance subsidiaries to maintain certain minimum capital and surplus amounts on a statutory basis. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk based capital (“RBC”) requirements that may further impact their ability to pay dividends. Our insurance subsidiaries’ statutory capital and surplus at December 31, 2013 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin. Amounts available for distribution to us as dividends from our insurance subsidiaries without prior approval of insurance regulatory authorities in 2014 are $18.7 million from Atlantic States, $4.2 million from Southern, $2.8 million from Le Mars, $4.2 million from Peninsula, $1.1 million from Sheboygan and $4.1 million from MICO, or a total of approximately $35.1 million.

15 - Reconciliation of Statutory Filings to Amounts Reported Herein

Our insurance subsidiaries must file financial statements with state insurance regulatory authorities using accounting principles and practices prescribed or permitted by those authorities. We refer to these accounting principles and practices as statutory accounting principles (“SAP”). Accounting principles used to prepare these SAP financial statements differ from those used to prepare financial statements on the basis of GAAP.

Reconciliations of statutory net income and capital and surplus, as determined using SAP, to the amounts included in the accompanying GAAP financial statements are as follows:

	Year Ended December 31,
	2013	2012	2011
Statutory net income (loss) of insurance subsidiaries	$21,608,847	$17,534,586	$(4,732,784)
Increases (decreases):
Deferred policy acquisition costs	3,505,813	3,696,742	1,979,376
Deferred federal income taxes	(1,414,843)	(1,151,250)	5,922,490
Salvage and subrogation recoverable	1,059,400	772,600	1,273,000
Amortization of MICO fair value adjustments	—	(5,416)	(3,275,777)
Consolidating eliminations and adjustments	(10,648,834)	(5,421,779)	(15,080,164)
Parent-only net income	12,211,609	7,667,137	14,366,812

Net income as reported herein	$26,321,992	$23,092,620	$452,953

	Year Ended December 31,
	2013	2012	2011
Statutory capital and surplus of insurance subsidiaries	$372,509,028	$361,968,384	$349,911,429
Increases (decreases):
Deferred policy acquisition costs	43,627,510	40,121,697	36,424,955
Deferred federal income taxes	(12,251,398)	(25,682,004)	(21,007,223)
Salvage and subrogation recoverable	13,060,000	12,000,600	11,228,000
Non-admitted assets and other adjustments, net	2,363,038	2,005,603	1,478,988
Fixed maturities	(1,465,363)	39,607,340	33,165,065
Parent-only equity and other adjustments	(20,965,704)	(29,987,526)	(27,749,622)

Stockholders’ equity as reported herein	$396,877,111	$400,034,094	$383,451,592

16 - Supplementary Cash Flow Information

The following table reflects net income taxes and interest paid during 2013, 2012 and 2011:

	2013	2012	2011
Income taxes	$5,450,000	$1,626,965	$324,291
Interest	1,527,037	2,128,693	1,793,366

17 - Earnings Per Share

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

We present below a reconciliation of the numerators and denominators we used in the basic and diluted per share computations for our Class A common stock:

	Year Ended December 31,
(dollars in thousands, except per share data)	2013	2012	2011
Basic earnings per share:
Numerator:
Allocation of net income	$21,110	$18,455	$390

Denominator:
Weighted-average shares outstanding	20,363,677	20,031,455	19,997,146

Basic earnings per share	$1.04	$0.92	$0.02

Diluted earnings per share:
Numerator:
Allocation of net income	$21,110	$18,455	$390

Denominator:
Number of shares used in basic computation	20,363,677	20,031,455	19,997,146
Weighted-average effect of dilutive securities
Add: Director and employee stock options	398,708	274,103	36,499

Number of shares used in per share computations	20,762,385	20,305,558	20,033,645

Diluted earnings per share	$1.02	$0.91	$0.02

We used the following information in the basic and diluted per share computations for our Class B common stock:

	Year Ended December 31,
(dollars in thousands, except per share data)	2013	2012	2011
Basic and diluted earnings per share:
Numerator:
Allocation of net income	$5,212	$4,638	$63

Denominator:
Weighted-average shares outstanding	5,576,775	5,576,775	5,576,775

Basic and diluted earnings per share	$0.94	$0.83	$0.01

During 2013, 2012 and 2011, we did not include certain options to purchase shares of our Class A common stock in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of our Class A common stock. The following table reflects such options that remained outstanding at December 31, 2013, 2012 and 2011:

	2013	2012	2011
Options excluded from diluted earnings per share	2,548,500	1,209,000	1,238,000

18 - Condensed Financial Information of Parent Company

Condensed Balance Sheets

(in thousands)

December 31,	2013	2012
Assets
Investment in subsidiaries/affiliates (equity method)	$457,886	$470,565
Short-term investments	149	326
Cash	1,604	805
Property and equipment	927	883
Other	586	304

Total assets	$461,152	$472,883

Liabilities and Stockholders’ Equity
Liabilities
Cash dividends declared to stockholders	$3,299	$3,067
Borrowings under lines of credit	58,000	52,000
Subordinated debentures	—	15,465
Other	2,976	2,316

Total liabilities	64,275	72,848

Stockholders’ equity	396,877	400,035

Total liabilities and stockholders’ equity	$461,152	$472,883

Condensed Statements of Income and Comprehensive Income

(in thousands)

Year Ended December 31,	2013	2012	2011
Statements of Income
Revenues
Dividends from subsidiaries	$12,500	$7,000	$16,000
Other	3,758	5,487	2,995

Total revenues	16,258	12,487	18,995

Expenses
Operating expenses	3,777	2,323	2,392
Interest	1,488	2,118	1,864

Total expenses	5,265	4,441	4,256

Income before income tax (benefit) expense and equity in undistributed net income (loss) of subsidiaries	10,993	8,046	14,739
Income tax (benefit) expense	(1,219)	378	372

Income before equity in undistributed net income (loss) of subsidiaries	12,212	7,668	14,367
Equity in undistributed net income (loss) of subsidiaries	14,110	15,425	(13,914)

Net income	$26,322	$23,093	$453

Statements of Comprehensive Income
Net income	$26,322	$23,093	$453

Other comprehensive (loss) income, net of tax
Unrealized (loss) gain - subsidiaries	(28,707)	4,644	14,972

Other comprehensive (loss) income, net of tax	(28,707)	4,644	14,972

Comprehensive (loss) income	$(2,385)	$27,737	$15,425

Condensed Statements of Cash Flows

(in thousands)

Year Ended December 31,	2013	2012	2011
Cash flows from operating activities:
Net income	$26,322	$23,093	$453

Adjustments:
Equity in undistributed net (income) loss of subsidiaries	(14,110)	(15,425)	13,914
Other	(2,200)	(2,624)	(396)

Net adjustments	(16,310)	(18,049)	13,518

Net cash provided	10,012	5,044	13,971

Cash flows from investing activities:
Net sale of short-term investments	176	8,932	6,437
Net purchase of property and equipment	(420)	(147)	(380)
Investment in subsidiaries	990	(100)	(27,777)
Other	44	44	43

Net cash provided (used)	790	8,729	(21,677)

Cash flows from financing activities:
Cash dividends paid	(12,809)	(12,208)	(11,874)
Issuance of common stock	12,648	2,983	1,461
Payments on subordinated debentures	(15,465)	—	—
Payments on line of credit	(15,500)	(6,000)	(3,000)
Borrowings under lines of credit	21,500	3,500	22,500
Repurchase of treasury stock	(377)	(1,927)	(1,538)

Net cash (used) provided	(10,003)	(13,652)	7,549

Net change in cash	799	121	(157)
Cash at beginning of year	805	684	841

Cash at end of year	$1,604	$805	$684

19 - Segment Information

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

Financial data by segment is as follows:

	2013	2012	2011
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$202,983	$174,735	$152,247
Personal lines	312,309	300,272	282,498

SAP premiums earned	515,292	475,007	434,745
GAAP adjustments	—	(5)	(3,275)

GAAP premiums earned	515,292	475,002	431,470
Net investment income	18,795	20,169	20,858
Realized investment gains	2,423	6,859	12,281
Equity in earnings of DFSC	2,908	4,533	2,023
Other	7,692	8,420	8,386

Total revenues	$547,110	$514,983	$475,018

	2013	2012	2011
	(in thousands)
Income before income taxes:
Underwriting income (loss):
Commercial lines	$(524)	$5,251	$(6,560)
Personal lines	1,654	(18,236)	(40,739)

SAP underwriting income (loss)	1,130	(12,985)	(47,299)
GAAP adjustments	5,175	5,545	1,532

GAAP underwriting income (loss)	6,305	(7,440)	(45,767)
Net investment income	18,795	20,169	20,858
Realized investment gains	2,423	6,859	12,281
Equity in earnings of DFSC	2,908	4,533	2,023
Other	2,279	3,737	3,866

Income (loss) before income taxes	$32,710	$27,858	$(6,739)

20 - Guaranty Fund and Other Insurance-Related Assessments

Our insurance subsidiaries’ liabilities for guaranty fund and other insurance-related assessments were $1,511,186 and $1,403,829 at December 31, 2013 and 2012, respectively. These liabilities included $527,241 and $433,994 related to surcharges collected by our insurance subsidiaries on behalf of regulatory authorities for 2013 and 2012, respectively.

21 - Interim Financial Data (unaudited)

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$124,702,041	$126,963,328	$130,645,011	$132,981,564
Total revenues	133,872,592	135,507,635	138,334,960	139,394,878
Net losses and loss expenses	85,533,016	89,519,350	84,882,734	83,192,851
Net income	6,475,436	2,628,987	7,653,734	9,563,835
Net earnings per common share:
Class A common stock - basic	0.26	0.10	0.30	0.38
Class A common stock - diluted	0.25	0.10	0.30	0.37
Class B common stock - basic and diluted	0.23	0.09	0.27	0.35

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$114,691,791	$117,569,122	$120,916,960	$121,824,349
Total revenues	125,348,162	127,299,190	130,431,531	131,903,702
Net losses and loss expenses	76,609,219	86,385,353	82,105,094	87,771,918
Net income	8,010,147	2,023,067	6,839,384	6,220,022
Net earnings per common share:
Class A common stock - basic	0.32	0.08	0.27	0.25
Class A common stock - diluted	0.31	0.08	0.27	0.25
Class B common stock - basic and diluted	0.29	0.07	0.25	0.22

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Donegal Group Inc.

We have audited the accompanying consolidated balance sheets of Donegal Group Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Donegal Financial Services Corporation (a 48.2 percent owned investee company). The Company’s investment in Donegal Financial Services Corporation at December 31, 2013 and 2012, was $35,685,433 and $36,770,530, respectively, and its equity in earnings of Donegal Financial Services Corporation was $2,907,867 and $4,533,257 for the years 2013 and 2012, respectively. The financial statements of Donegal Financial Services Corporation were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Donegal Financial Services Corporation, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Donegal Group Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Oversight Board (United States), Donegal Group Inc.’s internal control over financial reporting as of December 31, 2013 based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Philadelphia, Pennsylvania
March 14, 2014

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at December 31, 2013 covered by this Form 10-K Report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2013, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information we are required to disclose in the reports that we file or submit under the Exchange Act and our disclosure controls and procedures are also effective to ensure that information we disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on our evaluation under the COSO Framework, our management has concluded that our internal control over financial reporting was effective at December 31, 2013.

The effectiveness of our internal control over financial reporting at December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in this Form 10-K Annual Report.

Changes in Internal Control over Financial Reporting

We did not make any changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2013 that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Donegal Group Inc.

We have audited Donegal Group Inc.’s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Donegal Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Donegal Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Donegal Group Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 14, 2014 expressed an unqualified opinion on those consolidated financial statements.

Philadelphia, Pennsylvania
March 14, 2014

PART III

Item 10.	Directors, Executive Officers and Corporate Governance of the Registrant.

We incorporate the response to this Item 10 by reference to our proxy statement we will file with the SEC on or about March 18, 2014 relating to our annual meeting of stockholders that we will hold on April 17, 2014, or our Proxy Statement. We respond to this Item with respect to our executive officers by reference to Part I of this Form 10-K Report.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate the response to this Item 12 by reference to our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

We incorporate the response to this Item 13 by reference to our Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

We incorporate the response to this Item 14 by reference to our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedule.

(a) Financial statements, financial statement schedule and exhibits filed:

(a) Consolidated Financial Statements

Page
Reports of Independent Registered Public Accounting Firm	92

Donegal Group Inc. and Subsidiaries:

Consolidated Balance Sheets at December 31, 2013 and 2012	56

Consolidated Statements of Income and Comprehensive Income for each of the years in the three-year period ended December 31, 2013, 2012 and 2011	57

Consolidated Statements of Stockholders’ Equity for each of the years in the three-year period ended December 31, 2013, 2012 and 2011	58

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2013, 2012 and 2011	59

Notes to Consolidated Financial Statements	60

Report and Consent of Independent Registered Public Accounting Firm (Filed as Exhibit 23.1)

Consent of Independent Registered Public Accounting Firm (Filed as Exhibit 23.2)

Consent of Independent Registered Public Accounting Firm (Filed as Exhibit 23.3)

(b) Financial Statement Schedule

Schedule III - Supplementary Insurance Information	Filed herewith

Consolidated Financial Statements of Donegal Financial Services Corporation	Filed herewith

We have omitted all other schedules since they are not required, not applicable or the information is included in the financial statements or notes to the financial statements.

(c) Exhibits

Exhibit No.	Description of Exhibits	Reference

3.1	Certificate of Incorporation of Donegal Group Inc., as amended.	(a)

3.2	Amended and Restated By-laws of Donegal Group Inc.	(i)

Management Contracts and Compensatory Plans or Arrangements

10.1	Donegal Group Inc. 2013 Equity Incentive Plan for Employees.	(s)

10.2	Donegal Group Inc. 2013 Equity Incentive Plan for Directors.	(s)

10.3	Donegal Group Inc. 2011 Employee Stock Purchase Plan.	(c)

10.4	Donegal Group Inc. 2011 Equity Incentive Plan for Employees.	(c)

10.5	Donegal Group Inc. 2011 Equity Incentive Plan for Directors.	(c)

10.6	Employment Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Donald H. Nikolaus.	(d)

10.7	Consulting Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Donald H. Nikolaus.	(d)

10.8	Employment Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Kevin G. Burke.	(d)

10.9	Employment Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Cyril J. Greenya.	(d)

10.10	Employment Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Jeffrey D. Miller.	(d)

10.11	Employment Agreement dated as of July 18, 2013 among Donegal Mutual Insurance Company, Donegal Group Inc. and Sanjay Pandey.	Filed herewith

10.12	Employment Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Robert G. Shenk.	(d)

10.13	Employment Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Daniel J. Wagner.	(d)

10.14	Donegal Mutual Insurance Company 401(k) Plan.	(e)

10.15	Amendment No. 1 effective January 1, 2000 to Donegal Mutual Insurance Company 401(k) Plan.	(e)

10.16	Amendment No. 2 effective January 6, 2000 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

10.17	Amendment No. 3 effective July 23, 2001 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

10.18	Amendment No. 4 effective January 1, 2002 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

10.19	Amendment No. 5 effective December 31, 2001 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

10.20	Amendment No. 6 effective July 1, 2002 to Donegal Mutual Insurance Company 401(k) Plan.	(h)

10.21	Donegal Group Inc. 2007 Equity Incentive Plan for Employees.	(j)

10.22	Donegal Group Inc. 2007 Equity Incentive Plan for Directors.	(j)

10.23	Donegal Group Inc. Incentive Compensation Program.	(k)

Other Material Contracts

10.24	Reinsurance and Retrocession Agreement dated May 21, 1996 between Donegal Mutual Insurance Company and Southern Insurance Company of Virginia.	(f)

10.25	Surplus Note Purchase Agreement dated September 8, 2009 between Donegal Mutual Insurance Company and Southern Mutual Insurance Company.	(l)

10.26	Quota-share Reinsurance Agreement dated October 30, 2009 but effective 11:59 p.m. on October 31, 2009 between Donegal Mutual Insurance Company and Southern Mutual Insurance Company.	(l)

10.27	Services and Affiliation Agreement dated October 30, 2009 between Donegal Mutual Insurance Company and Southern Mutual Insurance Company.	(l)

10.28	Technology License Agreement dated October 30, 2009 between Donegal Mutual Insurance Company and Southern Mutual Insurance Company.	(l)

10.29	Amended and Restated Proportional Reinsurance Agreement dated March 1, 2010 between Donegal Mutual Insurance Company and Atlantic States Insurance Company.	(l)

10.30	Agreement and Plan of Merger dated April 19, 2010, and as amended May 20, 2010, among Donegal Acquisition Inc., Donegal Financial Services Corporation, Donegal Group Inc. and Union National Financial Corporation; amended dated September 1, 2010; amended dated December 8, 2010.	(m)

10.31	Amended and Restated Agreement and Plan of Merger dated December 6, 2010 among Michigan Insurance Company, West Bend Mutual Insurance Company, Donegal Group Inc. and DGI Acquisition Corp.	(n)

10.32	Amended and Restated Tax Sharing Agreement dated December 1, 2010 among Donegal Group Inc., Atlantic States Insurance Company, Southern Insurance Company of Virginia, Le Mars Insurance Company, The Peninsula Insurance Company, Peninsula Indemnity Company and Michigan Insurance Company.	(o)

10.33	Amended and Restated Services Allocation Agreement dated December 1, 2010 among Donegal Group Inc., Atlantic States Insurance Company, Southern Insurance Company of Virginia, Le Mars Insurance Company, The Peninsula Insurance Company, Peninsula Indemnity Company and Michigan Insurance Company.	(o)

10.34	Quota-share Reinsurance Agreement dated December 1, 2010 between Donegal Mutual Insurance Company and Michigan Insurance Company.	(o)

10.35	Donegal Group Inc. 2011 Agency Stock Purchase Plan.	(p)

10.36	Credit Agreement dated June 21, 2010 between Donegal Group Inc. and Manufacturers and Traders Trust Company, First Amendment to Credit Agreement dated October 12, 2010 and Second Amendment to Credit Agreement dated June 1, 2011.	(q)

10.37	Third Amendment to Credit Agreement between Donegal Group Inc. and Manufacturers and Traders Trust Company dated June 1, 2012 and Fourth Amendment to Credit Agreement dated December 5, 2012.	(r)

10.38	Fifth Amendment to Credit Agreement between Donegal Group Inc. and Manufacturers and Traders Trust Company dated June 1, 2013.	Filed herewith

14	Code of Business Conduct and Ethics.	(g)

21	Subsidiaries of Registrant.	Filed herewith

23.1	Report and Consent of Independent Registered Public Accounting Firm.	Filed herewith

23.2	Consent of Independent Registered Public Accounting Firm.	Filed herewith

23.3	Consent of Independent Registered Public Accounting Firm.	Filed herewith

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer.	Filed herewith

32.2	Section 1350 Certification of Chief Financial Officer.	Filed herewith

Exhibit 101.INS	XBRL Instance Document	Filed herewith

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

(a)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-Q for the quarterly period ended March 31, 2013.
(b)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2001.
(c)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated April 22, 2011.
(d)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated August 3, 2011.
(e)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 1999.
(f)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 1996.
(g)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Annual Report for the year ended December 31, 2003.
(h)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Annual Report for the year ended December 31, 2002.
(i)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated July 18, 2008.
(j)	We incorporate such exhibit by reference to the like-numbered exhibit in Registrant’s Form 8-K Report dated April 20, 2007.
(k)	We incorporate such exhibit by reference to the description of such plan in Registrant’s definitive proxy statement for its Annual Meeting of Stockholders held on April 21, 2011 filed on March 18, 2011.
(l)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Annual Report for the year ended December 31, 2009.
(m)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form S-4 registration statement filed June 25, 2010, Registrant’s Form 8-K Report dated September 1, 2010 and Registrant’s Form 8-K Report dated December 8, 2010.
(n)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated December 8, 2010.
(o)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Annual Report for the year ended December 31, 2010.
(p)	We incorporate such exhibit by reference to the like-described exhibit filed in Registrant’s Form S-3 registration statement filed on May 27, 2011.
(q)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Annual Report for the year ended December 31, 2011.
(r)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Annual Report for the year ended December 31, 2012.
(s)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated April 22, 2013.

DONEGAL GROUP INC. AND SUBSIDIARIES

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

Years Ended December 31, 2013, 2012 and 2011

($ in thousands)

Segment	Net Earned Premiums	Net Investment Income	Net Losses And Loss Expenses	Amortization of Deferred Policy Acquisition Costs	Other Underwriting Expenses	Net Premiums Written
Year Ended December 31, 2013
Personal lines	$312,309	$—	$206,977	$49,549	$49,818	$318,698
Commercial lines	202,983	—	136,151	32,204	32,379	214,733
Investments	—	18,795	—	—	—	—

	$515,292	$18,795	$343,128	$81,753	$82,197	$533,431

Year Ended December 31, 2012
Personal lines	$300,269	$—	$218,502	$46,977	$46,725	$308,571
Commercial lines	174,733	—	114,370	27,337	27,190	187,876
Investments	—	20,169	—	—	—	—

	$475,002	$20,169	$332,872	$74,314	$73,915	$496,447

Year Ended December 31, 2011
Personal lines	$280,370	$—	$232,141	$44,558	$43,487	$291,065
Commercial lines	151,100	—	108,362	24,013	23,437	162,986
Investments	—	20,858	—	—	—	—

	$431,470	$20,858	$340,503	$68,571	$66,924	$454,051

DONEGAL GROUP INC. AND SUBSIDIARIES

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION, CONTINUED

($ in thousands)

	At December 31,
Segment	Deferred Policy Acquisition Costs	Liability For Losses And Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable
2013
Personal lines	$26,351	$206,178	$231,172	$—
Commercial lines	17,277	289,441	151,563	—
Investments	—	—	—	—

	$43,628	$495,619	$382,735	$—

2012
Personal lines	$24,956	$201,884	$225,841	$—
Commercial lines	15,166	256,943	137,247	—
Investments	—	—	—	—

	$40,122	$458,827	$363,088	$—

See accompanying Report and Consent of Independent Registered Public Accounting Firm.

Donegal Financial Services Corporation

Consolidated Financial Statements

December 31, 2013 and 2012

The report accompanying these financial statements was issued by BDO USA, LLP, a Delaware limited liability partnership and the U.S. member of BDO International Limited, a UK company limited by guarantee.

Donegal Financial Services Corporation

December 31, 2013 and 2012

Tel: 717-233-8800	320 Market Street, 6th Floor
Fax: 717-233-8801	Harrisburg, PA 17101
www.bdo.com

Report of Independent Registered Public Accounting Firm

Board of Directors

Donegal Financial Services Corporation

Mount Joy, Pennsylvania

We have audited the accompanying consolidated balance sheet of Donegal Financial Services Corporation and subsidiary, (the “Company”) as of December 31, 2013 and the related consolidated statements of income, comprehensive loss, shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Donegal Financial Services Corporation and subsidiary at December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Harrisburg, Pennsylvania
March 7, 2014

BDO USA, LLP, a Delaware limited liability partnership, is the U.S. member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

BDO is the brand name for the BDO network and for each of the BDO Member Firms.

[LOGO of Parente Beard]

Report of Independent Registered Public Accounting Firm

Board of Directors

Donegal Financial Services Corporation

We have audited the accompanying consolidated balance sheet of Donegal Financial Services Corporation and subsidiary (the “Company”) as of December 31, 2012 and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2012 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We conducted our audit of the Company’s consolidated financial statements for the year ended December 31, 2011 in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Donegal Financial Services Corporation and subsidiary, as of December 31, 2012, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

Lancaster, Pennsylvania
March 8, 2013

Donegal Financial Services Corporation

Consolidated Balance Sheet

(Dollars in Thousands, Except Share Data)

December 31, 2013 and 2012

	2013	2012

Assets

Cash and due from banks	$18,945	$17,989
Interest-bearing demand deposits in other banks	40,593	11,012

Cash and cash equivalents	59,538	29,001

Interest-bearing time deposits in other banks	6	6
Securities available-for-sale	141,183	148,057
Loans held for sale	1,513	4,266
Loans receivable, net of allowance for loan losses of $4,047 at December 31, 2013 and $4,038 at December 31, 2012	274,589	290,507
Restricted investment in bank stocks	1,176	2,320
Property and equipment, net	11,252	11,829
Bank-owned life insurance	12,944	12,558
Goodwill	901	901
Intangible assets	1,013	1,317
Other real estate owned	367	556
Accrued interest receivable	1,532	1,778
Other assets	6,564	6,574

Total assets	$512,578	$509,670

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Demand, non-interest bearing	$80,909	$75,317
Interest bearing	347,350	347,519

Total deposits	428,259	422,836

Junior subordinated debentures	7,701	7,387
Other liabilities	2,690	3,267

Total liabilities	438,650	433,490

Shareholders’ Equity
Common stock, par value $0.01 per share; 17,864 shares authorized, issued and outstanding	1	1
Surplus	62,164	61,961
Retained earnings	16,407	11,777
Accumulated other comprehensive (loss) income	(4,644)	2,441

Total shareholders’ equity	73,928	76,180

Total liabilities and shareholders’ equity	$512,578	$509,670

See notes to consolidated financial statements

Donegal Financial Services Corporation

Consolidated Statement of Income

(Dollars in Thousands)

Years Ended December 31, 2013, 2012, and 2011

	2013	2012	2011

Interest Income
Loans, including fees	$20,190	$25,644	$18,445
Securities:
Taxable	2,462	2,174	1,911
Tax exempt	1,407	864	372
Other	93	84	66

Total interest income	24,152	28,766	20,794

Interest Expense
Deposits	2,059	2,394	2,169
Junior subordinated debentures	764	767	469
Other	—	—	11

Total interest expense	2,823	3,161	2,649

Net interest income	21,329	25,605	18,145

Provision for Loan Losses	205	1,148	2,641

Net interest income after provision for loan losses	21,124	24,457	15,504

Other Income
Service charges on deposits	1,239	1,433	1,105
Other service charges, commissions, fees	1,310	1,368	934
Income from fiduciary activities	75	76	42
Alternative investment sales commissions	812	852	609
Gains on sales of loans	889	775	790
Net realized (losses)/gains on sales of securities	(557)	1,488	1,805
Earnings from bank-owned life insurance	386	393	256
Other	79	92	115

Total other income	4,233	6,477	5,656

Other Expenses
Salaries and employee benefits	8,332	8,632	7,364
Occupancy and equipment	2,520	2,598	1,984
Advertising and marketing	331	224	123
Data and ATM processing	2,129	2,020	1,476
Professional fees	601	879	979
Supplies and printing	276	267	221
FDIC insurance	217	237	220
Merger expenses	—	255	620
Amortization of core deposit intangible	271	306	223
Other	1,752	1,372	1,146

Total other expenses	16,429	16,790	14,356

Income before income tax expense	8,928	14,144	6,804

Income Tax Expense	2,898	4,743	2,608

Net income	$6,030	$9,401	$4,196

See notes to consolidated financial statements

Donegal Financial Services Corporation

Consolidated Statements of Comprehensive (Loss) Income

(Dollars in Thousands)

Years Ended December 31, 2013, 2012, and 2011

	2013	2012	2011

Net income	$6,030	$9,401	$4,196

Other comprehensive (loss) income:
Unrealized (losses) gains arising during the period on available-for-sale securities, net of income taxes of ($3,838), $734, and $1,401, respectively	(7,453)	1,425	2,721

Reclassification adjustment for net losses/(gains) on sales of available-for-sale securities included in net income, income taxes of $189, ($506), and ($614), respectively (A)(B)	368	(982)	(1,191)

Total other comprehensive (loss) income	(7,085)	443	1,530

Total comprehensive (loss) income	$(1,055)	$9,844	$5,726

(A)	Amounts are included in net realized (losses) gains on sales of securities on the consolidated statement of income in total other income.
(B)	Income tax amounts are included in income tax expense on the consolidated statement of income.

See notes to consolidated financial statements

Donegal Financial Services Corporation

Consolidated Statement of Shareholders’ Equity

(Dollars in Thousands)

Years Ended December 31, 2013, 2012, and 2011

	Common Stock	Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total

Balance, January 1, 2011	$1	$18,959	$(1,820)	$468	$17,608

Net income	—	—	4,196	—	4,196
Other comprehensive income, net of taxes	—	—	—	1,530	1,530
Cash capital contribution from Donegal Mutual Insurance Company	—	12,160	—	—	12,160
Cash capital contribution from Donegal Group Inc.	—	20,570	—	—	20,570
Stock capital contribution from Donegal Mutual Insurance Company	—	9,934	—	—	9,934

Balance, December 31, 2011	1	61,623	2,376	1,998	65,998

Net income	—	—	9,401	—	9,401
Other comprehensive income, net of taxes	—	—	—	443	443
Cash capital contribution from Donegal Mutual Insurance Company	—	200	—	—	200
Stock Option Expense	—	138	—	—	138

Balance, December 31, 2012	1	61,961	11,777	2,441	76,180

Net income	—	—	6,030	—	6,030
Other comprehensive loss, net of taxes	—	—	—	(7,085)	(7,085)
Common stock dividend	—	—	(1,400)	—	(1,400)
Stock option expense	—	203	—	—	203

Balance, December 31, 2013	$1	$62,164	$16,407	$(4,644)	$73,928

See notes to consolidated financial statements

Donegal Financial Services Corporation

Consolidated Statement of Cash Flows

(Dollars in Thousands)

Years Ended December 31, 2013, 2012, and 2011

	2013	2012	2011

Cash Flows from Operating Activities
Net income	$6,030	$9,401	$4,196
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	205	1,148	2,641
Depreciation and amortization	975	1,006	784
Intangible amortization	304	348	245
Accretion of junior subordinated debentures	314	284	58
Net (loss) gain on sales of securities	557	(1,488)	(1,805)
Net loss (gain) on sales of other real estate owned	94	67	(16)
Gain on sales of loans	(889)	(775)	(790)
Proceeds from sales of loans	32,091	23,358	23,313
Loans originated for sale	(28,449)	(25,518)	(23,256)
Stock option expense	203	138	—
Net (gain) loss on sale of property and equipment	(2)	1	24
Amortization on securities, net	666	642	256
Earnings from bank-owned life insurance	(386)	(393)	(256)
Deferred income taxes (benefit)	1,928	2,765	(6,455)
Decrease (increase) in accrued interest receivable and other assets	1,977	1,015	(6,418)
Decrease in other liabilities	(577)	(1,994)	(983)

Net cash provided by (used in) operating activities	15,041	10,005	(8,462)

Cash Flows from Investing Activities
Purchases of securities available-for-sale	(50,782)	(114,226)	(91,457)
Proceeds from sales of securities available-for-sale	27,849	44,170	47,762
Proceeds from maturities and principal repayments of securities available-for-sale	17,850	19,885	15,683
Net cash proceeds from bank acquisition	—	—	79,162
Net decrease in loans	15,683	47,335	9,659
Net maturities of interest bearing time deposits	—	94	—
Redemption of restricted stock	1,144	929	841
Proceeds from the sale of property and equipment	38	7	8
Purchases of property and equipment	(434)	(598)	(72)
Proceeds from sale of other real estate owned	125	627	140

Net cash provided by (used in) investing activities	11,473	(1,777)	61,726

Cash Flows from Financing Activities
Net increase (decrease) in deposits	5,423	(31,740)	(26,258)
Proceeds from long-term debt	6,000	—	27,677
Repayment of long-term debt	(6,000)	—	(39,030)
Capital contribution from Donegal Mutual Insurance Company	—	200	12,160
Capital contribution from Donegal Group Inc.	—	—	20,570
Dividends paid	(1,400)	—	—

Net cash provided by (used in) financing activities	4,023	(31,540)	(4,881)

Net increase (decrease) in cash and cash equivalents	30,537	(23,312)	48,383

Cash and Cash Equivalents, Beginning of Year	29,001	52,313	3,930

Cash and Cash Equivalents, End of Year	$59,538	$29,001	$52,313

See notes to consolidated financial statements

Donegal Financial Services Corporation

Consolidated Statement of Cash Flows

(Dollars in Thousands)

Years Ended December 31, 2013, 2012, and 2011

	2013	2012	2011

Supplementary Cash Flows Information
Interest paid	$2,880	$3,296	$2,270

Income taxes paid	$1,150	$1,100	$1,698

Supplementary Schedule of Noncash Investing Activities
Loan transfers to other real estate owned	$30	$517	$857

Acquisition:
Assets Acquired:
Securities acquired through merger	$—	$—	$33,391
Loans acquired through merger	—	—	291,903
Restricted stock acquired through merger	—	—	3,257
Property and equipment acquired through merger	—	—	12,588
Goodwill and intangible assets acquired through merger	—	—	2,811
Bank-owned life insurance acquired through merger	—	—	11,909
Other assets acquired through merger	—	—	14,194

	$—	$—	$370,053

Liabilities Assumed:
Deposits acquired through merger	$—	$—	$401,685
Junior subordinated debentures acquired through merger	—	—	7,045
Long-term debt acquired through merger	—	—	11,353
Other liabilities acquired through merger	—	—	3,883

	$—	$—	$423,966

See notes to consolidated financial statements

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

1.	Summary of Significant Accounting Policies

The accounting policies discussed below are followed consistently by Donegal Financial Services Corporation (the “Company”). These policies are in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and conform to common practices in the banking industry.

Nature of Operations

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Union Community Bank, (the “Bank”). All material intercompany transactions have been eliminated in consolidation. The Company is owned by Donegal Mutual Insurance Company (the “Insurance Company”) and Donegal Group Inc.

The Company is a one-bank holding company and provides full banking services through its subsidiary, Union Community Bank. The Bank serves primarily Lancaster County, Pennsylvania.

On May 6, 2011, Donegal Financial Services Corporation, the parent company of Province Bank, FSB, merged with Union National Financial Corporation, the parent company of Union National Community Bank, pursuant to which Union National Financial Corporation merged with and into Donegal Financial Services Corporation. As part of the transaction, Union National Community Bank merged with and into Province Bank, FSB. The entity is operating under the new name Union Community Bank. This series of transactions is collectively referred to as the “acquisition”.

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

December 31, 2013 and 2012

Securities

Management determines the appropriate classification of debt securities at the time of purchase, or acquisition, and re-evaluates such designation as of each balance sheet date.

Securities classified as available-for-sale are those securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movement in interest rates, changes in maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available-for-sale are carried at fair value. Unrealized gains and losses are reported as increases or decreases in other comprehensive (loss) income. Realized gains or losses, determined on the basis of the cost of the specific securities sold, are included in earnings. Premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Other-than-temporary impairment guidance on debt securities specifies that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a loss due to credit quality. When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before the recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive (loss) income. The Company has not recognized any other-than-temporary impairment losses in the years ended December 31, 2013, 2012 or 2011.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried in the aggregate at the lower of cost or estimated fair value. The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attribute of that loan. Net unrealized losses are recognized through a valuation allowance with corresponding charges in the consolidated statement of income. The Company did not write down any loans held for sale during the years ended December 31, 2013, 2012 or 2011. All sales are made without recourse and are sold with servicing released.

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are generally stated at their outstanding unpaid principal balances, net of an allowance for credit losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is amortizing these amounts over the contractual life of the loan. Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective yield method.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

December 31, 2013 and 2012

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

December 31, 2013 and 2012

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

December 31, 2013 and 2012

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

December 31, 2013 and 2012

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

December 31, 2013 and 2012

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

Reserve for Unfunded Lending Commitments - The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the balance sheet. The Company had a reserve of $125,000 as of December 31, 2013 and $129,000 as of December 31, 2012.

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

December 31, 2013 and 2012

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

Goodwill

Goodwill represents the excess of the purchase price over the underlying fair value of merged entities. We assess goodwill for impairment annually as of October 1 of each year. If certain events occur which indicate goodwill might be impaired between annual tests, goodwill must be tested when such events occur. In making this assessment, we consider a number of factors including operating results, business plans, economic projections, anticipated future cash flows, current market data, etc. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. Changes in economic and operating conditions could result in goodwill impairment in future periods. The Company did not identify any impairment on its outstanding goodwill from its most recent testing which was performed as of October 1, 2013. Goodwill was evaluated in accordance with ASC 350-20 using a qualitative analysis.

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

December 31, 2013 and 2012

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

Management believes no impairment charge was necessary related to the FHLB restricted stock in 2013, 2012 or 2011.

Bank-Owned Life Insurance

The Company invests in bank-owned life insurance (“BOLI”) as a source of funding for employee benefit expenses. BOLI involves the purchase of life insurance by the Company on a chosen group of employees. The Company is the owner and is a joint or sole beneficiary of the policies. This life insurance investment is carried as an asset at the cash surrender value of the underlying policies. Income from the increase in cash surrender value of the policies and income from the realization of death benefits is reflected in other income.

ASC Topic 715, Compensation - Retirement Benefits, requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The Company has certain split-dollar life insurance arrangements as part of the Company’s bank-owned life insurance program, and recognized its liability and related compensation expense in accordance with ASC Topic 715. Compensation expense related to this split-dollar life insurance was $30,000, $43,000 and $16,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Mortgage Servicing Rights

Mortgage servicing rights are recognized as assets upon the sale of a mortgage loan. A portion of the cost of the loan is allocated to the servicing right based upon relative fair value. The fair value of servicing rights is based on the present value of estimated future cash flows for pools of mortgages sold stratified by rate and maturity date. Assumptions that are incorporated in the valuation of servicing rights include assumptions about prepayment speeds on mortgages and the cost to service loans. Servicing rights are reported in intangible assets and are amortized over the estimated period of future servicing income to be received on the underlying mortgage loans. The carrying amount of mortgage servicing rights was $76,000 and $109,000 at December 31, 2013 and 2012, respectively. Any related amortization expense is netted against loan servicing fee income and is reflected in the income statement in other non-interest income. Amortization expense was $33,000, $42,000 and $22,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Servicing rights are evaluated for impairment based upon estimated fair value as compared to unamortized book value.

The Company retains the servicing rights on certain mortgage loans sold to the FHLB and receives mortgage banking fee income based upon the principal balance outstanding. Total loans serviced for the FHLB amounted to $7,614,000 and $10,858,000 at December 31, 2013 and 2012, respectively. These mortgage loans sold to the FHLB and serviced by the Company are not reflected in the balance sheet.

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

December 31, 2013 and 2012

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

The Company recognizes interest and penalties on income taxes as a component of income tax expense. Tax years subject to examination by tax authorities are the years ended December 31, 2012, 2011 and 2010.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the consolidated balance sheet when they are funded.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of December 31, 2013 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through March 7, 2014, the date these consolidated financial statements were available to be issued.

2.	Merger

On May 6, 2011, Donegal Financial Services Corporation, the parent company of Province Bank, FSB, merged with Union National Financial Corporation, the parent company of Union National Community Bank, with Donegal Financial Services Corporation as the surviving entity. As part of the transaction, Union National Community Bank merged with and into Province Bank, FSB. The merged Bank is operating under the new name Union Community Bank.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

The assets and liabilities of Union National Community Bank and Union National Financial Corporation were recorded on the consolidated balance sheet at their estimated fair value as of May 6, 2011, and their results of operations have been included in the consolidated income statement since such date.

Included in the purchase price was goodwill and core deposit intangible of $901,000 and $1,738,000, respectively. The core deposit intangible will be amortized over a ten-year period using a sum of the year’s digits basis. The goodwill will not be amortized, but will be measured annually for impairment. Core deposit intangible amortization expense of $271,000, $306,000 and $223,000 was recorded in 2013, 2012 and 2011, respectively. Intangible amortization expense projected for the succeeding five years beginning 2014 is estimated to be $237,000, $203,000, $168,000, $134,000 and $99,000 per year, respectively, and $97,000 in total for years after 2018.

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

December 31, 2013 and 2012

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

December 31, 2013 and 2012

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

3.	Restrictions on Cash and Cash Equivalents

The Company is required to maintain cash reserve balances for the Federal Reserve Bank. The total required reserve balances were $9,257,000 and $8,444,000 as of December 31, 2013 and 2012, respectively.

4.	Securities Available-for-Sale

The amortized cost, related fair value and unrealized gains and losses of securities available-for-sale are as follows at December 31, 2013 and 2012 (in thousands):

	2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. treasuries	$7,489	$—	$(596)	$6,893
U.S. government agencies securities	13,025	—	(713)	12,312
Corporate debt securities	3,174	57	(118)	3,113
Tax-free municipal securities	42,593	372	(3,537)	39,428
Taxable municipal securities	2,839	167	—	3,006
U.S. government sponsored enterprise mortgage-backed securities	78,808	276	(2,944)	76,140
Equity securities	291	—	—	291

	$148,219	$872	$(7,908)	$141,183

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

Certain obligations of the U.S. Government are pledged to secure public deposits and for other purposes as required or permitted by law. The carrying value of the pledged assets was $35,406,000 and $35,305,000 at December 31, 2013 and 2012, respectively.

The amortized cost and fair value of securities as of December 31, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without any penalty (in thousands).

	Amortized Cost	Fair Value

Due in one year or less	$501	$512
Due after one year through five years	2,322	2,347
Due after five years through ten years	23,312	21,944
Due after ten years	42,985	39,949
U.S. government sponsored enterprise mortgage-backed securities	78,808	76,140
Equity securities	291	291

	$148,219	$141,183

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2013 and 2012 (in thousands):

	2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. treasuries	$6,893	$(596)	$—	$—	$6,893	$(596)
U.S. government agencies securities	11,612	(662)	699	(51)	12,311	(713)
Corporate debt securities	1,733	(118)	—	—	1,733	(118)
Tax-free municipal securities	27,153	(2,557)	4,746	(980)	31,899	(3,537)
U.S. government sponsored enterprise mortgage-backed securities	55,721	(2,498)	5,223	(446)	60,944	(2,944)

	$103,112	$(6,431)	$10,668	$(1,477)	$113,780	$(7,908)

	2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. treasuries	$1,998	$(14)	$—	$—	$1,998	$(14)
U.S. government agencies securities	4,740	(39)	—	—	4,740	(39)
Corporate debt securities	1,844	(14)	—	—	1,844	(14)
Tax-free municipal securities	9,713	(249)	—	—	9,713	(249)
U.S. government sponsored enterprise mortgage-backed securities	10,151	(36)	—	—	10,151	(36)

	$28,446	$(352)	$—	$—	$28,446	$(352)

At December 31, 2013, five available for sale U.S. treasury securities had unrealized losses and have not been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities. None of the securities in this category had a fair value significantly below their amortized cost.

At December 31, 2013, ten available for sale U.S. government and agency securities had unrealized losses. Nine of the ten securities have not been in a continuous loss position for 12 months or more. One security has been in a continuous loss position for more than 12 months. None of the securities in this category had a fair value significantly below their amortized cost. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

At December 31, 2013, three available for sale corporate debt securities had unrealized losses and have not been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities. None of the securities in this category had a fair value significantly below their amortized cost.

At December 31, 2013, fifty-three available for sale municipal securities had unrealized losses. Forty-six of the fifty-three securities have not been in a continuous loss position for 12 months or more. Seven securities have been in a continuous loss position for more than 12 months. None of the securities in this category had a fair value significantly below their amortized cost. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities.

At December 31, 2013, twenty-nine available for sale U.S. government sponsored enterprise mortgage-backed securities had unrealized losses. Twenty-seven of the twenty-nine securities have not been in a continuous loss position for 12 months or more. Two securities have been in a continuous loss position for more than 12 months. None of the securities in this category had a fair value significantly below their amortized cost. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities.

At December 31, 2012, two available for sale U.S. treasury securities had unrealized losses and have not been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities. None of the securities in this category had a fair value significantly below their amortized cost.

At December 31, 2012, five available for sale U.S. government and agency securities had unrealized losses and have not been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities. None of the securities in this category had a fair value significantly below their amortized cost.

At December 31, 2012, two available for sale corporate debt securities had unrealized losses and have not been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities. None of the securities in this category had a fair value significantly below their amortized cost.

At December 31, 2012, thirteen available for sale municipal securities had unrealized losses and have not been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities. None of the securities in this category had a fair value significantly below their amortized cost.

At December 31, 2012, three available for sale U.S. government sponsored enterprise mortgage-backed securities had unrealized losses and have not been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities. None of the securities in this category had a fair value significantly below their amortized cost.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

Gross realized losses on securities sold during 2013, 2012 and 2011 totaled $793,000, $3,000 and $34,000, respectively. Gross realized gains on securities sold during 2013, 2012 and 2011 totaled $236,000, $1,491,000 and $1,839,000, respectively.

5.	Loans and Allowance for Loan Losses

Credit Quality Indicators

The following tables present the classes of the loan portfolio summarized by the aggregate credit risk ratings (special mention, substandard and doubtful) within the Company’s internal risk rating system as of December 31, 2013 and 2012 (in thousands):

	2013
	Pass	Special Mention	Sub- standard	Doubtful	Total

Commercial loans:
Real estate secured	$148,090	$1,018	$10,197	$—	$159,305
C & I	19,193	570	2,423	—	22,186
Other	3,823	—	—	—	3,823
Residential mortgage loans	8,036	—	177	—	8,213
Home equity installments and lines of credit	81,629	—	673	—	82,302
Consumer loans, other	2,769	—	38	—	2,807

	$263,540	$1,588	$13,508	$—	$278,636

	2012
	Pass	Special Mention	Sub- standard	Doubtful	Total

Commercial loans:
Real estate secured	$143,752	$2,695	$19,603	$—	$166,050
C & I	23,429	191	4,182	—	27,802
Other	4,265	—	—	—	4,265
Residential mortgage loans	9,631	—	168	—	9,799
Home equity installments and lines of credit	81,866	—	499	—	82,365
Consumer loans, other	4,232	—	32	—	4,264

	$267,175	$2,886	$24,484	$—	$294,545

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Loans that are individually and collectively evaluated for impairment, as well as the related allowance for loan loss at December 31, 2013 and 2012 are presented below (in thousands):

	2013
	Total		Individually Evaluated for Impairment		Loans Acquired with Credit Deterioration		Collectively Evaluated for Impairment
	Unpaid Balance	Allowance for Loan Losses	Unpaid Balance	Allowance for Loan Losses	Unpaid Balance	Allowance for Loan Losses	Unpaid Balance	Allowance for Loan Losses

Commercial loans:
Real estate secured	$159,305	$2,661	$—	$—	$—	$—	$159,305	$2,661
C & I	22,186	447	—	—	—	—	22,186	447
Other	3,823	24	—	—	—	—	3,823	24
Residential mortgage loans	8,213	62	—	—	—	—	8,213	62
Home equity installments and lines of credit	82,302	696	—	—	—	—	82,302	696
Consumer loans, other	2,807	44	—	—	—	—	2,807	44
Unallocated	—	113	—	—	—	—	—	113

	$278,636	$4,047	$—	$—	$—	$—	$278,636	$4,047

	2012
	Total		Individually Evaluated for Impairment		Loans Acquired with Credit Deterioration		Collectively Evaluated for Impairment
	Unpaid Balance	Allowance for Loan Losses	Unpaid Balance	Allowance for Loan Losses	Unpaid Balance	Allowance for Loan Losses	Unpaid Balance	Allowance for Loan Losses

Commercial loans:
Real estate secured	$166,050	$2,451	$—	$—	$—	$—	$166,050	$2,451
C & I	27,802	645	—	—	—	—	27,802	645
Other	4,265	29	—	—	—	—	4,265	29
Residential mortgage loans	9,799	78	—	—	—	—	9,799	78
Home equity installments and lines of credit	82,365	655	—	—	—	—	82,365	655
Consumer loans, other	4,264	71	—	—	—	—	4,264	71
Unallocated	—	109	—	—	—	—	—	109

	$294,545	$4,038	$—	$—	$—	$—	$294,545	$4,038

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

The following tables summarize the activity by segments of the allowance for loan losses for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013
	Commercial Loans			Residential Mortgage Loans	Home Equity Installments and Lines of Credit	Consumer Loans, Other	Unallocated	Total
	Real Estate Secured	C & I	Other
Beginning balance, January 1, 2013	$2,451	$645	$29	$78	$655	$71	$109	$4,038
Charge-offs	(4)	(14)	—	(100)	(57)	(50)	—	(225)
Recoveries	—	16	—	—	11	2	—	29
Provisions	214	(200)	(5)	84	87	21	4	205

Ending balance, December 31, 2013	$2,661	$447	$24	$62	$696	$44	$113	$4,047

	2012
	Commercial Loans			Residential Mortgage Loans	Home Equity Installments and Lines of Credit	Consumer Loans, Other	Unallocated	Total
	Real Estate Secured	C & I	Other
Beginning balance, January 1, 2012	$2,180	$375	$32	$81	$609	$85	$51	$3,413
Charge-offs	(18)	(18)	—	(19)	(170)	(307)	—	(532)
Recoveries	—	5	—	—	1	3	—	9
Provisions	289	283	(3)	16	215	290	58	1,148

Ending balance, December 31, 2012	$2,451	$645	$29	$78	$655	$71	$109	$4,038

	2011
	Commercial Loans			Residential Mortgage Loans	Home Equity Installments and Lines of Credit	Consumer Loans, Other	Unallocated	Total
	Real Estate Secured	C & I	Other

Beginning balance, January 1, 2011	$742	$54	$—	$77	$123	$19	$—	$1,015
Charge-offs	(40)	(181)	—	(30)	—	(41)	—	(292)
Recoveries	4	45	—	—	—	—	—	49
Provisions	1,474	457	32	34	486	107	51	2,641

Ending balance, December 31, 2011	$2,180	$375	$32	$81	$609	$85	$51	$3,413

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2013 and 2012 (in thousands):

	2013
	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past due	Non-Accrual Loans	Total Past Due and Non-Accrual	Current Loans	Total Loans Receivable

Commercial loans:
Real estate secured	$309	$—	$—	$1,325	$1,634	$155,085	$156,719
C & I	—	59	16	26	101	21,015	21,116
Other	—	—	—	—	—	3,823	3,823
Acquired with credit deterioration	—	—	—	1,025	1,025	2,631	3,656
Residential mortgage loans:
Residential mortgage loans	29	8	—	281	318	7,832	8,150
Acquired with credit deterioration	—	—	—	63	63	—	63
Home equity loans:
Home equity installments and lines of credit	207	65	98	631	1,001	81,262	82,263
Acquired with credit deterioration	—	—	—	—	—	39	39
Consumer loans, other	4	—	4	2	10	2,797	2,807

	$549	$132	$118	$3,353	$4,152	$274,484	$278,636

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

	2012
	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past due	Non-Accrual Loans	Total Past Due and Non-Accrual	Current Loans	Total Loans Receivable

Commercial loans:
Real estate secured	$15	$—	$134	$2,337	$2,486	$154,516	$157,002
C & I	—	14	2	38	54	26,694	26,748
Other	—	—	—	—	—	4,265	4,265
Acquired with credit deterioration	359	374	—	701	1,434	8,668	10,102
Residential mortgage loans:
Residential mortgage loans	78	133	—	379	590	9,151	9,741
Acquired with credit deterioration	—	—	—	58	58	—	58
Home equity loans:
Home equity installments and lines of credit	220	110	—	482	812	81,526	82,338
Acquired with credit deterioration	—	—	—	—	—	27	27
Consumer loans, other	6	18	6	48	78	4,186	4,264

	$678	$649	$142	$4,043	$5,512	$289,033	$294,545

The Company identified no loans that were considered troubled debt restructurings during the periods presented, and did not have any troubled debt restructurings as of December 31, 2013 or 2012.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

The following table provides activity for the accretable yield of purchased impaired loans for the years ended December 31, 2013, 2012 and 2011 (in thousands):

Accretable yield, January 1, 2011	$—
Acquisition of impaired loans	1,636
Accretable yield amortized to interest income	(811)
Reclassification from nonaccretable difference (1)	978

Accretable yield, December 31, 2011	1,803
Accretable yield amortized to interest income	(3,900)
Reclassification from nonaccretable difference (1)	2,694

Accretable yield, December 31, 2012	597
Accretable yield amortized to interest income	(3,701)
Reclassification from nonaccretable difference (1)	3,109

Accretable yield, December 31, 2013	$5

(1)	Reclassification from non-accretable difference represents an increase to the estimated cash flows to be collected on the underlying portfolio.

6.	Property and Equipment

The components of property and equipment at December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012

Land and Land Improvements	$3,328	$3,328
Buildings and Improvements	7,414	7,414
Leasehold improvements	1,583	1,398
Furniture, fixtures and equipment	2,607	2,562
Construction and Development	14	—

	14,946	14,702
Accumulated depreciation and amortization	(3,694)	(2,873)

	$11,252	$11,829

Total depreciation and amortization expense was $975,000, $1,006,000 and $784,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company leases its main office from the Insurance Company. On September 1, 2006, the Company renewed the lease for an additional term of eight years. Lease expense for the years ended December 31, 2013, 2012 and 2011 was $29,000, $27,000 and $25,000, respectively, under this related party operating lease.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Future minimum lease payments by year, including payments due under renewal agreements, are as follows (in thousands):

	Lease Obligation	Sublease Income	Net Lease Obligations	Obligation to Related Party

2014	$713	$210	$503	$19
2015	670	215	455	—
2016	722	219	503	—
2017	722	223	499	—
2018	664	227	437	—
Thereafter	12,171	1,989	10,182	—

Net rent expense at December 31, 2013, 2012 and 2011 consisted of the following (in thousands):

	2013	2012	2011

Rental expense	$901	$900	$614
Sublease rental income	(273)	(342)	(234)

Net rental expense	$628	$558	$380

7.	Deposits

The components of deposits at December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012

Demand, non-interest bearing	$80,909	$75,317
Demand, interest bearing	89,152	88,941
Savings and money market	116,076	113,780
Time, $100,000 and over	44,015	42,848
Time, other	98,107	101,950

Total deposits	$428,259	$422,836

At December 31, 2013, the scheduled maturities of time deposits are as follows (in thousands):

2014	$69,577
2015	51,849
2016	13,668
2017	4,447
2018	2,495
Thereafter	86

$142,122

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

8.	Borrowings

As of December 31, 2013, the Company has a maximum borrowing capacity of $164,914,300 from the Federal Home Loan Bank, of which $-0- was outstanding as of December 31, 2013. Federal Home Loan Bank advances are secured by qualifying assets of the Company. As of December 31, 2012, the Company had a maximum borrowing capacity of $159,634,200 from the Federal Home Loan Bank of which $-0- was outstanding as of December 31, 2012.

9.	Junior Subordinated Debentures

Through the acquisition of Union National Financial Corporation, the Company acquired three issuances of junior subordinated debentures with a contractual value of $17,341,000 and a fair market value of $7,045,000. The outstanding balance as of December 31, 2013 was $7,701,000 and $7,387,000 at December 31, 2012.

The Bank acquired a junior subordinated debenture issued on July 28, 2006, with a contractual amount of $6,000,000 due September 15, 2021 with a five-year initial fixed rate of 7.17%, and then an annual coupon rate, reset quarterly, based on three-month LIBOR plus 1.65%. The first coupon reset date was September 15, 2011. The outstanding balance as of December 31, 2013 was $3,373,000, the coupon rate was 1.89% and the market yield was 9.95%. The outstanding balance was $3,159,000, the coupon rate was 1.96%, and the market yield was 10.07% at December 31, 2012.

The Company acquired a debenture issued in December 2003 by Union National Capital Trust I (“UNCT 1”) in the amount of $8,248,000. The floating-rate debenture is due January 23, 2034, of which $248,000 is related to the Company’s capital contribution. UNCT I provides for quarterly distributions at a variable annual coupon rate that is reset quarterly, based on three-month LIBOR plus 2.85%. The outstanding balance was $3,337,000, the coupon rate was 3.09%, and the market yield was 9.86% at December 31, 2013. The outstanding balance was $3,263,000, the coupon rate was 3.16%, and the market yield was 10.06% at December 31, 2012.

The Company acquired a debenture issued in October 2004, by Union National Capital Trust II (“UNCT II”) in the amount of $3,093,000. The floating–rate debenture is due November 23, 2034, of which $93,000 is related to the Company’s capital contribution. UNCT II provides for quarterly distributions at a variable annual coupon rate that is reset quarterly, based on three-month LIBOR plus 2.00%. The outstanding balance was $991,000, the coupon rate was 2.24% and the market yield was 9.88% at December 31, 2013. The outstanding balance was $965,000, the coupon rate was 2.31% and the market yield was 10.11% at December 31, 2012.

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

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

10.	Income Taxes

The components of the income tax expense (benefit) for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	2013	2012	2011

Federal:
Current	$334	$1,287	$8,347
Deferred	1,928	2,765	(6,455)

	2,262	4,052	1,892
State, current	636	691	716

Balance, ending	$2,898	$4,743	$2,608

A reconciliation of the statutory income tax at a rate of 34% to the income tax expense included in the consolidated statement of income is as follows for 2013, 2012 and 2011.

	2013	2012	2011

Federal income tax at statutory rate	34.0%	34.0%	34.0%
State tax expense, net of federal benefit	4.7	3.2	7.0
Tax exempt income, net of disallowed interest expense	(5.7)	(2.7)	(2.7)
Bank owned life insurance	(1.5)	(1.0)	(1.3)
Stock option expense	0.8	0.3	—
Nondeductible merger costs	—	—	1.2
Other	0.2	(0.3)	0.1

Effective income tax rate	32.5%	33.5%	38.3%

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

The components of the net deferred tax asset, included in other assets on the consolidated balance sheet, at December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012

Deferred tax assets:
Allowance for loan loss	$1,376	$1,373
State net operating loss carryforward	351	315
Federal net operating loss carryforward	161	602
Alternative minimum tax credit carryforward	1,101	864
Nonaccrual interest	23	28
Purchase accounting adjustments	—	941
Low income housing tax credit carryforward	437	437
Unrealized loss on available for sale securities	2,392	—
Other	265	353

	6,106	4,913
Valuation allowance	(351)	(315)

Total deferred tax assets, net of valuation allowance	5,755	4,598

Deferred tax liabilities:
Property and equipment	(284)	(561)
Unrealized gain on available for sale securities	—	(1,257)
Purchase accounting adjustments	(970)	—

Net deferred tax liabilities	(1,254)	(1,818)

Net deferred tax assets	$4,501	$2,780

The valuation allowance at December 31, 2013 and 2012 relates to state net operating loss carryforwards for which realizability is uncertain. At December 31, 2013, 2012 and 2011, the Company had state net operating loss carryforwards of $3,523,000, $3,153,000 and $2,417,000, respectively, which are available to offset future state taxable income, and expire at various dates through 2032. At December 31, 2013 and 2012, the Company had no valuation allowance established against its federal net operating loss carryforward, low income housing tax credit carryforward, or alternative minimum tax credit carryforward, as management believes the Company will generate sufficient future taxable income to fully utilize these deferred tax assets. The federal net operating loss carryforward will expire in 2030, the low income housing credit carryforward will expire between 2021 and 2027, and the alternative minimum tax credit carryforward has no expiration.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible and tax planning strategies, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets, net of any valuation allowance at December 31, 2013.

11.	Transactions with Executive Officers, Directors and Affiliated Companies

The Company has had, and may be expected to have in the future, banking transactions with its executive officers, directors, their immediate families and affiliated companies (commonly referred to as related parties). Deposits of related parties totaled $9,550,000 and $8,544,000 at December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, related party loans totaled $3,652,000 and $3,829,000, respectively. During 2013, loan advances and repayments totaled $3,306,000 and $3,483,000.

During 2011, Donegal Group Inc. incurred stock based compensation expense on behalf of employees of the Company in the amount of $77,000 without reimbursement. There were no expenses incurred by Donegal Group Inc. for stock based compensation on behalf of the Company in 2013 or 2012.

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

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

At December 31, 2013 and 2012, the following financial instruments were outstanding whose contract amounts represent credit risk (in thousands):

	2013	2012

Commitments to grant loans	$2,817	$4,528
Unfunded commitments under lines of credit	93,961	96,450

	$96,778	$100,978

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

The Company maintains a defined contribution 401(k) retirement Plan that covers eligible employees. The Company’s matching contribution is 100% of each participant’s first 1% of elective contribution and 50% of each participant’s next 5% of elective contributions with a maximum contribution of 3.50% of the participants compensation. The Company’s contributions to the Plan totaled $183,000, $183,000 and $103,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

15.	Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by its primary regulators, The Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors, to be considered “well capitalized.”

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to assets. Management believes, as of December 31, 2013, that the Bank meets all capital adequacy requirements to which it is subject.

A comparison of the Bank’s actual capital amounts to the regulatory requirements at December 31, 2013 and 2012 is presented below (dollars in thousands). The Company’s actual capital amounts and ratios are not significantly different from the Bank’s.

	2013
	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

Total capital (to risk-weighted assets)	$88,745	25.83%	$	≥27,483	≥8.0%	$	≥34,354	≥10.0%
Tier 1 capital (to risk-weighted assets)	81,200	23.64		≥13,742	≥4.0		≥20,612	≥ 6.0
Core (Tier 1) capital (to adjusted total assets)	81,200	15.67		≥20,732	≥4.0		≥31,098	≥ 6.0
Tangible equity (to adjusted total assets)	81,200	15.67		≥ 7,774	≥1.5		≥ 7,774	≥ 1.5

	2012
	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

Total capital (to risk-weighted assets)	$83,221	23.18%	$	≥28,726	≥8.0%	$	≥35,908	≥10.0%
Tier 1 capital (to risk-weighted assets)	75,895	21.14		≥14,363	≥4.0		≥21,545	≥ 6.0
Core (Tier 1) capital (to adjusted total assets)	75,895	15.05		≥20,176	≥4.0		≥30,264	≥ 6.0
Tangible equity (to adjusted total assets)	75,895	15.05		≥ 7,566	≥1.5		≥ 7,566	≥ 1.5

16.	Fair Value Measurements

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

December 31, 2013 and 2012

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

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2013 and 2012 are as follows (in thousands):

	2013
	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

U.S. treasuries	$6,893	$—	$6,893	$—
U.S. government agencies securities	12,312	—	12,312	—
Corporate debt securities	3,113	—	3,113	—
Tax-free municipal securities	39,428	—	39,428	—
Taxable municipal securities	3,006	—	3,006	—
U.S. government sponsored enterprise mortgage-backed securities	76,140	—	76,140	—
Equity securities	291	—	291	—

	2012
	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

U.S. treasuries	$3,002	$—	$3,002	$—
U.S. government agencies securities	16,705	—	16,705	—
Corporate debt securities	9,870	—	9,870	—
Tax-free municipal securities	43,334	—	43,334	—
Taxable municipal securities	3,841	—	3,841	—
U.S. government sponsored enterprise mortgage-backed securities	71,014	—	71,014	—
Equity securities	291	—	291	—

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

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

The Company did not have any financial assets measured at fair value on a non-recurring basis at December 31, 2013 or 2012.

The estimated fair values of financial instruments as of December 31, 2013 and 2012 are set forth in the tables below (in thousands). The information in the table should not be interpreted as an estimate of the fair value of the Company in its entirety since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.

	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$59,538	$59,538	$29,001	$29,001
Interest-bearing time deposits in other banks	6	6	6	6
Securities available-for-sale	141,183	141,183	148,057	148,057
Loans held for sale	1,513	1,513	4,266	4,379
Loans, net	274,589	279,824	290,507	294,847
Restricted investment in bank stocks	1,176	1,176	2,320	2,320
Accrued interest receivable	1,532	1,532	1,778	1,778
Mortgage servicing assets	76	76	109	109

Liabilities:
Demand and savings deposits	286,137	286,137	278,038	278,038
Time deposits	142,122	143,076	144,798	146,741
Junior subordinated debentures	7,701	7,701	7,387	7,387
Accrued interest payable	234	234	291	291

Off-Balance-Sheet Items:
Commitments to extend credit and standby letters of credit	—	—	—	—

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2013 and 2012.

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

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

Date: March 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald H. Nikolaus Donald H. Nikolaus	President and a Director (principal executive officer)	March 14, 2014

/s/ Jeffrey D. Miller Jeffrey D. Miller	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	March 14, 2014

/s/ Scott A. Berlucchi Scott A. Berlucchi	Director	March 14, 2014

/s/ Robert S. Bolinger Robert S. Bolinger	Director	March 14, 2014

/s/ Patricia A. Gilmartin Patricia A. Gilmartin	Director	March 14, 2014

/s/ Philip H. Glatfelter, II Philip H. Glatfelter, II	Director	March 14, 2014

/s/ Jack L. Hess Jack L. Hess	Director	March 14, 2014

/s/ Kevin M. Kraft, Sr. Kevin M. Kraft, Sr.	Director	March 14, 2014

/s/ John J. Lyons John J. Lyons	Director	March 14, 2014

/s/ Jon M. Mahan Jon M. Mahan	Director	March 14, 2014

/s/ S. Trezevant Moore, Jr. S. Trezevant Moore, Jr.	Director	March 14, 2014

/s/ Richard D. Wampler, II Richard D. Wampler, II	Director	March 14, 2014