Form 10-Q
period 2014-03-31
DONEGAL GROUP INC
filed 2014-05-08
CIK 800457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,937,567 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on May 1, 2014.

DONEGAL GROUP INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Donegal Group Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost	$296,360,179	$240,370,277
Available for sale, at fair value	431,527,749	403,651,965
Equity securities, available for sale, at fair value	22,297,723	12,422,837
Investments in affiliates	37,117,118	35,685,433
Short-term investments, at cost, which approximates fair value	16,367,589	99,677,795

Total investments	803,670,358	791,808,307
Cash	17,153,044	27,636,416
Accrued investment income	6,498,123	5,423,531
Premiums receivable	133,342,894	123,904,629
Reinsurance receivable	252,079,827	244,239,113
Deferred policy acquisition costs	45,407,383	43,627,510
Deferred tax asset, net	17,886,321	20,310,558
Prepaid reinsurance premiums	116,693,136	112,663,942
Property and equipment, net	7,053,122	6,424,703
Accounts receivable - securities	—	1,187,866
Federal income taxes recoverable	731,983	420,952
Goodwill	5,625,354	5,625,354
Other intangible assets	958,010	958,010
Other	1,225,194	1,179,611

Total assets	$1,408,324,749	$1,385,410,502

Liabilities and Stockholders’ Equity
Liabilities
Unpaid losses and loss expenses	$510,122,359	$495,619,269
Unearned premiums	397,797,596	382,734,642
Accrued expenses	14,621,812	19,265,097
Reinsurance balances payable	12,510,502	17,948,808
Borrowings under lines of credit	61,000,000	58,000,000
Cash dividends declared to stockholders	—	3,299,182
Subordinated debentures	5,000,000	5,000,000
Accounts payable - securities	—	751,641
Due to affiliate	1,662,166	2,170,225
Drafts payable	1,083,987	1,386,285
Other	2,940,998	2,358,242

Total liabilities	1,006,739,420	988,533,391

Stockholders’ Equity
Preferred stock, $.01 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 40,000,000 shares, issued 21,825,877 and 21,786,765 shares and outstanding 20,884,169 and 20,845,903 shares	218,259	217,868
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	190,342,555	189,116,410
Accumulated other comprehensive income (loss)	1,936,592	(2,312,890)
Retained earnings	222,133,113	222,888,887
Treasury stock	(13,101,682)	(13,089,656)

Total stockholders’ equity	401,585,329	396,877,111

Total liabilities and stockholders’ equity	$1,408,324,749	$1,385,410,502

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Net premiums earned	$133,548,261	$124,702,041
Investment income, net of investment expenses	4,615,776	4,815,443
Net realized investment (losses) gains (includes ($88,532) and $1,340,564 accumulated other comprehensive (loss) income reclassifications)	(88,532)	1,340,564
Lease income	212,790	215,397
Installment payment fees	1,641,550	1,710,241
Equity in earnings of Donegal Financial Services Corporation	409,242	1,088,906

Total revenues	140,339,087	133,872,592

Expenses:
Net losses and loss expenses	97,632,392	85,533,016
Amortization of deferred policy acquisition costs	21,319,000	19,560,000
Other underwriting expenses	20,458,719	18,751,511
Policyholder dividends	394,503	475,273
Interest	365,482	487,149
Other expenses	962,207	982,354

Total expenses	141,132,303	125,789,303

(Loss) income before income tax (benefit) expense	(793,216)	8,083,289
Income tax (benefit) expense (includes ($30,101) and $455,792 income tax (benefit) expense from reclassification items)	(158,802)	1,607,853

Net (loss) income	$(634,414)	$6,475,436

(Loss) earnings per common share:
Class A common stock - basic	$(0.02)	$0.26

Class A common stock - diluted	$(0.02)	$0.25

Class B common stock - basic and diluted	$(0.02)	$0.23

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net (loss) income	$(634,414)	$6,475,436
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities:
Unrealized holding income (loss) during the period, net of income tax (benefit) expense of $2,258,082 and ($1,725,094)	4,191,051	(3,165,445)
Reclassification adjustment for (losses) gains included in net income, net of income tax (benefit) expense of ($30,101) and $455,792	58,431	(884,772)

Other comprehensive income (loss)	4,249,482	(4,050,217)

Comprehensive income	$3,615,068	$2,425,219

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(Unaudited)

Three Months Ended March 31, 2014

	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2013	21,786,765	5,649,240	$217,868	$56,492	$189,116,410	$(2,312,890)	$222,888,887	$(13,089,656)	$396,877,111
Issuance of common stock (stock compensation plans)	39,112		391		1,096,374				1,096,765
Net loss							(634,414)		(634,414)
Cash dividends declared							(3,104)		(3,104)
Grant of stock options					118,256		(118,256)		—
Tax benefit on exercise of stock options					11,515				11,515
Repurchase of treasury shares								(12,026)	(12,026)
Other comprehensive income						4,249,482			4,249,482

Balance, March 31, 2014	21,825,877	5,649,240	$218,259	$56,492	$190,342,555	$1,936,592	$222,133,113	$(13,101,682)	$401,585,329

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net (loss) income	$(634,414)	$6,475,436

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	793,240	901,111
Net realized investment losses (gains)	88,532	(1,340,564)
Equity in earnings of Donegal Financial Services Corporation	(409,242)	(1,088,906)
Changes in assets and liabilities:
Losses and loss expenses	14,503,090	11,728,371
Unearned premiums	15,062,954	11,296,320
Premiums receivable	(9,438,265)	(10,425,418)
Deferred acquisition costs	(1,779,873)	(1,064,350)
Deferred income taxes	136,054	1,631,380
Reinsurance receivable	(7,840,714)	(4,659,893)
Prepaid reinsurance premiums	(4,029,194)	(3,532,303)
Accrued investment income	(1,074,592)	(224,912)
Due to affiliate	(508,059)	(5,061,688)
Reinsurance balances payable	(5,438,306)	1,035,868
Current income taxes	(311,031)	(774,316)
Accrued expenses	(4,643,285)	(2,689,827)
Other, net	234,873	(288,302)

Net adjustments	(4,653,818)	(4,557,429)

Net cash (used in) provided by operating activities	(5,288,232)	1,918,007

Cash Flows from Investing Activities:
Purchases of fixed maturities, held to maturity	(69,863,688)	—
Purchases of fixed maturities, available for sale	(34,438,401)	(37,561,696)
Purchases of equity securities, available for sale	(10,837,100)	(3,497,597)
Maturity of fixed maturities:
Held to maturity	13,941,822	1,610,591
Available for sale	9,197,730	14,853,225
Sales of fixed maturities, available for sale	1,235,464	17,791,110
Sales of equity securities, available for sale	2,329,866	2,829,224
Net purchases of property and equipment	(832,686)	(48,498)
Net decrease in investment in affiliates	—	465,000
Net sales of short-term investments	83,310,206	12,562,837

Net cash (used in) provided by investing activities	(5,956,787)	9,004,196

Cash Flows from Financing Activities:
Cash dividends paid	(3,302,286)	(3,069,386)
Issuance of common stock	1,075,959	2,239,693
Purchase of treasury stock	(12,026)	—
Payments on subordinated debentures	—	(15,465,000)
Payments on line of credit	—	(9,000,000)
Borrowings under lines of credit	3,000,000	18,500,000

Net cash provided by (used in) financing activities	761,647	(6,794,693)

Net (decrease) increase in cash	(10,483,372)	4,127,510
Cash at beginning of period	27,636,416	19,801,290

Cash at end of period	$17,153,044	$23,928,800

Cash paid during period - Interest	$299,614	$517,823
Net cash paid during period - Taxes	$—	$650,000

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

At March 31, 2014, Donegal Mutual held approximately 37% of our outstanding Class A common stock and approximately 76% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 65% of the total voting power of our common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to a pooling agreement and other intercompany agreements and transactions. While each company maintains its separate corporate existence, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

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

On February 23, 2009, our board of directors authorized a share repurchase program pursuant to which we may purchase up to 300,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the Securities and Exchange Commission (the “SEC”) and in privately negotiated transactions. We purchased 846 shares of our Class A common stock under this program during the three months ended March 31, 2014. We did not purchase any shares under this program during the three-month period ended March 31, 2013. We have purchased a total of 296,778 shares of our Class A common stock under this program from its inception through March 31, 2014.

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 additional shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the SEC and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the three-month period ended March 31, 2014.

2 -	Basis of Presentation

Our financial information for the interim periods included in this Form 10-Q Report is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of our management, are necessary for a fair presentation of our financial position, results of operations and cash flows for those interim periods. Our results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results of operations we expect for the year ending December 31, 2014.

You should read these interim financial statements in conjunction with the financial statements and the notes to our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

	Three Months Ended March 31,
	2014		2013
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(510)	$(124)	$5,170	$1,305

Denominator:
Weighted-average shares outstanding	20,873,043	5,576,775	20,066,755	5,576,775

Basic net (loss) income per share	$(0.02)	$(0.02)	$0.26	$0.23

Diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(510)	$(124)	$5,170	$1,305

Denominator:
Number of shares used in basic computation	20,873,043	5,576,775	20,066,755	5,576,775
Weighted-average shares effect of dilutive securities
Add: Director and employee stock options	380,186	—	291,477	—

Number of shares used in per share computations	21,253,229	5,576,775	20,358,232	5,576,775

Diluted net (loss) income per share	$(0.02)	$(0.02)	$0.25	$0.23

We did not include outstanding options to purchase the following number of shares of Class A common stock in our computation of diluted earnings per share because the exercise price of the options was greater than the average market price of our Class A common stock during the applicable period:

	Three Months Ended March 31,
	2014	2013
Number of options to purchase Class A shares excluded	2,548,500	1,212,000

4 -	Reinsurance

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

Our insurance subsidiaries and Donegal Mutual purchase certain third-party reinsurance on a combined basis. Le Mars, MICO, Peninsula and Sheboygan also purchase separate third-party reinsurance that provides coverage that is commensurate with their relative size and exposures. Our insurance subsidiaries use several different reinsurers, all of which, consistent with requirements of our insurance subsidiaries and Donegal Mutual, have an A.M. Best rating of A- (Excellent) or better or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A- rating from A.M. Best. The following information describes the external reinsurance our insurance subsidiaries have in place at March 31, 2014:

•	excess of loss reinsurance, under which losses are automatically reinsured, through a series of reinsurance agreements, over a set retention (generally $1.0 million), and

•	catastrophe reinsurance, under which Donegal Mutual, Atlantic States and Southern recover, through a series of reinsurance agreements, 100% of an accumulation of many losses resulting from a single event, including natural disasters, over a set retention (generally $5.0 million) and after exceeding an annual aggregate deductible (generally $1.5 million) up to aggregate losses of $145.0 million per occurrence.

Our insurance subsidiaries and Donegal Mutual also purchase facultative reinsurance to cover exposures from losses that exceed the limits their third-party reinsurance agreements provide.

MICO maintains a quota-share reinsurance agreement with third-party reinsurers to reduce its net exposures. Effective January 1, 2014, the quota-share reinsurance percentage was 20%.

In addition to the pooling agreement and third-party reinsurance, our insurance subsidiaries have various reinsurance agreements with Donegal Mutual.

Other than the changes we discuss above, we have made no significant changes to our third-party reinsurance or the reinsurance agreements between our insurance subsidiaries and Donegal Mutual during the three months ended March 31, 2014.

5 -	Investments

The amortized cost and estimated fair values of our fixed maturities and equity securities at March 31, 2014 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$48,379	$193	$77	$48,495
Obligations of states and political subdivisions	96,477	4,638	—	$101,115
Corporate securities	51,570	287	152	$51,705
Mortgage-backed securities	99,934	337	261	100,010

Totals	$296,360	$5,455	$490	$301,325

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$12,888	$128	$29	$12,987
Obligations of states and political subdivisions	262,754	15,960	5	278,709
Corporate securities	61,521	1,150	54	62,617
Mortgage-backed securities	76,018	1,235	38	77,215

Fixed maturities	413,181	18,473	126	431,528
Equity securities	21,752	592	46	22,298

Totals	$434,933	$19,065	$172	$453,826

At March 31, 2014, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $285.2 million and an amortized cost of $270.3 million. Our holdings at March 31, 2014 also included special revenue bonds with an aggregate fair value of $94.6 million and an amortized cost of $88.9 million. With respect to both categories of these bonds, we held no securities of any issuer that comprised more than 10% of the category at March 31, 2014. Education bonds and water and sewer utility bonds represented 57% and 21%, respectively, of our total investments in special revenue bonds based on their carrying values at March 31, 2014. Many of the issuers of the special revenue bonds we held at March 31, 2014 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held are similar to general obligation bonds.

The amortized cost and estimated fair values of our fixed maturities and equity securities at December 31, 2013 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$47,946	$—	$870	$47,076
Obligations of states and political subdivisions	108,435	465	446	108,454
Corporate securities	14,875	17	112	14,780
Mortgage-backed securities	69,114	33	667	68,480

Totals	$240,370	$515	$2,095	$238,790

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$14,272	$118	$57	$14,333
Obligations of states and political subdivisions	265,783	11,779	15	277,547
Corporate securities	39,940	775	43	40,672
Mortgage-backed securities	70,259	923	82	71,100

Fixed maturities	390,254	13,595	197	403,652
Equity securities	12,168	348	93	12,423

Totals	$402,422	$13,943	$290	$416,075

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

We made reclassifications from available for sale to held to maturity of fixed maturities at fair value on November 30, 2013. The following table summarizes the reclassifications by type of securities at November 30, 2013:

	Amortized Cost	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$50,627,225	$47,914,311
Obligations of states and political subdivisions	88,456,842	79,866,801
Corporate securities	15,745,976	14,879,294
Mortgage-backed securities	72,465,250	69,567,883

Totals	$227,295,293	$212,228,289

We have segregated within accumulated other comprehensive income the net unrealized losses of $15.1 million arising prior to the November 30, 2013 reclassification date for fixed maturities reclassified from available for sale to held to maturity. We will amortize this balance over the remaining life of the related securities as an adjustment to yield in a manner consistent with the accretion of discount on the same fixed maturities. At March 31, 2014 and December 31, 2013, net unrealized losses of $14.7 million and $14.9 million, respectively, remained within accumulated other comprehensive income.

We show below the amortized cost and estimated fair value of our fixed maturities at March 31, 2014 by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity
Due in one year or less	$3,659	$3,693
Due after one year through five years	38,127	38,340
Due after five years through ten years	76,922	77,392
Due after ten years	77,718	81,890
Mortgage-backed securities	99,934	100,010

Total held to maturity	$296,360	$301,325

Available for sale
Due in one year or less	$14,415	$14,541
Due after one year through five years	66,282	68,033
Due after five years through ten years	126,254	133,077
Due after ten years	130,212	138,662
Mortgage-backed securities	76,018	77,215

Total available for sale	$413,181	$431,528

Gross realized gains and losses from investments before applicable income taxes were as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Gross realized gains:
Fixed maturities	$23	$951
Equity securities	24	474

	47	1,425

Gross realized losses:
Fixed maturities	1	14
Equity securities	135	70

	136	84

Net realized (losses) gains	$(89)	$1,341

We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at March 31, 2014 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$15,647	$76	$4,973	$30
Obligations of states and political subdivisions	1,588	5	—	—
Corporate securities	40,874	172	3,259	34
Mortgage-backed securities	40,344	164	13,408	135
Equity securities	1,536	46	—	—

Totals	$99,989	$463	$21,640	$199

We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at December 31, 2013 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$50,803	$822	$4,642	$104
Obligations of states and political subdivisions	65,171	363	13,405	99
Corporate securities	16,694	84	6,852	72
Mortgage-backed securities	72,878	536	19,014	213
Equity securities	1,629	93	—	—

Totals	$207,175	$1,898	$43,913	$488

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we write down the investment to its fair value, and we reflect the amount of the write-down as a realized loss in our results of operations when we consider the decline in value of an individual investment to be other than temporary. We individually monitor all investments for other-than-temporary declines in value. Generally, we assume there has been an other-than-temporary decline in value if an individual equity security has depreciated in value by more than 20% of original cost and has been in such an unrealized loss position for more than six months. We held two equity securities that were in an unrealized loss position at March 31, 2014. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we considered these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, company or geographic events that have negatively impacted the value of a security and rating agency downgrades. We held 128 debt securities that were in an unrealized loss position at March 31, 2014. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary.

We amortize premiums and discounts on debt securities over the life of the security as an adjustment to yield using the effective interest method. We compute realized investment gains and losses using the specific identification method.

We amortize premiums and discounts on mortgage-backed debt securities using anticipated prepayments.

We account for investments in our affiliates using the equity method of accounting. Under this method, we record our investment at cost, with adjustments for our share of our affiliates’ earnings and losses as well as changes in the equity of our affiliates due to unrealized gains and losses. Our investments in affiliates include our 48.2% ownership interest in DFSC. We include our share of DFSC’s net income in our results of operations. We have compiled the following summary financial information for DFSC at March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013, respectively, from the financial statements of DFSC. The financial information of DFSC at March 31, 2014 and for the three months then ended is unaudited.

Balance sheets:	March 31, 2014	December 31, 2013
	(in thousands)
Total assets	$511,062	$512,578

Total liabilities	$434,163	$438,649
Stockholders’ equity	76,899	73,929

Total liabilities and stockholders’ equity	$511,062	$512,578

	Three Months Ended March 31,
Income statements:	2014	2013
	(in thousands)
Net income	$849	$2,258

6 -	Segment Information

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

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Revenues:
Premiums earned
Commercial lines	$54,346	$47,631
Personal lines	79,202	77,071

GAAP premiums earned	133,548	124,702
Net investment income	4,616	4,815
Realized investment (losses) gains	(89)	1,341
Equity in earnings of DFSC	409	1,089
Other	1,855	1,926

Total revenues	$140,339	$133,873

(Loss) income before income taxes:
Underwriting (loss) income:
Commercial lines	$(5,348)	$(1,591)
Personal lines	(3,833)	223

SAP underwriting loss	(9,181)	(1,368)
GAAP adjustments	2,925	1,750

GAAP underwriting (loss) income	(6,256)	382
Net investment income	4,616	4,815
Realized investment (losses) gains	(89)	1,341
Equity in earnings of DFSC	409	1,089
Other	527	456

(Loss) income before income taxes	$(793)	$8,083

7 -	Borrowings

Lines of Credit

In June 2013, we renewed our existing credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a $60.0 million unsecured, revolving line of credit. The line of credit expires in July 2016. We have the right to request a one-year extension of the credit agreement as of each anniversary date of the agreement. At March 31, 2014, we had $46.0 million in outstanding borrowings and had the ability to borrow an additional $14.0 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus 2.25%. The interest rate on our outstanding borrowings is adjustable quarterly. At March 31, 2014, the interest rate on our outstanding borrowings was 2.40%. We pay a fee of 0.2% per annum on the loan commitment amount regardless of usage. The credit agreement requires our compliance with certain covenants. These covenants include minimum levels of our net worth, leverage ratio, statutory surplus and the A.M. Best ratings of our insurance subsidiaries. We complied with all requirements of the credit agreement during the three months ended March 31, 2014.

MICO is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis. Through its membership, MICO has the ability to issue debt to the FHLB of Indianapolis in exchange for cash advances. MICO had no outstanding borrowings with the FHLB of Indianapolis at December 31, 2013 or March 31, 2014. The table below presents the amount of FHLB of Indianapolis stock MICO purchased, collateral pledged and assets related to MICO’s membership at March 31, 2014.

FHLB stock purchased and owned as part of the agreement	$252,100
Collateral pledged, at par (carrying value $2,777,078)	3,700,000
Borrowing capacity currently available	2,395,543

Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. In the first quarter of 2013, Atlantic States issued secured debt in the principal amount of $15.0 million to the FHLB of Pittsburgh in exchange for cash advances in the amount of $15.0 million. The interest rate on the advances was .30% at March 31, 2014. The table below presents the amount of FHLB of Pittsburgh stock Atlantic States purchased, collateral pledged and assets related to Atlantic States’ membership in the FHLB of Pittsburgh at March 31, 2014.

FHLB stock purchased and owned as part of the agreement	$870,300
Collateral pledged, at par (carrying value $16,028,983)	19,000,000
Borrowing capacity currently available	125,191

Subordinated Debentures

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

8 -	Share-Based Compensation

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

We charged compensation expense related to our stock compensation plans against income before income taxes of $180,415 and $172,305 for the three months ended March 31, 2014 and 2013, respectively, with a corresponding income tax benefit of $63,145 and $60,307, respectively. At March 31, 2014, we had $931,181 of unrecognized compensation expense related to nonvested share-based compensation granted under our stock compensation plans. We expect to recognize this cost over a weighted average period of 1.8 years.

We received cash from option exercises under all stock compensation plans for the three months ended March 31, 2014 and 2013 of $193,558 and $1.7 million, respectively. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of $11,515 and $98,929 for the three months ended March 31, 2014 and 2013, respectively.

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

For investments that have quoted market prices in active markets, we use the quoted market price as fair value and include these investments in Level 1 of the fair value hierarchy. We classify publicly-traded equity securities as Level 1. When quoted market prices in active markets are not available, we base fair values on quoted market prices of comparable instruments or price estimates we obtain from independent pricing services and include these investments in Level 2 of the fair value hierarchy. We classify our fixed maturity investments as Level 2. Our fixed maturity investments consist of U.S. Treasury securities and obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, corporate securities and mortgage-backed securities.

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. These pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates we obtain are representative of fair values based upon our investment personnel’s general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel regularly monitor the market, current trading ranges for similar securities and the pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security type and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At December 31, 2013, we received one estimate per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. At March 31, 2014, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at March 31, 2014 and December 31, 2013, we did not identify any discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

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

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at March 31, 2014:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$12,987	$—	$12,987	$—
Obligations of states and political subdivisions	278,709	—	278,709	—
Corporate securities	62,617	—	62,617	—
Mortgage-backed securities	77,215	—	77,215	—
Equity securities	22,298	13,405	8,893	—

Totals	$453,826	$13,405	$440,421	$—

We did not transfer any investments between Levels 1 and 2 during the three months ended March 31, 2014.

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at December 31, 2013:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$14,333	$—	$14,333	$—
Obligations of states and political subdivisions	277,547	—	277,547	—
Corporate securities	40,672	—	40,672	—
Mortgage-backed securities	71,100	—	71,100	—
Equity securities	12,423	6,468	5,955	—

Totals	$416,075	$6,468	$409,607	$—

10 -	Income Taxes

At March 31, 2014 and December 31, 2013, respectively, we had no material unrecognized tax benefits or accrued interest and penalties. Tax years 2010 through 2013 remained open for examination at March 31, 2014. We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of our tax asset. We established a valuation allowance of $440,778 related to a portion of the net operating loss carryforward of Le Mars at January 1, 2004. We have determined that we are not required to establish a valuation allowance for the other net deferred tax assets of $39.1 million and $39.6 million at March 31, 2014 and December 31, 2013, respectively, because it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income and the implementation of tax planning strategies. We also have a net operating loss carryforward of $4.3 million related to Le Mars, which will begin to expire in 2020 if not previously utilized. This carryforward is subject to an annual limitation in the amount that we can use in any one year of approximately $376,000. We also have an alternative minimum tax credit carryforward of $10.0 million with an indefinite life.

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

In July 2013, the FASB issued a new standard that requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carryforward or similar tax loss or tax credit carryforward, rather than as a liability, when the uncertain tax position would reduce the net operating loss or other carryforward under the tax law of the applicable jurisdiction and when the entity intends to use the deferred tax asset for that purpose. The new standard was effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We adopted this new guidance as of January 1, 2014. Our adoption of this new standard did not impact our financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We recommend that you read the following information in conjunction with the historical financial information and the footnotes to that financial information we include in this Quarterly Report on Form 10-Q. We also recommend you read Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced a decrease in claims frequency on workers’ compensation claims during the past several years while claims severity has gradually increased. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on workers’ compensation claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries attempt to make appropriate adjustments for such changes in their reserves. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at March 31, 2014. For every 1% change in our insurance subsidiaries’ estimate for loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $2.7 million.

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

Excluding the impact of severe weather events, our insurance subsidiaries have noted stable amounts in the number of claims incurred and a slight downward trend in the number of claims outstanding at period ends relative to their premium base in recent years across most of their lines of business. However, the amount of the average claim outstanding has increased gradually over the past several years as the United States property and casualty insurance industry has experienced increased litigation trends and economic conditions that have extended the estimated length of disabilities and contributed to increased medical loss costs. We have also experienced a general slowing of settlement rates in litigated claims. Our insurance subsidiaries could have to make further adjustments to their estimates in the future. However, on the basis of our insurance subsidiaries’ internal procedures, which analyze, among other things, their prior assumptions, their experience with similar cases and historical trends such as reserving patterns, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes, we believe that our insurance subsidiaries have made adequate provision for their liability for losses and loss expenses.

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

Donegal Mutual and our insurance subsidiaries operate together as the Donegal Insurance Group and share a combined business plan designed to achieve market penetration and underwriting profitability objectives. The products our insurance subsidiaries and Donegal Mutual offer are generally complementary, thereby allowing Donegal Insurance Group to offer a broader range of products to a given market and to expand Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account. Distinctions within the products of Donegal Mutual and our insurance subsidiaries generally relate to specific risk profiles targeted within similar classes of business, such as preferred tier products compared to standard tier products, but we do not allocate all of the standard risk gradients to one company. Therefore, the underwriting profitability of the business the individual companies write directly will vary. However, because the pool homogenizes the risk characteristics of all business Donegal Mutual and Atlantic States write directly and each company shares the results according to each company’s participation percentage, each company realizes its percentage share of the underwriting results of the pool. Our insurance subsidiaries’ unpaid liability for losses and loss expenses by major line of business at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
	(in thousands)
Commercial lines:
Automobile	$36,295	$36,017
Workers’ compensation	82,997	79,932
Commercial multi-peril	43,219	39,822
Other	2,678	2,716

Total commercial lines	165,189	158,487

Personal lines:
Automobile	88,272	92,280
Homeowners	13,198	13,367
Other	2,043	1,471

Total personal lines	103,513	107,118

Total commercial and personal lines	268,702	265,605
Plus reinsurance recoverable	241,420	230,014

Total liability for unpaid losses and loss expenses	$510,122	$495,619

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

Percentage Change in Loss and Loss Expense Reserves Net of Reinsurance	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at March 31, 2014	Percentage Change in Stockholders’ Equity at March 31, 2014(1)	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2013	Percentage Change in Stockholders’ Equity at December 31, 2013(1)
(dollars in thousands)
(10.0)%	$241,832	4.3%	$239,045	4.4%
(7.5)	248,549	3.3	245,685	3.3
(5.0)	255,267	2.2	252,325	2.2
(2.5)	261,984	1.1	258,965	1.1
Base	268,702	—	265,605	—
2.5	275,420	(1.1)	272,245	(1.1)
5.0	282,137	(2.2)	278,885	(2.2)
7.5	288,855	(3.3)	285,525	(3.3)
10.0	295,572	(4.3)	292,166	(4.4)

(1)	Net of income tax effect.

Statutory Combined Ratios

We evaluate our insurance operations by monitoring certain key measures of growth and profitability. In addition to using GAAP-based performance measurements, we also utilize certain non-GAAP financial measures that we believe are valuable in managing our business and for comparison to our peers. These non-GAAP measures are underwriting (loss) income, combined ratio and net premiums written. An insurance company’s statutory combined ratio is a standard measure of underwriting profitability. This ratio is the sum of the ratio of calendar-year incurred losses and loss expenses to premiums earned; the ratio of expenses incurred for commissions, premium taxes and underwriting expenses to net premiums written and the ratio of dividends to policyholders to premiums earned. The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. A combined ratio of less than 100 percent generally indicates underwriting profitability. The statutory combined ratio differs from the GAAP combined ratio. In calculating the GAAP combined ratio, we do not deduct installment payment fees from incurred expenses, and we base the expense ratio on premiums earned instead of premiums written. The following table sets forth our insurance subsidiaries’ statutory combined ratios by major line of business for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014		2013
Commercial lines:
Automobile	100.0%		102.7%
Workers’ compensation	97.6		101.6
Commercial multi-peril	119.3		98.5
Other	NM	[1]	NM
Total commercial lines	104.3		98.4
Personal lines:
Automobile	97.9		104.2
Homeowners	109.8		89.1
Other	121.5		82.5
Total personal lines	102.7		98.1
Total commercial and personal lines	103.2		98.0

[1]	Not meaningful

Investments

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we write down an individual investment to its fair value and we reflect the amount of the write-down as a realized loss in our results of operations when we consider the decline in value of the individual investment to be other than temporary. We individually monitor all investments for other-than-temporary declines in value. Generally, we assume there has been an other-than-temporary decline in value if an individual equity security has depreciated in value by more than 20% of its original cost and has been in such an unrealized loss position for more than six months. We held two equity securities that were in an unrealized loss position at March 31, 2014. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we considered these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect on the debt security. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, company or geographic events that have negatively impacted the value of a security or rating agency downgrades. We held 128 debt securities that were in an unrealized loss position at March 31, 2014. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary. We did not recognize any impairment losses in the first three months of 2014 or 2013.

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount we could realize if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates we obtain are representative of fair values based upon their general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security type and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At December 31, 2013, we received one estimate per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. At March 31, 2014, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at March 31, 2014 and December 31, 2013, we did not identify any discrepancies and we did not make any adjustments to the estimates the pricing services provided.

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

Results of Operations - Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the three months ended March 31, 2014 were $144.6 million, an increase of $12.1 million, or 9.1%, from the $132.5 million of net premiums written for the first quarter of 2013. We primarily attribute the increase to a reduction in MICO’s external quota-share reinsurance, the impact of premium rate increases and an increase in the writing of commercial lines of business. Effective January 1, 2014, MICO reduced its external quota-share reinsurance percentage from 30% to 20%. Personal lines net premiums written increased $3.4 million, or 4.6%, for the first quarter of 2014 compared to the first quarter of 2013. The increase included $1.1 million related to the MICO reinsurance change, with the remainder of the increase attributable to premium rate increases our insurance subsidiaries implemented throughout 2013. Commercial lines net premiums written increased $8.7 million, or 14.9%, for the first quarter of 2014 compared to the first quarter of 2013. The increase included $1.7 million related to the MICO reinsurance change, with the remainder of the increase attributable to premium rate increases and increased writings of new accounts in the commercial automobile, commercial multi-peril and workers’ compensation lines of business.

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the first quarter of 2014 were $133.5 million, an increase of $8.8 million, or 7.1%, compared to $124.7 million for the first quarter of 2013, reflecting increases in net premiums written during 2014 and 2013. Our insurance subsidiaries earn premiums and recognize them as revenue over the terms of their policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding 12-month period compared to the comparable period one year earlier.

Investment Income. Our net investment income was $4.6 million for the first quarter of 2014, compared to $4.8 million for the first quarter of 2013. We attribute the decrease primarily to lower average investment yields on our invested assets.

Net Realized Investment (Losses) Gains. Net realized investment losses for the first quarter of 2014 were $88,532, compared to net realized investment gains of $1.3 million for the first quarter of 2013. The net realized investment (losses) gains for the first quarters of 2014 and 2013 resulted primarily from strategic sales of fixed maturities within our investment portfolio. We did not recognize any impairment losses in our investment portfolio during the first quarter of 2014 or 2013.

Equity in Earnings of DFSC. Our equity in the earnings of DFSC was $409,242 for the first quarter of 2014, compared to $1.1 million for the first quarter of 2013. The decrease in DFSC’s earnings resulted from a lesser benefit from acquisition accounting adjustments during the first quarter of 2014 compared to the first quarter of 2013.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, for the first quarter of 2014 was 73.1%, an increase from our insurance subsidiaries’ 68.6% loss ratio for the first quarter of 2013. Our insurance subsidiaries’ commercial lines loss ratio increased to 75.6% for the first quarter of 2014 compared to 70.6% for the first quarter of 2013, primarily due to an increase in the commercial multi-peril loss ratio. The personal lines loss ratio increased to 72.2% for the first quarter of 2014 compared to 67.9% for the first quarter of 2013, primarily due to a increase in the homeowners loss ratios. We primarily attribute the increased loss ratios to an increase in weather-related losses to $15.3 million for the first quarter of 2014, compared to $5.6 million for the first quarter of 2013. Our insurance subsidiaries experienced favorable loss reserve development of approximately $430,000 during the first quarter of 2014 in their reserves for prior accident years, compared to unfavorable loss reserve development of approximately $1.8 million during the first quarter of 2013. The change in loss reserve development patterns occurred primarily within our insurance subsidiaries’ commercial automobile, personal automobile and workers’ compensation reserves.

Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 31.3% for the first quarter of 2014, compared to 30.7% for the first quarter of 2013.

Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratio was 104.7% and 99.7% for the three months ended March 31, 2014 and 2013, respectively.

Interest Expense. Our interest expense for the first quarter of 2014 was $365,482, compared to $487,149 for the first quarter of 2013. The decrease was related to a lower average interest rate on borrowings during the first quarter of 2014 compared to the first quarter of 2013 due to the utilization of FHLB borrowings to prepay $15.5 million of subordinated debentures during the first quarter of 2013.

Income Taxes. Income tax benefit was $158,802 for the first quarter of 2014, representing an effective tax rate of 20.0%, compared to income tax expense of $1.6 million for the first quarter of 2013, representing an effective tax rate of 19.9%. The effective tax rate in both periods represented an estimate based on projected annual taxable income.

Net (Loss) Income and Earnings Per Share. Our net loss for the first quarter of 2014 was $634,414, or $.02 per share of Class A common stock and $.02 per share of Class B common stock, compared to net income of $6.5 million, or $.25 per share of Class A common stock on a diluted basis and $.23 per share of Class B common stock, for the first quarter of 2013. We had 20.9 million and 20.2 million Class A shares outstanding at March 31, 2014 and 2013, respectively. We had 5.6 million Class B shares outstanding for both periods.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as such obligations and needs arise. Our major sources of funds from operations are the net cash flows we generate from our insurance subsidiaries’ underwriting results, investment income and investment maturities.

We have historically generated sufficient net positive cash flow from our operations to fund our commitments and add to our investment portfolio, thereby increasing future investment returns. The impact of the pooling agreement between Donegal Mutual and Atlantic States has historically been cash-flow positive because of the consistent underwriting profitability of the pool. Donegal Mutual and Atlantic States settle their respective obligations to each other under the pool monthly, thereby resulting in cash flows substantially similar to the cash flows that would result from each company writing direct business. We have not experienced any unusual variations in the timing of claim payments associated with the loss reserves of our insurance subsidiaries. We maintain significant liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective, thereby providing an additional measure of liquidity to meet our obligations should an unexpected variation occur in the future. The net cash flows (used in) provided by our operating activities in the first three months of 2014 and 2013 were ($5.3 million) and $1.9 million, respectively, with the change in cash flows due primarily to our insurance subsidiaries’ increased claim payments during the first three months of 2014 compared to the prior-year period.

At March 31, 2014, we had $46.0 million in outstanding borrowings under our line of credit with M&T and had the ability to borrow an additional $14.0 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus 2.25%. At March 31, 2014, Atlantic States had $15.0 million in outstanding advances with the FHLB of Pittsburgh. The interest rate on these advances was .30% at March 31, 2014.

The following table shows our expected payments for significant contractual obligations at March 31, 2014:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Net liability for unpaid losses and loss expenses of our insurance subsidiaries	$268,702	$123,077	$122,814	$10,537	$12,274
Subordinated debentures	5,000	—	—	—	5,000
Borrowings under lines of credit	61,000	15,000	46,000	—	—

Total contractual obligations	$334,702	$138,077	$168,814	$10,537	$17,274

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

We estimate the timing of the amounts for the borrowings under our lines of credit based on their contractual maturities we discuss in Note 7 – Borrowings. The borrowings under our lines of credit carry interest rates that vary as we discuss in Note 7 – Borrowings. Based upon the interest rates in effect at March 31, 2014, our annual interest cost associated with the borrowings under our lines of credit is approximately $1.1 million. For every 1% change in the interest rate associated with the borrowings under our lines of credit, the effect on our annual interest cost would be approximately $610,000.

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

On February 23, 2009, our board of directors authorized a share repurchase program pursuant to which we may purchase up to 300,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the Securities and Exchange Commission (the “SEC”) and in privately negotiated transactions. We purchased 846 shares of our Class A common stock under this program during the three months ended March 31, 2014. We did not purchase any shares under this program during the three-month period ended March 31, 2013. We have purchased a total of 296,778 shares of our Class A common stock under this program from its inception through March 31, 2014.

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 additional shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the SEC and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the three-month period ended March 31, 2014.

On April 17, 2014, our board of directors declared quarterly cash dividends of 13.15 cents per share of our Class A common stock and 11.60 cents per share of our Class B common stock, payable on May 15, 2014 to our stockholders of record as of the close of business on May 1, 2014. We are not subject to any restrictions on our payment of dividends to our stockholders, although there are state law restrictions on the payment of dividends by our insurance subsidiaries to us. Dividends from our insurance subsidiaries are our principal source of cash for payment of dividends to our stockholders. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk based capital (“RBC”) requirements that may further impact their ability to pay dividends to us. Our insurance subsidiaries’ statutory capital and surplus at December 31, 2013 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin. Amounts remaining available for distribution to us as dividends from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities in 2014 are $18.7 million from Atlantic States, $4.2 million from Southern, $2.8 million from Le Mars, $4.2 million from Peninsula, $1.1 million from Sheboygan and $4.1 million from MICO, or a total of approximately $35.1 million.

At March 31, 2014, we had no material commitments for capital expenditures.

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

Our investment mix shifted slightly during the first three months of 2014. We reinvested funds we held in short-term investments at year-end 2013 into fixed maturities. The duration of our investment portfolio increased slightly due to this reinvestment activity.

There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2013 through March 31, 2014.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to SEC Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, at the end of the period this Quarterly Report on Form 10-Q covers. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we, including our consolidated subsidiaries, are required to disclose in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our business, results of operations and financial condition, and, therefore, the value of our Class A common stock and Class B common stock, are subject to a number of risks. For a description of certain risks, we refer to “Risk Factors” in our 2013 Annual Report on Form 10-K filed with the SEC on March 14, 2014. There have been no material changes in the risk factors disclosed in that Form 10-K Report during the three months ended March 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 January 1-31, 2014	Class A – None Class B – None	Class A – None Class B – None	Class A – None Class B – None

Month #2 February 1-28, 2014	Class A – None Class B – None	Class A – None Class B – None	Class A – None Class B – None

Month #3 March 1-31, 2014	Class A – 846 Class B – None	Class A – $14.22 Class B – None	Class A – 846 Class B – None		(1)

Total	Class A – 846 Class B – None	Class A – $14.22 Class B – None	Class A – 846 Class B – None

(1)	We purchased these shares pursuant to our announcement on February 23, 2009 that we will purchase up to 300,000 shares of our Class A common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. We may purchase up to 3,222 additional shares of our Class A common stock under this stock repurchase program.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

Exhibit 31.1	Certification of Chief Executive Officer

Exhibit 31.2	Certification of Chief Financial Officer

Exhibit 32.1	Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Title 18 of the United States Code

Exhibit 32.2	Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Title 18 of the United States Code

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONEGAL GROUP INC.

May 8, 2014	By:	/s/ Donald H. Nikolaus
Donald H. Nikolaus, President and Chief Executive Officer

May 8, 2014	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Executive Vice President and Chief Financial Officer