Form 10-Q
period 2014-06-30
DONEGAL GROUP INC
filed 2014-08-07
CIK 800457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,061,397 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on July 31, 2014.

DONEGAL GROUP INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Donegal Group Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost	$297,627,689	$240,370,277
Available for sale, at fair value	425,979,180	403,651,965
Equity securities, available for sale, at fair value	26,840,004	12,422,837
Investments in affiliates	38,352,714	35,685,433
Short-term investments, at cost, which approximates fair value	30,465,711	99,677,795

Total investments	819,265,298	791,808,307
Cash	20,566,819	27,636,416
Accrued investment income	5,614,616	5,423,531
Premiums receivable	137,198,297	123,904,629
Reinsurance receivable	278,563,475	244,239,113
Deferred policy acquisition costs	48,132,420	43,627,510
Deferred tax asset, net	15,957,784	20,310,558
Prepaid reinsurance premiums	121,200,782	112,663,942
Property and equipment, net	7,419,939	6,424,703
Accounts receivable - securities	—	1,187,866
Federal income taxes recoverable	756,666	420,952
Goodwill	5,625,354	5,625,354
Other intangible assets	958,010	958,010
Other	1,193,550	1,179,611

Total assets	$1,462,453,010	$1,385,410,502

Liabilities and Stockholders’ Equity
Liabilities
Unpaid losses and loss expenses	$526,371,272	$495,619,269
Unearned premiums	417,150,626	382,734,642
Accrued expenses	14,758,909	19,265,097
Reinsurance balances payable	14,995,181	17,948,808
Borrowings under lines of credit	60,000,000	58,000,000
Cash dividends declared	—	3,299,182
Subordinated debentures	5,000,000	5,000,000
Accounts payable - securities	8,223,433	751,641
Due to affiliate	4,722,598	2,170,225
Drafts payable	3,683,432	1,386,285
Other	2,068,660	2,358,242

Total liabilities	1,056,974,111	988,533,391

Stockholders’ Equity
Preferred stock, $.01 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 40,000,000 shares, issued 21,955,646 and 21,786,765 shares and outstanding 21,013,938 and 20,845,903 shares	219,557	217,868
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	192,824,908	189,116,410
Accumulated other comprehensive income (loss)	4,901,381	(2,312,890)
Retained earnings	220,578,243	222,888,887
Treasury stock	(13,101,682)	(13,089,656)

Total stockholders’ equity	405,478,899	396,877,111

Total liabilities and stockholders’ equity	$1,462,453,010	$1,385,410,502

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,
	2014	2013
Revenues:
Net premiums earned	$136,589,156	$126,963,328
Investment income, net of investment expenses	4,614,484	4,670,558
Net realized investment gains (includes $2,034,172 and $1,253,982 accumulated other comprehensive income reclassifications)	2,034,172	1,253,982
Lease income	213,792	210,557
Installment payment fees	1,681,699	1,733,642
Equity in earnings of Donegal Financial Services Corporation	348,625	675,568

Total revenues	145,481,928	135,507,635

Expenses:
Net losses and loss expenses	97,887,449	89,519,350
Amortization of deferred policy acquisition costs	22,025,000	19,910,000
Other underwriting expenses	21,546,607	21,129,407
Policyholder dividends	607,247	340,582
Interest	443,135	333,699
Other expenses	652,578	1,412,439

Total expenses	143,162,016	132,645,477

Income before income tax expense	2,319,912	2,862,158
Income tax expense (includes $691,619 and $426,354 income tax expense from reclassification items)	381,242	233,171

Net income	$1,938,670	$2,628,987

Earnings per common share:
Class A common stock - basic	$0.08	$0.10

Class A common stock - diluted	$0.07	$0.10

Class B common stock - basic and diluted	$0.07	$0.09

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,
	2014	2013
Net income	$1,938,670	$2,628,987
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities:
Unrealized holding income (loss) during the period, net of income tax (benefit) expense of $2,288,044 and ($11,419,131)	4,307,342	(21,171,130)
Reclassification adjustment for gains included in net income, net of income tax expense of $691,619 and $426,354	(1,342,553)	(827,628)

Other comprehensive income (loss)	2,964,789	(21,998,758)

Comprehensive income (loss)	$4,903,459	$(19,369,771)

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Revenues:
Net premiums earned	$270,137,417	$251,665,369
Investment income, net of investment expenses	9,230,260	9,486,001
Net realized investment gains (includes $1,945,640 and $2,594,546 accumulated other comprehensive income reclassifications)	1,945,640	2,594,546
Lease income	426,582	425,954
Installment payment fees	3,323,249	3,443,883
Equity in earnings of Donegal Financial Services Corporation	757,867	1,764,474

Total revenues	285,821,015	269,380,227

Expenses:
Net losses and loss expenses	195,519,841	175,052,366
Amortization of deferred policy acquisition costs	43,344,000	39,470,000
Other underwriting expenses	42,005,326	39,880,918
Policyholder dividends	1,001,750	815,855
Interest	808,617	820,848
Other expenses	1,614,785	2,394,793

Total expenses	284,294,319	258,434,780

Income before income tax expense	1,526,696	10,945,447
Income tax expense (includes $661,518 and $882,146 income tax expense from reclassification items)	222,440	1,841,024

Net income	$1,304,256	$9,104,423

Earnings per common share:
Class A common stock - basic and diluted	$0.05	$0.35

Class B common stock - basic and diluted	$0.04	$0.32

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Net income	$1,304,256	$9,104,423
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities:
Unrealized holding income (loss) during the period, net of income tax (benefit) expense of $4,546,126 and ($13,144,225)	8,498,393	(24,336,575)
Reclassification adjustment for gains included in net income, net of income tax expense of $661,518 and $882,146	(1,284,122)	(1,712,400)

Other comprehensive income (loss)	7,214,271	(26,048,975)

Comprehensive income (loss)	$8,518,527	$(16,944,552)

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(Unaudited)

Six Months Ended June 30, 2014

	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2013	21,786,765	5,649,240	$217,868	$56,492	$189,116,410	$(2,312,890)	$222,888,887	$(13,089,656)	$396,877,111
Issuance of common stock (stock compensation plans)	168,881	—	1,689	—	3,433,225	—	—	—	3,434,914
Net income	—	—	—	—	—	—	1,304,256	—	1,304,256
Cash dividends declared	—	—	—	—	—	—	(3,403,301)	—	(3,403,301)
Grant of stock options	—	—	—	—	211,599	—	(211,599)	—	—
Tax benefit on exercise of stock options	—	—	—	—	63,674	—	—	—	63,674
Repurchase of treasury shares	—	—	—	—	—	—	—	(12,026)	(12,026)
Other comprehensive income	—	—	—	—	—	7,214,271	—	—	7,214,271

Balance, June 30, 2014	21,955,646	5,649,240	$219,557	$56,492	$192,824,908	$4,901,381	$220,578,243	$(13,101,682)	$405,478,899

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$1,304,256	$9,104,423

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,690,186	1,731,939
Net realized investment gains	(1,945,640)	(2,594,546)
Equity in earnings of Donegal Financial Services Corporation	(757,867)	(1,764,474)
Changes in assets and liabilities:
Losses and loss expenses	30,752,003	30,822,822
Unearned premiums	34,415,984	29,053,529
Premiums receivable	(13,293,668)	(14,796,642)
Deferred acquisition costs	(4,504,910)	(3,186,920)
Deferred income taxes	468,165	1,462,275
Reinsurance receivable	(34,324,362)	(24,634,256)
Prepaid reinsurance premiums	(8,536,840)	(7,688,112)
Accrued investment income	(191,085)	217,457
Due to affiliate	2,552,373	(5,195,486)
Reinsurance balances payable	(2,953,627)	6,409,821
Current income taxes	(335,714)	(2,924,912)
Accrued expenses	(4,506,188)	(240,983)
Other, net	1,993,623	1,000,041

Net adjustments	522,433	7,671,553

Net cash provided by operating activities	1,826,689	16,775,976

Cash Flows from Investing Activities:
Purchases of fixed maturities, held to maturity	(80,370,767)	—
Purchases of fixed maturities, available for sale	(47,084,249)	(105,331,013)
Purchases of equity securities, available for sale	(14,310,274)	(7,960,000)
Maturity of fixed maturities:
Held to maturity	24,283,903	7,594,156
Available for sale	16,443,132	33,013,851
Sales of fixed maturities, available for sale	20,772,908	51,460,696
Sales of equity securities, available for sale	4,858,654	7,964,080
Net purchases of property and equipment	(1,428,190)	(334,227)
Net decrease in investment in affiliates	—	465,000
Net sales of short-term investments	69,212,084	8,913,405

Net cash used in investing activities	(7,622,799)	(4,214,052)

Cash Flows from Financing Activities:
Cash dividends paid	(6,702,483)	(6,292,981)
Issuance of common stock	3,441,022	4,889,211
Purchase of treasury stock	(12,026)	—
Payments on subordinated debentures	—	(15,465,000)
Payments on line of credit	(1,000,000)	(9,000,000)
Borrowings under lines of credit	3,000,000	18,500,000

Net cash used in financing activities	(1,273,487)	(7,368,770)

Net (decrease) increase in cash	(7,069,597)	5,193,154
Cash at beginning of period	27,636,416	19,801,290

Cash at end of period	$20,566,819	$24,994,444

Cash paid during period - Interest	$675,313	$831,215
Net cash paid during period - Taxes	$—	$3,100,000

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

At June 30, 2014, Donegal Mutual held approximately 37% of our outstanding Class A common stock and approximately 76% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 65% of the total voting power of our common stock. We believe Donegal Mutual’s voting control is beneficial to us for the reasons we describe in our Annual Report on Form 10-K. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to a pooling agreement and other intercompany agreements and transactions. While each company maintains its separate corporate existence, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

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

On February 23, 2009, our board of directors authorized a share repurchase program pursuant to which we may purchase up to 300,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the Securities and Exchange Commission (the “SEC”) and in privately negotiated transactions. We purchased 846 shares of our Class A common stock under this program during the six months ended June 30, 2014. We did not purchase any shares under this program during the six-month period ended June 30, 2013. We have purchased a total of 296,778 shares of our Class A common stock under this program from its inception through June 30, 2014.

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 additional shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the SEC and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the six-month period ended June 30, 2014.

2-	Basis of Presentation

Our financial information for the interim periods included in this Form 10-Q Report is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of our management, are necessary for a fair presentation of our financial position, results of operations and cash flows for those interim periods. Our results of operations for the six months ended June 30, 2014 are not necessarily indicative of the results of operations we expect for the year ending December 31, 2014.

You should read these interim financial statements in conjunction with the financial statements and the notes to our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

3-	Earnings Per Share

We have two classes of common stock, which we refer to as our Class A common stock and our Class B common stock. Our certificate of incorporation provides that whenever our board of directors declares a dividend on our Class B common stock, our board of directors shall simultaneously declare a dividend on our Class A common stock that is payable to the holders of our Class A common stock at the same time and as of the same record date at a rate that is at least 10% greater than the rate at which our board of directors declared a dividend on our Class B common stock. Accordingly, we use the two-class method to compute our earnings per common share. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of common stock based on dividends we have declared and an allocation of our remaining undistributed earnings using a participation percentage that reflects the dividend rights of each class. The table below presents for the periods indicated a reconciliation of the numerators and denominators we used to compute basic and diluted net income per share for each class of our common stock:

	Three Months Ended June 30,
	2014		2013
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic and diluted net income per share:
Numerator:
Allocation of net income	$1,577	$362	$2,102	$527

Denominator:
Weighted-average shares outstanding	20,961,526	5,576,775	21,202,571	5,576,775

Basic net income per share	$0.08	$0.07	$0.10	$0.09

Diluted net income per share:
Numerator:
Allocation of net income	$1,577	$362	$2,102	$527

Denominator:
Number of shares used in basic computation	20,961,526	5,576,775	21,202,571	5,576,775
Weighted-average shares effect of dilutive securities
Add: Director and employee stock options	388,838	—	401,309	—

Number of shares used in per share computations	21,350,364	5,576,775	21,603,880	5,576,775

Diluted net income per share	$0.07	$0.07	$0.10	$0.09

	Six Months Ended June 30,
	2014		2013
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic and diluted net income per share:
Numerator:
Allocation of net income	$1,067	$237	$7,304	$1,801

Denominator:
Weighted-average shares outstanding	20,917,529	5,576,775	20,637,801	5,576,775

Basic net income per share	$0.05	$0.04	$0.35	$0.32

Diluted net income per share:
Numerator:
Allocation of net income	$1,067	$237	$7,304	$1,801

Denominator:
Number of shares used in basic computation	20,917,529	5,576,775	20,637,801	5,576,775
Weighted-average shares effect of dilutive securities
Add: Director and employee stock options	384,512	—	346,296	—

Number of shares used in per share computations	21,302,041	5,576,775	20,984,097	5,576,775

Diluted net income per share	$0.05	$0.04	$0.35	$0.32

We did not include outstanding options to purchase the following number of shares of Class A common stock in our computation of diluted earnings per share because the exercise price of the options was greater than the average market price of our Class A common stock during the applicable period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Number of options to purchase Class A shares excluded	2,523,500	1,199,000	2,548,500	1,199,000

4-	Reinsurance

Atlantic States and Donegal Mutual have participated in a pooling agreement since 1986 under which each company places all of its direct written premiums into the pool, and Atlantic States and Donegal Mutual then share the underwriting results of the pool in accordance with the terms of the pooling agreement. Atlantic States has an 80% share of the results of the pool, and Donegal Mutual has a 20% share of the results of the pool.

Our insurance subsidiaries and Donegal Mutual purchase certain third-party reinsurance on a combined basis. Le Mars, MICO, Peninsula and Sheboygan also purchase separate third-party reinsurance that provides coverage that we believe is commensurate with their relative size and exposures. Our insurance subsidiaries use several different reinsurers, all of which, consistent with requirements of our insurance subsidiaries and Donegal Mutual, have an A.M. Best rating of A- (Excellent) or better or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A- rating from A.M. Best. The following information describes the external reinsurance our insurance subsidiaries have in place at June 30, 2014:

•	excess of loss reinsurance, under which losses are automatically reinsured, through a series of reinsurance agreements, over a set retention (generally $1.0 million), and

•	catastrophe reinsurance, under which Donegal Mutual, Atlantic States and Southern recover, through a series of reinsurance agreements, 100% of an accumulation of many losses resulting from a single event, including natural disasters, over a set retention (generally $5.0 million) and after exceeding an annual aggregate deductible (generally $1.5 million) up to aggregate losses of $149.0 million per occurrence.

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

Other than the changes we discuss above, we have made no significant changes to our third-party reinsurance or the reinsurance agreements between our insurance subsidiaries and Donegal Mutual during the six months ended June 30, 2014.

5-	Investments

The amortized cost and estimated fair values of our fixed maturities and equity securities at June 30, 2014 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$51,905	$1,052	$1	$52,956
Obligations of states and political subdivisions	94,992	7,744	—	$102,736
Corporate securities	52,907	1,052	25	$53,934
Mortgage-backed securities	97,824	1,434	132	99,126

Totals	$297,628	$11,282	$158	$308,752

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$16,097	$184	$13	$16,268
Obligations of states and political subdivisions	251,191	18,001	12	269,180
Corporate securities	60,134	1,325	2	61,457
Mortgage-backed securities	77,207	1,895	28	79,074

Fixed maturities	404,629	21,405	55	425,979
Equity securities	25,908	958	26	26,840

Totals	$430,537	$22,363	$81	$452,819

At June 30, 2014, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $277.6 million and an amortized cost of $259.4 million. Our holdings at June 30, 2014 also included special revenue bonds with an aggregate fair value of $94.3 million and an amortized cost of $86.8 million. With respect to both categories of these bonds, we held no securities of any issuer that constituted more than 10% of the category at June 30, 2014. Education bonds and water and sewer utility bonds represented 60% and 24%, respectively, of our total investments in special revenue bonds based on the carrying values of these investments at June 30, 2014. Many of the issuers of the special revenue bonds we held at June 30, 2014 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held are similar to general obligation bonds.

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

At December 31, 2013, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $294.1 million and an amortized cost of $284.9 million. Our holdings also included special revenue bonds with an aggregate fair value of $91.9 million and an amortized cost of $89.3 million. With respect to both categories, we held no securities of any issuer that constituted more than 10% of the category at December 31, 2013. Education bonds and water and sewer utility bonds represented 56% and 23%, respectively, of our total investments in special revenue bonds based on the carrying values of these investments at December 31, 2013. Many of the issuers of the special revenue bonds we held at December 31, 2013 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held are similar to general obligation bonds.

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

We have segregated within accumulated other comprehensive income the net unrealized losses of $15.1 million arising prior to the November 30, 2013 reclassification date for fixed maturities reclassified from available for sale to held to maturity. We will amortize this balance over the remaining life of the related securities as an adjustment to yield in a manner consistent with the accretion of discount on the same fixed maturities. During the six months ended June 30, 2014, amortization of $617,325 was recorded in accumulated other comprehensive income. At June 30, 2014 and December 31, 2013, net unrealized losses of $14.4 million and $15.0 million, respectively, remained within accumulated other comprehensive income.

We show below the amortized cost and estimated fair value of our fixed maturities at June 30, 2014 by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity
Due in one year or less	$3,640	$3,665
Due after one year through five years	32,539	32,902
Due after five years through ten years	82,712	84,777
Due after ten years	80,913	88,282
Mortgage-backed securities	97,824	99,126

Total held to maturity	$297,628	$308,752

Available for sale
Due in one year or less	$12,000	$12,084
Due after one year through five years	67,977	69,662
Due after five years through ten years	119,264	126,695
Due after ten years	128,181	138,464
Mortgage-backed securities	77,207	79,074

Total available for sale	$404,629	$425,979

Gross realized gains and losses from investments before applicable income taxes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Gross realized gains:
Fixed maturities	$1,325	$1,389	$1,348	$2,340
Equity securities	709	267	652	741

	2,034	1,656	2,000	3,081

Gross realized losses:
Fixed maturities	—	10	1	24
Equity securities	—	392	53	462

	—	402	54	486

Net realized gains	$2,034	$1,254	$1,946	$2,595

We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at June 30, 2014 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$2,663	$13	$264	$1
Obligations of states and political subdivisions	—	—	1,572	12
Corporate securities	6,919	27	—	—
Mortgage-backed securities	9,966	50	13,083	110
Equity securities	4,028	26	—	—

Totals	$23,576	$116	$14,919	$123

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

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we write down the investment to its fair value, and we reflect the amount of the write-down as a realized loss in our results of operations when we consider the decline in value of an individual investment to be other than temporary. We individually monitor all investments for other-than-temporary declines in value. Generally, we assume there has been an other-than-temporary decline in value if an individual equity security has depreciated in value by more than 20% of original cost and has been in such an unrealized loss position for more than six months. We held six equity securities that were in an unrealized loss position at June 30, 2014. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we considered these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, company or geographic events that have negatively impacted the value of a security and rating agency downgrades. We held 30 debt securities that were in an unrealized loss position at June 30, 2014. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary.

We amortize premiums and discounts on debt securities over the life of the security as an adjustment to yield using the effective interest method. We compute realized investment gains and losses using the specific identification method.

We amortize premiums and discounts on mortgage-backed debt securities using anticipated prepayments.

We account for investments in our affiliates using the equity method of accounting. Under this method, we record our investment at cost, with adjustments for our share of our affiliates’ earnings and losses as well as changes in the equity of our affiliates due to unrealized gains and losses. Our investments in affiliates include our 48.2% ownership interest in DFSC. We include our share of DFSC’s net income in our results of operations. We have compiled the following summary financial information for DFSC at June 30, 2014 and December 31, 2013 and for the three months and six months ended June 30, 2014 and 2013, respectively, from the financial statements of DFSC. The financial information of DFSC at June 30, 2014 and for the three and six months then ended is unaudited.

Balance sheets:	June 30, 2014	December 31, 2013
	(in thousands)
Total assets	$519,366	$512,578

Total liabilities	$439,906	$438,649
Stockholders’ equity	79,460	73,929

Total liabilities and stockholders’ equity	$519,366	$512,578

	Three Months Ended June 30,		Six Months Ended June 30,
Income statements:	2014	2013	2014	2013
	(in thousands)		(in thousands)
Net income	$723	$1,401	$1,572	$3,659

6-	Segment Information

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

	Three Months Ended June 30,
	2014	2013
	(in thousands)
Revenues:
Premiums earned
Commercial lines	$56,696	$49,612
Personal lines	79,893	77,351

GAAP premiums earned	136,589	126,963
Net investment income	4,614	4,671
Realized investment gains	2,034	1,254
Equity in earnings of DFSC	349	676
Other	1,896	1,944

Total revenues	$145,482	$135,508

Income before income taxes:
Underwriting loss:
Commercial lines	$(5,827)	$(3,079)
Personal lines	(3,125)	(3,448)

SAP underwriting loss	(8,952)	(6,527)
GAAP adjustments	3,475	2,591

GAAP underwriting loss	(5,477)	(3,936)
Net investment income	4,614	4,671
Realized investment gains	2,034	1,254
Equity in earnings of DFSC	349	676
Other	800	197

Income before income taxes	$2,320	$2,862

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Revenues:
Premiums earned
Commercial lines	$111,042	$97,243
Personal lines	159,095	154,422

GAAP premiums earned	270,137	251,665
Net investment income	9,230	9,486
Realized investment gains	1,946	2,595
Equity in earnings of DFSC	758	1,764
Other	3,750	3,870

Total revenues	$285,821	$269,380

Income before income taxes:
Underwriting loss:
Commercial lines	$(11,175)	$(4,670)
Personal lines	(6,959)	(3,224)

SAP underwriting loss	(18,134)	(7,894)
GAAP adjustments	6,400	4,340

GAAP underwriting loss	(11,734)	(3,554)
Net investment income	9,230	9,486
Realized investment gains	1,946	2,595
Equity in earnings of DFSC	758	1,764
Other	1,327	654

Income before income taxes	$1,527	$10,945

7-	Borrowings

Lines of Credit

In June 2014, we renewed our existing credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a $60.0 million unsecured, revolving line of credit. The line of credit expires in July 2017. We have the right to request a one-year extension of the credit agreement as of each anniversary date of the agreement. At June 30, 2014, we had $45.0 million in outstanding borrowings and had the ability to borrow an additional $15.0 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus 2.25%. The interest rate on our outstanding borrowings is adjustable quarterly. At June 30, 2014, the interest rate on our outstanding borrowings was 2.41%. We pay a fee of 0.2% per annum on the loan commitment amount regardless of usage. The credit agreement requires our compliance with certain covenants. These covenants include minimum levels of our net worth, leverage ratio, statutory surplus and the A.M. Best ratings of our insurance subsidiaries. We were in compliance with all requirements of the credit agreement during the six months ended June 30, 2014.

MICO is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis. Through its membership, MICO has the ability to issue debt to the FHLB of Indianapolis in exchange for cash advances. MICO had no outstanding borrowings with the FHLB of Indianapolis at December 31, 2013 or June 30, 2014. The table below presents the amount of FHLB of Indianapolis stock MICO purchased, collateral pledged and assets related to MICO’s membership at June 30, 2014.

FHLB stock purchased and owned as part of the agreement	$252,100
Collateral pledged, at par (carrying value $2,673,959)	3,700,000
Borrowing capacity currently available	2,301,231

Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. In the first quarter of 2013, Atlantic States issued secured debt in the principal amount of $15.0 million to the FHLB of Pittsburgh in exchange for cash advances in the amount of $15.0 million. The interest rate on the advances was .31% at June 30, 2014. The table below presents the amount of FHLB of Pittsburgh stock Atlantic States purchased, collateral pledged and assets related to Atlantic States’ membership in the FHLB of Pittsburgh at June 30, 2014.

FHLB stock purchased and owned as part of the agreement	$941,700
Collateral pledged, at par (carrying value $17,089,256)	20,500,000
Borrowing capacity currently available	1,305,523

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

8-	Share–Based Compensation

We measure all share-based payments to employees, including grants of stock options, and use a fair-value-based method for the recording of related compensation expense in our consolidated statements of income. In determining the expense we record for stock options granted to directors and employees of our subsidiaries and affiliates, we estimate the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The significant assumptions we utilize in applying the Black-Scholes option pricing model are the risk-free interest rate, the expected term, the dividend yield and the expected volatility.

We charged compensation expense related to our stock compensation plans against income before income taxes of $497,614 and $155,523 for the three months ended June 30, 2014 and 2013, respectively, with a corresponding income tax benefit of $174,165 and $54,433, respectively. We charged compensation expense related to our stock compensation plans against income before income taxes of $1.0 million and $327,828 for the six months ended June 30, 2014 and 2013, respectively, with a corresponding income tax benefit of $363,484 and $114,740, respectively. At June 30, 2014, we had $3.6 million of unrecognized compensation expense related to nonvested share-based compensation granted under our stock compensation plans. We expect to recognize this cost over a weighted average period of 1.9 years.

We received cash from option exercises under all stock compensation plans for the three months ended June 30, 2014 and 2013 of $1.2 million and $1.9 million, respectively. We received cash from option exercises under all stock compensation plans for the six months ended June 30, 2014 and 2013 of $1.4 million and $3.6 million, respectively. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of $52,159 and $87,952 for the three months ended June 30, 2014 and 2013, respectively. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of $63,674 and $186,881 for the six months ended June 30, 2014 and 2013, respectively.

9-	Fair Value Measurements

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

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. These pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates we obtain are representative of fair values based upon our investment personnel’s general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel regularly monitor the market, current trading ranges for similar securities and the pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security type and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At December 31, 2013, we received one estimate per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. At June 30, 2014, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at June 30, 2014 and December 31, 2013, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

We present our cash and short-term investments at estimated fair value. We classify these items as Level 1.

The carrying values in the balance sheet for premium receivables and reinsurance receivables and payables for premiums and paid losses and loss expenses approximate their fair values. The carrying amounts we report in the balance sheet for our subordinated debentures and borrowings under lines of credit approximate their fair values. We classify these items as Level 3.

We evaluate our assets and liabilities on a recurring basis to determine the appropriate level at which to classify them for each reporting period.

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at June 30, 2014:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$16,268	$—	$16,268	$—
Obligations of states and political subdivisions	269,180	—	269,180	—
Corporate securities	61,457	—	61,457	—
Mortgage-backed securities	79,074	—	79,074	—
Equity securities	26,840	17,539	9,301	—

Totals	$452,819	$17,539	$435,280	$—

We did not transfer any investments between Levels 1 and 2 during the six months ended June 30, 2014.

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at December 31, 2013:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$14,333	$—	$14,333	$—
Obligations of states and political subdivisions	277,547	—	277,547	—
Corporate securities	40,672	—	40,672	—
Mortgage-backed securities	71,100	—	71,100	—
Equity securities	12,423	6,468	5,955	—

Totals	$416,075	$6,468	$409,607	$—

10-	Income Taxes

At June 30, 2014 and December 31, 2013, respectively, we had no material unrecognized tax benefits or accrued interest and penalties. Tax years 2010 through 2013 remained open for examination at June 30, 2014. We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of our tax asset. We established a valuation allowance of $440,778 related to a portion of the net operating loss carryforward of Le Mars at January 1, 2004. We have determined that we are not required to establish a valuation allowance for the other net deferred tax assets of $40.2 million and $39.6 million at June 30, 2014 and December 31, 2013, respectively, because it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income and the implementation of tax planning strategies. We also have a net operating loss carryforward of $4.7 million related to Le Mars, which will begin to expire in 2020 if not previously utilized. This carryforward is subject to an annual limitation in the amount that we can use in any one year of approximately $376,000.We also have an alternative minimum tax credit carryforward of $10.0 million with an indefinite life.

11-	Impact of New Accounting Standards

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

Our insurance subsidiaries make estimates and assumptions that can have a significant effect on amounts and disclosures we report in our financial statements. The most significant estimates relate to the reserves of our insurance subsidiaries for property and casualty insurance unpaid losses and loss expenses, the valuation of investments and determination of other-than-temporary investment impairments and the policy acquisition costs of our insurance subsidiaries. While we believe our estimates and the estimates of our insurance subsidiaries are appropriate, the ultimate amounts of these liabilities may differ from the estimates we provided. We regularly review our methods for making these estimates and we reflect any adjustment we consider necessary in our current results of operations.

Liability for Unpaid Losses and Loss Expenses

Liabilities for losses and loss expenses are estimates at a given point in time of the amounts an insurer expects to pay with respect to policyholder claims based on facts and circumstances the insurer then knows. At the time of establishing its estimates, an insurer recognizes that its ultimate liability for losses and loss expenses will exceed or be less than such estimates. Our insurance subsidiaries base their estimates of liabilities for losses and loss expenses on assumptions as to future loss trends, expected claims severity, judicial theories of liability and other factors. However, during the loss adjustment period, our insurance subsidiaries may learn additional facts regarding individual claims, and, consequently, it often becomes necessary for our insurance subsidiaries to refine and adjust their estimates for these liabilities. We reflect any adjustments to our insurance subsidiaries’ liabilities for losses and loss expenses in our consolidated results of operations in the period in which our insurance subsidiaries make the changes in estimates.

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

Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced a decrease in claims frequency on workers’ compensation claims during the past several years while claims severity has gradually increased. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on workers’ compensation claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries attempt to make appropriate adjustments for such changes in their reserves. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at June 30, 2014. For every 1% change in our insurance subsidiaries’ estimate for loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $2.8 million.

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

Donegal Mutual and our insurance subsidiaries operate together as the Donegal Insurance Group and share a combined business plan designed to achieve market penetration and underwriting profitability objectives. The products our insurance subsidiaries and Donegal Mutual offer are generally complementary, thereby allowing Donegal Insurance Group to offer a broader range of products to a given market and to expand Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account. Distinctions within the products of Donegal Mutual and our insurance subsidiaries generally relate to specific risk profiles targeted within similar classes of business, such as preferred tier products compared to standard tier products, but we do not allocate all of the standard risk gradients to one company. Therefore, the underwriting profitability of the business the individual companies write directly will vary. However, because the pool homogenizes the risk characteristics of all business Donegal Mutual and Atlantic States write directly and each company shares the results according to each company’s participation percentage, each company realizes its percentage share of the underwriting results of the pool. Our insurance subsidiaries’ unpaid liability for losses and loss expenses by major line of business at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
	(in thousands)
Commercial lines:
Automobile	$40,648	$36,017
Workers’ compensation	84,019	79,932
Commercial multi-peril	46,271	39,822
Other	2,796	2,716

Total commercial lines	173,734	158,487

Personal lines:
Automobile	86,918	92,280
Homeowners	12,882	13,367
Other	2,818	1,471

Total personal lines	102,618	107,118

Total commercial and personal lines	276,352	265,605
Plus reinsurance recoverable	250,019	230,014

Total liability for unpaid losses and loss expenses	$526,371	$495,619

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

Percentage Change in Loss and Loss Expense Reserves Net of Reinsurance	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at June 30, 2014	Percentage Change in Stockholders’ Equity at June 30, 2014(1)	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2013	Percentage Change in Stockholders’ Equity at December 31, 2013(1)
(dollars in thousands)
(10.0)%	$248,717	4.4%	$239,045	4.4%
(7.5)	255,626	3.3	245,685	3.3
(5.0)	262,534	2.2	252,325	2.2
(2.5)	269,443	1.1	258,965	1.1
Base	276,352	—	265,605	—
2.5	283,261	(1.1)	272,245	(1.1)
5.0	290,170	(2.2)	278,885	(2.2)
7.5	297,078	(3.3)	285,525	(3.3)
10.0	303,987	(4.4)	292,166	(4.4)

(1)	Net of income tax effect.

Statutory Combined Ratios

We evaluate our insurance operations by monitoring certain key measures of growth and profitability. In addition to using GAAP-based performance measurements, we also utilize certain non-GAAP financial measures that we believe are valuable in managing our business and for comparison to our peers. These non-GAAP measures are underwriting (loss) income, combined ratio and net premiums written. An insurance company’s statutory combined ratio is a standard measure of underwriting profitability. This ratio is the sum of the ratio of calendar-year incurred losses and loss expenses to premiums earned; the ratio of expenses incurred for commissions, premium taxes and underwriting expenses to net premiums written and the ratio of dividends to policyholders to premiums earned. The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. A combined ratio of less than 100 percent generally indicates underwriting profitability. The statutory combined ratio differs from the GAAP combined ratio. In calculating the GAAP combined ratio, we do not deduct installment payment fees from incurred expenses, and we base the expense ratio on premiums earned instead of premiums written. Differences between our GAAP loss ratios reported in our financial statements and our insurance subsidiaries’ statutory loss ratios result from anticipating salvage and subrogation recoveries for the GAAP loss ratios but not for the statutory loss ratios. The following table sets forth our insurance subsidiaries’ statutory combined ratios by major line of business for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Commercial lines:
Automobile	128.4%	99.8%	114.5%	101.2%
Workers’ compensation	90.6	108.1	94.1	104.9
Commercial multi-peril	109.7	103.1	114.4	100.8
Total commercial lines	105.8	101.4	105.1	99.9
Personal lines:
Automobile	103.3	100.2	100.6	102.2
Homeowners	90.9	101.6	100.3	95.3
Other	105.9	88.3	113.4	85.6
Total personal lines	99.5	100.2	101.1	99.2
Total commercial and personal lines	102.1	100.6	102.7	99.3

Investments

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we write down an individual investment to its fair value and we reflect the amount of the write-down as a realized loss in our results of operations when we consider the decline in value of the individual investment to be other than temporary. We individually monitor all investments for other-than-temporary declines in value. Generally, we assume there has been an other-than-temporary decline in value if an individual equity security has depreciated in value by more than 20% of its original cost and has been in such an unrealized loss position for more than six months. We held six equity securities that were in an unrealized loss position at June 30, 2014. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we considered these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect on the debt security. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, company or geographic events that have negatively impacted the value of a security or rating agency downgrades. We held 30 debt securities that were in an unrealized loss position at June 30, 2014. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary. We did not recognize any impairment losses in the first six months of 2014 or 2013.

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount we could realize if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates we obtain are representative of fair values based upon the general market knowledge of our investment personnel, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security type and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At December 31, 2013, we received one estimate per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. At June 30, 2014, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at June 30, 2014 and December 31, 2013, we did not identify any material discrepancies and we did not make any adjustments to the estimates the pricing services provided.

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

Results of Operations - Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the three months ended June 30, 2014 were $151.4 million, an increase of $10.8 million, or 7.7%, from the $140.6 million of net premiums written for the second quarter of 2013. We primarily attribute the increase to a reduction in MICO’s external quota-share reinsurance, the impact of premium rate increases and an increase in the writing of commercial lines of business. Effective January 1, 2014, MICO reduced its external quota-share reinsurance percentage from 30% to 20%. Personal lines net premiums written increased $4.2 million, or 5.0%, for the second quarter of 2014 compared to the second quarter of 2013. The increase included $1.1 million related to the MICO reinsurance change, with the remainder of the increase attributable primarily to premium rate increases our insurance subsidiaries implemented throughout 2013. Commercial lines net premiums written increased $6.7 million, or 11.8%, for the second quarter of 2014 compared to the second quarter of 2013. The increase included $1.5 million related to the MICO reinsurance change, with the remainder of the increase attributable to premium rate increases and increased writings of new accounts in the commercial automobile, commercial multi-peril and workers’ compensation lines of business.

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the second quarter of 2014 were $136.6 million, an increase of $9.6 million, or 7.6%, compared to $127.0 million for the second quarter of 2013, reflecting increases in net premiums written during 2014 and 2013. Our insurance subsidiaries earn premiums and recognize them as revenue over the terms of their policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding 12-month period compared to the comparable period one year earlier.

Investment Income. Our net investment income was $4.6 million for the second quarter of 2014, compared to $4.7 million for the second quarter of 2013. We attribute the decrease primarily to lower average investment yields on our invested assets.

Net Realized Investment Gains. Net realized investment gains for the second quarter of 2014 were $2.0 million, compared to net realized investment gains of $1.3 million for the second quarter of 2013. The net realized investment gains for the second quarters of 2014 and 2013 resulted primarily from strategic sales of fixed maturities within our investment portfolio. We did not recognize any impairment losses in our investment portfolio during the second quarters of 2014 or 2013.

Equity in Earnings of DFSC. Our equity in the earnings of DFSC was $348,625 for the second quarter of 2014, compared to $675,568 for the second quarter of 2013. The decrease in DFSC’s earnings resulted from a lesser benefit from acquisition accounting adjustments during the second quarter of 2014 compared to the second quarter of 2013.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, for the second quarter of 2014 was 71.7%, an increase from our insurance subsidiaries’ 70.5% loss ratio for the second quarter of 2013. We attribute the increased loss ratio primarily to an increase in weather-related losses to $11.6 million for the second quarter of 2014, compared to $9.4 million for the second quarter of 2013 and an increase in large fire losses to $9.3 million for the second quarter of 2014, compared to $5.7 million for the second quarter of 2013. Our insurance subsidiaries’ commercial lines loss ratio increased to 76.8% for the second quarter of 2014 compared to 73.1% for the second quarter of 2013, primarily due to increases in the commercial multi-peril and commercial automobile loss ratios. The personal lines loss ratio decreased to 68.7% for the second quarter of 2014 compared to 69.4% for the second quarter of 2013, primarily due to a decrease in the homeowners loss ratios. Due largely to our emphasis on increasing premium rates in recent years, our homeowners loss ratios declined despite the weather-related losses. Our insurance subsidiaries experienced unfavorable loss reserve development of approximately $6.0 million during the second quarter of 2014 in their reserves for prior accident years, compared to unfavorable loss reserve development of approximately $4.7 million during the second quarter of 2013. The change in loss reserve development patterns occurred primarily within our insurance subsidiaries’ commercial automobile, personal automobile and commercial multi-peril reserves.

Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 31.9% for the second quarter of 2014, relatively comparable to 32.3% for the second quarter of 2013.

Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratio was 104.0% and 103.1% for the three months ended June 30, 2014 and 2013, respectively.

Interest Expense. Our interest expense for the second quarter of 2014 was $443,135, compared to $333,699 for the second quarter of 2013. The increase was related to the timing of the payment of renewal fees offset by a lower average interest rate on borrowings during the second quarter of 2014 compared to the second quarter of 2013.

Income Taxes. Income tax expense was $381,242 for the second quarter of 2014, representing an effective tax rate of 16.4%, compared to income tax expense of $233,171 for the second quarter of 2013, representing an effective tax rate of 8.1%. The effective tax rate in both periods represented an estimate based on projected annual taxable income.

Net Income and Earnings Per Share. Our net income for the second quarter of 2014 was $1.9 million, or $.07 per share of Class A common stock on a diluted basis and $.07 per share of Class B common stock, compared to net income of $2.6 million, or $.10 per share of Class A common stock on a diluted basis and $.09 per share of Class B common stock, for the second quarter of 2013. We had 21.0 million and 20.4 million Class A shares outstanding at June 30, 2014 and 2013, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.

Results of Operations - Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the six months ended June 30, 2014 were $296.0 million, an increase of $23.0 million, or 8.4%, from the $273.0 million of net premiums written for the comparable period of 2013. We primarily attribute the increase to a reduction in MICO’s external quota-share reinsurance, the impact of premium rate increases and an increase in the writing of commercial lines of business. Effective January 1, 2014, MICO reduced its external quota-share reinsurance percentage from 30% to 20%. Personal lines net premiums written increased $7.6 million, or 4.8%, for the first half of 2014 compared to the first half of 2013. The increase included $2.2 million related to the MICO reinsurance change, with the remainder of the increase attributable primarily to premium rate increases our insurance subsidiaries implemented throughout 2013. Commercial lines net premiums written increased $15.4 million, or 13.4%, for the first half of 2014 compared to the first half of 2013. The increase included $3.2 million related to the MICO reinsurance change, with the remainder of the increase attributable to premium rate increases and increased writings of new accounts in the commercial automobile, commercial multi-peril and workers’ compensation lines of business.

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the first half of 2014 were $270.1 million, an increase of $18.4 million, or 7.3%, compared to $251.7 million for the first half of 2013, reflecting increases in net premiums written during 2014 and 2013. Our insurance subsidiaries earn premiums and recognize them as revenue over the terms of their policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding 12-month period compared to the comparable period one year earlier.

Investment Income. Our net investment income was $9.2 million for the first half of 2014, compared to $9.5 million for the first half of 2013. We attribute the decrease primarily to lower average investment yields on our invested assets.

Net Realized Investment Gains. Net realized investment gains for the first half of 2014 were $1.9 million, compared to net realized investment gains of $2.6 million for the first half of 2013. The net realized investment gains for the first half of 2014 and 2013 resulted primarily from strategic sales of fixed maturities within our investment portfolio. We did not recognize any impairment losses in our investment portfolio during the first six months of 2014 or 2013.

Equity in Earnings of DFSC. Our equity in the earnings of DFSC was $757,867 for the first half of 2014, compared to $1.8 million for the first half of 2013. The decrease in DFSC’s earnings resulted from a reduced benefit of acquisition accounting adjustments during the first half of 2014 compared to the first half of 2013.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, for the first half of 2014 was 72.4%, an increase from our insurance subsidiaries’ 69.6% loss ratio for the first half of 2013. Our insurance subsidiaries’ commercial lines loss ratio increased to 76.2% for the first half of 2014 compared to 71.9% for the first half of 2013 primarily due to an increase in the commercial automobile and commercial multi-peril loss ratios. The personal lines loss ratio increased to 70.5% for the first half of 2014 compared to 68.7% for the first half of 2013 primarily due to a increase in the homeowners loss ratios. We primarily attribute the increased loss ratios to an increase in weather-related losses to $26.9 million for the first half of 2014, compared to $15.0 million for the first half of 2013. Our insurance subsidiaries experienced unfavorable loss reserve development of approximately $5.6 million during the first half of 2014 in their reserves for prior accident years, compared to unfavorable loss reserve development of approximately $6.5 million during the first half of 2013. The change in loss reserve development patterns occurred primarily within our insurance subsidiaries’ commercial automobile, personal automobile and commercial multi-peril reserves.

Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 31.6% for the first half of 2014, relatively comparable to 31.5% for the first half of 2013.

Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratio was 104.3% and 101.4% for the six months ended June 30, 2014 and 2013, respectively.

Interest Expense. Our interest expense for the first half of 2014 was $808,617, relatively comparable to $820,848 for the first half of 2013.

Income Taxes. Income tax expense was $222,440 for the first half of 2014, representing an effective tax rate of 14.6%, compared to income tax expense of $1.8 million for the first half of 2013, representing an effective tax rate of 16.8%. The effective tax rate in both periods represented an estimate based on projected annual taxable income.

Net Income and Earnings Per Share. Our net income for the first half of 2014 was $1.3 million, or $.05 per share of Class A common stock and $.04 per share of Class B common stock, compared to net income of $9.1 million, or $.35 per share of Class A common stock and $.32 per share of Class B common stock, for the first half of 2013. We had 21.0 million and 20.4 million Class A shares outstanding at June 30, 2014 and 2013, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as such obligations and needs arise. Our major sources of funds from operations are the net cash flows we generate from our insurance subsidiaries’ underwriting results, investment income and investment maturities.

Our operations have historically generated sufficient net positive cash flow to fund our commitments and add to our investment portfolio, thereby increasing future investment returns and enhancing our liquidity. The impact of the pooling agreement between Donegal Mutual and Atlantic States has historically been cash-flow positive because of the consistent underwriting profitability of the pool. Donegal Mutual and Atlantic States settle their respective obligations to each other under the pool monthly, thereby resulting in cash flows substantially similar to the cash flows that would result from each company writing direct business. We have not experienced any unusual variations in the timing of claim payments associated with the loss reserves of our insurance subsidiaries. We maintain significant liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective, thereby providing an additional measure of liquidity to meet our obligations should an unexpected variation occur in the future. The net cash flows our operating activities provided in the first six months of 2014 and 2013 were $1.8 million and $16.8 million, respectively, with the change in cash flows due primarily to our insurance subsidiaries’ increased claim payments during the first six months of 2014 compared to the prior-year period.

At June 30, 2014, we had $45.0 million in outstanding borrowings under our line of credit with M&T and had the ability to borrow an additional $15.0 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus 2.25%. At June 30, 2014, Atlantic States had $15.0 million in outstanding advances with the FHLB of Pittsburgh. The interest rate on these advances was .31% at June 30, 2014.

The following table shows our expected payments for significant contractual obligations at June 30, 2014:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Net liability for unpaid losses and loss expenses of our insurance subsidiaries	$276,352	$126,398	$126,074	$11,100	$12,780
Subordinated debentures	5,000	—	—	—	5,000
Borrowings under lines of credit	60,000	15,000	45,000	—	—

Total contractual obligations	$341,352	$141,398	$171,074	$11,100	$17,780

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

We estimate the timing of the amounts for the borrowings under our lines of credit based on their contractual maturities that we discuss in Note 7 – Borrowings. The borrowings under our lines of credit carry interest rates that vary as we discuss in Note 7 – Borrowings. Based upon the interest rates in effect at June 30, 2014, our annual interest cost associated with the borrowings under our lines of credit is approximately $1.1 million. For every 1% change in the interest rate associated with the borrowings under our lines of credit, the effect on our annual interest cost would be approximately $600,000.

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

On February 23, 2009, our board of directors authorized a share repurchase program pursuant to which we may purchase up to 300,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the SEC and in privately negotiated transactions. We purchased 846 shares of our Class A common stock under this program during the six months ended June 30, 2014. We did not purchase any shares under this program during the six-month period ended June 30, 2013. We have purchased a total of 296,778 shares of our Class A common stock under this program from its inception through June 30, 2014.

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 additional shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the SEC and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the six-month period ended June 30, 2014.

On July 17, 2014, our board of directors declared quarterly cash dividends of 13.15 cents per share of our Class A common stock and 11.60 cents per share of our Class B common stock, payable on August 15, 2014 to our stockholders of record as of the close of business on August 1, 2014. We are not subject to any restrictions on our payment of dividends to our stockholders, although there are state law restrictions on the payment of dividends by our insurance subsidiaries to us. Dividends from our insurance subsidiaries are our principal source of cash for payment of dividends to our stockholders. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk based capital (“RBC”) requirements that limit their ability to pay dividends to us. Our insurance subsidiaries’ statutory capital and surplus at December 31, 2013 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin. Our insurance subsidiaries paid $4.0 million in dividends to us during the first six months of 2014. Amounts remaining available for distribution to us as dividends from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities in 2014 are $18.7 million from Atlantic States, $2.2 million from Southern, $2.8 million from Le Mars, $2.2 million from Peninsula, $1.1 million from Sheboygan and $4.1 million from MICO, or a total of approximately $31.1 million.

At June 30, 2014, we had no material commitments for capital expenditures.

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

Our investment mix shifted slightly during the first six months of 2014. We reinvested funds we held in short-term investments at year-end 2013 into fixed maturities. The duration of our investment portfolio increased slightly due to this reinvestment activity.

There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2013 through June 30, 2014.

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

Our business, results of operations and financial condition, and, therefore, the value of our Class A common stock and Class B common stock, are subject to a number of risks. For a description of certain risks, we refer to “Risk Factors” in our 2013 Annual Report on Form 10-K filed with the SEC on March 14, 2014. There have been no material changes in the risk factors disclosed in that Form 10-K Report during the six months ended June 30, 2014.

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

DONEGAL GROUP INC.

August 7, 2014	By:	/s/ Donald H. Nikolaus
Donald H. Nikolaus, President and Chief Executive Officer

August 7, 2014	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Executive Vice President and Chief Financial Officer