Form 10-Q
period 2014-09-30
DONEGAL GROUP INC
filed 2014-11-06
CIK 800457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,355,557 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on November 1, 2014.

DONEGAL GROUP INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Donegal Group Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost	$308,941,155	$240,370,277
Available for sale, at fair value	431,621,301	403,651,965
Equity securities, available for sale, at fair value	30,087,270	12,422,837
Investments in affiliates	38,837,543	35,685,433
Short-term investments, at cost, which approximates fair value	16,432,960	99,677,795

Total investments	825,920,229	791,808,307
Cash	30,997,755	27,636,416
Accrued investment income	6,284,941	5,423,531
Premiums receivable	139,566,959	123,904,629
Reinsurance receivable	251,811,903	244,239,113
Deferred policy acquisition costs	49,081,580	43,627,510
Deferred tax asset, net	17,286,666	20,310,558
Prepaid reinsurance premiums	121,161,774	112,663,942
Property and equipment, net	7,698,400	6,424,703
Accounts receivable - securities	—	1,187,866
Federal income taxes recoverable	—	420,952
Goodwill	5,625,354	5,625,354
Other intangible assets	958,010	958,010
Other	1,328,821	1,179,611

Total assets	$1,457,722,392	$1,385,410,502

Liabilities and Stockholders’ Equity
Liabilities
Unpaid losses and loss expenses	$520,102,584	$495,619,269
Unearned premiums	422,802,436	382,734,642
Accrued expenses	16,961,029	19,265,097
Reinsurance balances payable	10,444,913	17,948,808
Borrowings under lines of credit	56,000,000	58,000,000
Cash dividends declared	—	3,299,182
Subordinated debentures	5,000,000	5,000,000
Accounts payable - securities	5,254,305	751,641
Federal income taxes payable	1,000,264	—
Due to affiliate	248,500	2,170,225
Drafts payable	2,438,214	1,386,285
Other	2,526,234	2,358,242

Total liabilities	1,042,778,479	988,533,391

Stockholders’ Equity
Preferred stock, $.01 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 40,000,000 shares, issued 22,255,031 and 21,786,765 shares and outstanding 21,313,323 and 20,845,903 shares	222,551	217,868
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	197,753,459	189,116,410
Accumulated other comprehensive income (loss)	4,222,095	(2,312,890)
Retained earnings	225,790,998	222,888,887
Treasury stock	(13,101,682)	(13,089,656)

Total stockholders’ equity	414,943,913	396,877,111

Total liabilities and stockholders’ equity	$1,457,722,392	$1,385,410,502

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,
	2014	2013
Revenues:
Net premiums earned	$142,149,561	$130,645,011
Investment income, net of investment expenses	4,299,044	4,624,287
Net realized investment gains (includes $351,269 and $349,164 accumulated other comprehensive income reclassifications)	351,269	349,164
Lease income	217,144	212,581
Installment payment fees	1,641,459	1,768,537
Equity in earnings of Donegal Financial Services Corporation	476,906	735,380

Total revenues	149,135,383	138,334,960

Expenses:
Net losses and loss expenses	91,003,905	84,882,734
Amortization of deferred policy acquisition costs	22,889,000	20,766,000
Other underwriting expenses	22,795,149	21,454,770
Policyholder dividends	933,910	456,675
Interest	368,417	431,899
Other expenses	531,178	828,674

Total expenses	138,521,559	128,820,752

Income before income tax expense	10,613,824	9,514,208
Income tax expense (includes $119,431 and $118,715 income tax expense from reclassification items)	1,865,113	1,860,474

Net income	$8,748,711	$7,653,734

Earnings per common share:
Class A common stock - basic and diluted	$0.33	$0.30

Class B common stock - basic and diluted	$0.30	$0.27

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,
	2014	2013
Net income	$8,748,711	$7,653,734
Other comprehensive loss, net of tax
Unrealized loss on securities:
Unrealized holding loss during the period, net of income tax benefit of $246,339 and $638,094	(447,448)	(1,175,052)
Reclassification adjustment for gains included in net income, net of income tax expense of $119,431 and $118,715	(231,838)	(230,449)

Other comprehensive loss	(679,286)	(1,405,501)

Comprehensive income	$8,069,425	$6,248,233

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Revenues:
Net premiums earned	$412,286,978	$382,310,380
Investment income, net of investment expenses	13,529,304	14,110,288
Net realized investment gains (includes $2,296,909 and $2,943,710 accumulated other comprehensive income reclassifications)	2,296,909	2,943,710
Lease income	643,726	638,535
Installment payment fees	4,964,708	5,212,420
Equity in earnings of Donegal Financial Services Corporation	1,234,773	2,499,854

Total revenues	434,956,398	407,715,187

Expenses:
Net losses and loss expenses	286,523,746	259,935,100
Amortization of deferred policy acquisition costs	66,233,000	60,236,000
Other underwriting expenses	64,800,475	61,335,688
Policyholder dividends	1,935,660	1,272,530
Interest	1,177,034	1,252,747
Other expenses	2,145,963	3,223,467

Total expenses	422,815,878	387,255,532

Income before income tax expense	12,140,520	20,459,655
Income tax expense (includes $780,949 and $1,000,861 income tax expense from reclassification items)	2,087,553	3,701,498

Net income	$10,052,967	$16,758,157

Earnings per common share:
Class A common stock - basic	$0.39	$0.66

Class A common stock - diluted	$0.38	$0.65

Class B common stock - basic and diluted	$0.35	$0.60

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Net income	$10,052,967	$16,758,157
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities:
Unrealized holding income (loss) during the period, net of income tax expense (benefit) of $4,299,787 and ($13,782,319)	8,050,945	(25,511,627)
Reclassification adjustment for gains included in net income, net of income tax expense of $780,949 and $1,000,861	(1,515,960)	(1,942,849)

Other comprehensive income (loss)	6,534,985	(27,454,476)

Comprehensive income (loss)	$16,587,952	$(10,696,319)

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(Unaudited)

Nine Months Ended September 30, 2014

	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2013	21,786,765	5,649,240	$217,868	$56,492	$189,116,410	$(2,312,890)	$222,888,887	$(13,089,656)	$396,877,111
Issuance of common stock (stock compensation plans)	468,266	—	4,683	—	8,065,021	—	—	—	8,069,704
Net income	—	—	—	—	—	—	10,052,967	—	10,052,967
Cash dividends declared	—	—	—	—	—	—	(6,820,219)	—	(6,820,219)
Grant of stock options	—	—	—	—	330,637	—	(330,637)	—	—
Tax benefit on exercise of stock options	—	—	—	—	241,391	—	—	—	241,391
Repurchase of treasury shares	—	—	—	—	—	—	—	(12,026)	(12,026)
Other comprehensive income	—	—	—	—	—	6,534,985	—	—	6,534,985

Balance, September 30, 2014	22,255,031	5,649,240	$222,551	$56,492	$197,753,459	$4,222,095	$225,790,998	$(13,101,682)	$414,943,913

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$10,052,967	$16,758,157

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,621,222	2,438,386
Net realized investment gains	(2,296,909)	(2,943,710)
Equity in earnings of Donegal Financial Services Corporation	(1,234,773)	(2,499,854)
Changes in assets and liabilities:
Losses and loss expenses	24,483,315	37,650,218
Unearned premiums	40,067,794	34,650,619
Premiums receivable	(15,662,330)	(13,299,479)
Deferred acquisition costs	(5,454,070)	(4,479,718)
Deferred income taxes	(494,946)	1,990,901
Reinsurance receivable	(7,572,790)	(26,030,466)
Prepaid reinsurance premiums	(8,497,832)	(7,299,921)
Accrued investment income	(861,410)	(161,257)
Due to affiliate	(1,921,725)	(4,527,389)
Reinsurance balances payable	(7,503,895)	596,119
Current income taxes	1,421,216	(2,355,260)
Accrued expenses	(2,304,068)	959,651
Other, net	1,070,705	1,015,118

Net adjustments	15,859,504	15,703,958

Net cash provided by operating activities	25,912,471	32,462,115

Cash Flows from Investing Activities:
Purchases of fixed maturities, held to maturity	(100,356,105)	—
Purchases of fixed maturities, available for sale	(61,688,801)	(132,694,023)
Purchases of equity securities, available for sale	(23,904,348)	(12,605,485)
Maturity of fixed maturities:
Held to maturity	31,852,974	11,697,169
Available for sale	22,921,683	42,631,930
Sales of fixed maturities, available for sale	22,781,515	74,570,305
Sales of equity securities, available for sale	8,436,920	8,299,617
Net purchases of property and equipment	(1,937,280)	(617,902)
Net decrease in investment in affiliates	—	465,000
Net sales (purchases) of short-term investments	83,244,835	(14,853,918)

Net cash used in investing activities	(18,648,607)	(23,107,307)

Cash Flows from Financing Activities:
Cash dividends paid	(10,119,401)	(9,532,789)
Issuance of common stock	8,228,902	6,194,232
Purchase of treasury stock	(12,026)	(60,024)
Payments on subordinated debentures	—	(15,465,000)
Payments on line of credit	(5,000,000)	(9,000,000)
Borrowings under lines of credit	3,000,000	21,500,000

Net cash used in financing activities	(3,902,525)	(6,363,581)

Net increase in cash	3,361,339	2,991,227
Cash at beginning of period	27,636,416	19,801,290

Cash at end of period	$30,997,755	$22,792,517

Cash paid during period - Interest	$980,364	$1,189,584
Net cash paid during period - Taxes	$900,000	$3,850,000

See accompanying notes to consolidated financial statements.

DONEGAL GROUP INC. AND SUBSIDIARIES

(Unaudited)

Notes to Consolidated Financial Statements

1 -	Organization

Donegal Mutual Insurance Company (“Donegal Mutual”) organized us as an insurance holding company on August 26, 1986. Our insurance subsidiaries, Atlantic States Insurance Company (“Atlantic States”), Southern Insurance Company of Virginia (“Southern”), Le Mars Insurance Company (“Le Mars”), the Peninsula Insurance Group (“Peninsula”), which consists of Peninsula Indemnity Company and The Peninsula Insurance Company, Sheboygan Falls Insurance Company (“Sheboygan”) and Michigan Insurance Company (“MICO”), write personal and commercial lines of property and casualty coverages exclusively through a network of independent insurance agents in certain Mid-Atlantic, Midwestern, New England and Southern states. We also own 48.2% of the outstanding stock of Donegal Financial Services Corporation (“DFSC”), a grandfathered unitary savings and loan holding company that owns Union Community Bank (“UCB”), a state savings bank. UCB has 14 banking offices, all of which are located in Lancaster County, Pennsylvania. Donegal Mutual owns the remaining 51.8% of the outstanding stock of DFSC.

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

At September 30, 2014, Donegal Mutual held approximately 36% of our outstanding Class A common stock and approximately 76% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 65% of the total voting power of our common stock. We believe Donegal Mutual’s voting control is beneficial to us for the reasons we describe in our Annual Report on Form 10-K. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to a pooling agreement and other intercompany agreements and transactions. While each company maintains its separate corporate existence, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

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

On February 23, 2009, our board of directors authorized a share repurchase program pursuant to which we may purchase up to 300,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the Securities and Exchange Commission (the “SEC”) and in privately negotiated transactions. We purchased 846 and 4,240 shares of our Class A common stock under this program during the nine months ended September 30, 2014 and 2013, respectively. We have purchased a total of 296,778 shares of our Class A common stock under this program from its inception through September 30, 2014.

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 additional shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the SEC and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the nine months ended September 30, 2014 or 2013.

2 -	Basis of Presentation

Our financial information for the interim periods included in this Form 10-Q Report is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of our management, are necessary for a fair presentation of our financial position, results of operations and cash flows for those interim periods. Our results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the results of operations we expect for the year ending December 31, 2014.

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

	Three Months Ended September 30,
	2014		2013
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic and diluted net income per share:
Numerator:
Allocation of net income	$7,072	$1,677	$6,133	$1,521

Denominator:
Weighted-average shares outstanding	21,175,388	5,576,775	20,383,165	5,576,775

Basic net income per share	$0.33	$0.30	$0.30	$0.27

Diluted net income per share:
Numerator:
Allocation of net income	$7,072	$1,677	$6,133	$1,521

Denominator:
Number of shares used in basic computation	21,175,388	5,576,775	20,383,165	5,576,775
Weighted-average shares effect of dilutive securities
Add: Director and employee stock options	526,260	—	224,446	—

Number of shares used in per share computations	21,701,648	5,576,775	20,607,611	5,576,775

Diluted net income per share	$0.33	$0.30	$0.30	$0.27

	Nine Months Ended September 30,
	2014		2013
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic and diluted net income per share:
Numerator:
Allocation of net income	$8,131	$1,922	$13,414	$3,344

Denominator:
Weighted-average shares outstanding	21,004,426	5,576,775	20,246,449	5,576,775

Basic net income per share	$0.39	$0.35	$0.66	$0.60

Diluted net income per share:
Numerator:
Allocation of net income	$8,131	$1,922	$13,414	$3,344

Denominator:
Number of shares used in basic computation	21,004,426	5,576,775	20,246,449	5,576,775
Weighted-average shares effect of dilutive securities
Add: Director and employee stock options	431,762	—	305,377	—

Number of shares used in per share computations	21,436,188	5,576,775	20,551,826	5,576,775

Diluted net income per share	$0.38	$0.35	$0.65	$0.60

We did not include outstanding options to purchase the following number of shares of Class A common stock in our computation of diluted earnings per share because the exercise price of the options was greater than the average market price of our Class A common stock during the applicable period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Number of options to purchase Class A shares excluded	2,504,333	1,559,267	2,548,500	1,209,000

4 -	Reinsurance

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

Our insurance subsidiaries and Donegal Mutual purchase certain third-party reinsurance on a combined basis. Le Mars, MICO, Peninsula and Sheboygan also purchase separate third-party reinsurance that provides coverage that we believe is commensurate with their relative size and exposures. Our insurance subsidiaries use several different reinsurers, all of which, consistent with requirements of our insurance subsidiaries and Donegal Mutual, have an A.M. Best rating of A- (Excellent) or better or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A- rating from A.M. Best. The following information describes the external reinsurance our insurance subsidiaries have in place for 2014:

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

Other than the changes we discuss above, we have made no significant changes to our third-party reinsurance or the reinsurance agreements between our insurance subsidiaries and Donegal Mutual during the nine months ended September 30, 2014.

5 -	Investments

The amortized cost and estimated fair values of our fixed maturities and equity securities at September 30, 2014 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$53,509	$870	$27	$54,352
Obligations of states and political subdivisions	108,931	9,067	42	117,956
Corporate securities	52,171	779	227	52,723
Mortgage-backed securities	94,330	966	345	94,951

Totals	$308,941	$11,682	$641	$319,982

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$18,887	$95	$43	$18,939
Obligations of states and political subdivisions	248,645	18,329	—	266,974
Corporate securities	58,209	967	41	59,135
Mortgage-backed securities	85,254	1,475	156	86,573

Fixed maturities	410,995	20,866	240	431,621
Equity securities	29,788	745	446	30,087

Totals	$440,783	$21,611	$686	$461,708

At September 30, 2014, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $280.6 million and an amortized cost of $261.4 million. Our holdings at September 30, 2014 also included special revenue bonds with an aggregate fair value of $104.3 million and an amortized cost of $96.2 million. With respect to both categories of these bonds, we held no securities of any issuer that constituted more than 10% of the category at September 30, 2014. Education bonds and water and sewer utility bonds represented 57% and 25%, respectively, of our total investments in special revenue bonds based on the carrying values of these investments at September 30, 2014. Many of the issuers of the special revenue bonds we held at September 30, 2014 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held are similar to general obligation bonds.

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

We have segregated within accumulated other comprehensive income the net unrealized losses of $15.1 million arising prior to the November 30, 2013 reclassification date for fixed maturities reclassified from available for sale to held to maturity. We will amortize this balance over the remaining life of the related securities as an adjustment to yield in a manner consistent with the accretion of discount on the same fixed maturities. During the nine months ended September 30, 2014, we recorded amortization of $945,783 in accumulated other comprehensive income. At September 30, 2014 and December 31, 2013, net unrealized losses of $14.0 million and $15.0 million, respectively, remained within accumulated other comprehensive income.

We show below the amortized cost and estimated fair value of our fixed maturities at September 30, 2014 by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity
Due in one year or less	$3,621	$3,633
Due after one year through five years	28,376	28,535
Due after five years through ten years	84,257	85,916
Due after ten years	98,357	106,947
Mortgage-backed securities	94,330	94,951

Total held to maturity	$308,941	$319,982

Available for sale
Due in one year or less	$10,749	$10,794
Due after one year through five years	67,063	68,322
Due after five years through ten years	119,805	126,944
Due after ten years	128,124	138,988
Mortgage-backed securities	85,254	86,573

Total available for sale	$410,995	$431,621

Gross realized gains and losses from investments before applicable income taxes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Gross realized gains:
Fixed maturities	$19	$390	$1,367	$2,730
Equity securities	407	352	1,059	1,093

	426	742	2,426	3,823

Gross realized losses:
Fixed maturities	33	304	34	328
Equity securities	42	89	95	551

	75	393	129	879

Net realized gains	$351	$349	$2,297	$2,944

We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at September 30, 2014 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$15,007	$60	$2,254	$10
Obligations of states and political subdivisions	8,119	42	—	—
Corporate securities	25,323	268	—	—
Mortgage-backed securities	34,106	210	13,535	291
Equity securities	8,319	446	—	—

Totals	$90,874	$1,026	$15,789	$301

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

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we write down the investment to its fair value, and we reflect the amount of the write-down as a realized loss in our results of operations when we consider the decline in value of an individual investment to be other than temporary. We individually monitor all investments for other-than-temporary declines in value. Generally, we assume there has been an other-than-temporary decline in value if an individual equity security has depreciated in value by more than 20% of original cost and has been in such an unrealized loss position for more than six months. We held 12 equity securities that were in an unrealized loss position at September 30, 2014. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we considered these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, company or geographic events that have negatively impacted the value of a security and rating agency downgrades. We held 108 debt securities that were in an unrealized loss position at September 30, 2014. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary.

We amortize premiums and discounts on debt securities over the life of the security as an adjustment to yield using the effective interest method. We compute realized investment gains and losses using the specific identification method.

We amortize premiums and discounts on mortgage-backed debt securities using anticipated prepayments.

We account for investments in our affiliates using the equity method of accounting. Under this method, we record our investment at cost, with adjustments for our share of our affiliates’ earnings and losses as well as changes in the equity of our affiliates due to unrealized gains and losses. Our investments in affiliates include our 48.2% ownership interest in DFSC. We include our share of DFSC’s net income in our results of operations. We have compiled the following summary financial information for DFSC at September 30, 2014 and December 31, 2013 and for the three months and nine months ended September 30, 2014 and 2013, respectively, from the financial statements of DFSC. The financial information of DFSC at September 30, 2014 and for the three and nine months then ended is unaudited.

Balance sheets:	September 30, 2014	December 31, 2013
	(in thousands)
Total assets	$510,549	$512,578

Total liabilities	$430,084	$438,649
Stockholders’ equity	80,465	73,929

Total liabilities and stockholders’ equity	$510,549	$512,578

	Three Months Ended September 30,		Nine Months Ended September 30,
Income statements:	2014	2013	2014	2013
	(in thousands)		(in thousands)
Net income	$989	$1,525	$2,561	$5,184

6 -	Segment Information

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

	Three Months Ended September 30,
	2014	2013
	(in thousands)
Revenues:
Premiums earned
Commercial lines	$59,221	$52,040
Personal lines	82,929	78,605

GAAP premiums earned	142,150	130,645
Net investment income	4,299	4,624
Realized investment gains	351	349
Equity in earnings of DFSC	477	735
Other	1,858	1,982

Total revenues	$149,135	$138,335

Income before income taxes:
Underwriting income (loss):
Commercial lines	$2,383	$2,537
Personal lines	1,415	(961)

SAP underwriting income	3,798	1,576
GAAP adjustments	730	1,509

GAAP underwriting income	4,528	3,085
Net investment income	4,299	4,624
Realized investment gains	351	349
Equity in earnings of DFSC	477	735
Other	959	721

Income before income taxes	$10,614	$9,514

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Revenues:
Premiums earned
Commercial lines	$170,263	$149,283
Personal lines	242,024	233,027

GAAP premiums earned	412,287	382,310
Net investment income	13,529	14,110
Realized investment gains	2,297	2,944
Equity in earnings of DFSC	1,235	2,500
Other	5,608	5,851

Total revenues	$434,956	$407,715

Income before income taxes:
Underwriting loss:
Commercial lines	$(8,792)	$(2,133)
Personal lines	(5,544)	(4,185)

SAP underwriting loss	(14,336)	(6,318)
GAAP adjustments	7,130	5,849

GAAP underwriting loss	(7,206)	(469)
Net investment income	13,529	14,110
Realized investment gains	2,297	2,944
Equity in earnings of DFSC	1,235	2,500
Other	2,286	1,375

Income before income taxes	$12,141	$20,460

7 -	Borrowings

Lines of Credit

In June 2014, we renewed our existing credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a $60.0 million unsecured, revolving line of credit. The line of credit expires in July 2017. We have the right to request a one-year extension of the credit agreement as of each anniversary date of the agreement. At September 30, 2014, we had $41.0 million in outstanding borrowings and had the ability to borrow an additional $19.0 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus 2.25%. The interest rate on our outstanding borrowings is adjustable quarterly. At September 30, 2014, the interest rate on our outstanding borrowings from M&T was 2.41%. We pay a fee of 0.2% per annum on the loan commitment amount regardless of usage. The credit agreement requires our compliance with certain covenants. These covenants include minimum levels of our net worth, leverage ratio, statutory surplus and the A.M. Best ratings of our insurance subsidiaries. We were in compliance with all requirements of the credit agreement during the nine months ended September 30, 2014.

MICO is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis. Through its membership, MICO has the ability to issue debt to the FHLB of Indianapolis in exchange for cash advances. MICO had no outstanding borrowings with the FHLB of Indianapolis at December 31, 2013 or September 30, 2014. The table below presents the amount of FHLB of Indianapolis stock MICO purchased, collateral pledged and assets related to MICO’s membership at September 30, 2014.

FHLB of Indianapolis stock purchased and owned as part of the agreement	$252,100
Collateral pledged, at par (carrying value $2,467,278)	3,700,000
Borrowing capacity currently available	2,122,425

Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. In the first quarter of 2013, Atlantic States issued secured debt in the principal amount of $15.0 million to the FHLB of Pittsburgh in exchange for cash advances in the amount of $15.0 million. The interest rate on the advances was .32% at September 30, 2014. The table below presents the amount of FHLB of Pittsburgh stock Atlantic States purchased, collateral pledged and assets related to Atlantic States’ membership in the FHLB of Pittsburgh at September 30, 2014.

FHLB of Pittsburgh stock purchased and owned as part of the agreement	$941,700
Collateral pledged, at par (carrying value $16,546,900)	20,500,000
Borrowing capacity currently available	810,756

Subordinated Debentures

In January 2002, West Bend Mutual Insurance Company (“West Bend”), the prior owner of MICO, purchased a $5.0 million surplus note from MICO at face value to increase MICO’s statutory surplus. On December 1, 2010, Donegal Mutual purchased the surplus note from West Bend at face value in connection with our acquisition of MICO. The surplus note carries an interest rate of 5.00%, and any repayment of principal or payment of interest on the surplus note requires prior approval of the Michigan Department of Insurance and Financial Services.

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

We charged compensation expense related to our stock compensation plans against income before income taxes of $494,974 and $155,069 for the three months ended September 30, 2014 and 2013, respectively, with a corresponding income tax benefit of $173,241 and $54,274, respectively. We charged compensation expense related to our stock compensation plans against income before income taxes of $1.5 million and $482,897 for the nine months ended September 30, 2014 and 2013, respectively, with a corresponding income tax benefit of $536,725 and $169,014, respectively. At September 30, 2014, we had $3.1 million of unrecognized compensation expense related to nonvested share-based compensation granted under our stock compensation plans. We expect to recognize this cost over a weighted average period of 1.7 years.

We received cash from option exercises under all stock compensation plans for the three months ended September 30, 2014 and 2013 of $3.9 million and $910,838, respectively. We received cash from option exercises under all stock compensation plans for the nine months ended September 30, 2014 and 2013 of $5.2 million and $4.5 million, respectively. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of $177,717 and $21,986 for the three months ended September 30, 2014 and 2013, respectively. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of $241,391 and $208,867 for the nine months ended September 30, 2014 and 2013, respectively.

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

For investments that have quoted market prices in active markets, we use the quoted market price as fair value and include these investments in Level 1 of the fair value hierarchy. We classify publicly-traded equity securities as Level 1. When quoted market prices in active markets are not available, we base fair values on quoted market prices of comparable instruments or price estimates we obtain from independent pricing services and include these investments in Level 2 of the fair value hierarchy. We classify our fixed maturity investments as Level 2. Our fixed maturity investments consist of U.S. Treasury securities and obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, corporate securities and mortgage-backed securities. We also classify a portion of our equity securities as Level 2.

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. These pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates we obtain from the pricing services are representative of fair values based upon our investment personnel’s general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel regularly monitor the market, current trading ranges for similar securities and the pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security type and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At December 31, 2013, we received one estimate per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. At September 30, 2014, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at September 30, 2014 and December 31, 2013, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

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

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at September 30, 2014:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$18,939	$—	$18,939	$—
Obligations of states and political subdivisions	266,974	—	266,974	—
Corporate securities	59,135	—	59,135	—
Mortgage-backed securities	86,573	—	86,573	—
Equity securities	30,087	20,487	9,600	—

Totals	$461,708	$20,487	$441,221	$—

We did not transfer any investments between Levels 1 and 2 during the nine months ended September 30, 2014.

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

At September 30, 2014 and December 31, 2013, respectively, we had no material unrecognized tax benefits or accrued interest and penalties. Tax years 2011 through 2013 remained open for examination at September 30, 2014. We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of our tax asset. We established a valuation allowance of $440,778 related to a portion of the net operating loss carryforward of Le Mars at January 1, 2004. We have determined that we are not required to establish a valuation allowance for our other net deferred tax assets of $41.5 million and $39.6 million at September 30, 2014 and December 31, 2013, respectively, because it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income and the implementation of tax planning strategies. We also have a net operating loss carryforward of $4.7 million related to Le Mars, which will begin to expire in 2020 if not previously utilized. This carryforward is subject to an annual limitation in the amount that we can use in any one year of approximately $376,000. We also have an alternative minimum tax credit carryforward of $10.0 million with an indefinite life.

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

Liability for Unpaid Losses and Loss Expenses

Liabilities for losses and loss expenses are estimates at a given point in time of the amounts an insurer expects to pay with respect to incurred policyholder claims based on facts and circumstances the insurer then knows. At the time of establishing its estimates, an insurer recognizes that its ultimate liability for losses and loss expenses will exceed or be less than such estimates. Our insurance subsidiaries base their estimates of liabilities for losses and loss expenses on assumptions as to future loss trends, expected claims severity, judicial theories of liability and other factors. However, during the loss adjustment period, our insurance subsidiaries may learn additional facts regarding individual claims, and, consequently, it often becomes necessary for our insurance subsidiaries to refine and adjust their estimates for these liabilities. We reflect any adjustments to our insurance subsidiaries’ liabilities for losses and loss expenses in our consolidated results of operations in the period in which our insurance subsidiaries make the changes in estimates.

Our insurance subsidiaries maintain liabilities for the payment of losses and loss expenses with respect to both reported and unreported claims. Our insurance subsidiaries establish these liabilities for the purpose of covering the ultimate costs of settling all losses, including investigation and litigation costs. Our insurance subsidiaries base the amount of their liability for reported losses primarily upon a case-by-case evaluation of the type of risk involved, knowledge of the circumstances surrounding each claim and the insurance policy provisions relating to the type of loss the policyholder incurred. Our insurance subsidiaries determine the amount of their liability for unreported claims and loss expenses on the basis of historical information by line of insurance. Our insurance subsidiaries account for inflation in the reserving function through analysis of costs and trends and reviews of historical reserving results. Our insurance subsidiaries monitor their liabilities closely and recompute them periodically using new information on reported claims and a variety of statistical techniques. Our insurance subsidiaries do not discount their liabilities for losses.

Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced a decrease in claims frequency on workers’ compensation claims during the past several years while claims severity has gradually increased. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on workers’ compensation claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries attempt to make appropriate adjustments for such changes in their reserves. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at September 30, 2014. For every 1% change in our insurance subsidiaries’ estimate for loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $2.8 million.

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

Donegal Mutual and our insurance subsidiaries operate together as the Donegal Insurance Group and share a combined business plan designed to achieve market penetration and underwriting profitability objectives. The products our insurance subsidiaries and Donegal Mutual offer are generally complementary, thereby allowing Donegal Insurance Group to offer a broader range of products to a given market and to expand Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account. Distinctions within the products of Donegal Mutual and our insurance subsidiaries generally relate to specific risk profiles targeted within similar classes of business, such as preferred tier products compared to standard tier products, but we do not allocate all of the standard risk gradients to one company. Therefore, the underwriting profitability of the business the individual companies write directly will vary. However, because the pool homogenizes the risk characteristics of all business Donegal Mutual and Atlantic States write directly and each company shares the results according to each company’s participation percentage, each company realizes its percentage share of the underwriting results of the pool. Our insurance subsidiaries’ unpaid liability for losses and loss expenses by major line of business at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
	(in thousands)
Commercial lines:
Automobile	$39,593	$36,017
Workers’ compensation	87,067	79,932
Commercial multi-peril	46,515	39,822
Other	2,596	2,716

Total commercial lines	175,771	158,487

Personal lines:
Automobile	86,821	92,280
Homeowners	12,107	13,367
Other	1,994	1,471

Total personal lines	100,922	107,118

Total commercial and personal lines	276,693	265,605
Plus reinsurance recoverable	243,410	230,014

Total liability for unpaid losses and loss expenses	$520,103	$495,619

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

Percentage Change in Loss and Loss Expense Reserves Net of Reinsurance	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at September 30, 2014	Percentage Change in Stockholders’ Equity at September 30, 2014(1)	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2013	Percentage Change in Stockholders’ Equity at December 31, 2013(1)
(dollars in thousands)
(10.0)%	$249,024	4.3%	$239,045	4.4%
(7.5)	255,941	3.3	245,685	3.3
(5.0)	262,858	2.2	252,325	2.2
(2.5)	269,776	1.1	258,965	1.1
Base	276,693	—	265,605	—
2.5	283,610	(1.1)	272,245	(1.1)
5.0	290,528	(2.2)	278,885	(2.2)
7.5	297,445	(3.3)	285,525	(3.3)
10.0	304,362	(4.3)	292,166	(4.4)

(1)	Net of income tax effect.

Statutory Combined Ratios

We evaluate our insurance operations by monitoring certain key measures of growth and profitability. In addition to using GAAP-based performance measurements, we also utilize certain non-GAAP financial measures that we believe are valuable in managing our business and for comparison to our peers. These non-GAAP measures are underwriting (loss) income, combined ratio and net premiums written. An insurance company’s statutory combined ratio is a standard measure of underwriting profitability. This ratio is the sum of the ratio of calendar-year incurred losses and loss expenses to premiums earned; the ratio of expenses incurred for commissions, premium taxes and underwriting expenses to net premiums written and the ratio of dividends to policyholders to premiums earned. The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. A combined ratio of less than 100 percent generally indicates underwriting profitability. The statutory combined ratio differs from the GAAP combined ratio. In calculating the GAAP combined ratio, we do not deduct installment payment fees from incurred expenses, and we base the expense ratio on premiums earned instead of premiums written. Differences between our GAAP loss ratios reported in our financial statements and our insurance subsidiaries’ statutory loss ratios result from anticipating salvage and subrogation recoveries for the GAAP loss ratios but not for the statutory loss ratios. The following table sets forth our insurance subsidiaries’ statutory combined ratios by major line of business for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Commercial lines:
Automobile	107.2%	109.0%	111.9%	103.9%
Workers’ compensation	89.3	93.4	92.3	100.8
Commercial multi-peril	95.6	87.1	107.8	96.0
Total commercial lines	94.4	93.0	101.3	97.5
Personal lines:
Automobile	94.0	101.9	98.4	102.1
Homeowners	97.5	93.0	99.3	94.5
Other	92.7	77.5	106.3	82.8
Total personal lines	95.2	97.9	99.1	98.7
Total commercial and personal lines	95.0	96.0	100.0	98.2

Investments

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we write down an individual investment to its fair value and we reflect the amount of the write-down as a realized loss in our results of operations when we consider the decline in value of the individual investment to be other than temporary. We individually monitor all investments for other-than-temporary declines in value. Generally, we assume there has been an other-than-temporary decline in value if an individual equity security has depreciated in value by more than 20% of its original cost and has been in such an unrealized loss position for more than six months. We held 12 equity securities that were in an unrealized loss position at September 30, 2014. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we considered these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect on the debt security. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, company or geographic events that have negatively impacted the value of a security or rating agency downgrades. We held 108 debt securities that were in an unrealized loss position at September 30, 2014. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary. We did not recognize any impairment losses in the first nine months of 2014 or 2013.

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount we could realize if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates we obtain from the pricing services are representative of fair values based upon the general market knowledge of our investment personnel, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security type and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At December 31, 2013, we received one estimate per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. At September 30, 2014, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at September 30, 2014 and December 31, 2013, we did not identify any material discrepancies and we did not make any adjustments to the estimates the pricing services provided.

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

Results of Operations - Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the three months ended September 30, 2014 were $147.8 million, an increase of $11.2 million, or 8.2%, from the $136.7 million of net premiums written for the third quarter of 2013. We primarily attribute the increase to a reduction in MICO’s external quota-share reinsurance, the impact of premium rate increases and an increase in the writing of commercial lines of business. Effective January 1, 2014, MICO reduced its external quota-share reinsurance percentage from 30% to 20%. Personal lines net premiums written increased $4.8 million, or 5.7%, for the third quarter of 2014 compared to the third quarter of 2013. The increase included $1.0 million related to the MICO reinsurance change, with the remainder of the increase attributable primarily to premium rate increases our insurance subsidiaries implemented throughout 2013 and 2014. Commercial lines net premiums written increased $6.4 million, or 12.3%, for the third quarter of 2014 compared to the third quarter of 2013. The increase included $1.3 million related to the MICO reinsurance change, with the remainder of the increase attributable to premium rate increases and increased writings of new accounts in the commercial automobile, commercial multi-peril and workers’ compensation lines of business.

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the third quarter of 2014 were $142.1 million, an increase of $11.5 million, or 8.8%, compared to $130.6 million for the third quarter of 2013, reflecting increases in net premiums written during 2014 and 2013. Our insurance subsidiaries earn premiums and recognize them as revenue over the terms of their policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding 12-month period compared to the comparable period one year earlier.

Investment Income. Our net investment income was $4.3 million for the third quarter of 2014, compared to $4.6 million for the third quarter of 2013. We attribute the decrease primarily to lower average investment yields on our invested assets and an increase in expenses allocated to our investment function.

Net Realized Investment Gains. Net realized investment gains for the third quarter of 2014 were $351,269, compared to $349,164 for the third quarter of 2013. The net realized investment gains for the third quarters of 2014 and 2013 resulted primarily from strategic sales of fixed maturities and equity securities within our investment portfolio. We did not recognize any impairment losses in our investment portfolio during the third quarters of 2014 or 2013.

Equity in Earnings of DFSC. Our equity in the earnings of DFSC was $476,906 for the third quarter of 2014, compared to $735,380 for the third quarter of 2013. The decrease in DFSC’s earnings resulted from a lesser benefit from acquisition accounting adjustments during the third quarter of 2014 compared to the third quarter of 2013.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, for the third quarter of 2014 was 64.0%, a decrease from our insurance subsidiaries’ 65.0% loss ratio for the third quarter of 2013. On a statutory basis, our insurance subsidiaries’ commercial lines loss ratio was 63.6% for the third quarter of 2014, comparable to 63.7% for the third quarter of 2013. The personal lines statutory loss ratio decreased to 63.6% for the third quarter of 2014 compared to 66.1% for the third quarter of 2013, primarily due to a decrease in the personal automobile loss ratio. Our insurance subsidiaries experienced unfavorable loss reserve development of approximately $2.0 million during the third quarter of 2014 in their reserves for prior accident years, compared to unfavorable loss reserve development of approximately $3.1 million during the third quarter of 2013. The change in loss reserve development patterns occurred primarily within our insurance subsidiaries’ personal automobile reserves.

Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 32.1% for the third quarter of 2014, relatively comparable to 32.3% for the third quarter of 2013.

Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratio was 96.8% and 97.6% for the three months ended September 30, 2014 and 2013, respectively.

Interest Expense. Our interest expense for the third quarter of 2014 was $368,417, compared to $431,899 for the third quarter of 2013. The decrease was related to lower average borrowings during the third quarter of 2014 compared to the third quarter of 2013.

Income Taxes. Income tax expense was $1.9 million for the third quarters of 2014 and 2013, representing an effective tax rate of 17.6% and 19.6%, respectively. The effective tax rate in both periods represented an estimate based on projected annual taxable income.

Net Income and Earnings Per Share. Our net income for the third quarter of 2014 was $8.7 million, or $.33 per share of Class A common stock and $.30 per share of Class B common stock, compared to net income of $7.7 million, or $.30 per share of Class A common stock and $.27 per share of Class B common stock, for the third quarter of 2013. We had 21.3 million and 20.4 million Class A shares outstanding at September 30, 2014 and 2013, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.

Results of Operations - Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the nine months ended September 30, 2014 were $443.9 million, an increase of $34.2 million, or 8.3%, from the $409.7 million of net premiums written for the comparable period of 2013. We primarily attribute the increase to a reduction in MICO’s external quota-share reinsurance, the impact of premium rate increases and an increase in the writing of commercial lines of business. Effective January 1, 2014, MICO reduced its external quota-share reinsurance percentage from 30% to 20%. Personal lines net premiums written increased $12.4 million, or 5.1%, for the first nine months of 2014 compared to the first nine months of 2013. The increase included $3.2 million related to the MICO reinsurance change, with the remainder of the increase attributable primarily to premium rate increases our insurance subsidiaries implemented throughout 2013 and 2014. Commercial lines net premiums written increased $21.8 million, or 13.0%, for the first nine months of 2014 compared to the first nine months of 2013. The increase included $4.4 million related to the MICO reinsurance change, with the remainder of the increase attributable to premium rate increases and increased writings of new accounts in the commercial automobile, commercial multi-peril and workers’ compensation lines of business.

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the first nine months of 2014 were $412.3 million, an increase of $30.0 million, or 7.8%, compared to $382.3 million for the first nine months of 2013, reflecting increases in net premiums written during 2014 and 2013. Our insurance subsidiaries earn premiums and recognize them as revenue over the terms of their policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding 12-month period compared to the comparable period one year earlier.

Investment Income. Our net investment income was $13.5 million for the first nine months of 2014, compared to $14.1 million for the first nine months of 2013. We attribute the decrease primarily to lower average investment yields on our invested assets.

Net Realized Investment Gains. Net realized investment gains for the first nine months of 2014 were $2.3 million, compared to $2.9 million for the first nine months of 2013. The net realized investment gains for the first nine months of 2014 and 2013 resulted primarily from strategic sales of fixed maturities and equity securities within our investment portfolio. We did not recognize any impairment losses in our investment portfolio during the first nine months of 2014 or 2013.

Equity in Earnings of DFSC. Our equity in the earnings of DFSC was $1.2 million for the first nine months of 2014, compared to $2.5 million for the first nine months of 2013. The decrease in DFSC’s earnings resulted from a reduced benefit from acquisition accounting adjustments during the first nine months of 2014 compared to the first nine months of 2013.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, for the first nine months of 2014 was 69.5%, an increase from our insurance subsidiaries’ 68.0% loss ratio for the first nine months of 2013. On a statutory basis, our insurance subsidiaries’ commercial lines loss ratio increased to 71.8% for the first nine months of 2014 compared to 69.0% for the first nine months of 2013, primarily due to an increase in the commercial automobile and commercial multi-peril loss ratios. The personal lines statutory loss ratio increased to 68.1% for the first nine months of 2014 compared to 67.7% for the first nine months of 2013, primarily due to an increase in the homeowners loss ratio. We attribute the increased loss ratios primarily to an increase in weather-related losses to $37.8 million for the first nine months of 2014, compared to $24.5 million for the first nine months of 2013. Our insurance subsidiaries experienced unfavorable loss reserve development in their reserves for prior accident years of approximately $7.6 million during the first nine months of 2014, compared to unfavorable loss reserve development of approximately $9.6 million during the first nine months of 2013. The change in loss reserve development patterns occurred primarily within our insurance subsidiaries’ commercial automobile, personal automobile and commercial multi-peril reserves.

Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 31.8% for the first nine months of 2014 and 2013, respectively.

Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratio was 101.8% and 100.1% for the nine months ended September 30, 2014 and 2013, respectively.

Interest Expense. Our interest expense for the first nine months of 2014 was $1.2 million, relatively comparable to $1.3 million for the first nine months of 2013.

Income Taxes. Income tax expense was $2.1 million for the first nine months of 2014, representing an effective tax rate of 17.2%, compared to $3.7 million for the first nine months of 2013, representing an effective tax rate of 18.1%. The effective tax rate in both periods represented an estimate based on projected annual taxable income.

Net Income and Earnings Per Share. Our net income for the first nine months of 2014 was $10.1 million, or $.38 per share of Class A common stock on a diluted basis and $.35 per share of Class B common stock, compared to net income of $16.8 million, or $.65 per share of Class A common stock on a diluted basis and $.60 per share of Class B common stock, for the first nine months of 2013. We had 21.3 million and 20.4 million Class A shares outstanding at September 30, 2014 and 2013, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as such obligations and needs arise. Our major sources of funds from operations are the net cash flows we generate from our insurance subsidiaries’ underwriting results, investment income and investment maturities.

Our operations have historically generated sufficient net positive cash flow to fund our commitments and add to our investment portfolio, thereby increasing future investment returns and enhancing our liquidity. The impact of the pooling agreement between Donegal Mutual and Atlantic States has historically been cash-flow positive because of the consistent underwriting profitability of the pool. Donegal Mutual and Atlantic States settle their respective obligations to each other under the pool monthly, thereby resulting in cash flows substantially similar to the cash flows that would result from each company writing direct business. We have not experienced any unusual variations in the timing of claim payments associated with the loss reserves of our insurance subsidiaries. We maintain significant liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective, thereby providing an additional measure of liquidity to meet our obligations should an unexpected variation occur in the future. The net cash flows our operating activities provided in the first nine months of 2014 and 2013 were $25.9 million and $32.5 million, respectively, with the decrease in cash flows in 2014 due primarily to our insurance subsidiaries’ increased claim payments during the first nine months of 2014 compared to the prior-year period.

At September 30, 2014, we had $41.0 million in outstanding borrowings under our line of credit with M&T and had the ability to borrow an additional $19.0 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus 2.25%. At September 30, 2014, Atlantic States had $15.0 million in outstanding advances with the FHLB of Pittsburgh. The interest rate on these advances was .32% at September 30, 2014.

The following table shows our expected payments for significant contractual obligations at September 30, 2014:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Net liability for unpaid losses and loss expenses of our insurance subsidiaries	$276,693	$128,583	$124,642	$11,105	$12,363
Subordinated debentures	5,000	—	—	—	5,000
Borrowings under lines of credit	56,000	15,000	41,000	—	—

Total contractual obligations	$337,693	$143,583	$165,642	$11,105	$17,363

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

We estimate the timing of the amounts for the borrowings under our lines of credit based on their contractual maturities that we discuss in Note 7 – Borrowings. The borrowings under our lines of credit carry interest rates that vary as we discuss in Note 7 – Borrowings. Based upon the interest rates in effect at September 30, 2014, our annual interest cost associated with the borrowings under our lines of credit is approximately $1.0 million. For every 1% change in the interest rate associated with the borrowings under our lines of credit, the effect on our annual interest cost would be approximately $560,000.

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

On February 23, 2009, our board of directors authorized a share repurchase program pursuant to which we may purchase up to 300,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the SEC and in privately negotiated transactions. We purchased 846 and 4,240 shares of our Class A common stock under this program during the nine months ended September 30, 2014 and 2013, respectively. We have purchased a total of 296,778 shares of our Class A common stock under this program from its inception through September 30, 2014.

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 additional shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the SEC and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the nine months ended September 30, 2014 or 2013.

On October 16, 2014, our board of directors declared quarterly cash dividends of 13.15 cents per share of our Class A common stock and 11.60 cents per share of our Class B common stock, payable on November 17, 2014 to our stockholders of record as of the close of business on November 3, 2014. We are not subject to any restrictions on our payment of dividends to our stockholders, although there are state law restrictions on the payment of dividends by our insurance subsidiaries to us. Dividends from our insurance subsidiaries are our principal source of cash for payment of dividends to our stockholders. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk based capital (“RBC”) requirements that limit their ability to pay dividends to us. Our insurance subsidiaries’ statutory capital and surplus at December 31, 2013 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin. Our insurance subsidiaries paid $7.5 million in dividends to us during the first nine months of 2014. Amounts remaining available for distribution to us as dividends from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities in 2014 are $15.2 million from Atlantic States, $2.2 million from Southern, $2.8 million from Le Mars, $2.2 million from Peninsula, $1.1 million from Sheboygan and $4.1 million from MICO, or a total of approximately $27.6 million.

At September 30, 2014, we had no material commitments for capital expenditures.

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

Because the pooling agreement does not relieve Atlantic States of primary liability as the originating insurer, Atlantic States is subject to a concentration of credit risk arising from the business it cedes to Donegal Mutual. Our insurance subsidiaries maintain reinsurance agreements with Donegal Mutual and with a number of other major unaffiliated authorized reinsurers.

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

Our investment mix shifted slightly during the first nine months of 2014. We reinvested funds we held in short-term investments at year-end 2013 into fixed maturities. The duration of our investment portfolio increased slightly due to this reinvestment activity.

There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2013 through September 30, 2014.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including our Acting Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to SEC Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, at the end of the period this Quarterly Report on Form 10-Q covers. Based upon that evaluation, our Acting Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we, including our consolidated subsidiaries, are required to disclose in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our business, results of operations and financial condition, and, therefore, the value of our Class A common stock and Class B common stock, are subject to a number of risks. For a description of certain risks, we refer to “Risk Factors” in our 2013 Annual Report on Form 10-K filed with the SEC on March 14, 2014. There have been no material changes in the risk factors disclosed in that Form 10-K Report during the nine months ended September 30, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 July 1-31, 2014	Class A – None Class B – None	Class A – None Class B – None	Class A – None Class B – None

Month #2 August 1-31, 2014	Class A – None Class B – 11,500	Class A – None Class B – $25.00	Class A – None Class B – 11,500		(1)

Month #3 September 1-30, 2014	Class A – None Class B – None	Class A – None Class B – None	Class A – None Class B – None

Total	Class A – None Class B – 11,500	Class A – None Class B – $25.00	Class A – None Class B – 11,500

(1)	Donegal Mutual purchased these shares pursuant to its announcement on August 17, 2004 that it will, at its discretion, purchase shares of our Class A common stock and Class B common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. Such announcement did not stipulate a maximum number of shares that may be purchased under this program.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

Exhibit 31.1	Certification of Chief Executive Officer

Exhibit 31.2	Certification of Chief Financial Officer

Exhibit 32.1	Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Title 18 of the United States Code

Exhibit 32.2	Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Title 18 of the United States Code

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONEGAL GROUP INC.

November 6, 2014	By:	/s/ Kevin G. Burke
Kevin G. Burke, Acting Chief Executive Officer

November 6, 2014	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Executive Vice President
and Chief Financial Officer