Form 10-K
period 2014-12-31
DONEGAL GROUP INC
filed 2015-03-12
CIK 800457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $216,408,004.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 21,534,176 shares of Class A common stock and 5,576,775 shares of Class B common stock outstanding on March 2, 2015.

Documents Incorporated by Reference

The registrant incorporates by reference portions of the registrant’s definitive proxy statement relating to registrant’s annual meeting of stockholders to be held April 16, 2015 into Part III of this report.

DONEGAL GROUP INC.

PART I

Item 1.	Business.

Introduction

Donegal Group Inc., or DGI, is an insurance holding company whose insurance subsidiaries offer personal and commercial lines of property and casualty insurance to businesses and individuals in 21 Mid-Atlantic, Midwestern, New England and Southern states. As used herein, the terms “we,” “us” and “our” refer to Donegal Group Inc. and its subsidiaries.

Donegal Mutual Insurance Company, or Donegal Mutual, organized us as an insurance holding company on August 26, 1986. At December 31, 2014, Donegal Mutual held approximately 36% of our outstanding Class A common stock and approximately 76% of our outstanding Class B common stock. Donegal Mutual’s ownership provides Donegal Mutual with approximately 65% of the aggregate voting power of our outstanding shares of Class A common stock and our outstanding shares of Class B common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to our intercompany pooling agreement and other intercompany agreements and transactions we describe in Note 3 of the Notes to Consolidated Financial Statements. While maintaining the separate corporate existence of each company, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

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

Our insurance subsidiaries and Donegal Mutual provide their policyholders with a selection of insurance products at competitive rates, while pursuing profitability by adhering to a strict underwriting discipline. Our insurance subsidiaries derive a substantial portion of their insurance business from smaller to mid-sized regional communities. We believe this focus provides our insurance subsidiaries with competitive advantages in terms of local market knowledge, marketing, underwriting, claims servicing and policyholder service. At the same time, we believe our insurance subsidiaries have cost advantages over many smaller regional insurers that result from economies of scale our insurance subsidiaries realize through centralized accounting, administrative, data processing, investment and other services.

We believe we have a substantial opportunity, as a well-capitalized regional insurance holding company with a solid business strategy, to grow profitably and compete effectively with national property and casualty insurers. Our downstream holding company structure, with Donegal Mutual holding approximately 65% of the aggregate voting power of our common stock, has proven its effectiveness and success over the past 29 years of our existence. Over that time frame, we have grown significantly in terms of revenue and financial strength, and the Donegal Insurance Group has developed an excellent reputation as a regional group of property and casualty insurers.

We own 48.2% of Donegal Financial Services Corporation, or DFSC. DFSC is a grandfathered unitary savings and loan holding company that owns all of the outstanding capital stock of Union Community Bank, a state savings bank, or UCB. UCB has 14 banking offices, all of which are located in Lancaster County, Pennsylvania. Donegal Mutual owns the remaining 51.8% of DFSC. For further information regarding DFSC, we refer to “Business - Donegal Financial Services Corporation” in this Form 10-K Report.

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

Available Information

You may obtain our Annual Reports on Form 10-K, including this Form 10-K Report, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statement and our other filings pursuant to the Securities Exchange Act of 1934, or the Exchange Act, without charge by viewing our website at www.donegalgroup.com. You may also view on our website our Code of Business Conduct and Ethics and the charters of the executive committee, the audit committee, the compensation committee and the nominating committee of our board of directors. Upon request to our corporate secretary, we will also provide printed copies of any of these documents to you without charge. We have provided the address of our website solely for the information of investors. We do not intend the reference to our website address to be an active link or to otherwise incorporate the contents of our website into this Form 10-K Report.

History and Organizational Structure

In the mid-1980’s, Donegal Mutual, as a mutual insurance company, recognized the desirability of developing additional sources of capital and surplus so it could remain competitive and have the surplus to expand its business and ensure its long-term viability. Accordingly, Donegal Mutual determined to implement a downstream holding company structure as one of its business strategies. Thus, in 1986, Donegal Mutual formed us as a downstream holding company. Initially, Donegal Mutual owned all of our outstanding common stock. After Donegal Mutual formed us, we in turn formed Atlantic States as our wholly owned property and casualty insurance company subsidiary.

In connection with the formation of Atlantic States and the establishment of our downstream insurance holding company system, Donegal Mutual and DGI entered into a proportional reinsurance agreement, or pooling agreement, that became effective October 1, 1986. Under the pooling agreement, Donegal Mutual and Atlantic States pool substantially all of their respective premiums, losses and loss expenses to the reinsurance pool, and the reinsurance pool, acting through Donegal Mutual, then cedes a portion of the pooled business, currently 80%, to Atlantic States. Donegal Mutual and Atlantic States share the underwriting results in proportion to their respective participation in the underwriting pool.

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

The products Donegal Mutual and our insurance subsidiaries offer are generally complementary, which permits the Donegal Insurance Group to offer a broad range of products in a given market and to expand the Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account. Distinctions within the products Donegal Mutual and our insurance subsidiaries offer generally relate to specific risk profiles within similar classes of business, such as preferred tier products versus standard tier products. Donegal Mutual and we do not allocate all of the standard risk gradients to one company. As a result, the underwriting profitability of the business the individual companies write directly will vary. However, the underwriting pool homogenizes the risk characteristics of all business Donegal Mutual and Atlantic States write directly. We receive 80% of the results of the underwriting pool because Atlantic States has an 80% participation in the pool. The business Atlantic States derives from the underwriting pool represents a significant percentage of our total consolidated revenues. However, that percentage has gradually decreased over the past few years as we have acquired a number of other property and casualty insurance companies that do not participate in the underwriting pool.

As the capital of Atlantic States and our other insurance subsidiaries has increased, the underwriting capacity of our insurance subsidiaries has increased proportionately. The size of the underwriting pool has also increased substantially. Therefore, as we originally planned in the mid-1980s, Atlantic States has successfully raised the capital necessary to support the growth of its direct business as well as to accept increases in its allocation of business from the underwriting pool. The portion of the underwriting pool allocated to Atlantic States has increased from an initial allocation of 35% in 1986 to an 80% allocation since March 1, 2008. We do not anticipate any further change in the pooling agreement between Atlantic States and Donegal Mutual in the foreseeable future, including any change in the percentage participation of Atlantic States in the underwriting pool.

In addition to Atlantic States, our insurance subsidiaries are Southern Insurance Company of Virginia, or Southern, Le Mars Insurance Company, or Le Mars, The Peninsula Insurance Company and its wholly owned subsidiary, Peninsula Indemnity Company, or collectively, Peninsula, Sheboygan Falls Insurance Company, or Sheboygan, and Michigan Insurance Company, or MICO. We also benefit from Donegal Mutual’s 100% quota-share reinsurance agreement with Southern Mutual Insurance Company, or Southern Mutual, and Donegal Mutual’s placement of its assumed business from Southern Mutual into the underwriting pool.

The following chart depicts our organizational structure, including all of our property and casualty insurance subsidiaries, Southern Mutual and our interest in DFSC:

(1)	Because of the different relative voting power of our Class A common stock and Class B common stock, our public stockholders hold approximately 35% of the aggregate voting power of our Class A common stock and Class B common stock and Donegal Mutual holds approximately 65% of the aggregate voting power of our Class A common stock and Class B common stock.

Relationship with Donegal Mutual

Donegal Mutual provides facilities, personnel and other services to us and our insurance subsidiaries. Donegal Mutual allocates certain related expenses to Atlantic States in relation to the relative participation of Donegal Mutual and Atlantic States in the underwriting pool they maintain. Our insurance subsidiaries other than Atlantic States reimburse Donegal Mutual for their respective personnel costs and bear their proportionate share of information services costs based on their respective percentage of the total net written premiums of the Donegal Insurance Group. Charges for these services totaled $98.6 million, $94.0 million and $78.8 million for 2014, 2013 and 2012, respectively.

Our insurance subsidiaries have various reinsurance arrangements with Donegal Mutual. These agreements include:

•	excess of loss reinsurance agreements with Le Mars, Peninsula, Sheboygan and Southern;

•	catastrophe reinsurance agreements with Atlantic States, Le Mars and Southern; and

•	quota-share reinsurance agreements with Le Mars, Peninsula and MICO.

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

The purpose of the quota-share reinsurance agreement with Peninsula is to transfer to Donegal Mutual 100% of the premiums and losses related to the workers’ compensation product line of Peninsula in certain states, which provides the availability of an additional workers’ compensation tier for Donegal Mutual’s commercial accounts. Donegal Mutual places its assumed business from Peninsula into the underwriting pool.

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

A new agreement or any change to a previously approved agreement must receive coordinating committee approval. The approval process for a new agreement between Donegal Mutual and us or one of our insurance subsidiaries or a change in such an agreement is as follows:

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

•	our board of directors must approve the new agreement or the change in an existing agreement; and

•	Donegal Mutual’s board of directors must approve the new agreement or the change in an existing agreement.

The coordinating committee also meets annually to review each existing agreement between Donegal Mutual and us or our insurance subsidiaries, including all reinsurance agreements between Donegal Mutual and our insurance subsidiaries. The purpose of this annual review is to examine the results of the agreements over the past year and, in the case of reinsurance agreements, over the most recent five-year period and to determine if the results of the existing agreements remain fair and equitable to us and our stockholders and fair and equitable to Donegal Mutual and its policyholders or if Donegal Mutual and we should mutually agree to certain adjustments to the terms of the agreements. In the case of these reinsurance agreements, the annual adjustments typically relate to the reinsurance premiums, losses and reinstatement premiums. These agreements are ongoing in nature and will continue in effect throughout 2015 in the ordinary course of business.

Our members on the coordinating committee, as of the date of this Form 10-K Report, are Robert S. Bolinger and Richard D. Wampler, II. Donegal Mutual’s members on the coordinating committee as of such date are Dennis J. Bixenman and John E. Hiestand. We refer to our proxy statement for our annual meeting of stockholders on April 16, 2015 for further information about the members of the coordinating committee.

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

In the first quarter of 2015, our board of directors and the board of directors of Donegal Mutual each undertook a review of the relationships of Donegal Mutual and DGI and determined that continuing the current relationships and the current corporate structure of Donegal Mutual and DGI is in the best interests of DGI and its various constituencies.

Business Strategy

Our strategy is designed to allow our insurance subsidiaries to achieve their longstanding goal of outperforming the United States property and casualty insurance industry in terms of profitability and service, thereby providing value to the policyholders of our insurance subsidiaries and, ultimately, providing value to our stockholders. The annual net premiums earned of our insurance subsidiaries have increased from $265.8 million in 2004 to $556.5 million in 2014, a compound annual growth rate of 7.7%.

The combined ratio of our insurance subsidiaries and that of the United States property and casualty insurance industry as computed using United States generally accepted accounting principles, or GAAP, and statutory accounting principles, or SAP, for the years 2010 through 2014 are shown in the following table:

	2014	2013	2012	2011	2010
Our GAAP combined ratio (1)	101.7%	98.8%	101.6%	110.6%	104.7%
Our SAP combined ratio	100.5	97.4	99.8	107.9	102.9
Industry SAP combined ratio (2)	97.2	96.4	102.5	106.5	101.1

(1)	Our GAAP combined ratio for 2011 was adversely affected by accounting adjustments related to the acquisition of MICO.
(2)	As reported or projected by A.M. Best Company.

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

Our insurance subsidiaries focus on achieving a combined ratio of less than 100%. Our insurance subsidiaries fell modestly short of that objective in 2014 due primarily to severe weather during the first half of the year. We remain committed to achieving consistent underwriting profitability. We believe that underwriting profitability is a fundamental component of our long-term financial strength because it allows our insurance subsidiaries to generate profits without relying exclusively on their investment income. Our insurance subsidiaries seek to enhance their underwriting results by:

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

We believe that continued expansion of our insurance subsidiaries within their existing markets will be a key source of their continued premium growth and that maintaining an effective and growing network of independent agencies is integral to their expansion. Our insurance subsidiaries seek to be among the top three insurers within each of the independent agencies for the lines of business our insurance subsidiaries write by providing a consistent, competitive and stable market for their products. We believe that the consistency of the product offerings of our insurance subsidiaries enables our insurance subsidiaries to compete effectively for independent agents with other insurers whose product offerings may fluctuate based on industry conditions. Our insurance subsidiaries offer a competitive compensation program to their independent agents that rewards them for producing profitable growth for our insurance subsidiaries. Our insurance subsidiaries provide their independent agents with ongoing support to enable them to better attract and service customers, including:

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

Since 1995, we have completed six acquisitions of property and casualty insurance companies or participated in their business through Donegal Mutual’s entry into quota-share reinsurance agreements with them. We intend to continue our growth by pursuing affiliations and acquisitions that meet our criteria. Our primary criteria are:

•	location in regions where our insurance subsidiaries are currently conducting business or that offer an attractive opportunity to conduct profitable business;

•	a mix of business similar to the mix of business of our insurance subsidiaries;

•	annual premium volume up to $100.0 million; and

•	fair and reasonable transaction terms.

We believe that our relationship with Donegal Mutual assists us in pursuing affiliations with, and subsequent acquisitions of, mutual insurance companies because, through Donegal Mutual, we understand the concerns and issues that mutual insurance companies face. In particular, Donegal Mutual has had success affiliating with underperforming mutual insurance companies, and we have either acquired them following their conversion to a stock company or benefited from their underwriting results as a result of Donegal Mutual’s entry into a 100% quota-share reinsurance agreement with them and placement of its assumed business into the pooling agreement. We have utilized our strengths and financial position to improve the operations of those underperforming insurance companies. We evaluate a number of areas for operational synergies when considering acquisitions, including product underwriting, expenses, the cost of reinsurance and technology.

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

The following table highlights our history of insurance company acquisitions and affiliations since 1988:

Company Name	State of Domicile	Year Control Acquired	Method of Acquisition/Affiliation
Southern Mutual Insurance Company and now Southern Insurance Company of Virginia	Virginia	1984	Surplus note investment by Donegal Mutual in 1984; demutualization in 1988; acquisition of stock by us in 1988.

Pioneer Mutual Insurance Company and then Pioneer Insurance Company (1)(2)	Ohio	1992	Surplus note investment by Donegal Mutual in 1992; demutualization in 1993; acquisition of stock by us in 1997.

Delaware Mutual Insurance Company and then Delaware Atlantic Insurance Company (1)(2)	Delaware	1993	Surplus note investment by Donegal Mutual in 1993; demutualization in 1994; acquisition of stock by us in 1995.

Pioneer Mutual Insurance Company and then Pioneer Insurance Company (1)(2)	New York	1995	Surplus note investment by Donegal Mutual in 1995; demutualization in 1998; acquisition of stock by us in 2001.

Southern Heritage Insurance Company (2)	Georgia	1998	Purchase of stock by us in 1998.

Le Mars Mutual Insurance Company of Iowa and now Le Mars Insurance Company (1)	Iowa	2002	Surplus note investment by Donegal Mutual in 2002; demutualization in 2004; acquisition of stock by us in 2004.

Peninsula Insurance Group	Maryland	2004	Purchase of stock by us in 2004.

Sheboygan Falls Mutual Insurance Company and now Sheboygan Falls Insurance Company (1)	Wisconsin	2007	Contribution note investment by Donegal Mutual in 2007; demutualization in 2008; acquisition of stock by us in 2008.

Southern Mutual Insurance Company (3)	Georgia	2009	Surplus note investment by Donegal Mutual and quota-share reinsurance in 2009.

Michigan Insurance Company	Michigan	2010	Purchase of stock by us and surplus note investment by Donegal Mutual in 2010.

(1)	Each of these acquisitions initially took the form of an affiliation with Donegal Mutual. Donegal Mutual provided surplus note financing to the insurance company, and, in connection with that financing, sufficient designees of Donegal Mutual were appointed so as to constitute a majority of the members of the board of directors of the insurance company. Donegal Mutual and the insurance company simultaneously entered into a services agreement whereby Donegal Mutual provided services to improve the operations of the insurance company. Once the insurance company’s results of operations improved to the satisfaction of Donegal Mutual, Donegal Mutual sponsored the demutualization of the insurance company. Upon the consummation of the demutualization, Donegal Mutual converted the surplus note to capital stock of the newly demutualized insurance company. We then purchased all of the capital stock of the insurance company from Donegal Mutual and made an additional capital contribution in cash to provide adequate surplus to support the insurance company’s planned premium growth.
(2)	To reduce administrative and compliance costs and expenses, these subsidiaries subsequently merged into one of our existing insurance subsidiaries.
(3)	Control acquired by Donegal Mutual.

•	Providing responsive and friendly customer and agent service to enable our insurance subsidiaries to attract new policyholders and retain existing policyholders.

We believe that excellent policyholder service is important in attracting new policyholders and retaining existing policyholders. Our insurance subsidiaries work closely with their independent agents to provide a consistently responsive level of claims service, underwriting and customer support. Our insurance subsidiaries seek to respond expeditiously and effectively to address customer and independent agent inquiries in a number of ways, including:

•	availability of a customer call center for claims reporting;

•	availability of a secure website for access to policy information and documents, payment processing and other features;

•	timely replies to information requests and policy submissions; and

•	prompt responses to, and processing of, claims.

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

Our insurance subsidiaries maintain discipline in their pricing by effecting rate increases to sustain or improve their underwriting profitability without unduly affecting their customer retention. In addition to appropriate pricing, our insurance subsidiaries seek to ensure that their premium rates are adequate relative to the amount of risk they insure. Our insurance subsidiaries review loss trends on a periodic basis to identify changes in the frequency and severity of their claims and to assess the adequacy of their rates and underwriting standards. Our insurance subsidiaries also carefully monitor and audit the information they use to price their policies for the purpose of enabling them to receive an adequate level of premiums for the risk they assume. For example, our insurance subsidiaries inspect substantially all commercial lines risks and a substantial number of personal lines property risks before they commit to insure them to determine the adequacy of the insured amount to the value of the insured property, assess property conditions and identify any liability exposures. Our insurance subsidiaries audit the payroll data of their workers’ compensation customers to verify that the assumptions used to price a particular policy were accurate. By implementing appropriate rate increases and understanding the risks our insurance subsidiaries agree to insure, our insurance subsidiaries are generally able to achieve consistent underwriting profitability.

•	Focusing on expense controls and utilization of technology to increase the operating efficiency of our insurance subsidiaries.

Our insurance subsidiaries maintain stringent expense controls under direct supervision of their senior management. We centralize many processing and administrative activities of our insurance subsidiaries to realize operating synergies and better expense control. Our insurance subsidiaries utilize technology to automate much of their underwriting and to facilitate agency and policyholder communications on an efficient, timely and cost-effective basis. We operate on a paperless basis. As a result of our focus on expense control, our insurance subsidiaries have reduced their expense ratio from 36.6% in 1999 to 31.4% in 2014. Our insurance subsidiaries have also increased their annual premium per employee, a measure of efficiency that our insurance subsidiaries use to evaluate their operations, from approximately $470,000 in 1999 to approximately $948,000 in 2014.

Our insurance subsidiaries maintain technology comparable to that of the largest of their competitors. “Ease of doing business” is an increasingly important component of an insurer’s value to an independent agency. Our insurance subsidiaries provide a fully automated personal lines underwriting and policy issuance system called “WritePro®.” WritePro® is a web-based user interface that substantially eases data entry and facilitates the quoting and issuance of policies for the independent agents of our insurance subsidiaries. Our insurance subsidiaries also provide a similar commercial business system called “WriteBiz®.” WriteBiz® is a web-based user interface that provides the independent agents of our insurance subsidiaries with an online ability to quote and issue commercial automobile, workers’ compensation, business owners and tradesman policies automatically. WriteFarm® is a web-based user interface that provides the independent agents of our insurance subsidiaries with an online ability to quote and issue farm policies. As a result, applications of the independent agents for our insurance subsidiaries can result in policy issuance without further re-entry of information. These systems also interface with the policy management systems of the independent agents of our insurance subsidiaries.

•	Maintaining a conservative investment approach.

Return on invested assets is an important element of the financial results of our insurance subsidiaries. The investment strategy of our insurance subsidiaries is to generate an appropriate amount of after-tax income on invested assets while minimizing credit risk through investments in high-quality securities. As a result, our insurance subsidiaries seek to invest a high percentage of their assets in diversified, highly rated and marketable fixed-maturity instruments. The fixed-maturity portfolios of our insurance subsidiaries consist of both taxable and tax-exempt securities. Our insurance subsidiaries maintain a portion of their portfolios in short-term securities to provide liquidity for the payment of claims and operation of their respective businesses. Our insurance subsidiaries maintain a small percentage (3.7% at December 31, 2014) of their portfolios in equity securities.

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

The following table sets forth the net premiums written of our insurance subsidiaries by line of insurance for the periods indicated:

	Year Ended December 31,
	2014		2013		2012
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Personal lines:
Automobile	$204,174	35.3%	$196,363	36.8%	$195,132	39.3%
Homeowners	113,576	19.6	106,420	20.0	97,120	19.6
Other	16,989	2.9	15,915	3.0	16,319	3.3

Total personal lines	334,739	57.8	318,698	59.8	308,571	62.2

Commercial lines:
Automobile	65,552	11.3	58,165	10.9	51,261	10.3
Workers’ compensation	88,739	15.3	77,589	14.5	65,390	13.2
Commercial multi-peril	83,413	14.4	74,516	14.0	64,476	13.0
Other	6,758	1.2	4,463	0.8	6,749	1.3

Total commercial lines	244,462	42.2	214,733	40.2	187,876	37.8

Total business	$579,201	100.0%	$533,431	100.0%	$496,447	100.0%

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

In order to achieve underwriting profitability on a consistent basis, our insurance subsidiaries:

•	assess and select primarily standard and preferred risks;

•	adhere to disciplined underwriting guidelines;

•	inspect substantially all commercial lines risks and a substantial number of personal lines property risks; and

•	utilize various types of risk management and loss control services.

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

Distribution

Our insurance subsidiaries market their products primarily in the Mid-Atlantic, Midwestern, New England and Southern regions through approximately 2,400 independent insurance agencies. At December 31, 2014, the Donegal Insurance Group actively wrote business in 21 states (Alabama, Delaware, Georgia, Indiana, Iowa, Maine, Maryland, Michigan, Nebraska, New Hampshire, New York, North Carolina, Ohio, Pennsylvania, South Carolina, South Dakota, Tennessee, Vermont, Virginia, West Virginia and Wisconsin). We believe the relationships of our insurance subsidiaries with their independent agents are valuable in identifying, obtaining and retaining profitable business. Our insurance subsidiaries maintain a stringent agency selection procedure that emphasizes appointing agencies with proven marketing strategies for the development of profitable business, and our insurance subsidiaries only appoint agencies with a strong underwriting history and potential growth capabilities. Our insurance subsidiaries also regularly evaluate the independent agencies that represent them based on their profitability and performance in relation to the objectives of our insurance subsidiaries. Our insurance subsidiaries seek to be among the top three insurers within each of their agencies for the lines of business our insurance subsidiaries write.

The following table sets forth the percentage of direct premiums our insurance subsidiaries write, including 80% of the direct premiums Donegal Mutual and Atlantic States write, in each of the states where they conducted a significant portion of their business in 2014:

Pennsylvania	36.9%
Michigan	16.9
Virginia	8.8
Maryland	8.5
Delaware	5.8
Georgia	5.6
Ohio	3.5
Wisconsin	3.3
Iowa	2.5
Tennessee	2.3
Nebraska	2.1
South Dakota	1.0
Other	2.8

Total	100.0%

Our insurance subsidiaries employ a number of policies and procedures that we believe enable them to attract, retain and motivate their independent agents. We believe that the consistency of the product offerings of our insurance subsidiaries enables our insurance subsidiaries to compete effectively for independent agents with other insurers whose product offerings may fluctuate based upon industry conditions. Our insurance subsidiaries have a competitive profit-sharing plan for their independent agents, consistent with applicable state laws and regulations, under which the independent agents may earn additional commissions based upon the volume of premiums produced and the profitability of the business our insurance subsidiaries receive from that agency.

Our insurance subsidiaries encourage their independent agents to focus on “account selling,” or serving all of a particular insured’s property and casualty insurance needs, which our insurance subsidiaries believe generally results in more favorable loss experience than covering a single risk for an individual insured.

Technology

Donegal Mutual owns the majority of the technology systems our insurance subsidiaries use. The technology systems consist primarily of an integrated central processing computer system, a series of server-based computer networks and various communication systems that allow the home office of our insurance subsidiaries and their branch offices to utilize the same systems for the processing of business. Donegal Mutual maintains backup facilities and systems at the office of one of our insurance subsidiaries and tests these backup facilities and systems on a regular basis. Our insurance subsidiaries bear their proportionate share of information services expenses based on their respective percentage of the total net written premiums of the Donegal Insurance Group during the preceding calendar year.

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

The claims departments of our insurance subsidiaries rigorously manage claims to assure that they settle legitimate claims quickly and fairly and that they identify questionable claims for defense. In the majority of cases, the personnel of our insurance subsidiaries, who have significant experience in the property and casualty insurance industry and know the service philosophy of our insurance subsidiaries, adjust claims. Our insurance subsidiaries provide various means of claims reporting on a 24-hours a day, seven-days a week basis, including toll-free numbers and electronic reporting through our website and mobile applications. Our insurance subsidiaries strive to respond to notifications of claims promptly, generally within the day reported. Our insurance subsidiaries believe that, by responding promptly to claims, they provide quality customer service and minimize the ultimate cost of the claims. Our insurance subsidiaries engage independent adjusters as needed to handle claims in areas in which the volume of claims is not sufficient to justify the hiring of internal claims adjusters by our insurance subsidiaries. Our insurance subsidiaries also employ private adjusters and investigators, structural experts and various outside legal counsel to supplement their internal staff and to assist in the investigation of claims. Our insurance subsidiaries have a special investigative unit staffed by former law enforcement officers that attempts to identify and prevent fraud and abuse and to investigate questionable claims.

The management of the claims departments of our insurance subsidiaries develops and implements policies and procedures for the establishment of adequate claim reserves. Our insurance subsidiaries employ an actuarial staff that regularly reviews their reserves for incurred but not reported claims. The management and staff of the claims departments resolve policy coverage issues, manage and process reinsurance recoveries and handle salvage and subrogation matters. The litigation and personal injury sections of our insurance subsidiaries manage all claims litigation. Branch office claims above certain thresholds require home office review and settlement authorization. Our insurance subsidiaries provide their claims adjusters reserving and settlement authority based upon their experience and demonstrated abilities. Larger or more complicated claims require consultation and approval of senior claims department management.

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

Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions as to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced a decrease in claims frequency on workers’ compensation claims during the past several years while claims severity has gradually increased. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on workers’ compensation claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and legal decisions that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and the collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries attempt to make appropriate adjustments for such changes in their reserves. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at December 31, 2014. For every 1% change in our insurance subsidiaries’ loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $2.9 million.

The establishment of appropriate liabilities is an inherently uncertain process, and we can provide no assurance that our insurance subsidiaries’ ultimate liability will not exceed our insurance subsidiaries’ loss and loss expense reserves and have an adverse effect on our results of operations and financial condition. Furthermore, we cannot predict the timing, frequency and extent of adjustments to our insurance subsidiaries’ estimated future liabilities, since the historical conditions and events that serve as a basis for our insurance subsidiaries’ estimates of ultimate claim costs may change. As is the case for substantially all property and casualty insurance companies, our insurance subsidiaries have found it necessary in the past to increase their estimated future liabilities for losses and loss expenses in certain periods, and, in other periods, their estimates of future liabilities have exceeded their actual liabilities. Changes in our insurance subsidiaries’ estimate of their liability for losses and loss expenses generally reflect actual payments and the evaluation of information received since the prior reporting date. Our insurance subsidiaries recognized an increase in their liability for losses and loss expenses of prior years of $14.5 million, $10.4 million and $7.6 million in 2014, 2013 and 2012, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy, key reserving assumptions or claims management personnel, and they have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in these years. The 2014 development represented 5.4% of the December 31, 2013 net carried reserves and resulted primarily from higher-than-expected severity in the private passenger automobile liability, commercial multiple peril and commercial automobile lines of business in accident years prior to 2014. The majority of the 2014 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States and Southern. The 2013 development represented 4.1% of the December 31, 2012 net carried reserves and resulted primarily from higher-than-expected severity in the private passenger automobile liability, commercial multiple peril, commercial automobile and workers’ compensation lines of business in accident years prior to 2013. The majority of the 2013 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States and Southern. The 2012 development represented 3.1% of the December 31, 2011 net carried reserves and resulted primarily from higher-than-expected severity in the private passenger automobile liability and workers’ compensation lines of business in accident years prior to 2012. The majority of the 2012 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States and Southern.

Excluding the impact of catastrophic weather events, our insurance subsidiaries have noted stable amounts in the number of claims incurred and slight downward trends in the number of claims outstanding at period ends relative to their premium base in recent years across most of their lines of business. However, the amount of the average claim outstanding has increased gradually over the past several years as the property and casualty insurance industry has experienced increased litigation trends and economic conditions that have extended the estimated length of disabilities and contributed to increased medical loss costs and a general slowing of settlement rates in litigated claims. Our insurance subsidiaries could be required to make further adjustments to their estimates in the future. However, on the basis of our insurance subsidiaries’ internal procedures which analyze, among other things, their prior assumptions, their experience with similar cases and historical trends such as reserving patterns, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes, we believe that our insurance subsidiaries have made adequate provision for their liability for losses and loss expenses at December 31, 2014.

Differences between liabilities reported in our financial statements prepared on a GAAP basis and our insurance subsidiaries’ financial statements prepared on a SAP basis result from anticipating salvage and subrogation recoveries for GAAP but not for SAP. These differences amounted to $14.2 million, $13.1 million and $12.0 million at December 31, 2014, 2013 and 2012, respectively.

The following table sets forth a reconciliation of the beginning and ending GAAP net liability of our insurance subsidiaries for unpaid losses and loss expenses for the periods indicated:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Gross liability for unpaid losses and loss expenses at beginning of year	$495,619	$458,827	$442,408
Less reinsurance recoverable	230,014	207,891	199,393

Net liability for unpaid losses and loss expenses at beginning of year	265,605	250,936	243,015

Provision for net losses and loss expenses for claims incurred in the current year	373,932	332,770	325,276
Change in provision for estimated net losses and loss expenses for claims incurred in prior years	14,469	10,358	7,596

Total incurred	388,401	343,128	332,872

Net losses and loss payments for claims incurred during:
The current year	229,939	201,782	205,876
Prior years	131,766	126,677	119,074

Total paid	361,705	328,459	324,950

Net liability for unpaid losses and loss expenses at end of year	292,301	265,605	250,936
Plus reinsurance recoverable	245,957	230,014	207,891

Gross liability for unpaid losses and loss expenses at end of year	$538,258	$495,619	$458,827

The following table sets forth the development of the liability for net unpaid losses and loss expenses of our insurance subsidiaries from 2004 to 2014. Loss data in the table includes business Atlantic States received from the underwriting pool.

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

The “Net liability re-estimated as of” portion of the table shows the re-estimated amount of the previously recorded liability based on experience for each succeeding year. The estimate increases or decreases as payments are made and more information becomes known about the severity of the remaining unpaid claims. For example, the 2005 liability has developed a redundancy after nine years because we expect the re-estimated net losses and loss expenses to be $21.4 million less than the estimated liability we initially established in 2005 of $173.0 million.

The “Cumulative (excess) deficiency” shows the cumulative excess or deficiency at December 31, 2014 of the liability estimate shown on the top line of the corresponding column. An excess in liability means that the liability established in prior years exceeded the amount of actual payments and currently re-estimated unpaid liability remaining. A deficiency in liability means that the liability established in prior years was less than the amount of actual payments and currently re-estimated remaining unpaid liability.

The “Cumulative amount of liability paid through” portion of the table shows the cumulative net losses and loss expense payments made in succeeding years for net losses incurred prior to the balance sheet date. For example, the 2005 column indicates that at December 31, 2014 payments equal to $147.8 million of the currently re-estimated ultimate liability for net losses and loss expenses of $151.6 million had been made.

Amounts shown in the 2004 column of the table include information for Le Mars and Peninsula for all accident years prior to 2004. Amounts shown in the 2008 column of the table include information for Sheboygan for all accident years prior to 2008. Amounts shown in the 2010 column of the table include information for MICO for the month of December 2010.

	Year Ended December 31,
(in thousands)	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Net liability at end of year for unpaid losses and loss expenses	$171,431	$173,009	$163,312	$150,152	$161,307	$180,262	$217,896	$243,015	$250,936	$265,605	$292,301
Net liability re-estimated as of:
One year later	162,049	159,393	153,299	152,836	171,130	177,377	217,728	250,611	261,294	280,074
Two years later	152,292	153,894	150,934	154,435	167,446	177,741	217,355	255,612	268,877
Three years later	148,612	151,792	150,078	152,315	166,756	178,403	218,449	257,349
Four years later	147,280	150,183	148,745	151,120	166,852	179,909	218,514
Five years later	145,874	150,087	148,407	151,287	166,788	179,961
Six years later	146,101	150,555	149,031	151,739	166,964
Seven years later	146,739	151,161	149,487	151,790
Eight years later	147,597	151,243	149,700
Nine years later	147,705	151,563
Ten years later	148,182
Cumulative (excess) deficiency	(23,249)	(21,446)	(13,612)	1,638	5,657	(301)	618	14,334	17,941	14,469

Cumulative amount of liability paid through:
One year later	$67,229	$71,718	$72,499	$71,950	$79,592	$84,565	$96,202	$119,074	$126,677	$131,766
Two years later	102,658	107,599	104,890	105,576	116,035	123,204	148,140	181,288	191,208
Three years later	123,236	125,926	121,711	124,659	136,837	147,165	178,073	217,138
Four years later	133,844	133,805	132,698	135,392	148,243	161,363	195,948
Five years later	136,377	139,935	138,878	140,280	155,331	169,452
Six years later	139,847	143,309	141,752	143,778	160,324
Seven years later	142,016	145,492	143,784	146,491
Eight years later	143,894	146,894	145,290
Nine years later	144,565	147,757
Ten years later	145,232

	Year Ended December 31,
	2006	2007	2008	2009	2010	2011	2012	2013	2014
	(in thousands)
Gross liability at end of year	$259,022	$226,432	$239,809	$263,599	$383,317	$442,408	$458,827	$495,619	$538,258
Reinsurance recoverable	95,710	76,280	78,502	83,337	165,421	199,393	207,891	230,014	245,957
Net liability at end of year	163,312	150,152	161,307	180,262	217,896	243,015	250,936	265,605	292,301
Gross re-estimated liability	240,709	231,100	251,670	204,066	365,155	459,857	480,847	488,030
Re-estimated recoverable	91,009	79,310	84,706	24,105	146,641	202,508	211,970	207,956
Net re-estimated liability	149,700	151,790	166,964	179,961	218,514	257,349	268,877	280,074
Gross cumulative deficiency (excess)	(18,313)	4,668	11,861	(59,533)	(18,162)	17,449	22,020	(7,589)

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

The external reinsurance our insurance subsidiaries and Donegal Mutual purchase includes:

•

“excess of loss reinsurance,” under which the losses of Donegal Mutual and our insurance subsidiaries are automatically reinsured, through a series of contracts, over a set retention (generally $1,000,000); and

•

catastrophe reinsurance, under which Donegal Mutual and our insurance subsidiaries recover, through a series of reinsurance agreements, 100% of an accumulation of many losses resulting from a single event, including natural disasters, over a set retention (generally $5.0 million) and after exceeding an annual aggregate deductible ($1.5 million in 2014, $5.0 million in 2013 and $0 in 2012) up to aggregate losses of $149.0 million per occurrence.

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

For policies effective through December 31, 2014, MICO maintained a quota-share reinsurance agreement with third-party reinsurers to reduce its net exposures. Effective from December 1, 2010 to December 31, 2011, the quota-share reinsurance percentage was 50%. Effective January 1, 2012, MICO reduced the quota-share reinsurance percentage to 40%. Effective January 1, 2013, MICO reduced the quota-share reinsurance percentage to 30%. Effective January 1, 2014, MICO reduced the quota-share reinsurance percentage to 20%. Effective January 1, 2015, MICO no longer maintains a quota-share reinsurance agreement with third-party reinsurers.

Investments

At December 31, 2014, 99.7% of all debt securities our insurance subsidiaries held had an investment-grade rating. The investment portfolios of our insurance subsidiaries did not contain any mortgage loans or any non-performing assets at December 31, 2014.

The following table shows the composition of the debt securities (at carrying value) in the investment portfolios of our insurance subsidiaries, excluding short-term investments, by rating at December 31, 2014:

(dollars in thousands)	December 31, 2014
Rating(1)	Amount	Percent
U.S. Treasury and U.S. agency securities(2)	$259,130	34.9%
Aaa or AAA	30,119	4.1
Aa or AA	319,674	43.1
A	87,683	11.8
BBB	43,735	5.8
BB	2,201	0.3

Total	$742,542	100.0%

(1)	Ratings assigned by Moody’s Investors Services, Inc. or Standard & Poor’s Corporation.
(2)	Includes mortgage-backed securities of $184.3 million.

Our insurance subsidiaries invest in both taxable and tax-exempt securities as part of their strategy to maximize after-tax income. This strategy considers, among other factors, the alternative minimum tax. Tax-exempt securities made up approximately 50.2%, 59.0% and 59.8% of the fixed-maturity securities in the combined investment portfolios of our insurance subsidiaries at December 31, 2014, 2013 and 2012, respectively.

The following table shows the classification of our investments and the investments of our insurance subsidiaries at December 31, 2014, 2013 and 2012 (at carrying value):

	December 31,
	2014		2013		2012
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Fixed maturities(1):
Held to maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$53,619	6.4%	$47,946	6.1%	$1,000	0.1%
Obligations of states and political subdivisions	110,999	13.3	108,435	13.7	40,909	5.1
Corporate securities	52,226	6.3	14,875	1.9	—	—
Mortgage-backed securities	90,548	10.9	69,114	8.7	191	—

Total held to maturity	307,392	36.9	240,370	30.4	42,100	5.2

Available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	21,259	2.5	14,334	1.8	71,311	8.8
Obligations of states and political subdivisions	266,242	32.0	277,547	35.1	416,987	51.7
Corporate securities	53,945	6.5	40,672	5.1	77,356	9.6
Mortgage-backed securities	93,704	11.2	71,099	8.9	128,856	16.0

Total available for sale	435,150	52.2	403,652	50.9	694,510	86.1

Total fixed maturities	742,542	89.1	644,022	81.3	736,610	91.3
Equity securities(2)	30,822	3.7	12,423	1.6	8,757	1.1
Investments in affiliates(3)	39,284	4.7	35,685	4.5	37,236	4.6
Short-term investments(4)	20,293	2.5	99,678	12.6	23,826	3.0

Total investments	$832,941	100.0%	$791,808	100.0%	$806,429	100.0%

(1)	We refer to Notes 1 and 4 to our Consolidated Financial Statements. We value those fixed maturities we classify as held to maturity at amortized cost; we value those fixed maturities we classify as available for sale at fair value. The total fair value of fixed maturities we classified as held to maturity was $322.2 million at December 31, 2014, $238.8 million at December 31, 2013 and $43.7 million at December 31, 2012. The amortized cost of fixed maturities we classified as available for sale was $414.2 million at December 31, 2014, $390.3 million at December 31, 2013 and $655.2 million at December 31, 2012.
(2)	We value equity securities at fair value. Total cost of equity securities was $30.0 million at December 31, 2014, $12.2 million at December 31, 2013 and $8.7 million at December 31, 2012.
(3)	We value investments in affiliates at cost, adjusted for our share of earnings and losses of our affiliates as well as changes in equity of our affiliates due to unrealized gains and losses.
(4)	We value short-term investments at cost, which approximates fair value.

The following table sets forth the maturities (at carrying value) in the fixed maturity portfolio of our insurance subsidiaries at December 31, 2014, 2013 and 2012:

	December 31,
	2014		2013		2012
		Percent of		Percent of		Percent of
(dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Due in(1):
One year or less	$32,886	4.4%	$8,257	1.3%	$10,004	1.4%
Over one year through three years	45,967	6.2	22,424	3.5	31,176	4.2
Over three years through five years	62,417	8.4	40,234	6.2	64,839	8.8
Over five years through ten years	189,082	25.5	190,440	29.6	201,953	27.4
Over ten years through fifteen years	169,182	22.8	166,186	25.8	191,179	26.0
Over fifteen years	58,756	7.9	76,267	11.8	108,412	14.7
Mortgage-backed securities	184,252	24.8	140,214	21.8	129,047	17.5

	$742,542	100.0%	$644,022	100.0%	$736,610	100.0%

(1)	Based on stated maturity dates with no prepayment assumptions. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As shown above, our insurance subsidiaries held investments in mortgage-backed securities having a carrying value of $184.3 million at December 31, 2014. The mortgage-backed securities consist primarily of investments in governmental agency balloon pools with stated maturities between one and 38 years. The stated maturities of these investments limit the exposure of our insurance subsidiaries to extension risk in the event that interest rates rise and prepayments decline. Our insurance subsidiaries perform an analysis of the underlying loans when evaluating a mortgage-backed security for purchase, and they select those securities that they believe will provide a return that properly reflects the prepayment risk associated with the underlying loans.

The following table sets forth the investment results of our insurance subsidiaries for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(dollars in thousands)	2014	2013	2012
Invested assets(1)	$812,375	$799,119	$795,869
Investment income(2)	18,344	18,795	20,169
Average yield	2.3%	2.4%	2.5%
Average tax-equivalent yield	3.1	3.3	3.5

(1)	Average of the aggregate invested amounts at the beginning and end of the period.
(2)	Investment income is net of investment expenses and does not include realized investment gains or losses or provision for income taxes.

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

In addition to state-imposed insurance laws and regulations, the National Association of Insurance Commissioners, or the NAIC, maintains a risk-based capital system, or RBC, for assessing the adequacy of statutory capital and surplus that augments the states’ current fixed dollar minimum capital requirements for insurance companies. At December 31, 2014, our insurance subsidiaries and Donegal Mutual each exceeded by a substantial margin the minimum levels of statutory capital the RBC rules require.

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

Regulatory requirements, including RBC requirements, may impact our insurance subsidiaries’ ability to pay dividends. The amount of statutory capital and surplus necessary for our insurance subsidiaries to satisfy regulatory requirements, including RBC requirements, was not significant in relation to our insurance subsidiaries’ statutory capital and surplus at December 31, 2014. Generally, the maximum amount that one of our insurance subsidiaries may pay to us as ordinary dividends during any year after notice to, but without prior approval of, the insurance commissioner of its domiciliary state is limited to a stated percentage of that subsidiary’s statutory capital and surplus at December 31 of the preceding fiscal year or the net income of that subsidiary for its preceding fiscal year. Our insurance subsidiaries paid dividends to us of $11.5 million, $12.5 million and $7.0 million in 2014, 2013 and 2012, respectively. At December 31, 2014, the amount of dividends our insurance subsidiaries could pay to us during 2015, without the prior approval of their respective domiciliary insurance commissioners, is shown in the following table.

Name of Insurance Subsidiary	Ordinary Dividend Amount

Atlantic States	$19,119,531
Southern	987,335
Le Mars	2,725,125
Peninsula	4,206,515
Sheboygan	—
MICO	4,198,999

Total	$31,237,505

Donegal Mutual Insurance Company

Donegal Mutual organized as a mutual fire insurance company in Pennsylvania in 1889. At December 31, 2014, Donegal Mutual had admitted assets of $393.7 million and policyholders’ surplus of $204.4 million. At December 31, 2014, Donegal Mutual had total liabilities of $189.4 million, including reserves for net losses and loss expenses of $53.8 million and unearned premiums of $47.6 million. Donegal Mutual’s investment portfolio of $230.9 million at December 31, 2014 consisted primarily of investment-grade bonds of $25.3 million, its investment in DFSC’s common stock and its investment in our Class A common stock and our Class B common stock. At December 31, 2014, Donegal Mutual owned 7,755,953 shares, or approximately 36%, of our Class A common stock, which Donegal Mutual carried on its books at $101.6 million, and 4,247,038 shares, or approximately 76%, of our Class B common stock, which Donegal Mutual carried on its books at $55.6 million. We present Donegal Mutual’s financial information in accordance with SAP as the NAIC Accounting Practices and Procedures Manual requires. Donegal Mutual does not, nor is it required to, prepare financial statements in accordance with GAAP.

Donegal Financial Services Corporation

In 2000, we and Donegal Mutual formed DFSC as a unitary thrift holding company and its wholly owned subsidiary, Province Bank FSB, as a federal savings bank. In May 2011, DFSC merged with Union National Financial Corporation, or UNNF, with DFSC as the surviving company in the merger. Under the merger agreement, Province Bank FSB and Union National Community Bank, which UNNF owned, also merged to form UCB. UCB is a state savings bank with 14 branch offices in Lancaster County, Pennsylvania, and approximately $506.4 million in assets at December 31, 2014.

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

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-K Report and the documents we incorporate by reference in this Form 10-K Report contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include certain discussions relating to underwriting, premium and investment income volumes, business strategies, reserves, profitability and business relationships and our other business activities during 2014 and beyond. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “objective,” “project,” “predict,” “potential,” “goal” and similar expressions. These forward-looking statements reflect our current views about future events, our current assumptions and are subject to known and unknown risks and uncertainties that may cause our results, performance or achievements to differ materially from those we anticipate or imply by our forward-looking statements. We cannot control or predict many of the factors that could determine our future financial condition or results of operations. Such factors may include those we describe under “Risk Factors.” The forward-looking statements contained in this Form 10-K Report reflect our views and assumptions only as of the date of this Form 10-K Report. Except as required by law, we do not intend to update, and we assume no responsibility for updating, any forward-looking statements we have made. We qualify all of our forward-looking statements by these cautionary statements.

Item 1A.	Risk Factors.

Risk Factors

Risks Relating to Us and Our Business

Donegal Mutual is our controlling stockholder. Donegal Mutual and its directors and executive officers have potential conflicts of interest between the best interests of our stockholders and the best interests of the policyholders of Donegal Mutual.

Donegal Mutual controls the election of all of the members of our board of directors. Six of the eleven members of our board of directors are also directors of Donegal Mutual. Donegal Mutual and we share the same executive officers. These common directors and executive officers have a fiduciary duty to our stockholders and also have a fiduciary duty to the policyholders of Donegal Mutual. Among the potential conflicts of interest that could arise from these separate fiduciary duties are the following:

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

•

We and our insurance subsidiaries may enter into other transactions or contractual relationships with Donegal Mutual, including, for example, our purchases from time to time from Donegal Mutual of the surplus note of a mutual insurance company that will convert into a stock insurance company and ultimately become one of our wholly owned subsidiaries.

Donegal Mutual has sufficient voting power to determine the outcome of all matters submitted to our stockholders for approval.

Each share of our Class A common stock has one-tenth of a vote per share and generally votes as a single class with our Class B common stock. Our Class B common stock has one vote per share and generally votes as a single class with our Class A common stock. Donegal Mutual has the right to vote approximately 65% of the aggregate voting power of our Class A common stock and our Class B common stock and has sufficient voting control to:

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

Donegal Mutual’s majority voting control, certain provisions of our certificate of incorporation and by-laws and certain provisions of Delaware law make it remote that anyone could acquire actual control of us unless Donegal Mutual were in favor of another person’s acquisition of control of us.

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

We have 2.0 million authorized shares of preferred stock that we could issue in one or more series without further stockholder approval, unless the DGCL or the rules of the NASDAQ Global Select Market otherwise require, and upon such terms and conditions, and having such rights, privileges and preferences, as our board of directors may determine. Our potential issuance of preferred stock may make it more difficult for a third party to acquire control of us.

Because we are an insurance holding company, no person can acquire or seek to acquire a 10% or greater interest in us without first obtaining approval of the insurance commissioners of the states of domicile of each of our insurance subsidiaries.

We own insurance subsidiaries domiciled in the states of Iowa, Maryland, Michigan, Pennsylvania, Virginia and Wisconsin, and Donegal Mutual controls an insurance company domiciled in Georgia. The insurance laws of each of these states provide that no person can acquire or seek to acquire a 10% or greater interest in us without first filing specified information with the insurance commissioners of those states and obtaining the prior approval of the proposed acquisition of a 10% or greater interest in us by each of the state insurance commissioners based on statutory standards designed to protect the safety and soundness of the insurance holding company and its subsidiary.

Because we are a grandfathered unitary savings and loan holding company, no person can acquire or seek to acquire more than a 10% interest in either class of our common stock without first obtaining approval of, or an exemption from, the FRB.

We own 48.2% of the outstanding stock of DFSC, which owns all of the outstanding stock of UCB. As a result of our ownership interest in DFSC, we are a grandfathered unitary savings and loan holding company regulated by the FRB under HOLA. No person may lawfully acquire more than 10% of any class of voting security of a unitary savings and loan holding company registered under the Exchange Act, as we are, without first filing specified information with the FRB and obtaining the FRB’s prior approval of the proposed acquisition or an exemption from the FRB for such acquisition.

Our insurance subsidiaries currently conduct business in a limited number of states, with a concentration of business in Pennsylvania, Michigan, Maryland and Virginia. Any single catastrophe occurrence or other condition affecting losses in these states could adversely affect the results of operations of our insurance subsidiaries.

Our insurance subsidiaries conduct business in 21 states located primarily in the Mid-Atlantic, Midwestern, New England and Southern states. A substantial portion of their business consists of private passenger and commercial automobile, homeowners and workers’ compensation insurance in Pennsylvania, Michigan, Maryland and Virginia. While our insurance subsidiaries and Donegal Mutual actively manage their respective exposure to catastrophes through their underwriting processes and the purchase of reinsurance, a single catastrophic occurrence, destructive weather pattern, general economic trend, terrorist attack, regulatory development or other condition affecting one or more of the states in which our insurance subsidiaries conduct substantial business could materially adversely affect their business, financial condition and results of operations. Common catastrophic events include hurricanes, earthquakes, tornadoes, wind and hail storms, fires, explosions and severe winter storms.

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

Our insurance subsidiaries market their insurance products solely through a network of approximately 2,400 independent insurance agencies. This agency distribution system is one of the most important components of the competitive profile of our insurance subsidiaries. As a result, our insurance subsidiaries depend to a material extent upon their independent agents, each of whom has the authority to bind our insurance subsidiaries to insurance coverage. To the extent that such independent agents’ marketing efforts fail to result in the maintenance of their current levels of volume and quality or they bind our insurance subsidiaries to unacceptable insurance risks, fail to comply with the established underwriting guidelines of our insurance subsidiaries or otherwise inappropriately market the products of our insurance subsidiaries, the business, financial condition and results of operations of our insurance subsidiaries could suffer.

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

We are dependent on dividends from our insurance subsidiaries for the payment of our operating expenses, our debt service and dividends to our stockholders; however, there are regulatory restrictions and business considerations that may limit the amount of dividends our insurance subsidiaries may pay to us.

As a holding company, we rely primarily on dividends from our insurance subsidiaries as a source of funds to meet our corporate obligations and to pay dividends to our stockholders. The amount of dividends our insurance subsidiaries can pay to us is subject to regulatory restrictions and depends on the amount of surplus our insurance subsidiaries maintain. From time to time, the NAIC and various state insurance regulators consider modifying the method of determining the amount of dividends that an insurance company may pay without prior regulatory approval. The maximum amount of ordinary dividends that our insurance subsidiaries can pay to us in 2015 without prior regulatory approval is approximately $31.2 million. Other business and regulatory considerations, such as the impact of dividends on surplus that could affect the ratings of our insurance subsidiaries, competitive conditions, RBC requirements, the investment results of our insurance subsidiaries and the amount of premiums that our insurance subsidiaries write could also adversely impact the ability of our insurance subsidiaries to pay dividends to us.

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

The affiliation with, and acquisition of, smaller, and often undercapitalized, insurance companies involves risks that could adversely affect our results of operations and financial condition. The risks associated with these affiliations and acquisitions include:

•	the potential inadequacy of reserves for losses and loss expenses of the other insurer;

•	the need to supplement management of the other insurer with additional experienced personnel;

•	conditions imposed by regulatory agencies that make the realization of cost-savings through integration of the operations of the other insurer with our operations more difficult;

•	the need of the other insurer for additional capital that we did not anticipate at the time of the acquisition; and

•	the use of more of our management’s time in improving the operations of the other insurer than we originally anticipated.

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

The loss of, or failure to attract, key personnel could significantly impede our financial plans, growth, marketing and other objectives and those of our insurance subsidiaries. The continued success of our insurance subsidiaries depends to a substantial extent on the ability and experience of their senior management. Our insurance subsidiaries and we believe that our future success is dependent on our ability to attract and retain additional skilled and qualified personnel and to expand, train and manage our employees. We and Donegal Mutual have two to five year automatically renewing employment agreements with our senior officers, including all of our named executive officers.

The reinsurance agreements on which our insurance subsidiaries rely do not relieve our insurance subsidiaries from their primary liability to their policyholders, and our insurance subsidiaries face a risk of non-payment from their reinsurers as well as the non-availability of reinsurance in the future.

Our insurance subsidiaries rely on reinsurance agreements to limit their maximum net loss from large single catastrophic risks or excess of loss risks in areas where our insurance subsidiaries may have a concentration of policyholders. Reinsurance also enables our insurance subsidiaries to increase their capacity to write insurance because it has the effect of leveraging the surplus of our insurance subsidiaries. Although the reinsurance our insurance subsidiaries maintain provides that the reinsurer is liable to them for any reinsured losses, the reinsurance agreements do not generally relieve our insurance subsidiaries from their primary liability to their policyholders if the reinsurer fails to pay the reinsurance claims of our insurance subsidiaries. To the extent that a reinsurer is unable to pay losses for which it is liable to our insurance subsidiaries, our insurance subsidiaries remain liable for such losses. At December 31, 2014, our insurance subsidiaries had approximately $119.6 million of reinsurance receivables from third-party reinsurers relating to paid and unpaid losses. Any insolvency or inability of these reinsurers to make timely payments to our insurance subsidiaries under the terms of their reinsurance agreements would adversely affect the results of operations of our insurance subsidiaries.

Michigan law requires MICO to provide unlimited lifetime medical benefits under the personal injury protection, or PIP, coverage of the personal automobile and commercial automobile policies it writes in the State of Michigan. Michigan law also requires MICO to be a member of the Michigan Catastrophic Claims Association, or MCCA, in order to write automobile insurance. The MCCA receives funding through assessments that its members collect from policyholders in the state and provides reinsurance for PIP claims that exceed a set retention. At December 31, 2014, MICO had approximately $49.3 million of reinsurance receivables from MCCA relating to paid and unpaid losses. The MCCA has generated significant operating deficits in recent years. Although we currently consider the risk to be remote, should the MCCA be unable to fulfill its payment obligations to MICO in the future, MICO’s financial condition and results of operations could be adversely affected.

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

Our equity in the earnings of DFSC primarily reflects the underlying results of operations of UCB. UCB is subject to a number of risks, which include, but are not limited to, the following:

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

The growth and profitability of our insurance subsidiaries depend, in part, on the effective maintenance and ongoing development of Donegal Mutual’s information technology systems.

Our insurance subsidiaries utilize Donegal Mutual’s information technology systems to conduct their insurance business, including policy quoting and issuance, claims processing, processing of incoming premium payments and other important functions. As a result, the ability of our insurance subsidiaries to grow their business and conduct profitable operations depends on Donegal Mutual’s ability to maintain its existing information technology systems and to develop new technology systems that will support the business of Donegal Mutual and our insurance subsidiaries in a cost-efficient manner and provide information technology capabilities equivalent to those of our competitors. The allocation among our insurance subsidiaries and Donegal Mutual of the costs of developing and maintaining Donegal Mutual’s information technology systems may impact adversely our insurance subsidiaries’ expense ratio and underwriting profitability, and such costs may exceed Donegal Mutual’s and our expectations. In addition, while Donegal Mutual is committed to developing and maintaining information technology systems that will allow Donegal Mutual and our insurance subsidiaries to compete effectively, Donegal Mutual’s information technology systems may not deliver the benefits Donegal Mutual and we expect and may fail to keep pace with our competitors’ information technology systems. As a result, Donegal Mutual and our insurance subsidiaries may not have the ability to grow their business and meet their profitability objectives.

Our insurance subsidiaries rely on Donegal Mutual’s information technology systems, and the disruption or failure of these systems or the compromise of the security of those systems that results in the theft or misuse of confidential information could materially impact adversely the business of Donegal Mutual and our insurance subsidiaries.

Our insurance subsidiaries’ business operations depend significantly upon the availability and successful operation of Donegal Mutual’s information technology systems in order to process new and renewal business, service their policies, process and settle claims and facilitate processing of premium payments. In addition, in the normal course of their operations, Donegal Mutual and our insurance subsidiaries collect, utilize and maintain confidential information regarding individuals and businesses. While Donegal Mutual has established various security measures to protect its information technology systems and confidential data, unanticipated computer viruses, malware, power outages, unauthorized access or other cyberattacks could disrupt those systems or result in the misappropriation or loss of confidential data. Disruption in the availability of Donegal Mutual’s information technology systems could impact the ability of Donegal Mutual and our insurance subsidiaries to underwrite and process their policies timely, process and settle claims promptly and provide expected levels of customer service to agents and policyholders.

While Donegal Mutual has identified threats to the security of its information technology systems, Donegal Mutual and we are unaware of any significant breach of the security measures Donegal Mutual maintains. A significant breach of the security of Donegal Mutual’s information technology systems that results in the misappropriation or misuse of confidential information could damage the business reputation of Donegal Mutual and our insurance subsidiaries and could expose Donegal Mutual and our insurance subsidiaries to litigation. The financial impact to Donegal Mutual, us and our insurance subsidiaries of a significant breach could be material.

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

Our insurance subsidiaries use credit scoring as a factor in making risk selection and pricing decisions for personal lines insurance products where allowed by state law . Recently, some consumer groups and regulators have questioned whether the use of credit scoring unfairly discriminates against people with low incomes, minority groups and the elderly. These consumer groups and regulators often call for the prohibition or restriction on the use of credit scoring in underwriting and pricing. Laws or regulations enacted in a number of states that significantly curtail the use of credit scoring in the underwriting process could reduce the future profitability of our insurance subsidiaries.

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

Our insurance subsidiaries are subject to assessments pursuant to the guaranty fund laws of the various states in which they conduct business. Generally, under these laws, our insurance subsidiaries can be assessed, depending upon the market share of our insurance subsidiaries in a given line of insurance business, to assist in the payment of unpaid claims and related costs of insolvent insurance companies in those states. We cannot predict the number and magnitude of future insurance company failures in the states in which our insurance subsidiaries conduct business, but future assessments could adversely affect the business, financial condition and results of operations of our insurance subsidiaries.

Our insurance subsidiaries must establish premium rates and loss and loss expense reserves from forecasts of the ultimate costs they expect will arise from risks underwritten during the policy period, and the profitability of our insurance subsidiaries could be adversely affected if their premium rates or reserves are insufficient to satisfy their ultimate costs.

One of the distinguishing features of the property and casualty insurance industry is that it prices its products before it knows its costs, since insurers generally establish their premium rates before they know the amount of losses they will incur. Accordingly, our insurance subsidiaries establish premium rates from forecasts of the ultimate costs they expect to arise from risks they have underwritten during the policy period. These premium rates may not be sufficient to cover the ultimate losses incurred. Further, our insurance subsidiaries must establish reserves for losses and loss expenses as balance sheet liabilities based upon estimates involving actuarial and statistical projections at a given time of what our insurance subsidiaries expect their ultimate liability to be. Significant periods of time often elapse between the occurrence of an insured loss and the reporting of the loss and the payment of that loss. It is possible that our insurance subsidiaries’ ultimate liability could exceed these estimates because of the future development of known losses, the existence of losses that have occurred but are currently unreported and larger than historical settlements of pending and unreported claims. The process of estimating reserves is inherently judgmental and can be influenced by a number of factors, including the following:

•	trends in claim frequency and severity;

•	changes in operations;

•	emerging economic and social trends;

•	inflation; and

•	changes in the regulatory and litigation environments.

If our insurance subsidiaries have insufficient premium rates or reserves, insurance regulatory authorities may require increases to these reserves. An increase in reserves results in an increase in losses and a reduction in net income for the period in which our insurance subsidiaries recognize a deficiency in reserves. Accordingly, an increase in reserves may adversely impact their business, liquidity, financial condition and results of operations.

The financial results of our insurance subsidiaries depend primarily on their ability to underwrite risks effectively and to charge adequate rates to policyholders.

The financial condition, cash flows and results of operations of our insurance subsidiaries depend on their ability to underwrite and set rates accurately for a full spectrum of risks across a number of lines of insurance. Rate adequacy is necessary to generate sufficient premium to pay losses, loss adjustment expenses and underwriting expenses and to realize a profit.

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

Our Class A common stock and our Class B common stock have limited liquidity. Reported average daily trading volume for our Class A common stock and our Class B common stock for the year ended December 31, 2014 was approximately 20,870 shares and approximately 458 shares, respectively. This limited liquidity could subject our shares of Class A common stock and our shares of Class B common stock to greater price volatility.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant

The following table sets forth information regarding the executive officers of Donegal Mutual and the Registrant as of December 31, 2014, each of whom has served with us for more than 10 years:

Name	Age	Position
Donald H. Nikolaus	72	President and Chief Executive Officer of Donegal Mutual since 1981; President and Chief Executive Officer of us since 1986. Chairman of our board of directors since April 2012.
Kevin G. Burke	49	Executive Vice President and Chief Operating Officer of Donegal Mutual and us since 2014; Acting Chief Executive Officer of us since August 29, 2014 and of Donegal Mutual since October 6, 2014; Senior Vice President of Human Resources of Donegal Mutual and us from 2005 to 2014; Vice President of Human Resources of Donegal Mutual and us from 2001 to 2005; other positions from 2000 to 2001.
Jeffrey D. Miller	50	Executive Vice President and Chief Financial Officer of Donegal Mutual and us since 2014; Senior Vice President and Chief Financial Officer of Donegal Mutual and us from 2005 to 2014; Vice President and Controller of Donegal Mutual and us from 2000 to 2005; other positions from 1995 to 2000.
Cyril J. Greenya	70	Senior Vice President and Chief Underwriting Officer of Donegal Mutual and us since 2005; Senior Vice President, Underwriting, of Donegal Mutual from 1997 to 2005; other positions from 1986 to 1997.
Sanjay Pandey	48	Senior Vice President and Chief Information Officer of Donegal Mutual and us since 2013; Vice President and Chief Information Officer of Donegal Mutual and us from 2009 to 2013; other positions from 2000 to 2009.
Robert G. Shenk	61	Senior Vice President, Claims, of Donegal Mutual and us since 1997; other positions from 1986 to 1997.
Daniel J. Wagner	54	Senior Vice President and Treasurer of Donegal Mutual and us since 2005; Vice President and Treasurer of Donegal Mutual and us from 2000 to 2005; other positions from 1993 to 2000.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class A common stock and Class B common stock trade on the NASDAQ Global Select Market under the symbols “DGICA” and “DGICB,” respectively. The following table shows the dividends paid per share and the stock price range for both classes of stock for each quarter during 2014 and 2013:

Quarter	High	Low	Cash Dividend Declared Per Share
2014 - Class A
1st	$15.96	$13.84	$—
2nd	15.90	14.05	0.1315
3rd	16.18	15.00	0.1315
4th	16.10	14.96	0.2630
2014 - Class B
1st	$26.01	$21.14	$—
2nd	27.75	18.26	0.1160
3rd	24.90	21.00	0.1160
4th	23.88	21.00	0.2320

2013 - Class A
1st	$16.52	$12.93	$—
2nd	15.59	13.90	0.1275
3rd	14.90	13.35	0.1275
4th	16.88	14.15	0.2550
2013 - Class B
1st	$28.49	$17.92	$—
2nd	27.85	19.00	0.1150
3rd	24.03	18.00	0.1150
4th	26.00	19.21	0.2300

At the close of business on March 2, 2015, we had approximately 1,889 holders of record of our Class A common stock and approximately 327 holders of record of our Class B common stock.

We declared dividends of $0.526 per share on our Class A common stock and $0.464 per share on our Class B common stock in 2014, compared to $0.51 per share on our Class A common stock and $0.46 per share on our Class B common stock in 2013.

We and Donegal Mutual did not purchase any shares of our Class A common stock or Class B common stock between October 1, 2014 and December 31, 2014.

Stock Performance Chart.

The following graph provides an indicator of cumulative total stockholder returns on our Class A common stock and our Class B common stock for the period beginning on December 31, 2009 and ending on December 31, 2014, compared to the Russell 2000 Index and a peer group comprised of seven property and casualty insurance companies over the same period. The peer group consists of Cincinnati Financial Corp., EMC Insurance Group Inc., Hanover Insurance, Horace Mann Educators, Selective Insurance Group Inc., State Auto Financial Corp. and United Fire and Casualty Co. The graph shows the change in value of an initial $100 investment on December 31, 2009, assuming reinvestment of all dividends.

	2009	2010	2011	2012	2013	2014
Donegal Group Inc. Class A	$100.00	$96.36	$97.82	$100.45	$117.81	$122.55
Donegal Group Inc. Class B	100.00	107.32	102.63	115.25	154.62	143.31
Russell 2000 Index	100.00	125.31	118.47	135.81	186.07	192.63
Peer Group	100.00	119.50	110.92	140.54	200.97	215.39

Value Line Publishing LLC prepared the foregoing performance graph and data. The performance graph and accompanying data shall not be deemed “filed” as part of this Form 10-K Report for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section and should not be deemed incorporated by reference into any other filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate the performance graph and accompanying data by reference into such filing.

Item 6.	Selected Financial Data.

Year Ended December 31,	2014	2013	2012	2011	2010

Income Statement Data
Premiums earned	$556,497,535	$515,291,944	$475,002,222	$431,470,184	$378,030,129
Investment income, net	18,344,382	18,795,239	20,168,919	20,858,179	19,949,714
Realized investment gains	3,134,081	2,423,442	6,859,439	12,281,267	4,395,720
Total revenues	586,547,742	547,110,065	514,982,585	475,017,619	408,549,446
Income (loss) before income taxes (benefit)	16,282,817	32,710,265	27,858,260	(6,739,313)	9,844,149
Income taxes (benefit)	1,743,799	6,388,273	4,765,640	(7,192,266)	(1,623,030)
Net income	14,539,018	26,321,992	23,092,620	452,953	11,467,179
Basic earnings per share - Class A	0.56	1.04	0.92	0.02	0.46
Diluted earnings per share - Class A	0.55	1.02	0.91	0.02	0.46
Cash dividends per share - Class A	0.53	0.51	0.49	0.48	0.46
Basic earnings per share - Class B	0.49	0.94	0.83	0.01	0.41
Diluted earnings per share - Class B	0.49	0.94	0.83	0.01	0.41
Cash dividends per share - Class B	0.46	0.46	0.44	0.43	0.41

Balance Sheet Data at Year End
Total investments	$832,941,077	$791,808,307	$806,429,032	$785,308,991	$728,541,814
Total assets	1,458,654,644	1,385,410,502	1,336,889,187	1,290,793,478	1,174,619,523
Debt obligations	58,500,000	63,000,000	72,465,000	74,965,000	56,082,371
Stockholders’ equity	416,134,643	396,877,111	400,034,094	383,451,592	380,102,810
Book value per share	15.40	15.02	15.63	15.01	14.86

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

At December 31, 2014, Donegal Mutual held approximately 36% of our outstanding Class A common stock and approximately 76% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 65% of the aggregate voting power of our outstanding shares of Class A common stock and our outstanding shares of Class B common stock.

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

In February 2009, our board of directors authorized a share repurchase program, pursuant to which we may purchase up to 300,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of Securities and Exchange Commission (“SEC”) Rule 10b-18 and in privately negotiated transactions. We purchased 846 and 24,240 shares of our Class A common stock under this program during 2014 and 2013, respectively. At December 31, 2014, we had the authority remaining to purchase 3,222 shares under this program.

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 additional shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of the SEC Rule 10b-18 and in privately negotiated transactions. We did not purchase shares under this program during 2014 or 2013.

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

Our insurance subsidiaries make estimates and assumptions that can have a significant effect on amounts and disclosures we report in our financial statements. The most significant estimates relate to the reserves of our insurance subsidiaries for property and casualty insurance unpaid losses and loss expenses, valuation of investments and determination of other-than-temporary investment impairments and the policy acquisition costs of our insurance subsidiaries. While we believe our estimates and the estimates of our insurance subsidiaries are appropriate, the ultimate amounts may differ from the estimates we provided. We regularly review our methods for making these estimates, and we reflect any adjustment we consider necessary in our results of operations for the period in which we make an adjustment.

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

Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced a decrease in claims frequency on workers’ compensation claims during the past several years while claims severity has gradually increased. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on workers’ compensation claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries attempt to make appropriate adjustments for such changes in their reserves. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at December 31, 2014. For every 1% change in our insurance subsidiaries’ estimate for loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $2.9 million.

The establishment of appropriate liabilities is an inherently uncertain process and we can provide no assurance that our insurance subsidiaries’ ultimate liability will not exceed our insurance subsidiaries’ loss and loss expense reserves and have an adverse effect on our results of operations and financial condition. Furthermore, we cannot predict the timing, frequency and extent of adjustments to our insurance subsidiaries’ estimated future liabilities, since the historical conditions and events that serve as a basis for our insurance subsidiaries’ estimates of ultimate claim costs may change. As is the case for substantially all property and casualty insurance companies, our insurance subsidiaries have found it necessary in the past to increase their estimated future liabilities for losses and loss expenses in certain periods and, in other periods, their estimates of future liabilities have exceeded their actual liabilities. Changes in our insurance subsidiaries’ estimate of their liability for losses and loss expenses generally reflect actual payments and their evaluation of information received since the prior reporting date. Our insurance subsidiaries recognized an increase in their liability for losses and loss expenses of prior years of $14.5 million, $10.4 million and $7.6 million in 2014, 2013 and 2012, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy, key reserving assumptions or claims management personnel, and have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in these years. The 2014 development represented 5.4% of the December 31, 2013 net carried reserves and resulted primarily from higher-than-expected severity in the private passenger automobile liability, commercial multiple peril and commercial automobile lines of business in accident years prior to 2014.

Excluding the impact of weather events, our insurance subsidiaries have noted stable amounts in the number of claims incurred and a slight downward trend in the number of claims outstanding at period ends relative to their premium base in recent years across most of their lines of business. However, the amount of the average claim outstanding has increased gradually over the past several years as the United States property and casualty insurance industry has experienced increased litigation trends and economic conditions that have extended the estimated length of disabilities and contributed to increased medical loss costs. We have also experienced a general slowing of settlement rates in litigated claims. Our insurance subsidiaries could have to make further adjustments to their estimates in the future. However, on the basis of our insurance subsidiaries’ internal procedures, which analyze, among other things, their prior assumptions, their experience with similar cases and historical trends such as reserving patterns, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes, we believe that our insurance subsidiaries have made adequate provision for their liability for losses and loss expenses at December 31, 2014.

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

Our insurance subsidiaries’ liability for losses and loss expenses by major line of business at December 31, 2014 and 2013 consisted of the following:

	2014	2013
	(in thousands)
Commercial lines:
Automobile	$44,270	$36,017
Workers’ compensation	89,995	79,932
Commercial multi-peril	48,499	39,822
Other	2,679	2,716

Total commercial lines	185,443	158,487

Personal lines:
Automobile	90,207	92,280
Homeowners	15,053	13,367
Other	1,598	1,471

Total personal lines	106,858	107,118

Total commercial and personal lines	292,301	265,605
Plus reinsurance recoverable	245,957	230,014

Total liability for losses and loss expenses	$538,258	$495,619

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

Change in Loss and Loss Expense Reserves Net of Reinsurance	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2014	Percentage Change in Equity at December 31, 2014(1)	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2013	Percentage Change in Equity at December 31, 2013(1)
(dollars in thousands)
-10.0%	$263,071	4.6%	$239,045	4.4%
-7.5	270,378	3.4	245,685	3.3
-5.0	277,686	2.3	252,325	2.2
-2.5	284,993	1.1	258,965	1.1
Base	292,301	—	265,605	—
2.5	299,609	-1.1	272,245	-1.1
5.0	306,916	-2.3	278,885	-2.2
7.5	314,224	-3.4	285,525	-3.3
10.0	321,531	-4.6	292,166	-4.4

(1)	Net of income tax effect.

Our insurance subsidiaries base their reserves for unpaid losses and loss expenses on current trends in loss and loss expense development and reflect their best estimates for future amounts needed to pay losses and loss expenses with respect to incurred events currently known to them plus incurred but not reported (“IBNR”) claims. Our insurance subsidiaries develop their reserve estimates based on an assessment of known facts and circumstances, review of historical loss settlement patterns, estimates of trends in claims severity, frequency, legal and regulatory changes and other assumptions. Our insurance subsidiaries consistently apply actuarial loss reserving techniques and assumptions, which rely on historical information as adjusted to reflect current conditions, including consideration of recent case reserve activity. Our insurance subsidiaries use the most-likely number their actuaries determine. For the year ended December 31, 2014, the actuaries developed a range from a low of $266.3 million to a high of $310.4 million and with a most-likely number of $292.3 million. The actuaries’ range of estimates for commercial lines in 2014 was $169.0 million to $203.5 million, and the actuaries selected the most-likely number of $185.4 million. The actuaries’ range of estimates for personal lines in 2014 was $97.3 million to $106.9 million, and the actuaries selected the most-likely number of $106.9 million. For the year ended December 31, 2013, the actuaries developed a range from a low of $238.8 million to a high of $295.5 million and with a most-likely number of $265.6 million. The actuaries’ range of estimates for commercial lines in 2013 was $142.5 million to $176.2 million, and the actuaries selected the most-likely number of $158.5 million. The actuaries’ range of estimates for personal lines in 2013 was $96.2 million to $119.3 million, and the actuaries selected the most-likely number of $107.1 million.

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

The following table presents 2014 and 2013 claim count and payment amount information for workers’ compensation. Workers’ compensation losses primarily consist of indemnity and medical costs for injured workers.

	For the Year Ended December 31,
(dollars in thousands)	2014	2013
Number of claims pending, beginning of period	2,609	2,345
Number of claims reported	6,165	6,869
Number of claims settled or dismissed	6,092	6,605
Number of claims pending, end of period	2,682	2,609

Losses paid	$36,753	$32,419
Loss expenses paid	7,602	7,365

Investments

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we write down the investment to its fair value and we reflect the amount of the write-down as a realized loss in our results of operations when we consider the decline in value of an individual investment to be other than temporary. We individually monitor all investments for other-than-temporary declines in value. Generally, we assume there has been an other-than-temporary decline in value if an individual equity security has depreciated in value by more than 20% of original cost and has been in such an unrealized loss position for more than six months. We held 12 equity securities that were in an unrealized loss position at December 31, 2014. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we considered these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, company or geographic events that have negatively impacted the value of a security and rating agency downgrades. We held 95 debt securities that were in an unrealized loss position at December 31, 2014. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary. We did not recognize any impairment losses in 2014, 2013 or 2012.

We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at December 31, 2014 as follows:

	Less than 12 months		12 months or longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$6,821,013	$18,511	$937,448	$1,482
Obligations of states and political subdivisions	4,145,920	15,356	1,309,285	3,686
Corporate securities	26,854,423	499,697	2,397,635	35,866
Mortgage-backed securities	13,360,859	71,730	9,025,795	132,134
Equity securities	7,511,808	815,628	—	—

Totals	$58,694,023	$1,420,922	$13,670,163	$173,168

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

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. We generally obtain two prices per security. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates we obtain are representative of fair values based upon their general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against the expectations of our investment personnel with respect to pricing based on fair market curves, security ratings, coupon rates, security type and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At December 31, 2014, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at December 31, 2014, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

We had no sales or transfers from the held to maturity portfolio in 2014, 2013 or 2012.

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

Management Evaluation of Operating Results

Despite headwinds from economic uncertainty, challenging insurance market conditions and unusually adverse weather conditions that affected our results in recent years, we believe that our focused business strategy, including our insurance subsidiaries’ disciplined underwriting practices, have positioned us well for 2015 and beyond.

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

We use the following financial data to monitor and evaluate our operating results:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Net premiums written:
Personal lines:
Automobile	$204,174	$196,363	$195,132
Homeowners	113,576	106,420	97,120
Other	16,989	15,915	16,319

Total personal lines	334,739	318,698	308,571

Commercial lines:
Automobile	65,552	58,165	51,261
Workers’ compensation	88,739	77,589	65,390
Commercial multi-peril	83,413	74,516	64,476
Other	6,758	4,463	6,749

Total commercial lines	244,462	214,733	187,876

Total net premiums written	$579,201	$533,431	$496,447

Components of GAAP combined ratio:
Loss ratio	69.8%	66.6%	70.1%
Expense ratio	31.4	31.8	31.2
Dividend ratio	0.5	0.4	0.3

GAAP combined ratio	101.7%	98.8%	101.6%

Revenues:
Premiums earned:
Personal lines	$325,442	$312,309	$300,272
Commercial lines	231,056	202,983	174,735

SAP premiums earned	556,498	515,292	475,007
GAAP adjustments	—	—	(5)

GAAP premiums earned	556,498	515,292	475,002
Net investment income	18,344	18,795	20,169
Realized investment gains	3,134	2,423	6,859
Equity in earnings of DFSC	1,243	2,908	4,533
Other	7,329	7,692	8,420

Total revenues	$586,548	$547,110	$514,983

	Year Ended December 31,
(in thousands)	2014	2013	2012
Components of net income:
Underwriting (loss) income:
Personal lines	$(6,383)	$1,654	$(18,236)
Commercial lines	(9,434)	(524)	5,251

SAP underwriting (loss) income	(15,817)	1,130	(12,985)
GAAP adjustments	6,312	5,175	5,545

GAAP underwriting (loss) income	(9,505)	6,305	(7,440)
Net investment income	18,344	18,795	20,169
Realized investment gains	3,134	2,423	6,859
Equity in earnings of DFSC	1,243	2,908	4,533
Other	3,067	2,279	3,737

Income before income tax	16,283	32,710	27,858
Income tax	(1,744)	(6,388)	(4,765)

Net income	$14,539	$26,322	$23,093

Statutory Combined Ratios

We evaluate our insurance operations by monitoring certain key measures of growth and profitability. In addition to using GAAP-based performance measurements, we also utilize certain non-GAAP financial measures that we believe are valuable in managing our business and for comparison to our peers. These non-GAAP measures are underwriting (loss) income, statutory combined ratio and net premiums written. An insurance company’s statutory combined ratio is a standard measure of underwriting profitability. This ratio is the sum of the ratio of calendar-year incurred losses and loss expenses to premiums earned; the ratio of expenses incurred for commissions, premium taxes and underwriting expenses to premiums written and the ratio of dividends to policyholders to premiums earned. The statutory combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. A ratio of less than 100 percent generally indicates underwriting profitability. The statutory combined ratio differs from the GAAP combined ratio. In calculating the GAAP combined ratio, installment payment fees are not deducted from incurred expenses and the expense ratio is based on premiums earned instead of premiums written. The following table sets forth our insurance subsidiaries’ statutory combined ratios by major line of business for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Commercial lines:
Automobile	115.0%	104.9%	94.5%
Workers’ compensation	91.1	96.9	98.1
Commercial multi-peril	102.9	92.9	90.5
Total commercial lines	99.8	95.7	91.2

Personal lines:
Automobile	102.8	103.2	108.1
Homeowners	97.8	93.0	100.9
Total personal lines	101.0	98.8	105.0
Total commercial and personal lines	100.5	97.4	99.8

Results of Operations

YEAR ENDED DECEMBER 31, 2014 COMPARED TO YEAR ENDED DECEMBER 31, 2013

Net Premiums Written

Our insurance subsidiaries’ 2014 net premiums written increased 8.6% to $579.2 million, compared to $533.4 million for 2013. We primarily attribute the increase to a reduction in MICO’s quota-share reinsurance, the impact of premium rate increases and an increase in the writing of commercial lines of insurance. Effective January 1, 2014, MICO reduced its external quota-share reinsurance percentage from 30% to 20%. Commercial lines net premiums written increased $29.7 million, or 13.8%, for 2014 compared to 2013. The increase includes $5.6 million related to the reduction in the amount of premium MICO reinsured in 2014, with the remainder attributable to premium rate increases and increased writings of new accounts in the commercial automobile, commercial multi-peril and workers’ compensation lines of business. Personal lines net premiums written increased $16.0 million, or 5.0%, for 2014 compared to 2013. The increase includes $4.1 million resulting from the reduction in the amount of premium MICO reinsured in 2014, with the remainder primarily attributable to premium rate increases.

Net Premiums Earned

Our insurance subsidiaries’ net premiums earned increased to $556.5 million for 2014, an increase of $41.2 million, or 8.0%, over 2013, reflecting increases in net premiums written during 2013 and 2014. Our insurance subsidiaries earn premiums and recognize them as income over the terms of the policies they issue. Such terms are generally one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding twelve-month period compared to the same period one year earlier.

Investment Income

For 2014, our net investment income was $18.3 million, representing a slight decrease from 2013. An increase in our average invested assets from $799.1 million in 2013 to $812.4 million in 2014 was offset by a decrease in our annualized average rate of return to 2.3% in 2014, compared to 2.4% in 2013.

Installment Payment Fees

Our insurance subsidiaries’ installment fees decreased primarily as a result of their customers’ increased usage of payment plans that have lower installment payment fees during 2014.

Net Realized Investment Gains/Losses

Our net realized investment gains in 2014 and 2013 were $3.1 million and $2.4 million, respectively. The net realized investment gains in 2014 and 2013 resulted from normal turnover within our investment portfolio. We did not recognize any impairment losses during 2014 or 2013.

Equity in Earnings of DFSC

Our equity in the earnings of DFSC in 2014 and 2013 was $1.2 million and $2.9 million, respectively. The decrease in DFSC’s earnings during 2014 compared to 2013 resulted from a lesser benefit from acquisition accounting adjustments and a charge to terminate a lease obligation related to UCB’s former main office.

Losses and Loss Expenses

Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, was 69.8% in 2014, compared to 66.6% in 2013. Our insurance subsidiaries’ commercial lines loss ratio increased to 72.0% in 2014, compared to 67.1% in 2013. This increase resulted primarily from the commercial automobile loss ratio increasing to 83.2% in 2014, compared to 73.0% in 2013, and the commercial multi-peril loss ratio increasing to 73.5% in 2014, compared to 61.5% in 2013. The personal lines loss ratio increased to 68.2% in 2014, compared to 66.3% in 2013, primarily as a result of a increase in the homeowners loss ratio to 60.4% in 2014, compared to 57.7% in 2013, primarily as a result of an increase in weather-related claims. Our insurance subsidiaries experienced unfavorable loss reserve development of approximately $14.5 million during 2014 in their reserves for prior accident years, compared to unfavorable loss reserve development of approximately $10.4 million during 2013. The change in loss reserve development patterns occurred primarily within our insurance subsidiaries’ commercial automobile, commercial multi-peril and personal automobile reserves.

Underwriting Expenses

Our insurance subsidiaries’ expense ratio, which is the ratio of policy acquisition and other underwriting expenses to premiums earned, was 31.4% in 2014, compared to 31.8% in 2013.

Combined Ratio

Our insurance subsidiaries’ combined ratio was 101.7% and 98.8% in 2014 and 2013, respectively. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned. We attribute the increase in our combined ratio primarily to the increase in our loss ratio.

Interest Expense

Our interest expense in 2014 decreased slightly to $1.5 million, compared to $1.6 million in 2013.

Income Taxes

Our income tax expense was $1.7 million in 2014, compared to $6.4 million in 2013. Our effective tax rate for 2014 was 10.7%, compared to 19.5% for 2013. The decrease in our 2014 effective tax rate was primarily due to tax-exempt interest income representing a larger proportion of income before income tax expense in 2014 compared to 2013.

Net Income and Earnings Per Share

Our net income in 2014 was $14.5 million, or $.55 per share of Class A common stock on a diluted basis and $.49 per share of Class B common stock, compared to $26.3 million, or $1.02 per share of Class A common stock on a diluted basis and $.94 per share of Class B common stock, in 2013. We had 21.4 million and 20.8 million Class A shares outstanding at December 31, 2014 and 2013, respectively. We had 5.6 million Class B shares outstanding for both periods. There are no outstanding securities that dilute our shares of Class B common stock.

Book Value Per Share and Return on Equity

Our stockholders’ equity increased by $19.3 million in 2014. We attribute the increase primarily to net after-tax unrealized gains within our available-for-sale fixed maturity investment portfolio during 2014. Book value per share increased to $15.40 at December 31, 2014, compared to $15.02 a year earlier. Our return on average equity was 3.6% for 2014, compared to 6.6% for 2013.

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

Losses and Loss Expenses

Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, was 66.6% in 2013, compared to 70.1% in 2012. Our insurance subsidiaries’ commercial lines loss ratio increased to 67.1% in 2013, compared to 65.5% in 2012. This increase resulted primarily from the commercial automobile loss ratio increasing to 73.0% in 2013, compared to 63.8% in 2012, and the commercial multi-peril ratio increasing to 61.5% in 2013, compared to 60.2% in 2012. We primarily attribute these increases to increased weather-related claims and increases in claims severity. The personal lines loss ratio decreased to 66.3% in 2013, compared to 72.8% in 2012, primarily as a result of a decrease in the homeowners loss ratio to 57.7% in 2013, compared to 66.1% in 2012, as a result of a decrease in weather-related claims. Our insurance subsidiaries experienced unfavorable loss reserve development of approximately $10.4 million during 2013 in their reserves for prior accident years, compared to unfavorable loss reserve development of approximately $7.6 million during 2012. The change in loss reserve development patterns occurred primarily within our insurance subsidiaries’ workers’ compensation, commercial automobile, commercial multi-peril and personal automobile reserves.

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

We have historically generated sufficient net positive cash flow from our operations to fund our commitments and build our investment portfolio, thereby increasing future investment returns. The pooling agreement with Donegal Mutual historically has been cash flow positive because of the profitability of the underwriting pool. Because we settle the pool monthly, our cash flows are substantially similar to the cash flows that would result from the underwriting of direct business. We maintain a high degree of liquidity in our investment portfolio in the form of marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective. This laddering approach provides an additional measure of liquidity to meet our obligations and the obligations of our insurance subsidiaries should an unexpected variation occur in the future. Net cash flows provided by operating activities in 2014, 2013 and 2012 were $44.5 million, $46.0 million and $25.0 million, respectively.

In June 2014, we renewed our existing credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a $60.0 million unsecured, revolving line of credit. The line of credit now expires in July 2017. We have the right to request a one-year extension of the credit agreement as of each anniversary date of the agreement. At December 31, 2014, we had $38.5 million in outstanding borrowings and had the ability to borrow an additional $21.5 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus 2.25%. The interest rate on our outstanding borrowings is adjustable quarterly. At December 31, 2014, the interest rate on our outstanding borrowings was 2.42%. We pay a fee of 0.2% per annum on the loan commitment amount regardless of usage. The credit agreement requires our compliance with certain covenants. These covenants include minimum levels of our net worth, leverage ratio, statutory surplus and the A.M. Best ratings of our insurance subsidiaries. We complied with all requirements of the credit agreement during 2014.

MICO has an agreement with the FHLB of Indianapolis. Through its membership, MICO has the ability to issue debt to the FHLB of Indianapolis in exchange for cash advances. There were no outstanding borrowings at December 31, 2014 or 2013.

Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. During 2013, Atlantic States issued secured debt in the principal amount of $15.0 million to the FHLB of Pittsburgh in exchange for cash advances in the amount of $15.0 million. Atlantic States then loaned $15.0 million to us. We used the proceeds of our loan from Atlantic States to fund our prepayment of our subordinated debentures. Atlantic States had $15.0 million in outstanding borrowings with the FHLB of Pittsburgh at December 31, 2014 and 2013. The interest rate on the advances from the FHLB of Pittsburgh was .31% at December 31, 2014.

The following table shows expected payments for our significant contractual obligations at December 31, 2014:

(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Net liability for unpaid losses and loss expenses of our insurance subsidiaries	$292,301	$137,419	$130,521	$11,297	$13,064
Subordinated debentures	5,000	—	—	—	5,000
Borrowings under lines of credit	53,500	15,000	38,500	—	—

Total contractual obligations	$350,801	$152,419	$169,021	$11,297	$18,064

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

We estimated the timing of the amounts for the borrowings under our lines of credit based on their contractual maturities that we discuss in Note 9 - Borrowings. Our borrowings under our lines of credit carry interest rates that vary as discussed in Note 9 - Borrowings. Based upon the interest rates in effect at December 31, 2014, our annual interest cost associated with our borrowings under our lines of credit is approximately $1.0 million. For every 1% change in the interest rate associated with our borrowings under our lines of credit, the effect on our annual interest cost would be approximately $535,000.

The cash dividends we declared to our stockholders totaled $13.7 million, $13.0 million and $12.3 million in 2014, 2013 and 2012, respectively. There are no regulatory restrictions on our payment of dividends to our stockholders, although there are state law restrictions on the payment of dividends from our insurance subsidiaries to us. Our insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis and are subject to regulations under which their payment of dividends from statutory surplus is restricted and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk-based capital (“RBC”) requirements. The amount of statutory capital and surplus necessary for our insurance subsidiaries to satisfy regulatory requirements, including the RBC requirements, was not significant in relation to our insurance subsidiaries’ statutory capital and surplus at December 31, 2014. In 2015, amounts available for distribution as dividends to us from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities are $19.1 million from Atlantic States, $1.0 million from Southern, $2.7 million from Le Mars, $4.2 million from Peninsula, $0 from Sheboygan and $4.2 million from MICO, or a total of approximately $31.2 million.

Investments

At December 31, 2014 and 2013, our investment portfolio of primarily investment-grade bonds, common stock, short-term investments and cash totaled $868.5 million and $819.4 million, respectively, representing 59.5% and 59.1%, respectively, of our total assets (see “Business - Investments” for more information).

	December 31,
	2014		2013		2012
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Fixed maturities:
Total held to maturity	$307,392	36.9%	$240,370	30.4%	$42,100	5.2%
Total available for sale	435,150	52.2	403,652	51.0	694,510	86.1

Total fixed maturities	742,542	89.1	644,022	81.4	736,610	91.3
Equity securities	30,822	3.7	12,423	1.5	8,757	1.1
Investments in affiliates	39,284	4.7	35,685	4.5	37,236	4.6
Short-term investments	20,293	2.5	99,678	12.6	23,826	3.0

Total investments	$832,941	100.0%	$791,808	100.0%	$806,429	100.0%

The carrying value of our fixed maturity investments represented 89.1% and 81.4% of our total invested assets at December 31, 2014 and 2013, respectively.

Our fixed maturity investments consisted of high-quality marketable bonds, of which 99.3% and 100.0% were rated at investment-grade levels at December 31, 2014 and 2013, respectively.

At December 31, 2014, the net unrealized gain on our available-for-sale fixed maturity investments, net of deferred taxes, amounted to $13.6 million, compared to $8.7 million at December 31, 2013.

At December 31, 2014, the net unrealized gain on our equity securities, net of deferred taxes, amounted to $543,526, compared to $165,573 at December 31, 2013.

Impact of Inflation

Our insurance subsidiaries establish their property and casualty insurance premium rates before they know the amount of losses and loss settlement expenses or the extent to which inflation may impact such expenses. Consequently, our insurance subsidiaries attempt, in establishing rates, to anticipate the potential future impact of inflation. Our insurance subsidiaries account for inflation in the reserving function through analysis of costs and trends and reviews of historical reserving results.

Impact of New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update (“ASU”) related to the accounting for revenue from contracts with customers. The intent of this standard is to help reduce diversity in practice and enhance comparability between entities related to revenue recognition. The standard is effective for fiscal years beginning after December 15, 2016. Since the accounting for insurance contracts is outside of the scope of this ASU, we do not expect this standard to have a significant impact on our financial condition, cash flows or results of operations.

In August 2014, the FASB issued an ASU related to the disclosure of uncertainties about an entity’s ability to continue as a going concern. The intent of this standard is to help reduce the diversity in the timing and content of footnote disclosures as those disclosures relate to an entity’s ability to continue as a going concern. The standard is effective for annual periods ending after December 15, 2016. If conditions or events raise substantial doubt that is not alleviated, an entity should disclose that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued), along with the principal conditions or events that raise substantial doubt, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations and management’s plans that are intended to mitigate those conditions.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to the impact of interest rate changes, to changes in fair values of investments and to credit risk.

In the normal course of business, we employ established policies and procedures to manage our exposure to changes in interest rates, fluctuations in the fair market value of our debt and equity securities and credit risk. We seek to mitigate these risks by various actions we describe below.

Interest Rate Risk

Our exposure to market risk for a change in interest rates is concentrated in our investment portfolio. We monitor this exposure through periodic reviews of our asset and liability positions. We regularly monitor estimates of cash flows and the impact of interest rate fluctuations relating to our investment portfolio. Generally, we do not hedge our exposure to interest rate risk because we have the capacity to, and do, hold fixed-maturity investments to maturity.

Principal cash flows and related weighted-average interest rates by stated maturity dates for the financial instruments we hold that are sensitive to interest rates at December 31, 2014 are as follows:

(in thousands)	Principal Cash Flows	Weighted- Average Interest Rate
Fixed-maturity and short-term investments:
2015	$54,875	1.99%
2016	19,014	3.91
2017	26,595	3.29
2018	30,317	4.47
2019	32,461	3.07
Thereafter	584,622	3.91

Total	$747,884

Fair value	$777,599

Debt:
2014	$15,000	0.31%
2015	38,500	2.42
Thereafter	5,000	5.00

Total	$58,500

Fair value	$58,500

Actual cash flows from investments may differ from those depicted above as a result of calls and prepayments.

Equity Price Risk

Our portfolio of equity securities, which we carry on our consolidated balance sheets at estimated fair value, has exposure to price risk, which is the risk of potential loss in estimated fair value resulting from an adverse change in prices. Our objective is to mitigate this risk and to earn competitive relative returns by investing in a diverse portfolio of high-quality, liquid securities.

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

Because the pooling agreement does not relieve Atlantic States of primary liability as the originating insurer, Atlantic States is subject to a concentration of credit risk arising from the business Atlantic States cedes to Donegal Mutual. Our insurance subsidiaries maintain reinsurance agreements with Donegal Mutual and with a number of other major unaffiliated authorized reinsurers.

Through November 30, 2010, MICO and West Bend Mutual Insurance Company (“West Bend”) were parties to quota-share reinsurance agreements whereby MICO ceded 75% of its business to West Bend. MICO and West Bend terminated the reinsurance agreement in effect at November 30, 2010 on a run-off basis. West Bend’s obligations related to all past reinsurance agreements with MICO remain in effect for all policies with effective dates prior to December 1, 2010. West Bend and MICO entered into a trust agreement on December 1, 2010. Under the terms of the trust agreement, West Bend placed into trust, for the sole benefit of MICO, assets with a fair value equal to the amount of unearned premiums and unpaid losses and loss expenses, reduced by any net premium balances not yet paid by MICO, that West Bend had assumed pursuant to such reinsurance agreements at November 30, 2010. The amount of assets required to be held in trust adjusts monthly based upon the remaining net obligations of West Bend. West Bend may terminate the trust agreement on the earlier of December 1, 2020 or the date on which the obligations of West Bend are equal to or less than $5.0 million. As of December 31, 2014, West Bend’s net obligations under the reinsurance agreements were approximately $10.8 million, and the fair value of assets held in trust was approximately $12.6 million.

Item 8.	Financial Statements and Supplementary Data.

Donegal Group Inc.

Consolidated Balance Sheets

	December 31,
	2014	2013
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost (fair value $322,155,079 and $238,790,476 )	$307,391,699	$240,370,277
Available for sale, at fair value (amortized cost $414,201,436 and $390,254,251)	435,149,784	403,651,965
Equity securities, available for sale, at fair value (cost $29,985,828 and $12,168,110)	30,822,022	12,422,837
Investments in affiliates	39,283,924	35,685,433
Short-term investments, at cost, which approximates fair value	20,293,648	99,677,795

Total investments	832,941,077	791,808,307
Cash	35,578,509	27,636,416
Accrued investment income	5,751,376	5,423,531
Premiums receivable	133,306,961	123,904,629
Reinsurance receivable	253,635,890	244,239,113
Deferred policy acquisition costs	48,298,608	43,627,510
Deferred tax asset, net	17,146,303	20,310,558
Prepaid reinsurance premiums	115,871,783	112,663,942
Property and equipment, net	7,668,340	6,424,703
Accounts receivable - securities	—	1,187,866
Federal income taxes recoverable	581,477	420,952
Goodwill	5,625,354	5,625,354
Other intangible assets	958,010	958,010
Other	1,290,956	1,179,611

Total assets	$1,458,654,644	$1,385,410,502

Liabilities and Stockholders’ Equity
Liabilities
Losses and loss expenses	$538,258,406	$495,619,269
Unearned premiums	408,646,363	382,734,642
Accrued expenses	19,429,627	19,265,097
Reinsurance balances payable	7,841,172	17,948,808
Borrowings under lines of credit	53,500,000	58,000,000
Cash dividends declared to stockholders	3,467,273	3,299,182
Subordinated debentures	5,000,000	5,000,000
Accounts payable - securities	—	751,641
Due to affiliate	2,409,347	2,170,225
Drafts payable	1,950,765	1,386,285
Other	2,017,048	2,358,242

Total liabilities	1,042,520,001	988,533,391

Stockholders’ Equity
Preferred stock, $.01 par value, authorized 2,000,000 shares; none issued	—	—

Class A common stock, $.01 par value, authorized 40,000,000 shares, issued 22,389,369 and 21,786,765 shares and outstanding 21,447,661 and 20,845,903 shares	223,894	217,868
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	200,348,783	189,116,410
Accumulated other comprehensive income (loss)	5,353,269	(2,312,890)
Retained earnings	223,253,887	222,888,887
Treasury stock, at cost	(13,101,682)	(13,089,656)

Total stockholders’ equity	416,134,643	396,877,111

Total liabilities and stockholders’ equity	$1,458,654,644	$1,385,410,502

See accompanying notes to consolidated financial statements.

Donegal Group Inc.

Consolidated Statements of Income and Comprehensive Income

	Years Ended December 31,
	2014	2013	2012
Statements of Income
Revenues
Net premiums earned (includes affiliated reinsurance of $167,070,235, $156,938,714 and $142,608,940 - see note 3)	$556,497,535	$515,291,944	$475,002,222
Investment income, net of investment expenses	18,344,382	18,795,239	20,168,919
Installment payment fees	6,473,288	6,841,778	7,465,532
Lease income	855,546	849,795	953,216
Net realized investment gains (includes $3,134,081 and 2,423,442 accumulated other comprehensive income reclassification)	3,134,081	2,423,442	6,859,439
Equity in earnings of DFSC	1,242,910	2,907,867	4,533,257

Total revenues	586,547,742	547,110,065	514,982,585

Expenses
Net losses and loss expenses (includes affiliated reinsurance of $108,847,508, $86,962,750 and $81,219,926 - see note 3)	388,401,182	343,127,951	332,871,584
Amortization of deferred policy acquisition costs	90,146,000	81,753,000	74,314,000
Other underwriting expenses	84,659,364	82,196,700	73,914,514
Policyholder dividends	2,795,515	1,909,569	1,342,582
Interest	1,516,983	1,635,323	2,358,711
Other	2,745,881	3,777,257	2,322,934

Total expenses	570,264,925	514,399,800	487,124,325

Income before income tax expense	16,282,817	32,710,265	27,858,260
Income tax expense (includes $1,065,588 and $823,970 income tax expense from reclassification items)	1,743,799	6,388,273	4,765,640

Net income	$14,539,018	$26,321,992	$23,092,620

Basic earnings per common share:
Class A common stock	$0.56	$1.04	$0.92

Class B common stock	$0.49	$0.94	$0.83

Diluted earnings per common share:
Class A common stock	$0.55	$1.02	$0.91

Class B common stock	$0.49	$0.94	$0.83

Statements of Comprehensive Income
Net income	$14,539,018	$26,321,992	$23,092,620

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) arising during the period, net of income tax expense (benefit) of $5,193,522, ($14,633,895) and $4,833,143	9,734,652	(27,107,995)	9,171,817
Reclassification adjustment for gains included in net income, net of income tax of $1,065,588, $823,970 and $2,332,209	(2,068,493)	(1,599,472)	(4,527,230)

Other comprehensive income (loss)	7,666,159	(28,707,467)	4,644,587

Comprehensive income (loss)	$22,205,177	$(2,385,475)	$27,737,207

See accompanying notes to consolidated financial statements.

Donegal Group Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock					Accumulated Other			Total
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Stockholders’ Equity
Balance, January 1, 2012	20,752,999	5,649,240	$207,530	$56,492	$170,836,943	$23,533,447	$199,604,700	$(10,787,520)	$383,451,592

Issuance of common stock (stock compensation plans)	188,822		1,889		2,995,622				2,997,511
Net income							23,092,620		23,092,620
Cash dividends							(12,278,965)		(12,278,965)
Grant of stock options					2,531,598		(2,531,598)		—
Tax benefit on exercise of stock options					52,422				52,422
Purchase of treasury stock								(1,925,673)	(1,925,673)
Other comprehensive income						4,644,587			4,644,587

Other						(1,783,457)	1,783,457		—

Balance, December 31, 2012	20,941,821	5,649,240	$209,419	$56,492	$176,416,585	$26,394,577	$209,670,214	$(12,713,193)	$400,034,094

Issuance of common stock (stock compensation plans)	844,944		8,449		12,108,468				12,116,917
Net income							26,321,992		26,321,992
Cash dividends							(13,043,121)		(13,043,121)
Grant of stock options					60,198		(60,198)		—
Tax benefit on exercise of stock options					531,159				531,159
Purchase of treasury stock								(376,463)	(376,463)
Other comprehensive loss						(28,707,467)			(28,707,467)

Balance, December 31, 2013	21,786,765	5,649,240	217,868	56,492	189,116,410	(2,312,890)	222,888,887	(13,089,656)	396,877,111

Issuance of common stock (stock compensation plans)	602,604		6,026		10,497,881				10,503,907
Net income							14,539,018		14,539,018
Cash dividends							(13,744,059)		(13,744,059)
Grant of stock options					429,959		(429,959)		—
Tax benefit on exercise of stock options					304,533				304,533
Purchase of treasury stock								(12,026)	(12,026)
Other comprehensive income						7,666,159			7,666,159

Balance, December 31, 2014	22,389,369	5,649,240	$223,894	$56,492	$200,348,783	$5,353,269	$223,253,887	$(13,101,682)	$416,134,643

See accompanying notes to consolidated financial statements.

Donegal Group Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net income	$14,539,018	$26,321,992	$23,092,620

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,523,692	3,049,101	3,950,693
Net realized investment gains	(3,134,081)	(2,423,442)	(6,859,439)
Equity in earnings of DFSC	(1,242,910)	(2,907,867)	(4,533,257)
Changes in Assets and Liabilities:
Losses and loss expenses	42,639,137	36,791,874	16,419,780
Unearned premiums	25,911,721	19,646,539	26,150,842
Accrued expenses	164,530	2,124,265	(3,815,717)
Premiums receivable	(9,402,332)	(6,708,151)	(12,481,151)
Deferred policy acquisition costs	(4,671,098)	(3,505,813)	(3,696,742)
Deferred income taxes	(963,679)	1,414,843	1,151,250
Reinsurance receivable	(9,396,777)	(28,345,791)	(6,069,415)
Accrued investment income	(327,845)	908,554	380,953
Amounts due to affiliate	239,122	(2,409,212)	(806,954)
Reinsurance balances payable	(10,107,636)	4,007,471	(6,098,002)
Prepaid reinsurance premiums	(3,207,841)	(1,507,780)	(4,706,144)
Current income taxes	(160,525)	(1,004,929)	3,245,785
Other, net	111,941	556,815	(360,477)

Net adjustments	29,975,419	19,686,477	1,872,005

Net cash provided by operating activities	44,514,437	46,008,469	24,964,625

Cash Flows from Investing Activities:
Purchases of fixed maturities:
Held to maturity	(103,654,684)	—	—
Available for sale	(89,585,027)	(148,486,404)	(241,343,085)
Purchases of equity securities	(23,607,077)	(47,156,954)	(31,254,324)
Sales of fixed maturities:
Available for sale	26,816,642	133,890,611	90,484,097
Maturity of fixed maturities:
Held to maturity	36,832,890	13,767,271	16,061,587
Available for sale	38,417,972	52,675,833	115,501,507
Sales of equity securities	8,337,461	43,204,703	30,001,187
Net decrease (increase) in investment in affiliates	—	1,139,800	(100,000)
Net purchases of property and equipment	(2,127,311)	(1,254,767)	(744,082)
Net sales (purchases) of short-term investments	79,384,147	(75,851,568)	16,635,183

Net cash used in investing activities	(29,184,987)	(28,071,475)	(4,757,930)

Cash Flows from Financing Activities:
Issuance of common stock	10,700,637	12,550,066	2,983,399
Cash dividends paid	(13,575,968)	(12,810,471)	(12,208,509)
Purchases of treasury stock	(12,026)	(376,463)	(1,925,673)
Payments on subordinated debentures	—	(15,465,000)	—
Payments on line of credit	(7,500,000)	(15,500,000)	(6,000,000)
Borrowings under lines of credit	3,000,000	21,500,000	3,500,000

Net cash used in financing activities	(7,387,357)	(10,101,868)	(13,650,783)

Net increase in cash	7,942,093	7,835,126	6,555,912
Cash at beginning of year	27,636,416	19,801,290	13,245,378

Cash at end of year	$35,578,509	$27,636,416	$19,801,290

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

At December 31, 2014, Donegal Mutual held approximately 36% of our outstanding Class A common stock and approximately 76% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 65% of the total voting power of our common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to a pooling agreement and other intercompany agreements and transactions. While each company maintains its separate corporate existence, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

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

Use of Estimates

In preparing our consolidated financial statements, our management makes estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet and revenues and expenses for the period then ended. Actual results could differ significantly from those estimates.

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

Fair Values of Financial Instruments

We use the following methods and assumptions in estimating our fair value disclosures:

Investments - We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values for our fixed maturity and equity investments. We generally obtain two prices per security. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates obtained are representative of fair values based upon the general knowledge of our investment personnel of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and the pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security type and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. We refer to Note 5 - Fair Value Measurements for more information regarding our methods and assumptions in estimating fair values.

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

Our insurance subsidiaries seek to enhance their underwriting results by carefully selecting the product lines they underwrite. Our insurance subsidiaries’ personal lines products primarily include standard and preferred risks in private passenger automobile and homeowners lines. Our insurance subsidiaries’ commercial lines products primarily include business offices, wholesalers, service providers, contractors, artisans and light manufacturing operations. Our insurance subsidiaries have limited exposure to asbestos and other environmental liabilities. Our insurance subsidiaries write no medical malpractice liability risks.

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

Reinsurance Accounting and Reporting

Our insurance subsidiaries rely upon reinsurance agreements to limit their maximum net loss from large single risks or risks in concentrated areas and to increase their capacity to write insurance. Reinsurance does not relieve our insurance subsidiaries from liability to their respective policyholders. To the extent that a reinsurer cannot pay losses for which it is liable under the terms of a reinsurance agreement with one of our insurance subsidiaries, our insurance subsidiaries retain continued liability for such losses. However, in an effort to reduce the risk of non-payment, our insurance subsidiaries require all of their reinsurers to have an A.M. Best rating of A- or better or, with respect to foreign reinsurers, to have a financial condition that, in the opinion of our management, is equivalent to a company with an A.M. Best rating of A- or better. We refer to Note 10 - Reinsurance for more information regarding the reinsurance agreements of our insurance subsidiaries.

Stock-Based Compensation

We measure all share-based payments to our directors and the directors and employees of our subsidiaries and affiliates, including grants of stock options, using a fair-value-based method and record such expense in our results of operations. In determining the expense we record for stock options granted to our directors and the directors and employees of our subsidiaries and affiliates, we estimate the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The significant assumptions we utilize in applying the Black-Scholes option pricing model are the risk-free interest rate, expected term, dividend yield and expected volatility.

In 2014, 2013 and 2012, we realized $304,533, $531,159 and $52,422, respectively, in tax benefits upon the exercise of stock options.

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

2 - Impact of New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update (“ASU”) related to the accounting for revenue from contracts with customers. The intent of this standard is to help reduce diversity in practice and enhance comparability between entities related to revenue recognition. The standard is effective for fiscal years beginning after December 15, 2016. Since the accounting for insurance contracts is outside of the scope of this ASU, we do not expect this standard to have a significant impact on our financial condition, cash flows or results of operations.

In August 2014, the FASB issued an ASU related to the disclosure of uncertainties about an entity’s ability to continue as a going concern. The intent of this standard is to help reduce the diversity in the timing and content of footnote disclosures as those disclosures relate to an entity’s ability to continue as a going concern. The standard is effective for annual periods ending after December 15, 2016. If conditions or events raise substantial doubt that is not alleviated, an entity should disclose that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued), along with the principal conditions or events that raise substantial doubt, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations and management’s plans that are intended to mitigate those conditions.

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

The following amounts represent reinsurance Atlantic States ceded to the pool during 2014, 2013 and 2012:

	2014	2013	2012
Premiums earned	$158,221,567	$145,678,744	$132,876,094
Losses and loss expenses	116,193,967	95,037,273	92,459,147
Prepaid reinsurance premiums	82,144,290	75,232,651	70,572,281
Liability for losses and loss expenses	98,873,924	88,035,924	83,623,652

The following amounts represent reinsurance Atlantic States assumed from the pool during 2014, 2013 and 2012:

	2014	2013	2012
Premiums earned	$372,001,855	$337,548,492	$298,803,060
Losses and loss expenses	257,682,215	198,785,775	187,415,893
Unearned premiums	190,470,447	176,845,395	157,140,642
Liability for losses and loss expenses	196,781,007	175,497,405	162,863,045

Donegal Mutual and Le Mars have a quota-share reinsurance agreement whereby Le Mars assumes 100% of the premiums and losses related to certain products Donegal Mutual offers in certain Midwestern states, which provide the availability of complementary products to Le Mars’ commercial accounts. Until October 31, 2012, Donegal Mutual and Southern had a quota-share reinsurance agreement whereby Southern assumed 100% of the premiums and losses related to personal lines products Donegal Mutual offered in Virginia through the use of its automated policy quoting and issuance system. The following amounts represent reinsurance Southern and Le Mars assumed from Donegal Mutual pursuant to the quota-share reinsurance agreements during 2014, 2013 and 2012:

	2014	2013	2012
Premiums earned	$4,265,196	$12,170,155	$22,189,399
Losses and loss expenses	4,002,879	10,839,444	19,620,587
Unearned premiums	514,297	1,831,672	9,926,381
Liability for losses and loss expenses	7,360,792	7,838,274	8,873,592

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

The following amounts represent reinsurance ceded to Donegal Mutual pursuant to these quota-share reinsurance agreements during 2014, 2013 and 2012:

	2014	2013	2012
Premiums earned	$36,007,453	$34,992,435	$33,046,914
Losses and loss expenses	24,951,662	25,301,470	22,569,557
Prepaid reinsurance premiums	16,396,417	16,032,985	15,457,605
Liability for losses and loss expenses	28,172,373	25,298,464	18,285,182

Atlantic States, Southern and Le Mars each have a catastrophe reinsurance agreement with Donegal Mutual that provides coverage under any one catastrophic occurrence above a set retention ($2,000,000, $1,500,000 and $500,000 for Atlantic States, Southern and Le Mars, respectively), with a combined retention of $4,000,000 for a catastrophe involving a combination of these subsidiaries, up to the amount Donegal Mutual and our insurance subsidiaries retain under catastrophe reinsurance agreements with unaffiliated reinsurers. Donegal Mutual and Southern have an excess of loss reinsurance agreement in which Donegal Mutual assumes up to $500,000 of losses in excess of $500,000.

The following amounts represent reinsurance that our insurance subsidiaries ceded to Donegal Mutual pursuant to these reinsurance agreements during 2014, 2013 and 2012:

	2014	2013	2012
Premiums earned	$14,967,796	$12,108,754	$12,460,511
Losses and loss expenses	11,691,957	2,323,726	10,787,850
Liability for losses and loss expenses	3,981,351	2,366,370	2,206,786

The following amounts represent the effect of affiliated reinsurance transactions on net premiums our insurance subsidiaries earned during 2014, 2013 and 2012:

	2014	2013	2012
Assumed	$376,267,051	$349,718,647	$320,992,459
Ceded	(209,196,816)	(192,779,933)	(178,383,519)

Net	$167,070,235	$156,938,714	$142,608,940

The following amounts represent the effect of affiliated reinsurance transactions on net losses and loss expenses our insurance subsidiaries incurred during 2014, 2013 and 2012:

	2014	2013	2012
Assumed	$261,685,094	$209,625,219	$207,036,480
Ceded	(152,837,586)	(122,662,469)	(125,816,554)

Net	$108,847,508	$86,962,750	$81,219,926

b. Expense Sharing

Donegal Mutual provides facilities, management and other services to us and our insurance subsidiaries. Donegal Mutual allocates certain related expenses to Atlantic States in relation to the relative participation of Atlantic States and Donegal Mutual in the pooling agreement. Our insurance subsidiaries other than Atlantic States reimburse Donegal Mutual for their personnel costs and bear their proportionate share of information services costs based on their percentage of the total written premiums of the Donegal Insurance Group. Charges for these services totalled $98,634,816, $94,021,056 and $78,778,333 for 2014, 2013 and 2012, respectively.

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

e. Union Community Bank

At December 31, 2014 and 2013, we had $28,868,418 and $24,001,726, respectively, in checking accounts with UCB, a wholly owned subsidiary of DFSC. We earned $2,757, $1,954 and $1,591 in interest on these accounts during 2014, 2013 and 2012, respectively.

4 - Investments

The amortized cost and estimated fair values of fixed maturities and equity securities at December 31, 2014 and 2013 are as follows:

	2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$53,619,146	$1,693,994	$127	$55,313,013
Obligations of states and political subdivisions	110,998,967	10,312,987	4,892	121,307,062
Corporate securities	52,225,691	1,234,527	460,523	52,999,695
Mortgage-backed securities	90,547,895	2,098,995	111,581	92,535,309

Totals	$307,391,699	$15,340,503	$577,123	$322,155,079

	2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$21,152,999	$125,609	$19,866	$21,258,742
Obligations of states and political subdivisions	248,045,899	18,210,313	14,150	266,242,062
Corporate securities	53,210,731	809,207	75,040	53,944,898
Mortgage-backed securities	91,791,807	2,004,558	92,283	93,704,082

Fixed maturities	414,201,436	21,149,687	201,339	435,149,784
Equity securities	29,985,828	1,651,822	815,628	30,822,022

Totals	$444,187,264	$22,801,509	$1,016,967	$465,971,806

	2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$47,945,882	$—	$869,683	$47,076,199
Obligations of states and political subdivisions	108,435,110	465,309	446,695	108,453,724
Corporate securities	14,874,969	17,337	111,957	14,780,349
Mortgage-backed securities	69,114,316	32,810	666,922	68,480,204

Totals	$240,370,277	$515,456	$2,095,257	$238,790,476

	2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$14,272,550	$117,736	$56,589	$14,333,697
Obligations of states and political subdivisions	265,783,151	11,778,794	15,221	277,546,724
Corporate securities	39,939,873	775,430	43,380	40,671,923
Mortgage-backed securities	70,258,677	923,380	82,436	71,099,621

Fixed maturities	390,254,251	13,595,340	197,626	403,651,965
Equity securities	12,168,110	347,594	92,867	12,422,837

Totals	$402,422,361	$13,942,934	$290,493	$416,074,802

At December 31, 2014, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $279.7 million and an amortized cost of $259.8 million. Our holdings also included special revenue bonds with an aggregate fair value of $107.8 million and an amortized cost of $99.2 million. With respect to both categories of bonds, we held no securities of any issuer that comprised more than 10% of the category at December 31, 2014. Education bonds and water and sewer utility bonds represented 55% and 27%, respectively, of our total investments in special revenue bonds based on their carrying values at December 31, 2014. Many of the issuers of the special revenue bonds we held at December 31, 2014 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held are similar to general obligation bonds.

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

We made reclassifications from available for sale to held to maturity of fixed maturities at fair value on November 30, 2013. We present the impact of the transfers at November 30, 2013, summarized by type of securities, in the following table:

	Amortized Cost	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$50,627,225	$47,914,311
Obligations of states and political subdivisions	88,456,842	79,866,801
Corporate securities	15,745,976	14,879,294
Mortgage-backed securities	72,465,250	69,567,883

Totals	$227,295,293	$212,228,289

We have segregated within accumulated other comprehensive loss the net unrealized losses of $15.1 million arising prior to the November 30, 2013 reclassification date for fixed maturities reclassified from available for sale to held to maturity. We will amortize this balance over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same fixed maturities. During 2014, we recorded amortization of $1.4 million in accumulated other comprehensive income. At December 31, 2014 and 2013, net unrealized losses of $13.6 million and $15.0 million, respectively, remained within accumulated other comprehensive income.

We set forth below the amortized cost and estimated fair value of fixed maturities at December 31, 2014 by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Held to maturity
Due in one year or less	$6,044,194	$6,078,378
Due after one year through five years	24,594,744	24,790,663
Due after five years through ten years	84,496,065	87,134,521
Due after ten years	101,708,801	111,616,208
Mortgage-backed securities	90,547,895	92,535,309

Total held to maturity	$307,391,699	$322,155,079

Available for sale
Due in one year or less	$26,517,330	$26,841,847
Due after one year through five years	81,031,079	83,788,993
Due after five years through ten years	98,379,860	104,585,982
Due after ten years	116,481,360	126,228,880
Mortgage-backed securities	91,791,807	93,704,082

Total available for sale	$414,201,436	$435,149,784

The amortized cost of fixed maturities on deposit with various regulatory authorities at December 31, 2014 and 2013 amounted to $10,458,585 and $10,553,953, respectively.

Our investments in affiliates represented our 48.2% investment in DFSC in the amount of $39,283,924 and $35,685,433 at December 31, 2014 and 2013, respectively. We account for investments in our affiliates using the equity method of accounting. Under this method, we record our investment at cost, with adjustments for our share of our affiliates’ earnings and losses as well as changes in our affiliates’ equity due to unrealized gains and losses. In May 2011, DFSC merged with UNNF, with DFSC as the surviving company in the merger. Under the merger agreement, Province Bank FSB, which DFSC owned, and Union National Community Bank, which UNNF owned, also merged and began doing business as UCB. Donegal Mutual contributed $22.1 million and we contributed $20.6 million to DFSC as additional capital to facilitate the mergers. We made an additional equity investment in DFSC in the amount of $100,000 during 2012.

We include our share of DFSC’s net income in our results of operations. We have compiled the following summary financial information for DFSC at December 31, 2014 and 2013 from the financial statements of DFSC.

	December 31,
	2014	2013
Balance sheets:
Total assets	$505,934,003	$512,577,883

Total liabilities	$424,266,891	$438,649,355
Stockholders’ equity	81,667,112	73,928,528

Total liabilities and stockholders’ equity	$505,934,003	$512,577,883

	Year Ended December 31,
	2014	2013	2012
Income statements:
Net income	$2,853,576	$6,030,292	$9,401,001

Other comprehensive income (loss) in our statements of comprehensive income includes net unrealized gains (losses) of $1.5 million, ($2.2 million) and $138,771 for 2014, 2013 and 2012, respectively, representing our share of DFSC’s unrealized investment gains or losses.

We derive net investment income, consisting primarily of interest and dividends, from the following sources:

	2014	2013	2012
Fixed maturities	$22,910,621	$23,621,977	$24,642,897
Equity securities	528,453	122,603	85,905
Short-term investments	139,243	98,817	34,482
Other	34,675	41,608	44,874

Investment income	23,612,992	23,885,005	24,808,158
Investment expenses	(5,268,610)	(5,089,766)	(4,639,239)

Net investment income	$18,344,382	$18,795,239	$20,168,919

We present below gross realized gains and losses from investments, including those we classified as held to maturity, and the change in the difference between fair value and cost of investments:

	2014	2013	2012
Gross realized gains:
Fixed maturities	$1,811,295	$4,774,437	$6,730,331
Equity securities	1,455,076	1,634,315	926,053

	3,266,371	6,408,752	7,656,384

Gross realized losses:
Fixed maturities	37,449	3,091,538	42,135
Equity securities	94,841	893,772	754,810

	132,290	3,985,310	796,945

Net realized gains	$3,134,081	$2,423,442	$6,859,439

Change in difference between fair value and cost of investments:
Fixed maturities	$23,893,815	$(29,153,645)	$5,739,506
Equity securities	581,467	160,652	(104,660)

Totals	$24,475,282	$(28,992,993)	$5,634,846

We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at December 31, 2014 as follows:

	Less than 12 months		12 months or longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$6,821,013	$18,511	$937,448	$1,482
Obligations of states and political subdivisions	4,145,920	15,356	1,309,285	3,686
Corporate securities	26,854,423	499,697	2,397,635	35,866
Mortgage-backed securities	13,360,859	71,730	9,025,795	132,134
Equity securities	7,511,808	815,628	—	—

Totals	$58,694,023	$1,420,922	$13,670,163	$173,168

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

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we write down the investment to its fair value, and we reflect the amount of the write-down as a realized loss in our results of operations when we consider the decline in value of an individual investment to be other than temporary. We individually monitor all investments for other-than-temporary declines in value. Generally, we assume there has been an other-than-temporary decline in value if an individual equity security has depreciated in value by more than 20% of original cost and has been in such an unrealized loss position for more than six months. We held 12 equity securities that were in an unrealized loss position at December 31, 2014. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we considered these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, company or geographic events that have negatively impacted the value of a security and rating agency downgrades. We held 95 debt securities that were in an unrealized loss position at December 31, 2014. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary.

We did not recognize any impairment losses in 2014, 2013 or 2012. We had no sales or transfers from the held to maturity portfolio in 2014, 2013 or 2012. We have no derivative instruments or hedging activities during 2014, 2013 or 2012.

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

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. We generally obtain two prices per security. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates we obtain are representative of fair values based upon the general knowledge of the market of our investment personnel, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security type and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At December 31, 2014, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at December 31, 2014, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

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

We evaluate our assets and liabilities on a regular basis to determine the appropriate level at which to classify them for each reporting period. Based on our review of the methodology and summary of inputs the pricing services use, we have concluded that our Level 1 and Level 2 investments were classified properly at December 31, 2014 and 2013.

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at December 31, 2014:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$21,258,742	$—	$21,258,742	$—
Obligations of states and political subdivisions	266,242,062	—	266,242,062	—
Corporate securities	53,944,898	—	53,944,898	—
Mortgage-backed securities	93,704,082	—	93,704,082	—
Equity securities	30,822,022	20,767,600	10,054,422	—

Totals	$465,971,806	$20,767,600	$445,204,206	$—

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at December 31, 2013:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$14,333,697	$—	$14,333,697	$—
Obligations of states and political subdivisions	277,546,724	—	277,546,724	—
Corporate securities	40,671,923	—	40,671,923	—
Mortgage-backed securities	71,099,621	—	71,099,621	—
Equity securities	12,422,837	6,467,766	5,955,071	—

Totals	$416,074,802	$6,467,766	$409,607,036	$—

6 - Deferred Policy Acquisition Costs

Changes in our insurance subsidiaries’ deferred policy acquisition costs are as follows:

	2014	2013	2012
Balance, January 1	$43,627,510	$40,121,697	$36,424,955
Acquisition costs deferred	94,817,098	85,258,813	78,010,742
Amortization charged to earnings	(90,146,000)	(81,753,000)	(74,314,000)

Balance, December 31	$48,298,608	$43,627,510	$40,121,697

7 - Property and Equipment

Property and equipment at December 31, 2014 and 2013 consisted of the following:

	2014	2013	Estimated Useful Life
Office equipment	$9,458,444	$9,116,070	3-15 years
Automobiles	2,069,761	2,106,116	5 years
Real estate	7,183,312	5,911,129	5-50 years
Software	2,776,141	2,717,205	5 years

	21,487,658	19,850,520
Accumulated depreciation	(13,819,318)	(13,425,817)

	$7,668,340	$6,424,703

Depreciation expense for 2014, 2013 and 2012 amounted to $883,674, $783,897 and $944,632, respectively.

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

We summarize activity in our insurance subsidiaries’ liability for losses and loss expenses as follows:

	2014	2013	2012
Balance at January 1	$495,619,269	$458,827,395	$442,407,615
Less reinsurance recoverable	(230,014,037)	(207,891,560)	(199,392,836)

Net balance at January 1	265,605,232	250,935,835	243,014,779

Incurred related to:
Current year	373,932,058	332,770,088	325,275,882
Prior years	14,469,124	10,357,863	7,595,702

Total incurred	388,401,182	343,127,951	332,871,584

Paid related to:
Current year	229,939,627	201,781,955	205,876,331
Prior years	131,765,745	126,676,599	119,074,197

Total paid	361,705,372	328,458,554	324,950,528

Net balance at December 31	292,301,042	265,605,232	250,935,835
Plus reinsurance recoverable	245,957,364	230,014,037	207,891,560

Balance at December 31	$538,258,406	$495,619,269	$458,827,395

Our insurance subsidiaries recognized an increase in their liability for losses and loss expenses of prior years of $14.5 million, $10.4 million and $7.6 million in 2014, 2013 and 2012, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy, key reserving assumptions or claims management personnel, and they have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in these years. The 2014 development represented 5.4% of the December 31, 2013 net carried reserves and resulted primarily from higher-than-expected severity in the private passenger automobile liability, commercial multiple peril and commercial automobile lines of business in accident years prior to 2014. The majority of the 2014 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States and Southern. The 2013 development represented 4.1% of the December 31, 2012 net carried reserves and resulted primarily from higher-than-expected severity in the private passenger automobile liability, commercial multiple peril, commercial automobile and workers’ compensation lines of business in accident years prior to 2013. The majority of the 2013 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States and Southern. The 2012 development represented 3.1% of the December 31, 2011 net carried reserves and resulted primarily from higher-than-expected severity in the private passenger automobile liability and workers’ compensation lines of business in accident years prior to 2012. The majority of the 2012 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States and Southern.

9 - Borrowings

Lines of Credit

In June 2014, we renewed our existing credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a $60.0 million unsecured, revolving line of credit. The line of credit now expires in July 2017. We have the right to request a one-year extension of the credit agreement as of each anniversary date of the agreement. At December 31, 2014, we had $38.5 million in outstanding borrowings and had the ability to borrow an additional $21.5 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus 2.25%. The interest rate on our outstanding borrowings is adjustable quarterly. At December 31, 2014, the interest rate on our outstanding borrowings was 2.42%. We pay a fee of 0.2% per annum on the loan commitment amount regardless of usage. The credit agreement requires our compliance with certain covenants. These covenants include minimum levels of our net worth, leverage ratio, statutory surplus and the A.M. Best ratings of our insurance subsidiaries. We complied with all requirements of the credit agreement during 2014.

MICO has an agreement with the Federal Home Loan Bank (“FHLB”) of Indianapolis. Through its membership, MICO has the ability to issue debt to the FHLB of Indianapolis in exchange for cash advances. There were no outstanding borrowings at December 31, 2014 or 2013. The table below presents the amount of FHLB of Indianapolis stock MICO purchased, collateral pledged and assets related to MICO’s agreement at December 31, 2014.

FHLB stock purchased and owned as part of the agreement	$239,300
Collateral pledged, at par (carrying value $2,414,378)	2,302,744
Borrowing capacity currently available	2,081,813

Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. During 2013, Atlantic States issued secured debt in the principal amount of $15.0 million to the FHLB of Pittsburgh in exchange for cash advances in the amount of $15.0 million. Atlantic States then loaned $15.0 million to us. We used the proceeds of our loan from Atlantic States to fund our prepayment of our subordinated debentures, as we discuss below. The interest rate on the advances was .31% at December 31, 2014. The table below presents the amount of FHLB of Pittsburgh stock Atlantic States purchased, collateral pledged and assets related to Atlantic States’ membership in the FHLB of Pittsburgh at December 31, 2014.

FHLB stock purchased and owned as part of the agreement	$697,700
Collateral pledged, at par (carrying value $16,050,771)	16,236,519
Borrowing capacity currently available	430,549

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

In January 2002, West Bend purchased a surplus note from MICO for $5.0 million to increase MICO’s statutory surplus. On December 1, 2010, Donegal Mutual purchased the surplus note from West Bend at face value. The surplus note carries an interest rate of 5.00%, and any repayment of principal or interest requires prior insurance regulatory approval. Upon receipt of regulatory approval, MICO paid $250,000 in interest to Donegal Mutual during each of 2014, 2013 and 2012.

10 - Reinsurance

Unaffiliated Reinsurers

Our insurance subsidiaries and Donegal Mutual purchase certain third-party reinsurance on a combined basis. Le Mars, MICO, Peninsula and Sheboygan also have separate third-party reinsurance programs that provide certain coverage that is commensurate with their relative size and exposures. Our insurance subsidiaries use several different reinsurers, all of which, consistent with the requirements of our insurance subsidiaries and Donegal Mutual, have an A.M. Best rating of A- (Excellent) or better, or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A- rating from A.M. Best. The external reinsurance our insurance subsidiaries and Donegal Mutual purchase includes “excess of loss reinsurance,” under which their losses are automatically reinsured, through a series of contracts, over a set retention (generally $1.0 million), and “catastrophic reinsurance,” under which they recover, through a series of contracts, 100% of an accumulation of many losses resulting from a single event, including natural disasters, over a set retention (generally $5.0 million) and after exceeding an annual aggregate deductible ($1.5 million in 2014, $5.0 million in 2013 and $0 in 2012) up to aggregate losses of $149.0 million per occurrence. For property insurance, our insurance subsidiaries have excess of loss treaties that provided for coverage up to $5.0 million per loss. For liability insurance, our insurance subsidiaries have excess of loss treaties that provided for coverage up to $50.0 million per occurrence. For workers’ compensation insurance, our insurance subsidiaries have excess of loss treaties that provided for coverage up to $10.0 million on any one life. Our insurance subsidiaries and Donegal Mutual have property catastrophe coverage through a series of layered treaties up to aggregate losses of $154.0 million for any single event. As many as 19 reinsurers provided coverage for 2014 on any one treaty with no reinsurer taking more than 40% of any one treaty. The amount of coverage provided under each of these types of reinsurance depends upon the amount, nature, size and location of the risks being reinsured. Donegal Mutual and our insurance subsidiaries also purchased facultative reinsurance to cover exposures from losses that exceeded the limits provided by the treaty reinsurance Donegal Mutual and our insurance subsidiaries purchased. In order to write automobile insurance in the State of Michigan, MICO is required to be a member of the Michigan Catastrophic Claims Association (“MCCA”). The MCCA provides reinsurance to MICO for personal automobile and commercial automobile personal injury claims in the State of Michigan over a set retention.

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

For policies effective through December 31, 2014, MICO maintained a quota-share reinsurance agreement with third-party reinsurers to reduce its net exposures. Effective from December 1, 2010 to December 31, 2011, the quota-share reinsurance percentage was 50%. Effective January 1, 2012, MICO reduced the quota-share reinsurance percentage to 40%. Effective January 1, 2013, MICO reduced the quota-share reinsurance percentage to 30%. Effective January 1, 2014, MICO reduced the quota-share reinsurance percentage to 20%. Effective January 1, 2015, MICO no longer maintains a quota-share reinsurance agreement with third-party reinsurers.

The following amounts represent ceded reinsurance transactions with unaffiliated reinsurers during 2014, 2013 and 2012:

	2014	2013	2012
Premiums written	$62,351,702	$69,776,461	$76,736,510
Premiums earned	66,418,933	73,504,433	79,680,782
Losses and loss expenses	78,912,356	58,556,283	56,179,284
Prepaid reinsurance premiums	17,331,076	21,398,306	25,126,276
Liability for losses and loss expenses	114,929,716	114,313,279	103,775,940

Total Reinsurance

The following amounts represent our total ceded reinsurance transactions with both affiliated and unaffiliated reinsurers during 2014, 2013 and 2012:

	2014	2013	2012
Premiums earned	$275,615,749	$266,284,366	$258,064,301
Losses and loss expenses	231,749,942	181,218,752	181,995,838
Prepaid reinsurance premiums	115,871,783	112,663,942	111,156,162
Liability for losses and loss expenses	245,957,364	230,014,037	207,891,560

The following amounts represent the effect of reinsurance on premiums written for 2014, 2013 and 2012:

	2014	2013	2012
Direct	$469,274,692	$441,469,330	$419,811,847
Assumed	388,750,312	359,753,517	339,389,274
Ceded	(278,823,589)	(267,792,144)	(262,754,201)

Net premiums written	$579,201,415	$533,430,703	$496,446,920

The following amounts represent the effect of reinsurance on premiums earned for 2014, 2013 and 2012:

	2014	2013	2012
Direct	$455,689,137	$431,788,593	$408,846,530
Assumed	376,424,147	349,787,717	324,219,993
Ceded	(275,615,749)	(266,284,366)	(258,064,301)

Net premiums earned	$556,497,535	$515,291,944	$475,002,222

11 - Income Taxes

Our provision for income tax consists of the following:

	2014	2013	2012
Current	$2,707,478	$4,973,430	$3,614,390
Deferred	(963,679)	1,414,843	1,151,250

Federal income tax provision	$1,743,799	$6,388,273	$4,765,640

Our effective tax rate is different from the amount computed at the statutory federal rate of 35% for 2014, 2013 and 2012. The reasons for such difference and the related tax effects are as follows:

	2014	2013	2012
Income before income taxes	$16,282,817	$32,710,265	$27,858,260

Computed “expected” taxes	5,698,986	11,448,593	9,750,391
Tax-exempt interest	(5,063,140)	(5,789,963)	(5,824,281)
Proration	766,334	868,306	869,551
Other, net	341,619	(138,663)	(30,021)

Federal income tax provision	$1,743,799	$6,388,273	$4,765,640

The tax effects of temporary differences that give rise to significant portions of our deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred tax assets:
Unearned premium	$20,548,545	$18,875,418
Loss reserves	6,677,129	6,966,581
Net operating loss carryforward - Le Mars	1,534,303	1,665,748
Alternative minimum tax credit carryforward	11,880,197	10,011,483
Net unrealized losses	—	1,245,400
Other	1,451,017	1,261,546

Total gross deferred tax assets	42,091,191	40,026,176
Less valuation allowance	(440,778)	(440,778)

Net deferred tax assets	41,650,413	39,585,398

Deferred tax liabilities:
Deferred policy acquisition costs	16,904,513	15,269,629
Net unrealized gains	2,882,534	—
Other	4,717,063	4,005,211

Total gross deferred tax liabilities	24,504,110	19,274,840

Net deferred tax asset	$17,146,303	$20,310,558

We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of a deferred tax asset. At December 31, 2014 and 2013, we established a valuation allowance of $440,778 related to a portion of the net operating loss carryforward of Le Mars that we acquired on January 1, 2004. We determined that we were not required to establish a valuation allowance for the other net deferred tax assets of $41.7 million and $39.6 million at December 31, 2014 and 2013, respectively, since it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income and our implementation of tax-planning strategies.

Tax years 2011 through 2014 remained open for examination at December 31, 2014. The net operating loss carryforward of $4.4 million from Le Mars will begin to expire in 2020 if not utilized and is subject to an annual limitation of approximately $376,000. We also had an alternative minimum tax credit carryforward of $11.9 million at December 31, 2014 with an indefinite life.

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

Each share of our Class A common stock outstanding at the time of the declaration of any dividend or other distribution payable in cash upon the shares of our Class B common stock is entitled to a dividend or distribution payable at the same time and to stockholders of record on the same date in an amount at least 10% greater than any dividend declared upon each share of our Class B common stock. In the event of our merger or consolidation with or into another entity, the holders of our Class A common stock and the holders of our Class B common stock are entitled to receive the same per share consideration in such merger or consolidation. In the event of our liquidation, dissolution or winding-up, any assets available to common stockholders will be distributed pro-rata to the holders of our Class A common stock and our Class B common stock after payment of all of our obligations.

In February 2009, our board of directors authorized a share repurchase program pursuant to which we may purchase up to 300,000 shares of our Class A common stock at market prices prevailing from time to time in the open market subject to the provisions of Securities and Exchange Commission (“SEC”) Rule 10b-18 and in privately negotiated transactions. We purchased 846 and 24,240 shares of our Class A common stock under this program during 2014 and 2013, respectively. At December 31, 2014, we had the authority remaining to purchase 3,222 shares of our Class A common stock under this program.

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 additional shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. We did not purchase shares under this program during 2014 or 2013.

At December 31, 2014, our treasury stock consisted of 941,708 and 72,465 shares of Class A common stock and Class B common stock, respectively. At December 31, 2013, our treasury stock consisted of 940,862 and 72,465 shares of Class A common stock and Class B common stock, respectively.

13 - Stock Compensation Plans

Equity Incentive Plans

During 1996, we adopted an Equity Incentive Plan for Employees. During 2001, we adopted a nearly identical plan that made a total of 2,666,667 shares of Class A common stock available for issuance to employees of our subsidiaries and affiliates. During 2005, we amended the plan to make a total of 4,000,000 shares of Class A common stock available for issuance. During 2007, we adopted a nearly identical plan that made a total of 3,500,000 shares of Class A common stock available for issuance to employees of our subsidiaries and affiliates. During 2011, we adopted a nearly identical plan that made a total of 3,500,000 shares of Class A common stock available for issuance to employees of our subsidiaries and affiliates. During 2013, we adopted a nearly identical plan that made a total of 4,500,000 shares of Class A common stock available for issuance to employees of our subsidiaries and affiliates. Each plan provides for the granting of awards by our board of directors in the form of stock options, stock appreciation rights, restricted stock or any combination of the above. The plans provide that stock options may become exercisable up to ten years from date of grant, with an option price not less than fair market value on the date of grant. We have not granted any stock appreciation rights.

During 1996, we adopted an Equity Incentive Plan for Directors. During 2001, we adopted a nearly identical plan that made 355,556 shares of Class A common stock available for issuance to our directors and the directors of our subsidiaries and affiliates. During 2007, we adopted a nearly identical plan that made 400,000 shares of Class A common stock available for issuance to our directors and the directors of our subsidiaries and affiliates. During 2011, we adopted a nearly identical plan that made 400,000 shares of Class A common stock available for issuance to our directors and the directors of our subsidiaries and affiliates. During 2013, we adopted a nearly identical plan that made 600,000 shares of Class A common stock available for issuance to our directors and the directors of our subsidiaries and affiliates. We may make awards in the form of stock options. The plan also provides for the issuance of 400 shares of restricted stock on the first business day of January in each year to each of our directors and each director of Donegal Mutual who does not serve as one of our directors. We issued 6,800 shares of restricted stock on each of January 2, 2014, 2013 and 2012.

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

The weighted-average grant date fair value of options we granted during 2014 was $1.69. We calculated this fair value based upon a risk-free interest rate of 1.76%, expected life of five years, expected volatility of 18% and expected dividend yield of 3%.

The weighted-average grant date fair value of options we granted during 2013 was $2.20. We calculated this fair value based upon a risk-free interest rate of 1.63%, expected life of five years, expected volatility of 23% and expected dividend yield of 3%.

The weighted-average grant date fair value of options we granted during 2012 was $2.85. We calculated this fair value based upon a risk-free interest rate of .43%, expected life of five years, expected volatility of 33% and expected dividend yield of 3%.

We charged compensation expense for our stock compensation plans against income before income taxes of $458,159, $547,374 and $420,735 for the years ended December 31, 2014, 2013 and 2012, respectively, with a corresponding income tax benefit of $155,774, $186,107 and $143,050. At December 31, 2014 and 2013, our total unrecognized compensation cost related to non-vested share-based compensation granted under our stock compensation plans was $4.6 million and $1.1 million, respectively. We expect to recognize this cost over a weighted average period of 1.7 years.

During 2014, we received cash from option exercises under all stock compensation plans of $6.5 million. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of $304,533 for 2014. During 2013, we received cash from option exercises under all stock compensation plans of $9.7 million. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of $531,159 for 2013. During 2012, we received cash from option exercises under all stock compensation plans of $1.1 million. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of $52,422 for 2012. No further shares are available for future option grants for plans in effect prior to 2013.

Information regarding activity in our stock option plans follows:

	Number of Options	Weighted- Average Exercise Price Per Share
Outstanding at December 31, 2011	5,309,000	$14.18
Granted - 2012	1,593,600	14.50
Exercised - 2012	(82,102)	13.01
Forfeited - 2012	(109,673)	13.84
Expired - 2012	(10,000)	21.00

Outstanding at December 31, 2012	6,700,825	14.27
Granted - 2013	2,543,500	15.90
Exercised - 2013	(722,322)	13.45
Forfeited - 2013	(116,669)	13.65
Expired - 2013	(1,204,000)	17.52

Outstanding at December 31, 2013	7,201,334	14.39
Granted - 2014	1,574,500	15.80
Exercised - 2014	(474,893)	13.64
Forfeited - 2014	(112,511)	15.23
Expired - 2014	(5,000)	17.50

Outstanding at December 31, 2014	8,183,430	$14.69

Exercisable at:
December 31, 2012	3,072,970	$15.03

December 31, 2013	3,028,619	$13.47

December 31, 2014	4,477,240	$13.88

Shares available for future option grants at December 31, 2014 totaled 1,045,700 shares under all plans.

The following table summarizes information about fixed stock options outstanding at December 31, 2014:

Exercise Price	Number of Options Outstanding	Weighted-Average Remaining Contractual Life	Number of Options Exercisable
$14.00	952,527	0.5 years	952,527
12.50	1,734,334	7.0 years	1,734,334
14.50	1,449,069	8.0 years	966,046
15.90	2,473,000	9.0 years	824,333
15.80	1,574,500	10.0 years	—

Total	8,183,430		4,477,240

Employee Stock Purchase Plans

During 1996, we adopted an Employee Stock Purchase Plan. During 2001, we adopted a nearly identical plan that made 533,333 shares of Class A common stock available for issuance. During 2011, we adopted another nearly identical plan that made 300,000 shares of Class A common stock available for issuance.

The 2011 plan extends over a 10-year period and provides for shares to be offered to all eligible employees at a purchase price equal to the lesser of 85% of the fair market value of our Class A common stock on the last day before the first day of each enrollment period (June 1 and December 1 of each year) under the plan or 85% of the fair market value of our Class A common stock on the last day of each subscription period (June 30 and December 31 of each year).

A summary of plan activity follows:

	Shares Issued
	Price	Shares
January 1, 2012	$11.91	10,523
July 1, 2012	11.29	19,031
January 1, 2013	11.93	16,485
July 1, 2013	11.76	19,805
January 1, 2014	12.58	16,964
July 1, 2014	13.01	19,627

On January 1, 2015, we issued an additional 17,662 shares at a price of $12.40 per share under this plan.

Agency Stock Purchase Plans

During 1996, we adopted an Agency Stock Purchase Plan. During 2001, we adopted a nearly identical plan that made 533,333 shares of Class A common stock available for issuance. During 2011, we adopted another nearly identical plan that made 300,000 shares of Class A common stock available for issuance. The plan provides for agents of our insurance subsidiaries and Donegal Mutual to invest up to $12,000 per subscription period (April 1 to September 30 and October 1 to March 31 of each year) under various methods. We issue stock at the end of each subscription period at a price equal to 90% of the average market price during the last ten trading days of each subscription period. During 2014, 2013 and 2012, we issued 84,320, 79,532 and 70,366 shares, respectively, under this plan. Expense recognized under the plan was not material.

14 - Statutory Net Income, Capital and Surplus and Dividend Restrictions

The following table presents selected information, as filed with insurance regulatory authorities, for our insurance subsidiaries as determined in accordance with accounting practices prescribed or permitted by such insurance regulatory authorities:

	2014	2013	2012
Atlantic States:
Statutory capital and surplus	$191,195,309	$186,606,655	$180,465,658
Statutory unassigned surplus	134,473,661	131,028,806	124,924,794
Statutory net income	6,054,186	12,596,844	12,507,540
Southern:
Statutory capital and surplus	60,061,445	62,702,432	58,841,059
Statutory unassigned surplus	8,946,329	11,701,045	7,843,473
Statutory net income (loss)	987,335	4,195,635	(1,539,943)
Le Mars:
Statutory capital and surplus	27,251,245	27,627,914	26,803,140
Statutory unassigned surplus	14,571,069	15,032,372	14,210,400
Statutory net (loss) income	(591,242)	790,147	2,423,225
Peninsula:
Statutory capital and surplus	42,065,153	41,891,487	42,471,092
Statutory unassigned surplus	24,170,534	24,089,092	24,671,678
Statutory net income	3,240,015	1,481,670	1,478,823
Sheboygan:
Statutory capital and surplus	11,553,018	12,085,839	10,944,235
Statutory unassigned (deficit) surplus	(525,782)	52,211	(1,087,936)
Statutory net (loss) income	(707,321)	1,374,543	(33,316)
MICO:
Statutory capital and surplus	41,989,986	41,594,701	42,443,200
Statutory unassigned surplus	15,860,855	15,588,110	16,440,388
Statutory net (loss) income	(276,023)	1,170,008	2,698,257

Our principal source of cash for payment of dividends is dividends from our insurance subsidiaries. State insurance laws require our insurance subsidiaries to maintain certain minimum capital and surplus amounts on a statutory basis. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk based capital (“RBC”) requirements that may further impact their ability to pay dividends. Our insurance subsidiaries’ statutory capital and surplus at December 31, 2014 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin. Amounts available for distribution to us as dividends from our insurance subsidiaries without prior approval of insurance regulatory authorities in 2015 are $19.1 million from Atlantic States, $1.0 million from Southern, $2.7 million from Le Mars, $4.2 million from Peninsula, $0 from Sheboygan and $4.2 million from MICO, or a total of approximately $31.2 million.

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

Reconciliations of statutory net income and capital and surplus, as determined using SAP, to the amounts included in the accompanying GAAP financial statements are as follows:

	Year Ended December 31,
	2014	2013	2012
Statutory net income (loss) of insurance subsidiaries	$8,706,950	$21,608,847	$17,534,586
Increases (decreases):
Deferred policy acquisition costs	4,671,098	3,505,813	3,696,742
Deferred federal income taxes	963,679	(1,414,843)	(1,151,250)
Salvage and subrogation recoverable	1,132,000	1,059,400	772,600
Amortization of MICO fair value adjustments	—	—	(5,416)
Consolidating eliminations and adjustments	(11,075,829)	(10,648,834)	(5,421,779)
Parent-only net income	10,141,120	12,211,609	7,667,137

Net income as reported herein	$14,539,018	$26,321,992	$23,092,620

	Year Ended December 31,
	2014	2013	2012
Statutory capital and surplus of insurance subsidiaries	$374,116,156	$372,509,028	$361,968,384
Increases (decreases):
Deferred policy acquisition costs	48,298,608	43,627,510	40,121,697
Deferred federal income taxes	(17,639,443)	(12,251,398)	(25,682,004)
Salvage and subrogation recoverable	14,192,000	13,060,000	12,000,600
Non-admitted assets and other adjustments, net	2,236,021	2,363,038	2,005,603
Fixed maturities	7,637,828	(1,465,363)	39,607,340
Parent-only equity and other adjustments	(12,706,527)	(20,965,704)	(29,987,526)

Stockholders’ equity as reported herein	$416,134,643	$396,877,111	$400,034,094

16 - Supplementary Cash Flow Information

The following table reflects net income taxes and interest paid during 2014, 2013 and 2012:

	2014	2013	2012
Income taxes	$2,550,000	$5,450,000	$1,626,965
Interest	1,252,194	1,527,037	2,128,693

17 - Earnings Per Share

We have two classes of common stock, which we refer to as Class A common stock and Class B common stock. Our Class A common stock is entitled to be paid cash dividends that are at least 10% higher than the cash dividends we pay on our Class B common stock. Accordingly, we use the two-class method for the computation of earnings per common share. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of common stock based on dividends declared and an allocation of remaining undistributed earnings using a participation percentage reflecting the dividend rights of each class.

We present below a reconciliation of the numerators and denominators we used in the basic and diluted per share computations for our Class A common stock:

	Year Ended December 31,
(dollars in thousands, except per share data)	2014	2013	2012
Basic earnings per share:
Numerator:
Allocation of net income	$11,797	$21,110	$18,455

Denominator:
Weighted-average shares outstanding	21,099,861	20,363,677	20,031,455

Basic earnings per share	$0.56	$1.04	$0.92

Diluted earnings per share:
Numerator:
Allocation of net income	$11,797	$21,110	$18,455

Denominator:
Number of shares used in basic computation	21,099,861	20,363,677	20,031,455
Weighted-average effect of dilutive securities
Add: Director and employee stock options	464,595	398,708	274,103

Number of shares used in per share computations	21,564,456	20,762,385	20,305,558

Diluted earnings per share	$0.55	$1.02	$0.91

We used the following information in the basic and diluted per share computations for our Class B common stock:

	Year Ended December 31,
(dollars in thousands, except per share data)	2014	2013	2012
Basic and diluted earnings per share:
Numerator:
Allocation of net income	$2,742	$5,212	$4,638

Denominator:
Weighted-average shares outstanding	5,576,775	5,576,775	5,576,775

Basic and diluted earnings per share	$0.49	$0.94	$0.83

During 2014, 2013 and 2012, we did not include certain options to purchase shares of our Class A common stock in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of our Class A common stock. The following table reflects such options that remained outstanding at December 31, 2014, 2013 and 2012:

	2014	2013	2012
Options excluded from diluted earnings per share	4,030,500	2,548,500	1,209,000

18 - Condensed Financial Information of Parent Company

Condensed Balance Sheets

(in thousands)

December 31,	2014	2013
Assets
Investment in subsidiaries/affiliates (equity method)	$472,903	$457,886
Short-term investments	530	149
Cash	1,543	1,604
Property and equipment	948	927
Other	429	586

Total assets	$476,353	$461,152

Liabilities and Stockholders’ Equity
Liabilities
Cash dividends declared to stockholders	$3,467	$3,299
Borrowings under lines of credit	53,500	58,000
Other	3,251	2,976

Total liabilities	60,218	64,275

Stockholders’ equity	416,135	396,877

Total liabilities and stockholders’ equity	$476,353	$461,152

Condensed Statements of Income and Comprehensive Income

(in thousands)

Year Ended December 31,	2014	2013	2012
Statements of Income
Revenues
Dividends from subsidiaries	$11,500	$12,500	$7,000
Other	2,099	3,758	5,487

Total revenues	13,599	16,258	12,487

Expenses
Operating expenses	2,746	3,777	2,323
Interest	1,367	1,488	2,118

Total expenses	4,113	5,265	4,441

Income before income tax (benefit) expense and equity in undistributed net income of subsidiaries	9,486	10,993	8,046
Income tax (benefit) expense	(655)	(1,219)	378

Income before equity in undistributed net income of subsidiaries	10,141	12,212	7,668
Equity in undistributed net income of subsidiaries	4,398	14,110	15,425

Net income	$14,539	$26,322	$23,093

Statements of Comprehensive Income
Net income	$14,539	$26,322	$23,093

Other comprehensive income (loss), net of tax
Unrealized gain (loss) - subsidiaries	7,666	(28,707)	4,644

Other comprehensive income (loss), net of tax	7,666	(28,707)	4,644

Comprehensive income (loss)	$22,205	$(2,385)	$27,737

Condensed Statements of Cash Flows

(in thousands)

Year Ended December 31,	2014	2013	2012
Cash flows from operating activities:
Net income	$14,539	$26,322	$23,093

Adjustments:
Equity in undistributed net income of subsidiaries	(4,398)	(14,110)	(15,425)
Other	(432)	(2,200)	(2,624)

Net adjustments	(4,830)	(16,310)	(18,049)

Net cash provided	9,709	10,012	5,044

Cash flows from investing activities:
Net (purchase) sale of short-term investments	(381)	176	8,932
Net purchase of property and equipment	(426)	(420)	(147)
Investment in subsidiaries	(1,710)	990	(100)
Other	26	44	44

Net cash (used) provided	(2,491)	790	8,729

Cash flows from financing activities:
Cash dividends paid	(13,575)	(12,809)	(12,208)
Issuance of common stock	10,808	12,648	2,983
Payments on subordinated debentures	—	(15,465)	—
Payments on line of credit	(7,500)	(15,500)	(6,000)
Borrowings under lines of credit	3,000	21,500	3,500
Repurchase of treasury stock	(12)	(377)	(1,927)

Net cash used	(7,279)	(10,003)	(13,652)

Net change in cash	(61)	799	121
Cash at beginning of year	1,604	805	684

Cash at end of year	$1,543	$1,604	$805

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

Financial data by segment is as follows:

	2014	2013	2012
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$231,056	$202,983	$174,735
Personal lines	325,442	312,309	300,272

SAP premiums earned	556,498	515,292	475,007
GAAP adjustments	—	—	(5)

GAAP premiums earned	556,498	515,292	475,002
Net investment income	18,344	18,795	20,169
Realized investment gains	3,134	2,423	6,859
Equity in earnings of DFSC	1,243	2,908	4,533
Other	7,329	7,692	8,420

Total revenues	$586,548	$547,110	$514,983

	2014	2013	2012
	(in thousands)
Income before income taxes:
Underwriting (loss) income:
Commercial lines	$(9,434)	$(524)	$5,251
Personal lines	(6,383)	1,654	(18,236)

SAP underwriting (loss) income	(15,817)	1,130	(12,985)
GAAP adjustments	6,312	5,175	5,545

GAAP underwriting (loss) income	(9,505)	6,305	(7,440)
Net investment income	18,344	18,795	20,169
Realized investment gains	3,134	2,423	6,859
Equity in earnings of DFSC	1,243	2,908	4,533
Other	3,067	2,279	3,737

Income before income taxes	$16,283	$32,710	$27,858

20 - Guaranty Fund and Other Insurance-Related Assessments

Our insurance subsidiaries’ liabilities for guaranty fund and other insurance-related assessments were $1,440,845 and $1,511,186 at December 31, 2014 and 2013, respectively. These liabilities included $472,665 and $527,241 related to surcharges collected by our insurance subsidiaries on behalf of regulatory authorities for 2014 and 2013, respectively.

21 - Interim Financial Data (unaudited)

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$133,548,261	$136,589,156	$142,149,561	$144,210,557
Total revenues	140,339,087	145,481,928	149,135,383	151,591,344
Net losses and loss expenses	97,632,392	97,887,449	91,003,905	101,877,436
Net (loss) income	(634,414)	1,938,670	8,748,711	4,486,051
Net (loss) earnings per common share:
Class A common stock - basic	(0.02)	0.08	0.33	0.17
Class A common stock - diluted	(0.02)	0.07	0.33	0.17
Class B common stock - basic and diluted	(0.02)	0.07	0.30	0.14

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$124,702,041	$126,963,328	$130,645,011	$132,981,564
Total revenues	133,872,592	135,507,635	138,334,960	139,394,878
Net losses and loss expenses	85,533,016	89,519,350	84,882,734	83,192,851
Net income	6,475,436	2,628,987	7,653,734	9,563,835
Net earnings per common share:
Class A common stock - basic	0.26	0.10	0.30	0.38
Class A common stock - diluted	0.25	0.10	0.30	0.37
Class B common stock - basic and diluted	0.23	0.09	0.27	0.35

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Donegal Group Inc.

We have audited the accompanying consolidated balance sheets of Donegal Group Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Donegal Financial Services Corporation (a 48.2 percent owned investee company). The Company’s investment in Donegal Financial Services Corporation at December 31, 2014 and 2013 was $39,283,924 and $35,685,433, respectively, and its equity in earnings of Donegal Financial Services Corporation was $1,242,910 and $2,907,867 for the years 2014 and 2013, respectively. The financial statements of Donegal Financial Services Corporation were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Donegal Financial Services Corporation, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Donegal Group Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Oversight Board (United States), Donegal Group Inc.’s internal control over financial reporting as of December 31, 2014 based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Philadelphia, Pennsylvania
March 12, 2015

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at December 31, 2014 covered by this Form 10-K Report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2014, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information we are required to disclose in the reports that we file or submit under the Exchange Act and our disclosure controls and procedures are also effective to ensure that information we disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on our evaluation under the COSO Framework, our management has concluded that our internal control over financial reporting was effective at December 31, 2014.

The effectiveness of our internal control over financial reporting at December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in this Form 10-K Report.

Changes in Internal Control over Financial Reporting

We did not make any changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2014 that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Donegal Group Inc.

We have audited Donegal Group Inc.’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Donegal Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Donegal Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Donegal Group Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 12, 2015 expressed an unqualified opinion on those consolidated financial statements.

Philadelphia, Pennsylvania
March 12, 2015

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

We incorporate the response to this Item 10 by reference to our proxy statement we will file with the SEC on or about March 12, 2015 relating to our annual meeting of stockholders that we will hold on April 16, 2015, or our Proxy Statement. We respond to this Item with respect to our executive officers by reference to Part I of this Form 10-K Report.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate the response to this Item 12 by reference to our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

We incorporate the response to this Item 13 by reference to our Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

We incorporate the response to this Item 14 by reference to our Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedule.

(a) Financial statements, financial statement schedule and exhibits filed:

(a) Consolidated Financial Statements

Page
Reports of Independent Registered Public Accounting Firm	90

Donegal Group Inc. and Subsidiaries:

Consolidated Balance Sheets at December 31, 2014 and 2013	56

Consolidated Statements of Income and Comprehensive Income for each of the years in the three-year period ended December 31, 2014, 2013 and 2012	57

Consolidated Statements of Stockholders’ Equity for each of the years in the three-year period ended December 31, 2014, 2013 and 2012	58

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2014, 2013 and 2012	59

Notes to Consolidated Financial Statements	60

Report and Consent of Independent Registered Public Accounting Firm (Filed as Exhibit 23.1)

Consent of Independent Registered Public Accounting Firm (Filed as Exhibit 23.2)

Consent of Independent Registered Public Accounting Firm (Filed as Exhibit 23.3)

(b) Financial Statement Schedule

Schedule III — Supplementary Insurance Information	Filed herewith

Consolidated Financial Statements of Donegal Financial Services Corporation	Filed herewith

We have omitted all other schedules since they are not required, not applicable or the information is included in the financial statements or notes to the financial statements.

(c) Exhibits

Exhibit No.	Description of Exhibits	Reference
3.1	Certificate of Incorporation of Donegal Group Inc., as amended.	(a)

3.2	Amended and Restated By-laws of Donegal Group Inc.(i)

Management Contracts and Compensatory Plans or Arrangements

10.1	Donegal Group Inc. 2013 Equity Incentive Plan for Employees.	(c)

10.2	Donegal Group Inc. 2013 Equity Incentive Plan for Directors.	(c)

10.3	Donegal Group Inc. 2011 Employee Stock Purchase Plan.	(c)

10.4	Donegal Group Inc. 2011 Equity Incentive Plan for Employees.	(c)

10.5	Donegal Group Inc. 2011 Equity Incentive Plan for Directors.	(c)

10.6	Employment Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Donald H. Nikolaus.	(d)

10.7	Consulting Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Donald H. Nikolaus.	(d)

10.8	Employment Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Kevin G. Burke.	(d)

10.9	Employment Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Cyril J. Greenya.	(d)

10.10	Employment Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Jeffrey D. Miller.	(d)

10.11	Employment Agreement dated as of July 18, 2013 among Donegal Mutual Insurance Company, Donegal Group Inc. and Sanjay Pandey.	(s)

10.12	Employment Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Robert G. Shenk.	(d)

10.13	Employment Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Daniel J. Wagner.	(d)

10.14	Donegal Mutual Insurance Company 401(k) Plan.	(e)

10.15	Amendment No. 1 effective January 1, 2000 to Donegal Mutual Insurance Company 401(k) Plan.	(e)

10.16	Amendment No. 2 effective January 6, 2000 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

10.17	Amendment No. 3 effective July 23, 2001 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

10.18	Amendment No. 4 effective January 1, 2002 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

10.19	Amendment No. 5 effective December 31, 2001 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

10.20	Amendment No. 6 effective July 1, 2002 to Donegal Mutual Insurance Company 401(k) Plan.	(h)

10.21	Donegal Group Inc. 2007 Equity Incentive Plan for Employees.	(j)

10.22	Donegal Group Inc. 2007 Equity Incentive Plan for Directors.	(j)

10.23	Donegal Group Inc. Cash Incentive Bonus Plan.	(k)

Other Material Contracts

10.24	Reinsurance and Retrocession Agreement dated May 21, 1996 between Donegal Mutual Insurance Company and Southern Insurance Company of Virginia.	(f)

10.25	Surplus Note Purchase Agreement dated September 8, 2009 between Donegal Mutual Insurance Company and Southern Mutual Insurance Company.	(l)

10.26	Quota-share Reinsurance Agreement dated October 30, 2009 but effective 11:59 p.m. on October 31, 2009 between Donegal Mutual Insurance Company and Southern Mutual Insurance Company.	(l)

10.27	Services and Affiliation Agreement dated October 30, 2009 between Donegal Mutual Insurance Company and Southern Mutual Insurance Company.	(l)

10.28	Technology License Agreement dated October 30, 2009 between Donegal Mutual Insurance Company and Southern Mutual Insurance Company.	(l)

10.29	Amended and Restated Proportional Reinsurance Agreement dated March 1, 2010 between Donegal Mutual Insurance Company and Atlantic States Insurance Company.	(l)

10.30	Agreement and Plan of Merger dated April 19, 2010, and as amended May 20, 2010, among Donegal Acquisition Inc., Donegal Financial Services Corporation, Donegal Group Inc. and Union National Financial Corporation; amended dated September 1, 2010; amended dated December 8, 2010.	(m)

10.31	Amended and Restated Agreement and Plan of Merger dated December 6, 2010 among Michigan Insurance Company, West Bend Mutual Insurance Company, Donegal Group Inc. and DGI Acquisition Corp.	(n)

10.32	Amended and Restated Tax Sharing Agreement dated December 1, 2010 among Donegal Group Inc., Atlantic States Insurance Company, Southern Insurance Company of Virginia, Le Mars Insurance Company, The Peninsula Insurance Company, Peninsula Indemnity Company and Michigan Insurance Company.	(o)

10.33	Amended and Restated Services Allocation Agreement dated December 1, 2010 among Donegal Group Inc., Atlantic States Insurance Company, Southern Insurance Company of Virginia, Le Mars Insurance Company, The Peninsula Insurance Company, Peninsula Indemnity Company and Michigan Insurance Company.	(o)

10.34	Quota-share Reinsurance Agreement dated December 1, 2010 between Donegal Mutual Insurance Company and Michigan Insurance Company.	(o)

10.35	Donegal Group Inc. 2011 Agency Stock Purchase Plan.	(p)

10.36	Credit Agreement dated June 21, 2010 between Donegal Group Inc. and Manufacturers and Traders Trust Company, First Amendment to Credit Agreement dated October 12, 2010 and Second Amendment to Credit Agreement dated June 1, 2011.	(q)

10.37	Third Amendment to Credit Agreement between Donegal Group Inc. and Manufacturers and Traders Trust Company dated June 1, 2012 and Fourth Amendment to Credit Agreement dated December 5, 2012.	(r)

10.38	Fifth Amendment to Credit Agreement between Donegal Group Inc. and Manufacturers and Traders Trust Company dated June 1, 2013.	(s)

10.39	Sixth Amendment to Credit Agreement between Donegal Group Inc. and Manufacturers and Traders Trust Company dated June 1, 2014.	Filed herewith

14	Code of Business Conduct and Ethics.	(g)

21	Subsidiaries of Registrant.	Filed herewith

23.1	Report and Consent of Independent Registered Public Accounting Firm.	Filed herewith

23.2	Consent of Independent Registered Public Accounting Firm.	Filed herewith

23.3	Consent of Independent Registered Public Accounting Firm.	Filed herewith

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer.	Filed herewith

32.2	Section 1350 Certification of Chief Financial Officer.	Filed herewith

Exhibit 101.INS	XBRL Instance Document	Filed herewith

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

(a)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-Q for the quarterly period ended March 31, 2013.
(b)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2001.
(c)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated April 22, 2011.
(d)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated August 3, 2011.
(e)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 1999.
(f)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 1996.
(g)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2003.
(h)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2002.
(i)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated July 18, 2008.
(j)	We incorporate such exhibit by reference to the like-numbered exhibit in Registrant’s Form 8-K Report dated April 20, 2007.
(k)	We incorporate such exhibit by reference to the description of such plan in Registrant’s definitive proxy statement for its Annual Meeting of Stockholders held on April 17, 2014 filed on March 17, 2014.
(l)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2009.
(m)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form S-4 registration statement filed June 25, 2010, Registrant’s Form 8-K Report dated September 1, 2010 and Registrant’s Form 8-K Report dated December 8, 2010.
(n)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated December 8, 2010.
(o)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2010.
(p)	We incorporate such exhibit by reference to the like-described exhibit filed in Registrant’s Form S-3 registration statement filed on May 27, 2011.
(q)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2011.
(r)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2012.
(s)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2013.

DONEGAL GROUP INC. AND SUBSIDIARIES

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

Years Ended December 31, 2014, 2013 and 2012

($ in thousands)

Segment	Net Earned Premiums	Net Investment Income	Net Losses and Loss Expenses	Amortization of Deferred Policy Acquisition Costs	Other Underwriting Expenses	Net Premiums Written
Year Ended December 31, 2014
Personal lines	$325,442	$—	$221,975	$52,718	$49,509	$334,739
Commercial lines	231,056	—	166,426	37,428	35,150	244,462
Investments	—	18,344	—	—	—	—

	$556,498	$18,344	$388,401	$90,146	$84,659	$579,201

Year Ended December 31, 2013
Personal lines	$312,309	$—	$206,977	$49,549	$49,818	$318,698
Commercial lines	202,983	—	136,151	32,204	32,379	214,733
Investments	—	18,795	—	—	—	—

	$515,292	$18,795	$343,128	$81,753	$82,197	$533,431

Year Ended December 31, 2012
Personal lines	$300,269	$—	$218,502	$46,977	$46,725	$308,571
Commercial lines	174,733	—	114,370	27,337	27,190	187,876
Investments	—	20,169	—	—	—	—

	$475,002	$20,169	$332,872	$74,314	$73,915	$496,447

DONEGAL GROUP INC. AND SUBSIDIARIES

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION, CONTINUED

($ in thousands)

	At December 31,
Segment	Deferred Policy Acquisition Costs	Liability For Losses and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable
2014
Personal lines	$28,641	$207,229	$242,327	$—
Commercial lines	19,658	331,029	166,319	—
Investments	—	—	—	—

	$48,299	$538,258	$408,646	$—

2013
Personal lines	$26,351	$206,178	$231,172	$—
Commercial lines	17,277	289,441	151,563	—
Investments	—	—	—	—

	$43,628	$495,619	$382,735	$—

See accompanying Report and Consent of Independent Registered Public Accounting Firm.

Donegal Financial Services

Corporation

Consolidated Financial Statements

December 31, 2014 and 2013

Donegal Financial Services Corporation

Tel: 717-233-8800 Fax: 717-233-8801 www.bdo.com	945 E. Park Drive, Suite 103 Harrisburg, PA 17111

Report of Independent Registered Public Accounting Firm

Board of Directors

Donegal Financial Services Corporation

Mount Joy, Pennsylvania

We have audited the accompanying consolidated balance sheets of Donegal Financial Services Corporation and subsidiary, (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Donegal Financial Services Corporation and subsidiary at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

Harrisburg, Pennsylvania

March 10, 2015

BDO USA, LLP, a Delaware limited liability partnership, is the U.S. member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

BDO is the brand name for the BDO network and for each of the BDO Member Firms.

Report of Independent Registered Public Accounting Firm

Board of Directors

Donegal Financial Services Corporation

Mount Joy, Pennsylvania

We have audited the accompanying consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows of Donegal Financial Services Corporation and subsidiary (the “Company”) for the year ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Donegal Financial Services Corporation and subsidiary for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

Lancaster, Pennsylvania

March 8, 2013

Consolidated Financial Statements

Donegal Financial Services Corporation

Consolidated Balance Sheets

(dollars in thousands, except share data)

December 31,	2014	2013

Assets
Cash and due from banks	$20,497	$18,945
Interest-bearing demand deposits in other banks	22,844	40,593

Cash and cash equivalents	43,341	59,538

Interest-bearing time deposits in other banks	6	6
Securities available-for-sale	127,889	141,183
Loans held for sale	1,079	1,513
Loans receivable, net of allowance for loan losses of $3,978 at December 31, 2014 and $4,047 at December 31, 2013	301,872	274,589
Restricted investment in bank stocks	966	1,176
Property and equipment, net	11,138	11,252
Bank-owned life insurance	13,148	12,944
Goodwill	901	901
Intangible assets	754	1,013
Other real estate owned	102	367
Accrued interest receivable	1,375	1,532
Other assets	3,363	6,564

Total Assets	$505,934	$512,578

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Demand, non-interest bearing	$90,285	$80,909
Interest bearing	313,082	347,350

Total deposits	403,367	428,259

Short-term borrowings	10,000	-
Junior subordinated debentures	8,048	7,701
Other liabilities	2,852	2,690

Total Liabilities	424,267	438,650

Shareholders’ Equity
Common stock, par value $0.01 per share; 17,864 shares authorized, issued and outstanding	1	1
Surplus	62,388	62,164
Retained earnings	19,260	16,407
Accumulated other comprehensive income (loss)	18	(4,644)

Total Shareholders’ Equity	81,667	73,928

Total Liabilities and Shareholders’ Equity	$505,934	$512,578

See accompanying notes to consolidated financial statements.

Donegal Financial Services Corporation

Consolidated Statements of Income

(dollars in thousands)

Years Ended December 31,	2014	2013	2012

Interest Income
Loans, including fees	$16,737	$20,190	$25,644
Securities:
Taxable	2,102	2,462	2,174
Tax exempt	911	1,407	864
Other	201	93	84

Total Interest Income	19,951	24,152	28,766

Interest Expense
Deposits	1,717	2,059	2,394
Junior subordinated debentures	784	764	767
Other	1	-	-

Total Interest Expense	2,502	2,823	3,161

Net interest income	17,449	21,329	25,605

Provision for Loan Losses	67	205	1,148

Net interest income after provision for loan losses	17,382	21,124	24,457

Other Income
Service charges on deposits	1,064	1,239	1,433
Other service charges, commissions, fees	1,515	1,310	1,368
Income from fiduciary activities	70	75	76
Alternative investment sales commissions	889	812	852
Gains on sales of loans	695	889	775
Net realized (losses)/gains on sales of securities	(77)	(557)	1,488
Earnings from bank-owned life insurance	483	386	393
Other	74	79	92

Total Other Income	4,713	4,233	6,477

Other Expenses
Salaries and employee benefits	8,663	8,332	8,632
Occupancy and equipment	2,855	2,520	2,598
Advertising and marketing	358	331	224
Data and ATM processing	2,273	2,129	2,020
Professional fees	847	601	879
Supplies and printing	255	276	267
FDIC insurance	232	217	237
Merger expenses	-	-	255
Amortization of core deposit intangible	237	271	306
Other	2,419	1,752	1,372

Total Other Expenses	18,139	16,429	16,790

Income before income tax expense	3,956	8,928	14,144

Income Tax Expense	1,103	2,898	4,743

Net Income	$2,853	$6,030	$9,401

See accompanying notes to consolidated financial statements.

Donegal Financial Services Corporation

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

Years Ended December 31,	2014	2013	2012

Net Income	$2,853	$6,030	$9,401

Other Comprehensive Income (Loss):
Unrealized gains (losses) arising during the period on available-for-sale securities, net of income taxes of $2,375, $(3,838) and $734, respectively	4,611	(7,453)	1,425
Reclassification adjustment for net losses/(gains) on sales of available-for-sale securities included in net income, income taxes of $26, $189 and $(506), respectively (A)(B)	51	368	(982)

Total other comprehensive income (loss)	4,662	(7,085)	443

Total Comprehensive Income (Loss)	$7,515	$(1,055)	$9,844

(A)	Amounts are included in net realized (losses) gains on sales of securities on the consolidated statement of income in total other income.
(B)	Income tax amounts are included in income tax expense on the consolidated statement of income.

See accompanying notes to consolidated financial statements.

Donegal Financial Services Corporation

Consolidated Statements of Shareholders’ Equity

(dollars in thousands)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehen- sive Income (Loss)	Total

Balance, January 1, 2012	$ 1	$61,623	$2,376	$1,998	$65,998

Net income	-	-	9,401	-	9,401
Other comprehensive income, net of taxes	-	-	-	443	443
Cash capital contribution from Donegal Mutual Insurance Company	-	200	-	-	200
Stock Option Expense	-	138	-	-	138

Balance, December 31, 2012	1	61,961	11,777	2,441	76,180

Net income	-	-	6,030	-	6,030
Other comprehensive loss, net of taxes	-	-	-	(7,085)	(7,085)
Common stock dividend	-	-	(1,400)	-	(1,400)
Stock option expense	-	203	-	-	203

Balance, December 31, 2013	1	62,164	16,407	(4,644)	73,928

Net income	-	-	2,853	-	2,853
Other comprehensive income, net of taxes	-	-	-	4,662	4,662
Stock option expense	-	224	-	-	224

Balance, December 31, 2014	$ 1	$62,388	$19,260	$18	$81,667

See accompanying notes to consolidated financial statements.

Donegal Financial Services Corporation

Consolidated Statements of Cash Flows

(dollars in thousands)

Years Ended December 31,	2014	2013	2012

Cash Flows from Operating Activities
Net income	$2,853	$6,030	$9,401
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	67	205	1,148
Depreciation and amortization	897	975	1,006
Intangible amortization	259	304	348
Accretion of junior subordinated debentures	347	314	284
Net loss (gain) on sales of securities	77	557	(1,488)
Net loss on sales of other real estate owned	66	94	67
Gain on sales of loans	(695)	(889)	(775)
Proceeds from sales of loans	20,592	32,091	23,358
Loans originated for sale	(19,463)	(28,449)	(25,518)
Stock option expense	224	203	138
Net (gain) loss on sale of property and equipment	(1)	(2)	1
Amortization on securities, net	425	666	642
Earnings from bank-owned life insurance	(382)	(386)	(393)
Gain from life insurance proceeds	(101)	-	-
Deferred income taxes	583	1,928	2,765
Decrease in accrued interest receivable and other assets	374	1,977	1,015
Increase (decrease) in other liabilities	162	(577)	(1,994)

Net Cash Provided by Operating Activities	6,284	15,041	10,005

Cash Flows from Investing Activities
Purchases of securities available-for-sale	(14,763)	(50,782)	(114,226)
Proceeds from sales of securities available-for-sale	25,630	27,849	44,170
Proceeds from maturities and principal repayments of securities available-for-sale	8,988	17,850	19,885
Net (increase) decrease in loans	(27,796)	15,683	47,335
Net maturities of interest bearing time deposits	-	-	94
Redemption of restricted stock	210	1,144	929
Life insurance claim	279	-	-
Proceeds from the sale of property and equipment	1	38	7
Purchases of property and equipment	(783)	(434)	(598)
Proceeds from sale of other real estate owned	645	125	627

Net Cash (Used In) Provided by Investing Activities	(7,589)	11,473	(1,777)

See accompanying notes to consolidated financial statements.

Donegal Financial Services Corporation

Consolidated Statements of Cash Flows

(dollars in thousands)

Years Ended December 31,	2014	2013	2012

Cash Flows from Financing Activities
Net (decrease) increase in deposits	$(24,892)	$5,423	$(31,740)
Proceeds from long-term debt	-	6,000	-
Repayment of long-term debt	-	(6,000)	-
Net increase in short-term borrowings	10,000	-	-
Capital contribution from Donegal Mutual Insurance Company	-	-	200
Dividends paid	-	(1,400)	-

Net Cash (Used in) Provided by Financing Activities	(14,892)	4,023	(31,540)

Net (decrease) increase in cash and cash equivalents	(16,197)	30,537	(23,312)

Cash and Cash Equivalents, Beginning of Year	59,538	29,001	52,313

Cash and Cash Equivalents, End of Year	$43,341	$59,538	$29,001

Supplementary Cash Flows Information
Interest paid	$2,594	$2,880	$3,296

Income taxes paid	$540	$1,150	$1,100

Supplementary Schedule of Noncash Investing Activities
Loan transfers to other real estate owned	$446	$30	$517

See accompanying notes to consolidated financial statements.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

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

Other-than-temporary impairment guidance on debt securities specifies that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a loss due to credit quality. When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before the recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive (loss) income. The Company has not recognized any other-than-temporary impairment losses in the years ended December 31, 2014, 2013 or 2012.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried in the aggregate at the lower of cost or estimated fair value. The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attribute of that loan. Net unrealized losses are recognized through a valuation allowance with corresponding charges in the consolidated statement of income. The Company did not write down any loans held for sale during the years ended December 31, 2014, 2013 or 2012. All sales are made without recourse and are sold with servicing released.

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

Reserve for Unfunded Lending Commitments - The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the balance sheet. The Company had a reserve of $173,000 as of December 31, 2014 and $125,000 as of December 31, 2013.

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

Goodwill

Goodwill represents the excess of the purchase price over the underlying fair value of merged entities. We assess goodwill for impairment annually as of October 1 of each year. If certain events occur which indicate goodwill might be impaired between annual tests, goodwill must be tested when such events occur. In making this assessment, we consider a number of factors including operating results, business plans, economic projections, anticipated future cash flows, current market data, etc. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. Changes in economic and operating conditions could result in goodwill impairment in future periods. The Company did not identify any impairment on its outstanding goodwill from its most recent testing which was performed as of October 1, 2014. Goodwill was evaluated in accordance with ASC 350-20 using a qualitative analysis.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

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

Management believes no impairment charge was necessary related to the FHLB restricted stock in 2014, 2013 or 2012.

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

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

ASC Topic 715, Compensation - Retirement Benefits, requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The Company has certain split-dollar life insurance arrangements as part of the Company’s bank-owned life insurance program, and recognized its liability and related compensation expense in accordance with ASC Topic 715. Compensation expense related to this split-dollar life insurance was $20,000, $30,000 and $43,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Mortgage Servicing Rights

Mortgage servicing rights are recognized as assets upon the sale of a mortgage loan. A portion of the cost of the loan is allocated to the servicing right based upon relative fair value. The fair value of servicing rights is based on the present value of estimated future cash flows for pools of mortgages sold stratified by rate and maturity date. Assumptions that are incorporated in the valuation of servicing rights include assumptions about prepayment speeds on mortgages and the cost to service loans. Servicing rights are reported in intangible assets and are amortized over the estimated period of future servicing income to be received on the underlying mortgage loans. The carrying amount of mortgage servicing rights was $54,000 and $76,000 at December 31, 2014 and 2013, respectively. Any related amortization expense is netted against loan servicing fee income and is reflected in the income statement in other non-interest income. Amortization expense was $22,000, $33,000 and $42,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Servicing rights are evaluated for impairment based upon estimated fair value as compared to unamortized book value.

The Company retains the servicing rights on certain mortgage loans sold to the FHLB and receives mortgage banking fee income based upon the principal balance outstanding. Total loans serviced for the FHLB amounted to $5,356,000 and $7,614,000 at December 31, 2014 and 2013, respectively. These mortgage loans sold to the FHLB and serviced by the Company are not reflected in the balance sheet.

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

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

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

The Company recognizes interest and penalties on income taxes as a component of income tax expense. Tax years subject to examination by tax authorities are the years ended December 31, 2013, 2012 and 2011.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the consolidated balance sheet when they are funded.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of December 31, 2014 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through March 10, 2015, the date these consolidated financial statements were available to be issued.

On February 25, 2015, the Board of Directors of Union Community Bank approved a $1.8 million dividend payment to the Company. The Company will then make a $1.4 million dividend payment to Donegal Group, Inc. and Donegal Mutual Insurance Company. The dividend is payable March 4, 2015.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

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

Included in the purchase price was goodwill and core deposit intangible of $901,000 and $1,738,000, respectively. The core deposit intangible will be amortized over a ten-year period using a sum of the year’s digits basis. The goodwill will not be amortized, but will be measured annually for impairment. Core deposit intangible amortization expense of $237,000, $271,000 and $306,000 was recorded in 2014, 2013 and 2012, respectively. Intangible amortization expense projected for the succeeding five years beginning 2015 is estimated to be $203,000, $168,000, $134,000, $99,000 and $64,000 per year, respectively, and $32,000 in total for years after 2019.

3. Restrictions on Cash and Cash Equivalents

The Company is required to maintain cash reserve balances for the Federal Reserve Bank. The total required reserve balances were $6,123,000 and $9,257,000 as of December 31, 2014 and 2013, respectively.

4. Securities Available-for-Sale

The amortized cost, related fair value and unrealized gains and losses of securities available-for-sale are as follows at December 31, 2014 and 2013 (in thousands):

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. treasuries	$6,991	$11	$(88)	$6,914
U.S. government agencies securities	11,563	17	(177)	11,403
Corporate debt securities	2,646	46	(25)	2,667
Tax-free municipal securities	22,851	654	(403)	23,102
Taxable municipal securities	2,338	247	-	2,585
U.S. government sponsored enterprise mortgage-backed securities	81,182	640	(895)	80,927
Equity securities	291	-	-	291

	$127,862	$1,615	$(1,588)	$127,889

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. treasuries	$7,489	$-	$(596)	$6,893
U.S. government agencies securities	13,025	-	(713)	12,312
Corporate debt securities	3,174	57	(118)	3,113
Tax-free municipal securities	42,593	372	(3,537)	39,428
Taxable municipal securities	2,839	167	-	3,006
U.S. government sponsored enterprise mortgage-backed securities	78,808	276	(2,944)	76,140
Equity securities	291	-	-	291

	$148,219	$872	$(7,908)	$141,183

Certain obligations of the U.S. Government are pledged to secure public deposits and for other purposes as required or permitted by law. The carrying value of the pledged assets was $24,199,000 and $35,406,000 at December 31, 2014 and 2013, respectively.

The amortized cost and fair value of securities as of December 31, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without any penalty (in thousands).

	Amortized Cost	Fair Value
Due in one year or less	$919	$1,027
Due after one year through five years	2,569	2,631
Due after five years through ten years	19,793	19,635
Due after ten years	23,108	23,378
U.S. government sponsored enterprise mortgage-backed securities	81,182	80,927
Equity securities	291	291

	$127,862	$127,889

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2014 and 2013 (in thousands):

December 31, 2014	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$-	$-	$5,453	$(88)	$5,453	$(88)
U.S. government agencies securities	2,492	(8)	7,129	(169)	9,621	(177)
Corporate debt securities	-	-	1,043	(25)	1,043	(25)
Tax-free municipal securities	476	(21)	10,456	(382)	10,932	(403)
U.S. government sponsored enterprise mortgage-backed securities	6,094	(3)	38,759	(892)	44,853	(895)

	$9,062	$(32)	$62,840	$(1,556)	$71,902	$(1,588)

December 31, 2013	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. treasuries	$6,893	$(596)	$-	$-	$6,893	$(596)
U.S. government agencies securities	11,612	(662)	699	(51)	12,311	(713)
Corporate debt securities	1,733	(118)	-	-	1,733	(118)
Tax-free municipal securities	27,153	(2,557)	4,746	(980)	31,899	(3,537)
U.S. government sponsored enterprise mortgage-backed securities	55,721	(2,498)	5,223	(446)	60,944	(2,944)

	$103,112	$(6,431)	$10,668	$(1,477)	$113,780	$(7,908)

At December 31, 2014, three available-for-sale U.S. treasury securities had unrealized losses and all three securities have been in a continuous loss position for more than 12 months. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities. None of the securities in this category had a fair value significantly below their amortized cost.

At December 31, 2014, eight available-for-sale U.S. government and agency securities had unrealized losses. One of the eight securities have not been in a continuous loss position for 12 months or more. Seven of the securities have been in a continuous loss position for more than 12 months. None of the securities in this category had a fair value significantly below their amortized cost. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

At December 31, 2014, two available-for-sale corporate debt securities had unrealized losses and both of the securities have been in a continuous loss position for more than 12 months. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities. None of the securities in this category had a fair value significantly below their amortized cost.

At December 31, 2014, sixteen available-for-sale tax-free municipal securities had unrealized losses. One of the sixteen securities have not been in a continuous loss position for 12 months or more. Fifteen securities have been in a continuous loss position for more than 12 months. None of the securities in this category had a fair value significantly below their amortized cost. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities.

At December 31, 2014, nineteen available-for-sale U.S. government sponsored enterprise mortgage-backed securities had unrealized losses. Two of the nineteen securities have not been in a continuous loss position for 12 months or more. Seventeen securities have been in a continuous loss position for more than 12 months. None of the securities in this category had a fair value significantly below their amortized cost. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities.

At December 31, 2013, five available-for-sale U.S. treasury securities had unrealized losses and have not been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities. None of the securities in this category had a fair value significantly below their amortized cost.

At December 31, 2013, ten available-for-sale U.S. government and agency securities had unrealized losses. Nine of the ten securities have not been in a continuous loss position for 12 months or more. One security has been in a continuous loss position for more than 12 months. None of the securities in this category had a fair value significantly below their amortized cost. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities.

At December 31, 2013, three available-for-sale corporate debt securities had unrealized losses and have not been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities. None of the securities in this category had a fair value significantly below their amortized cost.

At December 31, 2013, fifty-three available-for-sale municipal securities had unrealized losses. Forty-six of the fifty-three securities have not been in a continuous loss position for 12 months or more. Seven securities have been in a continuous loss position for more than 12 months. None of the securities in this category had a fair value significantly below their amortized cost. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

At December 31, 2013, twenty-nine available-for-sale U.S. government sponsored enterprise mortgage-backed securities had unrealized losses. Twenty-seven of the twenty-nine securities have not been in a continuous loss position for 12 months or more. Two securities have been in a continuous loss position for more than 12 months. None of the securities in this category had a fair value significantly below their amortized cost. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities.

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

Gross realized losses on securities sold during 2014, 2013 and 2012 totaled $309,000, $793,000 and $3,000, respectively. Gross realized gains on securities sold during 2014, 2013 and 2012 totaled $232,000, $236,000 and $1,491,000, respectively.

5. Loans and Allowance for Loan Losses

Credit Quality Indicators

The following tables present the classes of the loan portfolio summarized by the aggregate credit risk ratings (special mention, substandard and doubtful) within the Company’s internal risk rating system as of December 31, 2014 and 2013 (in thousands):

December 31, 2014	Pass	Special Mention	Substandard	Doubtful	Total
Commercial loans:
Real estate secured	$177,230	$1,232	$8,801	$-	$187,263
C & I	19,465	-	2,241	-	21,706
Other	3,572	-	-	-	3,572
Residential mortgage loans	6,929	-	308	-	7,237
Home equity installments and lines of credit	82,593	-	672	-	83,265
Consumer loans, other	2,775	-	32	-	2,807

	$292,564	$1,232	$12,054	$-	$305,850

December 31, 2014	Pass	Special Mention	Substandard	Doubtful	Total
Commercial loans:
Real estate secured	$148,090	$1,018	$10,197	$-	$159,305
C & I	19,193	570	2,423	-	22,186
Other	3,823	-	-	-	3,823
Residential mortgage loans	8,036	-	177	-	8,213
Home equity installments and lines of credit	81,629	-	673	-	82,302
Consumer loans, other	2,769	-	38	-	2,807

	$263,540	$1,588	$13,508	$-	$278,636

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

Loans that are individually and collectively evaluated for impairment, as well as the related allowance for loan loss at December 31, 2014 and 2013 are presented below (in thousands):

December 31, 2014	Collectively Evaluated for Impairment		Individually Evaluated for Impairment			Loans Acquired with Credit Deterioration		Total
	Recorded Investment	Allowance for Loan Losses	Recorded Investment	Unpaid Principal Balance	Allowance for Loan Losses	Recorded Investment	Allowance for Loan Losses	Recorded Investment	Allowance for Loan Losses

Commercial loans:
Real estate secured	$186,592	$2,649	$671	$809	$-	$-	$-	$187,263	$2,649
C & I	21,706	395	-	-	-	-	-	21,706	395
Other	3,572	20	-	-	-	-	-	3,572	20
Residential mortgage loans	7,237	71	-	-	-	-	-	7,237	71
Home equity installments and lines of credit	83,251	666	14	14	-	-	-	83,265	666
Consumer loans, other	2,807	37	-	-	-	-	-	2,807	37
Unallocated	-	140	-	-	-	-	-	-	140

	$305,165	$3,978	$685	$823	$-	$-	$-	$305,850	$3,978

December 31, 2013	Collectively Evaluated for Impairment		Individually Evaluated for Impairment			Loans Acquired with Credit Deterioration		Total
	Recorded Investment	Allowance for Loan Losses	Recorded Investment	Unpaid Principal Balance	Allowance for Loan Losses	Recorded Investment	Allowance for Loan Losses	Recorded Investment	Allowance for Loan Losses

Commercial loans:
Real estate secured	$159,305	$2,661	$-	$-	$-	$-	$-	$159,305	$2,661
C & I	22,186	447	-	-	-	-	-	22,186	447
Other	3,823	24	-	-	-	-	-	3,823	24
Residential mortgage loans	8,213	62	-	-	-	-	-	8,213	62
Home equity installments and lines of credit	82,302	696	-	-	-	-	-	82,302	696
Consumer loans, other	2,807	44	-	-	-	-	-	2,807	44
Unallocated	-	113	-	-	-	-	-	-	113

	$278,636	$4,047	$-	$-	$-	$-	$-	$278,636	$4,047

The average recorded investment and interest income recognized on impaired commercial real estate loans for the year ended December 31, 2014 was $228,000 and $54,000, respectively. The average recorded investment and interest income recognized on home equity installments and lines of credit for the year ended December 31, 2014 was $6,000 and $1,000, respectively.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

The following tables summarize the activity by segments of the allowance for loan losses for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Commercial Loans			Residential	Home Equity Install- ments and	Consumer
December 31, 2014	Real Estate Secured	C & I	Other	Mortgage Loans	Lines of Credit	Loans, Other	Unallocated	Total

Beginning balance, January 1, 2014	$2,661	$447	$24	$62	$696	$44	$113	$4,047
Charge-offs	(79)	(60)	-	(1)	-	(11)	-	(151)
Recoveries	-	13	-	1	-	1	-	15
Provisions	67	(5)	(4)	9	(30)	3	27	67

Ending balance, December 31, 2014	$2,649	$395	$20	$71	$666	$37	$140	$3,978
	Commercial Loans			Residential	Home Equity Install- ments and	Consumer
December 31, 2013	Real Estate Secured	C & I	Other	Mortgage Loans	Lines of Credit	Loans, Other	Unallocated	Total

Beginning balance, January 1, 2013	$2,451	$645	$29	$78	$655	$71	$109	$4,038
Charge-offs	(4)	(14)	-	(100)	(57)	(50)	-	(225)
Recoveries	-	16	-	-	11	2	-	29
Provisions	214	(200)	(5)	84	87	21	4	205

Ending balance, December 31, 2013	$2,661	$447	$24	$62	$696	$44	$113	$4,047
	Commercial Loans			Residential	Home Equity Install- ments and	Consumer
December 31, 2012	Real Estate Secured	C & I	Other	Mortgage Loans	Lines of Credit	Loans, Other	Unallocated	Total

Beginning balance, January 1, 2012	$2,180	$375	$32	$81	$609	$85	$51	$3,413
Charge-offs	(18)	(18)	-	(19)	(170)	(307)	-	(532)
Recoveries	-	5	-	-	1	3	-	9
Provisions	289	283	(3)	16	215	290	58	1,148

Ending balance, December 31, 2012	$2,451	$645	$29	$78	$655	$71	$109	$4,038

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2014 and 2013 (in thousands):

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due and Accruing	Non- Accrual Loans	Total Past Due and Non- Accrual	Current Loans	Total Loans Receivable

Commercial loans:
Real estate secured	$49	$277	$-	$995	$1,321	$183,684	$185,005
C & I	-	-	-	17	17	20,538	20,555
Other	-	-	-	-	-	3,572	3,572
Acquired with credit deterioration	-	-	-	652	652	2,757	3,409
Residential mortgage loans:
Residential mortgage loans	-	128	451	268	847	6,327	7,174
Acquired with credit deterioration	-	-	-	63	63	-	63
Home equity loans:
Home equity installments and lines of credit	733	53	64	715	1,565	81,660	83,225
Acquired with credit deterioration	-	-	-	-	-	40	40
Consumer loans, other	25	1	-	-	26	2,781	2,807

	$807	$459	$515	$2,710	$4,491	$301,359	$305,850

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due and Accruing	Non- Accrual Loans	Total Past Due and Non- Accrual	Current Loans	Total Loans Receivable

Commercial loans:
Real estate secured	$309	$-	$-	$1,325	$1,634	$155,085	$156,719
C & I	-	59	16	26	101	21,015	21,116
Other	-	-	-	-	-	3,823	3,823
Acquired with credit deterioration	-	-	-	1,025	1,025	2,631	3,656
Residential mortgage loans:
Residential mortgage loans	29	8	-	281	318	7,832	8,150
Acquired with credit deterioration	-	-	-	63	63	-	63
Home equity loans:
Home equity installments and lines of credit	207	65	98	631	1,001	81,262	82,263
Acquired with credit deterioration	-	-	-	-	-	39	39
Consumer loans, other	4	-	4	2	10	2,797	2,807

	$549	$132	$118	$3,353	$4,152	$274,484	$278,636

The Company identified no loans that were considered troubled debt restructurings during the periods presented, and did not have any troubled debt restructurings as of December 31, 2014 or 2013.

The following table provides activity for the accretable yield of purchased impaired loans for the years ended December 31, 2014, 2013 and 2012 (in thousands):

Accretable yield, December 31, 2011	$1,803
Accretable yield amortized to interest income	(3,900)
Reclassification from nonaccretable difference (1)	2,694

Accretable yield, December 31, 2012	597
Accretable yield amortized to interest income	(3,701)
Reclassification from nonaccretable difference (1)	3,109

Accretable yield, December 31, 2013	5
Accretable yield amortized to interest income	(869)
Reclassification from nonaccretable difference (1)	866

Accretable yield, December 31, 2014	$2

(1)	Reclassification from non-accretable difference represents an increase to the estimated cash flows to be collected on the underlying portfolio.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

6. Property and Equipment

The components of property and equipment at December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013

Land and land improvements	$3,328	$3,328
Buildings and improvements	7,414	7,414
Leasehold improvements	1,607	1,583
Furniture, fixtures and equipment	3,302	2,607
Construction and development	-	14

	15,651	14,946
Accumulated depreciation and amortization	(4,513)	(3,694)

	$11,138	$11,252

Total depreciation and amortization expense was $897,000, $975,000 and $1,006,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company has entered into certain arrangements that are classified as operating leases. The operating leases are for some branch and office locations. The majority of the operating leases are renewable at the Company’s option. The Company leases one of the Company’s branch offices from the Insurance Company. On September 1, 2013, the Company renewed the lease for an additional term of five years. Lease expense for the years ended December 31, 2014, 2013 and 2012 was $30,000, $29,000 and $27,000, respectively, under this related party operating lease.

Future minimum lease payments by year, including payments due under renewal agreements, are as follows (in thousands):

	Lease Obligation	Net Lease Obligations	Obligation to Related Party

2015	$465	$465	$26
2016	449	449	26
2017	416	416	26
2018	345	345	26
2019	303	303	11
Thereafter	1,067	1,067	-

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

Net rent expense at December 31, 2014, 2013 and 2012 consisted of the following (in thousands):

	2014	2013	2012

Rental expense	$1,094	$901	$900
Sublease rental income	(271)	(273)	(342)

Net Rental Expense	$823	$628	$558

7. Deposits

The components of deposits at December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013

Demand, non-interest bearing	$90,285	$80,909
Demand, interest bearing	89,357	89,152
Savings and money market	126,365	116,076
Time, $100,000 and over	23,459	44,015
Time, other	73,901	98,107

Total Deposits	$403,367	$428,259

At December 31, 2014, the scheduled maturities of time deposits are as follows (in thousands):

2015	$63,980
2016	19,152
2017	6,194
2018	4,048
2019	3,972
Thereafter	14

$97,360

8. Borrowings

As of December 31, 2014, the Company has a maximum borrowing capacity of $172,145,000 from the Federal Home Loan Bank, of which $10,000,000 in overnight borrowings was outstanding as of December 31, 2014, at a rate of 0.27%. Federal Home Loan Bank advances are secured by qualifying assets of the Company. As of December 31, 2013, the Company had a maximum borrowing capacity of $164,914,300 from the Federal Home Loan Bank of which $-0- was outstanding as of December 31, 2013.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

9. Junior Subordinated Debentures

Through the acquisition of Union National Financial Corporation, the Company acquired three issuances of junior subordinated debentures with a contractual value of $17,341,000 and a fair market value of $7,045,000. The outstanding balance as of December 31, 2014 was $8,048,000 and $7,701,000 at December 31, 2013.

The Bank acquired a junior subordinated debenture issued on July 28, 2006, with a contractual amount of $6,000,000 due September 15, 2021 with a five-year initial fixed rate of 7.17%, and then an annual coupon rate, reset quarterly, based on three-month LIBOR plus 1.65%. The first coupon reset date was September 15, 2011. The outstanding balance as of December 31, 2014 was $3,610,000, the coupon rate was 1.89% and the market yield was 9.94%. The outstanding balance was $3,373,000, the coupon rate was 1.89%, and the market yield was 9.95% at December 31, 2013.

The Company acquired a debenture issued in December 2003 by Union National Capital Trust I (“UNCT 1”) in the amount of $8,248,000. The floating-rate debenture is due January 23, 2034, of which $248,000 is related to the Company’s capital contribution. UNCT I provides for quarterly distributions at a variable annual coupon rate that is reset quarterly, based on three-month LIBOR plus 2.85%. The outstanding balance was $3,414,000, the coupon rate was 3.08%, and the market yield was 9.86% at December 31, 2014. The outstanding balance was $3,337,000, the coupon rate was 3.09%, and the market yield was 9.86% at December 31, 2013.

The Company acquired a debenture issued in October 2004, by Union National Capital Trust II (“UNCT II”) in the amount of $3,093,000. The floating–rate debenture is due November 23, 2034, of which $93,000 is related to the Company’s capital contribution. UNCT II provides for quarterly distributions at a variable annual coupon rate that is reset quarterly, based on three-month LIBOR plus 2.00%. The outstanding balance was $1,024,000, the coupon rate was 2.23% and the market yield was 9.87% at December 31, 2014. The outstanding balance was $991,000, the coupon rate was 2.24% and the market yield was 9.88% at December 31, 2013.

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

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

10. Income Taxes

The components of the income tax expense for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	2014	2013	2012

Federal:
Current	$264	$334	$1,287
Deferred	583	1,928	2,765

	847	2,262	4,052
State, current	256	636	691

	$1,103	$2,898	$4,743

A reconciliation of the statutory income tax at a rate of 34% to the income tax expense included in the consolidated statement of income is as follows for 2014, 2013 and 2012.

	2014	2013	2012

Federal income tax at statutory rate	34.0%	34.0%	34.0%
State tax expense, net of federal benefit	4.3	4.7	3.2
Tax exempt income, net of disallowed
Interest expense	(8.5)	(5.7)	(2.7)
Bank owned life insurance	(4.2)	(1.5)	(1.0)
Stock option expense	1.9	0.8	0.3
Other	0.4	0.2	(0.3)

Effective Income Tax Rate	27.9%	32.5%	33.5%

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

The components of the net deferred tax asset, included in other assets on the consolidated balance sheet, at December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013

Deferred tax assets:
Allowance for loan loss	$1,352	$1,376
State net operating loss carryforward	389	351
Federal net operating loss carryforward	236	161
Alternative minimum tax credit carryforward	1,464	1,101
Nonaccrual interest	20	23
Low income housing tax credit carryforward	437	437
Unrealized loss on available-for-sale securities	-	2,392
Other	299	265

	4,197	6,106

Valuation allowance	(389)	(351)

Total deferred tax assets, net of valuation allowance	3,808	5,755

Deferred tax liabilities:
Property and equipment	(513)	(284)
Unrealized gain on available-for-sale securities	(9)	-
Purchase accounting adjustments	(1,769)	(970)

Net deferred tax liabilities	(2,291)	(1,254)

Net Deferred Tax Assets	$1,517	$4,501

Under the provision of the Internal Revenue Code, the Company has approximately $696,000 and $473,000 of federal net operating loss carryforwards as of December 31, 2014 and 2013, which can be offset against future taxable income through December 31, 2030. At December 31, 2014 and 2013, the Company had no valuation allowance established against its federal net operating loss carryforward, low income housing tax credit carryforward, or alternative minimum tax credit carryforward, as management believes the Company will generate sufficient future taxable income to fully utilize these deferred tax assets. The low income housing credit carryforward will expire between 2021 and 2027, and the alternative minimum tax credit carryforward has no expiration. The valuation allowance at December 31, 2014 and 2013 relates to state net operating loss carryforwards for which realizability is uncertain. At December 31, 2014 and 2013, the Company had state net operating loss carryforwards of $3,894,000 and $3,523,000, respectively, which are available to offset future state taxable income, and expire at various dates through 2032.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible and tax planning strategies, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets, net of any valuation allowance at December 31, 2014.

11. Transactions with Executive Officers, Directors and Affiliated Companies

The Company has had, and may be expected to have in the future, banking transactions with its executive officers, directors, their immediate families and affiliated companies (commonly referred to as related parties). Deposits of related parties totaled $7,089,000 and $9,550,000 at December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013 related party loans totaled $3,294,000 and $3,652,000, respectively. During 2014, loan advances and repayments totaled $3,454,000 and $3,812,000, respectively.

The Company has an operating lease agreement with the Insurance Company as described in Note 6.

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

At December 31, 2014 and 2013, the following financial instruments were outstanding whose contract amounts represent credit risk (in thousands):

	2014	2013

Commitments to grant loans	$2,696	$2,817
Unfunded commitments under lines of credit	107,594	93,961

	$110,290	$96,778

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

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

14. Employee Benefit Plan

The Company maintains a defined contribution 401(k) retirement Plan that covers eligible employees. The Company’s matching contribution is 100% of each participant’s first 1% of elective contribution and 50% of each participant’s next 5% of elective contributions with a maximum contribution of 3.50% of the participants compensation. The Company’s contributions to the Plan totaled $197,000, $183,000 and $183,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to assets. Management believes, as of December 31, 2014, that the Bank meets all capital adequacy requirements to which it is subject.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

A comparison of the Bank’s actual capital amounts to the regulatory requirements at December 31, 2014 and 2013 is presented below (dollars in thousands). The Company’s actual capital amounts and ratios are not significantly different from the Bank’s.

December 31, 2014	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$ 92,492	25.29%	$ ≥29,261	≥8.0%	$ ≥36,576	≥10.0%
Tier 1 capital (to risk-weighted assets)	84,731	23.17%	≥14,630	≥4.0%	≥21,946	≥ 6.0%
Core (Tier 1) capital (to adjusted total assets)	84,731	16.78%	≥20,202	≥4.0%	≥30,303	≥ 6.0%
Tangible equity (to adjusted total assets)	84,731	16.78%	≥ 7,576	≥1.5%	≥ 7,576	≥ 1.5%

December 31, 2013	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$ 88,745	25.83%	$ ≥27,483	≥8.0%	$ ≥34,354	≥10.0%
Tier 1 capital (to risk-weighted assets)	81,200	23.64%	≥13,742	≥4.0%	≥20,612	≥ 6.0%
Core (Tier 1) capital (to adjusted total assets)	81,200	15.67%	≥20,732	≥4.0%	≥31,098	≥ 6.0%
Tangible equity (to adjusted total assets)	81,200	15.67%	≥ 7,774	≥1.5%	≥ 7,774	≥ 1.5%

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

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

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

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2014 and 2013 are as follows (in thousands):

December 31, 2014	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

U.S. treasuries	$6,914	$-	$6,914	$-
U.S. government agencies securities	11,403	-	11,403	-
Corporate debt securities	2,667	-	2,667	-
Tax-free municipal securities	23,102	-	23,102	-
Taxable municipal securities	2,585	-	2,585	-
U.S. government sponsored enterprise mortgage-backed securities	80,927	-	80,927	-
Equity securities	291	-	291	-

December 31, 2013	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

U.S. treasuries	$6,893	$-	$6,893	$-
U.S. government agencies securities	12,312	-	12,312	-
Corporate debt securities	3,113	-	3,113	-
Tax-free municipal securities	39,428	-	39,428	-
Taxable municipal securities	3,006	-	3,006	-
U.S. government sponsored enterprise mortgage-backed securities	76,140	-	76,140	-
Equity securities	291	-	291	-

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

The valuation technique used to measure the fair values for the items in the tables above are as follows:

Securities

The fair value of securities available-for-sale (carried at fair value) are determined by matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.

The Company did not have any financial assets measured at fair value on a non-recurring basis at December 31, 2014 or 2013.

The estimated fair values of financial instruments as of December 31, 2014 and 2013 are set forth in the tables below (in thousands). The information in the table should not be interpreted as an estimate of the fair value of the Company in its entirety since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.

	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	$43,341	$43,341	$59,538	$59,538
Interest-bearing time deposits in other banks	6	6	6	6
Securities available-for-sale	127,889	127,889	141,183	141,183
Loans held for sale	1,079	1,087	1,513	1,513
Loans, net	301,872	305,244	274,589	279,824
Restricted investment in bank stocks	966	966	1,176	1,176
Accrued interest receivable	1,375	1,375	1,532	1,532
Mortgage servicing assets	54	54	76	76
Liabilities:
Demand and savings deposits	306,007	306,007	286,137	286,137
Time deposits	97,360	97,320	142,122	143,076
Short-term borrowings	10,000	10,000	-	-
Junior subordinated debentures	8,048	8,048	7,701	7,701
Accrued interest payable	142	142	234	234

Off-Balance-Sheet Items:
Commitments to extend credit and standby letters of credit	-	-	-	-

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2014 and 2013.

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

Securities Available-for-Sale

The carrying values of securities available-for-sale (carried at fair value) are determined by matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.

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

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

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

Short-term Borrowings

Because of time to maturity, the estimated fair value of short-term borrowings approximates the book value.

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

Date: March 12, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald H. Nikolaus Donald H. Nikolaus	President and a Director (principal executive officer)	March 12, 2015

/s/ Jeffrey D. Miller Jeffrey D. Miller	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 12, 2015

/s/ Scott A. Berlucchi Scott A. Berlucchi	Director	March 12, 2015

/s/ Robert S. Bolinger Robert S. Bolinger	Director	March 12, 2015

/s/ Patricia A. Gilmartin Patricia A. Gilmartin	Director	March 12, 2015

/s/ Philip H. Glatfelter, II Philip H. Glatfelter, II	Director	March 12, 2015

/s/ Jack L. Hess Jack L. Hess	Director	March 12, 2015

/s/ Barry C. Huber Barry C. Huber	Director	March 12, 2015

/s/ Kevin M. Kraft, Sr. Kevin M. Kraft, Sr.	Director	March 12, 2015

/s/ Jon M. Mahan Jon M. Mahan	Director	March 12, 2015

/s/ S. Trezevant Moore, Jr. S. Trezevant Moore, Jr.	Director	March 12, 2015

/s/ Richard D. Wampler, II Richard D. Wampler, II	Director	March 12, 2015