Form 10-K/A
period 2014-12-31
DONEGAL GROUP INC
filed 2015-03-16
CIK 800457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1 to Form 10-K

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

DONEGAL GROUP INC.

INDEX TO FORM 10-K/A REPORT

		Page
	Explanatory Note	ii
PART I
Item 1.	Business	1

(i)

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (our “Original Form 10-K”), which we filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2015. We are filing this Amendment solely to amend the Donegal Mutual Insurance Company ownership percentage of Donegal Group Inc. in the chart that appears on page 3 of our Form 10-K to 44.3% rather than 94.3% as we reported in our Original Form 10-K. This Amendment does not reflect events occurring after the filing of our Original Form 10-K or modify or update in any way any of the disclosures contained in our Original Form 10-K except as we have noted expressly in this Amendment. Accordingly, this Amendment should be read in conjunction with our Original Form 10-K and other SEC filings.

(ii)

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

Date: March 16, 2015