Form 10-Q
period 2015-03-31
DONEGAL GROUP INC
filed 2015-05-11
CIK 800457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,952,039 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on May 1, 2015.

DONEGAL GROUP INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Donegal Group Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost	$305,005,882	$307,391,699
Available for sale, at fair value	460,621,748	435,149,784
Equity securities, available for sale, at fair value	31,441,616	30,822,022
Investments in affiliates	39,433,841	39,283,924
Short-term investments, at cost, which approximates fair value	15,873,206	20,293,648

Total investments	852,376,293	832,941,077
Cash	27,913,112	35,578,509
Accrued investment income	6,475,577	5,751,376
Premiums receivable	143,668,330	133,306,961
Reinsurance receivable	265,967,213	253,635,890
Deferred policy acquisition costs	50,068,460	48,298,608
Deferred tax asset, net	16,712,715	17,146,303
Prepaid reinsurance premiums	116,698,920	115,871,783
Property and equipment, net	7,475,919	7,668,340
Federal income taxes recoverable	—	581,477
Goodwill	5,625,354	5,625,354
Other intangible assets	958,010	958,010
Other	1,328,972	1,290,956

Total assets	$1,495,268,875	$1,458,654,644

Liabilities and Stockholders’ Equity
Liabilities
Unpaid losses and loss expenses	$557,000,689	$538,258,406
Unearned premiums	419,591,008	408,646,363
Accrued expenses	16,685,393	19,429,627
Reinsurance balances payable	7,742,072	7,841,172
Borrowings under lines of credit	55,000,000	53,500,000
Cash dividends declared	—	3,467,273
Subordinated debentures	5,000,000	5,000,000
Accounts payable - securities	1,133,854	—
Federal income taxes payable	1,152,359	—
Due to affiliate	2,662,207	2,409,347
Drafts payable	1,192,613	1,950,765
Other	2,578,335	2,017,048

Total liabilities	1,069,738,530	1,042,520,001

Stockholders’ Equity
Preferred stock, $.01 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 40,000,000 shares, issued 22,509,452 and 22,389,369 shares and outstanding 21,567,744 and 21,447,661 shares	225,095	223,894
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	202,971,367	200,348,783
Accumulated other comprehensive income	5,481,220	5,353,269
Retained earnings	229,897,853	223,253,887
Treasury stock	(13,101,682)	(13,101,682)

Total stockholders’ equity	425,530,345	416,134,643

Total liabilities and stockholders’ equity	$1,495,268,875	$1,458,654,644

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Net premiums earned	$146,529,816	$133,548,261
Investment income, net of investment expenses	4,948,953	4,615,776
Net realized investment gains (losses) (includes $1,046,521 and ($88,532) accumulated other comprehensive income (loss) reclassifications)	1,046,521	(88,532)
Lease income	200,073	212,790
Installment payment fees	1,520,325	1,641,550
Equity in earnings of Donegal Financial Services Corporation	526,760	409,242

Total revenues	154,772,448	140,339,087

Expenses:
Net losses and loss expenses	95,939,312	97,632,392
Amortization of deferred policy acquisition costs	24,010,000	21,319,000
Other underwriting expenses	23,833,064	20,458,719
Policyholder dividends	917,837	394,503
Interest	330,538	365,482
Other expenses	726,392	962,207

Total expenses	145,757,143	141,132,303

Income (loss) before income tax expense (benefit)	9,015,305	(793,216)
Income tax expense (benefit) (includes $366,282 and ($30,101) income tax expense (benefit) from reclassification items)	2,160,969	(158,802)

Net income (loss)	$6,854,336	$(634,414)

Earnings (loss) per common share:
Class A common stock - basic	$0.26	$(0.02)

Class A common stock - diluted	$0.25	$(0.02)

Class B common stock - basic and diluted	$0.23	$(0.02)

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$6,854,336	$(634,414)
Other comprehensive gain, net of tax
Unrealized gain on securities:
Unrealized holding income during the period, net of income tax expense of $435,178 and $2,258,082	808,190	4,191,051
Reclassification adjustment for (gains) losses included in net income, net of income tax expense (benefit) of $366,282 and ($30,101)	(680,239)	58,431

Other comprehensive income	127,951	4,249,482

Comprehensive income	$6,982,287	$3,615,068

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(Unaudited)

Three Months Ended March 31, 2015

	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2014	22,389,369	5,649,240	$223,894	$56,492	$200,348,783	$5,353,269	$223,253,887	$(13,101,682)	$416,134,643
Issuance of common stock (stock compensation plans)	120,083	—	1,201	—	2,351,182	—	—	—	2,352,383
Net income	—	—	—	—	—	—	6,854,336	—	6,854,336
Cash dividends declared	—	—	—	—	—	—	(10,218)	—	(10,218)
Grant of stock options	—	—	—	—	200,152	—	(200,152)	—	—
Tax benefit on exercise of stock options	—	—	—	—	71,250	—	—	—	71,250
Other comprehensive income	—	—	—	—	—	127,951	—	—	127,951

Balance, March 31, 2015	22,509,452	5,649,240	$225,095	$56,492	$202,971,367	$5,481,220	$229,897,853	$(13,101,682)	$425,530,345

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net income (loss)	$6,854,336	$(634,414)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,099,355	793,240
Net realized investment (gains) losses	(1,046,521)	88,532
Equity in earnings of Donegal Financial Services Corporation	(526,760)	(409,242)
Changes in assets and liabilities:
Losses and loss expenses	18,742,283	14,503,090
Unearned premiums	10,944,645	15,062,954
Premiums receivable	(10,361,369)	(9,438,265)
Deferred acquisition costs	(1,769,852)	(1,779,873)
Deferred income taxes	364,693	136,054
Reinsurance receivable	(12,331,323)	(7,840,714)
Prepaid reinsurance premiums	(827,137)	(4,029,194)
Accrued investment income	(724,201)	(1,074,592)
Due to affiliate	252,860	(508,059)
Reinsurance balances payable	(99,100)	(5,438,306)
Current income taxes	1,733,836	(311,031)
Accrued expenses	(2,744,234)	(4,643,285)
Other, net	(234,881)	234,873

Net adjustments	2,472,294	(4,653,818)

Net cash provided by (used in) operating activities	9,326,630	(5,288,232)

Cash Flows from Investing Activities:
Purchases of fixed maturities, held to maturity	(5,206,151)	(69,863,688)
Purchases of fixed maturities, available for sale	(61,903,285)	(34,438,401)
Purchases of equity securities, available for sale	(2,902,385)	(10,837,100)
Maturity of fixed maturities:
Held to maturity	7,419,966	13,941,822
Available for sale	17,529,168	9,197,730
Sales of fixed maturities, available for sale	19,916,071	1,235,464
Sales of equity securities, available for sale	2,666,225	2,329,866
Net purchases of property and equipment	(21,805)	(832,686)
Net decrease in investment in affiliates	675,100	—
Net sales of short-term investments	4,420,442	83,310,206

Net cash used in investing activities	(17,406,654)	(5,956,787)

Cash Flows from Financing Activities:
Cash dividends paid	(3,477,491)	(3,302,286)
Issuance of common stock	2,392,118	1,075,959
Purchase of treasury stock	—	(12,026)
Borrowings under lines of credit	1,500,000	3,000,000

Net cash provided by financing activities	414,627	761,647

Net decrease in cash	(7,665,397)	(10,483,372)
Cash at beginning of period	35,578,509	27,636,416

Cash at end of period	$27,913,112	$17,153,044

Cash paid during period - Interest	$265,366	$299,614
Net cash paid during period - Taxes	$—	$—

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

At March 31, 2015, Donegal Mutual held approximately 36% of our outstanding Class A common stock and approximately 76% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 65% of the total voting power of our common stock. We believe Donegal Mutual’s voting control is beneficial to us for the reasons we describe in our Annual Report on Form 10-K. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to a pooling agreement and other intercompany agreements and transactions. While each company maintains its separate corporate existence, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

Atlantic States, our largest subsidiary, participates in a pooling agreement with Donegal Mutual. Under the pooling agreement, the two companies pool their insurance business and each company receives an allocated percentage of the pooled business. Atlantic States has an 80% share of the results of the pooled business, and Donegal Mutual has a 20% share of the results of the pooled business.

The same executive management and underwriting personnel administer products, classes of business underwritten, pricing practices and underwriting standards of Donegal Mutual and our insurance subsidiaries. In addition, as the Donegal Insurance Group, Donegal Mutual and our insurance subsidiaries share a combined business plan to achieve market penetration and underwriting profitability objectives. The products our insurance subsidiaries and Donegal Mutual market are generally complementary, thereby allowing the Donegal Insurance Group to offer a broader range of products to a given market and to expand the Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account. Distinctions within the products of Donegal Mutual and our insurance subsidiaries generally relate to specific risk profiles targeted within similar classes of business, such as preferred tier products versus standard tier products, but we do not allocate all of the standard risk gradients to one company. Therefore, the underwriting profitability of the business the individual companies write directly will vary. However, as the risk characteristics of all business Donegal Mutual and Atlantic States write directly are homogenized within the underwriting pool, Donegal Mutual and Atlantic States share the underwriting results in proportion to their respective participation in the pool. Pooled business represents the predominant percentage of the net underwriting activity of both Donegal Mutual and Atlantic States.

On February 23, 2009, our board of directors authorized a share repurchase program pursuant to which we may purchase up to 300,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the Securities and Exchange Commission (the “SEC”) and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the three-month period ended March 31, 2015. We purchased 846 shares of our Class A common stock under this program during the three months ended March 31, 2014. At March 31, 2015, we had the authority remaining to purchase 3,222 shares under this program.

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 additional shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the SEC and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the three months ended March 31, 2015 or 2014.

2 -	Basis of Presentation

Our financial information for the interim periods included in this Form 10-Q Report is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of our management, are necessary for a fair presentation of our financial position, results of operations and cash flows for those interim periods. Our results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results of operations we expect for the year ending December 31, 2015.

You should read these interim financial statements in conjunction with the financial statements and the notes to our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

	Three Months Ended March 31,
	2015		2014
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$5,550	$1,304	$(510)	$(124)

Denominator:
Weighted-average shares outstanding	21,533,443	5,576,775	20,873,043	5,576,775

Basic net income (loss) per share	$0.26	$0.23	$(0.02)	$(0.02)

Diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$5,550	$1,304	$(510)	$(124)

Denominator:
Number of shares used in basic computation	21,533,443	5,576,775	20,873,043	5,576,775
Weighted-average shares effect of dilutive securities
Add: Director and employee stock options	580,446	—	380,186	—

Number of shares used in per share computations	22,113,889	5,576,775	21,253,229	5,576,775

Diluted net income (loss) per share	$0.25	$0.23	$(0.02)	$(0.02)

We did not include outstanding options to purchase the following number of shares of Class A common stock in our computation of diluted earnings per share because the exercise price of the options was greater than the average market price of our Class A common stock during the applicable period:

	Three Months Ended March 31,
	2015	2014
Number of options to purchase Class A shares excluded	—	2,548,500

4 -	Reinsurance

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

Our insurance subsidiaries and Donegal Mutual purchase certain third-party reinsurance on a combined basis. Le Mars, MICO, Peninsula and Sheboygan also purchase separate third-party reinsurance that provides coverage that we believe is commensurate with their relative size and exposures. Our insurance subsidiaries use several different reinsurers, all of which, consistent with requirements of our insurance subsidiaries and Donegal Mutual, have an A.M. Best rating of A- (Excellent) or better or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A- rating from A.M. Best. The following information describes the external reinsurance our insurance subsidiaries have in place for 2015:

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

Until December 31, 2014, MICO maintained a quota-share reinsurance agreement with third-party reinsurers to reduce its net exposures. Effective January 1, 2015, MICO no longer maintains a quota-share reinsurance agreement with third-party reinsurers.

In addition to the pooling agreement and third-party reinsurance, our insurance subsidiaries have various reinsurance agreements with Donegal Mutual.

Other than the changes we discuss above, we have made no significant changes to our third-party reinsurance or the reinsurance agreements between our insurance subsidiaries and Donegal Mutual during the three months ended March 31, 2015.

5 -	Investments

The amortized cost and estimated fair values of our fixed maturities and equity securities at March 31, 2015 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$51,814	$2,508	$—	$54,322
Obligations of states and political subdivisions	114,776	10,053	106	124,723
Corporate securities	51,896	1,885	167	53,614
Mortgage-backed securities	86,520	2,582	53	89,049

Totals	$305,006	$17,028	$326	$321,708

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$34,362	$240	$24	$34,578
Obligations of states and political subdivisions	253,442	17,183	219	270,406
Corporate securities	48,378	974	10	49,342
Mortgage-backed securities	103,971	2,402	77	106,296

Fixed maturities	440,153	20,799	330	460,622
Equity securities	30,524	1,593	675	31,442

Totals	$470,677	$22,392	$1,005	$492,064

At March 31, 2015, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $286.4 million and an amortized cost of $267.8 million. Our holdings at March 31, 2015 also included special revenue bonds with an aggregate fair value of $108.7 million and an amortized cost of $100.4 million. With respect to both categories of these bonds, we held no securities of any issuer that constituted more than 10% of either bond category at March 31, 2015. Education bonds and water and sewer utility bonds represented 55% and 27%, respectively, of our total investments in special revenue bonds based on the carrying values of these investments at March 31, 2015. Many of the issuers of the special revenue bonds we held at March 31, 2015 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held at March 31, 2015 were similar to general obligation bonds.

The amortized cost and estimated fair values of our fixed maturities and equity securities at December 31, 2014 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$53,619	$1,694	$—	$55,313
Obligations of states and political subdivisions	110,999	10,313	5	121,307
Corporate securities	52,226	1,235	461	53,000
Mortgage-backed securities	90,548	2,099	112	92,535

Totals	$307,392	$15,341	$578	$322,155

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$21,153	$126	$20	$21,259
Obligations of states and political subdivisions	248,046	18,210	14	266,242
Corporate securities	53,211	809	75	53,945
Mortgage-backed securities	91,791	2,005	92	93,704

Fixed maturities	414,201	21,150	201	435,150
Equity securities	29,986	1,652	816	30,822

Totals	$444,187	$22,802	$1,017	$465,972

At December 31, 2014, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $279.7 million and an amortized cost of $259.8 million. Our holdings also included special revenue bonds with an aggregate fair value of $107.8 million and an amortized cost of $99.2 million. With respect to both categories, we held no securities of any issuer that constituted more than 10% of either bond category at December 31, 2014. Education bonds and water and sewer utility bonds represented 55% and 27%, respectively, of our total investments in special revenue bonds based on the carrying values of these investments at December 31, 2014. Many of the issuers of the special revenue bonds we held at December 31, 2014 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held at December 31, 2014 were similar to general obligation bonds.

We made reclassifications from available for sale to held to maturity of certain fixed maturities at fair value on November 30, 2013. We have segregated within accumulated other comprehensive income the net unrealized losses of $15.1 million arising prior to the November 30, 2013 reclassification date for fixed maturities reclassified from available for sale to held to maturity. We will amortize this balance over the remaining life of the related securities as an adjustment to yield in a manner consistent with the accretion of discount on the same fixed maturities. We recorded amortization of $328,528 and $307,903 in accumulated other comprehensive income during the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015 and December 31, 2014, net unrealized losses of $13.2 million and $13.6 million, respectively, remained within accumulated other comprehensive income.

We show below the amortized cost and estimated fair value of our fixed maturities at March 31, 2015 by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity
Due in one year or less	$8,874	$8,888
Due after one year through five years	35,983	36,854
Due after five years through ten years	79,535	83,680
Due after ten years	94,094	103,237
Mortgage-backed securities	86,520	89,049

Total held to maturity	$305,006	$321,708

Available for sale
Due in one year or less	$35,794	$36,672
Due after one year through five years	85,681	89,583
Due after five years through ten years	112,524	119,343
Due after ten years	102,183	108,728
Mortgage-backed securities	103,971	106,296

Total available for sale	$440,153	$460,622

Gross realized gains and losses from investments before applicable income taxes for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Gross realized gains:
Fixed maturities	$823	$23
Equity securities	457	24

	1,280	47

Gross realized losses:
Fixed maturities	78	1
Equity securities	155	135

	233	136

Net realized gains (losses)	$1,047	$(89)

We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at March 31, 2015 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$11,210	$24	$—	$—
Obligations of states and political subdivisions	23,905	325	—	—
Corporate securities	10,231	176	382	1
Mortgage-backed securities	24,152	62	6,661	68
Equity securities	8,590	675	—	—

Totals	$78,088	$1,262	$7,043	$69

We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at December 31, 2014 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$6,821	$18	$937	$1
Obligations of states and political subdivisions	4,146	15	1,309	4
Corporate securities	26,854	500	2,398	36
Mortgage-backed securities	13,361	72	9,026	132
Equity securities	7,512	816	—	—

Totals	$58,694	$1,421	$13,670	$173

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we write down the investment to its fair value, and we reflect the amount of the write-down as a realized loss in our results of operations when we consider the decline in value of an individual investment to be other than temporary. We individually monitor all investments for other-than-temporary declines in value. Generally, we assume there has been an other-than-temporary decline in value if an individual equity security has depreciated in value by more than 20% of original cost and has been in such an unrealized loss position for more than six months. We held 16 equity securities that were in an unrealized loss position at March 31, 2015. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we considered these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, company or geographic events that have negatively impacted the value of a security and rating agency downgrades. We held 69 debt securities that were in an unrealized loss position at March 31, 2015. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary.

We amortize premiums and discounts on debt securities over the life of the security as an adjustment to yield using the effective interest method. We compute realized investment gains and losses using the specific identification method.

We amortize premiums and discounts on mortgage-backed debt securities using anticipated prepayments.

We account for investments in our affiliates using the equity method of accounting. Under this method, we record our investment at cost, with adjustments for our share of our affiliates’ earnings and losses as well as changes in the equity of our affiliates due to unrealized gains and losses. Our investments in affiliates represent our 48.2% ownership interest in DFSC. We include our share of DFSC’s net income in our results of operations. We have compiled the following summary financial information for DFSC at March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014, respectively, from the financial statements of DFSC. The financial information of DFSC at March 31, 2015 and 2014 and for the three months then ended is unaudited.

	March 31, 2015	December 31, 2014
	(in thousands)
Balance sheets:
Total assets	$504,829	$505,934

Total liabilities	$423,127	$424,267
Stockholders’ equity	81,702	81,667

Total liabilities and stockholders’ equity	$504,829	$505,934

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Income statements:
Net income	$816	$849

6 -	Segment Information

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

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Revenues:
Premiums earned
Commercial lines	$62,327	$54,346
Personal lines	84,203	79,202

GAAP premiums earned	146,530	133,548
Net investment income	4,949	4,616
Realized investment gains (losses)	1,047	(89)
Equity in earnings of DFSC	527	409
Other	1,719	1,855

Total revenues	$154,772	$140,339

Income (loss) before income taxes:
Underwriting income (loss):
Commercial lines	$(169)	$(5,348)
Personal lines	126	(3,833)

SAP underwriting loss	(43)	(9,181)
GAAP adjustments	1,873	2,925

GAAP underwriting income (loss)	1,830	(6,256)
Net investment income	4,949	4,616
Realized investment gains (losses)	1,047	(89)
Equity in earnings of DFSC	527	409
Other	662	527

Income (loss) before income taxes	$9,015	$(793)

7 -	Borrowings

Lines of Credit

In June 2014, we renewed our existing credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a $60.0 million unsecured, revolving line of credit. The line of credit expires in July 2017. We have the right to request a one-year extension of the credit agreement as of each anniversary date of the agreement. At March 31, 2015, we had $40.0 million in outstanding borrowings and had the ability to borrow an additional $20.0 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus 2.25%. The interest rate on our outstanding borrowings is adjustable quarterly. At March 31, 2015, the interest rate on our outstanding borrowings from M&T was 2.43%. We pay a fee of 0.2% per annum on the loan commitment amount regardless of usage. The credit agreement requires our compliance with certain covenants. These covenants include minimum levels of our net worth, leverage ratio, statutory surplus and the A.M. Best ratings of our insurance subsidiaries. We were in compliance with all requirements of the credit agreement during the three months ended March 31, 2015.

MICO is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis. Through its membership, MICO has the ability to issue debt to the FHLB of Indianapolis in exchange for cash advances. MICO had no outstanding borrowings with the FHLB of

Indianapolis at December 31, 2014 or March 31, 2015. The table below presents the amount of FHLB of Indianapolis stock MICO purchased, collateral pledged and assets related to MICO’s membership at March 31, 2015.

FHLB of Indianapolis stock purchased and owned	$239,300
Collateral pledged, at par (carrying value $2,233,418)	2,244,832
Borrowing capacity currently available	2,087,191

Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. In 2013, Atlantic States issued secured debt in the principal amount of $15.0 million to the FHLB of Pittsburgh in exchange for cash advances in the amount of $15.0 million. The interest rate on the advances was .32% at March 31, 2015. The table below presents the amount of FHLB of Pittsburgh stock Atlantic States purchased, collateral pledged and assets related to Atlantic States’ membership in the FHLB of Pittsburgh at March 31, 2015.

FHLB of Pittsburgh stock purchased and owned	$697,700
Collateral pledged, at par (carrying value $17,423,166)	17,692,466
Borrowing capacity currently available	1,881,716

Subordinated Debentures

In 2002, West Bend Mutual Insurance Company (“West Bend”), the prior owner of MICO, purchased a $5.0 million surplus note from MICO at face value to increase MICO’s statutory surplus. In 2010, Donegal Mutual purchased the surplus note from West Bend at face value in connection with our acquisition of MICO. The surplus note carries an interest rate of 5.00%, and any repayment of principal or payment of interest on the surplus note requires prior approval of the Michigan Department of Insurance and Financial Services.

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

We charged compensation expense related to our stock compensation plans against income before income taxes of $682,473 and $180,415 for the three months ended March 31, 2015 and 2014, respectively, with a corresponding income tax benefit of $238,866 and $63,145, respectively. At March 31, 2015, we had $3.9 million of unrecognized compensation expense related to nonvested share-based compensation granted under our stock compensation plans. We expect to recognize this compensation expense over a weighted average period of 1.5 years.

We received cash from option exercises under all stock compensation plans for the three months ended March 31, 2015 and 2014 of $1.3 million and $193,558, respectively. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of $71,250 and $11,515 for the three months ended March 31, 2015 and 2014, respectively.

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

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. These pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates we obtain from the pricing services are representative of fair values based upon our investment personnel’s general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel regularly monitor the market, current trading ranges for similar securities and the pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security type and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At March 31, 2015, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at March 31, 2015, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

We present our cash and short-term investments at estimated fair value. We classify these items as Level 1.

The carrying values in our balance sheet for premium receivables and reinsurance receivables and payables for premiums and paid losses and loss expenses approximate their fair values. The carrying amounts we report in our balance sheet for our subordinated debentures and borrowings under lines of credit approximate their fair values. We classify these items as Level 3.

We evaluate our assets and liabilities on a recurring basis to determine the appropriate level at which to classify them for each reporting period.

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at March 31, 2015:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$34,578	$—	$34,578	$—
Obligations of states and political subdivisions	270,406	—	270,406	—
Corporate securities	49,342	—	49,342	—
Mortgage-backed securities	106,296	—	106,296	—
Equity securities	31,442	21,019	10,423	—

Totals	$492,064	$21,019	$471,045	$—

We did not transfer any investments between Levels 1 and 2 during the three months ended March 31, 2015.

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at December 31, 2014:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$21,259	$—	$21,259	$—
Obligations of states and political subdivisions	266,242	—	266,242	—
Corporate securities	53,945	—	53,945	—
Mortgage-backed securities	93,704	—	93,704	—
Equity securities	30,822	20,768	10,054	—

Totals	$465,972	$20,768	$445,204	$—

10 -	Income Taxes

At March 31, 2015 and December 31, 2014, respectively, we had no material unrecognized tax benefits or accrued interest and penalties. Tax years 2011 through 2014 remained open for examination at March 31, 2015. We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of our tax asset. We established a valuation allowance of $440,778 related to a portion of the net operating loss carryforward of Le Mars at January 1, 2004. We have determined that we are not required to establish a valuation allowance for our other net deferred tax assets of $42.1 million and $41.7 million at March 31, 2015 and December 31, 2014, respectively, because it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income and the implementation of tax planning strategies. We also have a net operating loss carryforward of $3.9 million related to Le Mars, which will begin to expire in 2020 if not previously utilized. This carryforward is subject to an annual limitation in the amount that we can use in any one year of approximately $376,000.We also have an alternative minimum tax credit carryforward of $11.0 million with an indefinite life.

11 -	Impact of New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. While the guidance will replace most existing GAAP revenue recognition guidance, the scope of the guidance excludes insurance contracts. The new standard is effective on January 1, 2017. Early adoption is not permitted. The standard permits the use of either the retrospective or the cumulative effect transition method. We do not expect the adoption of this new guidance to have a significant impact on our financial position, results of operations or cash flows.

In February 2015, the FASB issued a new standard that amends the current consolidation guidance affecting both the variable interest entity (“VIE”) and voting interest entity (“VOE”) consolidation models. The standard does not add or remove any of the characteristics in determining if an entity is a VIE or VOE, but rather, the standard enhances assessment of some of these characteristics. The new standard is effective on January 1, 2017. We do not expect the adoption of this new guidance to have a significant impact on our financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We recommend that you read the following information in conjunction with the historical financial information and the footnotes to that financial information we include in this Quarterly Report on Form 10-Q. We also recommend you read Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014.

Critical Accounting Policies and Estimates

We combine our financial statements with those of our insurance subsidiaries and present our financial statements on a consolidated basis in accordance with GAAP.

Our insurance subsidiaries make estimates and assumptions that can have a significant effect on amounts and disclosures we report in our financial statements. The most significant estimates relate to the reserves of our insurance subsidiaries for property and casualty insurance unpaid losses and loss expenses, the valuation of investments and the determination of other-than-temporary investment impairments and the policy acquisition costs of our insurance subsidiaries. While we believe our estimates and the estimates of our insurance subsidiaries are appropriate, the ultimate amounts of these liabilities may differ from the estimates we provided. We regularly review our methods for making these estimates and we reflect any adjustment we consider necessary in our current consolidated results of operations.

Liability for Unpaid Losses and Loss Expenses

Liabilities for losses and loss expenses are estimates at a given point in time of the amounts an insurer expects to pay with respect to incurred policyholder claims based on facts and circumstances the insurer knows at that point in time. At the time of establishing its estimates, an insurer recognizes that its ultimate liability for losses and loss expenses will exceed or be less than such estimates. Our insurance subsidiaries base their estimates of liabilities for losses and loss expenses on assumptions as to future loss trends, expected claims severity, judicial theories of liability and other factors. However, during the loss adjustment period, our insurance subsidiaries may learn additional facts regarding individual claims, and, consequently, it often becomes necessary for our insurance subsidiaries to refine and adjust their estimates for these liabilities. We reflect any adjustments to our insurance subsidiaries’ liabilities for losses and loss expenses in our consolidated results of operations in the period in which our insurance subsidiaries make the changes in estimates.

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

Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced a decrease in claims frequency on workers’ compensation claims during the past several years while claims severity has gradually increased. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on workers’ compensation claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at March 31, 2015. For every 1% change in our insurance subsidiaries’ estimate for loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $3.0 million.

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

Donegal Mutual and our insurance subsidiaries operate together as the Donegal Insurance Group and share a combined business plan designed to achieve market penetration and underwriting profitability objectives. The products our insurance subsidiaries and Donegal Mutual offer are generally complementary, thereby allowing Donegal Insurance Group to offer a broader range of products to a given market and to expand Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account. Distinctions within the products of Donegal Mutual and our insurance subsidiaries generally relate to specific risk profiles targeted within similar classes of business, such as preferred tier products compared to standard tier products, but we do not allocate all of the standard risk gradients to one company. Therefore, the underwriting profitability of the business the individual companies write directly will vary. However, because the pool homogenizes the risk characteristics of all business Donegal Mutual and Atlantic States write directly and each company shares the results according to each company’s participation percentage, each company realizes its percentage share of the underwriting results of the pool. Our insurance subsidiaries’ unpaid liability for losses and loss expenses by major line of business at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
	(in thousands)
Commercial lines:
Automobile	$45,501	$44,270
Workers’ compensation	92,003	89,995
Commercial multi-peril	51,519	48,499
Other	3,047	2,679

Total commercial lines	192,070	185,443

Personal lines:
Automobile	90,058	90,207
Homeowners	15,325	15,053
Other	1,926	1,598

Total personal lines	107,309	106,858

Total commercial and personal lines	299,379	292,301
Plus reinsurance recoverable	257,622	245,957

Total liability for unpaid losses and loss expenses	$557,001	$538,258

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

Percentage Change in Loss and Loss Expense Reserves Net of Reinsurance	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at March 31, 2015	Percentage Change in Stockholders’ Equity at March 31, 2015(1)	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2014	Percentage Change in Stockholders’ Equity at December 31, 2014(1)
(dollars in thousands)
(10.0)%	$269,441	4.6%	$263,071	4.6%
(7.5)	276,926	3.4	270,378	3.4
(5.0)	284,410	2.3	277,686	2.3
(2.5)	291,895	1.1	284,993	1.1
Base	299,379	—	292,301	—
2.5	306,863	(1.1)	299,609	(1.1)
5.0	314,348	(2.3)	306,916	(2.3)
7.5	321,832	(3.4)	314,224	(3.4)
10.0	329,317	(4.6)	321,531	(4.6)

(1)	Net of income tax effect.

Statutory Combined Ratios

We evaluate our insurance operations by monitoring certain key measures of growth and profitability. In addition to using GAAP-based performance measurements, we also utilize certain non-GAAP financial measures that we believe are valuable in managing our business and for comparison to our peers. These non-GAAP measures are underwriting (loss) income, combined ratio and net premiums written. An insurance company’s statutory combined ratio is a standard measure of underwriting profitability. This ratio is the sum of the ratio of calendar-year incurred losses and loss expenses to premiums earned; the ratio of expenses incurred for commissions, premium taxes and underwriting expenses to net premiums written and the ratio of dividends to policyholders to premiums earned. The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. A combined ratio of less than 100 percent generally indicates underwriting profitability. The statutory combined ratio differs from the GAAP combined ratio. In calculating the GAAP combined ratio, we do not deduct installment payment fees from incurred expenses, and we base the expense ratio on premiums earned instead of premiums written. Differences between our GAAP loss ratios reported in our financial statements and our insurance subsidiaries’ statutory loss ratios result from anticipating salvage and subrogation recoveries for the GAAP loss ratios but not for the statutory loss ratios. The following table sets forth our insurance subsidiaries’ statutory combined ratios by major line of business for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Commercial lines:
Automobile	101.5%	100.0%
Workers’ compensation	87.8	97.6
Commercial multi-peril	102.4	119.3
Total commercial lines	95.1	104.3
Personal lines:
Automobile	99.5	97.9
Homeowners	98.7	109.8
Total personal lines	98.4	102.7
Total commercial and personal lines	96.9	103.2

Investments

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we write down an individual investment to its fair value and we reflect the amount of the write-down as a realized loss in our results of operations when we consider the decline in value of the individual investment to be other than temporary. We individually monitor all investments for other-than-temporary declines in value. Generally, we assume there has been an other-than-temporary decline in value if an individual equity security has depreciated in value by more than 20% of its original cost and has been in such an unrealized loss position for more than six months. We held 16 equity securities that were in an unrealized loss position at March 31, 2015. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we considered these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect on the debt security. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, company or geographic events that have negatively impacted the value of a security or rating agency downgrades. We held 69 debt securities that were in an unrealized loss position at March 31, 2015. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary. We did not recognize any impairment losses in the first three months of 2015 or 2014.

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount we could realize if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates we obtain from the pricing services are representative of fair values based upon the general market knowledge of our investment personnel, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security type and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At March 31, 2015, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at March 31, 2015, we did not identify any material discrepancies and we did not make any adjustments to the estimates the pricing services provided.

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

Results of Operations - Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the three months ended March 31, 2015 were $156.6 million, an increase of $12.0 million, or 8.3%, from the $144.6 million of net premiums written for the first quarter of 2014. We primarily attribute the increase to a reduction in MICO’s external quota-share reinsurance, the impact of premium rate increases and an increase in the writing of commercial lines of business. Effective January 1, 2015, MICO terminated its external quota-share reinsurance with third-party reinsurers. Personal lines net premiums written increased $3.7 million, or 4.8%, for the first quarter of 2015 compared to the first quarter of 2014. The increase included $2.0 million related to the MICO reinsurance change, with the remainder of the increase attributable primarily to premium rate increases our insurance subsidiaries implemented throughout 2014 and 2015 and lower reinsurance reinstatement premiums. Commercial lines net premiums written increased $8.4 million, or 12.4%, for the first quarter of 2015 compared to the first quarter of 2014. The increase included $3.4 million related to the MICO reinsurance change, with the remainder of the increase attributable to premium rate increases and increased writings of new accounts in the commercial automobile, commercial multi-peril and workers’ compensation lines of business.

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the first quarter of 2015 were $146.5 million, an increase of $13.0 million, or 9.7%, compared to $133.5 million for the first quarter of 2014, reflecting increases in net premiums written during 2015 and 2014. Our insurance subsidiaries earn premiums and recognize them as revenue over the terms of their policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding 12-month period compared to the comparable period one year earlier.

Investment Income. Our net investment income increased to $4.9 million for the first quarter of 2015, compared to $4.6 million for the first quarter of 2014. We attribute the increase primarily to a decreased allocation of expenses to our investment function.

Net Realized Investment Gains (Losses). Net realized investment gains for the first quarter of 2015 were $1.0 million, compared to net realized investment losses of $88,532 for the first quarter of 2014. The net realized investment gains (losses) for the first quarters of 2015 and 2014 resulted primarily from strategic sales of fixed maturities and equity securities within our investment portfolio. We did not recognize any impairment losses in our investment portfolio during the first quarters of 2015 or 2014.

Equity in Earnings of DFSC. Our equity in the earnings of DFSC was $526,760 for the first quarter of 2015, compared to $409,242 for the first quarter of 2014.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, for the first quarter of 2015 was 65.5%, a decrease from our insurance subsidiaries’ 73.1% loss ratio for the first quarter of 2014. On a statutory basis, our insurance subsidiaries’ commercial lines loss ratio was 64.3% for the first quarter of 2015, compared to 75.6% for the first quarter of 2014, primarily due to decreases in the workers’ compensation and commercial multi-peril loss ratios. The personal lines statutory loss ratio decreased to 66.9% for the first quarter of 2015, compared to 72.2% for the first quarter of 2014, primarily due to a decrease in the homeowners loss ratio. Our insurance subsidiaries experienced modest favorable loss reserve development of approximately $606,000 during the first quarter of 2015 in their reserves for prior accident years, compared to favorable loss reserve development of approximately $430,000 during the first quarter of 2014. The change in loss reserve development patterns occurred primarily within our insurance subsidiaries’ personal automobile reserves.

Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 32.7% for the first quarter of 2015, compared to 31.3% for the first quarter of 2014. We primarily attribute the 2015 increase to increased underwriting incentive costs related to the lower loss ratio in the first quarter of 2015 compared to the first quarter of 2014.

Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were 98.8% and 104.7% for the three months ended March 31, 2015 and 2014, respectively.

Interest Expense. Our interest expense for the first quarter of 2015 was $330,538, compared to $365,482 for the first quarter of 2014. The decrease was related to lower average borrowings during the first quarter of 2015 compared to the first quarter of 2014.

Income Taxes. Income tax expense was $2.2 million for the first quarter of 2015, representing an effective tax rate of 24.0%, compared to an income tax benefit of $158,802 for the first quarter of 2014, representing an effective tax rate of 20.0% . The effective tax rate in both periods represented an estimate based on projected annual taxable income.

Net Income (Loss) and Earnings (Loss) Per Share. Our net income for the first quarter of 2015 was $6.9 million, or $.25 per share of Class A common stock on a diluted basis and $.23 per share of Class B common stock, compared to net loss of $634,414, or $.02 per share of Class A common stock and $.02 per share of Class B common stock, for the first quarter of 2014. We had 21.6 million and 20.9 million Class A shares outstanding at March 31, 2015 and 2014, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as such obligations and needs arise. Our major sources of funds from operations are the net cash flows we generate from our insurance subsidiaries’ underwriting results, investment income and investment maturities.

Our operations have historically generated sufficient net positive cash flow to fund our commitments and add to our investment portfolio, thereby increasing future investment returns and enhancing our liquidity. The impact of the pooling agreement between Donegal Mutual and Atlantic States has historically been cash-flow positive because of the consistent underwriting profitability of the pool. Donegal Mutual and Atlantic States settle their respective obligations to each other under the pool monthly, thereby resulting in cash flows substantially similar to the cash flows that would result from each company writing direct business. We have not experienced any unusual variations in the timing of claim payments associated with the loss reserves of our insurance subsidiaries. We maintain significant liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective, thereby providing an additional measure of liquidity to meet our obligations should an unexpected variation occur in the future. The net cash flows provided by (used in) our operating activities in the first three months of 2015 and 2014 were $9.3 million and ($5.3 million), respectively, with the increase in cash flows in 2015 due primarily to our insurance subsidiaries’ decreased claim payments during the first three months of 2015 compared to the prior-year period.

At March 31, 2015, we had $40.0 million in outstanding borrowings under our line of credit with M&T and had the ability to borrow an additional $20.0 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus 2.25%. At March 31, 2015, Atlantic States had $15.0 million in outstanding advances with the FHLB of Pittsburgh. The interest rate on these advances was .32% at March 31, 2015.

The following table shows our expected payments for significant contractual obligations at March 31, 2015:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Net liability for unpaid losses and loss expenses of our insurance subsidiaries	$299,379	$135,022	$138,197	$12,088	$14,072
Subordinated debentures	5,000	—	—	—	5,000
Borrowings under lines of credit	55,000	15,000	40,000	—	—

Total contractual obligations	$359,379	$150,022	$178,197	$12,088	$19,072

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

We estimate the timing of the amounts for the borrowings under our lines of credit based on their contractual maturities that we discuss in Note 7 – Borrowings. The borrowings under our lines of credit carry interest rates that vary as we discuss in Note 7 – Borrowings. Based upon the interest rates in effect at March 31, 2015, our annual interest cost associated with the borrowings under our lines of credit is approximately $1.0 million. For every 1% change in the interest rate associated with the borrowings under our lines of credit, the effect on our annual interest cost would be approximately $550,000.

We estimate the timing of the amounts for the subordinated debentures based on their contractual maturity we discuss in Note 7 – Borrowings. The subordinated debentures carry an interest rate of 5%, and any repayment of principal or payment of interest on the subordinated debentures requires prior approval of the Michigan Department of Insurance and Financial Services. Our annual interest cost associated with the subordinated debentures is approximately $250,000.

On February 23, 2009, our board of directors authorized a share repurchase program pursuant to which we may purchase up to 300,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the Securities and Exchange Commission (the “SEC”) and in privately negotiated transactions. We did not purchase any shares under this program during the three-month period ended March 31, 2015. We purchased 846 shares of our Class A common stock under this program during the three months ended March 31, 2014. At March 31, 2015, we had the authority remaining to purchase 3,222 shares under this program.

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 additional shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the SEC and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the three months ended March 31, 2015 or 2014.

On April 16, 2015, our board of directors declared quarterly cash dividends of 13.50 cents per share of our Class A common stock and 11.75 cents per share of our Class B common stock, payable on May 15, 2015 to our stockholders of record as of the close of business on May 1, 2015. We are not subject to any restrictions on our payment of dividends to our stockholders, although there are state law restrictions on the payment of dividends by our insurance subsidiaries to us. Dividends from our insurance subsidiaries are our principal source of cash for payment of dividends to our stockholders. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk based capital (“RBC”) requirements that limit their ability to pay dividends to us. Our insurance subsidiaries’ statutory capital and surplus at December 31, 2014 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin. Amounts remaining available for distribution to us as dividends from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities in 2015 are $19.1 million from Atlantic States, $1.0 million from Southern, $2.7 million from Le Mars, $4.2 million from Peninsula, $0 from Sheboygan and $4.2 million from MICO, or a total of approximately $31.2 million.

At March 31, 2015, we had no material commitments for capital expenditures.

Equity Price Risk

Our portfolio of marketable equity securities, which we carry on our consolidated balance sheets at estimated fair value, has exposure to the risk of loss resulting from an adverse change in prices. We manage this risk by performing an analysis of prospective investments and through regular reviews of our portfolio of equity securities by our investment staff.

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

Our investment mix shifted slightly during the first three months of 2015. We reinvested funds we held in short-term investments at year-end 2014 into fixed maturities. The duration of our investment portfolio increased slightly due to this reinvestment activity.

There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2014 through March 31, 2015.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including our President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to SEC Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, at the end of the period this Quarterly Report on Form 10-Q covers. Based upon that evaluation, our President and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we, including our consolidated subsidiaries, are required to disclose in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to affect materially, our internal control over financial reporting.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

We base all statements contained in this Quarterly Report on Form 10-Q that are not historic facts on our current expectations. Such statements are forward-looking in nature (as defined in the Private Securities Litigation Reform Act of 1995) and necessarily involve risks and uncertainties. Forward-looking statements we make may be identified by our use of words such as “will,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “seeks,” “estimates” and similar expressions. Actual results could vary materially. The factors that could cause our actual results to vary materially from forward-looking statements we have previously made, include, but are not limited to, our ability to maintain profitable operations, the adequacy of the loss and loss expense reserves of our insurance subsidiaries, business and economic conditions in the areas in which we and our insurance subsidiaries operate, interest rates, competition from various insurance and other financial businesses, terrorism, the availability and cost of reinsurance, adverse and catastrophic weather events, legal and judicial developments, changes in regulatory requirements, our ability to integrate and manage successfully the companies we may acquire from time to time and the other risks that we describe from time to time in our filings with the SEC. We disclaim any obligation to update such statements or to announce publicly the results of any revisions that we may make to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Item 4T.	Controls and Procedures.

Not applicable.

Part II. Other Information

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Our business, results of operations and financial condition, and, therefore, the value of our Class A common stock and our Class B common stock, are subject to a number of risks. For a description of certain risks, we refer to “Risk Factors” in our 2014 Annual Report on Form 10-K we filed with the SEC on March 12, 2015. There have been no material changes in the risk factors we disclosed in that Form 10-K Report during the three months ended March 31, 2015.

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

DONEGAL GROUP INC.

May 11, 2015	By:	/s/ Donald H. Nikolaus
Donald H. Nikolaus, President

May 11, 2015	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Executive Vice President and Chief Financial Officer