Form 10-Q
period 2015-06-30
DONEGAL GROUP INC
filed 2015-08-07
CIK 800457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,441,642 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on July 31, 2015.

DONEGAL GROUP INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Donegal Group Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost	$298,310,713	$307,391,699
Available for sale, at fair value	472,124,900	435,149,784
Equity securities, available for sale, at fair value	33,884,614	30,822,022
Investment in affiliates	39,201,882	39,283,924
Short-term investments, at cost, which approximates fair value	19,165,884	20,293,648

Total investments	862,687,993	832,941,077
Cash	36,902,337	35,578,509
Accrued investment income	5,917,754	5,751,376
Premiums receivable	147,259,636	133,306,961
Reinsurance receivable	259,756,736	253,635,890
Deferred policy acquisition costs	52,844,749	48,298,608
Deferred tax asset, net	18,581,805	17,146,303
Prepaid reinsurance premiums	118,829,535	115,871,783
Property and equipment, net	7,248,538	7,668,340
Federal income taxes recoverable	1,299,938	581,477
Goodwill	5,625,354	5,625,354
Other intangible assets	958,010	958,010
Other	1,532,241	1,290,956

Total assets	$1,519,444,626	$1,458,654,644

Liabilities and Stockholders’ Equity
Liabilities
Unpaid losses and loss expenses	$565,174,043	$538,258,406
Unearned premiums	436,819,460	408,646,363
Accrued expenses	16,965,298	19,429,627
Reinsurance balances payable	5,182,219	7,841,172
Borrowings under lines of credit	47,500,000	53,500,000
Cash dividends declared	—	3,467,273
Subordinated debentures	5,000,000	5,000,000
Due to affiliate	1,484,392	2,409,347
Drafts payable	1,193,590	1,950,765
Other	2,981,503	2,017,048

Total liabilities	1,082,300,505	1,042,520,001

Stockholders’ Equity
Preferred stock, $.01 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 40,000,000 shares, issued 23,413,225 and 22,389,369 shares and outstanding 22,410,637 and 21,447,661 shares	234,133	223,894
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	216,828,293	200,348,783
Accumulated other comprehensive income	1,438,616	5,353,269
Retained earnings	232,592,944	223,253,887
Treasury stock	(14,006,357)	(13,101,682)

Total stockholders’ equity	437,144,121	416,134,643

Total liabilities and stockholders’ equity	$1,519,444,626	$1,458,654,644

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,
	2015	2014
Revenues:
Net premiums earned	$150,457,785	$136,589,156
Investment income, net of investment expenses	5,157,396	4,614,484
Net realized investment gains (includes $390,461 and $2,034,172 accumulated other comprehensive income reclassifications)	390,461	2,034,172
Lease income	189,652	213,792
Installment payment fees	1,480,133	1,681,699
Equity in earnings of Donegal Financial Services Corporation	341,527	348,625

Total revenues	158,016,954	145,481,928

Expenses:
Net losses and loss expenses	97,839,291	97,887,449
Amortization of deferred policy acquisition costs	24,826,000	22,025,000
Other underwriting expenses	25,203,442	21,546,607
Policyholder dividends	687,872	607,247
Interest	390,077	443,135
Other expenses	676,921	652,578

Total expenses	149,623,603	143,162,016

Income before income tax expense	8,393,351	2,319,912
Income tax expense (includes $136,662 and $691,619 income tax expense from reclassification items)	1,928,324	381,242

Net income	$6,465,027	$1,938,670

Earnings per common share:
Class A common stock - basic	$0.24	$0.08

Class A common stock - diluted	$0.24	$0.07

Class B common stock - basic and diluted	$0.21	$0.07

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,
	2015	2014
Net income	$6,465,027	$1,938,670
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on securities:
Unrealized holding (loss) income during the period, net of income tax (benefit) expense of ($2,040,125) and $2,288,044	(3,788,805)	4,307,342
Reclassification adjustment for gains included in net income, net of income tax expense of $136,662 and $691,619	(253,799)	(1,342,553)

Other comprehensive (loss) income	(4,042,604)	2,964,789

Comprehensive income	$2,422,423	$4,903,459

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Revenues:
Net premiums earned	$296,987,601	$270,137,417
Investment income, net of investment expenses	10,106,349	9,230,260
Net realized investment gains (includes $1,436,982 and $1,945,640 accumulated other comprehensive income reclassifications)	1,436,982	1,945,640
Lease income	389,725	426,582
Installment payment fees	3,000,458	3,323,249
Equity in earnings of Donegal Financial Services Corporation	868,287	757,867

Total revenues	312,789,402	285,821,015

Expenses:
Net losses and loss expenses	193,778,603	195,519,841
Amortization of deferred policy acquisition costs	48,836,000	43,344,000
Other underwriting expenses	49,036,506	42,005,326
Policyholder dividends	1,605,709	1,001,750
Interest	720,615	808,617
Other expenses	1,403,313	1,614,785

Total expenses	295,380,746	284,294,319

Income before income tax expense	17,408,656	1,526,696
Income tax expense (includes $502,944 and $661,518 income tax expense from reclassification items)	4,089,293	222,440

Net income	$13,319,363	$1,304,256

Earnings per common share:
Class A common stock - basic	$0.50	$0.05

Class A common stock - diluted	$0.49	$0.05

Class B common stock - basic and diluted	$0.45	$0.04

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Net income	$13,319,363	$1,304,256
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on securities:
Unrealized holding (loss) income during the period, net of income tax (benefit) expense of ($1,604,947) and $4,546,126	(2,980,615)	8,498,393
Reclassification adjustment for gains included in net income, net of income tax expense of $502,944 and $661,518	(934,038)	(1,284,122)

Other comprehensive (loss) income	(3,914,653)	7,214,271

Comprehensive income	$9,404,710	$8,518,527

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(Unaudited)

Six Months Ended June 30, 2015

	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2014	22,389,369	5,649,240	$223,894	$56,492	$200,348,783	$5,353,269	$223,253,887	$(13,101,682)	$416,134,643
Issuance of common stock (stock compensation plans)	1,023,856	—	10,239	—	15,689,908	—	—	—	15,700,147
Net income	—	—	—	—	—	—	13,319,363	—	13,319,363
Cash dividends declared	—	—	—	—	—	—	(3,610,439)	—	(3,610,439)
Grant of stock options	—	—	—	—	369,867	—	(369,867)	—	—
Tax benefit on exercise of stock options	—	—	—	—	419,735	—	—	—	419,735
Repurchase of treasury stock	—	—	—	—	—	—	—	(904,675)	(904,675)
Other comprehensive loss	—	—	—	—	—	(3,914,653)	—	—	(3,914,653)

Balance, June 30, 2015	23,413,225	5,649,240	$234,133	$56,492	$216,828,293	$1,438,616	$232,592,944	$(14,006,357)	$437,144,121

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$13,319,363	$1,304,256

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,958,122	1,690,186
Net realized investment gains	(1,436,982)	(1,945,640)
Equity in earnings of Donegal Financial Services Corporation	(868,287)	(757,867)
Changes in assets and liabilities:
Losses and loss expenses	26,915,637	30,752,003
Unearned premiums	28,173,097	34,415,984
Premiums receivable	(13,952,675)	(13,293,668)
Deferred acquisition costs	(4,546,141)	(4,504,910)
Deferred income taxes	672,389	468,165
Reinsurance receivable	(6,120,846)	(34,324,362)
Prepaid reinsurance premiums	(2,957,752)	(8,536,840)
Accrued investment income	(166,378)	(191,085)
Due to affiliate	(924,955)	2,552,373
Reinsurance balances payable	(2,658,953)	(2,953,627)
Current income taxes	(718,461)	(335,714)
Accrued expenses	(2,464,329)	(4,506,188)
Other, net	(34,000)	1,993,623

Net adjustments	20,869,486	522,433

Net cash provided by operating activities	34,188,849	1,826,689

Cash Flows from Investing Activities:
Purchases of fixed maturities, held to maturity	(11,317,784)	(80,370,767)
Purchases of fixed maturities, available for sale	(98,653,226)	(47,084,249)
Purchases of equity securities, available for sale	(5,362,246)	(14,310,274)
Maturity of fixed maturities:
Held to maturity	20,322,215	24,283,903
Available for sale	33,006,624	16,443,132
Sales of fixed maturities, available for sale	22,551,224	20,772,908
Sales of equity securities, available for sale	2,704,425	4,858,654
Net sales (purchases) of property and equipment	6,765	(1,428,190)
Net decrease in investment in affiliates	675,100	—
Net sales of short-term investments	1,127,764	69,212,084

Net cash used in investing activities	(34,939,139)	(7,622,799)

Cash Flows from Financing Activities:
Cash dividends paid	(7,077,712)	(6,702,483)
Issuance of common stock	16,056,505	3,441,022
Purchase of treasury stock	(904,675)	(12,026)
Payments on lines of credit	(7,500,000)	(1,000,000)
Borrowings under lines of credit	1,500,000	3,000,000

Net cash provided by (used in) financing activities	2,074,118	(1,273,487)

Net increase (decrease) in cash	1,323,828	(7,069,597)
Cash at beginning of period	35,578,509	27,636,416

Cash at end of period	$36,902,337	$20,566,819

Cash paid during period - Interest	$533,547	$675,313
Net cash paid during period - Taxes	$3,700,000	$—

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

At June 30, 2015, Donegal Mutual held approximately 37% of our outstanding Class A common stock and approximately 76% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 65% of the total voting power of our outstanding common stock. We believe Donegal Mutual’s voting control of us benefits us for the reasons we describe in our Annual Report on Form 10-K. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to a pooling agreement and other intercompany agreements and transactions. While each company maintains its separate corporate existence, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

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

On February 23, 2009, our board of directors authorized a share repurchase program pursuant to which we may purchase up to 300,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the Securities and Exchange Commission (the “SEC”) and in privately negotiated transactions. We purchased 3,222 shares of our Class A common stock under this program during the six-month period ended June 30, 2015. We purchased 846 shares of our Class A common stock under this program during the six months ended June 30, 2014. As of June 30, 2015, we had no remaining authorization to purchase shares under this program.

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 additional shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the SEC and in privately negotiated transactions. We purchased 57,658 shares of our Class A common stock under this program during the six-month period ended June 30, 2015. We did not purchase any shares of our Class A common stock under this program during the six months ended June 30, 2014. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through June 30, 2015.

2 -	Basis of Presentation

Our financial information for the interim periods included in this Form 10-Q Report is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of our management, are necessary for a fair presentation of our financial position, results of operations and cash flows for those interim periods. Our results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results of operations we expect for the year ending December 31, 2015.

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

	Three Months Ended June 30,
	2015		2014
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic net income per share:
Numerator:
Allocation of net income	$5,273	$1,192	$1,577	$362

Denominator:
Weighted-average shares outstanding	22,002,187	5,576,775	20,961,526	5,576,775

Basic net income per share	$0.24	$0.21	$0.08	$0.07

Diluted net income per share:
Numerator:
Allocation of net income	$5,273	$1,192	$1,577	$362

Denominator:
Number of shares used in basic computation	22,002,187	5,576,775	20,961,526	5,576,775
Weighted-average shares effect of dilutive securities
Add: Director and employee stock options	376,285	—	388,838	—

Number of shares used in per share computations	22,378,472	5,576,775	21,350,364	5,576,775

Diluted net income per share	$0.24	$0.21	$0.07	$0.07

	Six Months Ended June 30,
	2015		2014
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic net income per share:
Numerator:
Allocation of net income	$10,830	$2,489	$1,067	$237

Denominator:
Weighted-average shares outstanding	21,769,110	5,576,775	20,917,529	5,576,775

Basic net income per share	$0.50	$0.45	$0.05	$0.04

Diluted net income per share:
Numerator:
Allocation of net income	$10,830	$2,489	$1,067	$237

Denominator:
Number of shares used in basic computation	21,769,110	5,576,775	20,917,529	5,576,775
Weighted-average shares effect of dilutive securities
Add: Director and employee stock options	478,366	—	384,512	—

Number of shares used in per share computations	22,247,476	5,576,775	21,302,041	5,576,775

Diluted net income per share	$0.49	$0.45	$0.05	$0.04

We did not include outstanding options to purchase the following number of shares of Class A common stock in our computation of diluted earnings per share because the exercise price of the options was greater than the average market price of our Class A common stock during the applicable period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Number of options to purchase Class A shares excluded	4,030,833	2,523,500	—	2,548,500

4 -	Reinsurance

Atlantic States and Donegal Mutual have participated in a pooling agreement since 1986 under which each company places all of its direct written premiums into the pool the pooling agreement established, and Atlantic States and Donegal Mutual then share the underwriting results of the pool in accordance with the terms of the pooling agreement. Atlantic States has an 80% share of the results of the pool, and Donegal Mutual has a 20% share of the results of the pool.

Our insurance subsidiaries and Donegal Mutual purchase certain third-party reinsurance on a combined basis. Le Mars, MICO, Peninsula and Sheboygan also purchase separate third-party reinsurance that provides coverage that we believe is commensurate with their relative size and risk exposures. Our insurance subsidiaries use several different reinsurers, all of which, consistent with requirements of our insurance subsidiaries and Donegal Mutual, have an A.M. Best rating of A- (Excellent) or better or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A- rating from A.M. Best. The following information describes the external reinsurance our insurance subsidiaries have in place for 2015:

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

Other than the MICO change we discuss above, we have made no significant changes to our third-party reinsurance or the reinsurance agreements between our insurance subsidiaries and Donegal Mutual during the six months ended June 30, 2015.

5 -	Investments

The amortized cost and estimated fair values of our fixed maturities and equity securities at June 30, 2015 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$50,496	$1,522	$—	$52,018
Obligations of states and political subdivisions	110,823	6,905	722	117,006
Corporate securities	54,494	853	422	54,925
Mortgage-backed securities	82,498	1,329	133	83,694

Totals	$298,311	$10,609	$1,277	$307,643

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$42,190	$193	$265	$42,118
Obligations of states and political subdivisions	247,966	14,842	1,120	261,688
Corporate securities	54,679	605	472	54,812
Mortgage-backed securities	112,497	1,463	453	113,507

Fixed maturities	457,332	17,103	2,310	472,125
Equity securities	33,193	1,472	780	33,885

Totals	$490,525	$18,575	$3,090	$506,010

At June 30, 2015, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $270.5 million and an amortized cost of $256.9 million. Our holdings at June 30, 2015 also included special revenue bonds with an aggregate fair value of $108.2 million and an amortized cost of $101.9 million. With respect to both categories of those bonds at June 30, 2015, we held no securities of any issuer that constituted more than 10% of either bond category. Education bonds and water and sewer utility bonds represented 53% and 25%, respectively, of our total investments in special revenue bonds based on the carrying values of these investments at June 30, 2015. Many of the issuers of the special revenue bonds we held at June 30, 2015 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held at June 30, 2015 were similar to general obligation bonds.

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

At December 31, 2014, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $279.7 million and an amortized cost of $259.8 million. Our holdings also included special revenue bonds with an aggregate fair value of $107.8 million and an amortized cost of $99.2 million. With respect to both categories of those bonds at December 31, 2014, we held no securities of any issuer that constituted more than 10% of either bond category. Education bonds and water and sewer utility bonds represented 55% and 27%, respectively, of our total investments in special revenue bonds based on the carrying values of these investments at December 31, 2014. Many of the issuers of the special revenue bonds we held at December 31, 2014 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held at December 31, 2014 were similar to general obligation bonds.

We made reclassifications from available for sale to held to maturity of certain fixed maturities at fair value on November 30, 2013. We have segregated within accumulated other comprehensive income the net unrealized losses of $15.1 million arising prior to the November 30, 2013 reclassification date for fixed maturities reclassified from available for sale to held to maturity. We are amortizing this balance over the remaining life of the related securities as an adjustment to yield in a manner consistent with the accretion of discount on the same fixed maturities. We recorded amortization of $615,376 and $617,325 in accumulated other comprehensive income during the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015 and December 31, 2014, net unrealized losses of $12.9 million and $13.6 million, respectively, remained within accumulated other comprehensive income.

We show below the amortized cost and estimated fair value of our fixed maturities at June 30, 2015 by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity
Due in one year or less	$3,787	$3,782
Due after one year through five years	35,943	36,539
Due after five years through ten years	76,046	77,971
Due after ten years	100,037	105,657
Mortgage-backed securities	82,498	83,694

Total held to maturity	$298,311	$307,643

Available for sale
Due in one year or less	$29,336	$29,929
Due after one year through five years	89,359	92,978
Due after five years through ten years	114,226	119,206
Due after ten years	111,914	116,505
Mortgage-backed securities	112,497	113,507

Total available for sale	$457,332	$472,125

Gross realized gains and losses from investments before applicable income taxes for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Gross realized gains:
Fixed maturities	$144	$1,325	$967	$1,348
Equity securities	246	709	703	652

	390	2,034	1,670	2,000

Gross realized losses:
Fixed maturities	—	—	78	1
Equity securities	—	—	155	53

	—	—	233	54

Net realized gains	$390	$2,034	$1,437	$1,946

We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at June 30, 2015 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$23,866	$265	$—	$—
Obligations of states and political subdivisions	54,722	1,842	—	—
Corporate securities	33,096	718	2,215	176
Mortgage-backed securities	50,284	458	6,636	128
Equity securities	10,398	780	—	—

Totals	$172,366	$4,063	$8,851	$304

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

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we write down the investment to its fair value, and we reflect the amount of the write-down as a realized loss in our results of operations when we consider the decline in value of an individual investment to be other than temporary. We individually monitor all investments for other-than-temporary declines in value. Generally, we assume there has been an other-than-temporary decline in value if an individual equity security has depreciated in value by more than 20% of its original cost and has been in such an unrealized loss position for more than six months. We held 16 equity securities that were in an unrealized loss position at June 30, 2015. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we considered these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, issuer or geographic events that have negatively impacted the value of a security and rating agency downgrades. We held 158 debt securities that were in an unrealized loss position at June 30, 2015. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary.

We amortize premiums and discounts on debt securities over the life of the security as an adjustment to yield using the effective interest method. We compute realized investment gains and losses using the specific identification method.

We amortize premiums and discounts on mortgage-backed debt securities using anticipated prepayments.

We account for our investment in affiliates using the equity method of accounting. Under this method, we record our investment at cost, with adjustments for our share of our affiliates’ earnings and losses as well as changes in the equity of our affiliates due to unrealized gains and losses. Our investment in affiliates represents our 48.2% ownership interest in DFSC. We include our share of DFSC’s net income in our results of operations. We have compiled the following summary financial information for DFSC at June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014, respectively, from the financial statements of DFSC. The financial information of DFSC at June 30, 2015 and 2014 and for the three and six months then ended is unaudited.

Balance sheets:	June 30, 2015	December 31, 2014
	(in thousands)
Total assets	$500,894	$505,934

Total liabilities	$419,673	$424,267
Stockholders’ equity	81,221	81,667

Total liabilities and stockholders’ equity	$500,894	$505,934

	Three Months Ended June 30,		Six Months Ended June 30,
Income statements:	2015	2014	2015	2014
	(in thousands)		(in thousands)
Net income	$709	$723	$1,525	$1,572

6 -	Segment Information

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

	Three Months Ended June 30,
	2015	2014
	(in thousands)
Revenues:
Premiums earned
Commercial lines	$64,253	$56,696
Personal lines	86,205	79,893

GAAP premiums earned	150,458	136,589
Net investment income	5,157	4,614
Realized investment gains	390	2,034
Equity in earnings of DFSC	342	349
Other	1,670	1,896

Total revenues	$158,017	$145,482

Income before income taxes:
Underwriting income (loss):
Commercial lines	$2,171	$(5,827)
Personal lines	(2,898)	(3,125)

SAP underwriting loss	(727)	(8,952)
GAAP adjustments	2,628	3,475

GAAP underwriting income (loss)	1,901	(5,477)
Net investment income	5,157	4,614
Realized investment gains	390	2,034
Equity in earnings of DFSC	342	349
Other	603	800

Income before income taxes	$8,393	$2,320

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Revenues:
Premiums earned
Commercial lines	$126,580	$111,042
Personal lines	170,408	159,095

GAAP premiums earned	296,988	270,137
Net investment income	10,106	9,230
Realized investment gains	1,437	1,946
Equity in earnings of DFSC	868	758
Other	3,390	3,750

Total revenues	$312,789	$285,821

Income before income taxes:
Underwriting income (loss):
Commercial lines	$2,002	$(11,175)
Personal lines	(2,772)	(6,959)

SAP underwriting loss	(770)	(18,134)
GAAP adjustments	4,501	6,400

GAAP underwriting income (loss)	3,731	(11,734)
Net investment income	10,106	9,230
Realized investment gains	1,437	1,946
Equity in earnings of DFSC	868	758
Other	1,267	1,327

Income before income taxes	$17,409	$1,527

7 -	Borrowings

Lines of Credit

In June 2015, we renewed our existing credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a $60.0 million unsecured, revolving line of credit. The line of credit expires in July 2017. We have the right to request a one-year extension of the credit agreement as of each anniversary date of the credit agreement. At June 30, 2015, we had $32.5 million in outstanding borrowings and had the ability to borrow an additional $27.5 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus 2.25%. The interest rate on our outstanding borrowings from M&T is adjustable quarterly, and, at June 30, 2015, that interest rate was 2.44%. We pay a fee of 0.2% per annum on the loan commitment amount regardless of usage. The credit agreement requires our compliance with certain covenants. These covenants include minimum levels of our net worth, leverage ratio, statutory surplus and the A.M. Best ratings of our insurance subsidiaries. We were in compliance with all requirements of the M&T credit agreement during the six months ended June 30, 2015.

MICO is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis. Through its membership, MICO has the ability to issue debt to the FHLB of Indianapolis in exchange for cash advances. MICO had no outstanding borrowings with the FHLB of Indianapolis at December 31, 2014 or June 30, 2015. The table below presents the amount of FHLB of Indianapolis stock MICO purchased, collateral pledged and assets related to MICO’s membership at June 30, 2015.

FHLB of Indianapolis stock purchased and owned	$201,100

Collateral pledged, at par (carrying value $2,751,001)	2,765,117

Borrowing capacity currently available	2,646,701

Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. In 2013, Atlantic States issued secured debt in the principal amount of $15.0 million to the FHLB of Pittsburgh in exchange for cash advances in the amount of $15.0 million. The interest rate on the advances was .32% at June 30, 2015. The table below presents the amount of FHLB of Pittsburgh stock Atlantic States purchased, collateral pledged and assets related to Atlantic States’ membership in the FHLB of Pittsburgh at June 30, 2015.

FHLB of Pittsburgh stock purchased and owned	$740,300

Collateral pledged, at par (carrying value $16,667,352)	16,925,364

Borrowing capacity currently available	933,159

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

We charged compensation expense related to our stock compensation plans against income before income taxes of $637,887 and $497,614 for the three months ended June 30, 2015 and 2014, respectively, with a corresponding income tax benefit of $223,260 and $174,165, respectively. We charged compensation expense related to our stock compensation plans against income before income taxes of $1.3 million and $1.0 million for the six months ended June 30, 2015 and 2014, respectively, with a corresponding income tax benefit of $462,126 and $363,484, respectively. At June 30, 2015, we had $3.3 million of unrecognized compensation expense related to nonvested share-based compensation granted under our stock compensation plans. We expect to recognize this compensation expense over a weighted average period of 1.3 years.

We received cash from option exercises under all stock compensation plans for the three months ended June 30, 2015 and 2014 of $12.2 million and $1.2 million, respectively. We received cash from option exercises under all stock compensation plans for the six months ended June 30, 2015 and 2014 of $13.5 million and $1.4 million, respectively. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of $348,485 and $52,159 for the three months ended June 30, 2015 and 2014, respectively. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of $419,735 and $63,674 for the six months ended June 30, 2015 and 2014, respectively.

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

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. These pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates we obtain from the pricing services are representative of fair values based upon our investment personnel’s general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel regularly monitor the market, current trading ranges for similar securities and the pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security type and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At June 30, 2015, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at June 30, 2015, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

We present our cash and short-term investments at estimated fair value. We classify these items as Level 1.

The carrying values we report in our balance sheet for premium receivables and reinsurance receivables and payables for premiums and paid losses and loss expenses approximate their fair values. The carrying amounts we report in our balance sheet for our subordinated debentures and borrowings under lines of credit approximate their fair values. We classify these items as Level 3.

We evaluate our assets and liabilities on a recurring basis to determine the appropriate level at which to classify them for each reporting period.

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at June 30, 2015:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$42,118	$—	$42,118	$—
Obligations of states and political subdivisions	261,688	—	261,688	—
Corporate securities	54,812	—	54,812	—
Mortgage-backed securities	113,507	—	113,507	—
Equity securities	33,885	23,185	10,700	—

Totals	$506,010	$23,185	$482,825	$—

We did not transfer any investments between Levels 1 and 2 during the six months ended June 30, 2015.

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

At June 30, 2015 and December 31, 2014, respectively, we had no material unrecognized tax benefits or accrued interest and penalties. Tax years 2011 through 2014 remained open for examination at June 30, 2015. We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of our tax assets. We established a valuation allowance of $440,778 related to a portion of the net operating loss carryforward of Le Mars at January 1, 2004. We have determined that we are not required to establish a valuation allowance for our other net deferred tax assets of $43.1 million and $41.7 million at June 30, 2015 and December 31, 2014, respectively, because it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income and the implementation of tax planning strategies. We also have a net operating loss carryforward of $3.9 million related to Le Mars, which will begin to expire in 2020 if not previously utilized. This carryforward is subject to an annual limitation in the amount that we can use in any one year of approximately $376,000. We also have an alternative minimum tax credit carryforward of $11.0 million with an indefinite life.

11 -	Impact of New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. While the guidance will replace most existing GAAP revenue recognition guidance, the scope of the guidance excludes insurance contracts. The new standard is effective on January 1, 2018. The standard permits the use of either the retrospective or the cumulative effect transition method. We do not expect the adoption of this new guidance to have a significant impact on our financial position, results of operations or cash flows.

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

In May 2015, the FASB issued guidance that removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The guidance also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The guidance instead limits disclosure to investments for which the entity has elected to measure fair value using that practical expedient. The guidance is effective for annual reporting periods beginning after December 15, 2015, and interim reporting periods within those annual reporting periods. We do not expect the adoption of this new guidance to have a significant impact on our financial position, results of operations or cash flows.

In May 2015, the FASB issued guidance that requires entities to provide additional disclosures about their liability for unpaid claims and claim adjustment expenses to increase the transparency of significant estimates. The guidance also requires entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including the reasons for the changes and the effects on the entities’ financial statements. The guidance also requires entities to disclose a rollforward of the liability of unpaid claims and claim adjustment expenses for annual and interim reporting periods. The guidance is effective for annual reporting periods beginning after December 15, 2015, and interim reporting periods within annual reporting periods beginning after December 15, 2016. We do not expect the adoption of this new guidance to have a significant impact on our financial position, results of operations or cash flows.

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

Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced a decrease in claims frequency on workers’ compensation claims during the past several years while the severity of these claims has gradually increased. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on workers’ compensation claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at June 30, 2015. For every 1% change in our insurance subsidiaries’ estimate for loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $3.1 million.

The establishment of appropriate liabilities is an inherently uncertain process and we can provide no assurance that our insurance subsidiaries’ ultimate liability will not exceed our insurance subsidiaries’ loss and loss expense reserves and have an adverse effect on our results of operations and financial condition. Furthermore, we cannot predict the timing, frequency and extent of adjustments to our insurance subsidiaries’ estimated future liabilities, because the historical conditions and events that serve as a basis for our insurance subsidiaries’ estimates of ultimate claim costs may change. As is the case for substantially all property and casualty insurance companies, our insurance subsidiaries have found it necessary in the past to increase their estimated future liabilities for losses and loss expenses in certain periods and, in other periods, their estimates of future liabilities have exceeded their actual liabilities. Changes in our insurance subsidiaries’ estimates of their liability for losses and loss expenses generally reflect actual payments and their evaluation of information received since the prior reporting date.

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

Atlantic States’ participation in the pool with Donegal Mutual exposes Atlantic States to adverse loss development on the business of Donegal Mutual that the pool includes. However, pooled business represents the predominant percentage of the net underwriting activity of both companies, and Donegal Mutual and Atlantic States share proportionately any adverse risk development of the pooled business. The business in the pool is homogeneous and each company has a pro-rata share of the entire pool. Since substantially all of the business of Atlantic States and Donegal Mutual is pooled and the results shared by each company according to its participation level under the terms of the pooling agreement, the intent of the underwriting pool is to produce a more uniform and stable underwriting result from year to year for each company than either would experience individually and to spread the risk of loss between the companies.

Donegal Mutual and our insurance subsidiaries operate together as the Donegal Insurance Group and share a combined business plan designed to achieve market penetration and underwriting profitability objectives. The products our insurance subsidiaries and Donegal Mutual offer are generally complementary, thereby allowing Donegal Insurance Group to offer a broader range of products to a given market and to expand Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account. Distinctions within the products of Donegal Mutual and our insurance subsidiaries generally relate to specific risk profiles targeted within similar classes of business, such as preferred tier products compared to standard tier products, but we do not allocate all of the standard risk gradients to one company. Therefore, the underwriting profitability of the business the individual companies write directly will vary. However, because the pool homogenizes the risk characteristics of all business Donegal Mutual and Atlantic States write directly and each company shares the results according to each company’s participation percentage, each company realizes its percentage share of the underwriting results of the pool. Our insurance subsidiaries’ unpaid liability for losses and loss expenses by major line of business at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
	(in thousands)
Commercial lines:
Automobile	$47,612	$44,270
Workers’ compensation	97,533	89,995
Commercial multi-peril	52,683	48,499
Other	2,996	2,679

Total commercial lines	200,824	185,443

Personal lines:
Automobile	92,496	90,207
Homeowners	15,643	15,053
Other	1,919	1,598

Total personal lines	110,058	106,858

Total commercial and personal lines	310,882	292,301
Plus reinsurance recoverable	254,292	245,957

Total liability for unpaid losses and loss expenses	$565,174	$538,258

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

Percentage Change in Loss and Loss Expense Reserves Net of Reinsurance	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at June 30, 2015	Percentage Change in Stockholders’ Equity at June 30, 2015(1)	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2014	Percentage Change in Stockholders’ Equity at December 31, 2014(1)
(dollars in thousands)
(10.0)%	$279,794	4.6%	$263,071	4.6%
(7.5)	287,566	3.5	270,378	3.4
(5.0)	295,338	2.3	277,686	2.3
(2.5)	303,110	1.2	284,993	1.1
Base	310,882	—	292,301	—
2.5	318,654	(1.2)	299,609	(1.1)
5.0	326,426	(2.3)	306,916	(2.3)
7.5	334,198	(3.5)	314,224	(3.4)
10.0	341,970	(4.6)	321,531	(4.6)

(1)	Net of income tax effect.

Statutory Combined Ratios

We evaluate our insurance operations by monitoring certain key measures of growth and profitability. In addition to using GAAP-based performance measurements, we also utilize certain non-GAAP financial measures that we believe are valuable in managing our business and for comparison to our peers. These non-GAAP measures are underwriting (loss) income, combined ratio and net premiums written. An insurance company’s statutory combined ratio is a standard measure of underwriting profitability. This ratio is the sum of the ratio of calendar-year incurred losses and loss expenses to premiums earned; the ratio of expenses incurred for commissions, premium taxes and underwriting expenses to net premiums written and the ratio of dividends to policyholders to premiums earned. The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. A combined ratio of less than 100 percent generally indicates underwriting profitability. The statutory combined ratio differs from the GAAP combined ratio. In calculating the GAAP combined ratio, we do not deduct installment payment fees from incurred expenses, and we base the expense ratio on premiums earned instead of premiums written. Differences between our GAAP loss ratios reported in our financial statements and our insurance subsidiaries’ statutory loss ratios result from anticipating salvage and subrogation recoveries for the GAAP loss ratios but not for the statutory loss ratios. The following table sets forth our insurance subsidiaries’ statutory combined ratios by major line of business for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Commercial lines:
Automobile	98.2%	128.4%	99.8%	114.5%
Workers’ compensation	100.5	90.6	94.2	94.1
Commercial multi-peril	85.4	109.7	93.8	114.4
Total commercial lines	92.4	105.8	93.7	105.1
Personal lines:
Automobile	101.7	103.3	100.6	100.6
Homeowners	98.3	90.9	98.5	100.3
Total personal lines	99.4	99.5	98.9	101.1
Total commercial and personal lines	96.4	102.1	96.6	102.7

Investments

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we write down an individual investment to its fair value and we reflect the amount of the write-down as a realized loss in our results of operations when we consider the decline in value of the individual investment to be other than temporary. We individually monitor all investments for other-than-temporary declines in value. Generally, we assume there has been an other-than-temporary decline in value if an individual equity security has depreciated in value by more than 20% of its original cost and has been in such an unrealized loss position for more than six months. We held 16 equity securities that were in an unrealized loss position at June 30, 2015. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we considered these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect on the debt security. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, company or geographic events that have negatively impacted the value of a security or rating agency downgrades. We held 158 debt securities that were in an unrealized loss position at June 30, 2015. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary. We did not recognize any impairment losses in the first six months of 2015 or 2014.

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount we could realize if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates we obtain from the pricing services are representative of fair values based upon the general market knowledge of our investment personnel, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security type and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At June 30, 2015, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at June 30, 2015, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

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

Results of Operations - Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the three months ended June 30, 2015 were $165.6 million, an increase of $14.2 million, or 9.3%, from the $151.4 million of net premiums written for the second quarter of 2014. We attribute the increase to a reduction in MICO’s external quota-share reinsurance, the impact of premium rate increases and an increase in the writing of commercial lines of business. Effective January 1, 2015, MICO terminated its external quota-share reinsurance with third-party reinsurers. Personal lines net premiums written increased $6.1 million, or 7.0%, for the second quarter of 2015 compared to the second quarter of 2014. The increase included $2.1 million related to the MICO reinsurance change, with the remainder of the increase attributable primarily to premium rate increases our insurance subsidiaries implemented throughout 2014 and 2015 and lower reinsurance reinstatement premiums. Commercial lines net premiums written increased $8.0 million, or 12.5%, for the second quarter of 2015 compared to the second quarter of 2014. The increase included $3.2 million related to the MICO reinsurance change, with the remainder of the increase attributable to premium rate increases and increased writings of new accounts in the commercial automobile, commercial multi-peril and workers’ compensation lines of business.

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the second quarter of 2015 were $150.5 million, an increase of $13.9 million, or 10.2%, compared to $136.6 million for the second quarter of 2014, reflecting increases in net premiums written during 2015 and 2014. Our insurance subsidiaries earn premiums and recognize them as revenue over the terms of their policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding 12-month period compared to the comparable period one year earlier.

Investment Income. Our net investment income increased to $5.2 million for the second quarter of 2015, compared to $4.6 million for the second quarter of 2014. We attribute the increase primarily to an increase in average invested assets and a decrease in our allocation of expenses to our investment function.

Net Realized Investment Gains. Net realized investment gains for the second quarter of 2015 were $390,461, compared to $2.0 million for the second quarter of 2014. The net realized investment gains for the second quarters of 2015 and 2014 resulted primarily from calls and strategic sales of fixed maturities and equity securities within our investment portfolio. We did not recognize any impairment losses in our investment portfolio during the second quarters of 2015 or 2014.

Equity in Earnings of DFSC. Our equity in the earnings of DFSC was $341,527 for the second quarter of 2015, compared to $348,625 for the second quarter of 2014.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, for the second quarter of 2015 was 65.0%, a decrease from our insurance subsidiaries’ loss ratio of 71.7% for the second quarter of 2014. On a statutory basis, our insurance subsidiaries’ commercial lines loss ratio was 61.7% for the second quarter of 2015, compared to 76.8% for the second quarter of 2014, primarily due to decreases in the commercial automobile and commercial multi-peril loss ratios. The personal lines statutory loss ratio decreased to 67.6% for the second quarter of 2015, compared to 68.7% for the second quarter of 2014, primarily due to a decrease in the personal automobile loss ratio. Our insurance subsidiaries experienced unfavorable loss reserve development of approximately $4.0 million during the second quarter of 2015 in their reserves for prior accident years, compared to unfavorable loss reserve development of approximately $6.0 million during the second quarter of 2014. The improvement in loss reserve development patterns occurred primarily within our insurance subsidiaries’ commercial automobile and personal automobile reserves.

Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 33.3% for the second quarter of 2015, compared to 31.9% for the second quarter of 2014. We attribute the 2015 increase primarily to increased underwriting incentive costs related to the lower loss ratio in the second quarter of 2015 compared to the second quarter of 2014.

Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were 98.7% and 104.0% for the three months ended June 30, 2015 and 2014, respectively.

Interest Expense. Our interest expense for the second quarter of 2015 was $390,077, compared to $443,135 for the second quarter of 2014. We attribute the decrease to lower average borrowings during the second quarter of 2015 compared to the second quarter of 2014.

Income Taxes. Income tax expense was $1.9 million for the second quarter of 2015, representing an effective tax rate of 23.0%, compared to income tax expense of $381,242 for the second quarter of 2014, representing an effective tax rate of 16.4% . The effective tax rate in both periods represented an estimate based on our projected annual taxable income.

Net Income and Earnings Per Share. Our net income for the second quarter of 2015 was $6.5 million, or $.24 per share of Class A common stock and $.21 per share of Class B common stock, compared to net income of $1.9 million, or $.07 per share of Class A common stock on a diluted basis and $.07 per share of Class B common stock, for the second quarter of 2014. We had 22.4 million and 21.0 million Class A shares outstanding at June 30, 2015 and 2014, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.

Results of Operations - Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the six months ended June 30, 2015 were $322.2 million, an increase of $26.2 million, or 8.8%, from the $296.0 million of net premiums written for the comparable period of 2014. We attribute the increase to a reduction in MICO’s external quota-share reinsurance, the impact of premium rate increases and an increase in the writing of commercial lines of business. Effective January 1, 2015, MICO terminated its external quota-share reinsurance with third-party reinsurers. Personal lines net premiums written increased $9.8 million, or 6.0%, for the first half of 2015 compared to the first half of 2014. The increase included $4.1 million related to our termination of MICO’s external reinsurance, with the remainder of the increase attributable to premium rate increases our insurance subsidiaries implemented throughout 2014 and 2015 and lower reinsurance reinstatement premiums. Commercial lines net premiums written increased $16.4 million, or 12.5%, for the first half of 2015 compared to the first half of 2014. The increase included $6.6 million related to our termination of MICO’s external reinsurance, with the remainder of the increase attributable to premium rate increases and increased writings of new accounts in the commercial automobile, commercial multi-peril and workers’ compensation lines of business.

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the first half of 2015 were $297.0 million, an increase of $26.9 million, or 9.9%, compared to $270.1 million for the first half of 2014, reflecting increases in net premiums written during 2015 and 2014. Our insurance subsidiaries earn premiums and recognize them as revenue over the terms of their policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding 12-month period compared to the comparable period one year earlier.

Investment Income. Our net investment income increased to $10.1 million for the first half of 2015, compared to $9.2 million for the first half of 2014. We attribute the increase primarily to an increase in average invested assets and a decrease in our allocation of expenses to our investment function.

Net Realized Investment Gains. Net realized investment gains for the first half of 2015 were $1.4 million, compared to net realized investment gains of $1.9 million for the first half of 2014. The net realized investment gains for the first half of 2015 and 2014 resulted primarily from calls and strategic sales of fixed maturities and equity securities within our investment portfolio. We did not recognize any impairment losses in our investment portfolio during the first half of 2015 or 2014.

Equity in Earnings of DFSC. Our equity in the earnings of DFSC was $868,287 for the first half of 2015, compared to $757,867 for the first half of 2014.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, for the first half of 2015 was 65.2%, a decrease from our insurance subsidiaries’ 72.4% loss ratio for the first half of 2014. On a statutory basis, our insurance subsidiaries’ commercial lines loss ratio was 62.9% for the first half of 2015, compared to 76.2% for the first half of 2014, primarily due to decreases in the commercial automobile and commercial multi-peril loss ratios. The personal lines statutory loss ratio decreased to 67.2% for the first half of 2015, compared to 70.5% for the first half of 2014, primarily due to decreases in the personal automobile and homeowners loss ratios. Our insurance subsidiaries experienced unfavorable loss reserve development of approximately $3.4 million during the first half of 2015 in their reserves for prior accident years, compared to unfavorable loss reserve development of approximately $5.6 million during the first half of 2014. The improvement in loss reserve development patterns occurred primarily within our insurance subsidiaries’ commercial automobile and personal automobile reserves.

Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 33.0% for the first half of 2015, compared to 31.6% for the first half of 2014. We attribute the 2015 increase primarily to higher underwriting incentive costs related to the lower loss ratio in the first half of 2015 compared to the first half of 2014.

Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were 98.7% and 104.3% for the six months ended June 30, 2015 and 2014, respectively.

Interest Expense. Our interest expense for the first half of 2015 was $720,615, compared to $808,617 for the first half of 2014. The decrease was related to lower average borrowings during the first half of 2015 compared to the first half of 2014.

Income Taxes. Income tax expense was $4.1 million for the first half of 2015, representing an effective tax rate of 23.5%, compared to $222,440 for the first half of 2014, representing an effective tax rate of 14.6% . The effective tax rate in both periods represented an estimate based on our projected annual taxable income.

Net Income and Earnings Per Share. Our net income for the first half of 2015 was $13.3 million, or $.49 per share of Class A common stock on a diluted basis and $.45 per share of Class B common stock, compared to net income of $1.3 million, or $.05 per share of Class A common stock and $.04 per share of Class B common stock, for the first half of 2014. We had 22.4 million and 21.0 million Class A shares outstanding at June 30, 2015 and 2014, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as such obligations and needs arise. Our major sources of funds from operations are the net cash flows we generate from our insurance subsidiaries’ underwriting results, investment income and investment maturities.

Our operations have historically generated sufficient net positive cash flow to fund our commitments and add to our investment portfolio, thereby increasing future investment returns and enhancing our liquidity. The impact of the pooling agreement between Donegal Mutual and Atlantic States has historically been cash-flow positive because of the consistent underwriting profitability of the pool. Donegal Mutual and Atlantic States settle their respective obligations to each other under the pool monthly, thereby resulting in cash flows substantially similar to the cash flows that would result from each company writing the business directly. We have not experienced any unusual variations in the timing of claim payments associated with the loss reserves of our insurance subsidiaries. We maintain significant liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective, thereby providing an additional measure of liquidity to meet our obligations should an unexpected variation occur in the future. Our operating activities provided net cash flows in the first six months of 2015 and 2014 of $34.2 million and $1.8 million, respectively, with the increase in cash flows in 2015 due primarily to our insurance subsidiaries’ decreased claim payments during the first six months of 2015 compared to the prior-year period.

At June 30, 2015, we had $32.5 million in outstanding borrowings under our line of credit with M&T and had the ability to borrow an additional $27.5 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus 2.25%. At June 30, 2015, Atlantic States had $15.0 million in outstanding advances with the FHLB of Pittsburgh. The interest rate on these advances was .32% at June 30, 2015.

The following table shows our expected payments for significant contractual obligations at June 30, 2015:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Net liability for unpaid losses and loss expenses of our insurance subsidiaries	$310,882	$142,635	$142,624	$11,935	$13,688
Subordinated debentures	5,000	—	—	—	5,000
Borrowings under lines of credit	47,500	15,000	32,500	—	—

Total contractual obligations	$363,382	$157,635	$175,124	$11,935	$18,688

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

We discuss in Note 7 – Borrowings our estimate of the timing of the amounts for the borrowings under our lines of credit based on their contractual maturities. The borrowings under our lines of credit carry interest rates that vary as we discuss in Note 7 – Borrowings. Based upon the interest rates in effect at June 30, 2015, our annual interest cost associated with the borrowings under our lines of credit is approximately $841,000. For every 1% change in the interest rate associated with the borrowings under our lines of credit, the effect on our annual interest cost would be approximately $475,000.

We discuss in Note 7 – Borrowings our estimate of the timing of the amounts for the subordinated debentures based on their contractual maturity. The subordinated debentures carry an interest rate of 5%, and any repayment of principal or payment of interest on the subordinated debentures requires prior approval of the Michigan Department of Insurance and Financial Services. Our annual interest cost associated with the subordinated debentures is approximately $250,000.

On February 23, 2009, our board of directors authorized a share repurchase program pursuant to which we may purchase up to 300,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the Securities and Exchange Commission (the “SEC”) and in privately negotiated transactions. We purchased 3,222 shares of our Class A common stock under this program during the six-month period ended June 30, 2015. We purchased 846 shares of our Class A common stock under this program during the six months ended June 30, 2014. As of June 30, 2015, we had no remaining authorization to purchase shares under this program.

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 additional shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the SEC and in privately negotiated transactions. We purchased 57,658 shares of our Class A common stock under this program during the six-month period ended June 30, 2015. We did not purchase any shares of our Class A common stock under this program during the six months ended June 30, 2014. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through June 30, 2015.

On July 16, 2015, our board of directors declared quarterly cash dividends of 13.50 cents per share of our Class A common stock and 11.75 cents per share of our Class B common stock, payable on August 17, 2015 to our stockholders of record as of the close of business on August 3, 2015. We are not subject to any restrictions on our payment of dividends to our stockholders, although there are state law restrictions on the payment of dividends by our insurance subsidiaries to us. Dividends from our insurance subsidiaries are our principal source of cash for payment of dividends to our stockholders. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk based capital (“RBC”) requirements that limit their ability to pay dividends to us. Our insurance subsidiaries’ statutory capital and surplus at December 31, 2014 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin. Amounts remaining available for distribution to us as dividends from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities in 2015 are $19.1 million from Atlantic States, $1.0 million from Southern, $2.7 million from Le Mars, $4.2 million from Peninsula, $0 from Sheboygan and $4.2 million from MICO, or a total of approximately $31.2 million.

At June 30, 2015, we had no material commitments for capital expenditures.

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

Our investment mix shifted slightly during the first six months of 2015. We reinvested funds we held in short-term investments at year-end 2014 into fixed maturities. The duration of our investment portfolio increased slightly due to this reinvestment activity.

There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2014 through June 30, 2015.

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

Our business, results of operations and financial condition, and, therefore, the value of our Class A common stock and our Class B common stock, are subject to a number of risks. For a description of certain risks, we refer to “Risk Factors” in our 2014 Annual Report on Form 10-K we filed with the SEC on March 12, 2015. There have been no material changes in the risk factors we disclosed in that Form 10-K Report during the six months ended June 30, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 April 1-30, 2015	Class A – 320,000 Class B – None	Class A – $15.44 Class B – None	Class A – 320,000 Class B – None		(1)

Month #2 May 1-31, 2015	Class A – 50,072 Class A – 5,902 Class B – None	Class A – $15.18 Class A – $14.62 Class B – None	Class A – 50,072 Class A – 5,902 Class B – None		(1) (2)

Month #3 June 1-30, 2015	Class A – 50,000 Class A – 54,978 Class B – None	Class A – $14.80 Class A – $14.89 Class B – None	Class A – 50,000 Class A – 54,978 Class B – None		(1) (2)

Total	Class A – 480,952 Class B – None	Class A – $15.27 Class B – None	Class A – 480,952 Class B – None

(1)	Donegal Mutual purchased these shares pursuant to its announcement on August 17, 2004 that it will, at its discretion, purchase shares of our Class A common stock and Class B common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. Such announcement did not stipulate a maximum number of shares that may be purchased under this program.
(2)	We purchased 3,222 shares pursuant to our announcement on February 29, 2009 that we will purchase up to 300,000 shares of our Class A common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. As of June 30, 2015, we had no remaining authorization to purchase shares under this program. We purchased the remaining shares pursuant to our announcement on July 18, 2013 that we will purchase up to 500,000 shares of our Class A common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. We may purchase up to 442,342 additional shares of our Class A common stock under this stock repurchase program.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

Exhibit 31.1	Certification of Chief Executive Officer

Exhibit 31.2	Certification of Chief Financial Officer

Exhibit 32.1	Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Title 18 of the United States Code

Exhibit 32.2	Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Title 18 of the United States Code

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONEGAL GROUP INC.

August 7, 2015	By:	/s/ Kevin G. Burke

Kevin G. Burke, President and Chief Executive Officer

August 7, 2015	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Executive Vice President and Chief Financial Officer