Form 10-Q
period 2015-09-30
DONEGAL GROUP INC
filed 2015-11-06
CIK 800457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,498,383 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on October 31, 2015.

DONEGAL GROUP INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Donegal Group Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost	$303,409,930	$307,391,699
Available for sale, at fair value	483,589,669	435,149,784
Equity securities, available for sale, at fair value	35,835,920	30,822,022
Investment in affiliates	40,110,080	39,283,924
Short-term investments, at cost, which approximates fair value	24,596,219	20,293,648

Total investments	887,541,818	832,941,077
Cash	24,927,652	35,578,509
Accrued investment income	6,681,098	5,751,376
Premiums receivable	146,608,317	133,306,961
Reinsurance receivable	259,890,449	253,635,890
Deferred policy acquisition costs	53,510,659	48,298,608
Deferred tax asset, net	18,301,648	17,146,303
Prepaid reinsurance premiums	117,503,124	115,871,783
Property and equipment, net	7,142,932	7,668,340
Accounts receivable - securities	258,030	—
Federal income taxes receivable	338,628	581,477
Goodwill	5,625,354	5,625,354
Other intangible assets	958,010	958,010
Other	1,568,730	1,290,956

Total assets	$1,530,856,449	$1,458,654,644

Liabilities and Stockholders’ Equity
Liabilities
Unpaid losses and loss expenses	$569,146,468	$538,258,406
Unearned premiums	441,318,285	408,646,363
Accrued expenses	18,827,797	19,429,627
Reinsurance balances payable	3,940,824	7,841,172
Borrowings under lines of credit	48,000,000	53,500,000
Cash dividends declared	—	3,467,273
Subordinated debentures	5,000,000	5,000,000
Due to affiliate	753,996	2,409,347
Drafts payable	669,910	1,950,765
Other	1,632,116	2,017,048

Total liabilities	1,089,289,396	1,042,520,001

Stockholders’ Equity
Preferred stock, $.01 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 40,000,000 shares, issued 23,446,230 and 22,389,369 shares and outstanding 22,443,642 and 21,447,661 shares	234,463	223,894
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	218,082,040	200,348,783
Accumulated other comprehensive income	2,789,016	5,353,269
Retained earnings	234,411,399	223,253,887
Treasury stock	(14,006,357)	(13,101,682)

Total stockholders’ equity	441,567,053	416,134,643

Total liabilities and stockholders’ equity	$1,530,856,449	$1,458,654,644

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,
	2015	2014
Revenues:
Net premiums earned	$153,096,075	$142,149,561
Investment income, net of investment expenses	5,399,080	4,299,044
Net realized investment (losses) gains (includes ($754,050) and $351,269 accumulated other comprehensive (loss) income reclassifications)	(754,050)	351,269
Lease income	178,827	217,144
Installment payment fees	1,473,447	1,641,459
Equity in earnings of Donegal Financial Services Corporation	408,405	476,906

Total revenues	159,801,784	149,135,383

Expenses:
Net losses and loss expenses	102,233,708	91,003,905
Amortization of deferred policy acquisition costs	25,036,000	22,889,000
Other underwriting expenses	24,155,566	22,795,149
Policyholder dividends	886,210	933,910
Interest	188,000	368,417
Other expenses	301,367	531,178

Total expenses	152,800,851	138,521,559

Income before income tax expense	7,000,933	10,613,824
Income tax expense (includes ($263,918) and $119,431 income tax (benefit) expense from reclassification items)	1,314,102	1,865,113

Net income	$5,686,831	$8,748,711

Earnings per common share:
Class A common stock - basic and diluted	$0.21	$0.33

Class B common stock - basic and diluted	$0.18	$0.30

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,
	2015	2014
Net income	$5,686,831	$8,748,711
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities:
Unrealized holding income (loss) during the period, net of income tax expense (benefit) of $463,221 and ($246,339)	860,268	(447,448)
Reclassification adjustment for losses (gains) included in net income, net of income tax (benefit) expense of ($263,918) and $119,431	490,132	(231,838)

Other comprehensive income (loss)	1,350,400	(679,286)

Comprehensive income	$7,037,231	$8,069,425

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Revenues:
Net premiums earned	$450,083,676	$412,286,978
Investment income, net of investment expenses	15,505,429	13,529,304
Net realized investment gains (includes $682,932 and $2,296,909 accumulated other comprehensive income reclassifications)	682,932	2,296,909
Lease income	568,552	643,726
Installment payment fees	4,473,905	4,964,708
Equity in earnings of Donegal Financial Services Corporation	1,276,692	1,234,773

Total revenues	472,591,186	434,956,398

Expenses:
Net losses and loss expenses	296,012,311	286,523,746
Amortization of deferred policy acquisition costs	73,872,000	66,233,000
Other underwriting expenses	73,192,072	64,800,475
Policyholder dividends	2,491,919	1,935,660
Interest	908,615	1,177,034
Other expenses	1,704,680	2,145,963

Total expenses	448,181,597	422,815,878

Income before income tax expense	24,409,589	12,140,520
Income tax expense (includes $239,026 and $780,949 income tax expense from reclassification items)	5,403,395	2,087,553

Net income	$19,006,194	$10,052,967

Earnings per common share:
Class A common stock - basic	$0.71	$0.39

Class A common stock - diluted	$0.69	$0.38

Class B common stock - basic and diluted	$0.63	$0.35

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Net income	$19,006,194	$10,052,967
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on securities:
Unrealized holding (loss) income during the period, net of income tax (benefit) expense of ($1,141,726) and $4,299,787	(2,120,347)	8,050,945
Reclassification adjustment for gains included in net income, net of income tax expense of $239,026 and $780,949	(443,906)	(1,515,960)

Other comprehensive (loss) income	(2,564,253)	6,534,985

Comprehensive income	$16,441,941	$16,587,952

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(Unaudited)

Nine Months Ended September 30, 2015

	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2014	22,389,369	5,649,240	$223,894	$56,492	$200,348,783	$5,353,269	$223,253,887	$(13,101,682)	$416,134,643
Issuance of common stock (stock compensation plans)	1,056,861	—	10,569	—	16,755,374	—	—	—	16,765,943
Net income	—	—	—	—	—	—	19,006,194	—	19,006,194
Cash dividends declared	—	—	—	—	—	—	(7,295,336)	—	(7,295,336)
Grant of stock options	—	—	—	—	553,346	—	(553,346)	—	—
Tax benefit on exercise of stock options	—	—	—	—	424,537	—	—	—	424,537
Repurchase of treasury stock	—	—	—	—	—	—	—	(904,675)	(904,675)
Other comprehensive loss	—	—	—	—	—	(2,564,253)	—	—	(2,564,253)

Balance, September 30, 2015	23,446,230	5,649,240	$234,463	$56,492	$218,082,040	$2,789,016	$234,411,399	$(14,006,357)	$441,567,053

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$19,006,194	$10,052,967

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,890,128	2,621,222
Net realized investment gains	(682,932)	(2,296,909)
Equity in earnings of Donegal Financial Services Corporation	(1,276,692)	(1,234,773)
Changes in assets and liabilities:
Losses and loss expenses	30,888,062	24,483,315
Unearned premiums	32,671,922	40,067,794
Premiums receivable	(13,301,356)	(15,662,330)
Deferred acquisition costs	(5,212,051)	(5,454,070)
Deferred income taxes	225,409	(494,946)
Reinsurance receivable	(6,254,559)	(7,572,790)
Prepaid reinsurance premiums	(1,631,341)	(8,497,832)
Accrued investment income	(929,722)	(861,410)
Due to affiliate	(1,655,351)	(1,921,725)
Reinsurance balances payable	(3,900,348)	(7,503,895)
Current income taxes	242,849	1,421,216
Accrued expenses	(601,830)	(2,304,068)
Other, net	(1,943,559)	1,070,705

Net adjustments	29,528,629	15,859,504

Net cash provided by operating activities	48,534,823	25,912,471

Cash Flows from Investing Activities:
Purchases of fixed maturities, held to maturity	(18,483,546)	(100,356,105)
Purchases of fixed maturities, available for sale	(132,823,136)	(61,688,801)
Purchases of equity securities, available for sale	(9,011,957)	(23,904,348)
Maturity of fixed maturities:
Held to maturity	22,416,840	31,852,974
Available for sale	56,293,130	22,921,683
Sales of fixed maturities, available for sale	23,485,311	22,781,515
Sales of equity securities, available for sale	2,704,425	8,436,920
Net purchases of property and equipment	(78,292)	(1,937,280)
Net decrease in investment in affiliates	675,100	—
Net (purchases) sales of short-term investments	(4,302,571)	83,244,835

Net cash used in investing activities	(59,124,696)	(18,648,607)

Cash Flows from Financing Activities:
Cash dividends paid	(10,762,609)	(10,119,401)
Issuance of common stock	17,106,300	8,228,902
Purchase of treasury stock	(904,675)	(12,026)
Payments on lines of credit	(9,500,000)	(5,000,000)
Borrowings under lines of credit	4,000,000	3,000,000

Net cash used in financing activities	(60,984)	(3,902,525)

Net (decrease) increase in cash	(10,650,857)	3,361,339
Cash at beginning of period	35,578,509	27,636,416

Cash at end of period	$24,927,652	$30,997,755

Cash paid during period - Interest	$757,175	$980,364
Net cash paid during period - Taxes	$4,500,000	$900,000

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

At September 30, 2015, Donegal Mutual held approximately 36% of our outstanding Class A common stock and approximately 76% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 65% of the total voting power of our outstanding common stock. We believe Donegal Mutual’s voting control of us benefits us for the reasons we describe in our Annual Report on Form 10-K. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to a pooling agreement and other intercompany agreements and transactions. While each company maintains its separate corporate existence, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

Atlantic States, our largest subsidiary, participates in a pooling agreement with Donegal Mutual. Under the pooling agreement, Donegal Mutual and Atlantic States pool their insurance business and each company receives an allocated percentage of the pooled business. Atlantic States has an 80% share of the results of the pooled business, and Donegal Mutual has a 20% share of the results of the pooled business.

The same executive management and underwriting personnel administer products, classes of business underwritten, pricing practices and underwriting standards of Donegal Mutual and our insurance subsidiaries. In addition, as the Donegal Insurance Group, Donegal Mutual and our insurance subsidiaries share a combined business plan to achieve market penetration and underwriting profitability objectives. The products our insurance subsidiaries and Donegal Mutual market are generally complementary, thereby allowing the Donegal Insurance Group to offer a broader range of products to a given market and to expand the Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account. Distinctions within the products Donegal Mutual and our insurance subsidiaries offer relate generally to specific risk profiles targeted within similar classes of business, such as preferred tier products versus standard tier products, but we do not allocate all of the standard risk gradients to one company. Therefore, the underwriting profitability of the business the individual companies write directly will vary. However, as the risk characteristics of all business Donegal Mutual and Atlantic States write directly are homogenized within the underwriting pool, Donegal Mutual and Atlantic States share the underwriting results in proportion to their respective participation in the pool. Pooled business represents the predominant percentage of the net underwriting activity of both Donegal Mutual and Atlantic States.

On February 23, 2009, our board of directors authorized a share repurchase program pursuant to which we may purchase up to 300,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the Securities and Exchange Commission (the “SEC”) and in privately negotiated transactions. We purchased 3,222 shares of our Class A common stock under this program during the nine-month period ended September 30, 2015. We purchased 846 shares of our Class A common stock under this program during the nine-month period ended September 30, 2014. As of September 30, 2015, we had no remaining authorization to purchase shares under this program.

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 additional shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the SEC and in privately negotiated transactions. We purchased 57,658 shares of our Class A common stock under this program during the nine-month period ended September 30, 2015. We did not purchase any shares of our Class A common stock under this program during the nine-month period ended September 30, 2014. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through September 30, 2015.

2 - Basis of Presentation

Our financial information for the interim periods included in this Form 10-Q Report is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of our management, are necessary for a fair presentation of our financial position, results of operations and cash flows for those interim periods. Our results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results of operations we expect for the year ending December 31, 2015.

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

	Three Months Ended September 30,
	2015		2014
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic net income per share:
Numerator:
Allocation of net income	$4,663	$1,024	$7,072	$1,677

Denominator:
Weighted-average shares outstanding	22,442,240	5,576,775	21,175,388	5,576,775

Basic net income per share	$0.21	$0.18	$0.33	$0.30

Diluted net income per share:
Numerator:
Allocation of net income	$4,663	$1,024	$7,072	$1,677

Denominator:
Number of shares used in basic computation	22,442,240	5,576,775	21,175,388	5,576,775
Weighted-average shares effect of dilutive securities
Add: Director and employee stock options	242,240	—	526,260	—

Number of shares used in per share computations	22,684,480	5,576,775	21,701,648	5,576,775

Diluted net income per share	$0.21	$0.18	$0.33	$0.30

	Nine Months Ended September 30,
	2015		2014
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic net income per share:
Numerator:
Allocation of net income	$15,502	$3,504	$8,131	$1,922

Denominator:
Weighted-average shares outstanding	21,995,952	5,576,775	21,004,426	5,576,775

Basic net income per share	$0.71	$0.63	$0.39	$0.35

Diluted net income per share:
Numerator:
Allocation of net income	$15,502	$3,504	$8,131	$1,922

Denominator:
Number of shares used in basic computation	21,995,952	5,576,775	21,004,426	5,576,775
Weighted-average shares effect of dilutive securities
Add: Director and employee stock options	399,657	—	431,762	—

Number of shares used in per share computations	22,395,609	5,576,775	21,436,188	5,576,775

Diluted net income per share	$0.69	$0.63	$0.38	$0.35

We did not include outstanding options to purchase the following number of shares of Class A common stock in our computation of diluted earnings per share because the exercise price of the options exceeded the average market price of our Class A common stock during the applicable periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Number of options to purchase Class A shares excluded	4,014,501	2,504,333	—	2,548,500

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

Our insurance subsidiaries and Donegal Mutual also purchase facultative reinsurance to cover exposures in excess of the covered limits of their third-party reinsurance agreements.

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

Other than the MICO change we describe above, we have made no significant changes to our third-party reinsurance or the reinsurance agreements between our insurance subsidiaries and Donegal Mutual during the nine months ended September 30, 2015.

5 - Investments

The amortized cost and estimated fair values of our fixed maturities and equity securities at September 30, 2015 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$51,088	$2,384	$—	$53,472
Obligations of states and political subdivisions	113,232	9,061	160	122,133
Corporate securities	60,658	1,053	652	61,059
Mortgage-backed securities	78,432	2,059	64	80,427

Totals	$303,410	$14,557	$876	$317,091

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$42,127	$368	$4	$42,491
Obligations of states and political subdivisions	235,944	15,101	463	250,582
Corporate securities	55,049	599	473	55,175
Mortgage-backed securities	133,404	2,074	136	135,342

Fixed maturities	466,524	18,142	1,076	483,590
Equity securities	36,108	1,787	2,059	35,836

Totals	$502,632	$19,929	$3,135	$519,426

At September 30, 2015, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $265.2 million and an amortized cost of $249.1 million. Our holdings at September 30, 2015 also included special revenue bonds with an aggregate fair value of $107.5 million and an amortized cost of $100.1 million. With respect to both categories of those bonds at September 30, 2015, we held no securities of any issuer that constituted more than 10% of our holdings of either bond category. Education bonds and water and sewer utility bonds represented 56% and 26%, respectively, of our total investments in special revenue bonds based on the carrying values of these investments at September 30, 2015. Many of the issuers of the special revenue bonds we held at September 30, 2015 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held at September 30, 2015 were similar to general obligation bonds.

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

At December 31, 2014, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $279.7 million and an amortized cost of $259.8 million. Our holdings also included special revenue bonds with an aggregate fair value of $107.8 million and an amortized cost of $99.2 million. With respect to both categories of those bonds at December 31, 2014, we held no securities of any issuer that constituted more than 10% of our holdings of either bond category. Education bonds and water and sewer utility bonds represented 55% and 27%, respectively, of our total investments in special revenue bonds based on the carrying values of these investments at December 31, 2014. Many of the issuers of the special revenue bonds we held at December 31, 2014 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held at December 31, 2014 were similar to general obligation bonds.

We made reclassifications from available for sale to held to maturity of certain fixed maturities at fair value on November 30, 2013. We have segregated within accumulated other comprehensive income the net unrealized losses of $15.1 million arising prior to the November 30, 2013 reclassification date for fixed maturities reclassified from available for sale to held to maturity. We are amortizing this balance over the remaining life of the related securities as an adjustment to yield in a manner consistent with the accretion of discount on the same fixed maturities. We recorded amortization of $905,446 and $945,783 in accumulated other comprehensive income during the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015 and December 31, 2014, net unrealized losses of $12.7 million and $14.0 million, respectively, remained within accumulated other comprehensive income.

We show below the amortized cost and estimated fair value of our fixed maturities at September 30, 2015 by contractual maturity. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity
Due in one year or less	$3,760	$3,758
Due after one year through five years	35,903	36,714
Due after five years through ten years	77,561	80,500
Due after ten years	107,754	115,692
Mortgage-backed securities	78,432	80,427

Total held to maturity	$303,410	$317,091

Available for sale
Due in one year or less	$19,435	$19,897
Due after one year through five years	91,910	95,761
Due after five years through ten years	111,218	116,297
Due after ten years	110,557	116,293
Mortgage-backed securities	133,404	135,342

Total available for sale	$466,524	$483,590

Gross realized gains and losses from investments before applicable income taxes for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Gross realized gains:
Fixed maturities	$7	$19	$974	$1,367
Equity securities	30	407	733	1,059

	37	426	1,707	2,426

Gross realized losses:
Fixed maturities	27	33	105	34
Equity securities	764	42	919	95

	791	75	1,024	129

Net realized (losses) gains	$(754)	$351	$683	$2,297

We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at September 30, 2015 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,371	$4	$—	$—
Obligations of states and political subdivisions	36,872	623	—	—
Corporate securities	32,937	649	5,245	476
Mortgage-backed securities	22,650	126	6,780	74
Equity securities	11,621	2,059	—	—

Totals	$109,451	$3,461	$12,025	$550

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

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we write down the investment to its fair value, and we reflect the amount of the write-down as a realized loss in our results of operations when we consider the decline in value of an individual equity security investment to be other than temporary. We monitor all investments individually for other-than-temporary declines in value. Generally, we assume there has been an other-than-temporary decline in value if an individual equity security has depreciated in value by more than 20% of our original cost and has been in such an unrealized loss position for more than six months. We held 22 equity securities that were in an unrealized loss position at September 30, 2015. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we considered these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, issuer or geographic events that have negatively impacted the value of a security and rating agency downgrades. We held 118 debt securities that were in an unrealized loss position at September 30, 2015. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary.

We amortize premiums and discounts on debt securities over the life of the security as an adjustment to yield using the effective interest method. We compute realized investment gains and losses using the specific identification method.

We amortize premiums and discounts on mortgage-backed debt securities using anticipated prepayments.

We account for our investment in affiliates using the equity method of accounting. Under this method, we record our investment at cost, with adjustments for our share of our affiliates’ earnings and losses as well as changes in the equity of our affiliates due to unrealized gains and losses. Our investment in affiliates represents our 48.2% ownership interest in DFSC. We include our share of DFSC’s net income in our results of operations. We have compiled the following summary financial information for DFSC at September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014, respectively, from the financial statements of DFSC. The financial information of DFSC at September 30, 2015 and 2014 and for the three and nine months then ended is unaudited.

Balance sheets:	September 30, 2015	December 31, 2014
	(in thousands)
Total assets	$508,632	$505,934

Total liabilities	$425,528	$424,267
Stockholders’ equity	83,104	81,667

Total liabilities and stockholders’ equity	$508,632	$505,934

	Three Months Ended September 30,		Nine Months Ended September 30,
Income statements:	2015	2014	2015	2014
	(in thousands)		(in thousands)
Net income	$847	$989	$2,372	$2,561

6 - Segment Information

We evaluate the performance of our personal lines and commercial lines segments based upon the underwriting results of our insurance subsidiaries using statutory accounting principles (“SAP”) that various state insurance departments prescribe or permit. Our management uses SAP to measure the performance of our insurance subsidiaries instead of United States generally accepted accounting principles (“GAAP”). Financial data by segment for the three and nine month periods ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30,
	2015	2014
	(in thousands)
Revenues:
Premiums earned
Commercial lines	$66,456	$59,221
Personal lines	86,640	82,929

GAAP premiums earned	153,096	142,150
Net investment income	5,399	4,299
Realized investment (losses) gains	(754)	351
Equity in earnings of DFSC	408	477
Other	1,653	1,858

Total revenues	$159,802	$149,135

Income before income taxes:
Underwriting income (loss):
Commercial lines	$4,447	$2,383
Personal lines	(3,727)	1,415

SAP underwriting income	720	3,798
GAAP adjustments	65	730

GAAP underwriting income	785	4,528
Net investment income	5,399	4,299
Realized investment (losses) gains	(754)	351
Equity in earnings of DFSC	408	477
Other	1,163	959

Income before income taxes	$7,001	$10,614

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Revenues:
Premiums earned
Commercial lines	$193,036	$170,263
Personal lines	257,048	242,024

GAAP premiums earned	450,084	412,287
Net investment income	15,505	13,529
Realized investment gains	683	2,297
Equity in earnings of DFSC	1,277	1,235
Other	5,042	5,608

Total revenues	$472,591	$434,956

Income before income taxes:
Underwriting income (loss):
Commercial lines	$6,449	$(8,792)
Personal lines	(6,499)	(5,544)

SAP underwriting loss	(50)	(14,336)
GAAP adjustments	4,565	7,130

GAAP underwriting income (loss)	4,515	(7,206)
Net investment income	15,505	13,529
Realized investment gains	683	2,297
Equity in earnings of DFSC	1,277	1,235
Other	2,430	2,286

Income before income taxes	$24,410	$12,141

7 - Borrowings

Lines of Credit

In June 2015, we renewed our existing credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a $60.0 million unsecured, revolving line of credit. The line of credit expires in July 2018. We have the right to request a one-year extension of the credit agreement as of each anniversary date of the credit agreement. At September 30, 2015, we had $13.0 million in outstanding borrowings and had the ability to borrow an additional $47.0 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus 2.25%. The interest rate on our outstanding borrowings from M&T is adjustable quarterly, and, at September 30, 2015, that interest rate was 2.44%. We pay a fee of 0.2% per annum on the loan commitment amount regardless of usage. The credit agreement requires our compliance with certain covenants. These covenants include minimum levels of our net worth, leverage ratio, statutory surplus and the A.M. Best ratings of our insurance subsidiaries. We were in compliance with all requirements of the M&T credit agreement during the nine months ended September 30, 2015.

MICO is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis. Through its membership, MICO has the ability to issue debt to the FHLB of Indianapolis in exchange for cash advances. MICO had no outstanding borrowings with the FHLB of Indianapolis at December 31, 2014 or September 30, 2015. The table below presents the amount of FHLB of Indianapolis stock MICO purchased, collateral pledged and assets related to MICO’s membership at September 30, 2015.

FHLB of Indianapolis stock purchased and owned	$201,100
Collateral pledged, at par (carrying value $2,664,290)	2,668,766
Borrowing capacity currently available	2,584,505

Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. In 2013, Atlantic States issued secured debt in the principal amount of $15.0 million to the FHLB of Pittsburgh in exchange for cash advances in the amount of $15.0 million. In July 2015, Atlantic States issued secured debt in the principal amount of $20.0 million to the FHLB of Pittsburgh in exchange for cash advances in the amount of $20.0 million. Atlantic States then loaned $20.0 million to us. We used the proceeds of our loan from Atlantic States to repay borrowings under our line of credit with M&T. We expect this FHLB of Pittsburgh financing to reduce our interest expense by approximately $420,000 on an annual basis. The interest rate on the advances was .36% at September 30, 2015. The table below presents the amount of FHLB of Pittsburgh stock Atlantic States purchased, collateral pledged and assets related to Atlantic States’ membership in the FHLB of Pittsburgh at September 30, 2015.

FHLB of Pittsburgh stock purchased and owned	$1,540,300
Collateral pledged, at par (carrying value $38,218,212)	38,519,029
Borrowing capacity currently available	2,089,109

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

We charged compensation expense related to our stock compensation plans against income before income taxes of $598,516 and $494,974 for the three months ended September 30, 2015 and 2014, respectively, with a corresponding income tax benefit of $209,481 and $173,241, respectively. We charged compensation expense related to our stock compensation plans against income before income taxes of $1.9 million and $1.5 million for the nine months ended September 30, 2015 and 2014, respectively, with a corresponding income tax benefit of $671,607 and $536,725, respectively. At September 30, 2015, we had $2.6 million of unrecognized compensation expense related to nonvested share-based compensation granted under our stock compensation plans. We expect to recognize this compensation expense over a weighted average period of 1.1 years.

We received cash from option exercises under all stock compensation plans during the three months ended September 30, 2015 and 2014 of $181,488 and $3.9 million, respectively. We received cash from option exercises under all stock compensation plans during the nine months ended September 30, 2015 and 2014 of $13.7 million and $5.2 million, respectively. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of $4,802 and $177,717 for the three months ended September 30, 2015 and 2014, respectively. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of $424,537 and $241,391 for the nine months ended September 30, 2015 and 2014, respectively.

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

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. These pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates we obtain from the pricing services are representative of fair values based upon our investment personnel’s general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel regularly monitor the market, current trading ranges for similar securities and the pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security type and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At September 30, 2015, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at September 30, 2015, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

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

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at September 30, 2015:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$42,491	$—	$42,491	$—
Obligations of states and political subdivisions	250,582	—	250,582	—
Corporate securities	55,175	—	55,175	—
Mortgage-backed securities	135,342	—	135,342	—
Equity securities	35,836	25,865	9,971	—

Totals	$519,426	$25,865	$493,561	$—

We did not transfer any investments between Levels 1 and 2 during the nine months ended September 30, 2015.

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

10 - Income Taxes

At September 30, 2015 and December 31, 2014, respectively, we had no material unrecognized tax benefits or accrued interest and penalties. Tax years 2012 through 2015 remained open for examination at September 30, 2015. We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of our tax assets. We established a valuation allowance of $440,778 related to a portion of the net operating loss carryforward of Le Mars at January 1, 2004. We have determined that we are not required to establish a valuation allowance for our other net deferred tax assets of $43.6 million and $41.7 million at September 30, 2015 and December 31, 2014, respectively, because it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income and the implementation of tax planning strategies. We also have a net operating loss carryforward of $3.9 million related to Le Mars, which will begin to expire in 2020 if not previously utilized. This carryforward is subject to an annual limitation in the amount that we can use in any one year of approximately $376,000. We also have an alternative minimum tax credit carryforward of $11.0 million with an indefinite life.

11 - Impact of New Accounting Standards

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. While the guidance will replace most existing GAAP revenue recognition guidance, the scope of the guidance excludes insurance contracts. The new standard is effective on January 1, 2018. The standard permits the use of either the retrospective or the cumulative effect transition method. We do not expect the adoption of this new guidance to have a significant impact on our financial position, results of operations or cash flows.

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

In May 2015, the FASB issued guidance that requires entities to provide additional disclosures about their liability for unpaid claims and claim adjustment expenses to increase the transparency of significant estimates. The guidance also requires entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including the reasons for the changes and the effects on the entities’ financial statements, and the timing, frequency and severity of claims. The guidance also requires entities to disclose a rollforward of the liability for unpaid claims and claim adjustment expenses for annual and interim reporting periods. The guidance is effective for annual reporting periods beginning after December 15, 2015, and interim reporting periods within annual reporting periods beginning after December 15, 2016. We do not expect the adoption of this new guidance to have a significant impact on our financial position, results of operations or cash flows.

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

Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced a decrease in claims frequency on workers’ compensation claims during the past several years while the severity of these claims has gradually increased. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on workers’ compensation claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at September 30, 2015. For every 1% change in our insurance subsidiaries’ estimate for loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $3.1 million.

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

Donegal Mutual and our insurance subsidiaries operate together as the Donegal Insurance Group and share a combined business plan designed to achieve market penetration and underwriting profitability objectives. The products our insurance subsidiaries and Donegal Mutual offer are generally complementary, thereby allowing Donegal Insurance Group to offer a broader range of products to a given market and to expand Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account. Distinctions within the products of Donegal Mutual and our insurance subsidiaries generally relate to specific risk profiles targeted within similar classes of business, such as preferred tier products compared to standard tier products, but we do not allocate all of the standard risk gradients to one company. Therefore, the underwriting profitability of the business the individual companies write directly will vary. However, because the pool homogenizes the risk characteristics of all business Donegal Mutual and Atlantic States write directly and each company shares the results according to each company’s participation percentage, each company realizes its percentage share of the underwriting results of the pool. Our insurance subsidiaries’ unpaid liability for losses and loss expenses by major line of business at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014
	(in thousands)
Commercial lines:
Automobile	$50,637	$44,270
Workers’ compensation	98,890	89,995
Commercial multi-peril	52,986	48,499
Other	2,972	2,679

Total commercial lines	205,485	185,443

Personal lines:
Automobile	91,441	90,207
Homeowners	15,185	15,053
Other	1,698	1,598

Total personal lines	108,324	106,858

Total commercial and personal lines	313,809	292,301
Plus reinsurance recoverable	255,337	245,957

Total liability for unpaid losses and loss expenses	$569,146	$538,258

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

Percentage Change in Loss and Loss Expense Reserves Net of Reinsurance	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at September 30, 2015	Percentage Change in Stockholders’ Equity at September 30, 2015(1)	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2014	Percentage Change in Stockholders’ Equity at December 31, 2014(1)
(dollars in thousands)
(10.0)%	$282,428	4.6%	$263,071	4.6%
(7.5)	290,273	3.5	270,378	3.4
(5.0)	298,119	2.3	277,686	2.3
(2.5)	305,964	1.2	284,993	1.1
Base	313,809	—	292,301	—
2.5	321,654	(1.2)	299,609	(1.1)
5.0	329,499	(2.3)	306,916	(2.3)
7.5	337,345	(3.5)	314,224	(3.4)
10.0	345,190	(4.6)	321,531	(4.6)

(1)	Net of income tax effect.

Statutory Combined Ratios

We evaluate our insurance operations by monitoring certain key measures of growth and profitability. In addition to using GAAP-based performance measurements, we also utilize certain non-GAAP financial measures that we believe are valuable in managing our business and for comparison to our peers. These non-GAAP measures are underwriting (loss) income, combined ratio and net premiums written. An insurance company’s statutory combined ratio is a standard measure of underwriting profitability. This ratio is the sum of the ratio of calendar-year incurred losses and loss expenses to premiums earned; the ratio of expenses incurred for commissions, premium taxes and underwriting expenses to net premiums written and the ratio of dividends to policyholders to premiums earned. The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. A combined ratio of less than 100 percent generally indicates underwriting profitability. The statutory combined ratio differs from the GAAP combined ratio. In calculating the GAAP combined ratio, we do not deduct installment payment fees from incurred expenses, and we base the expense ratio on premiums earned instead of premiums written. Differences between our GAAP loss ratios reported in our financial statements and our insurance subsidiaries’ statutory loss ratios result from anticipating salvage and subrogation recoveries for the GAAP loss ratios but not for the statutory loss ratios. The following table sets forth our insurance subsidiaries’ statutory combined ratios by major line of business for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Commercial lines:
Automobile	118.0%	107.2%	106.1%	111.9%
Workers’ compensation	79.1	89.3	89.0	92.3
Commercial multi-peril	92.2	95.6	93.2	107.8
Total commercial lines	92.0	94.4	93.2	101.3
Personal lines:
Automobile	98.8	94.0	100.0	98.4
Homeowners	108.0	97.5	101.7	99.3
Total personal lines	101.4	95.2	99.8	99.1
Total commercial and personal lines	97.4	95.0	96.9	100.0

Investments

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we write down an individual investment to its fair value and we reflect the amount of the write-down as a realized loss in our results of operations when we consider the decline in value of the individual investment to be other than temporary. We individually monitor all investments for other-than-temporary declines in value. Generally, we assume there has been an other-than-temporary decline in value if an individual equity security has depreciated in value by more than 20% of our original cost and has been in such an unrealized loss position for more than six months. We held 22 equity securities that were in an unrealized loss position at September 30, 2015. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we considered these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect on the debt security. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, company or geographic events that have negatively impacted the value of a security or rating agency downgrades. We held 118 debt securities that were in an unrealized loss position at September 30, 2015. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary. We did not recognize any impairment losses in the first nine months of 2015 or 2014.

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount we could realize if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates we obtain from the pricing services are representative of fair values based upon the general market knowledge of our investment personnel, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security type and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At September 30, 2015, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at September 30, 2015, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

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

Results of Operations - Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the three months ended September 30, 2015 were $158.9 million, an increase of $11.1 million, or 7.5%, from the $147.8 million of net premiums written for the third quarter of 2014. We attribute the increase to a reduction in MICO’s external quota-share reinsurance, the impact of premium rate increases and an increase in the writing of commercial lines of business. Effective January 1, 2015, MICO terminated its external quota-share reinsurance with third-party reinsurers. Personal lines net premiums written increased $3.8 million, or 4.3%, for the third quarter of 2015 compared to the third quarter of 2014. The increase included $1.9 million related to the MICO reinsurance change, with the remainder of the increase attributable primarily to premium rate increases our insurance subsidiaries implemented throughout 2014 and 2015 and lower reinsurance reinstatement premiums. Commercial lines net premiums written increased $7.3 million, or 12.4%, for the third quarter of 2015 compared to the third quarter of 2014. The increase included $2.7 million related to the MICO reinsurance change, with the remainder of the increase attributable to premium rate increases and increased writings of new accounts in the commercial automobile, commercial multi-peril and workers’ compensation lines of business.

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the third quarter of 2015 were $153.1 million, an increase of $11.0 million, or 7.7%, compared to $142.1 million for the third quarter of 2014, reflecting increases in net premiums written during 2015 and 2014. Our insurance subsidiaries earn premiums and recognize them as revenue over the terms of their policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding 12-month period compared to the comparable period one year earlier.

Investment Income. Our net investment income increased to $5.4 million for the third quarter of 2015, compared to $4.3 million for the third quarter of 2014. We attribute the increase primarily to an increase in average invested assets and a decrease in our allocation of expenses to our investment function.

Net Realized Investment (Losses) Gains. Net realized investment losses for the third quarter of 2015 were $754,050, compared to net realized investment gains of $351,269 for the third quarter of 2014. The net realized investment losses for the third quarter of 2015 resulted primarily from unrealized losses within a limited partnership that invests in equity securities. The net realized investment gain for the third quarter of 2014 resulted primarily from calls and strategic sales of fixed maturities and equity securities within our investment portfolio. We did not recognize any impairment losses in our investment portfolio during the third quarters of 2015 or 2014.

Equity in Earnings of DFSC. Our equity in the earnings of DFSC was $408,405 for the third quarter of 2015, compared to $476,906 for the third quarter of 2014.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, for the third quarter of 2015 was 66.8%, an increase from our insurance subsidiaries’ loss ratio of 64.0% for the third quarter of 2014. On a statutory basis, our insurance subsidiaries’ commercial lines loss ratio was 62.3% for the third quarter of 2015, compared to 63.6% for the third quarter of 2014, primarily due to decreases in the workers’ compensation and commercial multi-peril loss ratios. The personal lines statutory loss ratio of our insurance subsidiaries increased to 69.9% for the third quarter of 2015, compared to 63.6% for the third quarter of 2014, primarily due to a increase in the homeowners and personal automobile loss ratios. Our insurance subsidiaries experienced unfavorable loss reserve development of approximately $1.5 million during the third quarter of 2015 in their reserves for prior accident years, compared to unfavorable loss reserve development of approximately $2.0 million during the third quarter of 2014. The improvement in loss reserve development patterns occurred primarily within our insurance subsidiaries’ workers’ compensation reserves.

Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 32.1% for the third quarters of 2015 and 2014.

Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were 99.5% and 96.8% for the three months ended September 30, 2015 and 2014, respectively.

Interest Expense. Our interest expense for the third quarter of 2015 was $188,000, compared to $368,417 for the third quarter of 2014. We attribute the decrease to lower average borrowings during the third quarter of 2015 compared to the third quarter of 2014 and our utilization in July 2015 of borrowings under Atlantic States’ line of credit with the FHLB of Pittsburgh to repay borrowings under our line of credit with M&T that carried a higher interest rate.

Income Taxes. Income tax expense was $1.3 million for the third quarter of 2015, representing an effective tax rate of 18.8%, compared to income tax expense of $1.9 million for the third quarter of 2014, representing an effective tax rate of 17.6% . The effective tax rate in both periods represented an estimate based on our projected annual taxable income.

Net Income and Earnings Per Share. Our net income for the third quarter of 2015 was $5.7 million, or $.21 per share of Class A common stock and $.18 per share of Class B common stock, compared to net income of $8.7 million, or $.33 per share of Class A common stock and $.30 per share of Class B common stock, for the third quarter of 2014. We had 22.4 million and 21.3 million Class A shares outstanding at September 30, 2015 and 2014, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.

Results of Operations - Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the nine months ended September 30, 2015 were $481.1 million, an increase of $37.2 million, or 8.4%, from the $443.9 million of net premiums written for the comparable period of 2014. We attribute the increase to a reduction in MICO’s external quota-share reinsurance, the impact of premium rate increases and an increase in the writing of commercial lines of business. Effective January 1, 2015, MICO terminated its external quota-share reinsurance with third-party reinsurers. Personal lines net premiums written increased $13.7 million, or 5.4%, for the first nine months of 2015 compared to the first nine months of 2014. The increase included $6.1 million related to our termination of MICO’s external quota-share reinsurance, with the remainder of the increase attributable to premium rate increases our insurance subsidiaries implemented throughout 2014 and 2015 and lower reinsurance reinstatement premiums. Commercial lines net premiums written increased $23.5 million, or 12.5%, for the first nine months of 2015 compared to the first nine months of 2014. The increase included $9.3 million related to our termination of MICO’s external quota-share reinsurance, with the remainder of the increase attributable to premium rate increases and increased writings of new accounts in the commercial automobile, commercial multi-peril and workers’ compensation lines of business.

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the first nine months of 2015 were $450.1 million, an increase of $37.8 million, or 9.2%, compared to $412.3 million for the first nine months of 2014, reflecting increases in net premiums written during 2015 and 2014. Our insurance subsidiaries earn premiums and recognize them as revenue over the terms of their policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding 12-month period compared to the comparable period one year earlier.

Investment Income. Our net investment income increased to $15.5 million for the first nine months of 2015, compared to $13.5 million for the first nine months of 2014. We attribute the increase primarily to an increase in average invested assets and a decrease in our allocation of expenses to our investment function.

Net Realized Investment Gains. Net realized investment gains for the first nine months of 2015 were $682,932, compared to $2.3 million for the first nine months of 2014. The net realized investment gains for the first nine months of 2015 and 2014 resulted primarily from calls and strategic sales of fixed maturities and equity securities within our investment portfolio. We did not recognize any impairment losses in our investment portfolio during the first nine months of 2015 or 2014.

Equity in Earnings of DFSC. Our equity in the earnings of DFSC was $1.3 million for the first nine months of 2015, compared to $1.2 million for the first nine months of 2014.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, for the first nine months of 2015 was 65.8%, a decrease from our insurance subsidiaries’ 69.5% loss ratio for the first nine months of 2014. On a statutory basis, our insurance subsidiaries’ commercial lines loss ratio was 62.7% for the first nine months of 2015, compared to 71.8% for the first nine months of 2014, with the decrease primarily due to decreases in the commercial automobile, workers’ compensation and commercial multi-peril loss ratios. The personal lines statutory loss ratio of our insurance subsidiaries was unchanged at 68.1% for the first nine months of 2015 and 2014. Our insurance subsidiaries experienced unfavorable loss reserve development of approximately $4.8 million during the first nine months of 2015 in their reserves for prior accident years, compared to unfavorable loss reserve development of approximately $7.6 million during the first nine months of 2014. The improvement in loss reserve development patterns occurred primarily within our insurance subsidiaries’ workers’ compensation reserves.

Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 32.7% for the first nine months of 2015, compared to 31.8% for the first nine months of 2014. We attribute the 2015 increase primarily to higher underwriting incentive costs related to the lower loss ratio in the first nine months of 2015 compared to the first nine months of 2014.

Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were 99.0% and 101.8% for the nine months ended September 30, 2015 and 2014, respectively.

Interest Expense. Our interest expense for the first nine months of 2015 was $908,615, compared to $1.2 million for the first nine months of 2014. The decrease was related to lower average borrowings during the first nine months of 2015 compared to the first nine months of 2014 and our utilization in July 2015 of borrowings under Atlantic States’ line of credit with the FHLB of Pittsburgh to repay borrowings under our line of credit with M&T that carried a higher interest rate.

Income Taxes. Income tax expense was $5.4 million for the first nine months of 2015, representing an effective tax rate of 22.1%, compared to $2.1 million for the first nine months of 2014, representing an effective tax rate of 17.2% . The effective tax rate in both periods represented an estimate based on our projected annual taxable income.

Net Income and Earnings Per Share. Our net income for the first nine months of 2015 was $19.0 million, or $.69 per share of Class A common stock on a diluted basis and $.63 per share of Class B common stock, compared to net income of $10.1 million, or $.38 per share of Class A common stock on a diluted basis and $.35 per share of Class B common stock, for the first nine months of 2014. We had 22.4 million and 21.3 million Class A shares outstanding at September 30, 2015 and 2014, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as such obligations and needs arise. Our major sources of funds from operations are the net cash flows we generate from our insurance subsidiaries’ underwriting results, investment income and investment maturities.

Our operations have historically generated sufficient net positive cash flow to fund our commitments and add to our investment portfolio, thereby increasing future investment returns and enhancing our liquidity. The impact of the pooling agreement between Donegal Mutual and Atlantic States has historically been cash-flow positive because of the consistent underwriting profitability of the pool. Donegal Mutual and Atlantic States settle their respective obligations to each other under the pool monthly, thereby resulting in cash flows substantially similar to the cash flows that would result from each company writing the business directly. We have not experienced any unusual variations in the timing of claim payments associated with the loss reserves of our insurance subsidiaries. We maintain significant liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective, thereby providing an additional measure of liquidity to meet our obligations should an unexpected variation occur in the future. Our operating activities provided net cash flows in the first nine months of 2015 and 2014 of $48.5 million and $25.9 million, respectively, with the increase in cash flows in 2015 due primarily to our insurance subsidiaries’ decreased claim payments during the first nine months of 2015 compared to the prior-year period.

At September 30, 2015, we had $13.0 million in outstanding borrowings under our line of credit with M&T and had the ability to borrow an additional $47.0 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus 2.25%. At September 30, 2015, Atlantic States had $35.0 million in outstanding advances with the FHLB of Pittsburgh. The interest rate on these advances was .36% at September 30, 2015.

The following table shows our expected payments for significant contractual obligations at September 30, 2015:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Net liability for unpaid losses and loss expenses of our insurance subsidiaries	$313,809	$144,595	$142,920	$12,139	$14,155
Subordinated debentures	5,000	—	—	—	5,000
Borrowings under lines of credit	48,000	35,000	13,000	—	—

Total contractual obligations	$366,809	$179,595	$155,920	$12,139	$19,155

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

We discuss in Note 7 - Borrowings our estimate of the timing of the amounts for the borrowings under our lines of credit based on their contractual maturities. The borrowings under our lines of credit carry interest rates that vary as we discuss in Note 7 – Borrowings. Based upon the interest rates in effect at September 30, 2015, our annual interest cost associated with the borrowings under our lines of credit is approximately $443,590. For every 1% change in the interest rate associated with the borrowings under our lines of credit, the effect on our annual interest cost would be approximately $480,000.

We discuss in Note 7 - Borrowings our estimate of the timing of the amounts for the subordinated debentures based on their contractual maturity. The subordinated debentures carry an interest rate of 5%, and any repayment of principal or payment of interest on the subordinated debentures requires prior approval of the Michigan Department of Insurance and Financial Services. Our annual interest cost associated with the subordinated debentures is approximately $250,000.

On February 23, 2009, our board of directors authorized a share repurchase program pursuant to which we may purchase up to 300,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the Securities and Exchange Commission (the “SEC”) and in privately negotiated transactions. We purchased 3,222 shares of our Class A common stock under this program during the nine-month period ended September 30, 2015. We purchased 846 shares of our Class A common stock under this program during the nine-month period ended September 30, 2014. As of September 30, 2015, we had no remaining authorization to purchase shares under this program.

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 additional shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the SEC and in privately negotiated transactions. We purchased 57,658 shares of our Class A common stock under this program during the nine-month period ended September 30, 2015. We did not purchase any shares of our Class A common stock under this program during the nine-month period ended September 30, 2014. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through September 30, 2015.

On October 15, 2015, our board of directors declared quarterly cash dividends of 13.50 cents per share of our Class A common stock and 11.75 cents per share of our Class B common stock, payable on November 16, 2015 to our stockholders of record as of the close of business on November 2, 2015. We are not subject to any restrictions on our payment of dividends to our stockholders, although there are state law restrictions on the payment of dividends by our insurance subsidiaries to us. Dividends from our insurance subsidiaries are our principal source of cash for payment of dividends to our stockholders. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk based capital (“RBC”) requirements that limit their ability to pay dividends to us. Our insurance subsidiaries’ statutory capital and surplus at December 31, 2014 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin. Our insurance subsidiaries paid $2.0 million in dividends to us during the first nine months of 2015. Amounts remaining available for distribution to us as dividends from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities in 2015 are $19.1 million from Atlantic States, $1.0 million from Southern, $2.7 million from Le Mars, $2.2 million from Peninsula, $0 from Sheboygan and $4.2 million from MICO, or a total of approximately $29.2 million.

At September 30, 2015, we had no material commitments for capital expenditures.

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

Impact of Inflation

We establish property and casualty insurance premium rates before we know the amount of unpaid losses and loss expenses or the extent to which inflation may impact such losses and expenses. Consequently, our insurance subsidiaries attempt, in establishing rates, to anticipate the potential impact of inflation.

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

Our investment mix shifted slightly during the first nine months of 2015. We reinvested funds we held in short-term investments at year-end 2014 into fixed maturities. The duration of our investment portfolio increased slightly due to this reinvestment activity.

There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2014 through September  30, 2015.

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

Item 4T. Controls and Procedures.

Not applicable.

Part II. Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our business, results of operations and financial condition, and, therefore, the value of our Class A common stock and our Class B common stock, are subject to a number of risks. For a description of certain risks, we refer to “Risk Factors” in our 2014 Annual Report on Form 10-K we filed with the SEC on March 12, 2015. There have been no material changes in the risk factors we disclosed in that Form 10-K Report during the nine months ended September 30, 2015.

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

DONEGAL GROUP INC.

November 6, 2015	By:	/s/ Kevin G. Burke
Kevin G. Burke, President and Chief Executive Officer

November 6, 2015	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Executive Vice President and Chief Financial Officer