Form 10-K
period 2015-12-31
DONEGAL GROUP INC
filed 2016-03-18
CIK 800457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $229,069,047.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 20,570,874 shares of Class A common stock and 5,576,775 shares of Class B common stock outstanding on March 16, 2016.

Documents Incorporated by Reference

The registrant incorporates by reference portions of the registrant’s definitive proxy statement relating to registrant’s annual meeting of stockholders to be held April 21, 2016 into Part III of this report.

DONEGAL GROUP INC.

(i)

PART I

Item 1.	Business.

Introduction

Donegal Group Inc., or DGI, is an insurance holding company whose insurance subsidiaries offer personal and commercial lines of property and casualty insurance to businesses and individuals in 21 Mid-Atlantic, Midwestern, New England and Southern states. As used in this Form 10-K Report, the terms “we,” “us” and “our” refer to Donegal Group Inc. and its subsidiaries.

Donegal Mutual Insurance Company, or Donegal Mutual, organized us as an insurance holding company on August 26, 1986. At December 31, 2015, Donegal Mutual held approximately 48% of our outstanding Class A common stock and approximately 83% of our outstanding Class B common stock. Donegal Mutual’s ownership provides Donegal Mutual with approximately 74% of the aggregate voting power of our outstanding shares of Class A common stock and our outstanding shares of Class B common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to an intercompany pooling agreement and other intercompany agreements and transactions we describe in Note 3 of the Notes to Consolidated Financial Statements. While maintaining the separate corporate existence of each company, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

We have been an effective consolidator of smaller “main street” property and casualty insurance companies, and we expect to pursue opportunities to acquire other insurance companies to expand our business in a given region or to commence operations in a new region. Since 1995, we have completed six acquisitions of property and casualty insurance companies or began to participate in their business through Donegal Mutual’s entry into quota-share reinsurance agreements with them.

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

We believe we have a substantial opportunity, as a well-capitalized regional insurance holding company with a solid business strategy, to grow profitably and compete effectively with national property and casualty insurers. Our downstream holding company structure, with Donegal Mutual holding approximately 74% of the aggregate voting power of our common stock, has proven its effectiveness and success over the 29 years of our existence. Over that time period, we have grown significantly in terms of revenue and financial strength, and the Donegal Insurance Group has developed an excellent reputation as a regional group of property and casualty insurers.

We own 48.2% of Donegal Financial Services Corporation, or DFSC. DFSC is a grandfathered unitary savings and loan holding company that owns all of the outstanding capital stock of Union Community Bank, a state savings bank, or UCB. UCB has 15 banking offices, substantially all of which are located in Lancaster County, Pennsylvania. Donegal Mutual owns the remaining 51.8% of DFSC. For further information regarding DFSC, we refer to “Business—Donegal Financial Services Corporation” in this Form 10-K Report.

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

Since we established Atlantic States in 1986, Donegal Mutual and our insurance subsidiaries have conducted business together as the Donegal Insurance Group. As the Donegal Insurance Group, Donegal Mutual and our insurance subsidiaries share a combined business plan to enhance market penetration and underwriting profitability objectives. We believe Donegal Mutual’s majority interest in the combined voting power of our Class A common stock and of our Class B common stock fosters our ability to implement our business philosophies, enjoy management continuity, maintain superior employee relations and provide a stable environment within which we can grow our businesses.

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

As the capital of Atlantic States and our other insurance subsidiaries has increased, the underwriting capacity of our insurance subsidiaries has increased proportionately. The size of the underwriting pool has also increased substantially. Therefore, as we originally planned in the mid-1980s, Atlantic States has successfully raised the capital necessary to support the growth of its direct business as well as to accept increases in its allocation of business from the underwriting pool. The portion of the underwriting pool allocated to Atlantic States has increased from an initial allocation of 35% in 1986 to an 80% allocation since March 1, 2008. We do not anticipate any further change in the pooling agreement between Atlantic States and Donegal Mutual, including any change in the percentage participation of Atlantic States in the underwriting pool.

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

The following chart depicts our organizational structure, including all of our property and casualty insurance subsidiaries, Southern Mutual and our interest in DFSC:

(1)	Because of the different relative voting power of our Class A common stock and our Class B common stock, our public stockholders hold approximately 26% of the aggregate voting power of our Class A common stock and our Class B common stock and Donegal Mutual holds approximately 74% of the aggregate voting power of our Class A common stock and our Class B common stock.

Relationship with Donegal Mutual

Donegal Mutual provides facilities, personnel and other services to us and our insurance subsidiaries. Donegal Mutual allocates certain related expenses to Atlantic States in relation to the relative participation of Donegal Mutual and Atlantic States in the underwriting pool they maintain. Our insurance subsidiaries other than Atlantic States reimburse Donegal Mutual for their respective personnel costs and bear their proportionate share of information services costs based on each subsidiaries’ respective percentage of the total net written premiums of the Donegal Insurance Group. Charges for these services to Atlantic States and our other insurance subsidiaries totaled $108.5 million, $98.6 million and $94.0 million for 2015, 2014 and 2013, respectively.

Our insurance subsidiaries have various reinsurance arrangements with Donegal Mutual. These agreements include:

•	excess of loss reinsurance agreements with Le Mars, MICO, Peninsula, Sheboygan and Southern;

•	catastrophe reinsurance agreements with Atlantic States, Le Mars and Southern; and

•	quota-share reinsurance agreements with Le Mars, MICO and Peninsula.

The purpose of the excess of loss and catastrophe reinsurance agreements is to lessen the effects of a single large loss, or an accumulation of smaller losses arising from one event, to levels that are appropriate given each subsidiary’s size, underwriting profile and amount of surplus.

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

The coordinating committee also meets annually to review each existing agreement between Donegal Mutual and us or our insurance subsidiaries, including all reinsurance agreements between Donegal Mutual and our insurance subsidiaries. The purpose of this annual review is to examine the results of the agreements over the past year and, in the case of reinsurance agreements, over several years and to determine if the results of the existing agreements remain fair and equitable to us and our stockholders and fair and equitable to Donegal Mutual and its policyholders or if Donegal Mutual and we should mutually agree to certain adjustments to the terms of the agreements. In the case of these reinsurance agreements, the annual adjustments typically relate to the reinsurance premiums, losses and reinstatement premiums. These agreements are ongoing in nature and will continue in effect throughout 2016 in the ordinary course of our business.

Our members on the coordinating committee, as of the date of this Form 10-K Report, are Robert S. Bolinger and Richard D. Wampler, II. Donegal Mutual’s members on the coordinating committee as of such date are Dennis J. Bixenman and John E. Hiestand. We refer to our proxy statement for our annual meeting of stockholders on April 21, 2016 for further information about the members of the coordinating committee.

We believe our relationships with Donegal Mutual offer us and our insurance subsidiaries a number of competitive advantages, including the following:

•	enabling our stable management, the consistent underwriting discipline of our insurance subsidiaries, external growth, long-term profitability and financial strength;

•	creating operational and expense synergies from the combination of resources and integrated operations of Donegal Mutual and our insurance subsidiaries;

•	enhancing our opportunities to expand by acquisition because of the ability of Donegal Mutual to affiliate with and acquire control of other mutual insurance companies and, thereafter, demutualize them and allow us to acquire all of their outstanding stock;

•	producing more stable and uniform underwriting results for our insurance subsidiaries over extended periods of time than we could achieve without our relationship with Donegal Mutual;

•	providing opportunities for growth because of the ability of Donegal Mutual to enter into reinsurance agreements with other mutual insurance companies and place the business it assumes into the pooling agreement; and

•	providing Atlantic States with a significantly larger underwriting capacity because of the underwriting pool Donegal Mutual and Atlantic States have maintained since 1986.

In the first quarter of 2016, our board of directors and the board of directors of Donegal Mutual each undertook a review of the relationships between Donegal Mutual and DGI and determined that continuing the current relationships and the current corporate structure of Donegal Mutual and DGI is in the best interests of DGI and its various constituencies.

Business Strategy

Our strategy is designed to allow our insurance subsidiaries to achieve their longstanding goal of outperforming the United States property and casualty insurance industry in terms of profitability and service, thereby providing value to the policyholders of our insurance subsidiaries and, ultimately, providing value to our stockholders. The annual net premiums earned of our insurance subsidiaries have increased from $265.8 million in 2004 to $605.6 million in 2015, a compound annual growth rate of 7.8%.

The combined ratio of our insurance subsidiaries and that of the United States property and casualty insurance industry as computed using United States generally accepted accounting principles, or GAAP, and statutory accounting principles, or SAP, for the years 2011 through 2015 are shown in the following table:

	2015	2014	2013	2012	2011
Our GAAP combined ratio(1)	99.0%	101.7%	98.8%	101.6%	110.6%
Our SAP combined ratio	97.4	100.5	97.4	99.8	107.9
Industry SAP combined ratio(2)	98.0	97.4	96.4	102.5	106.5

(1)	Our GAAP combined ratio for 2011 was adversely affected by accounting adjustments related to the acquisition of MICO.
(2)	As reported (projected for 2015) by A.M. Best Company.

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

The following table highlights our history of insurance company acquisitions and affiliations since 1988:

Company Name	State of Domicile	Year Control Acquired	Method of Acquisition/Affiliation
Southern Mutual Insurance Company and now Southern Insurance Company of Virginia	Virginia	1984	Surplus note investment by Donegal Mutual in 1984; demutualization in 1988; acquisition of stock by us in 1988.

Pioneer Mutual Insurance Company and then Pioneer Insurance Company(1)(2)	Ohio	1992	Surplus note investment by Donegal Mutual in 1992; demutualization in 1993; acquisition of stock by us in 1997.

Delaware Mutual Insurance Company and then Delaware Atlantic Insurance Company(1)(2)	Delaware	1993	Surplus note investment by Donegal Mutual in 1993; demutualization in 1994; acquisition of stock by us in 1995.

Pioneer Mutual Insurance Company and then Pioneer Insurance Company(1)(2)	New York	1995	Surplus note investment by Donegal Mutual in 1995; demutualization in 1998; acquisition of stock by us in 2001.

Southern Heritage Insurance Company(2)	Georgia	1998	Purchase of stock by us in 1998.

Le Mars Mutual Insurance Company of Iowa and now Le Mars Insurance Company(1)	Iowa	2002	Surplus note investment by Donegal Mutual in 2002; demutualization in 2004; acquisition of stock by us in 2004.

Peninsula Insurance Group	Maryland	2004	Purchase of stock by us in 2004.

Sheboygan Falls Mutual Insurance Company and now Sheboygan Falls Insurance Company(1)	Wisconsin	2007	Contribution note investment by Donegal Mutual in 2007; demutualization in 2008; acquisition of stock by us in 2008.

Southern Mutual Insurance Company(3)	Georgia	2009	Surplus note investment by Donegal Mutual and quota-share reinsurance in 2009.

Michigan Insurance Company	Michigan	2010	Purchase of stock by us and surplus note investment by Donegal Mutual in 2010.

(1)	Each of these acquisitions initially took the form of an affiliation with Donegal Mutual. Donegal Mutual provided surplus note financing to the insurance company, and, in connection with that financing, sufficient designees of Donegal Mutual were appointed so as to constitute a majority of the members of the board of directors of the insurance company. Donegal Mutual and the insurance company simultaneously entered into a services agreement whereby Donegal Mutual provided services to improve the operations of the insurance company. Once the insurance company’s results of operations improved to the satisfaction of Donegal Mutual, Donegal Mutual sponsored the demutualization of the insurance company. Upon the consummation of the demutualization, Donegal Mutual converted the surplus note to capital stock of the newly demutualized insurance company. We then purchased all of the capital stock of the insurance company from Donegal Mutual and made an additional capital contribution in cash to provide adequate surplus to support the insurance company’s planned premium growth.
(2)	To reduce administrative and compliance costs and expenses, these subsidiaries subsequently merged into one of our existing insurance subsidiaries.
(3)	Control acquired by Donegal Mutual.

•	Providing responsive and friendly customer and agent service to enable our insurance subsidiaries to attract new policyholders and retain existing policyholders.

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

Our insurance subsidiaries maintain stringent expense controls under direct supervision of their senior management. We centralize many processing and administrative activities of our insurance subsidiaries to realize operating synergies and better expense control. Our insurance subsidiaries utilize technology to automate much of their underwriting and to facilitate agency and policyholder communications on an efficient, timely and cost-effective basis. We operate on a paperless basis. As a result of our focus on expense control, our insurance subsidiaries have reduced their expense ratio from 36.6% in 1999 to 32.6% in 2015. Our insurance subsidiaries have also increased their annual premium per employee, a measure of efficiency that our insurance subsidiaries use to evaluate their operations, from approximately $470,000 in 1999 to approximately $956,000 in 2015.

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

Return on invested assets is an important element of the financial results of our insurance subsidiaries. The investment strategy of our insurance subsidiaries is to generate an appropriate amount of after-tax income on invested assets while minimizing credit risk through investments in high-quality securities. As a result, our insurance subsidiaries seek to invest a high percentage of their assets in diversified, highly rated and marketable fixed-maturity instruments. The fixed-maturity portfolios of our insurance subsidiaries consist of both taxable and tax-exempt securities. Our insurance subsidiaries maintain a portion of their portfolios in short-term securities to provide liquidity for the payment of claims and operation of their respective businesses. Our insurance subsidiaries maintain a small percentage (4.1% at December 31, 2015) of their portfolios in equity securities.

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

Personal

•	Private passenger automobile — policies that provide protection against liability for bodily injury and property damage arising from automobile accidents and protection against loss from damage to automobiles owned by the insured.

•	Homeowners — policies that provide coverage for damage to residences and their contents from a broad range of perils, including fire, lightning, windstorm and theft. These policies also cover liability of the insured arising from injury to other persons or their property while on the insured’s property and under other specified conditions.

Commercial

•	Commercial automobile — policies that provide protection against liability for bodily injury and property damage arising from automobile accidents and protection against loss from damage to automobiles owned by the insured.

•	Commercial multi-peril — policies that provide protection to businesses against many perils, usually combining liability and physical damage coverages.

•	Workers’ compensation — policies employers purchase to provide benefits to employees for injuries sustained during employment. The workers’ compensation laws of each state determine the extent of the coverage we provide.

The following table sets forth the net premiums written of our insurance subsidiaries by line of insurance for the periods indicated:

	Year Ended December 31,
	2015		2014		2013
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Personal lines:
Automobile	$214,610	34.1%	$204,174	35.3%	$196,363	36.8%
Homeowners	119,541	19.0	113,576	19.6	106,420	20.0
Other	18,176	2.9	16,989	2.9	15,915	3.0

Total personal lines	352,327	56.0	334,739	57.8	318,698	59.8

Commercial lines:
Automobile	76,729	12.2	65,552	11.3	58,165	10.9
Commercial multi-peril	94,219	15.0	83,413	14.4	74,516	14.0
Workers’ compensation	98,079	15.6	88,739	15.3	77,589	14.5
Other	7,483	1.2	6,758	1.2	4,463	0.8

Total commercial lines	276,510	44.0	244,462	42.2	214,733	40.2

Total business	$628,837	100.0%	$579,201	100.0%	$533,431	100.0%

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

Distribution

Our insurance subsidiaries market their products primarily in the Mid-Atlantic, Midwestern, New England and Southern regions through approximately 2,400 independent insurance agencies. At December 31, 2015, the Donegal Insurance Group actively wrote business in 21 states (Alabama, Delaware, Georgia, Indiana, Iowa, Maine, Maryland, Michigan, Nebraska, New Hampshire, New York, North Carolina, Ohio, Pennsylvania, South Carolina, South Dakota, Tennessee, Vermont, Virginia, West Virginia and Wisconsin). We believe the relationships of our insurance subsidiaries with their independent agents are valuable in identifying, obtaining and retaining profitable business. Our insurance subsidiaries maintain a stringent agency selection procedure that emphasizes appointing agencies with proven marketing strategies for the development of profitable business, and our insurance subsidiaries only appoint agencies with a strong underwriting history and potential growth capabilities. Our insurance subsidiaries also regularly evaluate the independent agencies that represent them based on their profitability and performance in relation to the objectives of our insurance subsidiaries. Our insurance subsidiaries seek to be among the top three insurers within each of their agencies for the lines of business our insurance subsidiaries write.

The following table sets forth the percentage of direct premiums our insurance subsidiaries write, including 80% of the direct premiums Donegal Mutual and Atlantic States write, in each of the states where they conducted a significant portion of their business in 2015:

Pennsylvania	36.6%
Michigan	16.1
Maryland	8.8
Virginia	8.8
Georgia	6.0
Delaware	5.6
Ohio	3.5
Wisconsin	3.5
Iowa	2.5
Nebraska	2.2
Tennessee	2.2
South Dakota	1.1
Other	3.1

Total	100.0%

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

Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions as to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced a decrease in claims frequency on workers’ compensation claims during the past several years while claims severity has gradually increased. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on workers’ compensation claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and legal decisions that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and the collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries attempt to make appropriate adjustments for such changes in their reserves. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at December 31, 2015. For every 1% change in our insurance subsidiaries’ loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $3.2 million.

The establishment of appropriate liabilities is an inherently uncertain process, and we can provide no assurance that our insurance subsidiaries’ ultimate liability will not exceed our insurance subsidiaries’ loss and loss expense reserves and have an adverse effect on our results of operations and financial condition. Furthermore, we cannot predict the timing, frequency and extent of adjustments to our insurance subsidiaries’ estimated future liabilities, since the historical conditions and events that serve as a basis for our insurance subsidiaries’ estimates of ultimate claim costs may change. As is the case for substantially all property and casualty insurance companies, our insurance subsidiaries have found it necessary in the past to increase their estimated future liabilities for losses and loss expenses in certain periods, and, in other periods, their estimates of future liabilities have exceeded their actual liabilities. Changes in our insurance subsidiaries’ estimates of their liability for losses and loss expenses generally reflect actual payments and the evaluation of information received since the prior reporting date. Our insurance subsidiaries recognized an increase in their liability for losses and loss expenses of prior years of $7.2 million, $14.5 million and $10.4 million in 2015, 2014 and 2013, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy, key reserving assumptions or claims management personnel, and they have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in these years. The 2015 development represented 2.5% of the December 31, 2014 net carried reserves and resulted primarily from higher-than-expected severity in the private passenger automobile liability, commercial multiple peril and commercial automobile lines of business in accident years prior to 2015. The majority of the 2015 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States and Southern. The 2014 development represented 5.4% of the December 31, 2013 net carried reserves and resulted primarily from higher-than-expected severity in the private passenger automobile liability, commercial multiple peril and commercial automobile lines of business in accident years prior to 2014. The majority of the 2014 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States and Southern. The 2013 development represented 4.1% of the December 31, 2012 net carried reserves and resulted primarily from higher-than-expected severity in the private passenger automobile liability, commercial multiple peril, commercial automobile and workers’ compensation lines of business in accident years prior to 2013. The majority of the 2013 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States and Southern.

Excluding the impact of catastrophic weather events, our insurance subsidiaries have noted stable amounts in the number of claims incurred and slight downward trends in the number of claims outstanding at period ends relative to their premium base in recent years across most of their lines of business. However, the amount of the average claim outstanding has increased gradually over the past several years as the property and casualty insurance industry has experienced increased litigation trends and economic conditions that have extended the estimated length of disabilities and contributed to increased medical loss costs and a general slowing of settlement rates in litigated claims. Our insurance subsidiaries could be required to make further adjustments to their estimates in the future. However, on the basis of our insurance subsidiaries’ internal procedures which analyze, among other things, their prior assumptions, their experience with similar cases and historical trends such as reserving patterns, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes, we believe that our insurance subsidiaries have made adequate provision for their liability for losses and loss expenses at December 31, 2015.

Differences between liabilities reported in our financial statements prepared on a GAAP basis and our insurance subsidiaries’ financial statements prepared on a SAP basis result from anticipating salvage and subrogation recoveries for GAAP but not for SAP. These differences amounted to $15.3 million, $14.2 million and $13.1 million at December 31, 2015, 2014 and 2013, respectively.

The following table sets forth a reconciliation of the beginning and ending GAAP net liability of our insurance subsidiaries for unpaid losses and loss expenses for the periods indicated:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Gross liability for unpaid losses and loss expenses at beginning of year	$538,258	$495,619	$458,827
Less reinsurance recoverable	245,957	230,014	207,891
Net liability for unpaid losses and loss expenses at beginning of year	292,301	265,605	250,936

Provision for net losses and loss expenses for claims incurred in the current year	391,167	373,932	332,770

Change in provision for estimated net losses and loss expenses for claims incurred in prior years	7,200	14,469	10,358

Total incurred	398,367	388,401	343,128

Net losses and loss payments for claims incurred during:
The current year	236,835	229,939	201,782
Prior years	131,779	131,766	126,677

Total paid	368,614	361,705	328,459

Net liability for unpaid losses and loss expenses at end of year	322,054	292,301	265,605
Plus reinsurance recoverable	256,151	245,957	230,014

Gross liability for unpaid losses and loss expenses at end of year	$578,205	$538,258	$495,619

The following table sets forth the development of the liability for net unpaid losses and loss expenses of our insurance subsidiaries from 2005 to 2015. Loss data in the table includes business Atlantic States received from the underwriting pool.

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

The “Net liability re-estimated as of” portion of the table shows the re-estimated amount of the previously recorded liability based on experience for each succeeding year. The estimate increases or decreases as payments are made and more information becomes known about the severity of the remaining unpaid claims. For example, the 2005 liability has developed a redundancy after ten years because we expect the re-estimated net losses and loss expenses to be $20.9 million less than the estimated liability we initially established in 2005 of $173.0 million.

The “Cumulative (excess) deficiency” shows the cumulative excess or deficiency at December 31, 2015 of the liability estimate shown on the top line of the corresponding column. An excess in liability means that the liability established in prior years exceeded the amount of actual payments and currently re-estimated unpaid liability remaining. A deficiency in liability means that the liability established in prior years was less than the amount of actual payments and currently re-estimated remaining unpaid liability.

The “Cumulative amount of liability paid through” portion of the table shows the cumulative net losses and loss expense payments made in succeeding years for net losses incurred prior to the balance sheet date. For example, the 2005 column indicates that at December 31, 2015 payments equal to $148.9 million of the currently re-estimated ultimate liability for net losses and loss expenses of $152.1 million had been made.

Amounts shown in the 2008 column of the table include information for Sheboygan for all accident years prior to 2008. Amounts shown in the 2010 column of the table include information for MICO for the month of December 2010.

	Year Ended December 31,
(in thousands)	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
Net liability at end of year for unpaid losses and loss expenses	$173,009	$163,312	$150,152	$161,307	$180,262	$217,896	$243,015	$250,936	$265,605	$292,301	$322,054
Net liability re-estimated as of:
One year later	159,393	153,299	152,836	171,130	177,377	217,728	250,611	261,294	280,074	299,501
Two years later	153,894	150,934	154,435	167,446	177,741	217,355	255,612	268,877	281,782
Three years later	151,792	150,078	152,315	166,756	178,403	218,449	257,349	270,473
Four years later	150,183	148,745	151,120	166,852	179,909	218,514	256,460
Five years later	150,087	148,407	151,287	166,788	179,961	218,202
Six years later	150,555	149,031	151,739	166,964	179,858
Seven years later	151,161	149,487	151,790	167,425
Eight years later	151,243	149,700	152,240
Nine years later	151,563	150,241
Ten years later	152,110
Cumulative (excess) deficiency	(20,899)	(13,071)	2,088	6,118	(404)	306	13,445	19,537	16,177	7,200

Cumulative amount of liability paid through:
One year later	$71,718	$72,499	$71,950	$79,592	$84,565	$96,202	$119,074	$126,677	$131,766	$131,779
Two years later	107,599	104,890	105,576	116,035	123,204	148,140	181,288	191,208	194,169
Three years later	125,926	121,711	124,659	136,837	147,165	178,073	217,138	225,956
Four years later	133,805	132,698	135,392	148,243	161,363	195,948	234,392
Five years later	139,935	138,878	140,280	155,331	169,452	203,633
Six years later	143,309	141,752	143,778	160,324	173,153
Seven years later	145,492	143,784	146,491	162,531
Eight years later	146,894	145,290	148,235
Nine years later	147,757	146,557
Ten years later	148,939

	Year Ended December 31,
(in thousands)	2007	2008	2009	2010	2011	2012	2013	2014	2015
Gross liability at end of year	$226,432	$239,809	$263,599	$383,317	$442,408	$458,827	$495,619	$538,258	$578,205
Reinsurance recoverable	76,280	78,502	83,337	165,421	199,393	207,891	230,014	245,957	256,151
Net liability at end of year	150,152	161,307	180,262	217,896	243,015	250,936	265,605	292,301	322,054
Gross re-estimated liability	230,189	250,509	201,808	363,806	459,035	483,226	492,540	512,458
Re-estimated recoverable	77,949	83,084	21,950	145,604	202,575	212,753	210,758	212,957
Net re-estimated liability	152,240	167,425	179,858	218,202	256,460	270,473	281,782	299,501
Gross cumulative deficiency (excess)	3,757	10,700	(61,791)	(19,511)	16,627	24,399	(3,079)	(25,800)

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

The external reinsurance our insurance subsidiaries and Donegal Mutual purchase includes:

•	“excess of loss reinsurance,” under which the losses of Donegal Mutual and our insurance subsidiaries are automatically reinsured, through a series of contracts, over a set retention (generally $1.0 million); and

•	catastrophe reinsurance, under which Donegal Mutual and our insurance subsidiaries recover, through a series of reinsurance agreements, 100% of an accumulation of many losses resulting from a single event, including natural disasters, over a set retention (generally $5.0 million) and after exceeding an annual aggregate deductible ($1.5 million in 2015 and 2014 and $5.0 million in 2013) up to aggregate losses of $149.0 million per occurrence.

The amount of coverage each of these types of reinsurance provides depends upon the amount, nature, size and location of the risk being reinsured.

For property insurance, our insurance subsidiaries have excess of loss treaties that provide for coverage of $4.0 million per loss over a set retention of $1.0 million. For liability insurance, our insurance subsidiaries have excess of loss treaties that provide for coverage of $49.0 million per occurrence over a set retention of $1.0 million. For workers’ compensation insurance, our insurance subsidiaries have excess of loss treaties that provide for coverage of $9.0 million on any one life over a set retention of $1.0 million and after exceeding an annual aggregate deductible ($1.0 million in 2015, 2014 and 2013).

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

Investments

At December 31, 2015, 99.8% of all debt securities our insurance subsidiaries held had an investment-grade rating. The investment portfolios of our insurance subsidiaries did not contain any mortgage loans or any non-performing assets at December 31, 2015.

The following table shows the composition of the debt securities (at carrying value) in the investment portfolios of our insurance subsidiaries, excluding short-term investments, by rating at December 31, 2015:

(dollars in thousands)	December 31, 2015
Rating(1)	Amount	Percent
U.S. Treasury and U.S. agency securities(2)	$317,862	39.2%
Aaa or AAA	24,467	3.0
Aa or AA	266,757	32.9
A	143,164	17.6
BBB	57,395	7.1
B	2,007	0.2

Total	$811,652	100.0%

(1)	Ratings assigned by Moody’s Investors Services, Inc. or Standard & Poor’s Corporation.
(2)	Includes mortgage-backed securities of $229.5 million.

Our insurance subsidiaries invest in both taxable and tax-exempt securities as part of their strategy to maximize after-tax income. This strategy considers, among other factors, the alternative minimum tax. Tax-exempt securities made up approximately 40.9%, 50.2% and 59.0% of the fixed-maturity securities in the combined investment portfolios of our insurance subsidiaries at December 31, 2015, 2014 and 2013, respectively.

The following table shows the classification of our investments and the investments of our insurance subsidiaries at December 31, 2015, 2014 and 2013 (at carrying value):

	December 31,
	2015		2014		2013
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Fixed maturities(1):
Held to maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$51,194	5.7%	$53,619	6.4%	$47,946	6.1%
Obligations of states and political subdivisions	119,115	13.2	110,999	13.3	108,435	13.7
Corporate securities	65,307	7.2	52,226	6.3	14,875	1.9
Mortgage-backed securities	74,643	8.3	90,548	10.9	69,114	8.7

Total held to maturity	310,259	34.4	307,392	36.9	240,370	30.4

Available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	37,189	4.1	21,259	2.5	14,334	1.8
Obligations of states and political subdivisions	236,556	26.3	266,242	32.0	277,547	35.1
Corporate securities	72,812	8.1	53,945	6.5	40,672	5.1
Mortgage-backed securities	154,836	17.2	93,704	11.2	71,099	8.9

Total available for sale	501,393	55.7	435,150	52.2	403,652	50.9

Total fixed maturities	811,652	90.1	742,542	89.1	644,022	81.3
Equity securities(2)	37,261	4.1	30,822	3.7	12,423	1.6
Investment in affiliate(3)	38,477	4.3	39,284	4.7	35,685	4.5
Short-term investments(4)	13,432	1.5	20,293	2.5	99,678	12.6

Total investments	$900,822	100.0%	$832,941	100.0%	$791,808	100.0%

(1)	We refer to Notes 1 and 4 to our Consolidated Financial Statements. We value those fixed maturities we classify as held to maturity at amortized cost; we value those fixed maturities we classify as available for sale at fair value. The total fair value of fixed maturities we classified as held to maturity was $322.8 million at December 31, 2015, $322.2 million at December 31, 2014 and $238.8 million at December 31, 2013. The amortized cost of fixed maturities we classified as available for sale was $489.0 million at December 31, 2015, $414.2 million at December 31, 2014 and $390.3 million at December 31, 2013.
(2)	We value equity securities at fair value. Total cost of equity securities was $35.8 million at December 31, 2015, $30.0 million at December 31, 2014 and $12.2 million at December 31, 2013.
(3)	We value our investment in our affiliate at cost, adjusted for our share of earnings and losses of our affiliate as well as changes in equity of our affiliate due to unrealized gains and losses.
(4)	We value short-term investments at cost, which approximates fair value.

The following table sets forth the maturities (at carrying value) in the fixed maturity portfolio of our insurance subsidiaries at December 31, 2015, 2014 and 2013:

	December 31,
	2015		2014		2013
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Due in(1):
One year or less	$20,990	2.6%	$32,886	4.4%	$8,257	1.3%
Over one year through three years	66,505	8.2	45,967	6.2	22,424	3.5
Over three years through five years	66,410	8.2	62,417	8.4	40,234	6.2
Over five years through ten years	202,122	24.9	189,082	25.5	190,440	29.6
Over ten years through fifteen years	172,429	21.2	169,182	22.8	166,186	25.8
Over fifteen years	53,717	6.6	58,756	7.9	76,267	11.8
Mortgage-backed securities	229,479	28.3	184,252	24.8	140,214	21.8

	$811,652	100.0%	$742,542	100.0%	$644,022	100.0%

(1)	Based on stated maturity dates with no prepayment assumptions. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As shown above, our insurance subsidiaries held investments in mortgage-backed securities having a carrying value of $229.5 million at December 31, 2015. The mortgage-backed securities consist primarily of investments in governmental agency balloon pools with stated maturities between one and 35 years. The stated maturities of these investments limit the exposure of our insurance subsidiaries to extension risk in the event that interest rates rise and prepayments decline. Our insurance subsidiaries perform an analysis of the underlying loans when evaluating a mortgage-backed security for purchase, and they select those securities that they believe will provide a return that properly reflects the prepayment risk associated with the underlying loans.

The following table sets forth the investment results of our insurance subsidiaries for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
(dollars in thousands)	2015	2014	2013
Invested assets(1)	$866,882	$812,375	$799,119
Investment income(2)	20,950	18,344	18,795
Average yield	2.4%	2.3%	2.4%
Average tax-equivalent yield	3.1	3.1	3.3

(1)	Average of the aggregate invested amounts at the beginning and end of the period.
(2)	Investment income is net of investment expenses and does not include realized investment gains or losses or provision for income taxes.

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

In addition to state-imposed insurance laws and regulations, the National Association of Insurance Commissioners, or the NAIC, maintains a risk-based capital system, or RBC, for assessing the adequacy of the statutory capital and surplus of insurance companies that augments the states’ current fixed dollar minimum capital requirements for insurance companies. At December 31, 2015, our insurance subsidiaries and Donegal Mutual each exceeded by a substantial margin the minimum levels of statutory capital the RBC rules require.

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

The Pennsylvania Insurance Holding Companies Act, which generally applies to Donegal Mutual, us and our insurance subsidiaries, requires that all transactions within an insurance holding company system to which an insurer is a party must be fair and reasonable and that any charges or fees for services performed must be reasonable. Any management agreement, service agreement, cost sharing arrangement and material reinsurance agreement must be filed with the Pennsylvania Insurance Department, or the Department, and is subject to the Department’s review. We have filed with the Department the pooling agreement between Donegal Mutual and Atlantic States that established the underwriting pool and all material agreements between Donegal Mutual and our insurance subsidiaries.

Approval of the applicable insurance commissioner is also required prior to consummation of transactions affecting the control of an insurer. In virtually all states, including the states where our insurance subsidiaries are domiciled, the acquisition of 10% or more of the outstanding capital stock of an insurer or its holding company or the intent to acquire such an interest creates a rebuttable presumption of a change in control. Pursuant to an order issued in April 2003, the Department approved Donegal Mutual’s ownership of up to 70% of our outstanding Class A common stock and Donegal Mutual’s ownership of up to 100% of our outstanding Class B common stock.

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

Regulatory requirements, including RBC requirements, may impact our insurance subsidiaries’ ability to pay dividends. The amount of statutory capital and surplus necessary for our insurance subsidiaries to satisfy regulatory requirements, including RBC requirements, was not significant in relation to our insurance subsidiaries’ statutory capital and surplus at December 31, 2015. Generally, the maximum amount that one of our insurance subsidiaries may pay to us as ordinary dividends during any year after notice to, but without prior approval of, the insurance commissioner of its domiciliary state is limited to a stated percentage of that subsidiary’s statutory capital and surplus at December 31 of the preceding fiscal year or the net income of that subsidiary for its preceding fiscal year. Our insurance subsidiaries paid dividends to us of $3.9 million, $11.5 million and $12.5 million in 2015, 2014 and 2013, respectively. At December 31, 2015, the amount of dividends our insurance subsidiaries could pay to us during 2016, without the prior approval of their respective domiciliary insurance commissioners, is shown in the following table.

Name of Insurance Subsidiary	Ordinary Dividend Amount
Atlantic States	$20,763,682
Le Mars	2,616,887
MICO	4,619,953
Peninsula	4,183,814
Sheboygan	1,325,412
Southern	2,301,009

Total	$35,810,757

Donegal Mutual Insurance Company

Donegal Mutual organized as a mutual fire insurance company in Pennsylvania in 1889. At December 31, 2015, Donegal Mutual had admitted assets of $431.2 million and policyholders’ surplus of $209.4 million. At December 31, 2015, Donegal Mutual had total liabilities of $221.7 million, including reserves for net losses and loss expenses of $59.8 million and unearned premiums of $50.0 million. Donegal Mutual’s investment portfolio of $261.6 million at December 31, 2015 consisted primarily of investment-grade bonds of $21.2 million, its investment in DFSC’s common stock and its investment in our Class A common stock and our Class B common stock. At December 31, 2015, Donegal Mutual owned 9,851,025 shares, or approximately 48%, of our Class A common stock, which Donegal Mutual carried on its books at $131.1 million, and 4,647,038 shares, or approximately 83%, of our Class B common stock, which Donegal Mutual carried on its books at $61.9 million. We present Donegal Mutual’s financial information in accordance with SAP as the NAIC Accounting Practices and Procedures Manual requires. Donegal Mutual does not, nor is it required to, prepare financial statements in accordance with GAAP.

Donegal Financial Services Corporation

In 2000, we and Donegal Mutual formed DFSC as a unitary thrift holding company and its wholly owned subsidiary, Province Bank FSB, as a federal savings bank. In May 2011, DFSC merged with Union National Financial Corporation, or UNNF, with DFSC as the surviving company in the merger. Under the merger agreement, Province Bank FSB and Union National Community Bank, which UNNF owned, also merged to form UCB. UCB is a state savings bank with 15 banking offices, substantially all of which are located in Lancaster County, Pennsylvania, and approximately $507.8 million in assets at December 31, 2015.

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

Sections 23A and 23B of the Federal Reserve Act impose quantitative and qualitative restrictions on transactions between a savings association and its “affiliates.” Affiliates of a savings association include, among other entities, the savings association’s holding company and non-banking companies under common control with the savings association such as Donegal Mutual and us and our respective subsidiaries. These restrictions on transactions with affiliates apply to transactions between DFSC and UCB, on the one hand, and Donegal Mutual and us and our insurance subsidiaries, on the other hand. These restrictions also apply to transactions among DFSC, UCB and Donegal Mutual. Because DFSC directly controls UCB and Donegal Mutual and we indirectly control UCB, DFSC, Donegal Mutual and we are subject to the Change in Bank Control Act.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-K Report and the documents we incorporate by reference in this Form 10-K Report contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include certain discussions relating to underwriting, premium and investment income volumes, business strategies, reserves, profitability and business relationships and our other business activities during 2015 and beyond. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “objective,” “project,” “predict,” “potential,” “goal” and similar expressions. These forward-looking statements reflect our current views about future events and our current assumptions, and are subject to known and unknown risks and uncertainties that may cause our results, performance or achievements to differ materially from those we anticipate or imply by our forward-looking statements. We cannot control or predict many of the factors that could determine our future financial condition or results of operations. Such factors may include those we describe under “Risk Factors.” The forward-looking statements contained in this Form 10-K Report reflect our views and assumptions only as of the date of this Form 10-K Report. Except as required by law, we do not intend to update, and we assume no responsibility for updating, any forward-looking statements we have made. We qualify all of our forward-looking statements by these cautionary statements.

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

Donegal Mutual controls the election of all of the members of our board of directors. Six of the eleven members of our board of directors are also directors of Donegal Mutual. Donegal Mutual and we share the same executive officers. These common directors and executive officers have a fiduciary duty to our stockholders and also have a fiduciary duty to the policyholders of Donegal Mutual. Among the potential conflicts of interest that could arise from these separate fiduciary duties are the following:

•	We and Donegal Mutual periodically review the percentage participation of Atlantic States and Donegal Mutual in the underwriting pool that Donegal Mutual and Atlantic States have maintained since 1986;

•	Our insurance subsidiaries and Donegal Mutual annually review and then establish the terms of certain reinsurance agreements between our insurance subsidiaries and Donegal Mutual. Our objective, over the long-term, is for these agreements to have approximately an equal balance between payments and recoveries;

•	We and Donegal Mutual periodically allocate certain shared expenses among ourselves and our insurance subsidiaries in accordance with various inter-company expense-sharing agreements; and

•	We and our insurance subsidiaries may enter into other transactions or contractual relationships with Donegal Mutual, including, for example, our purchases from time to time from Donegal Mutual of the surplus note of a mutual insurance company that will subsequently convert into a stock insurance company and ultimately become one of our wholly owned subsidiaries.

Donegal Mutual has sufficient voting power to determine the outcome of all matters submitted to our stockholders for approval.

Each share of our Class A common stock has one-tenth of a vote per share and generally votes as a single class with our Class B common stock. Each share of our Class B common stock has one vote per share and generally votes as a single class with our Class A common stock. Donegal Mutual has the right to vote approximately 74% of the aggregate voting power of our Class A common stock and our Class B common stock and has sufficient voting control to:

•	elect all of the members of our board of directors, who determine our management and policies; and

•	control the outcome of any corporate transaction or other matter submitted to a vote of our stockholders for approval, including mergers or other acquisition proposals and the sale of all or substantially all of our assets, in each case regardless of how all of our stockholders other than Donegal Mutual vote their shares.

The interests of Donegal Mutual in maintaining this greater-than-majority voting control of us may have an adverse effect on the price of our Class A common stock and the price of our Class B common stock because of the absence of any potential “takeover” premium and may, therefore, be inconsistent with the interests of our stockholders other than Donegal Mutual.

Donegal Mutual’s majority voting control of us, certain provisions of our certificate of incorporation and by-laws and certain provisions of Delaware law make it remote that anyone could acquire actual control of us unless Donegal Mutual were in favor of another person’s acquisition of control of us.

Donegal Mutual’s majority voting control of us, certain anti-takeover provisions in our certificate of incorporation and by-laws and certain provisions of the Delaware General Corporation Law, or the DGCL, could delay or prevent the removal of members of our board of directors and could make a merger, tender offer or proxy contest involving us more expensive as well as unlikely to succeed, even if such events were in the best interests of our stockholders other than Donegal Mutual. These factors could also discourage a third party from attempting to acquire control of us. In particular, our certificate of incorporation and by-laws include the following anti-takeover provisions:

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

We own insurance subsidiaries domiciled in the states of Iowa, Maryland, Michigan, Pennsylvania, Virginia and Wisconsin, and Donegal Mutual controls an insurance company domiciled in Georgia. The insurance laws of each of these states provide that no person can acquire or seek to acquire a 10% or greater interest in us without first filing specified information with the insurance commissioners of those states and obtaining the prior approval of the proposed acquisition of a 10% or greater interest in us by each of the state insurance commissioners based on statutory standards designed to protect the safety and soundness of us and our insurance subsidiaries.

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

Our insurance subsidiaries market their insurance products solely through a network of approximately 2,400 independent insurance agencies. This agency distribution system is one of the most important components of the competitive profile of our insurance subsidiaries. As a result, our insurance subsidiaries depend to a material extent upon their independent agents, each of whom has the authority to bind one or more of our insurance subsidiaries to insurance coverage. To the extent that such independent agents’ marketing efforts fail to result in the maintenance of their current levels of volume and quality or they bind our insurance subsidiaries to unacceptable insurance risks, fail to comply with the established underwriting guidelines of our insurance subsidiaries or otherwise inappropriately market the products of our insurance subsidiaries, the business, financial condition and results of operations of our insurance subsidiaries could suffer.

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

As a holding company, we rely primarily on dividends from our insurance subsidiaries as a source of funds to meet our corporate obligations and to pay dividends to our stockholders. The amount of dividends our insurance subsidiaries can pay to us is subject to regulatory restrictions and depends on the amount of surplus our insurance subsidiaries maintain. From time to time, the NAIC and various state insurance regulators consider modifying the method of determining the amount of dividends that an insurance company may pay without prior regulatory approval. The maximum amount of ordinary dividends that our insurance subsidiaries can pay to us in 2016 without prior regulatory approval is approximately $35.8 million. Other business and regulatory considerations, such as the impact of dividends on surplus that could affect the ratings of our insurance subsidiaries, competitive conditions, RBC requirements, the investment results of our insurance subsidiaries and the amount of premiums that our insurance subsidiaries write could also adversely impact the ability of our insurance subsidiaries to pay dividends to us.

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

The affiliation with, and acquisition of, smaller, and often undercapitalized, insurance companies involves risks that could adversely affect our results of operations and financial condition. The risks associated with these affiliations and acquisitions include:

•	the potential inadequacy of reserves for losses and loss expenses of the other insurer;

•	the need to supplement management of the other insurer with additional experienced personnel;

•	conditions imposed by regulatory agencies that make the realization of cost-savings through integration of the operations of the other insurer with our operations more difficult;

•	the need of the other insurer for additional capital that we did not anticipate at the time of the acquisition or affiliation; and

•	the use of more of our management’s time in improving the operations of the other insurer than we originally anticipated.

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

Our insurance subsidiaries invest the premiums they receive from their policyholders and maintain investment portfolios that consist primarily of fixed-income securities. The management of these investment portfolios is an important component of the profitability of our insurance subsidiaries. Our insurance subsidiaries derive a significant portion of their operating income from the income they receive on their invested assets. A number of factors may affect the quality and/or yield of their investment portfolios, including the general economic and business environment, government monetary policy, changes in the credit quality of the issuers of the fixed-income securities our insurance subsidiaries own, changes in market conditions and regulatory changes. The fixed-income securities our insurance subsidiaries own consist primarily of securities issued by domestic entities that are backed either by the credit or collateral of the underlying issuer. Factors such as an economic downturn, disruption in the credit market or the availability of credit, a regulatory change pertaining to a particular issuer’s industry, a significant deterioration in the cash flows of the issuer or a change in the issuer’s marketplace may adversely affect the ability of our insurance subsidiaries to collect principal and interest from the issuer in which they invest.

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

Our insurance subsidiaries rely on reinsurance agreements to limit their maximum net loss from large single catastrophic risks or excess of loss risks in areas where our insurance subsidiaries may have a concentration of policyholders. Reinsurance also enables our insurance subsidiaries to increase their capacity to write insurance because it has the effect of leveraging the surplus of our insurance subsidiaries. Although the reinsurance our insurance subsidiaries maintain provides that the reinsurer is liable to them for any reinsured losses, the reinsurance agreements do not generally relieve our insurance subsidiaries from their primary liability to their policyholders if the reinsurer fails to pay the reinsurance claims of our insurance subsidiaries. To the extent that a reinsurer is unable to pay losses for which it is liable to our insurance subsidiaries, our insurance subsidiaries remain liable for such losses. At December 31, 2015, our insurance subsidiaries had approximately $115.3 million of reinsurance receivables from third-party reinsurers relating to paid and unpaid losses. Any insolvency or inability of these reinsurers to make timely payments to our insurance subsidiaries under the terms of their reinsurance agreements would adversely affect the results of operations of our insurance subsidiaries.

Michigan law requires MICO to provide unlimited lifetime medical benefits under the personal injury protection, or PIP, coverage of the personal automobile and commercial automobile policies it writes in the State of Michigan. Michigan law also requires MICO to be a member of the Michigan Catastrophic Claims Association, or MCCA, in order to write automobile insurance. The MCCA receives funding through assessments that its members collect from policyholders in the state and provides reinsurance for PIP claims that exceed a set retention. At December 31, 2015, MICO had approximately $53.5 million of reinsurance receivables from MCCA relating to paid and unpaid losses. The MCCA has generated significant operating deficits in recent years. Although we currently consider the risk to be remote, should the MCCA be unable to fulfill its payment obligations to MICO in the future, MICO’s financial condition and results of operations could be adversely affected.

In addition, our insurance subsidiaries face a risk of the non-availability of reinsurance or an increase in reinsurance costs that could adversely affect their ability to write business or their results of operations. Market conditions beyond the control of our insurance subsidiaries, such as the amount of surplus in the reinsurance market and the frequency and severity of natural and man-made catastrophes, affect both the availability and the cost of the reinsurance our insurance subsidiaries purchase. If our insurance subsidiaries cannot maintain their current level of reinsurance or purchase new reinsurance protection in amounts that our insurance subsidiaries consider sufficient, our insurance subsidiaries would either have to accept an increase in their net risk retention or reduce their insurance writings, either of which could adversely affect them.

Our equity investment in DFSC subjects us to certain risks inherent to community banking organizations.

Our equity in the earnings of DFSC primarily reflects the underlying results of operations of UCB. UCB is subject to a number of risks, which include, but are not limited to, the following:

•	variations in interest rates that may negatively affect UCB’s financial performance;

•	inherent risks associated with UCB’s lending activities;

•	a significant decline in general economic conditions in the specific markets in which UCB operates;

•	the potential adverse impact of extensive federal and state regulation and supervision of banking organizations;

•	potential declines in the value of UCB’s investments that are considered other than temporary;

•	competition for loans and deposits with numerous regional and national banks and other financial institutions; and

•	UCB’s inability to attract and retain qualified key personnel.

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

Our insurance subsidiaries use credit scoring as a factor in making risk selection and pricing decisions for personal lines insurance products where allowed by state law. Recently, some consumer groups and regulators have questioned whether the use of credit scoring unfairly discriminates against people with low incomes, minority groups and the elderly. These consumer groups and regulators often call for the prohibition or restriction on the use of credit scoring in underwriting and pricing. Laws or regulations enacted in a number of states that significantly curtail the use of credit scoring in the underwriting process could reduce the future profitability of our insurance subsidiaries.

Changes in applicable insurance laws or regulations or changes in the way insurance regulators administer those laws or regulations could adversely affect the operating environment of our insurance subsidiaries and increase their exposure to loss or put them at a competitive disadvantage.

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

The NAIC and state insurance regulators are re-examining existing laws and regulations, specifically focusing on:

•	insurance company investments;

•	issues relating to the solvency of insurance companies;

•	risk-based capital guidelines;

•	restrictions on the terms and conditions included in insurance policies;

•	certain methods of accounting;

•	reserves for unearned premiums, losses and other purposes;

•	the values at which insurance companies may carry investment securities and the definition of other-than-temporary impairment of investment securities; and

•	interpretations of existing laws and the development of new laws.

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

One of the distinguishing features of the property and casualty insurance industry is that it prices its products before it knows its costs, since insurers generally establish their premium rates before they know the amount of losses they will incur. Accordingly, our insurance subsidiaries establish premium rates from forecasts of the ultimate costs they expect to arise from risks they have underwritten during the policy period. These premium rates may not be sufficient to cover the ultimate losses our insurance subsidiaries incur. Further, our insurance subsidiaries must establish reserves for losses and loss expenses as balance sheet liabilities based upon estimates involving actuarial and statistical projections at a given time of what our insurance subsidiaries expect their ultimate liability to be. Significant periods of time often elapse between the occurrence of an insured loss and the reporting of the loss and the payment of that loss. It is possible that our insurance subsidiaries’ ultimate liability could exceed these estimates because of the future development of known losses, the existence of losses that have occurred but are currently unreported and larger than historical settlements of pending and unreported claims. The process of estimating reserves is inherently judgmental and can be influenced by a number of factors, including the following:

•	trends in claim frequency and severity;

•	changes in operations;

•	emerging economic and social trends;

•	inflation; and

•	changes in the regulatory and litigation environments.

If our insurance subsidiaries have insufficient premium rates or reserves, insurance regulatory authorities may require increases to these reserves. An increase in reserves results in an increase in losses and a reduction in net income for the period in which our insurance subsidiaries recognize a deficiency in reserves. Accordingly, an increase in reserves may adversely impact the business, liquidity, financial condition and results of operations of our insurance subsidiaries.

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

Our Class A common stock and our Class B common stock have limited liquidity. Reported average daily trading volume for our Class A common stock and our Class B common stock for the year ended December 31, 2015 was approximately 21,447 shares and approximately 115 shares, respectively. This limited liquidity could subject our shares of Class A common stock and our shares of Class B common stock to greater price volatility.

Donegal Mutual’s majority voting control of our stock, anti-takeover provisions of our certificate of incorporation and by-laws and certain state laws make it unlikely anyone could acquire control of us unless Donegal Mutual were in favor of the acquisition of control.

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

We and our insurance subsidiaries share administrative headquarters with Donegal Mutual in a building in Marietta, Pennsylvania that Donegal Mutual owns. Donegal Mutual charges us and our insurance subsidiaries for an appropriate portion of the building expenses under an inter-company allocation agreement. The Marietta headquarters has approximately 235,000 square feet of office space. Southern owns a facility of approximately 10,000 square feet in Glen Allen, Virginia. Le Mars owns a facility of approximately 25,500 square feet in Le Mars, Iowa, Peninsula owns a facility of approximately 14,600 square feet in Salisbury, Maryland and Sheboygan owns a facility of approximately 8,800 square feet in Sheboygan Falls, Wisconsin.

Item 3.	Legal Proceedings.

Our insurance subsidiaries are parties to routine litigation that arises in the ordinary course of their insurance business. We believe that the resolution of these lawsuits will not have a material adverse effect on the financial condition or results of operations of our insurance subsidiaries.

Item 4.	Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant

The following table sets forth information regarding the executive officers of Donegal Mutual and the Registrant as of December 31, 2015, each of whom has served with us for more than 10 years:

Name	Age	Position
Donald H. Nikolaus	73	President and Chief Executive Officer of Donegal Mutual since 1981; President and Chief Executive Officer of us from 1986 to 2015. Chairman of our board of directors since April 2012.

Kevin G. Burke	50	President and Chief Executive Officer of us since 2015; Executive Vice President and Chief Operating Officer of Donegal Mutual since 2014; Senior Vice President of Human Resources of Donegal Mutual and us from 2005 to 2014; Vice President of Human Resources of Donegal Mutual and us from 2001 to 2005; other positions from 2000 to 2001.

Jeffrey D. Miller	51	Executive Vice President and Chief Financial Officer of Donegal Mutual and us since 2014; Senior Vice President and Chief Financial Officer of Donegal Mutual and us from 2005 to 2014; Vice President and Controller of Donegal Mutual and us from 2000 to 2005; other positions from 1995 to 2000.

Cyril J. Greenya	71	Senior Vice President and Chief Underwriting Officer of Donegal Mutual and us since 2005; Senior Vice President, Underwriting, of Donegal Mutual from 1997 to 2005; other positions from 1986 to 1997.

Sanjay Pandey	49	Senior Vice President and Chief Information Officer of Donegal Mutual and us since 2013; Vice President and Chief Information Officer of Donegal Mutual and us from 2009 to 2013; other positions from 2000 to 2009.

Robert G. Shenk	62	Senior Vice President, Claims, of Donegal Mutual and us since 1997; other positions from 1986 to 1997.

Daniel J. Wagner	55	Senior Vice President and Treasurer of Donegal Mutual and us since 2005; Vice President and Treasurer of Donegal Mutual and us from 2000 to 2005; other positions from 1993 to 2000.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class A common stock and Class B common stock trade on the NASDAQ Global Select Market under the symbols “DGICA” and “DGICB,” respectively. The following table shows the dividends declared per share and the stock price range for both classes of stock for each quarter during 2015 and 2014:

Quarter	High	Low	Cash Dividend Declared Per Share
2015 — Class A
1st	$16.47	$14.53	$—
2nd	15.99	14.29	0.1350
3rd	15.48	13.45	0.1350
4th	14.87	13.05	0.2700
2015 — Class B
1st	$27.00	$18.95	$—
2nd	20.95	18.00	0.1175
3rd	21.60	18.54	0.1175
4th	18.72	16.00	0.2350

2014 — Class A
1st	$15.96	$13.84	$—
2nd	15.90	14.05	0.1315
3rd	16.18	15.00	0.1315
4th	16.10	14.96	0.2630
2014 — Class B
1st	$26.01	$21.14	$—
2nd	27.75	18.26	0.1160
3rd	24.90	21.00	0.1160
4th	23.88	21.00	0.2320

At the close of business on March 16, 2016, we had approximately 1,891 holders of record of our Class A common stock and approximately 316 holders of record of our Class B common stock.

We declared dividends of $0.54 per share on our Class A common stock and $0.47 per share on our Class B common stock in 2015, compared to $0.526 per share on our Class A common stock and $0.464 per share on our Class B common stock in 2014.

Between October 1, 2015 and December 31, 2015, we and Donegal Mutual purchased shares of our Class A common stock and Class B common stock as set forth in the table below:

Period	(a) Total Number of Shares (or Units Purchased	(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
Month #1	Class A — —	Class A — $	—	Class A — —
October 1-31, 2015	Class B — —	Class B — $	—	Class B — —

Month #2	Class A — —	Class A — $	—	Class A — —
November 1-30, 2015	Class B — —	Class B — $	—	Class B — —

Month #3	Class A — 3,675,000	Class A — $	16.50	Class A — —	(1)
December 1-31, 2015	Class B — 400,000	Class B — $	23.50	Class B — —	(1)

Total	Class A — 3,675,000	Class A — $	16.50	Class A — —
	Class B — 400,000	Class B — $	23.50	Class B — —

(1)	On December 22, 2015, we repurchased 2,000,000 shares of our Class A common stock in a private transaction that was unrelated to our share repurchase program. As part of the same transaction, Donegal Mutual purchased 1,675,000 shares of our Class A common stock and 400,000 shares of our Class B common stock.

Stock Performance Chart.

The following graph provides an indicator of cumulative total stockholder returns on our Class A common stock and our Class B common stock for the period beginning on December 31, 2010 and ending on December 31, 2015, compared to the Russell 2000 Index and a peer group comprised of seven property and casualty insurance companies over the same period. The peer group consists of Cincinnati Financial Corp., EMC Insurance Group Inc., Hanover Insurance, Horace Mann Educators, Selective Insurance Group Inc., State Auto Financial Corp. and United Fire and Casualty Co. The graph shows the change in value of an initial $100 investment on December 31, 2010, assuming reinvestment of all dividends.

	2010	2011	2012	2013	2014	2015
Donegal Group Inc. Class A	$100.00	$101.52	$104.25	$122.26	$127.18	$116.09
Donegal Group Inc. Class B	100.00	95.63	107.39	144.07	133.54	105.02
Russell 2000 Index	100.00	94.55	108.38	148.49	153.73	144.95
Peer Group	100.00	92.82	117.61	168.17	180.24	209.88

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

Item 6.	Selected Financial Data.

Year Ended December 31,	2015	2014	2013	2012	2011
Income Statement Data
Premiums earned	$605,640,728	$556,497,535	$515,291,944	$475,002,222	$431,470,184
Investment income, net	20,949,698	18,344,382	18,795,239	20,168,919	20,858,179
Realized investment gains	1,934,424	3,134,081	2,423,442	6,859,439	12,281,267
Total revenues	636,387,263	586,547,742	547,110,065	514,982,585	475,017,619
Income (loss) before income taxes (benefit)	27,592,268	16,282,817	32,710,265	27,858,260	(6,739,313)
Income taxes (benefit)	6,602,235	1,743,799	6,388,273	4,765,640	(7,192,266)
Net income	20,990,033	14,539,018	26,321,992	23,092,620	452,953
Basic earnings per share — Class A	0.78	0.56	1.04	0.92	0.02
Diluted earnings per share — Class A	0.77	0.55	1.02	0.91	0.02
Cash dividends per share — Class A	0.54	0.53	0.51	0.49	0.48
Basic earnings per share — Class B	0.69	0.49	0.94	0.83	0.01
Diluted earnings per share — Class B	0.69	0.49	0.94	0.83	0.01
Cash dividends per share — Class B	0.47	0.46	0.46	0.44	0.43

Balance Sheet Data at Year End
Total investments	$900,822,274	$832,941,077	$791,808,307	$806,429,032	$785,308,991
Total assets	1,537,834,415	1,458,654,644	1,385,410,502	1,336,889,187	1,290,793,478
Debt obligations	86,000,000	58,500,000	63,000,000	72,465,000	74,965,000
Stockholders’ equity	408,388,568	416,134,643	396,877,111	400,034,094	383,451,592
Book value per share	15.66	15.40	15.02	15.63	15.01

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Donegal Mutual Insurance Company (“Donegal Mutual”) organized us as an insurance holding company on August 26, 1986. See “Business — History and Organizational Structure” for more information. Our insurance subsidiaries, Atlantic States Insurance Company (“Atlantic States”), Southern Insurance Company of Virginia (“Southern”), Le Mars Insurance Company (“Le Mars”), The Peninsula Insurance Company and Peninsula Indemnity Company (collectively, “Peninsula”), Sheboygan Falls Insurance Company (“Sheboygan Falls”) and Michigan Insurance Company (“MICO”) write personal and commercial lines of property and casualty coverages exclusively through a network of independent insurance agents in certain Mid-Atlantic, Midwest, New England and Southern states. The personal lines products of our insurance subsidiaries consist primarily of homeowners and private passenger automobile policies. The commercial lines products of our insurance subsidiaries consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies. We also own 48.2% of the outstanding stock of Donegal Financial Services Corporation (“DFSC”), a grandfathered unitary savings and loan holding company. Donegal Mutual owns the remaining 51.8% of the outstanding stock of DFSC.

At December 31, 2015, Donegal Mutual held approximately 48% of our outstanding Class A common stock and approximately 83% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 74% of the aggregate voting power of our outstanding shares of Class A common stock and our outstanding shares of Class B common stock.

Donegal Mutual and Atlantic States entered into a proportional reinsurance agreement, or pooling agreement, effective October 1, 1986. Under this pooling agreement, Donegal Mutual and Atlantic States pool and then share proportionately substantially all of their respective premiums, losses and expenses. Atlantic States’ participation in the pool has been 80% since March 1, 2008. The operations of our insurance subsidiaries and Donegal Mutual are interrelated due to the pooling agreement and other factors. While maintaining the separate corporate existence of each company, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products. See “Business — History and Organizational Structure” for more information regarding the pooling agreement and other transactions with our affiliates.

In February 2009, our board of directors authorized a share repurchase program, pursuant to which we may purchase up to 300,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of Securities and Exchange Commission (“SEC”) Rule 10b-18 and in privately negotiated transactions. We purchased 3,222 and 846 shares of our Class A common stock under this program during 2015 and 2014, respectively. As of December 31, 2015, we had no remaining authority to purchase shares under this program.

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 additional shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of the SEC Rule 10b-18 and in privately negotiated transactions. We purchased 57,658 shares of our Class A common stock under this program during 2015. We did not purchase any shares of our Class A common stock under this program during 2014. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through December 31, 2015.

On December 18, 2015, we and Donegal Mutual entered into a Stock Purchase and Standstill Agreement (the “Purchase Agreement”) with Gregory M. Shepard (“Mr. Shepard”). Under the terms of the Purchase Agreement, we purchased 2,000,000 shares of our Class A common stock from Mr. Shepard on December 22, 2015 for a price of $33.0 million, or $16.50 per share, representing a premium of approximately $5.8 million from the market price of our Class A common stock on the date of the Purchase Agreement. We reported this premium in excess of the market price as an expense in our consolidated statements of income and comprehensive income that we include in this Form 10-K Report. We borrowed $33.0 million under our existing line of credit with M&T Bank to fund the purchase. The Purchase Agreement contains a number of typical “standstill” provisions pursuant to which Mr. Shepard and any affiliate of Mr. Shepard agree not to take a number of “control-seeking” actions with respect to us for a period of 25 years from the date of the Purchase Agreement.

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

Liability for Losses and Loss Expenses

Liabilities for losses and loss expenses are estimates at a given point in time of the amounts an insurer expects to pay with respect to policyholder claims based on facts and circumstances then known to the insurer. At the time of establishing its estimates, an insurer recognizes that its ultimate liability for losses and loss expenses will exceed or be less than such estimates. Our insurance subsidiaries base their estimates of liabilities for losses and loss expenses on assumptions as to future loss trends, expected claims severity, judicial theories of liability and other factors. However, during the loss adjustment period, our insurance subsidiaries may learn additional facts regarding individual claims, and, consequently, it often becomes necessary for our insurance subsidiaries to refine and adjust their estimates of liability. We reflect any adjustments to our insurance subsidiaries’ liabilities for losses and loss expenses in our consolidated results of operations in the period in which our insurance subsidiaries make the changes in estimates.

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

Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced a decrease in claims frequency on workers’ compensation claims during the past several years while claims severity has gradually increased. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on workers’ compensation claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries attempt to make appropriate adjustments for such changes in their reserves. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at December 31, 2015. For every 1% change in our insurance subsidiaries’ estimate for loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $3.2 million.

The establishment of appropriate liabilities is an inherently uncertain process and we can provide no assurance that our insurance subsidiaries’ ultimate liability will not exceed our insurance subsidiaries’ loss and loss expense reserves and have an adverse effect on our results of operations and financial condition. Furthermore, we cannot predict the timing, frequency and extent of adjustments to our insurance subsidiaries’ estimated future liabilities, since the historical conditions and events that serve as a basis for our insurance subsidiaries’ estimates of ultimate claim costs may change. As is the case for substantially all property and casualty insurance companies, our insurance subsidiaries have found it necessary in the past to increase their estimated future liabilities for losses and loss expenses in certain periods and, in other periods, their estimates of future liabilities have exceeded their actual liabilities. Changes in our insurance subsidiaries’ estimate of their liability for losses and loss expenses generally reflect actual payments and their evaluation of information received since the prior reporting date. Our insurance subsidiaries recognized an increase in their liability for losses and loss expenses of prior years of $7.2 million, $14.5 million and $10.4 million in 2015, 2014 and 2013, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy, key reserving assumptions or claims management personnel, and have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in these years. The 2015 development represented 2.5% of the December 31, 2014 net carried reserves and resulted primarily from higher-than-expected severity in the private passenger automobile liability, commercial multiple peril and commercial automobile lines of business in accident years prior to 2015.

Excluding the impact of weather events, our insurance subsidiaries have noted stable amounts in the number of claims incurred and a slight downward trend in the number of claims outstanding at period ends relative to their premium base in recent years across most of their lines of business. However, the amount of the average claim outstanding has increased gradually over the past several years as the United States property and casualty insurance industry has experienced increased litigation trends and economic conditions that have extended the estimated length of disabilities and contributed to increased medical loss costs. We have also experienced a general slowing of settlement rates in litigated claims. Our insurance subsidiaries could have to make further adjustments to their estimates in the future. However, on the basis of our insurance subsidiaries’ internal procedures, which analyze, among other things, their prior assumptions, their experience with similar cases and historical trends such as reserving patterns, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes, we believe that our insurance subsidiaries have made adequate provision for their liability for losses and loss expenses at December 31, 2015.

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

Our insurance subsidiaries’ liability for losses and loss expenses by major line of business at December 31, 2015 and 2014 consisted of the following:

	2015	2014
	(in thousands)
Commercial lines:
Automobile	$53,938	$44,270
Workers’ compensation	99,212	89,995
Commercial multi-peril	54,395	48,499
Other	3,119	2,679

Total commercial lines	210,664	185,443

Personal lines:
Automobile	93,923	90,207
Homeowners	15,816	15,053
Other	1,651	1,598

Total personal lines	111,390	106,858

Total commercial and personal lines	322,054	292,301
Plus reinsurance recoverable	256,151	245,957

Total liability for losses and loss expenses	$578,205	$538,258

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

Change in Loss and Loss Expense Reserves Net of Reinsurance	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2015	Percentage Change in Equity at December 31, 2015(1)	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2014	Percentage Change in Equity at December 31, 2014(1)
(dollars in thousands)
-10.0%	$289,849	5.1%	$263,071	4.6%
-7.5	297,900	3.8	270,378	3.4
-5.0	305,951	2.6	277,686	2.3
-2.5	314,003	1.3	284,993	1.1
Base	322,054	—	292,301	—
2.5	330,105	-1.3	299,609	-1.1
5.0	338,157	-2.6	306,916	-2.3
7.5	346,208	-3.8	314,224	-3.4
10.0	354,259	-5.1	321,531	-4.6

(1)	Net of income tax effect.

Our insurance subsidiaries base their reserves for unpaid losses and loss expenses on current trends in loss and loss expense development and reflect their best estimates for future amounts needed to pay losses and loss expenses with respect to incurred events currently known to them plus incurred but not reported (“IBNR”) claims. Our insurance subsidiaries develop their reserve estimates based on an assessment of known facts and circumstances, review of historical loss settlement patterns, estimates of trends in claims severity, frequency, legal and regulatory changes and other assumptions. Our insurance subsidiaries consistently apply actuarial loss reserving techniques and assumptions, which rely on historical information as adjusted to reflect current conditions, including consideration of recent case reserve activity. Our insurance subsidiaries use the most-likely number their actuaries determine. For the year ended December 31, 2015, the actuaries developed a range from a low of $293.3 million to a high of $353.7 million and with a most-likely number of $322.1 million. The actuaries’ range of estimates for commercial lines in 2015 was $191.9 million to $231.3 million, and the actuaries selected the most-likely number of $210.7 million. The actuaries’ range of estimates for personal lines in 2015 was $101.4 million to $122.4 million, and the actuaries selected the most-likely number of $111.4 million. For the year ended December 31, 2014, the actuaries developed a range from a low of $266.3 million to a high of $320.9 million and with a most-likely number of $292.3 million. The actuaries’ range of estimates for commercial lines in 2014 was $169.0 million to $203.5 million, and the actuaries selected the most-likely number of $185.4 million. The actuaries’ range of estimates for personal lines in 2014 was $97.3 million to $117.4 million, and the actuaries selected the most-likely number of $106.9 million.

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

The following table presents 2015 and 2014 claim count and payment amount information for workers’ compensation. Workers’ compensation losses primarily consist of indemnity and medical costs for injured workers.

	For the Year Ended December 31,
(dollars in thousands)	2015	2014
Number of claims pending, beginning of period	2,682	2,609
Number of claims reported	6,136	6,165
Number of claims settled or dismissed	6,124	6,092
Number of claims pending, end of period	2,694	2,682

Losses paid	$35,262	$36,753
Loss expenses paid	8,782	7,602

Investments

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, when we consider a decline in the value of an individual investment to be other than temporary, we write down the investment to its fair value and reflect the amount of the write-down as a realized loss in our results of operations. We individually monitor all investments for other-than-temporary declines in value. Generally, we assume there has been an other-than-temporary decline in value if an individual equity security has depreciated in value by more than 20% of original cost and has been in such an unrealized loss position for more than six months. We held 17 equity securities that were in an unrealized loss position at December 31, 2015. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we considered these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, company or geographic events that have negatively impacted the value of a security and rating agency downgrades. We held 216 debt securities that were in an unrealized loss position at December 31, 2015. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary. We did not recognize any impairment losses in 2015, 2014 or 2013.

We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at December 31, 2015 as follows:

	Less than 12 months		12 months or longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$10,168,014	$50,819	$—	$—
Obligations of states and political subdivisions	19,437,469	483,022	—	—
Corporate securities	69,481,645	1,615,369	11,323,819	957,678
Mortgage-backed securities	105,299,953	875,658	7,538,257	168,806
Equity securities	9,245,342	772,848	—	—

Totals	$213,632,423	$3,797,716	$18,862,076	$1,126,484

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

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that we could realize if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. We generally obtain two prices per security. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates we obtain are representative of fair values based upon their general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against the expectations of our investment personnel with respect to pricing based on fair market curves, security ratings, coupon rates, security type and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At December 31, 2015, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at December 31, 2015, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

We had no sales or transfers from the held to maturity portfolio in 2015, 2014 or 2013.

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

Management Evaluation of Operating Results

Despite economic uncertainty, challenging insurance market conditions and unusually adverse weather conditions that affected our results in recent years, we believe that our focused business strategy, including our insurance subsidiaries’ disciplined underwriting practices, have positioned us well for 2016 and beyond.

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

We use the following financial data to monitor and evaluate our operating results:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Net premiums written:
Personal lines:
Automobile	$214,610	$204,174	$196,363
Homeowners	119,541	113,576	106,420
Other	18,176	16,989	15,915

Total personal lines	352,327	334,739	318,698

Commercial lines:
Automobile	76,729	65,552	58,165
Workers’ compensation	98,079	88,739	77,589
Commercial multi-peril	94,219	83,413	74,516
Other	7,483	6,758	4,463

Total commercial lines	276,510	244,462	214,733

Total net premiums written	$628,837	$579,201	$533,431

Components of GAAP combined ratio:
Loss ratio	65.8%	69.8%	66.6%
Expense ratio	32.6	31.4	31.8
Dividend ratio	0.6	0.5	0.4

GAAP combined ratio	99.0%	101.7%	98.8%

Revenues:
Premiums earned:
Personal lines	$344,355	$325,442	$312,309
Commercial lines	261,286	231,056	202,983

GAAP premiums earned	605,641	556,498	515,292
Net investment income	20,950	18,344	18,795
Realized investment gains	1,934	3,134	2,423
Equity in earnings of DFSC	1,277	1,243	2,908
Other	6,585	7,329	7,692

Total revenues	$636,387	$586,548	$547,110

	Year Ended December 31,
(in thousands)	2015	2014	2013
Components of net income:
Underwriting income (loss):
Personal lines	$(6,414)	$(6,383)	$1,654
Commercial lines	9,259	(9,434)	(524)

SAP underwriting income (loss)	2,845	(15,817)	1,130
GAAP adjustments	3,344	6,312	5,175

GAAP underwriting income (loss)	6,189	(9,505)	6,305
Net investment income	20,950	18,344	18,795
Realized investment gains	1,934	3,134	2,423
Equity in earnings of DFSC	1,277	1,243	2,908
Premium paid on purchase of treasury stock	(5,780)	—	—
Other	3,022	3,067	2,279

Income before income tax	27,592	16,283	32,710
Income tax	(6,602)	(1,744)	(6,388)

Net income	$20,990	$14,539	$26,322

Statutory Combined Ratios

We evaluate our insurance operations by monitoring certain key measures of growth and profitability. In addition to using GAAP-based performance measurements, we also utilize certain non-GAAP financial measures that we believe are valuable in managing our business and for comparison to our peers. These non-GAAP measures are underwriting income (loss), statutory combined ratio and net premiums written. An insurance company’s statutory combined ratio is a standard measure of underwriting profitability. This ratio is the sum of the ratio of calendar-year incurred losses and loss expenses to premiums earned; the ratio of expenses incurred for commissions, premium taxes and underwriting expenses to premiums written and the ratio of dividends to policyholders to premiums earned. The statutory combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. A ratio of less than 100 percent generally indicates underwriting profitability. The statutory combined ratio differs from the GAAP combined ratio. In calculating the GAAP combined ratio, we do not deduct installment payment fees from incurred expenses, and we base the expense ratio on premiums earned instead of premiums written. The following table sets forth our insurance subsidiaries’ statutory combined ratios by major line of business for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Commercial lines:
Automobile	109.5%	115.0%	104.9%
Workers’ compensation	87.6	91.1	96.9
Commercial multi-peril	90.8	102.9	92.9
Total commercial lines	92.8	99.8	95.7

Personal lines:
Automobile	104.3	102.8	103.2
Homeowners	97.6	97.8	93.0
Total personal lines	100.9	101.0	98.8
Total commercial and personal lines	97.4	100.5	97.4

Results of Operations

YEAR ENDED DECEMBER 31, 2015 COMPARED TO YEAR ENDED DECEMBER 31, 2014

Net Premiums Written

Our insurance subsidiaries’ 2015 net premiums written increased 8.6% to $628.8 million, compared to $579.2 million for 2014. We primarily attribute the increase to a reduction in MICO’s quota-share reinsurance, the impact of premium rate increases and an increase in the writing of commercial lines of insurance. Effective January 1, 2015, MICO terminated its external quota-share reinsurance with third-party reinsurers. Commercial lines net premiums written increased $32.0 million, or 13.1%, for 2015 compared to 2014. The increase included $11.9 million related to the reduction in the amount of premium MICO reinsured in 2015, with the remainder attributable to premium rate increases and increased writings of new accounts in the commercial automobile, commercial multi-peril and workers’ compensation lines of business. Personal lines net premiums written increased $17.6 million, or 5.3%, for 2015 compared to 2014. The increase included $7.7 million resulting from the reduction in the amount of premium MICO reinsured in 2015, with the remainder primarily attributable to premium rate increases.

Net Premiums Earned

Our insurance subsidiaries’ net premiums earned increased to $605.6 million for 2015, an increase of $49.1 million, or 8.8%, over 2014, reflecting increases in net premiums written during 2014 and 2015. Our insurance subsidiaries earn premiums and recognize them as income over the terms of the policies they issue. Such terms are generally one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding twelve-month period compared to the same period one year earlier.

Investment Income

For 2015, our net investment income increased to $20.9 million, an increase of $2.6 million, or 14.2%, over 2014. We attribute the increase primarily to an increase in average invested assets and a decrease in our allocation of expenses to our investment function.

Installment Payment Fees

Our insurance subsidiaries’ installment fees decreased primarily as a result of their customers’ increased usage of payment plans that have lower installment payment fees during 2015.

Net Realized Investment Gains

Our net realized investment gains in 2015 and 2014 were $1.9 million and $3.1 million, respectively. The net realized investment gains in 2015 and 2014 resulted from normal turnover within our investment portfolio. We did not recognize any impairment losses during 2015 or 2014.

Equity in Earnings of DFSC

Our equity in the earnings of DFSC in 2015 and 2014 was $1.3 million and $1.2 million, respectively.

Losses and Loss Expenses

Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, was 65.8% in 2015, compared to 69.8% in 2014. Our insurance subsidiaries’ commercial lines loss ratio decreased to 62.3% in 2015, compared to 72.0% in 2014. This decrease resulted primarily from the workers’ compensation loss ratio decreasing to 56.7% in 2015, compared to 64.7% in 2014, and the commercial multi-peril loss ratio decreasing to 58.2% in 2015, compared to 73.5% in 2014. The personal lines loss ratio was 68.5% in 2015, virtually unchanged from 68.2% in 2014. Our insurance subsidiaries experienced unfavorable loss reserve development of approximately $7.2 million during 2015 in their reserves for prior accident years, improved from unfavorable loss reserve development of approximately $14.5 million during 2014. The change in loss reserve development patterns occurred primarily within our insurance subsidiaries’ private passenger automobile liability, workers’ compensation and commercial automobile lines of business.

Underwriting Expenses

Our insurance subsidiaries’ expense ratio, which is the ratio of policy acquisition and other underwriting expenses to premiums earned, was 32.6% in 2015, compared to 31.4% in 2014. We attribute the increase to higher underwriting-based incentives in 2015.

Combined Ratio

Our insurance subsidiaries’ combined ratio was 99.0% and 101.7% in 2015 and 2014, respectively. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned. We attribute the decrease in our combined ratio primarily to the decrease in our loss ratio.

Interest Expense

Our interest expense in 2015 decreased to $1.1 million, compared to $1.5 million in 2014. The decrease was related to our utilization in 2015 of borrowings under Atlantic States’ line of credit with the FHLB of Pittsburgh to repay borrowings under our line of credit with M&T that carried a higher interest rate.

Income Taxes

Our income tax expense was $6.6 million in 2015, compared to $1.7 million in 2014. Our effective tax rate for 2015 was 23.9%, compared to 10.7% for 2014. The increase in our 2015 effective tax rate was primarily due to tax-exempt interest income representing a smaller proportion of income before income tax expense and non-deductible expenses we incurred in 2015 compared to 2014.

Net Income and Earnings Per Share

Our net income in 2015 was $21.0 million, or $.77 per share of Class A common stock on a diluted basis and $.69 per share of Class B common stock, compared to $14.5 million, or $.55 per share of Class A common stock on a diluted basis and $.49 per share of Class B common stock, in 2014. We had 20.5 million and 21.4 million Class A shares outstanding at December 31, 2015 and 2014, respectively. We had 5.6 million Class B shares outstanding for both periods. There are no outstanding securities that dilute our shares of Class B common stock.

Book Value Per Share and Return on Equity

Our stockholders’ equity decreased by $7.7 million in 2015. We attribute the decrease primarily to our repurchase of 2.0 million shares of our Class A common stock in a private transaction in December 2015. Book value per share increased to $15.66 at December 31, 2015, compared to $15.40 a year earlier. Our return on average equity was 5.1% for 2015, compared to 3.6% for 2014.

YEAR ENDED DECEMBER 31, 2014 COMPARED TO YEAR ENDED DECEMBER 31, 2013

Net Premiums Written

Our insurance subsidiaries’ 2014 net premiums written increased 8.6% to $579.2 million, compared to $533.4 million for 2013. We primarily attribute the increase to a reduction in MICO’s quota-share reinsurance, the impact of premium rate increases and an increase in the writing of commercial lines of insurance. Effective January 1, 2014, MICO reduced its external quota-share reinsurance percentage from 30% to 20%. Commercial lines net premiums written increased $29.7 million, or 13.8%, for 2014 compared to 2013. The increase included $5.6 million related to the reduction in the amount of premium MICO reinsured in 2014, with the remainder attributable to premium rate increases and increased writings of new accounts in the commercial automobile, commercial multi-peril and workers’ compensation lines of business. Personal lines net premiums written increased $16.0 million, or 5.0%, for 2014 compared to 2013. The increase included $4.1 million resulting from the reduction in the amount of premium MICO reinsured in 2014, with the remainder primarily attributable to premium rate increases.

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

Net Realized Investment Gains

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

We have historically generated sufficient net positive cash flow from our operations to fund our commitments and build our investment portfolio, thereby increasing future investment returns. The pooling agreement with Donegal Mutual historically has been cash flow positive because of the profitability of the underwriting pool. Because we settle the pool monthly, our cash flows are substantially similar to the cash flows that would result from the underwriting of direct business. We maintain a high degree of liquidity in our investment portfolio in the form of marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective. This laddering approach provides an additional measure of liquidity to meet our obligations and the obligations of our insurance subsidiaries should an unexpected variation occur in the future. Net cash flows provided by operating activities in 2015, 2014 and 2013 were $66.4 million, $44.5 million and $46.0 million, respectively.

In June 2015, we renewed our existing credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a $60.0 million unsecured, revolving line of credit. The line of credit now expires in July 2018. We have the right to request a one-year extension of the credit agreement as of each anniversary date of the agreement. At December 31, 2015, we had $46.0 million in outstanding borrowings and had the ability to borrow an additional $14.0 million at interest rates equal to M&T’s current prime rate or the then-current LIBOR rate plus 2.25%. The interest rate on our outstanding borrowings is adjustable quarterly. At December 31, 2015, the interest rate on our outstanding borrowings was 2.68%. We pay a fee of 0.2% per annum on the loan commitment amount regardless of usage. The credit agreement requires our compliance with certain covenants. These covenants include minimum levels of our net worth, leverage ratio, statutory surplus and the A.M. Best ratings of our insurance subsidiaries. We complied with all requirements of the credit agreement during 2015.

MICO has an agreement with the FHLB of Indianapolis. Through its membership, MICO has the ability to issue debt to the FHLB of Indianapolis in exchange for cash advances. There were no outstanding borrowings at December 31, 2015 or 2014.

Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. During 2013, Atlantic States issued secured debt in the principal amount of $15.0 million to the FHLB of Pittsburgh in exchange for cash advances in the amount of $15.0 million. Atlantic States then loaned $15.0 million to us. We used the proceeds of our loan from Atlantic States to fund our prepayment of subordinated debentures. In July 2015, Atlantic States issued secured debt in the principal amount of $20.0 million to the FHLB of Pittsburgh in exchange for cash advances in the amount of $20.0 million. Atlantic States then loaned $20.0 million to us. We used the proceeds of our loan from Atlantic States to repay borrowings under our line of credit with M&T. The interest rate on the advances was .38% at December 31, 2015.

The following table shows expected payments for our significant contractual obligations at December 31, 2015:

(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Net liability for unpaid losses and loss expenses of our insurance subsidiaries	$322,054	$150,297	$145,702	$12,247	$13,808
Subordinated debentures	5,000	—	—	—	5,000
Borrowings under lines of credit	81,000	35,000	46,000	—	—

Total contractual obligations	$408,054	$185,297	$191,702	$12,247	$18,808

We estimated the timing of the amounts for the net liability for unpaid losses and loss expenses of our insurance subsidiaries based on historical experience and expectations of future payment patterns. We have shown the liability net of reinsurance recoverable on unpaid losses and loss expenses to reflect expected future cash flows related to such liability. Assumed amounts from the underwriting pool with Donegal Mutual represent a substantial portion of our insurance subsidiaries’ gross liability for unpaid losses and loss expenses, and ceded amounts to the underwriting pool represent a substantial portion of our insurance subsidiaries’ reinsurance recoverable on unpaid losses and loss expenses. We include cash settlements of Atlantic States’ assumed liability from the pool in our monthly settlements of pooled activity. In these monthly settlements, we net amounts ceded to and assumed from the pool. Donegal Mutual and Atlantic States do not anticipate any further changes in the pool participation levels in the foreseeable future. However, any such change would be prospective in nature and therefore would not impact the timing of expected payments for Atlantic States’ proportionate liability for pooled losses occurring in periods prior to the effective date of such change.

We estimated the timing of the amounts for the borrowings under our lines of credit based on their contractual maturities that we discuss in Note 9 — Borrowings. Our borrowings under our lines of credit carry interest rates that vary as discussed in Note 9 — Borrowings. Based upon the interest rates in effect at December 31, 2015, our annual interest cost associated with our borrowings under our lines of credit is approximately $1.4 million. For every 1% change in the interest rate associated with our borrowings under our lines of credit, the effect on our annual interest cost would be approximately $810,000.

The cash dividends we declared to our stockholders totaled $14.5 million, $13.7 million and $13.0 million in 2015, 2014 and 2013, respectively. There are no regulatory restrictions on our payment of dividends to our stockholders, although there are state law restrictions on the payment of dividends from our insurance subsidiaries to us. Our insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis and are subject to regulations under which their payment of dividends from statutory surplus is restricted and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk-based capital (“RBC”) requirements. The amount of statutory capital and surplus necessary for our insurance subsidiaries to satisfy regulatory requirements, including the RBC requirements, was not significant in relation to our insurance subsidiaries’ statutory capital and surplus at December 31, 2015. Amounts available for distribution to us as dividends from our insurance subsidiaries without prior approval of insurance regulatory authorities in 2016 are $20.8 million from Atlantic States, $2.3 million from Southern, $2.6 million from Le Mars, $4.2 million from Peninsula, $1.3 million from Sheboygan and $4.6 million from MICO, or a total of approximately $35.8 million.

Investments

At December 31, 2015 and 2014, our investment portfolio of primarily investment-grade bonds, common stock, short-term investments and cash totaled $929.0 million and $868.5 million, respectively, representing 60.4% and 59.5%, respectively, of our total assets. See “Business — Investments” for more information.

	December 31,
	2015		2014
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Fixed maturities:
Total held to maturity	$310,259	34.4%	$307,392	36.9%
Total available for sale	501,393	55.7	435,150	52.2

Total fixed maturities	811,652	90.1	742,542	89.1
Equity securities	37,261	4.1	30,822	3.7
Investment in affiliate	38,477	4.3	39,284	4.7
Short-term investments	13,432	1.5	20,293	2.5

Total investments	$900,822	100.0%	$832,941	100.0%

The carrying value of our fixed maturity investments represented 90.1% and 89.1% of our total invested assets at December 31, 2015 and 2014, respectively.

Our fixed maturity investments consisted of high-quality marketable bonds, of which 99.8% and 99.7% were rated at investment-grade levels at December 31, 2015 and 2014, respectively.

At December 31, 2015, the net unrealized gain on our available-for-sale fixed maturity investments, net of deferred taxes, amounted to $8.0 million, compared to $13.6 million at December 31, 2014.

At December 31, 2015, the net unrealized gain on our equity securities, net of deferred taxes, amounted to $972,264, compared to $543,526 at December 31, 2014.

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

In May 2015, the FASB issued guidance that requires entities to provide additional disclosures about their liability for unpaid claims and claim adjustment expenses to increase the transparency of their significant estimates. The guidance also requires entities to disclose information about significant changes in methodologies and assumptions used to calculate their liability for unpaid claims and claim adjustment expenses, including the reasons for the changes and the effects on the entities’ financial statements, and the timing, frequency and severity of claims. The guidance also requires entities to disclose a rollforward of the liability for unpaid claims and claim adjustment expenses for annual and interim reporting periods. The guidance is effective for annual reporting periods beginning after December 15, 2015, and interim reporting periods within annual reporting periods beginning after December 15, 2016. We do not expect the adoption of this new guidance to have a significant impact on our financial position, results of operations or cash flows.

In January 2016, the FASB issued guidance that generally requires entities to measure equity investments at fair value and recognize changes in fair value in net income. The guidance also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring entities to perform a qualitative assessment to identify impairment. The FASB issued other disclosure and presentation improvements related to financial instruments within the new issued guidance. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017. As a result of this guidance, we will reflect changes in the fair value of our equity investments in our results of operations beginning January 1, 2018.

In February 2016, the FASB issued guidance that requires lessees to recognize leases, including operating leases, on the balance sheet, unless a lease is considered a short-term lease. The guidance also requires entities to make new judgments to identify leases. The guidance is effective for annual and interim reporting periods beginning after December 15, 2018 and permits early adoption. We do not expect the adoption of this new guidance to have a significant impact on our financial position, results of operations or cash flows.

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

Principal cash flows and related weighted-average interest rates by stated maturity dates for the financial instruments we held at December 31, 2015 that are sensitive to interest rates are as follows:

(in thousands)	Principal Cash Flows	Weighted- Average Interest Rate
Fixed-maturity and short-term investments:
2016	$34,627	2.65%
2017	30,750	4.13
2018	32,722	4.54
2019	33,557	2.96
2020	34,794	2.93
Thereafter	646,633	3.47

Total	$813,083

Fair value	$837,625

Debt:
2016	$35,000	0.38%
2017	46,000	2.68
Thereafter	5,000	5.00

Total	$86,000

Fair value	$86,000

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

Through November 30, 2010, MICO and West Bend Mutual Insurance Company (“West Bend”) were parties to quota-share reinsurance agreements whereby MICO ceded 75% of its business to West Bend. MICO and West Bend terminated the reinsurance agreement in effect at November 30, 2010 on a run-off basis. West Bend’s obligations related to all past reinsurance agreements with MICO remain in effect for all policies with effective dates prior to December 1, 2010. West Bend and MICO entered into a trust agreement on December 1, 2010. Under the terms of the trust agreement, West Bend placed into trust, for the sole benefit of MICO, assets with a fair value equal to the amount of unearned premiums and unpaid losses and loss expenses, reduced by any net premium balances not yet paid by MICO, that West Bend had assumed pursuant to such reinsurance agreements at November 30, 2010. The amount of assets required to be held in trust adjusts monthly based upon the remaining net obligations of West Bend. West Bend may terminate the trust agreement on the earlier of December 1, 2020 or the date on which the obligations of West Bend are equal to or less than $5.0 million. As of December 31, 2015, West Bend’s net obligations under the reinsurance agreements were approximately $9.4 million, and the fair value of assets held in trust was approximately $9.7 million.

Item 8.	Financial Statements and Supplementary Data.

Donegal Group Inc.

Consolidated Balance Sheets

	December 31,
	2015	2014
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost (fair value $322,799,167 and $322,155,079 )	$310,258,704	$307,391,699
Available for sale, at fair value (amortized cost $489,010,066 and $414,201,436)	501,393,559	435,149,784
Equity securities, available for sale, at fair value (cost $35,765,030 and $29,985,828)	37,260,821	30,822,022
Investment in affiliate	38,476,708	39,283,924
Short-term investments, at cost, which approximates fair value	13,432,482	20,293,648

Total investments	900,822,274	832,941,077
Cash	28,139,144	35,578,509
Accrued investment income	5,991,197	5,751,376
Premiums receivable	141,267,411	133,306,961
Reinsurance receivable	259,728,113	253,635,890
Deferred policy acquisition costs	52,108,388	48,298,608
Deferred tax asset, net	19,443,807	17,146,303
Prepaid reinsurance premiums	113,522,505	115,871,783
Property and equipment, net	7,027,143	7,668,340
Federal income taxes recoverable	1,487,656	581,477
Goodwill	5,625,354	5,625,354
Other intangible assets	958,010	958,010
Other	1,713,413	1,290,956

Total assets	$1,537,834,415	$1,458,654,644

Liabilities and Stockholders’ Equity
Liabilities
Losses and loss expenses	$578,205,109	$538,258,406
Unearned premiums	429,493,203	408,646,363
Accrued expenses	22,460,475	19,429,627
Reinsurance balances payable	3,480,406	7,841,172
Borrowings under lines of credit	81,000,000	53,500,000
Cash dividends declared to stockholders	3,511,881	3,467,273
Subordinated debentures	5,000,000	5,000,000
Accounts payable — securities	582,560	—
Due to affiliate	3,557,177	2,409,347
Drafts payable	439,282	1,950,765
Other	1,715,754	2,017,048

Total liabilities	1,129,445,847	1,042,520,001

Stockholders’ Equity
Preferred stock, $.01 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 40,000,000 shares, issued 23,501,805 and 22,389,369 shares and outstanding 20,499,217 and 21,447,661 shares	235,018	223,894
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	219,525,301	200,348,783
Accumulated other comprehensive income	773,744	5,353,269
Retained earnings	229,024,370	223,253,887
Treasury stock, at cost	(41,226,357)	(13,101,682)

Total stockholders’ equity	408,388,568	416,134,643

Total liabilities and stockholders’ equity	$1,537,834,415	$1,458,654,644

See accompanying notes to consolidated financial statements.

Donegal Group Inc.

Consolidated Statements of Income and Comprehensive Income

	Years Ended December 31,
	2015	2014	2013
Statements of Income
Revenues
Net premiums earned (includes affiliated reinsurance of $175,024,905, $167,070,235 and $156,938,714 — see note 3)	$605,640,728	$556,497,535	$515,291,944
Investment income, net of investment expenses	20,949,698	18,344,382	18,795,239
Installment payment fees	5,834,897	6,473,288	6,841,778
Lease income	750,287	855,546	849,795
Net realized investment gains (includes $1,934,424, $3,134,081 and $2,423,442 accumulated other comprehensive income reclassification)	1,934,424	3,134,081	2,423,442
Equity in earnings of DFSC	1,277,229	1,242,910	2,907,867

Total revenues	636,387,263	586,547,742	547,110,065

Expenses
Net losses and loss expenses (includes affiliated reinsurance of $100,110,773, $108,847,508 and $86,962,750 — see note 3)	398,366,874	388,401,182	343,127,951
Amortization of deferred policy acquisition costs	99,513,000	90,146,000	81,753,000
Other underwriting expenses	97,709,656	84,659,364	82,196,700
Policyholder dividends	3,862,606	2,795,515	1,909,569
Interest	1,111,441	1,516,983	1,635,323
Premium paid on purchase of treasury stock	5,780,000	—	—
Other	2,451,418	2,745,881	3,777,257

Total expenses	608,794,995	570,264,925	514,399,800

Income before income tax expense	27,592,268	16,282,817	32,710,265
Income tax expense (includes $677,048, $1,065,588 and $823,970 income tax expense from reclassification items)	6,602,235	1,743,799	6,388,273

Net income	$20,990,033	$14,539,018	$26,321,992

Basic earnings per common share:
Class A common stock	$0.78	$0.56	$1.04

Class B common stock	$0.69	$0.49	$0.94

Diluted earnings per common share:
Class A common stock	$0.77	$0.55	$1.02

Class B common stock	$0.69	$0.49	$0.94

Statements of Comprehensive Income
Net income	$20,990,033	$14,539,018	$26,321,992

Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on securities:
Unrealized holding (loss) gain arising during the period, net of income tax (benefit) expense of ($1,788,852), $5,193,522 and ($14,633,895)	(3,322,149)	9,734,652	(27,107,995)
Reclassification adjustment for gains included in net income, net of income tax of $677,048, $1,065,588 and $823,970	(1,257,376)	(2,068,493)	(1,599,472)

Other comprehensive (loss) income	(4,579,525)	7,666,159	(28,707,467)

Comprehensive income (loss)	$16,410,508	$22,205,177	$(2,385,475)

See accompanying notes to consolidated financial statements.

Donegal Group Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock				Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Class A Shares	Class B Shares	Class A Amount	Class B Amount
Balance, January 1, 2013	20,941,821	5,649,240	$209,419	$56,492	$176,416,585	$26,394,577	$209,670,214	$(12,713,193)	$400,034,094

Issuance of common stock (stock compensation plans)	844,944		8,449		12,108,468				12,116,917
Net income							26,321,992		26,321,992
Cash dividends							(13,043,121)		(13,043,121)
Grant of stock options					60,198		(60,198)		—
Tax benefit on exercise of stock options					531,159				531,159
Purchase of treasury stock								(376,463)	(376,463)
Other comprehensive loss						(28,707,467)			(28,707,467)

Balance, December 31, 2013	21,786,765	5,649,240	$217,868	$56,492	$189,116,410	$(2,312,890)	$222,888,887	$(13,089,656)	$396,877,111

Issuance of common stock (stock compensation plans)	602,604		6,026		10,497,881				10,503,907
Net income							14,539,018		14,539,018
Cash dividends							(13,744,059)		(13,744,059)
Grant of stock options					429,959		(429,959)		—
Tax benefit on exercise of stock options					304,533				304,533
Purchase of treasury stock								(12,026)	(12,026)
Other comprehensive income						7,666,159			7,666,159

Balance, December 31, 2014	22,389,369	5,649,240	223,894	56,492	200,348,783	5,353,269	223,253,887	(13,101,682)	416,134,643

Issuance of common stock (stock compensation plans)	1,112,436		11,124		18,192,824				18,203,948
Net income							20,990,033		20,990,033
Cash dividends							(14,499,775)		(14,499,775)
Grant of stock options					719,775		(719,775)		—
Tax benefit on exercise of stock options					263,919				263,919
Purchase of treasury stock								(28,124,675)	(28,124,675)
Other comprehensive loss						(4,579,525)			(4,579,525)

Balance, December 31, 2015	23,501,805	5,649,240	$235,018	$56,492	$219,525,301	$773,744	$229,024,370	$(41,226,357)	$408,388,568

See accompanying notes to consolidated financial statements.

Donegal Group Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net income	$20,990,033	$14,539,018	$26,321,992

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	6,740,346	3,523,692	3,049,101
Net realized investment gains	(1,934,424)	(3,134,081)	(2,423,442)
Equity in earnings of DFSC	(1,277,229)	(1,242,910)	(2,907,867)
Changes in Assets and Liabilities:
Losses and loss expenses	39,946,703	42,639,137	36,791,874
Unearned premiums	20,846,840	25,911,721	19,646,539
Accrued expenses	3,030,848	164,530	2,124,265
Premiums receivable	(7,960,450)	(9,402,332)	(6,708,151)
Deferred policy acquisition costs	(3,809,780)	(4,671,098)	(3,505,813)
Deferred income taxes	168,395	(963,679)	1,414,843
Reinsurance receivable	(6,092,223)	(9,396,777)	(28,345,791)
Accrued investment income	(239,821)	(327,845)	908,554
Amounts due to affiliate	1,147,830	239,122	(2,409,212)
Reinsurance balances payable	(4,360,766)	(10,107,636)	4,007,471
Prepaid reinsurance premiums	2,349,278	(3,207,841)	(1,507,780)
Current income taxes	(906,179)	(160,525)	(1,004,929)
Other, net	(2,235,228)	111,941	556,815

Net adjustments	45,414,140	29,975,419	19,686,477

Net cash provided by operating activities	66,404,173	44,514,437	46,008,469

Cash Flows from Investing Activities:
Purchases of fixed maturities:
Held to maturity	(31,310,026)	(103,654,684)	—
Available for sale	(181,106,519)	(89,585,027)	(148,486,404)
Purchases of equity securities	(14,759,861)	(23,607,077)	(47,156,954)
Sales of fixed maturities:
Available for sale	40,321,838	26,816,642	133,890,611
Maturity of fixed maturities:
Held to maturity	28,575,153	36,832,890	13,767,271
Available for sale	66,744,045	38,417,972	52,675,833
Sales of equity securities	8,761,474	8,337,461	43,204,703
Net decrease in investment in affiliates	1,783,700	—	1,139,800
Net purchases of property and equipment	(151,536)	(2,127,311)	(1,254,767)
Net sales (purchases) of short-term investments	6,861,166	79,384,147	(75,851,568)

Net cash used in investing activities	(74,280,566)	(29,184,987)	(28,071,475)

Cash Flows from Financing Activities:
Issuance of common stock	15,516,870	10,700,637	12,550,066
Cash dividends paid	(14,455,167)	(13,575,968)	(12,810,471)
Purchases of treasury stock	(28,124,675)	(12,026)	(376,463)
Payments on subordinated debentures	—	—	(15,465,000)
Payments on line of credit	(9,500,000)	(7,500,000)	(15,500,000)
Borrowings under lines of credit	37,000,000	3,000,000	21,500,000

Net cash provided by (used in) financing activities	437,028	(7,387,357)	(10,101,868)

Net (decrease) increase in cash	(7,439,365)	7,942,093	7,835,126
Cash at beginning of year	35,578,509	27,636,416	19,801,290

Cash at end of year	$28,139,144	$35,578,509	$27,636,416

See accompanying notes to consolidated financial statements.

Donegal Group Inc.

Notes to Consolidated Financial Statements

1 — Summary of Significant Accounting Policies

Organization and Business

Donegal Mutual Insurance Company (“Donegal Mutual”) organized us as an insurance holding company on August 26, 1986. Our insurance subsidiaries, Atlantic States Insurance Company (“Atlantic States”), Southern Insurance Company of Virginia (“Southern”), Le Mars Insurance Company (“Le Mars”), the Peninsula Insurance Group (“Peninsula”), which consists of Peninsula Indemnity Company and The Peninsula Insurance Company, Sheboygan Falls Insurance Company (“Sheboygan”) and Michigan Insurance Company (“MICO”), write personal and commercial lines of property and casualty coverages exclusively through a network of independent insurance agents in certain Mid-Atlantic, Midwestern, New England and Southern states. We also own 48.2% of the outstanding stock of Donegal Financial Services Corporation (“DFSC”), a grandfathered unitary savings and loan holding company that owns Union Community Bank (“UCB”), a state savings bank. UCB has 15 banking offices, substantially all of which are located in Lancaster County, Pennsylvania. Donegal Mutual owns the remaining 51.8% of the outstanding stock of DFSC.

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

At December 31, 2015, Donegal Mutual held approximately 48% of our outstanding Class A common stock and approximately 83% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 74% of the total voting power of our common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to a pooling agreement and other intercompany agreements and transactions. While each company maintains its separate corporate existence, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

Atlantic States, our largest subsidiary, participates in a pooling agreement with Donegal Mutual. Under the pooling agreement, the two companies pool their insurance business and each company receives an allocated percentage of the pooled business. Atlantic States has an 80% share of the results of the pooled business, and Donegal Mutual has a 20% share of the results of the pooled business.

The same executive management and underwriting personnel administer products, classes of business underwritten, pricing practices and underwriting standards of Donegal Mutual and our insurance subsidiaries. In addition, as the Donegal Insurance Group, Donegal Mutual and our insurance subsidiaries share a combined business plan to achieve market penetration and underwriting profitability objectives. The products our insurance subsidiaries and Donegal Mutual market are generally complementary, thereby allowing the Donegal Insurance Group to offer a broader range of products to a given market and to expand the Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account. Distinctions within the products of Donegal Mutual and our insurance subsidiaries generally relate to specific risk profiles targeted within similar classes of business, such as preferred tier versus standard tier products, but we do not allocate all of the standard risk gradients to one company. Therefore, the underwriting profitability of the business the individual companies write directly will vary. However, as the risk characteristics of all business Donegal Mutual and Atlantic States write directly are homogenized within the underwriting pool, Donegal Mutual and Atlantic States share the underwriting results in proportion to their respective participation in the pool. Pooled business represents the predominant percentage of the net underwriting activity of both Donegal Mutual and Atlantic States. We refer to Note 3 — Transactions with Affiliates for more information regarding the pooling agreement.

Basis of Consolidation

Our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), include our accounts and those of our wholly owned subsidiaries. We have eliminated all significant inter-company accounts and transactions in consolidation. The terms “we,” “us,” “our” or the “Company” as we use them in the notes to our consolidated financial statements refer to the consolidated entity.

Use of Estimates

In preparing our consolidated financial statements, our management makes estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet and revenues and expenses for the period then ended. Actual results could differ significantly from those estimates.

We make estimates and assumptions that could have a significant effect on amounts and disclosures we report in our consolidated financial statements. The most significant estimates relate to our insurance subsidiaries’ reserves for property and casualty insurance unpaid losses and loss expenses, valuation of investments and determination of other-than-temporary impairment of investment securities and our insurance subsidiaries’ policy acquisition costs. While we believe our estimates and the estimates of our insurance subsidiaries are appropriate, the ultimate amounts may differ from the estimates provided. We regularly review our methods for making these estimates as well as the continuing appropriateness of the estimated amounts, and we reflect any adjustment we consider necessary in our current results of operations.

Investments

We classify our debt and equity securities into the following categories:

Held to Maturity — Debt securities that we have the positive intent and ability to hold to maturity; reported at amortized cost.

Available for Sale — Debt and equity securities not classified as held to maturity; reported at fair value, with unrealized gains and losses excluded from income and reported as a separate component of stockholders’ equity (net of tax effects).

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

We account for our investment in affiliate using the equity method of accounting. Under the equity method, we record our investment at cost, with adjustments for our share of the affiliate’s earnings and losses as well as changes in the affiliate’s equity due to unrealized gains and losses.

Fair Values of Financial Instruments

We use the following methods and assumptions in estimating our fair value disclosures:

Investments — We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that we could realize if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values for our fixed maturity and equity investments. We generally obtain two prices per security. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates we obtain are representative of fair values based upon the general knowledge of our investment personnel of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and the pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security type and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. We refer to Note 5 — Fair Value Measurements for more information regarding our methods and assumptions in estimating fair values.

Cash and Short-Term Investments — The carrying amounts we report in the balance sheet for these instruments approximate their fair values.

Premiums and Reinsurance Receivables and Payables — The carrying amounts we report in the balance sheet for these instruments related to premiums and paid losses and loss expenses approximate their fair values.

Subordinated Debentures — The carrying amounts we report in the balance sheet for these instruments approximate their fair values.

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

Losses and Loss Expenses

Liabilities for losses and loss expenses are estimates at a given point in time of the amounts an insurer expects to pay with respect to policyholder claims based on facts and circumstances then known to the insurer. At the time of establishing its estimates, an insurer recognizes that its ultimate liability for losses and loss expenses will exceed or be less than such estimates.

Our insurance subsidiaries base their estimates of liabilities for losses and loss expenses on assumptions as to future loss trends and expected claims severity, judicial theories of liability and other factors. However, during the loss adjustment period, our insurance subsidiaries may learn additional facts regarding certain claims, and, consequently, it often becomes necessary for our insurance subsidiaries to refine and adjust their estimates of liability. We reflect any adjustments to our insurance subsidiaries’ liabilities for losses and loss expenses in our operating results in the period in which our insurance subsidiaries record the changes in estimates.

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

We account for income taxes using the asset and liability method. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities at enacted tax rates we expect to be in effect when we realize or settle such amounts.

Credit Risk

Our objective is to earn competitive returns by investing in a diversified portfolio of securities. Our portfolio of fixed maturity securities and, to a lesser extent, short-term investments is subject to credit risk. We define this risk as the potential loss in fair value resulting from adverse changes in the borrower’s ability to repay its debt to us. We manage this risk by performing an analysis of prospective investments and through regular reviews of our portfolio by our investment staff. We also limit the amount of our total investment portfolio that we invest in any one security.

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

Reinsurance Accounting and Reporting

Our insurance subsidiaries rely upon reinsurance agreements to limit their maximum net loss from large single risks or risks in concentrated areas and to increase their capacity to write insurance. Reinsurance does not relieve our insurance subsidiaries from liability to their respective policyholders. To the extent that a reinsurer cannot pay losses for which it is liable under the terms of a reinsurance agreement with one or more of our insurance subsidiaries, our insurance subsidiaries retain continued liability for such losses. However, in an effort to reduce the risk of non-payment, our insurance subsidiaries require all of their reinsurers to have an A.M. Best rating of A- or better or, with respect to foreign reinsurers, to have a financial condition that, in the opinion of our management, is equivalent to a company with an A.M. Best rating of A- or better. We refer to Note 10 — Reinsurance for more information regarding the reinsurance agreements of our insurance subsidiaries.

Stock-Based Compensation

We measure all share-based payments to our directors and the directors and employees of our subsidiaries and affiliates, including grants of stock options, using a fair-value-based method and record such expense in our results of operations. In determining the expense we record for stock options we grant to our directors and the directors and employees of our subsidiaries and affiliates, we estimate the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The significant assumptions we utilize in applying the Black-Scholes option pricing model are the risk-free interest rate, expected term, dividend yield and expected volatility.

In 2015, 2014 and 2013, we realized $437,474, $304,533 and $531,159, respectively, in tax benefits upon the exercise of stock options.

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

2 — Impact of New Accounting Standards

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

In February 2015, the FASB issued a new standard that amends the current consolidation guidance affecting both the variable interest entity (“VIE”) and voting interest entity (“VOE”) consolidation models. The standard does not add or remove any of the characteristics in determining if an entity is a VIE or a VOE, but rather, the standard enhances assessment of some of these characteristics. The new standard is effective on January 1, 2017. We do not expect the adoption of this new guidance to have a significant impact on our financial position, results of operations or cash flows.

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

In January 2016, the FASB issued guidance that generally requires entities to measure equity investments at fair value and recognize changes in fair value in net income. The guidance also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring entities to perform a qualitative assessment to identify impairment. The FASB issued other disclosure and presentation improvements related to financial instruments within the new issued guidance. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017. As a result of this guidance, we will reflect changes in the fair value of our equity investments in our results of operations beginning January 1, 2018.

In February 2016, the FASB issued guidance that requires lessees to recognize leases, including operating leases, on the balance sheet, unless a lease is considered a short-term lease. The guidance also requires entities to make new judgments to identify leases. The guidance is effective for annual and interim reporting periods beginning after December 15, 2018 and permits early adoption. We do not expect the adoption of this new guidance to have a significant impact on our financial position, results of operations or cash flows.

3 — Transactions with Affiliates

Our insurance subsidiaries conduct business and have various agreements with Donegal Mutual that we describe in the following subparagraphs:

a. Reinsurance Pooling and Other Reinsurance Arrangements

Atlantic States, our largest insurance subsidiary, and Donegal Mutual have a pooling agreement under which both companies contribute all of their direct written business to the pool and receive an allocated percentage of the pooled underwriting results, excluding certain reinsurance Donegal Mutual assumes from our insurance subsidiaries. Atlantic States has an 80% share of the results of the pool, and Donegal Mutual has a 20% share of the results of the pool. The intent of the pooling agreement is to produce more uniform and stable underwriting results from year to year for each pool participant than they would experience individually and to spread the risk of loss between the participants based on each participant’s relative amount of surplus and relative access to capital. Each participant in the pool has at its disposal the capacity of the entire pool, rather than being limited to policy exposures of a size commensurate with its own capital and surplus.

The following amounts represent reinsurance Atlantic States ceded to the pool during 2015, 2014 and 2013:

	2015	2014	2013
Premiums earned	$170,418,931	$158,221,567	$145,678,744
Losses and loss expenses	115,029,244	116,193,967	95,037,273
Prepaid reinsurance premiums	87,780,338	82,144,290	75,232,651
Liability for losses and loss expenses	108,672,769	98,873,924	88,035,924

The following amounts represent reinsurance Atlantic States assumed from the pool during 2015, 2014 and 2013:

	2015	2014	2013
Premiums earned	$396,098,036	$372,001,855	$337,548,492
Losses and loss expenses	240,197,659	257,682,215	198,785,775
Unearned premiums	199,966,888	190,470,447	176,845,395
Liability for losses and loss expenses	216,194,945	196,781,007	175,497,405

Donegal Mutual and Le Mars have a quota-share reinsurance agreement under which Le Mars assumes 100% of the premiums and losses related to certain products Donegal Mutual offers in certain Midwestern states, which provide the availability of complementary products to Le Mars’ commercial accounts. Until October 31, 2012, Donegal Mutual and Southern had a quota-share reinsurance agreement whereby Southern assumed 100% of the premiums and losses related to personal lines products Donegal Mutual offered in Virginia through the use of its automated policy quoting and issuance system. The following amounts represent reinsurance Southern and Le Mars assumed from Donegal Mutual pursuant to the quota-share reinsurance agreements during 2015, 2014 and 2013:

	2015	2014	2013
Premiums earned	$880,787	$4,265,196	$12,170,155
Losses and loss expenses	1,492,673	4,002,879	10,839,444
Unearned premiums	—	514,297	1,831,672
Liability for losses and loss expenses	5,722,000	7,360,792	7,838,274

Donegal Mutual and MICO have a quota-share reinsurance agreement under which Donegal Mutual assumes 25% of the premiums and losses related to the business of MICO. Donegal Mutual and Peninsula have a quota-share reinsurance agreement under which Donegal Mutual assumes 100% of the premiums and losses related to the workers’ compensation product line of Peninsula in certain states. The business Donegal Mutual assumes under the reinsurance agreements is subject to the pooling agreement between Donegal Mutual and Atlantic States.

The following amounts represent reinsurance ceded to Donegal Mutual pursuant to these quota-share reinsurance agreements during 2015, 2014 and 2013:

	2015	2014	2013
Premiums earned	$37,299,760	$36,007,453	$34,992,435
Losses and loss expenses	19,735,479	24,951,662	25,301,470
Prepaid reinsurance premiums	17,172,112	16,396,417	16,032,985
Liability for losses and loss expenses	29,968,948	28,172,373	25,298,464

Atlantic States, Southern and Le Mars each have a catastrophe reinsurance agreement with Donegal Mutual that provides coverage under any one catastrophic occurrence above a set retention ($2,000,000, $1,500,000 and $750,000 for Atlantic States, Southern and Le Mars, respectively), with a combined retention of $4,000,000 for a catastrophe involving a combination of these subsidiaries, up to the amount Donegal Mutual and our insurance subsidiaries retain under catastrophe reinsurance agreements with unaffiliated reinsurers. The set retention for Le Mars was $500,000 in 2014 and 2013. Donegal Mutual and Southern have an excess of loss reinsurance agreement in which Donegal Mutual assumes up to $500,000 of Southern’s losses in excess of $500,000.

The following amounts represent reinsurance that our insurance subsidiaries ceded to Donegal Mutual pursuant to these reinsurance agreements during 2015, 2014 and 2013:

	2015	2014	2013
Premiums earned	$14,235,227	$14,967,796	$12,108,754
Losses and loss expenses	6,814,836	11,691,957	2,323,726
Liability for losses and loss expenses	4,485,201	3,981,351	2,366,370

The following amounts represent the effect of affiliated reinsurance transactions on net premiums our insurance subsidiaries earned during 2015, 2014 and 2013:

	2015	2014	2013
Assumed	$396,978,823	$376,267,051	$349,718,647
Ceded	(221,953,918)	(209,196,816)	(192,779,933)

Net	$175,024,905	$167,070,235	$156,938,714

The following amounts represent the effect of affiliated reinsurance transactions on net losses and loss expenses our insurance subsidiaries incurred during 2015, 2014 and 2013:

	2015	2014	2013
Assumed	$241,690,332	$261,685,094	$209,625,219
Ceded	(141,579,559)	(152,837,586)	(122,662,469)

Net	$100,110,773	$108,847,508	$86,962,750

b. Expense Sharing

Donegal Mutual provides facilities, management and other services to us and our insurance subsidiaries. Donegal Mutual allocates certain related expenses to Atlantic States in relation to the relative participation of Atlantic States and Donegal Mutual in the pooling agreement. Our insurance subsidiaries other than Atlantic States reimburse Donegal Mutual for their personnel costs and bear their proportionate share of information services costs based on their percentage of the total written premiums of the Donegal Insurance Group. Charges for these services totalled $108,473,146, $98,634,816 and $94,021,056 for 2015, 2014 and 2013, respectively.

c. Lease Agreement

We lease office equipment and automobiles with terms ranging from 3 to 10 years to Donegal Mutual under a 10-year lease agreement dated January 1, 2011.

d. Legal Services

Donald H. Nikolaus, our Chairman of the Board and one of our directors, is a partner in the law firm of Nikolaus & Hohenadel. Such firm has served as our general counsel since 1986, principally in connection with the defense of claims litigation arising in Lancaster, Dauphin and York counties of Pennsylvania. We pay such firm its customary fees for such services.

e. Union Community Bank

At December 31, 2015 and 2014, we had $24,030,780 and $28,868,418, respectively, in checking accounts with UCB, a wholly owned subsidiary of DFSC. We earned $3,317, $2,757 and $1,954 in interest on these accounts during 2015, 2014 and 2013, respectively.

4 — Investments

The amortized cost and estimated fair values of our fixed maturities and equity securities at December 31, 2015 and 2014 are as follows:

	2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$51,193,849	$1,544,520	$—	$52,738,369
Obligations of states and political subdivisions	119,115,002	10,827,728	119,350	129,823,380
Corporate securities	65,306,517	816,408	1,560,891	64,562,034
Mortgage-backed securities	74,643,336	1,180,745	148,697	75,675,384

Totals	$310,258,704	$14,369,401	$1,828,938	$322,799,167

	2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$37,080,117	$159,510	$50,819	$37,188,808
Obligations of states and political subdivisions	223,768,856	13,151,235	363,672	236,556,419
Corporate securities	73,474,433	350,140	1,012,156	72,812,417
Mortgage-backed securities	154,686,660	1,045,022	895,767	154,835,915

Fixed maturities	489,010,066	14,705,907	2,322,414	501,393,559
Equity securities	35,765,030	2,268,639	772,848	37,260,821

Totals	$524,775,096	$16,974,546	$3,095,262	$538,654,380

	2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$53,619,146	$1,693,994	$127	$55,313,013
Obligations of states and political subdivisions	110,998,967	10,312,987	4,892	121,307,062
Corporate securities	52,225,691	1,234,527	460,523	52,999,695
Mortgage-backed securities	90,547,895	2,098,995	111,581	92,535,309

Totals	$307,391,699	$15,340,503	$577,123	$322,155,079

	2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$21,152,999	$125,609	$19,866	$21,258,742
Obligations of states and political subdivisions	248,045,899	18,210,313	14,150	266,242,062
Corporate securities	53,210,731	809,207	75,040	53,944,898
Mortgage-backed securities	91,791,807	2,004,558	92,283	93,704,082

Fixed maturities	414,201,436	21,149,687	201,339	435,149,784
Equity securities	29,985,828	1,651,822	815,628	30,822,022

Totals	$444,187,264	$22,801,509	$1,016,967	$465,971,806

At December 31, 2015, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $256.9 million and an amortized cost of $241.1 million. Our holdings also included special revenue bonds with an aggregate fair value of $109.5 million and an amortized cost of $101.8 million. With respect to both categories of bonds, we held no securities of any issuer that comprised more than 10% of that category at December 31, 2015. Education bonds and water and sewer utility bonds represented 57% and 26%, respectively, of our total investments in special revenue bonds based on their carrying values at December 31, 2015. Many of the issuers of the special revenue bonds we held at December 31, 2015 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held are similar to general obligation bonds.

At December 31, 2014, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $279.7 million and an amortized cost of $259.8 million. Our holdings also included special revenue bonds with an aggregate fair value of $107.8 million and an amortized cost of $99.2 million. With respect to both categories of bonds, we held no securities of any issuer that comprised more than 10% of that category at December 31, 2014. Education bonds and water and sewer utility bonds represented 55% and 27%, respectively, of our total investments in special revenue bonds based on their carrying values at December 31, 2014. Many of the issuers of the special revenue bonds we held at December 31, 2014 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held are similar to general obligation bonds.

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

We have segregated within accumulated other comprehensive income the net unrealized losses of $15.1 million arising prior to the November 30, 2013 reclassification date for fixed maturities reclassified from available for sale to held to maturity. We will amortize this balance over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same fixed maturities. During 2015, we recorded amortization of $1.3 million in accumulated other comprehensive income. At December 31, 2015 and 2014, net unrealized losses of $12.3 million and $13.6 million, respectively, remained within accumulated other comprehensive income.

We set forth below the amortized cost and estimated fair value of fixed maturities at December 31, 2015 by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Held to maturity
Due in one year or less	$2,493,562	$2,488,554
Due after one year through five years	35,862,800	36,313,522
Due after five years through ten years	79,335,315	81,223,850
Due after ten years	117,923,691	127,097,857
Mortgage-backed securities	74,643,336	75,675,384

Total held to maturity	$310,258,704	$322,799,167

Available for sale
Due in one year or less	$18,226,200	$18,495,967
Due after one year through five years	94,535,097	97,051,851
Due after five years through ten years	119,028,240	122,786,982
Due after ten years	102,533,869	108,222,844
Mortgage-backed securities	154,686,660	154,835,915

Total available for sale	$489,010,066	$501,393,559

The amortized cost of fixed maturities on deposit with various regulatory authorities at December 31, 2015 and 2014 amounted to $9,625,807 and $10,458,585, respectively.

Our investment in affiliate represented our 48.2% investment in DFSC in the amount of $38,476,708 and $39,283,924 at December 31, 2015 and 2014, respectively. We account for our investment in DFSC using the equity method of accounting. Under this method, we record our investment at cost, with adjustments for our share of DFSC’s earnings and losses as well as changes in DFSC’s equity due to its unrealized gains and losses.

We include our share of DFSC’s net income in our results of operations. We have compiled the following summary financial information for DFSC at December 31, 2015 and 2014 from the financial statements of DFSC.

	December 31,
	2015	2014
Balance sheets:
Total assets	$507,138,740	$505,934,003

Total liabilities	$427,422,661	$424,266,891
Stockholders’ equity	79,716,079	81,667,112

Total liabilities and stockholders’ equity	$507,138,740	$505,934,003

	Year Ended December 31,
	2015	2014	2013
Income statements:
Net income	$2,372,650	$2,853,576	$6,030,292

Other comprehensive (loss) income in our statements of comprehensive income includes net unrealized (losses) gains of ($263,991), $1.5 million and ($2.2 million) for 2015, 2014 and 2013, respectively, representing our share of DFSC’s unrealized investment gains or losses.

We derive net investment income, consisting primarily of interest and dividends, from the following sources:

	2015	2014	2013
Fixed maturities	$23,636,468	$22,910,621	$23,621,977
Equity securities	707,703	528,453	122,603
Short-term investments	181,154	139,243	98,817
Other	33,450	34,675	41,608

Investment income	24,558,775	23,612,992	23,885,005
Investment expenses	(3,609,077)	(5,268,610)	(5,089,766)

Net investment income	$20,949,698	$18,344,382	$18,795,239

We present below gross realized gains and losses from investments, including those we classified as held to maturity, and the change in the difference between fair value and cost of investments:

	2015	2014	2013
Gross realized gains:
Fixed maturities	$2,259,045	$1,811,295	$4,774,437
Equity securities	1,088,467	1,455,076	1,634,315

	3,347,512	3,266,371	6,408,752

Gross realized losses:
Fixed maturities	105,432	37,449	3,091,538
Equity securities	1,307,656	94,841	893,772

	1,413,088	132,290	3,985,310

Net realized gains	$1,934,424	$3,134,081	$2,423,442

Change in difference between fair value and cost of investments:
Fixed maturities	$(10,787,772)	$23,893,815	$(29,153,645)
Equity securities	659,597	581,467	160,652

Totals	$(10,128,175)	$24,475,282	$(28,992,993)

We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at December 31, 2015 as follows:

	Less than 12 months		12 months or longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$10,168,014	$50,819	$—	$—
Obligations of states and political subdivisions	19,437,469	483,022	—	—
Corporate securities	69,481,645	1,615,369	11,323,819	957,678
Mortgage-backed securities	105,299,953	875,658	7,538,257	168,806
Equity securities	9,245,342	772,848	—	—

Totals	$213,632,423	$3,797,716	$18,862,076	$1,126,484

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

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we write down the investment to its fair value, and we reflect the amount of the write-down as a realized loss in our results of operations when we consider the decline in value of an individual investment to be other than temporary. We individually monitor all investments for other-than-temporary declines in value. Generally, we assume there has been an other-than-temporary decline in value if an individual equity security has depreciated in value by more than 20% of original cost and has been in such an unrealized loss position for more than six months. We held 17 equity securities that were in an unrealized loss position at December 31, 2015. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we considered these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, company or geographic events that have negatively impacted the value of a security and rating agency downgrades. We held 216 debt securities that were in an unrealized loss position at December 31, 2015. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary.

We did not recognize any impairment losses in 2015, 2014 or 2013. We had no sales or transfers from our held to maturity portfolio in 2015, 2014 or 2013. We had no derivative instruments or hedging activities during 2015, 2014 or 2013.

5 — Fair Value Measurements

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

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that we could realize if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. We generally obtain two prices per security. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates we obtain are representative of fair values based upon the general knowledge of the market of our investment personnel, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security type and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At December 31, 2015, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at December 31, 2015, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

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

We evaluate our assets and liabilities on a regular basis to determine the appropriate level at which to classify them for each reporting period. Based on our review of the methodology and summary of inputs the pricing services use, we have concluded that our Level 1 and Level 2 investments were classified properly at December 31, 2015 and 2014.

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at December 31, 2015:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$37,188,808	$—	$37,188,808	$—
Obligations of states and political subdivisions	236,556,419	—	236,556,419	—
Corporate securities	72,812,417	—	72,812,417	—
Mortgage-backed securities	154,835,915	—	154,835,915	—
Equity securities	26,726,924	26,726,924	—	—

Total investments in the fair value hierarchy	528,120,483	26,726,924	501,393,559	—

Investment measured at net asset value	10,533,897	—	—	—

Totals	$538,654,380	$26,726,924	$501,393,559	$—

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at December 31, 2014:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$21,258,742	$—	$21,258,742	$—
Obligations of states and political subdivisions	266,242,062	—	266,242,062	—
Corporate securities	53,944,898	—	53,944,898	—
Mortgage-backed securities	93,704,082	—	93,704,082	—
Equity securities	20,767,600	20,767,600	—	—

Total investments in the fair value hierarchy	455,917,384	20,767,600	435,149,784	—

Investment measured at net asset value	10,054,422	—	—	—

Totals	$465,971,806	$20,767,600	$435,149,784	$—

6 — Deferred Policy Acquisition Costs

Changes in our insurance subsidiaries’ deferred policy acquisition costs are as follows:

	2015	2014	2013
Balance, January 1	$48,298,608	$43,627,510	$40,121,697
Acquisition costs deferred	103,322,780	94,817,098	85,258,813
Amortization charged to earnings	(99,513,000)	(90,146,000)	(81,753,000)

Balance, December 31	$52,108,388	$48,298,608	$43,627,510

7 — Property and Equipment

Property and equipment at December 31, 2015 and 2014 consisted of the following:

	2015	2014	Estimated Useful Life
Office equipment	$9,118,021	$9,458,444	3-15 years
Automobiles	1,685,483	2,069,761	5 years
Real estate	7,323,868	7,183,312	5-50 years
Software	2,794,864	2,776,141	5 years

	20,922,236	21,487,658
Accumulated depreciation	(13,895,093)	(13,819,318)

	$7,027,143	$7,668,340

Depreciation expense for 2015, 2014 and 2013 amounted to $792,733, $883,674 and $783,897, respectively.

8 — Liability for Losses and Loss Expenses

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

We summarize activity in our insurance subsidiaries’ liability for losses and loss expenses as follows:

	2015	2014	2013
Balance at January 1	$538,258,406	$495,619,269	$458,827,395
Less reinsurance recoverable	(245,957,364)	(230,014,037)	(207,891,560)

Net balance at January 1	292,301,042	265,605,232	250,935,835

Incurred related to:
Current year	391,166,740	373,932,058	332,770,088
Prior years	7,200,134	14,469,124	10,357,863

Total incurred	398,366,874	388,401,182	343,127,951

Paid related to:
Current year	236,834,666	229,939,627	201,781,955
Prior years	131,779,001	131,765,745	126,676,599

Total paid	368,613,667	361,705,372	328,458,554

Net balance at December 31	322,054,249	292,301,042	265,605,232
Plus reinsurance recoverable	256,150,860	245,957,364	230,014,037

Balance at December 31	$578,205,109	$538,258,406	$495,619,269

Our insurance subsidiaries recognized an increase in their liability for losses and loss expenses of prior years of $7.2 million, $14.5 million and $10.4 million in 2015, 2014 and 2013, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy, key reserving assumptions or claims management personnel, and they have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those years. The 2015 development represented 2.5% of the December 31, 2014 net carried reserves and resulted primarily from higher-than-expected severity in the private passenger automobile liability, commercial multiple peril and commercial automobile lines of business in accident years prior to 2015. The majority of the 2015 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States and Southern. The 2014 development represented 5.4% of the December 31, 2013 net carried reserves and resulted primarily from higher-than-expected severity in the private passenger automobile liability, commercial multiple peril and commercial automobile lines of business in accident years prior to 2014. The majority of the 2014 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States and Southern. The 2013 development represented 4.1% of the December 31, 2012 net carried reserves and resulted primarily from higher-than-expected severity in the private passenger automobile liability, commercial multiple peril, commercial automobile and workers’ compensation lines of business in accident years prior to 2013. The majority of the 2013 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States and Southern.

9 — Borrowings

Lines of Credit

In June 2015, we renewed our existing credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a $60.0 million unsecured, revolving line of credit. The line of credit now expires in July 2018. We have the right to request a one-year extension of the credit agreement as of each anniversary date of the agreement. At December 31, 2015, we had $46.0 million in outstanding borrowings and had the ability to borrow an additional $14.0 million at interest rates equal to M&T’s current prime rate or the then-current LIBOR rate plus 2.25%. The interest rate on our outstanding borrowings is adjustable quarterly. At December 31, 2015, the interest rate on our outstanding borrowings was 2.68%. We pay a fee of 0.2% per annum on the loan commitment amount regardless of usage. The credit agreement requires our compliance with certain covenants. These covenants include minimum levels of our net worth, leverage ratio, statutory surplus and the A.M. Best ratings of our insurance subsidiaries. We complied with all requirements of the credit agreement during 2015.

MICO has an agreement with the Federal Home Loan Bank (“FHLB”) of Indianapolis. Through its membership, MICO has the ability to issue debt to the FHLB of Indianapolis in exchange for cash advances. There were no outstanding borrowings at December 31, 2015 or 2014. The table below presents the amount of FHLB of Indianapolis stock MICO purchased, collateral pledged and assets related to MICO’s agreement at December 31, 2015.

FHLB stock purchased and owned as part of the agreement	$201,100
Collateral pledged, at par (carrying value $2,529,748)	2,552,250
Borrowing capacity currently available	2,437,379

Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. During 2013, Atlantic States issued secured debt in the principal amount of $15.0 million to the FHLB of Pittsburgh in exchange for cash advances in the amount of $15.0 million. Atlantic States then loaned $15.0 million to us. We used the proceeds of our loan from Atlantic States to fund our prepayment of subordinated debentures. In July 2015, Atlantic States issued secured debt in the principal amount of $20.0 million to the FHLB of Pittsburgh in exchange for cash advances in the amount of $20.0 million. Atlantic States then loaned $20.0 million to us. We used the proceeds of our loan from Atlantic States to repay borrowings under our line of credit with M&T. The interest rate on the advances was .38% at December 31, 2015. The table below presents the amount of FHLB of Pittsburgh stock Atlantic States purchased, collateral pledged and assets related to Atlantic States’ membership in the FHLB of Pittsburgh at December 31, 2015.

FHLB stock purchased and owned as part of the agreement	$1,540,300
Collateral pledged, at par (carrying value $36,893,743)	37,325,137
Borrowing capacity currently available	569,727

Subordinated Debentures

In January 2002, West Bend purchased a surplus note from MICO for $5.0 million to increase MICO’s statutory surplus. On December 1, 2010, Donegal Mutual purchased the surplus note from West Bend at face value. The surplus note carries an interest rate of 5.00%, and any repayment of principal or interest requires prior insurance regulatory approval. Upon receipt of regulatory approval, MICO paid $250,000 in interest to Donegal Mutual during each of 2015, 2014 and 2013.

10 — Reinsurance

Unaffiliated Reinsurers

Our insurance subsidiaries and Donegal Mutual purchase certain third-party reinsurance on a combined basis. Le Mars, MICO, Peninsula and Sheboygan also have separate third-party reinsurance programs that provide certain coverage that is commensurate with their relative size and exposures. Our insurance subsidiaries use several different reinsurers, all of which, consistent with the requirements of our insurance subsidiaries and Donegal Mutual, have an A.M. Best rating of A- (Excellent) or better, or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A- rating from A.M. Best. The external reinsurance our insurance subsidiaries and Donegal Mutual purchase includes “excess of loss reinsurance,” under which their losses are automatically reinsured, through a series of contracts, over a set retention (generally $1.0 million), and “catastrophic reinsurance,” under which they recover, through a series of contracts, 100% of an accumulation of many losses resulting from a single event, including natural disasters, over a set retention (generally $5.0 million) and after exceeding an annual aggregate deductible ($1.5 million in 2015 and 2014 and $5.0 million in 2013) up to aggregate losses of $149.0 million per occurrence. For property insurance, our insurance subsidiaries have excess of loss treaties that provide for coverage up to $5.0 million per loss. For liability insurance, our insurance subsidiaries have excess of loss treaties that provide for coverage up to $50.0 million per occurrence. For workers’ compensation insurance, our insurance subsidiaries have excess of loss treaties that provide for coverage up to $10.0 million on any one life. Our insurance subsidiaries and Donegal Mutual have property catastrophe coverage through a series of layered treaties up to aggregate losses of $154.0 million for any single event. As many as 25 reinsurers provided coverage for 2015 on any one treaty with no reinsurer taking more than 40% of any one treaty. The amount of coverage provided under each of these types of reinsurance depends upon the amount, nature, size and location of the risks being reinsured. Donegal Mutual and our insurance subsidiaries also purchased facultative reinsurance to cover exposures from losses that exceeded the limits provided by the treaty reinsurance Donegal Mutual and our insurance subsidiaries purchased. In order to write automobile insurance in the State of Michigan, MICO is required to be a member of the Michigan Catastrophic Claims Association (“MCCA”). The MCCA provides reinsurance to MICO for personal automobile and commercial automobile personal injury claims in the State of Michigan over a set retention.

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

The following amounts represent ceded reinsurance transactions with unaffiliated reinsurers during 2015, 2014 and 2013:

	2015	2014	2013
Premiums written	$40,997,351	$62,351,702	$69,776,461
Premiums earned	49,758,371	66,418,933	73,504,433
Losses and loss expenses	30,722,807	78,912,356	58,556,283
Prepaid reinsurance premiums	8,570,055	17,331,076	21,398,306
Liability for losses and loss expenses	113,023,942	114,929,716	114,313,279

Total Reinsurance

The following amounts represent total ceded reinsurance transactions with both affiliated and unaffiliated reinsurers during 2015, 2014 and 2013:

	2015	2014	2013
Premiums earned	$271,712,289	$275,615,749	$266,284,366
Losses and loss expenses	172,302,366	231,749,942	181,218,752
Prepaid reinsurance premiums	113,522,505	115,871,783	112,663,942
Liability for losses and loss expenses	256,150,860	245,957,364	230,014,037

The following amounts represent the effect of reinsurance on premiums written for 2015, 2014 and 2013:

	2015	2014	2013
Direct	$492,073,587	$469,274,692	$441,469,330
Assumed	406,126,275	388,750,312	359,753,517
Ceded	(269,363,012)	(278,823,589)	(267,792,144)

Net premiums written	$628,836,850	$579,201,415	$533,430,703

The following amounts represent the effect of reinsurance on premiums earned for 2015, 2014 and 2013:

	2015	2014	2013
Direct	$480,210,534	$455,689,137	$431,788,593
Assumed	397,142,483	376,424,147	349,787,717
Ceded	(271,712,289)	(275,615,749)	(266,284,366)

Net premiums earned	$605,640,728	$556,497,535	$515,291,944

11 — Income Taxes

Our provision for income tax for 2015, 2014 and 2013 consisted of the following:

	2015	2014	2013
Current	$5,621,367	$2,707,478	$4,973,430
Deferred	980,868	(963,679)	1,414,843

Federal income tax provision	$6,602,235	$1,743,799	$6,388,273

Our effective tax rate is different from the amount computed at the statutory federal rate of 35% for 2015, 2014 and 2013. The reasons for such difference and the related tax effects are as follows:

	2015	2014	2013
Income before income taxes	$27,592,268	$16,282,817	$32,710,265

Computed “expected” taxes	9,657,294	5,698,986	11,448,593
Tax-exempt interest	(4,806,855)	(5,063,140)	(5,789,963)
Proration	737,644	766,334	868,306
Other, net	1,014,152	341,619	(138,663)

Federal income tax provision	$6,602,235	$1,743,799	$6,388,273

The tax effects of temporary differences that give rise to significant portions of our deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014 are as follows:

	2015	2014
Deferred tax assets:
Unearned premium	$22,174,971	$20,548,545
Loss reserves	6,615,751	6,677,129
Net operating loss carryforward — Le Mars	1,402,857	1,534,303
Alternative minimum tax credit carryforward	10,336,593	11,880,197
Other	2,565,340	1,451,017

Total gross deferred tax assets	43,095,512	42,091,191
Less valuation allowance	(440,778)	(440,778)

Net deferred tax assets	42,654,734	41,650,413

Deferred tax liabilities:
Deferred policy acquisition costs	18,237,936	16,904,513
Net unrealized gains	416,635	2,882,534
Other	4,556,356	4,717,063

Total gross deferred tax liabilities	23,210,927	24,504,110

Net deferred tax asset	$19,443,807	$17,146,303

We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of a deferred tax asset. At December 31, 2015 and 2014, we established a valuation allowance of $440,778 related to a portion of the net operating loss carryforward of Le Mars that we acquired on January 1, 2004. We determined that we were not required to establish a valuation allowance for the other net deferred tax assets of $42.7 million and $41.7 million at December 31, 2015 and 2014, respectively, since it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income and our implementation of tax-planning strategies.

Tax years 2012 through 2015 remained open for examination at December 31, 2015. The net operating loss carryforward of $4.0 million of Le Mars will begin to expire in 2020 if not utilized and is subject to an annual limitation of approximately $376,000. We also had an alternative minimum tax credit carryforward of $10.3 million at December 31, 2015 with an indefinite life.

12 — Stockholders’ Equity

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

In February 2009, our board of directors authorized a share repurchase program, pursuant to which we may purchase up to 300,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of Securities and Exchange Commission (“SEC”) Rule 10b-18 and in privately negotiated transactions. We purchased 3,222 and 846 shares of our Class A common stock under this program during 2015 and 2014, respectively. As of December 31, 2015, we had no remaining authority to purchase shares under this program.

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 additional shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of the SEC Rule 10b-18 and in privately negotiated transactions. We purchased 57,658 shares of our Class A common stock under this program during 2015. We did not purchase any shares of our Class A common stock under this program during 2013 or 2014. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through December 31, 2015.

On December 18, 2015, we and Donegal Mutual entered into a Stock Purchase and Standstill Agreement (the “Purchase Agreement”) with Gregory M. Shepard (“Mr. Shepard”). Under the terms of the Purchase Agreement, we purchased 2,000,000 shares of our Class A common stock from Mr. Shepard on December 22, 2015 for a price of $33.0 million, or $16.50 per share, representing a premium of approximately $5.8 million from the market price of our Class A common stock on the date of the Purchase Agreement. We reported this premium in excess of the market price as an expense in our consolidated statements of income and comprehensive income that we include in this Form 10-K Report. We borrowed $33.0 million under our existing line of credit with M&T Bank to fund the purchase. The Purchase Agreement contains a number of typical “standstill” provisions pursuant to which Mr. Shepard and any affiliate of Mr. Shepard agree not to take a number of “control-seeking” actions with respect to us for a period of 25 years from the date of the Purchase Agreement.

At December 31, 2015, our treasury stock consisted of 3,002,588 and 72,465 shares of Class A common stock and Class B common stock, respectively. At December 31, 2014, our treasury stock consisted of 941,708 and 72,465 shares of Class A common stock and Class B common stock, respectively.

13 — Stock Compensation Plans

Equity Incentive Plans

Since 1996, we have maintained an Equity Incentive Plan for Employees. During 2015, we adopted a plan that made a total of 4,500,000 shares of Class A common stock available for issuance to employees of our subsidiaries and affiliates. The plan provides for the granting of awards by our board of directors in the form of stock options, stock appreciation rights, restricted stock or any combination of the above. The plan provides that stock options may become exercisable up to five years from their date of grant, with an option price not less than fair market value on the date preceding the date of grant. We have not granted any stock appreciation rights.

Since 1996, we have maintained an Equity Incentive Plan for Directors. During 2015, we adopted a plan that made 500,000 shares of Class A common stock available for issuance to our directors and the directors of our subsidiaries and affiliates. We may make awards in the form of stock options. The plan also provides for the issuance of 500 shares of restricted stock on the first business day of January in each year to each of our directors and each director of Donegal Mutual who does not serve as one of our directors. We issued 7,200, 6,800 and 6,800 shares of restricted stock on January 2, 2015, 2014 and 2013 under our director plan.

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

The weighted-average grant date fair value of options we granted during 2015 was $1.55. We calculated this fair value based upon a risk-free interest rate of 1.86%, an expected life of three years, an expected volatility of 23% and an expected dividend yield of 4%.

The weighted-average grant date fair value of options we granted during 2014 was $1.69. We calculated this fair value based upon a risk-free interest rate of 1.76%, an expected life of five years, an expected volatility of 18% and an expected dividend yield of 3%.

The weighted-average grant date fair value of options we granted during 2013 was $2.20. We calculated this fair value based upon a risk-free interest rate of 1.63%, an expected life of five years, an expected volatility of 23% and an expected dividend yield of 3%.

We charged compensation expense for our stock compensation plans against income before income taxes of $2.6 million, $2.1 million and $599,179 for the years ended December 31, 2015, 2014 and 2013, respectively, with a corresponding income tax benefit of $896,753, $700,487 and $203,721. At December 31, 2015 and 2014, our total unrecognized compensation cost related to non-vested share-based compensation granted under our stock compensation plans was $4.0 million and $4.6 million, respectively. We expect to recognize this cost over a weighted average period of 1.3 years.

During 2015, we received cash from option exercises under all stock compensation plans of $13.7 million. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of $437,474 for 2015. During 2014, we received cash from option exercises under all stock compensation plans of $6.5 million. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of $304,533 for 2014. During 2013, we received cash from option exercises under all stock compensation plans of $9.7 million. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of $531,159 for 2013. No further shares are available for future option grants for plans in effect prior to 2015.

Information regarding activity in our stock option plans follows:

	Number of Options	Weighted- Average Exercise Price Per Share
Outstanding at December 31, 2012	6,700,825	$14.27
Granted — 2013	2,543,500	15.90
Exercised — 2013	(722,322)	13.45
Forfeited — 2013	(116,669)	13.65
Expired — 2013	(1,204,000)	17.52

Outstanding at December 31, 2013	7,201,334	14.39
Granted — 2014	1,574,500	15.80
Exercised — 2014	(474,893)	13.64
Forfeited — 2014	(112,511)	15.23
Expired — 2014	(5,000)	17.50

Outstanding at December 31, 2014	8,183,430	14.69
Granted — 2015	1,710,500	13.64
Exercised — 2015	(983,370)	13.91
Forfeited — 2015	(114,967)	15.30
Expired — 2015	(641)	14.00

Outstanding at December 31, 2015	8,794,952	$14.57

Exercisable at:
December 31, 2013	3,028,619	$13.47

December 31, 2014	4,477,240	$13.88

December 31, 2015	5,250,338	$14.42

Shares available for future option grants at December 31, 2015 totaled 3,289,500 shares under all plans.

The following table summarizes information about stock options outstanding at December 31, 2015:

Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life	Number of Options Exercisable
$14.00	20,000	0.5 years	20,000
12.50	1,668,148	6.0 years	1,668,148
14.50	1,433,303	7.0 years	1,433,303
15.90	2,423,667	8.0 years	1,615,776
15.80	1,539,334	9.0 years	513,111
13.64	1,710,500	5.0 years	—

Total	8,794,952		5,250,338

Employee Stock Purchase Plan

Since 1996, we have maintained an Employee Stock Purchase Plan. During 2011, we adopted a plan that made 300,000 shares of our Class A common stock available for issuance. The plan extends over a 10-year period and provides for shares to be offered to all eligible employees at a purchase price equal to the lesser of 85% of the fair market value of our Class A common stock on the last day before the first day of each enrollment period (June 1 and December 1 of each year) under the plan or 85% of the fair market value of our Class A common stock on the last day of each subscription period (June 30 and December 31 of each year).

A summary of plan activity follows:

	Shares Issued
	Price	Shares
January 1, 2013	11.93	16,485
July 1, 2013	11.76	19,805
January 1, 2014	12.58	16,964
July 1, 2014	13.01	19,627
January 1, 2015	12.40	17,662
July 1, 2015	12.95	20,006

On January 1, 2016, we issued 18,387 shares at a price of $11.97 per share under this plan.

Agency Stock Purchase Plan

Since 1996, we have maintained an Agency Stock Purchase Plan. During 2015, we adopted a plan that made 350,000 shares of our Class A common stock available for issuance to agents of our insurance subsidiaries and Donegal Mutual. The plan permits an agent to invest up to $12,000 per subscription period (April 1 to September 30 and October 1 to March 31 of each year) under various methods. We issue stock at the end of each subscription period at a price equal to 90% of the average market price during the last ten trading days of each subscription period. During 2015, 2014 and 2013, we issued 84,198, 84,320 and 79,532 shares, respectively, under this plan. The expense we recognized under the plan was not material.

14 — Statutory Net Income, Capital and Surplus and Dividend Restrictions

The following table presents selected information, as filed with insurance regulatory authorities, for our insurance subsidiaries as determined in accordance with accounting practices prescribed or permitted by such insurance regulatory authorities:

	2015	2014	2013
Atlantic States:
Statutory capital and surplus	$207,636,824	$191,195,309	$186,606,655
Statutory unassigned surplus	149,257,062	134,473,661	131,028,806
Statutory net income	13,352,784	6,054,186	12,596,844
Southern:
Statutory capital and surplus	61,742,861	60,061,445	62,702,432
Statutory unassigned surplus	10,459,840	8,946,329	11,701,045
Statutory net income	2,301,009	987,335	4,195,635
Le Mars:
Statutory capital and surplus	26,168,865	27,251,245	27,627,914
Statutory unassigned surplus	13,367,321	14,571,069	15,032,372
Statutory net (loss) income	(600,608)	(591,242)	790,147
Peninsula:
Statutory capital and surplus	41,838,137	42,065,153	41,891,487
Statutory unassigned surplus	23,813,003	24,170,534	24,089,092
Statutory net income	1,976,093	3,240,015	1,481,670
Sheboygan:
Statutory capital and surplus	13,254,117	11,553,018	12,085,839
Statutory unassigned surplus (deficit)	1,107,421	(525,782)	52,211
Statutory net income (loss)	1,719,703	(707,321)	1,374,543
MICO:
Statutory capital and surplus	46,199,534	41,989,986	41,594,701
Statutory unassigned surplus	19,894,850	15,860,855	15,588,110
Statutory net income (loss)	3,562,536	(276,023)	1,170,008

Our principal source of cash for payment of dividends is dividends from our insurance subsidiaries. State insurance laws require our insurance subsidiaries to maintain certain minimum capital and surplus amounts on a statutory basis. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk-based capital (“RBC”) requirements that may further impact their ability to pay dividends. Our insurance subsidiaries’ statutory capital and surplus at December 31, 2015 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin. Amounts available for distribution to us as dividends from our insurance subsidiaries without prior approval of insurance regulatory authorities in 2016 are $20.8 million from Atlantic States, $2.3 million from Southern, $2.6 million from Le Mars, $4.2 million from Peninsula, $1.3 million from Sheboygan and $4.6 million from MICO, or a total of approximately $35.8 million.

15 — Reconciliation of Statutory Filings to Amounts Reported Herein

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

Reconciliations of statutory net income and capital and surplus, as determined using SAP, to the amounts included in the accompanying GAAP financial statements are as follows:

	Year Ended December 31,
	2015	2014	2013
Statutory net income of insurance subsidiaries	$22,311,517	$8,706,950	$21,608,847
Increases (decreases):
Deferred policy acquisition costs	3,809,780	4,671,098	3,505,813
Deferred federal income taxes	(168,395)	963,679	(1,414,843)
Salvage and subrogation recoverable	1,082,800	1,132,000	1,059,400
Consolidating eliminations and adjustments	(3,679,277)	(11,075,829)	(10,648,834)
Parent-only net (loss) income	(2,366,392)	10,141,120	12,211,609

Net income as reported herein	$20,990,033	$14,539,018	$26,321,992

	Year Ended December 31,
	2015	2014	2013
Statutory capital and surplus of insurance subsidiaries	$396,840,338	$374,116,156	$372,509,028
Increases (decreases):
Deferred policy acquisition costs	52,108,388	48,298,608	43,627,510
Deferred federal income taxes	(16,930,202)	(17,639,443)	(12,251,398)
Salvage and subrogation recoverable	15,274,800	14,192,000	13,060,000
Non-admitted assets and other adjustments, net	2,441,591	2,236,021	2,363,038
Fixed maturities	957,401	7,637,828	(1,465,363)
Parent-only equity and other adjustments	(42,303,748)	(12,706,527)	(20,965,704)

Stockholders’ equity as reported herein	$408,388,568	$416,134,643	$396,877,111

16 — Supplementary Cash Flow Information

The following table reflects net income taxes and interest we paid during 2015, 2014 and 2013:

	2015	2014	2013
Income taxes	$7,100,000	$2,550,000	$5,450,000
Interest	870,675	1,252,194	1,527,037

17 — Earnings Per Share

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

We present below a reconciliation of the numerators and denominators we used in the basic and diluted per share computations for our Class A common stock:

	Year Ended December 31,
(dollars in thousands, except per share data)	2015	2014	2013
Basic earnings per share:
Numerator:
Allocation of net income	$17,155	$11,797	$21,110

Denominator:
Weighted-average shares outstanding	22,045,999	21,099,861	20,363,677

Basic earnings per share	$0.78	$0.56	$1.04

Diluted earnings per share:
Numerator:
Allocation of net income	$17,155	$11,797	$21,110

Denominator:
Number of shares used in basic computation	22,045,999	21,099,861	20,363,677
Weighted-average effect of dilutive securities
Add: Director and employee stock options	348,122	464,595	398,708

Number of shares used in per share computations	22,394,121	21,564,456	20,762,385

Diluted earnings per share	$0.77	$0.55	$1.02

We used the following information in the basic and diluted per share computations for our Class B common stock:

	Year Ended December 31,
(dollars in thousands, except per share data)	2015	2014	2013
Basic and diluted earnings per share:
Numerator:
Allocation of net income	$3,835	$2,742	$5,212

Denominator:
Weighted-average shares outstanding	5,576,775	5,576,775	5,576,775

Basic and diluted earnings per share	$0.69	$0.49	$0.94

During 2014 and 2013, we did not include certain options to purchase shares of our Class A common stock in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of our Class A common stock. The following table reflects the options we did not include:

	2014	2013
Options excluded from diluted earnings per share	4,030,500	2,548,500

18 — Condensed Financial Information of Parent Company

Condensed Balance Sheets

(in thousands)

December 31,	2015	2014
Assets
Investment in subsidiaries/affiliates (equity method)	$493,600	$472,903
Short-term investments	32	530
Cash	1,153	1,543
Property and equipment	619	948
Other	649	429

Total assets	$496,053	$476,353

Liabilities and Stockholders’ Equity
Liabilities
Cash dividends declared to stockholders	$3,512	$3,467
Borrowings under lines of credit	81,000	53,500
Other	3,152	3,251

Total liabilities	87,664	60,218

Stockholders’ equity	408,389	416,135

Total liabilities and stockholders’ equity	$496,053	$476,353

Condensed Statements of Income and Comprehensive Income

(in thousands)

Year Ended December 31,	2015	2014	2013
Statements of Income
Revenues
Dividends from subsidiaries	$3,875	$11,500	$12,500
Other	2,028	2,099	3,758

Total revenues	5,903	13,599	16,258

Expenses
Operating expenses	2,451	2,746	3,777
Premium paid on purchase of treasury stock	5,780	—	—
Interest	1,066	1,367	1,488

Total expenses	9,297	4,113	5,265

(Loss) income before income tax benefit and equity in undistributed net income of subsidiaries	(3,394)	9,486	10,993
Income tax benefit	1,028	655	1,219

(Loss) income before equity in undistributed net income of subsidiaries	(2,366)	10,141	12,212
Equity in undistributed net income of subsidiaries	23,356	4,398	14,110

Net income	$20,990	$14,539	$26,322

Statements of Comprehensive Income
Net income	$20,990	$14,539	$26,322

Other comprehensive (loss) income, net of tax
Unrealized (loss) gain — subsidiaries	(4,579)	7,666	(28,707)

Other comprehensive (loss) income, net of tax	(4,579)	7,666	(28,707)

Comprehensive income (loss)	$16,411	$22,205	$(2,385)

Condensed Statements of Cash Flows

(in thousands)

Year Ended December 31,	2015	2014	2013
Cash flows from operating activities:
Net income	$20,990	$14,539	$26,322

Adjustments:
Equity in undistributed net income of subsidiaries	(23,356)	(4,398)	(14,110)
Other	539	(432)	(2,200)

Net adjustments	(22,817)	(4,830)	(16,310)

Net cash (used) provided	(1,827)	9,709	10,012

Cash flows from investing activities:
Net sale (purchase) of short-term investments	498	(381)	176
Net purchase of property and equipment	(23)	(426)	(420)
Investment in subsidiaries	(2,427)	(1,710)	990
Other	—	26	44

Net cash (used) provided	(1,952)	(2,491)	790

Cash flows from financing activities:
Cash dividends paid	(14,454)	(13,575)	(12,809)
Issuance of common stock	18,468	10,808	12,648
Payments on subordinated debentures	—	—	(15,465)
Payments on line of credit	(9,500)	(7,500)	(15,500)
Borrowings under lines of credit	37,000	3,000	21,500
Purchase of treasury stock	(28,125)	(12)	(377)

Net cash provided (used)	3,389	(7,279)	(10,003)

Net change in cash	(390)	(61)	799
Cash at beginning of year	1,543	1,604	805

Cash at end of year	$1,153	$1,543	$1,604

19 — Segment Information

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

We do not allocate assets to the personal and commercial lines and review the two segments in total for purposes of decision-making. We operate only in the United States, and no single customer or agent provides 10 percent or more of our revenues.

Financial data by segment is as follows:

	2015	2014	2013
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$261,286	$231,056	$202,983
Personal lines	344,355	325,442	312,309

GAAP premiums earned	605,641	556,498	515,292
Net investment income	20,950	18,344	18,795
Realized investment gains	1,934	3,134	2,423
Equity in earnings of DFSC	1,277	1,243	2,908
Other	6,585	7,329	7,692

Total revenues	$636,387	$586,548	$547,110

	2015	2014	2013
	(in thousands)
Income before income taxes:
Underwriting income (loss):
Commercial lines	$9,259	$(9,434)	$(524)
Personal lines	(6,414)	(6,383)	1,654

SAP underwriting income (loss)	2,845	(15,817)	1,130
GAAP adjustments	3,344	6,312	5,175

GAAP underwriting income (loss)	6,189	(9,505)	6,305
Net investment income	20,950	18,344	18,795
Realized investment gains	1,934	3,134	2,423
Equity in earnings of DFSC	1,277	1,243	2,908
Premium paid on purchase of treasury stock	(5,780)	—	—
Other	3,022	3,067	2,279

Income before income taxes	$27,592	$16,283	$32,710

20 — Guaranty Fund and Other Insurance-Related Assessments

Our insurance subsidiaries’ liabilities for guaranty fund and other insurance-related assessments were $1,348,427 and $1,440,845 at December 31, 2015 and 2014, respectively. These liabilities included $400,690 and $472,665 related to surcharges collected by our insurance subsidiaries on behalf of regulatory authorities for 2015 and 2014, respectively.

21 — Interim Financial Data (unaudited)

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$146,529,816	$150,457,785	$153,096,075	$155,557,052
Total revenues	154,772,448	158,016,954	159,801,784	163,796,077
Net losses and loss expenses	95,939,312	97,839,291	102,233,708	102,354,563
Net income	6,854,336	6,465,027	5,686,831	1,983,839
Net earnings per common share:
Class A common stock — basic	0.26	0.24	0.21	0.07
Class A common stock — diluted	0.25	0.24	0.21	0.07
Class B common stock — basic and diluted	0.23	0.21	0.18	0.07

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$133,548,261	$136,589,156	$142,149,561	$144,210,557
Total revenues	140,339,087	145,481,928	149,135,383	151,591,344
Net losses and loss expenses	97,632,392	97,887,449	91,003,905	101,877,436
Net (loss) income	(634,414)	1,938,670	8,748,711	4,486,051
Net (loss) earnings per common share:
Class A common stock — basic	(0.02)	0.08	0.33	0.17
Class A common stock — diluted	(0.02)	0.07	0.33	0.17
Class B common stock — basic and diluted	(0.02)	0.07	0.30	0.14

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Donegal Group Inc.:

We have audited the accompanying consolidated balance sheets of Donegal Group Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Donegal Financial Services Corporation (a 48.2 percent owned investee company). The Company’s investment in Donegal Financial Services Corporation at December 31, 2015 and 2014 was $38,476,708 and $39,283,924, respectively, and its equity in earnings of Donegal Financial Services Corporation was $1,277,229, $1,242,910 and $2,907,867 for the years ended December 31, 2015, 2014 and 2013, respectively. The financial statements of Donegal Financial Services Corporation were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Donegal Financial Services Corporation, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Donegal Group Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Donegal Group Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 18, 2016 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Philadelphia, Pennsylvania

March 18, 2016

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015, the end of the period covered by this Form 10-K Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness in internal control over financial reporting we describe below, our disclosure controls and procedures were not effective as of December 31, 2015.

Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, on a timely basis, and that the information disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on our evaluation under the COSO Framework, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2015 due to the material weakness we describe below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The identified material weakness in our internal control over financial reporting pertains to our control activities over the accounting for a significant and unusual transaction related to the purchase of a large block of our Class A common stock in December 2015. The control activities were not designed appropriately to ensure that our related accounting conclusions were sufficiently documented and reviewed for compliance with U.S. generally accepted accounting principles (“GAAP”). The material weakness resulted in a material misstatement of the cost of our treasury stock and amounts within our statement of operations that were corrected prior to the issuance of our consolidated financial statements.

Notwithstanding this material weakness, our management concluded that our consolidated financial statements we include in this Form 10-K Report present fairly, in all material respects, our financial position and our results of operations and cash flows in conformity with GAAP, and KPMG LLP, our independent registered public accounting firm, has issued an unqualified opinion on our consolidated financial statements as of December 31, 2015 and 2014 and for each of the years in the three-year period ended December 31, 2015. This material weakness has no impact on our consolidated financial statements for prior years.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, as stated in their adverse report, which we include elsewhere in this Form 10-K Report.

Management Remediation Plan

To remediate the material weakness, we describe above, our management is enhancing and revising the design of existing controls and procedures over our accounting for significant and unusual transactions. These controls relate to enhanced documentation of our management’s evaluation of the facts and circumstances supporting our management’s judgments and conclusions, and may include consultation with third-party experts with relevant knowledge and experience to assist our management with the evaluation of our accounting for significant and unusual transactions.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Donegal Group Inc.:

We have audited Donegal Group Inc.’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Donegal Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness relating to control activities over the accounting for a significant and unusual transaction has been identified and included in management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Donegal Group Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated March 18, 2016, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Donegal Group Inc. has not maintained effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Philadelphia, Pennsylvania

March 18, 2016

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

We incorporate the response to this Item 10 by reference to our proxy statement we will file with the SEC on or about March 21, 2016 relating to our annual meeting of stockholders that we will hold on April 21, 2016, or our Proxy Statement. We respond to this Item with respect to our executive officers by reference to Part I of this Form 10-K Report.

We incorporate the full text of our Code of Business Conduct and Ethics by reference to Exhibit 14 to this Form 10-K Report.

Item 11.	Executive Compensation.

We incorporate the response to this Item 11 by reference to our Proxy Statement. Neither the Report of our Compensation Committee nor the Report of our Audit Committee included in our Proxy Statement shall constitute or be deemed to constitute a filing with the SEC under the Securities Act or the Exchange Act or be deemed to have been incorporated by reference into any filing we make under the Securities Act or the Exchange Act, except to the extent we specifically incorporate the Report of Our Compensation Committee or the Report of Our Audit Committee by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate the response to this Item 12 by reference to our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

We incorporate the response to this Item 13 by reference to our Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

We incorporate the response to this Item 14 by reference to our Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Financial statements, financial statement schedule and exhibits filed:

(a) Consolidated Financial Statements

Page
Reports of Independent Registered Public Accounting Firm	92

Donegal Group Inc. and Subsidiaries:

Consolidated Balance Sheets at December 31, 2015 and 2014	58

Consolidated Statements of Income and Comprehensive Income for each of the years in the three-year period ended December 31, 2015, 2014 and 2013	59

Consolidated Statements of Stockholders’ Equity for each of the years in the three-year period ended December 31, 2015, 2014 and 2013	60

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2015, 2014 and 2013	61

Notes to Consolidated Financial Statements	62

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

(c) Exhibits

Exhibit No.	Description of Exhibits	Reference

3.1	Certificate of Incorporation of Donegal Group Inc., as amended.	(a)

3.2	Amended and Restated By-laws of Donegal Group Inc.	(i)

Management Contracts and Compensatory Plans or Arrangements

10.1	Donegal Group Inc. 2013 Equity Incentive Plan for Employees.	(c)

10.2	Donegal Group Inc. 2013 Equity Incentive Plan for Directors.	(c)

10.3	Donegal Group Inc. 2011 Employee Stock Purchase Plan.	(c)

10.4	Donegal Group Inc. 2011 Equity Incentive Plan for Employees.	(c)

10.5	Donegal Group Inc. 2011 Equity Incentive Plan for Directors.	(c)

10.6	Employment Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Donald H. Nikolaus.	(d)

10.7	Consulting Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Donald H. Nikolaus.	(d)

10.8	Employment Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Kevin G. Burke.	(d)

Exhibit No.	Description of Exhibits	Reference

10.9	Employment Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Cyril J. Greenya.	(d)

10.10	Employment Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Jeffrey D. Miller.	(d)

10.11	Employment Agreement dated as of July 18, 2013 among Donegal Mutual Insurance Company, Donegal Group Inc. and Sanjay Pandey.	(s)

10.12	Employment Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Robert G. Shenk.	(d)

10.13	Employment Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Daniel J. Wagner.	(d)

10.14	Donegal Mutual Insurance Company 401(k) Plan.	(e)

10.15	Amendment No. 1 effective January 1, 2000 to Donegal Mutual Insurance Company 401(k) Plan.	(e)

10.16	Amendment No. 2 effective January 6, 2000 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

10.17	Amendment No. 3 effective July 23, 2001 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

10.18	Amendment No. 4 effective January 1, 2002 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

10.19	Amendment No. 5 effective December 31, 2001 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

10.20	Amendment No. 6 effective July 1, 2002 to Donegal Mutual Insurance Company 401(k) Plan.	(h)

10.21	Donegal Group Inc. Cash Incentive Bonus Plan.	(j)

10.22	Donegal Group Inc. 2015 Equity Incentive Plan for Employees.	(t)

10.23	Donegal Group Inc. 2015 Equity Incentive Plan for Directors.	(t)

Other Material Contracts

10.24	Reinsurance and Retrocession Agreement dated May 21, 1996 between Donegal Mutual Insurance Company and Southern Insurance Company of Virginia.	(f)

10.25	Surplus Note Purchase Agreement dated September 8, 2009 between Donegal Mutual Insurance Company and Southern Mutual Insurance Company.	(k)

10.26	Quota-share Reinsurance Agreement dated October 30, 2009 but effective 11:59 p.m. on October 31, 2009 between Donegal Mutual Insurance Company and Southern Mutual Insurance Company.	(k)

10.27	Services and Affiliation Agreement dated October 30, 2009 between Donegal Mutual Insurance Company and Southern Mutual Insurance Company.	(k)

10.28	Technology License Agreement dated October 30, 2009 between Donegal Mutual Insurance Company and Southern Mutual Insurance Company.	(k)

10.29	Amended and Restated Proportional Reinsurance Agreement dated March 1, 2010 between Donegal Mutual Insurance Company and Atlantic States Insurance Company.	(k)

10.30	Agreement and Plan of Merger dated April 19, 2010, and as amended May 20, 2010, among Donegal Acquisition Inc., Donegal Financial Services Corporation, Donegal Group Inc. and Union National Financial Corporation; amended dated September 1, 2010; amended dated December 8, 2010.	(l)

10.31	Amended and Restated Agreement and Plan of Merger dated December 6, 2010 among Michigan Insurance Company, West Bend Mutual Insurance Company, Donegal Group Inc. and DGI Acquisition Corp.	(m)

10.32	Amended and Restated Tax Sharing Agreement dated December 1, 2010 among Donegal Group Inc., Atlantic States Insurance Company, Southern Insurance Company of Virginia, Le Mars Insurance Company, The Peninsula Insurance Company, Peninsula Indemnity Company and Michigan Insurance Company.	(n)

Exhibit No.	Description of Exhibits	Reference

10.33	Amended and Restated Services Allocation Agreement dated December 1, 2010 among Donegal Group Inc., Atlantic States Insurance Company, Southern Insurance Company of Virginia, Le Mars Insurance Company, The Peninsula Insurance Company, Peninsula Indemnity Company and Michigan Insurance Company.	(n)

10.34	Quota-share Reinsurance Agreement dated December 1, 2010 between Donegal Mutual Insurance Company and Michigan Insurance Company.	(n)

10.35	Donegal Group Inc. 2015 Agency Stock Purchase Plan.	(o)

10.36	Credit Agreement dated June 21, 2010 between Donegal Group Inc. and Manufacturers and Traders Trust Company, First Amendment to Credit Agreement dated October 12, 2010 and Second Amendment to Credit Agreement dated June 1, 2011.	(p)

10.37	Third Amendment to Credit Agreement between Donegal Group Inc. and Manufacturers and Traders Trust Company dated June 1, 2012 and Fourth Amendment to Credit Agreement dated December 5, 2012.	(q)

10.38	Fifth Amendment to Credit Agreement between Donegal Group Inc. and Manufacturers and Traders Trust Company dated June 1, 2013.	(r)

10.39	Sixth Amendment to Credit Agreement between Donegal Group Inc. and Manufacturers and Traders Trust Company dated June 1, 2014.	(s)

10.40	Seventh Amendment to Credit Agreement between Donegal Group Inc. and Manufacturers and Traders Trust Company dated June 1, 2015.	Filed herewith

10.41	Stock Purchase and Standstill Agreement dated as of December 18, 2015 among Donegal Mutual Insurance Company, Donegal Group Inc. and Gregory M. Shepard.	(u)

14	Code of Business Conduct and Ethics.	(g)

21	Subsidiaries of Registrant.	Filed herewith

23.1	Report and Consent of Independent Registered Public Accounting Firm.	Filed herewith

23.2	Consent of Independent Registered Public Accounting Firm.	Filed herewith

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer.	Filed herewith

32.2	Section 1350 Certification of Chief Financial Officer.	Filed herewith

Exhibit 101.INS	XBRL Instance Document	Filed herewith

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

Exhibit No.	Description of Exhibits	Reference

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

(a)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-Q for the quarterly period ended March 31, 2013.
(b)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2001.
(c)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated April 22, 2011.
(d)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated August 3, 2011.
(e)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 1999.
(f)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 1996.
(g)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2003.
(h)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2002.
(i)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated July 18, 2008.
(j)	We incorporate such exhibit by reference to the description of such plan in Registrant’s definitive proxy statement for its Annual Meeting of Stockholders held on April 17, 2014 filed on March 17, 2014.
(k)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2009.
(l)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form S-4 registration statement filed June 25, 2010, Registrant’s Form 8-K Report dated September 1, 2010 and Registrant’s Form 8-K Report dated December 8, 2010.
(m)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated December 8, 2010.
(n)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2010.
(o)	We incorporate such exhibit by reference to the like-described exhibit filed in Registrant’s Form S-3 registration statement filed on April 28, 2015.
(p)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2011.
(q)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2012.
(r)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2013.
(s)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2014.
(t)	We incorporate such exhibit by reference to the description of such plan in Registrant’s definitive proxy statement for its Annual Meeting of Stockholders held on April 16, 2015 filed on March 16, 2015.
(u)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated December 22, 2015.

DONEGAL GROUP INC. AND SUBSIDIARIES

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

Years Ended December 31, 2015, 2014 and 2013

($ in thousands)

Segment	Net Premiums Earned	Net Investment Income	Net Losses and Loss Expenses	Amortization of Deferred Policy Acquisition Costs	Other Underwriting Expenses	Net Premiums Written
Year Ended December 31, 2015
Personal lines	$344,355	$—	$235,717	$56,581	$55,556	$352,327
Commercial lines	261,286	—	162,650	42,932	42,154	276,510
Investments	—	20,950	—	—	—	—

	$605,641	$20,950	$398,367	$99,513	$97,710	$628,837

Year Ended December 31, 2014
Personal lines	$325,442	$—	$221,975	$52,718	$49,509	$334,739
Commercial lines	231,056	—	166,426	37,428	35,150	244,462
Investments	—	18,344	—	—	—	—

	$556,498	$18,344	$388,401	$90,146	$84,659	$579,201

Year Ended December 31, 2013
Personal lines	$312,309	$—	$206,977	$49,549	$49,818	$318,698
Commercial lines	202,983	—	136,151	32,204	32,379	214,733
Investments	—	18,795	—	—	—	—

	$515,292	$18,795	$343,128	$81,753	$82,197	$533,431

DONEGAL GROUP INC. AND SUBSIDIARIES

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION, CONTINUED

($ in thousands)

	At December 31,
Segment	Deferred Policy Acquisition Costs	Liability For Losses and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable
2015
Personal lines	$29,754	$208,154	$245,241	$—
Commercial lines	22,354	370,051	184,252	—
Investments	—	—	—	—

	$52,108	$578,205	$429,493	$—

2014
Personal lines	$28,641	$207,229	$242,327	$—
Commercial lines	19,658	331,029	166,319	—
Investments	—	—	—	—

	$48,299	$538,258	$408,646	$—

See accompanying Report and Consent of Independent Registered Public Accounting Firm.

Donegal Financial Services

Corporation

Consolidated Financial Statements

As of December 31, 2015 and 2014

Years Ended December 31, 2015, 2014 and 2013

Donegal Financial Services Corporation

Report of Independent Registered Public Accounting Firm

Board of Directors

Donegal Financial Services Corporation

Mount Joy, Pennsylvania

We have audited the accompanying consolidated balance sheets of Donegal Financial Services Corporation and subsidiary, (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with the auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Donegal Financial Services Corporation and subsidiary at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Harrisburg, Pennsylvania

March 10, 2016

BDO USA, LLP, a Delaware limited liability partnership, is the U.S. member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

BDO is the brand name for the BDO network and for each of the BDO Member Firms.

Consolidated Financial Statements

Donegal Financial Services Corporation

Consolidated Balance Sheets

(dollars in thousands, except share data)

December 31,	2015	2014

Assets
Cash and due from banks	$18,901	$20,497
Interest-bearing demand deposits in other banks	42,906	22,844

Cash and cash equivalents	61,807	43,341

Interest-bearing time deposits in other banks	6	6
Securities available-for-sale	102,390	127,889
Loans held for sale	679	1,079
Loans receivable, net of allowance for loan losses of $3,861 at December 31, 2015 and $3,978 at December 31, 2014	310,776	301,872
Restricted investment in bank stocks	1,391	966
Property and equipment, net	10,094	11,138
Bank-owned life insurance	13,531	13,148
Goodwill	901	901
Intangible assets	546	754
Other real estate owned	188	102
Accrued interest receivable	1,210	1,375
Other assets	3,620	3,363

Total Assets	$507,139	$505,934

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Demand, non-interest bearing	$86,948	$90,285
Interest bearing	312,960	313,082

Total deposits	399,908	403,367

Short-term borrowings	20,833	10,000
Junior subordinated debentures	4,559	8,048
Other liabilities	2,122	2,852

Total Liabilities	427,422	424,267

Shareholders’ Equity
Common stock, par value $0.01 per share; 17,864 shares authorized, issued and outstanding	1	1
Surplus	62,607	62,388
Retained earnings	17,933	19,260
Accumulated other comprehensive (loss) income	(824)	18

Total Shareholders’ Equity	79,717	81,667

Total Liabilities and Shareholders’ Equity	$507,139	$505,934

See accompanying notes to consolidated financial statements.

Donegal Financial Services Corporation

Consolidated Statements of Income

(dollars in thousands)

Years Ended December 31,	2015	2014	2013

Interest Income
Loans, including fees	$16,220	$16,737	$20,190
Securities:
Taxable	2,085	2,102	2,462
Tax exempt	789	911	1,407
Other	127	201	93

Total Interest Income	19,221	19,951	24,152

Interest Expense
Deposits	1,227	1,717	2,059
Junior subordinated debentures	2,953	784	764
Other	9	1	-

Total Interest Expense	4,189	2,502	2,823

Net interest income	15,032	17,449	21,329

Provision for Loan Losses	92	67	205

Net interest income after provision for loan losses	14,940	17,382	21,124

Other Income
Service charges on deposits	896	1,064	1,239
Other service charges, commissions, fees	1,202	1,515	1,310
Income from fiduciary activities	68	70	75
Alternative investment sales commissions	927	889	812
Gains on sales of loans	593	695	889
Net realized gains/(losses) on sales of securities	906	(77)	(557)
Earnings from bank-owned life insurance	383	483	386
Other	88	74	79

Total Other Income	5,063	4,713	4,233

Other Expenses
Salaries and employee benefits	8,924	8,663	8,332
Occupancy and equipment	1,931	2,855	2,520
Advertising and marketing	571	358	331
Data and ATM processing	2,449	2,273	2,129
Professional fees	448	847	601
Supplies and printing	207	255	276
FDIC insurance	219	232	217
Amortization of core deposit intangible	202	237	271
Other	1,712	2,419	1,752

Total Other Expenses	16,663	18,139	16,429

Income before income tax expense	3,340	3,956	8,928

Income Tax Expense	967	1,103	2,898

Net Income	$2,373	$2,853	$6,030

See accompanying notes to consolidated financial statements.

Donegal Financial Services Corporation

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

Years Ended December 31,	2015	2014	2013

Net Income	$2,373	$2,853	$6,030

Other Comprehensive Income (Loss):
Unrealized gains (losses) arising during the period on available-for-sale securities, net of income taxes of ($126), $2,375, and $(3,838) respectively	(244)	4,611	(7,453)
Reclassification adjustment for net (gains)/losses on sales of available-for-sale securities included in net income, income taxes of $308, ($26), and ($189), respectively (A)(B)	(598)	51	368

Total other comprehensive income (loss)	(842)	4,662	(7,085)

Total Comprehensive Income (Loss)	$1,531	$7,515	$(1,055)

(A)	Amounts are included in net realized (losses) gains on sales of securities on the consolidated statements of income in total other income.
(B)	Income tax amounts are included in income tax expense on the consolidated statements of income.

See accompanying notes to consolidated financial statements.

Donegal Financial Services Corporation

Consolidated Statements of Shareholders’ Equity

(dollars in thousands except per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehen- sive Income (Loss)	Total

Balance, January 1, 2013	$ 1	$61,961	$11,777	$2,441	$76,180

Net income	-	-	6,030	-	6,030
Other comprehensive income, net of taxes	-	-	-	(7,085)	(7,085)
Common stock dividend ($78 per share)	-	-	(1,400)	-	(1,400)
Stock option expense	-	203	-	-	203

Balance, December 31, 2013	1	62,164	16,407	(4,644)	73,928

Net income	-	-	2,853	-	2,853
Other comprehensive loss, net of taxes	-	-	-	4,662	4,662
Stock option expense	-	224	-	-	224

Balance, December 31, 2014	1	62,388	19,260	18	81,667

Net income	-	-	2,373	-	2,373
Other comprehensive income, net of taxes	-	-	-	(842)	(842)
Common stock dividend ($207 per share)	-	-	(3,700)	-	(3,700)
Stock option expense	-	219	-	-	219

Balance, December 31, 2015	$ 1	$62,607	$17,933	$(824)	$79,717

See accompanying notes to consolidated financial statements.

Donegal Financial Services Corporation

Consolidated Statements of Cash Flows

(dollars in thousands)

Years Ended December 31,	2015	2014	2013

Cash Flows from Operating Activities
Net income	$2,373	$2,853	$6,030
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	92	67	205
Depreciation and amortization	824	897	975
Intangible amortization	208	259	304
Accretion of junior subordinated debentures	121	347	314
Net (gain) loss on sales of securities	(906)	77	557
Net loss on sales of other real estate owned	77	66	94
Gain on sales of loans	(580)	(695)	(889)
Proceeds from sales of loans	18,141	20,592	32,091
Loans originated for sale	(17,161)	(19,463)	(28,449)
Stock option expense	219	224	203
Net (gain) loss on sale of property and equipment	-	(1)	(2)
Amortization on securities, net	5	425	666
Earnings from bank-owned life insurance	(383)	(382)	(386)
Gain from life insurance proceeds	-	(101)	-
Deferred income taxes	292	583	1,928
Decrease in accrued interest receivable and other assets	50	374	1,977
(Decrease) increase in other liabilities	(731)	162	(577)

Net Cash Provided by Operating Activities	2,641	6,284	15,041

Cash Flows from Investing Activities
Purchases of securities available-for-sale	(12,309)	(14,763)	(50,782)
Proceeds from sales of securities available-for-sale	24,542	25,630	27,849
Proceeds from maturities and principal repayments of securities available-for-sale	12,892	8,988	17,850
Net (increase) decrease in loans	(9,434)	(27,796)	15,683
Redemption of restricted stock	(425)	210	1,144
Life insurance claim	-	279	-
Proceeds from the sale of property and equipment	-	1	38
Purchases of property and equipment	220	(783)	(434)
Proceeds from sale of other real estate owned	275	645	125

Net Cash Provided by (Used In) Investing Activities	15,761	(7,589)	11,473

See accompanying notes to consolidated financial statements.

Donegal Financial Services Corporation

Consolidated Statements of Cash Flows

(dollars in thousands)

Years Ended December 31,	2015	2014	2013

Cash Flows from Financing Activities
Net (decrease) increase in deposits	$(3,459)	$(24,892)	$5,423
Proceeds from long-term debt	-	-	6,000
Repayment of junior subordinated debenture	(3,610)	-	-
Repayment of long-term debt	-	-	(6,000)
Net increase in short-term borrowings	10,833	10,000	-
Capital contribution from Donegal Mutual Insurance Company	-	-	-
Dividends paid	(3,700)	-	(1,400)

Net Cash Provided by (Used in) Financing Activities	64	(14,892)	4,023

Net increase (decrease) in cash and cash equivalents	18,466	(16,197)	30,537

Cash and Cash Equivalents, Beginning of Year	43,341	59,538	29,001

Cash and Cash Equivalents, End of Year	$61,807	$43,341	$59,538

Supplementary Cash Flows Information
Interest paid	$4,211	$2,594	$2,880

Income taxes paid	$330	$540	$1,150

Supplementary Schedule of Noncash Investing Activities
Loan transfers to other real estate owned	$430	$446	$30

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

On May 6, 2011, Donegal Financial Services Corporation, the parent company of Province Bank, FSB, merged with Union National Financial Corporation, the parent company of Union National Community Bank, pursuant to which Union National Financial Corporation merged with and into Donegal Financial Services Corporation. As part of the transaction, Union National Community Bank merged with and into Province Bank, FSB. The entity is operating under the new name Union Community Bank. This series of transactions is collectively referred to as the “acquisition.”

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

Other-than-temporary impairment guidance on debt securities specifies that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a loss due to credit quality. When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before the recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive (loss) income. The Company has not recognized any other-than-temporary impairment losses in the years ended December 31, 2015, 2014 or 2013.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried in the aggregate at the lower of cost or estimated fair value. The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attribute of that loan. Net unrealized losses are recognized through a valuation allowance with corresponding charges in the consolidated statement of income. The Company did not write down any loans held for sale during the years ended December 31, 2015, 2014, or 2013. All sales are made without recourse and are sold with servicing released.

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

A component of the allowance for loan losses is unallocated and covers uncertainties that could affect management’s estimate of probable losses. The unallocated component reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating the specific and general loss components in the portfolio.

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

Reserve for Unfunded Lending Commitments - The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the balance sheet. The Company had a reserve of $114,000 as of December 31, 2015 and $173,000 as of December 31, 2014.

Acquired Loans

Loans acquired in connection with business combinations are recorded at fair value with no carryover of the related allowance for loan losses. Fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.

The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. The nonaccretable discount includes estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows will require an evaluation for the need for an additional allowance for credit losses. Subsequent improvement in expected cash flows will result in the reversal of a corresponding amount of the nonaccretable discount which will then be reclassified as accretable discount that will be recognized into interest income over the remaining life of the loan.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

Acquired loans that met the criteria for impaired or nonaccrual of interest prior to the acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent if the Company expects to fully collect the new carrying value (i.e. fair value) of the loans. As such, the Company may no longer consider the loan to be nonaccrual or nonperforming and may accrue interest on these loans, including the impact of any accretable discount. In addition, charge-offs on such loans would be first applied to the nonaccretable difference portion of the fair value adjustment.

Loans acquired through business combinations that do not meet the specific criteria of Accounting Standards Codification (“ASC”) 310-30, but for which a discount is attributable at least in part to credit quality, are accounted for in accordance with ASC 310-10. As a result, related discounts are recognized subsequently through accretion based on the contractual cash flows of the acquired loans.

Business Combinations and Core Deposit Intangible

The Company accounts for business combinations using the acquisition accounting method. Acquisition accounting requires the total purchase price to be allocated to the estimated fair values of assets acquired and liabilities assumed, including certain intangible assets that must be recognized. Typically, this allocation results in the purchase price exceeding the fair value of net assets acquired, which is recorded as goodwill. Core deposit intangibles are a measure of the value of checking, money market and savings deposits acquired in business combinations accounted for under the purchase method. Core deposit intangibles are being amortized over the sum of year’s digits. We complete an annual impairment test for goodwill and other intangible assets. Identifiable intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Goodwill

Goodwill represents the excess of the purchase price over the underlying fair value of merged entities. We assess goodwill for impairment annually as of October 1 of each year. If certain events occur which indicate goodwill might be impaired between annual tests, goodwill must be tested when such events occur. In making this assessment, we consider a number of factors including operating results, business plans, economic projections, anticipated future cash flows, current market data, etc. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. Changes in economic and operating conditions could result in goodwill impairment in future periods. The Company did not identify any impairment on its outstanding goodwill from its most recent testing which was performed as of October 1, 2015. Goodwill was evaluated in accordance with ASC 350-20 using a qualitative analysis.

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

Property and Equipment

Buildings and improvements, leasehold improvements, and furniture, fixtures and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the assets’ estimated useful lives. Buildings and improvements are depreciated using an estimated life of six to forty years. Furniture, fixtures, and equipment are depreciated using an estimated useful life of three to ten years. Land improvements are depreciated over an estimated useful life of five to twenty years. Leasehold improvements are depreciated using an estimated useful life that is the lesser of the remaining life of the lease or ten to forty years.

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

Management believes no impairment charge was necessary related to the FHLB restricted stock in 2015, 2014, or 2013.

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

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

ASC Topic 715, Compensation - Retirement Benefits, requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The Company has certain split-dollar life insurance arrangements as part of the Company’s bank-owned life insurance program, and recognized its liability and related compensation expense in accordance with ASC Topic 715. Compensation expense related to this split-dollar life insurance was $20,000, $20,000, and $30,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

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

Uncertain tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. As of December 31, 2015 and 2014 there were no uncertain tax positions.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

The Company recognizes interest and penalties on income taxes as a component of income tax expense. Tax years subject to examination by tax authorities are the years ended December 31, 2015, 2014, 2013 and 2012.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the consolidated balance sheet when they are funded.

Stock based Compensation

The Bank follows the provisions of ASC 718-10 to account for stock based compensation. This guidance requires an entity to recognize the expense of employee services received in share-based payment transactions and measure the expense based on the grant date fair value of the award. The expense is recognized over the period during which an employee is required to provide service in exchange for the award.

Comprehensive Income

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gain and losses on securities available-for-sale, are reported as a separate component of the shareholders’ equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of December 31, 2015 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through March 10, 2016, the date these consolidated financial statements were available to be issued.

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

Included in the purchase price was goodwill and core deposit intangible of $901,000 and $1,738,000, respectively. The core deposit intangible is being amortized over a ten-year period using a sum of the year’s digits basis. The goodwill is not amortized, but is measured annually for impairment. Core deposit intangible amortization expense of $203,000, $237,000, and $271,000 was recorded in 2015, 2014, and 2013, respectively. Intangible amortization expense projected for the succeeding five years beginning 2016 is estimated to be $168,000, $134,000, $99,000, $65,000 and $30,000 per year, respectively, and $2,000 in total for years after 2020.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

3. Restrictions on Cash and Cash Equivalents

The Company is required to maintain cash reserve balances for the Federal Reserve Bank. The total required reserve balances were $8,302,000 and $6,123,000 as of December 31, 2015 and 2014, respectively.

4. Securities Available-for-Sale

The amortized cost, related fair value and unrealized gains and losses of securities available-for-sale are as follows at December 31, 2015 and 2014 (in thousands):

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. treasuries	$6,992	$6	$(92)	$6,906
U.S. government agencies securities	9,598	32	(75)	9,555
Corporate debt securities	2,618	29	(77)	2,570
Tax-free municipal securities	15,345	128	(241)	15,232
U.S. government sponsored enterprise mortgage-backed securities	68,795	95	(1,055)	67,835
Equity securities	292	-	-	292

	$103,640	$290	$(1,540)	$102,390

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. treasuries	$6,991	$11	$(88)	$6,914
U.S. government agencies securities	11,563	17	(177)	11,403
Corporate debt securities	2,646	46	(25)	2,667
Tax-free municipal securities	22,851	654	(403)	23,102
Taxable municipal securities	2,338	247	-	2,585
U.S. government sponsored enterprise mortgage-backed securities	81,182	640	(895)	80,927
Equity securities	291	-	-	291

	$127,862	$1,615	$(1,588)	$127,889

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

Certain obligations of the U.S. Government are pledged to secure public deposits. The carrying value of the pledged assets was $23,113,000 and $24,199,000 at December 31, 2015 and 2014, respectively.

The amortized cost and fair value of securities as of December 31, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without any penalty (in thousands).

	Amortized Cost	Fair Value
Due in one year or less	$-	$-
Due after one year through five years	5,003	5,052
Due after five years through ten years	14,361	14,140
Due after ten years	15,189	15,072
U.S. government sponsored enterprise mortgage-backed securities	68,795	67,834
Equity securities	292	292

	$103,640	$102,390

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2015 and 2014 (in thousands):

December 31, 2015	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$5,445	$(92)	$-	$-	$5,445	$(92)
U.S. government agencies securities	4,483	(60)	735	(15)	5,218	(75)
Corporate debt securities	1,754	(77)	-	-	1,754	(77)
Tax-free municipal securities	1,493	(24)	6,504	(217)	7,997	(241)
U.S. government sponsored enterprise mortgage-backed securities	39,644	(379)	18,930	(676)	58,573	(1,055)

	$52,819	$(632)	$26,169	$(908)	$78,988	$(1,540)

December 31, 2014	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. treasuries	$-	$-	$5,453	$(88)	$5,453	$(88)
U.S. government agencies securities	2,492	(8)	7,129	(169)	9,621	(177)
Corporate debt securities	-	-	1,043	(25)	1,043	(25)
Tax-free municipal securities	476	(21)	10,456	(382)	10,932	(403)
U.S. government sponsored enterprise mortgage-backed securities	6,094	(3)	38,759	(892)	44,853	(895)

	$9,062	$(32)	$62,840	$(1,556)	$71,902	$(1,588)

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

At December 31, 2015, three available-for-sale U.S. treasury securities had unrealized losses. All three securities have been in a continuous loss position less than 12 months. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities. None of the securities in this category had a fair value significantly below their amortized cost.

At December 31, 2015, five available-for-sale U.S. government and agency securities had unrealized losses. Four of the five securities have been in a continuous loss position for less than 12 months. One of the securities has been in a continuous loss position for more than 12 months. None of the securities in this category had a fair value significantly below their amortized cost. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities.

At December 31, 2015, three available-for-sale corporate debt securities had unrealized losses. All three of the securities have been in a continuous loss position for less than 12 months. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities. None of the securities in this category had a fair value significantly below their amortized cost.

At December 31, 2015, twelve available-for-sale tax-free municipal securities had unrealized losses. Three of the twelve securities have not been in a continuous loss position less than 12 months. Nine securities have been in a continuous loss position for more than 12 months. None of the securities in this category had a fair value significantly below their amortized cost. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities.

At December 31, 2015, twenty-seven available-for-sale U.S. government sponsored enterprise mortgage-backed securities had unrealized losses. Six of the twenty-seven securities have not been in a continuous loss position for less than 12 months. Twenty-one securities have been in a continuous loss position for more than 12 months. None of the securities in this category had a fair value significantly below their amortized cost. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

At December 31, 2014, three available-for-sale U.S. treasury securities had unrealized losses. All three have not been in a continuous loss position for more than 12 months. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities. None of the securities in this category had a fair value significantly below their amortized cost.

At December 31, 2014, eight available-for-sale U.S. government and agency securities had unrealized losses. One of the eight securities has not been in a continuous loss position for less than 12 months. Seven securities has been in a continuous loss position for more than 12 months. None of the securities in this category had a fair value significantly below their amortized cost. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities.

At December 31, 2014, two available-for-sale corporate debt securities had unrealized losses and have not been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities. None of the securities in this category had a fair value significantly below their amortized cost.

At December 31, 2014, sixteen available-for-sale tax-free municipal securities had unrealized losses. One of the sixteen securities have not been in a continuous loss position for less than 12 months. Fifteen securities have been in a continuous loss position for more than 12 months. None of the securities in this category had a fair value significantly below their amortized cost. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities.

At December 31, 2014, nineteen available-for-sale U.S. government sponsored enterprise mortgage-backed securities had unrealized losses. Two of the nineteen securities have been in a continuous loss position for less than 12 months. Seventeen securities have been in a continuous loss position for more than 12 months. None of the securities in this category had a fair value significantly below their amortized cost. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities.

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

Gross realized losses on securities sold during 2015, 2014 and 2013 totaled $-0-, $309,000, and $793,000, respectively. Gross realized gains on securities sold during 2015, 2014 and 2013 totaled $906,000, $232,000, and $236,000, respectively.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

5. Loans and Allowance for Loan Losses

Credit Quality Indicators

The following tables present the classes of the loan portfolio summarized by the aggregate credit risk ratings (special mention, substandard and doubtful) within the Company’s internal risk rating system as of December 31, 2015 and 2014 (in thousands):

December 31, 2015	Pass	Special Mention	Substandard	Doubtful	Total
Commercial loans:
Real estate secured	$187,269	$663	$6,764	$-	$194,696
C & I	19,194	1,111	1,534	-	21,839
Other	1,737	-	-	-	1,737
Residential mortgage loans	6,243	-	229	-	6,472
Home equity installments and lines of credit	86,913	-	575	-	87,488
Consumer loans, other	2,378	-	27	-	2,405

	$303,734	$1,774	$9,129	$-	$314,637

December 31, 2014	Pass	Special Mention	Substandard	Doubtful	Total
Commercial loans:
Real estate secured	$177,230	$1,232	$8,801	$-	$187,263
C & I	19,465	-	2,241	-	21,706
Other	3,572	-	-	-	3,572
Residential mortgage loans	6,929	-	308	-	7,237
Home equity installments and lines of credit	82,593	-	672	-	83,265
Consumer loans, other	2,775	-	32	-	2,807

	$292,564	$1,232	$12,054	$-	$305,850

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

Loans that are individually and collectively evaluated for impairment, as well as the related allowance for loan loss at December 31, 2015 and 2014 are presented below (in thousands):

December 31, 2015	Collectively Evaluated for Impairment		Individually Evaluated for Impairment			Loans Acquired with Credit Deterioration		Total
	Recorded Investment	Allowance for Loan Losses	Recorded Investment	Unpaid Principal Balance	Allowance for Loan Losses	Recorded Investment	Allowance for Loan Losses	Recorded Investment	Allowance for Loan Losses

Commercial loans:
Real estate secured	$192,905	$2,409	$320	$444	$-	$1,471	$-	$194,696	$2,409
C & I	20,673	311	-	-	-	1,166	-	21,839	311
Other	1,737	5	-	-	-	-	-	1,737	5
Residential mortgage loans	6,472	75	-	-	-	-	-	6,472	75
Home equity installments and lines of credit	87,475	875	13	13	-	-	-	87,488	875
Consumer loans, other	2,405	15	-	-	-	-	-	2,405	15
Unallocated	-	171	-	-	-	-	-	-	171

	$311,667	$3,861	$333	$457	$-	$2,637	$-	$314,637	$3,861

December 31, 2014	Collectively Evaluated for Impairment		Individually Evaluated for Impairment			Loans Acquired with Credit Deterioration		Total
	Recorded Investment	Allowance for Loan Losses	Recorded Investment	Unpaid Principal Balance	Allowance for Loan Losses	Recorded Investment	Allowance for Loan Losses	Recorded Investment	Allowance for Loan Losses

Commercial loans:
Real estate secured	$186,592	$2,649	$671	$809	$-	$-	$-	$187,263	$2,649
C & I	21,706	395	-	-	-	-	-	21,706	395
Other	3,572	20	-	-	-	-	-	3,572	20
Residential mortgage loans	7,237	71	-	-	-	-	-	7,237	71
Home equity installments and lines of credit	83,251	666	14	14	-	-	-	83,265	666
Consumer loans, other	2,807	37	-	-	-	-	-	2,807	37
Unallocated	-	140	-	-	-	-	-	-	140

	$305,165	$3,978	$685	$823	$-	$-	$-	$305,850	$3,978

The average recorded investment and interest income recognized on impaired commercial real estate loans for the year ended December 31, 2015 was $447,000 and $16,000, respectively. The average recorded investment and interest income recognized on home equity installments and lines of credit for the year ended December 31, 2015 was $14,000 and $1,000, respectively.

The average recorded investment and interest income of impaired commercial real estate loans for the year ended December 31, 2014 was $228,000 and $54,000. The average recorded investment and interest income recognized of home equity installments and lines of credit for the year ended December 31, 2014 was $6,000 and $1,000. There were no impaired commercial real estate loans, home equity installments and lines of credit for the year ended December 31, 2013.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

The following tables summarize the activity by segments of the allowance for loan losses for the years ended December 31, 2015, 2014, and 2013 (in thousands):

	Commercial Loans			Residential	Home Equity Install- ments and	Consumer
December 31, 2015	Real Estate Secured	C & I	Other	Mortgage Loans	Lines of Credit	Loans, Other	Unallocated	Total

Beginning balance, January 1, 2015	$2,649	$395	$20	$71	$666	$37	$140	$3,978
Charge-offs	(111)	(2)	-	(6)	(107)	(7)	-	(233)
Recoveries	5	18	-	-	-	1	-	24
Provisions	(134)	(100)	(15)	10	316	(16)	31	92

Ending balance, December 31, 2015	$2,409	$311	$5	$75	$875	$15	$171	$3,861
	Commercial Loans			Residential	Home Equity Install- ments and	Consumer
December 31, 2014	Real Estate Secured	C & I	Other	Mortgage Loans	Lines of Credit	Loans, Other	Unallocated	Total

Beginning balance, January 1, 2014	$2,661	$447	$24	$62	$696	$44	$113	$4,047
Charge-offs	(79)	(60)	-	(1)	-	(11)	-	(151)
Recoveries	-	13	-	1	-	1	-	15
Provisions	67	(5)	(4)	9	(30)	3	27	67

Ending balance, December 31, 2014	$2,649	$395	$20	$71	$666	$37	$140	$3,978
	Commercial Loans			Residential	Home Equity Install- ments and	Consumer
December 31, 2013	Real Estate Secured	C & I	Other	Mortgage Loans	Lines of Credit	Loans, Other	Unallocated	Total

Beginning balance, January 1, 2013	$2,451	$645	$29	$78	$655	$71	$109	$4,038
Charge-offs	(4)	(14)	-	(100)	(57)	(50)	-	(225)
Recoveries	-	16	-	-	11	2	-	29
Provisions	214	(200)	(5)	84	87	21	4	205

Ending balance, December 31, 2013	$2,661	$447	$24	$62	$696	$44	$113	$4,047

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2015 and 2014 (in thousands):

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due and Accruing	Non- Accrual Loans	Total Past Due and Non- Accrual	Current Loans	Total Loans Receivable

Commercial loans:
Real estate secured	$89	$559	$-	$556	$1,204	$192,021	$193,225
C & I	-	-	38	-	38	20,635	20,673
Other	-	-	-	182	182	1,555	1,737
Acquired with credit deterioration	-	-	-	540	540	2,097	2,637
Residential mortgage loans:
Residential mortgage loans	-	120	437	248	805	5,667	6,472
Acquired with credit deterioration	-	-	-	-	-	-	-
Home equity loans:
Home equity installments and lines of credit	277	339	109	531	1,256	86,232	87,488
Acquired with credit deterioration	-	-	-	-	-	-	-
Consumer loans, other	11	-	-	11	22	2,383	2,405

	$377	$1,018	$584	$2,068	$4,047	$310,590	$314,637

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due and Accruing	Non- Accrual Loans	Total Past Due and Non- Accrual	Current Loans	Total Loans Receivable

Commercial loans:
Real estate secured	$49	$277	$-	$995	$1,321	$183,684	$185,005
C & I	-	-	-	17	17	20,538	20,555
Other	-	-	-	-	-	3,572	3,572
Acquired with credit deterioration	-	-	-	652	652	2,757	3,409
Residential mortgage loans:
Residential mortgage loans	-	128	451	268	847	6,327	7,174
Acquired with credit deterioration	-	-	-	63	63	-	63
Home equity loans:
Home equity installments and lines of credit	733	53	64	715	1,565	81,660	83,225
Acquired with credit deterioration	-	-	-	-	-	40	40
Consumer loans, other	25	1	-	-	26	2,781	2,807

	$807	$459	$515	$2,710	$4,491	$301,359	$305,850

The Company identified no loans that were considered troubled debt restructurings during the periods presented, and did not have any troubled debt restructurings as of December 31, 2015 or 2014.

The Company identified $376,000 of loans in the process of foreclosure as of December 31, 2015.

As of December 31, 2015, the Company has a total of $160,000 in residential real estate foreclosed assets.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

The following table provides activity for the accretable yield of purchased impaired loans for the years ended December 31, 2015, 2014, and 2013 (in thousands):

Accretable yield, December 31, 2012	$597
Accretable yield amortized to interest income	(3,701)
Reclassification from nonaccretable difference (1)	3,109

Accretable yield, December 31, 2013	5
Accretable yield amortized to interest income	(869)
Reclassification from nonaccretable difference (1)	866

Accretable yield, December 31, 2014	2
Accretable yield amortized to interest income	(1,123)
Reclassification from nonaccretable difference (1)	1,121

Accretable yield, December 31, 2015	$-

(1)	Reclassification from non-accretable difference represents an increase to the estimated cash flows to be collected on the underlying portfolio.

6. Property and Equipment

The components of property and equipment at December 31, 2015 and 2014 are as follows (in thousands):

	2015	2014

Land and land improvements	$3,328	$3,328
Buildings and improvements	7,454	7,414
Leasehold improvements	698	1,607
Furniture, fixtures and equipment	3,426	3,302

	14,906	15,651
Accumulated depreciation and amortization	(4,812)	(4,513)

	$10,094	$11,138

Total depreciation and amortization expense was $824,000, $897,000, and $975,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company has entered into certain arrangements that are classified as operating leases. The operating leases are for some branch and office locations. The majority of the operating leases are renewable at the Company’s option. The Company leases one of the Company’s branch offices from the Insurance Company. On September 1, 2013, the Company renewed the lease for an additional term of five years. Lease expense for the years ended December 31, 2015, 2014 and 2013 was $30,000, $30,000, and $29,000, respectively, under this related party operating lease.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

Future minimum lease payments by year, including payments due under renewal agreements, are as follows (in thousands):

	Lease Obligation	Obligation to Related Party

2016	$449	$26
2017	416	26
2018	360	11
2019	314	-
2020	322	-
Thereafter	745	-

Net rental (income) expense at December 31, 2015, 2014 and 2013 consisted of the following (in thousands):

	2015	2014	2013

Rental (income) expense	$(80)	$1,094	$901
Sublease rental income	(305)	(271)	(273)

Net Rental (Income) Expense	$(385)	$823	$628

During 2015, the Company exited a lease resulting in a $440,000 loss on disposal, a settlement charge of $450,000, $413,000 in rental income from the reversal of original purchase accounting favorable lease rights, and $268,000 in sublease income.

7. Deposits

The components of deposits at December 31, 2015 and 2014 are as follows (in thousands):

	2015	2014

Demand, non-interest bearing	$86,948	$90,285
Demand, interest bearing	87,525	89,357
Savings and money market	128,006	126,365
Time, $250,000 and over	5,591	4,772
Time, other	91,838	92,588

Total Deposits	$399,908	$403,367

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

At December 31, 2015, the scheduled maturities of time deposits are as follows (in thousands):

2016	$46,761
2017	35,865
2018	8,727
2019	4,196
2020	1,873
Thereafter	7

$97,429

8. Borrowings

As of December 31, 2015, the Company has a maximum borrowing capacity of $184,494,900 from the Federal Home Loan Bank, of which $20,833,400 in overnight borrowings was outstanding as of December 31, 2015, at a rate of 0.43%. Collateral for all outstanding advances consisted of 1-4 family mortgage loans and other real estate secured loans totaling $184,494,900 at December 31, 2015. The Bank had additional availability of $163,661,500 at the Federal Home Loan Bank on December 31, 2015 based on qualifying collateral. As of December 31, 2014, the Company had a maximum borrowing capacity of $172,145,000 from the Federal Home Loan Bank of which $10,000,000 was outstanding.

9. Junior Subordinated Debentures

Through the acquisition of Union National Financial Corporation, the Company acquired two issuances of junior subordinated debentures with a contractual value of $17,341,000 and a fair market value of $7,045,000. The outstanding balance as of December 31, 2015 was $4,559,000 and $8,048,000 at December 31, 2014.

Through the acquisition of Union National Community Bank, the Company acquired a junior subordinated debenture issued on July 28, 2006, in the amount of $6,000,000 due September 15, 2021 with a five-year initial fixed rate of 7.17%, and then an annual coupon rate, reset quarterly, based on three-month LIBOR plus 1.65%. The fair value of the debenture was determined to be $2,961,000 on May 6, 2011 with an adjusted market yield of 9.96%. The outstanding balance as of December 31, 2014 was $3,610,000, the coupon rate was 1.89% and the market yield was 9.94%.

The Company acquired a junior subordinated debenture issued in December 2003 by Union National Capital Trust I (“UNCT 1”) in the amount of $8,248,000. The floating-rate debenture is due January 23, 2034, of which $248,000 is related to the Company’s capital contribution. UNCT I provides for quarterly distributions at a variable annual coupon rate that is reset quarterly, based on three-month LIBOR plus 2.85%. The outstanding balance was $3,501,000, the coupon rate was 3.17%, and the market yield was 10.07% at December 31, 2015. The outstanding balance was $3,414,000, the coupon rate was 3.08%, and the market yield was 9.86% at December 31, 2014.

The Company acquired a junior subordinated debenture issued in October 2004, by Union National Capital Trust II (“UNCT II”) in the amount of $3,093,000. The floating–rate debenture is due November 23, 2034, of which $93,000 is related to the Company’s capital contribution. UNCT II provides for quarterly distributions at a variable annual coupon rate that is reset quarterly, based

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

on three-month LIBOR plus 2.00%. The outstanding balance was $1,058,000, the coupon rate was 2.38% and the market yield was 10.29% at December 31, 2015. The outstanding balance was $1,024,000, the coupon rate was 2.23% and the market yield was 9.87% at December 31, 2014.

UNCT I and UNCT II are callable at the Company’s option beginning at five years from the date of issuance. These debentures do not have to be called in full. UNCT I became callable in December 2008, and UNCT II became callable in October 2009.

The Bank’s junior subordinated debenture acquired as part of Union National Community Bank was repaid in 2015 for its notional amount of $6,000,000. The repayment resulted in $2,390,000 being charged to interest expense. All issuances of junior subordinated debentures qualify as a component of risk-based capital for regulatory purposes.

10. Income Taxes

The components of the income tax expense for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	2015	2014	2013

Federal:
Current	$468	$264	$334
Deferred	292	583	1,928

	760	847	2,262
State, current	207	256	636

	$967	$1,103	$2,898

A reconciliation of the statutory income tax at a rate of 34% to the income tax expense included in the consolidated statement of income is as follows for 2015, 2014 and 2013.

	2015	2014	2013

Federal income tax at statutory rate	34.0%	34.0%	34.0%
State tax expense, net of federal benefit	4.1	4.3	4.7
Tax exempt income, net of disallowed
Interest expense	(7.8)	(8.5)	(5.7)
Bank owned life insurance	(3.9)	(4.2)	(1.5)
Stock option expense	2.2	1.9	0.8
Other	0.4	0.4	0.2

Effective Income Tax Rate	29.0%	27.9%	32.5%

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

The components of the net deferred tax asset, included in other assets on the consolidated balance sheet, at December 31, 2015 and 2014 are as follows (in thousands):

	2015	2014

Deferred tax assets:
Allowance for loan loss	$1,313	$1,352
State net operating loss carryforward	428	389
Federal net operating loss carryforward	-	236
Alternative minimum tax credit carryforward	1,607	1,464
Nonaccrual interest	11	20
Low income housing tax credit carryforward	437	437
Unrealized loss on available-for-sale securities	425	-
Other	6	299

	4,227	4,197

Valuation allowance	(428)	(389)

Total deferred tax assets, net of valuation allowance	3,799	3,808

Deferred tax liabilities:
Property and equipment	(364)	(513)
Unrealized gain on available-for-sale securities	-	(9)
Purchase accounting adjustments	(1,776)	(1,769)

Net deferred tax liabilities	(2,140)	(2,291)

Net Deferred Tax Assets	$1,659	$1,517

Under the provision of the Internal Revenue Code, the Company has approximately $-0- and $696,000 of federal net operating loss carryforwards as of December 31, 2015 and 2014, respectively. At December 31, 2015 and 2014, the Company had no valuation allowance established against its federal net operating loss carryforward, low income housing tax credit carryforward, or alternative minimum tax credit carryforward, as management believes the Company will generate sufficient future taxable income to fully utilize these deferred tax assets. The low income housing credit carryforward will expire between 2021 and 2027, and the alternative minimum tax credit carryforward has no expiration. The valuation allowance at December 31, 2015 and 2014 relates to state net operating loss carryforwards for which realizability is uncertain. At December 31, 2015 and 2014, the Company had state net operating loss carryforwards of $4,279,000 and 3,894,000, respectively, which are available to offset future state taxable income, and expire at various dates through 2035.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible and tax planning strategies, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets, net of any valuation allowance at December 31, 2015.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

11. Transactions with Executive Officers, Directors and Affiliated Companies

In addition to leasing transactions disclosed in Note 6, the Company has had, and may be expected to have in the future, banking transactions with its executive officers, directors, their immediate families and affiliated companies (commonly referred to as related parties). Deposits of related parties totaled $7,121,000 and $7,089,000 at December 31, 2015 and 2014, respectively. At December 31, 2015 and 2014 related party loans totaled $3,062,000 and $3,294,000, respectively. During 2015, loan advances and repayments totaled $2,698,000 and $2,930,000, respectively.

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

At December 31, 2015 and 2014, the following financial instruments were outstanding whose contract amounts represent credit risk (in thousands):

	2015	2014

Commitments to grant loans	$2,399	$2,696
Unfunded commitments under lines of credit	98,646	107,594

	$101,045	$110,290

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

13. Concentration of Credit Risk

The Company’s loans by type of loan are set forth in Note 5. The debtors’ ability to honor their contracts is influenced by the region’s economy and financial stability.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

14. Employee Benefit Plan

The Company maintains a defined contribution 401(k) retirement Plan that covers eligible employees. The Company’s matching contribution is 100% of each participant’s first 1% of elective contribution and 50% of each participant’s next 5% of elective contributions with a maximum contribution of 3.50% of the participants compensation. The Company’s contributions to the Plan totaled $202,000, $197,000, and $183,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The Company restricts its capital distributions in any calendar year to not exceed net income year to date plus retained net income for the preceding two years.

In July 2013, the Federal Reserve Board approved final rules (the “U.S. Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations and implementing the Basel Committee on Banking Supervision’s December 2010 framework for strengthening international capital standards. The U.S. Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions.

The new minimum regulatory capital requirements established by the U.S. Basel III Capital Rules became effective for the Bank on January 1, 2015, and will be fully phased in on January 1, 2019.

The U.S. Basel III Capital Rules requires the Bank to:

•	Meet a new minimum Common Equity Tier 1 capital ratio of 4.50% of risk-weighted assets and a Tier 1 capital ratio of 6.00% of risk-weighted assets;

•	Continue to require the current minimum total capital ratio of 8.00% of risk-weighted assets and the minimum Tier 1 leverage capital ratio of 4.00% of average assets; and

•

Comply with a revised definition of capital to improve the ability of regulatory capital instruments to absorb losses. Certain non-qualifying capital instruments, including cumulative preferred stock and trust preferred securities, are being phased out as a component of Tier 1 capital for institutions of the Bank’s size.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

When fully phased in on January 1, 2019, the Bank will also be required to maintain a “capital conservation buffer” of 2.50% above the minimum risk-based capital requirements, which must be maintained to avoid restrictions on capital distributions and certain discretionary bonus payments.

The U.S. Basel III Capital Rules use a standardized approach for risk weightings that expands the risk-weightings for assets and off balance sheet exposures from the previous 0%, 20%, 50% and 100% categories to a much larger and more risk-sensitive number of categories, depending on the nature of the assets and off-balance sheet exposures and resulting in higher risk weights for a variety of asset categories.

As of December 31, 2015, the Bank met the applicable minimum requirements of the U.S. Basel III Capital Rules, and each of the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations. As of December 31, 2015, the Bank’s capital levels also met the fully-phased in minimum capital requirements.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to assets. Management believes, as of December 31, 2015, that the Bank meets all capital adequacy requirements to which it is subject.

A comparison of the Bank’s actual capital amounts to the regulatory requirements at December 31, 2015 and 2014 is presented below (dollars in thousands). The Company’s actual capital amounts and ratios are not significantly different from the Bank’s.

December 31, 2015	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$ 87,576	24.26%	$ ≥28,876	≥8.0%	$ ≥36,095	≥10.0%
Tier 1 capital (to risk-weighted assets)	83,601	23.16%	≥14,438	≥4.0%	≥21,657	≥ 6.0%
Common equity tier 1 capital (to risk-weighted assets)	83,601	23.16%	≥16,243	≥4.5%	≥29,880	≥ 6.0%
Core (Tier 1) capital (to adjusted total assets)	83,601	16.79%	≥19,920	≥4.0%	≥29,880	≥ 6.0%

December 31, 2014	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$ 92,492	25.29%	$ ≥29,261	≥8.0%	$ ≥36,576	≥10.0%
Tier 1 capital (to risk-weighted assets)	84,731	23.17%	≥14,630	≥4.0%	≥21,946	≥ 6.0%
Core (Tier 1) capital (to adjusted total assets)	84,731	16.78%	≥20,202	≥4.0%	≥30,303	≥ 6.0%

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

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

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2015 and 2014 are as follows (in thousands):

December 31, 2015	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

U.S. treasuries	$6,906	$-	$6,906	$-
U.S. government agencies securities	9,555	-	9,555	-
Corporate debt securities	2,570	-	2,570	-
Tax-free municipal securities	15,232	-	15,232	-
Taxable municipal securities	-	-	-	-
U.S. government sponsored enterprise mortgage-backed securities	67,835	-	67,835	-
Equity securities	292	-	292	-

December 31, 2014	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

U.S. treasuries	$6,914	$-	$6,914	$-
U.S. government agencies securities	11,403	-	11,403	-
Corporate debt securities	2,667	-	2,667	-
Tax-free municipal securities	23,102	-	23,102	-
Taxable municipal securities	2,585	-	2,585	-
U.S. government sponsored enterprise mortgage-backed securities	80,927	-	80,927	-
Equity securities	291	-	291	-

The valuation technique used to measure the fair values for the items in the tables above are as follows:

Securities

The fair value of securities available-for-sale (carried at fair value) are determined by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

The estimated fair values of financial instruments as of December 31, 2015 and 2014 are set forth in the tables below (in thousands). The information in the table should not be interpreted as an estimate of the fair value of the Company in its entirety since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.

December 31, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$61,807	$61,807	$-	$61,807	$-
Interest-bearing time deposits in other banks	6	6	-	6	-
Securities available-for-sale	102,390	102,390	-	102,390	-
Loans held for sale	679	679	-	679	-
Loans, net	310,776	315,453	-	-	315,453
Restricted investment in bank stocks	1,391	1,391	-	1,391	-
Accrued interest receivable	1,210	1,210	-	1,210	-
Liabilities:
Demand and savings deposits	302,479	302,479	-	302,479	-
Time deposits	97,429	97,049	-	97,049	-
Short-term borrowings	20,833	20,833	-	20,833	-
Junior subordinated debentures	4,559	4,559	-	4,559	-
Accrued interest payable	120	120	-	120	-
Off-Balance-Sheet Items:

Commitments to extend credit and standby letters of credit	-	-	-	-	-

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$43,341	$43,341	$-	$43,341	$-
Interest-bearing time deposits in other banks	6	6		6	-
Securities available-for-sale	127,889	127,889	-	127,889	-
Loans held for sale	1,079	1,087	-	1,087	-
Loans, net	301,872	305,244	-	-	305,244
Restricted investment in bank stocks	966	966	-	966	-
Accrued interest receivable	1,375	1,375	-	1,375	-
Liabilities:
Demand and savings deposits	306,007	306,007	-	306,007	-
Time deposits	97,360	97,360	-	97,360	-
Short-term borrowings	10,000	10,000	-	10,000	-
Junior subordinated debentures	8,048	8,048	-	8,048	-
Accrued interest payable	142	142	-	142	-
Off-Balance-Sheet Items:

Commitments to extend credit and standby letters of credit	-	-	-	-	-

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2015 and 2014.

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

Loans individually evaluated for impairment that are measured at fair value on a nonrecurring basis are generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements. The fair value consisted of the loan balances of $333,000 and $685,000 as of December 31, 2015 and 2014, respectively.

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

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

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

Date: March 18, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin G. Burke Kevin G. Burke	President and Chief Executive Officer (principal executive officer)	March 18, 2016

/s/ Jeffrey D. Miller Jeffrey D. Miller	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 18, 2016

/s/ Scott A. Berlucchi Scott A. Berlucchi	Director	March 18, 2016

/s/ Robert S. Bolinger Robert S. Bolinger	Director	March 18, 2016

/s/ Patricia A. Gilmartin Patricia A. Gilmartin	Director	March 18, 2016

/s/ Philip H. Glatfelter, II Philip H. Glatfelter, II	Director	March 18, 2016

/s/ Jack L. Hess Jack L. Hess	Director	March 18, 2016

/s/ Barry C. Huber Barry C. Huber	Director	March 18, 2016

/s/ Kevin M. Kraft, Sr. Kevin M. Kraft, Sr.	Director	March 18, 2016

/s/ Jon M. Mahan Jon M. Mahan	Director	March 18, 2016

/s/ S. Trezevant Moore, Jr. S. Trezevant Moore, Jr.	Director	March 18, 2016

/s/ Donald H. Nikolaus Donald H. Nikolaus	Director	March 18, 2016

/s/ Richard D. Wampler, II Richard D. Wampler, II	Director	March 18, 2016