Form 10-Q
period 2016-03-31
DONEGAL GROUP INC
filed 2016-05-05
CIK 800457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,659,674 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on April 30, 2016.

DONEGAL GROUP INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Donegal Group Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost	$315,697,280	$310,258,704
Available for sale, at fair value	504,000,425	501,393,559
Equity securities, available for sale, at fair value	42,502,735	37,260,821
Investment in affiliate	39,142,814	38,476,708
Short-term investments, at cost, which approximates fair value	11,890,383	13,432,482

Total investments	913,233,637	900,822,274
Cash	32,427,668	28,139,144
Accrued investment income	6,724,328	5,991,197
Premiums receivable	152,454,314	141,267,411
Reinsurance receivable	254,036,319	259,728,113
Deferred policy acquisition costs	52,520,290	52,108,388
Deferred tax asset, net	16,816,445	19,443,807
Prepaid reinsurance premiums	120,851,772	113,522,505
Property and equipment, net	6,869,868	7,027,143
Federal income taxes receivable	—	1,487,656
Goodwill	5,625,354	5,625,354
Other intangible assets	958,010	958,010
Other	1,394,096	1,713,413

Total assets	$1,563,912,101	$1,537,834,415

Liabilities and Stockholders’ Equity
Liabilities
Unpaid losses and loss expenses	$574,544,590	$578,205,109
Unearned premiums	448,421,930	429,493,203
Accrued expenses	16,606,891	22,460,475
Reinsurance balances payable	3,484,746	3,480,406
Borrowings under lines of credit	81,000,000	81,000,000
Cash dividends declared	—	3,511,881
Subordinated debentures	5,000,000	5,000,000
Accounts payable—securities	1,775,452	582,560
Federal income tax payable	3,086,639	—
Due to affiliate	2,076,579	3,557,177
Drafts payable	179,958	439,282
Other	1,537,432	1,715,754

Total liabilities	1,137,714,217	1,129,445,847

Stockholders’ Equity
Preferred stock, $.01 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 40,000,000 shares, issued 23,583,562 and 23,501,805 shares and outstanding 20,580,974 and 20,499,217 shares	235,836	235,018
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	221,659,971	219,525,301
Accumulated other comprehensive income	4,732,650	773,744
Retained earnings	240,739,292	229,024,370
Treasury stock, at cost	(41,226,357)	(41,226,357)

Total stockholders’ equity	426,197,884	408,388,568

Total liabilities and stockholders’ equity	$1,563,912,101	$1,537,834,415

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Net premiums earned	$158,475,279	$146,529,816
Investment income, net of investment expenses	5,546,509	4,948,953
Net realized investment gains (includes $470,941 and $1,046,521 accumulated other comprehensive income reclassifications)	470,941	1,046,521
Lease income	178,360	200,073
Installment payment fees	1,362,460	1,520,325
Equity in earnings of Donegal Financial Services Corporation	35,227	526,760

Total revenues	166,068,776	154,772,448

Expenses:
Net losses and loss expenses	95,578,065	95,939,312
Amortization of deferred policy acquisition costs	25,956,000	24,010,000
Other underwriting expenses	26,638,027	23,833,064
Policyholder dividends	831,887	917,837
Interest	408,480	330,538
Other expenses	637,778	726,392

Total expenses	150,050,237	145,757,143

Income before income tax expense	16,018,539	9,015,305
Income tax expense (includes $164,829 and $366,282 income tax expense from reclassification items)	4,169,626	2,160,969

Net income	$11,848,913	$6,854,336

Earnings per common share:
Class A common stock - basic	$0.46	$0.26

Class A common stock - diluted	$0.46	$0.25

Class B common stock - basic and diluted	$0.42	$0.23

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$11,848,913	$6,854,336
Other comprehensive income, net of tax
Unrealized gain on securities:
Unrealized holding income during the period, net of income tax expense of $2,296,547 and $435,178	4,265,018	808,190
Reclassification adjustment for gains included in net income, net of income tax expense of $164,829 and $366,282	(306,112)	(680,239)

Other comprehensive income	3,958,906	127,951

Comprehensive income	$15,807,819	$6,982,287

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(Unaudited)

Three Months Ended March 31, 2016

	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2015	23,501,805	5,649,240	$235,018	$56,492	$219,525,301	$773,744	$229,024,370	$(41,226,357)	$408,388,568
Issuance of common stock	81,757	—	818	—	339,467	—	—	—	340,285
Share-based compensation					1,575,630				1,575,630
Net income	—	—	—	—	—	—	11,848,913	—	11,848,913
Cash dividends declared	—	—	—	—	—	—	85,582	—	85,582
Grant of stock options	—	—	—	—	219,573	—	(219,573)	—	—
Other comprehensive income	—	—	—	—	—	3,958,906	—	—	3,958,906

Balance, March 31, 2016	23,583,562	5,649,240	$235,836	$56,492	$221,659,971	$4,732,650	$240,739,292	$(41,226,357)	$426,197,884

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net income	$11,848,913	$6,854,336

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	1,982,485	1,099,355
Net realized investment gains	(470,941)	(1,046,521)
Equity in earnings of Donegal Financial Services Corporation	(35,227)	(526,760)
Changes in assets and liabilities:
Losses and loss expenses	(3,660,519)	18,742,283
Unearned premiums	18,928,727	10,944,645
Premiums receivable	(11,186,903)	(10,361,369)
Deferred acquisition costs	(411,902)	(1,769,852)
Deferred income taxes	495,645	364,693
Reinsurance receivable	5,691,794	(12,331,323)
Prepaid reinsurance premiums	(7,329,267)	(827,137)
Accrued investment income	(733,131)	(724,201)
Due to affiliate	(1,480,598)	252,860
Reinsurance balances payable	4,340	(99,100)
Current income taxes	4,574,295	1,733,836
Accrued expenses	(5,853,584)	(2,744,234)
Other, net	(118,330)	(234,881)

Net adjustments	396,884	2,472,294

Net cash provided by operating activities	12,245,797	9,326,630

Cash Flows from Investing Activities:
Purchases of fixed maturities, held to maturity	(8,718,771)	(5,206,151)
Purchases of fixed maturities, available for sale	(38,072,395)	(61,903,285)
Purchases of equity securities, available for sale	(3,147,400)	(2,902,385)
Maturity of fixed maturities:
Held to maturity	3,311,532	7,419,966
Available for sale	19,565,928	17,529,168
Sales of fixed maturities, available for sale	19,405,465	19,916,071
Sales of equity securities, available for sale	757,331	2,666,225
Net purchases of property and equipment	(133,525)	(21,805)
Net decrease in investment in affiliate	—	675,100
Net sales of short-term investments	1,542,099	4,420,442

Net cash used in investing activities	(5,489,736)	(17,406,654)

Cash Flows from Financing Activities:
Cash dividends paid	(3,426,299)	(3,477,491)
Issuance of common stock	958,762	2,392,118
Borrowings under lines of credit	—	1,500,000

Net cash (used in) provided by financing activities	(2,467,537)	414,627

Net increase (decrease) in cash	4,288,524	(7,665,397)
Cash at beginning of period	28,139,144	35,578,509

Cash at end of period	$32,427,668	$27,913,112

Cash paid during period - Interest	$340,213	$265,366
Net cash paid during period - Taxes	$—	$—

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

At March 31, 2016, Donegal Mutual held approximately 48% of our outstanding Class A common stock and approximately 83% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 74% of the total voting power of our outstanding common stock. We believe Donegal Mutual’s voting control of us benefits us for the reasons we describe in our Annual Reports on Form 10-K and in our proxy statements. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to a pooling agreement and other intercompany agreements and transactions. While each company maintains its separate corporate existence, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

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

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 additional shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the SEC and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the three months ended March 31, 2016 or 2015. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through March 31, 2016.

2 - Basis of Presentation

Our financial information for the interim periods included in this Form 10-Q Report is unaudited; however, our financial information we include in this Form 10-Q Report reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of our management, are necessary for a fair presentation of our financial position, results of operations and cash flows for those interim periods. Our results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results of operations we expect for the year ending December 31, 2016.

You should read the interim financial statements we include in this Form 10-Q Report in conjunction with the financial statements and the notes to our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

	Three Months Ended March 31,
	2016		2015
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic net income per share:
Numerator:
Allocation of net income	$9,487	$2,362	$5,550	$1,304

Denominator:
Weighted-average shares outstanding	20,545	5,577	21,533	5,577
Basic net income per share	$0.46	$0.42	$0.26	$0.23

Diluted net income per share:
Numerator:
Allocation of net income	$9,487	$2,362	$5,550	$1,304

Denominator:
Number of shares used in basic computation	20,545	5,577	21,533	5,577
Weighted-average shares effect of dilutive securities
Add: Director and employee stock options	271	—	581	—
Number of shares used in diluted computation	20,816	5,577	22,114	5,577

Diluted net income per share	$0.46	$0.42	$0.25	$0.23

We did not include outstanding options to purchase the following number of shares of Class A common stock in our computation of diluted earnings per share because the exercise price of the options exceeded the average market price of our Class A common stock during the applicable periods:

	Three Months Ended March 31,
	2016	2015
Number of options to purchase Class A shares excluded	3,962,334	—

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

Our insurance subsidiaries and Donegal Mutual purchase certain third-party reinsurance on a combined basis. Le Mars, MICO, Peninsula and Sheboygan also purchase separate third-party reinsurance that provides coverage that we believe is commensurate with their relative size and risk exposures. Our insurance subsidiaries use several different reinsurers, all of which, consistent with the requirements of our insurance subsidiaries and Donegal Mutual, have an A.M. Best rating of A- (Excellent) or better or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A- rating from A.M. Best. The following information describes the external reinsurance our insurance subsidiaries have in place for 2016:

•	excess of loss reinsurance, under which Donegal Mutual and our insurance subsidiaries recover, through a series of reinsurance agreements, losses over a set retention (generally $1.0 million), and

•	catastrophe reinsurance, under which Donegal Mutual and our insurance subsidiaries recover, through a series of reinsurance agreements, 100% of an accumulation of many losses resulting from a single event, including natural disasters, over a set retention (generally $5.0 million) and after exceeding an annual aggregate deductible (generally $1.0 million) up to aggregate losses of $149.0 million per occurrence.

Our insurance subsidiaries and Donegal Mutual also purchase facultative reinsurance to cover exposures in excess of the covered limits of their third-party reinsurance agreements.

In addition to the pooling agreement and third-party reinsurance, our insurance subsidiaries have various reinsurance agreements with Donegal Mutual.

We have made no significant changes to our third-party reinsurance or the reinsurance agreements between our insurance subsidiaries and Donegal Mutual during the three months ended March 31, 2016.

5 - Investments

The amortized cost and estimated fair values of our fixed maturities and equity securities at March 31, 2016 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$53,297	$3,070	$—	$56,367
Obligations of states and political subdivisions	118,799	12,564	—	131,363
Corporate securities	71,853	2,161	651	73,363
Mortgage-backed securities	71,748	2,215	30	73,933

Totals	$315,697	$20,010	$681	$335,026

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$39,447	$380	$1	$39,826
Obligations of states and political subdivisions	208,321	12,332	42	220,611
Corporate securities	74,079	1,120	306	74,893
Mortgage-backed securities	166,170	2,556	56	168,670

Fixed maturities	488,017	16,388	405	504,000
Equity securities	39,492	3,684	673	42,503

Totals	$527,509	$20,072	$1,078	$546,503

At March 31, 2016, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $245.1 million and an amortized cost of $228.6 million. Our holdings at March 31, 2016 also included special revenue bonds with an aggregate fair value of $106.9 million and an amortized cost of $98.5 million. With respect to both categories of those bonds at March 31, 2016, we held no securities of any issuer that constituted more than 10% of our holdings of either bond category. Education bonds and water and sewer utility bonds represented 58% and 26%, respectively, of our total investments in special revenue bonds based on the carrying values of these investments at March 31, 2016. Many of the issuers of the special revenue bonds we held at March 31, 2016 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held at March 31, 2016 were similar to general obligation bonds.

The amortized cost and estimated fair values of our fixed maturities and equity securities at December 31, 2015 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$51,194	$1,544	$—	$52,738
Obligations of states and political subdivisions	119,115	10,828	119	129,824
Corporate securities	65,307	816	1,561	64,562
Mortgage-backed securities	74,643	1,181	149	75,675

Totals	$310,259	$14,369	$1,829	$322,799

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$37,080	$160	$51	$37,189
Obligations of states and political subdivisions	223,769	13,151	364	236,556
Corporate securities	73,474	350	1,012	72,812
Mortgage-backed securities	154,687	1,045	896	154,836
Fixed maturities	489,010	14,706	2,323	501,393
Equity securities	35,765	2,269	773	37,261

Totals	$524,775	$16,975	$3,096	$538,654

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

We made reclassifications from available for sale to held to maturity of certain fixed maturities at fair value on November 30, 2013. We segregated within accumulated other comprehensive income the net unrealized losses of $15.1 million arising prior to the November 30, 2013 reclassification date for fixed maturities we reclassified from available for sale to held to maturity. We are amortizing this balance over the remaining life of the related securities as an adjustment to yield in a manner consistent with the accretion of discount on the same fixed maturities. We recorded amortization of $368,497 and $328,528 in accumulated other comprehensive income during the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016 and December 31, 2015, net unrealized losses of $11.9 million and $12.3 million, respectively, remained within accumulated other comprehensive income.

We show below the amortized cost and estimated fair value of our fixed maturities at March 31, 2016 by contractual maturity. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity
Due in one year or less	$9,763	$9,782
Due after one year through five years	44,414	45,794
Due after five years through ten years	84,577	89,885
Due after ten years	105,195	115,632
Mortgage-backed securities	71,748	73,933

Total held to maturity	$315,697	$335,026

Available for sale
Due in one year or less	$48,076	$49,244
Due after one year through five years	90,697	93,613
Due after five years through ten years	109,052	113,790
Due after ten years	74,022	78,682
Mortgage-backed securities	166,170	168,671

Total available for sale	$488,017	$504,000

Gross realized gains and losses from investments before applicable income taxes for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Gross realized gains:
Fixed maturities	$1,165	$823
Equity securities	—	457

	1,165	1,280

Gross realized losses:
Fixed maturities	255	78
Equity securities	439	155
	694	233

Net realized gains	$471	$1,047

We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at March 31, 2016 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$398	$1	$—	$—
Obligations of states and political subdivisions	2,647	25	3,719	17
Corporate securities	27,119	488	5,281	469
Mortgage-backed securities	11,407	41	9,150	45
Equity securities	5,673	673	—	—

Totals	$47,244	$1,228	$18,150	$531

We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at December 31, 2015 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$10,168	$51	$—	$—
Obligations of states and political subdivisions	19,437	483	—	—
Corporate securities	69,482	1,615	11,324	958
Mortgage-backed securities	105,300	876	7,538	168
Equity securities	9,245	773	—	—

Totals	$213,632	$3,798	$18,862	$1,126

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we write down the investment to its fair value, and we reflect the amount of the write-down as a realized loss in our results of operations when we consider the decline in value of an individual equity security investment to be other than temporary. We monitor all investments individually for other-than-temporary declines in value. Generally, we assume there has been an other-than-temporary decline in value if an individual equity security has depreciated in value by more than 20% of our original cost and has been in such an unrealized loss position for more than six months. We held 14 equity securities that were in an unrealized loss position at March 31, 2016. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we considered these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, issuer or geographic events that have negatively impacted the value of a security and rating agency downgrades. We held 74 debt securities that were in an unrealized loss position at March 31, 2016. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary.

We amortize premiums and discounts on debt securities over the life of the security as an adjustment to yield using the effective interest method. We compute realized investment gains and losses using the specific identification method.

We amortize premiums and discounts on mortgage-backed debt securities using anticipated prepayments.

We account for our investment in affiliate using the equity method of accounting. Under this method, we record our investment at cost, with adjustments for our share of our affiliate’s earnings and losses as well as changes in the equity of our affiliate due to unrealized gains and losses. Our investment in affiliate represents our 48.2% ownership interest in DFSC. We include our share of DFSC’s net income in our results of operations. We have compiled the following summary financial information for DFSC at March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015, respectively, from the financial statements of DFSC. The financial information of DFSC at March 31, 2016 and 2015 and for the three months then ended is unaudited.

	March 31, 2016	December 31, 2015
	(in thousands)
Balance sheets:
Total assets	$508,906	$507,139

Total liabilities	$427,809	$427,423
Stockholders’ equity	81,097	79,716

Total liabilities and stockholders’ equity	$508,906	$507,139

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Income statements:
Net income	$73	$816

6 - Segment Information

We evaluate the performance of our personal lines and commercial lines segments based upon the underwriting results of our insurance subsidiaries using statutory accounting principles (“SAP”) that various state insurance departments prescribe or permit. Our management uses SAP to measure the performance of our insurance subsidiaries instead of United States generally accepted accounting principles (“GAAP”). Financial data by segment for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Revenues:
Premiums earned
Commercial lines	$69,872	$62,327
Personal lines	88,603	84,203

GAAP premiums earned	158,475	146,530
Net investment income	5,547	4,949
Realized investment gains	471	1,047
Equity in earnings of DFSC	35	527
Other	1,541	1,719

Total revenues	$166,069	$154,772

Income before income taxes:
Underwriting income (loss):
Commercial lines	$4,840	$(169)
Personal lines	2,675	126

SAP underwriting income (loss)	7,515	(43)
GAAP adjustments	1,956	1,873

GAAP underwriting income	9,471	1,830
Net investment income	5,547	4,949
Realized investment gains	471	1,047
Equity in earnings of DFSC	35	527
Other	495	662

Income before income taxes	$16,019	$9,015

7 - Borrowings

Lines of Credit

In June 2015, we renewed our existing credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a $60.0 million unsecured, revolving line of credit. The line of credit expires in July 2018. We have the right to request a one-year extension of the credit agreement as of each anniversary date of the credit agreement. At March 31, 2016, we had $46.0 million in outstanding borrowings and had the ability to borrow an additional $14.0 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus 2.25%. The interest rate on our outstanding borrowings from M&T is adjustable quarterly, and, at March 31, 2016, that interest rate was 2.68%. We pay a fee of 0.2% per annum on the loan commitment amount regardless of usage. The credit agreement requires our compliance with certain covenants. These covenants include minimum levels of our net worth, leverage ratio, statutory surplus and the A.M. Best ratings of our insurance subsidiaries. We were in compliance with all requirements of the M&T credit agreement during the three months ended March 31, 2016.

MICO is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis. Through its membership, MICO has the ability to issue debt to the FHLB of Indianapolis in exchange for cash advances. MICO had no outstanding borrowings with the FHLB of Indianapolis at March 31, 2016. The table below presents the amount of FHLB of Indianapolis stock MICO purchased, collateral pledged and assets related to MICO’s membership at March 31, 2016.

FHLB of Indianapolis stock purchased and owned	$201,100
Collateral pledged, at par (carrying value $2,448,797)	2,451,002
Borrowing capacity currently available	2,381,265

Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. Atlantic States had $35.0 million in outstanding advances at March 31, 2016. The interest rate on the advances was .58% at March 31, 2016. The table below presents the amount of FHLB of Pittsburgh stock Atlantic States purchased, collateral pledged and assets related to Atlantic States’ membership in the FHLB of Pittsburgh at March 31, 2016.

FHLB of Pittsburgh stock purchased and owned	$1,540,300
Collateral pledged, at par (carrying value $39,081,518)	39,193,631
Borrowing capacity currently available	3,078,705

Subordinated Debentures

Donegal Mutual holds a $5.0 million surplus note that MICO issued to increase MICO’s statutory surplus. The surplus note carries an interest rate of 5.00%, and any repayment of principal or payment of interest on the surplus note requires prior approval of the Michigan Department of Insurance and Financial Services.

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

We charged compensation expense related to our stock compensation plans against income before income taxes of $808,293 and $682,473 for the three months ended March 31, 2016 and 2015, respectively, with a corresponding income tax benefit of $282,903 and $238,866, respectively. At March 31, 2016, we had $3.2 million of unrecognized compensation expense related to nonvested share-based compensation granted under our stock compensation plans. We expect to recognize this compensation expense over a weighted average period of approximately one year.

We received cash from option exercises under all stock compensation plans during the three months ended March 31, 2016 and 2015 of $704,025 and $1.3 million, respectively. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of $34,596 and $71,250 for the three months ended March 31, 2016 and 2015, respectively.

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

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. These pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates we obtain from the pricing services are representative of fair values based upon our investment personnel’s general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel regularly monitor the market, current trading ranges for similar securities and the pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security type and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At March 31, 2016, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at March 31, 2016, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

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

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at March 31, 2016:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$39,826	$—	$39,826	$—
Obligations of states and political subdivisions	220,611	—	220,611	—
Corporate securities	74,893	—	74,893	—
Mortgage-backed securities	168,670	—	168,670	—
Equity securities	32,155	32,155	—	—

Total investments in the fair value hierarchy	536,155	32,155	504,000	—

Investment measured at net asset value	10,348	—	—	—

Totals	$546,503	$32,155	$504,000	$—

We did not transfer any investments between Levels 1 and 2 during the three months ended March 31, 2016.

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at December 31, 2015:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$37,189	$—	$37,189	$—
Obligations of states and political subdivisions	236,556	—	236,556	—
Corporate securities	72,812	—	72,812	—
Mortgage-backed securities	154,836	—	154,836	—
Equity securities	26,727	26,727	—	—

Total investments in the fair value hierarchy	528,120	26,727	501,393	—

Investment measured at net asset value	10,534	—	—	—

Totals	$538,654	$26,727	$501,393	$—

10 - Income Taxes

At March 31, 2016 and December 31, 2015, respectively, we had no material unrecognized tax benefits or accrued interest and penalties. Tax years 2012 through 2015 remained open for examination at March 31, 2016. We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of our tax assets. We established a valuation allowance of $440,778 related to a portion of the net operating loss carryforward of Le Mars at January 1, 2004. We have determined that we are not required to establish a valuation allowance for our other net deferred tax assets of $42.6 million and $42.7 million at March 31, 2016 and December 31, 2015, respectively, because it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income and the implementation of tax planning strategies. We also have a net operating loss carryforward of $3.6 million related to Le Mars, which will begin to expire in 2020 if not previously utilized. This carryforward is subject to an annual limitation in the amount that we can use in any one year of approximately $376,000. We also have an alternative minimum tax credit carryforward of $9.0 million with an indefinite life.

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

In February 2015, the FASB issued a new standard that amends the current consolidation guidance affecting both the variable interest entity (“VIE”) and voting interest entity (“VOE”) consolidation models. The standard does not add or remove any of the characteristics in determining if an entity is a VIE or a VOE, but rather, the standard enhances assessment of some of these characteristics. The new standard is effective on December 15, 2015. The adoption of this new guidance did not have a significant impact on our financial position, results of operations or cash flows.

In May 2015, the FASB issued guidance that removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The guidance also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The guidance instead limits disclosure to investments for which the entity has elected to measure fair value using that practical expedient. The guidance is effective for annual reporting periods beginning after December 15, 2015, and interim reporting periods within those annual reporting periods. The adoption of this new guidance did not have a significant impact on our financial position, results of operations or cash flows.

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

In January 2016, the FASB issued guidance that generally requires entities to measure equity investments at fair value and recognize changes in fair value in their results of operations. The guidance also simplifies the impairment assessment of equity investments, without readily determinable fair values by requiring entities to perform a qualitative assessment to identify impairment. The FASB issued other disclosure and presentation improvements related to financial instruments within the guidance. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017. As a result of this guidance, we will reflect changes in the fair value of our equity investments in our results of operations beginning January 1, 2018.

In February 2016, the FASB issued guidance that requires lessees to recognize leases, including operating leases, on the lessee’s balance sheet, unless a lease is considered a short-term lease. The guidance also requires entities to make new judgments to identify leases. The guidance is effective for annual and interim reporting periods beginning after December 15, 2018 and permits early adoption. We do not expect the adoption of this new guidance to have a significant impact on our financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We recommend that you read the following information in conjunction with the historical financial information and the footnotes to that financial information we include in this Quarterly Report on Form 10-Q. We also recommend you read Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced a decrease in claims frequency on workers’ compensation claims during the past several years while the severity of these claims has gradually increased. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on workers’ compensation claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at March 31, 2016. For every 1% change in our insurance subsidiaries’ estimate for loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $3.2 million.

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

Donegal Mutual and our insurance subsidiaries operate together as the Donegal Insurance Group and share a combined business plan designed to achieve market penetration and underwriting profitability objectives. The products our insurance subsidiaries and Donegal Mutual offer are generally complementary, thereby allowing Donegal Insurance Group to offer a broader range of products to a given market and to expand Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account. Distinctions within the products of Donegal Mutual and our insurance subsidiaries generally relate to specific risk profiles targeted within similar classes of business, such as preferred tier products compared to standard tier products, but we do not allocate all of the standard risk gradients to one company. Therefore, the underwriting profitability of the business the individual companies write directly will vary. However, because the pool homogenizes the risk characteristics of all business Donegal Mutual and Atlantic States write directly and each company shares the results according to each company’s participation percentage, each company realizes its percentage share of the underwriting results of the pool. Our insurance subsidiaries’ unpaid liability for losses and loss expenses by major line of business at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
	(in thousands)
Commercial lines:
Automobile	$53,299	$53,938
Workers’ compensation	102,404	99,212
Commercial multi-peril	55,779	54,395
Other	3,343	3,119

Total commercial lines	214,825	210,664

Personal lines:
Automobile	92,178	93,923
Homeowners	15,976	15,816
Other	1,766	1,651

Total personal lines	109,920	111,390

Total commercial and personal lines	324,745	322,054
Plus reinsurance recoverable	249,800	256,151

Total liability for unpaid losses and loss expenses	$574,545	$578,205

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

Percentage Change in Loss and Loss Expense Reserves Net of Reinsurance	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at March 31, 2016	Percentage Change in Stockholders’ Equity at March 31, 2016(1)	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2015	Percentage Change in Stockholders’ Equity at December 31, 2015(1)
(dollars in thousands)
(10.0)%	$292,271	5.0%	$289,849	5.1%
(7.5)	300,389	3.7	297,900	3.8
(5.0)	308,508	2.5	305,951	2.6
(2.5)	316,626	1.2	314,003	1.3
Base	324,745	—	322,054	—
2.5	332,864	(1.2)	330,105	(1.3)
5.0	340,982	(2.5)	338,157	(2.6)
7.5	349,101	(3.7)	346,208	(3.8)
10.0	357,220	(5.0)	354,259	(5.1)

(1)	Net of income tax effect.

Statutory Combined Ratios

We evaluate our insurance operations by monitoring certain key measures of growth and profitability. In addition to using GAAP-based performance measurements, we also utilize certain non-GAAP financial measures that we believe are valuable in managing our business and for comparison to our peers. These non-GAAP measures are underwriting income, combined ratio and net premiums written. An insurance company’s statutory combined ratio is a standard measure of underwriting profitability. This ratio is the sum of the ratio of calendar-year incurred losses and loss expenses to premiums earned; the ratio of expenses incurred for commissions, premium taxes and underwriting expenses to net premiums written and the ratio of dividends to policyholders to premiums earned. The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. A combined ratio of less than 100 percent generally indicates underwriting profitability. The statutory combined ratio differs from the GAAP combined ratio. In calculating the GAAP combined ratio, we do not deduct installment payment fees from incurred expenses, and we base the expense ratio on premiums earned instead of premiums written. Differences between our GAAP loss ratios reported in our financial statements and our insurance subsidiaries’ statutory loss ratios result from anticipating salvage and subrogation recoveries for the GAAP loss ratios but not for the statutory loss ratios. The following table sets forth our insurance subsidiaries’ statutory combined ratios by major line of business for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Commercial lines:
Automobile	101.8%	101.5%
Workers’ compensation	86.5	87.8
Commercial multi-peril	84.7	102.4
Total commercial lines	88.0	95.1
Personal lines:
Automobile	99.8	99.5
Homeowners	91.0	98.7
Total personal lines	95.6	98.4
Total commercial and personal lines	92.1	96.9

Investments

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we write down an individual investment to its fair value and we reflect the amount of the write-down as a realized loss in our results of operations when we consider the decline in value of the individual investment to be other than temporary. We individually monitor all investments for other-than-temporary declines in value. Generally, we assume there has been an other-than-temporary decline in value if an individual equity security has depreciated in value by more than 20% of our original cost and has been in such an unrealized loss position for more than six months. We held 14 equity securities that were in an unrealized loss position at March 31, 2016. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we considered these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect on the debt security. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, company or geographic events that have negatively impacted the value of a security or rating agency downgrades. We held 74 debt securities that were in an unrealized loss position at March 31, 2016. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary. We did not recognize any impairment losses in our results of operations for the first three months of 2016 or 2015.

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount we could realize if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates we obtain from the pricing services are representative of fair values based upon the general market knowledge of our investment personnel, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security type and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At March 31, 2016, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at March 31, 2016, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

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

Results of Operations—Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the three months ended March 31, 2016 were $170.1 million, an increase of $13.5 million, or 8.6%, from the $156.6 million of net premiums written for the first quarter of 2015. We attribute the increase to the impact of premium rate increases and an increase in the writing of commercial lines of business. Personal lines net premiums written increased $4.4 million, or 5.4%, for the first quarter of 2016 compared to the first quarter of 2015. The increase was attributable primarily to premium rate increases our insurance subsidiaries implemented throughout 2015 and 2016 and lower reinsurance reinstatement premiums. Commercial lines net premiums written increased $9.1 million, or 12.0%, for the first quarter of 2016 compared to the first quarter of 2015. The increase was primarily attributable to premium rate increases and increased writings of new accounts in the commercial automobile, commercial multi-peril and workers’ compensation lines of business.

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the first quarter of 2016 were $158.5 million, an increase of $12.0 million, or 8.2%, compared to $146.5 million for the first quarter of 2015, reflecting increases in net premiums written during 2016 and 2015. Our insurance subsidiaries earn premiums and recognize them as revenue over the terms of their policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding 12-month period compared to the comparable period one year earlier.

Investment Income. Our net investment income increased to $5.5 million for the first quarter of 2016, compared to $4.9 million for the first quarter of 2015. We attribute the increase primarily to an increase in average invested assets.

Net Realized Investment Gains. Net realized investment gains for the first quarter of 2016 were $470,941, compared to $1.0 million for the first quarter of 2015. The net realized investment gains for the first quarter of 2016 and 2015 resulted primarily from calls and strategic sales of fixed maturities and equity securities within our investment portfolio. We did not recognize any impairment losses in our investment portfolio during the first quarters of 2016 or 2015.

Equity in Earnings of DFSC. Our equity in the earnings of DFSC was $35,227 for the first quarter of 2016, compared to $526,760 for the first quarter of 2015.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, for the first quarter of 2016 was 60.3%, a decrease from our insurance subsidiaries’ loss ratio of 65.5% for the first quarter of 2015. On a statutory basis, our insurance subsidiaries’ commercial lines loss ratio was 56.9% for the first quarter of 2016, compared to 64.3% for the first quarter of 2015, primarily due to a decrease in the commercial multi-peril loss ratio. The personal lines statutory loss ratio of our insurance subsidiaries decreased to 62.9% for the first quarter of 2016, compared to 66.9% for the first quarter of 2015, primarily due to a decrease in the homeowners loss ratio.

Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 33.2% for the first quarter of 2016, compared to 32.7% for the first quarter of 2015. We attribute the increase to higher underwriting-based incentives during the first quarter of 2016 compared to the first quarter of 2015.

Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were 94.0% and 98.8% for the three months ended March 31, 2016 and 2015, respectively.

Interest Expense. Our interest expense for the first quarter of 2016 was $408,480, compared to $330,538 for the first quarter of 2015. We attribute the increase to higher average borrowings during the first quarter of 2016 compared to the first quarter of 2015.

Income Taxes. Income tax expense was $4.2 million for the first quarter of 2016, representing an effective tax rate of 26.0%, compared to income tax expense of $2.2 million for the first quarter of 2015, representing an effective tax rate of 24.0% . The effective tax rate in both periods represented an estimate based on our projected annual taxable income.

Net Income and Earnings Per Share. Our net income for the first quarter of 2016 was $11.8 million, or $.46 per share of Class A common stock and $.42 per share of Class B common stock, compared to net income of $6.9 million, or $.25 per share of Class A common stock on a diluted basis and $.23 per share of Class B common stock, for the first quarter of 2015. We had 20.6 million and 21.6 million Class A shares outstanding at March 31, 2016 and 2015, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as such obligations and needs arise. Our major sources of funds from operations are the net cash flows we generate from our insurance subsidiaries’ underwriting results, investment income and investment maturities.

Our operations have historically generated sufficient net positive cash flow to fund our commitments and add to our investment portfolio, thereby increasing future investment returns and enhancing our liquidity. The impact of the pooling agreement between Donegal Mutual and Atlantic States has historically been cash-flow positive because of the consistent underwriting profitability of the pool. Donegal Mutual and Atlantic States settle their respective obligations to each other under the pool monthly, thereby resulting in cash flows substantially similar to the cash flows that would result from each company writing the business directly. We have not experienced any unusual variations in the timing of claim payments associated with the loss reserves of our insurance subsidiaries. We maintain significant liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective, thereby providing an additional measure of liquidity to meet our obligations should an unexpected variation occur in the future. Our operating activities provided net cash flows in the first three months of 2016 and 2015 of $12.2 million and $9.3 million, respectively, with the increase in cash flows in 2016 due primarily to our insurance subsidiaries’ decreased claim payments during the first three months of 2016 compared to the prior-year period.

At March 31, 2016, we had $46.0 million in outstanding borrowings under our line of credit with M&T and had the ability to borrow an additional $14.0 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus 2.25%. At March 31, 2016, Atlantic States had $35.0 million in outstanding advances with the FHLB of Pittsburgh. The interest rate on these advances was .58% at March 31, 2016.

The following table shows our expected payments for significant contractual obligations at March 31, 2016:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Net liability for unpaid losses and loss expenses of our insurance subsidiaries	$324,745	$147,992	$150,222	$12,659	$13,872
Subordinated debentures	5,000	—	—	—	5,000
Borrowings under lines of credit	81,000	35,000	46,000	—	—

Total contractual obligations	$410,745	$182,992	$196,222	$12,659	$18,872

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

We discuss in Note 7 – Borrowings our estimate of the timing of the amounts for the borrowings under our lines of credit based on their contractual maturities. The borrowings under our lines of credit carry interest rates that vary as we discuss in Note 7 – Borrowings. Based upon the interest rates in effect at March 31, 2016, our annual interest cost associated with the borrowings under our lines of credit is approximately $1.4 million. For every 1% change in the interest rate associated with the borrowings under our lines of credit, the effect on our annual interest cost would be approximately $810,000.

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

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 additional shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the SEC and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the three months ended March 31, 2016 or 2015. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through March 31, 2016.

On April 21, 2016, our board of directors declared quarterly cash dividends of 13.75 cents per share of our Class A common stock and 12.00 cents per share of our Class B common stock, payable on May 16, 2016 to our stockholders of record as of the close of business on May 2, 2016. We are not subject to any restrictions on our payment of dividends to our stockholders, although there are state law restrictions on the payment of dividends by our insurance subsidiaries to us. Dividends from our insurance subsidiaries are our principal source of cash for payment of dividends to our stockholders. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk based capital (“RBC”) requirements that limit their ability to pay dividends to us. Our insurance subsidiaries’ statutory capital and surplus at December 31, 2015 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin. Our insurance subsidiaries paid $3.5 million in dividends to us during the first three months of 2016. Amounts remaining available for distribution to us as dividends from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities in 2016 are $18.8 million from Atlantic States, $2.3 million from Southern, $2.6 million from Le Mars, $4.2 million from Peninsula, $1.3 million from Sheboygan and $3.1 million from MICO, or a total of approximately $32.3 million.

At March 31, 2016, we had no material commitments for capital expenditures.

Equity Price Risk

Our portfolio of marketable equity securities, which we carry on our consolidated balance sheets at estimated fair value, has exposure to the risk of loss resulting from an adverse change in prices. We manage this risk by having our investment staff perform an analysis of prospective investments and regular reviews of our portfolio of equity securities.

Credit Risk

Our portfolio of fixed-maturity securities and, to a lesser extent, our portfolio of short-term investments is subject to credit risk, which we define as the potential loss in market value resulting from adverse changes in the borrower’s ability to repay its debt. We manage this risk by having our investment staff perform an analysis of prospective investments and regular reviews of our portfolio of fixed-maturity securities. We also limit the percentage and amount of our total investment portfolio that we invest in the securities of any one issuer.

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

There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2015 through March 31, 2016.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at

March 31, 2016, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information we are required to disclose in the reports that we file or submit under the Exchange Act, and our disclosure controls and procedures were also effective to ensure that information we disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

As we describe below, during the first quarter of 2016, we remediated the material weakness in internal control over financial reporting that we identified as of December 31, 2015. There were no other material changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Remediation of Material Weakness

In connection with our management’s assessment of our internal control over financial reporting as of December 31, 2015, we identified a material weakness in our internal control over financial reporting. The identified material weakness pertained to our control activities over our accounting for a significant and unusual transaction related to our purchase of a large block of our Class A common stock in December 2015. Our control activities were not designed appropriately to ensure that our related accounting conclusions were sufficiently documented and reviewed for compliance with U.S. generally accepted accounting principles (“GAAP”). The material weakness resulted in a material misstatement of the cost of our treasury stock and amounts within our statement of operations that we corrected prior to the issuance of our consolidated financial statements for the year ended December 31, 2015.

During the first quarter of 2016, our management enhanced and revised the design of our controls and procedures over our accounting for significant and unusual transactions. These enhancements include our implementation of additional procedures related to documentation of our management’s evaluation of the facts and circumstances supporting its judgments and conclusions surrounding our accounting for significant and unusual transactions and our management’s evaluation of the complexity of such transactions to determine whether we should consult with third-party experts with relevant knowledge and experience to assist our management with its evaluation of our accounting for any such significant and unusual transactions.

As a result of these enhancements, our management concluded that the material weakness was remediated as of March 31, 2016.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

We base all statements contained in this Quarterly Report on Form 10-Q that are not historic facts on our current expectations. Such statements are forward-looking in nature (as defined in the Private Securities Litigation Reform Act of 1995) and necessarily involve risks and uncertainties. Forward-looking statements we make may be identified by our use of words such as “will,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “seeks,” “estimates” and similar expressions. Our actual results could vary materially from our forward-looking statements. The factors that could cause our actual results to vary materially from the forward-looking statements we have previously made include, but are not limited to, our ability to maintain profitable operations, the adequacy of the loss and loss expense reserves of our insurance subsidiaries, business and economic conditions in the areas in which we and our insurance subsidiaries operate, interest rates, competition from various insurance and other financial businesses, terrorism, the availability and cost of reinsurance, adverse and catastrophic weather events, legal and judicial developments, changes in regulatory requirements, our ability to integrate and manage successfully the companies we may acquire from time to time and the other risks that we describe from time to time in our filings with the SEC. We disclaim any obligation to update such statements or to announce publicly the results of any revisions that we may make to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Part II. Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our business, results of operations and financial condition, and, therefore, the value of our Class A common stock and our Class B common stock, are subject to a number of risks. For a description of certain risks, we refer to “Risk Factors” in our 2015 Annual Report on Form 10-K we filed with the SEC on March 18, 2016. There have been no material changes in the risk factors we disclosed in that Form 10-K Report during the three months ended March 31, 2016.

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

DONEGAL GROUP INC.

May 5, 2016	By:	/s/ Kevin G. Burke
Kevin G. Burke, President and Chief Executive Officer

May 5, 2016	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Executive Vice President and Chief Financial Officer