Form 10-Q
period 2016-06-30
DONEGAL GROUP INC
filed 2016-08-08
CIK 800457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,020,113 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on August 1, 2016.

DONEGAL GROUP INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Donegal Group Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost	$328,166,897	$310,258,704
Available for sale, at fair value	510,108,845	501,393,559
Equity securities, available for sale, at fair value	44,607,308	37,260,821
Investment in affiliate	39,868,460	38,476,708
Short-term investments, at cost, which approximates fair value	9,389,010	13,432,482

Total investments	932,140,520	900,822,274
Cash	29,696,651	28,139,144
Accrued investment income	5,957,652	5,991,197
Premiums receivable	159,990,851	141,267,411
Reinsurance receivable	258,139,997	259,728,113
Deferred policy acquisition costs	56,344,044	52,108,388
Deferred tax asset, net	14,125,549	19,443,807
Prepaid reinsurance premiums	127,155,034	113,522,505
Property and equipment, net	6,790,478	7,027,143
Federal income taxes receivable	645,637	1,487,656
Goodwill	5,625,354	5,625,354
Other intangible assets	958,010	958,010
Other	2,680,629	1,713,413

Total assets	$1,600,250,406	$1,537,834,415

Liabilities and Stockholders’ Equity
Liabilities
Unpaid losses and loss expenses	$577,165,003	$578,205,109
Unearned premiums	471,017,880	429,493,203
Accrued expenses	19,167,782	22,460,475
Reinsurance balances payable	3,918,764	3,480,406
Borrowings under lines of credit	77,500,000	81,000,000
Cash dividends declared	—	3,511,881
Subordinated debentures	5,000,000	5,000,000
Accounts payable - securities	—	582,560
Due to affiliate	4,966,071	3,557,177
Drafts payable	136,579	439,282
Other	1,511,713	1,715,754

Total liabilities	1,160,383,792	1,129,445,847

Stockholders’ Equity
Preferred stock, $.01 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 40,000,000 shares, issued 23,897,207 and 23,501,805 shares and outstanding 20,894,619 and 20,499,217 shares	238,972	235,018
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	227,074,132	219,525,301
Accumulated other comprehensive income	8,108,607	773,744
Retained earnings	245,614,768	229,024,370
Treasury stock, at cost	(41,226,357)	(41,226,357)

Total stockholders’ equity	439,866,614	408,388,568

Total liabilities and stockholders’ equity	$1,600,250,406	$1,537,834,415

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,
	2016	2015
Revenues:
Net premiums earned	$161,942,637	$150,457,785
Investment income, net of investment expenses	5,343,883	5,157,396
Net realized investment gains (includes $715,177 and $390,461 accumulated other comprehensive income reclassifications)	715,177	390,461
Lease income	172,629	189,652
Installment payment fees	1,367,066	1,480,133
Equity in earnings of Donegal Financial Services Corporation	305,475	341,527

Total revenues	169,846,867	158,016,954

Expenses:
Net losses and loss expenses	103,193,915	97,839,291
Amortization of deferred policy acquisition costs	26,554,000	24,826,000
Other underwriting expenses	26,578,997	25,203,442
Policyholder dividends	754,682	687,872
Interest	403,882	390,077
Other expenses	315,699	676,921

Total expenses	157,801,175	149,623,603

Income before income tax expense	12,045,692	8,393,351
Income tax expense (includes $250,312 and $136,662 income tax expense from reclassification items)	3,461,038	1,928,324

Net income	$8,584,654	$6,465,027

Earnings per common share:
Class A common stock - basic	$0.33	$0.24

Class A common stock - diluted	$0.32	$0.24

Class B common stock - basic and diluted	$0.30	$0.21

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,
	2016	2015
Net income	$8,584,654	$6,465,027
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) during the period, net of income tax expense (benefit) of $2,068,136 and ($2,040,125)	3,840,822	(3,788,805)
Reclassification adjustment for gains included in net income, net of income tax expense of $250,312 and $136,662	(464,865)	(253,799)

Other comprehensive income (loss)	3,375,957	(4,042,604)

Comprehensive income	$11,960,611	$2,422,423

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Revenues:
Net premiums earned	$320,417,916	$296,987,601
Investment income, net of investment expenses	10,890,392	10,106,349
Net realized investment gains (includes $1,186,118 and $1,436,982 accumulated other comprehensive income reclassifications)	1,186,118	1,436,982
Lease income	350,989	389,725
Installment payment fees	2,729,526	3,000,458
Equity in earnings of Donegal Financial Services Corporation	340,702	868,287

Total revenues	335,915,643	312,789,402

Expenses:
Net losses and loss expenses	198,771,980	193,778,603
Amortization of deferred policy acquisition costs	52,510,000	48,836,000
Other underwriting expenses	53,217,024	49,036,506
Policyholder dividends	1,586,569	1,605,709
Interest	812,362	720,615
Other expenses	953,477	1,403,313

Total expenses	307,851,412	295,380,746

Income before income tax expense	28,064,231	17,408,656
Income tax expense (includes $415,141 and $502,944 income tax expense from reclassification items)	7,630,664	4,089,293

Net income	$20,433,567	$13,319,363

Earnings per common share:
Class A common stock - basic	$0.79	$0.50

Class A common stock - diluted	$0.78	$0.49

Class B common stock - basic and diluted	$0.72	$0.45

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Net income	$20,433,567	$13,319,363
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) during the period, net of income tax expense (benefit) of $4,364,683 and ($1,604,947)	8,105,840	(2,980,615)
Reclassification adjustment for gains included in net income, net of income tax expense of $415,141 and $502,944	(770,977)	(934,038)

Other comprehensive income (loss)	7,334,863	(3,914,653)

Comprehensive income	$27,768,430	$9,404,710

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(Unaudited)

Six Months Ended June 30, 2016

	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2015	23,501,805	5,649,240	$235,018	$56,492	$219,525,301	$773,744	$229,024,370	$(41,226,357)	$408,388,568
Issuance of common stock	81,853	—	819	—	1,123,997	—	—	—	1,124,816
Share-based compensation	313,549		3,135		6,007,698				6,010,833
Net income	—	—	—	—	—	—	20,433,567	—	20,433,567
Cash dividends declared	—	—	—	—	—	—	(3,426,033)	—	(3,426,033)
Grant of stock options	—	—	—	—	417,136	—	(417,136)	—	—
Other comprehensive income	—	—	—	—	—	7,334,863	—	—	7,334,863

Balance, June 30, 2016	23,897,207	5,649,240	$238,972	$56,492	$227,074,132	$8,108,607	$245,614,768	$(41,226,357)	$439,866,614

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$20,433,567	$13,319,363

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	3,793,569	1,958,122
Net realized investment gains	(1,186,118)	(1,436,982)
Equity in earnings of Donegal Financial Services Corporation	(340,702)	(868,287)
Changes in assets and liabilities:
Losses and loss expenses	(1,040,106)	26,915,637
Unearned premiums	41,524,677	28,173,097
Premiums receivable	(18,723,440)	(13,952,675)
Deferred acquisition costs	(4,235,656)	(4,546,141)
Deferred income taxes	1,368,719	672,389
Reinsurance receivable	1,588,116	(6,120,846)
Prepaid reinsurance premiums	(13,632,529)	(2,957,752)
Accrued investment income	33,545	(166,378)
Due to affiliate	1,408,894	(924,955)
Reinsurance balances payable	438,358	(2,658,953)
Current income taxes	842,019	(718,461)
Accrued expenses	(3,292,693)	(2,464,329)
Other, net	(1,473,961)	(34,000)

Net adjustments	7,072,692	20,869,486

Net cash provided by operating activities	27,506,259	34,188,849

Cash Flows from Investing Activities:
Purchases of fixed maturities, held to maturity	(27,292,675)	(11,317,784)
Purchases of fixed maturities, available for sale	(98,008,601)	(98,653,226)
Purchases of equity securities, available for sale	(5,604,316)	(5,362,246)
Maturity of fixed maturities:
Held to maturity	9,540,543	20,322,215
Available for sale	55,080,426	33,006,624
Sales of fixed maturities, available for sale	40,206,225	22,551,224
Sales of equity securities, available for sale	1,416,252	2,704,425
Net (purchases) sales of property and equipment	(162,153)	6,765
Net decrease in investment in affiliate	—	675,100
Net sales of short-term investments	4,043,472	1,127,764

Net cash used in investing activities	(20,780,827)	(34,939,139)

Cash Flows from Financing Activities:
Cash dividends paid	(6,937,914)	(7,077,712)
Issuance of common stock	5,269,989	16,056,505
Purchase of treasury stock	—	(904,675)
Payments on lines of credit	(3,500,000)	(7,500,000)
Borrowings under lines of credit	—	1,500,000

Net cash (used in) provided by financing activities	(5,167,925)	2,074,118

Net increase in cash	1,557,507	1,323,828
Cash at beginning of period	28,139,144	35,578,509

Cash at end of period	$29,696,651	$36,902,337

Cash paid during period - Interest	$648,705	$533,547
Net cash paid during period - Taxes	$6,055,000	$3,700,000

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

At June 30, 2016, Donegal Mutual held approximately 47% of our outstanding Class A common stock and approximately 83% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 73% of the total voting power of our outstanding common stock. We believe Donegal Mutual’s voting control of us benefits us for the reasons we describe in our Annual Reports on Form 10-K and in our proxy statements. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to a pooling agreement and other intercompany agreements and transactions. While each company maintains its separate corporate existence, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

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

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 additional shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the SEC and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the six months ended June 30, 2016. We purchased 57,658 shares of our Class A common stock under this program during the six months ended June 30, 2015. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through June 30, 2016.

2 -	Basis of Presentation

Our financial information for the interim periods included in this Form 10-Q Report is unaudited; however, our financial information we include in this Form 10-Q Report reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of our management, are necessary for a fair presentation of our financial position, results of operations and cash flows for those interim periods. Our results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results of operations we expect for the year ending December 31, 2016.

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

	Three Months Ended June 30,
	2016		2015
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic net income per share:
Numerator:
Allocation of net income	$6,919	$1,666	$5,273	$1,192

Denominator:
Weighted-average shares outstanding	20,746	5,577	22,002	5,577

Basic net income per share	$0.33	$0.30	$0.24	$0.21

Diluted net income per share:
Numerator:
Allocation of net income	$6,919	$1,666	$5,273	$1,192

Denominator:
Number of shares used in basic computation	20,746	5,577	22,002	5,577
Weighted-average shares effect of dilutive securities
Add: Director and employee stock options	576	—	376	—

Number of shares used in diluted computation	21,322	5,577	22,378	5,577

Diluted net income per share	$0.32	$0.30	$0.24	$0.21

	Six Months Ended June 30,
	2016		2015
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic net income per share:
Numerator:
Allocation of net income	$16,412	$4,022	$10,830	$2,489

Denominator:
Weighted-average shares outstanding	20,645	5,577	21,769	5,577

Basic net income per share	$0.79	$0.72	$0.50	$0.45

Diluted net income per share:
Numerator:
Allocation of net income	$16,412	$4,022	$10,830	$2,489

Denominator:
Number of shares used in basic computation	20,645	5,577	21,769	5,577
Weighted-average shares effect of dilutive securities
Add: Director and employee stock options	424	—	478	—

Number of shares used in diluted computation	21,069	5,577	22,247	5,577

Diluted net income per share	$0.78	$0.72	$0.49	$0.45

We did not include outstanding options to purchase the following number of shares of Class A common stock in our computation of diluted earnings per share because the exercise price of the options exceeded the average market price of our Class A common stock during the applicable periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Number of options to purchase Class A shares excluded	—	4,030,833	—	—

4 -	Reinsurance

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

Our insurance subsidiaries and Donegal Mutual purchase certain third-party reinsurance on a combined basis. Le Mars, MICO, Peninsula and Sheboygan also purchase separate third-party reinsurance that provides coverage that we believe is commensurate with their relative size and risk exposures. Our insurance subsidiaries use several different reinsurers, all of which, consistent with the requirements of our insurance subsidiaries and Donegal Mutual, have an A.M. Best rating of A- (Excellent) or better or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A- rating from A.M. Best. The following information describes the external reinsurance our insurance subsidiaries have in place for 2016:

•	excess of loss reinsurance, under which Donegal Mutual and our insurance subsidiaries recover, through a series of reinsurance agreements, losses over a set retention (generally $1.0 million), and

•	catastrophe reinsurance, under which Donegal Mutual and our insurance subsidiaries recover, through a series of reinsurance agreements, 100% of an accumulation of many losses resulting from a single event, including natural disasters, over a set retention (generally $5.0 million) and after exceeding an annual aggregate deductible (generally $1.0 million) up to aggregate losses of $170.0 million per occurrence.

Our insurance subsidiaries and Donegal Mutual also purchase facultative reinsurance to cover exposures in excess of the covered limits of their third-party reinsurance agreements.

In addition to the pooling agreement and third-party reinsurance, our insurance subsidiaries have various reinsurance agreements with Donegal Mutual.

We have made no significant changes to our third-party reinsurance or the reinsurance agreements between our insurance subsidiaries and Donegal Mutual during the six months ended June 30, 2016.

5 -	Investments

The amortized cost and estimated fair values of our fixed maturities and equity securities at June 30, 2016 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$58,132	$3,669	$—	$61,801
Obligations of states and political subdivisions	121,105	15,831	—	136,936
Corporate securities	80,673	3,181	654	83,200
Mortgage-backed securities	68,257	2,670	—	70,927

Totals	$328,167	$25,351	$654	$352,864

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$36,652	$518	$—	$37,170
Obligations of states and political subdivisions	188,653	12,320	21	200,952
Corporate securities	85,167	1,930	100	86,997
Mortgage-backed securities	181,222	3,778	10	184,990

Fixed maturities	491,694	18,546	131	510,109
Equity securities	39,557	5,707	657	44,607

Totals	$531,251	$24,253	$788	$554,716

At June 30, 2016, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $234.3 million and an amortized cost of $215.7 million. Our holdings at June 30, 2016 also included special revenue bonds with an aggregate fair value of $103.6 million and an amortized cost of $94.0 million. With respect to both categories of those bonds at June 30, 2016, we held no securities of any issuer that constituted more than 10% of our holdings of either bond category. Education bonds and water and sewer utility bonds represented 60% and 24%, respectively, of our total investments in special revenue bonds based on the carrying values of these investments at June 30, 2016. Many of the issuers of the special revenue bonds we held at June 30, 2016 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held at June 30, 2016 were similar to general obligation bonds.

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

We made reclassifications from available for sale to held to maturity of certain fixed maturities at fair value on November 30, 2013. We segregated within accumulated other comprehensive income the net unrealized losses of $15.1 million arising prior to the November 30, 2013 reclassification date for fixed maturities we reclassified from available for sale to held to maturity. We are amortizing this balance over the remaining life of the related securities as an adjustment to yield in a manner consistent with the accretion of discount on the same fixed maturities. We recorded amortization of $694,613 and $615,376 in accumulated other comprehensive income during the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016 and December 31, 2015, net unrealized losses of $11.6 million and $12.3 million, respectively, remained within accumulated other comprehensive income.

We show below the amortized cost and estimated fair value of our fixed maturities at June 30, 2016 by contractual maturity. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity
Due in one year or less	$9,703	$9,733
Due after one year through five years	42,968	44,547
Due after five years through ten years	85,940	92,360
Due after ten years	121,299	135,297
Mortgage-backed securities	68,257	70,927

Total held to maturity	$328,167	$352,864

Available for sale
Due in one year or less	$40,729	$41,748
Due after one year through five years	100,924	105,002
Due after five years through ten years	108,579	113,634
Due after ten years	60,240	64,735
Mortgage-backed securities	181,222	184,990

Total available for sale	$491,694	$510,109

Gross realized gains and losses from investments before applicable income taxes for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Gross realized gains:
Fixed maturities	$675	$144	$1,840	$967
Equity securities	56	246	56	703

	731	390	1,896	1,670

Gross realized losses:
Fixed maturities	3	—	258	78
Equity securities	13	—	452	155

	16	—	710	233

Net realized gains	$715	$390	$1,186	$1,437

We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at June 30, 2016 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Obligations of states and political subdivisions	1,572	1	986	20
Corporate securities	16,039	167	6,302	587
Mortgage-backed securities	2,931	5	1,530	5
Equity securities	3,036	652	95	5

Totals	$23,578	$825	$8,913	$617

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

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we write down the investment to its fair value, and we reflect the amount of the write-down as a realized loss in our results of operations when we consider the decline in value of an individual equity security investment to be other than temporary. We monitor all investments individually for other-than-temporary declines in value. Generally, we assume there has been an other-than-temporary decline in value if an individual equity security has depreciated in value by more than 20% of our original cost and has been in such an unrealized loss position for more than six months. We held nine equity securities that were in an unrealized loss position at June 30, 2016. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we considered these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, issuer or geographic events that have negatively impacted the value of a security and rating agency downgrades. We held 40 debt securities that were in an unrealized loss position at June 30, 2016. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary.

We amortize premiums and discounts on debt securities over the life of the security as an adjustment to yield using the effective interest method. We compute realized investment gains and losses using the specific identification method.

We amortize premiums and discounts on mortgage-backed debt securities using anticipated prepayments.

We account for our investment in affiliate using the equity method of accounting. Under this method, we record our investment at cost, with adjustments for our share of our affiliate’s earnings and losses as well as changes in the equity of our affiliate due to unrealized gains and losses. Our investment in affiliate represents our 48.2% ownership interest in DFSC. We include our share of DFSC’s net income in our results of operations. We have compiled the following summary financial information for DFSC at June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015, respectively, from the financial statements of DFSC. The financial information of DFSC at June 30, 2016 and 2015 and for the three and six months then ended is unaudited.

	June 30, 2016	December 31, 2015
	(in thousands)
Balance sheets:
Total assets	$508,768	$507,139

Total liabilities	$426,166	$427,423
Stockholders’ equity	82,602	79,716

Total liabilities and stockholders’ equity	$508,768	$507,139

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Income statements:
Net income	$634	$709	$707	$1,525

6 -	Segment Information

We evaluate the performance of our personal lines and commercial lines segments based upon the underwriting results of our insurance subsidiaries using statutory accounting principles (“SAP”) that various state insurance departments prescribe or permit. Our management uses SAP to measure the performance of our insurance subsidiaries instead of United States generally accepted accounting principles (“GAAP”). Financial data by segment for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30,
	2016	2015
	(in thousands)
Revenues:
Premiums earned
Commercial lines	$72,962	$64,253
Personal lines	88,981	86,205

GAAP premiums earned	161,943	150,458
Net investment income	5,344	5,157
Realized investment gains	715	390
Equity in earnings of DFSC	305	342
Other	1,540	1,670

Total revenues	$169,847	$158,017

Income before income taxes:
Underwriting income (loss):
Commercial lines	$5,577	$2,171
Personal lines	(3,767)	(2,898)

SAP underwriting income (loss)	1,810	(727)
GAAP adjustments	3,051	2,628

GAAP underwriting income	4,861	1,901
Net investment income	5,344	5,157
Realized investment gains	715	390
Equity in earnings of DFSC	305	342
Other	821	603

Income before income taxes	$12,046	$8,393

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Revenues:
Premiums earned
Commercial lines	$142,834	$126,580
Personal lines	177,584	170,408

GAAP premiums earned	320,418	296,988
Net investment income	10,890	10,106
Realized investment gains	1,186	1,437
Equity in earnings of DFSC	341	868
Other	3,081	3,390

Total revenues	$335,916	$312,789

Income before income taxes:
Underwriting income (loss):
Commercial lines	$10,417	$2,002
Personal lines	(1,092)	(2,772)

SAP underwriting income (loss)	9,325	(770)
GAAP adjustments	5,007	4,501

GAAP underwriting income	14,332	3,731
Net investment income	10,890	10,106
Realized investment gains	1,186	1,437
Equity in earnings of DFSC	341	868
Other	1,315	1,267

Income before income taxes	$28,064	$17,409

7 -	Borrowings

Lines of Credit

In July 2016, we renewed our existing credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a $60.0 million unsecured, revolving line of credit. The line of credit expires in July 2019. We have the right to request a one-year extension of the credit agreement as of each anniversary date of the credit agreement. At June 30, 2016, we had $42.5 million in outstanding borrowings and had the ability to borrow an additional $17.5 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus 2.25%. The interest rate on our outstanding borrowings from M&T is adjustable quarterly, and, at June 30, 2016, that interest rate was 2.72%. We pay a fee of 0.2% per annum on the loan commitment amount regardless of usage. The credit agreement requires our compliance with certain covenants. These covenants include minimum levels of our net worth, leverage ratio, statutory surplus and the A.M. Best ratings of our insurance subsidiaries. We were in compliance with all requirements of the M&T credit agreement during the six months ended June 30, 2016.

MICO is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis. Through its membership, MICO has the ability to issue debt to the FHLB of Indianapolis in exchange for cash advances. MICO had no outstanding borrowings with the FHLB of Indianapolis at June 30, 2016. The table below presents the amount of FHLB of Indianapolis stock MICO purchased, collateral pledged and assets related to MICO’s membership at June 30, 2016.

FHLB of Indianapolis stock purchased and owned	$236,700
Collateral pledged, at par (carrying value $2,312,983)	2,307,336
Borrowing capacity currently available	2,272,076

Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. Atlantic States had $35.0 million in outstanding advances at June 30, 2016. The interest rate on the advances was .57% at June 30, 2016. The table below presents the amount of FHLB of Pittsburgh stock Atlantic States purchased, collateral pledged and assets related to Atlantic States’ membership in the FHLB of Pittsburgh at June 30, 2016.

FHLB of Pittsburgh stock purchased and owned	$1,574,700
Collateral pledged, at par (carrying value $37,770,454)	37,773,780
Borrowing capacity currently available	2,061,451

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

We charged compensation expense related to our stock compensation plans against income before income taxes of $807,252 and $637,887 for the three months ended June 30, 2016 and 2015, respectively, with a corresponding income tax benefit of $282,538 and $223,260, respectively. We charged compensation expense related to our stock compensation plans against income before income taxes of $1.6 million and $1.3 million for the six months ended June 30, 2016 and 2015, respectively, with a corresponding income tax benefit of $565,441 and $462,126, respectively. At June 30, 2016, we had $2.4 million of unrecognized compensation expense related to nonvested share-based compensation granted under our stock compensation plans. We expect to recognize this compensation expense over a weighted average period of approximately 1.5 years.

We received cash from option exercises under all stock compensation plans during the three months ended June 30, 2016 and 2015 of $3.4 million and $12.2 million, respectively. We received cash from option exercises under all stock compensation plans during the six months ended June 30, 2016 and 2015 of $4.1 million and $13.5 million, respectively. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of $243,600 and $348,485 for the three months ended June 30, 2016 and 2015, respectively. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of $278,196 and $419,735 for the six months ended June 30, 2016 and 2015, respectively.

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

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. These pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates we obtain from the pricing services are representative of fair values based upon our investment personnel’s general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel regularly monitor the market, current trading ranges for similar securities and the pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security type and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At June 30, 2016, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at June 30, 2016, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

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

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at June 30, 2016:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$37,170	$—	$37,170	$—
Obligations of states and political subdivisions	200,952	—	200,952	—
Corporate securities	86,997	—	86,997	—
Mortgage-backed securities	184,990	—	184,990	—
Equity securities	34,238	34,238	—	—

Total investments in the fair value hierarchy	544,347	34,238	510,109	—

Investment measured at net asset value	10,369	—	—	—

Totals	$554,716	$34,238	$510,109	$—

We did not transfer any investments between Levels 1 and 2 during the six months ended June 30, 2016.

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

At June 30, 2016 and December 31, 2015, respectively, we had no material unrecognized tax benefits or accrued interest and penalties. Tax years 2012 through 2015 remained open for examination at June 30, 2016. We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of our tax assets. We established a valuation allowance of $440,778 related to a portion of the net operating loss carryforward of Le Mars at January 1, 2004. We have determined that we are not required to establish a valuation allowance for our other net deferred tax assets of $42.9 million and $42.7 million at June 30, 2016 and December 31, 2015, respectively, because it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income and the implementation of tax planning strategies. We also have a net operating loss carryforward of $3.6 million related to Le Mars, which will begin to expire in 2020 if not previously utilized. This carryforward is subject to an annual limitation in the amount that we can use in any one year of approximately $376,000. We also have an alternative minimum tax credit carryforward of $7.9 million with an indefinite life.

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

In February 2015, the FASB issued a new standard that amends the current consolidation guidance affecting both the variable interest entity (“VIE”) and voting interest entity (“VOE”) consolidation models. The standard does not add or remove any of the characteristics in determining if an entity is a VIE or a VOE, but rather, the standard enhances assessment of some of these characteristics. The new standard was effective on December 15, 2015. The adoption of this new guidance did not have a significant impact on our financial position, results of operations or cash flows.

In May 2015, the FASB issued guidance that removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The guidance also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The guidance instead limits disclosure to investments for which the entity has elected to measure fair value using that practical expedient. The guidance was effective for annual reporting periods beginning after December 15, 2015, and interim reporting periods within those annual reporting periods. The adoption of this new guidance did not have a significant impact on our financial position, results of operations or cash flows.

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

In March 2016, the FASB issued guidance that simplifies and improves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance is effective for annual and interim reporting periods beginning after December 15, 2016. We do not expect the adoption of this new guidance to have a significant impact on our financial position, results of operations or cash flows.

In June 2016, the FASB issued guidance that amends previous guidance on the impairment of financial instruments by adding an impairment model that allows an entity to recognize expected credit losses as an allowance rather than impairments as credit losses are incurred. The new guidance is intended to reduce complexity and result in a more timely recognition of expected credit losses. The guidance is effective for annual and interim reporting periods beginning after December 15, 2019. We do not expect the adoption of this new guidance to have a significant impact on our financial position, results of operations or cash flows.

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

Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced a decrease in claims frequency on workers’ compensation claims during the past several years while the severity of these claims has gradually increased. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on workers’ compensation claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at June 30, 2016. For every 1% change in our insurance subsidiaries’ estimate for loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $3.3 million.

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

Donegal Mutual and our insurance subsidiaries operate together as the Donegal Insurance Group and share a combined business plan designed to achieve market penetration and underwriting profitability objectives. The products our insurance subsidiaries and Donegal Mutual offer are generally complementary, thereby allowing Donegal Insurance Group to offer a broader range of products to a given market and to expand Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account. Distinctions within the products of Donegal Mutual and our insurance subsidiaries generally relate to specific risk profiles targeted within similar classes of business, such as preferred tier products compared to standard tier products, but we do not allocate all of the standard risk gradients to one company. Therefore, the underwriting profitability of the business the individual companies write directly will vary. However, because the pool homogenizes the risk characteristics of all business Donegal Mutual and Atlantic States write directly and each company shares the results according to each company’s participation percentage, each company realizes its percentage share of the underwriting results of the pool. Our insurance subsidiaries’ unpaid liability for losses and loss expenses by major line of business at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
	(in thousands)
Commercial lines:
Automobile	$52,987	$53,938
Workers’ compensation	102,543	99,212
Commercial multi-peril	53,546	54,395
Other	3,542	3,119

Total commercial lines	212,618	210,664

Personal lines:
Automobile	94,907	93,923
Homeowners	16,386	15,816
Other	2,353	1,651

Total personal lines	113,646	111,390

Total commercial and personal lines	326,264	322,054
Plus reinsurance recoverable	250,901	256,151

Total liability for unpaid losses and loss expenses	$577,165	$578,205

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

Percentage Change in Loss and Loss Expense Reserves Net of Reinsurance	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at June 30, 2016	Percentage Change in Stockholders’ Equity at June 30, 2016(1)	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2015	Percentage Change in Stockholders’ Equity at December 31, 2015(1)
(dollars in thousands)
(10.0)%	$293,638	4.8%	$289,849	5.1%
(7.5)	301,794	3.6	297,900	3.8
(5.0)	309,951	2.4	305,951	2.6
(2.5)	318,107	1.2	314,003	1.3
Base	326,264	—	322,054	—
2.5	334,421	(1.2)	330,105	(1.3)
5.0	342,577	(2.4)	338,157	(2.6)
7.5	350,734	(3.6)	346,208	(3.8)
10.0	358,890	(4.8)	354,259	(5.1)

(1)	Net of income tax effect.

Statutory Combined Ratios

We evaluate our insurance operations by monitoring certain key measures of growth and profitability. In addition to using GAAP-based performance measurements, we also utilize certain non-GAAP financial measures that we believe are valuable in managing our business and for comparison to our peers. These non-GAAP measures are underwriting income, combined ratio and net premiums written. An insurance company’s statutory combined ratio is a standard measure of underwriting profitability. This ratio is the sum of the ratio of calendar-year incurred losses and loss expenses to premiums earned; the ratio of expenses incurred for commissions, premium taxes and underwriting expenses to net premiums written and the ratio of dividends to policyholders to premiums earned. The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. A combined ratio of less than 100 percent generally indicates underwriting profitability. The statutory combined ratio differs from the GAAP combined ratio. In calculating the GAAP combined ratio, we do not deduct installment payment fees from incurred expenses, and we base the expense ratio on premiums earned instead of premiums written. Differences between our GAAP loss ratios reported in our financial statements and our insurance subsidiaries’ statutory loss ratios result from anticipating salvage and subrogation recoveries for the GAAP loss ratios but not for the statutory loss ratios. The following table sets forth our insurance subsidiaries’ statutory combined ratios by major line of business for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Commercial lines:
Automobile	106.5%	98.2%	104.2%	99.8%
Workers’ compensation	82.7	100.5	84.5	94.2
Commercial multi-peril	85.9	85.4	85.3	93.8
Total commercial lines	88.5	92.4	88.2	93.7
Personal lines:
Automobile	102.0	101.7	100.9	100.6
Homeowners	98.7	98.3	94.8	98.5
Total personal lines	100.2	99.4	98.0	98.9
Total commercial and personal lines	95.0	96.4	93.6	96.6

Investments

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we write down an individual investment to its fair value and we reflect the amount of the write-down as a realized loss in our results of operations when we consider the decline in value of the individual investment to be other than temporary. We individually monitor all investments for other-than-temporary declines in value. Generally, we assume there has been an other-than-temporary decline in value if an individual equity security has depreciated in value by more than 20% of our original cost and has been in such an unrealized loss position for more than six months. We held nine equity securities that were in an unrealized loss position at June 30, 2016. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we considered these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect on the debt security. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, company or geographic events that have negatively impacted the value of a security or rating agency downgrades. We held 40 debt securities that were in an unrealized loss position at June 30, 2016. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary. We did not recognize any impairment losses in our results of operations for the first six months of 2016 or 2015.

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount we could realize if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates we obtain from the pricing services are representative of fair values based upon the general market knowledge of our investment personnel, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security type and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At June 30, 2016, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at June 30, 2016, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

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

Results of Operations - Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the three months ended June 30, 2016 were $178.2 million, an increase of $12.7 million, or 7.7%, from the $165.6 million of net premiums written for the second quarter of 2015. We attribute the increase to the impact of premium rate increases and an increase in the writing of commercial lines of business. Personal lines net premiums written increased $3.8 million, or 4.0%, for the second quarter of 2016 compared to the second quarter of 2015. The increase was attributable primarily to premium rate increases our insurance subsidiaries implemented throughout 2015 and 2016. Commercial lines net premiums written increased $8.9 million, or 12.4%, for the second quarter of 2016 compared to the second quarter of 2015. The increase was primarily attributable to premium rate increases and increased writings of new commercial accounts.

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the second quarter of 2016 were $161.9 million, an increase of $11.5 million, or 7.6%, compared to $150.5 million for the second quarter of 2015, reflecting increases in net premiums written during 2016 and 2015. Our insurance subsidiaries earn premiums and recognize them as revenue over the terms of their policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding 12-month period compared to the comparable period one year earlier.

Investment Income. Our net investment income increased to $5.3 million for the second quarter of 2016, compared to $5.2 million for the second quarter of 2015. We attribute the increase primarily to an increase in average invested assets.

Net Realized Investment Gains. Net realized investment gains for the second quarter of 2016 were $715,177, compared to $390,461 for the second quarter of 2015. The net realized investment gains for the second quarter of 2016 and 2015 resulted primarily from calls and strategic sales of fixed maturities and equity securities within our investment portfolio. We did not recognize any impairment losses in our investment portfolio during the second quarters of 2016 or 2015.

Equity in Earnings of DFSC. Our equity in the earnings of DFSC was $305,475 for the second quarter of 2016, compared to $341,527 for the second quarter of 2015.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, for the second quarter of 2016 was 63.7%, a decrease from our insurance subsidiaries’ loss ratio of 65.0% for the second quarter of 2015. On a statutory basis, our insurance subsidiaries’ commercial lines loss ratio was 58.5% for the second quarter of 2016, compared to 61.7% for the second quarter of 2015, primarily due to a decrease in the workers’ compensation loss ratio. The personal lines statutory loss ratio of our insurance subsidiaries increased slightly to 68.3% for the second quarter of 2016, compared to 67.6% for the second quarter of 2015, primarily due to a slight increase in the personal automobile loss ratio. Our insurance subsidiaries experienced unfavorable loss reserve development of approximately $3.7 million during the second quarter of 2016 in their reserves for prior accident years, compared to unfavorable loss reserve development of approximately $4.0 million during the second quarter of 2015. The improvement in loss reserve development patterns occurred primarily within our insurance subsidiaries’ workers’ compensation reserves.

Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 32.8% for the second quarter of 2016, compared to 33.3% for the second quarter of 2015. We attribute the decrease to the benefit of premium tax credits in the amount of $2.8 million that Michigan recognized during the second quarter of 2016 following legislative resolution of an unintended result of a 2012 legislative change that made certain premium tax credits available to insurance companies doing business in the State of Michigan. The benefit was offset by higher underwriting-based incentives during the second quarter of 2016 compared to the second quarter of 2015. We do not expect to benefit further from Michigan premium tax credits in future periods.

Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were 97.0% and 98.7% for the three months ended June 30, 2016 and 2015, respectively.

Interest Expense. Our interest expense for the second quarter of 2016 was $403,882, compared to $390,077 for the second quarter of 2015. We attribute the increase to higher average borrowings during the second quarter of 2016 compared to the second quarter of 2015.

Income Taxes. Income tax expense was $3.5 million for the second quarter of 2016, representing an effective tax rate of 28.7%, compared to income tax expense of $1.9 million for the second quarter of 2015, representing an effective tax rate of 23.0% . The effective tax rate in both periods represented an estimate based on our projected annual taxable income. The increase in the effective tax rate reflects our expectation that tax-exempt interest income will represent a lesser proportion of our 2016 taxable income compared to 2015.

Net Income and Earnings Per Share. Our net income for the second quarter of 2016 was $8.6 million, or $.32 per share of Class A common stock on a diluted basis and $.30 per share of Class B common stock, compared to net income of $6.5 million, or $.24 per share of Class A common stock and $.21 per share of Class B common stock, for the second quarter of 2015. We had 20.9 million and 22.4 million Class A shares outstanding at June 30, 2016 and 2015, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.

Results of Operations - Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the six months ended June 30, 2016 were $348.3 million, an increase of $26.1 million, or 8.1%, from the $322.2 million of net premiums written for the comparable period of 2015. We attribute the increase to the impact of premium rate increases and an increase in the writing of commercial lines of business. Personal lines net premiums written increased $8.1 million, or 4.6%, for the first half of 2016 compared to the first half of 2015. The increase was attributable primarily to premium rate increases our insurance subsidiaries implemented throughout 2015 and 2016. Commercial lines net premiums written increased $18.0 million, or 12.2%, for the first half of 2016 compared to the first half of 2015. The increase was primarily attributable to premium rate increases and increased writings of new commercial accounts.

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the first half of 2016 were $320.4 million, an increase of $23.4 million, or 7.9%, compared to $297.0 million for the first half of 2015, reflecting increases in net premiums written during 2016 and 2015. Our insurance subsidiaries earn premiums and recognize them as revenue over the terms of their policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding 12-month period compared to the comparable period one year earlier.

Investment Income. Our net investment income increased to $10.9 million for the first half of 2016, compared to $10.1 million for the first half of 2015. We attribute the increase primarily to an increase in average invested assets.

Net Realized Investment Gains. Net realized investment gains for the first half of 2016 were $1.2 million, compared to $1.4 million for the first half of 2015. The net realized investment gains for the first half of 2016 and 2015 resulted primarily from calls and strategic sales of fixed maturities and equity securities within our investment portfolio. We did not recognize any impairment losses in our investment portfolio during the first half of 2016 or 2015.

Equity in Earnings of DFSC. Our equity in the earnings of DFSC was $340,702 for the first half of 2016, compared to $868,287 for the first half of 2015.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, for the first half of 2016 was 62.0%, a decrease from our insurance subsidiaries’ loss ratio of 65.2% for the first half of 2015. On a statutory basis, our insurance subsidiaries’ commercial lines loss ratio was 57.7% for the first half of 2016, compared to 62.9% for the first half of 2015, primarily due to decreases in the commercial multi-peril and workers’ compensation loss ratios. The personal lines statutory loss ratio of our insurance subsidiaries decreased to 65.6% for the first half of 2016, compared to 67.2% for the first half of 2015, primarily due to a decrease in the homeowners loss ratio. Our insurance subsidiaries experienced unfavorable loss reserve development of approximately $3.7 million during the first half of 2016 in their reserves for prior accident years, compared to unfavorable loss reserve development of approximately $3.4 million during the first half of 2015. The regression in loss reserve development patterns occurred primarily within our insurance subsidiaries’ commercial multiple-peril reserves.

Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 33.0% for the first six months of 2016 and 2015.

Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were 95.5% and 98.7% for the six months ended June 30, 2016 and 2015, respectively.

Interest Expense. Our interest expense for the first half of 2016 was $812,362, compared to $720,615 for the first half of 2015. We attribute the increase to higher average borrowings during the first half of 2016 compared to the first half of 2015.

Income Taxes. Income tax expense was $7.6 million for the first half of 2016, representing an effective tax rate of 27.2%, compared to income tax expense of $4.1 million for the first half of 2015, representing an effective tax rate of 23.5% . The effective tax rate in both periods represented an estimate based on our projected annual taxable income. The increase in the effective tax rate reflects our expectation that tax-exempt interest income will represent a lesser proportion of our 2016 taxable income compared to 2015.

Net Income and Earnings Per Share. Our net income for the first half of 2016 was $20.4 million, or $.78 per share of Class A common stock on a diluted basis and $.72 per share of Class B common stock, compared to net income of $13.3 million, or $.49 per share of Class A common stock on a diluted basis and $.45 per share of Class B common stock, for the first half of 2015. We had 20.9 million and 22.4 million Class A shares outstanding at June 30, 2016 and 2015, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as such obligations and needs arise. Our major sources of funds from operations are the net cash flows we generate from our insurance subsidiaries’ underwriting results, investment income and investment maturities.

Our operations have historically generated sufficient net positive cash flow to fund our commitments and add to our investment portfolio, thereby increasing future investment returns and enhancing our liquidity. The impact of the pooling agreement between Donegal Mutual and Atlantic States has historically been cash-flow positive because of the consistent underwriting profitability of the pool. Donegal Mutual and Atlantic States settle their respective obligations to each other under the pool monthly, thereby resulting in cash flows substantially similar to the cash flows that would result from each company writing the business directly. We have not experienced any unusual variations in the timing of claim payments associated with the loss reserves of our insurance subsidiaries. We maintain significant liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective, thereby providing an additional measure of liquidity to meet our obligations should an unexpected variation occur in the future. Our operating activities provided net cash flows in the first six months of 2016 and 2015 of $27.5 million and $34.2 million, respectively, with the decrease in cash flows in 2016 due primarily to our insurance subsidiaries’ increased claim payments during the first six months of 2016 compared to the prior-year period.

At June 30, 2016, we had $42.5 million in outstanding borrowings under our line of credit with M&T and had the ability to borrow an additional $17.5 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus 2.25%. The interest rate on these borrowings was 2.72% at June 30, 2016. At June 30, 2016, Atlantic States had $35.0 million in outstanding advances with the FHLB of Pittsburgh. The interest rate on these advances was .57% at June 30, 2016.

The following table shows our expected payments for significant contractual obligations at June 30, 2016:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Net liability for unpaid losses and loss expenses of our insurance subsidiaries	$326,264	$150,805	$150,302	$12,074	$13,083
Subordinated debentures	5,000	—	—	—	5,000
Borrowings under lines of credit	77,500	35,000	42,500	—	—

Total contractual obligations	$408,764	$185,805	$192,802	$12,074	$18,083

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

We discuss in Note 7 – Borrowings our estimate of the timing of the amounts for the borrowings under our lines of credit based on their contractual maturities. The borrowings under our lines of credit carry interest rates that vary as we discuss in Note 7 – Borrowings. Based upon the interest rates in effect at June 30, 2016, our annual interest cost associated with the borrowings under our lines of credit is approximately $1.4 million. For every 1% change in the interest rate associated with the borrowings under our lines of credit, the effect on our annual interest cost would be approximately $775,000.

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

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 additional shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the SEC and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the six months ended June 30, 2016. We purchased 57,658 shares of our Class A common stock under this program during the six months ended June 30, 2015. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through June 30, 2016.

On July 21, 2016, our board of directors declared quarterly cash dividends of 13.75 cents per share of our Class A common stock and 12.00 cents per share of our Class B common stock, payable on August 15, 2016 to our stockholders of record as of the close of business on August 1, 2016. We are not subject to any restrictions on our payment of dividends to our stockholders, although there are state law restrictions on the payment of dividends by our insurance subsidiaries to us. Dividends from our insurance subsidiaries are our principal source of cash for payment of dividends to our stockholders. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk based capital (“RBC”) requirements that limit their ability to pay dividends to us. Our insurance subsidiaries’ statutory capital and surplus at December 31, 2015 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin. Our insurance subsidiaries paid $6.0 million in dividends to us during the first six months of 2016. Amounts remaining available for distribution to us as dividends from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities in 2016 are $18.8 million from Atlantic States, $2.3 million from Southern, $1.1 million from Le Mars, $4.2 million from Peninsula, $325,412 from Sheboygan and $3.1 million from MICO, or a total of approximately $29.8 million.

At June 30, 2016, we had no material commitments for capital expenditures.

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

There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2015 through June 30, 2016.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at June 30, 2016, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information we are required to disclose in the reports that we file or submit under the Exchange Act, and our disclosure controls and procedures were also effective to ensure that information we disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Our business, results of operations and financial condition, and, therefore, the value of our Class A common stock and our Class B common stock, are subject to a number of risks. For a description of certain risks, we refer to “Risk Factors” in our 2015 Annual Report on Form 10-K we filed with the SEC on March 18, 2016. There have been no material changes in the risk factors we disclosed in that Form 10-K Report during the six months ended June 30, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 April 1-30, 2016	Class A – None Class B – None	Class A – None Class B – None	Class A – None Class B – None

Month #2 May 1-31, 2016	Class A – None Class B – 100	Class A – None Class B – $14.06	Class A – None Class B – 100	(1)

Month #3 June 1-30, 2016	Class A – None Class B – 200	Class A – None Class B – $14.62	Class A – None Class B – 200	(1)

Total	Class A – None Class B – 300	Class A – None Class B – $14.43	Class A – None Class B – 300

(1)	Donegal Mutual purchased these shares pursuant to its announcement on August 17, 2004 that it will, at its discretion, purchase shares of our Class A common stock and Class B common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. Such announcement did not stipulate a maximum number of shares that may be purchased under this program.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

Exhibit 31.1	Certification of Chief Executive Officer

Exhibit 31.2	Certification of Chief Financial Officer

Exhibit 32.1	Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Title 18 of the United States Code

Exhibit 32.2	Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Title 18 of the United States Code

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONEGAL GROUP INC.

August 8, 2016	By:	/s/ Kevin G. Burke
Kevin G. Burke, President and Chief Executive Officer

August 8, 2016	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Executive Vice President and Chief Financial Officer