Form 10-Q
period 2016-09-30
DONEGAL GROUP INC
filed 2016-11-07
CIK 800457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,231,379 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on October 31, 2016.

DONEGAL GROUP INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Donegal Group Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost	$332,272,969	$310,258,704
Available for sale, at fair value	515,821,393	501,393,559
Equity securities, available for sale, at fair value	46,311,943	37,260,821
Investment in affiliate	40,145,067	38,476,708
Short-term investments, at cost, which approximates fair value	9,251,153	13,432,482

Total investments	943,802,525	900,822,274
Cash	32,130,534	28,139,144
Accrued investment income	6,817,760	5,991,197
Premiums receivable	165,761,900	141,267,411
Reinsurance receivable	259,428,626	259,728,113
Deferred policy acquisition costs	57,404,289	52,108,388
Deferred tax asset, net	14,721,101	19,443,807
Prepaid reinsurance premiums	127,431,503	113,522,505
Property and equipment, net	6,705,671	7,027,143
Federal income taxes receivable	1,823,273	1,487,656
Goodwill	5,625,354	5,625,354
Other intangible assets	958,010	958,010
Other	1,453,864	1,713,413

Total assets	$1,624,064,410	$1,537,834,415

Liabilities and Stockholders’ Equity
Liabilities
Unpaid losses and loss expenses	$594,267,943	$578,205,109
Unearned premiums	476,432,783	429,493,203
Accrued expenses	21,067,170	22,460,475
Reinsurance balances payable	3,058,225	3,480,406
Borrowings under lines of credit	74,000,000	81,000,000
Cash dividends declared	—	3,511,881
Subordinated debentures	5,000,000	5,000,000
Accounts payable - securities	540,311	582,560
Due to affiliate	3,978,958	3,557,177
Other	1,710,209	2,155,036

Total liabilities	1,180,055,599	1,129,445,847

Stockholders’ Equity
Preferred stock, $.01 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 40,000,000 shares, issued 24,189,133 and 23,501,805 shares and outstanding 21,186,545 and 20,499,217 shares	241,892	235,018
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	231,885,764	219,525,301
Accumulated other comprehensive income	6,340,292	773,744
Retained earnings	246,710,728	229,024,370
Treasury stock, at cost	(41,226,357)	(41,226,357)

Total stockholders’ equity	444,008,811	408,388,568

Total liabilities and stockholders’ equity	$1,624,064,410	$1,537,834,415

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,
	2016	2015
Revenues:
Net premiums earned	$166,809,851	$153,096,075
Investment income, net of investment expenses	5,581,238	5,399,080
Net realized investment gains (losses) (includes $1,018,415 and ($754,050) accumulated other comprehensive income (loss) reclassifications)	1,018,415	(754,050)
Lease income	163,779	178,827
Installment payment fees	1,380,024	1,473,447
Equity in earnings of Donegal Financial Services Corporation	357,956	408,405

Total revenues	175,311,263	159,801,784

Expenses:
Net losses and loss expenses	111,174,963	102,233,708
Amortization of deferred policy acquisition costs	27,524,000	25,036,000
Other underwriting expenses	28,340,135	24,155,566
Policyholder dividends	1,143,026	886,210
Interest	473,917	188,000
Other expenses	226,183	301,367

Total expenses	168,882,224	152,800,851

Income before income tax expense	6,429,039	7,000,933
Income tax expense (includes $356,446 and ($263,918) income tax expense (benefit) from reclassification items)	1,615,635	1,314,102

Net income	$4,813,404	$5,686,831

Earnings per common share:
Class A common stock - basic	$0.19	$0.21

Class A common stock - diluted	$0.18	$0.21

Class B common stock - basic and diluted	$0.16	$0.18

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,
	2016	2015
Net income	$4,813,404	$5,686,831
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on securities:
Unrealized holding (loss) gain during the period, net of income tax (benefit) expense of ($595,724) and 463,221	(1,106,346)	860,268
Reclassification adjustment for (gains) losses included in net income, net of income tax expense (benefit) of $356,446 and ($263,918)	(661,969)	490,132

Other comprehensive (loss) income	(1,768,315)	1,350,400

Comprehensive income	$3,045,089	$7,037,231

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Revenues:
Net premiums earned	$487,227,767	$450,083,676
Investment income, net of investment expenses	16,471,630	15,505,429
Net realized investment gains (includes $2,204,533 and $682,932 accumulated other comprehensive income reclassifications)	2,204,533	682,932
Lease income	514,768	568,552
Installment payment fees	4,109,550	4,473,905
Equity in earnings of Donegal Financial Services Corporation	698,658	1,276,692

Total revenues	511,226,906	472,591,186

Expenses:
Net losses and loss expenses	309,946,943	296,012,311
Amortization of deferred policy acquisition costs	80,034,000	73,872,000
Other underwriting expenses	81,557,159	73,192,072
Policyholder dividends	2,729,595	2,491,919
Interest	1,286,279	908,615
Other expenses	1,179,660	1,704,680

Total expenses	476,733,636	448,181,597

Income before income tax expense	34,493,270	24,409,589
Income tax expense (includes $771,587 and $239,026 income tax expense from reclassification items)	9,246,299	5,403,395

Net income	$25,246,971	$19,006,194

Earnings per common share:
Class A common stock - basic	$0.98	$0.71

Class A common stock - diluted	$0.95	$0.69

Class B common stock - basic and diluted	$0.88	$0.63

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Net income	$25,246,971	$19,006,194
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) during the period, net of income tax expense (benefit) of $3,768,959 and ($1,141,726)	6,999,494	(2,120,347)
Reclassification adjustment for gains included in net income, net of income tax expense of $771,587 and $239,026	(1,432,946)	(443,906)

Other comprehensive income (loss)	5,566,548	(2,564,253)

Comprehensive income	$30,813,519	$16,441,941

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(Unaudited)

Nine Months Ended September 30, 2016

	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2015	23,501,805	5,649,240	$235,018	$56,492	$219,525,301	$773,744	$229,024,370	$(41,226,357)	$408,388,568
Issuance of common stock	104,271	—	1,043	—	1,389,022	—	—	—	1,390,065
Share-based compensation	583,057		5,831		10,396,351				10,402,182
Net income	—	—	—	—	—	—	25,246,971	—	25,246,971
Cash dividends declared	—	—	—	—	—	—	(6,985,523)	—	(6,985,523)
Grant of stock options	—	—	—	—	575,090	—	(575,090)	—	—
Other comprehensive income	—	—	—	—	—	5,566,548	—	—	5,566,548

Balance, September 30, 2016	24,189,133	5,649,240	$241,892	$56,492	$231,885,764	$6,340,292	$246,710,728	$(41,226,357)	$444,008,811

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$25,246,971	$19,006,194

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	5,365,877	2,890,128
Net realized investment gains	(2,204,533)	(682,932)
Equity in earnings of Donegal Financial Services Corporation	(698,658)	(1,276,692)
Changes in assets and liabilities:
Losses and loss expenses	16,062,834	30,888,062
Unearned premiums	46,939,580	32,671,922
Premiums receivable	(24,494,489)	(13,301,356)
Deferred acquisition costs	(5,295,901)	(5,212,051)
Deferred income taxes	1,725,335	225,409
Reinsurance receivable	299,487	(6,254,559)
Prepaid reinsurance premiums	(13,908,998)	(1,631,341)
Accrued investment income	(826,563)	(929,722)
Due to affiliate	421,781	(1,655,351)
Reinsurance balances payable	(422,181)	(3,900,348)
Current income taxes	(335,617)	242,849
Accrued expenses	(1,393,305)	(601,830)
Other, net	(185,278)	(1,943,559)

Net adjustments	21,049,371	29,528,629

Net cash provided by operating activities	46,296,342	48,534,823

Cash Flows from Investing Activities:
Purchases of fixed maturities, held to maturity	(35,461,529)	(18,483,546)
Purchases of fixed maturities, available for sale	(127,113,153)	(132,823,136)
Purchases of equity securities, available for sale	(10,753,187)	(9,011,957)
Maturity of fixed maturities:
Held to maturity	13,603,700	22,416,840
Available for sale	64,406,512	56,293,130
Sales of fixed maturities, available for sale	52,032,208	23,485,311
Sales of equity securities, available for sale	5,068,287	2,704,425
Net purchases of property and equipment	(260,968)	(78,292)
Net decrease in investment in affiliate	—	675,100
Net sales (purchases) of short-term investments	4,181,329	(4,302,571)

Net cash used in investing activities	(34,296,801)	(59,124,696)

Cash Flows from Financing Activities:
Cash dividends paid	(10,497,404)	(10,762,609)
Issuance of common stock	9,489,253	17,106,300
Purchase of treasury stock	—	(904,675)
Payments on lines of credit	(7,000,000)	(9,500,000)
Borrowings under lines of credit	—	4,000,000

Net cash used in financing activities	(8,008,151)	(60,984)

Net increase (decrease) in cash	3,991,390	(10,650,857)
Cash at beginning of period	28,139,144	35,578,509

Cash at end of period	$32,130,534	$24,927,652

Cash paid during period - Interest	$1,001,870	$757,175
Net cash paid during period - Taxes	$8,255,000	$4,500,000

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

At September 30, 2016, Donegal Mutual held approximately 47% of our outstanding Class A common stock and approximately 83% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 73% of the total voting power of our outstanding common stock. We believe Donegal Mutual’s voting control of us benefits us for the reasons we describe in our Annual Reports on Form 10-K and in our proxy statements. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to a pooling agreement and other intercompany agreements and transactions. While each company maintains its separate corporate existence, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

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

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 additional shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the SEC and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the nine months ended September 30, 2016. We purchased 57,658 shares of our Class A common stock under this program during the nine months ended September 30, 2015. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through September 30, 2016.

2 -	Basis of Presentation

Our financial information for the interim periods included in this Form 10-Q Report is unaudited; however, our financial information we include in this Form 10-Q Report reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of our management, are necessary for a fair presentation of our financial position, results of operations and cash flows for those interim periods. Our results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results of operations we expect for the year ending December 31, 2016.

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

	Three Months Ended September 30,
	2016		2015
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic net income per share:
Numerator:
Allocation of net income	$3,901	$912	$4,663	$1,024

Denominator:
Weighted-average shares outstanding	21,078	5,577	22,442	5,577

Basic net income per share	$0.19	$0.16	$0.21	$0.18

Diluted net income per share:
Numerator:
Allocation of net income	$3,901	$912	$4,663	$1,024

Denominator:
Number of shares used in basic computation	21,078	5,577	22,442	5,577
Weighted-average shares effect of dilutive securities
Add: Director and employee stock options	831	—	242	—

Number of shares used in diluted computation	21,909	5,577	22,684	5,577

Diluted net income per share	$0.18	$0.16	$0.21	$0.18

	Nine Months Ended September 30,
	2016		2015
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic net income per share:
Numerator:
Allocation of net income	$20,329	$4,918	$15,502	$3,504

Denominator:
Weighted-average shares outstanding	20,791	5,577	21,996	5,577

Basic net income per share	$0.98	$0.88	$0.71	$0.63

Diluted net income per share:
Numerator:
Allocation of net income	$20,329	$4,918	$15,502	$3,504

Denominator:
Number of shares used in basic computation	20,791	5,577	21,996	5,577
Weighted-average shares effect of dilutive securities
Add: Director and employee stock options	560	—	400	—

Number of shares used in diluted computation	21,351	5,577	22,396	5,577

Diluted net income per share	$0.95	$0.88	$0.69	$0.63

We did not include outstanding options to purchase the following number of shares of Class A common stock in our computation of diluted earnings per share because the exercise price of the options exceeded the average market price of our Class A common stock during the applicable periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Number of options to purchase Class A shares excluded	—	4,014,501	—	—

4 -	Reinsurance

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

We have made no significant changes to our third-party reinsurance or the reinsurance agreements between our insurance subsidiaries and Donegal Mutual during the nine months ended September 30, 2016.

5 -	Investments

The amortized cost and estimated fair values of our fixed maturities and equity securities at September 30, 2016 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$59,254	$3,130	$7	$62,377
Obligations of states and political subdivisions	122,203	14,292	4	136,491
Corporate securities	86,582	3,360	598	89,344
Mortgage-backed securities	64,234	2,425	—	66,659

Totals	$332,273	$23,207	$609	$354,871

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$36,009	$368	$2	$36,375
Obligations of states and political subdivisions	184,068	10,219	11	194,276
Corporate securities	88,826	2,156	141	90,841
Mortgage-backed securities	190,936	3,444	51	194,329

Fixed maturities	499,839	16,187	205	515,821
Equity securities	41,806	4,917	411	46,312

Totals	$541,645	$21,104	$616	$562,133

At September 30, 2016, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $229.6 million and an amortized cost of $213.6 million. Our holdings at September 30, 2016 also included special revenue bonds with an aggregate fair value of $101.2 million and an amortized cost of $92.7 million. With respect to both categories of those bonds at September 30, 2016, we held no securities of any issuer that constituted more than 10% of our holdings of either bond category. Education bonds and water and sewer utility bonds represented 62% and 24%, respectively, of our total investments in special revenue bonds based on the carrying values of these investments at September 30, 2016. Many of the issuers of the special revenue bonds we held at September 30, 2016 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held at September 30, 2016 were similar to general obligation bonds.

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

We made reclassifications from available for sale to held to maturity of certain fixed maturities at fair value on November 30, 2013. We segregated within accumulated other comprehensive income the net unrealized losses of $15.1 million arising prior to the November 30, 2013 reclassification date for fixed maturities we reclassified from available for sale to held to maturity. We are amortizing this balance over the remaining life of the related securities as an adjustment to yield in a manner consistent with the accretion of discount on the same fixed maturities. We recorded amortization of $1.0 million and $905,446 in accumulated other comprehensive income during the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016 and December 31, 2015, net unrealized losses of $11.3 million and $12.3 million, respectively, remained within accumulated other comprehensive income.

We show below the amortized cost and estimated fair value of our fixed maturities at September 30, 2016 by contractual maturity. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity
Due in one year or less	$9,643	$9,657
Due after one year through five years	42,967	44,275
Due after five years through ten years	86,925	92,926
Due after ten years	128,504	141,354
Mortgage-backed securities	64,234	66,659

Total held to maturity	$332,273	$354,871

Available for sale
Due in one year or less	$36,476	$37,158
Due after one year through five years	115,204	119,709
Due after five years through ten years	105,689	109,631
Due after ten years	51,534	54,994
Mortgage-backed securities	190,936	194,329

Total available for sale	$499,839	$515,821

Gross realized gains and losses from investments before applicable income taxes for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Gross realized gains:
Fixed maturities	$289	$7	$2,129	$974
Equity securities	1,170	30	1,226	733

	1,459	37	3,355	1,707

Gross realized losses:
Fixed maturities	22	27	280	105
Equity securities	419	764	870	919

	441	791	1,150	1,024

Net realized gains (losses)	$1,018	$(754)	$2,205	$683

We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at September 30, 2016 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$2,988	$9	$—	$—
Obligations of states and political subdivisions	4,248	13	722	2
Corporate securities	21,006	205	2,911	534
Mortgage-backed securities	20,567	49	831	2
Equity securities	4,515	308	163	103

Totals	$53,324	$584	$4,627	$641

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

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we write down the investment to its fair value, and we reflect the amount of the write-down as a realized loss in our results of operations when we consider the decline in value of an individual equity security investment to be other than temporary. We monitor all investments individually for other-than-temporary declines in value. Generally, we assume there has been an other-than-temporary decline in value if an individual equity security has depreciated in value by more than 20% of our original cost and has been in such an unrealized loss position for more than six months. We held seven equity securities that were in an unrealized loss position at September 30, 2016. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we considered these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, issuer or geographic events that have negatively impacted the value of a security and rating agency downgrades. We held 55 debt securities that were in an unrealized loss position at September 30, 2016. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary.

We amortize premiums and discounts on debt securities over the life of the security as an adjustment to yield using the effective interest method. We compute realized investment gains and losses using the specific identification method.

We amortize premiums and discounts on mortgage-backed debt securities using anticipated prepayments.

We account for our investment in affiliate using the equity method of accounting. Under this method, we record our investment at cost, with adjustments for our share of our affiliate’s earnings and losses as well as changes in the equity of our affiliate due to unrealized gains and losses. Our investment in affiliate represents our 48.2% ownership interest in DFSC. We include our share of DFSC’s net income in our results of operations. We have compiled the following summary financial information for DFSC at September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015, respectively, from the financial statements of DFSC. The financial information of DFSC at September 30, 2016 and 2015 and for the three and nine months then ended is unaudited.

Balance sheets:	September 30, 2016	December 31, 2015
	(in thousands)
Total assets	$522,118	$507,139

Total liabilities	$438,942	$427,423
Stockholders’ equity	83,176	79,716

Total liabilities and stockholders’ equity	$522,118	$507,139

	Three Months Ended September 30,		Nine Months Ended September 30,
Income statements:	2016	2015	2016	2015
	(in thousands)
Net income	$742	$847	$1,449	$2,372

6 -	Segment Information

We evaluate the performance of our personal lines and commercial lines segments based upon the underwriting results of our insurance subsidiaries using statutory accounting principles (“SAP”) that various state insurance departments prescribe or permit. Our management uses SAP to measure the performance of our insurance subsidiaries instead of United States generally accepted accounting principles (“GAAP”). Financial data by segment for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended September 30,
	2016	2015
	(in thousands)
Revenues:
Premiums earned
Commercial lines	$75,571	$66,456
Personal lines	91,239	86,640

GAAP premiums earned	166,810	153,096
Net investment income	5,581	5,399
Realized investment gains (losses)	1,018	(754)
Equity in earnings of DFSC	358	408
Other	1,544	1,653

Total revenues	$175,311	$159,802

Income before income taxes:
Underwriting (loss) income:
Commercial lines	$3,701	$4,447
Personal lines	(5,861)	(3,727)

SAP underwriting (loss) income	(2,160)	720
GAAP adjustments	788	65

GAAP underwriting (loss) income	(1,372)	785
Net investment income	5,581	5,399
Realized investment gains (losses)	1,018	(754)
Equity in earnings of DFSC	358	408
Other	844	1,163

Income before income taxes	$6,429	$7,001

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Revenues:
Premiums earned
Commercial lines	$218,405	$193,036
Personal lines	268,823	257,048

GAAP premiums earned	487,228	450,084
Net investment income	16,472	15,505
Realized investment gains	2,205	683
Equity in earnings of DFSC	699	1,277
Other	4,623	5,042

Total revenues	$511,227	$472,591

Income before income taxes:
Underwriting income (loss):
Commercial lines	$14,118	$6,449
Personal lines	(6,953)	(6,499)

SAP underwriting income (loss)	7,165	(50)
GAAP adjustments	5,795	4,565

GAAP underwriting income	12,960	4,515
Net investment income	16,472	15,505
Realized investment gains	2,205	683
Equity in earnings of DFSC	699	1,277
Other	2,157	2,430

Income before income taxes	$34,493	$24,410

7 -	Borrowings

Lines of Credit

In July 2016, we renewed our existing credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a $60.0 million unsecured, revolving line of credit. The line of credit expires in July 2019. We have the right to request a one-year extension of the credit agreement as of each anniversary date of the credit agreement. At September 30, 2016, we had $39.0 million in outstanding borrowings and had the ability to borrow an additional $21.0 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus 2.25%. The interest rate on our outstanding borrowings from M&T is adjustable quarterly, and, at September 30, 2016, that interest rate was 2.78%. We pay a fee of 0.2% per annum on the loan commitment amount regardless of usage. The credit agreement requires our compliance with certain covenants. These covenants include minimum levels of our net worth, leverage ratio, statutory surplus and the A.M. Best ratings of our insurance subsidiaries. We were in compliance with all requirements of the M&T credit agreement during the nine months ended September 30, 2016.

MICO is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis. Through its membership, MICO has the ability to issue debt to the FHLB of Indianapolis in exchange for cash advances. MICO had no outstanding borrowings with the FHLB of Indianapolis at September 30, 2016. The table below presents the amount of FHLB of Indianapolis stock MICO purchased, collateral pledged and assets related to MICO’s membership at September 30, 2016.

FHLB of Indianapolis stock purchased and owned	$236,700
Collateral pledged, at par (carrying value $2,180,650)	2,177,558
Borrowing capacity currently available	2,143,057

Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. Atlantic States had $35.0 million in outstanding advances at

September 30, 2016. The interest rate on the advances was .59% at September 30, 2016. The table below presents the amount of FHLB of Pittsburgh stock Atlantic States purchased, collateral pledged and assets related to Atlantic States’ membership in the FHLB of Pittsburgh at September 30, 2016.

FHLB of Pittsburgh stock purchased and owned	$1,574,700
Collateral pledged, at par (carrying value $36,058,067)	36,085,816
Borrowing capacity currently available	310,732

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

We charged compensation expense related to our stock compensation plans against income before income taxes of $414,696 and $598,516 for the three months ended September 30, 2016 and 2015, respectively, with a corresponding income tax benefit of $145,143 and $209,481, respectively. We charged compensation expense related to our stock compensation plans against income before income taxes of $2.0 million and $1.9 million for the nine months ended September 30, 2016 and 2015, respectively, with a corresponding income tax benefit of $710,584 and $671,607, respectively. At September 30, 2016, we had $2.0 million of unrecognized compensation expense related to nonvested share-based compensation granted under our stock compensation plans. We expect to recognize this compensation expense over a weighted average period of approximately 1.3 years.

We received cash from option exercises under all stock compensation plans during the three months ended September 30, 2016 and 2015 of $3.7 million and $181,488, respectively. We received cash from option exercises under all stock compensation plans during the nine months ended September 30, 2016 and 2015 of $7.8 million and $13.7 million, respectively. We realized actual tax benefits for the tax deductions related to option exercises of $243,656 and $4,802 for the three months ended September 30, 2016 and 2015, respectively. We realized actual tax benefits for the tax deductions related to option exercises of $521,852 and $424,537 for the nine months ended September 30, 2016 and 2015, respectively.

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

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. These pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates we obtain from the pricing services are representative of fair values based upon our investment personnel’s general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel regularly monitor the market, current trading ranges for similar securities and the pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security type and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At September 30, 2016, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at September 30, 2016, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

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

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at September 30, 2016:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$36,375	$—	$36,375	$—
Obligations of states and political subdivisions	194,276	—	194,276	—
Corporate securities	90,841	—	90,841	—
Mortgage-backed securities	194,329	—	194,329	—
Equity securities	35,167	35,167	—	—

Total investments in the fair value hierarchy	550,988	35,167	515,821	—

Investment measured at net asset value	11,145	—	—	—

Totals	$562,133	$35,167	$515,821	$—

We did not transfer any investments between Levels 1 and 2 during the nine months ended September 30, 2016.

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

At September 30, 2016 and December 31, 2015, respectively, we had no material unrecognized tax benefits or accrued interest and penalties. Tax years 2013 through 2016 remained open for examination at September 30, 2016. We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of our tax assets. We established a valuation allowance of $440,778 related to a portion of the net operating loss carryforward of Le Mars at January 1, 2004. We have determined that we are not required to establish a valuation allowance for our other deferred tax assets of $43.4 million and $42.7 million at September 30, 2016 and December 31, 2015, respectively, because it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income and the implementation of tax planning strategies. Our deferred tax assets include a net operating loss carryforward of $3.6 million related to Le Mars, which will begin to expire in 2020 if not previously utilized. This carryforward is subject to an annual limitation in the amount that we can use in any one year of approximately $376,000. Our deferred tax assets also include an alternative minimum tax credit carryforward of $7.6 million with an indefinite life.

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

In August 2016, the FASB issued guidance that clarifies how certain cash receipts and cash payments shall be presented and classified in the statement of cash flows. This guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017. We do not expect the adoption of this new guidance to have a significant impact on our financial position, results of operations or cash flows.

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

Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced a decrease in claims frequency on workers’ compensation claims during the past several years while the severity of these claims has gradually increased. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on workers’ compensation claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at September 30, 2016. For every 1% change in our insurance subsidiaries’ estimate for loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $3.4 million.

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

Donegal Mutual and our insurance subsidiaries operate together as the Donegal Insurance Group and share a combined business plan designed to achieve market penetration and underwriting profitability objectives. The products our insurance subsidiaries and Donegal Mutual offer are generally complementary, thereby allowing Donegal Insurance Group to offer a broader range of products to a given market and to expand Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account. Distinctions within the products of Donegal Mutual and our insurance subsidiaries generally relate to specific risk profiles targeted within similar classes of business, such as preferred tier products compared to standard tier products, but we do not allocate all of the standard risk gradients to one company. Therefore, the underwriting profitability of the business the individual companies write directly will vary. However, because the pool homogenizes the risk characteristics of all business Donegal Mutual and Atlantic States write directly and each company shares the results according to each company’s participation percentage, each company realizes its percentage share of the underwriting results of the pool. Our insurance subsidiaries’ unpaid liability for losses and loss expenses by major line of business at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
	(in thousands)
Commercial lines:
Automobile	$55,079	$53,938
Workers’ compensation	105,873	99,212
Commercial multi-peril	59,279	54,395
Other	3,639	3,119

Total commercial lines	223,870	210,664

Personal lines:
Automobile	97,102	93,923
Homeowners	16,947	15,816
Other	2,122	1,651

Total personal lines	116,171	111,390

Total commercial and personal lines	340,041	322,054
Plus reinsurance recoverable	254,227	256,151

Total liability for unpaid losses and loss expenses	$594,268	$578,205

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

Percentage Change in Loss and Loss Expense Reserves Net of Reinsurance	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at September 30, 2016	Percentage Change in Stockholders’ Equity at September 30, 2016(1)	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2015	Percentage Change in Stockholders’ Equity at December 31, 2015(1)
(dollars in thousands)
(10.0)%	$306,037	5.0%	$289,849	5.1%
(7.5)	314,538	3.7	297,900	3.8
(5.0)	323,039	2.5	305,951	2.6
(2.5)	331,540	1.2	314,003	1.3
Base	340,041	—	322,054	—
2.5	348,542	(1.2)	330,105	(1.3)
5.0	357,043	(2.5)	338,157	(2.6)
7.5	365,544	(3.7)	346,208	(3.8)
10.0	374,045	(5.0)	354,259	(5.1)

(1)	Net of income tax effect.

Statutory Combined Ratios

We evaluate our insurance operations by monitoring certain key measures of growth and profitability. In addition to using GAAP-based performance measurements, we also utilize certain non-GAAP financial measures that we believe are valuable in managing our business and for comparison to our peers. These non-GAAP measures are underwriting income, combined ratio and net premiums written. An insurance company’s statutory combined ratio is a standard measure of underwriting profitability. This ratio is the sum of the ratio of calendar-year incurred losses and loss expenses to premiums earned; the ratio of expenses incurred for commissions, premium taxes and underwriting expenses to net premiums written and the ratio of dividends to policyholders to premiums earned. The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. A combined ratio of less than 100 percent generally indicates underwriting profitability. The statutory combined ratio differs from the GAAP combined ratio. In calculating the GAAP combined ratio, we do not deduct installment payment fees from incurred expenses, and we base the expense ratio on premiums earned instead of premiums written. Differences between our GAAP loss ratios reported in our financial statements and our insurance subsidiaries’ statutory loss ratios result from anticipating salvage and subrogation recoveries for the GAAP loss ratios but not for the statutory loss ratios. The following table sets forth our insurance subsidiaries’ statutory combined ratios by major line of business for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Commercial lines:
Automobile	110.8%	118.0%	106.5%	106.1%
Workers’ compensation	86.8	79.1	85.3	89.0
Commercial multi-peril	94.7	92.2	88.5	93.2
Total commercial lines	94.3	92.0	90.3	93.2
Personal lines:
Automobile	105.9	98.8	102.6	100.0
Homeowners	101.5	108.0	97.1	101.7
Total personal lines	103.6	101.4	99.9	99.8
Total commercial and personal lines	99.5	97.4	95.6	96.9

Investments

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we write down an individual investment to its fair value and we reflect the amount of the write-down as a realized loss in our results of operations when we consider the decline in value of the individual investment to be other than temporary. We individually monitor all investments for other-than-temporary declines in value. Generally, we assume there has been an other-than-temporary decline in value if an individual equity security has depreciated in value by more than 20% of our original cost and has been in such an unrealized loss position for more than six months. We held seven equity securities that were in an unrealized loss position at September 30, 2016. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we considered these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect on the debt security. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, company or geographic events that have negatively impacted the value of a security or rating agency downgrades. We held 55 debt securities that were in an unrealized loss position at September 30, 2016. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary. We did not recognize any impairment losses in our results of operations for the first nine months of 2016 or 2015.

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount we could realize if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates we obtain from the pricing services are representative of fair values based upon the general market knowledge of our investment personnel, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security type and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At September 30, 2016, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at September 30, 2016, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

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

Results of Operations - Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the three months ended September 30, 2016 were $171.9 million, an increase of $13.0 million, or 8.2%, from the $158.9 million of net premiums written for the third quarter of 2015. We attribute the increase to the impact of premium rate increases and an increase in the writing of commercial lines of business. Personal lines net premiums written increased $5.2 million, or 5.6%, for the third quarter of 2016 compared to the third quarter of 2015. The increase was attributable primarily to premium rate increases our insurance subsidiaries implemented throughout 2015 and 2016. Commercial lines net premiums written increased $7.8 million, or 12.0%, for the third quarter of 2016 compared to the third quarter of 2015. The increase was primarily attributable to premium rate increases and increased writings of new commercial accounts.

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the third quarter of 2016 were $166.8 million, an increase of $13.7 million, or 9.0%, compared to $153.1 million for the third quarter of 2015, reflecting increases in net premiums written during 2016 and 2015. Our insurance subsidiaries earn premiums and recognize them as revenue over the terms of their policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding 12-month period compared to the comparable period one year earlier.

Investment Income. Our net investment income increased to $5.6 million for the third quarter of 2016, compared to $5.4 million for the third quarter of 2015. We attribute the increase primarily to an increase in average invested assets.

Net Realized Investment Gains (Losses). Net realized investment gains for the third quarter of 2016 were $1.0 million, compared to net realized investment losses of $754,050 for the third quarter of 2015. The net realized investment gains for the third quarter of 2016 resulted primarily from unrealized gains within a limited partnership that invests in equity securities. The net realized investment losses for the third quarter of 2015 resulted primarily from unrealized losses within the limited partnership. We did not recognize any impairment losses in our investment portfolio during the third quarters of 2016 or 2015.

Equity in Earnings of DFSC. Our equity in the earnings of DFSC was $357,956 for the third quarter of 2016, compared to $408,405 for the third quarter of 2015.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, for the third quarter of 2016 was 66.6%, a slight decrease from our insurance subsidiaries’ loss ratio of 66.8% for the third quarter of 2015. On a statutory basis, our insurance subsidiaries’ commercial lines loss ratio was 62.5% for the third quarter of 2016, compared to 62.3% for the third quarter of 2015, primarily due to an increase in the workers’ compensation loss ratio. The personal lines statutory loss ratio of our insurance subsidiaries increased to 70.4% for the third quarter of 2016, compared to 69.9% for the third quarter of 2015, primarily due to an increase in the personal automobile loss ratio. Our insurance subsidiaries experienced favorable loss reserve development of approximately $1.6 million during the third quarter of 2016 in their reserves for prior accident years, compared to unfavorable loss reserve development of approximately $1.5 million during the third quarter of 2015. The improvement in loss reserve development patterns occurred primarily within our insurance subsidiaries’ commercial multi-peril and personal automobile reserves.

Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 33.5% for the third quarter of 2016, compared to 32.1% for the third quarter of 2015. We attribute the 2016 increase primarily to higher underwriting incentive costs in the third quarter of 2016 compared to the third quarter of 2015.

Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were 100.8% and 99.5% for the three months ended September 30, 2016 and 2015, respectively.

Interest Expense. Our interest expense for the third quarter of 2016 was $473,917, compared to $188,000 for the third quarter of 2015. We attribute the increase to higher average borrowings during the third quarter of 2016 compared to the third quarter of 2015.

Income Taxes. Income tax expense was $1.6 million for the third quarter of 2016, representing an effective tax rate of 25.1%, compared to income tax expense of $1.3 million for the third quarter of 2015, representing an effective tax rate of 18.8% . The effective tax rate in both periods represented an estimate based on our projected annual taxable income. The increase in the effective tax rate reflects our expectation that tax-exempt interest income will represent a lesser proportion of our 2016 taxable income compared to 2015.

Net Income and Earnings Per Share. Our net income for the third quarter of 2016 was $4.8 million, or $.18 per share of Class A common stock on a diluted basis and $.16 per share of Class B common stock, compared to net income of $5.7 million, or $.21 per share of Class A common stock and $.18 per share of Class B common stock, for the third quarter of 2015. We had 21.2 million and 22.4 million Class A shares outstanding at September 30, 2016 and 2015, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.

Results of Operations - Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the nine months ended September 30, 2016 were $520.3 million, an increase of $39.2 million, or 8.1%, from the $481.1 million of net premiums written for the comparable period of 2015. We attribute the increase to the impact of premium rate increases and an increase in the writing of commercial lines of business. Personal lines net premiums written increased $13.4 million, or 5.0%, for the first nine months of 2016 compared to the first nine months of 2015. The increase was attributable primarily to premium rate increases our insurance subsidiaries implemented throughout 2015 and 2016. Commercial lines net premiums written increased $25.8 million, or 12.1%, for the first nine months of 2016 compared to the first nine months of 2015. The increase was primarily attributable to premium rate increases and increased writings of new commercial accounts.

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the first nine months of 2016 were $487.2 million, an increase of $37.1 million, or 8.3%, compared to $450.1 million for the first nine months of 2015, reflecting increases in net premiums written during 2016 and 2015. Our insurance subsidiaries earn premiums and recognize them as revenue over the terms of their policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding 12-month period compared to the comparable period one year earlier.

Investment Income. Our net investment income increased to $16.5 million for the first nine months of 2016, compared to $15.5 million for the first nine months of 2015. We attribute the increase primarily to an increase in average invested assets.

Net Realized Investment Gains. Net realized investment gains for the first nine months of 2016 were $2.2 million, compared to $682,932 for the first nine months of 2015. The net realized investment gains for the first nine months of 2016 and 2015 resulted primarily from calls and strategic sales of fixed maturities and equity securities within our investment portfolio. We did not recognize any impairment losses in our investment portfolio during the first nine months of 2016 or 2015.

Equity in Earnings of DFSC. Our equity in the earnings of DFSC was $698,658 for the first nine months of 2016, compared to $1.3 million for the first nine months of 2015.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, for the first nine months of 2016 was 63.6%, a decrease from our insurance subsidiaries’ loss ratio of 65.8% for the first nine months of 2015. On a statutory basis, our insurance subsidiaries’ commercial lines loss ratio was 59.4% for the first nine months of 2016, compared to 62.7% for the first nine months of 2015, primarily due to decreases in the commercial multi-peril and workers’ compensation loss ratios. The personal lines statutory loss ratio of our insurance subsidiaries decreased to 67.2% for the first nine months of 2016, compared to 68.1% for the first nine months of 2015, primarily due to a decrease in the homeowners loss ratio. Our insurance subsidiaries experienced unfavorable loss reserve development of approximately $2.1 million during the first nine months of 2016 in their reserves for prior accident years, compared to approximately $4.8 million during the first nine months of 2015. The improvement in loss reserve development patterns occurred primarily within our insurance subsidiaries’ workers’ compensation reserves.

Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 33.2% for the first nine months of 2016, compared to 32.7% for the first nine months of 2015. We attribute the 2016 increase primarily to higher underwriting incentive costs related to the lower loss ratio in the first nine months of 2016 compared to the first nine months of 2015.

Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were 97.3% and 99.0% for the nine months ended September 30, 2016 and 2015, respectively.

Interest Expense. Our interest expense for the first nine months of 2016 was $1.3 million, compared to $908,615 for the first nine months of 2015. We attribute the increase to higher average borrowings during the first nine months of 2016 compared to the first nine months of 2015.

Income Taxes. Income tax expense was $9.2 million for the first nine months of 2016, representing an effective tax rate of 26.8%, compared to income tax expense of $5.4 million for the first nine months of 2015, representing an effective tax rate of 22.1% . The effective tax rate in both periods represented an estimate based on our projected annual taxable income. The increase in the effective tax rate reflects our expectation that tax-exempt interest income will represent a lesser proportion of our 2016 taxable income compared to 2015.

Net Income and Earnings Per Share. Our net income for the first nine months of 2016 was $25.2 million, or $.95 per share of Class A common stock on a diluted basis and $.88 per share of Class B common stock, compared to net income of $19.0 million, or $.69 per share of Class A common stock on a diluted basis and $.63 per share of Class B common stock, for the first nine months of 2015. We had 21.2 million and 22.4 million Class A shares outstanding at September 30, 2016 and 2015, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as such obligations and needs arise. Our major sources of funds from operations are the net cash flows we generate from our insurance subsidiaries’ underwriting results, investment income and investment maturities.

Our operations have historically generated sufficient net positive cash flow to fund our commitments and add to our investment portfolio, thereby increasing future investment returns and enhancing our liquidity. The impact of the pooling agreement between Donegal Mutual and Atlantic States has historically been cash-flow positive because of the consistent underwriting profitability of the pool. Donegal Mutual and Atlantic States settle their respective obligations to each other under the pool monthly, thereby resulting in cash flows substantially similar to the cash flows that would result from each company writing the business directly. We have not experienced any unusual variations in the timing of claim payments associated with the loss reserves of our insurance subsidiaries. We maintain significant liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective, thereby providing an additional measure of liquidity to meet our obligations should an unexpected variation occur in the future. Our operating activities provided net cash flows in the first nine months of 2016 and 2015 of $46.3 million and $48.5 million, respectively.

At September 30, 2016, we had $39.0 million in outstanding borrowings under our line of credit with M&T and had the ability to borrow an additional $21.0 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus 2.25%. The interest rate on these borrowings was 2.78% at September 30, 2016. At September 30, 2016, Atlantic States had $35.0 million in outstanding advances with the FHLB of Pittsburgh. The interest rate on these advances was .59% at September 30, 2016.

The following table shows our expected payments for significant contractual obligations at September 30, 2016:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Net liability for unpaid losses and loss expenses of our insurance subsidiaries	$340,041	$158,779	$155,378	$12,372	$13,512
Subordinated debentures	5,000	—	—	—	5,000
Borrowings under lines of credit	74,000	35,000	39,000	—	—

Total contractual obligations	$419,041	$193,779	$194,378	$12,372	$18,512

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

We discuss in Note 7 – Borrowings our estimate of the timing of the amounts for the borrowings under our lines of credit based on their contractual maturities. The borrowings under our lines of credit carry interest rates that vary as we discuss in Note 7 – Borrowings. Based upon the interest rates in effect at September 30, 2016, our annual interest cost associated with the borrowings under our lines of credit is approximately $1.3 million. For every 1% change in the interest rate associated with the borrowings under our lines of credit, the effect on our annual interest cost would be approximately $740,000.

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

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 additional shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the SEC and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the nine months ended September 30, 2016. We purchased

57,658 shares of our Class A common stock under this program during the nine months ended September 30, 2015. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through September 30, 2016.

On October 20, 2016, our board of directors declared quarterly cash dividends of 13.75 cents per share of our Class A common stock and 12.00 cents per share of our Class B common stock, payable on November 15, 2016 to our stockholders of record as of the close of business on November 1, 2016. We are not subject to any restrictions on our payment of dividends to our stockholders, although there are state law restrictions on the payment of dividends by our insurance subsidiaries to us. Dividends from our insurance subsidiaries are our principal source of cash for payment of dividends to our stockholders. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk based capital (“RBC”) requirements that limit their ability to pay dividends to us. Our insurance subsidiaries’ statutory capital and surplus at December 31, 2015 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin. Our insurance subsidiaries paid $9.5 million in dividends to us during the first nine months of 2016. Amounts remaining available for distribution to us as dividends from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities in 2016 are $18.8 million from Atlantic States, $1.3 million from Southern, $1.1 million from Le Mars, $4.2 million from Peninsula, $325,412 from Sheboygan and $619,953 from MICO, or a total of approximately $26.3 million.

At September 30, 2016, we had no material commitments for capital expenditures.

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

There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2015 through September 30, 2016.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at September 30, 2016, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information we are required to disclose in the reports that we file or submit under the Exchange Act, and our disclosure controls and procedures were also effective to ensure that information we disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Part II. Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our business, results of operations and financial condition, and, therefore, the value of our Class A common stock and our Class B common stock, are subject to a number of risks. For a description of certain risks, we refer to “Risk Factors” in our 2015 Annual Report on Form 10-K we filed with the SEC on March 18, 2016. There have been no material changes in the risk factors we disclosed in that Form 10-K Report during the nine months ended September 30, 2016.

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

DONEGAL GROUP INC.

November 7, 2016	By:	/s/ Kevin G. Burke
Kevin G. Burke, President and Chief Executive Officer

November 7, 2016	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Executive Vice President and Chief Financial Officer