Form 10-K
period 2016-12-31
DONEGAL GROUP INC
filed 2017-03-10
CIK 800457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

(800) 877-0600

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $181,795,992.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 21,545,628 shares of Class A common stock and 5,576,775 shares of Class B common stock outstanding on March 3, 2017.

Documents Incorporated by Reference

The registrant incorporates by reference portions of the registrant’s definitive proxy statement relating to registrant’s annual meeting of stockholders to be held April 20, 2017 into Part III of this report.

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

Donegal Mutual Insurance Company, or Donegal Mutual, organized us as an insurance holding company on August 26, 1986. At December 31, 2016, Donegal Mutual held approximately 46% of our outstanding Class A common stock and approximately 83% of our outstanding Class B common stock. Donegal Mutual’s ownership provides Donegal Mutual with approximately 73% of the combined voting power of our outstanding shares of Class A common stock and our outstanding shares of Class B common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to an intercompany pooling agreement and other intercompany agreements and transactions we describe in Note 3 of the Notes to Consolidated Financial Statements. While maintaining the separate corporate existence of each company, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

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

We believe we have a substantial opportunity, as a well-capitalized regional insurance holding company with a solid business strategy, to grow profitably and compete effectively with national property and casualty insurers. Our downstream holding company structure, with Donegal Mutual holding approximately 73% of the combined voting power of our common stock, has proven its effectiveness and success over the 30 years of our existence. Over that time period, we have grown significantly in terms of revenue and financial strength, and the Donegal Insurance Group has developed an excellent reputation as a regional group of property and casualty insurers.

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

The following chart depicts our organizational structure, including all of our property and casualty insurance subsidiaries, Southern Mutual and our interest in DFSC:

(1)	Because of the different relative voting power of our Class A common stock and our Class B common stock, our public stockholders hold approximately 27% of the combined voting power of our Class A common stock and our Class B common stock and Donegal Mutual holds approximately 73% of the combined voting power of our Class A common stock and our Class B common stock.

Relationship with Donegal Mutual

Donegal Mutual provides facilities, personnel and other services to us and our insurance subsidiaries. Donegal Mutual allocates certain related expenses to Atlantic States in relation to the relative participation of Donegal Mutual and Atlantic States in the underwriting pool they maintain. Our insurance subsidiaries other than Atlantic States reimburse Donegal Mutual for their respective personnel costs and bear their proportionate share of information services costs based on each subsidiaries’ respective percentage of the total net written premiums of the Donegal Insurance Group. Charges for these services to Atlantic States and our other insurance subsidiaries totaled $122.4 million, $108.5 million and $98.6 million for 2016, 2015 and 2014, respectively.

Our insurance subsidiaries have various reinsurance arrangements with Donegal Mutual. These agreements include:

•	excess of loss reinsurance agreements with Le Mars, MICO, Peninsula, Sheboygan and Southern;

•	catastrophe reinsurance agreements with Atlantic States, Le Mars and Southern; and

•	quota-share reinsurance agreements with MICO and Peninsula.

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

The coordinating committee also meets annually to review each existing agreement between Donegal Mutual and us or our insurance subsidiaries, including all reinsurance agreements between Donegal Mutual and our insurance subsidiaries. The purpose of this annual review is to examine the results of the agreements over the past year and, in the case of reinsurance agreements, over several years and to determine if the results of the existing agreements remain fair and equitable to us and our stockholders and fair and equitable to Donegal Mutual and its policyholders or if Donegal Mutual and we should mutually agree to certain adjustments to the terms of the agreements. In the case of these reinsurance agreements, the annual adjustments typically relate to the reinsurance premiums, losses and reinstatement premiums. These agreements are ongoing in nature and will continue in effect throughout 2017 in the ordinary course of our business.

Our members on the coordinating committee, as of the date of this Form 10-K Report, are Robert S. Bolinger and Richard D. Wampler, II. Donegal Mutual’s members on the coordinating committee as of such date are Dennis J. Bixenman and John E. Hiestand. We refer to our proxy statement for our annual meeting of stockholders to be held on April 20, 2017 for further information about the members of the coordinating committee.

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

In the first quarter of 2017, our board of directors and the board of directors of Donegal Mutual each undertook a review of the relationships between Donegal Mutual and DGI and determined that continuing the current relationships and the current corporate structure of Donegal Mutual and DGI is in the best interests of DGI and its various constituencies.

Business Strategy

Our strategy is designed to allow our insurance subsidiaries to achieve their longstanding goal of outperforming the United States property and casualty insurance industry in terms of profitability and service, thereby providing value to the policyholders of our insurance subsidiaries and, ultimately, providing value to our stockholders. The annual net premiums earned of our insurance subsidiaries have increased from $301.5 million in 2006 to $656.2 million in 2016, a compound annual growth rate of 8.1%.

The combined ratio of our insurance subsidiaries and that of the United States property and casualty insurance industry as computed using United States generally accepted accounting principles, or GAAP, and statutory accounting principles, or SAP, for the years 2012 through 2016 are shown in the following table:

	2016	2015	2014	2013	2012
Our GAAP combined ratio	98.1%	99.0%	101.7%	98.8%	101.6%
Our SAP combined ratio	96.8	97.4	100.5	97.4	99.8
Industry SAP combined ratio (1)	100.7	98.3	97.4	96.4	102.5

(1)	As reported (projected for 2016) by A.M. Best Company.

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

On December 16, 2016, Donegal Mutual and Mountain States Mutual Casualty Company (“Mountain States”) announced the execution of an agreement whereby, subject to applicable regulatory approvals and the approval of the policyholders of Mountain States, Mountain States will merge with and into Donegal Mutual. We are not a party to the agreement. Donegal Mutual will be the surviving company in the merger, and the insurance subsidiaries of Mountain States, Mountain States Indemnity Company and Mountain States Commercial Insurance Company, will become insurance subsidiaries of Donegal Mutual. Mountain States and its insurance subsidiaries currently conduct business together as the Mountain States Insurance Group and offer commercial insurance products in the states of Colorado, New Mexico, Texas and Utah. Following the completion of the merger, Donegal Mutual, Mountain States Indemnity Company and Mountain States Commercial Insurance Company will market their products together as the Mountain States Insurance Group in the Southwestern region of the United States as they seek profitable growth in the region. For an indefinite period of time following the completion of the merger, Donegal Mutual will exclude the business of the Mountain States Insurance Group from the pooling agreement with Atlantic States. As a result, Donegal Mutual’s merger with Mountain States will have no impact on our results of operations. At some undetermined point in the future, we and Donegal Mutual may consider including the business of the Mountain States Insurance Group in the pooling agreement between Donegal Mutual and Atlantic States. Donegal Mutual’s merger with Mountain States therefore represents a future growth opportunity for us, consistent with the acquisition strategy we and Donegal Mutual have shared since our inception.

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

Our insurance subsidiaries maintain stringent expense controls under direct supervision of their senior management. We centralize many processing and administrative activities of our insurance subsidiaries to realize operating synergies and better expense control. Our insurance subsidiaries utilize technology to automate much of their underwriting and to facilitate agency and policyholder communications on an efficient, timely and cost-effective basis. We operate on a paperless basis. Our insurance subsidiaries have increased their annual premium per employee, a measure of efficiency that our insurance subsidiaries use to evaluate their operations, from approximately $470,000 in 1999 to approximately $1.0 million in 2016.

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

Return on invested assets is an important element of the financial results of our insurance subsidiaries. The investment strategy of our insurance subsidiaries is to generate an appropriate amount of after-tax income on invested assets while minimizing credit risk through investments in high-quality securities. As a result, our insurance subsidiaries seek to invest a high percentage of their assets in diversified, highly rated and marketable fixed-maturity instruments. The fixed-maturity portfolios of our insurance subsidiaries consist of both taxable and tax-exempt securities. Our insurance subsidiaries maintain a portion of their portfolios in short-term securities to provide liquidity for the payment of claims and operation of their respective businesses. Our insurance subsidiaries maintain a small percentage (5.0% at December 31, 2016) of their portfolios in equity securities.

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

Personal

•	Private passenger automobile — policies that provide protection against liability for bodily injury and property damage arising from automobile accidents and protection against loss from damage to automobiles owned by the insured.

•	Homeowners — policies that provide coverage for damage to residences and their contents from a broad range of perils, including fire, lightning, windstorm and theft. These policies also cover liability of the insured arising from injury to other persons or their property while on the insured’s property and under other specified conditions.

Commercial

•	Commercial automobile — policies that provide protection against liability for bodily injury and property damage arising from automobile accidents and protection against loss from damage to automobiles owned by the insured.

•	Commercial multi-peril — policies that provide protection to businesses against many perils, usually combining liability and physical damage coverages.

•	Workers’ compensation — policies employers purchase to provide benefits to employees for injuries sustained during employment. The workers’ compensation laws of each state determine the extent of the coverage we provide.

The following table sets forth the net premiums written of our insurance subsidiaries by line of insurance for the periods indicated:

	Year Ended December 31,
	2016		2015		2014
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Personal lines:
Automobile	$229,789	33.7%	$214,610	34.1%	$204,174	35.3%
Homeowners	122,811	18.0	119,541	19.0	113,576	19.6
Other	19,057	2.8	18,176	2.9	16,989	2.9

Total personal lines	371,657	54.5	352,327	56.0	334,739	57.8

Commercial lines:
Automobile	87,849	12.9	76,729	12.2	65,552	11.3
Commercial multi-peril	104,728	15.4	94,219	15.0	83,413	14.4
Workers’ compensation	108,349	15.9	98,079	15.6	88,739	15.3
Other	9,451	1.3	7,483	1.2	6,758	1.2

Total commercial lines	310,377	45.5	276,510	44.0	244,462	42.2

Total business	$682,034	100.0%	$628,837	100.0%	$579,201	100.0%

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

Distribution

Our insurance subsidiaries market their products primarily in the Mid-Atlantic, Midwestern, New England and Southern regions through approximately 2,400 independent insurance agencies. At December 31, 2016, the Donegal Insurance Group actively wrote business in 21 states (Alabama, Delaware, Georgia, Indiana, Iowa, Maine, Maryland, Michigan, Nebraska, New Hampshire, New York, North Carolina, Ohio, Pennsylvania, South Carolina, South Dakota, Tennessee, Vermont, Virginia, West Virginia and Wisconsin). We believe the relationships of our insurance subsidiaries with their independent agents are valuable in identifying, obtaining and retaining profitable business. Our insurance subsidiaries maintain a stringent agency selection procedure that emphasizes appointing agencies with proven marketing strategies for the development of profitable business, and our insurance subsidiaries only appoint agencies with a strong underwriting history and potential growth capabilities. Our insurance subsidiaries also regularly evaluate the independent agencies that represent them based on their profitability and performance in relation to the objectives of our insurance subsidiaries. Our insurance subsidiaries seek to be among the top three insurers within each of their agencies for the lines of business our insurance subsidiaries write.

The following table sets forth the percentage of direct premiums our insurance subsidiaries write, including 80% of the direct premiums Donegal Mutual and Atlantic States write, in each of the states where they conducted a significant portion of their business in 2016:

Pennsylvania	35.8%
Michigan	15.4
Maryland	8.8
Virginia	8.4
Georgia	6.7
Delaware	5.6
Wisconsin	3.7
Ohio	3.4
Iowa	2.5
Tennessee	2.4
Nebraska	2.3
South Dakota	1.1
Other	3.9

Total	100.0%

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

Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions as to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced a decrease in claims frequency on workers’ compensation claims during the past several years while claims severity has gradually increased. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on workers’ compensation claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and legal decisions that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and the collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries attempt to make appropriate adjustments for such changes in their reserves. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at December 31, 2016. For every 1% change in our insurance subsidiaries’ loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $3.5 million.

The establishment of appropriate liabilities is an inherently uncertain process, and we can provide no assurance that our insurance subsidiaries’ ultimate liability will not exceed our insurance subsidiaries’ loss and loss expense reserves and have an adverse effect on our results of operations and financial condition. Furthermore, we cannot predict the timing, frequency and extent of adjustments to our insurance subsidiaries’ estimated future liabilities, since the historical conditions and events that serve as a basis for our insurance subsidiaries’ estimates of ultimate claim costs may change. As is the case for substantially all property and casualty insurance companies, our insurance subsidiaries have found it necessary in the past to increase their estimated future liabilities for losses and loss expenses in certain periods, and, in other periods, their estimates of future liabilities have exceeded their actual liabilities. Changes in our insurance subsidiaries’ estimates of their liability for losses and loss expenses generally reflect actual payments and the evaluation of information received since the prior reporting date. Our insurance subsidiaries recognized an increase in their liability for losses and loss expenses of prior years of $3.0 million, $7.2 million and $14.5 million in 2016, 2015 and 2014, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy, key reserving assumptions or claims management personnel, and they have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in these years. The 2016 development represented 0.9% of the December 31, 2015 net carried reserves and resulted primarily from higher-than-expected severity in the commercial multiple peril and commercial automobile liability lines of business, offset by lower-than-expected severity in the workers’ compensation line of business, in accident years prior to 2016. The majority of the 2016 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States and Southern. The 2015 development represented 2.5% of the December 31, 2014 net carried reserves and resulted primarily from higher-than-expected severity in the private passenger automobile liability, commercial multiple peril and commercial automobile lines of business in accident years prior to 2015. The majority of the 2015 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States and Southern. The 2014 development represented 5.4% of the December 31, 2013 net carried reserves and resulted primarily from higher-than-expected severity in the private passenger automobile liability, commercial multiple peril and commercial automobile lines of business in accident years prior to 2014. The majority of the 2014 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States and Southern.

Excluding the impact of catastrophic weather events, our insurance subsidiaries have noted stable amounts in the number of claims incurred and slight downward trends in the number of claims outstanding at period ends relative to their premium base in recent years across most of their lines of business. However, the amount of the average claim outstanding has increased gradually over the past several years as the property and casualty insurance industry has experienced increased litigation trends and economic conditions that have extended the estimated length of disabilities and contributed to increased medical loss costs and a general slowing of settlement rates in litigated claims. Our insurance subsidiaries could be required to make further adjustments to their estimates in the future. However, on the basis of our insurance subsidiaries’ internal procedures which analyze, among other things, their prior assumptions, their experience with similar cases and historical trends such as reserving patterns, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes, we believe that our insurance subsidiaries have made adequate provision for their liability for losses and loss expenses at December 31, 2016.

Differences between liabilities reported in our financial statements prepared on a GAAP basis and our insurance subsidiaries’ financial statements prepared on a SAP basis result from anticipating salvage and subrogation recoveries for GAAP but not for SAP. These differences amounted to $16.8 million, $15.3 million and $14.2 million at December 31, 2016, 2015 and 2014, respectively.

The following table sets forth a reconciliation of the beginning and ending GAAP net liability of our insurance subsidiaries for unpaid losses and loss expenses for the periods indicated:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Gross liability for unpaid losses and loss expenses at beginning of year	$578,205	$538,258	$495,619
Less reinsurance recoverable	256,151	245,957	230,014

Net liability for unpaid losses and loss expenses at beginning of year	322,054	292,301	265,605

Provision for net losses and loss expenses for claims incurred in the current year	420,327	391,167	373,932
Change in provision for estimated net losses and loss expenses for claims incurred in prior years	2,989	7,200	14,469

Total incurred	423,316	398,367	388,401

Net losses and loss payments for claims incurred during:
The current year	248,106	236,835	229,939
Prior years	149,746	131,779	131,766

Total paid	397,852	368,614	361,705

Net liability for unpaid losses and loss expenses at end of year	347,518	322,054	292,301
Plus reinsurance recoverable	259,147	256,151	245,957

Gross liability for unpaid losses and loss expenses at end of year	$606,665	$578,205	$538,258

The following table sets forth the development of the liability for net unpaid losses and loss expenses of our insurance subsidiaries from 2006 to 2016. Loss data in the table includes business Atlantic States received from the underwriting pool.

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

The “Net liability re-estimated as of” portion of the table shows the re-estimated amount of the previously recorded liability based on experience for each succeeding year. The estimate increases or decreases as payments are made and more information becomes known about the severity of the remaining unpaid claims. For example, the 2006 liability has developed a redundancy after ten years because we expect the re-estimated net losses and loss expenses to be $12.5 million less than the estimated liability we initially established in 2006 of $163.3 million.

The “Cumulative (excess) deficiency” shows the cumulative excess or deficiency at December 31, 2016 of the liability estimate shown on the top line of the corresponding column. An excess in liability means that the liability established in prior years exceeded the amount of actual payments and currently re-estimated unpaid liability remaining. A deficiency in liability means that the liability established in prior years was less than the amount of actual payments and currently re-estimated remaining unpaid liability.

The “Cumulative amount of liability paid through” portion of the table shows the cumulative net losses and loss expense payments made in succeeding years for net losses incurred prior to the balance sheet date. For example, the 2006 column indicates that at December 31, 2016 payments equal to $147.2 million of the currently re-estimated ultimate liability for net losses and loss expenses of $150.8 million had been made.

Amounts shown in the 2008 column of the table include information for Sheboygan for all accident years prior to 2008. Amounts shown in the 2010 column of the table include information for MICO for all accident years prior to 2010.

	Year Ended December 31,
(in thousands)	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
Net liability at end of year for unpaid losses and loss expenses	$163,312	$150,152	$161,307	$180,262	$217,896	$243,015	$250,936	$265,605	$292,301	$322,054	$347,518
Net liability re-estimated as of:
One year later	153,299	152,836	171,130	177,377	217,728	250,611	261,294	280,074	299,501	325,043
Two years later	150,934	154,435	167,446	177,741	217,355	255,612	268,877	281,782	299,919
Three years later	150,078	152,315	166,756	178,403	218,449	257,349	270,473	281,666
Four years later	148,745	151,120	166,852	179,909	218,514	256,460	270,794
Five years later	148,407	151,287	166,788	179,961	218,202	255,660
Six years later	149,031	151,739	166,964	179,858	217,430
Seven years later	149,487	151,790	167,425	179,996
Eight years later	149,700	152,240	167,732
Nine years later	150,241	152,760
Ten years later	150,839
Cumulative (excess) deficiency	(12,473)	2,608	6,425	(266)	(466)	12,645	19,858	16,061	7,618	2,989

Cumulative amount of liability paid through:
One year later	$72,499	$71,950	$79,592	$84,565	$96,202	$119,074	$126,677	$131,766	$131,779	$149,746
Two years later	104,890	105,576	116,035	123,204	148,140	181,288	191,208	194,169	206,637
Three years later	121,711	124,659	136,837	147,165	178,073	217,138	225,956	233,371
Four years later	132,698	135,392	148,243	161,363	195,948	234,392	245,094
Five years later	138,878	140,280	155,331	169,452	203,633	241,538
Six years later	141,752	143,778	160,324	173,153	206,731
Seven years later	143,784	146,491	162,531	174,376
Eight years later	145,290	148,235	163,432
Nine years later	146,557	149,013
Ten years later	147,210
	Year Ended December 31,
(in thousands)	2008	2009	2010	2011	2012	2013	2014	2015	2016
Gross liability at end of year	$239,809	$263,599	$383,317	$442,408	$458,827	$495,619	$538,258	$578,205	$606,665
Reinsurance recoverable	78,502	83,337	165,421	199,393	207,891	230,014	245,957	256,151	259,147
Net liability at end of year	161,307	180,262	217,896	243,015	250,936	265,605	292,301	322,054	347,518
Gross re-estimated liability	254,034	270,076	365,195	459,823	484,317	509,123	544,593	567,406
Re-estimated recoverable	86,302	90,080	147,765	204,163	213,523	227,457	244,674	242,363
Net re-estimated liability	167,732	179,996	217,430	255,660	270,794	281,666	299,919	325,043
Gross cumulative deficiency (excess)	14,225	6,477	(18,122)	17,415	25,490	13,504	6,335	(10,799)

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

The external reinsurance our insurance subsidiaries and Donegal Mutual purchase includes:

•	excess of loss reinsurance, under which the losses of Donegal Mutual and our insurance subsidiaries are automatically reinsured, through a series of contracts, over a set retention (generally $1.0 million); and

•	catastrophe reinsurance, under which Donegal Mutual and our insurance subsidiaries recover, through a series of reinsurance agreements, 100% of an accumulation of many losses resulting from a single event, including natural disasters, over a set retention (generally $5.0 million) and after exceeding an annual aggregate deductible ($975,000 in 2016 and $1.5 million in 2015 and 2014) up to aggregate losses of $170.0 million per occurrence.

The amount of coverage each of these types of reinsurance provides depends upon the amount, nature, size and location of the risk being reinsured.

For property insurance, our insurance subsidiaries have excess of loss treaties that provide for coverage of $4.0 million per loss over a set retention of $1.0 million. For liability insurance, our insurance subsidiaries have excess of loss treaties that provide for coverage of $49.0 million per occurrence over a set retention of $1.0 million. For workers’ compensation insurance, our insurance subsidiaries have excess of loss treaties that provide for coverage of $9.0 million on any one life over a set retention of $1.0 million and after exceeding an annual aggregate deductible ($1.2 million in 2016 and $1.0 million in 2015 and 2014).

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

Investments

At December 31, 2016, 99.8% of all debt securities our insurance subsidiaries held had an investment-grade rating. The investment portfolios of our insurance subsidiaries did not contain any mortgage loans or any non-performing assets at December 31, 2016.

The following table shows the composition of the debt securities (at carrying value) in the investment portfolios of our insurance subsidiaries, excluding short-term investments, by rating at December 31, 2016:

(dollars in thousands)	December 31, 2016
Rating(1)	Amount	Percent
U.S. Treasury and U.S. agency securities(2)	$363,289	42.7%
Aaa or AAA	18,634	2.2
Aa or AA	237,603	27.9
A	157,956	18.6
BBB	71,688	8.4
B	2,006	0.2

Total	$851,176	100.0%

(1)	Ratings assigned by Moody’s Investors Services, Inc. or Standard & Poor’s Corporation.
(2)	Includes mortgage-backed securities of $263.3 million.

Our insurance subsidiaries invest in both taxable and tax-exempt securities as part of their strategy to maximize after-tax income. This strategy considers, among other factors, the alternative minimum tax. Tax-exempt securities made up approximately 32.2%, 40.9% and 50.2% of the fixed-maturity securities in the combined investment portfolios of our insurance subsidiaries at December 31, 2016, 2015 and 2014, respectively.

The following table shows the classification of our investments and the investments of our insurance subsidiaries at December 31, 2016, 2015 and 2014 (at carrying value):

	December 31,
	2016		2015		2014
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Fixed maturities(1):
Held to maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$61,382	6.5%	$51,194	5.7%	$53,619	6.4%
Obligations of states and political subdivisions	122,793	13.0	119,115	13.2	110,999	13.3
Corporate securities	91,555	9.6	65,307	7.2	52,226	6.3
Mortgage-backed securities	60,371	6.4	74,643	8.3	90,548	10.9

Total held to maturity	336,101	35.5	310,259	34.4	307,392	36.9

Available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	38,588	4.1	37,189	4.1	21,259	2.5
Obligations of states and political subdivisions	186,083	19.7	236,556	26.3	266,242	32.0
Corporate securities	87,456	9.2	72,812	8.1	53,945	6.5
Mortgage-backed securities	202,948	21.5	154,836	17.2	93,704	11.2

Total available for sale	515,075	54.5	501,393	55.7	435,150	52.2

Total fixed maturities	851,176	90.0	811,652	90.1	742,542	89.1
Equity securities(2)	47,088	5.0	37,261	4.1	30,822	3.7
Investment in affiliate(3)	37,885	4.0	38,477	4.3	39,284	4.7
Short-term investments(4)	9,371	1.0	13,432	1.5	20,293	2.5

Total investments	$945,520	100.0%	$900,822	100.0%	$832,941	100.0%

(1)	We refer to Notes 1 and 4 to our Consolidated Financial Statements. We value those fixed maturities we classify as held to maturity at amortized cost; we value those fixed maturities we classify as available for sale at fair value. The total fair value of fixed maturities we classified as held to maturity was $344.6 million at December 31, 2016, $322.8 million at December 31, 2015 and $322.2 million at December 31, 2014. The amortized cost of fixed maturities we classified as available for sale was $511.6 million at December 31, 2016, $489.0 million at December 31, 2015 and $414.2 million at December 31, 2014.
(2)	We value equity securities at fair value. Total cost of equity securities was $42.4 million at December 31, 2016, $35.8 million at December 31, 2015 and $30.0 million at December 31, 2014.
(3)	We value our investment in our affiliate at cost, adjusted for our share of earnings and losses of our affiliate as well as changes in equity of our affiliate due to unrealized gains and losses.
(4)	We value short-term investments at cost, which approximates fair value.

The following table sets forth the maturities (at carrying value) in the fixed maturity portfolio of our insurance subsidiaries at December 31, 2016, 2015 and 2014:

	December 31,
	2016		2015		2014
		Percent of		Percent of		Percent of
(dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Due in(1):
One year or less	$44,120	5.2%	$20,990	2.6%	$32,886	4.4%
Over one year through three years	90,018	10.6	66,505	8.2	45,967	6.2
Over three years through five years	67,640	7.9	66,410	8.2	62,417	8.4
Over five years through ten years	197,967	23.3	202,122	24.9	189,082	25.5
Over ten years through fifteen years	148,959	17.5	172,429	21.2	169,182	22.8
Over fifteen years	39,153	4.6	53,717	6.6	58,756	7.9
Mortgage-backed securities	263,319	30.9	229,479	28.3	184,252	24.8

	$851,176	100.0%	$811,652	100.0%	$742,542	100.0%

(1)	Based on stated maturity dates with no prepayment assumptions. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As shown above, our insurance subsidiaries held investments in mortgage-backed securities having a carrying value of $263.3 million at December 31, 2016. The mortgage-backed securities consist primarily of investments in governmental agency balloon pools with stated maturities between one and 34 years. The stated maturities of these investments limit the exposure of our insurance subsidiaries to extension risk in the event that interest rates rise and prepayments decline. Our insurance subsidiaries perform an analysis of the underlying loans when evaluating a mortgage-backed security for purchase, and they select those securities that they believe will provide a return that properly reflects the prepayment risk associated with the underlying loans.

The following table sets forth the investment results of our insurance subsidiaries for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(dollars in thousands)	2016	2015	2014
Invested assets(1)	$923,171	$866,882	$812,375
Investment income(2)	22,633	20,950	18,344
Average yield	2.5%	2.4%	2.3%
Average tax-equivalent yield	3.0	3.1	3.1

(1)	Average of the aggregate invested amounts at the beginning and end of the period.
(2)	Investment income is net of investment expenses and does not include realized investment gains or losses or provision for income taxes.

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

In addition to state-imposed insurance laws and regulations, the National Association of Insurance Commissioners, or the NAIC, maintains a risk-based capital system, or RBC, for assessing the adequacy of the statutory capital and surplus of insurance companies that augments the states’ current fixed dollar minimum capital requirements for insurance companies. At December 31, 2016, our insurance subsidiaries and Donegal Mutual each exceeded by a substantial margin the minimum levels of statutory capital the RBC rules require.

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

Regulatory requirements, including RBC requirements, may impact our insurance subsidiaries’ ability to pay dividends. The amount of statutory capital and surplus necessary for our insurance subsidiaries to satisfy regulatory requirements, including RBC requirements, was not significant in relation to our insurance subsidiaries’ statutory capital and surplus at December 31, 2016. Generally, the maximum amount that one of our insurance subsidiaries may pay to us as ordinary dividends during any year after notice to, but without prior approval of, the insurance commissioner of its domiciliary state is limited to a stated percentage of that subsidiary’s statutory capital and surplus at December 31 of the preceding fiscal year or the net income of that subsidiary for its preceding fiscal year. Our insurance subsidiaries paid dividends to us of $13.0 million, $3.9 million and $11.5 million in 2016, 2015 and 2014, respectively. At December 31, 2016, the amount of dividends our insurance subsidiaries could pay to us during 2017, without the prior approval of their respective domiciliary insurance commissioners, is shown in the following table.

Name of Insurance Subsidiary	Ordinary Dividend Amount
Atlantic States	$22,790,738
Le Mars	2,554,380
MICO	4,986,371
Peninsula	1,639,137
Sheboygan	643,035
Southern	6,333,100

Total	$38,946,761

Donegal Mutual Insurance Company

Donegal Mutual organized as a mutual fire insurance company in Pennsylvania in 1889. At December 31, 2016, Donegal Mutual had admitted assets of $469.0 million and policyholders’ surplus of $235.2 million. At December 31, 2016, Donegal Mutual had total liabilities of $233.9 million, including reserves for net losses and loss expenses of $61.8 million and unearned premiums of $53.6 million. Donegal Mutual’s investment portfolio of $273.1 million at December 31, 2016 consisted primarily of investment-grade bonds of $20.0 million, its investment in DFSC’s common stock and its investment in our Class A common stock and our Class B common stock. At December 31, 2016, Donegal Mutual owned 9,851,025 shares, or approximately 46%, of our Class A common stock, which Donegal Mutual carried on its books at $139.8 million, and 4,647,338 shares, or approximately 83%, of our Class B common stock, which Donegal Mutual carried on its books at $65.9 million. We present Donegal Mutual’s financial information in accordance with SAP as the NAIC Accounting Practices and Procedures Manual requires. Donegal Mutual does not, nor is it required to, prepare financial statements in accordance with GAAP.

Donegal Financial Services Corporation

In 2000, we and Donegal Mutual formed DFSC as a unitary thrift holding company and its wholly owned subsidiary, Province Bank FSB, as a federal savings bank. In May 2011, DFSC merged with Union National Financial Corporation, or UNNF, with DFSC as the surviving company in the merger. Under the merger agreement, Province Bank FSB and Union National Community Bank, which UNNF owned, also merged to form UCB. UCB is a state savings bank with 15 banking offices, substantially all of which are located in Lancaster County, Pennsylvania, and approximately $536.2 million in assets at December 31, 2016.

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

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-K Report and the documents we incorporate by reference in this Form 10-K Report contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include certain discussions relating to underwriting, premium and investment income volumes, business strategies, reserves, profitability and business relationships and our other business activities during 2016 and beyond. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “objective,” “project,” “predict,” “potential,” “goal” and similar expressions. These forward-looking statements reflect our current views about future events and our current assumptions, and are subject to known and unknown risks and uncertainties that may cause our results, performance or achievements to differ materially from those we anticipate or imply by our forward-looking statements. We cannot control or predict many of the factors that could determine our future financial condition or results of operations. Such factors may include those we describe under “Risk Factors.” The forward-looking statements contained in this Form 10-K Report reflect our views and assumptions only as of the date of this Form 10-K Report. Except as required by law, we do not intend to update, and we assume no responsibility for updating, any forward-looking statements we have made. We qualify all of our forward-looking statements by these cautionary statements.

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

Each share of our Class A common stock has one-tenth of a vote per share and generally votes as a single class with our Class B common stock. Each share of our Class B common stock has one vote per share and generally votes as a single class with our Class A common stock. Donegal Mutual has the right to vote approximately 73% of the combined voting power of our Class A common stock and our Class B common stock and has sufficient voting control to:

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

Donegal Mutual’s majority voting control of us, certain anti-takeover provisions in our certificate of incorporation and by-laws and certain provisions of the Delaware General Corporation Law, or the DGCL, could delay or prevent the removal of members of our board of directors and could make a merger, tender offer or proxy contest involving us more expensive as well as unlikely to succeed, even if such events were in the best interests of our stockholders other than Donegal Mutual. These factors could also discourage a third party from attempting to acquire control of us. In particular, our certificate of incorporation and by-laws include the following anti-takeover provisions:

•	our board of directors is classified into three classes, so that our stockholders elect only one-third of the members of our board of directors each year;

•	our stockholders may remove our directors only for cause;

•	our stockholders may not take stockholder action except at an annual or special meeting of our stockholders;

•	the request of stockholders holding at least 20% of the combined voting power of our Class A common stock and our Class B common stock is required for a stockholder to call a special meeting of our stockholders;

•	our by-laws require that stockholders provide advance notice to us to nominate candidates for election to our board of directors or to propose any other item of stockholder business at a stockholders’ meeting;

•	we do not permit cumulative voting rights in the election of our directors;

•	our certificate of incorporation does not provide for preemptive rights in connection with any issuance of securities by us; and

•	our board of directors may issue, without stockholder approval unless otherwise required by law, preferred stock with such terms as our board of directors may determine.

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

As a holding company, we rely primarily on dividends from our insurance subsidiaries as a source of funds to meet our corporate obligations and to pay dividends to our stockholders. The amount of dividends our insurance subsidiaries can pay to us is subject to regulatory restrictions and depends on the amount of surplus our insurance subsidiaries maintain. From time to time, the NAIC and various state insurance regulators consider modifying the method of determining the amount of dividends that an insurance company may pay without prior regulatory approval. The maximum amount of ordinary dividends that our insurance subsidiaries can pay to us in 2017 without prior regulatory approval is approximately $38.9 million. Other business and regulatory considerations, such as the impact of dividends on surplus that could affect the ratings of our insurance subsidiaries, competitive conditions, RBC requirements, the investment results of our insurance subsidiaries and the amount of premiums that our insurance subsidiaries write could also adversely impact the ability of our insurance subsidiaries to pay dividends to us.

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

The loss of, or failure to attract, key personnel could significantly impede our financial plans, growth, marketing and other objectives and those of our insurance subsidiaries. The continued success of our insurance subsidiaries depends to a substantial extent on the ability and experience of their senior management. Our insurance subsidiaries and we believe that our future success is dependent on our ability to attract and retain additional skilled and qualified personnel and to expand, train and manage our employees. We and Donegal Mutual have two to five-year automatically-renewing employment agreements with our senior officers, including all of our named executive officers.

The reinsurance agreements on which our insurance subsidiaries rely do not relieve our insurance subsidiaries from their primary liability to their policyholders, and our insurance subsidiaries face a risk of non-payment from their reinsurers as well as the non-availability of reinsurance in the future.

Our insurance subsidiaries rely on reinsurance agreements to limit their maximum net loss from large single catastrophic risks or excess of loss risks in areas where our insurance subsidiaries may have a concentration of policyholders. Reinsurance also enables our insurance subsidiaries to increase their capacity to write insurance because it has the effect of leveraging the surplus of our insurance subsidiaries. Although the reinsurance our insurance subsidiaries maintain provides that the reinsurer is liable to them for any reinsured losses, the reinsurance agreements do not generally relieve our insurance subsidiaries from their primary liability to their policyholders if the reinsurer fails to pay the reinsurance claims of our insurance subsidiaries. To the extent that a reinsurer is unable to pay losses for which it is liable to our insurance subsidiaries, our insurance subsidiaries remain liable for such losses. At December 31, 2016, our insurance subsidiaries had approximately $107.2 million of reinsurance receivables from third-party reinsurers relating to paid and unpaid losses. Any insolvency or inability of these reinsurers to make timely payments to our insurance subsidiaries under the terms of their reinsurance agreements would adversely affect the results of operations of our insurance subsidiaries.

Michigan law requires MICO to provide unlimited lifetime medical benefits under the personal injury protection, or PIP, coverage of the personal automobile and commercial automobile policies it writes in the State of Michigan. Michigan law also requires MICO to be a member of the Michigan Catastrophic Claims Association, or MCCA, in order to write automobile insurance. The MCCA receives funding through assessments that its members collect from policyholders in the state and provides reinsurance for PIP claims that exceed a set retention. At December 31, 2016, MICO had approximately $48.5 million of reinsurance receivables from MCCA relating to paid and unpaid losses. The MCCA has generated significant operating deficits in recent years. Although we currently consider the risk to be remote, should the MCCA be unable to fulfill its payment obligations to MICO in the future, MICO’s financial condition and results of operations could be adversely affected.

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

Risks Relating to the Property and Casualty Insurance Industry

Industry trends, such as increased litigation against the insurance industry and individual insurers, the willingness of courts to expand covered causes of loss, rising jury awards, escalating medical costs, increasing loss frequency due to distracted driving and other factors and increasing loss severity may contribute to increased costs and result in the deterioration of the reserves of our insurance subsidiaries.

Loss severity in the property and casualty insurance industry has increased in recent years, principally driven by larger court judgments and increasing medical and automobile repair costs. The industry has also experienced increases in the frequency of automobile losses due to distracted driving, increases in miles driven due to lower fuel costs and other factors. In addition, many classes of complainants have brought legal actions and proceedings that tend to increase the size of judgments. The propensity of policyholders and third-party claimants to litigate and the willingness of courts to expand causes of loss and the size of awards to eliminate exclusions and to increase coverage limits may make the loss reserves of our insurance subsidiaries inadequate for current and future losses.

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

The ability to underwrite and set rates effectively is subject to a number of risks and uncertainties, including:

•	the availability of sufficient, reliable data;

•	the ability to conduct a complete and accurate analysis of available data;

•	the ability to recognize in a timely manner changes in trends and to project both the severity and frequency of losses with reasonable accuracy;

•	uncertainties generally inherent in estimates and assumptions;

•	the ability to project changes in certain operating expense levels with reasonable certainty;

•	the development, selection and application of appropriate rating formulae or other pricing methodologies;

•	the use of modeling tools to assist with correctly and consistently achieving the intended results in underwriting and pricing;

•	the ability to innovate with new pricing strategies and the success of those innovations on implementation;

•	the ability to secure regulatory approval of premium rates on an adequate and timely basis;

•	the ability to predict policyholder retention accurately;

•	unanticipated court decisions, legislation or regulatory action;

•	unanticipated changes in our claim settlement practices;

•	changes in driving patterns for auto exposures;

•	changes in weather patterns for property exposures;

•	changes in the medical sector of the economy;

•	unanticipated changes in auto repair costs, auto parts prices and used car prices;

•	the impact of emerging technologies on pricing, insurance coverages and loss costs;

•	the impact of inflation and other factors on the cost of construction materials and labor;

•	the ability to monitor property concentration in catastrophe-prone areas, such as hurricane, earthquake and wind/hail regions; and

•	the general state of the economy in the states in which our insurance subsidiaries operate.

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

Our Class A common stock and our Class B common stock have limited liquidity. Reported average daily trading volume for our Class A common stock and our Class B common stock for the year ended December 31, 2016 was approximately 32,975 shares and approximately 556 shares, respectively. This limited liquidity could subject our shares of Class A common stock and our shares of Class B common stock to greater price volatility.

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

Not applicable.

Executive Officers of the Registrant

The following table sets forth information regarding the executive officers of Donegal Mutual and the Registrant as of December 31, 2016, each of whom has served with us for more than 10 years:

Name	Age	Position
Kevin G. Burke	51	President and Chief Executive Officer of us since 2015; Executive Vice President and Chief Operating Officer of Donegal Mutual since 2014; Senior Vice President of Human Resources of Donegal Mutual and us from 2005 to 2014; Vice President of Human Resources of Donegal Mutual and us from 2001 to 2005; other positions from 2000 to 2001.

Cyril J. Greenya	72	Senior Vice President and Chief Underwriting Officer of Donegal Mutual and us since 2005; Senior Vice President, Underwriting, of Donegal Mutual from 1997 to 2005; other positions from 1986 to 1997.

Jeffrey D. Miller	52	Executive Vice President and Chief Financial Officer of Donegal Mutual and us since 2014; Senior Vice President and Chief Financial Officer of Donegal Mutual and us from 2005 to 2014; Vice President and Controller of Donegal Mutual and us from 2000 to 2005; other positions from 1995 to 2000.

Donald H. Nikolaus	74	President and Chief Executive Officer of Donegal Mutual since 1981; President and Chief Executive Officer of us from 1986 to 2015. Chairman of our board of directors since April 2012.

Sanjay Pandey	50	Senior Vice President and Chief Information Officer of Donegal Mutual and us since 2013; Vice President and Chief Information Officer of Donegal Mutual and us from 2009 to 2013; other positions from 2000 to 2009.

Robert G. Shenk	63	Senior Vice President, Claims, of Donegal Mutual and us since 1997; other positions from 1986 to 1997.

Daniel J. Wagner	56	Senior Vice President and Treasurer of Donegal Mutual and us since 2005; Vice President and Treasurer of Donegal Mutual and us from 2000 to 2005; other positions from 1993 to 2000.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class A common stock and Class B common stock trade on the NASDAQ Global Select Market under the symbols “DGICA” and “DGICB,” respectively. The following table shows the dividends declared per share and the stock price range for both classes of stock for each quarter during 2016 and 2015:

Quarter	High	Low	Cash Dividend Declared Per Share
2016 - Class A
1st	$15.00	$12.69	$—
2nd	16.50	13.30	0.1375
3rd	16.85	15.48	0.1375
4th	18.55	14.49	0.2750
2016 - Class B
1st	$16.15	$13.51	$—
2nd	15.99	12.56	0.1200
3rd	22.88	14.88	0.1200
4th	20.55	15.30	0.2400
2015 - Class A
1st	$16.47	$14.53	$—
2nd	15.99	14.29	0.1350
3rd	15.48	13.45	0.1350
4th	14.87	13.05	0.2700
2015 - Class B
1st	$27.00	$18.95	$—
2nd	20.95	18.00	0.1175
3rd	21.60	18.54	0.1175
4th	18.72	16.00	0.2350

At the close of business on March 3, 2017, we had approximately 1,887 holders of record of our Class A common stock and approximately 301 holders of record of our Class B common stock.

We declared dividends of $0.55 per share on our Class A common stock and $0.48 per share on our Class B common stock in 2016, compared to $0.54 per share on our Class A common stock and $0.47 per share on our Class B common stock in 2015.

Stock Performance Chart.

The following graph provides an indicator of cumulative total stockholder returns on our Class A common stock and our Class B common stock for the period beginning on December 31, 2011 and ending on December 31, 2016, compared to the Russell 2000 Index and a peer group comprised of seven property and casualty insurance companies over the same period. The peer group consists of Cincinnati Financial Corp., EMC Insurance Group Inc., Hanover Insurance, Horace Mann Educators, Selective Insurance Group Inc., State Auto Financial Corp. and United Fire and Casualty Co. The graph shows the change in value of an initial $100 investment on December 31, 2011, assuming reinvestment of all dividends.

	2011	2012	2013	2014	2015	2016
Donegal Group Inc. Class A	$100.00	$102.69	$120.43	$125.28	$114.36	$147.16
Donegal Group Inc. Class B	100.00	112.30	150.66	139.64	109.83	108.99
Russell 2000 Index	100.00	114.63	157.05	162.59	153.31	183.17
Peer Group	100.00	126.71	181.18	194.18	226.12	289.48

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

Item 6.	Selected Financial Data.

Year Ended December 31,	2016	2015	2014	2013	2012
Income Statement Data
Premiums earned	$656,204,797	$605,640,728	$556,497,535	$515,291,944	$475,002,222
Investment income, net	22,632,730	20,949,698	18,344,382	18,795,239	20,168,919
Realized investment gains	2,525,575	1,934,424	3,134,081	2,423,442	6,859,439
Total revenues	688,423,020	636,387,263	586,547,742	547,110,065	514,982,585
Income before income taxes	41,328,407	27,592,268	16,282,817	32,710,265	27,858,260
Income taxes	10,527,270	6,602,235	1,743,799	6,388,273	4,765,640
Net income	30,801,137	20,990,033	14,539,018	26,321,992	23,092,620
Basic earnings per share - Class A	1.19	0.78	0.56	1.04	0.92
Diluted earnings per share - Class A	1.16	0.77	0.55	1.02	0.91
Cash dividends per share - Class A	0.55	0.54	0.53	0.51	0.49
Basic earnings per share - Class B	1.06	0.69	0.49	0.94	0.83
Diluted earnings per share - Class B	1.06	0.69	0.49	0.94	0.83
Cash dividends per share - Class B	0.48	0.47	0.46	0.46	0.44

Balance Sheet Data at Year End
Total investments	$945,519,655	$900,822,274	$832,941,077	$791,808,307	$806,429,032
Total assets	1,623,131,037	1,537,834,415	1,458,654,644	1,385,410,502	1,336,889,187
Debt obligations	74,000,000	86,000,000	58,500,000	63,000,000	72,465,000
Stockholders’ equity	438,615,320	408,388,568	416,134,643	396,877,111	400,034,094
Book value per share	16.21	15.66	15.40	15.02	15.63

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

At December 31, 2016, Donegal Mutual held approximately 46% of our outstanding Class A common stock and approximately 83% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 73% of the combined voting power of our outstanding shares of Class A common stock and our outstanding shares of Class B common stock.

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

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 additional shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of the SEC Rule 10b-18 and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during 2016. We purchased 57,658 shares of our Class A common stock under this program during 2015. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through December 31, 2016.

On December 18, 2015, we and Donegal Mutual entered into a Stock Purchase and Standstill Agreement (the “Purchase Agreement”) with Gregory M. Shepard (“Mr. Shepard”). Under the terms of the Purchase Agreement, we purchased 2,000,000 shares of our Class A common stock from Mr. Shepard on December 22, 2015 for a price of $33.0 million, or $16.50 per share, representing a premium of approximately $5.8 million from the market price of our Class A common stock on the date of the Purchase Agreement. We reported this premium in excess of the market price as an expense in our consolidated statements of income and comprehensive income for 2015 that we include in this Form 10-K Report. We borrowed $33.0 million under our existing line of credit with M&T Bank to fund the purchase. The Purchase Agreement contains a number of typical “standstill” provisions pursuant to which Mr. Shepard and any affiliate of Mr. Shepard agree not to take a number of “control-seeking” actions with respect to us for a period of 25 years from the date of the Purchase Agreement.

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

Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced a decrease in claims frequency on workers’ compensation claims during the past several years while claims severity has gradually increased. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on workers’ compensation claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries attempt to make appropriate adjustments for such changes in their reserves. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at December 31, 2016. For every 1% change in our insurance subsidiaries’ estimate for loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $3.5 million.

The establishment of appropriate liabilities is an inherently uncertain process and we can provide no assurance that our insurance subsidiaries’ ultimate liability will not exceed our insurance subsidiaries’ loss and loss expense reserves and have an adverse effect on our results of operations and financial condition. Furthermore, we cannot predict the timing, frequency and extent of adjustments to our insurance subsidiaries’ estimated future liabilities, since the historical conditions and events that serve as a basis for our insurance subsidiaries’ estimates of ultimate claim costs may change. As is the case for substantially all property and casualty insurance companies, our insurance subsidiaries have found it necessary in the past to increase their estimated future liabilities for losses and loss expenses in certain periods and, in other periods, their estimates of future liabilities have exceeded their actual liabilities. Changes in our insurance subsidiaries’ estimate of their liability for losses and loss expenses generally reflect actual payments and their evaluation of information received since the prior reporting date. Our insurance subsidiaries recognized an increase in their liability for losses and loss expenses of prior years of $3.0 million, $7.2 million and $14.5 million in 2016, 2015 and 2014, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy, key reserving assumptions or claims management personnel, and have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in these years. The 2016 development represented 0.9% of the December 31, 2015 net carried reserves and resulted primarily from higher-than-expected severity in the commercial multiple peril and commercial automobile liability lines of business in accident years prior to 2016.

Excluding the impact of weather events, our insurance subsidiaries have noted stable amounts in the number of claims incurred and a slight downward trend in the number of claims outstanding at period ends relative to their premium base in recent years across most of their lines of business. However, the amount of the average claim outstanding has increased gradually over the past several years as the United States property and casualty insurance industry has experienced increased litigation trends and economic conditions that have extended the estimated length of disabilities and contributed to increased medical loss costs. We have also experienced a general slowing of settlement rates in litigated claims. Our insurance subsidiaries could have to make further adjustments to their estimates in the future. However, on the basis of our insurance subsidiaries’ internal procedures, which analyze, among other things, their prior assumptions, their experience with similar cases and historical trends such as reserving patterns, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes, we believe that our insurance subsidiaries have made adequate provision for their liability for losses and loss expenses at December 31, 2016.

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

Our insurance subsidiaries’ liability for losses and loss expenses by major line of business at December 31, 2016 and 2015 consisted of the following:

	2016	2015
	(in thousands)
Commercial lines:
Automobile	$58,615	$53,938
Workers’ compensation	104,446	99,212
Commercial multi-peril	60,887	54,395
Other	3,868	3,119

Total commercial lines	227,816	210,664

Personal lines:
Automobile	100,498	93,923
Homeowners	17,286	15,816
Other	1,918	1,651

Total personal lines	119,702	111,390

Total commercial and personal lines	347,518	322,054
Plus reinsurance recoverable	259,147	256,151

Total liability for losses and loss expenses	$606,665	$578,205

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

Change in Loss and Loss Expense Reserves Net of Reinsurance	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2016	Percentage Change in Equity at December 31, 2016(1)	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2015	Percentage Change in Equity at December 31, 2015(1)
(dollars in thousands)

-10.0%	$312,766	5.1%	$289,849	5.1%

-7.5	321,454	3.9	297,900	3.8

-5.0	330,142	2.6	305,951	2.6

-2.5	338,830	1.3	314,003	1.3

Base	347,518	—	322,054	—

2.5	356,206	-1.3	330,105	-1.3

5.0	364,894	-2.6	338,157	-2.6

7.5	373,582	3.9	346,208	-3.8

10.0	382,270	-5.1	354,259	-5.1

(1)	Net of income tax effect.

Our insurance subsidiaries base their reserves for unpaid losses and loss expenses on current trends in loss and loss expense development and reflect their best estimates for future amounts needed to pay losses and loss expenses with respect to incurred events currently known to them plus incurred but not reported (“IBNR”) claims. Our insurance subsidiaries develop their reserve estimates based on an assessment of known facts and circumstances, review of historical loss settlement patterns, estimates of trends in claims severity, frequency, legal and regulatory changes and other assumptions. Our insurance subsidiaries consistently apply actuarial loss reserving techniques and assumptions, which rely on historical information as adjusted to reflect current conditions, including consideration of recent case reserve activity. Our insurance subsidiaries use the most-likely number their actuaries determine. For the year ended December 31, 2016, the actuaries developed a range from a low of $318.6 million to a high of $379.0 million and with a most-likely number of $347.5 million. The actuaries’ range of estimates for commercial lines in 2016 was $208.9 million to $248.4 million, and the actuaries selected the most-likely number of $227.8 million. The actuaries’ range of estimates for personal lines in 2016 was $109.7 million to $130.6 million, and the actuaries selected the most-likely number of $119.7 million. For the year ended December 31, 2015, the actuaries developed a range from a low of $293.3 million to a high of $353.7 million and with a most-likely number of $322.1 million. The actuaries’ range of estimates for commercial lines in 2015 was $191.9 million to $231.3 million, and the actuaries selected the most-likely number of $210.7 million. The actuaries’ range of estimates for personal lines in 2015 was $101.4 million to $122.4 million, and the actuaries selected the most-likely number of $111.4 million.

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

The following table presents 2016 and 2015 claim count and payment amount information for workers’ compensation. Workers’ compensation losses primarily consist of indemnity and medical costs for injured workers.

	For the Year Ended December 31,
(dollars in thousands)	2016	2015
Number of claims pending, beginning of period	2,694	2,682
Number of claims reported	6,343	6,136
Number of claims settled or dismissed	6,327	6,124
Number of claims pending, end of period	2,710	2,694

Losses paid	$39,718	$35,262
Loss expenses paid	9,326	8,782

Investments

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, when we consider a decline in the value of an individual investment to be other than temporary, we write down the investment to its fair value and reflect the amount of the write-down as a realized loss in our results of operations. We individually monitor all investments for other-than-temporary declines in value. Generally, we assume there has been an other-than-temporary decline in value if an individual equity security has depreciated in value by more than 20% of original cost and has been in such an unrealized loss position for more than six months. We held 13 equity securities that were in an unrealized loss position at December 31, 2016. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we considered these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, company or geographic events that have negatively impacted the value of a security and rating agency downgrades. We held 247 debt securities that were in an unrealized loss position at December 31, 2016. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary. We did not recognize any impairment losses in 2016, 2015 or 2014.

We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at December 31, 2016 as follows:

	Less than 12 months		12 months or longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$37,729,947	$1,279,510	$—	$—
Obligations of states and political subdivisions	40,739,099	802,311	710,280	8,936
Corporate securities	80,181,238	2,127,451	4,706,945	472,044
Mortgage-backed securities	168,771,543	2,727,720	416,828	2,602
Equity securities	5,420,875	132,071	—	—

Totals	$332,842,702	$7,069,063	$5,834,053	$483,582

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

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that we could realize if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. We generally obtain two prices per security. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates we obtain are representative of fair values based upon their general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against the expectations of our investment personnel with respect to pricing based on fair market curves, security ratings, coupon rates, security type and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At December 31, 2016, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at December 31, 2016, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

We had no sales or transfers from the held to maturity portfolio in 2016, 2015 or 2014.

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

Management Evaluation of Operating Results

Despite economic uncertainty, challenging insurance market conditions and unusually adverse weather conditions that affected our results in recent years, we believe that our focused business strategy, including our insurance subsidiaries’ disciplined underwriting practices, have positioned us well for 2017 and beyond.

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

We use the following financial data to monitor and evaluate our operating results:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Net premiums written:
Personal lines:
Automobile	$229,789	$214,610	$204,174
Homeowners	122,811	119,541	113,576
Other	19,057	18,176	16,989

Total personal lines	371,657	352,327	334,739

Commercial lines:
Automobile	87,849	76,729	65,552
Workers’ compensation	108,349	98,079	88,739
Commercial multi-peril	104,728	94,219	83,413
Other	9,451	7,483	6,758

Total commercial lines	310,377	276,510	244,462

Total net premiums written	$682,034	$628,837	$579,201

Components of GAAP combined ratio:
Loss ratio	64.5%	65.8%	69.8%
Expense ratio	33.0	32.6	31.4
Dividend ratio	0.6	0.6	0.5

GAAP combined ratio	98.1%	99.0%	101.7%

Revenues:
Premiums earned:
Personal lines	$361,128	$344,355	$325,442
Commercial lines	295,077	261,286	231,056

GAAP premiums earned	656,205	605,641	556,498
Net investment income	22,633	20,950	18,344
Realized investment gains	2,526	1,934	3,134
Equity in earnings of DFSC	1,086	1,277	1,243
Other	5,973	6,585	7,329

Total revenues	$688,423	$636,387	$586,548

	Year Ended December 31,
(in thousands)	2016	2015	2014
Components of net income:
Underwriting income (loss):
Personal lines	$(10,745)	$(6,414)	$(6,383)
Commercial lines	18,284	9,259	(9,434)

SAP underwriting income (loss)	7,539	2,845	(15,817)
GAAP adjustments	4,642	3,344	6,312

GAAP underwriting income (loss)	12,181	6,189	(9,505)
Net investment income	22,633	20,950	18,344
Realized investment gains	2,526	1,934	3,134
Equity in earnings of DFSC	1,086	1,277	1,243
Premium paid on purchase of treasury stock	—	(5,780)	—
Other	2,902	3,022	3,067

Income before income tax	41,328	27,592	16,283
Income tax	(10,527)	(6,602)	(1,744)

Net income	$30,801	$20,990	$14,539

Statutory Combined Ratios

We evaluate our insurance operations by monitoring certain key measures of growth and profitability. In addition to using GAAP-based performance measurements, we also utilize certain non-GAAP financial measures that we believe are valuable in managing our business and for comparison to our peers. These non-GAAP measures are underwriting income (loss), statutory combined ratio and net premiums written. An insurance company’s statutory combined ratio is a standard measure of underwriting profitability. This ratio is the sum of the ratio of calendar-year incurred losses and loss expenses to premiums earned; the ratio of expenses incurred for commissions, premium taxes and underwriting expenses to premiums written and the ratio of dividends to policyholders to premiums earned. The statutory combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. A ratio of less than 100 percent generally indicates underwriting profitability. The statutory combined ratio differs from the GAAP combined ratio. In calculating the GAAP combined ratio, we do not deduct installment payment fees from incurred expenses, and we base the expense ratio on premiums earned instead of premiums written. The following table sets forth our insurance subsidiaries’ statutory combined ratios by major line of business for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Commercial lines:
Automobile	110.8%	109.5%	115.0%
Workers’ compensation	83.8	87.6	91.1
Commercial multi-peril	87.7	90.8	102.9
Total commercial lines	90.7	92.8	99.8

Personal lines:
Automobile	106.7	104.3	102.8
Homeowners	95.5	97.6	97.8
Total personal lines	101.8	100.9	101.0
Total commercial and personal lines	96.8	97.4	100.5

Results of Operations

YEAR ENDED DECEMBER 31, 2016 COMPARED TO YEAR ENDED DECEMBER 31, 2015

Net Premiums Written

Our insurance subsidiaries’ 2016 net premiums written increased 8.5% to $682.0 million, compared to $628.8 million for 2015. We primarily attribute the increase to the impact of premium rate increases and an increase in the writing of commercial lines of insurance. Commercial lines net premiums written increased $33.9 million, or 12.2%, for 2016 compared to 2015. The increase was primarily attributable to premium rate increases and increased writings of new accounts in the commercial automobile, commercial multi-peril and workers’ compensation lines of business. Personal lines net premiums written increased $19.3 million, or 5.5%, for 2016 compared to 2015. The increase was primarily attributable to premium rate increases.

Net Premiums Earned

Our insurance subsidiaries’ net premiums earned increased to $656.2 million for 2016, an increase of $50.6 million, or 8.3%, over 2015, reflecting increases in net premiums written during 2015 and 2016. Our insurance subsidiaries earn premiums and recognize them as income over the terms of the policies they issue. Such terms are generally one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding twelve-month period compared to the same period one year earlier.

Investment Income

For 2016, our net investment income increased to $22.6 million, an increase of $1.7 million, or 8.0%, over 2015. We attribute the increase primarily to an increase in average invested assets.

Installment Payment Fees

Our insurance subsidiaries’ installment fees decreased primarily as a result of their customers’ increased usage of payment plans that have lower installment payment fees during 2016.

Net Realized Investment Gains

Our net realized investment gains in 2016 and 2015 were $2.5 million and $1.9 million, respectively. The net realized investment gains in 2016 and 2015 resulted from normal turnover within our investment portfolio. We did not recognize any impairment losses during 2016 or 2015.

Equity in Earnings of DFSC

Our equity in the earnings of DFSC in 2016 and 2015 was $1.1 million and $1.3 million, respectively.

Losses and Loss Expenses

Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, was 64.5% in 2016, compared to 65.8% in 2015. Our insurance subsidiaries’ commercial lines loss ratio decreased to 59.6% in 2016, compared to 62.3% in 2015. This decrease resulted primarily from the workers’ compensation loss ratio decreasing to 52.1% in 2016, compared to 56.7% in 2015, and the commercial multi-peril loss ratio decreasing to 54.4% in 2016, compared to 58.2% in 2015. The personal lines loss ratio was 68.5% in 2016 and 2015. Our insurance subsidiaries experienced unfavorable loss reserve development of approximately $3.0 million during 2016 in their reserves for prior accident years, improved from unfavorable loss reserve development of approximately $7.2 million during 2015. The change in loss reserve development patterns occurred primarily within our insurance subsidiaries’ private passenger automobile liability, workers’ compensation and homeowners lines of business.

Underwriting Expenses

Our insurance subsidiaries’ expense ratio, which is the ratio of policy acquisition and other underwriting expenses to premiums earned, was 33.0% in 2016, compared to 32.6% in 2015. We attribute the increase to higher underwriting-based incentives in 2016.

Combined Ratio

Our insurance subsidiaries’ combined ratio was 98.1% and 99.0% in 2016 and 2015, respectively. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned. We attribute the decrease in our combined ratio primarily to the decrease in our loss ratio.

Interest Expense

Our interest expense in 2016 increased to $1.7 million, compared to $1.1 million in 2015. We attribute the increase to higher average borrowings during 2016 compared to 2015.

Income Taxes

Our income tax expense was $10.5 million in 2016, compared to $6.6 million in 2015. Our effective tax rate for 2016 was 25.5%, compared to 23.9% for 2015. The increase in our 2016 effective tax rate was primarily due to tax-exempt interest income representing a smaller proportion of income before income tax expense in 2016 compared to 2015.

Net Income and Earnings Per Share

Our net income in 2016 was $30.8 million, or $1.16 per share of Class A common stock on a diluted basis and $1.06 per share of Class B common stock, compared to $21.0 million, or $.77 per share of Class A common stock on a diluted basis and $.69 per share of Class B common stock, in 2015. We had 21.5 million and 20.5 million Class A shares outstanding at December 31, 2016 and 2015, respectively. We had 5.6 million Class B shares outstanding for both periods. There are no outstanding securities that dilute our shares of Class B common stock.

Book Value Per Share and Return on Equity

Our stockholders’ equity increased by $30.2 million in 2016. Our book value per share increased to $16.21 at December 31, 2016, compared to $15.66 a year earlier. Our return on average equity was 7.3% for 2016, compared to 5.1% for 2015.

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

We have historically generated sufficient net positive cash flow from our operations to fund our commitments and build our investment portfolio, thereby increasing future investment returns. The pooling agreement with Donegal Mutual historically has been cash flow positive because of the profitability of the underwriting pool. Because we settle the pool monthly, our cash flows are substantially similar to the cash flows that would result from the underwriting of direct business. We maintain a high degree of liquidity in our investment portfolio in the form of marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective. This laddering approach provides an additional measure of liquidity to meet our obligations and the obligations of our insurance subsidiaries should an unexpected variation occur in the future. Net cash flows provided by operating activities in 2016, 2015 and 2014 were $60.0 million, $68.2 million and $44.5 million, respectively.

In July 2016, we renewed our existing credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a $60.0 million unsecured, revolving line of credit. The line of credit now expires in July 2019. We have the right to request a one-year extension of the credit agreement as of each anniversary date of the agreement. At December 31, 2016, we had $34.0 million in outstanding borrowings and had the ability to borrow an additional $26.0 million at interest rates equal to M&T’s current prime rate or the then-current LIBOR rate plus 2.25%. The interest rate on our outstanding borrowings is adjustable quarterly. At December 31, 2016, the interest rate on our outstanding borrowings was 3.02%. We pay a fee of 0.2% per annum on the loan commitment amount regardless of usage. The credit agreement requires our compliance with certain covenants. These covenants include minimum levels of our net worth, leverage ratio, statutory surplus and the A.M. Best ratings of our insurance subsidiaries. We complied with all requirements of the credit agreement during 2016.

MICO has an agreement with the FHLB of Indianapolis. Through its membership, MICO has the ability to issue debt to the FHLB of Indianapolis in exchange for cash advances. There were no outstanding borrowings at December 31, 2016 or 2015.

Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. During 2013, Atlantic States issued secured debt in the principal amount of $15.0 million to the FHLB of Pittsburgh in exchange for cash advances in the amount of $15.0 million. Atlantic States then loaned $15.0 million to us. We used the proceeds of our loan from Atlantic States to fund our prepayment of subordinated debentures. In July 2015, Atlantic States issued secured debt in the principal amount of $20.0 million to the FHLB of Pittsburgh in exchange for cash advances in the amount of $20.0 million. Atlantic States then loaned $20.0 million to us. We used the proceeds of our loan from Atlantic States to repay borrowings under our line of credit with M&T. The interest rate on the advances was .63% at December 31, 2016.

The following table shows expected payments for our significant contractual obligations at December 31, 2016:

(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Net liability for unpaid losses and loss expenses of our insurance subsidiaries	$347,518	$162,144	$159,096	$12,540	$13,738
Subordinated debentures	5,000	—	—	—	5,000
Borrowings under lines of credit	69,000	35,000	34,000	—	—

Total contractual obligations	$421,518	$197,144	$193,096	$12,540	$18,738

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

We estimated the timing of the amounts for the borrowings under our lines of credit based on their contractual maturities that we discuss in Note 9 - Borrowings. Our borrowings under our lines of credit carry interest rates that vary as discussed in Note 9 - Borrowings. Based upon the interest rates in effect at December 31, 2016, our annual interest cost associated with our borrowings under our lines of credit is approximately $1.4 million. For every 1% change in the interest rate associated with our borrowings under our lines of credit, the effect on our annual interest cost would be approximately $690,000.

The cash dividends we declared to our stockholders totaled $14.2 million, $14.5 million and $13.7 million in 2016, 2015 and 2014, respectively. There are no regulatory restrictions on our payment of dividends to our stockholders, although there are restrictions under applicable state laws on the payment of dividends from our insurance subsidiaries to us. Our insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis and are subject to regulations under which their payment of dividends from statutory surplus is restricted and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk-based capital (“RBC”) requirements. The amount of statutory capital and surplus necessary for our insurance subsidiaries to satisfy regulatory requirements, including the RBC requirements, was not significant in relation to our insurance subsidiaries’ statutory capital and surplus at December 31, 2016. Amounts available for distribution to us as dividends from our insurance subsidiaries without prior approval of insurance regulatory authorities in 2017 are $22.8 million from Atlantic States, $6.3 million from Southern, $2.6 million from Le Mars, $1.6 million from Peninsula, $643,035 from Sheboygan and $5.0 million from MICO, or a total of approximately $38.9 million.

Investments

At December 31, 2016 and 2015, our investment portfolio of primarily investment-grade bonds, common stock, short-term investments and cash totaled $970.1 million and $929.0 million, respectively, representing 59.8% and 60.4%, respectively, of our total assets. See “Business - Investments” for more information.

	December 31,
	2016		2015
		Percent of		Percent of
(dollars in thousands)	Amount	Total	Amount	Total
Fixed maturities:
Total held to maturity	$336,101	35.5%	$310,259	34.4%
Total available for sale	515,075	54.5	501,393	55.7

Total fixed maturities	851,176	90.0	811,652	90.1
Equity securities	47,088	5.0	37,261	4.1
Investment in affiliate	37,885	4.0	38,477	4.3
Short-term investments	9,371	1.0	13,432	1.5

Total investments	$945,520	100.0%	$900,822	100.0%

The carrying value of our fixed maturity investments represented 90.0% and 90.1% of our total invested assets at December 31, 2016 and 2015, respectively.

Our fixed maturity investments consisted of high-quality marketable bonds, of which 99.8% were rated at investment-grade levels at December 31, 2016 and 2015.

At December 31, 2016, the net unrealized gain on our available-for-sale fixed maturity investments, net of deferred taxes, amounted to $2.2 million, compared to $8.0 million at December 31, 2015.

At December 31, 2016, the net unrealized gain on our equity securities, net of deferred taxes, amounted to $3.0 million, compared to $972,264 at December 31, 2015.

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

In August 2014, the FASB issued an ASU related to the disclosure of uncertainties about an entity’s ability to continue as a going concern. The intent of this standard is to help reduce the diversity in the timing and content of footnote disclosures as those disclosures relate to an entity’s ability to continue as a going concern. The standard was effective for annual periods ending after December 15, 2016. If conditions or events raise substantial doubt that is not alleviated, an entity should disclose that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued), along with the principal conditions or events that raise substantial doubt, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations and management’s plans that are intended to mitigate those conditions. The adoption of this new guidance had no impact on our financial position, results of operations or cash flows.

In April 2015, the FASB issued updated guidance to clarify the required presentation of debt issuance costs. The updated guidance requires that debt issuance costs be presented in the balance sheet as a direct reduction from the carrying amount of the recognized debt liability, consistent with the treatment of debt discounts. Amortization of debt issuance costs is to be reported as interest expense. The recognition and measurement guidance for debt issuance costs are not affected by the updated guidance. The guidance was effective for reporting periods beginning after December 15, 2015. The adoption of this new guidance had no impact on our financial position, results of operations or cash flows.

In May 2015, the FASB issued guidance that removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The guidance also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The guidance instead limits disclosure to investments for which the entity has elected to measure fair value using that practical expedient. The guidance was effective for annual reporting periods beginning after December 15, 2015, and interim reporting periods within those annual reporting periods. The adoption of this new guidance had no impact on our financial position, results of operations or cash flows.

In May 2015, the FASB issued guidance that requires entities to provide additional disclosures about their liability for unpaid claims and claim adjustment expenses to increase the transparency of significant estimates. The guidance also requires entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including the reasons for the changes and the effects on the entities’ financial statements, and the timing, frequency and severity of claims. The guidance also requires entities to disclose a rollforward of the liability for unpaid claims and claim adjustment expenses for annual and interim reporting periods. The guidance was effective for annual reporting periods beginning after December 15, 2015, and interim reporting periods within annual reporting periods beginning after December 15, 2016. We have included the disclosures this guidance requires in the notes to our consolidated financial statements for the annual reporting period ended December 31, 2016. The adoption of this new guidance had no impact on our financial position, results of operations or cash flows.

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

In June 2016, the FASB issued guidance that amends previous guidance on the impairment of financial instruments by adding an impairment model that requires an entity to recognize expected credit losses as an allowance rather than impairments as credit losses are incurred. The intent of the new guidance is to reduce complexity and result in a more timely recognition of expected credit losses. The guidance is effective for annual and interim reporting periods beginning after December 15, 2019. We do not expect the adoption of this new guidance to have a significant impact on our financial position, results of operations or cash flows.

In August 2016, the FASB issued guidance that clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This guidance addresses eight specific cash flow matters with the objective of reducing the existing diversity in practice. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017 and permits early adoption. The adoption of this new guidance did not have a significant impact on our financial position, results of operations or cash flows.

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

Principal cash flows and related weighted-average interest rates by stated maturity dates for the financial instruments we held at December 31, 2016 that are sensitive to interest rates are as follows:

(in thousands)	Principal Cash Flows	Weighted- Average Interest Rate
Fixed-maturity and short-term investments:
2017	$52,986	3.62%
2018	48,361	4.75
2019	39,758	3.23
2020	34,577	2.51
2021	34,997	3.50
Thereafter	640,940	3.35

Total	$851,619

Fair value	$869,093

Debt:
2017	$35,000	0.63%
2018	34,000	3.02
Thereafter	5,000	5.00

Total	$74,000

Fair value	$74,000

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

Credit Risk

Our objective is to earn competitive returns by investing in a diversified portfolio of securities. Our portfolio of fixed maturity securities and, to a lesser extent, short-term investments is subject to credit risk. We define this risk as the potential loss in fair value resulting from adverse changes in the borrower’s ability to repay the debt. We manage this risk by performing an analysis of prospective investments and through regular reviews of our portfolio by our investment personnel. We also limit the amount of our total investment portfolio that we invest in any one security.

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

Through November 30, 2010, MICO and West Bend Mutual Insurance Company (“West Bend”) were parties to quota-share reinsurance agreements whereby MICO ceded 75% of its business to West Bend. MICO and West Bend terminated the reinsurance agreement in effect at November 30, 2010 on a run-off basis. West Bend’s obligations related to all past reinsurance agreements with MICO remain in effect for all policies with effective dates prior to December 1, 2010. West Bend and MICO entered into a trust agreement on December 1, 2010. Under the terms of the trust agreement, West Bend placed into trust, for the sole benefit of MICO, assets with a fair value equal to the amount of unearned premiums and unpaid losses and loss expenses, reduced by any net premium balances not yet paid by MICO, that West Bend had assumed pursuant to such reinsurance agreements at November 30, 2010. The amount of assets required to be held in trust adjusts monthly based upon the remaining net obligations of West Bend. West Bend may terminate the trust agreement on the earlier of December 1, 2020 or the date on which the obligations of West Bend are equal to or less than $5.0 million. As of December 31, 2016, West Bend’s net obligations under the reinsurance agreements were approximately $6.9 million, and the fair value of assets held in trust was approximately $8.9 million.

Item 8.	Financial Statements and Supplementary Data.

Donegal Group Inc.

Consolidated Balance Sheets

	December 31,
	2016	2015
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost (fair value $344,647,138 and $322,799,167 )	$336,100,948	$310,258,704
Available for sale, at fair value (amortized cost $511,629,644 and $489,010,066)	515,074,940	501,393,559
Equity securities, available for sale, at fair value (cost $42,431,695 and $35,765,030)	47,087,842	37,260,821
Investment in affiliate	37,884,918	38,476,708
Short-term investments, at cost, which approximates fair value	9,371,007	13,432,482

Total investments	945,519,655	900,822,274
Cash	24,587,214	28,139,144
Accrued investment income	6,295,513	5,991,197
Premiums receivable	159,389,667	141,267,411
Reinsurance receivable	263,028,008	259,728,113
Deferred policy acquisition costs	56,309,196	52,108,388
Deferred tax asset, net	19,043,413	19,443,807
Prepaid reinsurance premiums	124,255,495	113,522,505
Property and equipment, net	6,668,489	7,027,143
Federal income taxes recoverable	1,108,250	1,487,656
Due from affiliate	9,204,910	—
Goodwill	5,625,354	5,625,354
Other intangible assets	958,010	958,010
Other	1,137,863	1,713,413

Total assets	$1,623,131,037	$1,537,834,415

Liabilities and Stockholders’ Equity
Liabilities
Losses and loss expenses	$606,664,590	$578,205,109
Unearned premiums	466,055,228	429,493,203
Accrued expenses	28,246,691	22,460,475
Reinsurance balances payable	4,369,528	3,480,406
Borrowings under lines of credit	69,000,000	81,000,000
Cash dividends declared to stockholders	3,622,821	3,511,881
Subordinated debentures	5,000,000	5,000,000
Accounts payable - securities	—	582,560
Due to affiliate	—	3,557,177
Other	1,556,859	2,155,036

Total liabilities	1,184,515,717	1,129,445,847

Stockholders’ Equity
Preferred stock, $.01 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 40,000,000 shares, issued 24,483,377 and 23,501,805 shares and outstanding 21,480,789 and 20,499,217 shares	244,834	235,018
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	236,851,709	219,525,301
Accumulated other comprehensive (loss) income	(2,254,271)	773,744
Retained earnings	244,942,913	229,024,370
Treasury stock, at cost	(41,226,357)	(41,226,357)

Total stockholders’ equity	438,615,320	408,388,568

Total liabilities and stockholders’ equity	$1,623,131,037	$1,537,834,415

See accompanying notes to consolidated financial statements.

Donegal Group Inc.

Consolidated Statements of Income and Comprehensive Income

	Years Ended December 31,
	2016	2015	2014
Statements of Income
Revenues
Net premiums earned (includes affiliated reinsurance of $184,656,732, $175,024,905 and $167,070,235 - see note 3)	$656,204,797	$605,640,728	$556,497,535
Investment income, net of investment expenses	22,632,730	20,949,698	18,344,382
Installment payment fees	5,302,896	5,834,897	6,473,288
Lease income	670,865	750,287	855,546
Net realized investment gains (includes $2,525,575, $1,934,424 and $3,134,081 accumulated other comprehensive income reclassification)	2,525,575	1,934,424	3,134,081
Equity in earnings of DFSC	1,086,157	1,277,229	1,242,910

Total revenues	688,423,020	636,387,263	586,547,742

Expenses
Net losses and loss expenses (includes affiliated reinsurance of $102,124,332, $100,110,773 and $108,847,508 - see note 3)	423,315,903	398,366,874	388,401,182
Amortization of deferred policy acquisition costs	107,876,000	99,513,000	90,146,000
Other underwriting expenses	108,458,742	97,709,656	84,659,364
Policyholder dividends	4,373,377	3,862,606	2,795,515
Interest	1,657,647	1,111,441	1,516,983
Premium paid on purchase of treasury stock	—	5,780,000	—
Other	1,412,944	2,451,418	2,745,881

Total expenses	647,094,613	608,794,995	570,264,925

Income before income tax expense	41,328,407	27,592,268	16,282,817
Income tax expense (includes $883,951, $677,048 and $1,065,588 income tax expense from reclassification items)	10,527,270	6,602,235	1,743,799

Net income	$30,801,137	$20,990,033	$14,539,018

Basic earnings per common share:
Class A common stock	$1.19	$0.78	$0.56

Class B common stock	$1.06	$0.69	$0.49

Diluted earnings per common share:
Class A common stock	$1.16	$0.77	$0.55

Class B common stock	$1.06	$0.69	$0.49

Statements of Comprehensive Income
Net income	$30,801,137	$20,990,033	$14,539,018

Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on securities:
Unrealized holding (loss) gain arising during the period, net of income tax (benefit) expense of ($746,518), ($1,788,852) and $5,193,522	(1,386,391)	(3,322,149)	9,734,652
Reclassification adjustment for gains included in net income, net of income tax of $883,951, $677,048 and $1,065,588	(1,641,624)	(1,257,376)	(2,068,493)

Other comprehensive (loss) income	(3,028,015)	(4,579,525)	7,666,159

Comprehensive income	$27,773,122	$16,410,508	$22,205,177

See accompanying notes to consolidated financial statements.

Donegal Group Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock				Additional	Accumulated Other			Total
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Paid-In Capital	Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Stockholders’ Equity
Balance, January 1, 2014	21,786,765	5,649,240	$217,868	$56,492	$189,116,410	$(2,312,890)	$222,888,887	$(13,089,656)	$396,877,111

Issuance of common stock (stock compensation plans)	127,711		1,277		1,839,394				1,840,671
Stock-based compensation	474,893		4,749		8,963,020				8,967,769
Net income							14,539,018		14,539,018
Cash dividends							(13,744,059)		(13,744,059)
Grant of stock options					429,959		(429,959)		—
Purchase of treasury stock								(12,026)	(12,026)
Other comprehensive income						7,666,159			7,666,159

Balance, December 31, 2014	22,389,369	5,649,240	$223,894	$56,492	$200,348,783	$5,353,269	$223,253,887	$(13,101,682)	$416,134,643

Issuance of common stock (stock compensation plans)	129,066		1,290		1,836,067				1,837,357
Stock-based compensation	983,370		9,834		16,620,676				16,630,510
Net income							20,990,033		20,990,033
Cash dividends							(14,499,775)		(14,499,775)
Grant of stock options					719,775		(719,775)		—
Purchase of treasury stock								(28,124,675)	(28,124,675)
Other comprehensive loss						(4,579,525)			(4,579,525)

Balance, December 31, 2015	23,501,805	5,649,240	$235,018	$56,492	$219,525,301	$773,744	$229,024,370	$(41,226,357)	$408,388,568

Issuance of common stock (stock compensation plans)	149,105		1,491		2,118,471				2,119,962
Stock-based compensation	832,467		8,325		14,522,217				14,530,542
Net income							30,801,137		30,801,137
Cash dividends							(14,196,874)		(14,196,874)
Grant of stock options					685,720		(685,720)		—
Other comprehensive loss						(3,028,015)			(3,028,015)

Balance, December 31, 2016	24,483,377	5,649,240	$244,834	$56,492	$236,851,709	$(2,254,271)	$244,942,913	$(41,226,357)	$438,615,320

See accompanying notes to consolidated financial statements.

Donegal Group Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net income	$30,801,137	$20,990,033	$14,539,018

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	6,587,282	6,740,346	3,523,692
Net realized investment gains	(2,525,575)	(1,934,424)	(3,134,081)
Equity in earnings of DFSC	(1,086,157)	(1,277,229)	(1,242,910)
Changes in Assets and Liabilities:
Losses and loss expenses	28,459,481	39,946,703	42,639,137
Unearned premiums	36,562,025	20,846,840	25,911,721
Accrued expenses	5,786,216	3,030,848	164,530
Premiums receivable	(18,122,256)	(7,960,450)	(9,402,332)
Deferred policy acquisition costs	(4,200,808)	(3,809,780)	(4,671,098)
Deferred income taxes	2,030,865	168,395	(963,679)
Reinsurance receivable	(3,299,895)	(6,092,223)	(9,396,777)
Accrued investment income	(304,316)	(239,821)	(327,845)
Amounts due from affiliate	(12,762,087)	1,147,830	239,122
Reinsurance balances payable	889,122	(4,360,766)	(10,107,636)
Prepaid reinsurance premiums	(10,732,990)	2,349,278	(3,207,841)
Current income taxes	379,406	(906,179)	(160,525)
Other, net	(22,628)	(2,235,228)	111,941
Dividends received from affiliate	1,591,300	1,783,700	—

Net adjustments	29,228,985	47,197,840	29,975,419

Net cash provided by operating activities	60,030,122	68,187,873	44,514,437

Cash Flows from Investing Activities:
Purchases of fixed maturities:
Held to maturity	(44,907,210)	(31,310,026)	(103,654,684)
Available for sale	(161,873,868)	(181,106,519)	(89,585,027)
Purchases of equity securities	(15,222,724)	(14,759,861)	(23,607,077)
Sales of fixed maturities:
Available for sale	55,731,299	40,321,838	26,816,642
Maturity of fixed maturities:
Held to maturity	19,488,644	28,575,153	36,832,890
Available for sale	82,586,588	66,744,045	38,417,972
Sales of equity securities	9,201,657	8,761,474	8,337,461
Net purchases of property and equipment	(384,207)	(151,536)	(2,127,311)
Net sales of short-term investments	4,061,475	6,861,166	79,384,147

Net cash used in investing activities	(51,318,346)	(76,064,266)	(29,184,987)

Cash Flows from Financing Activities:
Issuance of common stock	13,822,228	15,516,870	10,700,637
Cash dividends paid	(14,085,934)	(14,455,167)	(13,575,968)
Purchases of treasury stock	—	(28,124,675)	(12,026)
Payments on lines of credit	(12,000,000)	(9,500,000)	(7,500,000)
Borrowings under lines of credit	—	37,000,000	3,000,000

Net cash (used in) provided by financing activities	(12,263,706)	437,028	(7,387,357)

Net (decrease) increase in cash	(3,551,930)	(7,439,365)	7,942,093
Cash at beginning of year	28,139,144	35,578,509	27,636,416

Cash at end of year	$24,587,214	$28,139,144	$35,578,509

See accompanying notes to consolidated financial statements.

Donegal Group Inc.

Notes to Consolidated Financial Statements

1 - Summary of Significant Accounting Policies

Organization and Business

Donegal Mutual Insurance Company (”Donegal Mutual”) organized us as an insurance holding company on August 26, 1986. Our insurance subsidiaries, Atlantic States Insurance Company (“Atlantic States”), Southern Insurance Company of Virginia (“Southern”), Le Mars Insurance Company (“Le Mars”), the Peninsula Insurance Group (“Peninsula”), which consists of Peninsula Indemnity Company and The Peninsula Insurance Company, Sheboygan Falls Insurance Company (“Sheboygan”) and Michigan Insurance Company (“MICO”), write personal and commercial lines of property and casualty coverages exclusively through a network of independent insurance agents in certain Mid-Atlantic, Midwestern, New England and Southern states. We also own 48.2% of the outstanding stock of Donegal Financial Services Corporation (“DFSC”), a grandfathered unitary savings and loan holding company that owns Union Community Bank (“UCB”), a state savings bank. UCB has 15 banking offices, substantially all of which are located in Lancaster County, Pennsylvania. Donegal Mutual owns the remaining 51.8% of the outstanding stock of DFSC.

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

At December 31, 2016, Donegal Mutual held approximately 46% of our outstanding Class A common stock and approximately 83% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 73% of the total voting power of our common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to a pooling agreement and other intercompany agreements and transactions. While each company maintains its separate corporate existence, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

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

Reclassification

We have made certain reclassifications in our prior period financial statements to conform to the current year presentation.

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

Cash and Short-Term Investments - The carrying amounts we report in the balance sheet for these instruments approximate their fair values.

Premiums and Reinsurance Receivables and Payables - The carrying amounts we report in the balance sheet for these instruments related to premiums and paid losses and loss expenses approximate their fair values.

Subordinated Debentures - The carrying amounts we report in the balance sheet for these instruments approximate their fair values.

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

Credit Risk

Our objective is to earn competitive returns by investing in a diversified portfolio of securities. Our portfolio of fixed maturity securities and, to a lesser extent, short-term investments is subject to credit risk. We define this risk as the potential loss in fair value resulting from adverse changes in the borrower’s ability to repay its debt to us. We manage this risk by performing an analysis of prospective investments and through regular reviews of our portfolio by our investment personnel. We also limit the amount of our total investment portfolio that we invest in any one security.

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

In 2016, 2015 and 2014, we realized $788,700, $437,474 and $304,533, respectively, in tax benefits upon the exercise of stock options.

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

In August 2014, the FASB issued an ASU related to the disclosure of uncertainties about an entity’s ability to continue as a going concern. The intent of this standard is to help reduce the diversity in the timing and content of footnote disclosures as those disclosures relate to an entity’s ability to continue as a going concern. The standard was effective for annual periods ending after December 15, 2016. If conditions or events raise substantial doubt that is not alleviated, an entity should disclose that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued), along with the principal conditions or events that raise substantial doubt, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations and management’s plans that are intended to mitigate those conditions. The adoption of this new guidance had no impact on our financial position, results of operations or cash flows.

In April 2015, the FASB issued updated guidance to clarify the required presentation of debt issuance costs. The updated guidance requires entities to present debt issuance costs in the balance sheet as a direct reduction from the carrying amount of the recognized debt liability, consistent with the treatment of debt discounts, and to report amortization of debt issuance costs as interest expense. The updated guidance does not affect recognition and measurement guidance for debt issuance costs. The guidance was effective for reporting periods beginning after December 15, 2015. The adoption of this new guidance had no impact on our financial position, results of operations or cash flows.

In May 2015, the FASB issued guidance that removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The guidance also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The guidance instead limits disclosure to investments for which the entity has elected to measure fair value using that practical expedient. The guidance was effective for annual reporting periods beginning after December 15, 2015, and interim reporting periods within those annual reporting periods. The adoption of this new guidance had no impact on our financial position, results of operations or cash flows.

In May 2015, the FASB issued guidance that requires entities to provide additional disclosures about their liability for unpaid claims and claim adjustment expenses to increase the transparency of significant estimates. The guidance also requires entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including the reasons for the changes and the effects on the entities’ financial statements, and the timing, frequency and severity of claims. The guidance also requires entities to disclose a rollforward of the liability for unpaid claims and claim adjustment expenses for annual and interim reporting periods. The guidance was effective for annual reporting periods beginning after December 15, 2015, and interim reporting periods within annual reporting periods beginning after December 15, 2016. We have included the disclosures this guidance requires in the notes to our consolidated financial statements for the annual reporting period ended December 31, 2016. The adoption of this new guidance had no impact on our financial position, results of operations or cash flows.

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

In June 2016, the FASB issued guidance that amends previous guidance on the impairment of financial instruments by adding an impairment model that requires an entity to recognize expected credit losses as an allowance rather than impairments as credit losses are incurred. The intent of the new guidance is to reduce complexity and result in a more timely recognition of expected credit losses. The guidance is effective for annual and interim reporting periods beginning after December 15, 2019. We do not expect the adoption of this new guidance to have a significant impact on our financial position, results of operations or cash flows.

In August 2016, the FASB issued guidance that clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This guidance addresses eight specific cash flow matters with the objective of reducing the existing diversity in practice. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017 and permits early adoption. The adoption of this new guidance did not have a significant impact on our financial position, results of operations or cash flows.

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

The following amounts represent reinsurance Atlantic States ceded to the pool during 2016, 2015 and 2014:

	2016	2015	2014
Premiums earned	$185,444,009	$170,418,931	$158,221,567
Losses and loss expenses	115,371,839	115,029,244	116,193,967
Prepaid reinsurance premiums	95,469,329	87,780,338	82,144,290
Liability for losses and loss expenses	120,434,535	108,672,769	98,873,924

The following amounts represent reinsurance Atlantic States assumed from the pool during 2016, 2015 and 2014:

	2016	2015	2014
Premiums earned	$422,985,921	$396,098,036	$372,001,855
Losses and loss expenses	240,394,302	240,197,659	257,682,215
Unearned premiums	214,372,048	199,966,888	190,470,447
Liability for losses and loss expenses	230,543,393	216,194,945	196,781,007

Until February 1, 2016, Donegal Mutual and Le Mars had a quota-share reinsurance agreement under which Le Mars assumed 100% of the premiums and losses related to certain products Donegal Mutual offered in certain Midwestern states, which provided the availability of complementary products to Le Mars’ commercial accounts. Until October 31, 2012, Donegal Mutual and Southern had a quota-share reinsurance agreement whereby Southern assumed 100% of the premiums and losses related to personal lines products Donegal Mutual offered in Virginia through the use of its automated policy quoting and issuance system. The following amounts represent reinsurance Southern and Le Mars assumed from Donegal Mutual pursuant to the quota-share reinsurance agreements during 2016, 2015 and 2014:

	2016	2015	2014
Premiums earned	$(1,512)	$880,787	$4,265,196
Losses and loss expenses	(378,199)	1,492,673	4,002,879
Unearned premiums	—	—	514,297
Liability for losses and loss expenses	3,222,100	5,722,000	7,360,792

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

The following amounts represent reinsurance ceded to Donegal Mutual pursuant to these quota-share reinsurance agreements during 2016, 2015 and 2014:

	2016	2015	2014
Premiums earned	$39,917,800	$37,299,760	$36,007,453
Losses and loss expenses	21,524,856	19,735,479	24,951,662
Prepaid reinsurance premiums	19,180,421	17,172,112	16,396,417
Liability for losses and loss expenses	31,881,756	29,968,948	28,172,373

Atlantic States, Southern and Le Mars each have a catastrophe reinsurance agreement with Donegal Mutual that provides coverage under any one catastrophic occurrence above a set retention ($2,000,000, $1,500,000 and $750,000 for Atlantic States, Southern and Le Mars, respectively), with a combined retention of $4,000,000 for a catastrophe involving a combination of these subsidiaries, up to the amount Donegal Mutual and our insurance subsidiaries retain under catastrophe reinsurance agreements with unaffiliated reinsurers. The set retention for Le Mars was $500,000 in 2014. Donegal Mutual and Southern have an excess of loss reinsurance agreement in which Donegal Mutual assumes up to $500,000 of Southern’s losses in excess of $500,000.

The following amounts represent reinsurance that our insurance subsidiaries ceded to Donegal Mutual pursuant to these reinsurance agreements during 2016, 2015 and 2014:

	2016	2015	2014
Premiums earned	$12,965,868	$14,235,227	$14,967,796
Losses and loss expenses	995,076	6,814,836	11,691,957
Liability for losses and loss expenses	3,136,438	4,485,201	3,981,351

The following amounts represent the effect of affiliated reinsurance transactions on net premiums our insurance subsidiaries earned during 2016, 2015 and 2014:

	2016	2015	2014
Assumed	$422,984,409	$396,978,823	$376,267,051
Ceded	(238,327,677)	(221,953,918)	(209,196,816)

Net	$184,656,732	$175,024,905	$167,070,235

The following amounts represent the effect of affiliated reinsurance transactions on net losses and loss expenses our insurance subsidiaries incurred during 2016, 2015 and 2014:

	2016	2015	2014
Assumed	$240,016,103	$241,690,332	$261,685,094
Ceded	(137,891,771)	(141,579,559)	(152,837,586)

Net	$102,124,332	$100,110,773	$108,847,508

b. Expense Sharing

Donegal Mutual provides facilities, management and other services to us and our insurance subsidiaries. Donegal Mutual allocates certain related expenses to Atlantic States in relation to the relative participation of Atlantic States and Donegal Mutual in the pooling agreement. Our insurance subsidiaries other than Atlantic States reimburse Donegal Mutual for their personnel costs and bear their proportionate share of information services costs based on their percentage of the total written premiums of the Donegal Insurance Group. Charges for these services totalled $122,428,117, $108,473,146 and $98,634,816 for 2016, 2015 and 2014, respectively.

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

e. Union Community Bank

At December 31, 2016 and 2015, we had $16,981,744 and $24,030,780, respectively, in checking accounts with UCB, a wholly owned subsidiary of DFSC. We earned $87,941, $3,317 and $2,757 in interest on these accounts during 2016, 2015 and 2014, respectively.

4 - Investments

The amortized cost and estimated fair values of our fixed maturities and equity securities at December 31, 2016 and 2015 are as follows:

	2016
Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$61,381,605	$1,255,480	$674,371	$61,962,714
Obligations of states and political subdivisions	122,793,411	8,403,996	368,530	130,828,877
Corporate securities	91,555,136	1,172,002	1,678,133	91,049,005
Mortgage-backed securities	60,370,796	545,812	110,066	60,806,542

Totals	$336,100,948	$11,377,290	$2,831,100	$344,647,138

	2016
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$39,093,734	$99,429	$605,139	$38,588,024
Obligations of states and political subdivisions	179,889,661	6,635,941	442,717	186,082,885
Corporate securities	87,715,049	662,132	921,362	87,455,819
Mortgage-backed securities	204,931,200	637,268	2,620,256	202,948,212

Fixed maturities	511,629,644	8,034,770	4,589,474	515,074,940
Equity securities	42,431,695	4,788,218	132,071	47,087,842

Totals	$554,061,339	$12,822,988	$4,721,545	$562,162,782

	2015
Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$51,193,849	$1,544,520	$—	$52,738,369
Obligations of states and political subdivisions	119,115,002	10,827,728	119,350	129,823,380
Corporate securities	65,306,517	816,408	1,560,891	64,562,034
Mortgage-backed securities	74,643,336	1,180,745	148,697	75,675,384

Totals	$310,258,704	$14,369,401	$1,828,938	$322,799,167

	2015
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$37,080,117	$159,510	$50,819	$37,188,808
Obligations of states and political subdivisions	223,768,856	13,151,235	363,672	236,556,419
Corporate securities	73,474,433	350,140	1,012,156	72,812,417
Mortgage-backed securities	154,686,660	1,045,022	895,767	154,835,915

Fixed maturities	489,010,066	14,705,907	2,322,414	501,393,559
Equity securities	35,765,030	2,268,639	772,848	37,260,821

Totals	$524,775,096	$16,974,546	$3,095,262	$538,654,380

At December 31, 2016, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $220.1 million and an amortized cost of $211.0 million. Our holdings also included special revenue bonds with an aggregate fair value of $96.8 million and an amortized cost of $91.7 million. With respect to both categories of bonds, we held no securities of any issuer that comprised more than 10% of that category at December 31, 2016. Education bonds and water and sewer utility bonds represented 62% and 23%, respectively, of our total investments in special revenue bonds based on their carrying values at December 31, 2016. Many of the issuers of the special revenue bonds we held at December 31, 2016 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held are similar to general obligation bonds.

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

We have segregated within accumulated other comprehensive loss the net unrealized losses of $15.1 million arising prior to the November 30, 2013 reclassification date for fixed maturities reclassified from available for sale to held to maturity. We will amortize this balance over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same fixed maturities. During 2016, we recorded amortization of $1.3 million in accumulated other comprehensive income. At December 31, 2016 and 2015, net unrealized losses of $11.0 million and $12.3 million, respectively, remained within accumulated other comprehensive (loss) income.

We set forth below the amortized cost and estimated fair value of fixed maturities at December 31, 2016 by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Held to maturity
Due in one year or less	$7,586,580	$7,591,796
Due after one year through five years	42,966,785	43,368,519
Due after five years through ten years	88,920,549	90,854,599
Due after ten years	136,256,238	142,025,682
Mortgage-backed securities	60,370,796	60,806,542

Total held to maturity	$336,100,948	$344,647,138

Available for sale
Due in one year or less	$36,119,023	$36,533,033
Due after one year through five years	111,729,669	114,691,263
Due after five years through ten years	108,499,192	109,046,513
Due after ten years	50,350,560	51,855,919
Mortgage-backed securities	204,931,200	202,948,212

Total available for sale	$511,629,644	$515,074,940

The amortized cost of fixed maturities on deposit with various regulatory authorities at December 31, 2016 and 2015 amounted to $9,632,126 and $9,625,807, respectively.

Our investment in affiliate represented our 48.2% investment in DFSC in the amount of $37,884,918 and $38,476,708 at December 31, 2016 and 2015, respectively. We account for our investment in DFSC using the equity method of accounting. Under this method, we record our investment at cost, with adjustments for our share of DFSC’s earnings and losses as well as changes in DFSC’s equity due to its unrealized gains and losses.

We include our share of DFSC’s net income in our results of operations. We have compiled the following summary financial information for DFSC at December 31, 2016 and 2015 from the financial statements of DFSC.

	December 31,
Balance sheets:	2016	2015

Total assets	$535,590,133	$507,138,740

Total liabilities	$457,101,287	$427,422,661
Stockholders’ equity	78,488,846	79,716,079

Total liabilities and stockholders’ equity	$535,590,133	$507,138,740

	Year Ended December 31,
Income statements:	2016	2015	2014

Net income	$2,252,456	$2,372,650	$2,853,576

Other comprehensive (loss) income in our statements of comprehensive income includes net unrealized (losses) gains of ($103,331), ($263,991) and $1.5 million for 2016, 2015 and 2014, respectively, representing our share of DFSC’s unrealized investment gains or losses.

We received distributions from DFSC of $1.6 million and $1.8 million during 2016 and 2015, respectively. Based on the nature of the activities that generated these distributions, we made an accounting policy election to classify these distributions as a return on our investment in DFSC.

We derive net investment income, consisting primarily of interest and dividends, from the following sources:

	2016	2015	2014
Fixed maturities	$25,066,582	$23,636,468	$22,910,621
Equity securities	1,187,814	707,703	528,453
Short-term investments	115,763	181,154	139,243
Other	108,003	33,450	34,675

Investment income	26,478,162	24,558,775	23,612,992
Investment expenses	(3,845,432)	(3,609,077)	(5,268,610)

Net investment income	$22,632,730	$20,949,698	$18,344,382

We present below gross realized gains and losses from investments, including those we classified as held to maturity, and the change in the difference between fair value and cost of investments:

	2016	2015	2014
Gross realized gains:
Fixed maturities	$2,161,108	$2,259,045	$1,811,295
Equity securities	1,378,548	1,088,467	1,455,076

	3,539,656	3,347,512	3,266,371

Gross realized losses:
Fixed maturities	281,131	105,432	37,449
Equity securities	732,950	1,307,656	94,841

	1,014,081	1,413,088	132,290

Net realized gains	$2,525,575	$1,934,424	$3,134,081

Change in difference between fair value and cost of investments:
Fixed maturities	$(12,932,470)	$(10,787,772)	$23,893,815
Equity securities	3,160,356	659,597	581,467

Totals	$(9,772,114)	$(10,128,175)	$24,475,282

We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at December 31, 2016 as follows:

	Less than 12 months		12 months or longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$37,729,947	$1,279,510	$—	$—
Obligations of states and political subdivisions	40,739,099	802,311	710,280	8,936
Corporate securities	80,181,238	2,127,451	4,706,945	472,044
Mortgage-backed securities	168,771,543	2,727,720	416,828	2,602
Equity securities	5,420,875	132,071	—	—

Totals	$332,842,702	$7,069,063	$5,834,053	$483,582

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

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we write down the investment to its fair value, and we reflect the amount of the write-down as a realized loss in our results of operations when we consider the decline in value of an individual investment to be other than temporary. We individually monitor all investments for other-than-temporary declines in value. Generally, we assume there has been an other-than-temporary decline in value if an individual equity security has depreciated in value by more than 20% of original cost and has been in such an unrealized loss position for more than six months. We held 13 equity securities that were in an unrealized loss position at December 31, 2016. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we considered these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, company or geographic events that have negatively impacted the value of a security and rating agency downgrades. We held 247 debt securities that were in an unrealized loss position at December 31, 2016. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary.

We did not recognize any impairment losses in 2016, 2015 or 2014. We had no sales or transfers from our held to maturity portfolio in 2016, 2015 or 2014. We had no derivative instruments or hedging activities during 2016, 2015 or 2014.

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

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that we could realize if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. We generally obtain two prices per security. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates we obtain are representative of fair values based upon the general knowledge of the market of our investment personnel, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security type and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At December 31, 2016, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at December 31, 2016, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

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

We evaluate our assets and liabilities on a regular basis to determine the appropriate level at which to classify them for each reporting period. Based on our review of the methodology and summary of inputs the pricing services use, we have concluded that our Level 1 and Level 2 investments were classified properly at December 31, 2016 and 2015.

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at December 31, 2016:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$38,588,024	$—	$38,588,024	$—
Obligations of states and political subdivisions	186,082,885	—	186,082,885	—
Corporate securities	87,455,819	—	87,455,819	—
Mortgage-backed securities	202,948,212	—	202,948,212	—
Equity securities	35,922,337	35,922,337	—	—

Total investments in the fair value hierarchy	550,997,277	35,922,337	515,074,940	—

Investment measured at net asset value	11,165,505	—	—	—

Totals	$562,162,782	$35,922,337	$515,074,940	$—

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at December 31, 2015:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$37,188,808	$—	$37,188,808	$—
Obligations of states and political subdivisions	236,556,419	—	236,556,419	—
Corporate securities	72,812,417	—	72,812,417	—
Mortgage-backed securities	154,835,915	—	154,835,915	—
Equity securities	26,726,924	26,726,924	—	—

Total investments in the fair value hierarchy	528,120,483	26,726,924	501,393,559	—

Investment measured at net asset value	10,533,897	—	—	—

Totals	$538,654,380	$26,726,924	$501,393,559	$—

6 - Deferred Policy Acquisition Costs

Changes in our insurance subsidiaries’ deferred policy acquisition costs are as follows:

	2016	2015	2014
Balance, January 1	$52,108,388	$48,298,608	$43,627,510
Acquisition costs deferred	112,076,808	103,322,780	94,817,098
Amortization charged to earnings	(107,876,000)	(99,513,000)	(90,146,000)

Balance, December 31	$56,309,196	$52,108,388	$48,298,608

7 - Property and Equipment

Property and equipment at December 31, 2016 and 2015 consisted of the following:

	2016	2015	Estimated Useful Life
Office equipment	$9,129,318	$9,118,021	3-15 years
Automobiles	1,334,385	1,685,483	5 years
Real estate	7,685,228	7,323,868	5-50 years
Software	2,794,864	2,794,864	5 years

	20,943,795	20,922,236
Accumulated depreciation	(14,275,306)	(13,895,093)

	$6,668,489	$7,027,143

Depreciation expense for 2016, 2015 and 2014 amounted to $742,861, $792,733 and $883,674, respectively.

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

We summarize activity in our insurance subsidiaries’ liability for losses and loss expenses as follows:

	2016	2015	2014
Balance at January 1	$578,205,109	$538,258,406	$495,619,269
Less reinsurance recoverable	(256,150,860)	(245,957,364)	(230,014,037)

Net balance at January 1	322,054,249	292,301,042	265,605,232

Incurred related to:
Current year	420,327,164	391,166,740	373,932,058
Prior years	2,988,739	7,200,134	14,469,124

Total incurred	423,315,903	398,366,874	388,401,182

Paid related to:
Current year	248,106,788	236,834,666	229,939,627
Prior years	149,745,921	131,779,001	131,765,745

Total paid	397,852,709	368,613,667	361,705,372

Net balance at December 31	347,517,443	322,054,249	292,301,042
Plus reinsurance recoverable	259,147,147	256,150,860	245,957,364

Balance at December 31	$606,664,590	$578,205,109	$538,258,406

Our insurance subsidiaries recognized an increase in their liability for losses and loss expenses of prior years of $3.0 million, $7.2 million and $14.5 million in 2016, 2015 and 2014, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy, key reserving assumptions or claims management personnel, and they have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those years. The 2016 development represented 0.9% of the December 31, 2015 net carried reserves and resulted primarily from higher-than-expected severity in the commercial multiple peril and commercial automobile liability lines of business, offset by lower-than-expected severity in the workers’ compensation line of business, in accident years prior to 2016. The majority of the 2016 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States and Southern. The 2015 development represented 2.5% of the December 31, 2014 net carried reserves and resulted primarily from higher-than-expected severity in the private passenger automobile liability, commercial multiple peril and commercial automobile lines of business in accident years prior to 2015. The majority of the 2015 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States and Southern. The 2014 development represented 5.4% of the December 31, 2013 net carried reserves and resulted primarily from higher-than-expected severity in the private passenger automobile liability, commercial multiple peril and commercial automobile lines of business in accident years prior to 2014. The majority of the 2014 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States and Southern.

Short-duration contracts are contracts for which our insurance subsidiaries receive premiums that they recognize as revenue over the period of the contract in proportion to the amount of insurance protection our insurance subsidiaries provide. Our insurance subsidiaries consider the policies they issue to be short-duration contracts. We consider our insurance subsidiaries’ material lines of business to be personal automobile, homeowners, commercial automobile, commercial multi-peril and workers’ compensation.

Our insurance subsidiaries determine incurred but not reported (“IBNR”) reserves by subtracting the cumulative loss and loss expense amounts our insurance subsidiaries have paid and the case reserves our insurance subsidiaries have established at the balance sheet date from their actuaries’ estimate of the ultimate cost of losses and loss expenses. Accordingly, our insurance subsidiaries’ IBNR reserves include their actuaries’ projections of the cost of unreported claims as well as their actuaries’ projected development of case reserves on known claims and reopened claims. Our insurance subsidiaries’ methodology for estimating IBNR reserves has been in place for many years, and their actuaries made no significant changes to that methodology during 2016.

The actuaries for our insurance subsidiaries generally prepare an initial estimate for ultimate losses and loss expenses for the current accident year by multiplying earned premium by an expected loss ratio for each line of business our insurance subsidiaries write. Expected loss ratios represent the actuaries’ expectation of losses at the time our insurance subsidiaries price and write their policies, before the emergence of any actual claims experience. The actuaries determine an expected loss ratio by analyzing historical experience and adjusting for loss cost trends, loss frequency and severity trends, premium rate level changes, reported and paid loss emergence patterns and other known or observed factors.

The actuaries use a variety of actuarial methods to estimate the ultimate cost of losses and loss expenses. These methods include paid loss development, incurred loss development and the Bornhuetter-Ferguson method. The actuaries base their selection of a point estimate on a judgmental weighting of estimates each of these methods produce.

The actuaries consider loss frequency and severity trends when they develop expected loss ratios and point estimates. Loss frequency is a measure of the number of claims per unit of insured exposure, and loss severity is a measure of the average size of claims. Factors that affect loss frequency include changes in weather patterns or economic activity. Factors that affect loss severity include changes in policy limits, reinsurance retentions, inflation rates and judicial interpretations.

Our insurance subsidiaries create a claim file when they receive notice of an actual demand for payment, an event that may lead to a demand for payment or when they otherwise determine that a demand for payment could potentially lead to a future demand for payment on another coverage under the same policy or another policy they have issued. In recent years, our insurance subsidiaries have noted an increase in the period of time between the occurrence of a casualty loss event and the date on which they receive notice of a liability claim. Changes in the length of time between the loss occurrence date and the claim reporting date affect the actuaries’ ability to accurately predict loss frequency and the amount of IBNR reserves our insurance subsidiaries require.

Our insurance subsidiaries generally create a claim file for a policy at the claimant level by type of coverage and generally recognize one count for each claim event. In certain lines of business where it is common for multiple parties to claim damages arising from a single claim event, our insurance subsidiaries recognize one count for each claimant involved in the event. Atlantic States recognizes one count for each claim event, or claimant involved in a multiple-party claim event, related to losses Atlantic States assumes through its participation in its pooling agreement with Donegal Mutual. Our insurance subsidiaries accumulate the claim counts and report them by line of business. For purposes of the claim development tables we present below, our insurance subsidiaries count claims on policies they issue even if they eventually close such claims without making a loss payment. Claims our insurance subsidiaries close without making a loss payment typically generate loss expenses. The methods our insurance subsidiaries have used to summarize claim counts have not changed significantly over the time periods we report in the tables below.

The following tables present information about incurred and paid claims development as of December 31, 2016, net of reinsurance, as well as cumulative claim frequency and the total of IBNR reserves plus expected development on reported claims that our insurance subsidiaries included within their net incurred claims amounts. The tables include unaudited information about incurred and paid claims development for the years ended December 31, 2007 through 2015, which we present as supplementary information. We present amounts retrospectively for MICO, which we acquired in December 2010, for all accident years prior to 2010.

Personal Automobile											At December 31, 2016
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
		Unaudited

(in thousands)
2007	$82,123	$87,561	$88,070	$87,608	$87,624	$87,634	$87,395	$87,350	$87,343	$87,315	$6	56
2008		98,139	101,937	100,782	101,388	101,119	100,819	100,984	100,923	100,918	16	61
2009			105,707	106,313	106,841	107,589	107,190	106,705	106,549	106,499	45	65
2010				117,967	117,552	118,562	118,876	118,916	118,587	118,385	92	70
2011					127,929	131,678	132,987	133,229	133,617	133,218	158	74
2012						130,415	133,201	135,592	136,493	136,552	379	69
2013							124,965	130,737	131,594	132,643	906	66
2014								124,426	124,806	124,210	2,234	71
2015									137,569	139,334	5,907	73
2016										150,215	21,120	71

									Total	1,229,289

Personal Automobile
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
		Unaudited

(in thousands)
2007	$55,240	$74,047	$80,710	$83,930	$85,615	$86,253	$86,593	$87,101	$87,179	$87,196
2008		66,648	85,262	93,325	97,134	99,110	100,153	100,642	100,712	100,778
2009			69,585	89,089	97,349	102,332	104,779	105,577	105,922	106,017
2010				75,889	96,749	107,662	113,243	116,748	117,812	117,978
2011					87,191	110,249	121,621	127,545	131,319	132,479
2012						87,517	111,941	124,652	130,862	133,428
2013							84,241	109,051	120,118	125,946
2014								85,377	104,736	114,893
2015									93,611	116,303
2016										102,433

									Total	1,137,451
			All outstanding liabilities before 2007, net of reinsurance							508

			Liabilities for claims and claims adjustment expenses, net of reinsurance							92,346

Homeowners											At December 31, 2016
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited
(in thousands)
2007	$34,278	$33,893	$34,109	$33,998	$33,932	$33,833	$33,839	$33,862	$33,887	$33,884	$—	13
2008		40,989	42,790	42,944	42,700	42,839	42,897	42,862	42,852	42,844	—	18
2009			51,054	50,621	50,333	49,998	50,137	50,405	50,419	50,433	—	18
2010				60,315	60,729	60,248	59,972	60,355	60,440	60,443	—	25
2011					71,256	70,461	70,436	70,381	70,297	70,351	(12)	27
2012						53,962	54,794	54,468	54,351	54,281	66	19
2013							50,887	51,121	51,122	50,874	74	13
2014								56,916	58,378	57,680	53	18
2015									63,359	63,925	668	14
2016										62,443	3,575	13

									Total	547,158

Homeowners
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	Unaudited
(in thousands)
2007	$26,507	$32,663	$33,284	$33,400	$33,600	$33,785	$33,840	$33,862	$33,887	$33,884
2008		32,548	40,037	41,582	42,095	42,511	42,699	42,797	42,817	42,812
2009			39,961	49,180	49,827	50,021	50,301	50,430	50,429	50,433
2010				47,419	57,334	59,283	59,875	60,239	60,486	60,501
2011					57,588	69,345	70,125	70,351	70,541	70,626
2012						46,566	53,619	54,028	54,298	54,317
2013							40,949	49,410	50,210	50,478
2014								45,823	56,255	56,990
2015									51,885	61,542
2016										50,125

									Total	531,708
			All outstanding liabilities before 2007, net of reinsurance							14

			Liabilities for claims and claims adjustment expenses, net of reinsurance							15,464

Commercial Automobile											At December 31, 2016
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited
(in thousands)
2007	$16,674	$16,524	$16,498	$16,753	$16,501	$16,668	$16,635	$16,553	$16,556	$16,552	$—	6
2008		18,164	17,889	17,719	17,941	17,960	18,158	18,063	18,054	18,051	—	6
2009			18,735	18,549	18,998	19,015	19,346	19,569	19,430	19,461	6	6
2010				19,315	19,913	20,695	21,477	21,490	21,756	21,746	15	7
2011					26,642	27,157	28,570	28,893	29,112	29,107	39	9
2012						26,557	27,720	30,606	31,435	31,278	95	8
2013							32,902	33,749	34,751	35,240	607	9
2014								42,760	44,544	47,326	1,607	11
2015									46,526	48,323	4,181	12
2016										54,302	12,636	12

									Total	321,386

Commercial Automobile
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	Unaudited
(in thousands)
2007	$8,831	$11,804	$14,029	$15,431	$15,872	$15,947	$16,336	$16,549	$16,549	$16,552
2008		9,204	12,330	14,115	16,077	17,110	17,548	18,052	18,051	18,051
2009			9,309	12,872	15,479	17,160	18,696	19,389	19,386	19,408
2010				10,778	14,180	16,426	19,030	20,804	21,014	21,482
2011					13,876	19,106	24,267	26,973	28,014	28,758
2012						13,642	20,240	23,718	27,417	29,873
2013							16,306	23,557	26,879	31,053
2014								22,707	31,089	39,436
2015									23,875	35,342
2016										27,033

									Total	266,988
			All outstanding liabilities before 2007, net of reinsurance							39

			Liabilities for claims and claims adjustment expenses, net of reinsurance							54,437

Commercial Multi-Peril											At December 31, 2016
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited
(in thousands)
2007	$21,474	$21,918	$22,999	$22,663	$22,830	$22,567	$22,738	$22,740	$22,699	$22,659	$—	5
2008		26,868	27,693	26,796	26,906	27,286	27,023	27,182	27,258	27,184	10	5
2009			26,712	26,454	27,357	27,357	27,739	27,959	27,625	27,484	2	6
2010				28,745	29,656	29,390	29,169	29,373	29,453	29,463	1	6
2011					33,054	35,411	35,942	37,576	37,385	38,270	2	7
2012						29,789	30,716	32,449	34,117	35,755	36	6
2013							35,683	35,679	37,292	37,205	851	6
2014								48,204	50,135	51,843	2,082	7
2015									42,070	43,874	4,283	6
2016										43,005	9,652	5

									Total	356,742

Commercial Multi-Peril
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	Unaudited
(in thousands)
2007	$13,187	$16,396	$18,828	$20,148	$21,137	$21,669	$22,111	$22,374	$22,583	$22,659
2008		16,128	21,645	22,991	24,161	25,154	25,983	26,760	26,956	27,017
2009			13,675	19,356	21,560	24,977	26,212	26,780	27,287	27,357
2010				17,007	22,017	24,749	26,832	27,768	28,681	28,906
2011					18,773	24,767	30,286	33,526	36,722	37,759
2012						16,666	23,384	26,634	29,370	33,327
2013							19,875	26,216	29,159	33,614
2014								27,920	35,520	40,936
2015									21,837	29,419

2016										19,660

									Total	300,654
			All outstanding liabilities before 2007, net of reinsurance							340

			Liabilities for claims and claims adjustment expenses, net of reinsurance							56,428

Workers’ Compensation											At December 31, 2016
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited
(in thousands)
2007	$21,350	$21,892	$21,831	$21,837	$21,463	$21,102	$21,266	$21,119	$21,037	$20,921	$45	6
2008		24,034	26,361	27,037	26,791	26,471	26,226	25,941	25,963	25,713	86	5
2009			21,571	22,497	21,894	21,826	22,848	22,278	22,172	22,114	110	4
2010				27,304	27,859	27,010	26,637	26,944	27,121	27,037	156	5
2011					32,490	35,757	36,614	36,369	35,670	35,039	207	6
2012						39,142	39,516	38,827	37,926	37,163	323	6
2013							46,325	47,027	44,289	42,828	1,074	6
2014								51,508	51,553	49,288	2,714	6
2015									53,332	49,615	7,441	6
2016										58,814	22,953	6

									Total	368,532

Workers’ Compensation
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	Unaudited
(in thousands)
2007	$5,233	$11,823	$16,379	$18,404	$19,636	$20,116	$20,315	$20,464	$20,621	$20,663
2008		6,562	14,776	19,199	21,933	23,782	24,551	24,880	25,017	25,112
2009			6,490	12,627	16,516	18,329	19,665	20,476	20,939	21,117
2010				8,066	15,937	21,176	23,137	24,539	25,337	25,804
2011					9,157	21,450	27,517	31,905	32,394	33,067
2012						11,097	22,963	28,812	31,244	33,196
2013							13,052	26,043	32,783	36,351
2014								13,932	28,513	36,284
2015									13,071	27,531
2016										14,709

									Total	273,834
			All outstanding liabilities before 2007, net of reinsurance							3,326

			Liabilities for claims and claims adjustment expenses, net of reinsurance							98,024

The following table presents a reconciliation of the net incurred and paid claims development tables to the liability for claims and claims adjustment expenses in our consolidated balance sheet:

(in thousands)	At December 31, 2016
Net outstanding liabilities:
Personal automobile	$92,346
Homeowners	15,464
Commercial automobile	54,437
Commercial multi-peril	56,428
Workers’ compensation	98,024
Other	5,420

322,119

Reinsurance recoverable:
Personal automobile	$87,248
Homeowners	7,640
Commercial automobile	32,787
Commercial multi-peril	36,068
Workers’ compensation	81,152
Other	4,031

248,926

Unallocated loss adjustment expenses	$35,620

Gross liability for unpaid losses and loss expenses	$606,665

The following table presents supplementary information about average historical claims duration as of December 31, 2016:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Personal automobile	65.6%	18.0%	8.4%	4.3%	2.3%	0.9%	0.3%	0.2%	0.1%	—%
Homeowners	80.1%	16.7%	1.8%	0.6%	0.5%	0.4%	0.1%	—%	—%	—%
Commercial automobile	48.6%	18.9%	12.9%	10.4%	6.0%	2.0%	1.8%	0.5%	—%	—%
Commercial multi-peril	52.3%	17.3%	9.4%	8.2%	5.9%	2.7%	1.9%	0.7%	0.6%	0.3%
Workers’ compensation	27.6%	30.7%	17.6%	9.0%	5.2%	2.8%	1.5%	0.7%	0.6%	0.2%

9 - Borrowings

Lines of Credit

In July 2016, we renewed our existing credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a $60.0 million unsecured, revolving line of credit. The line of credit now expires in July 2019. We have the right to request a one-year extension of the credit agreement as of each anniversary date of the agreement. At December 31, 2016, we had $34.0 million in outstanding borrowings and had the ability to borrow an additional $26.0 million at interest rates equal to M&T’s current prime rate or the then-current LIBOR rate plus 2.25%. The interest rate on our outstanding borrowings is adjustable quarterly. At December 31, 2016, the interest rate on our outstanding borrowings was 3.02%. We pay a fee of 0.2% per annum on the loan commitment amount regardless of usage. The credit agreement requires our compliance with certain covenants. These covenants include minimum levels of our net worth, leverage ratio, statutory surplus and the A.M. Best ratings of our insurance subsidiaries. We complied with all requirements of the credit agreement during 2016.

MICO has an agreement with the Federal Home Loan Bank (“FHLB”) of Indianapolis. Through its membership, MICO has the ability to issue debt to the FHLB of Indianapolis in exchange for cash advances. There were no outstanding borrowings at December 31, 2016 or 2015. The table below presents the amount of FHLB of Indianapolis stock MICO purchased, collateral pledged and assets related to MICO’s agreement at December 31, 2016.

FHLB stock purchased and owned as part of the agreement	$236,700
Collateral pledged, at par (carrying value $2,732,990)	2,850,000
Borrowing capacity currently available	2,572,247

Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. During 2013, Atlantic States issued secured debt in the principal amount of $15.0 million to the FHLB of Pittsburgh in exchange for cash advances in the amount of $15.0 million. Atlantic States then loaned $15.0 million to us. We used the proceeds of our loan from Atlantic States to fund our prepayment of subordinated debentures. In July 2015, Atlantic States issued secured debt in the principal amount of $20.0 million to the FHLB of Pittsburgh in exchange for cash advances in the amount of $20.0 million. Atlantic States then loaned $20.0 million to us. We used the proceeds of our loan from Atlantic States to repay borrowings under our line of credit with M&T. The interest rate on the advances was .63% at December 31, 2016. The table below presents the amount of FHLB of Pittsburgh stock Atlantic States purchased, collateral pledged and assets related to Atlantic States’ membership in the FHLB of Pittsburgh at December 31, 2016.

FHLB stock purchased and owned as part of the agreement	$1,574,700
Collateral pledged, at par (carrying value $36,564,278)	37,003,861
Borrowing capacity currently available	291,398

Subordinated Debentures

In January 2002, West Bend purchased a surplus note from MICO for $5.0 million to increase MICO’s statutory surplus. On December 1, 2010, Donegal Mutual purchased the surplus note from West Bend at face value. The surplus note carries an interest rate of 5.00%, and any repayment of principal or interest requires prior insurance regulatory approval. Upon receipt of regulatory approval, MICO paid $250,000 in interest to Donegal Mutual during each of 2016, 2015 and 2014.

10 - Reinsurance

Unaffiliated Reinsurers

Our insurance subsidiaries and Donegal Mutual purchase certain third-party reinsurance on a combined basis. Le Mars, MICO, Peninsula and Sheboygan also have separate third-party reinsurance programs that provide certain coverage that is commensurate with their relative size and exposures. Our insurance subsidiaries use several different reinsurers, all of which, consistent with the requirements of our insurance subsidiaries and Donegal Mutual, have an A.M. Best rating of A- (Excellent) or better, or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A- rating from A.M. Best. The external reinsurance our insurance subsidiaries and Donegal Mutual purchase includes “excess of loss reinsurance,” under which their losses are automatically reinsured, through a series of contracts, over a set retention (generally $1.0 million), and “catastrophic reinsurance,” under which they recover, through a series of contracts, 100% of an accumulation of many losses resulting from a single event, including natural disasters, over a set retention (generally $5.0 million) and after exceeding an annual aggregate deductible ($975,000 in 2016 and $1.5 million in 2015 and 2014). For property insurance, our insurance subsidiaries have excess of loss treaties that provide for coverage up to $5.0 million per loss. For liability insurance, our insurance subsidiaries have excess of loss treaties that provide for coverage up to $50.0 million per occurrence. For workers’ compensation insurance, our insurance subsidiaries have excess of loss treaties that provide for coverage up to $10.0 million on any one life. Our insurance subsidiaries and Donegal Mutual have property catastrophe coverage through a series of layered treaties up to aggregate losses of $175.0 million for any single event. As many as 28 reinsurers provided coverage for 2016 on any one treaty with no reinsurer taking more than 30% of any one treaty. The amount of coverage provided under each of these types of reinsurance depends upon the amount, nature, size and location of the risks being reinsured. Donegal Mutual and our insurance subsidiaries also purchased facultative reinsurance to cover exposures from losses that exceeded the limits provided by the treaty reinsurance Donegal Mutual and our insurance subsidiaries purchased. In order to write automobile insurance in the State of Michigan, MICO is required to be a member of the Michigan Catastrophic Claims Association (“MCCA”). The MCCA provides reinsurance to MICO for personal automobile and commercial automobile personal injury claims in the State of Michigan over a set retention.

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

The following amounts represent ceded reinsurance transactions with unaffiliated reinsurers during 2016, 2015 and 2014:

	2016	2015	2014
Premiums written	$45,354,233	$40,997,351	$62,351,702
Premiums earned	44,318,542	49,758,371	66,418,933
Losses and loss expenses	18,588,114	30,722,807	78,912,356
Prepaid reinsurance premiums	9,605,746	8,570,055	17,331,076
Liability for losses and loss expenses	103,694,418	113,023,942	114,929,716

Total Reinsurance

The following amounts represent total ceded reinsurance transactions with both affiliated and unaffiliated reinsurers during 2016, 2015 and 2014:

	2016	2015	2014
Premiums earned	$282,646,219	$271,712,289	$275,615,749
Losses and loss expenses	156,479,885	172,302,366	231,749,942
Prepaid reinsurance premiums	124,255,495	113,522,505	115,871,783
Liability for losses and loss expenses	259,147,147	256,150,860	245,957,364

The following amounts represent the effect of reinsurance on premiums written for 2016, 2015 and 2014:

	2016	2015	2014
Direct	$537,880,237	$492,073,587	$469,274,692
Assumed	437,532,812	406,126,275	388,750,312
Ceded	(293,379,217)	(269,363,012)	(278,823,589)

Net premiums written	$682,033,832	$628,836,850	$579,201,415

The following amounts represent the effect of reinsurance on premiums earned for 2016, 2015 and 2014:

	2016	2015	2014
Direct	$515,721,745	$480,210,534	$455,689,137
Assumed	423,129,271	397,142,483	376,424,147
Ceded	(282,646,219)	(271,712,289)	(275,615,749)

Net premiums earned	$656,204,797	$605,640,728	$556,497,535

11 - Income Taxes

Our provision for income tax for 2016, 2015 and 2014 consisted of the following:

	2016	2015	2014
Current	$8,496,405	$5,621,367	$2,707,478
Deferred	2,030,865	980,868	(963,679)

Federal income tax provision	$10,527,270	$6,602,235	$1,743,799

Our effective tax rate is different from the amount computed at the statutory federal rate of 35% for 2016, 2015 and 2014. The reasons for such difference and the related tax effects are as follows:

	2016	2015	2014
Income before income taxes	$41,328,407	$27,592,268	$16,282,817

Computed “expected” taxes	14,464,942	9,657,294	5,698,986
Tax-exempt interest	(3,951,926)	(4,806,855)	(5,063,140)
Proration	629,697	737,644	766,334
Other, net	(615,443)	1,014,152	341,619

Federal income tax provision	$10,527,270	$6,602,235	$1,743,799

The tax effects of temporary differences that give rise to significant portions of our deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015 are as follows:

	2016	2015
Deferred tax assets:
Unearned premium	$23,964,558	$22,174,971
Loss reserves	6,460,683	6,615,751
Net operating loss carryforward - Le Mars	1,271,411	1,402,857
Alternative minimum tax credit carryforward	7,357,733	10,336,593
Net unrealized losses	1,213,836	—
Other	3,307,286	2,565,340

Total gross deferred tax assets	43,575,507	43,095,512
Less valuation allowance	(440,778)	(440,778)

Net deferred tax assets	43,134,729	42,654,734

Deferred tax liabilities:
Deferred policy acquisition costs	19,708,220	18,237,936
Net unrealized gains	—	416,635
Other	4,383,096	4,556,356

Total gross deferred tax liabilities	24,091,316	23,210,927

Net deferred tax asset	$19,043,413	$19,443,807

We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of a deferred tax asset. At December 31, 2016 and 2015, we established a valuation allowance of $440,778 related to a portion of the net operating loss carryforward of Le Mars that we acquired on January 1, 2004. We determined that we were not required to establish a valuation allowance for the other net deferred tax assets of $43.1 million and $42.7 million at December 31, 2016 and 2015, respectively, since it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income and our implementation of tax-planning strategies.

Tax years 2013 through 2016 remained open for examination at December 31, 2016. The net operating loss carryforward of $3.6 million of Le Mars will begin to expire in 2020 if not utilized and is subject to an annual limitation of approximately $376,000. We also had an alternative minimum tax credit carryforward of $7.4 million at December 31, 2016 with an indefinite life.

12 - Stockholders’ Equity

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

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 additional shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of the SEC Rule 10b-18 and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during 2016. We purchased 57,658 shares of our Class A common stock under this program during 2015. We did not purchase any shares of our Class A common stock under this program during 2014. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through December 31, 2016.

On December 18, 2015, we and Donegal Mutual entered into a Stock Purchase and Standstill Agreement (the “Purchase Agreement”) with Gregory M. Shepard (“Mr. Shepard”). Under the terms of the Purchase Agreement, we purchased 2,000,000 shares of our Class A common stock from Mr. Shepard on December 22, 2015 for a price of $33.0 million, or $16.50 per share, representing a premium of approximately $5.8 million from the market price of our Class A common stock on the date of the Purchase Agreement. We reported this premium in excess of the market price as an expense in our consolidated statements of income and comprehensive income for 2015 that we include in this Form 10-K Report. We borrowed $33.0 million under our existing line of credit with M&T Bank to fund the purchase. The Purchase Agreement contains a number of typical “standstill” provisions pursuant to which Mr. Shepard and any affiliate of Mr. Shepard agree not to take a number of “control-seeking” actions with respect to us for a period of 25 years from the date of the Purchase Agreement.

At December 31, 2016 and 2015, our treasury stock consisted of 3,002,588 and 72,465 shares of Class A common stock and Class B common stock, respectively.

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

Since 1996, we have maintained an Equity Incentive Plan for Directors. During 2015, we adopted a plan that made 500,000 shares of Class A common stock available for issuance to our directors and the directors of our subsidiaries and affiliates.We may make awards in the form of stock options. The plan also provides for the issuance of 500 shares of restricted stock on the first business day of January in each year to each of our directors and each director of Donegal Mutual who does not serve as one of our directors. We issued 8,500 shares of restricted stock on January 4, 2016 under our director plan. We issued 7,200 and 6,800 shares of restricted stock on January 2, 2015 and 2014 under our director plan.

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

The weighted-average grant date fair value of options we granted during 2016 was $1.94. We calculated this fair value based upon a risk-free interest rate of 2.23%, an expected life of three years, an expected volatility of 20% and an expected dividend yield of 3%.

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

We charged compensation expense for our stock compensation plans against income before income taxes of $2.5 million, $2.6 million and $2.1 million for the years ended December 31, 2016, 2015 and 2014, respectively, with a corresponding income tax benefit of $864,210, $896,753 and $700,487. At December 31, 2016 and 2015, our total unrecognized compensation cost related to non-vested share-based compensation granted under our stock compensation plans was $3.7 million and $4.0 million, respectively. We expect to recognize this cost over a weighted average period of 1.5 years.

During 2016, we received cash from option exercises under all stock compensation plans of $11.2 million. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of $788,700 for 2016. During 2015, we received cash from option exercises under all stock compensation plans of $13.7 million. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of $437,474 for 2015. During 2014, we received cash from option exercises under all stock compensation plans of $6.5 million. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of $304,533 for 2014. No further shares are available for future option grants for plans in effect prior to 2015.

Information regarding activity in our stock option plans follows:

	Number of Options	Weighted- Average Exercise Price Per Share
Outstanding at December 31, 2013	7,201,334	$14.39
Granted - 2014	1,574,500	15.80
Exercised - 2014	(474,893)	13.64
Forfeited - 2014	(112,511)	15.23
Expired - 2014	(5,000)	17.50

Outstanding at December 31, 2014	8,183,430	14.69
Granted - 2015	1,710,500	13.64
Exercised - 2015	(983,370)	13.91
Forfeited - 2015	(114,967)	15.30
Expired - 2015	(641)	14.00

Outstanding at December 31, 2015	8,794,952	14.57
Granted - 2016	1,417,500	16.44
Exercised - 2016	(832,467)	13.44
Forfeited - 2016	(41,337)	14.97

Outstanding at December 31, 2016	9,338,648	$14.95

Exercisable at:
December 31, 2014	4,477,240	$13.88

December 31, 2015	5,250,338	$14.42

December 31, 2016	6,347,470	$14.77

Shares available for future option grants at December 31, 2016 totaled 1,880,001 shares under all plans.

The following table summarizes information about stock options outstanding at December 31, 2016:

Exercise Price	Number of Options Outstanding	Weighted-Average Remaining Contractual Life	Number of Options Exercisable
12.50	1,188,274	5.0 years	1,188,274
14.50	1,275,012	6.0 years	1,275,012
15.90	2,344,036	7.0 years	2,344,036
15.80	1,489,119	8.0 years	992,746
13.64	1,642,207	4.0 years	547,402
16.48	1,400,000	5.0 years	—

Total	9,338,648		6,347,470

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

A summary of plan activity follows:

	Shares Issued
	Price	Shares
January 1, 2014	12.58	16,964
July 1, 2014	13.01	19,627
January 1, 2015	12.40	17,662
July 1, 2015	12.95	20,006
January 1, 2016	11.97	18,387
July 1, 2016	11.83	22,418

On January 1, 2017, we issued 18,512 shares at a price of $13.76 per share under this plan.

Agency Stock Purchase Plan

Since 1996, we have maintained an Agency Stock Purchase Plan. During 2015, we adopted a plan that made 350,000 shares of our Class A common stock available for issuance to agents of our insurance subsidiaries and Donegal Mutual. The plan permits an agent to invest up to $12,000 per subscription period (April 1 to September 30 and October 1 to March 31 of each year) under various methods. We issue stock at the end of each subscription period at a price equal to 90% of the average market price during the last ten trading days of each subscription period. During 2016, 2015 and 2014, we issued 99,800, 84,198 and 84,320 shares, respectively, under this plan. The expense we recognized under the plan was not material.

14 - Statutory Net Income, Capital and Surplus and Dividend Restrictions

The following table presents selected information, as filed with insurance regulatory authorities, for our insurance subsidiaries as determined in accordance with accounting practices prescribed or permitted by such insurance regulatory authorities:

	2016	2015	2014
Atlantic States:
Statutory capital and surplus	$227,907,377	$207,636,824	$191,195,309
Statutory unassigned surplus	167,872,138	149,257,062	134,473,661
Statutory net income	15,750,876	13,352,784	6,054,186
Southern:
Statutory capital and surplus	63,331,001	61,742,861	60,061,445
Statutory unassigned surplus	11,881,309	10,459,840	8,946,329
Statutory net income	1,774,299	2,301,009	987,335
Le Mars:
Statutory capital and surplus	25,543,803	26,168,865	27,251,245
Statutory unassigned surplus	12,614,756	13,367,321	14,571,069
Statutory net income (loss)	603,226	(600,608)	(591,242)
Peninsula:
Statutory capital and surplus	41,977,034	41,838,137	42,065,153
Statutory unassigned surplus	23,826,681	23,813,003	24,170,534
Statutory net income	966,391	1,976,093	3,240,015
Sheboygan:
Statutory capital and surplus	13,129,143	13,254,117	11,553,018
Statutory unassigned surplus (deficit)	914,773	1,107,421	(525,782)
Statutory net income (loss)	644,344	1,719,703	(707,321)
MICO:
Statutory capital and surplus	49,863,705	46,199,534	41,989,986
Statutory unassigned surplus	23,380,942	19,894,850	15,860,855
Statutory net income (loss)	7,187,213	3,562,536	(276,023)

Our principal source of cash for payment of dividends is dividends from our insurance subsidiaries. State insurance laws require our insurance subsidiaries to maintain certain minimum capital and surplus amounts on a statutory basis. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk-based capital (“RBC”) requirements that may further impact their ability to pay dividends. Our insurance subsidiaries’ statutory capital and surplus at December 31, 2016 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin. Amounts available for distribution to us as dividends from our insurance subsidiaries without prior approval of insurance regulatory authorities in 2017 are $22.8 million from Atlantic States, $6.3 million from Southern, $2.6 million from Le Mars, $1.6 million from Peninsula, $643,035 from Sheboygan and $5.0 million from MICO, or a total of approximately $38.9 million.

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

Reconciliations of statutory net income and capital and surplus, as determined using SAP, to the amounts included in the accompanying GAAP financial statements are as follows:

	Year Ended December 31,
	2016	2015	2014
Statutory net income of insurance subsidiaries	$26,926,349	$22,311,517	$8,706,950
Increases (decreases):
Deferred policy acquisition costs	4,200,808	3,809,780	4,671,098
Deferred federal income taxes	(2,030,865)	(168,395)	963,679
Salvage and subrogation recoverable	1,502,600	1,082,800	1,132,000
Consolidating eliminations and adjustments	(12,327,517)	(3,679,277)	(11,075,829)
Parent-only net income (loss)	12,529,762	(2,366,392)	10,141,120

Net income as reported herein	$30,801,137	$20,990,033	$14,539,018

	December 31,
	2016	2015	2014
Statutory capital and surplus of insurance subsidiaries	$421,752,063	$396,840,338	$374,116,156
Increases (decreases):
Deferred policy acquisition costs	56,309,196	52,108,388	48,298,608
Deferred federal income taxes	(20,843,506)	(16,930,202)	(17,639,443)
Salvage and subrogation recoverable	16,777,400	15,274,800	14,192,000
Non-admitted assets and other adjustments, net	1,689,814	2,441,591	2,236,021
Fixed maturities	(7,271,932)	957,401	7,637,828
Parent-only equity and other adjustments	(29,797,715)	(42,303,748)	(12,706,527)

Stockholders’ equity as reported herein	$438,615,320	$408,388,568	$416,134,643

16 - Supplementary Cash Flow Information

The following table reflects net income taxes and interest we paid during 2016, 2015 and 2014:

	2016	2015	2014
Income taxes	$7,305,000	$7,100,000	$2,550,000
Interest	1,377,247	870,675	1,252,194

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

We present below a reconciliation of the numerators and denominators we used in the basic and diluted per share computations for our Class A common stock:

	Year Ended December 31,
(in thousands)	2016	2015	2014

Basic earnings per share:
Numerator:
Allocation of net income	$24,885	$17,155	$11,797

Denominator:
Weighted-average shares outstanding	20,917	22,046	21,100

Basic earnings per share	$1.19	$0.78	$0.56

Diluted earnings per share:
Numerator:
Allocation of net income	$24,885	$17,155	$11,797

Denominator:
Number of shares used in basic computation	20,917	22,046	21,100
Weighted-average effect of dilutive securities
Add: Director and employee stock options	613	348	465

Number of shares used in per share computations	21,530	22,394	21,565

Diluted earnings per share	$1.16	$0.77	$0.55

We used the following information in the basic and diluted per share computations for our Class B common stock:

	Year Ended December 31,
(in thousands)	2016	2015	2014

Basic and diluted earnings per share:
Numerator:
Allocation of net income	$5,916	$3,835	$2,742

Denominator:
Weighted-average shares outstanding	5,577	5,577	5,577

Basic and diluted earnings per share	$1.06	$0.69	$0.49

During 2014, we did not include options to purchase 4,030,500 shares of our Class A common stock in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of our Class A common stock.

18 - Condensed Financial Information of Parent Company

Condensed Balance Sheets

(in thousands)

December 31,	2016	2015
Assets
Investment in subsidiaries/affiliates (equity method)	$510,731	$493,600
Short-term investments	30	32
Cash	1,820	1,153
Property and equipment	342	619
Other	1,010	649

Total assets	$513,933	$496,053

Liabilities and Stockholders’ Equity
Liabilities
Cash dividends declared to stockholders	$3,623	$3,512
Borrowings under lines of credit	69,000	81,000
Other	2,695	3,152

Total liabilities	75,318	87,664

Stockholders’ equity	438,615	408,389

Total liabilities and stockholders’ equity	$513,933	$496,053

Condensed Statements of Income and Comprehensive Income

(in thousands)

Year Ended December 31,	2016	2015	2014
Statements of Income
Revenues
Dividends from subsidiaries	$13,000	$3,875	$11,500
Other	1,759	2,028	2,099

Total revenues	14,759	5,903	13,599

Expenses
Operating expenses	1,413	2,451	2,746
Premium paid on purchase of treasury stock	—	5,780	—
Interest	1,747	1,066	1,367

Total expenses	3,160	9,297	4,113

Income (loss) before income tax benefit and equity in undistributed net income of subsidiaries	11,599	(3,394)	9,486
Income tax benefit	931	1,028	655

Income (loss) before equity in undistributed net income of subsidiaries	12,530	(2,366)	10,141
Equity in undistributed net income of subsidiaries	18,271	23,356	4,398

Net income	$30,801	$20,990	$14,539

Statements of Comprehensive Income
Net income	$30,801	$20,990	$14,539

Other comprehensive (loss) income, net of tax
Unrealized (loss) gain - subsidiaries	(3,028)	(4,579)	7,666

Other comprehensive (loss) income, net of tax	(3,028)	(4,579)	7,666

Comprehensive income	$27,773	$16,411	$22,205

Condensed Statements of Cash Flows

(in thousands)

Year Ended December 31,	2016	2015	2014
Cash flows from operating activities:
Net income	$30,801	$20,990	$14,539

Adjustments:
Equity in undistributed net income of subsidiaries	(18,271)	(23,356)	(4,398)
Other	(27)	539	(432)

Net adjustments	(18,298)	(22,817)	(4,830)

Net cash provided (used)	12,503	(1,827)	9,709

Cash flows from investing activities:
Net sale (purchase) of short-term investments	2	498	(381)
Net purchase of property and equipment	(11)	(23)	(426)
Investment in subsidiaries	(2,393)	(2,427)	(1,710)
Other	—	—	26

Net cash used	(2,402)	(1,952)	(2,491)

Cash flows from financing activities:
Cash dividends paid	(14,085)	(14,454)	(13,575)
Issuance of common stock	16,651	18,468	10,808
Payments on line of credit	(12,000)	(9,500)	(7,500)
Borrowings under lines of credit	—	37,000	3,000
Purchase of treasury stock	—	(28,125)	(12)

Net cash (used) provided	(9,434)	3,389	(7,279)

Net change in cash	667	(390)	(61)
Cash at beginning of year	1,153	1,543	1,604

Cash at end of year	$1,820	$1,153	$1,543

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

Financial data by segment is as follows:

	2016	2015	2014
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$295,077	$261,286	$231,056
Personal lines	361,128	344,355	325,442

GAAP premiums earned	656,205	605,641	556,498
Net investment income	22,633	20,950	18,344
Realized investment gains	2,526	1,934	3,134
Equity in earnings of DFSC	1,086	1,277	1,243
Other	5,973	6,585	7,329

Total revenues	$688,423	$636,387	$586,548

	2016	2015	2014
	(in thousands)
Income before income taxes:
Underwriting income (loss):
Commercial lines	$18,284	$9,259	$(9,434)
Personal lines	(10,745)	(6,414)	(6,383)

SAP underwriting income (loss)	7,539	2,845	(15,817)
GAAP adjustments	4,642	3,344	6,312

GAAP underwriting income (loss)	12,181	6,189	(9,505)
Net investment income	22,633	20,950	18,344
Realized investment gains	2,526	1,934	3,134
Equity in earnings of DFSC	1,086	1,277	1,243
Premium paid on purchase of treasury stock	—	(5,780)	—
Other	2,902	3,022	3,067

Income before income taxes	$41,328	$27,592	$16,283

20 - Guaranty Fund and Other Insurance-Related Assessments

Our insurance subsidiaries’ liabilities for guaranty fund and other insurance-related assessments were $1,490,376 and $1,348,427 at December 31, 2016 and 2015, respectively. These liabilities included $447,620 and $400,690 related to surcharges collected by our insurance subsidiaries on behalf of regulatory authorities for 2016 and 2015, respectively.

21 - Interim Financial Data (unaudited)

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$158,475,279	$161,942,637	$166,809,851	$168,977,030
Total revenues	166,068,776	169,846,867	175,311,263	177,196,114
Net losses and loss expenses	95,578,065	103,193,915	111,174,963	113,368,960
Net income	11,848,913	8,584,654	4,813,404	5,554,166
Net earnings per common share:
Class A common stock - basic	0.46	0.33	0.19	0.21
Class A common stock - diluted	0.46	0.32	0.18	0.20
Class B common stock - basic and diluted	0.42	0.30	0.16	0.18

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$146,529,816	$150,457,785	$153,096,075	$155,557,052
Total revenues	154,772,448	158,016,954	159,801,784	163,796,077
Net losses and loss expenses	95,939,312	97,839,291	102,233,708	102,354,563
Net income	6,854,336	6,465,027	5,686,831	1,983,839
Net earnings per common share:
Class A common stock - basic	0.26	0.24	0.21	0.07
Class A common stock - diluted	0.25	0.24	0.21	0.07
Class B common stock - basic and diluted	0.23	0.21	0.18	0.07

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Donegal Group Inc.:

We have audited the accompanying consolidated balance sheets of Donegal Group Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Donegal Financial Services Corporation (a 48.2 percent owned investee company). The Company’s investment in Donegal Financial Services Corporation at December 31, 2016 and 2015 was $37,884,918 and $38,476,708, respectively, and its equity in earnings of Donegal Financial Services Corporation was $1,086,157, $1,277,229 and $1,242,910 for the years ended December 31, 2016, 2015 and 2014, respectively. The financial statements of Donegal Financial Services Corporation were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Donegal Financial Services Corporation, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Donegal Group Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Donegal Group Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Philadelphia, Pennsylvania

March 10, 2017

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at December 31, 2016 covered by this Form 10-K Report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2016, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information we are required to disclose in the reports that we file or submit under the Exchange Act and our disclosure controls and procedures are also effective to ensure that information we disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on our evaluation under the COSO Framework, our management has concluded that our internal control over financial reporting was effective at December 31, 2016.

The effectiveness of our internal control over financial reporting at December 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which is included in this Form 10-K Report.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Donegal Group Inc.:

We have audited Donegal Group Inc.’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Donegal Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Donegal Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Donegal Group Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated March 10, 2017, expressed an unqualified opinion on those consolidated financial statements.

Philadelphia, Pennsylvania

March 10, 2017

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

We incorporate the response to this Item 10 by reference to our proxy statement we will file with the SEC on or about March 16, 2017 relating to our annual meeting of stockholders that we will hold on April 20, 2017, or our Proxy Statement. We respond to this Item with respect to our executive officers by reference to Part I of this Form 10-K Report.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate the response to this Item 12 by reference to our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

We incorporate the response to this Item 13 by reference to our Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

We incorporate the response to this Item 14 by reference to our Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Financial statements, financial statement schedule and exhibits filed:

(a)	Consolidated Financial Statements

Page
Reports of Independent Registered Public Accounting Firm	100

Donegal Group Inc. and Subsidiaries:

Consolidated Balance Sheets at December 31, 2016 and 2015	57

Consolidated Statements of Income and Comprehensive Income for each of the years in the three-year period ended December 31, 2016, 2015 and 2014	58

Consolidated Statements of Stockholders’ Equity for each of the years in the three-year period ended December 31, 2016, 2015 and 2014	59

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2016, 2015 and 2014	60

Notes to Consolidated Financial Statements	61

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

(c)	Exhibits

Exhibit No.	Description of Exhibits	Reference

3.1	Certificate of Incorporation of Donegal Group Inc., as amended.	(a)

3.2	Amended and Restated By-laws of Donegal Group Inc.	(i)

Management Contracts and Compensatory Plans or Arrangements

10.1	Donegal Group Inc. 2013 Equity Incentive Plan for Employees.	(c)

10.2	Donegal Group Inc. 2013 Equity Incentive Plan for Directors.	(c)

10.3	Donegal Group Inc. 2011 Employee Stock Purchase Plan.	(c)

10.4	Donegal Group Inc. 2011 Equity Incentive Plan for Employees.	(c)

10.5	Donegal Group Inc. 2011 Equity Incentive Plan for Directors.	(c)

10.6	Employment Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Donald H. Nikolaus.	(d)

10.7	Consulting Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Donald H. Nikolaus.	(d)

10.8	Employment Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Kevin G. Burke.	(d)

10.9	Employment Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Cyril J. Greenya.	(d)

10.10	Employment Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Jeffrey D. Miller.	(d)

10.11	Employment Agreement dated as of July 18, 2013 among Donegal Mutual Insurance Company, Donegal Group Inc. and Sanjay Pandey.	(s)

10.12	Employment Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Robert G. Shenk.	(d)

10.13	Employment Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Daniel J. Wagner.	(d)

10.14	Donegal Mutual Insurance Company 401(k) Plan.	(e)

10.15	Amendment No. 1 effective January 1, 2000 to Donegal Mutual Insurance Company 401(k) Plan.	(e)

10.16	Amendment No. 2 effective January 6, 2000 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

10.17	Amendment No. 3 effective July 23, 2001 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

10.18	Amendment No. 4 effective January 1, 2002 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

10.19	Amendment No. 5 effective December 31, 2001 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

10.20	Amendment No. 6 effective July 1, 2002 to Donegal Mutual Insurance Company 401(k) Plan.	(h)

10.21	Donegal Group Inc. Cash Incentive Bonus Plan.	(j)

10.22	Donegal Group Inc. 2015 Equity Incentive Plan for Employees.	(t)

10.23	Donegal Group Inc. 2015 Equity Incentive Plan for Directors.	(t)

Other Material Contracts

10.24	Reinsurance and Retrocession Agreement dated May 21, 1996 between Donegal Mutual Insurance Company and Southern Insurance Company of Virginia.	(f)

10.25	Surplus Note Purchase Agreement dated September 8, 2009 between Donegal Mutual Insurance Company and Southern Mutual Insurance Company.	(k)

10.26	Quota-share Reinsurance Agreement dated October 30, 2009 but effective 11:59 p.m. on October 31, 2009 between Donegal Mutual Insurance Company and Southern Mutual Insurance Company.	(k)

10.27	Services and Affiliation Agreement dated October 30, 2009 between Donegal Mutual Insurance Company and Southern Mutual Insurance Company.	(k)

10.28	Technology License Agreement dated October 30, 2009 between Donegal Mutual Insurance Company and Southern Mutual Insurance Company.	(k)

10.29	Amended and Restated Proportional Reinsurance Agreement dated March 1, 2010 between Donegal Mutual Insurance Company and Atlantic States Insurance Company.	(k)

10.30	Agreement and Plan of Merger dated April 19, 2010, and as amended May 20, 2010, among Donegal Acquisition Inc., Donegal Financial Services Corporation, Donegal Group Inc. and Union National Financial Corporation; amended dated September 1, 2010; amended dated December 8, 2010.	(l)

10.31	Amended and Restated Agreement and Plan of Merger dated December 6, 2010 among Michigan Insurance Company, West Bend Mutual Insurance Company, Donegal Group Inc. and DGI Acquisition Corp.	(m)

10.32	Amended and Restated Tax Sharing Agreement dated December 1, 2010 among Donegal Group Inc., Atlantic States Insurance Company, Southern Insurance Company of Virginia, Le Mars Insurance Company, The Peninsula Insurance Company, Peninsula Indemnity Company and Michigan Insurance Company.	(n)

10.33	Amended and Restated Services Allocation Agreement dated December 1, 2010 among Donegal Group Inc., Atlantic States Insurance Company, Southern Insurance Company of Virginia, Le Mars Insurance Company, The Peninsula Insurance Company, Peninsula Indemnity Company and Michigan Insurance Company.	(n)

10.34	Quota-share Reinsurance Agreement dated December 1, 2010 between Donegal Mutual Insurance Company and Michigan Insurance Company.	(n)

10.35	Donegal Group Inc. 2015 Agency Stock Purchase Plan.	(o)

10.36	Credit Agreement dated June 21, 2010 between Donegal Group Inc. and Manufacturers and Traders Trust Company, First Amendment to Credit Agreement dated October 12, 2010 and Second Amendment to Credit Agreement dated June 1, 2011.	(p)

10.37	Third Amendment to Credit Agreement between Donegal Group Inc. and Manufacturers and Traders Trust Company dated June 1, 2012 and Fourth Amendment to Credit Agreement dated December 5, 2012.	(q)

10.38	Fifth Amendment to Credit Agreement between Donegal Group Inc. and Manufacturers and Traders Trust Company dated June 1, 2013.	(r)

10.39	Sixth Amendment to Credit Agreement between Donegal Group Inc. and Manufacturers and Traders Trust Company dated June 1, 2014.	(s)

10.40	Seventh Amendment to Credit Agreement between Donegal Group Inc. and Manufacturers and Traders Trust Company dated June 1, 2015.	(v)

10.41	Stock Purchase and Standstill Agreement dated as of December 18, 2015 among Donegal Mutual Insurance Company, Donegal Group Inc. and Gregory M. Shepard.	(u)

10.42	Eighth Amendment to Credit Agreement between Donegal Group Inc. and Manufacturers and Traders Trust Company dated July 1, 2016.	Filed herewith

14	Code of Business Conduct and Ethics.	(g)

21	Subsidiaries of Registrant.	Filed herewith

23.1	Report and Consent of Independent Registered Public Accounting Firm.	Filed herewith

23.2	Consent of Independent Registered Public Accounting Firm.	Filed herewith

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer.	Filed herewith

32.2	Section 1350 Certification of Chief Financial Officer.	Filed herewith

Exhibit 101.INS	XBRL Instance Document	Filed herewith

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

(a)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-Q for the quarterly period ended March 31, 2013.
(b)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2001.
(c)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated April 22, 2011.
(d)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated August 3, 2011.
(e)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 1999.
(f)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 1996.
(g)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2003.
(h)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2002.
(i)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated July 18, 2008.
(j)	We incorporate such exhibit by reference to the description of such plan in Registrant’s definitive proxy statement for its Annual Meeting of Stockholders held on April 17, 2014 filed on March 17, 2014.
(k)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2009.
(l)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form S-4 registration statement filed June 25, 2010, Registrant’s Form 8-K Report dated September 1, 2010 and Registrant’s Form 8-K Report dated December 8, 2010.
(m)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated December 8, 2010.
(n)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2010.
(o)	We incorporate such exhibit by reference to the like-described exhibit filed in Registrant’s Form S-3 registration statement filed on April 28, 2015.
(p)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2011.
(q)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2012.
(r)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2013.
(s)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2014.
(t)	We incorporate such exhibit by reference to the description of such plan in Registrant’s definitive proxy statement for its Annual Meeting of Stockholders held on April 16, 2015 filed on March 16, 2015.
(u)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated December 22, 2015.
(v)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2015.

DONEGAL GROUP INC. AND SUBSIDIARIES

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

Years Ended December 31, 2016, 2015 and 2014

($ in thousands)

Segment	Net Premiums Earned	Net Investment Income	Net Losses and Loss Expenses	Amortization of Deferred Policy Acquisition Costs	Other Underwriting Expenses	Net Premiums Written
Year Ended December 31, 2016
Personal lines	$361,128	$—	$247,323	$59,367	$59,688	$371,657
Commercial lines	295,077	—	175,993	48,509	48,771	310,377
Investments	—	22,633	—	—	—	—

	$656,205	$22,633	$423,316	$107,876	$108,459	$682,034

Year Ended December 31, 2015
Personal lines	$344,355	$—	$235,717	$56,581	$55,556	$352,327
Commercial lines	261,286	—	162,650	42,932	42,154	276,510
Investments	—	20,950	—	—	—	—

	$605,641	$20,950	$398,367	$99,513	$97,710	$628,837

Year Ended December 31, 2014
Personal lines	$325,442	$—	$221,975	$52,718	$49,509	$334,739
Commercial lines	231,056	—	166,426	37,428	35,150	244,462
Investments	—	18,344	—	—	—	—

	$556,498	$18,344	$388,401	$90,146	$84,659	$579,201

DONEGAL GROUP INC. AND SUBSIDIARIES

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION, CONTINUED

($ in thousands)

	At December 31,
Segment	Deferred Policy Acquisition Costs	Liability For Losses and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable
2016
Personal lines	$31,477	$217,793	$260,525	$—
Commercial lines	24,832	388,872	205,530	—
Investments	—	—	—	—

	$56,309	$606,665	$466,055	$—

2015
Personal lines	$29,754	$208,154	$245,241	$—
Commercial lines	22,354	370,051	184,252	—
Investments	—	—	—	—

	$52,108	$578,205	$429,493	$—

See accompanying Report and Consent of Independent Registered Public Accounting Firm.

Donegal Financial Services Corporation

Consolidated Financial Statements

As of December 31, 2016 and 2015
Years Ended December 31, 2016, 2015 and 2014

Donegal Financial Services Corporation

Report of Independent Registered Public Accounting Firm

Board of Directors

Donegal Financial Services Corporation

Mount Joy, Pennsylvania

We have audited the accompanying consolidated balance sheets of Donegal Financial Services Corporation and subsidiary, (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Donegal Financial Services Corporation and subsidiary at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Harrisburg, Pennsylvania

March 8, 2017

BDO USA, LLP, a Delaware limited liability partnership, is the U.S. member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

BDO is the brand name for the BDO network and for each of the BDO Member Firms.

Consolidated Financial Statements

Donegal Financial Services Corporation

Consolidated Balance Sheets

(dollars in thousands, except share data)

December 31,	2016	2015
Assets
Cash and due from banks	$24,428	$18,901
Interest-bearing demand deposits in other banks	34,708	42,906

Cash and cash equivalents	59,136	61,807

Interest-bearing time deposits in other banks	2,509	6
Securities available-for-sale	94,571	102,390
Loans held for sale	216	679
Loans receivable, net of allowance for loan losses of $4,143 at December 31, 2016 and $3,861 at December 31, 2015	349,394	310,776
Restricted investment in bank stocks	520	1,391
Property and equipment, net	9,711	10,094
Bank-owned life insurance	13,433	13,531
Goodwill	901	901
Intangible assets	377	546
Other real estate owned	731	188
Accrued interest receivable	1,315	1,210
Other assets	2,776	3,620

Total Assets	$535,590	$507,139

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Demand, non-interest bearing	$104,607	$86,948
Interest bearing	346,263	312,960

Total deposits	450,870	399,908

Short-term borrowings	—	20,833
Junior subordinated debentures	4,694	4,559
Other liabilities	1,537	2,122

Total Liabilities	457,101	427,422

Shareholders’ Equity
Common stock, par value $0.01 per share; 17,864 shares authorized, issued and outstanding	1	1
Surplus	62,757	62,607
Retained earnings	16,885	17,933
Accumulated other comprehensive loss	(1,154)	(824)

Total Shareholders’ Equity	78,489	79,717

Total Liabilities and Shareholders’ Equity	$535,590	$507,139

See accompanying notes to consolidated financial statements.

Donegal Financial Services Corporation

Consolidated Statements of Income

(dollars in thousands)

Years Ended December 31,	2016	2015	2014
Interest Income
Loans, including fees	$16,525	$16,220	$16,737
Securities:
Taxable	1,534	2,085	2,102
Tax exempt	506	789	911
Other	206	127	201

Total Interest Income	18,771	19,221	19,951

Interest Expense
Deposits	1,516	1,227	1,717
Junior subordinated debentures	516	2,953	784
Other	3	9	1

Total Interest Expense	2,035	4,189	2,502

Net interest income	16,736	15,032	17,449

Provision for Loan Losses	521	92	67

Net interest income after provision for loan losses	16,215	14,940	17,382

Other Income
Service charges on deposits	807	896	1,064
Other service charges, commissions, fees	1,217	1,202	1,515
Income from fiduciary activities	51	68	70
Alternative investment sales commissions	645	927	889
Gains on sales of loans	343	593	695
Net realized gains/(losses) on sales of securities	8	906	(77)
Earnings from bank-owned life insurance	506	383	483
Other	193	88	74

Total Other Income	3,770	5,063	4,713

Other Expenses
Salaries and employee benefits	9,367	8,924	8,663
Occupancy and equipment	2,278	1,931	2,855
Advertising and marketing	711	571	358
Data and ATM processing	2,345	2,449	2,273
Professional fees	390	448	847
Supplies and printing	151	207	255
FDIC insurance	224	219	232
Amortization of core deposit intangible	168	202	237
Other	1,243	1,712	2,419

Total Other Expenses	16,877	16,663	18,139

Income before income tax expense	3,108	3,340	3,956

Income Tax Expense	856	967	1,103

Net Income	$2,252	$2,373	$2,853

See accompanying notes to consolidated financial statements.

Donegal Financial Services Corporation

Consolidated Statements of Comprehensive Income

(dollars in thousands)

Years Ended December 31,	2016	2015	2014
Net Income	$2,252	$2,373	$2,853

Other Comprehensive Income (Loss):
Unrealized gains (losses) arising during the period on available-for-sale securities, net of income taxes of ($166), ($126) and $2,375, respectively	(325)	(244)	4,611
Reclassification adjustment for net (gains) losses on sales of available-for-sale securities included in net income, income taxes of $3, $308 and ($26), respectively (A)(B)	(5)	(598)	51

Total other comprehensive income	(330)	(842)	4,662

Total Comprehensive Income	$1,922	$1,531	$7,515

(A)	Amounts are included in net realized (losses) gains on sales of securities on the consolidated statements of income in total other income.
(B)	Income tax amounts are included in income tax expense on the consolidated statements of income.

See accompanying notes to consolidated financial statements.

Donegal Financial Services Corporation

Consolidated Statements of Shareholders’ Equity

(dollars in thousands except per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2014	$1	$62,164	$16,407	$(4,644)	$73,928

Net income	—	—	2,853	—	2,853
Other comprehensive income, net of taxes	—	—	—	4,662	4,662
Stock option expense	—	224	—	—	224

Balance, December 31, 2014	1	62,388	19,260	18	81,667

Net income	—	—	2,373	—	2,373
Other comprehensive loss, net of taxes	—	—	—	(842)	(842)
Common stock dividend ($207 per share)	—	—	(3,700)	—	(3,700)
Stock option expense	—	219	—	—	219

Balance, December 31, 2015	1	62,607	17,933	(824)	79,717

Net income	—	—	2,252	—	2,252
Other comprehensive loss, net of taxes	—	—	—	(330)	(330)
Common stock dividend ($185 per share)	—	—	(3,300)	—	(3,300)
Stock option expense	—	150	—	—	150

Balance, December 31, 2016	$1	$62,757	$16,885	$(1,154)	$78,489

See accompanying notes to consolidated financial statements.

Donegal Financial Services Corporation

Consolidated Statements of Cash Flows

(dollars in thousands)

Years Ended December 31,	2016	2015	2014
Cash Flows from Operating Activities
Net income	$2,252	$2,373	$2,853
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	521	92	67
Depreciation and amortization	720	824	897
Intangible amortization	168	208	259
Accretion of junior subordinated debentures	135	121	347
Net (gain) loss on calls, sales of securities	(8)	(906)	77
Net loss on sales of other real estate owned	61	77	66
Gain on sales of loans	(331)	(580)	(695)
Proceeds from sales of loans	10,750	18,141	20,592
Loans originated for sale	(9,956)	(17,161)	(19,463)
Stock option expense	150	219	224
Net gain on sale of property and equipment	—	—	(1)
Amortization on securities, net	222	5	425
Earnings from bank-owned life insurance	(378)	(383)	(382)
Gain from life insurance proceeds	(128)	—	(101)
Deferred income taxes	157	292	583
Decrease in accrued interest receivable and other assets	752	50	374
(Decrease) increase in other liabilities	(582)	(731)	162

Net Cash Provided by Operating Activities	4,505	2,641	6,284

Cash Flows from Investing Activities
Purchases of securities available-for-sale	(10,227)	(12,309)	(14,763)
Proceeds from sales of securities available-for-sale	—	24,542	25,630
Proceeds from calls, maturities and principal repayments of securities available-for-sale	17,331	12,892	8,988
Net increase in loans	(39,888)	(9,434)	(27,796)
Increase in interest bearing time deposits	(2,503)	—	—
Redemption of restricted stock	871	(425)	210
Proceeds from life insurance claim	604	—	279
Proceeds from the sale of property and equipment	—	—	1
Purchases of property and equipment	(337)	(158)	(783)
Disposals of property and equipment	—	378	—
Proceeds from sale of other real estate owned	145	275	645

Net Cash Provided by (Used In) Investing Activities	(34,004)	15,761	(7,589)

See accompanying notes to consolidated financial statements.

Donegal Financial Services Corporation

Consolidated Statements of Cash Flows

(dollars in thousands)

Years Ended December 31,	2016	2015	2014
Cash Flows from Financing Activities
Net (decrease) increase in deposits	$50,961	$(3,459)	$(24,892)
Repayment of junior subordinated debenture	—	(3,610)	—
Net (decrease) increase in short-term borrowings	(20,833)	10,833	10,000
Dividends paid	(3,300)	(3,700)	—

Net Cash Provided by (Used in) Financing Activities	26,828	64	(14,892)

Net increase (decrease) in cash and cash equivalents	(2,671)	18,466	(16,197)

Cash and Cash Equivalents, Beginning of Year	61,807	43,341	59,538

Cash and Cash Equivalents, End of Year	$59,136	$61,807	$43,341

Supplementary Cash Flows Information
Interest paid	$2,057	$4,211	$2,594

Income taxes paid	$670	$330	$540

Supplementary Schedule of Noncash Investing Activities
Loan transfers to other real estate owned	$749	$430	$446

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

Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, the valuation of other real estate owned and the evaluation of investment securities for other than temporary impairment.

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

Other-than-temporary impairment guidance on debt securities specifies that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a loss due to credit quality. When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before the recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive (loss) income. The Company has not recognized any other-than-temporary impairment losses in the years ended December 31, 2016, 2015 or 2014.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried in the aggregate at the lower of cost or estimated fair value. The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attribute of that loan. Net unrealized losses are recognized through a valuation allowance with corresponding charges in the consolidated statements of income. The Company did not write down any loans held for sale during the years ended December 31, 2016, 2015, or 2014. All sales are made without recourse and are sold with servicing released.

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

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

The loan portfolio is segmented into commercial and consumer loans. Commercial loans consist of the following classes: commercial real estate secured; commercial and industrial (“C&I”); and commercial other. Consumer loans consist of the following classes: residential mortgage loans; home equity installment loans and lines of credit; and consumer loans other.

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

In addition, Federal and state regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to or charge-offs against the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

Reserve for Unfunded Lending Commitments - The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the balance sheet. The Company had a reserve of $140,000 as of December 31, 2016 and $114,000 as of December 31, 2015.

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

Loans acquired through business combinations that do not meet the specific criteria of Accounting Standards Codification (“ASC”) 310-30, but for which a discount is attributable at least in part to credit quality, are accounted for in accordance with ASC 310-20. As a result, related discounts are recognized subsequently through accretion based on the contractual cash flows of the acquired loans.

Business Combinations and Core Deposit Intangible

The Company accounts for business combinations using the acquisition accounting method. Acquisition accounting requires the total purchase price to be allocated to the estimated fair values of assets acquired and liabilities assumed, including certain intangible assets that must be recognized. Typically, this allocation results in the purchase price exceeding the fair value of net assets acquired, which is recorded as goodwill. Core deposit intangibles are a measure of the value of checking, money market and savings deposits acquired in business combinations accounted for under the purchase method. Core deposit intangibles are being amortized over the sum of years’ digits. We complete an annual impairment test for goodwill and other intangible assets. Identifiable intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Goodwill

Goodwill represents the excess of the purchase price over the underlying fair value of merged entities. We assess goodwill for impairment annually as of October 1 of each year. If certain events occur which indicate goodwill might be impaired between annual tests, goodwill must be tested when such events occur. In making this assessment, we consider a number of factors including operating results, business plans, economic projections, anticipated future cash flows, current market data, etc. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. Changes in economic and operating conditions could result in goodwill impairment in future periods. The Company did not identify any impairment on its outstanding goodwill from its most recent testing which was performed as of October 1, 2016. Goodwill was evaluated in accordance with ASC 350-20 using a qualitative analysis.

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

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

ASC Topic 715, Compensation - Retirement Benefits, requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The Company has certain split-dollar life insurance arrangements as part of the Company’s bank-owned life insurance program, and recognized its liability and related compensation expense in accordance with ASC Topic 715. Compensation expense related to this split-dollar life insurance was $14,000, $20,000 and $20,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

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

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

Uncertain tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. As of December 31, 2016 and 2015, there were no uncertain tax positions.

The Company recognizes interest and penalties on income taxes as a component of income tax expense. Tax years subject to examination by tax authorities are the years ended December 31, 2015, 2014, and 2013.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the consolidated balance sheet when they are funded.

Stock-based Compensation

The Company measures all stock-based compensation, which is comprised of stock options, using the Black-Sholes option pricing model. The significant assumptions the Company utilizes in applying the Black-Scholes option pricing model are the risk-free interest rate, expected term, dividend yield and expected volatility. The expense is recognized over the period during which an employee is required to provide service in exchange for the award.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASC Update 2016-02, “Leases.” This standards update states that a lessee should recognize the assets and liabilities that arise from all leases with a term greater than 12 months. The core principle requires the lessee to recognize a liability to make lease payments and a “right-of-use” asset. The accounting applied by the lessor is relatively unchanged. The standards update also requires expanded qualitative and quantitative disclosures. For public business entities, ASC Update 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. ASC Update 2016-02 mandates a modified retrospective transition for all entities. Early application is permitted. For the Company, this standards update is effective on January 1, 2019. The Company has determined that the provisions of ASU No. 2016-02 may result in an increase in assets to recognize the present value of lease obligations with a corresponding increase in liabilities; however, the Company does not expect this to have a material impact on the Company’s financial position, results of operations or cash flows.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

In June 2016, the FASB issued ASC Update 2016-13, “Financial Instruments - Credit Losses.” The new impairment model prescribed by this standards update is a single impairment model for all financial assets (i.e., loans and investments). The recognition of credit losses would be based on an entity’s current estimate of expected losses (referred to as the Current Expected Credit Loss model, or “CECL”), as opposed to recognition of losses only when they are probable (current practice). ASC Update 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. The Company intends to adopt this standards update effective January 1, 2020. The Company is currently evaluating the impact of the adoption of ASC Update 2016-13 on its consolidated financial statements. The impact of the ASU will depend upon the state of the economy and the nature of the Company’s portfolios at the date of adoption.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of December 31, 2016 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through March 8, 2017, the date these consolidated financial statements were available to be issued.

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

Included in the purchase price was goodwill and core deposit intangible of $901,000 and $1,738,000, respectively. The core deposit intangible is being amortized over a ten-year period using a sum of the years’ digits basis. The goodwill is not amortized, but is measured annually for impairment. Core deposit intangible amortization expense of $168,000, $202,000 and $237,000 was recorded in 2016, 2015, and 2014, respectively. Intangible amortization expense projected for the succeeding five years beginning 2017 is estimated to be $134,000, $99,000, $65,000, $30,000, and $2,000 per year, respectively.

3.	Restrictions on Cash and Cash Equivalents

The Company is required to maintain cash reserve balances for the Federal Reserve Bank. The total required reserve balances were $8,637,000 and $8,302,000 as of December 31, 2016 and 2015, respectively.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

4.	Securities Available-for-Sale

The amortized cost, related fair value and unrealized gains and losses of securities available-for-sale are as follows at December 31, 2016 and 2015 (in thousands):

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasuries	$6,993	$—	$(96)	$6,897
U.S. government agencies securities	7,143	43	(60)	7,126
Corporate debt securities	2,838	21	(2)	2,857
Tax-free municipal securities	19,985	95	(621)	19,459
U.S. government sponsored enterprise mortgage-backed securities	59,320	49	(1,178)	58,191
Equity securities	41	—	—	41

	$96,320	$208	$(1,957)	$94,571

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasuries	$6,992	$6	$(92)	$6,906
U.S. government agencies securities	9,598	32	(75)	9,555
Corporate debt securities	2,868	29	(77)	2,820
Tax-free municipal securities	15,345	128	(241)	15,232
U.S. government sponsored enterprise mortgage-backed securities	68,795	95	(1,055)	67,835
Equity securities	42	—	—	42

	$103,640	$290	$(1,540)	$102,390

Certain obligations of the U.S. Government are pledged to secure public deposits. The carrying value of the pledged assets was $26,898,000 and $23,113,000 at December 31, 2016 and 2015, respectively.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

The amortized cost and fair value of securities as of December 31, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without any penalty (in thousands).

	Amortized Cost	Fair Value
Due in one year or less	$768	$783
Due after one year through five years	6,452	6,457
Due after five years through ten years	13,179	12,951
Due after ten years	16,560	16,148
U.S. government sponsored enterprise mortgage-backed securities	59,320	58,191
Equity securities	41	41

	$96,320	$94,571

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2016 and 2015 (in thousands):

December 31, 2016	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$6,897	$(96)	$—	$—	$6,897	$(96)
U.S. government agencies securities	3,685	(60)	—	—	3,685	(60)
Corporate debt securities	534	(2)	—	—	534	(2)
Tax-free municipal securities	15,394	(621)	—	—	15,394	(621)
U.S. government sponsored enterprise mortgage-backed securities	48,455	(915)	5,972	(263)	54,427	(1,178)

	$74,965	$(1,694)	$5,972	$(263)	$80,937	$(1,957)

December 31, 2015	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$5,445	$(92)	$—	$—	$5,445	$(92)
U.S. government agencies securities	4,483	(60)	735	(15)	5,218	(75)
Corporate debt securities	1,754	(77)	—	—	1,754	(77)
Tax-free municipal securities	1,493	(24)	6,504	(217)	7,997	(241)
U.S. government sponsored enterprise mortgage-backed securities	39,644	(379)	18,930	(676)	58,574	(1,055)

	$52,819	$(632)	$26,169	$(908)	$78,988	$(1,540)

At December 31, 2016, four available-for-sale U.S. treasury securities had unrealized losses. All four of the securities have been in a continuous loss position less than 12 months. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities. None of the securities in this category had a fair value significantly below their amortized cost.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

At December 31, 2016, four available-for-sale U.S. government and agency securities had unrealized losses. All four of the securities have been in a continuous loss position less than 12 months. None of the securities in this category had a fair value significantly below their amortized cost. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities.

At December 31, 2016, one available-for-sale corporate debt security had an unrealized loss. The security has been in a continuous loss position for less than 12 months. The unrealized loss relates principally to changes in interest rates subsequent to the acquisition of the security.

At December 31, 2016, twenty-six available-for-sale tax-free municipal securities had unrealized losses. All of the twenty-six securities have been in a continuous loss position less than 12 months. None of the securities in this category had a fair value significantly below their amortized cost. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities.

At December 31, 2016, thirty-four available-for-sale U.S. government sponsored enterprise mortgage-backed securities had unrealized losses. Thirty-one of the thirty-four securities have been in a continuous loss position less than 12 months. Three securities have been in a continuous loss position for more than 12 months. None of the securities in this category had a fair value significantly below their amortized cost. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities.

At December 31, 2015, three available-for-sale U.S. treasury securities had unrealized losses. All three of the securities have been in a continuous loss position less than 12 months. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities. None of the securities in this category had a fair value significantly below their amortized cost.

At December 31, 2015, five available-for-sale U.S. government and agency securities had unrealized losses. Four of the five securities have been in a continuous loss position less than 12 months. One of the securities has been in a continuous loss position for more than 12 months. None of the securities in this category had a fair value significantly below their amortized cost. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities.

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

At December 31, 2015, twelve available-for-sale tax-free municipal securities had unrealized losses. Three of the twelve securities have been in a continuous loss position less than 12 months. Nine securities have been in a continuous loss position for more than 12 months. None of the securities in this category had a fair value significantly below their amortized cost. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

At December 31, 2015, twenty-seven available-for-sale U.S. government sponsored enterprise mortgage-backed securities had unrealized losses. Six of the twenty-seven securities have been in a continuous loss position less than 12 months. Twenty-one securities have been in a continuous loss position for more than 12 months. None of the securities in this category had a fair value significantly below their amortized cost. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities.

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

Gross realized gains on securities sold during 2016, 2015 and 2014 totaled $8,000, $906,000 and $232,000, respectively. Gross realized losses on securities sold during 2016, 2015 and 2014 totaled $-0-, $-0- and $309,000, respectively.

5.	Loans and Allowance for Loan Losses

Credit Quality Indicators

Commercial and industrial, commercial real estate, multi-family, residential real estate development and construction loans are based on an internally assigned risk rating system which are assigned at loan origination and reviewed on a periodic or “as needed” basis. Other consumer loans are evaluated based on the payment activity of the loan.

To facilitate the monitoring of credit quality within commercial and industrial, commercial real estate, construction, multi-family and residential real estate development loans, and for purposes of analyzing historical loss rates used in the determination of the allowance for loan losses for the respective portfolio class, the Bank utilizes the following categories of risk ratings: pass/satisfactory (includes risk rating 1 through 5), special mention, substandard, doubtful, and loss. The risk rating categories, which are derived from standard regulatory rating definitions, are assigned upon initial approval of credit to borrowers and updated periodically thereafter. Pass/satisfactory ratings, which are assigned to those borrowers who do not have identified potential or well-defined weaknesses and for whom there is a high likelihood of orderly repayment, are updated periodically based on the size and credit characteristics of the borrower. All other categories are updated on a quarterly basis during the month preceding the end of the calendar quarter. Consumer loans are not assigned a risk rating. While assigning risk ratings involves judgment, the risk-rating process allows management to identify riskier credits in a timely manner and allocate the appropriate resources to managing the loans.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

The risk ratings are defined as follows:

(1) - Excellent

•	Loans collateralized by cash, assigned cash surrender value of life insurance, government bonds or time deposits.

•	Loans collateralized by margined listed securities.

•	Loans fully guaranteed by federal or state governments or agencies thereof.

•	Loans granted to entities with taxing powers that have demonstrated the ability to service all debt.

(2) - Good

•	Borrowers with consistent earnings and historical cash flows of at least 2.0 times debt service with reasonable consideration given to allow for discretionary owners’ withdrawals.

•	Balance sheets of borrowers with liquidity and leverage positions that exceed industry averages.

•	Loans would generally be secured by readily marketable collateral or real estate with appropriate appraisals but collateral is viewed clearly as precautionary. Loan-to-value ratios are within specified policy levels.

•	Strong and stable management in critical positions.

•	Loans to municipal authorities that have captive markets from which sufficient fees have been/will be charged to service all debt.

(3) - Satisfactory

•	Borrowers with sufficient earnings and historical cash flows of at least 1.5 times debt service with reasonable consideration given to allow for discretionary owners’ withdrawals.

•	Balance sheets of borrowers with liquidity and leverage positions that generally meet industry averages.

•	Loans secured with collateral that has readily established values, not subject to material market fluctuations, and saleable within reasonable periods of time.

•	Sound management.

(4) - Fair

•	Borrowers with sufficient earnings and historical cash flows of at least 1.2 times debt service with reasonable consideration given to allow for discretionary owners’ withdrawals.

•	Balance sheets of borrowers with liquidity and leverage positions that are generally below those of industry peers.

•	Business operates in an industry that may be negatively impacted by downturns in the economy.

•	Loans secured with collateral that has readily established values, not subject to material market fluctuations, and saleable within reasonable periods of time.

•	Management is adequate.

(5) - Pass Watch

•	Borrowers who do not have the financial and/or managerial strength to sustain a major setback. Historical cash flows greater than 1.0 times, but consistently marginal.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

•	Borrowers whose leverage, inconsistent operating performance or occasional payment delinquency requires regular management attention.

•	Borrowers who are performing according to agreed upon terms but might be adversely affected by deteriorating industry or economic conditions, operating problems, significant pending litigation, or a decline in the quality or adequacy of collateral.

•	Borrowers engaged in a start-up venture.

•	Loans to borrowers where repayment ability cannot be based on historical performance but rather reliance on projected cash flow.

•	Alternative sources of funding are limited only to competitor banks.

•	Financially strong individuals who have not met all repayment terms.

•	Borrowers with loans secured by collateral that, due to prevailing market conditions, may have a protracted cash conversion period.

•	Dependence on few customers or source of supply is highly dependent on a few vendors.

•	Business operates in an industry that is in the declining stage and/or is negatively impacted by downturns in the economy.

•	Management demonstrates some weakness.

(6) - Special Mention

Loans are currently protected, but have the potential and/or exhibit potential weaknesses. These loans exhibit greater than normal risk, but do not yet warrant a substandard classification (risk rating (7)). The credit risk may be minor, yet constitute an unwarranted risk in light of the circumstances surrounding a specific loan. The loan could have weaknesses which may, if not checked or corrected, weaken the loan or inadequately protect the Bank’s credit position at a later date. Loans in this category could have the following characteristics:

•	Condition and/or control over collateral may be in doubt.

•	Weakened financial condition with cash flow coverage declining and further deterioration likely resulting in shortfalls which could impair the ability to repay.

•	Loan agreement deficiencies, lack of proper documentation, or other deviation from prudent lending practices.

•	Economic and/or market conditions negatively affecting the borrower with additional deterioration possible in the future.

•	An adverse trend in the borrower’s operations or an unbalanced financial condition, which has not reached the stage where repayment is in jeopardy.

(7) - Substandard

•	Loans not adequately protected by the current financial position and debt service capacity of the borrower, thereby placing significant reliance on secondary repayment sources.

•	Borrowers with significant deterioration in financial performance (i.e., operating losses) and/or position (i.e., reduced liquidity, high leverage).

•	Loans to borrowers for which current financial information is not on file that are exhibiting other risk factors such as ongoing delinquency or overdrafts.

•	Loans dependent on the liquidation of collateral for repayment of the debt.

•	Loans with a well-defined weakness or weaknesses such that the repayment of the debt is in jeopardy. Loans so classified will have a higher potential for loss than Pass or Special Mention loans if the deficiencies are not corrected.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

•	Loans with a seven (7) rating require close and constant supervision. A plan of action should be put in place and closely monitored by management.

(7a) - Retail and Small Business Substandard

In compliance with FFIEC Uniform Retail Credit Classifications regarding retail credit:

•	Open-end and closed-end retail loans (to individuals for household, family or other personal expenditures) past due 90 days from contractual due date at the reporting period will be classified Substandard.

•	1-4 residential & home equity loans that are delinquent 90 days or more at the reporting period with a Loan-To-Value greater than 60% will be classified Substandard. Properly secured residential real estate loans with LTV ratios equal to or less than 60% will generally not be classified based solely on delinquency status.

•	Home equity loans to the same borrower at the same institution as the senior mortgage loan (UCB) with a combined LTV ratio equal to or less than 60% need not be classified.

•	Home equity loans where the bank does not hold the senior mortgage that are delinquent 90 days or more at the reporting period will be classified Substandard, even if the LTV ratio is equal to or less than 60%.

•	Loans in bankruptcy and delinquent more than 45 days will be classified Substandard until the borrower re-establishes the ability and willingness to repay (6 months minimum demonstrated payment performance) or until there is receipt of proceeds from liquidation of collateral.

•	Small Business loans (relationships for commercial purposes that are less than $150,000 in total exposure and made to or guaranteed by an individual(s)) will be treated for credit risk rating purposes as retail loans. Small business loans more than 90 days delinquent at the reporting period will be classified Substandard.

(8) - Doubtful

Loans will have all the weaknesses inherent in a loan with a Substandard (7) classification rating, however the severity of the weaknesses make collection in full, on the basis of currently existing facts, conditions, and values, doubtful. The probability of loss is high, but due to pending specific factors which could strengthen either collateral position or debt service ability of the borrower, a risk rating of Loss (9) is precluded at the current time.

Pending factors include:

•	Merger or acquisition is pending.

•	Additional capital.

•	Refinancing or additional financing.

•	Asset sales.

•	Pledge of additional collateral.

•	Such companies exhibit all the indicators of insolvency or bankruptcy, and stringent action required by lending officers and workout staff.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

(9) - Loss

Loans uncollectible with collateral value unable to support the loan. Although partial recovery may be affected in the future, it is not practical or desirable to continue to carry the asset at any value.

The following tables present the classes of the loan portfolio summarized by the aggregate credit risk ratings (special mention, substandard and doubtful) within the Company’s internal risk rating system as of December 31, 2016 and 2015 (in thousands):

December 31, 2016	Pass	Special Mention	Substandard	Doubtful	Total
Commercial loans:
Real estate secured	$213,748	$1,539	$3,018	$—	$218,305
C & I	32,736	421	1,285	47	34,489
Other	1,215	—	—	—	1,215
Residential mortgage loans	4,976	—	84	—	5,060
Home equity installments and lines of credit	92,136	—	220	—	92,356
Consumer loans, other	2,094	—	18	—	2,112

	$346,905	$1,960	$4,625	$47	$353,537

December 31, 2015	Pass	Special Mention	Substandard	Doubtful	Total
Commercial loans:
Real estate secured	$187,269	$663	$6,764	$—	$194,696
C & I	19,194	1,111	1,534	—	21,839
Other	1,737	—	—	—	1,737
Residential mortgage loans	6,243	—	229	—	6,472
Home equity installments and lines of credit	86,913	—	575	—	87,488
Consumer loans, other	2,378	—	27	—	2,405

	$303,734	$1,774	$9,129	$—	$314,637

Loans that are individually and collectively evaluated for impairment, as well as the related allowance for loan loss at December 31, 2016 and 2015 are presented below (in thousands):

December 31, 2016	Collectively Evaluated for Impairment		Individually Evaluated for Impairment			Loans Acquired with Credit Deterioration		Total
	Recorded Investment	Allowance for Loan Losses	Recorded Investment	Unpaid Principal Balance	Allowance for Loan Losses	Recorded Investment	Allowance for Loan Losses	Recorded Investment	Allowance for Loan Losses
Commercial loans:
Real estate secured	$216,634	$2,800	$226	$308	$—	$1,444	$—	$218,304	$2,800
C & I	33,478	618	—	—	—	1,011	—	34,489	618
Other	1,215	4	—	—	—	—	—	1,215	4
Residential mortgage loans	5,060	38	—	—	—	—	—	5,060	38
Home equity installments and lines of credit	92,344	657	13	13	—	—	—	92,357	657
Consumer loans, other	2,112	26	—	—	—	—	—	2,112	26
Unallocated	—	—	—	—	—	—	—	—	—

	$350,843	$4,143	$239	$321	$—	$2,455	$—	$353,537	$4,143

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2015	Collectively Evaluated for Impairment		Individually Evaluated for Impairment			Loans Acquired with Credit Deterioration		Total
	Recorded Investment	Allowance for Loan Losses	Recorded Investment	Unpaid Principal Balance	Allowance for Loan Losses	Recorded Investment	Allowance for Loan Losses	Recorded Investment	Allowance for Loan Losses
Commercial loans:
Real estate secured	$192,905	$2,409	$320	$444	$—	$1,471	$—	$194,696	$2,409
C & I	20,673	311	—	—	—	1,166	—	21,839	311
Other	1,737	5	—	—	—	—	—	1,737	5
Residential mortgage loans	6,472	75	—	—	—	—	—	6,472	75
Home equity installments and lines of credit	87,475	875	13	13	—	—	—	87,488	875
Consumer loans, other	2,405	15	—	—	—	—	—	2,405	15
Unallocated	—	171	—	—	—	—	—	—	171

	$311,667	$3,861	$333	$457	$—	$2,637	$—	$314,637	$3,861

The average recorded investment and interest income recognized on impaired commercial real estate loans for the year ended December 31, 2016 was $314,000 and $17,000, respectively. The average recorded investment and interest income recognized on home equity installments and lines of credit for the year ended December 31, 2016 was $13,000 and $1,000, respectively.

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

The following tables summarize the activity by segments of the allowance for loan losses for the years ended December 31, 2016, 2015, and 2014 (in thousands):

	Commercial Loans			Residential	Home Equity Installments and	Consumer
December 31, 2016	Real Estate Secured	C & I	Other	Mortgage Loans	Lines of Credit	Loans, Other	Unallocated	Total
Beginning balance, January 1, 2016	$2,409	$311	$5	$75	$875	$15	$171	$3,861
Charge-offs	—	(164)	—	—	(140)	(1)	—	(305)
Recoveries	14	45	—	6	—	1	—	66
Provisions	377	426	(1)	(43)	(78)	11	(171)	521

Ending balance, December 31, 2016	$2,800	$618	$4	$38	$657	$26	$—	$4,143

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

	Commercial Loans			Residential	Home Equity Installments and	Consumer
December 31, 2015	Real Estate Secured	C & I	Other	Mortgage Loans	Lines of Credit	Loans, Other	Unallocated	Total
Beginning balance, January 1, 2015	$2,649	$395	$20	$71	$666	$37	$140	$3,978
Charge-offs	(111)	(2)	—	(6)	(107)	(7)	—	(233)
Recoveries	5	18	—	—	—	1	—	24
Provisions	(134)	(100)	(15)	10	316	(16)	31	92

Ending balance, December 31, 2015	$2,409	$311	$5	$75	$875	$15	$171	$3,861

	Commercial Loans			Residential	Home Equity Installments and	Consumer
December 31, 2014	Real Estate Secured	C & I	Other	Mortgage Loans	Lines of Credit	Loans, Other	Unallocated	Total
Beginning balance, January 1, 2014	$2,661	$447	$24	$62	$696	$44	$113	$4,047
Charge-offs	(79)	(60)	—	(1)	—	(11)	—	(151)
Recoveries	—	13	—	1	—	1	—	15
Provisions	67	(5)	(4)	9	(30)	3	27	67

Ending balance, December 31, 2014	$2,649	$395	$20	$71	$666	$37	$140	$3,978

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2016 and 2015 (in thousands):

December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due and Accruing	Non- Accrual Loans	Total Past Due and Non- Accrual	Current Loans	Total Loans Receivable
Commercial loans:
Real estate secured	$89	$559	$—	$556	$1,204	$214,510	$215,714
C & I	—	—	38	—	38	33,412	33,450
Other	—	—	—	182	182	1,033	1,215
Acquired with credit deterioration	—	339	—	534	873	2,757	3,630
Residential mortgage loans:
Residential mortgage loans	—	120	437	248	805	4,255	5,060
Acquired with credit deterioration	—	—	—	—	—	—	—
Home equity loans:
Home equity installments and lines of credit	277	339	109	531	1,256	91,060	92,316
Acquired with credit deterioration	—	—	—	—	—	40	40
Consumer loans, other	11	—	—	11	22	2,090	2,112

	$377	$1,357	$584	$2,062	$4,380	$349,157	$353,537

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due and Accruing	Non- Accrual Loans	Total Past Due and Non- Accrual	Current Loans	Total Loans Receivable
Commercial loans:
Real estate secured	$89	$559	$—	$556	$1,204	$192,021	$193,225
C & I	—	—	38	—	38	20,635	20,673
Other	—	—	—	182	182	1,555	1,737
Acquired with credit deterioration	—	—	—	540	540	2,097	2,637
Residential mortgage loans:
Residential mortgage loans	—	120	437	248	805	5,667	6,472
Acquired with credit deterioration	—	—	—	—	—	—	—
Home equity loans:
Home equity installments and lines of credit	277	339	109	531	1,256	86,232	87,488
Acquired with credit deterioration	—	—	—	—	—	—	—
Consumer loans, other	11	—	—	11	22	2,383	2,405

	$377	$1,018	$584	$2,068	$4,047	$310,590	$314,637

The Company identified no loans that were considered troubled debt restructurings during the periods presented, and did not have any troubled debt restructurings as of December 31, 2016 or 2015.

There were no loans in the process of foreclosure as of December 31, 2016. The Company identified $376,000 of loans in the process of foreclosure as of December 31, 2015.

As of December 31, 2016, the Bank has a total of $659,000 in residential real estate foreclosed assets. As of December 31, 2015, the Company has a total of $160,000 in residential real estate foreclosed assets.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

The following table provides activity for the accretable yield of purchased impaired loans  for the years ended December 31, 2016, 2015, and 2014 (in thousands):

Accretable yield, December 31, 2013	$5
Accretable yield amortized to interest income	(869)
Reclassification from nonaccretable difference (1)	866

Accretable yield, December 31, 2014	2
Accretable yield amortized to interest income	(1,123)
Reclassification from nonaccretable difference (1)	1,121

Accretable yield, December 31, 2015	—
Accretable yield amortized to interest income	(235)
Reclassification from nonaccretable difference (1)	281

Accretable yield, December 31, 2016	$46

(1)	Reclassification from nonaccretable difference represents an increase to the estimated cash flows to be collected on the underlying portfolio.

6.	Property and Equipment

The components of property and equipment at December 31, 2016 and 2015 are as  follows (in thousands):

	2016	2015
Land and land improvements	$3,328	$3,328
Buildings and improvements	7,479	7,454
Leasehold improvements	703	698
Furniture, fixtures and equipment	3,720	3,426

	15,230	14,906
Accumulated depreciation and amortization	(5,519)	(4,812)

	$9,711	$10,094

Total depreciation and amortization expense was $720,000, $824,000 and $897,000, for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company has entered into certain arrangements that are classified as operating leases. The operating leases are for some branch and office locations. The majority of the operating leases are renewable at the Company’s option. The Company leases one of the Company’s branch offices from the Insurance Company. On September 1, 2013, the Company renewed the lease for an additional term of five years. Lease expense for the years ended December 31, 2016, 2015 and 2014 was $30,000, $30,000 and $30,000, respectively, under this related party operating lease.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

Future minimum lease payments by year, including payments due under renewal agreements, are as follows (in thousands):

	Lease Obligation	Obligation to Related Party
2017	$474	$26
2018	390	11
2019	314	—
2020	322	—
2021	292	—
Thereafter	457	—

Net rental (income) expense at December 31, 2016, 2015 and 2014 consisted of the following (in thousands):

	2016	2015	2014
Rental (income) expense	$492	$(80)	$1,094
Sublease rental income	(20)	(305)	(271)

Net Rental (Income) Expense	$472	$(385)	$823

During 2015, the Company exited a lease resulting in a $440,000 loss on disposal, a settlement charge of $450,000, $413,000 in rental income from the reversal of original purchase accounting favorable lease rights, and $268,000 in sublease income.

7.	Deposits

The components of deposits at December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015
Demand, non-interest bearing	$104,607	$86,948
Demand, interest bearing	94,286	87,525
Savings and money market	138,947	128,006
Time, $250,000 and over	3,975	5,591
Time, other	109,055	91,838

Total Deposits	$450,870	$399,908

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

At December 31, 2016, the scheduled maturities of time deposits are as follows (in  thousands):

2017	$46,690
2018	54,253
2019	5,101
2020	2,295
2021	4,660
Thereafter	31

$113,030

8.	Borrowings

As of December 31, 2016, the Company has a maximum borrowing capacity of $216,059,100 from the Federal Home Loan Bank. As of December 31, 2016, the Company did not have any outstanding overnight borrowings from the Federal Home Loan Bank. Collateral for all outstanding advances consisted of 1-4 family mortgage loans and other real estate secured loans totaling $216,059,100 at December 31, 2016. As of December 31, 2015, the Company had a maximum borrowing capacity of $184,494,900 from the Federal Home Loan Bank of which $20,833,400 was outstanding.

9.	Junior Subordinated Debentures

Through the acquisition of Union National Financial Corporation, the Company acquired two issuances of junior subordinated debentures with a contractual value of $17,341,000 and a fair market value of $7,045,000. The outstanding balance as of December 31, 2016 was $4,694,000 and $4,559,000 at December 31, 2015.

The Company acquired a junior subordinated debenture issued in December 2003 by Union National Capital Trust I (“UNCT 1”) in the amount of $8,248,000. The floating-rate debenture is due January 23, 2034, of which $248,000 is related to the Company’s capital contribution. UNCT I provides for quarterly distributions at a variable annual coupon rate that is reset quarterly, based on three-month LIBOR plus 2.85%. The outstanding balance was $3,599,000, the coupon rate was 3.74%, and the market yield was 10.07% at December 31, 2016. The outstanding balance was $3,414,000, the coupon rate was 3.17%, and the market yield was 10.07% at December 31, 2015.

The Company acquired a junior subordinated debenture issued in October 2004, by Union National Capital Trust II (“UNCT II”) in the amount of $3,093,000. The floating–rate debenture is due November 23, 2034, of which $93,000 is related to the Company’s capital contribution. UNCT II provides for quarterly distributions at a variable annual coupon rate that is reset quarterly, based on three-month LIBOR plus 2.00%. The outstanding balance was $1,096,000, the coupon rate was 2.92% and the market yield was 11.81% at December 31, 2016. The outstanding balance was $1,058,000, the coupon rate was 2.38% and the market yield was 10.29% at December 31, 2015.

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

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

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

10.	Income Taxes

The components of the income tax expense for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	2016	2015	2014
Federal:
Current	$481	$468	$264
Deferred	157	292	583

	638	760	847
State, current	218	207	256

	$856	$967	$1,103

A reconciliation of the statutory income tax at a rate of 34% to the income tax expense included in the consolidated statement of income is as follows for 2016, 2015 and 2014.

	2016	2015	2014
Federal income tax at statutory rate	34.0%	34.0%	34.0%
State tax expense, net of federal benefit	4.6	4.1	4.3
Tax exempt income, net of disallowed interest expense	(6.3)	(7.8)	(8.5)
Bank owned life insurance	(5.5)	(3.9)	(4.2)
Stock option expense	1.6	2.2	1.9
Other	(0.9)	0.4	0.4

Effective Income Tax Rate	27.5%	29.0%	27.9%

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

The components of the net deferred tax asset, included in other assets on the consolidated balance sheet, at December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015
Deferred tax assets:
Allowance for loan loss	$1,409	$1,313
State net operating loss carryforward	467	428
Alternative minimum tax credit carryforward	1,529	1,607
Nonaccrual interest	20	11
Low income housing tax credit carryforward	437	437
Unrealized loss on available-for-sale securities	595	425
Other	111	6

	4,568	4,227
Valuation allowance	(467)	(428)

Total deferred tax assets, net of valuation allowance	4,101	3,799

Deferred tax liabilities:
Property and equipment	(394)	(364)
Unrealized gain on available-for-sale securities	—	—
Purchase accounting adjustments	(2,034)	(1,776)

Net deferred tax liabilities	(2,428)	(2,140)

Net Deferred Tax Assets	$1,673	$1,659

At December 31, 2016 and 2015, the Company had no valuation allowance established against its low income housing tax credit carryforward or alternative minimum tax credit carryforward, as management believes the Company will generate sufficient future taxable income to fully utilize these deferred tax assets. The low income housing credit carryforward will expire between 2021 and 2027, and the alternative minimum tax credit carryforward has no expiration. The valuation allowance at December 31, 2016 and 2015 relates to state net operating loss carryforwards for which realizability is uncertain. At December 31, 2016 and 2015, the Company had state net operating loss carryforwards of $4,671,000 and $4,279,000, respectively, which are available to offset future state taxable income, and expire at various dates through 2036.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible and tax planning strategies, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets, net of any valuation allowance at December 31, 2016.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

11.	Transactions with Executive Officers, Directors and Affiliated Companies

In addition to leasing transactions disclosed in Note 6, the Company has had, and may be expected to have in the future, banking transactions with its executive officers, directors, their immediate families and affiliated companies (commonly referred to as related parties). Deposits of related parties totaled $9,450,000 and $7,121,000 at December 31, 2016 and 2015, respectively. At December 31, 2016 and 2015 related party loans totaled $2,113,000 and $3,062,000, respectively. During 2016, loan advances and repayments totaled $1,309,000 and $2,258,000, respectively.

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

At December 31, 2016 and 2015, the following financial instruments were outstanding whose contract amounts represent credit risk (in thousands):

	2016	2015
Commitments to grant loans	$2,963	$2,399
Unfunded commitments under lines of credit	103,918	98,646

	$106,881	$101,045

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

The Bank maintains a defined contribution 401(k) retirement Plan that covers eligible employees. The Bank’s matching contribution is 100% of each participant’s first 1% of elective contribution and 50% of each participant’s next 5% of elective contributions with a maximum contribution of 3.50% of the participants compensation. The Bank’s contributions to the Plan totaled $196,000, $202,000 and $197,000, for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The capital conservation buffer will be phased in over four years beginning on January 1, 2016, with a maximum buffer of 0.625% of risk weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

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

As of December 31, 2016, the Bank met the applicable minimum requirements of the U.S. Basel III Capital Rules, and each of the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations. As of December 31, 2016, the Bank’s capital levels also met the fully-phased in minimum capital requirements.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to assets. Management believes, as of December 31, 2016, that the Bank meets all capital adequacy requirements to which it is subject.

A comparison of the Bank’s actual capital amounts to the regulatory requirements at December 31, 2016 and 2015 is presented below (dollars in thousands). The Company’s actual capital amounts and ratios are not significantly different from the Bank’s.

December 31, 2016	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$87,111	22.52%	$30,942	≥8.0%	$33,360	≥8.625%	$38,678	≥10.0%
Tier 1 capital (to risk-weighted assets)	82,828	21.41%	23,207	≥6.0%	25,624	≥6.625%	30,942	≥8.0%
Common equity tier 1 capital (to risk-weighted assets)	82,828	21.41%	17,405	≥4.5%	19,822	≥5.125%	25,141	≥6.5%
Core (Tier 1) capital (to adjusted total assets)	82,828	15.69%	21,112	≥4.0%	N/A	N/A	26,390	≥5.0%

December 31, 2015	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total capital (to risk-weighted assets)	$87,576	24.26%	$	≥28,876	≥8.0%	$	≥36,095	≥10.0%
Tier 1 capital (to risk-weighted assets)	83,601	23.16%		≥21,657	≥6.0%		≥28,876	≥8.0%
Common equity tier 1 capital (to risk-weighted assets)	83,601	23.16%		≥16,243	≥4.5%		≥23,462	≥6.5%
Core (Tier 1) capital (to adjusted total assets)	83,601	16.79%		≥19,920	≥4.0%		≥29,880	≥6.0%

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

16.	Fair Value Measurements

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

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2016 and 2015 are as follows (in thousands):

December 31, 2016	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
U.S. treasuries	$6,897	$6,897	$—	$—
U.S. government agencies securities	7,126	—	7,126	—
Corporate debt securities	2,857	—	2,857	—
Tax-free municipal securities	19,459	—	19,459	—
U.S. government sponsored enterprise mortgage-backed securities	58,191	—	58,191	—
Equity securities	41	—	41	—

December 31, 2015	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
U.S. treasuries	$6,906	$6,906	$—	$—
U.S. government agencies securities	9,555	—	9,555	—
Corporate debt securities	2,820	—	2,820	—
Tax-free municipal securities	15,232	—	15,232	—
U.S. government sponsored enterprise mortgage-backed securities	67,835	—	67,835	—
Equity securities	42	—	42	—

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

There are no assets measured on a nonrecurring basis at December 31, 2016 and 2015.

The estimated fair values of financial instruments as of December 31, 2016 and 2015 are set forth in the tables below (in thousands). The information in the table should not be interpreted as an estimate of the fair value of the Company in its entirety since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.

December 31, 2016	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$59,136	$59,136	$59,136	$—	$—
Interest-bearing time deposits in other banks	2,509	2,509	—	2,509	—
Securities available-for-sale	94,571	94,571	6,897	87,674	—
Loans held for sale	216	216	—	—	216
Loans, net	349,394	350,979	—	—	350,979
Restricted investment in bank stocks	520	520	—	520	—
Accrued interest receivable	1,315	1,315	—	1,315	—
Liabilities:
Demand and savings deposits	337,840	337,840	—	337,840	—
Time deposits	113,030	112,532	—	112,532	—
Short-term borrowings	—	—	—	—	—
Junior subordinated debentures	4,694	4,694	—	4,694	—
Accrued interest payable	84	84	—	84	—

Off-Balance-Sheet Items:
Commitments to extend credit and standby letters of credit	—	—	—	—	—

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2015	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$61,807	$61,807	$—	$61,807	$—
Interest-bearing time deposits in other banks	6	6	—	6	—
Securities available-for-sale	102,390	102,390	6,906	95,484	—
Loans held for sale	679	679	—		679
Loans, net	310,776	315,453	—	—	315,453
Restricted investment in bank stocks	1,391	1,391	—	1,391	—
Accrued interest receivable	1,210	1,210	—	1,210	—
Liabilities:
Demand and savings deposits	302,479	302,479	—	302,479	—
Time deposits	97,429	97,049	—	97,049	—
Short-term borrowings	20,833	20,833	—	20,833	—
Junior subordinated debentures	4,559	4,559	—	4,559	—
Accrued interest payable	120	120	—	120	—

Off-Balance-Sheet Items:
Commitments to extend credit and standby letters of credit	—	—	—	—	—

The following methods and assumptions were used by the Company to estimate the fair value of certain of its assets and liabilities at December 31, 2016 and 2015.

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

Date: March 10, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin G. Burke Kevin G. Burke	President, Chief Executive Officer and a Director (principal executive officer)	March 10, 2017

/s/ Jeffrey D. Miller Jeffrey D. Miller	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 10, 2017

/s/ Scott A. Berlucchi Scott A. Berlucchi	Director	March 10, 2017

/s/ Robert S. Bolinger Robert S. Bolinger	Director	March 10, 2017

/s/ Patricia A. Gilmartin Patricia A. Gilmartin	Director	March 10, 2017

/s/ Jack L. Hess Jack L. Hess	Director	March 10, 2017

/s/ Barry C. Huber Barry C. Huber	Director	March 10, 2017

/s/ Kevin M. Kraft, Sr. Kevin M. Kraft, Sr.	Director	March 10, 2017

/s/ Jon M. Mahan Jon M. Mahan	Director	March 10, 2017

/s/ S. Trezevant Moore, Jr. S. Trezevant Moore, Jr.	Director	March 10, 2017

/s/ Donald H. Nikolaus Donald H. Nikolaus	Director	March 10, 2017

/s/ Richard D. Wampler, II Richard D. Wampler, II	Director	March 10, 2017