Form 10-Q
period 2017-03-31
DONEGAL GROUP INC
filed 2017-05-08
CIK 800457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and emerging growth company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,713,772 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on April 28, 2017.

DONEGAL GROUP INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Donegal Group Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost	$352,296,461	$336,100,948
Available for sale, at fair value	511,168,645	515,074,940
Equity securities, available for sale, at fair value	48,601,168	47,087,842
Investment in affiliate	38,185,567	37,884,918
Short-term investments, at cost, which approximates fair value	10,268,346	9,371,007

Total investments	960,520,187	945,519,655
Cash	33,656,118	24,587,214
Accrued investment income	6,874,945	6,295,513
Premiums receivable	169,303,479	159,389,667
Reinsurance receivable	269,803,538	263,028,008
Deferred policy acquisition costs	58,364,189	56,309,196
Deferred tax asset, net	18,271,703	19,043,413
Prepaid reinsurance premiums	131,682,455	124,255,495
Property and equipment, net	6,723,077	6,668,489
Federal income taxes receivable	172,547	1,108,250
Due from affiliate	—	9,204,910
Goodwill	5,625,354	5,625,354
Other intangible assets	958,010	958,010
Other	1,237,625	1,137,863

Total assets	$1,663,193,227	$1,623,131,037

Liabilities and Stockholders’ Equity
Liabilities
Unpaid losses and loss expenses	$620,849,300	$606,664,590
Unearned premiums	488,826,868	466,055,228
Accrued expenses	19,070,841	28,246,691
Reinsurance balances payable	5,875,627	4,369,528
Borrowings under lines of credit	69,000,000	69,000,000
Cash dividends declared to stockholders	—	3,622,821
Subordinated debentures	5,000,000	5,000,000
Accounts payable - securities	3,143,068	—
Due to affiliate	2,937,840	—
Other	1,778,777	1,556,859

Total liabilities	1,216,482,321	1,184,515,717

Stockholders’ Equity
Preferred stock, $.01 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 40,000,000 shares, issued 24,616,898 and 24,483,377 shares and outstanding 21,614,310 and 21,480,789 shares	246,169	244,834
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	239,690,421	236,851,709
Accumulated other comprehensive loss	(1,907,492)	(2,254,271)
Retained earnings	249,851,673	244,942,913
Treasury stock, at cost	(41,226,357)	(41,226,357)

Total stockholders’ equity	446,710,906	438,615,320

Total liabilities and stockholders’ equity	$1,663,193,227	$1,623,131,037

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Net premiums earned	$169,156,147	$158,475,279
Investment income, net of investment expenses	5,755,399	5,546,509
Net realized investment gains (includes $2,548,975 and $470,941 accumulated other comprehensive income reclassifications)	2,548,975	470,941
Lease income	141,850	178,360
Installment payment fees	1,135,642	1,362,460
Equity in earnings of Donegal Financial Services Corporation	232,950	35,227

Total revenues	178,970,963	166,068,776

Expenses:
Net losses and loss expenses	114,433,458	95,578,065
Amortization of deferred policy acquisition costs	27,683,000	25,956,000
Other underwriting expenses	28,489,281	26,638,027
Policyholder dividends	834,265	831,887
Interest	363,675	408,480
Other expenses	442,455	637,778

Total expenses	172,246,134	150,050,237

Income before income tax expense	6,724,829	16,018,539
Income tax expense (includes $892,141 and $164,829 income tax expense from reclassification items)	1,620,011	4,169,626

Net income	$5,104,818	$11,848,913

Earnings per common share:
Class A common stock - basic	$0.19	$0.46

Class A common stock - diluted	$0.18	$0.46

Class B common stock - basic and diluted	$0.17	$0.42

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$5,104,818	$11,848,913
Other comprehensive income, net of tax
Unrealized gain on securities:
Unrealized holding gain during the period, net of income tax expense of $1,078,868 and $2,296,547	2,003,613	4,265,018
Reclassification adjustment for gains included in net income, net of income tax expense of $892,141 and $164,829	(1,656,834)	(306,112)

Other comprehensive income	346,779	3,958,906

Comprehensive income	$5,451,597	$15,807,819

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(Unaudited)

Three Months Ended March 31, 2017

	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2016	24,483,377	5,649,240	$244,834	$56,492	$236,851,709	$(2,254,271)	$244,942,913	$(41,226,357)	$438,615,320
Issuance of common stock	27,512	—	275	—	411,798	—	—	—	412,073
Share-based compensation	106,009	—	1,060	—	2,236,612	—	—	—	2,237,672
Net income	—	—	—	—	—	—	5,104,818	—	5,104,818
Cash dividends declared	—	—	—	—	—	—	(5,756)	—	(5,756)
Grant of stock options	—	—	—	—	190,302	—	(190,302)	—	—
Other comprehensive income	—	—	—	—	—	346,779	—	—	346,779

Balance, March 31, 2017	24,616,898	5,649,240	$246,169	$56,492	$239,690,421	$(1,907,492)	$249,851,673	$(41,226,357)	$446,710,906

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net income	$5,104,818	$11,848,913

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	1,714,936	1,982,485
Net realized investment gains	(2,548,975)	(470,941)
Equity in earnings of Donegal Financial Services Corporation	(232,950)	(35,227)
Changes in assets and liabilities:
Losses and loss expenses	14,184,710	(3,660,519)
Unearned premiums	22,771,640	18,928,727
Premiums receivable	(9,913,812)	(11,186,903)
Deferred acquisition costs	(2,054,993)	(411,902)
Deferred income taxes	584,983	495,645
Reinsurance receivable	(6,775,530)	5,691,794
Prepaid reinsurance premiums	(7,426,960)	(7,329,267)
Accrued investment income	(579,432)	(733,131)
Due to affiliate	12,142,750	(1,480,598)
Reinsurance balances payable	1,506,099	4,340
Current income taxes	935,703	4,574,295
Accrued expenses	(9,175,850)	(5,853,584)
Other, net	122,154	(118,330)

Net adjustments	15,254,473	396,884

Net cash provided by operating activities	20,359,291	12,245,797

Cash Flows from Investing Activities:
Purchases of fixed maturities, held to maturity	(19,450,746)	(8,718,771)
Purchases of fixed maturities, available for sale	(18,262,702)	(38,072,395)
Purchases of equity securities, available for sale	(3,695,056)	(3,147,400)
Maturity of fixed maturities:
Held to maturity	4,926,768	3,311,532
Available for sale	20,298,891	19,565,928
Sales of fixed maturities, available for sale	1,216,606	19,405,465
Sales of equity securities, available for sale	6,531,122	757,331
Net purchases of property and equipment	(194,753)	(133,525)
Net (purchases) sales of short-term investments	(897,339)	1,542,099

Net cash used in investing activities	(9,527,209)	(5,489,736)

Cash Flows from Financing Activities:
Cash dividends paid	(3,628,577)	(3,426,299)
Issuance of common stock	1,865,399	958,762

Net cash used in financing activities	(1,763,178)	(2,467,537)

Net increase in cash	9,068,904	4,288,524
Cash at beginning of period	24,587,214	28,139,144

Cash at end of period	$33,656,118	$32,427,668

Cash paid during period - Interest	$297,095	$340,213
Net cash paid during period - Taxes	$—	$—

See accompanying notes to consolidated financial statements.

DONEGAL GROUP INC. AND SUBSIDIARIES

(Unaudited)

Notes to Consolidated Financial Statements

1 -	Organization

Donegal Mutual Insurance Company (“Donegal Mutual”) organized us as an insurance holding company on August 26, 1986. Our insurance subsidiaries, Atlantic States Insurance Company (“Atlantic States”), Southern Insurance Company of Virginia (“Southern”), Le Mars Insurance Company (“Le Mars”), the Peninsula Insurance Group (“Peninsula”), which consists of Peninsula Indemnity Company and The Peninsula Insurance Company, Sheboygan Falls Insurance Company (“Sheboygan”) and Michigan Insurance Company (“MICO”), write personal and commercial lines of property and casualty coverages exclusively through independent insurance agents in certain Mid-Atlantic, Midwestern, New England and Southern states. We also own 48.2% of the outstanding stock of Donegal Financial Services Corporation (“DFSC”), a grandfathered unitary savings and loan holding company that owns Union Community Bank (“UCB”), a state savings bank. Donegal Mutual owns the remaining 51.8% of the outstanding stock of DFSC.

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

At March 31, 2017, Donegal Mutual held approximately 46% of our outstanding Class A common stock and approximately 83% of our outstanding Class B common stock. That ownership provides Donegal Mutual with approximately 73% of the combined voting power of our outstanding shares of Class A common stock and our outstanding shares of Class B common stock. We believe Donegal Mutual’s voting control of us benefits us for the reasons we describe in our Annual Reports on Form 10-K and in our proxy statements. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to a pooling agreement and other intercompany agreements and transactions. While each company maintains its separate corporate existence, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

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

The same executive management and underwriting personnel administer products, classes of business underwritten, pricing practices and underwriting standards of Donegal Mutual and our insurance subsidiaries. In addition, as the Donegal Insurance Group, Donegal Mutual and our insurance subsidiaries share a combined business plan to achieve market penetration and underwriting profitability objectives. The products our insurance subsidiaries and Donegal Mutual market are generally complementary, thereby allowing the Donegal Insurance Group to offer a broader range of products to a given market and to expand the Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account. Distinctions within the products Donegal Mutual and our insurance subsidiaries offer relate generally to specific risk profiles targeted within similar classes of business, such as preferred tier products versus standard tier products, but we do not allocate all of the standard risk gradients to one company. Therefore, the underwriting profitability of the business the individual companies write directly will vary. However, because the risk characteristics of all business Donegal Mutual and Atlantic States write directly are homogenized within the underwriting pool, Donegal Mutual and Atlantic States share the underwriting results in proportion to their respective participation in the pool.

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the SEC and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the three months ended March 31, 2017 and 2016 . We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through March 31, 2017.

2 -	Basis of Presentation

Our financial information for the interim periods included in this Form 10-Q Report is unaudited; however, our financial information we include in this Form 10-Q Report reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of our management, are necessary for a fair presentation of our financial position, results of operations and cash flows for those interim periods. Our results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results of operations we expect for the year ending December 31, 2017.

We recommend you read the interim financial statements we include in this Form 10-Q Report in conjunction with the financial statements and the notes to our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

	Three Months Ended March 31,
	2017		2016
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic net income per share:
Numerator:
Allocation of net income	$4,134	$971	$9,487	$2,362

Denominator:
Weighted-average shares outstanding	21,545	5,577	20,545	5,577

Basic net income per share	$0.19	$0.17	$0.46	$0.42

Diluted net income per share:
Numerator:
Allocation of net income	$4,134	$971	$9,487	$2,362

Denominator:
Number of shares used in basic computation	21,545	5,577	20,545	5,577
Weighted-average shares effect of dilutive securities
Add: Director and employee stock options	1,081	—	271	—

Number of shares used in diluted computation	22,626	5,577	20,816	5,577

Diluted net income per share	$0.18	$0.17	$0.46	$0.42

We did not include outstanding options to purchase the following number of shares of Class A common stock in our computation of diluted earnings per share because the exercise price of the options exceeded the average market price of our Class A common stock during the applicable periods:

	Three Months Ended March 31,
	2017	2016
Number of options to purchase Class A shares excluded	—	3,962,334

4 -	Reinsurance

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

Our insurance subsidiaries and Donegal Mutual purchase certain third-party reinsurance on a combined basis. Le Mars, MICO, Peninsula and Sheboygan also purchase separate third-party reinsurance that provides coverage that we believe is commensurate with their relative size and risk exposures. Our insurance subsidiaries use several different reinsurers, all of which, consistent with the requirements of our insurance subsidiaries and Donegal Mutual, have an A.M. Best rating of A- (Excellent) or better or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A- rating from A.M. Best. The following information describes the external reinsurance our insurance subsidiaries have in place for 2017:

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

We have made no significant changes to our third-party reinsurance or the reinsurance agreements between our insurance subsidiaries and Donegal Mutual during the three months ended March 31, 2017.

5 -	Investments

The amortized cost and estimated fair values of our fixed maturities and equity securities at March 31, 2017 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$63,474	$1,338	$658	$64,154
Obligations of states and political subdivisions	129,306	8,844	285	137,865
Corporate securities	102,024	1,372	1,166	102,230
Mortgage-backed securities	57,492	664	109	58,047

Totals	$352,296	$12,218	$2,218	$362,296

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$39,090	$93	$576	$38,607
Obligations of states and political subdivisions	168,602	6,217	319	174,500
Corporate securities	91,299	762	761	91,300
Mortgage-backed securities	208,865	645	2,748	206,762

Fixed maturities	507,856	7,717	4,404	511,169
Equity securities	43,625	5,176	200	48,601

Totals	$551,481	$12,893	$4,604	$559,770

At March 31, 2017, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $216.6 million and an amortized cost of $207.4 million. Our holdings at March 31, 2017 also included special revenue bonds with an aggregate fair value of $95.8 million and an amortized cost of $90.6 million. With respect to both categories of those bonds at March 31, 2017, we held no securities of any issuer that constituted more than 10% of our holdings of either bond category. Education bonds and water and sewer utility bonds represented 58% and 23%, respectively, of our total investments in special revenue bonds based on the carrying values of these investments at March 31, 2017. Many of the issuers of the special revenue bonds we held at March 31, 2017 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held at March 31, 2017 were similar to general obligation bonds.

The amortized cost and estimated fair values of our fixed maturities and equity securities at December 31, 2016 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$61,382	$1,255	$674	$61,963
Obligations of states and political subdivisions	122,793	8,404	369	130,828
Corporate securities	91,555	1,172	1,678	91,049
Mortgage-backed securities	60,371	546	110	60,807

Totals	$336,101	$11,377	$2,831	$344,647

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$39,094	$100	$606	$38,588
Obligations of states and political subdivisions	179,889	6,637	443	186,083
Corporate securities	87,715	662	921	87,456
Mortgage-backed securities	204,931	637	2,620	202,948

Fixed maturities	511,629	8,036	4,590	515,075
Equity securities	42,432	4,788	132	47,088

Totals	$554,061	$12,824	$4,722	$562,163

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

We made reclassifications from available for sale to held to maturity of certain fixed maturities at fair value on November 30, 2013. We segregated within accumulated other comprehensive income the net unrealized losses of $15.1 million arising prior to the November 30, 2013 reclassification date for fixed maturities we reclassified from available for sale to held to maturity. We are amortizing this balance over the remaining life of the related securities as an adjustment to yield in a manner consistent with the accretion of discount on the same fixed maturities. We recorded amortization of $296,659 and $368,497 in accumulated other comprehensive income during the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017 and December 31, 2016, net unrealized losses of $10.7 million and $11.0 million, respectively, remained within accumulated other comprehensive income.

We show below the amortized cost and estimated fair value of our fixed maturities at March 31, 2017 by contractual maturity. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity
Due in one year or less	$10,830	$10,850
Due after one year through five years	51,254	52,381
Due after five years through ten years	131,295	134,235
Due after ten years	101,425	106,783
Mortgage-backed securities	57,492	58,047

Total held to maturity	$352,296	$362,296

Available for sale
Due in one year or less	$76,426	$78,276
Due after one year through five years	88,029	89,498
Due after five years through ten years	97,313	97,917
Due after ten years	37,223	38,716
Mortgage-backed securities	208,865	206,762

Total available for sale	$507,856	$511,169

Gross realized gains and losses from investments before applicable income taxes for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Gross realized gains:
Fixed maturities	$5	$1,165
Equity securities	2,544	—

	2,549	1,165

Gross realized losses:
Fixed maturities	—	255
Equity securities	—	439

	—	694

Net realized gains	$2,549	$471

We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at March 31, 2017 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$40,432	$1,234	$—	$—
Obligations of states and political subdivisions	33,890	594	705	10
Corporate securities	69,055	1,589	4,839	338
Mortgage-backed securities	173,073	2,857	108	—
Equity securities	4,267	117	436	83

Totals	$320,717	$6,391	$6,088	$431

We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at December 31, 2016 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$37,730	$1,280	$—	$—
Obligations of states and political subdivisions	40,739	802	710	9
Corporate securities	80,181	2,127	4,707	472
Mortgage-backed securities	168,772	2,728	417	3
Equity securities	5,421	132	—	—

Totals	$332,843	$7,069	$5,834	$484

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we write down the investment to its fair value, and we reflect the amount of the write-down as a realized loss in our results of operations when we consider the decline in value of an individual equity security investment to be other than temporary. We monitor all investments individually for other-than-temporary declines in value. Generally, we assume there has been an other-than-temporary decline in value if an individual equity security has depreciated in value by more than 20% of our original cost and has been in such an unrealized loss position for more than six months. We held nine equity securities that were in an unrealized loss position at March 31, 2017. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we considered these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize the impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, issuer or geographic events that have negatively impacted the value of a security and rating agency downgrades. We held 242 debt securities that were in an unrealized loss position at March 31, 2017. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary.

We amortize premiums and discounts on debt securities over the life of the security as an adjustment to yield using the effective interest method. We compute realized investment gains and losses using the specific identification method.

We amortize premiums and discounts on mortgage-backed debt securities using anticipated prepayments.

We account for our investment in affiliate using the equity method of accounting. Under this method, we record our investment at cost, with adjustments for our share of our affiliate’s earnings and losses as well as changes in the equity of our affiliate due to unrealized gains and losses. Our investment in affiliate represents our 48.2% ownership interest in DFSC. We include our share of DFSC’s net income in our results of operations. We have compiled the following summary financial information for DFSC at March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016, respectively, from the financial statements of DFSC. The financial information of DFSC at March 31, 2017 and 2016 and for the three months then ended is unaudited.

Balance sheets:

	March 31, 2017	December 31, 2016
	(in thousands)
Total assets	$541,225	$535,590

Total liabilities	$462,113	$457,101
Stockholders’ equity	79,112	78,489

Total liabilities and stockholders’ equity	$541,225	$535,590

Income statements:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net income	$483	$73

6 -	Segment Information

We evaluate the performance of our personal lines and commercial lines segments based upon the underwriting results of our insurance subsidiaries using statutory accounting principles (“SAP”) that various state insurance departments prescribe or permit. Our management uses SAP to measure the performance of our insurance subsidiaries instead of United States generally accepted accounting principles (“GAAP”). Financial data by segment for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Revenues:
Premiums earned
Commercial lines	$76,619	$69,872
Personal lines	92,537	88,603

GAAP premiums earned	169,156	158,475
Net investment income	5,755	5,547
Realized investment gains	2,549	471
Equity in earnings of DFSC	233	35
Other	1,278	1,541

Total revenues	$178,971	$166,069

Income before income taxes:
Underwriting (loss) income:
Commercial lines	$334	$4,840
Personal lines	(5,491)	2,675

SAP underwriting (loss) income	(5,157)	7,515
GAAP adjustments	2,873	1,956

GAAP underwriting (loss) income	(2,284)	9,471
Net investment income	5,755	5,547
Realized investment gains	2,549	471
Equity in earnings of DFSC	233	35
Other	472	495

Income before income taxes	$6,725	$16,019

7 -	Borrowings

Lines of Credit

In July 2016, we renewed our existing credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a $60.0 million unsecured, revolving line of credit. The line of credit expires in July 2019. We have the right to request a one-year extension of the credit agreement as of each anniversary date of the credit agreement. At March 31, 2017, we had $34.0 million in outstanding borrowings from M&T and had the ability to borrow an additional $26.0 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus 2.25%. The interest rate on our outstanding borrowings from M&T is adjustable quarterly, and, at March 31, 2017, that interest rate was 3.23%. We pay a fee of 0.2% per annum on the loan commitment amount regardless of usage. The credit agreement requires our compliance with certain covenants. These covenants include minimum levels of our net worth, leverage ratio, statutory surplus and the A.M. Best ratings of our insurance subsidiaries. We were in compliance with all requirements of the credit agreement during the three months ended March 31, 2017.

MICO is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis. Through its membership, MICO has the ability to issue debt to the FHLB of Indianapolis in exchange for cash advances. MICO had no outstanding borrowings with the

FHLB of Indianapolis at March 31, 2017. The table below presents the amount of FHLB of Indianapolis stock MICO purchased, collateral pledged and assets related to MICO’s membership in the FHLB of Indianapolis at March 31, 2017.

FHLB of Indianapolis stock purchased and owned	$236,700
Collateral pledged, at par (carrying value $2,740,034)	2,850,000
Borrowing capacity currently available	2,587,686

Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. Atlantic States had $35.0 million in outstanding advances at March 31, 2017. The interest rate on the advances was 1.25% at March 31, 2017. The table below presents the amount of FHLB of Pittsburgh stock Atlantic States purchased, collateral pledged and assets related to Atlantic States’ membership in the FHLB of Pittsburgh at March 31, 2017.

FHLB of Pittsburgh stock purchased and owned	$1,574,700
Collateral pledged, at par (carrying value $37,411,892)	37,836,733
Borrowing capacity currently available	1,199,605

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

We charged compensation expense related to our stock compensation plans against income before income taxes of $597,813 and $808,293 for the three months ended March 31, 2017 and 2016, respectively, with a corresponding income tax benefit of $209,235 and $282,903, respectively. At March 31, 2017, we had $3.1 million of unrecognized compensation expense related to nonvested share-based compensation granted under our stock compensation plans. We expect to recognize this compensation expense over a weighted average period of approximately 1.3 years.

We received cash from option exercises under all stock compensation plans during the three months ended March 31, 2017 and 2016 of $1.5 million and $704,025, respectively. We realized actual tax benefits for the tax deductions related to option exercises of $107,534 and $34,596 for the three months ended March 31, 2017 and 2016, respectively.

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

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. These pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates we obtain from the pricing services are representative of fair values based upon our investment personnel’s general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel regularly monitor the market, current trading ranges for similar securities and the pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security types and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At March 31, 2017, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at March 31, 2017, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

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

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at March 31, 2017:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$38,607	$—	$38,607	$—
Obligations of states and political subdivisions	174,500	—	174,500	—
Corporate securities	91,300	—	91,300	—
Mortgage-backed securities	206,762	—	206,762	—
Equity securities	36,365	36,365	—	—

Total investments in the fair value hierarchy	547,534	36,365	511,169	—

Investment measured at net asset value	12,236	—	—	—

Totals	$559,770	$36,365	$511,169	$—

We did not transfer any investments between Levels 1 and 2 during the three months ended March 31, 2017.

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at December 31, 2016:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$38,588	$—	$38,588	$—
Obligations of states and political subdivisions	186,083	—	186,083	—
Corporate securities	87,456	—	87,456	—
Mortgage-backed securities	202,948	—	202,948	—
Equity securities	35,922	35,922	—	—

Total investments in the fair value hierarchy	550,997	35,922	515,075	—

Investment measured at net asset value	11,166	—	—	—

Totals	$562,163	$35,922	$515,075	$—

10 -	Income Taxes

At March 31, 2017 and December 31, 2016, respectively, we had no material unrecognized tax benefits or accrued interest and penalties. Tax years 2013 through 2016 remained open for examination at March 31, 2017. We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of our tax assets. We established a valuation allowance of $440,778 related to a portion of the net operating loss carryforward of Le Mars at January 1, 2004. We have determined that we are not required to establish a valuation allowance for our other deferred tax assets of $43.7 million and $43.1 million at March 31, 2017 and December 31, 2016, respectively, because it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income and the implementation of tax planning strategies. Our deferred tax assets include a net operating loss carryforward of $2.0 million related to Le Mars, which will begin to expire in 2020 if not previously utilized. This carryforward is subject to an annual limitation in the amount that we can use in any one year of approximately $376,000. Our deferred tax assets also include an alternative minimum tax credit carryforward of $6.8 million with an indefinite life.

11 -	Liability for Losses and Loss Expenses

The establishment of an appropriate liability for losses and loss expenses is an inherently uncertain process, and we can provide no assurance that our insurance subsidiaries’ ultimate liability will not exceed their loss and loss expense reserves and have an adverse effect on our results of operations and financial condition. Furthermore, we cannot predict the timing, frequency and extent of adjustments to our insurance subsidiaries’ estimated future liabilities, because the historical conditions and events that serve as a basis for our insurance subsidiaries’ estimates of ultimate claim costs may change. As is the case for substantially all property and casualty insurance companies, our insurance subsidiaries have found it necessary in the past to increase their estimated future liabilities for losses and loss expenses in certain periods, and, in other periods, their estimated future liabilities for losses and loss expenses have exceeded their actual liabilities. Changes in our insurance subsidiaries’ estimate of their liability for losses and loss expenses generally reflect actual payments and their evaluation of information received subsequent to the prior reporting date.

We summarize activity in our insurance subsidiaries’ liability for losses and loss expenses as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Balance at January 1	$606,665	$578,205
Less reinsurance recoverable	(259,147)	(256,151)

Net balance at January 1	347,518	322,054

Incurred related to:
Current year	111,872	95,584
Prior years	2,561	(6)

Total incurred	114,433	95,578

Paid related to:
Current year	45,401	38,695
Prior years	60,759	54,192

Total paid	106,160	92,887

Net balance at end of period	355,791	324,745
Plus reinsurance recoverable	265,058	249,800

Balance at end of period	$620,849	$574,545

Our insurance subsidiaries recognized an increase in their liability for losses and loss expenses of prior years of $2.6 million for the three months ended March 31, 2017 and a decrease of $6,346 for the three months ended March 31, 2016. Our insurance subsidiaries made no significant changes in their reserving philosophy, key reserving assumptions or claims management personnel, and our insurance subsidiaries have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those periods. The 2017 development represented 0.7% of the December 31, 2016 net carried reserves and resulted primarily from higher-than-expected severity in the commercial multi-peril and commercial automobile liability lines of business, offset by lower-than-expected severity in the workers’ compensation line of business, in accident years prior to 2017. The majority of the 2017 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States and Peninsula. Our insurance subsidiaries recognized virtually no development of their liability for losses and loss expenses of prior years during the three months ended March 31, 2016.

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

Our insurance subsidiaries determine incurred but not reported (“IBNR”) reserves by subtracting the cumulative loss and loss expense amounts our insurance subsidiaries have paid and the case reserves our insurance subsidiaries have established at the balance sheet date from their actuaries’ estimate of the ultimate cost of losses and loss expenses. Accordingly, our insurance subsidiaries’ IBNR reserves include their actuaries’ projections of the cost of unreported claims as well as their actuaries’ projected development of case reserves on known claims and reopened claims. Our insurance subsidiaries’ methodology for estimating IBNR reserves has been in place for many years, and their actuaries made no significant changes to that methodology during the three months ended March 31, 2017.

The actuaries for our insurance subsidiaries generally prepare an initial estimate for ultimate losses and loss expenses for the current accident year by multiplying earned premium by an expected loss ratio for each line of business our insurance subsidiaries write. Expected loss ratios represent the actuaries’ expectation of losses at the time our insurance subsidiaries price and write their policies and before the emergence of any actual claims experience. The actuaries determine an expected loss ratio by analyzing historical experience and adjusting for loss cost trends, loss frequency and severity trends, premium rate level changes, reported and paid loss emergence patterns and other known or observed factors.

The actuaries use a variety of actuarial methods to estimate the ultimate cost of losses and loss expenses. These methods include paid loss development, incurred loss development and the Bornhuetter-Ferguson method. The actuaries base their selection of a point estimate on a judgmental weighting of the estimates each of these methods produce.

The actuaries consider loss frequency and severity trends when they develop expected loss ratios and point estimates. Loss frequency is a measure of the number of claims per unit of insured exposure, and loss severity is a measure of the average size of claims. Factors that affect loss frequency include changes in weather patterns and economic activity. Factors that affect loss severity include changes in policy limits, reinsurance retentions, inflation rates and judicial interpretations.

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

12 -	Impact of New Accounting Standards

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

We recommend that you read the following information in conjunction with the historical financial information and the footnotes to that financial information we include in this Quarterly Report on Form 10-Q. We also recommend you read Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Liability for Unpaid Losses and Loss Expenses

Liabilities for losses and loss expenses are estimates at a given point in time of the amounts an insurer expects to pay with respect to incurred policyholder claims based on facts and circumstances the insurer knows at that point in time. At the time of establishing its estimates, an insurer recognizes that its ultimate liability for losses and loss expenses will exceed or be less than such estimates. Our insurance subsidiaries base their estimates of liabilities for losses and loss expenses on assumptions as to future loss trends, expected claims severity, judicial theories of liability and other factors. However, during the loss adjustment period, our insurance subsidiaries may learn additional facts regarding individual claims, and, consequently, it often becomes necessary for our insurance subsidiaries to refine and adjust their estimates for these liabilities. We reflect any adjustments to the liabilities for losses and loss expenses of our insurance subsidiaries in our consolidated results of operations in the period in which our insurance subsidiaries make adjustments to their estimates.

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

Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced a decrease in claims frequency on workers’ compensation claims during the past several years while the severity of these claims has gradually increased. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on workers’ compensation claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at March 31, 2017. For every 1% change in our insurance subsidiaries’ estimate for loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $3.6 million.

The establishment of appropriate liabilities is an inherently uncertain process and we can provide no assurance that our insurance subsidiaries’ ultimate liability will not exceed our insurance subsidiaries’ loss and loss expense reserves and have an adverse effect on our results of operations and financial condition. Furthermore, we cannot predict the timing, frequency and extent of adjustments to our insurance subsidiaries’ estimated future liabilities, because the historical conditions and events that serve as a basis for our insurance subsidiaries’ estimates of ultimate claim costs may change. As is the case for substantially all property and casualty insurance companies, our insurance subsidiaries have found it necessary in the past to increase their estimated future liabilities for losses and loss expenses in certain periods and, in other periods, their estimated future liabilities for losses and loss expenses have exceeded their actual liabilities. Changes in our insurance subsidiaries’ estimates of their liability for losses and loss expenses generally reflect actual payments and their evaluation of information received subsequent to the prior reporting date.

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

Donegal Mutual and our insurance subsidiaries operate together as the Donegal Insurance Group and share a combined business plan designed to achieve market penetration and underwriting profitability objectives. The products our insurance subsidiaries and Donegal Mutual offer are generally complementary, thereby allowing Donegal Insurance Group to offer a broader range of products to a given market and to expand Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account. Distinctions within the products of Donegal Mutual and our insurance subsidiaries generally relate to specific risk profiles targeted within similar classes of business, such as preferred tier products compared to standard tier products, but we do not allocate all of the standard risk gradients to one company. Therefore, the underwriting profitability of the business the individual companies write directly will vary. However, because the pool homogenizes the risk characteristics of all business Donegal Mutual and Atlantic States write directly and each company shares the underwriting results according to each company’s participation percentage, each company realizes its percentage share of the underwriting results of the pool. Our insurance subsidiaries’ unpaid liability for losses and loss expenses by major line of business at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
	(in thousands)
Commercial lines:
Automobile	$60,627	$58,615
Workers’ compensation	105,664	104,446
Commercial multi-peril	65,714	60,887
Other	3,695	3,868

Total commercial lines	235,700	227,816

Personal lines:
Automobile	100,824	100,498
Homeowners	17,168	17,286
Other	2,099	1,918

Total personal lines	120,091	119,702

Total commercial and personal lines	355,791	347,518
Plus reinsurance recoverable	265,058	259,147

Total liability for unpaid losses and loss expenses	$620,849	$606,665

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

Percentage Change in Loss and Loss Expense Reserves Net of Reinsurance	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at March 31, 2017	Percentage Change in Stockholders’ Equity at March 31, 2017(1)	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2016	Percentage Change in Stockholders’ Equity at December 31, 2016(1)
(dollars in thousands)
(10.0)%	$320,212	5.2%	$312,766	5.1%
(7.5)	329,107	3.9	321,454	3.9
(5.0)	338,001	2.6	330,142	2.6
(2.5)	346,896	1.3	338,830	1.3
Base	355,791	—	347,518	—
2.5	364,686	(1.3)	356,206	(1.3)
5.0	373,581	(2.6)	364,894	(2.6)
7.5	382,475	(3.9)	373,582	(3.9)
10.0	391,370	(5.2)	382,270	(5.1)

(1)	Net of income tax effect.

Statutory Combined Ratios

We evaluate our insurance operations by monitoring certain key measures of growth and profitability. In addition to using GAAP-based performance measurements, we also utilize certain non-GAAP financial measures that we believe are valuable in managing our business and for comparison to our peers. These non-GAAP measures are underwriting income, combined ratio and net premiums written. An insurance company’s statutory combined ratio is a standard measure of underwriting profitability. This ratio is the sum of the ratio of calendar-year incurred losses and loss expenses to premiums earned; the ratio of expenses incurred for commissions, premium taxes and underwriting expenses to net premiums written and the ratio of dividends to policyholders to premiums earned. The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. A combined ratio of less than 100 percent generally indicates underwriting profitability. The statutory combined ratio differs from the GAAP combined ratio. In calculating the GAAP combined ratio, we do not deduct installment payment fees from incurred expenses, and we base the expense ratio on premiums earned instead of premiums written. Differences between our GAAP loss ratios reported in our financial statements and our insurance subsidiaries’ statutory loss ratios result from anticipating salvage and subrogation recoveries for the GAAP loss ratios but not for the statutory loss ratios. The following table sets forth our insurance subsidiaries’ statutory combined ratios by major line of business for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Commercial lines:
Automobile	107.0%	101.8%
Workers’ compensation	80.8	86.5
Commercial multi-peril	105.9	84.7
Total commercial lines	94.4	88.0
Personal lines:
Automobile	104.7	99.8
Homeowners	106.1	91.0
Total personal lines	104.0	95.6
Total commercial and personal lines	99.6	92.1

Investments

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we write down an individual investment to its fair value and we reflect the amount of the write-down as a realized loss in our results of operations when we consider the decline in value of the individual investment to be other than temporary. We individually monitor all investments for other-than-temporary declines in value. Generally, we assume there has been an other-than-temporary decline in value if an individual equity security has depreciated in value by more than 20% of our original cost and has been in such an unrealized loss position for more than six months. We held nine equity securities that were in an unrealized loss position at March 31, 2017. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we considered these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize the impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect on the debt security. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, company or geographic events that have negatively impacted the value of a security or rating agency downgrades. We held 242 debt securities that were in an unrealized loss position at March 31, 2017. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary. We did not recognize any impairment losses in our results of operations for the first three months of 2017 or 2016.

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount we could realize if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates we obtain from the pricing services are representative of fair values based upon the general market knowledge of our investment personnel, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security types and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At March 31, 2017, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at March 31, 2017, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

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

Results of Operations - Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the three months ended March 31, 2017 were $184.5 million, an increase of $14.4 million, or 8.5%, from the $170.1 million of net premiums written for the first quarter of 2016. We attribute the increase primarily to the impact of premium rate increases and an increase in the writing of commercial lines of business. Personal lines net premiums written increased $6.3 million, or 7.4%, for the first quarter of 2017 compared to the first quarter of 2016. The increase was attributable primarily to an increase in new business and premium rate increases our insurance subsidiaries implemented throughout 2016 and 2017. Commercial lines net premiums written increased $8.1 million, or 9.6%, for the first quarter of 2017 compared to the first quarter of 2016. The increase was primarily attributable to premium rate increases and increased writings of new commercial accounts.

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the first quarter of 2017 were $169.2 million, an increase of $10.7 million, or 6.7%, compared to $158.5 million for the first quarter of 2016, reflecting increases in net premiums written during 2017 and 2016. Our insurance subsidiaries earn premiums and recognize them as revenue over the terms of their policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding 12-month period compared to the comparable period one year earlier.

Investment Income. Our net investment income increased to $5.8 million for the first quarter of 2017, compared to $5.5 million for the first quarter of 2016. We attribute the increase primarily to an increase in average invested assets.

Net Realized Investment Gains. Net realized investment gains for the first quarter of 2017 were $2.5 million, compared to $470,941 for the first quarter of 2016. The net realized investment gains for the first quarter of 2017 resulted primarily from strategic sales of equity securities within our investment portfolio and unrealized gains within a limited partnership that invests in equity securities. The net realized investment gains for the first quarter of 2016 resulted primarily from calls and strategic sales of fixed maturities and equity securities within our investment portfolio. We did not recognize any impairment losses in our investment portfolio during the first quarters of 2017 or 2016.

Equity in Earnings of DFSC. Our equity in the earnings of DFSC was $232,950 for the first quarter of 2017, compared to $35,227 for the first quarter of 2016.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, for the first quarter of 2017 was 67.7%, an increase from our insurance subsidiaries’ loss ratio of 60.3% for the first quarter of 2016, primarily attributable to an increase in weather-related losses for the first quarter of 2017 to $14.3 million, compared to $6.9 million for the first quarter of 2016. On a statutory basis, our insurance subsidiaries’ commercial lines loss ratio was 63.4% for the first quarter of 2017, compared to 56.9% for the first quarter of 2016, primarily due to an increase in the commercial multi-peril and commercial automobile loss ratios. The personal lines statutory loss ratio of our insurance subsidiaries increased to 71.6% for the first quarter of 2017, compared to 62.9% for the first quarter of 2016, primarily due to an increase in the homeowners and personal automobile loss ratios.

Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 33.2% for the first quarters of 2017 and 2016.

Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were 101.4% and 94.0% for the three months ended March 31, 2017 and 2016, respectively. We attribute the increase in the combined ratio to an increase in the loss ratio for the first quarter of 2017 compared to the first quarter of 2016.

Interest Expense. Our interest expense for the first quarter of 2017 was $363,675, compared to $408,480 for the first quarter of 2016. We attribute the decrease to lower average borrowings during the first quarter of 2017 compared to the first quarter of 2016.

Income Taxes. Income tax expense was $1.6 million for the first quarter of 2017, representing an effective tax rate of 24.1%, compared to income tax expense of $4.2 million for the first quarter of 2016, representing an effective tax rate of 26.0% . The effective tax rate in both periods represented an estimate based on our projected annual taxable income.

Net Income and Earnings Per Share. Our net income for the first quarter of 2017 was $5.1 million, or $.18 per share of Class A common stock on a diluted basis and $.17 per share of Class B common stock, compared to net income of $11.8 million, or $.46 per share of Class A common stock and $.42 per share of Class B common stock, for the first quarter of 2016. We had 21.6 million and 20.6 million Class A shares outstanding at March 31, 2017 and 2016, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as such obligations and needs arise. Our major sources of funds from operations are the net cash flows we generate from our insurance subsidiaries’ underwriting results, investment income and investment maturities.

Our operations have historically generated sufficient net positive cash flow to fund our commitments and add to our investment portfolio, thereby increasing future investment returns and enhancing our liquidity. The impact of the pooling agreement between Donegal Mutual and Atlantic States has historically been cash-flow positive because of the consistent underwriting profitability of the pool. Donegal Mutual and Atlantic States settle their respective obligations to each other under the pool monthly, thereby resulting in cash flows substantially similar to the cash flows that would result from each company writing the business directly. We have not experienced any unusual variations in the timing of claim payments associated with the loss reserves of our insurance subsidiaries. We maintain significant liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective, thereby providing an additional measure of liquidity to meet our obligations should an unexpected variation occur in the future. Our operating activities provided net cash flows in the first three months of 2017 and 2016 of $20.4 million and $12.2 million, respectively.

At March 31, 2017, we had $34.0 million in outstanding borrowings under our line of credit with M&T and had the ability to borrow an additional $26.0 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus 2.25%. The interest rate on these borrowings was 3.23% at March 31, 2017. At March 31, 2017, Atlantic States had $35.0 million in outstanding advances with the FHLB of Pittsburgh. The interest rate on these advances was 1.25% at March 31, 2017.

The following table shows our expected payments for significant contractual obligations at March 31, 2017:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Net liability for unpaid losses and loss expenses of our insurance subsidiaries	$355,791	$162,196	$166,050	$13,544	$14,001
Subordinated debentures	5,000	—	—	—	5,000
Borrowings under lines of credit	69,000	35,000	34,000	—	—

Total contractual obligations	$429,791	$197,196	$200,050	$13,544	$19,001

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

We discuss in Note 7 – Borrowings our estimate of the timing of the amounts for the borrowings under our lines of credit based on their contractual maturities. The borrowings under our lines of credit carry interest rates that vary as we discuss in Note 7 – Borrowings. Based upon the interest rates in effect at March 31, 2017, our annual interest cost associated with the borrowings under our lines of credit is approximately $1.7 million. For every 1% change in the interest rate associated with the borrowings under our lines of credit, the effect on our annual interest cost would be approximately $690,000.

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

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the SEC and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the three months ended March 31, 2017 and 2016 . We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through March 31, 2017.

On April 20, 2017, our board of directors declared quarterly cash dividends of 14 cents per share of our Class A common stock and 12.25 cents per share of our Class B common stock, payable on May 15, 2017 to our stockholders of record as of the close of business on May 1, 2017. We are not subject to any restrictions on our payment of dividends to our stockholders, although there are state law restrictions on the payment of dividends by our insurance subsidiaries to us. Dividends from our insurance subsidiaries are our principal source of cash for payment of dividends to our stockholders. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk based capital (“RBC”) requirements that limit their ability to pay dividends to us. Our insurance subsidiaries’ statutory capital and surplus at December 31, 2016 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin. Our insurance subsidiaries paid $2.5 million in dividends to us during the first three months of 2017. Amounts remaining available for distribution to us as dividends from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities in 2017 are $20.3 million from Atlantic States, $6.3 million from Southern, $2.6 million from Le Mars, $1.6 million from Peninsula, $643,035 from Sheboygan and $5.0 million from MICO, or a total of approximately $36.4 million.

At March 31, 2017, we had no material commitments for capital expenditures.

Equity Price Risk

Our portfolio of marketable equity securities, which we carry on our consolidated balance sheets at estimated fair value, has exposure to the risk of loss resulting from an adverse change in prices. We manage this risk by having our investment personnel perform an analysis of prospective investments and regular reviews of our portfolio of equity securities.

Credit Risk

Our portfolio of fixed-maturity securities and, to a lesser extent, our portfolio of short-term investments is subject to credit risk, which we define as the potential loss in market value resulting from adverse changes in the borrower’s ability to repay its debt. We manage this risk by having our investment personnel perform an analysis of prospective investments and regular reviews of our portfolio of fixed-maturity securities. We also limit the percentage and amount of our total investment portfolio that we invest in the securities of any one issuer.

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

There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2016 through March 31, 2017.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at March 31, 2017, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information we are required to disclose in the reports that we file or submit under the Exchange Act, and our disclosure controls and procedures were also effective to ensure that information we disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Our business, results of operations and financial condition, and, therefore, the value of our Class A common stock and our Class B common stock, are subject to a number of risks. For a description of certain risks, we refer to “Risk Factors” in our 2016 Annual Report on Form 10-K we filed with the SEC on March 10, 2017. There have been no material changes in the risk factors we disclosed in that Form 10-K Report during the three months ended March 31, 2017.

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

DONEGAL GROUP INC.

May 8, 2017	By:	/s/ Kevin G. Burke
Kevin G. Burke, President and Chief Executive Officer

May 8, 2017	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Executive Vice President
and Chief Financial Officer