Form 10-Q
period 2017-06-30
DONEGAL GROUP INC
filed 2017-08-08
CIK 800457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,745,343 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on August 1, 2017.

DONEGAL GROUP INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Donegal Group Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost	$356,306,558	$336,100,948
Available for sale, at fair value	511,309,135	515,074,940
Equity securities, available for sale, at fair value	46,315,737	47,087,842
Investment in affiliate	38,849,498	37,884,918
Short-term investments, at cost, which approximates fair value	32,152,315	9,371,007

Total investments	984,933,243	945,519,655
Cash	28,840,928	24,587,214
Accrued investment income	6,214,412	6,295,513
Premiums receivable	170,978,478	159,389,667
Reinsurance receivable	277,174,457	263,028,008
Deferred policy acquisition costs	61,079,078	56,309,196
Deferred tax asset, net	19,146,320	19,043,413
Prepaid reinsurance premiums	136,936,723	124,255,495
Property and equipment, net	6,707,754	6,668,489
Accounts receivable - securities	325,000	—
Federal income taxes receivable	3,146,481	1,108,250
Due from affiliate	—	9,204,910
Goodwill	5,625,354	5,625,354
Other intangible assets	958,010	958,010
Other	1,214,940	1,137,863

Total assets	$1,703,281,178	$1,623,131,037

Liabilities and Stockholders’ Equity
Liabilities
Unpaid losses and loss expenses	$643,246,130	$606,664,590
Unearned premiums	509,838,037	466,055,228
Accrued expenses	22,436,301	28,246,691
Reinsurance balances payable	6,286,597	4,369,528
Borrowings under lines of credit	69,000,000	69,000,000
Cash dividends declared to stockholders	—	3,622,821
Subordinated debentures	5,000,000	5,000,000
Accounts payable - securities	272,766	—
Due to affiliate	2,576,949	—
Other	1,492,332	1,556,859

Total liabilities	1,260,149,112	1,184,515,717

Stockholders’ Equity
Preferred stock, $.01 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 40,000,000 shares, issued 24,722,276 and 24,483,377 shares and outstanding 21,719,688 and 21,480,789 shares	247,223	244,834
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	241,909,842	236,851,709
Accumulated other comprehensive loss	(1,551,482)	(2,254,271)
Retained earnings	243,696,348	244,942,913
Treasury stock, at cost	(41,226,357)	(41,226,357)

Total stockholders’ equity	443,132,066	438,615,320

Total liabilities and stockholders’ equity	$1,703,281,178	$1,623,131,037

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,
	2017	2016
Revenues:
Net premiums earned	$175,014,872	$161,942,637
Investment income, net of investment expenses	5,649,870	5,343,883
Net realized investment gains (includes $1,097,306 and $715,177 accumulated other comprehensive income reclassifications)	1,097,306	715,177
Lease income	127,924	172,629
Installment payment fees	1,304,129	1,367,066
Equity in earnings of Donegal Financial Services Corporation	386,615	305,475

Total revenues	183,580,716	169,846,867

Expenses:
Net losses and loss expenses	128,005,914	103,193,915
Amortization of deferred policy acquisition costs	28,700,000	26,554,000
Other underwriting expenses	28,259,223	26,578,997
Policyholder dividends	1,212,292	754,682
Interest	382,958	403,882
Other expenses	416,798	315,699

Total expenses	186,977,185	157,801,175

(Loss) income before income tax (benefit) expense	(3,396,469)	12,045,692
Income tax (benefit) expense (includes $384,057 and $250,312 income tax expense from reclassification items)	(1,077,821)	3,461,038

Net (loss) income	$(2,318,648)	$8,584,654

(Loss) earnings per common share:
Class A common stock - basic	$(0.09)	$0.33

Class A common stock - diluted	$(0.08)	$0.32

Class B common stock - basic and diluted	$(0.08)	$0.30

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,
	2017	2016
Net (loss) income	$(2,318,648)	$8,584,654
Other comprehensive income, net of tax
Unrealized gain on securities:
Unrealized holding gain during the period, net of income tax expense of $575,754 and $2,068,136	1,069,259	3,840,822
Reclassification adjustment for gains included in net income, net of income tax expense of $384,057 and $250,312	(713,249)	(464,865)

Other comprehensive income	356,010	3,375,957

Comprehensive (loss) income	$(1,962,638)	$11,960,611

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Revenues:
Net premiums earned	$344,171,019	$320,417,916
Investment income, net of investment expenses	11,405,269	10,890,392
Net realized investment gains (includes $3,646,281 and $1,186,118 accumulated other comprehensive income reclassifications)	3,646,281	1,186,118
Lease income	269,774	350,989
Installment payment fees	2,439,771	2,729,526
Equity in earnings of Donegal Financial Services Corporation	619,565	340,702

Total revenues	362,551,679	335,915,643

Expenses:
Net losses and loss expenses	242,439,372	198,771,980
Amortization of deferred policy acquisition costs	56,383,000	52,510,000
Other underwriting expenses	56,748,504	53,217,024
Policyholder dividends	2,046,557	1,586,569
Interest	746,633	812,362
Other expenses	859,253	953,477

Total expenses	359,223,319	307,851,412

Income before income tax expense	3,328,360	28,064,231
Income tax expense (includes $1,276,198 and $415,141 income tax expense from reclassification items)	542,190	7,630,664

Net income	$2,786,170	$20,433,567

Earnings per common share:
Class A common stock - basic	$0.11	$0.79

Class A common stock - diluted	$0.10	$0.78

Class B common stock - basic and diluted	$0.09	$0.72

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Net income	$2,786,170	$20,433,567
Other comprehensive income, net of tax
Unrealized gain on securities:
Unrealized holding gain during the period, net of income tax expense of $1,654,622 and $4,364,683	3,072,872	8,105,840
Reclassification adjustment for gains included in net income, net of income tax expense of $1,276,198 and $415,141	(2,370,083)	(770,977)

Other comprehensive income	702,789	7,334,863

Comprehensive income	$3,488,959	$27,768,430

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(Unaudited)

Six Months Ended June 30, 2017

	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2016	24,483,377	5,649,240	$244,834	$56,492	$236,851,709	$(2,254,271)	$244,942,913	$(41,226,357)	$438,615,320
Issuance of common stock	82,068	—	821	—	1,353,489	—	—	—	1,354,310
Share-based compensation	156,831	—	1,568	—	3,400,748	—	—	—	3,402,316
Net income	—	—	—	—	—	—	2,786,170	—	2,786,170
Cash dividends declared	—	—	—	—	—	—	(3,728,839)	—	(3,728,839)
Grant of stock options	—	—	—	—	303,896	—	(303,896)	—	—
Other comprehensive income	—	—	—	—	—	702,789	—	—	702,789

Balance, June 30, 2017	24,722,276	5,649,240	$247,223	$56,492	$241,909,842	$(1,551,482)	$243,696,348	$(41,226,357)	$443,132,066

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$2,786,170	$20,433,567

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	3,399,601	3,793,569
Net realized investment gains	(3,646,281)	(1,186,118)
Equity in earnings of Donegal Financial Services Corporation	(619,565)	(340,702)
Changes in assets and liabilities:
Losses and loss expenses	36,581,540	(1,040,106)
Unearned premiums	43,782,809	41,524,677
Premiums receivable	(11,588,811)	(18,723,440)
Deferred acquisition costs	(4,769,882)	(4,235,656)
Deferred income taxes	(481,330)	1,368,719
Reinsurance receivable	(14,146,449)	1,588,116
Prepaid reinsurance premiums	(12,681,228)	(13,632,529)
Accrued investment income	81,101	33,545
Due to affiliate	11,781,859	1,408,894
Reinsurance balances payable	1,917,069	438,358
Current income taxes	(2,038,231)	842,019
Accrued expenses	(5,810,390)	(3,292,693)
Other, net	(141,602)	(1,473,961)

Net adjustments	41,620,210	7,072,692

Net cash provided by operating activities	44,406,380	27,506,259

Cash Flows from Investing Activities:
Purchases of fixed maturities, held to maturity	(30,889,730)	(27,292,675)
Purchases of fixed maturities, available for sale	(42,607,193)	(98,008,601)
Purchases of equity securities, available for sale	(6,888,091)	(5,604,316)
Maturity of fixed maturities:
Held to maturity	10,695,775	9,540,543
Available for sale	42,557,614	55,080,426
Sales of fixed maturities, available for sale	3,373,785	40,206,225
Sales of equity securities, available for sale	10,782,859	1,416,252
Net purchases of property and equipment	(302,622)	(162,153)
Net (purchases) sales of short-term investments	(22,781,308)	4,043,472

Net cash used in investing activities	(36,058,911)	(20,780,827)

Cash Flows from Financing Activities:
Cash dividends paid	(7,351,660)	(6,937,914)
Issuance of common stock	3,257,905	5,269,989
Payment on lines of credit	—	(3,500,000)

Net cash used in financing activities	(4,093,755)	(5,167,925)

Net increase in cash	4,253,714	1,557,507
Cash at beginning of period	24,587,214	28,139,144

Cash at end of period	$28,840,928	$29,696,651

Cash paid during period - Interest	$616,562	$648,705
Net cash paid during period - Taxes	$3,050,000	$6,055,000

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

At June 30, 2017, Donegal Mutual held approximately 45% of our outstanding Class A common stock and approximately 83% of our outstanding Class B common stock. That ownership provides Donegal Mutual with approximately 73% of the combined voting power of our outstanding shares of Class A common stock and our outstanding shares of Class B common stock. We believe Donegal Mutual’s voting control of us benefits us for the reasons we describe in our Annual Reports on Form 10-K and in our proxy statements. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to a pooling agreement and other intercompany agreements and transactions. While each company maintains its separate corporate existence, Donegal Mutual and our insurance subsidiaries conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

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

Donegal Mutual completed the merger of Mountain States Mutual Casualty Company (“Mountain States”) with and into Donegal Mutual effective May 25, 2017. Donegal Mutual is the surviving company in the merger, and Mountain States’ insurance subsidiaries, Mountain States Indemnity Company and Mountain States Commercial Insurance Company, became insurance subsidiaries of Donegal Mutual as a result of the merger. As of the effective date of the merger, Donegal Mutual assumed all of the policy obligations of Mountain States and began to market its products together with its insurance subsidiaries as the Mountain States Insurance Group in certain Southwestern states. For an indefinite period of time, Donegal Mutual will exclude the business of the Mountain States Insurance Group from the pooling agreement with Atlantic States. As a result, our consolidated financial results will exclude the results of Donegal Mutual’s operations in those Southwestern states.

The same executive management and underwriting personnel administer products, classes of business underwritten, pricing practices and underwriting standards of Donegal Mutual and our insurance subsidiaries. In addition, as the Donegal Insurance Group, Donegal Mutual and our insurance subsidiaries share a combined business plan to achieve market penetration and underwriting profitability objectives. The products our insurance subsidiaries and Donegal Mutual market are generally complementary, thereby allowing the Donegal Insurance Group to offer a broader range of products to a given market and to expand the Donegal Insurance Group’s ability to service entire personal lines or commercial lines accounts. Distinctions within the products Donegal Mutual and our insurance subsidiaries offer relate generally to specific risk profiles targeted within similar classes of business, such as preferred tier products versus standard tier products, but we do not allocate all of the standard risk gradients to one company. Therefore, the underwriting profitability of the business the individual companies write directly will vary. However, because the risk characteristics of all business Donegal Mutual and Atlantic States write directly are homogenized within the underwriting pool, Donegal Mutual and Atlantic States share the underwriting results in proportion to their respective participation in the underwriting pool.

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the SEC and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the six months ended June 30, 2017 or 2016 . We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through June 30, 2017.

2 - Basis of Presentation

Our financial information for the interim periods included in this Form 10-Q Report is unaudited; however, our financial information we include in this Form 10-Q Report reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of our management, are necessary for a fair presentation of our financial position, results of operations and cash flows for those interim periods. Our results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results of operations we expect for the year ending December 31, 2017.

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

	Three Months Ended June 30,
	2017		2016
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(1,858)	$(461)	$6,919	$1,666

Denominator:
Weighted-average shares outstanding	21,705	5,577	20,746	5,577

Basic net (loss) income per share	$(0.09)	$(0.08)	$0.33	$0.30

Diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(1,858)	$(461)	$6,919	$1,666

Denominator:
Number of shares used in basic computation	21,705	5,577	20,746	5,577
Weighted-average shares effect of dilutive securities
Add: Director and employee stock options	792	—	576	—

Number of shares used in diluted computation	22,497	5,577	21,322	5,577

Diluted net (loss) income per share	$(0.08)	$(0.08)	$0.32	$0.30

	Six Months Ended June 30,
	2017		2016
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic net income per share:
Numerator:
Allocation of net income	$2,282	$504	$16,412	$4,022

Denominator:
Weighted-average shares outstanding	21,625	5,577	20,645	5,577

Basic net income per share	$0.11	$0.09	$0.79	$0.72

Diluted net income per share:
Numerator:
Allocation of net income	$2,282	$504	$16,412	$4,022

Denominator:
Number of shares used in basic computation	21,625	5,577	20,645	5,577
Weighted-average shares effect of dilutive securities
Add: Director and employee stock options	937	—	424	—

Number of shares used in diluted computation	22,562	5,577	21,069	5,577

Diluted net income per share	$0.10	$0.09	$0.78	$0.72

We did not include outstanding options to purchase the following number of shares of Class A common stock in our computation of diluted earnings per share because the exercise price of the options exceeded the average market price of our Class A common stock during the applicable periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Number of options to purchase Class A shares excluded	1,388,400	—	1,388,400	—

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

We have made no significant changes to our third-party reinsurance or the reinsurance agreements between our insurance subsidiaries and Donegal Mutual during the six months ended June 30, 2017.

5 - Investments

The amortized cost and estimated fair values of our fixed maturities and equity securities at June 30, 2017 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$65,104	$1,454	$497	$66,061
Obligations of states and political subdivisions	133,149	10,574	195	143,528
Corporate securities	103,305	2,338	1,287	104,356
Mortgage-backed securities	54,749	804	83	55,470

Totals	$356,307	$15,170	$2,062	$369,415

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$39,186	$85	$437	$38,834
Obligations of states and political subdivisions	157,048	5,582	204	162,426
Corporate securities	93,225	1,060	442	93,843
Mortgage-backed securities	217,734	744	2,272	216,206

Fixed maturities	507,193	7,471	3,355	511,309
Equity securities	42,163	4,875	722	46,316

Totals	$549,356	$12,346	$4,077	$557,625

At June 30, 2017, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $209.9 million and an amortized cost of $199.7 million. Our holdings at June 30, 2017 also included special revenue bonds with an aggregate fair value of $96.1 million and an amortized cost of $90.5 million. With respect to both categories of those bonds at June 30, 2017, we held no securities of any issuer that comprised more than 10% of our holdings of either bond category. Education bonds and water and sewer utility bonds represented 58% and 23%, respectively, of our total investments in special revenue bonds based on the carrying values of these investments at June 30, 2017. Many of the issuers of the special revenue bonds we held at June 30, 2017 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held at June 30, 2017 were similar to general obligation bonds.

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

At December 31, 2016, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $220.1 million and an amortized cost of $211.0 million. Our holdings at December 31, 2016 also included special revenue bonds with an aggregate fair value of $96.8 million and an amortized cost of $91.7 million. With respect to both categories of those bonds at December 31, 2016, we held no securities of any issuer that comprised more than 10% of that category. Education bonds and water and sewer utility bonds represented 62% and 23%, respectively, of our total investments in special revenue bonds based on their carrying values at December 31, 2016. Many of the issuers of the special revenue bonds we held at December 31, 2016 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held are similar to general obligation bonds.

We made reclassifications from available for sale to held to maturity of certain fixed maturities at fair value on November 30, 2013. We segregated within accumulated other comprehensive loss the net unrealized losses of $15.1 million arising prior to the November 30, 2013 reclassification date for fixed maturities we reclassified from available for sale to held to maturity. We are amortizing this balance over the remaining life of the related securities as an adjustment to yield in a manner consistent with the accretion of discount on the same fixed maturities. We recorded amortization of $604,812 and $694,613 in other comprehensive income during the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017 and December 31, 2016, net unrealized losses of $10.4 million and $11.0 million, respectively, remained within accumulated other comprehensive loss.

We show below the amortized cost and estimated fair value of our fixed maturities at June 30, 2017 by contractual maturity. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity
Due in one year or less	$7,719	$7,727
Due after one year through five years	51,321	52,370
Due after five years through ten years	135,275	139,408
Due after ten years	107,243	114,440
Mortgage-backed securities	54,749	55,470

Total held to maturity	$356,307	$369,415

Available for sale
Due in one year or less	$74,570	$76,005
Due after one year through five years	88,896	90,496
Due after five years through ten years	102,651	104,184
Due after ten years	23,342	24,418
Mortgage-backed securities	217,734	216,206

Total available for sale	$507,193	$511,309

Gross realized gains and losses from investments before applicable income taxes for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Gross realized gains:
Fixed maturities	$45	$675	$50	$1,840
Equity securities	1,085	56	3,629	56

	1,130	731	3,679	1,896

Gross realized losses:
Fixed maturities	30	3	30	258
Equity securities	3	13	3	452

	33	16	33	710

Net realized gains	$1,097	$715	$3,646	$1,186

We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at June 30, 2017 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$41,087	$934	$—	$—
Obligations of states and political subdivisions	20,102	385	696	14
Corporate securities	48,822	1,195	6,051	534
Mortgage-backed securities	164,760	2,325	1,196	30
Equity securities	6,222	473	370	249

Totals	$280,993	$5,312	$8,313	$827

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

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we write down the investment to its fair value, and we reflect the amount of the write-down as a realized loss in our results of operations when we consider the decline in value of an individual equity security investment to be other than temporary. We monitor all investments individually for other-than-temporary declines in value. Generally, we assume there has been an other-than-temporary decline in value if an individual equity security has depreciated in value by more than 20% of our original cost and has been in such an unrealized loss position for more than six months. We held eight equity securities that were in an unrealized loss position at June 30, 2017. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we considered these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize the impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred with respect to that security. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, issuer or geographic events that have negatively impacted the value of a security and rating agency downgrades. We held 207 debt securities that were in an unrealized loss position at June 30, 2017. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary.

We amortize premiums and discounts on debt securities over the life of the security as an adjustment to yield using the effective interest method. We compute realized investment gains and losses using the specific identification method.

We amortize premiums and discounts on mortgage-backed debt securities using anticipated prepayments.

Our investment in affiliate represents our 48.2% ownership interest in DFSC. We account for our investment in affiliate using the equity method of accounting. Under this method, we record our investment at cost, with adjustments for our share of DFSC’s earnings and losses as well as changes in the equity of DFSC due to unrealized gains and losses. We include our share of DFSC’s net income in our results of operations. We have compiled the following summary financial information for DFSC at June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016, respectively, from the financial statements of DFSC. The financial information of DFSC at June 30, 2017 and 2016 and for the three and six months then ended is unaudited.

Balance sheets:	June 30, 2017	December 31, 2016
	(in thousands)
Total assets	$544,943	$535,590

Total liabilities	$464,454	$457,101
Stockholders’ equity	80,489	78,489

Total liabilities and stockholders’ equity	$544,943	$535,590

	Three Months Ended June 30,		Six Months Ended June 30,
Income statements:	2017	2016	2017	2016
	(in thousands)		(in thousands)
Net income	$802	$634	$1,285	$707

6 - Segment Information

We evaluate the performance of our personal lines and commercial lines segments based upon the underwriting results of our insurance subsidiaries using statutory accounting principles (“SAP”) that various state insurance departments prescribe or permit. Our management uses SAP to measure the performance of our insurance subsidiaries instead of United States generally accepted accounting principles (“GAAP”). Financial data by segment for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30,
	2017	2016
	(in thousands)
Revenues:
Premiums earned
Commercial lines	$79,094	$72,962
Personal lines	95,921	88,981

GAAP premiums earned	175,015	161,943
Net investment income	5,650	5,344
Realized investment gains	1,097	715
Equity in earnings of DFSC	387	305
Other	1,432	1,540

Total revenues	$183,581	$169,847

(Loss) income before income taxes:
Underwriting (loss) income:
Commercial lines	$3,340	$5,577
Personal lines	(17,407)	(3,767)

SAP underwriting (loss) income	(14,067)	1,810
GAAP adjustments	2,904	3,051

GAAP underwriting (loss) income	(11,163)	4,861
Net investment income	5,650	5,344
Realized investment gains	1,097	715
Equity in earnings of DFSC	387	305
Other	633	821

(Loss) income before income taxes	$(3,396)	$12,046

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Revenues:
Premiums earned
Commercial lines	$155,713	$142,834
Personal lines	188,458	177,584

GAAP premiums earned	344,171	320,418
Net investment income	11,405	10,890
Realized investment gains	3,646	1,186
Equity in earnings of DFSC	620	341
Other	2,710	3,081

Total revenues	$362,552	$335,916

Income before income taxes:
Underwriting (loss) income:
Commercial lines	$3,672	$10,417
Personal lines	(22,897)	(1,092)

SAP underwriting (loss) income	(19,225)	9,325
GAAP adjustments	5,779	5,007

GAAP underwriting (loss) income	(13,446)	14,332
Net investment income	11,405	10,890
Realized investment gains	3,646	1,186
Equity in earnings of DFSC	620	341
Other	1,103	1,315

Income before income taxes	$3,328	$28,064

7 - Borrowings

Lines of Credit

In July 2017, we renewed our existing credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a $60.0 million unsecured, revolving line of credit. The line of credit expires in July 2020. We have the right to request a one-year extension of the credit agreement as of each anniversary date of the credit agreement. At June 30, 2017, we had $34.0 million in outstanding borrowings from M&T and had the ability to borrow an additional $26.0 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus 2.25%. The interest rate on our outstanding borrowings from M&T is adjustable quarterly, and, at June 30, 2017, that interest rate was 3.48%. We pay a fee of 0.2% per annum on the loan commitment amount regardless of usage. The credit agreement requires our compliance with certain covenants. These covenants include minimum levels of our net worth, leverage ratio, statutory surplus and the A.M. Best ratings of our insurance subsidiaries. We were in compliance with all requirements of the credit agreement during the six months ended June 30, 2017.

MICO is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis. Through its membership, MICO has the ability to issue debt to the FHLB of Indianapolis in exchange for cash advances. MICO had no outstanding borrowings with the FHLB of Indianapolis at June 30, 2017. The table below presents the amount of FHLB of Indianapolis stock MICO purchased, collateral pledged and assets related to MICO’s membership in the FHLB of Indianapolis at June 30, 2017.

FHLB of Indianapolis stock purchased and owned	$267,700
Collateral pledged, at par (carrying value $2,750,395)	2,850,000
Borrowing capacity currently available	2,620,278

Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. Atlantic States had $35.0 million in outstanding advances at June 30, 2017. The interest rate on the advances was 1.25% at June 30, 2017. The table below presents the amount of FHLB of Pittsburgh stock Atlantic States purchased, collateral pledged and assets related to Atlantic States’ membership in the FHLB of Pittsburgh at June 30, 2017.

FHLB of Pittsburgh stock purchased and owned	$1,599,700
Collateral pledged, at par (carrying value $36,267,678)	36,657,236
Borrowing capacity currently available	200,313

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

We charged compensation expense related to our stock compensation plans against income before income taxes of $602,380 and $807,252 for the three months ended June 30, 2017 and 2016, respectively, with a corresponding income tax benefit of $210,833 and $282,538, respectively. We charged compensation expense related to our stock compensation plans against income before income taxes of $1.2 million and $1.6 million for the six months ended June 30, 2017 and 2016, respectively, with a corresponding income tax benefit of $420,068 and $565,441, respectively. At June 30, 2017, we had $2.5 million of unrecognized compensation expense related to nonvested share-based compensation granted under our stock compensation plans that we expect to recognize over a weighted average period of approximately 1.7 years.

We received cash from option exercises under all stock compensation plans during the three months ended June 30, 2017 and 2016 of $652,027 and $3.4 million, respectively. We received cash from option exercises under all stock compensation plans during the six months ended June 30, 2017 and 2016 of $2.2 million and $4.1 million, respectively.We realized actual tax benefits for the tax deductions related to option exercises of $70,822 and $243,600 for the three months ended June 30, 2017 and 2016, respectively. We realized actual tax benefits for the tax deductions related to option exercises of $178,356 and $278,196 for the six months ended June 30, 2017 and 2016, respectively.

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

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. These pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates we obtain from the pricing services are representative of fair values based upon our investment personnel’s general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel regularly monitor the market, current trading ranges for similar securities and the pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security types and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At June 30, 2017, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at June 30, 2017, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

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

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at June 30, 2017:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$38,834	$—	$38,834	$—
Obligations of states and political subdivisions	162,426	—	162,426	—
Corporate securities	93,843	—	93,843	—
Mortgage-backed securities	216,206	—	216,206	—
Equity securities	33,871	33,871	—	—

Total investments in the fair value hierarchy	545,180	33,871	511,309	—

Investment measured at net asset value	12,445	—	—	—

Totals	$557,625	$33,871	$511,309	$—

We did not transfer any investments between Levels 1 and 2 during the six months ended June 30, 2017.

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

10 - Income Taxes

At June 30, 2017 and December 31, 2016, respectively, we had no material unrecognized tax benefits or accrued interest and penalties. Tax years 2013 through 2016 remained open for examination at June 30, 2017. We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of our tax assets. We established a valuation allowance of $440,778 related to a portion of the net operating loss carryforward of Le Mars at January 1, 2004. We have determined that we are not required to establish a valuation allowance for our other deferred tax assets of $45.6 million and $43.1 million at June 30, 2017 and December 31, 2016, respectively, because it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income and the implementation of tax planning strategies. Our deferred tax assets include a net operating loss carryforward of $2.0 million related to Le Mars, which will begin to expire in 2020 if not previously utilized. This carryforward is subject to an annual limitation in the amount that we can use in any one year of approximately $376,000. Our deferred tax assets also include an alternative minimum tax credit carryforward of $7.7 million with an indefinite life.

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

We summarize activity in our insurance subsidiaries’ liability for losses and loss expenses as follows:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Balance at January 1	$606,665	$578,205
Less reinsurance recoverable	(259,147)	(256,151)

Net balance at January 1	347,518	322,054

Incurred related to:
Current year	234,045	195,036
Prior years	8,394	3,736

Total incurred	242,439	198,772

Paid related to:
Current year	120,392	98,170
Prior years	99,224	96,392

Total paid	219,616	194,562

Net balance at end of period	370,341	326,264
Plus reinsurance recoverable	272,905	250,901

Balance at end of period	$643,246	$577,165

Our insurance subsidiaries recognized an increase in their liability for losses and loss expenses of prior years of $8.4 million and $3.7 million for the six months ended June 30, 2017 and 2016, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy, key reserving assumptions or claims management personnel, and our insurance subsidiaries have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those periods. The 2017 development represented 2.4% of the December 31, 2016 net carried reserves and resulted primarily from higher-than-expected severity in the commercial multi-peril and commercial automobile liability lines of business, offset by lower-than-expected severity in the workers’ compensation line of business, in accident years prior to 2017. The majority of the 2017 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States and Peninsula. The 2016 development represented 1.2% of the December 31, 2015 net carried reserves and resulted primarily from higher-than-expected severity in the commercial multi-peril and commercial automobile liability lines of business, offset by lower-than-expected severity in the workers’ compensation line of business, in accident years prior to 2016. The majority of the 2016 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States and Peninsula.

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

Our insurance subsidiaries determine incurred but not reported (“IBNR”) reserves by subtracting the cumulative loss and loss expense amounts our insurance subsidiaries have paid and the case reserves our insurance subsidiaries have established at the balance sheet date from their actuaries’ estimate of the ultimate cost of losses and loss expenses. Accordingly, our insurance subsidiaries’ IBNR reserves include their actuaries’ projections of the cost of unreported claims as well as their actuaries’ projected development of case reserves on known claims and reopened claims. Our insurance subsidiaries’ methodology for estimating IBNR reserves has been in place for many years, and their actuaries made no significant changes to that methodology during the six months ended June 30, 2017.

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

In March 2016, the FASB issued guidance that simplifies and improves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance is effective for annual and interim reporting periods beginning after December 15, 2016. The adoption of this guidance did not have a significant impact on our financial position, results of operations or cash flows.

In June 2016, the FASB issued guidance that amends previous guidance on the impairment of financial instruments by adding an impairment model that requires an entity to recognize expected credit losses as an allowance rather than impairments as credit losses are incurred. The intent of the guidance is to reduce complexity and result in a more timely recognition of expected credit losses. The guidance is effective for annual and interim reporting periods beginning after December 15, 2019. We do not expect the adoption of this guidance to have a significant impact on our financial position, results of operations or cash flows.

In March 2017, the FASB issued guidance that amends previous guidance on the amortization period for certain purchased callable debt securities held at a premium. The new guidance shortens the amortization period to the earliest call date. The intent of the new guidance is to align interest income recognition with the expectations incorporated in the market pricing on the underlying securities. The new standard is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. The adoption of this new guidance did not have a significant impact on our financial position, results of operations or cash flows.

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

Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced a decrease in claims frequency on workers’ compensation claims during the past several years while the severity of these claims has gradually increased. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on workers’ compensation claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at June 30, 2017. For every 1% change in our insurance subsidiaries’ estimate for loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $3.7 million.

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

Atlantic States’ participation in the pool with Donegal Mutual exposes Atlantic States to adverse loss development on the business of Donegal Mutual that the pool includes. However, pooled business represents the predominant percentage of the net underwriting activity of both companies, and Donegal Mutual and Atlantic States share proportionately any adverse risk development relating to the pooled business. The business in the pool is homogeneous and each company has a pro-rata share of the entire pool. Since substantially all of the business of Atlantic States and Donegal Mutual is pooled and the results shared by each company according to its participation level under the terms of the pooling agreement, the intent of the underwriting pool is to produce a more uniform and stable underwriting result from year to year for each company than either would experience individually and to spread the risk of loss between the companies.

Donegal Mutual and our insurance subsidiaries operate together as the Donegal Insurance Group and share a combined business plan designed to achieve market penetration and underwriting profitability objectives. The products our insurance subsidiaries and Donegal Mutual offer are generally complementary, thereby allowing Donegal Insurance Group to offer a broader range of products to a given market and to expand Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account. Distinctions within the products of Donegal Mutual and our insurance subsidiaries generally relate to specific risk profiles targeted within similar classes of business, such as preferred tier products compared to standard tier products, but we do not allocate all of the standard risk gradients to one company. Therefore, the underwriting profitability of the business the individual companies write directly will vary. However, because the pool homogenizes the risk characteristics of all business Donegal Mutual and Atlantic States write directly and each company shares the underwriting results according to each company’s participation percentage, each company realizes its percentage share of the underwriting results of the pool. Our insurance subsidiaries’ unpaid liability for losses and loss expenses by major line of business at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
	(in thousands)
Commercial lines:
Automobile	$65,566	$58,615
Workers’ compensation	107,775	104,446
Commercial multi-peril	65,342	60,887
Other	3,599	3,868

Total commercial lines	242,282	227,816

Personal lines:
Automobile	103,361	100,498
Homeowners	21,242	17,286
Other	3,456	1,918

Total personal lines	128,059	119,702

Total commercial and personal lines	370,341	347,518
Plus reinsurance recoverable	272,905	259,147

Total liability for unpaid losses and loss expenses	$643,246	$606,665

We have evaluated the effect on our insurance subsidiaries’ unpaid loss and loss expense reserves and our stockholders’ equity in the event of reasonably likely changes in the variables we consider in establishing the loss and loss expense reserves of our insurance subsidiaries. We established the range of reasonably likely changes based on a review of changes in accident-year development by line of business and applied those changes to our insurance subsidiaries’ loss reserves as a whole. The range we selected does not necessarily indicate what could be the potential best or worst case or the most likely scenario. The following table sets forth the estimated effect on our insurance subsidiaries’ unpaid loss and loss expense reserves and our stockholders’ equity in the event of reasonably likely changes in the variables we considered in establishing the loss and loss expense reserves of our insurance subsidiaries:

Percentage Change in Loss and Loss Expense Reserves Net of Reinsurance	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at June 30, 2017	Percentage Change in Stockholders’ Equity at June 30, 2017(1)	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2016	Percentage Change in Stockholders’ Equity at December 31, 2016(1)
(dollars in thousands)
(10.0)%	$333,307	5.4%	$312,766	5.1%
(7.5)	342,565	4.1	321,454	3.9
(5.0)	351,824	2.7	330,142	2.6
(2.5)	361,082	1.4	338,830	1.3
Base	370,341	—	347,518	—
2.5	379,600	(1.4)	356,206	(1.3)
5.0	388,858	(2.7)	364,894	(2.6)
7.5	398,117	(4.1)	373,582	(3.9)
10.0	407,375	(5.4)	382,270	(5.1)

(1)	Net of income tax effect.

Statutory Combined Ratios

We evaluate our insurance operations by monitoring certain key measures of growth and profitability. In addition to using GAAP-based performance measurements, we also utilize certain non-GAAP financial measures that we believe are valuable in managing our business and for comparison to our peers. These non-GAAP measures are underwriting income, combined ratio and net premiums written. An insurance company’s statutory combined ratio is a standard measure of underwriting profitability. This ratio is the sum of the ratio of calendar-year incurred losses and loss expenses to premiums earned; the ratio of expenses incurred for commissions, premium taxes and underwriting expenses to net premiums written and the ratio of dividends to policyholders to premiums earned. The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. A combined ratio of less than 100 percent generally indicates underwriting profitability. The statutory combined ratio differs from the GAAP combined ratio. In calculating the GAAP combined ratio, we do not deduct installment payment fees from incurred expenses, and we base the expense ratio on premiums earned instead of premiums written. Differences between our GAAP loss ratios reported in our financial statements and our insurance subsidiaries’ statutory loss ratios result from anticipating salvage and subrogation recoveries for the GAAP loss ratios but not for the statutory loss ratios. The following table sets forth our insurance subsidiaries’ statutory combined ratios by major line of business for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Commercial lines:
Automobile	107.6%	106.5%	107.3%	104.2%
Workers’ compensation	87.4	82.7	84.1	84.5
Commercial multi-peril	93.4	85.9	99.5	85.3
Total commercial lines	92.8	88.5	93.6	88.2
Personal lines:
Automobile	108.9	102.0	106.8	100.9
Homeowners	122.3	98.7	114.3	94.8
Total personal lines	114.1	100.2	109.2	98.0
Total commercial and personal lines	104.5	95.0	102.1	93.6

Investments

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we write down an individual investment to its fair value and we reflect the amount of the write-down as a realized loss in our results of operations when we consider the decline in value of the individual investment to be other than temporary. We monitor all investments individually for other-than-temporary declines in value. Generally, we assume there has been an other-than-temporary decline in value if an individual equity security has depreciated in value by more than 20% of our original cost and has been in such an unrealized loss position for more than six months. We held eight equity securities that were in an unrealized loss position at June 30, 2017. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we considered these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize the impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect on the debt security. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, company or geographic events that have negatively impacted the value of a security or rating agency downgrades. We held 207 debt securities that were in an unrealized loss position at June 30, 2017. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary. We did not recognize any impairment losses in our results of operations for the six months ended June 30, 2017 or 2016.

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount we could realize if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates we obtain from the pricing services are representative of fair values based upon the general market knowledge of our investment personnel, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security types and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At June 30, 2017, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at June 30, 2017, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

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

Results of Operations - Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the three months ended June 30, 2017 were $190.8 million, an increase of $12.5 million, or 7.0%, from the $178.2 million of net premiums written for the second quarter of 2016. We attribute the increase primarily to the impact of premium rate increases and an increase in the writing of new accounts in both personal and commercial lines of business. Personal lines net premiums written increased $8.7 million, or 8.9%, for the second quarter of 2017 compared to the second quarter of 2016. We attribute the increase in personal lines primarily to an increase in new business and premium rate increases our insurance subsidiaries implemented throughout 2016 and 2017. Commercial lines net premiums written increased $3.8 million, or 4.7%, for the second quarter of 2017 compared to the second quarter of 2016. We attribute the increase in commercial lines primarily to premium rate increases and increased writings of new commercial accounts.

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the second quarter of 2017 were $175.0 million, an increase of $13.1 million, or 8.1%, compared to $161.9 million for the second quarter of 2016, reflecting increases in net premiums written during 2017 and 2016. Our insurance subsidiaries earn premiums and recognize them as revenue over the terms of their policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding 12-month period compared to the comparable period one year earlier.

Investment Income. Our net investment income increased to $5.6 million for the second quarter of 2017, compared to $5.3 million for the second quarter of 2016. We attribute the increase primarily to an increase in average invested assets.

Net Realized Investment Gains. Net realized investment gains for the second quarter of 2017 were $1.1 million, compared to $715,177 for the second quarter of 2016. The net realized investment gains for the second quarter of 2017 resulted primarily from strategic sales of equity securities within our investment portfolio and unrealized gains within a limited partnership that invests in equity securities. The net realized investment gains for the second quarter of 2016 resulted primarily from calls and strategic sales of fixed maturities and equity securities within our investment portfolio. We did not recognize any impairment losses in our investment portfolio during the second quarters of 2017 or 2016.

Equity in Earnings of DFSC. Our equity in the earnings of DFSC was $386,615 for the second quarter of 2017, compared to $305,475 for the second quarter of 2016.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, for the second quarter of 2017 was 73.1%, an increase from our insurance subsidiaries’ loss ratio of 63.7% for the second quarter of 2016. We attribute this increase primarily to an increase in weather-related losses for the second quarter of 2017 to $20.1 million, compared to $11.2 million for the second quarter of 2016. On a statutory basis, our insurance subsidiaries’ commercial lines loss ratio was 62.1% for the second quarter of 2017, compared to 58.5% for the second quarter of 2016, primarily due to an increase in the commercial multi-peril loss ratio. The personal lines statutory loss ratio of our insurance subsidiaries increased to 81.8% for the second quarter of 2017, compared to 68.3% for the second quarter of 2016. We attribute this increase primarily to an increase in the homeowners and personal automobile loss ratios. Our insurance subsidiaries experienced unfavorable loss reserve development of approximately $5.8 million during the second quarter of 2017 in their reserves for prior accident years, compared to approximately $3.7 million during the second quarter of 2016. The development occurred primarily from higher-than-expected severity in the commercial multi-peril and commercial automobile liability lines of business, offset by lower-than-expected severity in the workers’ compensation line of business, in accident years prior to 2017.

Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 32.6% for the second quarter of 2017, compared to 32.8% for the second quarter of 2016.

Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were 106.4% and 97.0% for the three months ended June 30, 2017 and 2016, respectively. We attribute the increase in the combined ratio to an increase in the loss ratio for the second quarter of 2017 compared to the second quarter of 2016.

Interest Expense. Our interest expense for the second quarter of 2017 was $382,958, compared to $403,882 for the second quarter of 2016. We attribute the decrease to lower average borrowings during the second quarter of 2017 compared to the second quarter of 2016.

Income Taxes. Income tax benefit was $1.1 million for the second quarter of 2017. We recorded the the income tax benefit based upon our loss before income tax and tax-exempt interest income for the second quarter of 2017. Income tax expense was $3.5 million for the second quarter of 2016, representing an effective tax rate of 28.7% . The effective tax rate in both periods represented an estimate based on our projected annual taxable income.

Net (Loss) Income and (Loss) Earnings Per Share. Our net loss for the second quarter of 2017 was $2.3 million, or $.08 per share of Class A common stock on a diluted basis and $.08 per share of Class B common stock, compared to net income of $8.6 million, or $.32 per share of Class A common stock on a diluted basis and $.30 per share of Class B common stock, for the second quarter of 2016. We had 21.7 million and 20.9 million Class A shares outstanding at June 30, 2017 and 2016, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.

Results of Operations - Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the six months ended June 30, 2017 were $375.3 million, an increase of $27.0 million, or 7.7%, from the $348.3 million of net premiums written for the first half of 2016. We attribute the increase primarily to the impact of premium rate increases and an increase in the writing of new accounts in both personal and commercial lines of business. Personal lines net premiums written increased $15.1 million, or 8.2%, for the first half of 2017 compared to the first half of 2016. The increase was attributable primarily to an increase in new business and premium rate increases our insurance subsidiaries implemented throughout 2016 and 2017. Commercial lines net premiums written increased $11.9 million, or 7.2%, for the first half of 2017 compared to the first half of 2016. The increase was primarily attributable to premium rate increases and increased writings of new commercial accounts.

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the first half of 2017 were $344.2 million, an increase of $23.8 million, or 7.4%, compared to $320.4 million for the first half of 2016, reflecting increases in net premiums written during 2017 and 2016. Our insurance subsidiaries earn premiums and recognize them as revenue over the terms of their policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding 12-month period compared to the comparable period one year earlier.

Investment Income. Our net investment income increased to $11.4 million for the first half of 2017, compared to $10.9 million for the first half of 2016. We attribute the increase primarily to an increase in average invested assets.

Net Realized Investment Gains. Net realized investment gains for the first half of 2017 were $3.6 million, compared to $1.2 million for the first half of 2016. The net realized investment gains for the first half of 2017 resulted primarily from strategic sales of equity securities within our investment portfolio and unrealized gains within a limited partnership that invests in equity securities. The net realized investment gains for the first half of 2016 resulted primarily from calls and strategic sales of fixed maturities and equity securities within our investment portfolio. We did not recognize any impairment losses in our investment portfolio during the first half of 2017 or 2016.

Equity in Earnings of DFSC. Our equity in the earnings of DFSC was $619,565 for the first half of 2017, compared to $340,702 for the first half of 2016. We attribute the increase in DFSC’s earnings primarily to higher net interest income related to loan portfolio growth that DFSC achieved during 2017.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, for the first half of 2017 was 70.4%, an increase from our insurance subsidiaries’ loss ratio of 62.0% for the first half of 2016. We attribute this increase primarily to an increase in weather-related losses for the first half of 2017 to $34.3 million, compared to $18.1 million for the first half of 2016. On a statutory basis, our insurance subsidiaries’ commercial lines loss ratio was 62.7% for the first half of 2017, compared to 57.7% for the first half of 2016, primarily due to an increase in the commercial multi-peril and commercial automobile loss ratios. The personal lines statutory loss ratio of our insurance subsidiaries increased to 76.8% for the first half of 2017, compared to 65.6% for the first half of 2016, primarily due to an increase in the homeowners and personal automobile loss ratios. Our insurance subsidiaries experienced unfavorable loss reserve development of approximately $8.4 million during the first half of 2017 in their reserves for prior accident years, compared to approximately $3.7 million during the first half of 2016. The development occurred primarily from higher-than-expected severity in the commercial multi-peril and commercial automobile liability lines of business, offset by lower-than-expected severity in the workers’ compensation line of business, in accident years prior to 2017.

Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 32.9% for the first half of 2017, compared to 33.0% for the first half of 2016.

Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were 103.9% and 95.5% for the six months ended June 30, 2017 and 2016, respectively. We attribute the increase in the combined ratio to an increase in the loss ratio for the first half of 2017 compared to the first half of 2016.

Interest Expense. Our interest expense for the first half of 2017 was $746,633, compared to $812,362 for the first half of 2016. We attribute the decrease to lower average borrowings during the first half of 2017 compared to the first half of 2016.

Income Taxes. Income tax expense was $542,190 for the first half of 2017, representing an effective tax rate of 16.3%, compared to income tax expense of $7.6 million for the first half of 2016, representing an effective tax rate of 27.2% . The effective tax rate in both periods represented an estimate based on our projected annual taxable income. The decrease in our effective tax rate was primarily due to tax-exempt interest income representing a larger proportion of income before income tax expense for the first half of 2017 compared to the first half of 2016.

Net Income and Earnings Per Share. Our net income for the first half of 2017 was $2.8 million, or $.10 per share of Class A common stock on a diluted basis and $.09 per share of Class B common stock, compared to net income of $20.4 million, or $.78 per share of Class A common stock on a diluted basis and $.72 per share of Class B common stock, for the first half of 2016. We had 21.7 million and 20.9 million Class A shares outstanding at June 30, 2017 and 2016, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as such obligations and needs arise. Our major sources of funds from operations are the net cash flows we generate from our insurance subsidiaries’ underwriting results, investment income and investment maturities.

Our operations have historically generated sufficient net positive cash flow to fund our commitments and add to our investment portfolio, thereby increasing future investment returns and enhancing our liquidity. The impact of the pooling agreement between Donegal Mutual and Atlantic States has historically been cash-flow positive because of the consistent underwriting profitability of the pool. Donegal Mutual and Atlantic States settle their respective obligations to each other under the pool monthly, thereby resulting in cash flows substantially similar to the cash flows that would result from each company writing the business directly. We have not experienced any unusual variations in the timing of claim payments associated with the loss reserves of our insurance subsidiaries. We maintain significant liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective, thereby providing an additional measure of liquidity to meet our obligations should an unexpected variation occur in the future. Our operating activities provided net cash flows in the first six months of 2017 and 2016 of $44.4 million and $27.5 million, respectively.

At June 30, 2017, we had $34.0 million in outstanding borrowings under our line of credit with M&T and had the ability to borrow an additional $26.0 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus 2.25%. The interest rate on these borrowings was 3.48% at June 30, 2017. At June 30, 2017, Atlantic States had $35.0 million in outstanding advances with the FHLB of Pittsburgh. The interest rate on these advances was 1.25% at June 30, 2017.

The following table shows our expected payments for significant contractual obligations at June 30, 2017:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Net liability for unpaid losses and loss expenses of our insurance subsidiaries	$370,341	$172,659	$170,742	$13,577	$13,363
Subordinated debentures	5,000	—	—	—	5,000
Borrowings under lines of credit	69,000	35,000	34,000	—	—

Total contractual obligations	$444,341	$207,659	$204,742	$13,577	$18,363

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

We discuss in Note 7 - Borrowings our estimate of the timing of the amounts payable for the borrowings under our lines of credit based on their contractual maturities. The borrowings under our lines of credit carry interest rates that vary as we discuss in Note 7 – Borrowings. Based upon the interest rates in effect at June 30, 2017, our annual interest cost associated with the borrowings under our lines of credit is approximately $1.7 million. For every 1% change in the interest rate associated with the borrowings under our lines of credit, the effect on our annual interest cost would be approximately $690,000.

We discuss in Note 7 - Borrowings our estimate of the timing of the amounts payable for the subordinated debentures based on their contractual maturity. The subordinated debentures carry an interest rate of 5%, and any repayment of principal or payment of interest on the subordinated debentures requires prior approval of the Michigan Department of Insurance and Financial Services. Our annual interest cost associated with the subordinated debentures is approximately $250,000.

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the SEC and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the six months ended June 30, 2017 and 2016 . We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through June 30, 2017.

On July 20, 2017, our board of directors declared quarterly cash dividends of 14 cents per share of our Class A common stock and 12.25 cents per share of our Class B common stock, payable on August 15, 2017 to our stockholders of record as of the close of business on August 1, 2017. We are not subject to any restrictions on our payment of dividends to our stockholders, although there are state law restrictions on the payment of dividends by our insurance subsidiaries to us. Dividends from our insurance subsidiaries are our principal source of cash for payment of dividends to our stockholders. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk based capital (“RBC”) requirements that limit their ability to pay dividends to us. Our insurance subsidiaries’ statutory capital and surplus at December 31, 2016 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin. Our insurance subsidiaries paid $5.5 million in dividends to us during the first six months of 2017. Amounts remaining available for distribution to us as dividends from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities in 2017 are $20.3 million from Atlantic States, $3.3 million from Southern, $2.6 million from Le Mars, $1.6 million from Peninsula, $643,035 from Sheboygan and $5.0 million from MICO, or a total of approximately $33.4 million.

At June 30, 2017, we had no material commitments for capital expenditures.

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

There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2016 through June 30, 2017.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at June 30, 2017, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information we are required to disclose in the reports that we file or submit under the Exchange Act, and our disclosure controls and procedures were also effective to ensure that information we disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to affect materially, our internal control over financial reporting.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

We base all statements contained in this Quarterly Report on Form 10-Q that are not historic facts on our current expectations. Such statements are forward-looking in nature (as defined in the Private Securities Litigation Reform Act of 1995) and necessarily involve risks and uncertainties. Forward-looking statements we make may be identified by our use of words such as “will,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “seeks,” “estimates” and similar expressions. Our actual results could vary materially from our forward-looking statements. The factors that could cause our actual results to vary materially from the forward-looking statements we have previously made include, but are not limited to, adverse and catastrophic weather events, our ability to maintain profitable operations, the adequacy of the loss and loss expense reserves of our insurance subsidiaries, business and economic conditions in the areas in which we and our insurance subsidiaries operate, interest rates, competition from various insurance and other financial businesses, terrorism, the availability and cost of reinsurance, legal and judicial developments, changes in regulatory requirements, our ability to integrate and manage successfully the companies we may acquire from time to time and the other risks that we describe from time to time in our filings with the SEC. We disclaim any obligation to update such statements or to announce publicly the results of any revisions that we may make to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Part II. Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our business, results of operations and financial condition, and, therefore, the value of our Class A common stock and our Class B common stock, are subject to a number of risks. For a description of certain risks, we refer to “Risk Factors” in our 2016 Annual Report on Form 10-K we filed with the SEC on March 10, 2017. There have been no material changes in the risk factors we disclosed in that Form 10-K Report during the six months ended June 30, 2017.

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

DONEGAL GROUP INC.

August 8, 2017	By:	/s/ Kevin G. Burke
Kevin G. Burke, President and Chief Executive Officer

August 8, 2017	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Executive Vice President and Chief Financial Officer