Form 10-Q
period 2017-09-30
DONEGAL GROUP INC
filed 2017-11-07
CIK 800457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,854,075 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on October 31, 2017.

DONEGAL GROUP INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Donegal Group Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost	$365,277,271	$336,100,948
Available for sale, at fair value	533,461,436	515,074,940
Equity securities, available for sale, at fair value	50,028,460	47,087,842
Investment in affiliate	39,339,820	37,884,918
Short-term investments, at cost, which approximates fair value	10,731,366	9,371,007

Total investments	998,838,353	945,519,655
Cash	31,541,139	24,587,214
Accrued investment income	6,951,728	6,295,513
Premiums receivable	163,425,210	159,389,667
Reinsurance receivable	283,579,561	263,028,008
Deferred policy acquisition costs	61,877,626	56,309,196
Deferred tax asset, net	18,413,751	19,043,413
Prepaid reinsurance premiums	137,810,229	124,255,495
Property and equipment, net	7,040,213	6,668,489
Accounts receivable—securities	61,446	—
Federal income taxes receivable	2,103,557	1,108,250
Due from affiliate	—	9,204,910
Goodwill	5,625,354	5,625,354
Other intangible assets	958,010	958,010
Other	1,260,508	1,137,863

Total assets	$1,719,486,685	$1,623,131,037

Liabilities and Stockholders’ Equity
Liabilities
Unpaid losses and loss expenses	$644,350,129	$606,664,590
Unearned premiums	515,905,915	466,055,228
Accrued expenses	23,228,360	28,246,691
Reinsurance balances payable	5,682,000	4,369,528
Borrowings under lines of credit	69,000,000	69,000,000
Cash dividends declared to stockholders	—	3,622,821
Subordinated debentures	5,000,000	5,000,000
Accounts payable—securities	260,592	—
Due to affiliate	5,755,652	—
Other	1,577,826	1,556,859

Total liabilities	1,270,760,474	1,184,515,717

Stockholders’ Equity
Preferred stock, $.01 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 40,000,000 shares, issued 24,803,267 and 24,483,377 shares and outstanding 21,800,679 and 21,480,789 shares	248,033	244,834
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	243,628,904	236,851,709
Accumulated other comprehensive loss	(874,094)	(2,254,271)
Retained earnings	246,893,233	244,942,913
Treasury stock, at cost	(41,226,357)	(41,226,357)

Total stockholders’ equity	448,726,211	438,615,320

Total liabilities and stockholders’ equity	$1,719,486,685	$1,623,131,037

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,
	2017	2016
Revenues:
Net premiums earned	$177,283,816	$166,809,851
Investment income, net of investment expenses	5,979,834	5,581,238
Net realized investment gains (includes $561,429 and $1,018,415 accumulated other comprehensive income reclassifications)	561,429	1,018,415
Lease income	113,409	163,779
Installment payment fees	1,373,892	1,380,024
Equity in earnings of Donegal Financial Services Corporation	403,647	357,956

Total revenues	185,716,027	175,311,263

Expenses:
Net losses and loss expenses	114,386,379	111,174,963
Amortization of deferred policy acquisition costs	29,008,000	27,524,000
Other underwriting expenses	31,790,251	28,340,135
Policyholder dividends	1,376,115	1,143,026
Interest	466,262	473,917
Other expenses	176,970	226,183

Total expenses	177,203,977	168,882,224

Income before income tax expense	8,512,050	6,429,039
Income tax expense (includes $196,500 and $356,446 income tax expense from reclassification items)	1,403,476	1,615,635

Net income	$7,108,574	$4,813,404

Earnings per common share:
Class A common stock—basic	$0.27	$0.19

Class A common stock—diluted	$0.26	$0.18

Class B common stock—basic and diluted	$0.24	$0.16

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,
	2017	2016
Net income	$7,108,574	$4,813,404
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) during the period, net of income tax expense (benefit) of $561,247 and ($595,724)	1,042,317	(1,106,346)
Reclassification adjustment for gains included in net income, net of income tax expense of $196,500 and $356,446	(364,929)	(661,969)

Other comprehensive income (loss)	677,388	(1,768,315)

Comprehensive income	$7,785,962	$3,045,089

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Revenues:
Net premiums earned	$521,454,835	$487,227,767
Investment income, net of investment expenses	17,385,103	16,471,630
Net realized investment gains (includes $4,207,710 and $2,204,533 accumulated other comprehensive income reclassifications)	4,207,710	2,204,533
Lease income	383,183	514,768
Installment payment fees	3,813,663	4,109,550
Equity in earnings of Donegal Financial Services Corporation	1,023,212	698,658

Total revenues	548,267,706	511,226,906

Expenses:
Net losses and loss expenses	356,825,751	309,946,943
Amortization of deferred policy acquisition costs	85,391,000	80,034,000
Other underwriting expenses	88,538,755	81,557,159
Policyholder dividends	3,422,672	2,729,595
Interest	1,212,895	1,286,279
Other expenses	1,036,223	1,179,660

Total expenses	536,427,296	476,733,636

Income before income tax expense	11,840,410	34,493,270
Income tax expense (includes $1,472,698 and $771,587 income tax expense from reclassification items)	1,945,666	9,246,299

Net income	$9,894,744	$25,246,971

Earnings per common share:
Class A common stock—basic	$0.37	$0.98

Class A common stock—diluted	$0.36	$0.95

Class B common stock—basic and diluted	$0.33	$0.88

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Net income	$9,894,744	$25,246,971
Other comprehensive income, net of tax
Unrealized gain on securities:
Unrealized holding gain during the period, net of income tax expense of $2,215,869 and $3,768,959	4,115,189	6,999,494
Reclassification adjustment for gains included in net income, net of income tax expense of $1,472,698 and $771,587	(2,735,012)	(1,432,946)

Other comprehensive income	1,380,177	5,566,548

Comprehensive income	$11,274,921	$30,813,519

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(Unaudited)

Nine Months Ended September 30, 2017

	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid- In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2016	24,483,377	5,649,240	$244,834	$56,492	$236,851,709	$(2,254,271)	$244,942,913	$(41,226,357)	$438,615,320
Issuance of common stock	107,223	—	1,073	—	1,693,208	—	—	—	1,694,281
Share-based compensation	212,667	—	2,126	—	4,596,068	—	—	—	4,598,194
Net income	—	—	—	—	—	—	9,894,744	—	9,894,744
Cash dividends declared	—	—	—	—	—	—	(7,456,505)	—	(7,456,505)
Grant of stock options	—	—	—	—	487,919	—	(487,919)	—	—
Other comprehensive income	—	—	—	—	—	1,380,177	—	—	1,380,177

Balance, September 30, 2017	24,803,267	5,649,240	$248,033	$56,492	$243,628,904	$(874,094)	$246,893,233	$(41,226,357)	$448,726,211

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$9,894,744	$25,246,971

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	4,791,010	5,365,877
Net realized investment gains	(4,207,710)	(2,204,533)
Equity in earnings of Donegal Financial Services Corporation	(1,023,212)	(698,658)
Changes in assets and liabilities:
Losses and loss expenses	37,685,539	16,062,834
Unearned premiums	49,850,687	46,939,580
Premiums receivable	(4,035,543)	(24,494,489)
Deferred acquisition costs	(5,568,430)	(5,295,901)
Deferred income taxes	(113,508)	1,725,335
Reinsurance receivable	(20,551,553)	299,487
Prepaid reinsurance premiums	(13,554,734)	(13,908,998)
Accrued investment income	(656,215)	(826,563)
Due to affiliate	14,960,562	421,781
Reinsurance balances payable	1,312,472	(422,181)
Current income taxes	(995,307)	(335,617)
Accrued expenses	(5,018,331)	(1,393,305)
Other, net	(101,676)	(185,278)

Net adjustments	52,774,051	21,049,371

Net cash provided by operating activities	62,668,795	46,296,342

Cash Flows from Investing Activities:
Purchases of fixed maturities, held to maturity	(43,710,213)	(35,461,529)
Purchases of fixed maturities, available for sale	(105,011,666)	(127,113,153)
Purchases of equity securities, available for sale	(9,030,858)	(10,753,187)
Maturity of fixed maturities:
Held to maturity	14,580,714	13,603,700
Available for sale	75,856,616	64,406,512
Sales of fixed maturities, available for sale	9,634,968	52,032,208
Sales of equity securities, available for sale	10,782,859	5,068,287
Net purchases of property and equipment	(740,608)	(260,968)
Net (purchases) sales of short-term investments	(1,360,359)	4,181,329

Net cash used in investing activities	(48,998,547)	(34,296,801)

Cash Flows from Financing Activities:
Cash dividends paid	(11,079,326)	(10,497,404)
Issuance of common stock	4,363,003	9,489,253
Payment on lines of credit	—	(7,000,000)

Net cash used in financing activities	(6,716,323)	(8,008,151)

Net increase in cash	6,953,925	3,991,390
Cash at beginning of period	24,587,214	28,139,144

Cash at end of period	$31,541,139	$32,130,534

Cash paid during period—Interest	$1,016,678	$1,001,870
Net cash paid during period—Taxes	$3,050,000	$8,255,000

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

At September 30, 2017, Donegal Mutual held approximately 45% of our outstanding Class A common stock and approximately 83% of our outstanding Class B common stock. That ownership provides Donegal Mutual with approximately 73% of the combined voting power of our outstanding shares of Class A common stock and our outstanding shares of Class B common stock. We believe Donegal Mutual’s voting control of us benefits us for the reasons we describe in our Annual Reports on Form 10-K and in our proxy statements. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to a pooling agreement and other intercompany agreements and transactions. While each company maintains its separate corporate existence, Donegal Mutual and our insurance subsidiaries conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

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

Donegal Mutual completed the merger of Mountain States Mutual Casualty Company (“Mountain States”) with and into Donegal Mutual effective May 25, 2017. Donegal Mutual was the surviving company in the merger, and Mountain States’ insurance subsidiaries, Mountain States Indemnity Company and Mountain States Commercial Insurance Company, became insurance subsidiaries of Donegal Mutual upon completion of the merger. Upon completion of the merger, Donegal Mutual assumed all of the policy obligations of Mountain States and began to market its products together with its insurance subsidiaries as the Mountain States Insurance Group in four Southwestern states. For an indefinite period of time, Donegal Mutual will exclude the business of the Mountain States Insurance Group from the pooling agreement with Atlantic States. As a result, our consolidated financial results will exclude the results of Donegal Mutual’s operations in those Southwestern states.

The same executive management and underwriting personnel administer products, classes of business underwritten, pricing practices and underwriting standards of Donegal Mutual and our insurance subsidiaries. In addition, as the Donegal Insurance Group, Donegal Mutual and our insurance subsidiaries share a combined business plan to achieve market penetration and underwriting profitability objectives. The products our insurance subsidiaries and Donegal Mutual market are generally complementary, thereby allowing the Donegal Insurance Group to offer a broader range of products to a given market and to expand the Donegal Insurance Group’s ability to service entire personal lines or commercial lines accounts. Distinctions within the products Donegal Mutual and our insurance subsidiaries offer relate generally to specific risk profiles targeted within similar classes of business, such as preferred tier products versus standard tier products, but we do not allocate all of the standard risk gradients to any specific company within the Donegal Insurance Group. Therefore, the underwriting profitability of the business the individual companies write directly will vary. However, because the risk characteristics of all business Donegal Mutual and Atlantic States write directly are homogenized within the underwriting pool, Donegal Mutual and Atlantic States share the underwriting results in proportion to their respective participation in the underwriting pool.

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the SEC and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the nine months ended September 30, 2017 or 2016. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through September 30, 2017.

2—Basis of Presentation

Our financial information for the interim periods included in this Form 10-Q Report is unaudited; however, our financial information we include in this Form 10-Q Report reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of our management, are necessary for a fair presentation of our financial position, results of operations and cash flows for those interim periods. Our results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results of operations we expect for the year ending December 31, 2017.

We recommend you read the interim financial statements we include in this Form 10-Q Report in conjunction with the financial statements and the notes to our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

3—Earnings Per Share

We have two classes of common stock, which we refer to as our Class A common stock and our Class B common stock. Our certificate of incorporation provides that whenever our board of directors declares a dividend on our Class B common stock, our board of directors shall simultaneously declare a dividend on our Class A common stock that is payable to the holders of our Class A common stock at the same time and as of the same record date at a rate that is at least 10% greater than the rate at which our board of directors declared a dividend on our Class B common stock. Accordingly, we use the two-class method to compute our earnings per common share. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of common stock based on dividends we have declared and an allocation of our remaining undistributed earnings using a participation percentage that reflects the dividend rights of each class. The table below presents for the periods indicated a reconciliation of the numerators and denominators we used to compute basic and diluted net income per share for our Class A common stock and our Class B common stock:

	Three Months Ended September 30,
	2017		2016
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic net income per share:
Numerator:
Allocation of net income	$5,787	$1,322	$3,901	$912

Denominator:
Weighted-average shares outstanding	21,756	5,577	21,078	5,577

Basic net income per share	$0.27	$0.24	$0.19	$0.16

Diluted net income per share:
Numerator:
Allocation of net income	$5,787	$1,322	$3,901	$912

Denominator:
Number of shares used in basic computation	21,756	5,577	21,078	5,577
Weighted-average shares effect of dilutive securities
Director and employee stock options	461	—	831	—

Number of shares used in diluted computation	22,217	5,577	21,909	5,577

Diluted net income per share	$0.26	$0.24	$0.18	$0.16

	Nine Months Ended September 30,
	2017		2016
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic net income per share:
Numerator:
Allocation of net income	$8,066	$1,829	$20,329	$4,918

Denominator:
Weighted-average shares outstanding	21,669	5,577	20,791	5,577

Basic net income per share	$0.37	$0.33	$0.98	$0.88

Diluted net income per share:
Numerator:
Allocation of net income	$8,066	$1,829	$20,329	$4,918

Denominator:
Number of shares used in basic computation	21,669	5,577	20,791	5,577
Weighted-average shares effect of dilutive securities
Director and employee stock options	778	—	560	—

Number of shares used in diluted computation	22,447	5,577	21,351	5,577

Diluted net income per share	$0.36	$0.33	$0.95	$0.88

We did not include outstanding options to purchase the following number of shares of our Class A common stock in our computation of diluted earnings per share because the exercise price of the options exceeded the average market price of our Class A common stock during the applicable periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Number of options to purchase Class A shares excluded	5,178,629	—	1,382,400	—

4—Reinsurance

Atlantic States and Donegal Mutual have participated in a pooling agreement since 1986 under which they pool substantially all of their direct premiums written, and Atlantic States and Donegal Mutual then share the underwriting results of the pool in accordance with the terms of the pooling agreement. Atlantic States has an 80% share of the results of the pool, and Donegal Mutual has a 20% share of the results of the pool.

Our insurance subsidiaries and Donegal Mutual purchase certain third-party reinsurance on a combined basis. Le Mars, MICO, Peninsula and Sheboygan also separately purchase third-party reinsurance that provides that insurance subsidiary with reinsurance coverage that we believe is commensurate with its respective size and risk exposures. Our insurance subsidiaries use several different reinsurers, all of which have an A.M. Best rating of A- (Excellent) or better or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A- rating from A.M. Best. The following information describes the external reinsurance our insurance subsidiaries have in place for 2017:

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

We have made no significant changes to our third-party reinsurance or the reinsurance agreements between our insurance subsidiaries and Donegal Mutual during the nine months ended September 30, 2017.

5—Investments

The amortized cost and estimated fair values of our fixed maturities and equity securities at September 30, 2017 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$70,145	$1,357	$444	$71,058
Obligations of states and political subdivisions	136,835	10,941	152	147,624
Corporate securities	106,387	2,786	1,077	108,096
Mortgage-backed securities	51,910	818	77	52,651

Totals	$365,277	$15,902	$1,750	$379,429

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$47,217	$63	$499	$46,781
Obligations of states and political subdivisions	135,367	4,874	270	139,971
Corporate securities	100,230	1,228	347	101,111
Mortgage-backed securities	246,925	794	2,121	245,598

Fixed maturities	529,739	6,959	3,237	533,461
Equity securities	44,819	5,855	646	50,028

Totals	$574,558	$12,814	$3,883	$583,489

At September 30, 2017, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $197.1 million and an amortized cost of $187.3 million. Our holdings at September 30, 2017 also included special revenue bonds with an aggregate fair value of $90.5 million and an amortized cost of $84.9 million. With respect to both categories of those bonds at September 30, 2017, we held no securities of any issuer that comprised more than 10% of our holdings of either bond category. Education bonds and water and sewer utility bonds represented 54% and 24%, respectively, of our total investments in special revenue bonds based on the carrying values of these investments at September 30, 2017. Many of the issuers of the special revenue bonds we held at September 30, 2017 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held at September 30, 2017 were similar to general obligation bonds.

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

We made reclassifications from available for sale to held to maturity of certain fixed maturities at fair value on November 30, 2013. We segregated within accumulated other comprehensive loss the net unrealized losses of $15.1 million arising prior to the November 30, 2013 reclassifications. We are amortizing this balance over the remaining life of the related securities as an adjustment to yield in a manner consistent with the accretion of discount on the same fixed maturities. We recorded amortization of $909,044 and $1.0 million in other comprehensive income during the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017 and December 31, 2016, net unrealized losses of $10.1 million and $11.0 million, respectively, remained within accumulated other comprehensive loss.

We show below the amortized cost and estimated fair value of our fixed maturities at September 30, 2017 by contractual maturity. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Held to maturity	(in thousands)
Due in one year or less	$6,681	$6,689
Due after one year through five years	52,418	53,656
Due after five years through ten years	139,103	143,566
Due after ten years	115,165	122,867
Mortgage-backed securities	51,910	52,651

Total held to maturity	$365,277	$379,429

Available for sale
Due in one year or less	$54,276	$55,289
Due after one year through five years	94,106	95,647
Due after five years through ten years	110,187	111,712
Due after ten years	24,245	25,215
Mortgage-backed securities	246,925	245,598

Total available for sale	$529,739	$533,461

Gross realized gains and losses from investments before applicable income taxes for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Gross realized gains:
Fixed maturities	$87	$289	$138	$2,129
Equity securities	513	1,170	4,142	1,226

	600	1,459	4,280	3,355

Gross realized losses:
Fixed maturities	39	22	69	280
Equity securities	—	419	3	870

	39	441	72	1,150

Net realized gains	$561	$1,018	$4,208	$2,205

We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at September 30, 2017 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$50,877	$865	$1,919	$78
Obligations of states and political subdivisions	19,651	366	4,601	56
Corporate securities	39,754	735	16,426	689
Mortgage-backed securities	176,141	1,677	16,653	521
Equity securities	4,678	475	766	171

Totals	$291,101	$4,118	$40,365	$1,515

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

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we write down the investment to its fair value, and we reflect the amount of the write-down as a realized loss in our results of operations when we consider the decline in value of an individual equity security investment to be other than temporary. We monitor all investments individually for other-than-temporary declines in value. Generally, we assume there has been an other-than-temporary decline in value if an individual equity security has depreciated in value by more than 20% of our original cost and has been in such an unrealized loss position for more than six months. We held seven equity securities that were in an unrealized loss position at September 30, 2017. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we considered these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize the impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred with respect to that security. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, issuer or geographic events that have negatively impacted the value of a security and rating agency downgrades. We held 232 debt securities that were in an unrealized loss position at September 30, 2017. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary.

We amortize premiums and discounts on debt securities over the life of the security as an adjustment to yield using the effective interest method. We compute realized investment gains and losses using the specific identification method.

We amortize premiums and discounts on mortgage-backed debt securities using anticipated prepayments.

Our investment in affiliate represents our 48.2% ownership interest in DFSC. We account for our investment in affiliate using the equity method of accounting. Under this method, we record our investment at cost, with adjustments for our share of DFSC’s earnings and losses as well as changes in the equity of DFSC due to unrealized gains and losses. We include our share of DFSC’s net income in our results of operations. We have compiled the following summary financial information for DFSC at September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016, respectively, from the financial statements of DFSC. The financial information of DFSC at September 30, 2017 and 2016 and for the three and nine months then ended is unaudited.

Balance sheets:	September 30, 2017	December 31, 2016
	(in thousands)
Total assets	$559,961	$535,590

Total liabilities	$478,455	$457,101
Stockholders’ equity	81,506	78,489

Total liabilities and stockholders’ equity	$559,961	$535,590

	Three Months Ended September 30,		Nine Months Ended September 30,
Income statements:	2017	2016	2017	2016
	(in thousands)		(in thousands)
Net income	$837	$742	$2,122	$1,449

6—Segment Information

We evaluate the performance of our personal lines and commercial lines segments based upon the underwriting results of our insurance subsidiaries using statutory accounting principles (“SAP”) that various state insurance departments prescribe or permit. Our management uses SAP to measure the performance of our insurance subsidiaries instead of United States generally accepted accounting principles (“GAAP”). SAP financial measures are considered non-GAAP financial measures under applicable SEC rules because they include or exclude certain items that the most comparable GAAP financial measures do not ordinarily include or exclude. For more information about non-GAAP financial measures, we refer you to “Non-GAAP Information” under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q.

Financial data by segment for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,
	2017	2016
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$80,724	$75,571
Personal lines	96,560	91,239

Premiums earned	177,284	166,810
Net investment income	5,980	5,581
Realized investment gains	561	1,018
Equity in earnings of DFSC	404	358
Other	1,487	1,544

Total revenues	$185,716	$175,311

Income before income taxes:
Underwriting income (loss):
Commercial lines	$8,998	$3,701
Personal lines	(8,919)	(5,861)

SAP underwriting income (loss)	79	(2,160)
GAAP adjustments	644	788

GAAP underwriting income (loss)	723	(1,372)
Net investment income	5,980	5,581
Realized investment gains	561	1,018
Equity in earnings of DFSC	404	358
Other	844	844

Income before income taxes	$8,512	$6,429

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$236,437	$218,405
Personal lines	285,018	268,823

Premiums earned	521,455	487,228
Net investment income	17,385	16,472
Realized investment gains	4,208	2,205
Equity in earnings of DFSC	1,023	699
Other	4,197	4,623

Total revenues	$548,268	$511,227

Income before income taxes:
Underwriting income (loss):
Commercial lines	$12,670	$14,118
Personal lines	(31,816)	(6,953)

SAP underwriting (loss) income	(19,146)	7,165
GAAP adjustments	6,423	5,795

GAAP underwriting (loss) income	(12,723)	12,960
Net investment income	17,385	16,472
Realized investment gains	4,208	2,205
Equity in earnings of DFSC	1,023	699
Other	1,947	2,157

Income before income taxes	$11,840	$34,493

7—Borrowings

Lines of Credit

In July 2017, we renewed our existing credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a $60.0 million unsecured, revolving line of credit. The line of credit expires in July 2020. We have the right to request a one-year extension of the credit agreement as of each anniversary date of the credit agreement. At September 30, 2017, we had $34.0 million in outstanding borrowings from M&T and had the ability to borrow an additional $26.0 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus 2.25%. The interest rate on our outstanding borrowings from M&T is adjustable quarterly, and, at September 30, 2017, that interest rate was 3.49%. We pay a fee of 0.25% per annum on the loan commitment amount regardless of usage. The credit agreement requires our compliance with certain covenants. These covenants include minimum levels of our net worth, leverage ratio, statutory surplus and the A.M. Best ratings of our insurance subsidiaries. We were in compliance with all requirements of the credit agreement during the nine months ended September 30, 2017.

MICO is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis. Through its membership, MICO has the ability to issue debt to the FHLB of Indianapolis in exchange for cash advances. MICO had no outstanding borrowings with the FHLB of Indianapolis at September 30, 2017. The table below presents the amount of FHLB of Indianapolis stock MICO purchased, collateral pledged and assets related to MICO’s membership in the FHLB of Indianapolis at September 30, 2017.

FHLB of Indianapolis stock purchased and owned	$267,700
Collateral pledged, at par (carrying value $2,753,427)	2,850,000
Borrowing capacity currently available	2,623,990

Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. Atlantic States had $35.0 million in outstanding advances at September 30, 2017. The interest rate on the advances was 1.25% at September 30, 2017. The table below presents the amount of FHLB of Pittsburgh stock Atlantic States purchased, collateral pledged and assets related to Atlantic States’ membership in the FHLB of Pittsburgh at September 30, 2017.

FHLB of Pittsburgh stock purchased and owned	$1,599,700
Collateral pledged, at par (carrying value $37,989,459)	38,391,248
Borrowing capacity currently available	1,903,348

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

We charged compensation expense related to our stock compensation plans against income before income taxes of $411,450 and $414,696 for the three months ended September 30, 2017 and 2016, respectively, with a corresponding income tax benefit of $144,008 and $145,143, respectively. We charged compensation expense related to our stock compensation plans against income before income taxes of $1.6 million and $2.0 million for the nine months ended September 30, 2017 and 2016, respectively, with a corresponding income tax benefit of $564,075 and $710,584, respectively. At September 30, 2017, we had $2.0 million of unrecognized compensation expense related to nonvested share-based compensation granted under our stock compensation plans that we expect to recognize over a weighted average period of approximately 1.5 years.

We received cash from option exercises under all stock compensation plans during the three months ended September 30, 2017 and 2016 of $765,127 and $3.7 million, respectively. We received cash from option exercises under all stock compensation plans during the nine months ended September 30, 2017 and 2016 of $2.9 million and $7.8 million, respectively. We realized actual tax benefits for the tax deductions related to option exercises of $42,411 and $243,656 for the three months ended September 30, 2017 and 2016, respectively. We realized actual tax benefits for the tax deductions related to option exercises of $220,767 and $521,852 for the nine months ended September 30, 2017 and 2016, respectively.

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

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. These pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates we obtain from the pricing services are representative of fair values based upon our investment personnel’s general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel regularly monitor the market, current trading ranges for similar securities and the pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, interest rates, security types and recent trading activity. Our investment personnel periodically review documentation with respect to the pricing services’ pricing methodology that they obtain to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At September 30, 2017, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at September 30, 2017, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

We present our cash and short-term investments at estimated fair value. We classify these items as Level 1.

The carrying values we report in our balance sheet for premium receivables and reinsurance receivables and payables for premiums and paid losses and loss expenses approximate their fair values. The carrying amounts we report in our balance sheets for our subordinated debentures and borrowings under lines of credit approximate their fair values. We classify these items as Level 3.

We evaluate our assets and liabilities to determine the appropriate level at which to classify them for each reporting period.

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at September 30, 2017:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$46,781	$—	$46,781	$—
Obligations of states and political subdivisions	139,971	—	139,971	—
Corporate securities	101,111	—	101,111	—
Mortgage-backed securities	245,598	—	245,598	—
Equity securities	37,041	37,041	—	—

Total investments in the fair value hierarchy	570,502	37,041	533,461	—

Investment measured at net asset value	12,987	—	—	—

Totals	$583,489	$37,041	$533,461	$—

We did not transfer any investments between Levels 1 and 2 during the nine months ended September 30, 2017.

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

10—Income Taxes

At September 30, 2017 and December 31, 2016, respectively, we had no material unrecognized tax benefits or accrued interest and penalties. Tax years 2014 through 2017 remained open for examination at September 30, 2017. We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of our tax assets. We established a valuation allowance of $440,778 related to a portion of the net operating loss carryforward of Le Mars at January 1, 2004. We have determined that we are not required to establish a valuation allowance for our other deferred tax assets of $45.7 million and $43.1 million at September 30, 2017 and December 31, 2016, respectively, because it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income and the implementation of tax planning strategies. Our deferred tax assets include a net operating loss carryforward of $2.0 million related to Le Mars, which will begin to expire in 2020 if not previously utilized. This carryforward is subject to an annual limitation in the amount that we can use in any one year of approximately $376,000. Our deferred tax assets also include an alternative minimum tax credit carryforward of $7.4 million with an indefinite life.

11—Liability for Losses and Loss Expenses

The establishment of an appropriate liability for losses and loss expenses is an inherently uncertain process, and we can provide no assurance that our insurance subsidiaries’ ultimate liability for losses and loss expenses will not exceed their loss and loss expense reserves and have an adverse effect on our results of operations and financial condition. Furthermore, we cannot predict the timing, frequency and extent of adjustments to our insurance subsidiaries’ estimated future liabilities, because the historical conditions and events that serve as a basis for our insurance subsidiaries’ estimates of ultimate claim costs may change. As is the case for substantially all property and casualty insurance companies, our insurance subsidiaries have found it necessary in the past to increase their estimated future liabilities for losses and loss expenses in certain periods, and, in other periods, their estimated future liabilities for losses and loss expenses have exceeded their actual liabilities for losses and loss expenses. Changes in our insurance subsidiaries’ estimate of their liability for losses and loss expenses generally reflect actual payments and their evaluation of information received subsequent to the prior reporting period.

We summarize activity in our insurance subsidiaries’ liability for losses and loss expenses as follows:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Balance at January 1	$606,665	$578,205
Less reinsurance recoverable	(259,147)	(256,151)

Net balance at January 1	347,518	322,054

Incurred related to:
Current year	351,812	307,826
Prior years	5,014	2,121

Total incurred	356,826	309,947

Paid related to:
Current year	201,849	169,798
Prior years	133,587	122,162

Total paid	335,436	291,960

Net balance at end of period	368,908	340,041
Plus reinsurance recoverable	275,442	254,227

Balance at end of period	$644,350	$594,268

Our insurance subsidiaries recognized an increase in their liability for losses and loss expenses of prior years of $5.0 million and $2.1 million for the nine months ended September 30, 2017 and 2016, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy, key reserving assumptions or claims management personnel, and our insurance subsidiaries have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those periods. The 2017 development represented 1.4% of the December 31, 2016 net carried reserves and resulted primarily from higher-than-expected severity in the commercial multi-peril and commercial automobile liability lines of business, offset by lower-than-expected severity in the workers’ compensation line of business, in accident years prior to 2017. The majority of the 2017 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States and Peninsula. The 2016 development represented 0.7% of the December 31, 2015 net carried reserves and resulted primarily from higher-than-expected severity in the commercial multi-peril and commercial automobile liability lines of business, offset by lower-than-expected severity in the workers’ compensation line of business, in accident years prior to 2016. The majority of the 2016 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States and Peninsula.

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

Our insurance subsidiaries determine incurred but not reported (“IBNR”) reserves by subtracting the cumulative loss and loss expense amounts our insurance subsidiaries have paid and the case reserves our insurance subsidiaries have established at the balance sheet date from their actuaries’ estimate of the ultimate cost of losses and loss expenses. Accordingly, the IBNR reserves of our insurance subsidiaries include their actuaries’ projections of the cost of unreported claims as well as their actuaries’ projected development of case reserves on known claims and reopened claims. Our insurance subsidiaries’ methodology for estimating IBNR reserves has been in place for many years, and their actuaries made no significant changes to that methodology during the nine months ended September 30, 2017.

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

Our insurance subsidiaries create a claim file when they receive notice of an actual demand for payment, an event that may lead to a demand for payment or when they otherwise determine that a demand for payment could potentially lead to a future demand for payment on another coverage under the same policy or another policy they have issued. In recent years, our insurance subsidiaries have noted an increase in the period of time between the occurrence of a casualty loss event and the date at which they receive notice of a liability claim. Changes in the length of time between the loss occurrence date and the claim reporting date affect the actuaries’ ability to predict loss frequency accurately and the amount of IBNR reserves our insurance subsidiaries require.

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

12—Impact of New Accounting Standards

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. While this guidance will replace most existing GAAP revenue recognition guidance, the scope of the guidance excludes insurance contracts. The new standard is effective on January 1, 2018. The standard permits the use of either the retrospective or the cumulative effect transition method. Because the accounting for insurance contracts is outside of the scope of the standard, we do not expect the adoption of this guidance to have a significant impact on our financial position, results of operations or cash flows.

In January 2016, the FASB issued guidance that generally requires entities to measure equity investments at fair value and recognize changes in fair value in their results of operations. This guidance also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring entities to perform a qualitative assessment to identify impairment. The FASB issued other disclosure and presentation improvements related to financial instruments within the guidance. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017. As a result of this guidance, we will reflect changes in the fair value of our equity investments in our results of operations beginning January 1, 2018.

In February 2016, the FASB issued guidance that requires lessees to recognize leases, including operating leases, on the lessee’s balance sheet, unless a lease is considered a short-term lease. This guidance also requires entities to make new judgments to identify leases. The guidance is effective for annual and interim reporting periods beginning after December 15, 2018 and permits early adoption. We do not expect the adoption of this guidance to have a significant impact on our financial position, results of operations or cash flows.

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

In June 2016, the FASB issued guidance that amends previous guidance on the impairment of financial instruments by adding an impairment model that requires an entity to recognize expected credit losses as an allowance rather than impairments as credit losses are incurred. The intent of this guidance is to reduce complexity and result in a more timely recognition of expected credit losses. The guidance is effective for annual and interim reporting periods beginning after December 15, 2019. We do not expect the adoption of this guidance to have a significant impact on our financial position, results of operations or cash flows.

In March 2017, the FASB issued guidance that amends previous guidance on the amortization period for certain purchased callable debt securities held at a premium. This new guidance shortens the amortization period to the earliest call date. The intent of the new guidance is to align interest income recognition with the expectations incorporated in the market pricing on the underlying securities. The new standard is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. We adopted this guidance effective January 1, 2017. The adoption of this guidance did not have a significant impact on our financial position, results of operations or cash flows.

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

Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced a decrease in claims frequency on workers’ compensation claims during the past several years while the severity of these claims has gradually increased. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on workers’ compensation claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at September 30, 2017. For every 1% change in our insurance subsidiaries’ estimate for loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $3.7 million.

The establishment of appropriate liabilities is an inherently uncertain process and we can provide no assurance that our insurance subsidiaries’ ultimate liability will not exceed our insurance subsidiaries’ loss and loss expense reserves and have an adverse effect on our results of operations and financial condition. Furthermore, we cannot predict the timing, frequency and extent of adjustments to our insurance subsidiaries’ estimated future liabilities, because the historical conditions and events that serve as a basis for our insurance subsidiaries’ estimates of ultimate claim costs may change. As is the case for substantially all property and casualty insurance companies, our insurance subsidiaries have found it necessary in the past to increase their estimated future liabilities for losses and loss expenses in certain periods and, in other periods, their estimated future liabilities for losses and loss expenses have exceeded their actual liabilities for losses and loss expenses. Changes in our insurance subsidiaries’ estimates of their liability for losses and loss expenses generally reflect actual payments and their evaluation of information received subsequent to the prior reporting period.

Excluding the impact of severe weather events, our insurance subsidiaries have noted stable amounts in the number of claims incurred and a slight downward trend in the number of claims outstanding at period ends relative to their premium base in recent years across most of their lines of business. However, the amount of the average claim outstanding has increased gradually over the past several years due to various factors such as rising medical loss costs and increased litigation trends. We have also experienced a general slowing of settlement rates in litigated claims. Our insurance subsidiaries could have to make further adjustments to their estimates in the future. However, on the basis of our insurance subsidiaries’ internal procedures, which analyze, among other things, their prior assumptions, their experience with similar cases and historical trends such as reserving patterns, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes, we believe that our insurance subsidiaries have made adequate provision for their liability for losses and loss expenses.

Atlantic States’ participation in the pool with Donegal Mutual exposes Atlantic States to adverse loss development on the business of Donegal Mutual that the pool includes. However, pooled business represents the predominant percentage of the net underwriting activity of both companies, and Donegal Mutual and Atlantic States share proportionately any adverse risk development relating to the pooled business. The business in the pool is homogeneous and each company has a pro-rata share of the entire pool. Since the predominant percentage of the business of Atlantic States and Donegal Mutual is pooled and the results shared by each company according to its participation level under the terms of the pooling agreement, the intent of the underwriting pool is to produce a more uniform and stable underwriting result from year to year for each company than either would experience individually and to spread the risk of loss between the companies.

Donegal Mutual and our insurance subsidiaries operate together as the Donegal Insurance Group and share a combined business plan designed to achieve market penetration and underwriting profitability objectives. The products our insurance subsidiaries and Donegal Mutual offer are generally complementary, thereby allowing Donegal Insurance Group to offer a broader range of products to a given market and to expand Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account. Distinctions within the products of Donegal Mutual and our insurance subsidiaries generally relate to specific risk profiles targeted within similar classes of business, such as preferred tier products compared to standard tier products, but we do not allocate all of the standard risk gradients to one company. Therefore, the underwriting profitability of the business the individual companies write directly will vary. However, because the pool homogenizes the risk characteristics of the predominant percentage of the business Donegal Mutual and Atlantic States write directly and each company shares the underwriting results according to each company’s participation percentage, each company realizes its percentage share of the underwriting results of the pool.

Our insurance subsidiaries’ unpaid liability for losses and loss expenses by major line of business at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
	(in thousands)
Commercial lines:
Automobile	$68,515	$58,615
Workers’ compensation	104,605	104,446
Commercial multi-peril	67,084	60,887
Other	3,640	3,868

Total commercial lines	243,844	227,816

Personal lines:
Automobile	103,109	100,498
Homeowners	19,848	17,286
Other	2,107	1,918

Total personal lines	125,064	119,702

Total commercial and personal lines	368,908	347,518
Plus reinsurance recoverable	275,442	259,147

Total liability for unpaid losses and loss expenses	$644,350	$606,665

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

Percentage Change in Loss and Loss Expense Reserves Net of Reinsurance	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at September 30, 2017	Percentage Change in Stockholders’ Equity at September 30, 2017(1)	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2016	Percentage Change in Stockholders’ Equity at December 31, 2016(1)
(dollars in thousands)
(10.0)%	$332,017	5.3%	$312,766	5.1%
(7.5)	341,240	4.0	321,454	3.9
(5.0)	350,463	2.7	330,142	2.6
(2.5)	359,685	1.3	338,830	1.3
Base	368,908	—	347,518	—
2.5	378,131	(1.3)	356,206	(1.3)
5.0	387,353	(2.7)	364,894	(2.6)
7.5	396,576	(4.0)	373,582	(3.9)
10.0	405,799	(5.3)	382,270	(5.1)

(1)	Net of income tax effect.

Non-GAAP Information

We prepare our consolidated financial statements on the basis of GAAP. Our insurance subsidiaries also prepare financial statements based on statutory accounting principles state insurance regulators prescribe or permit (“SAP”). SAP financial measures are considered non-GAAP financial measures under applicable SEC rules because the SAP financial measures include or exclude certain items that the most comparable GAAP financial measures do not ordinarily include or exclude. Our calculation of non-GAAP financial measures may differ from similar measures other companies use, so investors should exercise caution when comparing our non-GAAP financial measures to the non-GAAP financial measures other companies use.

Because our insurance subsidiaries do not prepare GAAP financial statements, we evaluate the performance of our personal lines and commercial lines segments utilizing SAP financial measures that reflect the growth trends and underwriting results of our insurance subsidiaries. The SAP financial measures we utilize are net premiums written and statutory combined ratio.

Net Premiums Written

We define net premiums written as the amount of full-term premiums our insurance subsidiaries record for policies effective within a given period less premiums our insurance subsidiaries cede to reinsurers. Net premiums earned is the most comparable GAAP financial measure to net premiums written. Net premiums earned represent the sum of the amount of net premiums written and the change in net unearned premiums during a given period. Our insurance subsidiaries earn premiums and recognize them as revenue over the terms of their policies, which are one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding 12-month period compared to the comparable period one year earlier.

The following table provides a reconciliation of our net premiums earned to our net premiums written for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net premiums earned	$177,284	$166,810	$521,455	$487,228
Change in net unearned premiums	5,194	5,138	36,296	33,030

Net premiums written	$182,478	$171,948	$557,751	$520,258

Statutory Combined Ratio

The combined ratio is a standard measurement of underwriting profitability for an insurance company. The combined ratio does not reflect investment income, net realized investment gains or losses, federal income taxes or other non-operating income or expense. A combined ratio of less than 100% generally indicates underwriting profitability.

The statutory combined ratio is a non-GAAP financial measure that is based upon amounts determined under SAP. We calculate our statutory combined ratio as the sum of:

•	the statutory loss ratio, which is the ratio of calendar-year net incurred losses and loss expenses to net premiums earned;

•	the statutory expense ratio, which is the ratio of expenses incurred for net commissions, premium taxes and underwriting expenses to net premiums written; and

•	the statutory dividend ratio, which is the ratio of dividends to holders of workers’ compensation policies to net premiums earned.

The calculation of our statutory combined ratio differs from the calculation of our GAAP combined ratio. In calculating our GAAP combined ratio, we do not deduct installment payment fees from incurred expenses, and we base the expense ratio on net premiums earned instead of net premiums written. Differences between our GAAP loss ratio and our statutory loss ratio result from anticipating salvage and subrogation recoveries for our GAAP loss ratio but not for our statutory loss ratio.

Combined Ratios

The following table presents comparative details with respect to our GAAP and statutory combined ratios for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
GAAP Combined Ratios (Total Lines)
Loss ratio (non-weather)	54.2%	59.6%	58.2%	57.5%
Loss ratio (weather-related)	10.3	7.0	10.2	6.1
Expense ratio	34.3	33.5	33.3	33.2
Dividend ratio	0.8	0.7	0.7	0.5

Combined ratio	99.6%	100.8%	102.4%	97.3%

Statutory Combined Ratios
Commercial lines:
Automobile	116.6%	110.8%	110.5%	106.5%
Workers’ compensation	67.6	86.8	78.5	85.3
Commercial multi-peril	86.7	94.7	96.6	88.5
Total commercial lines	86.9	94.3	91.8	90.3
Personal lines:
Automobile	103.8	105.9	105.8	102.6
Homeowners	117.0	101.5	115.2	97.1
Total personal lines	107.5	103.6	108.2	99.9
Total commercial and personal lines	98.2	99.5	100.8	95.6

Investments

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we write down an individual investment to its fair value and we reflect the amount of the write-down as a realized loss in our results of operations when we consider the decline in value of the individual investment to be other than temporary. We monitor all investments individually for other-than-temporary declines in value. Generally, we assume there has been an other-than-temporary decline in value if an individual equity security has depreciated in value by more than 20% of our original cost and has been in such an unrealized loss position for more than six months. We held seven equity securities that were in an unrealized loss position at September 30, 2017. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we considered these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize the impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect on the debt security. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, company or geographic events that have negatively impacted the value of a security or rating agency downgrades. We held 232 debt securities that were in an unrealized loss position at September 30, 2017. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary. We did not recognize any impairment losses in our results of operations for the nine months ended September 30, 2017 or 2016.

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount we could realize if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates we obtain from the pricing services are representative of fair values based upon the general market knowledge of our investment personnel, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security types and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At September 30, 2017, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at September 30, 2017, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

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

Results of Operations—Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the third quarter of 2017 were $177.3 million, an increase of $10.5 million, or 6.3%, compared to $166.8 million for the third quarter of 2016, reflecting increases in net premiums written during 2017 and 2016.

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the three months ended September 30, 2017 were $182.5 million, an increase of $10.5 million, or 6.1%, from the $171.9 million of net premiums written for the third quarter of 2016. We attribute the increase primarily to the impact of premium rate increases and an increase in the writing of new accounts in both personal and commercial lines of business. Personal lines net premiums written increased $7.2 million, or 7.3%, for the third quarter of 2017 compared to the third quarter of 2016. We attribute the increase in personal lines primarily to an increase in new business and premium rate increases our insurance subsidiaries implemented throughout 2016 and 2017. Commercial lines net premiums written increased $3.3 million, or 4.6%, for the third quarter of 2017 compared to the third quarter of 2016. We attribute the increase in commercial lines primarily to premium rate increases and increased writings of new commercial accounts.

Investment Income. Our net investment income increased to $6.0 million for the third quarter of 2017, compared to $5.6 million for the third quarter of 2016. We attribute the increase primarily to an increase in average invested assets.

Net Realized Investment Gains. Net realized investment gains for the third quarter of 2017 were $561,429, compared to $1.0 million for the third quarter of 2016. The net realized investment gains for the third quarter of 2017 resulted primarily from strategic sales of equity securities within our investment portfolio and unrealized gains within a limited partnership that invests in equity securities. The net realized investment gains for the third quarter of 2016 resulted primarily from calls and strategic sales of fixed maturities and equity securities within our investment portfolio. We did not recognize any impairment losses in our investment portfolio during the third quarters of 2017 or 2016.

Equity in Earnings of DFSC. Our equity in the earnings of DFSC was $403,647 for the third quarter of 2017, compared to $357,956 for the third quarter of 2016. We attribute the increase in DFSC’s earnings primarily to higher net interest income related to loan portfolio growth that DFSC achieved during 2017.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, for the third quarter of 2017 was 64.5%, a decrease from our insurance subsidiaries’ loss ratio of 66.6% for the third quarter of 2016. On a statutory basis, our insurance subsidiaries’ commercial lines loss ratio was 54.0% for the third quarter of 2017, compared to 62.5% for the third quarter of 2016, primarily due to decreases in the commercial multi-peril and workers’ compensation loss ratios. The personal lines statutory loss ratio of our insurance subsidiaries increased to 73.7% for the third quarter of 2017, compared to 70.4% for the third quarter of 2016. We attribute this increase primarily to an increase in the homeowners loss ratio. Our insurance subsidiaries experienced favorable loss reserve development in their reserves for prior accident years of approximately $3.4 million during the third quarter of 2017, compared to favorable loss reserve development of approximately $1.6 million during the third quarter of 2016. The development occurred primarily from lower-than-expected severity in the workers’ compensation line of business, offset by higher-than-expected severity in the commercial multi-peril and commercial automobile liability lines of business, in accident years prior to 2017.

Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 34.3% for the third quarter of 2017, compared to 33.5% for the third quarter of 2016. We attribute the increase to higher underwriting-based incentives for the third quarter of 2017 compared to the third quarter of 2016.

Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were 99.6% and 100.8% for the three months ended September 30, 2017 and 2016, respectively. We attribute the decrease in the combined ratio to a decrease in the loss ratio for the third quarter of 2017 compared to the third quarter of 2016.

Interest Expense. Our interest expense for the third quarter of 2017 was $466,262, compared to $473,917 for the third quarter of 2016. We attribute the decrease to lower average borrowings during the third quarter of 2017 compared to the third quarter of 2016.

Income Taxes. Income tax expense was $1.4 million for the third quarter of 2017, representing an effective tax rate of 16.5%. Income tax expense was $1.6 million for the third quarter of 2016, representing an effective tax rate of 25.1% . The effective tax rate in both periods represented an estimate based on our projected annual taxable income. The decrease in our effective tax rate was primarily due to tax-exempt interest income representing a larger proportion of income before income tax expense during the third quarter of 2017 compared to the third quarter of 2016.

Net Income and Earnings Per Share. Our net income for the third quarter of 2017 was $7.1 million, or $.26 per share of Class A common stock on a diluted basis, and $.24 per share of Class B common stock, compared to net income of $4.8 million, or $.18 per share of Class A common stock on a diluted basis, and $.16 per share of Class B common stock, for the third quarter of 2016. We had 21.8 million and 21.2 million Class A shares outstanding at September 30, 2017 and 2016, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.

Results of Operations—Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the first nine months of 2017 were $521.5 million, an increase of $34.3 million, or 7.0%, compared to $487.2 million for the first nine months of 2016, reflecting increases in net premiums written during 2017 and 2016.

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the nine months ended September 30, 2017 were $557.8 million, an increase of $37.5 million, or 7.2%, from the $520.3 million of net premiums written for the first nine months of 2016. We attribute the increase primarily to the impact of premium rate increases and an increase in the writing of new accounts in both personal and commercial lines of business. Personal lines net premiums written increased $22.3 million, or 7.9%, for the first nine months of 2017 compared to the first nine months of 2016. We attribute the increase primarily to an increase in new business and premium rate increases our insurance subsidiaries implemented throughout 2016 and 2017. Commercial lines net premiums written increased $15.2 million, or 6.4%, for the first nine months of 2017 compared to the first nine months of 2016. We attribute the increase primarily to premium rate increases and increased writings of new commercial accounts.

Investment Income. Our net investment income increased to $17.4 million for the first nine months of 2017, compared to $16.5 million for the first nine months of 2016. We attribute the increase primarily to an increase in average invested assets.

Net Realized Investment Gains. Net realized investment gains for the first nine months of 2017 were $4.2 million, compared to $2.2 million for the first nine months of 2016. The net realized investment gains for the first nine months of 2017 resulted primarily from strategic sales of equity securities within our investment portfolio and unrealized gains within a limited partnership that invests in equity securities. The net realized investment gains for the first nine months of 2016 resulted primarily from calls and strategic sales of fixed maturities and equity securities within our investment portfolio. We did not recognize any impairment losses in our investment portfolio during the first nine months of 2017 or 2016.

Equity in Earnings of DFSC. Our equity in the earnings of DFSC was $1.0 million for the first nine months of 2017, compared to $698,658 for the first nine months of 2016. We attribute the increase in DFSC’s earnings primarily to higher net interest income related to loan portfolio growth that DFSC achieved during 2017.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, for the first nine months of 2017 was 68.4%, an increase from our insurance subsidiaries’ loss ratio of 63.6% for the first nine months of 2016. We attribute this increase primarily to an increase in weather-related losses for the first nine months of 2017 to $53.0 million, compared to $29.8 million for the first nine months of 2016. On a statutory basis, our insurance subsidiaries’ commercial lines loss ratio was 60.4% for the first nine months of 2017, compared to 59.4% for the first nine months of 2016, primarily due to an increase in the commercial multi-peril and commercial automobile loss ratios. The personal lines statutory loss ratio of our insurance subsidiaries increased to 75.4% for the first nine months of 2017, compared to 67.2% for the first nine months of 2016, primarily due to an increase in the homeowners and personal automobile loss ratios. Our insurance subsidiaries experienced unfavorable loss reserve development in their reserves for prior accident years of approximately $5.0 million during the first nine months of 2017, compared to approximately $2.1 million during the first nine months of 2016. The development occurred primarily from higher-than-expected severity in the commercial multi-peril and commercial automobile liability lines of business, offset by lower-than-expected severity in the workers’ compensation line of business, in accident years prior to 2017.

Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 33.3% for the first nine months of 2017, compared to 33.2% for the first nine months of 2016.

Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were 102.4% and 97.3% for the nine months ended September 30, 2017 and 2016, respectively. We attribute the increase in the combined ratio to an increase in the loss ratio for the first nine months of 2017 compared to the first nine months of 2016.

Interest Expense. Our interest expense for the first nine months of 2017 was $1.2 million, compared to $1.3 million for the first nine months of 2016. We attribute the decrease to lower average borrowings during the first nine months of 2017 compared to the first nine months of 2016.

Income Taxes. Income tax expense was $1.9 million for the first nine months of 2017, representing an effective tax rate of 16.4%, compared to income tax expense of $9.2 million for the first nine months of 2016, representing an effective tax rate of 26.8% . The effective tax rate in both periods represented an estimate based on our projected annual taxable income. The decrease in our effective tax rate was primarily due to tax-exempt interest income representing a larger proportion of income before income tax expense for the first nine months of 2017 compared to the first nine months of 2016.

Net Income and Earnings Per Share. Our net income for the first nine months of 2017 was $9.9 million, or $.36 per share of Class A common stock on a diluted basis, and $.33 per share of Class B common stock, compared to net income of $25.2 million, or $.95 per share of Class A common stock on a diluted basis, and $.88 per share of Class B common stock, for the first nine months of 2016. We had 21.8 million and 21.2 million Class A shares outstanding at September 30, 2017 and 2016, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as such obligations and needs arise. Our major sources of funds from operations are the net cash flows we generate from our insurance subsidiaries’ underwriting results, investment income and investment maturities.

Our operations have historically generated sufficient net positive cash flow to fund our commitments and add to our investment portfolio, thereby increasing future investment returns and enhancing our liquidity. The impact of the pooling agreement between Donegal Mutual and Atlantic States has historically been cash-flow positive because of the consistent underwriting profitability of the pool. Donegal Mutual and Atlantic States settle their respective obligations to each other under the pool monthly, thereby resulting in cash flows substantially similar to the cash flows that would result from each company writing the business directly. We have not experienced any unusual variations in the timing of claim payments associated with the loss reserves of our insurance subsidiaries. We maintain significant liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective, thereby providing an additional measure of liquidity to meet our obligations should an unexpected variation occur in the future. Our operating activities provided net cash flows in the first nine months of 2017 and 2016 of $62.7 million and $46.3 million, respectively.

At September 30, 2017, we had $34.0 million in outstanding borrowings under our line of credit with M&T and had the ability to borrow an additional $26.0 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus 2.25%. The interest rate on these borrowings was 3.49% at September 30, 2017. At September 30, 2017, Atlantic States had $35.0 million in outstanding advances with the FHLB of Pittsburgh. The interest rate on these advances was 1.25% at September 30, 2017.

The following table shows our expected payments for significant contractual obligations at September 30, 2017:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Net liability for unpaid losses and loss expenses of our insurance subsidiaries	$368,908	$171,591	$169,326	$13,835	$14,156
Subordinated debentures	5,000	—	—	—	5,000
Borrowings under lines of credit	69,000	35,000	34,000	—	—

Total contractual obligations	$442,908	$206,591	$203,326	$13,835	$19,156

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

We discuss in Note 7 – Borrowings our estimate of the timing of the amounts payable for the borrowings under our lines of credit based on their contractual maturities. The borrowings under our lines of credit carry interest rates that vary as we discuss in Note 7 – Borrowings. Based upon the interest rates in effect at September 30, 2017, our annual interest cost associated with the borrowings under our lines of credit is approximately $1.8 million. For every 1% change in the interest rate associated with the borrowings under our lines of credit, the effect on our annual interest cost would be approximately $690,000.

We discuss in Note 7 – Borrowings our estimate of the timing of the amounts payable for the subordinated debentures based on their contractual maturity. The subordinated debentures carry an interest rate of 5%, and any repayment of principal or payment of interest on the subordinated debentures requires prior approval of the Michigan Department of Insurance and Financial Services. Our annual interest cost associated with the subordinated debentures is $250,000.

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to applicable rules of the SEC and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the nine months ended September 30, 2017 and 2016 . We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through September 30, 2017.

On October 19, 2017, our board of directors declared quarterly cash dividends of 14 cents per share of our Class A common stock and 12.25 cents per share of our Class B common stock, payable on November 15, 2017 to our stockholders of record as of the close of business on November 1, 2017. We are not subject to any restrictions on our payment of dividends to our stockholders, although there are state law restrictions on the payment of dividends by our insurance subsidiaries to us. Dividends from our insurance subsidiaries are our principal source of cash for payment of dividends to our stockholders. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk based capital (“RBC”) requirements that limit their ability to pay dividends to us. Our insurance subsidiaries’ statutory capital and surplus at December 31, 2016 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin. Our insurance subsidiaries paid $9.0 million in dividends to us during the first nine months of 2017. Amounts remaining available for distribution to us as dividends from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities in 2017 are $20.3 million from Atlantic States, $1.8 million from Southern, $2.6 million from Le Mars, $1.6 million from Peninsula, $643,035 from Sheboygan and $3.0 million from MICO, or a total of approximately $29.9 million.

At September 30, 2017, we had no material commitments for capital expenditures.

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

There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2016 through September 30, 2017.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at September 30, 2017, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information we are required to disclose in the reports that we file or submit under the Exchange Act, and our disclosure controls and procedures were also effective to ensure that information we disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Part II. Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our business, results of operations and financial condition, and, therefore, the value of our Class A common stock and our Class B common stock, are subject to a number of risks. For a description of certain risks, we refer to “Risk Factors” in our 2016 Annual Report on Form 10-K we filed with the SEC on March 10, 2017. There have been no material changes in the risk factors we disclosed in that Form 10-K Report during the nine months ended September 30, 2017.

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

DONEGAL GROUP INC.

November 7, 2017	By:	/s/ Kevin G. Burke
Kevin G. Burke, President and Chief Executive Officer

November 7, 2017	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Executive Vice President
and Chief Financial Officer