Form 10-K
period 2017-12-31
DONEGAL GROUP INC
filed 2018-03-09
CIK 800457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐.

Indicate by check mark whether the registrant is a shell company.    Yes  ☐.    No  ☒.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $187,725,762.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 22,623,231 shares of Class A common stock and 5,576,775 shares of Class B common stock outstanding on March 1, 2018.

Documents Incorporated by Reference

The registrant incorporates by reference portions of the registrant’s definitive proxy statement relating to registrant’s annual meeting of stockholders to be held April 19, 2018 into Part III of this report.

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

Donegal Mutual Insurance Company, or Donegal Mutual, organized us as an insurance holding company on August 26, 1986. At December 31, 2017, Donegal Mutual held approximately 44% of our outstanding Class A common stock and approximately 83% of our outstanding Class B common stock. Donegal Mutual’s ownership provides Donegal Mutual with approximately 72% of the combined voting power of our outstanding shares of Class A common stock and our outstanding shares of Class B common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to an intercompany pooling agreement and other intercompany agreements and transactions we describe in Note 3 of the Notes to Consolidated Financial Statements. While maintaining the separate corporate existence of each company, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

We have four segments: our investment function, our personal lines of insurance, our commercial lines of insurance and our investment in Donegal Financial Services Corporation, or DFSC. We set forth financial information about these segments in Note 19 of the Notes to Consolidated Financial Statements. The personal lines products of our insurance subsidiaries consist primarily of homeowners and private passenger automobile policies. The commercial lines products of our insurance subsidiaries consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies.

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

We believe we have a substantial opportunity, as a well-capitalized regional insurance holding company with a solid business strategy, to grow profitably and compete effectively with national property and casualty insurers. Our downstream holding company structure, with Donegal Mutual holding approximately 72% of the combined voting power of our common stock, has proven its effectiveness and success over the 31 years of our existence. Over that time period, we have grown significantly in terms of revenue and financial strength, and the Donegal Insurance Group has developed an excellent reputation as a regional group of property and casualty insurers.

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

Donegal Mutual completed the merger of Mountain States Mutual Casualty Company, or Mountain States, with and into Donegal Mutual effective May 25, 2017. Donegal Mutual was the surviving company in the merger, and Mountain States’ insurance subsidiaries, Mountain States Indemnity Company and Mountain States Commercial Insurance Company, became insurance subsidiaries of Donegal Mutual upon completion of the merger. Upon completion of the merger, Donegal Mutual assumed all of the policy obligations of Mountain States and began to market its products together with its insurance subsidiaries as the Mountain States Insurance Group in four Southwestern states. For an indefinite period of time, Donegal Mutual will exclude the business of the Mountain States Insurance Group from the pooling agreement with Atlantic States Insurance Company, or Atlantic States, one of our insurance subsidiaries. As a result, our consolidated financial results will exclude the results of Donegal Mutual’s operations in those Southwestern states.

We own 48.2% of DFSC. DFSC is a grandfathered unitary savings and loan holding company that owns all of the outstanding capital stock of Union Community Bank, a state savings bank, or UCB. UCB has 15 banking offices, substantially all of which are located in Lancaster County, Pennsylvania. Donegal Mutual owns the remaining 51.8% of DFSC. For further information regarding DFSC, we refer to “Business - Donegal Financial Services Corporation” in this Form 10-K Report.

Available Information

You may obtain our Annual Reports on Form 10-K, including this Form 10-K Report, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statement and our other filings pursuant to the Securities Exchange Act of 1934, or the Exchange Act, without charge by viewing our website at www.donegalgroup.com. You may also view our Code of Business Conduct and Ethics and the charters of the executive committee, the audit committee, the compensation committee and the nominating committee of our board of directors on our website. Upon request to our corporate secretary, we will also provide printed copies of any of these documents to you without charge. We have provided the address of our website solely for the information of investors. We do not intend the reference to our website address to be an active link or to otherwise incorporate the contents of our website into this Form 10-K Report.

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

In addition to Atlantic States, our insurance subsidiaries are Southern Insurance Company of Virginia, or Southern, Le Mars Insurance Company, or Le Mars, The Peninsula Insurance Company and its wholly owned subsidiary, Peninsula Indemnity Company, or collectively, Peninsula, Sheboygan Falls Insurance Company, or Sheboygan, and Michigan Insurance Company, or MICO. In addition, Donegal Mutual has a 100% quota-share reinsurance agreement with Southern Mutual Insurance Company, or Southern Mutual, and Donegal Mutual places its assumed business from Southern Mutual into the underwriting pool.

The following chart depicts our organizational structure, including all of our property and casualty insurance subsidiaries, Southern Mutual and our interest in DFSC:

(1)	Because of the different relative voting power of our Class A common stock and our Class B common stock, our public stockholders hold approximately 28% of the combined voting power of our Class A common stock and our Class B common stock and Donegal Mutual holds approximately 72% of the combined voting power of our Class A common stock and our Class B common stock.

Relationship with Donegal Mutual

Donegal Mutual provides facilities, personnel and other services to us and our insurance subsidiaries. Donegal Mutual allocates certain related expenses to Atlantic States in relation to the relative participation of Donegal Mutual and Atlantic States in the underwriting pool they maintain. Our insurance subsidiaries other than Atlantic States reimburse Donegal Mutual for their respective personnel costs and bear their proportionate share of information services costs based on each subsidiaries’ respective percentage of the total net premiums written of the Donegal Insurance Group. Charges for these services to Atlantic States and our other insurance subsidiaries totaled $125.0 million, $122.4 million and $108.5 million for 2017, 2016 and 2015, respectively.

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

The coordinating committee also meets annually to review each existing agreement between Donegal Mutual and us or our insurance subsidiaries, including all reinsurance agreements between Donegal Mutual and our insurance subsidiaries. The purpose of this annual review is to examine the results of the agreements over the past year and, in the case of reinsurance agreements, over several years and to determine if the results of the existing agreements remain fair and equitable to us and our stockholders and fair and equitable to Donegal Mutual and its policyholders or if Donegal Mutual and we should mutually agree to certain adjustments to the terms of the agreements. In the case of these reinsurance agreements, the annual adjustments typically relate to the reinsurance premiums, losses and reinstatement premiums. These agreements are ongoing in nature and will continue in effect throughout 2018 in the ordinary course of our business.

Our members on the coordinating committee, as of the date of this Form 10-K Report, are Robert S. Bolinger and Richard D. Wampler, II. Donegal Mutual’s members on the coordinating committee as of such date are Dennis J. Bixenman and John E. Hiestand. We refer to our proxy statement for our annual meeting of stockholders to be held on April 19, 2018 for further information about the members of the coordinating committee.

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

In the first quarter of 2018, our board of directors and the board of directors of Donegal Mutual each undertook a review of the relationships between Donegal Mutual and DGI and determined that continuing the current relationships and the current corporate structure of Donegal Mutual and DGI is in the best interests of DGI and its various constituencies.

Business Strategy

Our strategy is designed to allow our insurance subsidiaries to achieve their longstanding goal of outperforming the United States property and casualty insurance industry in terms of profitability and service, thereby providing value to the policyholders of our insurance subsidiaries and, ultimately, providing value to our stockholders. The annual net premiums earned of our insurance subsidiaries have increased from $301.5 million in 2006 to $702.5 million in 2017, a compound annual growth rate of 8.0%.

The combined ratio of our insurance subsidiaries and that of the United States property and casualty insurance industry as computed using United States generally accepted accounting principles, or GAAP, and statutory accounting principles, or SAP, for the years 2013 through 2017 are shown in the following table:

	2017	2016	2015	2014	2013
Our GAAP combined ratio	103.0%	98.1%	99.0%	101.7%	98.8%
Our SAP combined ratio	101.7	96.8	97.4	100.5	97.4
Industry SAP combined ratio (1)	105.1	100.9	98.3	97.4	96.4

(1)	As reported (projected for 2017) by A.M. Best Company.

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

We translate these initiatives into our book value growth in a number of ways, including the following:

•	maintaining a conservative underwriting culture and pricing discipline to sustain our record of long-term underwriting profitability;

•	continuing our investment in technology to achieve operating efficiencies that lower expenses, enhance the service we provide to agencies and policyholders and increase the speed of our communications with agencies and policyholders; and

•	maintaining a conservative investment approach.

A detailed review of our business strategies follows:

•	Achieving underwriting profitability.

Our insurance subsidiaries seek to achieve a combined ratio of less than 100%. We remain committed to achieving consistent underwriting profitability. We believe that underwriting profitability is a fundamental component of our long-term financial strength because it allows our insurance subsidiaries to generate profits without relying exclusively on their investment income for profitability. Our insurance subsidiaries seek to enhance their underwriting results by:

•	carefully selecting the product lines they underwrite;

•	carefully selecting the individual risks they underwrite;

•	minimizing their individual exposure to catastrophe-prone areas; and

•	evaluating their claims history on a regular basis to ensure the adequacy of their underwriting guidelines and product pricing.

Our insurance subsidiaries have no material exposures to asbestos or environmental liabilities. Our insurance subsidiaries seek to provide more than one policy to a given personal lines or commercial lines customer because this “account selling” strategy diversifies their risk and has historically improved their underwriting results. Our insurance subsidiaries also use reinsurance to manage their exposure and limit their maximum net loss from large single risks or risks in concentrated areas.

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

We believe that continued expansion of our insurance subsidiaries within their existing markets will be a key source of their continued premium growth and that maintaining an effective and growing network of independent agencies is integral to their expansion. Our insurance subsidiaries seek to be among the top three insurers within each of the independent agencies for the lines of business our insurance subsidiaries write by providing a consistent, competitive and stable market for their products. We believe that the consistency of the product offerings of our insurance subsidiaries enables our insurance subsidiaries to compete effectively for independent agents with other insurers whose product offerings may fluctuate based on industry conditions. Our insurance subsidiaries offer a competitive compensation program to their independent agents that rewards them for producing profitable growth for our insurance subsidiaries. Our insurance subsidiaries provide their independent agents with ongoing support to enable them to better attract and service customers, including:

•	fully automated underwriting and policy issuance systems for personal, commercial and farm lines of insurance;

•	training programs;

•	marketing support;

•	availability of a service center that provides comprehensive service for our personal lines policyholders; and

•	field visitations by marketing and underwriting personnel and senior management of our insurance subsidiaries.

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

We and Donegal Mutual have the ability to employ a number of acquisition and affiliation methods. Our prior acquisitions and affiliations have taken one of the following forms:

•	purchase of all of the outstanding stock of a stock insurance company;

•	purchase of a book of business;

•	quota-share reinsurance transaction;

•	merger of a mutual company into Donegal Mutual; or

•	two-step acquisition of a mutual insurance company in which:

•	as the first step, Donegal Mutual purchases a surplus note from the mutual insurance company, Donegal Mutual enters into a services agreement with the mutual insurance company and Donegal Mutual’s designees become a majority of the members of the board of directors of the mutual insurance company; and

•	as the second step, the mutual insurance company enters into a quota-share reinsurance agreement with Donegal Mutual or demutualizes, or converts, into a stock insurance company. Upon the demutualization or conversion, we purchase the surplus note from Donegal Mutual and exchange it for all of the stock of the stock insurance company resulting from the demutualization or conversion.

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

Our insurance subsidiaries maintain discipline in their pricing by effecting rate increases to sustain or improve their underwriting results without unduly affecting their customer retention. In addition to appropriate pricing, our insurance subsidiaries seek to ensure that their premium rates are adequate relative to the amount of risk they insure. Our insurance subsidiaries review loss trends on a periodic basis to identify changes in the frequency and severity of their claims and to assess the adequacy of their rates and underwriting standards. Our insurance subsidiaries also carefully monitor and audit the information they use to price their policies for the purpose of enabling them to receive an adequate level of premiums for the risk they assume. For example, our insurance subsidiaries inspect substantially all commercial lines risks and a substantial number of personal lines property risks before they commit to insure them to determine the adequacy of the insured amount to the value of the insured property, assess property conditions and identify any liability exposures. Our insurance subsidiaries audit the payroll data of their workers’ compensation customers to verify that the assumptions used to price a particular policy were accurate. By implementing appropriate rate increases and understanding the risks our insurance subsidiaries agree to insure, our insurance subsidiaries seek to achieve consistent underwriting profitability.

•	Focusing on expense controls and utilization of technology to increase the operating efficiency of our insurance subsidiaries.

Our insurance subsidiaries maintain stringent expense controls under direct supervision of their senior management. We centralize many processing and administrative activities of our insurance subsidiaries to realize operating synergies and better expense control. Our insurance subsidiaries utilize technology to automate much of their underwriting and to facilitate agency and policyholder communications on an efficient, timely and cost-effective basis. We operate on a paperless basis. Our insurance subsidiaries have increased their annual premium per employee, a measure of efficiency that our insurance subsidiaries use to evaluate their operations, from approximately $470,000 in 1999 to approximately $1.1 million in 2017.

Our insurance subsidiaries maintain technology comparable to that of their larger competitors. “Ease of doing business” is an increasingly important component of an insurer’s value to an independent agency. Our insurance subsidiaries provide a fully automated personal lines underwriting and policy issuance system called “WritePro®.” WritePro® is a web-based user interface that substantially eases data entry and facilitates the quoting and issuance of policies for the independent agents of our insurance subsidiaries. Our insurance subsidiaries also provide a similar commercial business system called “WriteBiz®.” WriteBiz® is a web-based user interface that provides the independent agents of our insurance subsidiaries with an online ability to quote and issue commercial automobile, workers’ compensation, business owners and tradesman policies automatically. WriteFarm® is a web-based user interface that provides the independent agents of our insurance subsidiaries with an online ability to quote and issue farm policies. As a result, applications of the independent agents for our insurance subsidiaries can result in policy issuance without further re-entry of information. These systems also interface with the policy management systems of the independent agents of our insurance subsidiaries.

•	Maintaining a conservative investment approach.

Return on invested assets is an important element of the financial results of our insurance subsidiaries. The investment strategy of our insurance subsidiaries is to generate an appropriate amount of after-tax income on invested assets while minimizing credit risk through investments in high-quality securities. As a result, our insurance subsidiaries seek to invest a high percentage of their assets in diversified, highly rated and marketable fixed-maturity instruments. The fixed-maturity portfolios of our insurance subsidiaries consist of both taxable and tax-exempt securities. Our insurance subsidiaries maintain a portion of their portfolios in short-term securities to provide liquidity for the payment of claims and operation of their respective businesses. Our insurance subsidiaries maintain a small percentage (5.0% at December 31, 2017) of their portfolios in equity securities.

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

Personal

•	Private passenger automobile — policies that provide protection against liability for bodily injury and property damage arising from automobile accidents and protection against loss from damage to automobiles owned by the insured.

•	Homeowners — policies that provide coverage for damage to residences and their contents from a broad range of perils, including fire, lightning, windstorm and theft. These policies also cover liability of the insured arising from injury to other persons or their property while on the insured’s property and under other specified conditions.

Commercial

•	Commercial automobile — policies that provide protection against liability for bodily injury and property damage arising from automobile accidents and protection against loss from damage to automobiles owned by the insured.

•	Commercial multi-peril — policies that provide protection to businesses against many perils, usually combining liability and physical damage coverages.

•	Workers’ compensation — policies employers purchase to provide benefits to employees for injuries sustained during employment. The workers’ compensation laws of each state determine the extent of the coverage we provide.

The following table sets forth the net premiums written of our insurance subsidiaries by line of insurance for the periods indicated:

	Year Ended December 31,
	2017		2016		2015
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Personal lines:
Automobile	$255,297	35.0%	$229,789	33.7%	$214,610	34.1%
Homeowners	125,054	17.2	122,811	18.0	119,541	19.0
Other	19,672	2.7	19,057	2.8	18,176	2.9

Total personal lines	400,023	54.9	371,657	54.5	352,327	56.0

Commercial lines:
Automobile	99,333	13.6	87,849	12.9	76,729	12.2
Commercial multi-peril	110,313	15.1	104,728	15.4	94,219	15.0
Workers’ compensation	109,884	15.1	108,349	15.9	98,079	15.6
Other	9,586	1.3	9,451	1.3	7,483	1.2

Total commercial lines	329,116	45.1	310,377	45.5	276,510	44.0

Total business	$729,139	100.0%	$682,034	100.0%	$628,837	100.0%

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

Distribution

Our insurance subsidiaries market their products primarily in the Mid-Atlantic, Midwestern, New England and Southern regions through approximately 2,400 independent insurance agencies. At December 31, 2017, the Donegal Insurance Group actively wrote business in 22 states (Alabama, Delaware, Georgia, Illinois, Indiana, Iowa, Maine, Maryland, Michigan, Nebraska, New Hampshire, New York, North Carolina, Ohio, Pennsylvania, South Carolina, South Dakota, Tennessee, Vermont, Virginia, West Virginia and Wisconsin). Donegal Mutual and its subsidiaries also write business in four Southwestern states (Colorado, New Mexico, Texas and Utah). Donegal Mutual currently excludes the business written in these four states from the pooling agreement between Donegal Mutual and Atlantic States. As a result, this business has no impact on our results of operations. We believe the relationships of our insurance subsidiaries with their independent agents are valuable in identifying, obtaining and retaining profitable business. Our insurance subsidiaries maintain a stringent agency selection procedure that emphasizes appointing agencies with proven marketing strategies for the development of profitable business, and our insurance subsidiaries only appoint agencies with a strong underwriting history and potential growth capabilities. Our insurance subsidiaries also regularly evaluate the independent agencies that represent them based on their profitability and performance in relation to the objectives of our insurance subsidiaries. Our insurance subsidiaries seek to be among the top three insurers within each of their agencies for the lines of business our insurance subsidiaries write.

The following table sets forth the percentage of direct premiums our insurance subsidiaries write, including 80% of the direct premiums Donegal Mutual and Atlantic States write, in each of the states where they conducted a significant portion of their business in 2017:

Pennsylvania	34.4%
Michigan	14.9
Maryland	8.8
Virginia	8.4
Georgia	7.6
Delaware	5.5
Wisconsin	3.7
Ohio	3.2
Iowa	2.8
Nebraska	2.6
Tennessee	2.4
South Dakota	1.2
Other	4.5

Total	100.0%

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

Technology

Donegal Mutual owns the majority of the technology systems our insurance subsidiaries use. The technology systems consist primarily of an integrated central processing computer system, a series of server-based computer networks and various communication systems that allow the home office of our insurance subsidiaries and their branch offices to utilize the same systems for the processing of business. Donegal Mutual maintains backup facilities and systems at the office of one of our insurance subsidiaries and tests these backup facilities and systems on a regular basis. Our insurance subsidiaries bear their proportionate share of information services expenses based on their respective percentage of the total net premiums written of the Donegal Insurance Group during the preceding calendar year.

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

Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced a decrease in claims frequency on workers’ compensation claims during the past several years while the severity of these claims has gradually increased. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on workers’ compensation claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at December 31, 2017. For every 1% change in our insurance subsidiaries’ loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $3.8 million.

The establishment of appropriate liabilities is an inherently uncertain process and we can provide no assurance that our insurance subsidiaries’ ultimate liability will not exceed our insurance subsidiaries’ loss and loss expense reserves and have an adverse effect on our results of operations and financial condition. Furthermore, we cannot predict the timing, frequency and extent of adjustments to our insurance subsidiaries’ estimated future liabilities, because the historical conditions and events that serve as a basis for our insurance subsidiaries’ estimates of ultimate claim costs may change. As is the case for substantially all property and casualty insurance companies, our insurance subsidiaries have found it necessary in the past to increase their estimated future liabilities for losses and loss expenses in certain periods and, in other periods, their estimated future liabilities for losses and loss expenses have exceeded their actual liabilities for losses and loss expenses. Changes in our insurance subsidiaries’ estimates of their liability for losses and loss expenses generally reflect actual payments and their evaluation of information received subsequent to the prior reporting period. Our insurance subsidiaries recognized an increase in their liability for losses and loss expenses of prior years of $6.6 million, $3.0 million and $7.2 million in 2017, 2016 and 2015, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy, key reserving assumptions or claims management personnel, and they have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in these years. The 2017 development represented 1.9% of the December 31, 2016 net carried reserves and resulted primarily from higher-than-expected severity in the commercial multiple peril, personal automobile and commercial automobile lines of business, offset by lower-than-expected severity in the workers’ compensation line of business, in accident years prior to 2017. The majority of the 2017 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States and Peninsula. The 2016 development represented 0.9% of the December 31, 2015 net carried reserves and resulted primarily from higher-than-expected severity in the commercial multiple peril and commercial automobile liability lines of business, offset by lower-than-expected severity in the workers’ compensation line of business, in accident years prior to 2016. The majority of the 2016 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States and Southern. The 2015 development represented 2.5% of the December 31, 2014 net carried reserves and resulted primarily from higher-than-expected severity in the private passenger automobile liability, commercial multiple peril and commercial automobile lines of business in accident years prior to 2015. The majority of the 2015 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States and Southern.

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

Differences between liabilities reported in our financial statements prepared on a GAAP basis and our insurance subsidiaries’ financial statements prepared on a SAP basis result from anticipating salvage and subrogation recoveries for GAAP but not for SAP. These differences amounted to $18.0 million, $16.8 million and $15.3 million at December 31, 2017, 2016 and 2015, respectively.

The following table sets forth a reconciliation of the beginning and ending GAAP net liability of our insurance subsidiaries for unpaid losses and loss expenses for the periods indicated:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Gross liability for unpaid losses and loss expenses at beginning of year	$606,665	$578,205	$538,258
Less reinsurance recoverable	259,147	256,151	245,957

Net liability for unpaid losses and loss expenses at beginning of year	347,518	322,054	292,301

Provision for net losses and loss expenses for claims incurred in the current year	480,647	420,327	391,167
Change in provision for estimated net losses and loss expenses for claims incurred in prior years	6,621	2,989	7,200

Total incurred	487,268	423,316	398,367

Net losses and loss expense payments for claims incurred during:
The current year	288,380	248,106	236,835
Prior years	163,005	149,746	131,779

Total paid	451,385	397,852	368,614

Net liability for unpaid losses and loss expenses at end of year	383,401	347,518	322,054
Plus reinsurance recoverable	293,271	259,147	256,151

Gross liability for unpaid losses and loss expenses at end of year	$676,672	$606,665	$578,205

The following table sets forth the development of the liability for net unpaid losses and loss expenses of our insurance subsidiaries from 2007 to 2017. Loss data in the table includes business Atlantic States received from the underwriting pool.

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

The “Net liability re-estimated as of” portion of the table shows the re-estimated amount of the previously recorded liability based on experience for each succeeding year. The estimate increases or decreases as payments are made and more information becomes known about the severity of the remaining unpaid claims. For example, the 2007 liability has developed a deficiency after ten years because we expect the re-estimated net losses and loss expenses to be $2.5 million more than the estimated liability we initially established in 2007 of $150.2 million.

The “Cumulative deficiency (excess)” shows the cumulative deficiency or excess at December 31, 2017 of the liability estimate shown on the top line of the corresponding column. A deficiency in liability means that the liability established in prior years was less than the amount of actual payments and currently re-estimated remaining unpaid liability. An excess in liability means that the liability established in prior years exceeded the amount of actual payments and currently re-estimated unpaid liability remaining.

The “Cumulative amount of liability paid through” portion of the table shows the cumulative net losses and loss expense payments made in succeeding years for net losses incurred prior to the balance sheet date. For example, the 2007 column indicates that at December 31, 2017 payments equal to $149.3 million of the currently re-estimated ultimate liability for net losses and loss expenses of $152.7 million had been made.

Amounts shown in the 2008 column of the table include information for Sheboygan for all accident years prior to 2008. Amounts shown in the 2010 column of the table include information for MICO for all accident years prior to 2010.

	Year Ended December 31,
(in thousands)	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
Net liability at end of year for unpaid losses and loss expenses	$150,152	$161,307	$180,262	$217,896	$243,015	$250,936	$265,605	$292,301	$322,054	$347,518	$383,401
Net liability re-estimated as of:
One year later	152,836	171,130	177,377	217,728	250,611	261,294	280,074	299,501	325,043	354,139
Two years later	154,435	167,446	177,741	217,355	255,612	268,877	281,782	299,919	329,115
Three years later	152,315	166,756	178,403	218,449	257,349	270,473	281,666	304,855
Four years later	151,120	166,852	179,909	218,514	256,460	270,794	284,429
Five years later	151,287	166,788	179,961	218,202	255,660	271,954
Six years later	151,739	166,964	179,858	217,430	256,388
Seven years later	151,790	167,425	179,996	217,703
Eight years later	152,240	167,732	180,130
Nine years later	152,760	167,508
Ten years later	152,680
Cumulative deficiency (excess)	2,528	6,201	(132)	(193)	13,373	21,018	18,824	12,554	7,061	6,621

Cumulative amount of liability paid through:
One year later	$71,950	$79,592	$84,565	$96,202	$119,074	$126,677	$131,766	$131,779	$149,746	$163,005
Two years later	105,576	116,035	123,204	148,140	181,288	191,208	194,169	206,637	228,506
Three years later	124,659	136,837	147,165	178,073	217,138	225,956	233,371	251,654
Four years later	135,392	148,243	161,363	195,948	234,392	245,094	255,451
Five years later	140,280	155,331	169,452	203,633	241,538	254,502
Six years later	143,778	160,324	173,153	206,731	245,774
Seven years later	146,491	162,531	174,376	209,527
Eight years later	148,235	163,432	175,662
Nine years later	149,013	163,870
Ten years later	149,341

	Year Ended December 31,
(in thousands)	2009	2010	2011	2012	2013	2014	2015	2016	2017
Gross liability at end of year	$263,599	$383,317	$442,408	$458,827	$495,619	$538,258	$578,205	$606,665	$676,672
Reinsurance recoverable	83,337	165,421	199,393	207,891	230,014	245,957	256,151	259,147	293,271
Net liability at end of year	180,262	217,896	243,015	250,936	265,605	292,301	322,054	347,518	383,401
Gross re-estimated liability	270,771	341,095	470,727	497,106	525,946	564,997	591,748	616,465
Re-estimated recoverable	90,641	123,392	214,339	225,152	241,517	260,142	262,633	262,326
Net re-estimated liability	180,130	217,703	256,388	271,954	284,429	304,855	329,115	354,139
Gross cumulative deficiency (excess)	7,172	(42,222)	28,319	38,279	30,327	26,739	13,543	9,800

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

The external reinsurance our insurance subsidiaries and Donegal Mutual purchase includes:

•	excess of loss reinsurance, under which the losses of Donegal Mutual and our insurance subsidiaries are automatically reinsured, through a series of contracts, over a set retention (generally $1.0 million); and

•	catastrophe reinsurance, under which Donegal Mutual and our insurance subsidiaries recover, through a series of reinsurance agreements, 100% of an accumulation of many losses resulting from a single event, including natural disasters, over a set retention (generally $5.0 million) and after exceeding an annual aggregate deductible ($1.0 million in 2017, $975,000 in 2016 and $1.5 million in 2015) up to aggregate losses of $170.0 million per occurrence.

The amount of coverage each of these types of reinsurance provides depends upon the amount, nature, size and location of the risk being reinsured.

For property insurance, our insurance subsidiaries have excess of loss treaties that provide for coverage of $4.0 million per loss over a set retention of $1.0 million. For liability insurance, our insurance subsidiaries have excess of loss treaties that provide for coverage of $49.0 million per occurrence over a set retention of $1.0 million. For workers’ compensation insurance, our insurance subsidiaries have excess of loss treaties that provide for coverage of $9.0 million on any one life over a set retention of $1.0 million and after exceeding an annual aggregate deductible ($1.2 million in 2017 and 2016 and $1.0 million in 2015).

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

Investments

At December 31, 2017, 99.8% of all debt securities our insurance subsidiaries held had an investment-grade rating. The investment portfolios of our insurance subsidiaries did not contain any mortgage loans or any non-performing assets at December 31, 2017.

The following table shows the composition of the debt securities (at carrying value) in the investment portfolios of our insurance subsidiaries, excluding short-term investments, by rating at December 31, 2017:

(dollars in thousands)	December 31, 2017
Rating(1)	Amount	Percent
U.S. Treasury and U.S. agency securities(2)	$422,139	46.7%
Aaa or AAA	17,203	1.9
Aa or AA	212,031	23.4
A	155,844	17.2
BBB	96,379	10.6
B	2,005	0.2

Total	$905,601	100.0%

(1)	Ratings assigned by Moody’s Investors Services, Inc. or Standard & Poor’s Corporation.
(2)	Includes mortgage-backed securities of $306.4 million.

Our insurance subsidiaries invest in both taxable and tax-exempt securities as part of their strategy to maximize after-tax income. Tax-exempt securities made up approximately 24.3%, 32.2% and 40.9% of the fixed-maturity securities in the combined investment portfolios of our insurance subsidiaries at December 31, 2017, 2016 and 2015, respectively.

The following table shows the classification of our investments and the investments of our insurance subsidiaries at December 31, 2017, 2016 and 2015 (at carrying value):

	December 31,
	2017		2016		2015
		Percent of		Percent of		Percent of
(dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Fixed maturities(1):
Held to maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$71,736	7.1%	$61,382	6.5%	$51,194	5.7%
Obligations of states and political subdivisions	137,581	13.7	122,793	13.0	119,115	13.2
Corporate securities	108,025	10.7	91,555	9.6	65,307	7.2
Mortgage-backed securities	49,313	4.9	60,371	6.4	74,643	8.3

Total held to maturity	366,655	36.4	336,101	35.5	310,259	34.4

Available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	44,049	4.4	38,588	4.1	37,189	4.1
Obligations of states and political subdivisions	132,117	13.1	186,083	19.7	236,556	26.3
Corporate securities	105,740	10.5	87,456	9.2	72,812	8.1
Mortgage-backed securities	257,040	25.6	202,948	21.5	154,836	17.2

Total available for sale	538,946	53.6	515,075	54.5	501,393	55.7

Total fixed maturities	905,601	90.0	851,176	90.0	811,652	90.1
Equity securities(2)	50,445	5.0	47,088	5.0	37,261	4.1
Investment in affiliate(3)	38,774	3.9	37,885	4.0	38,477	4.3
Short-term investments(4)	11,050	1.1	9,371	1.0	13,432	1.5

Total investments	$1,005,870	100.0%	$945,520	100.0%	$900,822	100.0%

(1)	We refer to Notes 1 and 4 to our Consolidated Financial Statements. We value those fixed maturities we classify as held to maturity at amortized cost; we value those fixed maturities we classify as available for sale at fair value. The total fair value of fixed maturities we classified as held to maturity was $380.5 million at December 31, 2017, $344.6 million at December 31, 2016 and $322.8 million at December 31, 2015. The amortized cost of fixed maturities we classified as available for sale was $538.4 million at December 31, 2017, $511.6 million at December 31, 2016 and $489.0 million at December 31, 2015.
(2)	We value equity securities at fair value. Total cost of equity securities was $44.2 million at December 31, 2017, $42.4 million at December 31, 2016 and $35.8 million at December 31, 2015.
(3)	We value our investment in our affiliate at cost, adjusted for our share of earnings and losses of our affiliate as well as changes in equity of our affiliate due to unrealized gains and losses.
(4)	We value short-term investments at cost, which approximates fair value.

The following table sets forth the maturities (at carrying value) in the fixed maturity portfolio of our insurance subsidiaries at December 31, 2017, 2016 and 2015:

	December 31,
	2017		2016		2015
		Percent of		Percent of		Percent of
(dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Due in(1):
One year or less	$53,826	6.0%	$44,120	5.2%	$20,990	2.6%
Over one year through three years	74,140	8.2	90,018	10.6	66,505	8.2
Over three years through five years	82,476	9.1	67,640	7.9	66,410	8.2
Over five years through ten years	221,904	24.5	197,967	23.3	202,122	24.9
Over ten years through fifteen years	131,531	14.5	148,959	17.5	172,429	21.2
Over fifteen years	35,371	3.9	39,153	4.6	53,717	6.6
Mortgage-backed securities	306,353	33.8	263,319	30.9	229,479	28.3

	$905,601	100.0%	$851,176	100.0%	$811,652	100.0%

(1)	Based on stated maturity dates with no prepayment assumptions. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As shown above, our insurance subsidiaries held investments in mortgage-backed securities having a carrying value of $306.4 million at December 31, 2017. The mortgage-backed securities consist primarily of investments in governmental agency balloon pools with stated maturities between one and 40 years. The stated maturities of these investments limit the exposure of our insurance subsidiaries to extension risk in the event that interest rates rise and prepayments decline. Our insurance subsidiaries perform an analysis of the underlying loans when evaluating a mortgage-backed security for purchase, and they select those securities that they believe will provide a return that properly reflects the prepayment risk associated with the underlying loans.

The following table sets forth the investment results of our insurance subsidiaries for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(dollars in thousands)	2017	2016	2015
Invested assets(1)	$975,695	$923,171	$866,882
Investment income(2)	23,527	22,633	20,950
Average yield	2.4%	2.5%	2.4%
Average tax-equivalent yield	2.8	3.0	3.1

(1)	Average of the aggregate invested amounts at the beginning and end of the period.
(2)	Investment income is net of investment expenses and does not include realized investment gains or losses or provision for income taxes.

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

In addition to state-imposed insurance laws and regulations, the National Association of Insurance Commissioners, or the NAIC, maintains a risk-based capital system, or RBC, for assessing the adequacy of the statutory capital and surplus of insurance companies that augments the states’ current fixed dollar minimum capital requirements for insurance companies. At December 31, 2017, our insurance subsidiaries and Donegal Mutual each exceeded by a substantial margin the minimum levels of statutory capital the RBC rules require.

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

Regulatory requirements, including RBC requirements, may impact our insurance subsidiaries’ ability to pay dividends. The amount of statutory capital and surplus necessary for our insurance subsidiaries to satisfy regulatory requirements, including RBC requirements, was not significant in relation to our insurance subsidiaries’ statutory capital and surplus at December 31, 2017. Generally, the maximum amount that one of our insurance subsidiaries may pay to us as ordinary dividends during any year after notice to, but without prior approval of, the insurance commissioner of its domiciliary state is limited to a stated percentage of that subsidiary’s statutory capital and surplus at December 31 of the preceding fiscal year or the net income of that subsidiary for its preceding fiscal year. Our insurance subsidiaries paid dividends to us of $13.0 million, $13.0 million and $3.9 million in 2017, 2016 and 2015, respectively. At December 31, 2017, the amount of ordinary dividends our insurance subsidiaries could pay to us during 2018, without the prior approval of their respective domiciliary insurance commissioners, is shown in the following table.

Name of Insurance Subsidiary	Ordinary Dividend Amount
Atlantic States	$22,317,084
Le Mars	2,343,480
MICO	5,279,638
Peninsula	1,653,263
Sheboygan	—
Southern	5,450,358

Total	$37,043,823

Donegal Mutual Insurance Company

Donegal Mutual organized as a mutual fire insurance company in Pennsylvania in 1889. At December 31, 2017, Donegal Mutual had admitted assets of $614.0 million and policyholders’ surplus of $298.1 million. At December 31, 2017, Donegal Mutual had total liabilities of $315.9 million, including reserves for net losses and loss expenses of $154.7 million and unearned premiums of $71.1 million. Donegal Mutual’s investment portfolio of $383.2 million at December 31, 2017 consisted primarily of investment-grade bonds of $125.7 million, its investment in DFSC’s common stock and its investment in our Class A common stock and our Class B common stock. At December 31, 2017, Donegal Mutual owned 9,851,025 shares, or approximately 44%, of our Class A common stock, which Donegal Mutual carried on its books at $134.2 million, and 4,647,338 shares, or approximately 83%, of our Class B common stock, which Donegal Mutual carried on its books at $63.3 million. We present Donegal Mutual’s financial information in accordance with SAP as the NAIC Accounting Practices and Procedures Manual requires. Donegal Mutual does not, nor is it required to, prepare financial statements in accordance with GAAP.

Donegal Financial Services Corporation

We and Donegal Mutual own DFSC, a unitary thrift holding company that owns UCB. UCB is a state savings bank with 15 banking offices, substantially all of which are located in Lancaster County, Pennsylvania, and approximately $567.7 million in assets at December 31, 2017.

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

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-K Report and the documents we incorporate by reference in this Form 10-K Report contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include certain discussions relating to underwriting, premium and investment income volumes, business strategies, reserves, profitability and business relationships and our other business activities during 2017 and beyond. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “objective,” “project,” “predict,” “potential,” “goal” and similar expressions. These forward-looking statements reflect our current views about future events and our current assumptions, and are subject to known and unknown risks and uncertainties that may cause our results, performance or achievements to differ materially from those we anticipate or imply by our forward-looking statements. We cannot control or predict many of the factors that could determine our future financial condition or results of operations. Such factors may include those we describe under “Risk Factors.” The forward-looking statements contained in this Form 10-K Report reflect our views and assumptions only as of the date of this Form 10-K Report. Except as required by law, we do not intend to update, and we assume no responsibility for updating, any forward-looking statements we have made. We qualify all of our forward-looking statements by these cautionary statements.

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

Each share of our Class A common stock has one-tenth of a vote per share and generally votes as a single class with our Class B common stock. Each share of our Class B common stock has one vote per share and generally votes as a single class with our Class A common stock. Donegal Mutual has the right to vote approximately 72% of the combined voting power of our Class A common stock and our Class B common stock and has sufficient voting control to:

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

We own insurance subsidiaries domiciled in the states of Iowa, Maryland, Michigan, Pennsylvania, Virginia and Wisconsin, and Donegal Mutual owns or controls insurance companies domiciled in Georgia and New Mexico. The insurance laws of each of these states provide that no person can acquire or seek to acquire a 10% or greater interest in us without first filing specified information with the insurance commissioners of those states and obtaining the prior approval of the proposed acquisition of a 10% or greater interest in us by each of the state insurance commissioners based on statutory standards designed to protect the safety and soundness of us and our insurance subsidiaries.

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

As a holding company, we rely primarily on dividends from our insurance subsidiaries as a source of funds to meet our corporate obligations and to pay dividends to our stockholders. The amount of dividends our insurance subsidiaries can pay to us is subject to regulatory restrictions and depends on the amount of surplus our insurance subsidiaries maintain. From time to time, the NAIC and various state insurance regulators consider modifying the method of determining the amount of dividends that an insurance company may pay without prior regulatory approval. The maximum amount of ordinary dividends that our insurance subsidiaries can pay to us in 2018 without prior regulatory approval is approximately $37.0 million. Other business and regulatory considerations, such as the impact of dividends on surplus that could affect the ratings of our insurance subsidiaries, competitive conditions, RBC requirements, the investment results of our insurance subsidiaries and the amount of premiums that our insurance subsidiaries write could also adversely impact the ability of our insurance subsidiaries to pay dividends to us.

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

Our insurance subsidiaries rely on reinsurance agreements to limit their maximum net loss from large single catastrophic risks or excess of loss risks in areas where our insurance subsidiaries may have a concentration of policyholders. Reinsurance also enables our insurance subsidiaries to increase their capacity to write insurance because it has the effect of leveraging the surplus of our insurance subsidiaries. Although the reinsurance our insurance subsidiaries maintain provides that the reinsurer is liable to them for any reinsured losses, the reinsurance agreements do not generally relieve our insurance subsidiaries from their primary liability to their policyholders if the reinsurer fails to pay the reinsurance claims of our insurance subsidiaries. To the extent that a reinsurer is unable to pay losses for which it is liable to our insurance subsidiaries, our insurance subsidiaries remain liable for such losses. At December 31, 2017, our insurance subsidiaries had approximately $119.4 million of reinsurance receivables from third-party reinsurers relating to paid and unpaid losses. Any insolvency or inability of these reinsurers to make timely payments to our insurance subsidiaries under the terms of their reinsurance agreements would adversely affect the results of operations of our insurance subsidiaries.

Michigan law requires MICO to provide unlimited lifetime medical benefits under the personal injury protection, or PIP, coverage of the personal automobile and commercial automobile policies it writes in the State of Michigan. Michigan law also requires MICO to be a member of the Michigan Catastrophic Claims Association, or MCCA, in order to write automobile insurance. The MCCA receives funding through assessments that its members collect from policyholders in the state and provides reinsurance for PIP claims that exceed a set retention. At December 31, 2017, MICO had approximately $54.0 million of reinsurance receivables from MCCA relating to paid and unpaid losses. The MCCA has generated significant operating deficits in recent years. Although we currently consider the risk to be remote, should the MCCA be unable to fulfill its payment obligations to MICO in the future, MICO’s financial condition and results of operations could be adversely affected.

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

Our equity in the earnings of DFSC primarily reflects the underlying results of operations of UCB. UCB is subject to a number of risks, which include, but are not limited to, the following:

•	variations in interest rates that may negatively affect UCB’s financial performance;

•	inherent risks associated with UCB’s lending activities;

•	a significant decline in general economic conditions in the specific markets in which UCB operates;

•	the potential adverse impact of extensive federal and state regulation and supervision of banking organizations;

•	potential declines in the value of UCB’s investments that are considered other than temporary;

•	competition for loans and deposits with numerous regional and national banks and other financial institutions; and

•	UCB’s ability to attract and retain qualified key personnel.

The growth and profitability of our insurance subsidiaries depend, in part, on the effective maintenance and ongoing development of Donegal Mutual’s information technology systems.

Our insurance subsidiaries utilize Donegal Mutual’s information technology systems to conduct their insurance business, including policy quoting and issuance, claims processing, processing of incoming premium payments and other important functions. As a result, the ability of our insurance subsidiaries to grow their business and conduct profitable operations depends on Donegal Mutual’s ability to maintain its existing information technology systems and to develop new technology systems that will support the business of Donegal Mutual and our insurance subsidiaries in a cost-efficient manner and provide information technology capabilities equivalent to those of our competitors. The allocation among our insurance subsidiaries and Donegal Mutual of the costs of developing and maintaining Donegal Mutual’s information technology systems may impact adversely our insurance subsidiaries’ expense ratio and underwriting profitability, and such costs may exceed Donegal Mutual’s and our expectations. In addition, while Donegal Mutual is committed to developing and maintaining information technology systems that will allow Donegal Mutual and our insurance subsidiaries to compete effectively, Donegal Mutual may encounter difficulties integrating new systems with legacy systems, including plans to modernize certain key infrastructure systems over the next several years. Donegal Mutual’s information technology systems may not deliver the benefits Donegal Mutual and we expect and may fail to keep pace with our competitors’ information technology systems. As a result, Donegal Mutual and our insurance subsidiaries may not have the ability to grow their business and meet their profitability objectives.

Our insurance subsidiaries rely on Donegal Mutual’s information technology systems, and the disruption or failure of these systems or the compromise of the security of those systems that results in the theft or misuse of confidential information could materially impact adversely the business of Donegal Mutual and our insurance subsidiaries.

Our insurance subsidiaries’ business operations depend significantly upon the availability and successful operation of Donegal Mutual’s information technology systems in order to process new and renewal business, service their policies, process and settle claims and facilitate processing of premium payments. In addition, in the normal course of their operations, Donegal Mutual and our insurance subsidiaries collect, utilize and maintain confidential information regarding individuals and businesses. While Donegal Mutual has established various security measures to protect its information technology systems and confidential data, unanticipated computer viruses, malware, power outages, unauthorized access or other cyberattacks could disrupt those systems or result in the misappropriation or loss of confidential data. Donegal Mutual could experience technology system failures or other outages that would impact the availability of its information technology systems. Disruption in the availability of Donegal Mutual’s information technology systems could impact the ability of Donegal Mutual and our insurance subsidiaries to underwrite and process their policies timely, process and settle claims promptly and provide expected levels of customer service to agents and policyholders.

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

Risks Relating to the Property and Casualty Insurance Industry

Industry trends, such as increased litigation against the insurance industry and individual insurers, the willingness of courts to expand covered causes of loss, rising jury awards, escalating medical costs, increasing loss frequency due to distracted driving and other factors, increasing loss severity and adverse weather conditions may contribute to increased costs and result in the deterioration of the reserves of our insurance subsidiaries.

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

The ability to underwrite and set rates effectively is subject to a number of risks and uncertainties, including:

•	the availability of sufficient, reliable data;

•	the ability to conduct a complete and accurate analysis of available data;

•	the ability to recognize in a timely manner changes in trends and to project both the severity and frequency of losses with reasonable accuracy;

•	uncertainties generally inherent in estimates and assumptions;

•	the ability to project changes in certain operating expense levels with reasonable certainty;

•	the development, selection and application of appropriate rating formulae or other pricing methodologies;

•	the use of modeling tools to assist with correctly and consistently achieving the intended results in underwriting and pricing;

•	the ability to innovate with new pricing strategies and the success of those innovations on implementation;

•	the ability to secure regulatory approval of premium rates on an adequate and timely basis;

•	the ability to predict policyholder retention accurately;

•	unanticipated court decisions, legislation or regulatory action;

•	unanticipated changes in our claim settlement practices;

•	changes in driving patterns for auto exposures;

•	changes in weather patterns for property exposures;

•	changes in the medical sector of the economy;

•	unanticipated changes in auto repair costs, auto parts prices and used car prices;

•	the impact of emerging technologies, including the advent of autonomous vehicles, on pricing, insurance coverages and loss costs;

•	the impact of inflation and other factors on the cost of construction materials and labor;

•	the ability to monitor property concentration in catastrophe-prone areas, such as hurricane, earthquake and wind/hail regions; and

•	the general state of the economy in the states in which our insurance subsidiaries operate.

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

Our Class A common stock and our Class B common stock have limited liquidity. Reported average daily trading volume for our Class A common stock and our Class B common stock for the year ended December 31, 2017 was approximately 32,196 shares and approximately 177 shares, respectively. This limited liquidity could subject our shares of Class A common stock and our shares of Class B common stock to greater price volatility.

Donegal Mutual’s majority voting control of our stock, anti-takeover provisions of our certificate of incorporation and by-laws and certain state laws make it unlikely anyone could acquire control of us unless Donegal Mutual were in favor of the acquisition of control.

Donegal Mutual’s ownership of our Class A common stock and Class B common stock, certain anti-takeover provisions of our certificate of incorporation and by-laws, certain provisions of Delaware law and the insurance laws and regulations of Iowa, Georgia, Maryland, Michigan, New Mexico, Pennsylvania, Virginia and Wisconsin could delay or prevent the removal of members of our board of directors and could make it more difficult for a merger, tender offer or proxy contest involving us to succeed, even if our stockholders other than Donegal Mutual believed any of such events would be beneficial to them. These factors could also discourage a third party from attempting to acquire control of us. The classification of our board of directors could also have the effect of delaying or preventing a change in our control.

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

We and our insurance subsidiaries share administrative headquarters with Donegal Mutual in a building in Marietta, Pennsylvania that Donegal Mutual owns. Donegal Mutual charges us and our insurance subsidiaries for an appropriate portion of the building expenses under an inter-company allocation agreement. The Marietta headquarters has approximately 270,000 square feet of office space. Southern owns a facility of approximately 10,000 square feet in Glen Allen, Virginia. Le Mars owns a facility of approximately 25,500 square feet in Le Mars, Iowa, Peninsula owns a facility of approximately 14,600 square feet in Salisbury, Maryland and Sheboygan owns a facility of approximately 8,800 square feet in Sheboygan Falls, Wisconsin.

Item 3.	Legal Proceedings.

Our insurance subsidiaries are parties to routine litigation that arises in the ordinary course of their insurance business. We believe that the resolution of these lawsuits will not have a material adverse effect on the financial condition or results of operations of our insurance subsidiaries.

Item 4.	Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant

The following table sets forth information regarding the executive officers of Donegal Mutual and the Registrant as of December 31, 2017, each of whom has served with us for more than 10 years:

Name	Age	Position
Kevin G. Burke	52	President and Chief Executive Officer of us since 2015; Executive Vice President and Chief Operating Officer of Donegal Mutual since 2014; Senior Vice President of Human Resources of Donegal Mutual and us from 2005 to 2014; Vice President of Human Resources of Donegal Mutual and us from 2001 to 2005; other positions from 2000 to 2001.

Cyril J. Greenya	73	Senior Vice President and Chief Underwriting Officer of Donegal Mutual and us since 2005; Senior Vice President, Underwriting, of Donegal Mutual from 1997 to 2005; other positions from 1986 to 1997.

Jeffrey D. Miller	53	Executive Vice President and Chief Financial Officer of Donegal Mutual and us since 2014; Senior Vice President and Chief Financial Officer of Donegal Mutual and us from 2005 to 2014; Vice President and Controller of Donegal Mutual and us from 2000 to 2005; other positions from 1995 to 2000.

Donald H. Nikolaus	75	President and Chief Executive Officer of Donegal Mutual since 1981 (currently on medical leave of absence); President and Chief Executive Officer of us from 1986 to 2015. Chairman of our board of directors since April 2012.

Sanjay Pandey	51	Senior Vice President and Chief Information Officer of Donegal Mutual and us since 2013; Vice President and Chief Information Officer of Donegal Mutual and us from 2009 to 2013; other positions from 2000 to 2009.

Robert G. Shenk	64	Senior Vice President, Claims, of Donegal Mutual and us since 1997; other positions from 1986 to 1997.

Daniel J. Wagner	57	Senior Vice President and Treasurer of Donegal Mutual and us since 2005; Vice President and Treasurer of Donegal Mutual and us from 2000 to 2005; other positions from 1993 to 2000.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class A common stock and Class B common stock trade on the NASDAQ Global Select Market under the symbols “DGICA” and “DGICB,” respectively. The following table shows the dividends declared per share and the stock price range for both classes of stock for each quarter during 2017 and 2016:

Quarter	High	Low	Cash Dividend Declared Per Share
2017 - Class A
1st	$18.20	$16.24	$—
2nd	17.72	15.36	0.1400
3rd	16.68	14.51	0.1400
4th	18.25	15.85	0.2800
2017 - Class B
1st	$17.94	$15.30	$—
2nd	16.65	14.30	0.1225
3rd	15.90	13.40	0.1225
4th	15.91	13.35	0.2450

2016 - Class A
1st	$15.00	$12.69	$—
2nd	16.50	13.30	0.1375
3rd	16.85	15.48	0.1375
4th	18.55	14.49	0.2750
2016 - Class B
1st	$16.15	$13.51	$—
2nd	15.99	12.56	0.1200
3rd	22.88	14.88	0.1200
4th	20.55	15.30	0.2400

At the close of business on March 1, 2018, we had approximately 1,869 holders of record of our Class A common stock and approximately 286 holders of record of our Class B common stock.

We declared dividends of $0.56 per share on our Class A common stock and $0.49 per share on our Class B common stock in 2017, compared to $0.55 per share on our Class A common stock and $0.48 per share on our Class B common stock in 2016.

Stock Performance Chart.

The following graph provides an indicator of cumulative total stockholder returns on our Class A common stock and our Class B common stock for the period beginning on December 31, 2012 and ending on December 31, 2017, compared to the Russell 2000 Index and a peer group comprised of seven property and casualty insurance companies over the same period. The peer group consists of Cincinnati Financial Corp., EMC Insurance Group Inc., Hanover Insurance, Horace Mann Educators, Selective Insurance Group Inc., State Auto Financial Corp. and United Fire and Casualty Co. The graph shows the change in value of an initial $100 investment on December 31, 2012, assuming reinvestment of all dividends.

	2012	2013	2014	2015	2016	2017
Donegal Group Inc. Class A	$100.00	$117.27	$122.00	$111.36	$143.31	$146.74
Donegal Group Inc. Class B	100.00	134.16	124.35	97.80	97.05	95.91
Russell 2000 Index	100.00	137.00	141.84	133.74	159.78	180.79
Peer Group	100.00	142.99	153.25	178.46	228.46	249.12

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

Item 6.	Selected Financial Data.

Year Ended December 31,	2017	2016	2015	2014	2013
Income Statement Data
Premiums earned	$702,514,755	$656,204,797	$605,640,728	$556,497,535	$515,291,944
Investment income, net	23,527,304	22,632,730	20,949,698	18,344,382	18,795,239
Realized investment gains	5,705,255	2,525,575	1,934,424	3,134,081	2,423,442
Total revenues	739,026,537	688,423,020	636,387,263	586,547,742	547,110,065

Income before income taxes	12,114,462	41,328,407	27,592,268	16,282,817	32,710,265
Income taxes	4,998,362	10,527,270	6,602,235	1,743,799	6,388,273
Net income	7,116,100	30,801,137	20,990,033	14,539,018	26,321,992

Basic earnings per share - Class A	0.27	1.19	0.78	0.56	1.04
Diluted earnings per share - Class A	0.26	1.16	0.77	0.55	1.02
Cash dividends per share - Class A	0.56	0.55	0.54	0.53	0.51

Basic earnings per share - Class B	0.22	1.06	0.69	0.49	0.94
Diluted earnings per share - Class B	0.22	1.06	0.69	0.49	0.94
Cash dividends per share - Class B	0.49	0.48	0.47	0.46	0.46

Balance Sheet Data at Year End
Total investments	$1,005,869,705	$945,519,655	$900,822,274	$832,941,077	$791,808,307
Total assets	1,737,919,778	1,623,131,037	1,537,834,415	1,458,654,644	1,385,410,502
Debt obligations	64,000,000	74,000,000	86,000,000	58,500,000	63,000,000
Stockholders’ equity	448,696,104	438,615,320	408,388,568	416,134,643	396,877,111
Book value per share	15.95	16.21	15.66	15.40	15.02

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

At December 31, 2017, Donegal Mutual held approximately 44% of our outstanding Class A common stock and approximately 83% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 72% of the combined voting power of our outstanding shares of Class A common stock and our outstanding shares of Class B common stock.

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

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 additional shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of the SEC Rule 10b-18 and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during 2017 or 2016. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through December 31, 2017.

On December 18, 2015, we and Donegal Mutual entered into a Stock Purchase and Standstill Agreement (the “Purchase Agreement”) with Gregory M. Shepard (“Mr. Shepard”). Under the terms of the Purchase Agreement, we purchased 2,000,000 shares of our Class A common stock from Mr. Shepard on December 22, 2015 for a price of $33.0 million, or $16.50 per share, representing a premium of approximately $5.8 million from the market price of our Class A common stock on the date of the Purchase Agreement. We reported this premium in excess of the market price as an expense in our consolidated statements of income and comprehensive income for 2015 that we include in this Form 10-K Report. We borrowed $33.0 million under our existing line of credit with M&T Bank to fund the purchase. The Purchase Agreement contains a number of typical “standstill” provisions pursuant to which Mr. Shepard and any affiliate of Mr. Shepard shall not take a number of “control-seeking” actions with respect to us for a period of 25 years from the date of the Purchase Agreement.

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

Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced a decrease in claims frequency on workers’ compensation claims during the past several years while the severity of these claims has gradually increased. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on workers’ compensation claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at December 31, 2017. For every 1% change in our insurance subsidiaries’ loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $3.8 million.

The establishment of appropriate liabilities is an inherently uncertain process and we can provide no assurance that our insurance subsidiaries’ ultimate liability will not exceed our insurance subsidiaries’ loss and loss expense reserves and have an adverse effect on our results of operations and financial condition. Furthermore, we cannot predict the timing, frequency and extent of adjustments to our insurance subsidiaries’ estimated future liabilities, because the historical conditions and events that serve as a basis for our insurance subsidiaries’ estimates of ultimate claim costs may change. As is the case for substantially all property and casualty insurance companies, our insurance subsidiaries have found it necessary in the past to increase their estimated future liabilities for losses and loss expenses in certain periods and, in other periods, their estimated future liabilities for losses and loss expenses have exceeded their actual liabilities for losses and loss expenses. Changes in our insurance subsidiaries’ estimates of their liability for losses and loss expenses generally reflect actual payments and their evaluation of information received subsequent to the prior reporting period. Our insurance subsidiaries recognized an increase in their liability for losses and loss expenses of prior years of $6.6 million, $3.0 million and $7.2 million in 2017, 2016 and 2015, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy, key reserving assumptions or claims management personnel, and they have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in these years. The 2017 development represented 1.9% of the December 31, 2016 net carried reserves and resulted primarily from higher-than-expected severity in the commercial multiple peril, personal automobile and commercial automobile lines of business, offset by lower-than-expected severity in the workers’ compensation line of business, in accident years prior to 2017. The majority of the 2017 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States and Peninsula. The 2016 development represented 0.9% of the December 31, 2015 net carried reserves and resulted primarily from higher-than-expected severity in the commercial multiple peril and commercial automobile liability lines of business, offset by lower-than-expected severity in the workers’ compensation line of business, in accident years prior to 2016. The majority of the 2016 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States and Southern. The 2015 development represented 2.5% of the December 31, 2014 net carried reserves and resulted primarily from higher-than-expected severity in the private passenger automobile liability, commercial multiple peril and commercial automobile lines of business in accident years prior to 2015. The majority of the 2015 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States and Southern.

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

Our insurance subsidiaries’ liability for losses and loss expenses by major line of business at December 31, 2017 and 2016 consisted of the following:

	2017	2016
	(in thousands)
Commercial lines:
Automobile	$74,299	$58,615
Workers’ compensation	103,318	104,446
Commercial multi-peril	71,011	60,887
Other	4,119	3,868

Total commercial lines	252,747	227,816

Personal lines:
Automobile	110,512	100,498
Homeowners	18,508	17,286
Other	1,634	1,918

Total personal lines	130,654	119,702

Total commercial and personal lines	383,401	347,518
Plus reinsurance recoverable	293,271	259,147

Total liability for losses and loss expenses	$676,672	$606,665

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

Change in Loss and Loss Expense Reserves Net of Reinsurance	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2017	Percentage Change in Equity at December 31, 2017(1)	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2016	Percentage Change in Equity at December 31, 2016(1)
(dollars in thousands)
-10.0%	$345,061	6.8%	$312,766	5.1%
-7.5	354,646	5.1	321,454	3.9
-5.0	364,231	3.4	330,142	2.6
-2.5	373,816	1.7	338,830	1.3
Base	383,401	—	347,518	—
2.5	392,986	-1.7	356,206	-1.3
5.0	402,571	-3.4	364,894	-2.6
7.5	412,156	-5.1	373,582	-3.9
10.0	421,741	-6.8	382,270	-5.1

(1)	Net of income tax effect (21% at December 31, 2017 and 35% at December 31, 2016).

Our insurance subsidiaries base their reserves for unpaid losses and loss expenses on current trends in loss and loss expense development and reflect their best estimates for future amounts needed to pay losses and loss expenses with respect to incurred events currently known to them plus incurred but not reported (“IBNR”) claims. Our insurance subsidiaries develop their reserve estimates based on an assessment of known facts and circumstances, review of historical loss settlement patterns, estimates of trends in claims severity, frequency, legal and regulatory changes and other assumptions. Our insurance subsidiaries consistently apply actuarial loss reserving techniques and assumptions, which rely on historical information as adjusted to reflect current conditions, including consideration of recent case reserve activity. Our insurance subsidiaries use the most-likely number their actuaries determine. For the year ended December 31, 2017, the actuaries developed a range from a low of $353.0 million to a high of $416.5 million and with a most-likely number of $383.4 million. The actuaries’ range of estimates for commercial lines in 2017 was $232.8 million to $274.5 million, and the actuaries selected the most-likely number of $252.7 million. The actuaries’ range of estimates for personal lines in 2017 was $120.2 million to $142.0 million, and the actuaries selected the most-likely number of $130.7 million. For the year ended December 31, 2016, the actuaries developed a range from a low of $318.6 million to a high of $379.0 million and with a most-likely number of $347.5 million. The actuaries’ range of estimates for commercial lines in 2016 was $208.9 million to $248.4 million, and the actuaries selected the most-likely number of $227.8 million. The actuaries’ range of estimates for personal lines in 2016 was $109.7 million to $130.6 million, and the actuaries selected the most-likely number of $119.7 million.

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

The following table presents 2017 and 2016 claim count and payment amount information for workers’ compensation. Workers’ compensation losses primarily consist of indemnity and medical costs for injured workers.

	For the Year Ended December 31,
(dollars in thousands)	2017	2016
Number of claims pending, beginning of period	2,710	2,694
Number of claims reported	6,348	6,343
Number of claims settled or dismissed	6,152	6,327
Number of claims pending, end of period	2,906	2,710

Losses paid	$41,970	$39,718
Loss expenses paid	9,474	9,326

Investments

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, when we consider a decline in the value of an individual investment to be other than temporary, we write down the investment to its fair value and reflect the amount of the write-down as a realized loss in our results of operations. We individually monitor all investments for other-than-temporary declines in value. Generally, we assume there has been an other-than-temporary decline in value if an individual equity security has depreciated in value by more than 20% of original cost and has been in such an unrealized loss position for more than six months. We held five equity securities that were in an unrealized loss position at December 31, 2017. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we considered these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, company or geographic events that have negatively impacted the value of a security and rating agency downgrades. We held 280 debt securities that were in an unrealized loss position at December 31, 2017. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary. We did not recognize any impairment losses in 2017, 2016 or 2015.

We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at December 31, 2017 as follows:

	Less than 12 months		12 months or longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$24,024,445	$286,518	$33,987,229	$990,759
Obligations of states and political subdivisions	10,223,383	120,076	14,127,415	294,557
Corporate securities	35,203,959	253,241	31,560,591	1,003,047
Mortgage-backed securities	100,533,516	817,315	124,061,502	2,666,650
Equity securities	4,291,875	279,141	—	—

Totals	$174,277,178	$1,756,291	$203,736,737	$4,955,013

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

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that we could realize if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. We generally obtain two prices per security. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates we obtain are representative of fair values based upon their general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against the expectations of our investment personnel with respect to pricing based on fair market curves, security ratings, coupon rates, security type and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At December 31, 2017, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 (quoted prices in active markets for identical assets and liabilities) and Level 2

(directly or indirectly observable inputs other than Level 1 quoted prices) investments using those prices. In our review of the estimates the pricing services provided at December 31, 2017, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

We had no sales or transfers from the held to maturity portfolio in 2017, 2016 or 2015.

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

Management Evaluation of Operating Results

Despite economic uncertainty, challenging insurance market conditions and unusually adverse weather conditions that affected our results in recent years, we believe that our focused business strategy, including our insurance subsidiaries’ disciplined underwriting practices, have positioned us well for 2018 and beyond.

The property and casualty insurance industry is highly cyclical, and individual lines of business experience their own cycles within the overall property and casualty insurance industry cycle. Premium rate levels relate to the availability of insurance coverage, which varies according to the level of surplus in the insurance industry and other factors. The level of surplus in the industry varies with returns on capital and regulatory barriers to the withdrawal of surplus. Increases in surplus have generally been accompanied by increased price competition among property and casualty insurers. If our insurance subsidiaries were to find it necessary to reduce premiums or limit premium increases due to competitive pressures on pricing, our insurance subsidiaries could experience a reduction in profit margins and revenues, an increase in ratios of losses and expenses to premiums and, therefore, lower profitability. The cyclicality of the insurance market and its potential impact on our results is difficult to predict with any significant reliability. Because our insurance subsidiaries do not prepare GAAP financial statements, we evaluate the performance of our personal lines and commercial lines segments utilizing statutory accounting practices (“SAP”), which include financial measures that reflect the growth trends and underwriting results of our insurance subsidiaries.

We use the following financial data to monitor and evaluate our operating results:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Net premiums written:
Personal lines:
Automobile	$255,297	$229,789	$214,610
Homeowners	125,054	122,811	119,541
Other	19,672	19,057	18,176

Total personal lines	400,023	371,657	352,327

Commercial lines:
Automobile	99,333	87,849	76,729
Workers’ compensation	109,884	108,349	98,079
Commercial multi-peril	110,313	104,728	94,219
Other	9,586	9,451	7,483

Total commercial lines	329,116	310,377	276,510

Total net premiums written	$729,139	$682,034	$628,837

Components of GAAP combined ratio:
Loss ratio	69.4%	64.5%	65.8%
Expense ratio	32.9	33.0	32.6
Dividend ratio	0.7	0.6	0.6

GAAP combined ratio	103.0%	98.1%	99.0%

Revenues:
Premiums earned:
Personal lines	$384,124	$361,128	$344,355
Commercial lines	318,391	295,077	261,286

GAAP premiums earned	702,515	656,205	605,641
Net investment income	23,527	22,633	20,950
Realized investment gains	5,705	2,526	1,934
Equity in earnings of DFSC	1,622	1,086	1,277
Other	5,658	5,973	6,585

Total revenues	$739,027	$688,423	$636,387

	Year Ended December 31,
(in thousands)	2017	2016	2015
Components of net income:
Underwriting (loss) income:
Personal lines	$(39,042)	$(10,745)	$(6,414)
Commercial lines	13,263	18,284	9,259

SAP underwriting (loss) income	(25,779)	7,539	2,845
GAAP adjustments	4,408	4,642	3,344

GAAP underwriting (loss) income	(21,371)	12,181	6,189
Net investment income	23,527	22,633	20,950
Realized investment gains	5,705	2,526	1,934
Equity in earnings of DFSC	1,622	1,086	1,277
Premium paid on purchase of treasury stock	—	—	(5,780)
Other	2,631	2,902	3,022

Income before income tax	12,114	41,328	27,592
Income tax	(4,998)	(10,527)	(6,602)

Net income	$7,116	$30,801	$20,990

Non-GAAP Information

We prepare our consolidated financial statements on the basis of GAAP. Our insurance subsidiaries also prepare financial statements based on SAP. SAP financial measures are considered non-GAAP financial measures under applicable SEC rules because the SAP financial measures include or exclude certain items that the most comparable GAAP financial measures do not ordinarily include or exclude. Our calculation of non-GAAP financial measures may differ from similar measures other companies use, so investors should exercise caution when comparing our non-GAAP financial measures to the non-GAAP financial measures other companies use. The SAP financial measures we utilize are net premiums written and statutory combined ratio.

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

The following table provides a reconciliation of our net premiums earned to our net premiums written for 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Net premiums earned	$702,514,755	$656,204,797	$605,640,728
Change in net unearned premiums	26,624,163	25,829,042	23,196,122

Net premiums written	$729,138,918	$682,033,839	$628,836,850

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

The following table presents comparative details with respect to our GAAP and statutory combined ratios for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
GAAP Combined Ratios (Total Lines)
Loss ratio (non-weather)	61.1%	58.8%	59.7%
Loss ratio (weather-related)	8.3	5.7	6.1
Expense ratio	32.9	33.0	32.6
Dividend ratio	0.7	0.6	0.6

Combined ratio	103.0%	98.1%	99.0%

Statutory Combined Ratios
Commercial lines:
Automobile	115.0%	110.8%	109.5%
Workers’ compensation	79.0	83.8	87.6
Commercial multi-peril	96.7	87.7	90.8
Total commercial lines	93.6	90.7	92.8
Personal lines:
Automobile	109.3	106.7	104.3
Homeowners	109.9	95.5	97.6
Total personal lines	108.5	101.8	100.9
Total commercial and personal lines	101.7	96.8	97.4

Results of Operations

YEAR ENDED DECEMBER 31, 2017 COMPARED TO YEAR ENDED DECEMBER 31, 2016

Net Premiums Earned

Our insurance subsidiaries’ net premiums earned increased to $702.5 million for 2017, an increase of $46.3 million, or 7.1%, over 2016, reflecting increases in net premiums written during 2016 and 2017. Our insurance subsidiaries earn premiums and recognize them as income over the terms of the policies they issue. Such terms are generally one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding twelve-month period compared to the same period one year earlier.

Net Premiums Written

Our insurance subsidiaries’ 2017 net premiums written increased 6.9% to $729.1 million, compared to $682.0 million for 2016. We attribute the increase primarily to the impact of premium rate increases and an increase in the writing of new accounts in both personal and commercial lines of insurance. Commercial lines net premiums written increased $18.7 million, or 6.0%, for 2017 compared to 2016. The increase was primarily attributable to premium rate increases and increased writings of new accounts in the commercial automobile, commercial multi-peril and workers’ compensation lines of business. Personal lines net premiums written increased $28.4 million, or 7.6%, for 2017 compared to 2016. We attribute the increase in personal lines primarily to an increase in new business and premium rate increases our insurance subsidiaries implemented throughout 2016 and 2017.

Investment Income

For 2017, our net investment income increased to $23.5 million, an increase of $894,574, or 4.0%, over 2016. We attribute the increase primarily to an increase in average invested assets.

Installment Payment Fees

Our insurance subsidiaries’ installment fees decreased primarily as a result of their customers’ increased usage of payment plans that have lower installment payment fees during 2017.

Net Realized Investment Gains

Our net realized investment gains in 2017 and 2016 were $5.7 million and $2.5 million, respectively. The net realized investment gains for 2017 resulted primarily from strategic sales of equity securities within our investment portfolio and unrealized gains within a limited partnership that invests in equity securities. The net realized investment gains in 2016 resulted from normal turnover within our investment portfolio. We did not recognize any impairment losses during 2017 or 2016.

Equity in Earnings of DFSC

Our equity in the earnings of DFSC in 2017 and 2016 was $1.6 million and $1.1 million, respectively. We attribute the increase in DFSC’s earnings primarily to higher net interest income related to loan portfolio growth that DFSC achieved during 2017.

Losses and Loss Expenses

Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, was 69.4% in 2017, compared to 64.5% in 2016. Our insurance subsidiaries’ commercial lines loss ratio increased to 62.0% in 2017, compared to 59.6% in 2016. This increase resulted primarily from the commercial automobile loss ratio increasing to 80.3% in 2017, compared to 78.7% in 2016, and the commercial multi-peril loss ratio increasing to 64.6% in 2017, compared to 54.4% in 2016. The personal lines loss ratio was 75.5% in 2017 compared to 68.5% in 2016. Our insurance subsidiaries experienced unfavorable loss reserve development of approximately $6.6 million during 2017 in their reserves for prior accident years, compared to approximately $3.0 million during 2016. The unfavorable loss reserve development resulted primarily from higher-than-expected severity in the commercial multiple peril, personal automobile liability and commercial automobile lines of business, offset by lower-than-expected severity in the workers’ compensation line of business.

Underwriting Expenses

Our insurance subsidiaries’ expense ratio, which is the ratio of policy acquisition and other underwriting expenses to premiums earned, was 32.9% in 2017, compared to 33.0% in 2016. We attribute the decrease to lower underwriting-based incentive compensation in 2017.

Combined Ratio

Our insurance subsidiaries’ combined ratio was 103.0% and 98.1% in 2017 and 2016, respectively. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned. We attribute the increase in our combined ratio primarily to the increase in our loss ratio.

Interest Expense

Our interest expense in 2017 decreased to $1.6 million, compared to $1.7 million in 2016. We attribute the decrease to lower average borrowings during 2017 compared to 2016.

Income Taxes

Our income tax expense was $5.0 million in 2017, compared to $10.5 million in 2016. Our effective tax rate for 2017 was 41.3%, compared to 25.5% for 2016. The increase in our 2017 effective tax rate was primarily due to additional tax expense of $4.8 million related to the revaluation of our net deferred tax assets pursuant to the Tax Cuts and Jobs Act (the “TCJA”). Excluding the impact of the TCJA, our effective tax rate for 2017 was 2.0% due to tax-exempt interest income representing a greater proportion of income before income tax expense in 2017 compared to 2016.

Net Income and Earnings Per Share

Our net income in 2017 was $7.1 million, or $.26 per share of Class A common stock on a diluted basis and $.22 per share of Class B common stock, compared to $30.8 million, or $1.16 per share of Class A common stock on a diluted basis and $1.06 per share of Class B common stock, in 2016. We had 22.6 million and 21.5 million Class A shares outstanding at December 31, 2017 and 2016, respectively. We had 5.6 million Class B shares outstanding for both periods. There are no outstanding securities that dilute our shares of Class B common stock.

Book Value Per Share and Return on Equity

Our stockholders’ equity increased by $10.1 million in 2017. Our book value per share decreased to $15.95 at December 31, 2017, compared to $16.21 a year earlier. Our return on average equity was 1.6% for 2017, compared to 7.3% for 2016.

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

We have historically generated sufficient net positive cash flow from our operations to fund our commitments and build our investment portfolio, thereby increasing future investment returns. The pooling agreement with Donegal Mutual historically has been cash flow positive because of the profitability of the underwriting pool. Because we settle the pool monthly, our cash flows are substantially similar to the cash flows that would result from the underwriting of direct business. We maintain a high degree of liquidity in our investment portfolio in the form of marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective. This laddering approach provides an additional measure of liquidity to meet our obligations and the obligations of our insurance subsidiaries should an unexpected variation occur in the future. Net cash flows provided by operating activities in 2017, 2016 and 2015 were $81.0 million, $60.0 million and $68.2 million, respectively.

In July 2017, we renewed our existing credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a $60.0 million unsecured, revolving line of credit. The line of credit now expires in July 2020. We have the right to extend the term of the credit agreement for one year as of each anniversary date of the agreement. At December 31, 2017, we had $24.0 million in outstanding borrowings and had the ability to borrow an additional $36.0 million at interest rates equal to M&T’s current prime rate or the then-current LIBOR rate plus 2.25%. The interest rate on our outstanding borrowings is adjustable quarterly. At December 31, 2017, the interest rate on our outstanding borrowings was 3.82%. We pay a fee of 0.25% per annum on the loan commitment amount regardless of usage. The credit agreement requires our compliance with certain covenants. These covenants include minimum levels of our net worth, leverage ratio, statutory surplus and the A.M. Best ratings of our insurance subsidiaries. We complied with all requirements of the credit agreement during 2017.

MICO has an agreement with the FHLB of Indianapolis. Through its membership, MICO has the ability to issue debt to the FHLB of Indianapolis in exchange for cash advances. There were no outstanding borrowings at December 31, 2017 or 2016.

Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. Atlantic States had $35.0 million in outstanding advances at December 31, 2017. The interest rate on the advances was 1.25% at December 31, 2017.

The following table shows expected payments for our significant contractual obligations at December 31, 2017:

(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Net liability for unpaid losses and loss expenses of our insurance subsidiaries	$383,401	$178,369	$176,980	$13,642	$14,410
Subordinated debentures	5,000	—	—	—	5,000
Borrowings under lines of credit	59,000	35,000	24,000	—	—

Total contractual obligations	$447,401	$213,369	$200,980	$13,642	$19,410

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

We estimated the timing of the amounts for the borrowings under our lines of credit based on their contractual maturities that we discuss in Note 9 - Borrowings. Our borrowings under our lines of credit carry interest rates that vary as discussed in Note 9 - Borrowings. Based upon the interest rates in effect at December 31, 2017, our annual interest cost associated with our borrowings under our lines of credit is approximately $1.5 million. For every 1% change in the interest rate associated with our borrowings under our lines of credit, the effect on our annual interest cost would be approximately $590,000.

The cash dividends we declared to our stockholders totaled $15.0 million, $14.2 million and $14.5 million in 2017, 2016 and 2015, respectively. There are no regulatory restrictions on our payment of dividends to our stockholders, although there are restrictions under applicable state laws on the payment of dividends from our insurance subsidiaries to us. Our insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis and are subject to regulations under which their payment of dividends from statutory surplus is restricted and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk-based capital (“RBC”) requirements. The amount of statutory capital and surplus necessary for our insurance subsidiaries to satisfy regulatory requirements, including the RBC requirements, was not significant in relation to our insurance subsidiaries’ statutory capital and surplus at December 31, 2017. Amounts available for distribution to us as ordinary dividends from our insurance subsidiaries without prior approval of insurance regulatory authorities in 2018 are $22.3 million from Atlantic States, $5.5 million from Southern, $2.3 million from Le Mars, $1.6 million from Peninsula, $0 from Sheboygan and $5.3 million from MICO, or a total of approximately $37.0 million.

Investments

At December 31, 2017 and 2016, our investment portfolio of primarily investment-grade bonds, common stock, short-term investments and cash totaled $1.0 billion and $970.1 million, respectively, representing 60.1% and 59.8%, respectively, of our total assets. See “Business - Investments” for more information.

	December 31,
	2017		2016
		Percent of		Percent of
(dollars in thousands)	Amount	Total	Amount	Total
Fixed maturities:
Total held to maturity	$366,655	36.4%	$336,101	35.5%
Total available for sale	538,946	53.6	515,075	54.5

Total fixed maturities	905,601	90.0	851,176	90.0
Equity securities	50,445	5.0	47,088	5.0
Investment in affiliate	38,774	3.9	37,885	4.0
Short-term investments	11,050	1.1	9,371	1.0

Total investments	$1,005,870	100.0%	$945,520	100.0%

The carrying value of our fixed maturity investments represented 90.0% of our total invested assets at December 31, 2017 and 2016.

Our fixed maturity investments consisted of high-quality marketable bonds, of which 99.8% were rated at investment-grade levels at December 31, 2017 and 2016.

At December 31, 2017, the net unrealized gain on our available-for-sale fixed maturity investments, net of deferred taxes, amounted to $420,053, compared to $2.2 million at December 31, 2016.

At December 31, 2017, the net unrealized gain on our equity securities, net of deferred taxes, amounted to $4.9 million, compared to $3.0 million at December 31, 2016.

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

Impact of New Accounting Standards

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. While this guidance will replace most existing GAAP revenue recognition guidance, the scope of the guidance excludes insurance contracts. The new standard is effective on January 1, 2018. The standard permits the use of either the retrospective or the cumulative effect transition method. Because the accounting for insurance contracts is outside of the scope of the standard, the adoption of this guidance did not have a significant impact on our financial position, results of operations or cash flows.

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

In March 2016, the FASB issued guidance that simplifies and improves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance was effective for annual and interim reporting periods beginning after December 15, 2016. The adoption of this guidance did not have a significant impact on our financial position, results of operations or cash flows.

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

In February 2018, the FASB issued updated guidance that allows entities to reclassify the stranded tax effects in accumulated other comprehensive income (“AOCI”) resulting from the TCJA from AOCI to retained earnings. Current guidance requires entities to report the effect of a change in tax laws or tax rates on deferred tax balances in income from continuing operations in the accounting period that includes the period of enactment, even if the entities originally charged or credited related income tax effects directly to AOCI. If an entity elects to reclassify the stranded tax effects, the guidance requires the reclassification to include the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, related to items in AOCI at the date of the enactment of TCJA. The guidance is effective for annual and interim reporting periods beginning after December 15, 2018 and permits early adoption. We adopted this guidance effective on the December 22, 2017 date of the enactment of the TCJA. The adoption of this guidance did not have a significant impact on our financial position, results of operations or cash flows.

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

Principal cash flows and related weighted-average interest rates by stated maturity dates for the financial instruments we held at December 31, 2017 that are sensitive to interest rates are as follows:

(in thousands)	Principal Cash Flows	Weighted- Average Interest Rate
Fixed-maturity and short-term investments:
2018	$64,824	3.97%
2019	40,113	3.28
2020	35,311	2.62
2021	44,350	3.36
2022	44,046	3.00
Thereafter	679,066	3.36

Total	$907,710

Fair value	$930,446

Debt:
2018	$35,000	1.25%
2019	24,000	3.82
Thereafter	5,000	5.00

Total	$64,000

Fair value	$64,000

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

Through November 30, 2010, MICO and West Bend Mutual Insurance Company (“West Bend”) were parties to quota-share reinsurance agreements whereby MICO ceded 75% of its business to West Bend. MICO and West Bend terminated the reinsurance agreement in effect at November 30, 2010 on a run-off basis. West Bend’s obligations related to all past reinsurance agreements with MICO remain in effect for all policies with effective dates prior to December 1, 2010. West Bend and MICO entered into a trust agreement on December 1, 2010. Under the terms of the trust agreement, West Bend placed into trust, for the sole benefit of MICO, assets with a fair value equal to the amount of unearned premiums and unpaid losses and loss expenses, reduced by any net premium balances not yet paid by MICO, that West Bend had assumed pursuant to such reinsurance agreements at November 30, 2010. The amount of assets required to be held in trust adjusts monthly based upon the remaining net obligations of West Bend. West Bend may terminate the trust agreement on the earlier of December 1, 2020 or the date on which the obligations of West Bend are equal to or less than $5.0 million. As of December 31, 2017, West Bend’s net obligations under the reinsurance agreements were approximately $6.1 million, and the fair value of assets held in trust was approximately $6.6 million.

Item 8.	Financial Statements and Supplementry Data.

Donegal Group Inc.

Consolidated Balance Sheets

	December 31,
	2017	2016
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost (fair value $380,450,428 and $344,647,138)	$366,655,077	$336,100,948
Available for sale, at fair value (amortized cost $538,414,337 and $511,629,644)	538,946,050	515,074,940
Equity securities, available for sale, at fair value (cost $44,219,097 and $42,431,695)	50,445,243	47,087,842
Investment in Donegal Financial Services Corporation	38,773,420	37,884,918
Short-term investments, at cost, which approximates fair value	11,049,915	9,371,007

Total investments	1,005,869,705	945,519,655
Cash	37,833,435	24,587,214
Accrued investment income	6,553,121	6,295,513
Premiums receivable	160,406,432	159,389,667
Reinsurance receivable	298,342,563	263,028,008
Deferred policy acquisition costs	60,289,860	56,309,196
Deferred tax asset, net	7,128,843	19,043,413
Prepaid reinsurance premiums	135,032,641	124,255,495
Property and equipment, net	7,280,415	6,668,489
Accounts receivable - securities	180,525	—
Federal income taxes recoverable	10,935,105	1,108,250
Due from affiliate	—	9,204,910
Goodwill	5,625,354	5,625,354
Other intangible assets	958,010	958,010
Other	1,483,769	1,137,863

Total assets	$1,737,919,778	$1,623,131,037

Liabilities and Stockholders’ Equity
Liabilities
Losses and loss expenses	$676,671,727	$606,664,590
Unearned premiums	503,456,541	466,055,228
Accrued expenses	28,033,776	28,246,691
Reinsurance balances payable	4,116,159	4,369,528
Borrowings under lines of credit	59,000,000	69,000,000
Cash dividends declared to stockholders	3,841,820	3,622,821
Subordinated debentures	5,000,000	5,000,000
Due to affiliate	7,314,368	—
Other	1,789,283	1,556,859

Total liabilities	1,289,223,674	1,184,515,717

Stockholders’ Equity
Preferred stock, $.01 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 40,000,000 shares, issued 25,564,481 and 24,483,377 shares and outstanding 22,561,893 and 21,480,789 shares	255,645	244,834
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	255,401,558	236,851,709
Accumulated other comprehensive loss	(2,684,275)	(2,254,271)
Retained earnings	236,893,041	244,942,913
Treasury stock, at cost	(41,226,357)	(41,226,357)

Total stockholders’ equity	448,696,104	438,615,320

Total liabilities and stockholders’ equity	$1,737,919,778	$1,623,131,037

See accompanying notes to consolidated financial statements.

Donegal Group Inc.

Consolidated Statements of Income and Comprehensive Income

	Years Ended December 31,
	2017	2016	2015
Statements of Income
Revenues
Net premiums earned (includes affiliated reinsurance of $190,924,704, $184,656,732 and $175,024,905 - see note 3)	$702,514,755	$656,204,797	$605,640,728
Investment income, net of investment expenses	23,527,304	22,632,730	20,949,698
Installment payment fees	5,157,163	5,302,896	5,834,897
Lease income	500,455	670,865	750,287
Net realized investment gains (includes $5,705,255, $2,525,575 and $1,934,424 accumulated other comprehensive income reclassification)	5,705,255	2,525,575	1,934,424
Equity in earnings of Donegal Financial Services Corporation	1,621,605	1,086,157	1,277,229

Total revenues	739,026,537	688,423,020	636,387,263

Expenses
Net losses and loss expenses (includes affiliated reinsurance of $114,865,113, $102,124,332 and $100,110,773 - see note 3)	487,268,054	423,315,903	398,366,874
Amortization of deferred policy acquisition costs	115,065,000	107,876,000	99,513,000
Other underwriting expenses	116,538,431	108,458,742	97,709,656
Policyholder dividends	5,014,624	4,373,377	3,862,606
Interest	1,593,437	1,657,647	1,111,441
Premium paid on purchase of treasury stock	—	—	5,780,000
Other	1,432,529	1,412,944	2,451,418

Total expenses	726,912,075	647,094,613	608,794,995

Income before income tax expense	12,114,462	41,328,407	27,592,268
Income tax expense (includes $1,939,787, $883,951 and $677,048 income tax expense from reclassification items)	4,998,362	10,527,270	6,602,235

Net income	$7,116,100	$30,801,137	$20,990,033

Basic earnings per common share:
Class A common stock	$0.27	$1.19	$0.78

Class B common stock	$0.22	$1.06	$0.69

Diluted earnings per common share:
Class A common stock	$0.26	$1.16	$0.77

Class B common stock	$0.22	$1.06	$0.69

Statements of Comprehensive Income
Net income	$7,116,100	$30,801,137	$20,990,033

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) arising during the period, net of income tax expense (benefit) of $1,964,385, ($746,518) and ($1,788,852)	3,811,151	(1,386,391)	(3,322,149)
Reclassification adjustment for gains included in net income, net of income tax of $1,939,787, $883,951 and $677,048	(3,765,468)	(1,641,624)	(1,257,376)

Other comprehensive income (loss)	45,683	(3,028,015)	(4,579,525)

Comprehensive income	$7,161,783	$27,773,122	$16,410,508

See accompanying notes to consolidated financial statements.

Donegal Group Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, January 1, 2015	22,389,369	5,649,240	$223,894	$56,492	$200,348,783	$5,353,269	$223,253,887	$(13,101,682)	$416,134,643

Issuance of common stock (stock compensation plans)	129,066		1,290		1,836,067				1,837,357
Stock-based compensation	983,370		9,834		16,620,676				16,630,510
Net income							20,990,033		20,990,033
Cash dividends							(14,499,775)		(14,499,775)
Grant of stock options					719,775		(719,775)		—
Purchase of treasury stock								(28,124,675)	(28,124,675)
Other comprehensive loss						(4,579,525)			(4,579,525)

Balance, December 31, 2015	23,501,805	5,649,240	$235,018	$56,492	$219,525,301	$773,744	$229,024,370	$(41,226,357)	$408,388,568

Issuance of common stock (stock compensation plans)	149,105		1,491		2,118,471				2,119,962
Stock-based compensation	832,467		8,325		14,522,217				14,530,542
Net income							30,801,137		30,801,137
Cash dividends							(14,196,874)		(14,196,874)
Grant of stock options					685,720		(685,720)		—
Other comprehensive loss						(3,028,015)			(3,028,015)

Balance, December 31, 2016	24,483,377	5,649,240	$244,834	$56,492	$236,851,709	$(2,254,271)	$244,942,913	$(41,226,357)	$438,615,320

Issuance of common stock (stock compensation plans)	157,085		1,571		2,486,762				2,488,333
Stock-based compensation	924,019		9,240		15,462,479				15,471,719
Net income							7,116,100		7,116,100
Cash dividends							(15,041,051)		(15,041,051)
Grant of stock options					600,608		(600,608)		—
Reclassification of tax effects						(475,687)	475,687		—
Other comprehensive income						45,683			45,683

Balance, December 31, 2017	25,564,481	5,649,240	$255,645	$56,492	$255,401,558	$(2,684,275)	$236,893,041	$(41,226,357)	$448,696,104

See accompanying notes to consolidated financial statements.

Donegal Group Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net income	$7,116,100	$30,801,137	$20,990,033

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	6,109,869	6,587,282	6,740,346
Net realized investment gains	(5,705,255)	(2,525,575)	(1,934,424)
Equity in earnings of Donegal Financial Services Corporation	(1,621,605)	(1,086,157)	(1,277,229)
Changes in Assets and Liabilities:
Losses and loss expenses	70,007,137	28,459,481	39,946,703
Unearned premiums	37,401,313	36,562,025	20,846,840
Accrued expenses	(212,915)	5,786,216	3,030,848
Premiums receivable	(1,016,765)	(18,122,256)	(7,960,450)
Deferred policy acquisition costs	(3,980,664)	(4,200,808)	(3,809,780)
Deferred income taxes	11,889,970	2,030,865	168,395
Reinsurance receivable	(35,314,555)	(3,299,895)	(6,092,223)
Accrued investment income	(257,608)	(304,316)	(239,821)
Amounts due from affiliate	16,519,278	(12,762,087)	1,147,830
Reinsurance balances payable	(253,369)	889,122	(4,360,766)
Prepaid reinsurance premiums	(10,777,146)	(10,732,990)	2,349,278
Current income taxes	(9,826,855)	379,406	(906,179)
Other, net	(113,482)	(22,628)	(2,235,228)
Dividends received from Donegal Financial Services Corporation	1,036,750	1,591,300	1,783,700

Net adjustments	73,884,098	29,228,985	47,197,840

Net cash provided by operating activities	81,000,198	60,030,122	68,187,873

Cash Flows from Investing Activities:
Purchases of fixed maturities:
Held to maturity	(51,049,152)	(44,907,210)	(31,310,026)
Available for sale	(138,675,907)	(161,873,868)	(181,106,519)
Purchases of equity securities	(17,033,093)	(15,222,724)	(14,759,861)
Sales of fixed maturities:
Available for sale	10,081,785	55,731,299	40,321,838
Maturity of fixed maturities:
Held to maturity	20,577,326	19,488,644	28,575,153
Available for sale	99,544,479	82,586,588	66,744,045
Sales of equity securities	20,880,814	9,201,657	8,761,474
Net purchases of property and equipment	(1,090,726)	(384,207)	(151,536)
Net (purchases) sales of short-term investments	(1,678,908)	4,061,475	6,861,166

Net cash used in investing activities	(58,443,382)	(51,318,346)	(76,064,266)

Cash Flows from Financing Activities:
Issuance of common stock	15,511,457	13,822,228	15,516,870
Cash dividends paid	(14,822,052)	(14,085,934)	(14,455,167)
Purchases of treasury stock	—	—	(28,124,675)
Payments on lines of credit	(10,000,000)	(12,000,000)	(9,500,000)
Borrowings under lines of credit	—	—	37,000,000

Net cash (used in) provided by financing activities	(9,310,595)	(12,263,706)	437,028

Net increase (decrease) in cash	13,246,221	(3,551,930)	(7,439,365)
Cash at beginning of year	24,587,214	28,139,144	35,578,509

Cash at end of year	$37,833,435	$24,587,214	$28,139,144

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

At December 31, 2017, Donegal Mutual held approximately 44% of our outstanding Class A common stock and approximately 83% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 72% of the total voting power of our common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to a pooling agreement and other intercompany agreements and transactions. While each company maintains its separate corporate existence, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

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

In 2017, 2016 and 2015, we realized $873,515, $788,700 and $437,474, respectively, in tax benefits upon the exercise of stock options.

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

2 - Impact of New Accounting Standards

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. While this guidance will replace most existing GAAP revenue recognition guidance, the scope of the guidance excludes insurance contracts. The new standard is effective on January 1, 2018. The standard permits the use of either the retrospective or the cumulative effect transition method. Because the accounting for insurance contracts is outside of the scope of the standard, the adoption of this guidance did not have a significant impact on our financial position, results of operations or cash flows.

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

In March 2016, the FASB issued guidance that simplifies and improves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance was effective for annual and interim reporting periods beginning after December 15, 2016. The adoption of this guidance did not have a significant impact on our financial position, results of operations or cash flows.

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

In February 2018, the FASB issued updated guidance that allows entities to reclassify the stranded tax effects in accumulated other comprehensive income (“AOCI”) resulting from the Tax Cuts and Jobs Act of 2017 (the “TCJA”) from AOCI to retained earnings. Current guidance requires entities to report the effect of a change in tax laws or tax rates on deferred tax balances in income from continuing operations in the accounting period that includes the period of enactment, even if the entities originally charged or credited related income tax effects directly to AOCI. If an entity elects to reclassify the stranded tax effects, the guidance requires the reclassification to include the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, related to items in AOCI at the date of the enactment of TCJA. The guidance is effective for annual and interim reporting periods beginning after December 15, 2018 and permits early adoption. We adopted this guidance effective on the December 22, 2017 date of the enactment of the TCJA. The adoption of this guidance did not have a significant impact on our financial position, results of operations or cash flows.

3 - Transactions with Affiliates

Our insurance subsidiaries conduct business and have various agreements with Donegal Mutual that we describe in the following subparagraphs:

a. Reinsurance Pooling and Other Reinsurance Arrangements

Atlantic States, our largest insurance subsidiary, and Donegal Mutual have a pooling agreement under which both companies contribute substantially all of their direct written business to the pool and receive an allocated percentage of the pooled underwriting results, excluding certain reinsurance Donegal Mutual assumes from our insurance subsidiaries. Atlantic States has an 80% share of the results of the pool, and Donegal Mutual has a 20% share of the results of the pool. The intent of the pooling agreement is to produce more uniform and stable underwriting results from year to year for each pool participant than they would experience individually and to spread the risk of loss between the participants based on each participant’s relative amount of surplus and relative access to capital. Each participant in the pool has at its disposal the capacity of the entire pool, rather than being limited to policy exposures of a size commensurate with its own capital and surplus.

The following amounts represent reinsurance Atlantic States ceded to the pool during 2017, 2016 and 2015:

	2017	2016	2015
Premiums earned	$200,752,599	$185,444,009	$170,418,931
Losses and loss expenses	140,015,950	115,371,839	115,029,244
Prepaid reinsurance premiums	103,991,861	95,469,329	87,780,338
Liability for losses and loss expenses	136,786,070	120,434,535	108,672,769

The following amounts represent reinsurance Atlantic States assumed from the pool during 2017, 2016 and 2015:

	2017	2016	2015
Premiums earned	$451,470,894	$422,985,921	$396,098,036
Losses and loss expenses	289,503,373	240,394,302	240,197,659
Unearned premiums	228,988,598	214,372,048	199,966,888
Liability for losses and loss expenses	252,263,547	230,543,393	216,194,945

Until February 1, 2016, Donegal Mutual and Le Mars had a quota-share reinsurance agreement under which Le Mars assumed 100% of the premiums and losses related to certain products Donegal Mutual offered in certain Midwestern states, which provided the availability of complementary products to Le Mars’ commercial accounts. Until October 31, 2012, Donegal Mutual and Southern had a quota-share reinsurance agreement whereby Southern assumed 100% of the premiums and losses related to personal lines products Donegal Mutual offered in Virginia through the use of its automated policy quoting and issuance system. The following amounts represent reinsurance Southern and Le Mars assumed from Donegal Mutual pursuant to the quota-share reinsurance agreements during 2017, 2016 and 2015:

	2017	2016	2015
Premiums earned	$(271)	$(1,512)	$880,787
Losses and loss expenses	(690,268)	(378,199)	1,492,673
Unearned premiums	—	—	—
Liability for losses and loss expenses	827,193	3,222,100	5,722,000

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

The following amounts represent reinsurance ceded to Donegal Mutual pursuant to these quota-share reinsurance agreements during 2017, 2016 and 2015:

	2017	2016	2015
Premiums earned	$42,578,047	$39,917,800	$37,299,760
Losses and loss expenses	24,978,631	21,524,856	19,735,479
Prepaid reinsurance premiums	19,827,115	19,180,421	17,172,112
Liability for losses and loss expenses	36,396,109	31,881,756	29,968,948

Atlantic States, Southern and Le Mars each have a catastrophe reinsurance agreement with Donegal Mutual that provides coverage under any one catastrophic occurrence above a set retention ($2,000,000, $1,500,000 and $750,000 for Atlantic States, Southern and Le Mars, respectively, for 2017, 2016 and 2015), with a combined retention of $4,000,000 for a catastrophe involving a combination of these subsidiaries, up to the amount Donegal Mutual and our insurance subsidiaries retain under catastrophe reinsurance agreements with unaffiliated reinsurers. Donegal Mutual and Southern have an excess of loss reinsurance agreement in which Donegal Mutual assumes up to $500,000 of Southern’s losses in excess of $500,000.

The following amounts represent reinsurance that our insurance subsidiaries ceded to Donegal Mutual pursuant to these reinsurance agreements during 2017, 2016 and 2015:

	2017	2016	2015
Premiums earned	$17,215,273	$12,965,868	$14,235,227
Losses and loss expenses	8,953,411	995,076	6,814,836
Liability for losses and loss expenses	3,399,207	3,136,438	4,485,201

The following amounts represent the effect of affiliated reinsurance transactions on net premiums our insurance subsidiaries earned during 2017, 2016 and 2015:

	2017	2016	2015
Assumed	$451,470,623	$422,984,409	$396,978,823
Ceded	(260,545,919)	(238,327,677)	(221,953,918)

Net	$190,924,704	$184,656,732	$175,024,905

The following amounts represent the effect of affiliated reinsurance transactions on net losses and loss expenses our insurance subsidiaries incurred during 2017, 2016 and 2015:

	2017	2016	2015
Assumed	$288,813,105	$240,016,103	$241,690,332
Ceded	(173,947,992)	(137,891,771)	(141,579,559)

Net	$114,865,113	$102,124,332	$100,110,773

b. Expense Sharing

Donegal Mutual provides facilities, management and other services to us and our insurance subsidiaries. Donegal Mutual allocates certain related expenses to Atlantic States in relation to the relative participation of Atlantic States and Donegal Mutual in the pooling agreement. Our insurance subsidiaries other than Atlantic States reimburse Donegal Mutual for their personnel costs and bear their proportionate share of information services costs based on their percentage of the total written premiums of the Donegal Insurance Group. Charges for these services totalled $124,999,770, $122,428,117 and $108,473,146 for 2017, 2016 and 2015, respectively.

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

e. Union Community Bank

At December 31, 2017 and 2016, we had $32,373,544 and $16,981,744, respectively, in checking accounts with UCB, a wholly owned subsidiary of DFSC. We earned $286,410, $87,941 and $3,317 in interest on these accounts during 2017, 2016 and 2015, respectively.

4 - Investments

The amortized cost and estimated fair values of our fixed maturities and equity securities at December 31, 2017 and 2016 are as follows:

	2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$71,736,445	$804,012	$546,868	$71,993,589
Obligations of states and political subdivisions	137,581,155	11,161,650	112,193	148,630,612
Corporate securities	108,024,776	2,860,255	730,843	110,154,188
Mortgage-backed securities	49,312,701	515,976	156,638	49,672,039

Totals	$366,655,077	$15,341,893	$1,546,542	$380,450,428

	2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$44,759,456	$20,377	$730,409	$44,049,424
Obligations of states and political subdivisions	128,478,000	3,941,610	302,440	132,117,170
Corporate securities	105,254,120	1,010,744	525,445	105,739,419
Mortgage-backed securities	259,922,761	444,603	3,327,327	257,040,037

Fixed maturities	538,414,337	5,417,334	4,885,621	538,946,050
Equity securities	44,219,097	6,505,287	279,141	50,445,243

Totals	$582,633,434	$11,922,621	$5,164,762	$589,391,293

	2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$61,381,605	$1,255,480	$674,371	$61,962,714
Obligations of states and political subdivisions	122,793,411	8,403,996	368,530	130,828,877
Corporate securities	91,555,136	1,172,002	1,678,133	91,049,005
Mortgage-backed securities	60,370,796	545,812	110,066	60,806,542

Totals	$336,100,948	$11,377,290	$2,831,100	$344,647,138

	2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$39,093,734	$99,429	$605,139	$38,588,024
Obligations of states and political subdivisions	179,889,661	6,635,941	442,717	186,082,885
Corporate securities	87,715,049	662,132	921,362	87,455,819
Mortgage-backed securities	204,931,200	637,268	2,620,256	202,948,212

Fixed maturities	511,629,644	8,034,770	4,589,474	515,074,940
Equity securities	42,431,695	4,788,218	132,071	47,087,842

Totals	$554,061,339	$12,822,988	$4,721,545	$562,162,782

At December 31, 2017, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $190.7 million and an amortized cost of $181.4 million. Our holdings also included special revenue bonds with an aggregate fair value of $90.0 million and an amortized cost of $84.7 million. With respect to both categories of bonds, we held no securities of any issuer that comprised more than 10% of that category at December 31, 2017. Education bonds and water and sewer utility bonds represented 53% and 26%, respectively, of our total investments in special revenue bonds based on their carrying values at December 31, 2017. Many of the issuers of the special revenue bonds we held at December 31, 2017 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held are similar to general obligation bonds.

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

We have segregated within accumulated other comprehensive loss the net unrealized losses of $15.1 million arising prior to the November 30, 2013 reclassification date for fixed maturities reclassified from available for sale to held to maturity. We will amortize this balance over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same fixed maturities. During 2017, we recorded amortization of $1.2 million in accumulated other comprehensive income. At December 31, 2017 and 2016, net unrealized losses of $9.8 million and $11.0 million, respectively, remained within accumulated other comprehensive loss.

We set forth below the amortized cost and estimated fair value of fixed maturities at December 31, 2017 by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Held to maturity
Due in one year or less	$4,096,270	$4,090,120
Due after one year through five years	57,702,099	58,997,125
Due after five years through ten years	118,294,836	121,747,801
Due after ten years	137,249,171	145,943,343
Mortgage-backed securities	49,312,701	49,672,039

Total held to maturity	$366,655,077	$380,450,428

Available for sale
Due in one year or less	$49,257,873	$49,729,548
Due after one year through five years	97,814,378	98,914,332
Due after five years through ten years	103,015,782	103,609,213
Due after ten years	28,403,543	29,652,920
Mortgage-backed securities	259,922,761	257,040,037

Total available for sale	$538,414,337	$538,946,050

The amortized cost of fixed maturities on deposit with various regulatory authorities at December 31, 2017 and 2016 amounted to $9,646,390 and $9,632,126, respectively.

Our investment in DFSC represented our 48.2% investment in the amount of $38,773,420 and $37,884,918 at December 31, 2017 and 2016, respectively. We account for our investment in DFSC using the equity method of accounting. Under this method, we record our investment at cost, with adjustments for our share of DFSC’s earnings and losses as well as changes in DFSC’s equity due to its unrealized gains and losses.

We include our share of DFSC’s net income in our results of operations. We have compiled the following summary financial information for DFSC at December 31, 2017 and 2016 from the financial statements of DFSC.

	December 31,
	2017	2016
Balance sheets:
Total assets	$567,935,408	$535,590,133

Total liabilities	$487,603,999	$457,101,287
Stockholders’ equity	80,331,409	78,488,846

Total liabilities and stockholders’ equity	$567,935,408	$535,590,133

	Year Ended December 31,
	2017	2016	2015
Income statements:
Net income	$3,362,861	$2,252,456	$2,372,650

Other comprehensive income (loss) in our statements of comprehensive income includes net unrealized gains (losses) of $112,053, ($103,331) and ($263,991) for 2017, 2016 and 2015, respectively, representing our share of DFSC’s unrealized investment gains or losses.

We received distributions from DFSC of $1.0 million and $1.6 million during 2017 and 2016, respectively. Based on the nature of the activities that generated these distributions, we made an accounting policy election to classify these distributions as a return on our investment in DFSC.

We derive net investment income, consisting primarily of interest and dividends, from the following sources:

	2017	2016	2015
Fixed maturities	$26,143,924	$25,066,582	$23,636,468
Equity securities	999,335	1,187,814	707,703
Short-term investments	407,580	115,763	181,154
Other	33,316	108,003	33,450

Investment income	27,584,155	26,478,162	24,558,775
Investment expenses	(4,056,851)	(3,845,432)	(3,609,077)

Net investment income	$23,527,304	$22,632,730	$20,949,698

We present below gross realized gains and losses from investments, including those we classified as held to maturity, and the change in the difference between fair value and cost of investments:

	2017	2016	2015
Gross realized gains:
Fixed maturities	$168,855	$2,161,108	$2,259,045
Equity securities	6,197,253	1,378,548	1,088,467

	6,366,108	3,539,656	3,347,512

Gross realized losses:
Fixed maturities	98,723	281,131	105,432
Equity securities	562,130	732,950	1,307,656

	660,853	1,014,081	1,413,088

Net realized gains	$5,705,255	$2,525,575	$1,934,424

Change in difference between fair value and cost of investments:
Fixed maturities	$2,335,578	$(12,932,470)	$(10,787,772)
Equity securities	1,569,999	3,160,356	659,597

Totals	$3,905,577	$(9,772,114)	$(10,128,175)

We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at December 31, 2017 as follows:

	Less than 12 months		12 months or longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$24,024,445	$286,518	$33,987,229	$990,759
Obligations of states and political subdivisions	10,223,383	120,076	14,127,415	294,557
Corporate securities	35,203,959	253,241	31,560,591	1,003,047
Mortgage-backed securities	100,533,516	817,315	124,061,502	2,666,650
Equity securities	4,291,875	279,141	—	—

Totals	$174,277,178	$1,756,291	$203,736,737	$4,955,013

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

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we write down the investment to its fair value, and we reflect the amount of the write-down as a realized loss in our results of operations when we consider the decline in value of an individual investment to be other than temporary. We individually monitor all investments for other-than-temporary declines in value. Generally, we assume there has been an other-than-temporary decline in value if an individual equity security has depreciated in value by more than 20% of original cost and has been in such an unrealized loss position for more than six months. We held five equity securities that were in an unrealized loss position at December 31, 2017. Based upon our analysis of general market conditions and underlying factors impacting these equity securities, we considered these declines in value to be temporary. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, company or geographic events that have negatively impacted the value of a security and rating agency downgrades. We held 280 debt securities that were in an unrealized loss position at December 31, 2017. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary.

We did not recognize any impairment losses in 2017, 2016 or 2015. We had no sales or transfers from our held to maturity portfolio in 2017, 2016 or 2015. We had no derivative instruments or hedging activities during 2017, 2016 or 2015.

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

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that we could realize if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. We generally obtain two prices per security. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates we obtain are representative of fair values based upon the general knowledge of the market of our investment personnel, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security type and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At December 31, 2017, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at December 31, 2017, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

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

We evaluate our assets and liabilities on a regular basis to determine the appropriate level at which to classify them for each reporting period. Based on our review of the methodology and summary of inputs the pricing services use, we have concluded that our Level 1 and Level 2 investments were classified properly at December 31, 2017 and 2016.

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at December 31, 2017:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$44,049,424	$—	$44,049,424	$—
Obligations of states and political subdivisions	132,117,170	—	132,117,170	—
Corporate securities	105,739,419	—	105,739,419	—
Mortgage-backed securities	257,040,037	—	257,040,037	—
Equity securities	36,736,121	36,736,121	—	—

Total investments in the fair value hierarchy	575,682,171	36,736,121	538,946,050	—

Investment measured at net asset value	13,709,122	—	—	—

Totals	$589,391,293	$36,736,121	$538,946,050	$—

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at December 31, 2016:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$38,588,024	$—	$38,588,024	$—
Obligations of states and political subdivisions	186,082,885	—	186,082,885	—
Corporate securities	87,455,819	—	87,455,819	—
Mortgage-backed securities	202,948,212	—	202,948,212	—
Equity securities	35,922,337	35,922,337	—	—

Total investments in the fair value hierarchy	550,997,277	35,922,337	515,074,940	—

Investment measured at net asset value	11,165,505	—	—	—

Totals	$562,162,782	$35,922,337	$515,074,940	$—

6 - Deferred Policy Acquisition Costs

Changes in our insurance subsidiaries’ deferred policy acquisition costs are as follows:

	2017	2016	2015
Balance, January 1	$56,309,196	$52,108,388	$48,298,608
Acquisition costs deferred	119,045,664	112,076,808	103,322,780
Amortization charged to earnings	(115,065,000)	(107,876,000)	(99,513,000)

Balance, December 31	$60,289,860	$56,309,196	$52,108,388

7 - Property and Equipment

Property and equipment at December 31, 2017 and 2016 consisted of the following:

	2017	2016	Estimated Useful Life
Office equipment	$9,918,045	$9,129,318	3-15 years
Automobiles	779,357	1,334,385	5 years
Real estate	7,971,590	7,685,228	5-50 years
Software	2,794,864	2,794,864	5 years

	21,463,856	20,943,795
Accumulated depreciation	(14,183,441)	(14,275,306)

	$7,280,415	$6,668,489

Depreciation expense for 2017, 2016 and 2015 amounted to $478,800, $742,861 and $792,733, respectively.

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

We summarize activity in our insurance subsidiaries’ liability for losses and loss expenses as follows:

	2017	2016	2015
Balance at January 1	$606,664,590	$578,205,109	$538,258,406
Less reinsurance recoverable	(259,147,147)	(256,150,860)	(245,957,364)

Net balance at January 1	347,517,443	322,054,249	292,301,042

Incurred related to:
Current year	480,646,641	420,327,164	391,166,740
Prior years	6,621,413	2,988,739	7,200,134

Total incurred	487,268,054	423,315,903	398,366,874

Paid related to:
Current year	288,379,600	248,106,788	236,834,666
Prior years	163,005,427	149,745,921	131,779,001

Total paid	451,385,027	397,852,709	368,613,667

Net balance at December 31	383,400,470	347,517,443	322,054,249
Plus reinsurance recoverable	293,271,257	259,147,147	256,150,860

Balance at December 31	$676,671,727	$606,664,590	$578,205,109

Our insurance subsidiaries recognized an increase in their liability for losses and loss expenses of prior years of $6.6 million, $3.0 million and $7.2 million in 2017, 2016 and 2015, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy, key reserving assumptions or claims management personnel, and they have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those years. The 2017 development represented 1.9% of the December 31, 2016 net carried reserves and resulted primarily from higher-than-expected severity in the commercial multiple peril, personal automobile and commercial automobile lines of business, offset by lower-than-expected severity in the workers’ compensation line of business, in accident years prior to 2017. The majority of the 2017 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States and Peninsula. The 2016 development represented 0.9% of the December 31, 2015 net carried reserves and resulted primarily from higher-than-expected severity in the commercial multiple peril and commercial automobile liability lines of business, offset by lower-than-expected severity in the workers’ compensation line of business, in accident years prior to 2016. The majority of the 2016 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States and Southern. The 2015 development represented 2.5% of the December 31, 2014 net carried reserves and resulted primarily from higher-than-expected severity in the private passenger automobile liability, commercial multiple peril and commercial automobile lines of business in accident years prior to 2015. The majority of the 2015 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States and Southern.

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

Our insurance subsidiaries determine incurred but not reported (“IBNR”) reserves by subtracting the cumulative loss and loss expense amounts our insurance subsidiaries have paid and the case reserves our insurance subsidiaries have established at the balance sheet date from their actuaries’ estimate of the ultimate cost of losses and loss expenses. Accordingly, our insurance subsidiaries’ IBNR reserves include their actuaries’ projections of the cost of unreported claims as well as their actuaries’ projected development of case reserves on known claims and reopened claims. Our insurance subsidiaries’ methodology for estimating IBNR reserves has been in place for many years, and their actuaries made no significant changes to that methodology during 2017.

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

The following tables present information about incurred and paid claims development as of December 31, 2017, net of reinsurance, as well as cumulative claim frequency and the total of IBNR reserves plus expected development on reported claims that our insurance subsidiaries included within their net incurred claims amounts. The tables include unaudited information about incurred and paid claims development for the years ended December 31, 2008 through 2016, which we present as supplementary information. We present amounts retrospectively for MICO, which we acquired in December 2010, for all accident years prior to 2010.

Personal Automobile											At December 31, 2017
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited
(in thousands)
2008	$98,139	$101,937	$100,782	$101,388	$101,119	$100,819	$100,984	$100,923	$100,918	$100,915	$9	61
2009		105,707	106,313	106,841	107,589	107,190	106,705	106,549	106,499	106,713	15	65
2010			117,967	117,552	118,562	118,876	118,916	118,587	118,385	118,289	45	70
2011				127,929	131,678	132,987	133,229	133,617	133,218	133,145	97	74
2012					130,415	133,201	135,592	136,493	136,552	136,463	249	69
2013						124,965	130,737	131,594	132,643	132,604	438	66
2014							124,426	124,806	124,210	126,200	905	71
2015								137,569	139,334	139,181	2,713	70
2016									150,215	153,937	7,327	73
2017										166,690	26,640	77

									Total	$1,314,137

Personal Automobile
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	Unaudited
(in thousands)
2008	$66,648	$85,262	$93,325	$97,134	$99,110	$100,153	$100,642	$100,712	$100,778	$100,790
2009		69,585	89,089	97,349	102,332	104,779	105,577	105,922	106,017	106,477
2010			75,889	96,749	107,662	113,243	116,748	117,812	117,978	118,054
2011				87,191	110,249	121,621	127,545	131,319	132,479	132,714
2012					87,517	111,941	124,652	130,862	133,428	134,581
2013						84,241	109,051	120,118	125,946	130,026
2014							85,377	104,736	114,893	120,491
2015								93,611	116,303	128,395
2016									102,433	129,507
2017										111,964

									Total	1,212,999
			All outstanding liabilities before 2008, net of reinsurance							540

			Liabilities for claims and claims adjustment expenses, net of reinsurance							$101,678

Homeowners											At December 31, 2017
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited
(in thousands)
2008	$40,989	$42,790	$42,944	$42,700	$42,839	$42,897	$42,862	$42,852	$42,844	$42,833	$—	18
2009		51,054	50,621	50,333	49,998	50,137	50,405	50,419	50,433	50,435	—	18
2010			60,315	60,729	60,248	59,972	60,355	60,440	60,443	60,542	—	25
2011				71,256	70,461	70,436	70,381	70,297	70,351	70,479	(3)	27
2012					53,962	54,794	54,468	54,351	54,281	54,381	44	19
2013						50,887	51,121	51,122	50,874	50,988	47	13
2014							56,916	58,378	57,680	57,332	6	18
2015								63,359	63,925	63,053	157	14
2016									62,443	64,064	833	13
2017										79,283	4,166	17

									Total	$593,390

Homeowners
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	Unaudited
(in thousands)
2008	$32,548	$40,037	$41,582	$42,095	$42,511	$42,699	$42,797	$42,817	$42,812	$42,833
2009		39,961	49,180	49,827	50,021	50,301	50,430	50,429	50,433	50,435
2010			47,419	57,334	59,283	59,875	60,239	60,486	60,501	60,525
2011				57,588	69,345	70,125	70,351	70,541	70,626	70,648
2012					46,566	53,619	54,028	54,298	54,317	54,356
2013						40,949	49,410	50,210	50,478	51,043
2014							45,823	56,255	56,990	57,195
2015								51,885	61,542	62,204
2016									50,125	61,145
2017										67,077

									Total	577,461
			All outstanding liabilities before 2008, net of reinsurance							15

			Liabilities for claims and claims adjustment expenses, net of reinsurance							$15,944

Commercial Automobile											At December 31, 2017
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited
(in thousands)
2008	$18,164	$17,889	$17,719	$17,941	$17,960	$18,158	$18,063	$18,054	$18,051	$18,049	$—	6
2009		18,735	18,549	18,998	19,015	19,346	19,569	19,430	19,461	19,449	3	6
2010			19,315	19,913	20,695	21,477	21,490	21,756	21,746	21,713	5	7
2011				26,642	27,157	28,570	28,893	29,112	29,107	29,487	1	9
2012					26,557	27,720	30,606	31,435	31,278	31,648	12	8
2013						32,902	33,749	34,751	35,240	36,404	196	9
2014							42,760	44,544	47,326	48,213	747	11
2015								46,526	48,323	51,412	2,639	12
2016									54,302	57,353	4,793	13
2017										61,484	17,554	13

									Total	$375,212

Commercial Automobile
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	Unaudited
(in thousands)
2008	$9,204	$12,330	$14,115	$16,077	$17,110	$17,548	$18,052	$18,051	$18,051	$18,049
2009		9,309	12,872	15,479	17,160	18,696	19,389	19,386	19,408	19,413
2010			10,778	14,180	16,426	19,030	20,804	21,014	21,482	21,549
2011				13,876	19,106	24,267	26,973	28,014	28,758	28,836
2012					13,642	20,240	23,718	27,417	29,873	30,402
2013						16,306	23,557	26,879	31,053	34,083
2014							22,707	31,089	39,436	44,374
2015								23,875	35,342	41,678
2016									27,033	38,237
2017										28,707

									Total	305,328
			All outstanding liabilities before 2008, net of reinsurance							10

			Liabilities for claims and claims adjustment expenses, net of reinsurance							$69,894

Commercial Multi-Peril											At December 31, 2017
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited
(in thousands)
2008	$26,868	$27,693	$26,796	$26,906	$27,286	$27,023	$27,182	$27,258	$27,184	$26,998	$—	5
2009		26,712	26,454	27,357	27,357	27,739	27,959	27,625	27,484	27,508	—	6
2010			28,745	29,656	29,390	29,169	29,373	29,453	29,463	29,779	—	6
2011				33,054	35,411	35,942	37,576	37,385	38,270	38,105	13	7
2012					29,789	30,716	32,449	34,117	35,755	36,214	33	6
2013						35,683	35,679	37,292	37,205	37,981	155	6
2014							48,204	50,135	51,843	52,336	608	7
2015								42,070	43,874	44,728	3,028	6
2016									43,005	46,988	4,991	6
2017										56,185	13,847	6

									Total	$396,822

Commercial Multi-Peril
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	Unaudited
(in thousands)
2008	$16,128	$21,645	$22,991	$24,161	$25,154	$25,983	$26,760	$26,956	$27,017	$26,996
2009		13,675	19,356	21,560	24,977	26,212	26,780	27,287	27,357	27,409
2010			17,007	22,017	24,749	26,832	27,768	28,681	28,906	29,632
2011				18,773	24,767	30,286	33,526	36,722	37,759	38,240
2012					16,666	23,384	26,634	29,370	33,327	35,331
2013						19,875	26,216	29,159	33,614	35,104
2014							27,920	35,520	40,936	47,021
2015								21,837	29,419	34,323
2016									19,660	29,402
2017										27,399

									Total	330,857
	All outstanding liabilities before 2008, net of reinsurance									266

	Liabilities for claims and claims adjustment expenses, net of reinsurance									$66,231

Workers’ Compensation											At December 31, 2017
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited
(in thousands)
2008	$24,034	$26,361	$27,037	$26,791	$26,471	$26,226	$25,941	$25,963	$25,713	$25,797	$61	5
2009		21,571	22,497	21,894	21,826	22,848	22,278	22,172	22,114	22,079	65	4
2010			27,304	27,859	27,010	26,637	26,944	27,121	27,037	26,984	98	5
2011				32,490	35,757	36,614	36,369	35,670	35,039	35,194	138	6
2012					39,142	39,516	38,827	37,926	37,163	36,468	211	6
2013						46,325	47,027	44,289	42,828	42,327	447	6
2014							51,508	51,553	49,288	48,537	996	6
2015								53,332	49,615	45,991	2,470	6
2016									58,814	49,802	6,741	6
2017										60,450	21,116	6

									Total	$393,629

Workers’ Compensation
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	Unaudited
(in thousands)
2008	$6,562	$14,776	$19,199	$21,933	$23,782	$24,551	$24,880	$25,017	$25,112	$25,250
2009		6,490	12,627	16,516	18,329	19,665	20,476	20,939	21,117	21,400
2010			8,066	15,937	21,176	23,137	24,539	25,337	25,804	26,050
2011				9,157	21,450	27,517	31,905	32,394	33,067	33,577
2012					11,097	22,963	28,812	31,244	33,196	34,177
2013						13,052	26,043	32,783	36,351	38,877
2014							13,932	28,513	36,284	40,393
2015								13,071	27,531	34,192
2016									14,709	30,344
2017										15,581

									Total	299,841
			All outstanding liabilities before 2008, net of reinsurance							3,445

			Liabilities for claims and claims adjustment expenses, net of reinsurance							$97,233

The following table presents a reconciliation of the net incurred and paid claims development tables to the liability for claims and claims adjustment expenses in our consolidated balance sheet:

(in thousands)	At December 31, 2017
Net outstanding liabilities:
Personal automobile	$101,678
Homeowners	15,944
Commercial automobile	69,894
Commercial multi-peril	66,231
Workers’ compensation	97,233
Other	5,404

356,384

Reinsurance recoverable:
Personal automobile	$94,091
Homeowners	11,465
Commercial automobile	45,201
Commercial multi-peril	40,685
Workers’ compensation	85,528
Other	3,831

280,801

Unallocated loss adjustment expenses	$39,487

Gross liability for unpaid losses and loss expenses	$676,672

The following table presents supplementary information about average historical claims duration as of December 31, 2017:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Personal automobile	65.7%	17.5%	8.5%	4.4%	2.5%	0.9%	0.3%	0.1%	0.2%	—%
Homeowners	80.6	16.6	1.7	0.6	0.6	0.3	0.1	—	—	—
Commercial automobile	47.1	18.8	12.6	10.6	6.9	2.2	1.3	0.1	—	—
Commercial multi-peril	50.7	17.9	9.3	9.0	5.8	3.3	1.7	1.1	0.2	—
Workers’ compensation	28.4	31.1	16.7	8.9	5.2	2.8	1.6	0.7	0.8	0.5

9 - Borrowings

Lines of Credit

In July 2017, we renewed our existing credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a $60.0 million unsecured, revolving line of credit. The line of credit now expires in July 2020. We have the right to extend the term of the credit agreement for one year as of each anniversary date of the agreement. At December 31, 2017, we had $24.0 million in outstanding borrowings and had the ability to borrow an additional $36.0 million at interest rates equal to M&T’s current prime rate or the then-current LIBOR rate plus 2.25%. The interest rate on our outstanding borrowings is adjustable quarterly. At December 31, 2017, the interest rate on our outstanding borrowings was 3.82%. We pay a fee of 0.25% per annum on the loan commitment amount regardless of usage. The credit agreement requires our compliance with certain covenants. These covenants include minimum levels of our net worth, leverage ratio, statutory surplus and the A.M. Best ratings of our insurance subsidiaries. We complied with all requirements of the credit agreement during 2017.

MICO has an agreement with the Federal Home Loan Bank (“FHLB”) of Indianapolis. Through its membership, MICO has the ability to issue debt to the FHLB of Indianapolis in exchange for cash advances. There were no outstanding borrowings at December 31, 2017 or 2016. The table below presents the amount of FHLB of Indianapolis stock MICO purchased, collateral pledged and assets related to MICO’s agreement at December 31, 2017.

FHLB stock purchased and owned as part of the agreement	$267,700
Collateral pledged, at par (carrying value $2,751,398)	2,850,000
Borrowing capacity currently available	2,592,075

Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. Atlantic States had $35.0 million in outstanding advances at December 31, 2017. The interest rate on the advances was 1.25% at December 31, 2017. The table below presents the amount of FHLB of Pittsburgh stock Atlantic States purchased, collateral pledged and assets related to Atlantic States’ membership in the FHLB of Pittsburgh at December 31, 2017.

FHLB stock purchased and owned as part of the agreement	$1,599,700
Collateral pledged, at par (carrying value $36,850,815)	37,322,954
Borrowing capacity currently available	576,324

Subordinated Debentures

In January 2002, West Bend purchased a surplus note from MICO for $5.0 million to increase MICO’s statutory surplus. On December 1, 2010, Donegal Mutual purchased the surplus note from West Bend at face value. The surplus note carries an interest rate of 5.00%, and any repayment of principal or interest requires prior insurance regulatory approval. Upon receipt of regulatory approval, MICO paid $250,000 in interest to Donegal Mutual during each of 2017, 2016 and 2015.

10 - Reinsurance

Unaffiliated Reinsurers

Our insurance subsidiaries and Donegal Mutual purchase certain third-party reinsurance on a combined basis. Le Mars, MICO, Peninsula and Sheboygan also have separate third-party reinsurance programs that provide certain coverage that is commensurate with their relative size and exposures. Our insurance subsidiaries use several different reinsurers, all of which, consistent with the requirements of our insurance subsidiaries and Donegal Mutual, have an A.M. Best rating of A- (Excellent) or better, or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A- rating from A.M. Best. The external reinsurance our insurance subsidiaries and Donegal Mutual purchase includes “excess of loss reinsurance,” under which their losses are automatically reinsured, through a series of contracts, over a set retention (generally $1.0 million), and “catastrophic reinsurance,” under which they recover, through a series of contracts, 100% of an accumulation of many losses resulting from a single event, including natural disasters, over a set retention (generally $5.0 million) and after exceeding an annual aggregate deductible ($1.0 million in 2017, $975,000 in 2016 and $1.5 million in 2015). For property insurance, our insurance subsidiaries have excess of loss treaties that provide for coverage up to $5.0 million per loss. For liability insurance, our insurance subsidiaries have excess of loss treaties that provide for coverage up to $50.0 million per occurrence. For workers’ compensation insurance, our insurance subsidiaries have excess of loss treaties that provide for coverage up to $10.0 million on any one life. Our insurance subsidiaries and Donegal Mutual have property catastrophe coverage through a series of layered treaties up to aggregate losses of $175.0 million for any single event. As many as 27 reinsurers provided coverage for 2017 on any one treaty with no reinsurer taking more than 25% of any one treaty. The amount of coverage provided under each of these types of reinsurance depends upon the amount, nature, size and location of the risks being reinsured. Donegal Mutual and our insurance subsidiaries also purchased facultative reinsurance to cover exposures from losses that exceeded the limits provided by the treaty reinsurance Donegal Mutual and our insurance subsidiaries purchased. In order to write automobile insurance in the State of Michigan, MICO is required to be a member of the Michigan Catastrophic Claims Association (“MCCA”). The MCCA provides reinsurance to MICO for personal automobile and commercial automobile personal injury claims in the State of Michigan over a set retention.

Through December 1, 2010, MICO and West Bend Mutual Insurance Company (“West Bend”) were parties to quota-share reinsurance agreements whereby MICO ceded 75% of its business to West Bend. MICO and West Bend agreed to terminate the reinsurance agreement in effect at November 30, 2010 on a run-off basis. West Bend’s obligations related to all past reinsurance agreements with MICO remain in effect for all policies effective prior to December 1, 2010.

For policies effective through December 31, 2014, MICO maintained a quota-share reinsurance agreement with third-party reinsurers to reduce its net exposures. Effective January 1, 2015, MICO no longer maintains a quota-share reinsurance agreement with third-party reinsurers.

The following amounts represent ceded reinsurance transactions with unaffiliated reinsurers during 2017, 2016 and 2015:

	2017	2016	2015
Premiums written	$51,241,267	$45,354,233	$40,997,351
Premiums earned	49,633,348	44,318,542	49,758,371
Losses and loss expenses	44,575,268	18,588,114	30,722,807
Prepaid reinsurance premiums	11,213,665	9,605,746	8,570,055
Liability for losses and loss expenses	116,689,871	103,694,418	113,023,942

Total Reinsurance

The following amounts represent total ceded reinsurance transactions with both affiliated and unaffiliated reinsurers during 2017, 2016 and 2015:

	2017	2016	2015
Premiums earned	$310,179,267	$282,646,219	$271,712,289
Losses and loss expenses	218,523,260	156,479,885	172,302,366
Prepaid reinsurance premiums	135,032,641	124,255,495	113,522,505
Liability for losses and loss expenses	293,271,257	259,147,147	256,150,860

The following amounts represent the effect of reinsurance on premiums written for 2017, 2016 and 2015:

	2017	2016	2015
Direct	$584,007,351	$537,880,237	$492,073,587
Assumed	466,087,983	437,532,812	406,126,275
Ceded	(320,956,412)	(293,379,217)	(269,363,012)

Net premiums written	$729,138,922	$682,033,832	$628,836,850

The following amounts represent the effect of reinsurance on premiums earned for 2017, 2016 and 2015:

	2017	2016	2015
Direct	$561,178,447	$515,721,745	$480,210,534
Assumed	451,515,575	423,129,271	397,142,483
Ceded	(310,179,267)	(282,646,219)	(271,712,289)

Net premiums earned	$702,514,755	$656,204,797	$605,640,728

Percentage of assumed premiums earned to net premiums earned	64.3%	64.5%	65.6%

11 - Income Taxes

On December 22, 2017, TCJA was signed into law. The TCJA contains significant changes to corporate taxation, including the reduction of the corporate income tax rate to 21%, the acceleration of expensing for certain business assets, the one-time transition tax related to the transition of U.S. international tax from a worldwide tax system to a territorial tax system, the repeal of the domestic production deduction, additional limitations on the deductibility of interest expense, the repeal of the corporate alternative minimum tax and expanded limitations on the deductibility of executive compensation.

The key impacts of the TCJA on our financial statements for 2017 were the revaluation of our deferred tax balances to the new corporate tax rate that resulted in additional tax expense of $4.8 million and the reclassification of an alternative minimum tax credit carryforward of $8.5 million from net deferred tax assets to federal income taxes recoverable. We will recover the alternative minimum tax credit carryforward over the next three years. While we cannot reasonably estimate the impact of the TCJA on our consolidated financial results for 2018 and subsequent years, we generally expect the reduction of the corporate income tax rate to reduce our effective tax rate and income tax expense beginning in 2018.

Our provision for income tax for 2017, 2016 and 2015 consisted of the following:

	2017	2016	2015
Current	$(2,139,061)	$8,496,405	$5,621,367
Deferred	7,137,423	2,030,865	980,868

Federal income tax provision	$4,998,362	$10,527,270	$6,602,235

Our effective tax rate is different from the amount computed at the statutory federal rate of 35% for 2017, 2016 and 2015. The reasons for such difference and the related tax effects are as follows:

	2017	2016	2015
Income before income taxes	$12,114,462	$41,328,407	$27,592,268

Computed “expected” taxes	4,240,062	14,464,942	9,657,294
Tax-exempt interest	(3,241,530)	(3,951,926)	(4,806,855)
Proration	518,948	629,697	737,644
Effect of tax reform	4,752,547	—	—
Dividends received deduction	(508,409)	(691,616)	(701,658)
Tax benefit on exercise of options	(873,515)	—	—
Other, net	110,259	76,173	1,715,810

Federal income tax provision	$4,998,362	$10,527,270	$6,602,235

The tax effects of temporary differences that give rise to significant portions of our deferred tax assets and deferred tax liabilities at December 31, 2017 and 2016 are as follows:

	2017	2016
Deferred tax assets:
Unearned premium	$15,511,854	$23,964,558
Loss reserves	4,164,246	6,460,683
Net operating loss carryforward - Le Mars	683,979	1,271,411
Alternative minimum tax credit carryforward	—	7,357,733
Net state operating loss carryforward - DGI Parent	77,132,006	72,049,234
Net unrealized losses	713,549	1,213,836
Other	2,300,595	3,307,286

Total gross deferred tax assets	100,506,229	115,624,741
Less valuation allowance	(77,396,473)	(72,490,012)

Net deferred tax assets	23,109,756	43,134,729

Deferred tax liabilities:
Deferred policy acquisition costs	12,660,871	19,708,220
Other	3,320,042	4,383,096

Total gross deferred tax liabilities	15,980,913	24,091,316

Net deferred tax asset	$7,128,843	$19,043,413

We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of a deferred tax asset. At December 31, 2017 and 2016, we established a valuation allowance of $264,467 and $440,778, respectively, related to a portion of the net operating loss carryforward of Le Mars that we acquired on January 1, 2004 and a valuation allowance of $77.1 million and $72.0 million, respectively, for the net state operating loss carryforward of DGI. We determined that we were not required to establish a valuation allowance for the other net deferred tax assets of $23.1 million and $43.1 million at December 31, 2017 and 2016, respectively, since it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income and our implementation of tax-planning strategies.

Tax years 2014 through 2017 remained open for examination by tax authorities at December 31, 2017. The net operating loss carryforward of $3.3 million of Le Mars will begin to expire in 2020 if not utilized and is subject to an annual limitation of approximately $376,000.

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

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 additional shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of the SEC Rule 10b-18 and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during 2017 or 2016. We purchased 57,658 shares of our Class A common stock under this program during 2015. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through December 31, 2017.

On December 18, 2015, we and Donegal Mutual entered into a Stock Purchase and Standstill Agreement (the “Purchase Agreement”) with Gregory M. Shepard (“Mr. Shepard”). Under the terms of the Purchase Agreement, we purchased 2,000,000 shares of our Class A common stock from Mr. Shepard on December 22, 2015 for a price of $33.0 million, or $16.50 per share, representing a premium of approximately $5.8 million from the market price of our Class A common stock on the date of the Purchase Agreement. We reported this premium in excess of the market price as an expense in our consolidated statements of income and comprehensive income for 2015 that we include in this Form 10-K Report. We borrowed $33.0 million under our existing line of credit with M&T Bank to fund the purchase. The Purchase Agreement contains a number of typical “standstill” provisions pursuant to which Mr. Shepard and any affiliate of Mr. Shepard shall not take a number of “control-seeking” actions with respect to us for a period of 25 years from the date of the Purchase Agreement.

At December 31, 2017 and 2016, our treasury stock consisted of 3,002,588 and 72,465 shares of Class A common stock and Class B common stock, respectively.

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

Since 1996, we have maintained an Equity Incentive Plan for Directors. During 2015, we adopted a plan that made 500,000 shares of Class A common stock available for issuance to our directors and the directors of our subsidiaries and affiliates.We may make awards in the form of stock options. The plan also provides for the issuance of 500 shares of restricted stock on the first business day of January in each year to each of our directors and each director of Donegal Mutual who does not serve as one of our directors. We issued 9,000 shares of restricted stock on January 3, 2017 under our director plan. We issued 8,500 shares of restricted stock on January 4, 2016 under our director plan. We issued 7,200 shares of restricted stock on January 2, 2015 under our director plan.

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

The weighted-average grant date fair value of options we granted during 2017 was $1.81. We calculated this fair value based upon a risk-free interest rate of 2.01%, an expected life of three years, an expected volatility of 19% and an expected dividend yield of 3%.

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

We charged compensation expense for our stock compensation plans against income before income taxes of $2.0 million, $2.5 million and $2.6 million for the years ended December 31, 2017, 2016 and 2015, respectively, with a corresponding income tax benefit of $692,164, $864,210 and $896,753. At December 31, 2017 and 2016, our total unrecognized compensation cost related to non-vested share-based compensation granted under our stock compensation plans was $2.9 million and $3.7 million, respectively. We expect to recognize this cost over a weighted average period of 1.8 years.

During 2017, we received cash from option exercises under all stock compensation plans of $13.4 million. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of $873,515 for 2017. During 2016, we received cash from option exercises under all stock compensation plans of $11.2 million. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of $788,700 for 2016. During 2015, we received cash from option exercises under all stock compensation plans of $13.7 million. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of $437,474 for 2015. No further shares are available for future option grants for plans in effect prior to 2015.

Information regarding activity in our stock option plans follows:

	Number of Options	Weighted- Average Exercise Price Per Share
Outstanding at December 31, 2014	8,183,430	$14.69
Granted - 2015	1,710,500	13.64
Exercised - 2015	(983,370)	13.91
Forfeited - 2015	(114,967)	15.30
Expired - 2015	(641)	14.00

Outstanding at December 31, 2015	8,794,952	14.57
Granted - 2016	1,417,500	16.44
Exercised - 2016	(832,467)	13.44
Forfeited - 2016	(41,337)	14.97

Outstanding at December 31, 2016	9,338,648	14.95
Granted - 2017	943,000	17.58
Exercised - 2017	(924,019)	14.45
Forfeited - 2017	(93,167)	15.43

Outstanding at December 31, 2017	9,264,462	$15.26

Exercisable at:
December 31, 2015	5,250,338	$14.42

December 31, 2016	6,347,470	$14.77

December 31, 2017	6,946,677	$14.90

Shares available for future option grants at December 31, 2017 totaled 974,001 shares under all plans.

The following table summarizes information about stock options outstanding at December 31, 2017:

Grant Date	Exercise Price	Number of Options Outstanding	Weighted-Average Remaining Contractual Life	Number of Options Exercisable
July 27, 2011	$12.50	1,027,606	4.0 years	1,027,606
December 20, 2012	14.50	1,062,319	5.0 years	1,062,319
December 19, 2013	15.90	2,102,006	6.0 years	2,102,006
December 18, 2014	15.80	1,362,415	7.0 years	1,362,415
December 17, 2015	13.64	1,404,174	3.0 years	936,022
December 15, 2016	16.48	1,368,942	4.0 years	456,309
December 21, 2017	17.60	937,000	5.0 years	—

Total		9,264,462		6,946,677

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

A summary of plan activity follows:

	Shares Issued
	Price	Shares
January 1, 2015	$12.40	17,662
July 1, 2015	12.95	20,006
January 1, 2016	11.97	18,387
July 1, 2016	11.83	22,418
January 1, 2017	13.76	18,512
July 1, 2017	13.52	25,155

On January 1, 2018, we issued 20,662 shares at a price of $13.34 per share under this plan.

Agency Stock Purchase Plan

Since 1996, we have maintained an Agency Stock Purchase Plan. During 2015, we adopted a plan that made 350,000 shares of our Class A common stock available for issuance to agents of our insurance subsidiaries and Donegal Mutual. The plan permits an agent to invest up to $12,000 per subscription period (April 1 to September 30 and October 1 to March 31 of each year) under various methods. We issue stock at the end of each subscription period at a price equal to 90% of the average market price during the last ten trading days of each subscription period. During 2017, 2016 and 2015, we issued 104,418, 99,800 and 84,198 shares, respectively, under this plan. The expense we recognized under the plan was not material.

14 - Statutory Net Income, Capital and Surplus and Dividend Restrictions

The following table presents selected information, as filed with state insurance regulatory authorities, for our insurance subsidiaries as determined in accordance with accounting practices prescribed or permitted by such insurance regulatory authorities:

	2017	2016	2015
Atlantic States:
Statutory capital and surplus	$223,170,835	$227,907,377	$207,636,824
Statutory unassigned surplus	161,760,924	167,872,138	149,257,062
Statutory net (loss) income	(312,221)	15,750,876	13,352,784
Southern:
Statutory capital and surplus	54,503,581	63,331,001	61,742,861
Statutory unassigned surplus	2,914,532	11,881,309	10,459,840
Statutory net (loss) income	(3,375,434)	1,774,299	2,301,009
Le Mars:
Statutory capital and surplus	23,434,801	25,543,803	26,168,865
Statutory unassigned surplus	10,394,533	12,614,756	13,367,321
Statutory net (loss) income	(1,679,335)	603,226	(600,608)
Peninsula:
Statutory capital and surplus	39,396,818	41,977,034	41,838,137
Statutory unassigned surplus	21,148,253	23,826,681	23,813,003
Statutory net (loss) income	(841,119)	966,391	1,976,093
Sheboygan:
Statutory capital and surplus	13,823,118	13,129,143	13,254,117
Statutory unassigned surplus	554,498	914,773	1,107,421
Statutory net (loss) income	(46,116)	644,344	1,719,703
MICO:
Statutory capital and surplus	52,796,379	49,863,705	46,199,534
Statutory unassigned surplus	26,162,540	23,380,942	19,894,850
Statutory net income	7,931,774	7,187,213	3,562,536

Our principal source of cash for payment of dividends is dividends from our insurance subsidiaries. State insurance laws require our insurance subsidiaries to maintain certain minimum capital and surplus amounts on a statutory basis. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk-based capital (“RBC”) requirements that may further impact their ability to pay dividends. Our insurance subsidiaries’ statutory capital and surplus at December 31, 2017 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin. Amounts available for distribution to us as dividends from our insurance subsidiaries without prior approval of insurance regulatory authorities in 2018 are $22.3 million from Atlantic States, $5.5 million from Southern, $2.3 million from Le Mars, $1.6 million from Peninsula, $0 from Sheboygan and $5.3 million from MICO, or a total of approximately $37.0 million.

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

Reconciliations of statutory net income and capital and surplus, as determined using SAP, to the amounts included in the accompanying GAAP financial statements are as follows:

	Year Ended December 31,
	2017	2016	2015
Statutory net income of insurance subsidiaries	$1,677,549	$26,926,349	$22,311,517
Increases (decreases):
Deferred policy acquisition costs	3,980,664	4,200,808	3,809,780
Deferred federal income taxes	1,334,410	(2,030,865)	(168,395)
Salvage and subrogation recoverable	1,199,200	1,502,600	1,082,800
Consolidating eliminations and adjustments	(13,534,428)	(12,327,517)	(3,679,277)
Parent-only net income (loss)	12,458,705	12,529,762	(2,366,392)

Net income as reported herein	$7,116,100	$30,801,137	$20,990,033

	December 31,
	2017	2016	2015
Statutory capital and surplus of insurance subsidiaries	$407,125,532	$421,752,063	$396,840,338
Increases (decreases):
Deferred policy acquisition costs	60,289,860	56,309,196	52,108,388
Deferred federal income taxes	(14,422,511)	(20,843,506)	(16,930,202)
Salvage and subrogation recoverable	17,976,600	16,777,400	15,274,800
Non-admitted assets and other adjustments, net	1,960,089	1,689,814	2,441,591
Fixed maturities	(8,748,140)	(7,271,932)	957,401
Parent-only equity and other adjustments	(15,485,326)	(29,797,715)	(42,303,748)

Stockholders’ equity as reported herein	$448,696,104	$438,615,320	$408,388,568

16 - Supplementary Cash Flow Information

The following table reflects net income taxes and interest we paid during 2017, 2016 and 2015:

	2017	2016	2015
Income taxes	$3,050,000	$7,305,000	$7,100,000
Interest	1,341,706	1,377,247	870,675

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

We present below a reconciliation of the numerators and denominators we used in the basic and diluted per share computations for our Class A common stock:

	Year Ended December 31,
(in thousands, except per share amounts)	2017	2016	2015
Basic earnings per share:
Numerator:
Allocation of net income	$5,879	$24,885	$17,155

Denominator:
Weighted-average shares outstanding	21,799	20,917	22,046

Basic earnings per share	$0.27	$1.19	$0.78

Diluted earnings per share:
Numerator:
Allocation of net income	$5,879	$24,885	$17,155

Denominator:
Number of shares used in basic computation	21,799	20,917	22,046
Weighted-average effect of dilutive securities
Add: Director and employee stock options	843	613	348

Number of shares used in per share computations	22,642	21,530	22,394

Diluted earnings per share	$0.26	$1.16	$0.77

We used the following information in the basic and diluted per share computations for our Class B common stock:

	Year Ended December 31,
(in thousands, except per share amounts)	2017	2016	2015
Basic and diluted earnings per share:
Numerator:
Allocation of net income	$1,237	$5,916	$3,835

Denominator:
Weighted-average shares outstanding	5,577	5,577	5,577

Basic and diluted earnings per share	$0.22	$1.06	$0.69

During 2017, we did not include options to purchase 937,000 shares of our Class A common stock in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of our Class A common stock.

18 - Condensed Financial Information of Parent Company

Condensed Balance Sheets

(in thousands)

December 31,	2017	2016
Assets
Investment in subsidiaries/affiliates (equity method)	$509,011	$510,731
Short-term investments	29	30
Cash	3,237	1,820
Property and equipment	994	342
Other	1,479	1,010

Total assets	$514,750	$513,933

Liabilities and Stockholders’ Equity
Liabilities
Cash dividends declared to stockholders	$3,842	$3,623
Borrowings under lines of credit	59,000	69,000
Other	3,212	2,695

Total liabilities	66,054	75,318

Stockholders’ equity	448,696	438,615

Total liabilities and stockholders’ equity	$514,750	$513,933

Condensed Statements of Income and Comprehensive Income

(in thousands)

Year Ended December 31,	2017	2016	2015
Statements of Income
Revenues
Dividends from subsidiaries	$13,000	$13,000	$3,875
Other	2,131	1,759	2,028

Total revenues	15,131	14,759	5,903

Expenses
Operating expenses	1,433	1,413	2,451
Premium paid on purchase of treasury stock	—	—	5,780
Interest	1,929	1,747	1,066

Total expenses	3,362	3,160	9,297

Income (loss) before income tax benefit and equity in undistributed net (loss) income of subsidiaries	11,769	11,599	(3,394)
Income tax benefit	690	931	1,028

Income (loss) before equity in undistributed net (loss) income of subsidiaries	12,459	12,530	(2,366)
Equity in undistributed net (loss) income of subsidiaries	(5,343)	18,271	23,356

Net income	$7,116	$30,801	$20,990

Statements of Comprehensive Income
Net income	$7,116	$30,801	$20,990

Other comprehensive income (loss), net of tax
Unrealized gain (loss) - subsidiaries	46	(3,028)	(4,579)

Other comprehensive income (loss), net of tax	46	(3,028)	(4,579)

Comprehensive income	$7,162	$27,773	$16,411

Condensed Statements of Cash Flows

(in thousands)

Year Ended December 31,	2017	2016	2015
Cash flows from operating activities:
Net income	$7,116	$30,801	$20,990

Adjustments:
Equity in undistributed net (loss) income of subsidiaries	5,343	(18,271)	(23,356)
Other	(401)	(27)	539

Net adjustments	4,942	(18,298)	(22,817)

Net cash provided (used)	12,058	12,503	(1,827)

Cash flows from investing activities:
Net sale of short-term investments	1	2	498
Net purchase of property and equipment	(788)	(11)	(23)
Investment in subsidiaries	(2,992)	(2,393)	(2,427)
Other	(1)	—	—

Net cash used	(3,780)	(2,402)	(1,952)

Cash flows from financing activities:
Cash dividends paid	(14,821)	(14,085)	(14,454)
Issuance of common stock	17,960	16,651	18,468
Payments on line of credit	(10,000)	(12,000)	(9,500)
Borrowings under lines of credit	—	—	37,000
Purchase of treasury stock	—	—	(28,125)

Net cash (used) provided	(6,861)	(9,434)	3,389

Net change in cash	1,417	667	(390)
Cash at beginning of year	1,820	1,153	1,543

Cash at end of year	$3,237	$1,820	$1,153

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

Financial data by segment is as follows:

	2017	2016	2015
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$318,391	$295,077	$261,286
Personal lines	384,124	361,128	344,355

GAAP premiums earned	702,515	656,205	605,641
Net investment income	23,527	22,633	20,950
Realized investment gains	5,705	2,526	1,934
Equity in earnings of DFSC	1,622	1,086	1,277
Other	5,658	5,973	6,585

Total revenues	$739,027	$688,423	$636,387

	2017	2016	2015
	(in thousands)
Income before income taxes:
Underwriting (loss) income:
Commercial lines	$13,263	$18,284	$9,259
Personal lines	(39,042)	(10,745)	(6,414)

SAP underwriting (loss) income	(25,779)	7,539	2,845
GAAP adjustments	4,408	4,642	3,344

GAAP underwriting (loss) income	(21,371)	12,181	6,189
Net investment income	23,527	22,633	20,950
Realized investment gains	5,705	2,526	1,934
Equity in earnings of DFSC	1,622	1,086	1,277
Premium paid on purchase of treasury stock	—	—	(5,780)
Other	2,631	2,902	3,022

Income before income taxes	$12,114	$41,328	$27,592

20 - Guaranty Fund and Other Insurance-Related Assessments

Our insurance subsidiaries’ liabilities for guaranty fund and other insurance-related assessments were $1.6 million and $1.5 million at December 31, 2017 and 2016, respectively. These liabilities included $562,799 and $447,620 related to surcharges collected by our insurance subsidiaries on behalf of regulatory authorities for 2017 and 2016, respectively.

21 - Interim Financial Data (unaudited)

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$169,156,147	$175,014,872	$177,283,816	$181,059,920
Total revenues	178,970,963	183,580,716	185,716,027	190,758,831
Net losses and loss expenses	114,433,458	128,005,914	114,386,379	130,442,303
Net income (loss)	5,104,818	(2,318,648)	7,108,574	(2,778,644)
Net earnings (loss) per common share:
Class A common stock - basic	0.19	(0.09)	0.27	(0.10)
Class A common stock - diluted	0.18	(0.08)	0.26	(0.10)
Class B common stock - basic and diluted	0.17	(0.08)	0.24	(0.11)

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$158,475,279	$161,942,637	$166,809,851	$168,977,030
Total revenues	166,068,776	169,846,867	175,311,263	177,196,114
Net losses and loss expenses	95,578,065	103,193,915	111,174,963	113,368,960
Net income	11,848,913	8,584,654	4,813,404	5,554,166
Net earnings per common share:
Class A common stock - basic	0.46	0.33	0.19	0.21
Class A common stock - diluted	0.46	0.32	0.18	0.20
Class B common stock - basic and diluted	0.42	0.30	0.16	0.18

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Donegal Group Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Donegal Group Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income and stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule as listed in the accompanying index to consolidated financial statements and schedule (collectively, the “consolidated financial statements”). In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 9, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

We did not audit the financial statements of Donegal Financial Services Corporation, (a 48.2 percent owned investee company). The Company’s investment in Donegal Financial Services Corporation at December 31, 2017 and 2016, was $38,773,420 and $37,884,918, respectively, and its equity in earnings of Donegal Financial Services Corporation was $1,621,605, $1,086,157, and $1,277,229 for the years 2017, 2016, and 2015, respectively. The financial statements of Donegal Financial Services Corporation were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Donegal Financial Services Corporation, is based solely on the report of the other auditors.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 1986.

Philadelphia, Pennsylvania

March 9, 2018

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at December 31, 2017 covered by this Form 10-K Report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2017, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information we are required to disclose in the reports that we file or submit under the Exchange Act and our disclosure controls and procedures are also effective to ensure that information we disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on our evaluation under the COSO Framework, our management has concluded that our internal control over financial reporting was effective at December 31, 2017.

The effectiveness of our internal control over financial reporting at December 31, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which is included in this Form 10-K Report.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Donegal Group Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Donegal Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule as listed in the accompanying index to consolidated financial statements and schedule (collectively, the “consolidated financial statements”), and our report dated March 9, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

Philadelphia, Pennsylvania

March 9, 2018

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

We incorporate the response to this Item 10 by reference to our proxy statement we will file with the SEC on or about March 15, 2018 relating to our annual meeting of stockholders that we will hold on April 19, 2018, or our Proxy Statement. We respond to this Item with respect to our executive officers by reference to Part I of this Form 10-K Report.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate the response to this Item 12 by reference to our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

We incorporate the response to this Item 13 by reference to our Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

We incorporate the response to this Item 14 by reference to our Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Financial statements, financial statement schedule and exhibits filed:

(a)	Consolidated Financial Statements

Page
Reports of Independent Registered Public Accounting Firm	101

Donegal Group Inc. and Subsidiaries:

Consolidated Balance Sheets at December 31, 2017 and 2016	59

Consolidated Statements of Income and Comprehensive Income for each of the years in the three-year period ended December 31, 2017, 2016 and 2015	60

Consolidated Statements of Stockholders’ Equity for each of the years in the three-year period ended December 31, 2017, 2016 and 2015	61

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2017, 2016 and 2015	62

Notes to Consolidated Financial Statements	63

Report and Consent of Independent Registered Public Accounting Firm (Filed as Exhibit 23.1)

Consent of Independent Registered Public Accounting Firm (Filed as Exhibit 23.2)

(b)	Financial Statement Schedule

Schedule III — Supplementary Insurance Information	109

Consolidated Financial Statements of Donegal Financial Services Corporation	Filed herewith

We have omitted all other schedules since they are not required, not applicable or the information is included in the financial statements or notes to the financial statements.

(c)	Exhibits

Exhibit No.	Description of Exhibits	Reference

3.1	Certificate of Incorporation of Donegal Group Inc., as amended.	(a)

3.2	Amended and Restated By-laws of Donegal Group Inc.	(i)

Management Contracts and Compensatory Plans or Arrangements

10.1	Donegal Group Inc. 2011 Equity Incentive Plan for Employees.	(c)

10.2	Donegal Group Inc. 2011 Equity Incentive Plan for Directors.	(c)

10.3	Donegal Group Inc. 2011 Employee Stock Purchase Plan.	(c)

10.4	Donegal Group Inc. 2013 Equity Incentive Plan for Employees.	(d)

10.5	Donegal Group Inc. 2013 Equity Incentive Plan for Directors.	(d)

10.6	Employment Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Donald H. Nikolaus.	(e)

10.7	Consulting Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Donald H. Nikolaus.	(e)

10.8	Employment Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Kevin G. Burke.	(e)

10.9	Employment Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Cyril J. Greenya.	(e)

10.10	Employment Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Jeffrey D. Miller.	(e)

10.11	Employment Agreement dated as of July 18, 2013 among Donegal Mutual Insurance Company, Donegal Group Inc. and Sanjay Pandey.	(p)

10.12	Employment Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Robert G. Shenk.	(e)

10.13	Employment Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Daniel J. Wagner.	(e)

10.14	Donegal Mutual Insurance Company 401(k) Plan.	(f)

10.15	Amendment No. 1 effective January 1, 2000 to Donegal Mutual Insurance Company 401(k) Plan.	(f)

10.16	Amendment No. 2 effective January 6, 2000 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

10.17	Amendment No. 3 effective July 23, 2001 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

10.18	Amendment No. 4 effective January 1, 2002 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

10.19	Amendment No. 5 effective December 31, 2001 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

10.20	Amendment No. 6 effective July 1, 2002 to Donegal Mutual Insurance Company 401(k) Plan.	(g)

10.21	Donegal Group Inc. Cash Incentive Bonus Plan.	(t)

10.22	Donegal Group Inc. 2015 Equity Incentive Plan for Employees.	(q)

10.23	Donegal Group Inc. 2015 Equity Incentive Plan for Directors.	(q)

Other Material Contracts

10.24	Amended and Restated Proportional Reinsurance Agreement dated March 1, 2010 between Donegal Mutual Insurance Company and Atlantic States Insurance Company.	(j)

10.25	Amended and Restated Tax Sharing Agreement dated December 1, 2010 among Donegal Group Inc., Atlantic States Insurance Company, Southern Insurance Company of Virginia, Le Mars Insurance Company, The Peninsula Insurance Company, Peninsula Indemnity Company and Michigan Insurance Company.	(k)

10.26	Amended and Restated Services Allocation Agreement dated December 1, 2010 among Donegal Group Inc., Atlantic States Insurance Company, Southern Insurance Company of Virginia, Le Mars Insurance Company, The Peninsula Insurance Company, Peninsula Indemnity Company and Michigan Insurance Company.	(k)

10.27	Quota-share Reinsurance Agreement dated December 1, 2010 between Donegal Mutual Insurance Company and Michigan Insurance Company.	(k)

10.28	Donegal Group Inc. 2015 Agency Stock Purchase Plan.	(l)

10.29	Credit Agreement dated June 21, 2010 between Donegal Group Inc. and Manufacturers and Traders Trust Company, First Amendment to Credit Agreement dated October 12, 2010 and Second Amendment to Credit Agreement dated June 1, 2011.	(m)

10.30	Third Amendment to Credit Agreement between Donegal Group Inc. and Manufacturers and Traders Trust Company dated June 1, 2012 and Fourth Amendment to Credit Agreement dated December 5, 2012.	(n)

10.31	Fifth Amendment to Credit Agreement between Donegal Group Inc. and Manufacturers and Traders Trust Company dated June 1, 2013.	(o)

10.32	Sixth Amendment to Credit Agreement between Donegal Group Inc. and Manufacturers and Traders Trust Company dated June 1, 2014.	(p)

10.33	Seventh Amendment to Credit Agreement between Donegal Group Inc. and Manufacturers and Traders Trust Company dated June 1, 2015.	(s)

10.34	Eighth Amendment to Credit Agreement between Donegal Group Inc. and Manufacturers and Traders Trust Company dated July 1, 2016.	(u)

10.35	Ninth Amendment to Credit Agreement between Donegal Group Inc. and Manufacturers and Traders Trust Company dated July 1, 2017.	Filed herewith

10.36	Stock Purchase and Standstill Agreement dated as of December 18, 2015 among Donegal Mutual Insurance Company, Donegal Group Inc. and Gregory M. Shepard.	(r)

14	Code of Business Conduct and Ethics.	(h)

21	Subsidiaries of Registrant.	Filed herewith

23.1	Report and Consent of Independent Registered Public Accounting Firm.	Filed herewith

23.2	Consent of Independent Registered Public Accounting Firm.	Filed herewith

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer.	Filed herewith

32.2	Section 1350 Certification of Chief Financial Officer.	Filed herewith

Exhibit 101.INS	XBRL Instance Document	Filed herewith

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

(a)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-Q for the quarterly period ended March 31, 2013.
(b)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2001.
(c)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated April 22, 2011.
(d)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated April 22, 2013.
(e)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated August 3, 2011.
(f)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 1999.
(g)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2002.

(h)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2003.
(i)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated July 18, 2008.
(j)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2009.
(k)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2010.
(l)	We incorporate such exhibit by reference to the like-described exhibit filed in Registrant’s Form S-3 registration statement filed on April 28, 2015.
(m)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2011.
(n)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2012.
(o)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2013.
(p)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2014.
(q)	We incorporate such exhibit by reference to the description of such plan in Registrant’s definitive proxy statement for its Annual Meeting of Stockholders held on April 16, 2015 filed on March 16, 2015.
(r)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated December 22, 2015.
(s)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2015.
(t)	We incorporate such exhibit by reference to the description of such plan in Registrant’s definitive proxy statement for its Annual Meeting of Stockholders held on April 20, 2017 filed on March 16, 2017.
(u)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2016.

DONEGAL GROUP INC. AND SUBSIDIARIES

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

Years Ended December 31, 2017, 2016 and 2015

($ in thousands)

Segment	Net Premiums Earned	Net Investment Income	Net Losses and Loss Expenses	Amortization of Deferred Policy Acquisition Costs	Other Underwriting Expenses	Net Premiums Written
Year Ended December 31, 2017
Personal lines	$384,124	$—	$289,924	$62,916	$63,721	$400,023
Commercial lines	318,391	—	197,344	52,149	52,817	329,116
Investments	—	23,527	—	—	—	—

	$702,515	$23,527	$487,268	$115,065	$116,538	$729,139

Year Ended December 31, 2016
Personal lines	$361,128	$—	$247,323	$59,367	$59,688	$371,657
Commercial lines	295,077	—	175,993	48,509	48,771	310,377
Investments	—	22,633	—	—	—	—

	$656,205	$22,633	$423,316	$107,876	$108,459	$682,034

Year Ended December 31, 2015
Personal lines	$344,355	$—	$235,717	$56,581	$55,556	$352,327
Commercial lines	261,286	—	162,650	42,932	42,154	276,510
Investments	—	20,950	—	—	—	—

	$605,641	$20,950	$398,367	$99,513	$97,710	$628,837

DONEGAL GROUP INC. AND SUBSIDIARIES

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION, CONTINUED

($ in thousands)

	At December 31,
Segment	Deferred Policy Acquisition Costs	Liability For Losses and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable
2017
Personal lines	$33,823	$239,542	$282,439	$—
Commercial lines	26,467	437,130	221,018	—
Investments	—	—	—	—

	$60,290	$676,672	$503,457	$—

2016
Personal lines	$31,477	$217,793	$260,525	$—
Commercial lines	24,832	388,872	205,530	—
Investments	—	—	—	—

	$56,309	$606,665	$466,055	$—

See accompanying Report and Consent of Independent Registered Public Accounting Firm.

Donegal Financial Services Corporation

Consolidated Financial Statements

As of December 31, 2017 and 2016

Years Ended December 31, 2017, 2016 and 2015

See accompanying notes to consolidated financial statements.

Donegal Financial Services Corporation

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Donegal Financial Services Corporation

Mount Joy, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Donegal Financial Services Corporation and subsidiary (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiary at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2013.

Harrisburg, Pennsylvania

March 7, 2018

Consolidated Financial Statements

Donegal Financial Services Corporation

Consolidated Balance Sheets

(dollars in thousands)

December 31,	2017	2016
Assets
Cash and due from banks	$17,146	$24,428
Interest-bearing demand deposits in other banks	1,336	34,708

Cash and cash equivalents	18,482	59,136

Interest-bearing time deposits in other banks	6	2,509
Securities available-for-sale	92,715	94,571
Loans held for sale	510	216
Loans receivable, net of allowance for loan losses of $4,979 at December 31, 2017 and $4,143 at December 31, 2016	427,142	349,394
Restricted investment in bank stocks	901	520
Property and equipment, net	9,108	9,711
Bank-owned life insurance	13,786	13,433
Goodwill	901	901
Intangible assets	213	377
Other real estate owned	—	731
Accrued interest receivable	1,495	1,315
Other assets	2,676	2,776

Total Assets	$567,935	$535,590

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Demand, non-interest bearing	$107,652	$104,607
Interest bearing	370,401	346,263

Total deposits	478,053	450,870

Short-term borrowings	2,985	—
Junior subordinated debentures	4,483	4,694
Other liabilities	1,722	1,537

Total Liabilities	487,603	457,101

Shareholders’ Equity
Common stock, par value $0.01 per share; 17,864 shares authorized, issued and outstanding	1	1
Surplus	62,888	62,757
Retained earnings	18,227	16,885
Accumulated other comprehensive loss	(784)	(1,154)

Total Shareholders’ Equity	80,332	78,489

Total Liabilities and Shareholders’ Equity	$567,935	$535,590

See accompanying notes to consolidated financial statements.

Donegal Financial Services Corporation

Consolidated Statements of Income

(dollars in thousands)

Years Ended December 31,	2017	2016	2015
Interest Income
Loans, including fees	$18,807	$16,525	$16,220
Securities:
Taxable	1,482	1,534	2,085
Tax exempt	587	506	789
Other	198	206	127

Total Interest Income	21,074	18,771	19,221

Interest Expense
Deposits	1,735	1,516	1,227
Junior subordinated debentures	576	516	2,953
Other	70	3	9

Total Interest Expense	2,381	2,035	4,189

Net interest income	18,693	16,736	15,032

Provision for Loan Losses	817	521	92

Net interest income after provision for loan losses	17,876	16,215	14,940

Other Income
Service charges on deposits	772	807	896
Other service charges, commissions, fees	1,196	1,217	1,202
Income from fiduciary activities	12	51	68
Alternative investment sales commissions	1,032	645	927
Gains on sales of loans	161	343	593
Net realized gains on sales of securities	—	8	906
Earnings from bank-owned life insurance	353	506	383
Other	10	193	88

Total Other Income	3,536	3,770	5,063

Other Expenses
Salaries and employee benefits	9,371	9,367	8,924
Occupancy and equipment	2,205	2,278	1,931
Advertising and marketing	712	711	571
Data and ATM processing	2,203	2,345	2,449
Professional fees	422	390	448
Supplies and printing	133	151	207
FDIC insurance	160	224	219
Amortization of core deposit intangible	134	168	202
Other	1,261	1,243	1,712

Total Other Expenses	16,601	16,877	16,663

Income before income tax expense	4,811	3,108	3,340

Income Tax Expense	1,449	856	967

Net Income	$3,362	$2,252	$2,373

See accompanying notes to consolidated financial statements.

Donegal Financial Services Corporation

Consolidated Statements of Comprehensive Income

(dollars in thousands)

Years Ended December 31,	2017	2016	2015
Net Income	$3,362	$2,252	$2,373

Other Comprehensive Income (Loss):
Unrealized gains (losses) arising during the period on available-for-sale securities, net of income taxes of $257, ($166) and ($126), respectively	499	(325)	(244)
Reclassification adjustment for net gains on sales of available-for-sale securities included in net income, income taxes of $-, $3, and $308, respectively (A)(B)	—	(5)	(598)

Total other comprehensive income (loss)	499	(330)	(842)

Total Comprehensive Income	$3,861	$1,922	$1,531

(A)	Amounts are included in net realized (losses) gains on sales of securities on the consolidated statements of income in total other income.
(B)	Income tax amounts are included in income tax expense on the consolidated statements of income.

See accompanying notes to consolidated financial statements.

Donegal Financial Services Corporation

Consolidated Statements of Shareholders’ Equity

(dollars in thousands except per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, January 1, 2015	$1	62,388	19,260	18	81,667

Net income	—	—	2,373	—	2,373
Other comprehensive loss, net of taxes	—	—	—	(842)	(842)
Common stock dividend ($207 per share)	—	—	(3,700)	—	(3,700)
Stock option expense	—	219	—	—	219

Balance, December 31, 2015	1	62,607	17,933	(824)	79,717

Net income	—	—	2,252	—	2,252
Other comprehensive loss, net of taxes	—	—	—	(330)	(330)
Common stock dividend ($185 per share)	—	—	(3,300)	—	(3,300)
Stock option expense	—	150	—	—	150

Balance, December 31, 2016	1	62,757	16,885	(1,154)	78,489

Net income	—	—	3,362	—	3,362
Other comprehensive income, net of taxes	—	—	—	499	499
Impact of change in enacted income tax rate	—	—	129	(129)	—
Common stock dividend ($120 per share)	—	—	(2,150)	—	(2,150)
Stock option expense	—	131	—	—	131

Balance, December 31, 2017	$1	$62,888	$18,227	$(784)	$80,332

See accompanying notes to consolidated financial statements.

Donegal Financial Services Corporation

Consolidated Statements of Cash Flows

(dollars in thousands)

Years Ended December 31,	2017	2016	2015
Cash Flows from Operating Activities
Net income	$3,362	$2,252	$2,373
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	817	521	92
Depreciation and amortization	664	720	824
Intangible amortization	164	168	208
Accretion of junior subordinated debentures	149	135	121
Net gain on calls, sales of securities	—	(8)	(906)
Net loss on sales of other real estate owned	48	61	77
Gain on sales of loans	(161)	(331)	(580)
Proceeds from sales of loans	6,667	10,750	18,141
Loans originated for sale	(6,800)	(9,956)	(17,161)
Stock option expense	131	150	219
Amortization on securities, net	205	222	5
Earnings from bank-owned life insurance	(353)	(378)	(383)
Gain from life insurance proceeds	—	(128)	—
Deferred income taxes	88	157	292
(Increase) decrease in accrued interest receivable and other assets	(423)	752	50
Increase (decrease) in other liabilities	184	(582)	(731)

Net Cash Provided by Operating Activities	4,742	4,505	2,641

Cash Flows from Investing Activities
Purchases of securities available-for-sale	(10,003)	(10,227)	(12,309)
Proceeds from sales of securities available-for-sale	—	—	24,542
Proceeds from calls, maturities and principal repayments of securities available-for-sale	12,410	17,331	12,892
Net increase in loans	(78,565)	(39,888)	(9,434)
Decrease (increase) in interest bearing time deposits	2,503	(2,503)	—
(Purchase) Redemption of restricted stock	(381)	871	(425)
Proceeds from life insurance claim	—	604	—
Purchases of property and equipment	(61)	(337)	(158)
Disposals of property and equipment	—	—	378
Proceeds from sale of other real estate owned	683	145	275

Net Cash (Used in) Provided by Investing Activities	(73,414)	(34,004)	15,761

See accompanying notes to consolidated financial statements.

Donegal Financial Services Corporation

Consolidated Statements of Cash Flows

(dollars in thousands)

Years Ended December 31,	2017	2016	2015

Cash Flows from Financing Activities
Net increase (decrease) in deposits	$27,183	$50,961	$(3,459)
Repayment of junior subordinated debenture	—	—	(3,610)
Net increase (decrease) in short-term borrowings	2,985	(20,833)	10,833
Dividends paid	(2,150)	(3,300)	(3,700)

Net Cash Provided by Financing Activities	28,018	26,828	64

Net (decrease) increase in cash and cash equivalents	(40,654)	(2,671)	18,466

Cash and Cash Equivalents, Beginning of Year	59,136	61,807	43,341

Cash and Cash Equivalents, End of Year	$18,482	$59,136	$61,807

Supplementary Cash Flows Information
Interest paid	$2,401	$2,057	$4,211

Income taxes paid	$1,290	$670	$330

Supplementary Schedule of Noncash Investing Activities
Loan transfers to other real estate owned	$—	$749	$430

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

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

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

Other-than-temporary impairment guidance on debt securities specifies that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a loss due to credit quality. When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before the recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive (loss) income. The Company has not recognized any other-than-temporary impairment losses in the years ended December 31, 2017, 2016 or 2015.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried in the aggregate at the lower of cost or estimated fair value. The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attribute of that loan. Net unrealized losses are recognized through a valuation allowance with corresponding charges in the consolidated statements of income. The Company did not write down any loans held for sale during the years ended December 31, 2017, 2016, or 2015. All sales are made without recourse and are sold with servicing released.

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

Commercial Loans – Real Estate Secured – the Company engages in commercial lending secured by real estate in its primary market, Lancaster County, Pennsylvania, and surrounding areas. The majority of the commercial loan portfolio is secured by owner-occupied commercial office and manufacturing properties, as well as agricultural land. A smaller portion of the Company’s

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

commercial real estate portfolio is secured by commercial real estate development and construction projects.

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

Commercial Loans – C & I, and Other – The Company originates commercial loans not secured by real estate, but instead by business operations and non-real-estate assets, generally referred to as commercial and industrial loans. These commercial and industrial loans are made primarily to businesses located in the Company’s primary market, Lancaster County, Pennsylvania, and surrounding areas. These loans are used for various business purposes which include short-term loans and lines of credit to finance machinery and equipment purchases, and inventory and accounts receivable management, supporting the businesses growth, stability, and profitability.

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

Residential Mortgage Loans, and Home Equity Loans and Lines of Credit – The Company originates one-to-four-family first position residential mortgage loans, and junior lien home equity loans and lines of credit, through the Company’s marketing efforts, to present customers, new walk-in

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

customers, and referred customers. Residential mortgage and home equity credits include fixed-rate and adjustable rate mortgages with terms up to a maximum of 20 years for both permanent structures and those under construction. These one-to-four-family mortgage originations are secured by residential properties primarily located in the Company’s primary market, Lancaster County, Pennsylvania, and surrounding areas. The majority of residential mortgage and home equity credits have a total loans-to-value ratio of 80% or less. If the total of residential mortgage and home equity loans and lines on a residential property exceed 80% of the underlying real estate value, the borrowers are required to have private mortgage insurance.

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

Consumer Loans, Other – The Company offers a variety of secured and unsecured consumer loans, including vehicle loans, loans secured by savings deposits, and unsecured consumer loans. Consumer loan terms vary according to the type and value of collateral and creditworthiness of the borrower. In underwriting consumer loans, a thorough analysis of the borrower’s willingness and financial ability to repay the loan as agreed is performed. The ability to repay shall be determined by the borrower’s employment history, current financial conditions, and credit background.

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

Nonaccrual Loans – Generally, a loan is classified as nonaccrual, and the accrual of interest on such loan is discontinued, when (1) the contractual payment of principal or interest has become 90 days past due or (2) management has serious doubts about the further collectability of principal or interest, even though the loan is currently performing. A loan 90 days or more past due may remain on accrual status if it is in the process of collection and is either guaranteed or well-secured. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed. Interest received on nonaccrual loans including impaired loans is either applied against principal or reported as interest income, according to management’s judgment as to the

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

collectability of principal. Generally, loans are restored to accrual status when both principal and interest are brought current, the loan has performed in accordance with the contractual terms for a reasonable period of time (generally six months), and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The past due status of all classes of loans receivable is determined based on the contractual due dates for loan payments.

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

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

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

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

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

Reserve for Unfunded Lending Commitments – The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet. The Company had a reserve of $212,000 as of December 31, 2017 and $140,000 as of December 31, 2016.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

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

Business Combinations and Core Deposit Intangible

The Company accounts for business combinations using the acquisition accounting method. Acquisition accounting requires the total purchase price to be allocated to the estimated fair values of assets acquired and liabilities assumed, including certain intangible assets that must be recognized. Typically, this allocation results in the purchase price exceeding the fair value of net assets acquired, which is recorded as goodwill. Core deposit intangibles are a measure of the value of checking, money market and savings deposits acquired in business combinations accounted for under the purchase method. Core deposit intangibles are being amortized over a ten year period using the sum of years’ digits. We complete an annual impairment test for goodwill and other intangible assets. Identifiable intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Goodwill

Goodwill represents the excess of the purchase price over the underlying fair value of merged entities. We assess goodwill for impairment annually as of October 1 of each year. If certain events occur which indicate goodwill might be impaired between annual tests, goodwill must be tested when such events occur. In making this assessment, we consider a number of factors

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

including operating results, business plans, economic projections, anticipated future cash flows, current market data, etc. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. Changes in economic and operating conditions could result in goodwill impairment in future periods. The Company did not identify any impairment on its outstanding goodwill from its most recent testing which was performed as of October 1, 2017. Goodwill was evaluated in accordance with ASC 350-20 using a qualitative analysis.

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

ASC Topic 715, Compensation – Retirement Benefits, requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The Company has certain split-dollar life insurance arrangements as part of the Company’s bank-owned life insurance program, and recognized its liability and related compensation expense in accordance with ASC Topic 715. (Benefit) expense related to this split-dollar life insurance was ($4,000), $14,000 and $20,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

Other Real Estate Owned

Other real estate owned (“OREO”) includes assets acquired through foreclosure, deed in-lieu of foreclosure, and loans identified as in-substance foreclosures. A loan is classified as an in-substance foreclosure when effective control of the real estate collateral has been taken prior to completion of formal foreclosure proceedings. OREO is held for sale and is recorded at fair value less estimated costs to sell. Net costs to maintain OREO and subsequent net losses or gains attributable to OREO liquidations are included in the consolidated income statement in other expense as realized. No depreciation or amortization expense is recognized.

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

Uncertain tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. As of December 31, 2017 and 2016, there were no uncertain tax positions.

The Company recognizes interest and penalties on income taxes as a component of income tax expense. Tax years subject to examination by tax authorities are the years ended December 31, 2016, 2015, and 2014.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

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

Comprehensive Income

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gain and losses on securities available-for-sale, are reported as a separate component of the shareholders’ equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income. Our policy for releasing stranded income tax effects from accumulated other comprehensive income is to release when the related income or loss is realized in earnings when income or loss from all similar items has been recognized in earnings.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. This standards update provides a framework that replaces most existing revenue recognition guidance. The guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”. This ASU amends the new revenue standard to make minor technical corrections that affect narrow aspects of the guidance, including contract cost accounting, disclosures, and other matters. ASU 2014-09 and ASU 2016-20 are effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that year. The Company will to adopt this standard on January 1, 2019 using the modified retrospective approach. The Company is evaluating the anticipated effects of these ASUs on its consolidated financial statements and related disclosures. The Company has determined that certain noninterest income financial statement line items contain revenue streams that could be in scope of these updates and is currently evaluating the impact that the adoption of this standard will have on the consolidated financial statements but does not expect it to be material to the consolidated financial statements in the period of adoption.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall”. This ASU requires equity investments to be measured at fair value with changes in fair value recognized in net income, excluding equity investments that are consolidated or accounted for under the equity method of accounting. The ASU allows equity investments without readily determinable fair values to be measured at cost minus impairment, with a qualitative assessment required to identify

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

impairment. The ASU also requires public companies to use exit prices to measure the fair value of financial instruments, eliminates the disclosure requirements related to measurement assumptions for the fair value of instruments measured at amortized cost, and requires separate presentation of financial assets and liabilities based on form and measurement category. In addition, for liabilities measured at fair value under the fair value option, the changes in fair value due to changes in instrument-specific credit risk should be recognized in OCI. This ASU is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. As of December 31, 2017, the Company held $41,000 of equity investments (excluding restricted investments in bank stocks). The Company does not expect to make significant increases in the volume of its equity investments; therefore, the adoption of this ASU is not expected to be material to the Company’s consolidated financial statements.

In February 2016, the FASB issued ASC Update 2016-02, “Leases.” This standards update states that a lessee should recognize the assets and liabilities that arise from all leases with a term greater than 12 months. The core principle requires the lessee to recognize a liability to make lease payments and a “right-of-use” asset. The accounting applied by the lessor is relatively unchanged. The standards update also requires expanded qualitative and quantitative disclosures. For public business entities, ASC Update 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. ASC Update 2016-02 mandates a modified retrospective transition for all entities. Early application is permitted. For the Company, this standards update is effective on January 1, 2020. The Company has determined that the provisions of ASU No. 2016-02 will result in an increase in assets to recognize the present value of lease obligations with a corresponding increase in liabilities; however, the Company does not expect this to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2016, the FASB issued ASC Update 2016-13, “Financial Instruments – Credit Losses.” The new impairment model prescribed by this standards update is a single impairment model for all financial assets (i.e., loans and investments). The recognition of credit losses would be based on an entity’s current estimate of expected losses (referred to as the Current Expected Credit Loss model, or “CECL”), as opposed to recognition of losses only when they are probable (current practice). ASC Update 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. The Company intends to adopt this standards update effective January 1, 2020. The Company is currently evaluating the impact of the adoption of ASC Update 2016-13 on its consolidated financial statements. The impact of the ASU will depend upon the state of the economy and the nature of the Company’s portfolios at the date of adoption.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other”. The amendments in this ASU are required for public business entities and other entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. To simplify the subsequent measurement of goodwill, the Update eliminates Step 2 from the goodwill impairment test. An entity should now perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The ASU eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment, and if it fails that qualitative test, to perform Step 2

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. An entity should apply the amendments in this Update on a prospective basis. A public business entity should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this ASU in 2020 is not expected to have a material impact on the Company’s consolidated financial statements.

Recently Adopted Accounting Pronouncements

In March 2016 the FASB issued ASU 2016-09, “Compensation-Stock Compensation”. The ASU introduces targeted amendments intended to simplify the accounting for stock compensation. Specifically, the ASU requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period. That is, off balance sheet accounting for net operating losses stemming from excess tax benefits would no longer be required and instead such net operating losses would be recognized when they arise. Existing net operating losses that are currently tracked off balance sheet would be recognized, net of a valuation allowance if required, through an adjustment to opening retained earnings in the period of adoption. Entities will no longer need to maintain and track an “APIC pool.” The ASU also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows. In addition, the ASU elevates the statutory tax withholding threshold to qualify for equity classification up to the maximum statutory tax rates in the applicable jurisdiction(s). The ASU also clarifies that cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. The ASU provides an optional accounting policy election (with limited exceptions), to be applied on an entity-wide basis, to either estimate the number of awards that are expected to vest (consistent with existing U.S. GAAP) or account for forfeitures when they occur. The amendments are effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company adopted this ASU in 2017 and the adoption had no material impact on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU Update 2018-02, “Income Statement – Reporting Comprehensive Income”. The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company retroactively adopted ASU 2018-02 for the fiscal year consolidated financial statements. Adoption of this standard resulted in a reclassification of $129,000 from accumulated other comprehensive income to retained earnings, which is reflected as a separate line within the consolidated statements of shareholder’s equity.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of December 31, 2017 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through March 7, 2018, the date these consolidated financial statements were available to be issued.

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

Included in the purchase price was goodwill and core deposit intangible of $901,000 and $1,738,000, respectively. The core deposit intangible is being amortized over a ten-year period using a sum of the years’ digits basis. The goodwill is not amortized, but is measured annually for impairment. Core deposit intangible amortization expense of $134,000, $168,000, and $202,000 was recorded in 2017, 2016, and 2015, respectively. Intangible amortization expense projected for the succeeding five years beginning 2018 is estimated to be $99,000, $65,000, $30,000, $2,000, and $- per year, respectively.

3.	Restrictions on Cash and Cash Equivalents

The Company is required to maintain cash reserve balances for the Federal Reserve Bank. The total required reserve balances were $10,458,000 and $8,637,000 as of December 31, 2017 and 2016, respectively. The required reserve balances are included in cash and due from banks on the consolidated balance sheet.

4.	Securities Available-for-Sale

The amortized cost, related fair value and unrealized gains and losses of securities available-for-sale are as follows at December 31, 2017 and 2016 (in thousands):

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasuries	$7,474	$3	$(102)	$7,375
U.S. government agencies securities	8,165	22	(54)	8,133
Corporate debt securities	2,564	13	(5)	2,572
Tax-free municipal securities	22,938	239	(181)	22,996
U.S. government sponsored enterprise mortgage-backed securities	52,526	25	(953)	51,598
Equity securities	41			41

	$93,708	$302	$(1,295)	$92,715

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasuries	$6,993	$—	$(96)	$6,897
U.S. government agencies securities	7,143	43	(60)	7,126
Corporate debt securities	2,838	21	(2)	2,857
Tax-free municipal securities	19,985	95	(621)	19,459
U.S. government sponsored enterprise mortgage-backed securities	59,320	49	(1,178)	58,191
Equity securities	41	—	—	41

	$96,320	$208	$(1,957)	$94,571

Certain obligations of the U.S. Government are pledged to secure public deposits. The carrying value of the pledged assets was $36,046,000 and $26,898,000 at December 31, 2017 and 2016, respectively.

The amortized cost and fair value of securities as of December 31, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without any penalty (in thousands).

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	9,745	9,700
Due after five years through ten years	13,863	13,744
Due after ten years	17,533	17,632
U.S. government sponsored enterprise mortgage-backed securities	52,526	51,598
Equity securities	41	41

	$93,708	$92,715

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2017 and 2016 (in thousands):

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2017	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$3,442	$(24)	$3,449	$(78)	$6,891	$(102)
U.S. government agencies securities	3,506	(23)	1,720	(31)	5,226	(54)
Corporate debt securities	1,029	(5)	—	—	1,029	(5)
Tax-free municipal securities	4,160	(106)	6,653	(75)	10,813	(181)
U.S. government sponsored enterprise mortgage-backed securities	15,821	(138)	31,982	(815)	47,803	(953)

	$27,958	$(296)	$43,804	$(999)	$71,762	$(1,295)

December 31, 2016	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$6,897	$(96)	$—	$—	$6,897	$(96)
U.S. government agencies securities	3,685	(60)	—	—	3,685	(60)
Corporate debt securities	534	(2)	—	—	534	(2)
Tax-free municipal securities	15,394	(621)	—	—	15,394	(621)
U.S. government sponsored enterprise mortgage-backed securities	48,455	(915)	5,972	(263)	54,427	(1,178)

	$74,965	$(1,694)	$5,972	$(263)	$80,937	$(1,957)

At December 31, 2017, four U.S. treasury securities had unrealized losses. Two of the four of the securities have been in a continuous loss position less than 12 months. Two securities have been in a continuous loss position for more than 12 months. None of the securities in this category had a fair value significantly below their amortized cost. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities.

At December 31, 2017, five U.S. government and agency securities had unrealized losses. Three of the five securities have been in a continuous loss position less than 12 months. Two securities have been in a continuous loss position for more than 12 months. None of the securities in this category had a fair value significantly below their amortized cost. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities.

At December 31, 2017, two corporate debt securities had an unrealized loss. Both securities have been in a continuous loss position for less than 12 months. None of the securities in this category had a fair value significantly below their amortized cost. The unrealized loss relates principally to changes in interest rates subsequent to the acquisition of the security.

At December 31, 2017, seventeen tax-free municipal securities had unrealized losses. Six of the seventeen securities have been in a continuous loss position less than 12 months. Eleven securities have been in a continuous loss position for more than 12 months. None of the securities in this

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

category had a fair value significantly below their amortized cost. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities.

At December 31, 2017, thirty-three U.S. government sponsored enterprise mortgage-backed securities had unrealized losses. Fourteen of the thirty-three securities have been in a continuous loss position less than 12 months. Nineteen securities have been in a continuous loss position for more than 12 months. None of the securities in this category had a fair value significantly below their amortized cost. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities.

At December 31, 2016, four U.S. treasury securities had unrealized losses. All four of the securities have been in a continuous loss position less than 12 months. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities. None of the securities in this category had a fair value significantly below their amortized cost.

At December 31, 2016, four U.S. government and agency securities had unrealized losses. All four of the securities have been in a continuous loss position less than 12 months. None of the securities in this category had a fair value significantly below their amortized cost. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities.

At December 31, 2016, one corporate debt security had an unrealized loss. The security has been in a continuous loss position for less than 12 months. The unrealized loss relates principally to changes in interest rates subsequent to the acquisition of the security.

At December 31, 2016, twenty-six tax-free municipal securities had unrealized losses. All of the twenty-six securities have been in a continuous loss position less than 12 months. None of the securities in this category had a fair value significantly below their amortized cost. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities.

At December 31, 2016, thirty-four U.S. government sponsored enterprise mortgage-backed securities had unrealized losses. Thirty-one of the thirty-four securities have been in a continuous loss position less than 12 months. Three securities have been in a continuous loss position for more than 12 months. None of the securities in this category had a fair value significantly below their amortized cost. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities.

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

Gross realized gains on securities sold during 2017, 2016 and 2015 totaled $0, $8,000 and $906,000, respectively. There were no gross realized losses on securities sold during 2017, 2016 and 2015.

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

The risk ratings are defined as follows:

(1) – Excellent

•	Loans collateralized by cash, assigned cash surrender value of life insurance, government bonds or time deposits.

•	Loans collateralized by margined listed securities.

•	Loans fully guaranteed by federal or state governments or agencies thereof.

•	Loans granted to entities with taxing powers that have demonstrated the ability to service all debt.

(2) – Good

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

(3) – Satisfactory

•	Borrowers with sufficient earnings and historical cash flows of at least 1.5 times debt service with reasonable consideration given to allow for discretionary owners’ withdrawals.

•	Balance sheets of borrowers with liquidity and leverage positions that generally meet industry averages.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

•	Loans secured with collateral that has readily established values, not subject to material market fluctuations, and saleable within reasonable periods of time.

•	Sound management.

(4) – Fair

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

(5) – Pass Watch

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

(6) – Special Mention

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

(7) – Substandard

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

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

(7a) – Retail and Small Business Substandard

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

(8) – Doubtful

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

(9) – Loss

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

Loans uncollectible with collateral value unable to support the loan. Although partial recovery may be affected in the future, it is not practical or desirable to continue to carry the asset at any value.

The following tables present the classes of the loan portfolio summarized by the aggregate credit risk ratings (special mention, substandard and doubtful) within the Company’s internal risk rating system as of December 31, 2017 and 2016 (in thousands):

December 31, 2017	Pass	Special Mention	Substandard	Doubtful	Total
Commercial loans:
Real estate secured	$282,598	$1,720	$2,564	$—	$286,882
C & I	41,427	200	1,258	—	42,885
Other	1,510	—	—	—	1,510
Residential mortgage loans	4,477	—	—	—	4,477
Home equity installments and lines of credit	94,550	—	86	31	94,667
Consumer loans, other	1,679	—	21	—	1,700

	$426,241	$1,920	$3,929	$31	$432,121

December 31, 2016	Pass	Special Mention	Substandard	Doubtful	Total
Commercial loans:
Real estate secured	$213,748	$1,539	$3,018	$—	$218,305
C & I	32,736	421	1,285	47	34,489
Other	1,215	—	—	—	1,215
Residential mortgage loans	4,976	—	84	—	5,060
Home equity installments and lines of credit	92,136	—	220	—	92,356
Consumer loans, other	2,094	—	18	—	2,112

	$346,905	$1,960	$4,625	$47	$353,537

Loans that are individually and collectively evaluated for impairment, as well as the related allowance for loan loss at December 31, 2017 and 2016 are presented below (in thousands):

December 31, 2017	Collectively Evaluated for Impairment		Individually Evaluated for Impairment			Loans Acquired with Credit Deterioration		Total
	Recorded Investment	Allowance for Loan Losses	Recorded Investment	Unpaid Principal Balance	Allowance for Loan Losses	Recorded Investment	Allowance for Loan Losses	Recorded Investment	Allowance for Loan Losses
Commercial loans:
Real estate secured	$285,241	$3,452	$226	$303	$—	$1,415	$—	$286,882	$3,452
C & I	41,805	659	—	—	—	1,080	—	42,885	659
Other	1,510	8	—	—	—	—	—	1,510	8
Residential mortgage loans	4,477	28	—	—	—	—	—	4,477	28
Home equity installments and lines of credit	94,654	821	13	10	—	—	—	94,667	821
Consumer loans, other	1,700	11	—	—	—	—	—	1,700	11
Unallocated	—	—	—	—	—	—	—	—	—

	$429,387	$4,979	$239	$313	$—	$2,495	$—	$432,121	$4,979

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2016	Collectively Evaluated for Impairment		Individually Evaluated for Impairment			Loans Acquired with Credit Deterioration		Total
	Recorded Investment	Allowance for Loan Losses	Recorded Investment	Unpaid Principal Balance	Allowance for Loan Losses	Recorded Investment	Allowance for Loan Losses	Recorded Investment	Allowance for Loan Losses
Commercial loans:
Real estate secured	$216,634	$2,800	$226	$308	$—	$1,444	$—	$218,304	$2,800
C & I	33,478	618	—	—	—	1,011	—	34,489	618
Other	1,215	4	—	—	—	—	—	1,215	4
Residential mortgage loans	5,060	38	—	—	—	—	—	5,060	38
Home equity installments and lines of credit	92,344	657	13	13	—	—	—	92,357	657
Consumer loans, other	2,112	26	—	—	—	—	—	2,112	26
Unallocated	—	—	—	—	—	—	—	—	—

	$350,843	$4,143	$239	$321	$—	$2,455	$—	$353,537	$4,143

The average recorded investment and interest income recognized on impaired commercial real estate loans for the year ended December 31, 2017 was $303,000 and $12,000, respectively. The average recorded investment and interest income recognized on home equity installments and lines of credit for the year ended December 31, 2017 was $11,000 and $200, respectively.

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

The following tables summarize the activity by segments of the allowance for loan losses for the years ended December 31, 2017, 2016, and 2015 (in thousands):

	Commercial Loans			Residential Mortgage Loans	Home Equity Installments and Lines of Credit	Consumer Loans, Other	Unallocated	Total
December 31, 2017	Real Estate Secured	C & I	Other
Beginning balance, January 1, 2017	$2,800	$618	$4	$38	$657	$26	$—	$4,143
Charge-offs	—	(47)	—	—	(40)	(44)	—	(131)
Recoveries	35	113	—	—	—	2	—	150
Provisions	617	(25)	4	(10)	204	27	—	817

Ending balance, December 31, 2017	$3,452	$659	$8	$28	$821	$11	$—	$4,979

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

	Commercial Loans			Residential Mortgage Loans	Home Equity Installments and Lines of Credit	Consumer Loans, Other	Unallocated	Total
December 31, 2016	Real Estate Secured	C & I	Other

Beginning balance, January 1, 2016	$2,409	$311	$5	$75	$875	$15	$171	$3,861
Charge-offs	—	(164)	—	—	(140)	(1)	—	(305)
Recoveries	14	45	—	6	—	1	—	66
Provisions	377	426	(1)	(43)	(78)	11	(171)	521

Ending balance, December 31, 2016	$2,800	$618	$4	$38	$657	$26	$—	$4,143

	Commercial Loans			Residential Mortgage Loans	Home Equity Installments and Lines of Credit	Consumer Loans, Other	Unallocated	Total
December 31, 2015	Real Estate Secured	C & I	Other

Beginning balance, January 1, 2015	$2,649	$395	$20	$71	$666	$37	$140	$3,978
Charge-offs	(111)	(2)	—	(6)	(107)	(7)	—	(233)
Recoveries	5	18	—	—	—	1	—	24
Provisions	(134)	(100)	(15)	10	316	(16)	31	92

Ending balance, December 31, 2015	$2,409	$311	$5	$75	$875	$15	$171	$3,861

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2017 and 2016 (in thousands):

December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due and Accruing	Non-Accrual Loans	Total Past Due and Non-Accrual	Current Loans	Total Loans Receivable

Commercial loans:
Real estate secured	$—	$—	$—	$546	$546	$285,016	$285,562
C & I	—	—	—	—	—	41,715	41,715
Other	—	—	—	—	—	1,510	1,510
Acquired with credit deterioration	—	—	—	534	534	1,956	2,490
Residential mortgage loans:
Residential mortgage loans	—	—	—	40	40	4,437	4,477
Acquired with credit deterioration	—	—	—	—	—	—	—
Home equity loans:
Home equity installments and lines of credit	188	54	66	360	668	93,999	94,667
Acquired with credit deterioration	—	—	—	—	—	—	—
Consumer loans, other	—	—	—	13	13	1,687	1,700

	$188	$54	$66	$1,493	$1,801	$430,320	$432,121

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due and Accruing	Non-Accrual Loans	Total Past Due and Non-Accrual	Current Loans	Total Loans Receivable
Commercial loans:
Real estate secured	$89	$559	$—	$556	$1,204	$214,510	$215,714
C & I	—	—	38	—	38	33,412	33,450
Other	—	—	—	182	182	1,033	1,215
Acquired with credit deterioration	—	339	—	534	873	2,757	3,630
Residential mortgage loans:
Residential mortgage loans	—	120	437	248	805	4,255	5,060
Acquired with credit deterioration	—	—	—	—	—	—	—
Home equity loans:
Home equity installments and lines of credit	277	339	109	531	1,256	91,060	92,316
Acquired with credit deterioration	—	—	—	—	—	40	40
Consumer loans, other	11	—	—	11	22	2,090	2,112

	$377	$1,357	$584	$2,062	$4,380	$349,157	$353,537

The Company identified no loans that were considered troubled debt restructurings during the periods presented, and did not have any troubled debt restructurings as of December 31, 2017 or 2016.

There were no loans in the process of foreclosure as of December 31, 2017 or December 31, 2016.

As of December 31, 2017, the Company did not have any residential real estate foreclosed assets. As of December 31, 2016, the Company had a total of $659,000 in residential real estate foreclosed assets.

The following table provides activity for the accretable yield of purchased impaired loans for the years ended December 31, 2017, 2016, and 2015 (in thousands):

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

Accretable yield, December 31, 2014	2
Accretable yield amortized to interest income	(1,123)
Reclassification from nonaccretable difference (1)	1,121

Accretable yield, December 31, 2015	—
Accretable yield amortized to interest income	(235)
Reclassification from nonaccretable difference (1)	281

Accretable yield, December 31, 2016	46
Accretable yield amortized to interest income	(181)
Reclassification from nonaccretable difference (1)	148

Accretable yield, December 31, 2017	$13

(1)	Reclassification from nonaccretable difference represents an increase to the estimated cash flows to be collected on the underlying portfolio.

6.	Property and Equipment

The components of property and equipment at December 31, 2017 and 2016 are as follows (in thousands):

	2017	2016

Land and land improvements	$3,353	$3,328
Buildings and improvements	7,466	7,479
Leasehold improvements	703	703
Furniture, fixtures and equipment	3,763	3,720

	15,285	15,230
Accumulated depreciation and amortization	(6,177)	(5,519)

	$9,108	$9,711

Total depreciation and amortization expense was $664,000, $720,000 and $824,000, for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company has entered into certain arrangements that are classified as operating leases. The operating leases are for some branch and office locations. The majority of the operating leases are renewable at the Company’s option. The Company leases one of the Company’s branch offices from the Insurance Company. On September 1, 2013, the Company renewed the lease for an additional term of five years. Lease expense for the years ended December 31, 2017, 2016 and 2015 was $30,000, $30,000 and $30,000, respectively, under this related party operating lease.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

Future minimum lease payments by year, including payments due under renewal agreements, are as follows (in thousands):

	Lease Obligation	Obligation to Related Party
2018	$426	$15
2019	355
2020	356	—
2021	292	—
2022	227	—
Thereafter	226	—

Net rental expense (income) in 2017, 2016 and 2015 consisted of the following (in thousands):

	2017	2016	2015

Rental expense (income)	$482	$492	$(80)
Sublease rental income	(18)	(20)	(305)

Net Rental Expense (Income)	$464	$472	$(385)

During 2015, the Company exited a lease resulting in a $440,000 loss on disposal, a settlement charge of $450,000, $413,000 in rental income from the reversal of original purchase accounting favorable lease rights, and $268,000 in sublease income.

7.	Deposits

The components of deposits at December 31, 2017 and 2016 are as follows (in thousands):

	2017	2016

Demand, non-interest bearing	$107,652	$104,607
Demand, interest bearing	92,327	94,286
Savings and money market	136,747	138,947
Time, $250,000 and over	6,698	3,975
Time, other	120,424	109,055
Brokered deposits	14,205	—

Total Deposits	$478,053	$450,870

The aggregate amount of demand deposit overdrafts that were reclassified as loans were $22,000 at December 31, 2017, compared to $31,000 as of December 31, 2016.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

At December 31, 2017, the scheduled maturities of time deposits are as follows (in thousands):

2018	$85,109
2019	30,578
2020	2,982
2021	4,370
2022	4,040
Thereafter	43

$127,122

8.	Borrowings

As of December 31, 2017, the Company has a maximum borrowing capacity of $258,515,200 from the Federal Home Loan Bank. As of December 31, 2017, the Company had $2,985,000 overnight borrowings outstanding from the Federal Home Loan Bank with an actual rate of 1.54%. Collateral for all outstanding advances consisted of 1-4 family mortgage loans and other real estate secured loans totaling $258,515,200 at December 31, 2017. As of December 31, 2016, the Company had a maximum borrowing capacity of $216,059,100 from the Federal Home Loan Bank. As of December 31, 2016, the Company did not have any outstanding overnight borrowings from the Federal Home Loan Bank. Collateral for all outstanding advances consisted of 1-4 family mortgage loans and other real estate secured loans totaling $216,059,100 at December 31, 2016.

9.	Junior Subordinated Debentures

Through the acquisition of Union National Financial Corporation, the Company acquired two issuances of junior subordinated debentures with a contractual value of $17,341,000 and a fair market value of $7,045,000. The outstanding balance as of December 31, 2017 was $4,843,000 and $4,694,000 at December 31, 2016.

The Company acquired a junior subordinated debenture issued in December 2003 by Union National Capital Trust I (“UNCT 1”) in the amount of $8,248,000. The floating-rate debenture is due January 23, 2034, of which $248,000 is related to the Company’s capital contribution. UNCT I provides for quarterly distributions at a variable annual coupon rate that is reset quarterly, based on three-month LIBOR plus 2.85%. The outstanding balance was $3,706,000, the coupon rate was 4.23%, and the market yield was 12.41% at December 31, 2017. The outstanding balance was $3,599,000, the coupon rate was 3.74%, and the market yield was 10.07% at December 31, 2016.

The Company acquired a junior subordinated debenture issued in October 2004, by Union National Capital Trust II (“UNCT II”) in the amount of $3,093,000. The floating–rate debenture is due November 23, 2034, of which $93,000 is related to the Company’s capital contribution. UNCT II provides for quarterly distributions at a variable annual coupon rate that is reset quarterly, based on three-month LIBOR plus 2.00%. The outstanding balance was $1,137,000, the coupon rate was 3.45% and the market yield was 13.19% at December 31, 2017. The outstanding balance was $1,096,000, the coupon rate was 2.92% and the market yield was 11.81% at December 31, 2016.

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

10.	Income Taxes

The components of the income tax expense for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	2017	2016	2015

Federal:
Current	$991	$481	$468
Deferred	88	157	292

	1,079	638	760
State, current	370	218	207

	$1,449	$856	$967

A reconciliation of the statutory income tax at a rate of 34% to the income tax expense included in the consolidated statement of income is as follows for 2017, 2016 and 2015.

	2017	2016	2015

Federal income tax at statutory rate	34.0%	34.0%	34.0%
State tax expense, net of federal benefit	5.1	4.6	4.1
Tax exempt income, net of disallowed interest expense	(4.5)	(6.3)	(7.8)
Bank owned life insurance	(2.5)	(5.5)	(3.9)
Stock option expense	0.9	1.6	2.2
Effect of change in enacted tax rate	(2.9)	—	—
Other	—	(0.9)	0.4

Effective Income Tax Rate	30.1%	27.5%	29.0%

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

On December 22, 2017, the enacted income tax rate changed from 34 percent to 21 percent for tax years beginning on or after January 1, 2018 as a result of the Tax Cuts and Jobs Act. Included in income tax expense for 2017 is a benefit of $141,000 related to the write-up of net deferred tax assets from the historic 34 percent to the newly enacted 21 percent tax rate on December 22, 2017. The impact on the 2017 effective income tax rate is shown in the table above. The Company has determined that the accounting for the Tax Cuts and Jobs Act is final as of December 31, 2017.

The components of the net deferred tax asset, included in other assets on the consolidated balance sheets, at December 31, 2017 and 2016 are as follows (in thousands):

	2017	2016

Deferred tax assets:
Allowance for loan loss	$1,046	$1,409
State net operating loss carryforward	511	467
Alternative minimum tax credit carryforward	1,122	1,529
Nonaccrual interest	13	20
Low income housing tax credit carryforward	437	437
Unrealized loss on available-for-sale securities	208	595
Other	59	111

	3,396	4,568

Valuation allowance	(511)	(467)

Total deferred tax assets, net of valuation allowance	2,885	4,101

Deferred tax liabilities:
Property and equipment	(191)	(394)
Purchase accounting adjustments	(1,365)	(2,034)

Net deferred tax liabilities	(1,556)	(2,428)

Net Deferred Tax Assets	$1,329	$1,673

At December 31, 2017 and 2016, the Company had no valuation allowance established against its low income housing tax credit carryforward or alternative minimum tax credit carryforward, as management believes the Company will generate sufficient future taxable income to fully utilize these deferred tax assets. The low income housing credit carryforward will expire between 2021 and 2027, and as a result of the Tax Cuts and Jobs Act enacted on December 22, 2017 Corporate AMT has been repealed. As a result, AMT carryforwards as of December 31, 2018 will be systematically refunded with each tax return until fully refunded no later than with the filing of the Company’s December 31, 2021 tax return. The valuation allowance at December 31, 2017 and 2016 relates to state net operating loss carryforwards for which realizability is uncertain. At December 31, 2017 and 2016, the Company had state net operating loss carryforwards of $5,119,000 and $4,671,000, respectively, which are available to offset future state taxable income, and expire at various dates through 2036.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible and tax planning strategies, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets, net of any valuation allowance at December 31, 2017.

11.	Transactions with Executive Officers, Directors and Affiliated Companies

In addition to leasing transactions disclosed in Note 6, the Company has had, and may be expected to have in the future, banking transactions with its executive officers, directors, their immediate families and affiliated companies (commonly referred to as related parties). Deposits of related parties totaled $22,579,000 and $9,450,000 at December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016 related party loans totaled $2,196,000 and $2,113,000, respectively. During 2017, loan advances and repayments totaled $1,407,000 and $1,324,000, respectively.

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

At December 31, 2017 and 2016, the following financial instruments were outstanding whose contract amounts represent credit risk (in thousands):

	2017	2016

Commitments to grant loans	$3,672	$2,963
Unfunded commitments under lines of credit	117,515	103,918

	$121,187	$106,881

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

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

13.	Concentration of Credit Risk

The Company’s loans by type of loan are set forth in Note 5. The debtors’ ability to honor their contracts is influenced by the region’s economy and financial stability.

14.	Employee Benefit Plan

The Bank maintains a defined contribution 401(k) retirement Plan that covers eligible employees. The Bank’s matching contribution is 100% of each participant’s first 1% of elective contribution and 50% of each participant’s next 5% of elective contributions with a maximum contribution of 3.50% of the participants compensation. The Bank’s contributions to the Plan totaled $207,000, $196,000 and $202,000, for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The U.S. Basel III Capital Rules requires the Bank to:

•	Meet a minimum Common Equity Tier 1 capital ratio of 4.50% of risk-weighted assets and a Tier 1 capital ratio of 6.00% of risk-weighted assets;

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

•	Continue to require the current minimum total capital ratio of 8.00% of risk-weighted assets and the minimum Tier 1 leverage capital ratio of 4.00% of average assets; and

•	Comply with a revised definition of capital to improve the ability of regulatory capital instruments to absorb losses. Certain non-qualifying capital instruments, including cumulative preferred stock and trust preferred securities, are being phased out as a component of Tier 1 capital for institutions of the Bank’s size.

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

As of December 31, 2017, the Bank met the applicable minimum requirements of the U.S. Basel III Capital Rules, and each of the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations. As of December 31, 2017, the Bank’s capital levels also met the fully-phased in minimum capital requirements.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to assets. Management believes, as of December 31, 2017, that the Bank meets all capital adequacy requirements to which it is subject.

A comparison of the Bank’s actual capital amounts to the regulatory requirements at December 31, 2017 and 2016 is presented below (dollars in thousands).

December 31, 2017	Actual		For Capital Adequacy Purposes			Minimum Capital Adequacy with Capital Buffer			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio		Amount	Ratio
Total capital (to risk-weighted assets)	$88,592	19.17%	$36,973	≥	8.0%	$42,750	≥	9.250%	$46,216	≥	10.0%
Tier 1 capital (to risk-weighted assets)	83,401	18.05%	27,730	≥	6.0%	33,507	≥	7.250%	36,973	≥	8.0%
Common equity tier 1 capital (to risk-weighted assets)	83,401	18.05%	20,797	≥	4.5%	26,574	≥	5.750%	30,040	≥	6.5%
Core (Tier 1) capital (to adjusted total assets)	83,401	14.80%	22,547	≥	4.0%	N/A		N/A	28,184	≥	5.0%

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2016	Actual		For Capital Adequacy Purposes			Minimum Capital Adequacy with Capital Buffer			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio		Amount	Ratio
Total capital (to risk-weighted assets)	$87,111	22.52%	$30,942	≥	8.0%	$33,360	≥	8.625%	$38,678	≥	10.0%
Tier 1 capital (to risk-weighted assets)	82,828	21.41%	23,207	≥	6.0%	25,624	≥	6.625%	30,942	≥	8.0%
Common equity tier 1 capital (to risk-weighted assets)	82,828	21.41%	17,405	≥	4.5%	19,822	≥	5.125%	25,141	≥	6.5%
Core (Tier 1) capital (to adjusted total assets)	82,828	15.69%	21,112	≥	4.0%	N/A		N/A	26,390	≥	5.0%

16.	Fair Value Measurements

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

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2017 and 2016 are as follows (in thousands):

December 31, 2017	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

U.S. treasuries	$7,375	$7,375	$—	$—
U.S. government agencies securities	8,133	—	8,133	—
Corporate debt securities	2,572	—	2,572	—
Tax-free municipal securities	22,996	—	22,996	—
U.S. government sponsored enterprise mortgage-backed securities	51,598	—	51,598	—
Equity securities	41	—	41	—

Total	$92,715	$7,375	$85,340	$—

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2016	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

U.S. treasuries	$6,897	$6,897	$—	$—
U.S. government agencies securities	7,126	—	7,126	—
Corporate debt securities	2,857	—	2,857	—
Tax-free municipal securities	19,459	—	19,459	—
U.S. government sponsored enterprise mortgage-backed securities	58,191	—	58,191	—
Equity securities	41	—	41	—

Total	$94,571	$6,897	$87,674	$—

The valuation technique used to measure the fair values for the items in the tables above are as follows:

Securities Available for Sale

The fair values of investment securities were measured using information from a third-party pricing service. The pricing service uses quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique, used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. At least annually, the Corporation reviews a random sample of the pricing information received from the third-party pricing service by comparing it to price quotes from third-party brokers. Historically, price deviations have been immaterial.

There are no assets measured on a nonrecurring basis at December 31, 2017 and 2016.

The estimated fair values of financial instruments as of December 31, 2017 and 2016 are set forth in the tables below (in thousands). The information in the table should not be interpreted as an estimate of the fair value of the Company in its entirety since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2017	Carrying Amount	Fair Value	Level 1	Level 2		Level 3

Assets:
Cash and cash equivalents	$18,482	$18,482	$18,482	$		$—
Interest-bearing time deposits in other banks	1,342	1,342	—		1,342	—
Securities available-for-sale	92,715	92,715	7,375		85,340
Loans held for sale	510	510	—		—	510
Loans, net	427,142	433,446	—		—	433,446
Restricted investment in bank stocks	901	901	—		901	—
Accrued interest receivable	1,495	1,495	—		1,495	—
Liabilities:
Demand and savings deposits	350,931	350,931	—		350,931	—
Time deposits	127,122	126,084	—		126,084	—
Short-term borrowings	2,985	2,985	—		2,985	—
Junior subordinated debentures	4,843	4,843	—		4,843	—
Accrued interest payable	162	162	—		162	—

Off-Balance-Sheet Items:
Commitments to extend credit and standby letters of credit	—	—	—		—	—

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2016	Carrying Amount	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$59,136	$59,136	$59,136	$—	$—
Interest-bearing time deposits in other banks	2,509	2,509	—	2,509	—
Securities available-for-sale	94,571	94,571	6,897	87,674	—
Loans held for sale	216	216	—	—	216
Loans, net	349,394	350,979	—	—	350,979
Restricted investment in bank stocks	520	520	—	520	—
Accrued interest receivable	1,315	1,315	—	1,315	—
Liabilities:
Demand and savings deposits	337,840	337,840	—	337,840	—
Time deposits	113,030	112,532	—	112,532	—
Short-term borrowings	—	—	—	—	—
Junior subordinated debentures	4,694	4,694	—	4,694	—
Accrued interest payable	84	84	—	84	—

Off-Balance-Sheet Items:
Commitments to extend credit and standby letters of credit	—	—	—	—	—

The following methods and assumptions were used by the Company to estimate the fair value of certain of its assets and liabilities at December 31, 2017 and 2016.

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

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

Loans Held for Sale

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan.

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

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

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

Date: March 9, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin G. Burke	President, Chief Executive Officer and a Director	March 9, 2018
Kevin G. Burke	(principal executive officer)

/s/ Jeffrey D. Miller	Executive Vice President and Chief Financial Officer	March 9, 2018
Jeffrey D. Miller	(principal financial and accounting officer)

/s/ Scott A. Berlucchi	Director	March 9, 2018
Scott A. Berlucchi

/s/ Robert S. Bolinger	Director	March 9, 2018
Robert S. Bolinger

/s/ Patricia A. Gilmartin	Director	March 9, 2018
Patricia A. Gilmartin

/s/ Jack L. Hess	Director	March 9, 2018
Jack L. Hess

/s/ Barry C. Huber	Director	March 9, 2018
Barry C. Huber

/s/ Kevin M. Kraft, Sr.	Director	March 9, 2018
Kevin M. Kraft, Sr.

/s/ Jon M. Mahan	Director	March 9, 2018
Jon M. Mahan

/s/ S. Trezevant Moore, Jr.	Director	March 9, 2018
S. Trezevant Moore, Jr.

Director
Donald H. Nikolaus

/s/ Richard D. Wampler, II	Director	March 9, 2018
Richard D. Wampler, II