Form 10-Q
period 2018-03-31
DONEGAL GROUP INC
filed 2018-05-07
CIK 800457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,686,661 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on April 30, 2018.

DONEGAL GROUP INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Donegal Group Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost	$377,497,098	$366,655,077
Available for sale, at fair value	525,416,962	538,946,050
Equity securities, at fair value	51,030,073	50,445,243
Investment in affiliate	38,769,448	38,773,420
Short-term investments, at cost, which approximates fair value	9,452,115	11,049,915

Total investments	1,002,165,696	1,005,869,705
Cash	40,795,824	37,833,435
Accrued investment income	6,926,360	6,553,121
Premiums receivable	163,219,349	160,406,432
Reinsurance receivable	313,541,534	298,342,563
Deferred policy acquisition costs	62,379,098	60,289,860
Deferred tax asset, net	8,809,336	7,128,843
Prepaid reinsurance premiums	142,106,426	135,032,641
Property and equipment, net	7,237,338	7,280,415
Accounts receivable—securities	9,040	180,525
Federal income taxes receivable	19,088,695	10,935,105
Goodwill	5,625,354	5,625,354
Other intangible assets	958,010	958,010
Other	1,177,049	1,483,769

Total assets	$1,774,039,109	$1,737,919,778

Liabilities and Stockholders’ Equity
Liabilities
Unpaid losses and loss expenses	$727,562,898	$676,671,727
Unearned premiums	524,021,436	503,456,541
Accrued expenses	21,130,505	28,033,776
Reinsurance balances payable	6,031,834	4,116,159
Borrowings under lines of credit	59,000,000	59,000,000
Cash dividends declared to stockholders	—	3,841,820
Subordinated debentures	5,000,000	5,000,000
Due to affiliate	4,192,276	7,314,368
Other	1,746,446	1,789,283

Total liabilities	1,348,685,395	1,289,223,674

Stockholders’ Equity
Preferred stock, $.01 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 40,000,000 shares, issued 25,625,819 and 25,564,481 shares and outstanding 22,623,231 and 22,561,893 shares	256,259	255,645
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	257,035,648	255,401,558
Accumulated other comprehensive loss	(15,513,406)	(2,684,275)
Retained earnings	224,745,078	236,893,041
Treasury stock, at cost	(41,226,357)	(41,226,357)

Total stockholders’ equity	425,353,714	448,696,104

Total liabilities and stockholders’ equity	$1,774,039,109	$1,737,919,778

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Net premiums earned	$181,764,580	$169,156,147
Investment income, net of investment expenses	6,378,369	5,755,399
Net realized investment (losses) gains (includes ($918,339) and $2,548,975 accumulated other comprehensive income reclassifications)	(918,339)	2,548,975
Lease income	123,593	141,850
Installment payment fees	1,347,961	1,135,642
Equity in earnings of Donegal Financial Services Corporation	632,114	232,950

Total revenues	189,328,278	178,970,963

Expenses:
Net losses and loss expenses	156,583,268	114,433,458
Amortization of deferred policy acquisition costs	29,665,000	27,683,000
Other underwriting expenses	29,322,638	28,489,281
Policyholder dividends	1,302,183	834,265
Interest	464,148	363,675
Other expenses	526,212	442,455

Total expenses	217,863,449	172,246,134

(Loss) income before income tax (benefit) expense	(28,535,171)	6,724,829
Income tax (benefit) expense (includes ($192,851) and $892,141 income tax (benefit) expense from reclassification items)	(10,357,093)	1,620,011

Net (loss) income	$(18,178,078)	$5,104,818

(Loss) earnings per common share:
Class A common stock—basic	$(0.66)	$0.19

Class A common stock—diluted	$(0.66)	$0.18

Class B common stock—basic and diluted	$(0.60)	$0.17

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net (loss) income	$(18,178,078)	$5,104,818
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on securities:
Unrealized holding (loss) gain during the period, net of income tax (benefit) expense of ($1,948,072) and $1,078,868	(7,328,473)	2,003,613
Reclassification adjustment for losses (gains) included in net income, net of income tax (benefit) expense of ($192,851) and $892,141	725,488	(1,656,834)

Other comprehensive (loss) income	(6,602,985)	346,779

Comprehensive (loss) income	$(24,781,063)	$5,451,597

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(Unaudited)

Three Months Ended March 31, 2018

	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2017	25,564,481	5,649,240	$255,645	$56,492	$255,401,558	$(2,684,275)	$236,893,041	$(41,226,357)	$448,696,104
Issuance of common stock	29,162	—	292	—	422,318	—	—	—	422,610
Share-based compensation	32,176	—	322	—	1,024,328	—	—	—	1,024,650
Net loss	—	—	—	—	—	—	(18,178,078)	—	(18,178,078)
Cash dividends declared	—	—	—	—	—	—	(8,587)	—	(8,587)
Grant of stock options	—	—	—	—	187,444	—	(187,444)	—	—
Reclassification of equity unrealized gains	—	—	—	—		(6,226,146)	6,226,146	—	—
Other comprehensive loss	—	—	—	—	—	(6,602,985)	—	—	(6,602,985)

Balance, March 31, 2018	25,625,819	5,649,240	$256,259	$56,492	$257,035,648	$(15,513,406)	$224,745,078	$(41,226,357)	$425,353,714

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net (loss) income	$(18,178,078)	$5,104,818

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	1,503,607	1,714,936
Net realized investment losses (gains)	918,339	(2,548,975)
Equity in earnings of Donegal Financial Services Corporation	(632,114)	(232,950)
Changes in assets and liabilities:
Losses and loss expenses	50,891,171	14,184,710
Unearned premiums	20,564,895	22,771,640
Premiums receivable	(2,812,917)	(9,913,812)
Deferred acquisition costs	(2,089,238)	(2,054,993)
Deferred income taxes	74,728	584,983
Reinsurance receivable	(15,198,971)	(6,775,530)
Prepaid reinsurance premiums	(7,073,785)	(7,426,960)
Accrued investment income	(373,239)	(579,432)
Due to affiliate	(3,122,092)	12,142,750
Reinsurance balances payable	1,915,675	1,506,099
Current income taxes	(8,153,590)	935,703
Accrued expenses	(6,903,271)	(9,175,850)
Other, net	263,872	122,154

Net adjustments	29,773,070	15,254,473

Net cash provided by operating activities	11,594,992	20,359,291

Cash Flows from Investing Activities:
Purchases of fixed maturities, held to maturity	(13,357,990)	(19,450,746)
Purchases of fixed maturities, available for sale	(19,117,414)	(18,262,702)
Purchases of equity securities, available for sale	(1,792,398)	(3,695,056)
Maturity of fixed maturities:
Held to maturity	2,556,070	4,926,768
Available for sale	24,098,751	20,298,891
Sales of fixed maturities, available for sale	208,817	1,216,606
Sales of equity securities, available for sale	333,792	6,531,122
Net purchases of property and equipment	(63,921)	(194,753)
Net sales (purchases) of short-term investments	1,597,800	(897,339)

Net cash used in investing activities	(5,536,493)	(9,527,209)

Cash Flows from Financing Activities:
Cash dividends paid	(3,850,407)	(3,628,577)
Issuance of common stock	754,297	1,865,399

Net cash used in financing activities	(3,096,110)	(1,763,178)

Net increase in cash	2,962,389	9,068,904
Cash at beginning of period	37,833,435	24,587,214

Cash at end of period	$40,795,824	$33,656,118

Cash paid during period—Interest	$261,816	$297,095
Net cash paid during period—Taxes	$—	$—

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

At March 31, 2018, Donegal Mutual held approximately 44% of our outstanding Class A common stock and approximately 83% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 72% of the total voting power of our common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to a pooling agreement and other intercompany agreements and transactions. While each company maintains its separate corporate existence, Donegal Mutual and our insurance subsidiaries conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

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

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the SEC and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the three months ended March 31, 2018 or 2017. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through March 31, 2018.

2 - Basis of Presentation

Our financial information for the interim periods included in this Form 10-Q Report is unaudited; however, our financial information we include in this Form 10-Q Report reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of our management, are necessary for a fair presentation of our financial position, results of operations and cash flows for those interim periods. Our results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results of operations we expect for the year ending December 31, 2018.

We recommend you read the interim financial statements we include in this Form 10-Q Report in conjunction with the financial statements and the notes to our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

	Three Months Ended March 31,
	2018		2017
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic (loss) earnings per share:
Numerator:
Allocation of net (loss) income	$(14,848)	$(3,330)	$4,134	$971

Denominator:
Weighted-average shares outstanding	22,615	5,577	21,545	5,577

Basic (loss) earnings per share	$(0.66)	$(0.60)	$0.19	$0.17

Diluted (loss) earnings per share:
Numerator:
Allocation of net (loss) income	$(14,848)	$(3,330)	$4,134	$971

Denominator:
Number of shares used in basic computation	22,615	5,577	21,545	5,577
Weighted-average shares effect of dilutive securities
Director and employee stock options	—	—	1,081	—

Number of shares used in diluted computation	22,615	5,577	22,626	5,577

Diluted (loss) earnings per share	$(0.66)	$(0.60)	$0.18	$0.17

We did not include any effect of dilutive securities in the computation of diluted earnings per share for the three months ended March 31, 2018 due to our net loss during the period.

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

Our insurance subsidiaries and Donegal Mutual purchase certain third-party reinsurance on a combined basis. Le Mars, MICO, Peninsula and Sheboygan also separately purchase third-party reinsurance that provides that insurance subsidiary with reinsurance coverage that we believe is commensurate with its respective size and risk exposures. Our insurance subsidiaries use several different reinsurers, all of which have an A.M. Best rating of A- (Excellent) or better or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A-rating from A.M. Best. The following information describes the external reinsurance our insurance subsidiaries have in place for 2018:

•	excess of loss reinsurance, under which Donegal Mutual and our insurance subsidiaries recover, through a series of reinsurance agreements, losses over a set retention (generally $1.0 million), and

•	catastrophe reinsurance, under which Donegal Mutual and our insurance subsidiaries recover, through a series of reinsurance agreements, 100% of an accumulation of many losses resulting from a single event, including natural disasters, over a set retention (generally $5.0 million) and after exceeding an annual aggregate deductible (generally $5.0 million) up to aggregate losses of $170.0 million per occurrence.

Our insurance subsidiaries and Donegal Mutual also purchase facultative reinsurance to cover exposures in excess of the covered limits of their third-party reinsurance agreements.

In addition to the pooling agreement and third-party reinsurance, our insurance subsidiaries have various reinsurance agreements with Donegal Mutual.

Effective March 1, 2018, Donegal Mutual and certain of our insurance subsidiaries modified their third-party reinsurance coverage related to umbrella policies to increase the maximum loss retention of Donegal Mutual and our insurance subsidiaries from $250,000 to $1.0 million. Donegal Mutual and certain of our insurance subsidiaries also made various adjustments to the terms of their intercompany catastrophe reinsurance agreements. We have made no other significant changes to our third-party reinsurance or the reinsurance agreements between our insurance subsidiaries and Donegal Mutual during the three months ended March 31, 2018.

5 - Investments

The amortized cost and estimated fair values of our fixed maturities at March 31, 2018 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$71,875	$194	$1,216	$70,853
Obligations of states and political subdivisions	144,720	8,463	544	152,639
Corporate securities	114,055	803	2,075	112,783
Mortgage-backed securities	46,847	104	570	46,381

Totals	$377,497	$9,564	$4,405	$382,656

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$44,754	$9	$1,226	$43,537
Obligations of states and political subdivisions	116,611	2,771	499	118,883
Corporate securities	109,907	286	1,892	108,301
Mortgage-backed securities	261,615	126	7,045	254,696

Totals	$532,887	$3,192	$10,662	$525,417

At March 31, 2018, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $185.4 million and an amortized cost of $179.0 million. Our holdings at March 31, 2018 also included special revenue bonds with an aggregate fair value of $86.1 million and an amortized cost of $82.3 million. With respect to both categories of those bonds at March 31, 2018, we held no securities of any issuer that comprised more than 10% of our holdings of either bond category. Education bonds and water and sewer utility bonds represented 52% and 24%, respectively, of our total investments in special revenue bonds based on the carrying values of these investments at March 31, 2018. Many of the issuers of the special revenue bonds we held at March 31, 2018 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held at March 31, 2018 were similar to general obligation bonds.

The amortized cost and estimated fair values of our fixed maturities at December 31, 2017 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$71,736	$804	$547	$71,993
Obligations of states and political subdivisions	137,581	11,162	112	148,631
Corporate securities	108,025	2,860	731	110,154
Mortgage-backed securities	49,313	516	157	49,672

Totals	$366,655	$15,342	$1,547	$380,450

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$44,759	$20	$730	$44,049
Obligations of states and political subdivisions	128,478	3,942	303	132,117
Corporate securities	105,254	1,011	526	105,739
Mortgage-backed securities	259,923	445	3,327	257,041

Totals	$538,414	$5,418	$4,886	$538,946

At December 31, 2017, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $190.7 million and an amortized cost of $181.4 million. Our holdings at December 31, 2017 also included special revenue bonds with an aggregate fair value of $90.0 million and an amortized cost of $84.7 million. With respect to both categories of those bonds at December 31, 2017, we held no securities of any issuer that comprised more than 10% of that category. Education bonds and water and sewer utility bonds represented 53% and 26%, respectively, of our total investments in special revenue bonds based on their carrying values at December 31, 2017. Many of the issuers of the special revenue bonds we held at December 31, 2017 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held are similar to general obligation bonds.

We made reclassifications from available for sale to held to maturity of certain fixed maturities at fair value on November 30, 2013. We segregated within accumulated other comprehensive loss the net unrealized losses of $15.1 million arising prior to the November 30, 2013 reclassifications. We are amortizing this balance over the remaining life of the related securities as an adjustment to yield in a manner consistent with the accretion of discount on the same fixed maturities. We recorded amortization of $294,196 and $296,659 in other comprehensive (loss) income during the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018 and December 31, 2017, net unrealized losses of $9.5 million and $9.8 million, respectively, remained within accumulated other comprehensive loss.

We show below the amortized cost and estimated fair value of our fixed maturities at March 31, 2018 by contractual maturity. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity
Due in one year or less	$11,005	$11,019
Due after one year through five years	70,008	70,528
Due after five years through ten years	125,133	125,515
Due after ten years	124,504	129,213
Mortgage-backed securities	46,847	46,381

Total held to maturity	$377,497	$382,656

Available for sale
Due in one year or less	$73,401	$74,054
Due after one year through five years	83,226	82,662
Due after five years through ten years	96,893	95,888
Due after ten years	17,752	18,117
Mortgage-backed securities	261,615	254,696

Total available for sale	$532,887	$525,417

The cost and estimated fair values of our equity securities at March 31, 2018 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value
	(in thousands)
Equity securities	$45,803	$6,226	$999	$51,030

The cost and estimated fair values of our equity securities at December 31, 2017 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value
	(in thousands)
Equity securities	$44,219	$6,505	$279	$50,445

Gross realized gains and losses from investments before applicable income taxes for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Gross realized gains:
Fixed maturities	$—	$5
Equity securities	1,145	2,544

	1,145	2,549

Gross realized losses:
Fixed maturities	44	—
Equity securities	2,019	—

	2,063	—

Net realized (losses) gains	$(918)	$2,549

We recognized $1.0 million of gains and $2.0 million of losses on equity securities held at March 31, 2018 in net realized investment losses for the three months ended March 31, 2018.

We held fixed maturities with unrealized losses representing declines that we considered temporary at March 31, 2018 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$45,031	$829	$35,385	$1,613
Obligations of states and political subdivisions	32,405	536	13,908	507
Corporate securities	123,863	2,427	29,595	1,540
Mortgage-backed securities	154,392	2,938	126,911	4,677

Totals	$355,691	$6,730	$205,799	$8,337

We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at December 31, 2017 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$24,024	$287	$33,987	$990
Obligations of states and political subdivisions	10,223	120	14,127	295
Corporate securities	35,204	253	31,561	1,004
Mortgage-backed securities	100,534	817	124,062	2,667
Equity securities	4,292	279	—	—

Totals	$174,277	$1,756	$203,737	$4,956

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we measure investments at fair value and, beginning January 1, 2018, we recognize changes in fair value in our results of operations. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize the impairment loss in our results of operations.

If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred with respect to that security. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, issuer or geographic events that have negatively impacted the value of a security and rating agency downgrades. We held 464 debt securities that were in an unrealized loss position at March 31, 2018. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary.

We amortize premiums and discounts on debt securities over the life of the security as an adjustment to yield using the effective interest method. We compute realized investment gains and losses using the specific identification method.

We amortize premiums and discounts on mortgage-backed debt securities using anticipated prepayments.

Our investment in affiliate represents our 48.2% ownership interest in DFSC. We account for our investment in DFSC using the equity method of accounting. Under this method, we record our investment at cost, with adjustments for our share of DFSC’s earnings and losses as well as changes in the equity of DFSC due to unrealized gains and losses. We include our share of DFSC’s net income in our results of operations. We have compiled the following summary financial information for DFSC at March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017, respectively, from the financial statements of DFSC. The financial information of DFSC at March 31, 2018 and 2017 and for the three months then ended is unaudited.

	March 31, 2018	December 31, 2017
	(in thousands)
Balance sheets:
Total assets	$577,378	$567,935

Total liabilities	$496,926	$487,604
Stockholders’ equity	80,452	80,331

Total liabilities and stockholders’ equity	$577,378	$567,935

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Income statements:
Net income	$1,311	$483

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

Financial data by segment for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$82,226	$76,619
Personal lines	99,539	92,537

Premiums earned	181,765	169,156
Net investment income	6,378	5,755
Realized investment (losses) gains	(918)	2,549
Equity in earnings of DFSC	632	233
Other	1,471	1,278

Total revenues	$189,328	$178,971

(Loss) income before income tax (benefit) expense:
Underwriting (loss) income:
Commercial lines	$(20,210)	$334
Personal lines	(17,267)	(5,491)

SAP underwriting loss	(37,477)	(5,157)
GAAP adjustments	2,368	2,873

GAAP underwriting loss	(35,109)	(2,284)
Net investment income	6,378	5,755
Realized investment (losses) gains	(918)	2,549
Equity in earnings of DFSC	632	233
Other	482	472

(Loss) income before income tax (benefit) expense	$(28,535)	$6,725

7 - Borrowings

Lines of Credit

In July 2017, we renewed our existing credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a $60.0 million unsecured, revolving line of credit. The line of credit expires in July 2020. We have the right to request a one-year extension of the credit agreement as of each anniversary date of the credit agreement. At March 31, 2018, we had $24.0 million in outstanding borrowings from M&T and had the ability to borrow an additional $36.0 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus 2.25%. The interest rate on our outstanding borrowings from M&T is adjustable quarterly, and, at March 31, 2018, that interest rate was 4.13%. We pay a fee of 0.25% per annum on the loan commitment amount regardless of usage. The credit agreement requires our compliance with certain covenants. These covenants include minimum levels of our net worth, leverage ratio, statutory surplus and the A.M. Best ratings of our insurance subsidiaries. We were in compliance with all requirements of the credit agreement during the three months ended March 31, 2018.

MICO is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis. Through its membership, MICO has the ability to issue debt to the FHLB of Indianapolis in exchange for cash advances. MICO had no outstanding borrowings with the FHLB of Indianapolis at March 31, 2018. The table below presents the amount of FHLB of Indianapolis stock MICO purchased, collateral pledged and assets related to MICO’s membership in the FHLB of Indianapolis at March 31, 2018.

FHLB of Indianapolis stock purchased and owned	$267,700
Collateral pledged, at par (carrying value $2,737,857)	2,850,000
Borrowing capacity currently available	2,552,791

Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. Atlantic States had $35.0 million in outstanding advances at March 31, 2018. The interest rate on the advances was 2.32% at March 31, 2018. The table below presents the amount of FHLB of Pittsburgh stock Atlantic States purchased, collateral pledged and assets related to Atlantic States’ membership in the FHLB of Pittsburgh at March 31, 2018.

FHLB of Pittsburgh stock purchased and owned	$1,599,700
Collateral pledged, at par (carrying value $37,648,162)	38,335,300
Borrowing capacity currently available	1,016,647

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

We charged compensation expense related to our stock compensation plans against income before income taxes of $520,679 and $597,813 for the three months ended March 31, 2018 and 2017, respectively, with a corresponding income tax benefit of $109,343 and $209,235, respectively. At March 31, 2018, we had $2.4 million of unrecognized compensation expense related to nonvested share-based compensation granted under our stock compensation plans that we expect to recognize over a weighted average period of approximately 1.7 years.

We received cash from option exercises under all stock compensation plans during the three months ended March 31, 2018 and 2017 of $478,650 and $1.5 million, respectively. We realized actual tax benefits for the tax deductions related to those option exercises of $18,803 and $107,534 for the three months ended March 31, 2018 and 2017, respectively.

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

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. These pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates we obtain from the pricing services are representative of fair values based upon our investment personnel’s general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel regularly monitor the market, current trading ranges for similar securities and the pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, interest rates, security types and recent trading activity. Our investment personnel periodically review documentation with respect to the pricing services’ pricing methodology that they obtain to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At March 31, 2018, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at March 31, 2018, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

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

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at March 31, 2018:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$43,537	$—	$43,537	$—
Obligations of states and political subdivisions	118,883	—	118,883	—
Corporate securities	108,301	—	108,301	—
Mortgage-backed securities	254,696	—	254,696	—
Equity securities	37,167	37,167	—	—

Total investments in the fair value hierarchy	562,584	37,167	525,417	—

Investment measured at net asset value	13,863	—	—	—

Totals	$576,447	$37,167	$525,417	$—

We did not transfer any investments between Levels 1 and 2 during the three months ended March 31, 2018.

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at December 31, 2017:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$44,049	$—	$44,049	$—
Obligations of states and political subdivisions	132,117	—	132,117	—
Corporate securities	105,739	—	105,739	—
Mortgage-backed securities	257,041	—	257,041	—
Equity securities	36,736	36,736	—	—

Total investments in the fair value hierarchy	575,682	36,736	538,946	—

Investment measured at net asset value	13,709	—	—	—

Totals	$589,391	$36,736	$538,946	$—

10 -	Income Taxes

At March 31, 2018 and December 31, 2017, respectively, we had no material unrecognized tax benefits or accrued interest and penalties. Tax years 2014 through 2017 remained open for examination at March 31, 2018. We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of our tax assets. We established a valuation allowance of $264,467 related to a portion of the net operating loss carryforward of Le Mars at January 1, 2004 and a valuation allowance of $77.1 million for the net state operating loss carryforward of DGI. We have determined that we are not required to establish a valuation allowance for our other deferred tax assets of $26.6 million and $23.1 million at March 31, 2018 and December 31, 2017, respectively, because it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income and the implementation of tax planning strategies.

Our deferred tax assets include a net operating loss carryforward of $1.6 million related to Le Mars, which will begin to expire in 2020 if not previously utilized. This carryforward is subject to an annual limitation in the amount that we can use in any one year of approximately $376,000.

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

We summarize activity in our insurance subsidiaries’ liability for losses and loss expenses as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Balance at January 1	$676,672	$606,665
Less reinsurance recoverable	(293,271)	(259,147)

Net balance at January 1	383,401	347,518

Incurred related to:
Current year	129,842	111,872
Prior years	26,741	2,561

Total incurred	156,583	114,433

Paid related to:
Current year	54,583	45,401
Prior years	67,117	60,759

Total paid	121,700	106,160

Net balance at end of period	418,284	355,791
Plus reinsurance recoverable	309,279	265,058

Balance at end of period	$727,563	$620,849

Our insurance subsidiaries recognized an increase in their liability for losses and loss expenses of prior years of $26.7 million and $2.6 million for the three months ended March 31, 2018 and 2017, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy or claims management personnel, and our insurance subsidiaries have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those periods. During the first quarter of 2018, our insurance subsidiaries received new information on previously-reported commercial automobile and personal automobile claims that led our insurance subsidiaries to conclude that their prior actuarial assumptions did not fully anticipate recent changes in severity and reporting trends. Our insurance subsidiaries have encountered increasing difficulties in projecting the ultimate severity of automobile losses over recent accident years, which our insurance subsidiaries attribute to worsening litigation trends and an increased delay in the reporting to our insurance subsidiaries of information with respect to the severity of claims. As a result, our insurance subsidiaries’ actuaries increased their projections of the ultimate cost of our insurance subsidiaries’ prior-year commercial automobile and personal automobile losses, and our insurance subsidiaries added $7.4 million to their reserves for personal automobile and $18.8 million to their reserves for commercial automobile for accident years prior to 2018. Modest adverse development related to higher-than-expected severity in the homeowners and commercial multi-peril lines of business was offset by lower-than-expected severity in the workers’ compensation line of business in accident years prior to 2018. The 2018 development represented 7.0% of the December 31, 2017 net carried reserves. The majority of the 2018 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States and Southern. The 2017 development represented 0.7% of the December 31, 2016 net carried reserves and resulted primarily from higher-than-expected severity in the commercial multi-peril and commercial automobile liability lines of business, offset by lower-than-expected severity in the workers’ compensation line of business, in accident years prior to 2017. The majority of the 2017 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States and Peninsula.

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

Our insurance subsidiaries determine incurred but not reported (“IBNR”) reserves by subtracting the cumulative loss and loss expense amounts our insurance subsidiaries have paid and the case reserves our insurance subsidiaries have established at the balance sheet date from their actuaries’ estimate of the ultimate cost of losses and loss expenses. Accordingly, the IBNR reserves of our insurance subsidiaries include their actuaries’ projections of the cost of unreported claims as well as their actuaries’ projected development of case reserves on known claims and reopened claims. Our insurance subsidiaries’ methodology for estimating IBNR reserves has been in place for many years, and, other than the reserve strengthening actions we describe above, their actuaries made no significant changes to that methodology during the three months ended March 31, 2018.

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

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. While this guidance will replace most existing GAAP revenue recognition guidance, the scope of the guidance excludes insurance contracts. The new standard was effective on January 1, 2018. The standard permits the use of either the retrospective or the cumulative effect transition method. Because the accounting for insurance contracts is outside of the scope of the standard, the adoption of this guidance did not have a significant impact on our financial position, results of operations or cash flows.

In January 2016, the FASB issued guidance that generally requires entities to measure equity investments at fair value and recognize changes in fair value in their results of operations. This guidance also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring entities to perform a qualitative assessment to identify impairment. The FASB issued other disclosure and presentation improvements related to financial instruments within the guidance. The guidance was effective for annual and interim reporting periods beginning after December 15, 2017. As a result of the adoption of this guidance on January 1, 2018, we transferred $6.2 million of net unrealized gains from accumulated other comprehensive income (“AOCI”) to retained earnings. We recognized $1.0 million of gains and $2.0 million of losses on equity securities held at March 31, 2018 in net realized investment losses for the three months ended March 31, 2018.

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

In February 2018, the FASB issued updated guidance that allows entities to reclassify the stranded tax effects in AOCI resulting from the Tax Cuts and Jobs Act of 2017 (the “TCJA”) from AOCI to retained earnings. Current guidance requires entities to report the effect of a change in tax laws or tax rates on deferred tax balances in income from continuing operations in the accounting period that includes the period of enactment, even if the entities originally charged or credited related income tax effects directly to AOCI. If an entity elects to reclassify the stranded tax effects, the guidance requires the reclassification to include the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, related to items in AOCI at the date of the enactment of TCJA. The guidance is effective for annual and interim reporting periods beginning after December 15, 2018 and permits early adoption. We adopted this guidance effective on the December 22, 2017 date of the enactment of the TCJA. The adoption of this guidance did not have a significant impact on our financial position, results of operations or cash flows.

13 -	Subsequent Event

On April 3, 2018, we announced plans to consolidate the branch office operations of Peninsula into our home office operations effective July 2, 2018 to achieve economies of scale and enhance service levels for policyholders of Peninsula.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We recommend that you read the following information in conjunction with the historical financial information and the footnotes to that financial information we include in this Quarterly Report on Form 10-Q. We also recommend you read Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced a decrease in claims frequency on workers’ compensation claims during the past several years while the severity of these claims has gradually increased. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on workers’ compensation claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at March 31, 2018. For every 1% change in our insurance subsidiaries’ estimate for loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $4.2 million.

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

Our insurance subsidiaries’ unpaid liability for losses and loss expenses by major line of business at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Commercial lines:
Automobile	$92,723	$74,299
Workers’ compensation	105,024	103,318
Commercial multi-peril	77,581	71,011
Other	4,077	4,119

Total commercial lines	279,405	252,747

Personal lines:
Automobile	118,128	110,512
Homeowners	17,473	18,508
Other	3,278	1,634

Total personal lines	138,879	130,654

Total commercial and personal lines	418,284	383,401
Plus reinsurance recoverable	309,279	293,271

Total liability for unpaid losses and loss expenses	$727,563	$676,672

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

Percentage Change in Loss and Loss Expense Reserves Net of Reinsurance	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at March 31, 2018	Percentage Change in Stockholders’ Equity at March 31, 2018(1)	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2017	Percentage Change in Stockholders’ Equity at December 31, 2017(1)
(dollars in thousands)
(10.0)%	$376,456	7.8%	$345,061	6.8%
(7.5)	386,913	5.8	354,646	5.1
(5.0)	397,370	3.9	364,231	3.4
(2.5)	407,827	1.9	373,816	1.7
Base	418,284	—	383,401	—
2.5	428,741	(1.9)	392,986	(1.7)
5.0	439,198	(3.9)	402,571	(3.4)
7.5	449,655	(5.8)	412,156	(5.1)
10.0	460,112	(7.8)	421,741	(6.8)

(1)	Net of income tax effect.

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

The following table provides a reconciliation of our net premiums earned to our net premiums written for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Net premiums earned	$181,765	$169,156
Change in net unearned premiums	13,491	15,345

Net premiums written	$195,256	$184,501

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

Combined Ratios

The following table presents comparative details with respect to our GAAP and statutory combined ratios for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
GAAP Combined Ratios (Total Lines)
Loss ratio (non-weather)	78.6%	59.3%
Loss ratio (weather-related)	7.5	8.4
Expense ratio	32.5	33.2
Dividend ratio	0.7	0.5

Combined ratio	119.3%	101.4%

Statutory Combined Ratios
Commercial lines:
Automobile	171.6%	107.0%
Workers’ compensation	83.4	80.8
Commercial multi-peril	117.0	105.9
Total commercial lines	119.8	94.4
Personal lines:
Automobile	118.0	104.7
Homeowners	111.9	106.1
Total personal lines	116.1	104.0
Total commercial and personal lines	117.6	99.6

Investments

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we measure investments at fair value and, beginning January 1, 2018, we recognize changes in fair value in our results of operations. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize the impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect on the debt security. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, company or geographic events that have negatively impacted the value of a security or rating agency downgrades. We held 464 debt securities that were in an unrealized loss position at March 31, 2018. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary. We did not recognize any impairment losses in our results of operations for the three months ended March 31, 2018 or 2017.

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount we could realize if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates we obtain from the pricing services are representative of fair values based upon the general market knowledge of our investment personnel, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security types and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At March 31, 2018, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at March 31, 2018, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

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

Results of Operations - Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the first quarter of 2018 were $181.8 million, an increase of $12.6 million, or 7.5%, compared to $169.2 million for the first quarter of 2017, reflecting increases in net premiums written during 2018 and 2017.

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the three months ended March 31, 2018 were $195.3 million, an increase of $10.8 million, or 5.8%, from the $184.5 million of net premiums written for the first quarter of 2017. We attribute the increase primarily to the impact of premium rate increases and an increase in the writing of new accounts in commercial lines of business. Personal lines net premiums written increased $4.7 million, or 5.1%, for the first quarter of 2018 compared to the first quarter of 2017. We attribute the increase in personal lines primarily to premium rate increases our insurance subsidiaries implemented throughout 2017 and 2018. Commercial lines net premiums written increased $6.1 million, or 6.6%, for the first quarter of 2018 compared to the first quarter of 2017. We attribute the increase in commercial lines primarily to premium rate increases throughout 2017 and 2018 and increased writings of new commercial accounts.

Investment Income. Our net investment income increased to $6.4 million for the first quarter of 2018, compared to $5.8 million for the first quarter of 2017. We attribute the increase primarily to an increase in average invested assets.

Net Realized Investment (Losses) Gains. Net realized investment losses for the first quarter of 2018 were $918,339, compared to net realized investment gains of $2.5 million for the first quarter of 2017. The net realized investment losses for the first quarter of 2018 resulted primarily from new accounting guidance we adopted during the first quarter of 2018 that requires us to measure equity investments at fair value and recognize changes in fair value in our results of operations. The net realized investment gains for the first quarter of 2017 resulted primarily from strategic sales of equity securities within our investment portfolio and unrealized gains within a limited partnership that invests in equity securities. We did not recognize any impairment losses in our investment portfolio during the first quarters of 2018 or 2017.

Equity in Earnings of DFSC. Our equity in the earnings of DFSC was $632,114 for the first quarter of 2018, compared to $232,950 for the first quarter of 2017. We attribute the increase in DFSC’s earnings primarily to higher net interest income related to loan portfolio growth that DFSC achieved during 2017.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, for the first quarter of 2018 was 86.1%, an increase from our insurance subsidiaries’ loss ratio of 67.7% for the first quarter of 2017. On a statutory basis, our insurance subsidiaries’ commercial lines loss ratio was 89.1% for the first quarter of 2018, compared to 63.4% for the first quarter of 2017, primarily due to increases in the commercial automobile loss ratio. The personal lines statutory loss ratio of our insurance subsidiaries increased to 84.4% for the first quarter of 2018, compared to 71.6% for the first quarter of 2017. We attribute this increase primarily to an increase in the personal automobile loss ratio. In the first quarter of 2018, our insurance subsidiaries added $7.4 million to their loss reserves for personal automobile and $18.8 million to their loss reserves for commercial automobile for accident years prior to 2018 based on new information they received during the first quarter of 2018. Our insurance subsidiaries experienced unfavorable loss reserve development of approximately $2.6 million during the first quarter of 2017.

Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 32.5% for the first quarter of 2018, compared to 33.2% for the first quarter of 2017. We attribute the decrease to lower underwriting-based incentives for the first quarter of 2018 compared to the first quarter of 2017.

Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were 119.3% and 101.4% for the three months ended March 31, 2018 and 2017, respectively. We attribute the increase in the combined ratio to an increase in the loss ratio for the first quarter of 2018 compared to the first quarter of 2017.

Interest Expense. Our interest expense for the first quarter of 2018 was $464,148, compared to $363,675 for the first quarter of 2017. We attribute the increase to higher interest rates in effect during the first quarter of 2018 compared to the first quarter of 2017.

Income Taxes. We recorded an income tax benefit of $10.4 million for the first quarter of 2018 based upon our loss before income tax and tax-exempt interest income for the first quarter of 2018. We recorded income tax expense of $1.6 million for the first quarter of 2017, representing an effective tax rate of 24.1%. The income tax (benefit) expense and effective tax rate in both periods represented estimates based on our projected annual taxable income.

Net (Loss) Income and (Loss) Earnings Per Share. Our net loss for the first quarter of 2018 was $18.2 million, or $.66 per share of Class A common stock and $.60 per share of Class B common stock, compared to net income of $5.1 million, or $.18 per share of Class A common stock on a diluted basis and $.17 per share of Class B common stock, for the first quarter of 2017. We had 22.6 million and 21.6 million Class A shares outstanding at March 31, 2018 and 2017, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as such obligations and needs arise. Our major sources of funds from operations are the net cash flows we generate from our insurance subsidiaries’ underwriting results, investment income and investment maturities.

Our operations have historically generated sufficient net positive cash flow to fund our commitments and add to our investment portfolio, thereby increasing future investment returns and enhancing our liquidity. The impact of the pooling agreement between Donegal Mutual and Atlantic States has historically been cash-flow positive because of the consistent underwriting profitability of the pool. Donegal Mutual and Atlantic States settle their respective obligations to each other under the pool monthly, thereby resulting in cash flows substantially similar to the cash flows that would result from each company writing the business directly. We have not experienced any unusual variations in the timing of claim payments associated with the loss reserves of our insurance subsidiaries. We maintain significant liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective, thereby providing an additional measure of liquidity to meet our obligations should an unexpected variation occur in the future. Our operating activities provided net cash flows in the first three months of 2018 and 2017 of $11.6 million and $20.4 million, respectively.

At March 31, 2018, we had $24.0 million in outstanding borrowings under our line of credit with M&T and had the ability to borrow an additional $36.0 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus 2.25%. The interest rate on these borrowings was 4.13% at March 31, 2018. At March 31, 2018, Atlantic States had $35.0 million in outstanding advances with the FHLB of Pittsburgh. The interest rate on these advances was 2.32% at March 31, 2018.

The following table shows our expected payments for significant contractual obligations at March 31, 2018:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Net liability for unpaid losses and loss expenses of our insurance subsidiaries	$418,284	$190,561	$198,017	$14,644	$15,062
Subordinated debentures	5,000	—	—	—	5,000
Borrowings under lines of credit	59,000	35,000	24,000	—	—

Total contractual obligations	$482,284	$225,561	$222,017	$14,644	$20,062

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

We discuss in Note 7 – Borrowings our estimate of the timing of the amounts payable for the borrowings under our lines of credit based on their contractual maturities. The borrowings under our lines of credit carry interest rates that vary as we discuss in Note 7 – Borrowings. Based upon the interest rates in effect at March 31, 2018, our annual interest cost associated with the borrowings under our lines of credit is approximately $2.0 million. For every 1% change in the interest rate associated with the borrowings under our lines of credit, the effect on our annual interest cost would be approximately $590,000.

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

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to applicable rules of the SEC and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the three months ended March 31, 2018 and 2017 . We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through March 31, 2018.

On April 19, 2018, our board of directors declared quarterly cash dividends of 14.25 cents per share of our Class A common stock and 12.50 cents per share of our Class B common stock, payable on May 15, 2018 to our stockholders of record as of the close of business on May 1, 2018. We are not subject to any restrictions on our payment of dividends to our stockholders, although there are state law restrictions on the payment of dividends by our insurance subsidiaries to us. Dividends from our insurance subsidiaries are our principal source of cash for payment of dividends to our stockholders. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk based capital (“RBC”) requirements that limit their ability to pay dividends to us. Our insurance subsidiaries’ statutory capital and surplus at December 31, 2017 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin. Our insurance subsidiaries paid $2.0 million in dividends to us during the first three months of 2018. Amounts remaining available for distribution to us as dividends from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities in 2018 are $20.3 million from Atlantic States, $5.5 million from Southern, $2.3 million from Le Mars, $1.6 million from Peninsula, $0 from Sheboygan and $5.3 million from MICO, or a total of approximately $35.0 million.

At March 31, 2018, we had no material commitments for capital expenditures.

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

There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2017 through March 31, 2018.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at March 31, 2018, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information we are required to disclose in the reports that we file or submit under the Exchange Act, and our disclosure controls and procedures were also effective to ensure that information we disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Our business, results of operations and financial condition, and, therefore, the value of our Class A common stock and our Class B common stock, are subject to a number of risks. For a description of certain risks, we refer to “Risk Factors” in our 2017 Annual Report on Form 10-K that we filed with the SEC on March 9, 2018. There have been no material changes in the risk factors we disclosed in that Form 10-K Report during the three months ended March 31, 2018.

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

DONEGAL GROUP INC.

May 7, 2018	By:	/s/ Kevin G. Burke
Kevin G. Burke, President and Chief Executive Officer

May 7, 2018	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Executive Vice President
and Chief Financial Officer