Form 10-Q
period 2018-06-30
DONEGAL GROUP INC
filed 2018-08-08
CIK 800457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,715,297 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on July 31, 2018.

DONEGAL GROUP INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Donegal Group Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost	$385,822,214	$366,655,077
Available for sale, at fair value	519,978,816	538,946,050
Equity securities, at fair value	53,602,292	50,445,243
Investment in affiliate	39,451,155	38,773,420
Short-term investments, at cost, which approximates fair value	11,786,690	11,049,915

Total investments	1,010,641,167	1,005,869,705
Cash	53,652,098	37,833,435
Accrued investment income	6,786,068	6,553,121
Premiums receivable	169,220,824	160,406,432
Reinsurance receivable	311,644,891	298,342,563
Deferred policy acquisition costs	64,609,371	60,289,860
Deferred tax asset, net	9,511,006	7,128,843
Prepaid reinsurance premiums	143,726,591	135,032,641
Property and equipment, net	7,124,373	7,280,415
Accounts receivable - securities	1,009,002	180,525
Federal income taxes receivable	19,621,927	10,935,105
Goodwill	5,625,354	5,625,354
Other intangible assets	958,010	958,010
Other	1,208,290	1,483,769

Total assets	$1,805,338,972	$1,737,919,778

Liabilities and Stockholders’ Equity
Liabilities
Unpaid losses and loss expenses	$747,630,145	$676,671,727
Unearned premiums	535,877,264	503,456,541
Accrued expenses	24,120,390	28,033,776
Reinsurance balances payable	6,389,945	4,116,159
Borrowings under lines of credit	60,000,000	59,000,000
Cash dividends declared to stockholders	—	3,841,820
Subordinated debentures	5,000,000	5,000,000
Accounts payable - securities	1,514,083	—
Due to affiliate	3,488,051	7,314,368
Other	1,649,055	1,789,283

Total liabilities	1,385,668,933	1,289,223,674

Stockholders’ Equity
Preferred stock, $.01 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 40,000,000 shares, issued 25,689,249 and 25,564,481 shares and outstanding 22,686,661 and 22,561,893 shares	256,893	255,645
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	258,665,915	255,401,558
Accumulated other comprehensive loss	(16,666,961)	(2,684,275)
Retained earnings	218,584,057	236,893,041
Treasury stock, at cost	(41,226,357)	(41,226,357)

Total stockholders’ equity	419,670,039	448,696,104

Total liabilities and stockholders’ equity	$1,805,338,972	$1,737,919,778

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,
	2018	2017
Revenues:
Net premiums earned	$185,714,110	$175,014,872
Investment income, net of investment expenses	6,342,152	5,649,870
Net realized investment gains (includes $12,247 and $1,097,306 accumulated other comprehensive income reclassifications)	1,517,310	1,097,306
Lease income	122,403	127,924
Installment payment fees	1,306,197	1,304,129
Equity in earnings of Donegal Financial Services Corporation	787,856	386,615

Total revenues	195,790,028	183,580,716

Expenses:
Net losses and loss expenses	135,753,645	128,005,914
Amortization of deferred policy acquisition costs	30,579,000	28,700,000
Other underwriting expenses	28,492,434	28,259,223
Policyholder dividends	1,213,588	1,212,292
Interest	566,284	382,958
Other expenses	518,123	416,798

Total expenses	197,123,074	186,977,185

Loss before income tax benefit	(1,333,046)	(3,396,469)
Income tax benefit (includes $2,572 and $384,057 income tax expense from reclassification items)	(543,191)	(1,077,821)

Net loss	$(789,855)	$(2,318,648)

Loss per common share:
Class A common stock - basic	$(0.03)	$(0.09)

Class A common stock - diluted	$(0.03)	$(0.08)

Class B common stock - basic and diluted	$(0.03)	$(0.08)

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,
	2018	2017
Net loss	$(789,855)	$(2,318,648)
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on securities:
Unrealized holding (loss) gain during the period, net of income tax (benefit) expense of ($651,633) and $575,754	(2,451,371)	1,069,259
Reclassification adjustment for gains included in net loss, net of income tax expense of $2,572 and $384,057	(9,675)	(713,249)

Other comprehensive (loss) income	(2,461,046)	356,010

Comprehensive loss	$(3,250,901)	$(1,962,638)

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Revenues:
Net premiums earned	$367,478,690	$344,171,019
Investment income, net of investment expenses	12,720,521	11,405,269
Net realized investment gains (includes ($32,316) and $3,646,281 accumulated other comprehensive income reclassifications)	598,971	3,646,281
Lease income	245,996	269,774
Installment payment fees	2,654,158	2,439,771
Equity in earnings of Donegal Financial Services Corporation	1,419,970	619,565

Total revenues	385,118,306	362,551,679

Expenses:
Net losses and loss expenses	292,336,913	242,439,372
Amortization of deferred policy acquisition costs	60,244,000	56,383,000
Other underwriting expenses	57,815,072	56,748,504
Policyholder dividends	2,515,771	2,046,557
Interest	1,030,432	746,633
Other expenses	1,044,335	859,253

Total expenses	414,986,523	359,223,319

(Loss) income before income tax (benefit) expense	(29,868,217)	3,328,360
Income tax (benefit) expense (includes ($6,786) and $1,276,198 income tax (benefit) expense from reclassification items)	(10,900,284)	542,190

Net (loss) income	$(18,967,933)	$2,786,170

(Loss) earnings per common share:
Class A common stock - basic	$(0.68)	$0.11

Class A common stock - diluted	$(0.68)	$0.10

Class B common stock - basic and diluted	$(0.63)	$0.09

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Net (loss) income	$(18,967,933)	$2,786,170
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on securities:
Unrealized holding (loss) gain during the period, net of income tax (benefit) expense of ($2,416,212) and $1,654,622	(9,089,561)	3,072,872
Reclassification adjustment for losses (gains) included in net (loss) income, net of income tax (benefit) expense of ($6,786) and $1,276,198	25,530	(2,370,083)

Other comprehensive (loss) income	(9,064,031)	702,789

Comprehensive (loss) income	$(28,031,964)	$3,488,959

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(Unaudited)

Six Months Ended June 30, 2018

	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2017	25,564,481	5,649,240	$255,645	$56,492	$255,401,558	$(2,684,275)	$236,893,041	$(41,226,357)	$448,696,104
Issuance of common stock	92,592	—	926	—	1,382,457	—	—	—	1,383,383
Share-based compensation	32,176	—	322	—	1,560,800	—	—	—	1,561,122
Net loss	—	—	—	—	—	—	(18,967,933)	—	(18,967,933)
Cash dividends declared	—	—	—	—	—	—	(3,938,606)	—	(3,938,606)
Grant of stock options	—	—	—	—	321,100	—	(321,100)	—	—
Reclassification of equity unrealized gains	—	—	—	—		(4,918,655)	4,918,655	—	—
Other comprehensive loss	—	—	—	—	—	(9,064,031)	—	—	(9,064,031)

Balance, June 30, 2018	25,689,249	5,649,240	$256,893	$56,492	$258,665,915	$(16,666,961)	$218,584,057	$(41,226,357)	$419,670,039

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net (loss) income	$(18,967,933)	$2,786,170

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	3,093,372	3,399,601
Net realized investment gains	(598,971)	(3,646,281)
Equity in earnings of Donegal Financial Services Corporation	(1,419,970)	(619,565)
Changes in assets and liabilities:
Losses and loss expenses	70,958,418	36,581,540
Unearned premiums	32,420,723	43,782,809
Premiums receivable	(8,814,392)	(11,588,811)
Deferred acquisition costs	(4,319,511)	(4,769,882)
Deferred income taxes	27,263	(481,330)
Reinsurance receivable	(13,302,328)	(14,146,449)
Prepaid reinsurance premiums	(8,693,950)	(12,681,228)
Accrued investment income	(232,947)	81,101
Due to affiliate	(3,826,317)	11,781,859
Reinsurance balances payable	2,273,786	1,917,069
Current income taxes	(8,686,822)	(2,038,231)
Accrued expenses	(3,913,386)	(5,810,390)
Other, net	135,249	(141,602)

Net adjustments	55,100,217	41,620,210

Net cash provided by operating activities	36,132,284	44,406,380

Cash Flows from Investing Activities:
Purchases of fixed maturities, held to maturity	(26,231,784)	(30,889,730)
Purchases of fixed maturities, available for sale	(49,700,116)	(42,607,193)
Purchases of equity securities, available for sale	(4,344,974)	(6,888,091)
Maturity of fixed maturities:
Held to maturity	7,143,696	10,695,775
Available for sale	56,797,178	42,557,614
Sales of fixed maturities, available for sale	208,817	3,373,785
Sales of equity securities, available for sale	1,819,212	10,782,859
Net purchases of property and equipment	(107,440)	(302,622)
Net purchases of short-term investments	(736,775)	(22,781,308)

Net cash used in investing activities	(15,152,186)	(36,058,911)

Cash Flows from Financing Activities:
Cash dividends paid	(7,780,426)	(7,351,660)
Issuance of common stock	1,618,991	3,257,905
Borrowings under line of credit	1,000,000	—

Net cash used in financing activities	(5,161,435)	(4,093,755)

Net increase in cash	15,818,663	4,253,714
Cash at beginning of period	37,833,435	24,587,214

Cash at end of period	$53,652,098	$28,840,928

Cash paid during period - Interest	$557,521	$616,562
Net cash paid during period - Taxes	$—	$3,050,000

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

At June 30, 2018, Donegal Mutual held approximately 43% of our outstanding Class A common stock and approximately 84% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 72% of the total voting power of our common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to a pooling agreement and other intercompany agreements and transactions. While each company maintains its separate corporate existence, Donegal Mutual and our insurance subsidiaries conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

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

Donegal Mutual completed the merger of Mountain States Mutual Casualty Company (“Mountain States”) with and into Donegal Mutual effective May 25, 2017. Donegal Mutual was the surviving company in the merger, and Mountain States’ insurance subsidiaries, Mountain States Indemnity Company and Mountain States Commercial Insurance Company, became insurance subsidiaries of Donegal Mutual upon completion of the merger. Upon completion of the merger, Donegal Mutual assumed all of the policy obligations of Mountain States and began to market its products together with those of its insurance subsidiaries as the Mountain States Insurance Group in four Southwestern states. For an indefinite period of time, Donegal Mutual will exclude the business of the Mountain States Insurance Group from the pooling agreement with Atlantic States. As a result, our consolidated financial results exclude the results of Donegal Mutual’s operations in those Southwestern states.

On April 3, 2018, we announced plans to consolidate the branch office operations of Peninsula into our home office operations effective July 2, 2018 to achieve economies of scale and enhance service levels for policyholders of Peninsula. We recorded a restructuring charge for employee termination costs associated with the Peninsula consolidation of approximately $1.9 million.

On June 11, 2018, we and Donegal Mutual entered into an agreement to sell DFSC and UCB to Northwest Bancshares, Inc. (“Northwest”) for approximately $85.0 million in a combination of cash and Northwest common stock. Immediately prior to the closing of the merger, DFSC will pay a dividend of approximately $30.0 million to us and Donegal Mutual. As the owner of 48.2% of DFSC’s common stock, we will receive a dividend payment from DFSC of approximately $14.5 million and consideration from Northwest that will range in value from $38.9 million to $43.0 million. Subject to receipt of various regulatory approvals and satisfaction of other customary closing conditions, we anticipate that the merger will close during the first quarter of 2019.

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the Securities and Exchange Commission (“SEC”) and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the six months ended June 30, 2018 or 2017. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through June 30, 2018.

2 - Basis of Presentation

Our financial information for the interim periods included in this Form 10-Q Report is unaudited; however, our financial information we include in this Form 10-Q Report reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of our management, are necessary for a fair presentation of our financial position, results of operations and cash flows for those interim periods. Our results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results of operations we expect for the year ending December 31, 2018.

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

	Three Months Ended June 30,
	2018		2017
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic loss per share:
Numerator:
Allocation of net loss	$(625)	$(165)	$(1,858)	$(461)

Denominator:
Weighted-average shares outstanding	22,686	5,577	21,705	5,577

Basic loss per share	$(0.03)	$(0.03)	$(0.09)	$(0.08)

Diluted loss per share:
Numerator:
Allocation of net loss	$(625)	$(165)	$(1,858)	$(461)

Denominator:
Number of shares used in basic computation	22,686	5,577	21,705	5,577
Weighted-average shares effect of dilutive securities:
Director and employee stock options	—	—	792	—

Number of shares used in diluted computation	22,686	5,577	22,497	5,577

Diluted loss per share	$(0.03)	$(0.03)	$(0.08)	$(0.08)

	Six Months Ended June 30,
	2018		2017
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic (loss) earnings per share:
Numerator:
Allocation of net (loss) income	$(15,476)	$(3,492)	$2,282	$504

Denominator:
Weighted-average shares outstanding	22,651	5,577	21,625	5,577

Basic (loss) earnings per share	$(0.68)	$(0.63)	$0.11	$0.09

Diluted (loss) earnings per share:
Numerator:
Allocation of net (loss) income	$(15,476)	$(3,492)	$2,282	$504

Denominator:
Number of shares used in basic computation	22,651	5,577	21,625	5,577
Weighted-average shares effect of dilutive securities:
Director and employee stock options	—	—	937	—

Number of shares used in diluted computation	22,651	5,577	22,562	5,577

Diluted (loss) earnings per share	$(0.68)	$(0.63)	$0.10	$0.09

We did not include any effect of dilutive securities in the computation of diluted earnings per share for the three and six months ended June 30, 2018 because we sustained net losses for these periods.

We did not include outstanding options to purchase 1,388,400 shares of Class A common stock in our computation of diluted earnings per share for the three and six months ended June 30, 2017 because the exercise price of the options exceeded the average market price of our Class A common stock during the applicable periods.

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

Effective March 1, 2018, Donegal Mutual and certain of our insurance subsidiaries modified their third-party reinsurance coverage related to umbrella liability policies to increase the maximum loss retention of Donegal Mutual and our insurance subsidiaries from $250,000 to $1.0 million. Donegal Mutual and certain of our insurance subsidiaries also made various adjustments to the terms of their intercompany catastrophe reinsurance agreements effective January 1, 2018. We have made no other significant changes to our third-party reinsurance or the reinsurance agreements between our insurance subsidiaries and Donegal Mutual during the six months ended June 30, 2018.

5 - Investments

The amortized cost and estimated fair values of our fixed maturities at June 30, 2018 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$72,936	$40	$1,529	$71,447
Obligations of states and political subdivisions	149,759	8,092	795	157,056
Corporate securities	118,611	360	3,746	115,225
Mortgage-backed securities	44,516	51	762	43,805

Totals	$385,822	$8,543	$6,832	$387,533

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$44,748	$6	$1,394	$43,360
Obligations of states and political subdivisions	96,256	2,274	596	97,934
Corporate securities	121,776	165	2,916	119,025
Mortgage-backed securities	267,944	82	8,366	259,660

Totals	$530,724	$2,527	$13,272	$519,979

At June 30, 2018, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $172.2 million and an amortized cost of $166.5 million. Our holdings at June 30, 2018 also included special revenue bonds with an aggregate fair value of $82.8 million and an amortized cost of $79.5 million. With respect to both categories of those bonds at June 30, 2018, we held no securities of any issuer that comprised more than 10% of our holdings of either bond category. Education bonds and water and sewer utility bonds represented 53% and 27%, respectively, of our total investments in special revenue bonds based on the carrying values of these investments at June 30, 2018. Many of the issuers of the special revenue bonds we held at June 30, 2018 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held at June 30, 2018 are similar to general obligation bonds.

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

We made reclassifications from available for sale to held to maturity of certain fixed maturities at fair value on November 30, 2013. We segregated within accumulated other comprehensive loss the net unrealized losses of $15.1 million arising prior to the November 30, 2013 reclassifications. We are amortizing this balance over the remaining life of the related securities as an adjustment to yield in a manner consistent with the accretion of discount on the same fixed maturities. We recorded amortization of $575,107 and $604,812 in other comprehensive (loss) income during the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018 and December 31, 2017, net unrealized losses of $9.3 million and $9.8 million, respectively, remained within accumulated other comprehensive loss.

We show below the amortized cost and estimated fair value of our fixed maturities at June 30, 2018 by contractual maturity. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity
Due in one year or less	$8,764	$8,755
Due after one year through five years	70,693	70,905
Due after five years through ten years	129,890	129,018
Due after ten years	131,959	135,050
Mortgage-backed securities	44,516	43,805

Total held to maturity	$385,822	$387,533

Available for sale
Due in one year or less	$52,789	$53,178
Due after one year through five years	86,597	85,532
Due after five years through ten years	105,649	103,585
Due after ten years	17,745	18,024
Mortgage-backed securities	267,944	259,660

Total available for sale	$530,724	$519,979

The cost and estimated fair values of our equity securities at June 30, 2018 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value
	(in thousands)
Equity securities	$48,013	$7,107	$1,518	$53,602

The cost and estimated fair values of our equity securities at December 31, 2017 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value
	(in thousands)
Equity securities	$44,219	$6,505	$279	$50,445

Gross realized gains and losses from investments before applicable income taxes for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Gross realized gains:
Fixed maturities	$12	$45	$12	$50
Equity securities	2,125	1,085	3,270	3,629

	2,137	1,130	3,282	3,679

Gross realized losses:
Fixed maturities	1	30	45	30
Equity securities	619	3	2,638	3

	620	33	2,683	33

Net realized gains	$1,517	$1,097	$599	$3,646

We recognized $2.1 million of gains and $2.6 million of losses on equity securities held at June 30, 2018 in net realized investment gains for the six months ended June 30, 2018.

We held fixed maturities with unrealized losses representing declines that we considered temporary at June 30, 2018 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$65,937	$1,040	$37,132	$1,883
Obligations of states and political subdivisions	39,855	739	15,042	652
Corporate securities	166,767	4,644	31,547	2,018
Mortgage-backed securities	157,372	3,607	130,521	5,521

Totals	$429,931	$10,030	$214,242	$10,074

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

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we measure investments at fair value and, beginning January 1, 2018, we recognize changes in fair value in our results of operations. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize the impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred with respect to that security. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, issuer or geographic events that have negatively impacted the value of a security and rating agency downgrades. We held 523 debt securities that were in an unrealized loss position at June 30, 2018. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary.

We amortize premiums and discounts on debt securities over the life of the security as an adjustment to yield using the effective interest method. We compute realized investment gains and losses using the specific identification method.

We amortize premiums and discounts on mortgage-backed debt securities using anticipated prepayments.

Our investment in affiliate represents our 48.2% ownership interest in DFSC. We account for our investment in DFSC using the equity method of accounting. Under this method, we record our investment at cost, with adjustments for our share of DFSC’s earnings and losses as well as changes in the equity of DFSC due to unrealized gains and losses. We include our share of DFSC’s net income in our results of operations. We have compiled the following summary financial information for DFSC at June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017, respectively, from the financial statements of DFSC. The financial information of DFSC at June 30, 2018 and 2017 and for the three and six months then ended is unaudited.

	June 30, 2018	December 31, 2017
	(in thousands)
Balance sheets:
Total assets	$560,519	$567,935

Total liabilities	$478,652	$487,604
Stockholders’ equity	81,867	80,331

Total liabilities and stockholders’ equity	$560,519	$567,935

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Income statements:
Net income	$1,634	$802	$2,945	$1,285

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

Financial data by segment for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30,
	2018	2017
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$84,552	$79,094
Personal lines	101,162	95,921

Premiums earned	185,714	175,015
Net investment income	6,342	5,650
Realized investment gains	1,517	1,097
Equity in earnings of DFSC	788	387
Other	1,429	1,432

Total revenues	$195,790	$183,581

Loss before income tax benefit:
Underwriting income (loss):
Commercial lines	$150	$3,340
Personal lines	(12,881)	(17,407)

SAP underwriting loss	(12,731)	(14,067)
GAAP adjustments	2,406	2,904

GAAP underwriting loss	(10,325)	(11,163)
Net investment income	6,342	5,650
Realized investment gains	1,517	1,097
Equity in earnings of DFSC	788	387
Other	345	633

Loss before income tax benefit	$(1,333)	$(3,396)

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$166,778	$155,713
Personal lines	200,701	188,458

Premiums earned	367,479	344,171
Net investment income	12,721	11,405
Realized investment gains	599	3,646
Equity in earnings of DFSC	1,420	620
Other	2,899	2,710

Total revenues	$385,118	$362,552

(Loss) income before income tax (benefit) expense:
Underwriting (loss) income:
Commercial lines	$(20,060)	$3,672
Personal lines	(30,148)	(22,897)

SAP underwriting loss	(50,208)	(19,225)
GAAP adjustments	4,775	5,779

GAAP underwriting loss	(45,433)	(13,446)
Net investment income	12,721	11,405
Realized investment gains	599	3,646
Equity in earnings of DFSC	1,420	620
Other	825	1,103

(Loss) income before income tax (benefit) expense	$(29,868)	$3,328

7 - Borrowings

Lines of Credit

In July 2018, we renewed our existing credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a $60.0 million unsecured revolving line of credit. The line of credit expires in July 2021. We have the right to request a one-year extension of the credit agreement as of each anniversary date of the credit agreement. At June 30, 2018, we had $25.0 million in outstanding borrowings from M&T and had the ability to borrow an additional $35.0 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus 2.25%. The interest rate on our outstanding borrowings from M&T is adjustable quarterly, and, at June 30, 2018, that interest rate was 4.34%. We pay a fee of 0.25% per annum on the loan commitment amount regardless of usage. The credit agreement requires our compliance with certain covenants. These covenants include minimum levels of our net worth, leverage ratio, statutory surplus and the A.M. Best ratings of our insurance subsidiaries. With the exception of a requirement that we maintain a minimum interest coverage ratio, we complied with all requirements of the credit agreement during the six months ended June 30, 2018. M&T waived the minimum interest coverage ratio requirement at June 30, 2018.

Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. Atlantic States had $35.0 million in outstanding advances at June 30, 2018. The interest rate on the advances was 2.32% at June 30, 2018. The table below presents the amount of FHLB of Pittsburgh stock Atlantic States purchased, collateral pledged and assets related to Atlantic States’ membership in the FHLB of Pittsburgh at June 30, 2018.

FHLB of Pittsburgh stock purchased and owned	$1,631,800
Collateral pledged, at par (carrying value $42,213,270)	43,026,818
Borrowing capacity currently available	5,201,388

MICO is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis. During the second quarter of 2018, MICO terminated its line of credit with the FHLB of Indianapolis.

Subordinated Debentures

Donegal Mutual holds a $5.0 million surplus note that MICO issued to increase MICO’s statutory surplus. The surplus note carries an interest rate of 5.00%, and any repayment of principal or payment of interest on the surplus note requires prior approval of the Michigan Department of Insurance and Financial Services.

8 - Share–Based Compensation

We measure all share-based payments to employees, including grants of stock options, and use a fair-value-based method for the recording of related compensation expense in our results of operations. In determining the expense we record for stock options granted to directors and employees of our subsidiaries and affiliates, we estimate the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The significant assumptions we utilize in applying the Black-Scholes option pricing model are the risk-free interest rate, the expected term, the dividend yield and the expected volatility.

We charged compensation expense related to our stock compensation plans against income before income taxes of $521,689 and $602,380 for the three months ended June 30, 2018 and 2017, respectively, with a corresponding income tax benefit of $109,555 and $210,833, respectively. We charged compensation expense related to our stock compensation plans against income before income taxes of $1.0 million and $1.2 million for the six months ended June 30, 2018 and 2017, respectively, with a corresponding income tax benefit of $218,897 and $420,068, respectively. At June 30, 2018, we had $1.8 million of unrecognized compensation expense related to nonvested share-based compensation granted under our stock compensation plans that we expect to recognize over a weighted average period of approximately 1.6 years.

We did not receive any cash from option exercises under all stock compensation plans during the three months ended June 30, 2018. We received cash from option exercises under all stock compensation plans during the three months ended June 30, 2017 of $652,027. We received cash from option exercises under all stock compensation plans during the six months ended June 30, 2018 and 2017 of $478,650 and $2.2 million, respectively. We realized actual tax benefits for the tax deductions related to those option exercises of $0 and $70,822 for the three months ended June 30, 2018 and 2017, respectively. We realized actual tax benefits for the tax deductions related to those option exercises of $18,803 and $178,356 for the six months ended June 30, 2018 and 2017, respectively.

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

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. These pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to verify that the estimates we obtain from the pricing services are representative of fair values based upon our investment personnel’s general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel regularly monitor the market, current trading ranges for similar securities and the pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, interest rates, security types and recent trading activity. Our investment personnel periodically review documentation with respect to the pricing services’ pricing methodology that they obtain to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At June 30, 2018, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at June 30, 2018, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

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

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at June 30, 2018:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$43,360	$—	$43,360	$—
Obligations of states and political subdivisions	97,934	—	97,934	—
Corporate securities	119,025	—	119,025	—
Mortgage-backed securities	259,660	—	259,660	—
Equity securities	38,753	38,753	—	—

Total investments in the fair value hierarchy	558,732	38,753	519,979	—

Investment measured at net asset value	14,849	—	—	—

Totals	$573,581	$38,753	$519,979	$—

We did not transfer any investments between Levels 1 and 2 during the six months ended June 30, 2018.

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

10 - Income Taxes

At June 30, 2018 and December 31, 2017, respectively, we had no material unrecognized tax benefits or accrued interest and penalties. Tax years 2014 through 2017 remained open for examination at June 30, 2018. We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of our tax assets. We established a valuation allowance of $264,467 related to a portion of the net operating loss carryforward of Le Mars at January 1, 2004 and a valuation allowance of $77.1 million for the net state operating loss carryforward of DGI. We have determined that we are not required to establish a valuation allowance for our other deferred tax assets of $28.4 million and $23.1 million at June 30, 2018 and December 31, 2017, respectively, because it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income and the implementation of tax planning strategies.

Our deferred tax assets include a net operating loss carryforward of $1.6 million related to Le Mars, which will begin to expire in 2020 if not previously utilized. This carryforward is subject to an annual limitation of approximately $376,000.

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

We summarize activity in our insurance subsidiaries’ liability for losses and loss expenses as follows:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Balance at January 1	$676,672	$606,665
Less reinsurance recoverable	(293,271)	(259,147)

Net balance at January 1	383,401	347,518

Incurred related to:
Current year	266,093	234,045
Prior years	26,244	8,394

Total incurred	292,337	242,439

Paid related to:
Current year	127,392	120,392
Prior years	108,521	99,224

Total paid	235,913	219,616

Net balance at end of period	439,825	370,341
Plus reinsurance recoverable	307,805	272,905

Balance at end of period	$747,630	$643,246

Our insurance subsidiaries recognized an increase in their liability for losses and loss expenses of prior years of $26.2 million and $8.4 million for the six months ended June 30, 2018 and 2017, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy or claims management personnel, and our insurance subsidiaries have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those periods. During the first quarter of 2018, our insurance subsidiaries received new information on previously-reported commercial automobile and personal automobile claims that led our insurance subsidiaries to conclude that their prior actuarial assumptions did not fully anticipate recent changes in severity and reporting trends. Our insurance subsidiaries have encountered increasing difficulties in projecting the ultimate severity of automobile losses over recent accident years, which our insurance subsidiaries attribute to worsening litigation trends and an increased delay in the reporting to our insurance subsidiaries of information with respect to the severity of claims. As a result, our insurance subsidiaries’ actuaries increased their projections of the ultimate cost of our insurance subsidiaries’ prior-year commercial automobile and personal automobile losses, and our insurance subsidiaries added $7.4 million to their reserves for personal automobile and $18.8 million to their reserves for commercial automobile for accident years prior to 2018. Modest adverse development related to higher-than-expected severity in the homeowners and commercial multi-peril lines of business was offset by lower-than-expected severity in the workers’ compensation line of business in accident years prior to 2018. The 2018 development represented 6.8% of the December 31, 2017 net carried reserves. The majority of the 2018 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States and Southern. The 2017 development represented 2.4% of the December 31, 2016 net carried reserves and resulted primarily from higher-than-expected severity in the commercial multi-peril and commercial automobile liability lines of business, offset by lower-than-expected severity in the workers’ compensation line of business, in accident years prior to 2017. The majority of the 2017 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States and Peninsula.

Short-duration contracts are contracts for which our insurance subsidiaries receive premiums that they recognize as revenue over the period of the contract in proportion to the amount of insurance protection our insurance subsidiaries provide. Our insurance subsidiaries consider the policies they issue to be short-duration contracts. We consider the material lines of business of our insurance subsidiaries to be personal automobile, homeowners, commercial automobile, commercial multi-peril and workers’ compensation.

Our insurance subsidiaries determine incurred but not reported (“IBNR”) reserves by subtracting the cumulative loss and loss expense amounts our insurance subsidiaries have paid and the case reserves our insurance subsidiaries have established at the balance sheet date from their actuaries’ estimate of the ultimate cost of losses and loss expenses. Accordingly, the IBNR reserves of our insurance subsidiaries include their actuaries’ projections of the cost of unreported claims as well as their actuaries’ projected development of case reserves on known claims and reopened claims. Our insurance subsidiaries’ methodology for estimating IBNR reserves has been in place for many years, and, other than the reserve strengthening actions we describe above, their actuaries made no significant changes to that methodology during the six months ended June 30, 2018.

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

12 - Impact of New Accounting Standards

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. While this guidance replaced most existing GAAP revenue recognition guidance, the scope of the guidance excludes insurance contracts. The new standard was effective on January 1, 2018. The standard permits the use of either the retrospective or the cumulative effect transition method. Because the accounting for insurance contracts is outside of the scope of this standard, the adoption of this guidance did not have a significant impact on our financial position, results of operations or cash flows.

In January 2016, the FASB issued guidance that generally requires entities to measure equity investments at fair value and recognize changes in fair value in their results of operations. This guidance also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring entities to perform a qualitative assessment to identify impairment. The FASB issued other disclosure and presentation improvements related to financial instruments within the guidance. The guidance was effective for annual and interim reporting periods beginning after December 15, 2017. As a result of the adoption of this guidance on January 1, 2018, we transferred $6.2 million of net unrealized gains from accumulated other comprehensive income (“AOCI”) to retained earnings. We recognized $2.1 million of gains and $2.6 million of losses on equity securities held at June 30, 2018 in net realized investment gains for the six months ended June 30, 2018.

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

Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have encountered difficulties in projecting the ultimate severity of automobile losses over recent accident years, which we attribute to worsening litigation trends and an increased delay in the reporting of information with respect to the severity of claims to our insurance subsidiaries. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on automobile claims. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at June 30, 2018. For every 1% change in our insurance subsidiaries’ estimate for loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $4.4 million.

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

Excluding the impact of severe weather events, our insurance subsidiaries have noted stable amounts in the number of claims incurred and a slight downward trend in the number of claims outstanding at period ends relative to their premium base in recent years across most of their lines of business. However, the amount of the average claim outstanding has increased over the past several years due to various factors such as rising medical loss costs and increased litigation trends. We have also experienced a general slowing of settlement rates in litigated claims. Our insurance subsidiaries could have to make further adjustments to their estimates in the future. However, on the basis of our insurance subsidiaries’ internal procedures, which analyze, among other things, their prior assumptions, their experience with similar cases and historical trends such as reserving patterns, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes, we believe that our insurance subsidiaries have made adequate provision for their liability for losses and loss expenses.

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

Our insurance subsidiaries’ unpaid liability for losses and loss expenses by major line of business at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Commercial lines:
Automobile	$96,313	$74,299
Workers’ compensation	108,859	103,318
Commercial multi-peril	83,515	71,011
Other	4,021	4,119

Total commercial lines	292,708	252,747

Personal lines:
Automobile	125,662	110,512
Homeowners	19,015	18,508
Other	2,440	1,634

Total personal lines	147,117	130,654

Total commercial and personal lines	439,825	383,401
Plus reinsurance recoverable	307,805	293,271

Total liability for unpaid losses and loss expenses	$747,630	$676,672

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

Percentage Change in Loss and Loss Expense Reserves Net of Reinsurance	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at June 30, 2018	Percentage Change in Stockholders’ Equity at June 30, 2018(1)	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2017	Percentage Change in Stockholders’ Equity at December 31, 2017(1)
(dollars in thousands)
(10.0)%	$395,843	8.3%	$345,061	6.8%
(7.5)	406,838	6.2	354,646	5.1
(5.0)	417,834	4.1	364,231	3.4
(2.5)	428,829	2.1	373,816	1.7
Base	439,825	—	383,401	—
2.5	450,821	(2.1)	392,986	(1.7)
5.0	461,816	(4.1)	402,571	(3.4)
7.5	472,812	(6.2)	412,156	(5.1)
10.0	483,808	(8.3)	421,741	(6.8)

(1)	Net of income tax effect.

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

The following table provides a reconciliation of our net premiums earned to our net premiums written for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net premiums earned	$185,714	$175,015	$367,479	$344,171
Change in net unearned premiums	10,235	15,757	23,726	31,102

Net premiums written	$195,949	$190,772	$391,205	$375,273

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

Combined Ratios

The following table presents comparative details with respect to our GAAP and statutory combined ratios for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
GAAP Combined Ratios (Total Lines)
Loss ratio (non-weather)	63.6%	61.6%	71.1%	60.4%
Loss ratio (weather-related)	9.5	11.5	8.5	10.0
Expense ratio	31.8	32.6	32.1	32.9
Dividend ratio	0.7	0.7	0.7	0.6

Combined ratio	105.6%	106.4%	112.4%	103.9%

Statutory Combined Ratios
Commercial lines:
Automobile	116.0%	107.6%	143.5%	107.3%
Workers’ compensation	92.9	87.4	88.1	84.1
Commercial multi-peril	91.2	93.4	103.8	99.5
Total commercial lines	97.5	92.8	108.5	93.6
Personal lines:
Automobile	109.7	108.9	113.8	106.8
Homeowners	113.9	122.3	112.8	114.3
Total personal lines	110.3	114.1	113.2	109.2
Total commercial and personal lines	104.5	104.5	111.0	102.1

Investments

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we measure investments at fair value and, beginning January 1, 2018, we recognize changes in fair value in our results of operations. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize the impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect on the debt security. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, company or geographic events that have negatively impacted the value of a security or rating agency downgrades. We held 523 debt securities that were in an unrealized loss position at June 30, 2018. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary. We did not recognize any impairment losses in our results of operations for the six months ended June 30, 2018 or 2017.

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount we could realize if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide verify that the estimates we obtain from the pricing services are representative of fair values based upon the general market knowledge of our investment personnel, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security types and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At June 30, 2018, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at June 30, 2018, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

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

Results of Operations - Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the second quarter of 2018 were $185.7 million, an increase of $10.7 million, or 6.1%, compared to $175.0 million for the second quarter of 2017, reflecting increases in net premiums written during 2018 and 2017.

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the three months ended June 30, 2018 were $195.9 million, an increase of $5.1 million, or 2.7%, from the $190.8 million of net premiums written for the second quarter of 2017. We attribute the increase primarily to the impact of premium rate increases and an increase in the writing of new accounts in commercial lines of business. Personal lines net premiums written increased $272,000, or 0.3%, for the second quarter of 2018 compared to the second quarter of 2017. We attribute the increase in personal lines primarily to premium rate increases our insurance subsidiaries implemented throughout 2017 and 2018, partially offset by net attrition as a result of underwriting measures our insurance subsidiaries implemented to slow new policy growth and to increase pricing on renewal policies. Commercial lines net premiums written increased $4.9 million, or 5.8%, for the second quarter of 2018 compared to the second quarter of 2017. We attribute the increase in commercial lines primarily to premium rate increases throughout 2017 and 2018 and increased writings of new commercial accounts.

Investment Income. Our net investment income increased to $6.3 million for the second quarter of 2018, compared to $5.6 million for the second quarter of 2017. We attribute the increase primarily to an increase in average invested assets.

Net Realized Investment Gains. Net realized investment gains for the second quarter of 2018 were $1.5 million, compared to $1.1 million for the second quarter of 2017. The net realized investment gains for the second quarters of 2018 and 2017 resulted primarily from unrealized gains within our equity securities portfolio and a limited partnership that invests in equity securities. New accounting guidance we adopted on January 1, 2018 requires us to measure equity investments at fair value and recognize changes in fair value in our results of operations. We did not recognize any impairment losses in our investment portfolio during the second quarters of 2018 or 2017.

Equity in Earnings of DFSC. Our equity in the earnings of DFSC was $787,856 for the second quarter of 2018, compared to $386,615 for the second quarter of 2017. We attribute the increase in DFSC’s earnings primarily to higher net interest income related to loan portfolio growth that DFSC achieved during 2017.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, was 73.1% for both the second quarters of 2018 and 2017. On a statutory basis, our insurance subsidiaries’ commercial lines loss ratio was 66.1% for the second quarter of 2018, compared to 62.1% for the second quarter of 2017, primarily due to increases in the commercial automobile and workers’ compensation loss ratios. The personal lines statutory loss ratio of our insurance subsidiaries decreased to 79.2% for the second quarter of 2018, compared to 81.8% for the second quarter of 2017. We attribute this decrease primarily to a decrease in the homeowners loss ratio. Our insurance subsidiaries experienced favorable loss reserve development of approximately $500,000 during the second quarter of 2018. Our insurance subsidiaries experienced unfavorable loss reserve development of approximately $5.8 million during the second quarter of 2017.

Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 31.8% for the second quarter of 2018, compared to 32.6% for the second quarter of 2017. We attribute the decrease to lower underwriting-based incentives for the second quarter of 2018 compared to the second quarter of 2017, partially offset by a $1.9 million restructuring charge in the second quarter of 2018 for employee termination costs associated with the consolidation of certain operations and closing of the branch office of Peninsula. We expect to achieve annualized expense savings of approximately $3.7 million as a result of implementing the Peninsula consolidation.

Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were 105.6% and 106.4% for the three months ended June 30, 2018 and 2017, respectively. We attribute the decrease in the combined ratio to a decrease in the expense ratio for the second quarter of 2018 compared to the second quarter of 2017.

Interest Expense. Our interest expense for the second quarter of 2018 was $566,284, compared to $382,958 for the second quarter of 2017. We attribute the increase to higher interest rates in effect during the second quarter of 2018 compared to the second quarter of 2017.

Income Taxes. We recorded an income tax benefit of $543,191 for the second quarter of 2018 based upon an estimated carryback of our taxable loss in 2018 to prior tax years. We recorded an income tax benefit of $1.1 million for the second quarter of 2017, which represented an estimate based on our projected annual taxable income.

Net Loss and Loss Per Share. Our net loss for the second quarter of 2018 was $789,855, or $.03 per share of Class A common stock and $.03 per share of Class B common stock, compared to a net loss of $2.3 million, or $.08 per share of Class A common stock and $.08 per share of Class B common stock, for the second quarter of 2017. We had 22.7 million and 21.7 million Class A shares outstanding at June 30, 2018 and 2017, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.

Results of Operations - Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the first half of 2018 were $367.5 million, an increase of $23.3 million, or 6.8%, compared to $344.2 million for the first quarter of 2017, reflecting increases in net premiums written during 2018 and 2017.

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the six months ended June 30, 2018 were $391.2 million, an increase of $15.9 million, or 4.2%, from the $375.3 million of net premiums written for the first half of 2017. We attribute the increase primarily to the impact of premium rate increases and an increase in the writing of new accounts in commercial lines of business. Personal lines net premiums written increased $4.9 million, or 2.5%, for the first half of 2018 compared to the first half of 2017. We attribute the increase in personal lines primarily to premium rate increases our insurance subsidiaries implemented throughout 2017 and 2018, partially offset by net attrition as a result of underwriting measures our insurance subsidiaries implemented to slow new policy growth and to increase pricing on renewal policies. Commercial lines net premiums written increased $11.0 million, or 6.2%, for the first half of 2018 compared to the first half of 2017. We attribute the increase in commercial lines primarily to premium rate increases throughout 2017 and 2018 and increased writings of new commercial accounts.

Investment Income. Our net investment income increased to $12.7 million for the first half of 2018, compared to $11.4 million for the first half of 2017. We attribute the increase primarily to an increase in average invested assets.

Net Realized Investment Gains. Net realized investment gains for the first half of 2018 were $598,971, compared to $3.6 million for the first half of 2017. The net realized investment gains for the first half of 2018 resulted primarily from net unrealized gains within our equity securities portfolio and a limited partnership that invests in equity securities. New accounting guidance we adopted on January 1, 2018 requires us to measure equity investments at fair value and recognize changes in fair value in our results of operations. The net realized investment gains for the first half of 2017 resulted primarily from strategic sales of equity securities within our investment portfolio and unrealized gains within a limited partnership that invests in equity securities. We did not recognize any impairment losses in our investment portfolio during the first half of 2018 or 2017.

Equity in Earnings of DFSC. Our equity in the earnings of DFSC was $1.4 million for the first half of 2018, compared to $619,565 for the first half of 2017. We attribute the increase in DFSC’s earnings primarily to higher net interest income related to loan portfolio growth that DFSC achieved during 2017.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, for the first half of 2018 was 79.6%, an increase from our insurance subsidiaries’ loss ratio of 70.4% for the first half of 2017. On a statutory basis, our insurance subsidiaries’ commercial lines loss ratio was 77.5% for the first half of 2018, compared to 62.7% for the first half of 2017, primarily due to increases in the commercial automobile loss ratio. The personal lines statutory loss ratio of our insurance subsidiaries increased to 81.8% for the first half of 2018, compared to 76.8% for the first half of 2017. We attribute this increase primarily to an increase in the personal automobile loss ratio. In the first half of 2018, our insurance subsidiaries added $7.4 million to their loss reserves for personal automobile and $18.8 million to their loss reserves for commercial automobile for accident years prior to 2018 based on new information they received during the first half of 2018. Our insurance subsidiaries experienced unfavorable loss reserve development of approximately $8.4 million during the first half of 2017.

Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 32.1% for the first half of 2018, compared to 32.9% for the first half of 2017. We attribute the decrease to lower underwriting-based incentives for the first half of 2018 compared to the first half of 2017, partially offset by a $1.9 million restructuring charge in the second quarter of 2018 for employee termination costs associated with the consolidation of certain operations and closing of the branch office of Peninsula. We expect to achieve annualized expense savings of approximately $3.7 million as a result of implementing the Peninsula consolidation.

Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were 112.4% and 103.9% for the six months ended June 30, 2018 and 2017, respectively. We attribute the increase in the combined ratio to an increase in the loss ratio for the first half of 2018 compared to the first half of 2017.

Interest Expense. Our interest expense for the first half of 2018 was $1.0 million, compared to $746,633 for the first half of 2017. We attribute the increase to higher interest rates in effect during the first half of 2018 compared to the first half of 2017.

Income Taxes. We recorded an income tax benefit of $10.9 million for the first half of 2018 based upon an estimated carryback of our taxable loss in 2018 to prior tax years. We recorded income tax expense of $542,190 for the first half of 2017, representing an effective tax rate of 16.3% . The income tax expense and effective tax rate for the first half of 2017 represented an estimate based on our projected annual taxable income.

Net (Loss) Income and (Loss) Earnings Per Share. Our net loss for the first half of 2018 was $19.0 million, or $.68 per share of Class A common stock and $.63 per share of Class B common stock, compared to net income of $2.8 million, or $.10 per share of Class A common stock on a diluted basis and $.09 per share of Class B common stock, for the first half of 2017. We had 22.7 million and 21.7 million Class A shares outstanding at June 30, 2018 and 2017, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as such obligations and needs arise. Our major sources of funds from operations are the net cash flows we generate from our insurance subsidiaries’ underwriting results, investment income and investment maturities.

Our operations have historically generated sufficient net positive cash flow to fund our commitments and add to our investment portfolio, thereby increasing future investment returns and enhancing our liquidity. The impact of the pooling agreement between Donegal Mutual and Atlantic States has historically been cash-flow positive because of the consistent underwriting profitability of the pool. Donegal Mutual and Atlantic States settle their respective obligations to each other under the pool monthly, thereby resulting in cash flows substantially similar to the cash flows that would result from each company writing the business directly. We have not experienced any unusual variations in the timing of claim payments associated with the loss reserves of our insurance subsidiaries. We maintain significant liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective, thereby providing an additional measure of liquidity to meet our obligations should an unexpected variation occur in the future. Our operating activities provided net cash flows in the first six months of 2018 and 2017 of $36.1 million and $44.4 million, respectively.

At June 30, 2018, we had $25.0 million in outstanding borrowings under our line of credit with M&T and had the ability to borrow an additional $35.0 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus 2.25%. The interest rate on these borrowings was 4.34% at June 30, 2018. At June 30, 2018, Atlantic States had $35.0 million in outstanding advances with the FHLB of Pittsburgh. The interest rate on these advances was 2.32% at June 30, 2018.

The following table shows our expected payments for significant contractual obligations at June 30, 2018:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Net liability for unpaid losses and loss expenses of our insurance subsidiaries	$439,825	$204,073	$205,273	$15,317	$15,162
Subordinated debentures	5,000	—	—	—	5,000
Borrowings under lines of credit	60,000	35,000	25,000	—	—

Total contractual obligations	$504,825	$239,073	$230,273	$15,317	$20,162

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

We discuss in Note 7 – Borrowings our estimate of the timing of the amounts payable for the borrowings under our lines of credit based on their contractual maturities. The borrowings under our lines of credit carry interest rates that vary as we discuss in Note 7 – Borrowings. With the exception of a requirement that we maintain a minimum interest coverage ratio, we complied with all requirements of the credit agreement during the six months ended June 30, 2018. M&T waived the minimum interest coverage ratio requirement at June 30, 2018. Based upon the interest rates in effect at June 30, 2018, our annual interest cost associated with the borrowings under our lines of credit is approximately $2.0 million. For every 1% change in the interest rate associated with the borrowings under our lines of credit, the effect on our annual interest cost would be approximately $600,000.

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

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the SEC and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the six months ended June 30, 2018 or 2017. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through June 30, 2018.

On July 19, 2018, our board of directors declared quarterly cash dividends of 14.25 cents per share of our Class A common stock and 12.50 cents per share of our Class B common stock, payable on August 15, 2018 to our stockholders of record as of the close of business on August 1, 2018. We are not subject to any restrictions on our payment of dividends to our stockholders, although there are state law restrictions on the payment of dividends by our insurance subsidiaries to us. Dividends from our insurance subsidiaries are our principal source of cash for payment of dividends to our stockholders. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk based capital (“RBC”) requirements that limit their ability to pay dividends to us. Our insurance subsidiaries’ statutory capital and surplus at December 31, 2017 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin. Our insurance subsidiaries paid $2.0 million in dividends to us during the first six months of 2018. Amounts remaining available for distribution to us as dividends from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities in 2018 are $20.3 million from Atlantic States, $5.5 million from Southern, $2.3 million from Le Mars, $1.6 million from Peninsula, $0 from Sheboygan and $5.3 million from MICO, or a total of approximately $35.0 million.

At June 30, 2018, we had no material commitments for capital expenditures.

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

There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2017 through June 30, 2018.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at June 30, 2018, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information we are required to disclose in the reports that we file or submit under the Exchange Act, and our disclosure controls and procedures were also effective to ensure that information we disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Our business, results of operations and financial condition, and, therefore, the value of our Class A common stock and our Class B common stock, are subject to a number of risks. For a description of certain risks, we refer to “Risk Factors” in our 2017 Annual Report on Form 10-K that we filed with the SEC on March 9, 2018. There have been no material changes in the risk factors we disclosed in that Form 10-K Report during the six months ended June 30, 2018.

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

DONEGAL GROUP INC.

August 8, 2018	By:	/s/ Kevin G. Burke
Kevin G. Burke, President and Chief Executive Officer

August 8, 2018	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Executive Vice President and Chief Financial Officer