Form 10-Q
period 2018-09-30
DONEGAL GROUP INC
filed 2018-11-09
CIK 800457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,788,003 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on October 31, 2018.

DONEGAL GROUP INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Donegal Group Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost	$400,233,054	$366,655,077
Available for sale, at fair value	525,027,434	538,946,050
Equity securities, at fair value	57,972,976	50,445,243
Investment in affiliate	39,960,649	38,773,420
Short-term investments, at cost, which approximates fair value	5,096,047	11,049,915

Total investments	1,028,290,160	1,005,869,705
Cash	55,258,656	37,833,435
Accrued investment income	7,166,660	6,553,121
Premiums receivable	160,318,764	160,406,432
Reinsurance receivable	322,467,746	298,342,563
Deferred policy acquisition costs	64,566,885	60,289,860
Deferred tax asset, net	10,059,549	7,128,843
Prepaid reinsurance premiums	141,536,708	135,032,641
Property and equipment, net	4,825,788	7,280,415
Accounts receivable – securities	1,101,615	180,525
Federal income taxes receivable	19,595,519	10,935,105
Goodwill	5,625,354	5,625,354
Other intangible assets	958,010	958,010
Other	2,475,943	1,483,769

Total assets	$1,824,247,357	$1,737,919,778

Liabilities and Stockholders’ Equity
Liabilities
Unpaid losses and loss expenses	$779,979,677	$676,671,727
Unearned premiums	530,543,671	503,456,541
Accrued expenses	24,381,505	28,033,776
Reinsurance balances payable	3,191,746	4,116,159
Borrowings under lines of credit	60,000,000	59,000,000
Cash dividends declared to stockholders	—	3,841,820
Subordinated debentures	5,000,000	5,000,000
Due to affiliate	3,737,282	7,314,368
Other	1,873,448	1,789,283

Total liabilities	1,408,707,329	1,289,223,674

Stockholders’ Equity
Preferred stock, $.01 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 40,000,000 shares, issued 25,733,219 and 25,564,481 shares and outstanding 22,730,631 and 22,561,893 shares	257,333	255,645
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	259,667,062	255,401,558
Accumulated other comprehensive loss	(18,943,910)	(2,684,275)
Retained earnings	215,729,408	236,893,041
Treasury stock, at cost	(41,226,357)	(41,226,357)

Total stockholders’ equity	415,540,028	448,696,104

Total liabilities and stockholders’ equity	$1,824,247,357	$1,737,919,778

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,
	2018	2017
Revenues:
Net premiums earned	$187,661,705	$177,283,816
Investment income, net of investment expenses	6,620,491	5,979,834
Net realized investment gains (includes ($20,512) and $561,429 accumulated other comprehensive income reclassifications)	3,463,504	561,429
Lease income	119,934	113,409
Installment payment fees	1,305,778	1,373,892
Equity in earnings of Donegal Financial Services Corporation	732,768	403,647

Total revenues	199,904,180	185,716,027

Expenses:
Net losses and loss expenses	140,726,106	114,386,379
Amortization of deferred policy acquisition costs	31,110,000	29,008,000
Other underwriting expenses	24,528,860	31,790,251
Policyholder dividends	1,050,200	1,376,115
Interest	651,768	466,262
Other expenses, net	560,260	176,970

Total expenses	198,627,194	177,203,977

Income before income tax expense	1,276,986	8,512,050
Income tax expense (includes ($4,308) and $196,500 income tax (benefit) expense from reclassification items)	70,630	1,403,476

Net income	$1,206,356	$7,108,574

Income per common share:
Class A common stock – basic	$0.04	$0.27

Class A common stock – diluted	$0.04	$0.26

Class B common stock – basic and diluted	$0.04	$0.24

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,
	2018	2017
Net income	$1,206,356	$7,108,574
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on securities:
Unrealized holding (loss) gain during the period, net of income tax (benefit) expense of ($609,572) and $561,247	(2,293,154)	1,042,317
Reclassification adjustment for losses (gains) included in net income, net of income tax (benefit) expense of ($4,308) and $196,500	16,204	(364,929)

Other comprehensive (loss) income	(2,276,950)	677,388

Comprehensive (loss) income	$(1,070,594)	$7,785,962

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Revenues:
Net premiums earned	$555,140,395	$521,454,835
Investment income, net of investment expenses	19,341,012	17,385,103
Net realized investment gains (includes ($52,828) and $4,207,710 accumulated other comprehensive income reclassifications)	4,062,475	4,207,710
Lease income	365,930	383,183
Installment payment fees	3,959,936	3,813,663
Equity in earnings of Donegal Financial Services Corporation	2,152,738	1,023,212

Total revenues	585,022,486	548,267,706

Expenses:
Net losses and loss expenses	433,063,019	356,825,751
Amortization of deferred policy acquisition costs	91,354,000	85,391,000
Other underwriting expenses	82,343,932	88,538,755
Policyholder dividends	3,565,971	3,422,672
Interest	1,682,200	1,212,895
Other expenses, net	1,604,595	1,036,223

Total expenses	613,613,717	536,427,296

(Loss) income before income tax (benefit) expense	(28,591,231)	11,840,410
Income tax (benefit) expense (includes ($11,094) and $1,472,698 income tax (benefit) expense from reclassification items)	(10,829,654)	1,945,666

Net (loss) income	$(17,761,577)	$9,894,744

(Loss) earnings per common share:
Class A common stock – basic	$(0.64)	$0.37

Class A common stock – diluted	$(0.64)	$0.36

Class B common stock – basic and diluted	$(0.59)	$0.33

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Net (loss) income	$(17,761,577)	$9,894,744
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on securities:
Unrealized holding (loss) gain during the period, net of income tax (benefit) expense of ($3,025,784) and $2,215,869	(11,382,714)	4,115,189
Reclassification adjustment for losses (gains) included in net (loss) income, net of income tax (benefit) expense of ($11,094) and $1,472,698	41,734	(2,735,012)

Other comprehensive (loss) income	(11,340,980)	1,380,177

Comprehensive (loss) income	$(29,102,557)	$11,274,921

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(Unaudited)

Nine Months Ended September 30, 2018

	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2017	25,564,481	5,649,240	$255,645	$56,492	$255,401,558	$(2,684,275)	$236,893,041	$(41,226,357)	$448,696,104
Issuance of common stock	120,394	—	1,204	—	1,703,806	—	—	—	1,705,010
Share-based compensation	48,344	—	484	—	2,113,728	—	—	—	2,114,212
Net loss	—	—	—	—	—	—	(17,761,577)	—	(17,761,577)
Cash dividends declared	—	—	—	—	—	—	(7,872,741)	—	(7,872,741)
Grant of stock options	—	—	—	—	447,970	—	(447,970)	—	—
Reclassification of equity unrealized gains	—	—	—	—	—	(4,918,655)	4,918,655	—	—
Other comprehensive loss	—	—	—	—	—	(11,340,980)	—	—	(11,340,980)

Balance, September 30, 2018	25,733,219	5,649,240	$257,333	$56,492	$259,667,062	$(18,943,910)	$215,729,408	$(41,226,357)	$415,540,028

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net (loss) income	$(17,761,577)	$9,894,744

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	5,288,171	4,791,010
Net realized investment gains	(4,062,475)	(4,207,710)
Equity in earnings of Donegal Financial Services Corporation	(2,152,738)	(1,023,212)
Changes in assets and liabilities:
Losses and loss expenses	103,307,950	37,685,539
Unearned premiums	27,087,130	49,850,687
Premiums receivable	87,668	(4,035,543)
Deferred acquisition costs	(4,277,025)	(5,568,430)
Deferred income taxes	83,985	(113,508)
Reinsurance receivable	(24,125,183)	(20,551,553)
Prepaid reinsurance premiums	(6,504,067)	(13,554,734)
Accrued investment income	(613,539)	(656,215)
Due to affiliate	(3,577,086)	14,960,562
Reinsurance balances payable	(924,413)	1,312,472
Current income taxes	(8,660,414)	(995,307)
Accrued expenses	(3,652,271)	(5,018,331)
Other, net	310,988	(101,676)

Net adjustments	77,616,681	52,774,051

Net cash provided by operating activities	59,855,104	62,668,795

Cash Flows from Investing Activities:
Purchases of fixed maturities, held to maturity	(42,834,707)	(43,710,213)
Purchases of fixed maturities, available for sale	(88,940,126)	(105,011,666)
Purchases of equity securities, available for sale	(11,255,867)	(9,030,858)
Maturity of fixed maturities:
Held to maturity	9,485,969	14,580,714
Available for sale	84,617,730	75,856,616
Sales of fixed maturities, available for sale	1,388,934	9,634,968
Sales of equity securities, available for sale	7,843,437	10,782,859
Net purchases of property and equipment	(132,290)	(740,608)
Net sales (purchases) of short-term investments	5,953,868	(1,360,359)

Net cash used in investing activities	(33,873,052)	(48,998,547)

Cash Flows from Financing Activities:
Cash dividends paid	(11,714,561)	(11,079,326)
Issuance of common stock	2,157,730	4,363,003
Borrowings under line of credit	1,000,000	—

Net cash used in financing activities	(8,556,831)	(6,716,323)

Net increase in cash	17,425,221	6,953,925
Cash at beginning of period	37,833,435	24,587,214

Cash at end of period	$55,258,656	$31,541,139

Cash paid during period – Interest	$937,470	$1,016,678
Net cash paid during period – Taxes	$—	$3,050,000

See accompanying notes to consolidated financial statements.

DONEGAL GROUP INC. AND SUBSIDIARIES

(Unaudited)

Notes to Consolidated Financial Statements

1 -	Organization

Donegal Mutual Insurance Company (“Donegal Mutual”) organized us as an insurance holding company on August 26, 1986. Our insurance subsidiaries, Atlantic States Insurance Company (“Atlantic States”), Southern Insurance Company of Virginia (“Southern”), Le Mars Insurance Company (“Le Mars”), the Peninsula Insurance Group (“Peninsula”), which consists of Peninsula Indemnity Company and The Peninsula Insurance Company, Sheboygan Falls Insurance Company (“Sheboygan”) and Michigan Insurance Company (“MICO”), write property and casualty insurance exclusively through independent insurance agents in certain Mid-Atlantic, Midwestern, New England and Southern states. We also own 48.2% of the outstanding stock of Donegal Financial Services Corporation (“DFSC”), a grandfathered unitary savings and loan holding company that owns Union Community Bank (“UCB”), a state savings bank. Donegal Mutual owns the remaining 51.8% of the outstanding stock of DFSC.

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

At September 30, 2018, Donegal Mutual held approximately 43% of our outstanding Class A common stock and approximately 84% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 72% of the total voting power of our common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to a pooling agreement and other intercompany agreements and transactions. While each company maintains its separate corporate existence, Donegal Mutual and our insurance subsidiaries conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

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

Donegal Mutual completed the merger of Mountain States Mutual Casualty Company (“Mountain States”) with and into Donegal Mutual effective May 25, 2017. Donegal Mutual was the surviving company in the merger, and Mountain States’ insurance subsidiaries, Mountain States Indemnity Company and Mountain States Commercial Insurance Company, became insurance subsidiaries of Donegal Mutual upon completion of the merger. Upon completion of the merger, Donegal Mutual assumed all of the policy obligations of Mountain States and began to market its products together with those of its insurance subsidiaries as the Mountain States Insurance Group in four Southwestern states. For an indefinite period of time, Donegal Mutual will exclude the business of the Mountain States Insurance Group from the pooling agreement with Atlantic States. As a result, our consolidated results of operations exclude the results of Donegal Mutual’s operations in those Southwestern states.

On April 3, 2018, we announced plans to consolidate the branch office operations of Peninsula into our home office operations effective July 2, 2018 to achieve economies of scale and enhance service levels for policyholders of Peninsula. We recorded a restructuring charge in the second quarter of 2018 for employee termination costs associated with the Peninsula consolidation of approximately $1.9 million. We paid approximately $835,000 of these costs in the third quarter of 2018 and had an accrual of approximately $1.1 million remaining at September 30, 2018. We entered into a definitive purchase arrangement for the sale of Peninsula’s branch office real estate, and expect to receive net proceeds of $1.2 million during the fourth quarter of 2018. We recorded an impairment charge of $1.0 million in other expenses in the third quarter of 2018 related to this real estate transaction and included the $1.2 million fair value of the real estate we held for sale in other assets at September 30, 2018.

On June 11, 2018, we and Donegal Mutual entered into an agreement whereby DFSC will merge with and into Northwest Bancshares, Inc. (“Northwest”) in exchange for payment by Northwest to us and Donegal Mutual of approximately $85.0 million in a combination of cash and Northwest common stock. Immediately prior to the closing of the transaction, DFSC will pay a dividend of approximately $30.0 million to us and Donegal Mutual. As the owner of 48.2% of DFSC’s common stock, we will receive a dividend payment from DFSC of approximately $14.5 million and consideration from Northwest that will range in value from $38.9 million to $43.0 million. Subject to receipt of various regulatory approvals and satisfaction of other customary closing conditions, we anticipate that the transaction will close during the first quarter of 2019.

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the Securities and Exchange Commission (“SEC”) and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the nine months ended September 30, 2018 or 2017. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through September 30, 2018.

2 -	Basis of Presentation

Our financial information for the interim periods included in this Form 10-Q Report is unaudited; however, our financial information we include in this Form 10-Q Report reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of our management, are necessary for a fair presentation of our financial position, results of operations and cash flows for those interim periods. Our results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results of operations we expect for the year ending December 31, 2018.

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

	Three Months Ended September 30,
	2018		2017
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic income per share:
Numerator:
Allocation of net income	$1,006	$200	$5,787	$1,322

Denominator:
Weighted-average shares outstanding	22,717	5,577	21,756	5,577

Basic income per share	$0.04	$0.04	$0.27	$0.24

Diluted income per share:
Numerator:
Allocation of net income	$1,006	$200	$5,787	$1,322

Denominator:
Number of shares used in basic computation	22,717	5,577	21,756	5,577
Weighted-average shares effect of dilutive securities:
Director and employee stock options	178	—	461	—

Number of shares used in diluted computation	22,895	5,577	22,217	5,577

Diluted income per share	$0.04	$0.04	$0.26	$0.24

	Nine Months Ended September 30,
	2018		2017
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic (loss) earnings per share:
Numerator:
Allocation of net (loss) income	$(14,472)	$(3,290)	$8,066	$1,829

Denominator:
Weighted-average shares outstanding	22,673	5,577	21,669	5,577

Basic (loss) earnings per share	$(0.64)	$(0.59)	$0.37	$0.33

Diluted (loss) earnings per share:
Numerator:
Allocation of net (loss) income	$(14,472)	$(3,290)	$8,066	$1,829

Denominator:
Number of shares used in basic computation	22,673	5,577	21,669	5,577
Weighted-average shares effect of dilutive securities:
Director and employee stock options	—	—	778	—

Number of shares used in diluted computation	22,673	5,577	22,447	5,577

Diluted (loss) earnings per share	$(0.64)	$(0.59)	$0.36	$0.33

We did not include outstanding options to purchase 6,731,481 shares of Class A common stock in our computation of diluted earnings per share for the three months ended September 30, 2018 because the exercise price of the options exceeded the average market price of our Class A common stock during the period. We did not include any effect of dilutive securities in the computation of diluted earnings per share for the nine months ended September 30, 2018 because we sustained a net loss for this period.

We did not include outstanding options to purchase 5,178,629 and 1,382,400 shares of Class A common stock in our computation of diluted earnings per share for the three and nine months ended September 30, 2017 because the exercise price of the options exceeded the average market price of our Class A common stock during the applicable periods.

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

Effective March 1, 2018, Donegal Mutual and certain of our insurance subsidiaries modified their third-party reinsurance coverage related to umbrella liability policies to increase the maximum loss retention of Donegal Mutual and our insurance subsidiaries from $250,000 to $1.0 million. Donegal Mutual and certain of our insurance subsidiaries also made various adjustments to the terms of their intercompany catastrophe reinsurance agreements effective January 1, 2018. We have made no other significant changes to our third-party reinsurance or the reinsurance agreements between our insurance subsidiaries and Donegal Mutual during the nine months ended September 30, 2018.

5 -	Investments

The amortized cost and estimated fair values of our fixed maturities at September 30, 2018 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$76,078	$5	$2,120	$73,963
Obligations of states and political subdivisions	156,055	6,890	1,721	161,224
Corporate securities	125,879	258	4,338	121,799
Mortgage-backed securities	42,221	—	1,033	41,188

Totals	$400,233	$7,153	$9,212	$398,174

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$44,192	$4	$1,668	$42,528
Obligations of states and political subdivisions	81,704	1,696	726	82,674
Corporate securities	135,889	178	3,285	132,782
Mortgage-backed securities	276,973	37	9,967	267,043

Totals	$538,758	$1,915	$15,646	$525,027

At September 30, 2018, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $163.4 million and an amortized cost of $159.7 million. Our holdings at September 30, 2018 also included special revenue bonds with an aggregate fair value of $80.5 million and an amortized cost of $78.1 million. With respect to both categories of those bonds at September 30, 2018, we held no securities of any issuer that comprised more than 10% of our holdings of either bond category. Education bonds and water and sewer utility bonds represented 54% and 27%, respectively, of our total investments in special revenue bonds based on the carrying values of these investments at September 30, 2018. Many of the issuers of the special revenue bonds we held at September 30, 2018 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held at September 30, 2018 are similar to general obligation bonds.

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

We made reclassifications from available for sale to held to maturity of certain fixed maturities at fair value on November 30, 2013. We segregated within accumulated other comprehensive loss the net unrealized losses of $15.1 million arising prior to the November 30, 2013 reclassifications. We are amortizing this balance over the remaining life of the related securities as an adjustment to yield in a manner consistent with the accretion of discount on the same fixed maturities. We recorded amortization of $912,229 and $909,044 in other comprehensive (loss) income during the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018 and December 31, 2017, net unrealized losses of $8.9 million and $9.8 million, respectively, remained within accumulated other comprehensive loss.

We show below the amortized cost and estimated fair value of our fixed maturities at September 30, 2018 by contractual maturity. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity
Due in one year or less	$8,783	$8,768
Due after one year through five years	70,790	70,505
Due after five years through ten years	136,673	135,068
Due after ten years	141,766	142,645
Mortgage-backed securities	42,221	41,188

Total held to maturity	$400,233	$398,174

Available for sale
Due in one year or less	$39,265	$39,465
Due after one year through five years	86,468	85,156
Due after five years through ten years	116,791	114,026
Due after ten years	19,261	19,337
Mortgage-backed securities	276,973	267,043

Total available for sale	$538,758	$525,027

The cost and estimated fair values of our equity securities at September 30, 2018 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value
	(in thousands)
Equity securities	$49,416	$9,207	$650	$57,973

The cost and estimated fair values of our equity securities at December 31, 2017 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value
	(in thousands)
Equity securities	$44,219	$6,505	$279	$50,445

Gross realized gains and losses from investments before applicable income taxes for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Gross realized gains:
Fixed maturities	$5	$87	$16	$138
Equity securities	2,976	513	6,246	4,142

	2,981	600	6,262	4,280

Gross realized losses:
Fixed maturities	25	39	70	69
Equity securities	(508)	—	2,130	3

	(483)	39	2,200	72

Net realized gains	$3,464	$561	$4,062	$4,208

We recognized $3.9 million of gains and $1.6 million of losses on equity securities held at September 30, 2018 in net realized investment gains for the nine months ended September 30, 2018.

We held fixed maturities with unrealized losses representing declines that we considered temporary at September 30, 2018 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$65,701	$1,017	$48,064	$2,771
Obligations of states and political subdivisions	58,935	1,586	16,385	861
Corporate securities	179,587	5,150	39,074	2,473
Mortgage-backed securities	144,615	3,200	159,788	7,800

Totals	$448,838	$10,953	$263,311	$13,905

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

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we measure investments at fair value and, beginning January 1, 2018, we recognize changes in fair value in our results of operations. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize the impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred with respect to that security. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, issuer or geographic events that have negatively impacted the value of a security and rating agency downgrades. We held 565 debt securities that were in an unrealized loss position at September 30, 2018. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary.

We amortize premiums and discounts on debt securities over the life of the security as an adjustment to yield using the effective interest method. We compute realized investment gains and losses using the specific identification method.

We amortize premiums and discounts on mortgage-backed debt securities using anticipated prepayments.

Our investment in affiliate represents our 48.2% ownership interest in DFSC. We account for our investment in DFSC using the equity method of accounting. Under this method, we record our investment at cost, with adjustments for our share of DFSC’s earnings and losses as well as changes in the equity of DFSC due to unrealized gains and losses. We include our share of DFSC’s net income in our results of operations. We have compiled the following summary financial information for DFSC at September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017, respectively, from the financial statements of DFSC. The financial information of DFSC at September 30, 2018 and 2017 and for the three and nine months then ended is unaudited.

	September 30, 2018	December 31, 2017
	(in thousands)
Balance sheets:
Total assets	$543,086	$567,935

Total liabilities	$460,292	$487,604
Stockholders’ equity	82,794	80,331

Total liabilities and stockholders’ equity	$543,086	$567,935

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Income statements:
Net income	$1,519	$837	$4,464	$2,122

6 -	Segment Information

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

Financial data by segment for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended September 30,
	2018	2017
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$84,251	$80,724
Personal lines	103,410	96,560

Premiums earned	187,661	177,284
Net investment income	6,620	5,980
Realized investment gains	3,464	561
Equity in earnings of DFSC	733	404
Other	1,426	1,487

Total revenues	$199,904	$185,716

Income before income tax expense:
Underwriting (loss) income:
Commercial lines	$2,125	$8,998
Personal lines	(12,210)	(8,919)

SAP underwriting (loss) income	(10,085)	79
GAAP adjustments	332	644

GAAP underwriting (loss) income	(9,753)	723
Net investment income	6,620	5,980
Realized investment gains	3,464	561
Equity in earnings of DFSC	733	404
Other	213	844

Income before income tax expense	$1,277	$8,512

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$251,029	$236,437
Personal lines	304,111	285,018

Premiums earned	555,140	521,455
Net investment income	19,341	17,385
Realized investment gains	4,062	4,208
Equity in earnings of DFSC	2,153	1,023
Other	4,326	4,197

Total revenues	$585,022	$548,268

(Loss) income before income tax (benefit) expense:
Underwriting (loss) income:
Commercial lines	$(17,935)	$12,670
Personal lines	(42,358)	(31,816)

SAP underwriting loss	(60,293)	(19,146)
GAAP adjustments	5,106	6,423

GAAP underwriting loss	(55,187)	(12,723)
Net investment income	19,341	17,385
Realized investment gains	4,062	4,208
Equity in earnings of DFSC	2,153	1,023
Other	1,040	1,947

(Loss) income before income tax (benefit) expense	$(28,591)	$11,840

7 -	Borrowings

Lines of Credit

In July 2018, we renewed our existing credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a $60.0 million unsecured revolving line of credit. The line of credit expires in July 2021. We have the right to request a one-year extension of the credit agreement as of each anniversary date of the credit agreement. At September 30, 2018, we had $25.0 million in outstanding borrowings from M&T and had the ability to borrow an additional $35.0 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus 2.25%. The interest rate on our outstanding borrowings from M&T is adjustable quarterly, and, at September 30, 2018, that interest rate was 4.51%. We pay a fee of 0.25% per annum on the loan commitment amount regardless of usage. The credit agreement requires our compliance with certain covenants. These covenants include minimum levels of our net worth, leverage ratio, statutory surplus and the A.M. Best ratings of our insurance subsidiaries. With the exception of a requirement that we maintain a minimum interest coverage ratio, we complied with all requirements of the credit agreement during the nine months ended September 30, 2018. M&T waived the minimum interest coverage ratio requirement at September 30, 2018 and December 31, 2018.

Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. Atlantic States had $35.0 million in outstanding advances at September 30, 2018. The interest rate on the advances was 2.32% at September 30, 2018. The table below presents the amount of FHLB of Pittsburgh stock Atlantic States purchased, collateral pledged and assets related to Atlantic States’ membership in the FHLB of Pittsburgh at September 30, 2018.

FHLB of Pittsburgh stock purchased and owned	$1,631,800
Collateral pledged, at par (carrying value $40,947,302)	41,858,302
Borrowing capacity currently available	3,817,595

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

We charged compensation expense related to our stock compensation plans against income before income taxes of $317,526 and $411,450 for the three months ended September 30, 2018 and 2017, respectively, with a corresponding income tax benefit of $66,680 and $144,008, respectively. We charged compensation expense related to our stock compensation plans against income before income taxes of $1.4 million and $1.6 million for the nine months ended September 30, 2018 and 2017, respectively, with a corresponding income tax benefit of $285,578 and $564,075, respectively. At September 30, 2018, we had $1.4 million of unrecognized compensation expense related to nonvested share-based compensation granted under our stock compensation plans that we expect to recognize over a weighted average period of approximately 1.4 years.

We received cash from option exercises under all stock compensation plans during the three months ended September 30, 2018 and 2017 of $217,112 and $765,127, respectively. We received cash from option exercises under all stock compensation plans during the nine months ended September 30, 2018 and 2017 of $695,762 and $2.9 million, respectively. We realized actual tax benefits for the tax deductions related to those option exercises of $2,516 and $42,411 for the three months ended September 30, 2018 and 2017, respectively. We realized actual tax benefits for the tax deductions related to those option exercises of $21,319 and $220,767 for the nine months ended September 30, 2018 and 2017, respectively.

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

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. These pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to verify that the estimates we obtain from the pricing services are representative of fair values based upon our investment personnel’s general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel regularly monitor the market, current trading ranges for similar securities and the pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, interest rates, security types and recent trading activity. Our investment personnel periodically review documentation with respect to the pricing services’ pricing methodology that they obtain to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At September 30, 2018, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at September 30, 2018, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

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

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at September 30, 2018:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$42,528	$—	$42,528	$—
Obligations of states and political subdivisions	82,674	—	82,674	—
Corporate securities	132,782	—	132,782	—
Mortgage-backed securities	267,043	—	267,043	—
Equity securities	42,228	42,228	—	—

Total investments in the fair value hierarchy	567,255	42,228	525,027	—

Investment measured at net asset value	15,745	—	—	—

Totals	$583,000	$42,228	$525,027	$—

We did not transfer any investments between Levels 1 and 2 during the nine months ended September 30, 2018.

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

At September 30, 2018 and December 31, 2017, respectively, we had no material unrecognized tax benefits or accrued interest and penalties. Tax years 2015 through 2018 remained open for examination at September 30, 2018. We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of our tax assets. We established a valuation allowance of $264,467 related to a portion of the net operating loss carryforward of Le Mars at January 1, 2004 and a valuation allowance of $77.1 million for our net state operating loss carryforward. We have determined that we are not required to establish a valuation allowance for our other deferred tax assets of $30.0 million and $23.1 million at September 30, 2018 and December 31, 2017, respectively, because it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income and the implementation of tax planning strategies.

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

We summarize activity in our insurance subsidiaries’ liability for losses and loss expenses as follows:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Balance at January 1	$676,672	$606,665
Less reinsurance recoverable	(293,271)	(259,147)

Net balance at January 1	383,401	347,518

Incurred related to:
Current year	404,150	351,812
Prior years	28,913	5,014

Total incurred	433,063	356,826

Paid related to:
Current year	214,825	201,849
Prior years	140,806	133,587

Total paid	355,631	335,436

Net balance at end of period	460,833	368,908
Plus reinsurance recoverable	319,147	275,442

Balance at end of period	$779,980	$644,350

Our insurance subsidiaries recognized an increase in their liability for losses and loss expenses of prior years of $28.9 million and $5.0 million for the nine months ended September 30, 2018 and 2017, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy or claims management personnel, and our insurance subsidiaries have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those periods. During the first quarter of 2018, our insurance subsidiaries received new information on previously-reported commercial automobile and personal automobile claims that led our insurance subsidiaries to conclude that their prior actuarial assumptions did not fully anticipate recent changes in severity and reporting trends. Our insurance subsidiaries have encountered increasing difficulties in projecting the ultimate severity of automobile losses over recent accident years, which our insurance subsidiaries attribute to worsening litigation trends and an increased delay in the reporting to our insurance subsidiaries of information with respect to the severity of claims. As a result, our insurance subsidiaries’ actuaries have increased their projections of the ultimate cost of our insurance subsidiaries’ prior-year commercial automobile and personal automobile losses, and our insurance subsidiaries added $13.0 million to their reserves for personal automobile and $19.1 million to their reserves for commercial automobile for accident years prior to 2018. Modest adverse development related to higher-than-expected severity in the homeowners and commercial multi-peril lines of business was offset by lower-than-expected severity in the workers’ compensation line of business in accident years prior to 2018. The 2018 development represented 7.5% of the December 31, 2017 net carried reserves. The majority of the 2018 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States and Southern. The 2017 development represented 1.4% of the December 31, 2016 net carried reserves and resulted primarily from higher-than-expected severity in the commercial multi-peril and commercial automobile liability lines of business, offset by lower-than-expected severity in the workers’ compensation line of business, in accident years prior to 2017. The majority of the 2017 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States and Peninsula.

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

Our insurance subsidiaries determine incurred but not reported (“IBNR”) reserves by subtracting the cumulative loss and loss expense amounts our insurance subsidiaries have paid and the case reserves our insurance subsidiaries have established at the balance sheet date from their actuaries’ estimate of the ultimate cost of losses and loss expenses. Accordingly, the IBNR reserves of our insurance subsidiaries include their actuaries’ projections of the cost of unreported claims as well as their actuaries’ projected development of case reserves on known claims and reopened claims. Our insurance subsidiaries’ methodology for estimating IBNR reserves has been in place for many years, and, other than the reserve strengthening actions we describe above, their actuaries made no significant changes to that methodology during the nine months ended September 30, 2018.

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

In January 2016, the FASB issued guidance that generally requires entities to measure equity investments at fair value and recognize changes in fair value in their results of operations. This guidance also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring entities to perform a qualitative assessment to identify impairment. The FASB issued other disclosure and presentation improvements related to financial instruments within the guidance. The guidance was effective for annual and interim reporting periods beginning after December 15, 2017. As a result of the adoption of this guidance on January 1, 2018, we transferred $4.9 million of net unrealized gains from accumulated other comprehensive income (“AOCI”) to retained earnings. We recognized $3.9 million of gains and $1.6 million of losses on equity securities held at September 30, 2018 in net realized investment gains for the nine months ended September 30, 2018.

In February 2016, the FASB issued guidance that requires lessees to recognize leases, including operating leases, on the lessee’s balance sheet, unless a lease is considered a short-term lease. This guidance also requires entities to make new judgments to identify leases. The guidance is effective for annual and interim reporting periods beginning after December 15, 2018 and permits early adoption. We are in the process of evaluating the impact of the adoption of this guidance on our financial position, results of operations and cash flows.

In June 2016, the FASB issued guidance that amends previous guidance on the impairment of financial instruments by adding an impairment model that requires an entity to recognize expected credit losses as an allowance rather than impairments as credit losses are incurred. The intent of this guidance is to reduce complexity and result in a more timely recognition of expected credit losses. The guidance is effective for annual and interim reporting periods beginning after December 15, 2019. We are in the process of evaluating the impact of the adoption of this guidance on our financial position, results of operations and cash flows.

In January 2017, the FASB issued guidance that simplifies the measurement of goodwill by modifying the goodwill impairment test previous guidance required. The guidance requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize impairment for the amount by which the reporting unit’s carrying amount exceeds its fair value. The guidance is effective for annual and interim reporting periods beginning after December 15, 2019 and permits early adoption. We do not expect the adoption of this guidance to have a significant impact on our financial position, results of operations or cash flows.

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

In August 2018, the FASB issued guidance that modifies disclosure requirements related to fair value measurements. The guidance removes the requirements to disclose the amounts of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy. The guidance is effective for annual and interim reporting periods beginning after December 15, 2019 and permits early adoption. We do not expect the adoption of this guidance to have a significant impact on our financial position, results of operations or cash flows.

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

Our insurance subsidiaries make estimates and assumptions that can have a significant effect on amounts and disclosures we report in our financial statements. The most significant estimates relate to the reserves of our insurance subsidiaries for property and casualty insurance unpaid losses and loss expenses. While we believe our estimates and the estimates of our insurance subsidiaries are appropriate, the ultimate amounts of these liabilities may differ from the estimates we provided. We regularly review our methods for making these estimates and we reflect any adjustment we consider necessary in our current results of operations.

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

Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have encountered difficulties in projecting the ultimate severity of automobile losses over recent accident years, which we attribute to worsening litigation trends and an increased delay in the reporting of information with respect to the severity of claims to our insurance subsidiaries. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on automobile claims. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at September 30, 2018. For every 1% change in our insurance subsidiaries’ estimate for loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $4.6 million.

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

Our insurance subsidiaries’ unpaid liability for losses and loss expenses by major line of business at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Commercial lines:
Automobile	$99,404	$74,299
Workers’ compensation	111,500	103,318
Commercial multi-peril	86,719	71,011
Other	5,019	4,119

Total commercial lines	302,642	252,747

Personal lines:
Automobile	135,956	110,512
Homeowners	20,013	18,508
Other	2,222	1,634

Total personal lines	158,191	130,654

Total commercial and personal lines	460,833	383,401
Plus reinsurance recoverable	319,147	293,271

Total liability for unpaid losses and loss expenses	$779,980	$676,672

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

Percentage Change in Loss and Loss Expense Reserves Net of Reinsurance	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at September 30, 2018	Percentage Change in Stockholders’ Equity at September 30, 2018(1)	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2017	Percentage Change in Stockholders’ Equity at December 31, 2017(1)
(dollars in thousands)
(10.0)%	$414,750	8.8%	$345,061	6.8%
(7.5)	426,271	6.6	354,646	5.1
(5.0)	437,791	4.4	364,231	3.4
(2.5)	449,312	2.2	373,816	1.7
Base	460,833	—	383,401	—
2.5	472,354	(2.2)	392,986	(1.7)
5.0	483,875	(4.4)	402,571	(3.4)
7.5	495,395	(6.6)	412,156	(5.1)
10.0	506,916	(8.8)	421,741	(6.8)

(1)	Net of income tax effect.

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

The following table provides a reconciliation of our net premiums earned to our net premiums written for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net premiums earned	$187,662	$177,284	$555,140	$521,455
Change in net unearned premiums	(3,144)	5,194	20,583	36,296

Net premiums written	$184,518	$182,478	$575,723	$557,751

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

Combined Ratios

The following table presents comparative details with respect to our GAAP and statutory combined ratios for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
GAAP Combined Ratios (Total Lines)
Loss ratio (non-weather)	63.7%	54.2%	68.5%	58.2%
Loss ratio (weather-related)	11.3	10.3	9.5	10.2
Expense ratio	29.6	34.3	31.3	33.3
Dividend ratio	0.6	0.8	0.6	0.7

Combined ratio	105.2%	99.6%	109.9%	102.4%

Statutory Combined Ratios
Commercial lines:
Automobile	114.6%	116.6%	133.7%	110.5%
Workers’ compensation	83.6	67.6	86.6	78.5
Commercial multi-peril	96.0	86.7	101.2	96.6
Total commercial lines	97.5	86.9	104.8	91.8
Personal lines:
Automobile	115.8	103.8	114.5	105.8
Homeowners	110.3	117.0	112.0	115.2
Total personal lines	111.4	107.5	112.6	108.2
Total commercial and personal lines	105.2	98.2	109.0	100.8

Results of Operations – Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the third quarter of 2018 were $187.7 million, an increase of $10.4 million, or 5.9%, compared to $177.3 million for the third quarter of 2017, reflecting increases in net premiums written during 2018 and 2017.

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the three months ended September 30, 2018 were $184.5 million, an increase of $2.0 million, or 1.1%, from the $182.5 million of net premiums written for the third quarter of 2017. We attribute the increase primarily to the impact of premium rate increases and an increase in the writing of new accounts in commercial lines of business. Personal lines net premiums written decreased $3.2 million, or 3.0%, for the third quarter of 2018 compared to the third quarter of 2017. We attribute the decrease in personal lines primarily to net attrition as a result of underwriting measures our insurance subsidiaries have implemented to slow new policy growth and to increase pricing on renewal policies. Commercial lines net premiums written increased $5.2 million, or 6.8%, for the third quarter of 2018 compared to the third quarter of 2017. We attribute the increase in commercial lines primarily to premium rate increases throughout 2017 and 2018 and increased writings of new commercial accounts.

Investment Income. Our net investment income increased to $6.6 million for the third quarter of 2018, compared to $6.0 million for the third quarter of 2017. We attribute the increase primarily to an increase in average invested assets.

Net Realized Investment Gains. Net realized investment gains for the third quarter of 2018 were $3.5 million, compared to $561,429 for the third quarter of 2017. The net realized investment gains for the third quarter of 2018 resulted primarily from unrealized gains within our equity securities portfolio and a limited partnership that invests in equity securities. New accounting guidance we adopted on January 1, 2018 requires us to measure equity investments at fair value and recognize changes in fair value in our results of operations. The net realized investment gains for the third quarter of 2017 resulted primarily from strategic sales of equity securities within our investment portfolio and unrealized gains within a limited partnership that invests in equity securities. We did not recognize any impairment losses in our investment portfolio during the third quarters of 2018 or 2017.

Equity in Earnings of DFSC. Our equity in the earnings of DFSC was $732,768 for the third quarter of 2018, compared to $403,647 for the third quarter of 2017. We attribute the increase in DFSC’s earnings primarily to higher net interest income related to loan portfolio growth that DFSC achieved during 2017.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, for the third quarter of 2018 was 75.0%, an increase from our insurance subsidiaries’ loss ratio of 64.5% for the third quarter of 2017. On a statutory basis, our insurance subsidiaries’ commercial lines loss ratio was 67.5% for the third quarter of 2018, compared to 54.0% for the third quarter of 2017, primarily due to increases in the commercial automobile, commercial multiple-peril and workers’ compensation loss ratios. The personal lines statutory loss ratio of our insurance subsidiaries increased to 81.8% for the third quarter of 2018, compared to 73.7% for the third quarter of 2017. We attribute this increase primarily to an increase in the personal automobile loss ratio. Our insurance subsidiaries experienced adverse loss reserve development of approximately $2.7 million during the third quarter of 2018. Our insurance subsidiaries experienced favorable loss reserve development of approximately $3.4 million during the third quarter of 2017.

Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 29.6% for the third quarter of 2018, compared to 34.3% for the third quarter of 2017. We attribute the decrease to lower underwriting-based incentives for the third quarter of 2018 compared to the third quarter of 2017, as well as savings associated with the consolidation of certain operations of Peninsula in July 2018.

Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were 105.2% and 99.6% for the three months ended September 30, 2018 and 2017, respectively. We attribute the increase in the combined ratio to an increase in the loss ratio for the third quarter of 2018 compared to the third quarter of 2017.

Interest Expense. Our interest expense for the third quarter of 2018 was $651,768, compared to $466,262 for the third quarter of 2017. We attribute the increase to higher interest rates in effect for borrowings under our lines of credit during the third quarter of 2018 compared to the third quarter of 2017.

Income Taxes. We recorded income tax expense of $70,630 for the third quarter of 2018, which reflects our anticipation of an estimated carryback of our taxable loss in 2018 to prior tax years. Income tax expense was $1.4 million for the third quarter of 2017, representing an effective tax rate of 16.5%. The income tax expense and effective tax rate for the third quarter of 2017 represented an estimate based on our projected annual taxable income.

Net Income and Income Per Share. Our net income for the third quarter of 2018 was $1.2 million, or $.04 per share of Class A common stock on a diluted basis and $.04 per share of Class B common stock, compared to net income of $7.1 million, or $.26 per share of Class A common stock on a diluted basis and $.24 per share of Class B common stock, for the third quarter of 2017. We had 22.7 million and 21.8 million Class A shares outstanding at September 30, 2018 and 2017, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.

Results of Operations – Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the first nine months of 2018 were $555.1 million, an increase of $33.6 million, or 6.5%, compared to $521.5 million for the first nine months of 2017, reflecting increases in net premiums written during 2018 and 2017.

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the nine months ended September 30, 2018 were $575.7 million, an increase of $17.9 million, or 3.2%, from the $557.8 million of net premiums written for the first nine months of 2017. We attribute the increase primarily to the impact of premium rate increases and an increase in the writing of new accounts in commercial lines of business. Personal lines net premiums written increased $1.7 million, or 0.6%, for the first nine months of 2018 compared to the first nine months of 2017. We attribute the increase in personal lines primarily to premium rate increases our insurance subsidiaries implemented throughout 2017 and 2018, partially offset by net attrition as a result of underwriting measures our insurance subsidiaries have implemented to slow new policy growth and increased pricing on renewal policies. Commercial lines net premiums written increased $16.2 million, or 6.4%, for the first nine months of 2018 compared to the first nine months of 2017. We attribute the increase in commercial lines primarily to premium rate increases throughout 2017 and 2018 and increased writings of new commercial accounts.

Investment Income. Our net investment income increased to $19.3 million for the first nine months of 2018, compared to $17.4 million for the first nine months of 2017. We attribute the increase primarily to an increase in average invested assets.

Net Realized Investment Gains. Net realized investment gains for the first nine months of 2018 were $4.1 million, compared to $4.2 million for the first nine months of 2017. The net realized investment gains for the first nine months of 2018 resulted primarily from net unrealized gains within our equity securities portfolio and a limited partnership that invests in equity securities. New accounting guidance we adopted on January 1, 2018 requires us to measure equity investments at fair value and recognize changes in fair value in our results of operations. The net realized investment gains for the first nine months of 2017 resulted primarily from strategic sales of equity securities within our investment portfolio and unrealized gains within a limited partnership that invests in equity securities. We did not recognize any impairment losses in our investment portfolio during the first nine months of 2018 or 2017.

Equity in Earnings of DFSC. Our equity in the earnings of DFSC was $2.2 million for the first nine months of 2018, compared to $1.0 million for the first nine months of 2017. We attribute the increase in DFSC’s earnings primarily to higher net interest income related to loan portfolio growth that DFSC achieved during 2017.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, for the first nine months of 2018 was 78.0%, an increase from our insurance subsidiaries’ loss ratio of 68.4% for the first nine months of 2017. On a statutory basis, our insurance subsidiaries’ commercial lines loss ratio was 74.1% for the first nine months of 2018, compared to 60.4% for the first nine months of 2017, primarily due to increases in the commercial automobile, commercial multiple-peril and workers’ compensation loss ratios. The personal lines statutory loss ratio of our insurance subsidiaries increased to 81.8% for the first nine months of 2018, compared to 75.4% for the first nine months of 2017. We attribute this increase primarily to an increase in the personal automobile loss ratio. In the first nine months of 2018, our insurance subsidiaries added $13.0 million to their loss reserves for personal automobile and $19.1 million to their loss reserves for commercial automobile for accident years prior to 2018 based on new information they received during the first nine months of 2018. Our insurance subsidiaries experienced unfavorable loss reserve development of approximately $5.0 million during the first nine months of 2017.

Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 31.3% for the first nine months of 2018, compared to 33.3% for the first nine months of 2017. We attribute the decrease to lower underwriting-based incentives for the first nine months of 2018 compared to the first nine months of 2017, partially offset by a $1.9 million restructuring charge in the second quarter of 2018 for employee termination costs associated with the consolidation of certain operations and closing of the branch office of Peninsula. We expect to achieve annualized expense savings of approximately $3.7 million as a result of implementing the Peninsula consolidation.

Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were 109.9% and 102.4% for the nine months ended September 30, 2018 and 2017, respectively. We attribute the increase in the combined ratio to an increase in the loss ratio for the first nine months of 2018 compared to the first nine months of 2017.

Interest Expense. Our interest expense for the first nine months of 2018 was $1.7 million, compared to $1.2 million for the first nine months of 2017. We attribute the increase to higher interest rates in effect for borrowings under our lines of credit during the first nine months of 2018 compared to the first nine months of 2017.

Income Taxes. We recorded an income tax benefit of $10.8 million for the first nine months of 2018 based upon an estimated carryback of our taxable loss in 2018 to prior tax years. We recorded income tax expense of $1.9 million for the first nine months of 2017, representing an effective tax rate of 16.4% . The income tax expense and effective tax rate for the first nine months of 2017 represented an estimate based on our projected annual taxable income.

Net (Loss) Income and (Loss) Earnings Per Share. Our net loss for the first nine months of 2018 was $17.8 million, or    $.64 per share of Class A common stock and $.59 per share of Class B common stock, compared to net income of $9.9 million, or $.36 per share of Class A common stock on a diluted basis and $.33 per share of Class B common stock, for the first nine months of 2017. We had 22.7 million and 21.8 million Class A shares outstanding at September 30, 2018 and 2017, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as such obligations and needs arise. Our major sources of funds from operations are the net cash flows we generate from our insurance subsidiaries’ underwriting results, investment income and investment maturities.

Our operations have historically generated sufficient net positive cash flow to fund our commitments and add to our investment portfolio, thereby increasing future investment returns and enhancing our liquidity. The impact of the pooling agreement between Donegal Mutual and Atlantic States has historically been cash-flow positive because of the consistent underwriting profitability of the pool. Donegal Mutual and Atlantic States settle their respective obligations to each other under the pool monthly, thereby resulting in cash flows substantially similar to the cash flows that would result from each company writing the business directly. We have not experienced any unusual variations in the timing of claim payments associated with the loss reserves of our insurance subsidiaries. We maintain significant liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective, thereby providing an additional measure of liquidity to meet our obligations should an unexpected variation occur in the future. Our operating activities provided net cash flows in the first nine months of 2018 and 2017 of $59.9 million and $62.7 million, respectively.

At September 30, 2018, we had $25.0 million in outstanding borrowings under our line of credit with M&T and had the ability to borrow an additional $35.0 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus 2.25%. The interest rate on these borrowings was 4.51% at September 30, 2018. At September 30, 2018, Atlantic States had $35.0 million in outstanding advances with the FHLB of Pittsburgh. The interest rate on these advances was 2.32% at September 30, 2018.

The following table shows our expected payments for significant contractual obligations at September 30, 2018:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Net liability for unpaid losses and loss expenses of our insurance subsidiaries	$460,833	$213,966	$214,535	$16,560	$15,772
Subordinated debentures	5,000	—	—	—	5,000
Borrowings under lines of credit	60,000	35,000	25,000	—	—

Total contractual obligations	$525,833	$248,966	$239,535	$16,560	$20,772

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

We discuss in Note 7 – Borrowings our estimate of the timing of the amounts payable for the borrowings under our lines of credit based on their contractual maturities. The borrowings under our lines of credit carry interest rates that vary as we discuss in Note 7 – Borrowings. With the exception of a requirement that we maintain a minimum interest coverage ratio, we complied with all requirements of the credit agreement during the nine months ended September 30, 2018. M&T waived the minimum interest coverage ratio requirement at September 30, 2018. Based upon the interest rates in effect at September 30, 2018, our annual interest cost associated with the borrowings under our lines of credit is approximately $2.1 million. For every 1% change in the interest rate associated with the borrowings under our lines of credit, the effect on our annual interest cost would be approximately $600,000.

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

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the SEC and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the nine months ended September 30, 2018 or 2017. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through September 30, 2018.

On October 18, 2018, our board of directors declared quarterly cash dividends of 14.25 cents per share of our Class A common stock and 12.50 cents per share of our Class B common stock, payable on November 15, 2018 to our stockholders of record as of the close of business on November 1, 2018. We are not subject to any restrictions on our payment of dividends to our stockholders, although there are state law restrictions on the payment of dividends by our insurance subsidiaries to us. Dividends from our insurance subsidiaries are our principal source of cash for payment of dividends to our stockholders. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk based capital (“RBC”) requirements that limit their ability to pay dividends to us. Our insurance subsidiaries’ statutory capital and surplus at December 31, 2017 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin. Our insurance subsidiaries paid $6.0 million in dividends to us during the first nine months of 2018. Amounts remaining available for distribution to us as dividends from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities in 2018 are $20.3 million from Atlantic States, $5.5 million from Southern, $2.3 million from Le Mars, $1.6 million from Peninsula, $0 from Sheboygan and $1.3 million from MICO, or a total of approximately $31.0 million.

At September 30, 2018, we had no material commitments for capital expenditures.

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

There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2017 through September 30, 2018.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at September 30, 2018, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information we are required to disclose in the reports that we file or submit under the Exchange Act, and our disclosure controls and procedures were also effective to ensure that information we disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Our business, results of operations and financial condition, and, therefore, the value of our Class A common stock and our Class B common stock, are subject to a number of risks. For a description of certain risks, we refer to “Risk Factors” in our 2017 Annual Report on Form 10-K that we filed with the SEC on March 9, 2018. There have been no material changes in the risk factors we disclosed in that Form 10-K Report during the nine months ended September 30, 2018.

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

DONEGAL GROUP INC.

November 9, 2018	By:	/s/ Kevin G. Burke
Kevin G. Burke, President and Chief Executive Officer

November 9, 2018	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Executive Vice President and Chief Financial Officer