Form 10-K
period 2018-12-31
DONEGAL GROUP INC
filed 2019-03-14
CIK 800457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐.

Indicate by check mark whether the registrant is a shell company.    Yes  ☐.    No  ☒.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $173,621,480.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 22,850,087 shares of Class A common stock and 5,576,775 shares of Class B common stock outstanding on March 1, 2019.

Documents Incorporated by Reference

The registrant incorporates by reference portions of the registrant’s definitive proxy statement relating to registrant’s annual meeting of stockholders to be held April 18, 2019 into Part III of this report.

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

Donegal Mutual Insurance Company, or Donegal Mutual, organized us as an insurance holding company on August 26, 1986. At December 31, 2018, Donegal Mutual held approximately 43% of our outstanding Class A common stock and approximately 84% of our outstanding Class B common stock. Donegal Mutual’s ownership provides Donegal Mutual with approximately 72% of the combined voting power of our outstanding shares of Class A common stock and our outstanding shares of Class B common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to an intercompany pooling agreement and other intercompany agreements and transactions we describe in Note 3 of the Notes to Consolidated Financial Statements. While maintaining the separate corporate existence of each company, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

At December 31, 2018, we had four segments: our investment function, our personal lines of insurance, our commercial lines of insurance and our investment in Donegal Financial Services Corporation, or DFSC. We set forth financial information about these segments in Note 19 of the Notes to Consolidated Financial Statements. The personal lines products of our insurance subsidiaries consist primarily of homeowners and private passenger automobile policies. The commercial lines products of our insurance subsidiaries consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies.

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

We believe we have a substantial opportunity, as a well-capitalized regional insurance holding company with a solid business strategy, to grow profitably and compete effectively with larger national property and casualty insurers. Our downstream holding company structure, with Donegal Mutual holding approximately 72% of the combined voting power of our common stock, has proven its effectiveness and success over the 32 years of our existence. Over that time period, we have grown significantly in terms of revenue and financial strength, and the Donegal Insurance Group has developed an excellent reputation as a regional group of property and casualty insurers.

We have been an effective consolidator of smaller “main street” property and casualty insurance companies, and we pursue opportunities to acquire other insurance companies to expand our business in a given region. Since 1995, we have completed six acquisitions of property and casualty insurance companies or began to participate in their business through Donegal Mutual’s entry into quota-share reinsurance agreements with them.

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

In July 2018, we consolidated the branch office operations of Peninsula into our home office operations to achieve economies of scale and enhance service levels for policyholders of Peninsula. We recorded a restructuring charge for employee termination costs associated with the Peninsula consolidation of approximately $1.9 million. We paid approximately $1.5 million of these costs in 2018 and had an accrual of approximately $390,000 remaining at December 31, 2018. We entered into a definitive purchase agreement for the sale of Peninsula’s branch office in 2018. The sale was completed in January 2019, and we received net proceeds of $1.2 million. We recorded an impairment charge of $1.1 million in other expenses in 2018 related to this real estate transaction and included the $1.2 million fair value of the real estate we held for sale in other assets at December 31, 2018.

In June 2018, we and Donegal Mutual Insurance Company entered into an agreement to sell DFSC and its wholly owned subsidiary, Union Community Bank, to Northwest Bancshares, Inc. (“Northwest”). We consummated that transaction on March 8, 2019, resulting in proceeds valued at approximately $85.8 million in a combination of cash and Northwest common stock. Immediately prior to the closing of the merger, DFSC paid a dividend of approximately $29.2 million to us and Donegal Mutual. As the owner of 48.2% of DFSC’s common stock, we received a dividend payment from DFSC of approximately $14.1 million and consideration from Northwest valued at approximately $41.4 million. This transaction represented the culmination of a banking strategy that began with the formation of DFSC in 2000. We and Donegal Mutual will utilize proceeds from the sale of DFSC to support expansion of our combined property and casualty insurance operations.

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

In connection with the formation of Atlantic States and the establishment of our downstream insurance holding company system, Donegal Mutual and Atlantic States entered into a proportional reinsurance agreement, or pooling agreement, that became effective October 1, 1986. Under the pooling agreement, Donegal Mutual and Atlantic States pool substantially all of their respective premiums, losses and loss expenses to the reinsurance pool, and the reinsurance pool, acting through Donegal Mutual, then cedes a portion of the pooled business, currently 80%, to Atlantic States. Donegal Mutual and Atlantic States share the underwriting results in proportion to their respective participation in the underwriting pool.

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

The following chart depicts our organizational structure, including all of our property and casualty insurance subsidiaries and Southern Mutual:

(1)

Because of the different relative voting power of our Class A common stock and our Class B common stock, our public stockholders hold approximately 28% of the combined voting power of our Class A common stock and our Class B common stock and Donegal Mutual holds approximately 72% of the combined voting power of our Class A common stock and our Class B common stock.

Relationship with Donegal Mutual

Donegal Mutual provides facilities, personnel and other services to us and our insurance subsidiaries. Donegal Mutual allocates certain related expenses to Atlantic States in relation to the relative participation of Donegal Mutual and Atlantic States in the underwriting pool they maintain. Our insurance subsidiaries other than Atlantic States reimburse Donegal Mutual for their respective personnel costs and bear their proportionate share of information services costs based on each subsidiaries’ respective percentage of the total net premiums written of the Donegal Insurance Group. Charges for these services to Atlantic States and our other insurance subsidiaries totaled $126.2 million, $125.0 million and $122.4 million for 2018, 2017 and 2016, respectively.

Our insurance subsidiaries have various reinsurance arrangements with Donegal Mutual. These agreements include:

•	catastrophe reinsurance agreements with Atlantic States, Le Mars, MICO, Peninsula, Sheboygan and Southern; and

•	quota-share reinsurance agreements with MICO and Peninsula.

The purpose of the catastrophe reinsurance agreements is to lessen the effects of an accumulation of losses arising from one event to levels that are appropriate given each subsidiary’s size, underwriting profile and amount of surplus.

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

The coordinating committee also meets annually to review each existing agreement between Donegal Mutual and us or our insurance subsidiaries, including all reinsurance agreements between Donegal Mutual and our insurance subsidiaries. The purpose of this annual review is to examine the results of the agreements over the past year and, in the case of reinsurance agreements, over several years and to determine if the results of the existing agreements remain fair and equitable to us and our stockholders and fair and equitable to Donegal Mutual and its policyholders or if Donegal Mutual and we should mutually agree to certain adjustments to the terms of the agreements. In the case of these reinsurance agreements, the annual adjustments typically relate to the reinsurance premiums, losses and reinstatement premiums. These agreements are ongoing in nature and will continue in effect throughout 2019 in the ordinary course of our business.

Our members on the coordinating committee, as of the date of this Form 10-K Report, are Robert S. Bolinger and Richard D. Wampler, II. Donegal Mutual’s members on the coordinating committee as of such date are Michael W. Brubaker and John E. Hiestand. We refer to our proxy statement for our annual meeting of stockholders to be held on April 18, 2019 for further information about the members of the coordinating committee.

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

In the first quarter of 2019, our board of directors and the board of directors of Donegal Mutual each undertook a review of the relationships between Donegal Mutual and DGI and determined that continuing the current relationships and the current corporate structure of Donegal Mutual and DGI is in the best interests of DGI and its various constituencies.

Business Strategy

Our strategy is designed to allow our insurance subsidiaries to achieve their longstanding goal of outperforming the United States property and casualty insurance industry in terms of profitability and service, thereby providing value to the policyholders of our insurance subsidiaries and, ultimately, providing value to our stockholders. The annual net premiums earned of our insurance subsidiaries have increased from $301.5 million in 2006 to $741.3 million in 2018, a compound annual growth rate of 7.8%.

The combined ratio of our insurance subsidiaries and that of the United States property and casualty insurance industry as computed using United States generally accepted accounting principles, or GAAP, and statutory accounting principles, or SAP, for the years 2014 through 2018 are shown in the following table:

	2018	2017	2016	2015	2014
Our GAAP combined ratio	110.1%	103.0%	98.1%	99.0%	101.7%
Our SAP combined ratio	109.4	101.7	96.8	97.4	100.5
Industry SAP combined ratio (1)	101.5	105.1	100.9	98.3	97.4

(1)	As reported (projected for 2018) by A.M. Best Company.

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

•	Acquiring property and casualty insurance companies to augment the organic growth of our insurance subsidiaries.

We have been an effective consolidator of smaller “main street” property and casualty insurance companies, and we expect to continue to acquire other insurance companies to expand our business in a given region over time.

Since 1995, we have completed six acquisitions of property and casualty insurance companies or participated in their business through Donegal Mutual’s entry into quota-share reinsurance agreements with them. We intend to continue our growth by pursuing affiliations and acquisitions that meet our criteria. Our primary criteria are:

•	location in regions where our insurance subsidiaries are currently conducting business or that offer an attractive opportunity to conduct profitable business;

•	a mix of business similar to the mix of business of our insurance subsidiaries;

•	annual premium volume between $50.0 million to $100.0 million; and

•	fair and reasonable transaction terms.

We believe that our relationship with Donegal Mutual assists us in pursuing affiliations with, and subsequent acquisitions of, mutual insurance companies because, through Donegal Mutual, we understand the concerns and issues that mutual insurance companies face. In particular, Donegal Mutual has had success affiliating with underperforming mutual insurance companies, and we have either acquired them following their conversion to a stock company or benefited from their underwriting results as a result of Donegal Mutual’s entry into a 100% quota-share reinsurance agreement with them and placement of that assumed business into the pooling agreement. We have utilized our strengths and financial position to improve the operations of those underperforming insurance companies. We evaluate a number of areas for operational synergies when considering acquisitions, including product underwriting, expenses, the cost of reinsurance and technology.

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

We believe that our ability to make direct acquisitions of stock insurance companies and to make indirect acquisitions of mutual insurance companies through a sponsored conversion or a quota-share reinsurance agreement provides us with flexibility that is a competitive advantage in making acquisitions. We also believe our historic record demonstrates our ability to acquire control of an underperforming insurance company, re-underwrite its book of business, reduce its cost structure and return it to sustained profitability.

While Donegal Mutual and we generally engage in preliminary discussions with potential direct or indirect acquisition candidates from time to time, neither Donegal Mutual nor we make any public disclosure regarding a proposed acquisition until Donegal Mutual or we have entered into a definitive acquisition agreement.

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

Our insurance subsidiaries maintain stringent expense controls under direct supervision of their senior management. We centralize many processing and administrative activities of our insurance subsidiaries to realize operating synergies and better expense control. Our insurance subsidiaries utilize technology to automate much of their underwriting and to facilitate agency and policyholder communications on an efficient, timely and cost-effective basis. We operate on a paperless basis. Our insurance subsidiaries have increased their annual premium per employee, a measure of efficiency that our insurance subsidiaries use to evaluate their operations, from approximately $470,000 in 1999 to approximately $1.1 million in 2018.

Donegal Mutual and our insurance subsidiaries strive to maintain technology comparable to that of their larger competitors. “Ease of doing business” is an increasingly important component of an insurer’s value to an independent agency. Our insurance subsidiaries provide a fully automated personal lines underwriting and policy issuance system called “WritePro®.” WritePro® is a web-based user interface that substantially eases data entry and facilitates the quoting and issuance of policies for the independent agents of our insurance subsidiaries. Our insurance subsidiaries also provide a similar commercial business system called “WriteBiz®.” WriteBiz® is a web-based user interface that provides the independent agents of our insurance subsidiaries with an online ability to quote and issue commercial automobile, workers’ compensation, business owners and tradesman policies automatically. WriteFarm® is a web-based user interface that provides the independent agents of our insurance subsidiaries with an online ability to quote and issue farm policies. As a result, applications of the independent agents for our insurance subsidiaries can result in policy issuance without further re-entry of information. These systems also interface with the policy management systems of the independent agents of our insurance subsidiaries.

•	Maintaining a conservative investment approach.

Return on invested assets is an important element of the financial results of our insurance subsidiaries. The investment strategy of our insurance subsidiaries is to generate an appropriate amount of after-tax income on invested assets while minimizing credit risk through investments in high-quality securities. As a result, our insurance subsidiaries seek to invest a high percentage of their assets in diversified, highly rated and marketable fixed-maturity instruments. The fixed-maturity portfolios of our insurance subsidiaries consist of both taxable and tax-exempt securities. Our insurance subsidiaries maintain a portion of their portfolios in short-term securities to provide liquidity for the payment of claims and operation of their respective businesses. Our insurance subsidiaries maintain a small percentage (4.2% at December 31, 2018) of their portfolios in equity securities.

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

The following table sets forth the net premiums written of our insurance subsidiaries by line of insurance for the periods indicated:

	Year Ended December 31,
	2018		2017		2016
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Personal lines:
Automobile	$249,275	33.5%	$255,297	35.0%	$229,789	33.7%
Homeowners	123,782	16.6	125,054	17.2	122,811	18.0
Other	21,064	2.9	19,672	2.7	19,057	2.8

Total personal lines	394,121	53.0	400,023	54.9	371,657	54.5

Commercial lines:
Automobile	108,123	14.5	99,333	13.6	87,849	12.9
Commercial multi-peril	117,509	15.8	110,313	15.1	104,728	15.4
Workers’ compensation	109,022	14.7	109,884	15.1	108,349	15.9
Other	15,241	2.0	9,586	1.3	9,451	1.3

Total commercial lines	349,895	47.0	329,116	45.1	310,377	45.5

Total business	$744,016	100.0%	$729,139	100.0%	$682,034	100.0%

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

Distribution

Our insurance subsidiaries market their products primarily in the Mid-Atlantic, Midwestern, New England and Southern regions through approximately 2,400 independent insurance agencies. At December 31, 2018, the Donegal Insurance Group actively wrote business in 22 states (Alabama, Delaware, Georgia, Illinois, Indiana, Iowa, Maine, Maryland, Michigan, Nebraska, New Hampshire, New York, North Carolina, Ohio, Pennsylvania, South Carolina, South Dakota, Tennessee, Vermont, Virginia, West Virginia and Wisconsin). Donegal Mutual and its subsidiaries also write business in four Southwestern states (Colorado, New Mexico, Texas and Utah). Donegal Mutual currently excludes the business written in these four states from the pooling agreement between Donegal Mutual and Atlantic States. As a result, this business has no impact on our results of operations. We believe the relationships of our insurance subsidiaries with their independent agents are valuable in identifying, obtaining and retaining profitable business. Our insurance subsidiaries maintain a stringent agency selection procedure that emphasizes appointing agencies with proven marketing strategies for the development of profitable business, and our insurance subsidiaries only appoint agencies with a strong underwriting history and potential growth capabilities. Our insurance subsidiaries also regularly evaluate the independent agencies that represent them based on their profitability and performance in relation to the objectives of our insurance subsidiaries. Our insurance subsidiaries seek to be among the top three insurers within each of their agencies for the lines of business our insurance subsidiaries write.

The following table sets forth the percentage of direct premiums our insurance subsidiaries write, including 80% of the direct premiums Donegal Mutual and Atlantic States write, in each of the states where they conducted a significant portion of their business in 2018:

Pennsylvania	34.3%
Michigan	15.4
Maryland	8.7
Virginia	8.0
Georgia	7.9
Delaware	5.7
Wisconsin	3.8
Ohio	3.1
Iowa	2.6
Nebraska	2.3
Tennessee	2.3
South Dakota	1.2
Other	4.7

Total	100.0%

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

The business strategy of our insurance subsidiaries depends on the use, development and implementation of integrated technology systems. These systems enable our insurance subsidiaries to provide quality service to agents and policyholders by processing business in a timely and efficient manner, communicating and sharing data with agents, providing a variety of methods for the payment of premiums and allowing for the accumulation and analysis of information for the management of our insurance subsidiaries.

We believe the availability and use of these technology systems has resulted in improved service to agents and policyholders, increased efficiencies in processing the business of our insurance subsidiaries and lower operating costs. Key components of these integrated technology systems are the agency interface system, the WritePro®, WriteBiz® and WriteFarm® systems, a claims processing system and an imaging system. The agency interface system provides our insurance subsidiaries with a high level of data sharing both to and from agents’ systems and also provides agents with an integrated means of processing new business. The WritePro®, WriteBiz® and WriteFarm® systems are fully automated underwriting and policy issuance systems that provide agents with the ability to generate underwritten quotes and automatically issue policies that meet the underwriting guidelines of our insurance subsidiaries with limited or no intervention by their personnel. The claims processing system allows our insurance subsidiaries to process claims efficiently and in an automated environment. The imaging system eliminates the need to handle paper files, while providing greater access to the same information by a variety of personnel. We believe our agency-facing technology systems compare favorably to those of many national property and casualty insurance carriers in terms of quality and service levels. In 2018, Donegal Mutual initiated a multi-year systems modernization project that will facilitate the replacement of its remaining legacy systems, streamline our business processes and workflows and enhance our data analytics and modeling capabilities.

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

Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced an increase in claims severity and a lengthening of the claim settlement periods on bodily injury claims during the past several years. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on bodily injury claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at December 31, 2018. For every 1% change in our insurance subsidiaries’ loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $4.8 million.

The establishment of appropriate liabilities is an inherently uncertain process and we can provide no assurance that our insurance subsidiaries’ ultimate liability will not exceed our insurance subsidiaries’ loss and loss expense reserves and have an adverse effect on our results of operations and financial condition. Furthermore, we cannot predict the timing, frequency and extent of adjustments to our insurance subsidiaries’ estimated future liabilities, because the historical conditions and events that serve as a basis for our insurance subsidiaries’ estimates of ultimate claim costs may change. As is the case for substantially all property and casualty insurance companies, our insurance subsidiaries have found it necessary in the past to increase their estimated future liabilities for losses and loss expenses in certain periods and, in other periods, their estimated future liabilities for losses and loss expenses have exceeded their actual liabilities for losses and loss expenses. Changes in our insurance subsidiaries’ estimates of their liability for losses and loss expenses generally reflect actual payments and their evaluation of information received subsequent to the prior reporting period. Our insurance subsidiaries recognized an increase in their liability for losses and loss expenses of prior years of $35.6 million, $6.6 million and $3.0 million in 2018, 2017 and 2016, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy, key reserving assumptions or claims management personnel, and they have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in these years. The 2018 development represented 9.3% of the December 31, 2017 net carried reserves and resulted primarily from higher-than-expected severity in the commercial multiple peril, personal automobile and commercial automobile lines of business, offset by lower-than-expected severity in the workers’ compensation line of business, in accident years prior to 2018. The majority of the 2018 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States, Southern and Peninsula. During 2018, our insurance subsidiaries received new information on previously-reported commercial automobile and personal automobile claims that led our insurance subsidiaries to conclude that their prior actuarial assumptions did not fully anticipate recent changes in severity and reporting trends. Our insurance subsidiaries have encountered increasing difficulties in projecting the ultimate severity of automobile losses over recent accident years, which our insurance subsidiaries attribute to worsening litigation trends and an increased delay in the reporting to our insurance subsidiaries of information with respect to the severity of claims. As a result, our insurance subsidiaries’ actuaries increased their projections of the ultimate cost of our insurance subsidiaries’ prior-year personal automobile and commercial automobile losses, and our insurance subsidiaries added $17.7 million to their reserves for personal automobile and $20.8 million to their reserves for commercial automobile for accident years prior to 2018. The 2017 development represented 1.9% of the December 31, 2016 net carried reserves and resulted primarily from higher-than-expected severity in the commercial multiple peril, personal automobile and commercial automobile lines of business, offset by lower-than-expected severity in the workers’ compensation line of business, in accident years prior to 2017. The majority of the 2017 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States and Peninsula. The 2016 development represented 0.9% of the December 31, 2015 net carried reserves and resulted primarily from higher-than-expected severity in the commercial multiple peril and commercial automobile liability lines of business, offset by lower-than-expected severity in the workers’ compensation line of business in accident years prior to 2016. The majority of the 2016 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States and Southern.

Excluding the impact of severe weather events, our insurance subsidiaries have noted stable amounts in the number of claims incurred and the number of claims outstanding at period ends relative to their premium base in recent years across most of their lines of business. However, the amount of the average claim outstanding has increased gradually over the past several years due to various factors such as rising medical loss costs and increased litigation trends. We have also experienced a general slowing of settlement rates in litigated claims. Our insurance subsidiaries could have to make further adjustments to their estimates in the future. However, on the basis of our insurance subsidiaries’ internal procedures, which analyze, among other things, their prior assumptions, their experience with similar cases and historical trends such as reserving patterns, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes, we believe that our insurance subsidiaries have made adequate provision for their liability for losses and loss expenses.

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

Differences between liabilities reported in our financial statements prepared on a GAAP basis and our insurance subsidiaries’ financial statements prepared on a SAP basis result from anticipating salvage and subrogation recoveries for GAAP but not for SAP. These differences amounted to $20.0 million, $18.0 million and $16.8 million at December 31, 2018, 2017 and 2016, respectively.

The following table sets forth a reconciliation of the beginning and ending GAAP net liability of our insurance subsidiaries for unpaid losses and loss expenses for the periods indicated:

	Year Ended December 31,
(in thousands)	2018	2017	2016

Gross liability for unpaid losses and loss expenses at beginning of year	$676,672	$606,665	$578,205
Less reinsurance recoverable	293,271	259,147	256,151

Net liability for unpaid losses and loss expenses at beginning of year	383,401	347,518	322,054

Provision for net losses and loss expenses for claims incurred in the current year	540,827	480,647	420,327
Change in provision for estimated net losses and loss expenses for claims incurred in prior years	35,631	6,621	2,989

Total incurred	576,458	487,268	423,316

Net losses and loss expense payments for claims incurred during:
The current year	308,578	288,380	248,106
Prior years	175,883	163,005	149,746

Total paid	484,461	451,385	397,852

Net liability for unpaid losses and loss expenses at end of year	475,398	383,401	347,518
Plus reinsurance recoverable	339,267	293,271	259,147

Gross liability for unpaid losses and loss expenses at end of year	$814,665	$676,672	$606,665

The following table sets forth the development of the liability for net unpaid losses and loss expenses of our insurance subsidiaries from 2008 to 2018. Loss data in the table includes business Atlantic States received from the underwriting pool.

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

The “Net liability re-estimated as of” portion of the table shows the re-estimated amount of the previously recorded liability based on experience for each succeeding year. The estimate increases or decreases as payments are made and more information becomes known about the severity of the remaining unpaid claims. For example, the 2008 liability has developed a deficiency after ten years because we expect the re-estimated net losses and loss expenses to be $6.5 million more than the estimated liability we initially established in 2008 of $161.3 million.

The “Cumulative deficiency (excess)” shows the cumulative deficiency or excess at December 31, 2018 of the liability estimate shown on the top line of the corresponding column. A deficiency in liability means that the liability established in prior years was less than the amount of actual payments and currently re-estimated remaining unpaid liability. An excess in liability means that the liability established in prior years exceeded the amount of actual payments and currently re-estimated unpaid liability remaining.

The “Cumulative amount of liability paid through” portion of the table shows the cumulative net losses and loss expense payments made in succeeding years for net losses incurred prior to the balance sheet date. For example, the 2008 column indicates that at December 31, 2018 payments equal to $164.4 million of the currently re-estimated ultimate liability for net losses and loss expenses of $167.8 million had been made.

Amounts shown in the 2008 column of the table include information for Sheboygan for all accident years prior to 2008. Amounts shown in the 2010 column of the table include information for MICO for all accident years prior to 2010.

	Year Ended December 31,
(in thousands)	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
Net liability at end of year for unpaid losses and loss expenses	$161,307	$180,262	$217,896	$243,015	$250,936	$265,605	$292,301	$322,054	$347,518	$383,401	$475,398
Net liability re-estimated as of:
One year later	171,130	177,377	217,728	250,611	261,294	280,074	299,501	325,043	354,139	419,032
Two years later	167,446	177,741	217,355	255,612	268,877	281,782	299,919	329,115	375,741
Three years later	166,756	178,403	218,449	257,349	270,473	281,666	304,855	338,118
Four years later	166,852	179,909	218,514	256,460	270,794	284,429	307,840
Five years later	166,788	179,961	218,202	255,660	271,954	285,130
Six years later	166,964	179,858	217,430	256,388	272,553
Seven years later	167,425	179,996	217,703	257,132
Eight years later	167,732	180,130	218,173
Nine years later	167,508	180,487
Ten years later	167,829
Cumulative deficiency (excess)	6,522	225	277	14,117	21,617	19,525	15,539	16,064	28,223	35,631

Cumulative amount of liability paid through:
One year later	$79,592	$84,565	$96,202	$119,074	$126,677	$131,766	$131,779	$149,746	$163,005	$175,883
Two years later	116,035	123,204	148,140	181,288	191,208	194,169	206,637	228,506	250,678
Three years later	136,837	147,165	178,073	217,138	225,956	233,371	251,654	274,235
Four years later	148,243	161,363	195,948	234,392	245,094	255,451	274,248
Five years later	155,331	169,452	203,633	241,538	254,502	265,841
Six years later	160,324	173,153	206,731	245,774	259,437
Seven years later	162,531	174,376	209,527	248,195
Eight years later	163,432	175,662	210,982
Nine years later	163,870	176,514
Ten years later	164,408
	Year Ended December 31,
(in thousands)	2010	2011	2012	2013	2014	2015	2016	2017	2018
Gross liability at end of year	$383,317	$442,408	$458,827	$495,619	$538,258	$578,205	$606,665	$676,672	$814,665
Reinsurance recoverable	165,421	199,393	207,891	230,014	245,957	256,151	259,147	293,271	339,266
Net liability at end of year	217,896	243,015	250,936	265,605	292,301	322,054	347,518	383,401	475,398
Gross re-estimated liability	402,154	469,752	498,566	526,790	567,339	606,362	650,679	726,080
Re-estimated recoverable	183,981	212,620	226,013	241,660	259,499	268,244	274,938	307,048
Net re-estimated liability	218,173	257,132	272,553	285,130	307,840	338,118	375,741	419,032
Gross cumulative deficiency (excess)	18,837	27,344	39,738	31,171	29,081	28,157	44,014	49,408

Third-Party Reinsurance

Our insurance subsidiaries and Donegal Mutual purchase certain third-party reinsurance on a combined basis. Through December 31, 2018, Le Mars, MICO, Peninsula and Sheboygan also had separate third-party reinsurance programs that provided certain coverage that was commensurate with their relative size and exposures. Our insurance subsidiaries use several different reinsurers, all of which, consistent with the requirements of our insurance subsidiaries and Donegal Mutual, have an A.M. Best rating of A- (Excellent) or better or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A- (Excellent) rating from A.M. Best.

The external reinsurance our insurance subsidiaries and Donegal Mutual purchase includes:

•

excess of loss reinsurance, under which the losses of Donegal Mutual and our insurance subsidiaries are automatically reinsured, through a series of contracts, over a set retention of $1.0 million for property losses and a retention of $2.0 million for casualty losses (including workers’ compensation losses); and

•

catastrophe reinsurance, under which Donegal Mutual and our insurance subsidiaries recover, through a series of reinsurance agreements, 100% of an accumulation of many losses resulting from a single event, including natural disasters, over a set retention of $10.0 million and after exceeding an annual aggregate deductible $1.2 million up to aggregate losses of $190.0 million per occurrence.

The amount of coverage each of these types of reinsurance provides depends upon the amount, nature, size and location of the risk being reinsured.

For property insurance, our insurance subsidiaries have excess of loss treaties that provide for coverage of $34.0 million per loss over a set retention of $1.0 million. For liability insurance, our insurance subsidiaries have excess of loss treaties that provide for coverage of $58.0 million per occurrence over a set retention of $2.0 million. For workers’ compensation insurance, our insurance subsidiaries have excess of loss treaties that provide for coverage of $13.0 million on any one life over a set retention of $2.0 million.

Our insurance subsidiaries and Donegal Mutual also purchase facultative reinsurance to cover certain exposures, including property exposures that exceed the limits provided by their respective treaty reinsurance.

Investments

At December 31, 2018, 99.8% of all debt securities our insurance subsidiaries held had an investment-grade rating. The investment portfolios of our insurance subsidiaries did not contain any mortgage loans or any non-performing assets at December 31, 2018.

The following table shows the composition of the debt securities (at carrying value) in the investment portfolios of our insurance subsidiaries, excluding short-term investments, by rating at December 31, 2018:

(dollars in thousands)	December 31, 2018
Rating(1)	Amount	Percent
U.S. Treasury and U.S. agency securities(2)	$430,005	46.3%
Aaa or AAA	18,229	2.0
Aa or AA	191,082	20.5
A	143,801	15.5
BBB	144,236	15.5
B	2,004	0.2

Total	$929,357	100.0%

(1)	Ratings assigned by Moody’s Investors Services, Inc. or Standard & Poor’s Corporation.
(2)	Includes mortgage-backed securities of $309.6 million.

Our insurance subsidiaries invest in both taxable and tax-exempt securities as part of their strategy to maximize after-tax income. Tax-exempt securities made up approximately 19.7%, 24.3% and 32.2% of the fixed-maturity securities in the combined investment portfolios of our insurance subsidiaries at December 31, 2018, 2017 and 2016, respectively.

The following table shows the classification of our investments and the investments of our insurance subsidiaries at December 31, 2018, 2017 and 2016 (at carrying value):

	December 31,
	2018		2017		2016
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Fixed maturities(1):
Held to maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$76,223	7.4%	$71,736	7.1%	$61,382	6.5%
Obligations of states and political subdivisions	159,292	15.5	137,581	13.7	122,793	13.0
Corporate securities	127,010	12.3	108,025	10.7	91,555	9.6
Mortgage-backed securities	40,274	3.9	49,313	4.9	60,371	6.4

Total held to maturity	402,799	39.1	366,655	36.4	336,101	35.5

Available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	44,210	4.3	44,049	4.4	38,588	4.1
Obligations of states and political subdivisions	75,216	7.3	132,117	13.1	186,083	19.7
Corporate securities	137,833	13.4	105,740	10.5	87,456	9.2
Mortgage-backed securities	269,299	26.1	257,040	25.6	202,948	21.5

Total available for sale	526,558	51.1	538,946	53.6	515,075	54.5

Total fixed maturities	929,357	90.2	905,601	90.0	851,176	90.0
Equity securities(2)	43,667	4.2	50,445	5.0	47,088	5.0
Investment in affiliate(3)	41,026	4.0	38,774	3.9	37,885	4.0
Short-term investments(4)	16,749	1.6	11,050	1.1	9,371	1.0

Total investments	$1,030,799	100.0%	$1,005,870	100.0%	$945,520	100.0%

(1)

We refer to Notes 1 and 4 to our Consolidated Financial Statements. We value those fixed maturities we classify as held to maturity at amortized cost; we value those fixed maturities we classify as available for sale at fair value. The total fair value of fixed maturities we classified as held to maturity was $405.0 million at December 31, 2018, $380.5 million at December 31, 2017 and $344.6 million at December 31, 2016. The amortized cost of fixed maturities we classified as available for sale was $535.1 million at December 31, 2018, $538.4 million at December 31, 2017 and $511.6 million at December 31, 2016.

(2)	We value equity securities at fair value. Total cost of equity securities was $40.9 million at December 31, 2018, $44.2 million at December 31, 2017 and $42.4 million at December 31, 2016.
(3)	We value our investment in our affiliate at cost, adjusted for our share of earnings and losses of our affiliate as well as changes in equity of our affiliate due to unrealized gains and losses.
(4)	We value short-term investments at cost, which approximates fair value.

The following table sets forth the maturities (at carrying value) in the fixed maturity portfolio of our insurance subsidiaries at December 31, 2018, 2017 and 2016:

	December 31,
	2018		2017		2016
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Due in(1):
One year or less	$39,282	4.2%	$53,826	6.0%	$44,120	5.2%
Over one year through three years	74,773	8.1	74,140	8.2	90,018	10.6
Over three years through five years	84,987	9.1	82,476	9.1	67,640	7.9
Over five years through ten years	256,267	27.6	221,904	24.5	197,967	23.3
Over ten years through fifteen years	117,875	12.7	131,531	14.5	148,959	17.5
Over fifteen years	46,600	5.0	35,371	3.9	39,153	4.6
Mortgage-backed securities	309,573	33.3	306,353	33.8	263,319	30.9

	$929,357	100.0%	$905,601	100.0%	$851,176	100.0%

(1)

Based on stated maturity dates with no prepayment assumptions. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As shown above, our insurance subsidiaries held investments in mortgage-backed securities having a carrying value of $309.6 million at December 31, 2018. The mortgage-backed securities consist primarily of investments in governmental agency balloon pools with stated maturities between one and 39 years. The stated maturities of these investments limit the exposure of our insurance subsidiaries to extension risk in the event that interest rates rise and prepayments decline. Our insurance subsidiaries perform an analysis of the underlying loans when evaluating a mortgage-backed security for purchase, and they select those securities that they believe will provide a return that properly reflects the prepayment risk associated with the underlying loans.

The following table sets forth the investment results of our insurance subsidiaries for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
(dollars in thousands)	2018	2017	2016
Invested assets(1)	$1,018,334	$975,695	$923,171
Investment income(2)	26,908	23,527	22,633
Average yield	2.6%	2.4%	2.5%
Average tax-equivalent yield	2.8	2.8	3.0

(1)	Average of the aggregate invested amounts at the beginning and end of the period.
(2)	Investment income is net of investment expenses and does not include investment gains or losses or provision for income taxes.

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

In addition to state-imposed insurance laws and regulations, the National Association of Insurance Commissioners, or the NAIC, maintains a risk-based capital system, or RBC, for assessing the adequacy of the statutory capital and surplus of insurance companies that augments the states’ current fixed dollar minimum capital requirements for insurance companies. At December 31, 2018, our insurance subsidiaries and Donegal Mutual each exceeded by a substantial margin the minimum levels of statutory capital the RBC rules require.

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

Regulatory requirements, including RBC requirements, may impact our insurance subsidiaries’ ability to pay dividends. The amount of statutory capital and surplus necessary for our insurance subsidiaries to satisfy regulatory requirements, including RBC requirements, was not significant in relation to our insurance subsidiaries’ statutory capital and surplus at December 31, 2018. Generally, the maximum amount that one of our insurance subsidiaries may pay to us as ordinary dividends during any year after notice to, but without prior approval of, the insurance commissioner of its domiciliary state is limited to a stated percentage of that subsidiary’s statutory capital and surplus at December 31 of the preceding fiscal year or the net income of that subsidiary for its preceding fiscal year. Our insurance subsidiaries paid dividends to us of $11.0 million, $13.0 million and $13.0 million in 2018, 2017 and 2016, respectively. At December 31, 2018, the amount of ordinary dividends our insurance subsidiaries could pay to us during 2019, without the prior approval of their respective domiciliary insurance commissioners, is shown in the following table.

Name of Insurance Subsidiary	Ordinary Dividend Amount
Atlantic States	$19,438,647
Le Mars	1,959,394
MICO	5,570,844
Peninsula	1,722,132
Sheboygan	1,675,590
Southern	4,535,579

Total	$34,902,186

Donegal Mutual Insurance Company

Donegal Mutual organized as a mutual fire insurance company in Pennsylvania in 1889. At December 31, 2018, Donegal Mutual had admitted assets of $602.5 million and policyholders’ surplus of $280.4 million. At December 31, 2018, Donegal Mutual had total liabilities of $322.1 million, including reserves for net losses and loss expenses of $169.2 million and unearned premiums of $72.6 million. Donegal Mutual’s investment portfolio of $358.0 million at December 31, 2018 consisted primarily of investment-grade bonds of $120.3 million, its investment in DFSC’s common stock and its investment in our Class A common stock and our Class B common stock. At December 31, 2018, Donegal Mutual owned 9,851,025 shares, or approximately 43%, of our Class A common stock, which Donegal Mutual carried on its books at $117.5 million, and 4,654,339 shares, or approximately 84%, of our Class B common stock, which Donegal Mutual carried on its books at $55.5 million. We present Donegal Mutual’s financial information in accordance with SAP as the NAIC Accounting Practices and Procedures Manual requires. Donegal Mutual does not, nor is it required to, prepare financial statements in accordance with GAAP.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-K Report and the documents we incorporate by reference in this Form 10-K Report contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include certain discussions relating to underwriting, premium and investment income volumes, business strategies, reserves, profitability and business relationships and our other business activities during 2018 and beyond. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “objective,” “project,” “predict,” “potential,” “goal” and similar expressions. These forward-looking statements reflect our current views about future events and our current assumptions, and are subject to known and unknown risks and uncertainties that may cause our results, performance or achievements to differ materially from those we anticipate or imply by our forward-looking statements. We cannot control or predict many of the factors that could determine our future financial condition or results of operations. Such factors may include those we describe under “Risk Factors.” The forward-looking statements contained in this Form 10-K Report reflect our views and assumptions only as of the date of this Form 10-K Report. Except as required by law, we do not intend to update, and we assume no responsibility for updating, any forward-looking statements we have made. We qualify all of our forward-looking statements by these cautionary statements.

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

Loss severity in the property and casualty insurance industry has increased in recent years, principally driven by larger court judgments and increasing medical and automobile repair costs. The industry has also experienced increases in the frequency of automobile losses due to distracted driving, increases in miles driven due to lower fuel costs, lower unemployment rates and other factors. In addition, many classes of complainants have brought legal actions and proceedings that tend to increase the size of judgments. The propensity of policyholders and third-party claimants to litigate and the willingness of courts to expand causes of loss and the size of awards to eliminate exclusions and to increase coverage limits may make the loss reserves of our insurance subsidiaries inadequate for current and future losses.

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

If our insurance subsidiaries determine that their reserves are insufficient to cover their ultimate liability, they will increase their reserves. An increase in reserves results in an increase in losses and a reduction in net income for the period in which our insurance subsidiaries recognize a deficiency in reserves. Accordingly, an increase in reserves may adversely impact the business, liquidity, financial condition and results of operations of our insurance subsidiaries.

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

Our insurance subsidiaries are subject to assessments pursuant to the guaranty fund laws of the various states in which they conduct business. Generally, under these laws, our insurance subsidiaries can be assessed, depending upon the market share of our insurance subsidiaries in a given line of insurance business, to assist in the payment of unpaid claims and related costs of insolvent insurance companies in those states. For example, our insurance subsidiaries were assessed approximately $800,000 in 2018 pursuant to the guaranty fund laws of Pennsylvania to assist in the payment of unpaid claims and related costs of insolvent insurance companies in that state. We cannot predict the number and magnitude of future insurance company failures in the states in which our insurance subsidiaries conduct business, but future assessments could adversely affect the business, financial condition and results of operations of our insurance subsidiaries.

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

Donegal Mutual has sufficient voting power to determine the outcome of substantially all matters submitted to our stockholders for approval.

Each share of our Class A common stock has one-tenth of a vote per share and generally votes as a single class with our Class B common stock. Each share of our Class B common stock has one vote per share and generally votes as a single class with our Class A common stock. Donegal Mutual has the right to vote approximately 72% of the combined voting power of our Class A common stock and our Class B common stock and has sufficient voting control to and has acted to:

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

Our insurance subsidiaries currently conduct business in a limited number of states, with a concentration of business in Pennsylvania, Michigan, Maryland, Virginia and Georgia. Any single catastrophe occurrence or other condition affecting losses in these states could adversely affect the results of operations of our insurance subsidiaries.

Our insurance subsidiaries conduct business in 22 states located primarily in the Mid-Atlantic, Midwestern, New England and Southern states. A substantial portion of their business consists of private passenger and commercial automobile, homeowners and workers’ compensation insurance in Pennsylvania, Michigan, Maryland, Virginia and Georgia. While our insurance subsidiaries and Donegal Mutual actively manage their respective exposure to catastrophes through their underwriting processes and the purchase of reinsurance, a single catastrophic occurrence, destructive weather pattern, general economic trend, terrorist attack, regulatory development or other condition affecting one or more of the states in which our insurance subsidiaries conduct substantial business could materially adversely affect their business, financial condition and results of operations. Common catastrophic events include hurricanes, earthquakes, tornadoes, wind and hail storms, fires, explosions and severe winter storms.

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

As a holding company, we rely primarily on dividends from our insurance subsidiaries as a source of funds to meet our corporate obligations and to pay dividends to our stockholders. The amount of dividends our insurance subsidiaries can pay to us is subject to regulatory restrictions and depends on the amount of surplus our insurance subsidiaries maintain. From time to time, the NAIC and various state insurance regulators consider modifying the method of determining the amount of dividends that an insurance company may pay without prior regulatory approval. The maximum amount of ordinary dividends that our insurance subsidiaries can pay to us in 2019 without prior regulatory approval is approximately $34.9 million. Other business and regulatory considerations, such as the impact of dividends on surplus that could affect the ratings of our insurance subsidiaries, competitive conditions, RBC requirements, the investment results of our insurance subsidiaries and the amount of premiums that our insurance subsidiaries write could also adversely impact the ability of our insurance subsidiaries to pay dividends to us.

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

The loss of, or failure to attract, key personnel could significantly impede our financial plans, growth, marketing and other objectives and those of our insurance subsidiaries. The continued success of our insurance subsidiaries depends to a substantial extent on the ability and experience of their senior management. Our insurance subsidiaries and we believe that our future success is dependent on our ability to attract and retain additional skilled and qualified personnel and to expand, train and manage our employees. We and Donegal Mutual have two to three-year automatically-renewing employment agreements with our senior officers, including all of our named executive officers.

The reinsurance agreements on which our insurance subsidiaries rely do not relieve our insurance subsidiaries from their primary liability to their policyholders, and our insurance subsidiaries face a risk of non-payment from their reinsurers as well as the non-availability of reinsurance in the future.

Our insurance subsidiaries rely on reinsurance agreements to limit their maximum net loss from large single catastrophic risks or excess of loss risks in areas where our insurance subsidiaries may have a concentration of policyholders. Reinsurance also enables our insurance subsidiaries to increase their capacity to write insurance because it has the effect of leveraging the surplus of our insurance subsidiaries. Although the reinsurance our insurance subsidiaries maintain provides that the reinsurer is liable to them for any reinsured losses, the reinsurance agreements do not generally relieve our insurance subsidiaries from their primary liability to their policyholders if the reinsurer fails to pay the reinsurance claims of our insurance subsidiaries. To the extent that a reinsurer is unable to pay losses for which it is liable to our insurance subsidiaries, our insurance subsidiaries remain liable for such losses. At December 31, 2018, our insurance subsidiaries had approximately $137.8 million of reinsurance receivables from third-party reinsurers relating to paid and unpaid losses. Any insolvency or inability of these reinsurers to make timely payments to our insurance subsidiaries under the terms of their reinsurance agreements would adversely affect the results of operations of our insurance subsidiaries.

Michigan law requires MICO to provide unlimited lifetime medical benefits under the personal injury protection, or PIP, coverage of the personal automobile and commercial automobile policies it writes in the State of Michigan. Michigan law also requires MICO to be a member of the Michigan Catastrophic Claims Association, or MCCA, in order to write automobile insurance. The MCCA receives funding through assessments that its members collect from policyholders in the state and provides reinsurance for PIP claims that exceed a set retention. At December 31, 2018, MICO had approximately $65.6 million of reinsurance receivables from MCCA relating to paid and unpaid losses. The MCCA has generated significant operating deficits in recent years. Although we currently consider the risk to be remote, should the MCCA be unable to fulfill its payment obligations to MICO in the future, MICO’s financial condition and results of operations could be adversely affected.

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

Our insurance subsidiaries utilize Donegal Mutual’s information technology systems to conduct their insurance business, including policy quoting and issuance, claims processing, processing of incoming premium payments and other important functions. As a result, the ability of our insurance subsidiaries to grow their business and conduct profitable operations depends on Donegal Mutual’s ability to maintain its existing information technology systems and to develop new technology systems that will support the business of Donegal Mutual and our insurance subsidiaries in a cost-efficient manner and provide information technology capabilities equivalent to those of our competitors. The allocation among our insurance subsidiaries and Donegal Mutual of the costs of developing and maintaining Donegal Mutual’s information technology systems may impact adversely our insurance subsidiaries’ expense ratio and underwriting profitability, and such costs may exceed Donegal Mutual’s and our expectations. In addition, while Donegal Mutual is committed to developing and maintaining information technology systems that will allow Donegal Mutual and our insurance subsidiaries to compete effectively, Donegal Mutual may encounter difficulties as it implements new systems to modernize certain key infrastructure systems over the next several years. Donegal Mutual’s information technology systems may not deliver the benefits Donegal Mutual and we expect and may fail to keep pace with our competitors’ information technology systems. As a result, Donegal Mutual and our insurance subsidiaries may not have the ability to grow their business and meet their profitability objectives.

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

Our Class A common stock and our Class B common stock have limited liquidity. Reported average daily trading volume for our Class A common stock and our Class B common stock for the year ended December 31, 2018 was approximately 24,587 shares and approximately 707 shares, respectively. This limited liquidity could subject our shares of Class A common stock and our shares of Class B common stock to greater price volatility.

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

We and our insurance subsidiaries share administrative headquarters with Donegal Mutual in a building in Marietta, Pennsylvania that Donegal Mutual owns. Donegal Mutual charges us and our insurance subsidiaries for an appropriate portion of the building expenses under an inter-company allocation agreement. The Marietta headquarters has approximately 270,000 square feet of office space. Southern owns a facility of approximately 10,000 square feet in Glen Allen, Virginia. Le Mars owns a facility of approximately 25,500 square feet in Le Mars, Iowa and Sheboygan owns a facility of approximately 8,800 square feet in Sheboygan Falls, Wisconsin.

Item 3.	Legal Proceedings.

Our insurance subsidiaries are parties to routine litigation that arises in the ordinary course of their insurance business. We believe that the resolution of these lawsuits will not have a material adverse effect on the financial condition or results of operations of our insurance subsidiaries.

Item 4.	Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant

The following table sets forth information regarding the executive officers of Donegal Mutual and the Registrant as of December 31, 2018, each of whom has served with us for more than 10 years:

Name	Age	Position
Kevin G. Burke	53

President and Chief Executive Officer of Donegal Mutual since 2018; President and Chief Executive Officer of us since 2015; Executive Vice President and Chief Operating Officer of Donegal Mutual from 2014 to 2018; Senior Vice President of Human Resources of Donegal Mutual and us from 2005 to 2014; Vice President of Human Resources of Donegal Mutual and us from 2001 to 2005; other positions from 2000 to 2001.

Cyril J. Greenya	74	Senior Vice President and Chief Underwriting Officer of Donegal Mutual and us since 2005; Senior Vice President, Underwriting, of Donegal Mutual from 1997 to 2005; other positions from 1986 to 1997.
Richard G. Kelley	64	Senior Vice President and Head of Field Operations of Donegal Mutual and us since 2018; Senior Vice President of Donegal Mutual from 2007 to 2018; other positions from 2000 to 2007.
Jeffrey D. Miller	54

Executive Vice President and Chief Financial Officer of Donegal Mutual and us since 2014; Senior Vice President and Chief Financial Officer of Donegal Mutual and us from 2005 to 2014; Vice President and Controller of Donegal Mutual and us from 2000 to 2005; other positions from 1995 to 2000.

Sanjay Pandey	52

Senior Vice President and Chief Information Officer of Donegal Mutual and us since 2013; Vice President and Chief Information Officer of Donegal Mutual and us from 2009 to 2013; other positions from 2000 to 2009.

Robert G. Shenk	65	Senior Vice President, Claims, of Donegal Mutual and us since 1997; other positions from 1986 to 1997; retiring in March 2019.
Daniel J. Wagner	58	Senior Vice President and Treasurer of Donegal Mutual and us since 2005; Vice President and Treasurer of Donegal Mutual and us from 2000 to 2005; other positions from 1993 to 2000.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class A common stock and Class B common stock trade on the NASDAQ Global Select Market under the symbols “DGICA” and “DGICB,” respectively.

At the close of business on March 1, 2019, we had approximately 1,843 holders of record of our Class A common stock and approximately 274 holders of record of our Class B common stock.

We declared dividends of $0.57 per share on our Class A common stock and $0.50 per share on our Class B common stock in 2018, compared to $0.56 per share on our Class A common stock and $0.49 per share on our Class B common stock in 2017.

Stock Performance Chart.

The following graph provides an indicator of cumulative total stockholder returns on our Class A common stock and our Class B common stock for the period beginning on December 31, 2013 and ending on December 31, 2018, compared to the Russell 2000 Index and a peer group comprised of seven property and casualty insurance companies over the same period. The peer group consists of Cincinnati Financial Corp., EMC Insurance Group Inc., Hanover Insurance, Horace Mann Educators, Selective Insurance Group Inc., State Auto Financial Corp. and United Fire and Casualty Co. The graph shows the change in value of an initial $100 investment on December 31, 2013, assuming reinvestment of all dividends.

	2013	2014	2015	2016	2017	2018
Donegal Group Inc. Class A	$100.00	$104.03	$94.96	$122.20	$125.13	$102.59
Donegal Group Inc. Class B	100.00	92.69	72.90	72.34	71.49	57.53
Russell 2000 Index	100.00	103.53	97.62	116.63	131.96	115.89
Peer Group	100.00	107.17	124.80	159.77	174.21	186.53

Value Line, Inc. prepared the foregoing performance graph and data. The performance graph and accompanying data shall not be deemed “filed” as part of this Form 10-K Report for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section and should not be deemed incorporated by reference into any other filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate the performance graph and accompanying data by reference into such filing.

Item 6.	Selected Financial Data.

Year Ended December 31,	2018	2017	2016	2015	2014
Income Statement Data
Premiums earned	$741,290,873	$702,514,755	$656,204,797	$605,640,728	$556,497,535
Investment income, net	26,907,656	23,527,304	22,632,730	20,949,698	18,344,382
Investment (losses) gains	(4,801,509)	5,705,255	2,525,575	1,934,424	3,134,081
Total revenues	771,828,320	739,026,537	688,423,020	636,387,263	586,547,742
(Loss) income before income tax (benefit) expense	(48,236,849)	12,114,462	41,328,407	27,592,268	16,282,817
Income tax (benefit) expense	(15,476,509)	4,998,362	10,527,270	6,602,235	1,743,799
Net (loss) income	(32,760,340)	7,116,100	30,801,137	20,990,033	14,539,018
Basic (loss) earnings per share—Class A	(1.18)	0.27	1.19	0.78	0.56
Diluted (loss) earnings per share—Class A	(1.18)	0.26	1.16	0.77	0.55
Cash dividends per share—Class A	0.57	0.56	0.55	0.54	0.53
Basic (loss) earnings per share—Class B	(1.09)	0.22	1.06	0.69	0.49
Diluted (loss) earnings per share—Class B	(1.09)	0.22	1.06	0.69	0.49
Cash dividends per share—Class B	0.50	0.49	0.48	0.47	0.46
Balance Sheet Data at Year End
Total investments	$1,030,798,566	$1,005,869,705	$945,519,655	$900,822,274	$832,941,077
Total assets	1,832,078,267	1,737,919,778	1,623,131,037	1,537,834,415	1,458,654,644
Debt obligations	65,000,000	64,000,000	74,000,000	86,000,000	58,500,000
Stockholders’ equity	398,869,901	448,696,104	438,615,320	408,388,568	416,134,643
Book value per share	14.05	15.95	16.21	15.66	15.40

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Donegal Mutual Insurance Company (“Donegal Mutual”) organized us as an insurance holding company on August 26, 1986. See “Business—History and Organizational Structure” for more information. Our insurance subsidiaries, Atlantic States Insurance Company (“Atlantic States”), Southern Insurance Company of Virginia (“Southern”), Le Mars Insurance Company (“Le Mars”), The Peninsula Insurance Company and Peninsula Indemnity Company (collectively, “Peninsula”), Sheboygan Falls Insurance Company (“Sheboygan Falls”) and Michigan Insurance Company (“MICO”) write personal and commercial lines of property and casualty coverages exclusively through a network of independent insurance agents in certain Mid-Atlantic, Midwest, New England and Southern states. The personal lines products of our insurance subsidiaries consist primarily of homeowners and private passenger automobile policies. The commercial lines products of our insurance subsidiaries consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies.

During 2018, we and Donegal Mutual implemented a number of actions to improve our financial results and enhance our operations in the future. Those actions included implementing premium rate increases in many of our operating states and business lines, strengthening our loss reserves in response to changing loss reporting and litigation trends, entering into a transfer agreement to facilitate an orderly exit from the personal lines markets in seven states where we projected continuing underwriting losses, consolidating a regional branch office into our home office, consolidating our reinsurance program for 2019 and initiating a multi-year systems modernization project.

At December 31, 2018, we owned 48.2% of the outstanding stock of Donegal Financial Services Corporation (“DFSC”), a grandfathered unitary savings and loan holding company, and Donegal Mutual owned the remaining 51.8% of the outstanding stock of DFSC. We and Donegal Mutual Insurance Company sold DFSC to Northwest Bancshares, Inc. (“Northwest”) on March 8, 2019, resulting in proceeds valued at approximately $85.8 million in a combination of cash and Northwest common stock. Immediately prior to the closing of the merger, DFSC paid a dividend of approximately $29.2 million to us and Donegal Mutual. As the owner of 48.2% of DFSC’s common stock, we received a dividend payment from DFSC of approximately $14.1 million and consideration from Northwest valued at approximately $41.4 million. We will record a gain from the sale of DFSC in our results of operations for the first quarter of 2019. This transaction represented the culmination of a banking strategy that began with the formation of DFSC in 2000. We and Donegal Mutual will utilize proceeds from the sale of DFSC to support expansion of our combined property and casualty insurance operations.

At December 31, 2018, Donegal Mutual held approximately 43% of our outstanding Class A common stock and approximately 84% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 72% of the combined voting power of our outstanding shares of Class A common stock and our outstanding shares of Class B common stock.

Donegal Mutual and Atlantic States entered into a proportional reinsurance agreement, or pooling agreement, effective October 1, 1986. Under this pooling agreement, Donegal Mutual and Atlantic States pool and then share proportionately substantially all of their respective premiums, losses and expenses. Atlantic States’ participation in the pool has been 80% since March 1, 2008. The operations of our insurance subsidiaries and Donegal Mutual are interrelated due to the pooling agreement and other factors. While maintaining the separate corporate existence of each company, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products. See “Business—History and Organizational Structure” for more information regarding the pooling agreement and other transactions with our affiliates.

In July 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 additional shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of the SEC Rule 10b-18 and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during 2018 or 2017. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through December 31, 2018.

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

Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced an increase in claims severity and a lengthening of the claim settlement periods on bodily injury claims during the past several years. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on bodily injury claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at December 31, 2018. For every 1% change in our insurance subsidiaries’ loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $4.8 million.

The establishment of appropriate liabilities is an inherently uncertain process and we can provide no assurance that our insurance subsidiaries’ ultimate liability will not exceed our insurance subsidiaries’ loss and loss expense reserves and have an adverse effect on our results of operations and financial condition. Furthermore, we cannot predict the timing, frequency and extent of adjustments to our insurance subsidiaries’ estimated future liabilities, because the historical conditions and events that serve as a basis for our insurance subsidiaries’ estimates of ultimate claim costs may change. As is the case for substantially all property and casualty insurance companies, our insurance subsidiaries have found it necessary in the past to increase their estimated future liabilities for losses and loss expenses in certain periods and, in other periods, their estimated future liabilities for losses and loss expenses have exceeded their actual liabilities for losses and loss expenses. Changes in our insurance subsidiaries’ estimates of their liability for losses and loss expenses generally reflect actual payments and their evaluation of information received subsequent to the prior reporting period. During 2018, our insurance subsidiaries received new information on previously-reported commercial automobile and personal automobile claims that led our insurance subsidiaries to conclude that their prior actuarial assumptions did not fully anticipate recent changes in severity and reporting trends. Our insurance subsidiaries have encountered increasing difficulties in projecting the ultimate severity of automobile losses over recent accident years, which our insurance subsidiaries attribute to worsening litigation trends and an increased delay in the reporting to our insurance subsidiaries of information with respect to the severity of claims. As a result, our insurance subsidiaries’ actuaries increased their projections of the ultimate cost of our insurance subsidiaries’ prior-year personal automobile and commercial automobile losses.

Our insurance subsidiaries recognized an increase in their liability for losses and loss expenses of prior years of $35.6 million, $6.6 million and $3.0 million in 2018, 2017 and 2016, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy or claims management personnel, and they have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in these years. The 2018 development represented 9.3% of the December 31, 2017 net carried reserves and resulted primarily from higher-than-expected severity in the commercial multiple peril, personal automobile and commercial automobile lines of business, offset by lower-than-expected severity in the workers’ compensation line of business, in accident years prior to 2018. The majority of the 2018 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States, Southern and Peninsula. The 2017 development represented 1.9% of the December 31, 2016 net carried reserves and resulted primarily from higher-than-expected severity in the commercial multiple peril, personal automobile and commercial automobile lines of business, offset by lower-than-expected severity in the workers’ compensation line of business, in accident years prior to 2017. The majority of the 2017 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States and Peninsula. The 2016 development represented 0.9% of the December 31, 2015 net carried reserves and resulted primarily from higher-than-expected severity in the commercial multiple peril and commercial automobile liability lines of business, offset by lower-than-expected severity in the workers’ compensation line of business in accident years prior to 2016. The majority of the 2016 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States and Southern.

Excluding the impact of severe weather events, our insurance subsidiaries have noted stable amounts in the number of claims incurred and the number of claims outstanding at period ends relative to their premium base in recent years across most of their lines of business. However, the amount of the average claim outstanding has increased gradually over the past several years due to various factors such as rising medical loss costs and increased litigation trends. We have also experienced a general slowing of settlement rates in litigated claims. Our insurance subsidiaries could have to make further adjustments to their estimates in the future. However, on the basis of our insurance subsidiaries’ internal procedures, which analyze, among other things, their prior assumptions, their experience with similar cases and historical trends such as reserving patterns, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes, we believe that our insurance subsidiaries have made adequate provision for their liability for losses and loss expenses.

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

Our insurance subsidiaries’ liability for losses and loss expenses by major line of business at December 31, 2018 and 2017 consisted of the following:

	2018	2017
	(in thousands)
Commercial lines:
Automobile	$106,734	$74,299
Workers’ compensation	109,512	103,318
Commercial multi-peril	85,937	71,011
Other	5,207	4,119

Total commercial lines	307,390	252,747

Personal lines:
Automobile	144,788	110,512
Homeowners	18,374	18,508
Other	4,846	1,634

Total personal lines	168,008	130,654

Total commercial and personal lines	475,398	383,401
Plus reinsurance recoverable	339,267	293,271

Total liability for losses and loss expenses	$814,665	$676,672

The substantial increases in reserves in 2018 compared to 2017 reflected changes in actuarial assumptions that resulted in higher projections of the ultimate cost of our insurance subsidiaries’ losses for claims that occurred in 2018 and prior years.

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

Change in Loss and Loss Expense Reserves Net of Reinsurance	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2018	Percentage Change in Equity at December 31, 2018(1)	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2017	Percentage Change in Equity at December 31, 2017(1)
(dollars in thousands)
-10.0%	$427,858	9.4%	$345,061	6.8%
-7.5	439,743	7.1	354,646	5.1
-5.0	451,628	4.7	364,231	3.4
-2.5	463,513	2.4	373,816	1.7
Base	475,398	—	383,401	—
2.5	487,283	-2.4	392,986	-1.7
5.0	499,168	-4.7	402,571	-3.4
7.5	511,053	-7.1	412,156	-5.1
10.0	522,938	-9.4	421,741	-6.8

(1)	Net of income tax effect.

Our insurance subsidiaries base their reserves for unpaid losses and loss expenses on current trends in loss and loss expense development and reflect their best estimates for future amounts needed to pay losses and loss expenses with respect to incurred events currently known to them plus incurred but not reported (“IBNR”) claims. Our insurance subsidiaries develop their reserve estimates based on an assessment of known facts and circumstances, review of historical loss settlement patterns, estimates of trends in claims severity, frequency, legal and regulatory changes and other assumptions. Our insurance subsidiaries consistently apply actuarial loss reserving techniques and assumptions, which rely on historical information as adjusted to reflect current conditions, including consideration of recent case reserve activity. Our insurance subsidiaries use the most-likely number their actuaries determine. For the year ended December 31, 2018, the actuaries developed a range from a low of $436.1 million to a high of $518.3 million and with a most-likely number of $475.4 million. The actuaries’ range of estimates for commercial lines in 2018 was $282.0 million to $335.0 million, and the actuaries selected the most-likely number of $307.4 million. The actuaries’ range of estimates for personal lines in 2018 was $154.0 million to $183.2 million, and the actuaries selected the most-likely number of $168.0 million. For the year ended December 31, 2017, the actuaries developed a range from a low of $353.0 million to a high of $416.5 million and with a most-likely number of $383.4 million. The actuaries’ range of estimates for commercial lines in 2017 was $232.8 million to $274.5 million, and the actuaries selected the most-likely number of $252.7 million. The actuaries’ range of estimates for personal lines in 2017 was $120.2 million to $142.0 million, and the actuaries selected the most-likely number of $130.7 million. The substantial increases in the actuaries’ range of estimates in 2018 compared to 2017 reflected changes in actuarial assumptions that resulted in higher projections of the ultimate cost of our insurance subsidiaries’ losses for claims that occurred in 2018 and prior years.

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

The following table presents 2018 and 2017 claim count and payment amount information for workers’ compensation. Workers’ compensation losses primarily consist of indemnity and medical costs for injured workers.

	For the Year Ended December 31,
(dollars in thousands)	2018	2017
Number of claims pending, beginning of period	2,906	2,710
Number of claims reported	6,475	6,348
Number of claims settled or dismissed	6,479	6,152
Number of claims pending, end of period	2,902	2,906
Losses paid	$43,129	$41,970
Loss expenses paid	9,226	9,474

Management Evaluation of Operating Results

Despite challenging insurance market conditions, increasing casualty loss severity trends and unusually adverse weather conditions that affected our results in recent years, we believe that the corrective measures and strategic initiatives we implemented in 2018 have positioned us well for 2019 and beyond.

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

We use the following financial data to monitor and evaluate our operating results:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Net premiums written:
Personal lines:
Automobile	$249,275	$255,297	$229,789
Homeowners	123,782	125,054	122,811
Other	21,064	19,672	19,057

Total personal lines	394,121	400,023	371,657

Commercial lines:
Automobile	108,123	99,333	87,849
Workers’ compensation	109,022	109,884	108,349
Commercial multi-peril	117,509	110,313	104,728
Other	15,241	9,586	9,451

Total commercial lines	349,895	329,116	310,377

Total net premiums written	$744,016	$729,139	$682,034

Components of combined ratio:
Loss ratio	77.8%	69.4%	64.5%
Expense ratio	31.6	32.9	33.0
Dividend ratio	0.7	0.7	0.6

Combined ratio	110.1%	103.0%	98.1%

Revenues:
Premiums earned:
Personal lines	$403,367	$384,124	$361,128
Commercial lines	337,924	318,391	295,077

Total premiums earned	741,291	702,515	656,205
Net investment income	26,908	23,527	22,633
Investment (losses) gains	(4,802)	5,705	2,526
Equity in earnings of DFSC	2,694	1,622	1,086
Other	5,737	5,658	5,973

Total revenues	$771,828	$739,027	$688,423

The loss ratio and, consequently, the combined ratio for 2018 reflected the impact of weather-related losses that exceeded our historical norms. In addition, losses incurred in 2018 reflected substantial increases in reserves related to changes in actuarial assumptions that resulted in higher projections of the ultimate cost of our insurance subsidiaries’ losses for claims that occurred in 2018 and prior years. We also primarily attribute our insurance subsidiaries’ underwriting losses and our net loss for 2018 to those factors.

	Year Ended December 31,
(in thousands)	2018	2017	2016
Components of net income:
Underwriting (loss) income:
Personal lines	$(53,590)	$(39,042)	$(10,745)
Commercial lines	(22,059)	13,263	18,284

SAP underwriting (loss) income	(75,649)	(25,779)	7,539
GAAP adjustments	894	4,408	4,642

GAAP underwriting (loss) income	(74,755)	(21,371)	12,181
Net investment income	26,908	23,527	22,633
Investment (losses) gains	(4,802)	5,705	2,526
Equity in earnings of DFSC	2,694	1,622	1,086
Other	1,718	2,631	2,902

(Loss) income before income tax (benefit) expense	(48,237)	12,114	41,328
Income tax (benefit) expense	(15,477)	4,998	10,527

Net (loss) income	$(32,760)	$7,116	$30,801

Non-GAAP Information

We prepare our consolidated financial statements on the basis of GAAP. Our insurance subsidiaries also prepare financial statements based on SAP. SAP financial measures are considered non-GAAP financial measures under applicable SEC rules because the SAP financial measures include or exclude certain items that the most comparable GAAP financial measures do not ordinarily include or exclude. Our calculation of non-GAAP financial measures may differ from similar measures other companies use. As a result, investors should exercise caution when comparing our non-GAAP financial measures to the non-GAAP financial measures other companies use. The SAP financial measures we utilize are net premiums written and statutory combined ratio.

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

The following table provides a reconciliation of our net premiums earned to our net premiums written for 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Net premiums earned	$741,290,873	$702,514,755	$656,204,797
Change in net unearned premiums	2,724,931	26,624,163	25,829,042

Net premiums written	$744,015,804	$729,138,918	$682,033,839

The decrease in the change in net unearned premiums for 2018 compared to 2017 reflects lower growth in net premiums written during 2018, which we attribute primarily to net attrition in our personal lines segment that resulted from increased pricing on renewal policies and underwriting measures our insurance subsidiaries implemented to slow new policy growth.

Statutory Combined Ratio

The combined ratio is a standard measurement of underwriting profitability for an insurance company. The combined ratio does not reflect investment income, net investment gains or losses, federal income taxes or other non-operating income or expense. A combined ratio of less than 100% generally indicates underwriting profitability.

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

The following table presents comparative details with respect to our GAAP and statutory combined ratios for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
GAAP Combined Ratios (Total Lines)
Loss ratio (non-weather)	69.0%	61.1%	58.8%
Loss ratio (weather-related)	8.8	8.3	5.7
Expense ratio	31.6	32.9	33.0
Dividend ratio	0.7	0.7	0.6

Combined ratio	110.1%	103.0%	98.1%

Statutory Combined Ratios
Commercial lines:
Automobile	133.3%	115.0%	110.8%
Workers’ compensation	86.6	79.0	83.8
Commercial multi-peril	98.1	96.7	87.7
Other	54.6	10.2	18.3
Total commercial lines	103.8	93.6	90.7
Personal lines:
Automobile	117.4	109.3	106.7
Homeowners	110.5	109.9	95.5
Other	96.4	90.8	86.3
Total personal lines	114.1	108.5	101.8
Total commercial and personal lines	109.4	101.7	96.8

Results of Operations

YEAR ENDED DECEMBER 31, 2018 COMPARED TO YEAR ENDED DECEMBER 31, 2017

Net Premiums Earned

Our insurance subsidiaries’ net premiums earned increased to $741.3 million for 2018, an increase of $38.8 million, or 5.5%, over 2017, reflecting increases in net premiums written during 2017 and 2018. Our insurance subsidiaries earn premiums and recognize them as income over the terms of the policies they issue. Such terms are generally one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding twelve-month period compared to the same period one year earlier.

Net Premiums Written

Our insurance subsidiaries’ 2018 net premiums written increased 2.0% to $744.0 million, compared to $729.1 million for 2017. We attribute the increase primarily to the impact of premium rate increases and an increase in the writing of new accounts in commercial lines of business. Commercial lines net premiums written increased $20.8 million, or 6.3%, for 2018 compared to 2017. The increase was primarily attributable to premium rate increases and increased writings of new accounts in the commercial automobile and commercial multi-peril lines of business. Personal lines net premiums written decreased $5.9 million, or 1.5%, for 2018 compared to 2017. We attribute the decrease in personal lines primarily to net attrition that resulted from increased pricing on renewal policies and underwriting measures our insurance subsidiaries have implemented to slow new policy growth.

Investment Income

For 2018, our net investment income increased to $26.9 million, an increase of $3.4 million, or 14.4%, over 2017. We attribute the increase primarily to an increase in average invested assets.

Net Investment (Losses) Gains

Our net investment (losses) gains in 2018 and 2017 were ($4.8 million) and $5.7 million, respectively. The net investment losses for 2018 were primarily related to a decrease in the market value of the equity securities we held at December 31, 2018. We adopted new accounting guidance effective January 1, 2018 that requires us to measure equity investments at fair value and recognize changes in fair value in our results of operations. The net investment gains for 2017 resulted primarily from strategic sales of equity securities within our investment portfolio and unrealized gains within a limited partnership that invests in equity securities. We did not recognize any impairment losses during 2018 or 2017.

Equity in Earnings of DFSC

Our equity in the earnings of DFSC in 2018 and 2017 was $2.7 million and $1.6 million, respectively. We attribute the increase in DFSC’s earnings primarily to higher net interest income related to loan portfolio growth that DFSC achieved during 2018.

Losses and Loss Expenses

Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, was 77.8% in 2018, compared to 69.4% in 2017. Our insurance subsidiaries’ commercial lines loss ratio increased to 72.9% in 2018, compared to 62.0% in 2017. This increase resulted primarily from the commercial automobile loss ratio increasing to 101.9% in 2018, compared to 80.3% in 2017, and the commercial multi-peril loss ratio increasing to 67.0% in 2018, compared to 64.6% in 2017. The personal lines loss ratio was 81.8% in 2018 compared to 75.5% in 2017. Our insurance subsidiaries experienced unfavorable loss reserve development of approximately $35.6 million during 2018 in their reserves for prior accident years, compared to approximately $6.6 million during 2017. The unfavorable loss reserve development resulted primarily from higher-than-expected severity in the commercial multiple peril, personal automobile and commercial automobile lines of business, offset by lower-than-expected severity in the workers’ compensation line of business.

Underwriting Expenses

Our insurance subsidiaries’ expense ratio, which is the ratio of policy acquisition and other underwriting expenses to premiums earned, was 31.6% in 2018, compared to 32.9% in 2017. We attribute the decrease to lower underwriting-based incentive compensation in 2018.

Combined Ratio

Our insurance subsidiaries’ combined ratio was 110.1% and 103.0% in 2018 and 2017, respectively. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned. We attribute the increase in our combined ratio primarily to the increase in our loss ratio.

Interest Expense

Our interest expense in 2018 increased to $2.3 million, compared to $1.6 million in 2017. We attribute the increase to higher interest rates in effect during 2018 compared to 2017.

Income Taxes

Our income tax benefit was $15.5 million in 2018, compared to income tax expense of $5.0 million in 2017. Our 2018 income tax benefit reflects our anticipation of an estimated carryback of our taxable loss in 2018 to prior tax years. Our 2017 income tax expense reflected additional tax expense of $4.8 million in 2017 related to the revaluation of our net deferred tax assets pursuant to the Tax Cuts and Jobs Act (the “TCJA”).

Net (Loss) Income and (Loss) Earnings Per Share

Our net loss in 2018 was $32.8 million, or $1.18 per share of Class A common stock and $1.09 per share of Class B common stock, compared to net income of $7.1 million, or $0.26 per share of Class A common stock on a diluted basis and $0.22 per share of Class B common stock, in 2017. We had 22.8 million and 22.6 million Class A shares outstanding at December 31, 2018 and 2017, respectively. We had 5.6 million Class B shares outstanding for both periods. There are no outstanding securities that dilute our shares of Class B common stock.

Book Value Per Share

Our stockholders’ equity decreased by $49.8 million in 2018 as a result of our net loss, net unrealized losses within our available-for-sale fixed maturity investments and dividends we declared to our stockholders during the year. Our book value per share decreased to $14.05 at December 31, 2018, compared to $15.95 a year earlier.

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

Net Investment Gains

Our net investment gains in 2017 and 2016 were $5.7 million and $2.5 million, respectively. The net investment gains for 2017 resulted primarily from strategic sales of equity securities within our investment portfolio and unrealized gains within a limited partnership that invests in equity securities. The net investment gains in 2016 resulted from normal turnover within our investment portfolio. We did not recognize any impairment losses during 2017 or 2016.

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

We have historically generated sufficient net positive cash flow from our operations to fund our commitments and build our investment portfolio, thereby increasing future investment returns. The pooling agreement with Donegal Mutual historically has been cash flow positive because of the profitability of the underwriting pool. Because we settle the pool monthly, our cash flows are substantially similar to the cash flows that would result from the underwriting of direct business. We maintain a high degree of liquidity in our investment portfolio in the form of marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective. This laddering approach provides an additional measure of liquidity to meet our obligations and the obligations of our insurance subsidiaries should an unexpected variation occur in the future. Net cash flows provided by operating activities in 2018, 2017 and 2016 were $63.8 million, $81.0 million and $60.0 million, respectively.

In July 2018, we renewed our existing credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a $60.0 million unsecured, revolving line of credit. At December 31, 2018, we had $25.0 million in outstanding borrowings and had the ability to borrow an additional $35.0 million at interest rates equal to M&T’s current prime rate or the then-current LIBOR rate plus 2.25%. At December 31, 2018, the interest rate on our outstanding borrowings was 4.77%. The credit agreement required our compliance with certain covenants. These covenants included minimum levels of our net worth, leverage ratio, statutory surplus and the A.M. Best ratings of our insurance subsidiaries. We did not comply with the minimum net worth and minimum interest coverage ratio covenants at December 31, 2018. We terminated this credit agreement and entered into a new credit agreement with M&T in March 2019. The new credit agreement relates to a $30.0 million unsecured, revolving line of credit. We transferred our $25.0 million outstanding borrowings to this new line of credit and have the ability to borrow an additional $5.0 million at interest rates equal to M&T’s current prime rate or the then-current LIBOR rate plus 2.25%. The interest rate on our outstanding borrowings is adjustable quarterly. We pay a fee of 0.15% per annum on the loan commitment amount regardless of usage. The new credit agreement requires our compliance with certain covenants. These covenants include minimum levels of our net worth, leverage ratio, statutory surplus and the A.M. Best ratings of our insurance subsidiaries. In addition, Atlantic States has guaranteed our payment obligations under the new credit agreement. We complied with all of the requirements of the new credit agreement as of the filing date of this Form 10-K Report.

Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. Atlantic States had $35.0 million in outstanding advances at December 31, 2018. The interest rate on the advances was 2.32% at December 31, 2018.

The following table shows expected payments for our significant contractual obligations at December 31, 2018:

(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Net liability for unpaid losses and loss expenses of our insurance subsidiaries	$475,398	$221,400	$221,128	$16,868	$16,002
Subordinated debentures	5,000	—	—	—	5,000
Borrowings under lines of credit	60,000	35,000	25,000	—	—

Total contractual obligations	$540,398	$256,400	$246,128	$16,868	$21,002

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

We estimated the timing of the amounts for the borrowings under our lines of credit based on their contractual maturities that we discuss in Note 9—Borrowings. Our borrowings under our lines of credit carry interest rates that vary as discussed in Note 9—Borrowings. Based upon the interest rates in effect at December 31, 2018, our annual interest cost associated with our borrowings under our lines of credit is approximately $2.2 million. For every 1% change in the interest rate associated with our borrowings under our lines of credit, the effect on our annual interest cost would be approximately $600,000.

The cash dividends we declared to our stockholders totaled $15.8 million, $15.0 million and $14.2 million in 2018, 2017 and 2016, respectively. There are no regulatory restrictions on our payment of dividends to our stockholders, although there are restrictions under applicable state laws on the payment of dividends from our insurance subsidiaries to us. Our insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis and are subject to regulations under which their payment of dividends from statutory surplus is restricted and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk-based capital (“RBC”) requirements. The amount of statutory capital and surplus necessary for our insurance subsidiaries to satisfy regulatory requirements, including the RBC requirements, was not significant in relation to our insurance subsidiaries’ statutory capital and surplus at December 31, 2018. Amounts available for distribution to us as ordinary dividends from our insurance subsidiaries without prior approval of insurance regulatory authorities in 2019 are $19.4 million from Atlantic States, $4.5 million from Southern, $2.0 million from Le Mars, $1.7 million from Peninsula, $1.7 million from Sheboygan and $5.6 million from MICO, or a total of approximately $34.9 million.

Investments

At December 31, 2018 and 2017, our investment portfolio of primarily investment-grade bonds, common stock, short-term investments and cash totaled $1.1 billion and $1.0 billion, respectively, representing 59.1% and 60.1%, respectively, of our total assets. See “Business—Investments” for more information.

	December 31,
	2018		2017
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Fixed maturities:
Total held to maturity	$402,799	39.1%	$366,655	36.4%
Total available for sale	526,558	51.1	538,946	53.6

Total fixed maturities	929,357	90.2	905,601	90.0
Equity securities	43,667	4.2	50,445	5.0
Investment in affiliate	41,026	4.0	38,774	3.9
Short-term investments	16,749	1.6	11,050	1.1

Total investments	$1,030,799	100.0%	$1,005,870	100.0%

The carrying value of our fixed maturity investments represented 90.2% and 90.0% of our total invested assets at December 31, 2018 and 2017, respectively.

Our fixed maturity investments consisted of high-quality marketable bonds, of which 99.8% were rated at investment-grade levels at December 31, 2018 and 2017.

At December 31, 2018, the net unrealized loss on our available-for-sale fixed maturity investments, net of deferred taxes, amounted to $6.8 million, compared to a net unrealized gain of $420,053 at December 31, 2017.

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

In January 2016, the FASB issued guidance that generally requires entities to measure equity investments at fair value and recognize changes in fair value in their results of operations. This guidance also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring entities to perform a qualitative assessment to identify impairment. The FASB issued other disclosure and presentation improvements related to financial instruments within the guidance. The guidance was effective for annual and interim reporting periods beginning after December 15, 2017. As a result of the adoption of this guidance on January 1, 2018, we transferred $4.9 million of net unrealized gains from accumulated other comprehensive income (“AOCI”) to retained earnings. We recognized $1.2 million of gains and $4.4 million of losses on equity securities held at December 31, 2018 in net investment losses for the year ended December 31, 2018.

In February 2016, the FASB issued guidance that requires lessees to recognize leases, including operating leases, on the lessee’s balance sheet, unless a lease is considered a short-term lease. This guidance also requires entities to make new judgments to identify leases. The guidance is effective for annual and interim reporting periods beginning after December 15, 2018 and permits early adoption. Our adoption of this guidance in 2019 will not have a significant impact on our financial position, results of operations or cash flows.

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

Principal cash flows and related weighted-average interest rates by stated maturity dates for the financial instruments we held at December 31, 2018 that are sensitive to interest rates are as follows:

(in thousands)	Principal Cash Flows	Weighted- Average Interest Rate
Fixed-maturity and short-term investments:
2019	$56,728	3.07%
2020	35,122	2.63
2021	43,744	3.37
2022	45,865	2.99
2023	45,096	2.93
Thereafter	723,111	3.49

Total	$949,666

Fair value	$948,345

Debt:
2019	$35,000	2.32%
2020	25,000	4.77
Thereafter	5,000	5.00

Total	$65,000

Fair value	$65,000

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

Through November 30, 2010, MICO and West Bend Mutual Insurance Company (“West Bend”) were parties to quota-share reinsurance agreements whereby MICO ceded 75% of its business to West Bend. MICO and West Bend terminated the reinsurance agreement in effect at November 30, 2010 on a run-off basis. West Bend’s obligations related to all past reinsurance agreements with MICO remain in effect for all policies with effective dates prior to December 1, 2010. West Bend and MICO entered into a trust agreement on December 1, 2010. Under the terms of the trust agreement, West Bend placed into trust, for the sole benefit of MICO, assets with a fair value equal to the amount of unearned premiums and unpaid losses and loss expenses, reduced by any net premium balances not yet paid by MICO, that West Bend had assumed pursuant to such reinsurance agreements at November 30, 2010. West Bend terminated the trust agreement in 2018 as permitted under the terms of the trust agreement when the obligations of West Bend under the trust agreement were equal to or less than $5.0 million.

Item 8.	Financial Statements and Supplementary Data.

Donegal Group Inc.

Consolidated Balance Sheets

	December 31,
	2018	2017
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost (fair value $405,038,296 and $380,450,428)	$402,798,518	$366,655,077
Available for sale, at fair value (amortized cost $535,112,451 and $538,414,337)	526,558,304	538,946,050
Equity securities, at fair value	43,667,009	50,445,243
Investment in Donegal Financial Services Corporation	41,025,975	38,773,420
Short-term investments, at cost, which approximates fair value	16,748,760	11,049,915

Total investments	1,030,798,566	1,005,869,705
Cash	52,594,461	37,833,435
Accrued investment income	6,561,199	6,553,121
Premiums receivable	156,702,250	160,406,432
Reinsurance receivable	343,369,065	298,342,563
Deferred policy acquisition costs	60,615,127	60,289,860
Deferred tax asset, net	13,069,755	7,128,843
Prepaid reinsurance premiums	135,379,777	135,032,641
Property and equipment, net	4,690,704	7,280,415
Accounts receivable - securities	261,829	180,525
Federal income taxes recoverable	19,032,604	10,935,105
Goodwill	5,625,354	5,625,354
Other intangible assets	958,010	958,010
Other	2,419,566	1,483,769

Total assets	$1,832,078,267	$1,737,919,778

Liabilities and Stockholders’ Equity
Liabilities
Losses and loss expenses	$814,665,224	$676,671,727
Unearned premiums	506,528,606	503,456,541
Accrued expenses	25,442,146	28,033,776
Reinsurance balances payable	3,882,193	4,116,159
Borrowings under lines of credit	60,000,000	59,000,000
Cash dividends declared to stockholders	3,948,484	3,841,820
Subordinated debentures	5,000,000	5,000,000
Accounts payable - securities	1,003,810	—
Due to affiliate	10,874,540	7,314,368
Other	1,863,363	1,789,283

Total liabilities	1,433,208,366	1,289,223,674

Stockholders’ Equity
Preferred stock, $.01 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 40,000,000 shares, issued 25,819,341 and 25,564,481 shares and outstanding 22,816,753 and 22,561,893 shares	258,194	255,645
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	261,258,423	255,401,558
Accumulated other comprehensive loss	(14,228,059)	(2,684,275)
Retained earnings	192,751,208	236,893,041
Treasury stock, at cost	(41,226,357)	(41,226,357)

Total stockholders’ equity	398,869,901	448,696,104

Total liabilities and stockholders’ equity	$1,832,078,267	$1,737,919,778

See accompanying notes to consolidated financial statements.

Donegal Group Inc.

Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income

	Years Ended December 31,
	2018	2017	2016
Statements of (Loss) Income
Revenues
Net premiums earned (includes affiliated reinsurance of $198,580,547, $190,924,704 and $184,656,732 - see note 3)	$741,290,873	$702,514,755	$656,204,797
Investment income, net of investment expenses	26,907,656	23,527,304	22,632,730
Installment payment fees	5,256,721	5,157,163	5,302,896
Lease income	480,617	500,455	670,865
Net investment (losses) gains (includes ($499,244), $5,705,255 and $2,525,575 accumulated other comprehensive income reclassification)	(4,801,509)	5,705,255	2,525,575
Equity in earnings of Donegal Financial Services Corporation	2,693,962	1,621,605	1,086,157

Total revenues	771,828,320	739,026,537	688,423,020

Expenses
Net losses and loss expenses (includes affiliated reinsurance of $140,113,591, $114,865,113 and $102,124,332 - see note 3)	576,458,420	487,268,054	423,315,903
Amortization of deferred policy acquisition costs	120,964,000	115,065,000	107,876,000
Other underwriting expenses	113,270,131	116,538,431	108,458,742
Policyholder dividends	5,353,023	5,014,624	4,373,377
Interest	2,302,082	1,593,437	1,657,647
Other, net	1,717,513	1,432,529	1,412,944

Total expenses	820,065,169	726,912,075	647,094,613

(Loss) income before income tax (benefit) expense	(48,236,849)	12,114,462	41,328,407
Income tax (benefit) expense (includes ($104,841), $1,939,787 and $883,951 income tax (benefit) expense from reclassification items)	(15,476,509)	4,998,362	10,527,270

Net (loss) income	$(32,760,340)	$7,116,100	$30,801,137

Basic (loss) earnings per common share:
Class A common stock	$(1.18)	$0.27	$1.19

Class B common stock	$(1.09)	$0.22	$1.06

Diluted (loss) earnings per common share:
Class A common stock	$(1.18)	$0.26	$1.16

Class B common stock	$(1.09)	$0.22	$1.06

Statements of Comprehensive (Loss) Income
Net (loss) income	$(32,760,340)	$7,116,100	$30,801,137

Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on securities:
Unrealized holding (loss) gain arising during the period, net of income tax (benefit) expense of ($1,865,948), $1,964,385 and ($746,518)	(7,019,532)	3,811,151	(1,386,391)
Reclassification adjustment for losses (gains) included in net (loss) income, net of income tax (benefit) expense of ($104,841), $1,939,787 and $883,951	394,403	(3,765,468)	(1,641,624)

Other comprehensive (loss) income	(6,625,129)	45,683	(3,028,015)

Comprehensive (loss) income	$(39,385,469)	$7,161,783	$27,773,122

See accompanying notes to consolidated financial statements.

Donegal Group Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock				Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Class A Shares	Class B Shares	Class A Amount	Class B Amount
Balance, January 1, 2016	23,501,805	5,649,240	$235,018	$56,492	$219,525,301	$773,744	$229,024,370	$(41,226,357)	$408,388,568

Issuance of common stock (stock compensation plans)	149,105		1,491		2,118,471				2,119,962
Stock-based compensation	832,467		8,325		14,522,217				14,530,542
Net income							30,801,137		30,801,137
Cash dividends							(14,196,874)		(14,196,874)
Grant of stock options					685,720		(685,720)		—
Other comprehensive loss						(3,028,015)			(3,028,015)

Balance, December 31, 2016	24,483,377	5,649,240	$244,834	$56,492	$236,851,709	$(2,254,271)	$244,942,913	$(41,226,357)	$438,615,320

Issuance of common stock (stock compensation plans)	157,085		1,571		2,486,762				2,488,333
Stock-based compensation	924,019		9,240		15,462,479				15,471,719
Net income							7,116,100		7,116,100
Cash dividends							(15,041,051)		(15,041,051)
Grant of stock options					600,608		(600,608)		—
Reclassification of tax effects						(475,687)	475,687		—
Other comprehensive income						45,683			45,683

Balance, December 31, 2017	25,564,481	5,649,240	$255,645	$56,492	$255,401,558	$(2,684,275)	$236,893,041	$(41,226,357)	$448,696,104

Issuance of common stock (stock compensation plans)	174,899		1,749		2,469,220				2,470,969
Stock-based compensation	79,961		800		2,853,111				2,853,911
Net loss							(32,760,340)		(32,760,340)
Cash dividends							(15,765,614)		(15,765,614)
Grant of stock options					534,534		(534,534)		—
Reclassification of equity unrealized gains						(4,918,655)	4,918,655		—
Other comprehensive loss						(6,625,129)			(6,625,129)

Balance, December 31, 2018	25,819,341	5,649,240	$258,194	$56,492	$261,258,423	$(14,228,059)	$192,751,208	$(41,226,357)	$398,869,901

See accompanying notes to consolidated financial statements.

Donegal Group Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities:
Net (loss) income	$(32,760,340)	$7,116,100	$30,801,137

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	6,609,632	6,109,869	6,587,282
Net investment losses (gains)	4,801,509	(5,705,255)	(2,525,575)
Equity in earnings of Donegal Financial Services Corporation	(2,693,962)	(1,621,605)	(1,086,157)
Changes in Assets and Liabilities:
Losses and loss expenses	137,993,497	70,007,137	28,459,481
Unearned premiums	3,072,065	37,401,313	36,562,025
Accrued expenses	(2,591,630)	(212,915)	5,786,216
Premiums receivable	3,704,182	(1,016,765)	(18,122,256)
Deferred policy acquisition costs	(325,267)	(3,980,664)	(4,200,808)
Deferred income taxes	(4,179,805)	11,889,970	2,030,865
Reinsurance receivable	(45,026,502)	(35,314,555)	(3,299,895)
Accrued investment income	(8,078)	(257,608)	(304,316)
Amounts due to affiliate	3,560,172	16,519,278	(12,762,087)
Reinsurance balances payable	(233,966)	(253,369)	889,122
Prepaid reinsurance premiums	(347,136)	(10,777,146)	(10,732,990)
Current income taxes	(8,097,499)	(9,826,855)	379,406
Other, net	299,262	(113,482)	(22,628)
Dividends received from Donegal Financial Services Corporation	—	1,036,750	1,591,300

Net adjustments	96,536,474	73,884,098	29,228,985

Net cash provided by operating activities	63,776,134	81,000,198	60,030,122

Cash Flows from Investing Activities:
Purchases of fixed maturities:
Held to maturity	(48,969,776)	(51,049,152)	(44,907,210)
Available for sale	(116,961,667)	(138,675,907)	(161,873,868)
Purchases of equity securities	(11,303,361)	(17,033,093)	(15,222,724)
Sales of fixed maturities:
Available for sale	13,202,367	10,081,785	55,731,299
Maturity of fixed maturities:
Held to maturity	13,184,665	20,577,326	19,488,644
Available for sale	105,266,805	99,544,479	82,586,588
Sales of equity securities	13,779,330	20,880,814	9,201,657
Net purchases of property and equipment	(105,525)	(1,090,726)	(384,207)
Net (purchases) sales of short-term investments	(5,698,845)	(1,678,908)	4,061,475

Net cash used in investing activities	(37,606,007)	(58,443,382)	(51,318,346)

Cash Flows from Financing Activities:
Issuance of common stock	3,249,849	15,511,457	13,822,228
Cash dividends paid	(15,658,950)	(14,822,052)	(14,085,934)
Payments on lines of credit	—	(10,000,000)	(12,000,000)
Borrowings under lines of credit	1,000,000	—	—

Net cash used in financing activities	(11,409,101)	(9,310,595)	(12,263,706)

Net increase (decrease) in cash	14,761,026	13,246,221	(3,551,930)
Cash at beginning of year	37,833,435	24,587,214	28,139,144

Cash at end of year	$52,594,461	$37,833,435	$24,587,214

See accompanying notes to consolidated financial statements.

Donegal Group Inc.

Notes to Consolidated Financial Statements

1—Summary of Significant Accounting Policies

Organization and Business

Donegal Mutual Insurance Company (“Donegal Mutual”) organized us as an insurance holding company on August 26, 1986. Our insurance subsidiaries, Atlantic States Insurance Company (“Atlantic States”), Southern Insurance Company of Virginia (“Southern”), Le Mars Insurance Company (“Le Mars”), the Peninsula Insurance Group (“Peninsula”), which consists of Peninsula Indemnity Company and The Peninsula Insurance Company, Sheboygan Falls Insurance Company (“Sheboygan”) and Michigan Insurance Company (“MICO”), write personal and commercial lines of property and casualty coverages exclusively through a network of independent insurance agents in certain Mid-Atlantic, Midwestern, New England and Southern states. At December 31, 2018, we also owned 48.2% of the outstanding stock of Donegal Financial Services Corporation (“DFSC”), a grandfathered unitary savings and loan holding company that owns Union Community Bank (“UCB”), a state savings bank. UCB has 13 banking offices, substantially all of which are located in Lancaster County, Pennsylvania. Donegal Mutual owned the remaining 51.8% of the outstanding stock of DFSC. In June 2018, we and Donegal Mutual entered into an agreement to sell DFSC to Northwest Bancshares, Inc. (“Northwest”). We refer you to Note 22—Subsequent Event for information regarding the consummation of the sale of DFSC in March 2019.

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

At December 31, 2018, Donegal Mutual held approximately 43% of our outstanding Class A common stock and approximately 84% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 72% of the total voting power of our common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to a pooling agreement and other intercompany agreements and transactions. While each company maintains its separate corporate existence, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

Atlantic States, our largest subsidiary, participates in a pooling agreement with Donegal Mutual. Under the pooling agreement, the two companies pool their insurance business and each company receives an allocated percentage of the pooled business. Atlantic States has an 80% share of the results of the pooled business, and Donegal Mutual has a 20% share of the results of the pooled business.

The same executive management and underwriting personnel administer products, classes of business underwritten, pricing practices and underwriting standards of Donegal Mutual and our insurance subsidiaries. In addition, as the Donegal Insurance Group, Donegal Mutual and our insurance subsidiaries share a combined business plan to achieve market penetration and underwriting profitability objectives. The products our insurance subsidiaries and Donegal Mutual market are generally complementary, thereby allowing the Donegal Insurance Group to offer a broader range of products to a given market and to expand the Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account. Distinctions within the products of Donegal Mutual and our insurance subsidiaries generally relate to specific risk profiles targeted within similar classes of business, such as preferred tier versus standard tier products, but we do not allocate all of the standard risk gradients to one company. Therefore, the underwriting profitability of the business the individual companies write directly will vary. However, as the risk characteristics of all business Donegal Mutual and Atlantic States write directly are homogenized within the underwriting pool, Donegal Mutual and Atlantic States share the underwriting results in proportion to their respective participation in the pool. Pooled business represents the predominant percentage of the net underwriting activity of both Donegal Mutual and Atlantic States. We refer to Note 3—Transactions with Affiliates for more information regarding the pooling agreement.

In July 2018, we consolidated the branch office operations of Peninsula into our home office operations to achieve economies of scale and enhance service levels for policyholders of Peninsula. We recorded a restructuring charge for employee termination costs associated with the Peninsula consolidation of approximately $1.9 million. We paid approximately $1.5 million of these costs in 2018 and had an accrual of approximately $390,000 remaining at December 31, 2018. We entered into a definitive purchase agreement for the sale of Peninsula’s branch office in 2018. The sale was completed in January 2019, and we received net proceeds of $1.2 million. We recorded an impairment charge of $1.1 million in other expenses in 2018 related to this real estate transaction and included the $1.2 million fair value of the real estate we held for sale in other assets at December 31, 2018.

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

We make estimates and assumptions that could have a significant effect on amounts and disclosures we report in our consolidated financial statements. The most significant estimates relate to our insurance subsidiaries’ reserves for property and casualty insurance unpaid losses and loss expenses. While we believe our estimates and the estimates of our insurance subsidiaries are appropriate, the ultimate amounts may differ from the estimates provided. We regularly review our methods for making these estimates as well as the continuing appropriateness of the estimated amounts, and we reflect any adjustment we consider necessary in our current results of operations.

Reclassification

We have made certain reclassifications in our prior period financial statements to conform to the current year presentation.

Investments

We classify our debt securities into the following categories:

Held to Maturity—Debt securities that we have the positive intent and ability to hold to maturity; reported at amortized cost.

Available for Sale—Debt securities not classified as held to maturity; reported at fair value, with unrealized gains and losses excluded from income and reported as a separate component of stockholders’ equity (net of tax effects).

Short-term investments are carried at amortized cost, which approximates fair value.

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

We amortize premiums and discounts on debt securities over the life of the security as an adjustment to yield using the effective interest method. We compute investment gains and losses using the specific identification method.

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

Fair Values of Financial Instruments

We use the following methods and assumptions in estimating our fair value disclosures:

Investments—We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that we could realize if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values for our fixed maturity and equity investments. We generally obtain two prices per security. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates we obtain are representative of fair values based upon the general knowledge of our investment personnel of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and the pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security type and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. We refer to Note 5—Fair Value Measurements for more information regarding our methods and assumptions in estimating fair values.

Cash and Short-Term Investments—The carrying amounts we report in the balance sheet for these instruments approximate their fair values.

Premiums and Reinsurance Receivables and Payables—The carrying amounts we report in the balance sheet for these instruments related to premiums and paid losses and loss expenses approximate their fair values.

Subordinated Debentures—The carrying amounts we report in the balance sheet for these instruments approximate their fair values.

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

Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced an increase in claims severity and a lengthening of the claim settlement periods on bodily injury claims during the past several years. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on bodily injury claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded.

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

Income Taxes

We currently file a consolidated federal income tax return that includes us and our insurance subsidiaries.

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

Reinsurance Accounting and Reporting

Our insurance subsidiaries rely upon reinsurance agreements to limit their maximum net loss from large single risks or risks in concentrated areas and to increase their capacity to write insurance. Reinsurance does not relieve our insurance subsidiaries from liability to their respective policyholders. To the extent that a reinsurer cannot pay losses for which it is liable under the terms of a reinsurance agreement with one or more of our insurance subsidiaries, our insurance subsidiaries retain continued liability for such losses. However, in an effort to reduce the risk of non-payment, our insurance subsidiaries require all of their reinsurers to have an A.M. Best rating of A- or better or, with respect to foreign reinsurers, to have a financial condition that, in the opinion of our management, is equivalent to a company with an A.M. Best rating of A- or better. We refer to Note 10—Reinsurance for more information regarding the reinsurance agreements of our insurance subsidiaries.

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

In 2018, 2017 and 2016, we realized $25,938, $873,515 and $788,700, respectively, in tax benefits upon the exercise of stock options.

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

2—Impact of New Accounting Standards

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

In January 2016, the FASB issued guidance that generally requires entities to measure equity investments at fair value and recognize changes in fair value in their results of operations. This guidance also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring entities to perform a qualitative assessment to identify impairment. The FASB issued other disclosure and presentation improvements related to financial instruments within the guidance. The guidance was effective for annual and interim reporting periods beginning after December 15, 2017. As a result of the adoption of this guidance on January 1, 2018, we transferred $4.9 million of net unrealized gains from accumulated other comprehensive income (“AOCI”) to retained earnings. We recognized $1.2 million of gains and $4.4 million of losses on equity securities held at December 31, 2018 in net investment losses for the year ended December 31, 2018.

In February 2016, the FASB issued guidance that requires lessees to recognize leases, including operating leases, on the lessee’s balance sheet, unless a lease is considered a short-term lease. This guidance also requires entities to make new judgments to identify leases. The guidance is effective for annual and interim reporting periods beginning after December 15, 2018 and permits early adoption. Our adoption of this guidance in 2019 will not have a significant impact on our financial position, results of operations or cash flows.

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

3—Transactions with Affiliates

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

The following amounts represent reinsurance Atlantic States ceded to the pool during 2018, 2017 and 2016:

	2018	2017	2016
Premiums earned	$212,928,238	$200,752,599	$185,444,009
Losses and loss expenses	159,495,489	140,015,950	115,371,839
Prepaid reinsurance premiums	106,224,424	103,991,861	95,469,329
Liability for losses and loss expenses	158,081,925	136,786,070	120,434,535

The following amounts represent reinsurance Atlantic States assumed from the pool during 2018, 2017 and 2016:

	2018	2017	2016
Premiums earned	$473,512,781	$451,470,894	$422,985,921
Losses and loss expenses	335,789,280	289,503,373	240,394,302
Unearned premiums	231,958,181	228,988,598	214,372,048
Liability for losses and loss expenses	303,546,744	252,263,547	230,543,393

Until February 1, 2016, Donegal Mutual and Le Mars had a quota-share reinsurance agreement under which Le Mars assumed 100% of the premiums and losses related to certain products Donegal Mutual offered in certain Midwestern states, which provided the availability of complementary products to Le Mars’ commercial accounts. Until October 31, 2012, Donegal Mutual and Southern had a quota-share reinsurance agreement whereby Southern assumed 100% of the premiums and losses related to personal lines products Donegal Mutual offered in Virginia through the use of its automated policy quoting and issuance system. The following amounts represent reinsurance Southern and Le Mars assumed from Donegal Mutual pursuant to the quota-share reinsurance agreements during 2018, 2017 and 2016:

	2018	2017	2016
Premiums earned	$—	$(271)	$(1,512)
Losses and loss expenses	(104,817)	(690,268)	(378,199)
Liability for losses and loss expenses	719,573	827,193	3,222,100

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

The following amounts represent reinsurance ceded to Donegal Mutual pursuant to these quota-share reinsurance agreements during 2018, 2017 and 2016:

	2018	2017	2016
Premiums earned	$42,813,929	$42,578,047	$39,917,800
Losses and loss expenses	23,175,456	24,978,631	21,524,856
Prepaid reinsurance premiums	19,047,084	19,827,115	19,180,421
Liability for losses and loss expenses	38,434,078	36,396,109	31,881,756

Through December 31, 2018, Atlantic States, Southern and Le Mars each had a catastrophe reinsurance agreement with Donegal Mutual that provided coverage under any one catastrophic occurrence above a set retention ($2,500,000, $2,000,000 and $1,000,000 for Atlantic States, Southern and Le Mars, respectively, for 2018), with a combined retention of $5,000,000 for a catastrophe involving a combination of these subsidiaries, up to the amount Donegal Mutual and our insurance subsidiaries retained under catastrophe reinsurance agreements with unaffiliated reinsurers. The set retention was $2,000,000, $1,500,000 and $750,000 for Atlantic States, Southern and Le Mars, respectively, for 2017 and 2016. Through December 31, 2018, Donegal Mutual and Southern had an excess of loss reinsurance agreement in which Donegal Mutual assumed up to $500,000 of Southern’s losses in excess of $500,000.

The following amounts represent reinsurance that our insurance subsidiaries ceded to Donegal Mutual pursuant to these reinsurance agreements during 2018, 2017 and 2016:

	2018	2017	2016
Premiums earned	$19,190,067	$17,215,273	$12,965,868
Losses and loss expenses	12,899,927	8,953,411	995,076
Liability for losses and loss expenses	4,847,176	3,399,207	3,136,438

The following amounts represent the effect of affiliated reinsurance transactions on net premiums our insurance subsidiaries earned during 2018, 2017 and 2016:

	2018	2017	2016
Assumed	$473,512,781	$451,470,623	$422,984,409
Ceded	(274,932,234)	(260,545,919)	(238,327,677)

Net	$198,580,547	$190,924,704	$184,656,732

The following amounts represent the effect of affiliated reinsurance transactions on net losses and loss expenses our insurance subsidiaries incurred during 2018, 2017 and 2016:

	2018	2017	2016
Assumed	$335,684,463	$288,813,105	$240,016,103
Ceded	(195,570,872)	(173,947,992)	(137,891,771)

Net	$140,113,591	$114,865,113	$102,124,332

b. Expense Sharing

Donegal Mutual provides facilities, management and other services to us and our insurance subsidiaries. Donegal Mutual allocates certain related expenses to Atlantic States in relation to the relative participation of Atlantic States and Donegal Mutual in the pooling agreement. Our insurance subsidiaries other than Atlantic States reimburse Donegal Mutual for their personnel costs and bear their proportionate share of information services costs based on their percentage of the total written premiums of the Donegal Insurance Group. Charges for these services totalled $126,153,511, $124,999,770 and $122,428,117 for 2018, 2017 and 2016, respectively.

c. Lease Agreement

We lease office equipment and automobiles with terms ranging from 3 to 10 years to Donegal Mutual under a 10-year lease agreement dated January 1, 2011.

d. Union Community Bank

At December 31, 2018 and 2017, we had $50,252,479 and $32,373,544, respectively, in checking accounts with UCB, a wholly owned subsidiary of DFSC. We earned $538,311, $286,410 and $87,941 in interest on these accounts during 2018, 2017 and 2016, respectively. We refer you to Note 22—Subsequent Event for information regarding the sale of DFSC in March 2019.

4—Investments

The amortized cost and estimated fair values of our fixed maturities at December 31, 2018 and 2017 are as follows:

	2018
Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$76,222,306	$174,904	$1,086,613	$75,310,597
Obligations of states and political subdivisions	159,292,158	8,236,804	704,104	166,824,858
Corporate securities	127,010,071	396,197	4,391,451	123,014,817
Mortgage-backed securities	40,273,983	64,318	450,277	39,888,024

Totals	$402,798,518	$8,872,223	$6,632,445	$405,038,296

	2018
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$45,188,053	$25,241	$1,003,365	$44,209,929
Obligations of states and political subdivisions	73,760,836	1,762,127	306,994	75,215,969
Corporate securities	140,688,937	203,393	3,059,185	137,833,145
Mortgage-backed securities	275,474,625	148,967	6,324,331	269,299,261

Totals	$535,112,451	$2,139,728	$10,693,875	$526,558,304

	2017
Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$71,736,445	$804,012	$546,868	$71,993,589
Obligations of states and political subdivisions	137,581,155	11,161,650	112,193	148,630,612
Corporate securities	108,024,776	2,860,255	730,843	110,154,188
Mortgage-backed securities	49,312,701	515,976	156,638	49,672,039

Totals	$366,655,077	$15,341,893	$1,546,542	$380,450,428

	2017
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$44,759,456	$20,377	$730,409	$44,049,424
Obligations of states and political subdivisions	128,478,000	3,941,610	302,440	132,117,170
Corporate securities	105,254,120	1,010,744	525,445	105,739,419
Mortgage-backed securities	259,922,761	444,603	3,327,327	257,040,037

Totals	$538,414,337	$5,417,334	$4,885,621	$538,946,050

At December 31, 2018, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $157.7 million and an amortized cost of $152.2 million. Our holdings also included special revenue bonds with an aggregate fair value of $84.3 million and an amortized cost of $80.9 million. With respect to both categories of bonds, we held no securities of any issuer that comprised more than 10% of that category at December 31, 2018. Education bonds and water and sewer utility bonds represented 49% and 29%, respectively, of our total investments in special revenue bonds based on their carrying values at December 31, 2018. Many of the issuers of the special revenue bonds we held at December 31, 2018 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held are similar to general obligation bonds.

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

We have segregated within accumulated other comprehensive loss the net unrealized losses of $15.1 million arising prior to the November 30, 2013 reclassification date for fixed maturities reclassified from available for sale to held to maturity. We will amortize this balance over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same fixed maturities. During 2018, we recorded amortization of $1.2 million in other comprehensive loss. At December 31, 2018 and 2017, net unrealized losses of $8.6 million and $9.8 million, respectively, remained within accumulated other comprehensive loss.

We set forth below the amortized cost and estimated fair value of fixed maturities at December 31, 2018 by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Held to maturity
Due in one year or less	$7,058,908	$7,050,979
Due after one year through five years	71,760,946	72,293,032
Due after five years through ten years	138,736,485	137,974,815
Due after ten years	144,968,196	147,831,446
Mortgage-backed securities	40,273,983	39,888,024

Total held to maturity	$402,798,518	$405,038,296

Available for sale
Due in one year or less	$32,119,775	$32,223,407
Due after one year through five years	88,814,531	87,999,196
Due after five years through ten years	119,447,672	117,530,095
Due after ten years	19,255,848	19,506,345
Mortgage-backed securities	275,474,625	269,299,261

Total available for sale	$535,112,451	$526,558,304

The cost and estimated fair values of our equity securities at December 31, 2018 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value
	(in thousands)
Equity securities	$40,942,716	$4,817,917	$2,093,624	$43,667,009

The cost and estimated fair values of our equity securities at December 31, 2017 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value
	(in thousands)
Equity securities	$44,219,097	$6,505,287	$279,141	$50,445,243

The amortized cost of fixed maturities on deposit with various regulatory authorities at December 31, 2018 and 2017 amounted to $8,795,334 and $9,646,390, respectively.

Our investment in DFSC represented our 48.2% investment in the amount of $41,025,975 and $38,773,420 at December 31, 2018 and 2017, respectively. We accounted for our investment in DFSC using the equity method of accounting. Under this method, we recorded our investment at cost, with adjustments for our share of DFSC’s earnings and losses as well as changes in DFSC’s equity due to its unrealized gains and losses. We and Donegal Mutual sold DFSC in March 2019. We refer you to Note 22—Subsequent Event for information regarding the sale of DFSC.

We include our share of DFSC’s net income in our results of operations. We have compiled the following summary financial information for DFSC at December 31, 2018 and 2017 from the financial statements of DFSC.

	December 31,
Balance sheets:	2018	2017
Total assets	$553,190,379	$567,935,408

Total liabilities	$468,187,592	$487,603,999
Stockholders’ equity	85,002,787	80,331,409

Total liabilities and stockholders’ equity	$553,190,379	$567,935,408

	Year Ended December 31,
Income statements:	2018	2017	2016
Net income	$5,457,636	$3,362,861	$2,252,456

Other comprehensive (loss) income in our statements of comprehensive (loss) income includes net unrealized (losses) gains of ($387,037), $112,053 and ($103,331) for 2018, 2017 and 2016, respectively, representing our share of DFSC’s unrealized investment gains or losses.

We received a distribution from DFSC of $1.0 million during 2017. Based on the nature of the activities that generated the distribution, we made an accounting policy election to classify the distribution as a return on our investment in DFSC.

We derive net investment income, consisting primarily of interest and dividends, from the following sources:

	2018	2017	2016
Fixed maturities	$27,733,555	$26,143,924	$25,066,582
Equity securities	1,264,120	999,335	1,187,814
Short-term investments	795,522	407,580	115,763
Other	29,450	33,316	108,003

Investment income	29,822,647	27,584,155	26,478,162
Investment expenses	(2,914,991)	(4,056,851)	(3,845,432)

Net investment income	$26,907,656	$23,527,304	$22,632,730

We present below gross gains and losses from investments, including those we classified as held to maturity, and the change in the difference between fair value and cost of investments:

	2018	2017	2016
Gross gains:
Fixed maturities	$131,660	$168,855	$2,161,108
Equity securities	1,890,762	6,197,253	1,378,548

	2,022,422	6,366,108	3,539,656

Gross losses:
Fixed maturities	630,904	98,723	281,131
Equity securities	6,193,027	562,130	732,950

	6,823,931	660,853	1,014,081

Net (losses) gains	$(4,801,509)	$5,705,255	$2,525,575

Change in difference between fair value and cost of investments:
Fixed maturities	$(20,641,433)	$2,335,578	$(12,932,470)
Equity securities	(3,501,853)	1,569,999	3,160,356

Totals	$(24,143,286)	$3,905,577	$(9,772,114)

We recognized $1.2 million of gains and $4.4 million of losses on equity securities held at December 31, 2018 in net investment losses for 2018.

We held fixed maturities with unrealized losses representing declines that we considered temporary at December 31, 2018 as follows:

	Less than 12 months		12 months or longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$26,342,398	$165,774	$54,900,027	$1,924,204
Obligations of states and political subdivisions	28,321,962	477,357	21,559,520	533,741
Corporate securities	149,269,854	4,482,870	59,396,885	2,967,766
Mortgage-backed securities	82,593,454	912,616	181,379,875	5,861,992

Totals	$286,527,668	$6,038,617	$317,236,307	$11,287,703

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

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we measure investments at fair value and, beginning January 1, 2018, we recognize changes in fair value in our results of operations. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, company or geographic events that have negatively impacted the value of a security and rating agency downgrades. We held 509 debt securities that were in an unrealized loss position at December 31, 2018. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary.

We did not recognize any impairment losses in 2018, 2017 or 2016. We had no sales or transfers from our held to maturity portfolio in 2018, 2017 or 2016. We had no derivative instruments or hedging activities during 2018, 2017 or 2016.

5—Fair Value Measurements

We account for financial assets using a framework that establishes a hierarchy that ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value, and we classify financial assets and liabilities carried at fair value in one of the following three categories:

Level 1—quoted prices in active markets for identical assets and liabilities;

Level 2—directly or indirectly observable inputs other than Level 1 quoted prices; and

Level 3—unobservable inputs not corroborated by market data.

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

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that we could realize if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. We generally obtain two prices per security. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates we obtain are representative of fair values based upon the general knowledge of the market of our investment personnel, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security type and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At December 31, 2018, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at December 31, 2018, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

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

We evaluate our assets and liabilities on a regular basis to determine the appropriate level at which to classify them for each reporting period. Based on our review of the methodology and summary of inputs the pricing services use, we have concluded that our Level 1 and Level 2 investments were classified properly at December 31, 2018 and 2017.

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at December 31, 2018:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$44,209,929	$—	$44,209,929	$—
Obligations of states and political subdivisions	75,215,969	—	75,215,969	—
Corporate securities	137,833,145	—	137,833,145	—
Mortgage-backed securities	269,299,261	—	269,299,261	—
Equity securities	30,674,835	28,351,110	2,323,725	—

Total investments in the fair value hierarchy	557,233,139	28,351,110	528,882,029	—

Investment measured at net asset value	12,992,174	—	—	—

Totals	$570,225,313	$28,351,110	$528,882,029	$—

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at December 31, 2017:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$44,049,424	$—	$44,049,424	$—
Obligations of states and political subdivisions	132,117,170	—	132,117,170	—
Corporate securities	105,739,419	—	105,739,419	—
Mortgage-backed securities	257,040,037	—	257,040,037	—
Equity securities	36,736,121	36,736,121	—	—

Total investments in the fair value hierarchy	575,682,171	36,736,121	538,946,050	—

Investment measured at net asset value	13,709,122	—	—	—

Totals	$589,391,293	$36,736,121	$538,946,050	$—

6—Deferred Policy Acquisition Costs

Changes in our insurance subsidiaries’ deferred policy acquisition costs are as follows:

	2018	2017	2016
Balance, January 1	$60,289,860	$56,309,196	$52,108,388
Acquisition costs deferred	121,289,267	119,045,664	112,076,808
Amortization charged to earnings	(120,964,000)	(115,065,000)	(107,876,000)

Balance, December 31	$60,615,127	$60,289,860	$56,309,196

7—Property and Equipment

Property and equipment at December 31, 2018 and 2017 consisted of the following:

	2018	2017	Estimated Useful Life
Office equipment	$10,049,884	$9,918,045	3-15 years
Automobiles	448,015	779,357	5 years
Real estate	4,977,813	7,971,590	5-50 years
Software	2,843,782	2,794,864	5 years

	18,319,494	21,463,856
Accumulated depreciation	(13,628,790)	(14,183,441)

	$4,690,704	$7,280,415

Depreciation expense for 2018, 2017 and 2016 amounted to $479,550, $478,800 and $742,861, respectively.

8—Liability for Losses and Loss Expenses

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

We summarize activity in our insurance subsidiaries’ liability for losses and loss expenses as follows:

	2018	2017	2016
Balance at January 1	$676,671,727	$606,664,590	$578,205,109
Less reinsurance recoverable	(293,271,257)	(259,147,147)	(256,150,860)

Net balance at January 1	383,400,470	347,517,443	322,054,249

Incurred related to:
Current year	540,826,810	480,646,641	420,327,164
Prior years	35,631,610	6,621,413	2,988,739

Total incurred	576,458,420	487,268,054	423,315,903

Paid related to:
Current year	308,578,285	288,379,600	248,106,788
Prior years	175,882,906	163,005,427	149,745,921

Total paid	484,461,191	451,385,027	397,852,709

Net balance at December 31	475,397,699	383,400,470	347,517,443
Plus reinsurance recoverable	339,267,525	293,271,257	259,147,147

Balance at December 31	$814,665,224	$676,671,727	$606,664,590

Our insurance subsidiaries recognized an increase in their liability for losses and loss expenses of prior years of $35.6 million, $6.6 million and $3.0 million in 2018, 2017 and 2016, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy or claims management personnel, and they have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those years. The 2018 development represented 9.3% of the December 31, 2017 net carried reserves and resulted primarily from higher-than-expected severity in the commercial multiple peril, personal automobile and commercial automobile lines of business, offset by lower-than-expected severity in the workers’ compensation line of business, in accident years prior to 2018. The majority of the 2018 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States, Southern and Peninsula. During 2018, our insurance subsidiaries received new information on previously-reported commercial automobile and personal automobile claims that led our insurance subsidiaries to conclude that their prior actuarial assumptions did not fully anticipate recent changes in severity and reporting trends. Our insurance subsidiaries have encountered increasing difficulties in projecting the ultimate severity of automobile losses over recent accident years, which our insurance subsidiaries attribute to worsening litigation trends and an increased delay in the reporting to our insurance subsidiaries of information with respect to the severity of claims. As a result, our insurance subsidiaries’ actuaries increased their projections of the ultimate cost of our insurance subsidiaries’ prior-year personal automobile and commercial automobile losses, and our insurance subsidiaries added $17.7 million to their reserves for personal automobile and $20.8 million to their reserves for commercial automobile for accident years prior to 2018. The 2017 development represented 1.9% of the December 31, 2016 net carried reserves and resulted primarily from higher-than-expected severity in the commercial multiple peril, personal automobile and commercial automobile lines of business, offset by lower-than-expected severity in the workers’ compensation line of business, in accident years prior to 2017. The majority of the 2017 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States and Peninsula. The 2016 development represented 0.9% of the December 31, 2015 net carried reserves and resulted primarily from higher-than-expected severity in the commercial multiple peril and commercial automobile liability lines of business, offset by lower-than-expected severity in the workers’ compensation line of business, in accident years prior to 2016. The majority of the 2016 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States and Southern.

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

Our insurance subsidiaries determine incurred but not reported (“IBNR”) reserves by subtracting the cumulative loss and loss expense amounts our insurance subsidiaries have paid and the case reserves our insurance subsidiaries have established at the balance sheet date from their actuaries’ estimate of the ultimate cost of losses and loss expenses. Accordingly, our insurance subsidiaries’ IBNR reserves include their actuaries’ projections of the cost of unreported claims as well as their actuaries’ projected development of case reserves on known claims and reopened claims. Our insurance subsidiaries’ methodology for estimating IBNR reserves has been in place for many years, and their actuaries made no significant changes to that methodology during 2018.

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

The following tables present information about incurred and paid claims development as of December 31, 2018, net of reinsurance, as well as cumulative claim frequency and the total of IBNR reserves plus expected development on reported claims that our insurance subsidiaries included within their net incurred claims amounts. The tables include unaudited information about incurred and paid claims development for the years ended December 31, 2009 through 2017, which we present as supplementary information. We present amounts retrospectively for MICO, which we acquired in December 2010, for all accident years prior to 2010.

Personal Automobile											At December 31, 2018
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited
(dollars and reported claims in thousands)
2009	$105,707	$106,313	$106,841	$107,589	$107,190	$106,705	$106,549	$106,499	$106,713	$106,685	$10	65
2010		117,967	117,552	118,562	118,876	118,916	118,587	118,385	118,289	118,314	35	70
2011			127,929	131,678	132,987	133,229	133,617	133,218	133,145	133,142	76	74
2012				130,415	133,201	135,592	136,493	136,552	136,463	136,141	159	69
2013					124,965	130,737	131,594	132,643	132,604	132,934	254	66
2014						124,426	124,806	124,210	126,200	126,779	539	71
2015							137,596	139,333	139,181	142,493	1,719	70
2016								150,216	153,937	157,516	4,833	73
2017									166,690	176,728	9,368	79
2018										186,580	31,914	78

									Total	$1,417,312

Personal Automobile
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	Unaudited
(in thousands)
2009	$69,585	$89,089	$97,349	$102,332	$104,779	$105,577	$105,922	$106,017	$106,477	$106,497
2010		75,889	96,749	107,662	113,243	116,748	117,812	117,978	118,054	118,093
2011			87,191	110,249	121,621	127,545	131,319	132,479	132,714	132,777
2012				87,517	111,941	124,652	130,862	133,428	134,581	135,132
2013					84,241	109,051	120,118	125,946	130,026	131,326
2014						85,377	104,736	114,893	120,491	123,815
2015							93,611	116,303	128,395	135,027
2016								102,433	129,507	143,321
2017									111,964	142,372
2018										115,585

									Total	1,283,945
			All outstanding liabilities before 2009, net of reinsurance							590

			Liabilities for claims and claims adjustment expenses, net of reinsurance							$133,957

Homeowners											At December 31, 2018
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited
(dollars and reported claims in thousands)
2009	$51,054	$50,621	$50,333	$49,998	$50,137	$50,405	$50,419	$50,433	$50,435	$50,435	$—	18
2010		60,315	60,729	60,248	59,972	60,355	60,440	60,443	60,542	60,624	—	25
2011			71,256	70,461	70,436	70,381	70,297	70,351	70,479	70,642	—	27
2012				53,962	54,794	54,468	54,351	54,281	54,381	54,523	(2)	19
2013					50,887	51,121	51,122	50,874	50,988	50,971	8	13
2014						56,916	58,378	57,680	57,332	57,288	11	18
2015							63,359	63,925	63,053	63,071	112	14
2016								62,443	64,064	63,735	365	13
2017									79,283	79,911	1,211	18
2018										81,965	4,886	19

									Total	$633,165

Homeowners
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	Unaudited
(in thousands)
2009	$39,961	$49,180	$49,827	$50,021	$50,301	$50,430	$50,429	$50,433	$50,435	$50,435
2010		47,419	57,334	59,283	59,875	60,239	60,486	60,501	60,525	60,540
2011			57,588	69,345	70,125	70,351	70,541	70,626	70,648	70,692
2012				46,566	53,619	54,028	54,298	54,317	54,356	54,557
2013					40,949	49,410	50,210	50,478	51,043	50,902
2014						45,823	56,255	56,990	57,195	56,995
2015							51,885	61,542	62,204	62,590
2016								50,125	61,145	62,760
2017									67,077	77,663
2018										70,385

									Total	617,519
			All outstanding liabilities before 2009, net of reinsurance							15

			Liabilities for claims and claims adjustment expenses, net of reinsurance							$15,661

Commercial Automobile											At December 31, 2018
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited
(dollars and reported claims in thousands)
2009	$18,735	$18,549	$18,998	$19,015	$19,346	$19,569	$19,430	$19,461	$19,449	$19,475	$2	6
2010		19,315	19,913	20,695	21,477	21,490	21,756	21,746	21,713	21,726	9	7
2011			26,642	27,157	28,570	28,893	29,112	29,107	29,487	29,751	1	9
2012				26,557	27,720	30,606	31,435	31,278	31,648	31,803	2	8
2013					32,902	33,749	34,751	35,240	36,404	36,435	76	9
2014						42,760	44,544	47,326	48,213	49,284	380	11
2015							46,526	48,323	51,412	54,259	1,440	12
2016								54,302	57,353	65,905	3,985	13
2017									61,484	67,927	10,847	14
2018										79,307	24,366	15

									Total	$455,872

Commercial Automobile
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	Unaudited
(in thousands)
2009	$9,309	$12,872	$15,479	$17,160	$18,696	$19,389	$19,386	$19,408	$19,413	$19,426
2010		10,778	14,180	16,426	19,030	20,804	21,014	21,482	21,549	21,558
2011			13,876	19,106	24,267	26,973	28,014	28,758	28,836	29,102
2012				13,642	20,240	23,718	27,417	29,873	30,402	31,104
2013					16,306	23,557	26,879	31,053	34,083	36,004
2014						22,707	31,089	39,436	44,374	47,290
2015							23,875	35,342	41,678	48,261
2016								27,033	38,237	48,837
2017									28,707	40,213
2018										33,862

									Total	355,657
			All outstanding liabilities before 2009, net of reinsurance							1

			Liabilities for claims and claims adjustment expenses, net of reinsurance							$100,216

Commercial Multi-Peril											At December 31, 2018
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited
(dollars and reported claims in thousands)
2009	$26,712	$26,454	$27,357	$27,357	$27,739	$27,959	$27,625	$27,484	$27,508	$27,590	$—	6
2010		28,745	29,656	29,390	29,169	29,373	29,453	29,463	29,779	29,925	—	6
2011			33,054	35,411	35,942	37,576	37,385	38,270	38,105	38,160	—	7
2012				29,789	30,716	32,449	34,117	35,755	36,214	36,525	4	6
2013					35,683	35,679	37,292	37,205	37,981	37,365	2	6
2014						48,204	50,135	51,843	52,336	53,294	204	7
2015							42,070	43,874	44,728	45,104	1,540	6
2016								43,005	46,988	48,267	3,652	6
2017									56,185	56,043	8,127	6
2018										66,265	17,175	6

									Total	$438,538

Commercial Multi-Peril
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	Unaudited
(in thousands)
2009	$13,675	$19,356	$21,560	$24,977	$26,612	$26,780	$27,287	$27,357	$27,409	$27,577
2010		17,007	22,017	24,749	26,832	27,768	28,681	28,906	29,632	29,721
2011			18,773	24,767	30,286	33,526	36,722	37,759	38,240	38,366
2012				16,666	23,384	26,634	29,370	33,327	35,331	35,909
2013					19,875	26,216	29,159	33,614	35,104	36,321
2014						27,920	35,520	40,936	47,021	50,017
2015							21,837	29,419	34,323	39,162
2016								19,660	29,402	34,612
2017									27,399	36,926
2018										30,597

									Total	359,208
			All outstanding liabilities before 2009, net of reinsurance							484

			Liabilities for claims and claims adjustment expenses, net of reinsurance							$79,814

Workers’ Compensation											At December 31, 2018
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited
(dollars and reported claims in thousands)
2009	$21,571	$22,497	$21,894	$21,826	$22,848	$22,278	$22,172	$22,114	$22,079	$22,053	$32	4
2010		27,304	27,859	27,010	26,637	26,944	27,121	27,037	26,984	26,801	63	5
2011			32,490	35,757	36,614	36,369	35,670	35,039	35,194	34,926	82	6
2012				39,142	39,516	38,827	37,926	37,163	36,468	35,954	132	6
2013					46,325	47,027	44,289	42,828	42,327	42,555	307	6
2014						51,508	51,553	49,288	48,537	47,540	431	6
2015							53,332	49,615	45,991	44,986	1,613	6
2016								58,814	49,802	47,883	2,869	6
2017									60,450	56,351	7,290	6
2018										62,197	19,729	6

									Total	$421,246

Workers’ Compensation
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,

Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	Unaudited
(in thousands)
2009	$6,490	$12,627	$16,516	$18,329	$19,665	$20,476	$20,939	$21,117	$21,400	$21,511
2010		8,066	15,937	21,176	23,137	24,539	25,337	25,804	26,050	26,295
2011			9,157	21,450	27,517	31,905	32,394	33,067	33,577	33,963
2012				11,097	22,963	28,812	31,244	33,196	34,177	34,460
2013					13,052	26,043	32,783	36,351	38,877	39,617
2014						13,932	28,513	36,284	40,393	42,465
2015							13,071	27,531	34,192	36,929
2016								14,709	30,344	37,178
2017									15,581	31,990
2018										17,644

									Total	322,052
			All outstanding liabilities before 2009, net of reinsurance							3,482

			Liabilities for claims and claims adjustment expenses, net of reinsurance							$102,676

The following table presents a reconciliation of the net incurred and paid claims development tables to the liability for claims and claims adjustment expenses in our consolidated balance sheet:

At December 31,
(in thousands)	2018
Net outstanding liabilities:
Personal automobile	$133,957
Homeowners	15,661
Commercial automobile	100,216
Commercial multi-peril	79,814
Workers’ compensation	102,676
Other	9,390

441,714

Reinsurance recoverable:
Personal automobile	$111,660
Homeowners	10,272
Commercial automobile	61,588
Commercial multi-peril	48,907
Workers’ compensation	82,660
Other	10,634

325,721

Unallocated loss adjustment expenses	$47,230

Gross liability for unpaid losses and loss expenses	$814,665

The following table presents supplementary information about average historical claims duration as of December 31, 2018:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Personal automobile	64.6%	17.3%	8.6%	4.6%	2.6%	0.9%	0.3%	0.1%	0.2%	—%
Homeowners	81.5	16.1	1.6	0.5	0.3	—	—	—	—	—
Commercial automobile	44.8	18.3	13.2	10.7	6.9	2.8	1.2	0.4	—	0.1
Commercial multi-peril	49.1	17.4	10.0	9.9	6.1	3.3	1.4	1.0	0.2	0.6
Workers’ compensation	29.2	31.2	16.5	8.3	4.7	2.6	1.5	0.9	1.1	0.5

9—Borrowings

Lines of Credit

In July 2018, we renewed our existing credit agreement with Manufacturers and Traders Trust Company (“M&T”) relating to a $60.0 million unsecured, revolving line of credit. At December 31, 2018, we had $25.0 million in outstanding borrowings and had the ability to borrow an additional $35.0 million at interest rates equal to M&T’s current prime rate or the then-current LIBOR rate plus 2.25%. At December 31, 2018, the interest rate on our outstanding borrowings was 4.77%. The credit agreement required our compliance with certain covenants. These covenants included minimum levels of our net worth, leverage ratio, statutory surplus and the A.M. Best ratings of our insurance subsidiaries. We did not comply with the minimum net worth and minimum interest coverage ratio covenants at December 31, 2018. We terminated this credit agreement and entered into a new credit agreement with M&T in March 2019. The new credit agreement relates to a $30.0 million unsecured, revolving line of credit. We transferred our $25.0 million outstanding borrowings to this new line of credit and have the ability to borrow an additional $5.0 million at interest rates equal to M&T’s current prime rate or the then-current LIBOR rate plus 2.25%. The interest rate on our outstanding borrowings is adjustable quarterly. We pay a fee of 0.15% per annum on the loan commitment amount regardless of usage. The new credit agreement requires our compliance with certain covenants. These covenants include minimum levels of our net worth, leverage ratio, statutory surplus and the A.M. Best ratings of our insurance subsidiaries. In addition, Atlantic States has guaranteed our payment obligations under the new credit agreement. We complied with all of the requirements of the new credit agreement as of the filing date of this Form 10-K Report.

Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. Atlantic States had $35.0 million in outstanding advances at December 31, 2018. The interest rate on the advances was 2.32% at December 31, 2018. The table below presents the amount of FHLB of Pittsburgh stock Atlantic States purchased, collateral pledged and assets related to Atlantic States’ membership in the FHLB of Pittsburgh at December 31, 2018.

FHLB stock purchased and owned as part of the agreement	$1,631,800
Collateral pledged, at par (carrying value $40,248,211)	40,900,431
Borrowing capacity currently available	3,463,689

MICO is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis. During the second quarter of 2018, MICO terminated its line of credit with the FHLB of Indianapolis.

Subordinated Debentures

In January 2002, West Bend purchased a surplus note from MICO for $5.0 million to increase MICO’s statutory surplus. On December 1, 2010, Donegal Mutual purchased the surplus note from West Bend at face value. The surplus note carries an interest rate of 5.00%, and any repayment of principal or interest requires prior insurance regulatory approval. Upon receipt of regulatory approval, MICO paid $250,000 in interest to Donegal Mutual during each of 2018, 2017 and 2016.

10—Reinsurance

Unaffiliated Reinsurers

Our insurance subsidiaries and Donegal Mutual purchase certain third-party reinsurance on a combined basis. Through December 31, 2018, Le Mars, MICO, Peninsula and Sheboygan also had separate third-party reinsurance programs that provided certain coverage that was commensurate with their relative size and exposures. Our insurance subsidiaries used several different reinsurers, all of which, consistent with the requirements of our insurance subsidiaries and Donegal Mutual, had an A.M. Best rating of A- (Excellent) or better, or, with respect to foreign reinsurers, had a financial condition that, in the opinion of our management, was equivalent to a company with at least an A- rating from A.M. Best. The external reinsurance our insurance subsidiaries and Donegal Mutual purchased in 2018, 2017 and 2016 included “excess of loss reinsurance,” under which their losses were automatically reinsured, through a series of contracts, over a set retention (generally $1.0 million), and “catastrophic reinsurance,” under which they recovered, through a series of contracts, 100% of an accumulation of many losses resulting from a single event, including natural disasters, over a set retention (generally $5.0 million) and after exceeding an annual aggregate deductible ($5.0 million in 2018, $1.0 million in 2017 and $975,000 in 2016 ). For property insurance, our insurance subsidiaries had excess of loss treaties that provide for coverage up to $5.0 million per loss. For liability insurance, our insurance subsidiaries had excess of loss treaties that provide for coverage up to $50.0 million per occurrence. For workers’ compensation insurance, our insurance subsidiaries had excess of loss treaties that provide for coverage up to $10.0 million on any one life. Our insurance subsidiaries and Donegal Mutual had property catastrophe coverage through a series of layered treaties up to aggregate losses of $175.0 million for any single event. As many as 28 reinsurers provided coverage for 2018 on any one treaty with no reinsurer taking more than 20% of any one treaty. The amount of coverage provided under each of these types of reinsurance depended upon the amount, nature, size and location of the risks being reinsured. Donegal Mutual and our insurance subsidiaries also purchased facultative reinsurance to cover exposures from losses that exceeded the limits provided by the treaty reinsurance Donegal Mutual and our insurance subsidiaries purchased. In order to write automobile insurance in the State of Michigan, MICO is required to be a member of the Michigan Catastrophic Claims Association (“MCCA”). The MCCA provides reinsurance to MICO for personal automobile and commercial automobile personal injury claims in the State of Michigan over a set retention.

The following amounts represent ceded reinsurance transactions with unaffiliated reinsurers during 2018, 2017 and 2016:

	2018	2017	2016
Premiums written	$50,160,604	$51,241,267	$45,354,233
Premiums earned	51,266,000	49,633,348	44,318,542
Losses and loss expenses	50,652,202	44,575,268	18,588,114
Prepaid reinsurance premiums	10,108,269	11,213,665	9,605,746
Liability for losses and loss expenses	137,904,346	116,689,871	103,694,418

Total Reinsurance

The following amounts represent total ceded reinsurance transactions with both affiliated and unaffiliated reinsurers during 2018, 2017 and 2016:

	2018	2017	2016
Premiums earned	$326,198,234	$310,179,267	$282,646,219
Losses and loss expenses	246,223,074	218,523,260	156,479,885
Prepaid reinsurance premiums	135,379,777	135,032,641	124,255,495
Liability for losses and loss expenses	339,267,525	293,271,257	259,147,147

The following amounts represent the effect of reinsurance on premiums written for 2018, 2017 and 2016:

	2018	2017	2016
Direct	$594,078,723	$584,007,351	$537,880,237
Assumed	476,482,451	466,087,983	437,532,812
Ceded	(326,545,370)	(320,956,412)	(293,379,217)

Net premiums written	$744,015,804	$729,138,922	$682,033,832

The following amounts represent the effect of reinsurance on premiums earned for 2018, 2017 and 2016:

	2018	2017	2016
Direct	$593,976,241	$561,178,447	$515,721,745
Assumed	473,512,866	451,515,575	423,129,271
Ceded	(326,198,234)	(310,179,267)	(282,646,219)

Net premiums earned	$741,290,873	$702,514,755	$656,204,797

Percentage of assumed premiums earned to net premiums earned	63.9%	64.3%	64.5%

11—Income Taxes

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

Our provision for income tax (benefit) expense for 2018, 2017 and 2016 consisted of the following:

	2018	2017	2016
Current	$(11,296,704)	$(2,139,061)	$8,496,405
Deferred	(4,179,805)	7,137,423	2,030,865

Federal income tax (benefit) expense	$(15,476,509)	$4,998,362	$10,527,270

Our effective tax rate is different from the amount computed at the statutory federal rate of 21% for 2018 and 35% for 2017 and 2016. The reasons for such difference and the related tax effects are as follows:

	2018	2017	2016
(Loss) income before income taxes	$(48,236,849)	$12,114,462	$41,328,407

Computed “expected” taxes	(10,129,738)	4,240,062	14,464,942
Tax-exempt interest	(1,521,090)	(3,241,530)	(3,951,926)
Proration	405,204	518,948	629,697
Effect of tax reform	—	4,752,547	—
Dividends received deduction	(99,726)	(508,409)	(691,616)
Net operating loss carryback	(4,210,523)	—	—
Tax benefit on exercise of options	(25,938)	(873,515)	—
Other, net	105,302	110,259	76,173

Federal income tax (benefit) expense	$(15,476,509)	$4,998,362	$10,527,270

The net operating loss carryback of $4.2 million for 2018 relates to our carryback of our 2018 net operating loss to tax years 2016 and 2017 when the statutory federal tax rate was 35%. This carryback is permitted under a special rule within the TCJA that retained for property and casualty insurance companies the availability to carry back net operating losses to two prior tax years and to carry forward net operating losses to 20 future tax years.

The tax effects of temporary differences that give rise to significant portions of our deferred tax assets and deferred tax liabilities at December 31, 2018 and 2017 are as follows:

	2018	2017
Deferred tax assets:
Unearned premium	$15,634,433	$15,511,854
Loss reserves	7,644,415	4,164,246
Net operating loss carryforward	3,090,010	683,979
Net state operating loss carryforward - DGI Parent	8,070,196	7,713,201
Net unrealized losses	3,782,145	713,549
Other	2,517,791	2,300,595

Total gross deferred tax assets	40,738,990	31,087,424
Less valuation allowance	(8,334,663)	(7,977,668)

Net deferred tax assets	32,404,327	23,109,756

Deferred tax liabilities:
Deferred policy acquisition costs	12,729,176	12,660,871
Loss reserve transition adjustment	2,339,068	—
Other	4,266,328	3,320,042

Total gross deferred tax liabilities	19,334,572	15,980,913

Net deferred tax asset	$13,069,755	$7,128,843

We recorded a net operating loss carryforward for the portion of our taxable loss for 2018 exceeded our taxable income in 2016 and 2017. That net operating loss carryforward will generally begin to expire in 2038 if we do not utilize the carryforward prior to that date. We also recorded a loss reserve transition adjustment in 2018 related to changes the TCJA required with respect to the calculation of loss reserve discounting. Pursuant to the provisions of the TCJA, we will include the loss reserve transition adjustment in our taxable income over eight years beginning in 2018.

We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of a deferred tax asset. At December 31, 2018 and 2017, we established a valuation allowance of $264,467 related to a portion of the net operating loss carryforward of Le Mars that we acquired on January 1, 2004 and a valuation allowance of $8.1 million and $7.7 million, respectively, for the net state operating loss carryforward of DGI. We determined that we were not required to establish a valuation allowance for the other net deferred tax assets of $32.4 million and $23.1 million at December 31, 2018 and 2017, respectively, since it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income and our implementation of tax-planning strategies.

Tax years 2015 through 2018 remained open for examination by tax authorities at December 31, 2018. The net operating loss carryforward of $3.6 million of Le Mars will begin to expire in 2020 if not utilized and is subject to an annual limitation of approximately $376,000.

12—Stockholders’ Equity

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

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 additional shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of the SEC Rule 10b-18 and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during 2018, 2017 or 2016. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through December 31, 2018.

At December 31, 2018 and 2017, our treasury stock consisted of 3,002,588 and 72,465 shares of Class A common stock and Class B common stock, respectively.

13—Stock Compensation Plans

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

Since 1996, we have maintained an Equity Incentive Plan for Directors. During 2015, we adopted a plan that made 500,000 shares of Class A common stock available for issuance to our directors and the directors of our subsidiaries and affiliates.We may make awards in the form of stock options. The plan also provides for the issuance of 500 shares of restricted stock on the first business day of January in each year to each of our directors and each director of Donegal Mutual who does not serve as one of our directors. We issued 8,500 shares of restricted stock on January 2, 2018 under our director plan. We issued 9,000 shares of restricted stock on January 3, 2017 under our director plan. We issued 8,500 shares of restricted stock on January 4, 2016 under our director plan.

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

The weighted-average grant date fair value of options we granted during 2018 was $1.66. We calculated this fair value based upon a risk-free interest rate of 2.68%, an expected life of three years, an expected volatility of 22% and an expected dividend yield of 4%.

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

We charged compensation expense for our stock compensation plans against income before income taxes of $1.7 million, $2.0 million and $2.5 million for the years ended December 31, 2018, 2017 and 2016, respectively, with a corresponding income tax benefit of $354,412, $692,164 and $864,210. At December 31, 2018 and 2017, our total unrecognized compensation cost related to non-vested share-based compensation granted under our stock compensation plans was $2.5 million and $2.9 million, respectively. We expect to recognize this cost over a weighted average period of 1.9 years.

During 2018, we received cash from option exercises under all stock compensation plans of $1.1 million. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of $25,938 for 2018. During 2017, we received cash from option exercises under all stock compensation plans of $13.4 million. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of $873,515 for 2017. During 2016, we received cash from option exercises under all stock compensation plans of $11.2 million. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of $788,700 for 2016. No further shares are available for future option grants for plans in effect prior to 2015.

Information regarding activity in our stock option plans follows:

	Number of Options	Weighted- Average Exercise Price Per Share
Outstanding at December 31, 2015	8,794,952	$14.57
Granted - 2016	1,417,500	16.44
Exercised - 2016	(832,467)	13.44
Forfeited - 2016	(41,337)	14.97

Outstanding at December 31, 2016	9,338,648	14.95
Granted - 2017	943,000	17.58
Exercised - 2017	(924,019)	14.45
Forfeited - 2017	(93,167)	15.43

Outstanding at December 31, 2017	9,264,462	15.26
Granted - 2018	1,063,000	13.69
Exercised - 2018	(79,961)	13.74
Forfeited - 2018	(222,639)	16.00

Outstanding at December 31, 2018	10,024,862	$15.09

Exercisable at:
December 31, 2016	6,347,470	$14.77

December 31, 2017	6,946,677	$14.90

December 31, 2018	7,936,659	$15.02

Shares available for future option grants at December 31, 2018 totaled 42,639 shares under all plans.

The following table summarizes information about stock options outstanding at December 31, 2018:

Grant Date	Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life	Number of Options Exercisable
July 27, 2011	$12.50	991,105	3.0 years	991,105
December 20, 2012	14.50	1,044,319	4.0 years	1,044,319
December 19, 2013	15.90	2,056,804	5.0 years	2,056,804
December 18, 2014	15.80	1,330,581	6.0 years	1,330,581
December 17, 2015	13.64	1,349,877	2.0 years	1,349,877
December 15, 2016	16.48	1,302,110	3.0 years	867,987
December 21, 2017	17.60	887,966	4.0 years	295,986
December 20, 2018	13.69	1,062,100	5.0 years	—

	Total	10,024,862		7,936,659

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

A summary of plan activity follows:

	Shares Issued
	Price	Shares
January 1, 2016	$11.97	18,387
July 1, 2016	11.83	22,418
January 1, 2017	13.76	18,512
July 1, 2017	13.52	25,155
January 1, 2018	13.34	20,662
July 1, 2018	11.57	27,802

On January 1, 2019, we issued 24,834 shares at a price of $11.60 per share under this plan.

Agency Stock Purchase Plan

Since 1996, we have maintained an Agency Stock Purchase Plan. During 2015, we adopted a plan that made 350,000 shares of our Class A common stock available for issuance to agents of our insurance subsidiaries and Donegal Mutual. The plan permits an agent to invest up to $12,000 per subscription period (April 1 to September 30 and October 1 to March 31 of each year) under various methods. We issue stock at the end of each subscription period at a price equal to 90% of the average market price during the last ten trading days of each subscription period. During 2018, 2017 and 2016, we issued 117,935, 104,418 and 99,800 shares, respectively, under this plan. The expense we recognized under the plan was not material.

14—Statutory Net Income, Capital and Surplus and Dividend Restrictions

The following table presents selected information, as filed with state insurance regulatory authorities, for our insurance subsidiaries as determined in accordance with accounting practices prescribed or permitted by such insurance regulatory authorities:

	2018	2017	2016
Atlantic States:
Statutory capital and surplus	$194,386,473	$223,170,835	$227,907,377
Statutory unassigned surplus	131,803,666	161,760,924	167,872,138
Statutory net (loss) income	(22,039,704)	(312,221)	15,750,876
Southern:
Statutory capital and surplus	45,355,785	54,503,581	63,331,001
Statutory unassigned (deficit) surplus	(6,346,270)	2,914,532	11,881,309
Statutory net (loss) income	(9,822,457)	(3,375,434)	1,774,299
Le Mars:
Statutory capital and surplus	19,593,938	23,434,801	25,543,803
Statutory unassigned surplus	6,462,783	10,394,533	12,614,756
Statutory net (loss) income	(3,281,643)	(1,679,335)	603,226
Peninsula:
Statutory capital and surplus	32,717,996	39,396,818	41,977,034
Statutory unassigned surplus	14,415,949	21,148,253	23,826,681
Statutory net (loss) income	(6,316,130)	(841,119)	966,391
Sheboygan:
Statutory capital and surplus	16,755,902	13,823,118	13,129,143
Statutory unassigned surplus	2,446,669	554,498	914,773
Statutory net income (loss)	1,862,831	(46,116)	644,344
MICO:
Statutory capital and surplus	55,708,442	52,796,379	49,863,705
Statutory unassigned surplus	28,949,919	26,162,540	23,380,942
Statutory net income	6,350,686	7,931,774	7,187,213

Our principal source of cash for payment of dividends is dividends from our insurance subsidiaries. State insurance laws require our insurance subsidiaries to maintain certain minimum capital and surplus amounts on a statutory basis. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk-based capital (“RBC”) requirements that may further impact their ability to pay dividends. Our insurance subsidiaries’ statutory capital and surplus at December 31, 2018 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin. Amounts available for distribution to us as dividends from our insurance subsidiaries without prior approval of insurance regulatory authorities in 2019 are $19.4 million from Atlantic States, $4.5 million from Southern, $2.0 million from Le Mars, $1.7 million from Peninsula, $1.7 million from Sheboygan and $5.6 million from MICO, or a total of approximately $34.9 million.

15—Reconciliation of Statutory Filings to Amounts Reported in the Consolidated Financial Statements

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

Reconciliations of statutory net (loss) income and capital and surplus, as determined using SAP, to the net (loss) income and stockholders’ equity amounts included in the accompanying consolidated financial statements are as follows:

	Year Ended December 31,
	2018	2017	2016
Statutory net (loss) income of insurance subsidiaries	$(33,246,417)	$1,677,549	$26,926,349
Increases (decreases):
Deferred policy acquisition costs	325,267	3,980,664	4,200,808
Deferred federal income taxes	4,179,807	1,334,410	(2,030,865)
Salvage and subrogation recoverable	2,061,600	1,199,200	1,502,600
Consolidating eliminations and adjustments	(16,013,971)	(13,534,428)	(12,327,517)
Parent-only net income	9,933,374	12,458,705	12,529,762

Net (loss) income	$(32,760,340)	$7,116,100	$30,801,137

	December 31,
	2018	2017	2016
Statutory capital and surplus of insurance subsidiaries	$364,518,536	$407,125,532	$421,752,063
Increases (decreases):
Deferred policy acquisition costs	60,615,127	60,289,860	56,309,196
Deferred federal income taxes	(20,094,374)	(14,422,511)	(20,843,506)
Salvage and subrogation recoverable	20,038,200	17,976,600	16,777,400
Non-admitted assets and other adjustments, net	1,904,083	1,960,089	1,689,814
Fixed maturities	(16,528,367)	(8,748,140)	(7,271,932)
Parent-only equity and other adjustments	(11,583,304)	(15,485,326)	(29,797,715)

Stockholders’ equity	$398,869,901	$448,696,104	$438,615,320

16—Supplementary Cash Flow Information

The following table reflects net income taxes we (recovered) paid and interest we paid during 2018, 2017 and 2016:

	2018	2017	2016
Income taxes	$(3,290,247)	$3,050,000	$7,305,000
Interest	1,280,352	1,341,706	1,377,247

17—Earnings Per Share

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

We present below a reconciliation of the numerators and denominators we used in the basic and diluted per share computations for our Class A common stock:

	Year Ended December 31,
(in thousands, except per share amounts)	2018	2017	2016
Basic (loss) earnings per share:
Numerator:
Allocation of net (loss) income	$(26,691)	$5,879	$24,885

Denominator:
Weighted-average shares outstanding	22,705	21,799	20,917

Basic (loss) earnings per share	$(1.18)	$0.27	$1.19

Diluted (loss) earnings per share:
Numerator:
Allocation of net (loss) income	$(26,691)	$5,879	$24,885

Denominator:
Number of shares used in basic computation	22,705	21,799	20,917
Weighted-average effect of dilutive securities
Add: Director and employee stock options	—	843	613

Number of shares used in per share computations	22,705	22,642	21,530

Diluted (loss) earnings per share	$(1.18)	$0.26	$1.16

We used the following information in the basic and diluted per share computations for our Class B common stock:

	Year Ended December 31,
(in thousands, except per share amounts)	2018	2017	2016
Basic and diluted (loss) earnings per share:
Numerator:
Allocation of net (loss) income	$(6,069)	$1,237	$5,916

Denominator:
Weighted-average shares outstanding	5,577	5,577	5,577

Basic and diluted (loss) earnings per share	$(1.09)	$0.22	$1.06

During 2018, we did not include any effect of dilutive securities in the computation of diluted earnings per share due to our net loss during the period.

18—Condensed Financial Information of Parent Company

Condensed Balance Sheets

(in thousands)

December 31,	2018	2017
Assets
Investment in subsidiaries/affiliates (equity method)	$465,030	$509,011
Short-term investments	29	29
Cash	1,542	3,237
Property and equipment	928	994
Other	—	1,479

Total assets	$467,529	$514,750

Liabilities and Stockholders’ Equity
Liabilities
Cash dividends declared to stockholders	$3,948	$3,842
Borrowings under lines of credit	60,000	59,000
Other	4,711	3,212

Total liabilities	68,659	66,054

Stockholders’ equity	398,870	448,696

Total liabilities and stockholders’ equity	$467,529	$514,750

Condensed Statements of (Loss) Income and Comprehensive (Loss) Income

(in thousands)

Year Ended December 31,	2018	2017	2016
Statements of (Loss) Income
Revenues
Dividends from subsidiaries	$11,000	$13,000	$13,000
Other	3,196	2,131	1,759

Total revenues	14,196	15,131	14,759

Expenses
Operating expenses	1,628	1,433	1,413
Interest	2,224	1,929	1,747

Total expenses	3,852	3,362	3,160

Income (loss) before income tax expense (benefit) and equity in undistributed net (loss) income of subsidiaries	10,344	11,769	11,599
Income tax expense (benefit)	411	(690)	(931)

Income before equity in undistributed net (loss) income of subsidiaries	9,933	12,459	12,530
Equity in undistributed net (loss) income of subsidiaries	(42,693)	(5,343)	18,271

Net (loss) income	$(32,760)	$7,116	$30,801

Statements of Comprehensive (Loss) Income
Net (loss) income	$(32,760)	$7,116	$30,801

Other comprehensive (loss) income, net of tax
Unrealized (loss) gain - subsidiaries	(6,625)	46	(3,028)

Other comprehensive (loss) income, net of tax	(6,625)	46	(3,028)

Comprehensive (loss) income	$(39,385)	$7,162	$27,773

Condensed Statements of Cash Flows

(in thousands)

Year Ended December 31,	2018	2017	2016
Cash flows from operating activities:
Net (loss) income	$(32,760)	$7,116	$30,801

Adjustments:
Equity in undistributed net loss (income) of subsidiaries	42,694	5,343	(18,271)
Other	2,531	2,048	2,802

Net adjustments	45,225	7,391	(15,469)

Net cash provided	12,465	14,507	15,332

Cash flows from investing activities:
Net sale of short-term investments	—	1	2
Net purchase of property and equipment	(106)	(788)	(11)
Investment in subsidiaries	(2,644)	(2,992)	(2,393)
Other	(1)	(1)	—

Net cash used	(2,751)	(3,780)	(2,402)

Cash flows from financing activities:
Cash dividends paid	(15,659)	(14,821)	(14,085)
Issuance of common stock	3,250	15,511	13,822
Payments on lines of credit	—	(10,000)	(12,000)
Borrowings under lines of credit	1,000	—	—

Net cash used	(11,409)	(9,310)	(12,263)

Net change in cash	(1,695)	1,417	667
Cash at beginning of year	3,237	1,820	1,153

Cash at end of year	$1,542	$3,237	$1,820

19—Segment Information

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

Financial data by segment is as follows:

	2018	2017	2016
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$337,924	$318,391	$295,077
Personal lines	403,367	384,124	361,128

GAAP premiums earned	741,291	702,515	656,205
Net investment income	26,908	23,527	22,633
Investment (losses) gains	(4,802)	5,705	2,526
Equity in earnings of DFSC	2,694	1,622	1,086
Other	5,737	5,658	5,973

Total revenues	$771,828	$739,027	$688,423

	2018	2017	2016
	(in thousands)
(Loss) income before income taxes:
Underwriting (loss) income:
Commercial lines	$(22,059)	$13,263	$18,284
Personal lines	(53,590)	(39,042)	(10,745)

SAP underwriting (loss) income	(75,649)	(25,779)	7,539
GAAP adjustments	894	4,408	4,642

GAAP underwriting (loss) income	(74,755)	(21,371)	12,181
Net investment income	26,908	23,527	22,633
Investment (losses) gains	(4,802)	5,705	2,526
Equity in earnings of DFSC	2,694	1,622	1,086
Other	1,718	2,631	2,902

(Loss) income before income taxes	$(48,237)	$12,114	$41,328

20—Guaranty Fund and Other Insurance-Related Assessments

Our insurance subsidiaries’ liabilities for guaranty fund and other insurance-related assessments were $1.9 million and $1.6 million at December 31, 2018 and 2017, respectively. These liabilities included $583,361 and $562,799 related to surcharges collected by our insurance subsidiaries on behalf of regulatory authorities for 2018 and 2017, respectively.

21—Interim Financial Data (unaudited)

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$181,764,580	$185,714,110	$187,661,705	$186,150,478
Total revenues	189,328,278	195,790,028	199,904,180	186,805,834
Net losses and loss expenses	156,583,268	135,753,645	140,726,106	143,395,401
Net (loss) income	(18,178,078)	(789,855)	1,206,356	(14,998,763)
Net (loss) earnings per common share:
Class A common stock - basic	(0.66)	(0.03)	0.04	(0.53)
Class A common stock - diluted	(0.66)	(0.03)	0.04	(0.53)
Class B common stock - basic and diluted	(0.60)	(0.03)	0.04	(0.50)

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$169,156,147	$175,014,872	$177,283,816	$181,059,920
Total revenues	178,970,963	183,580,716	185,716,027	190,758,831
Net losses and loss expenses	114,433,458	128,005,914	114,386,379	130,442,303
Net income (loss)	5,104,818	(2,318,648)	7,108,574	(2,778,644)
Net earnings (loss) per common share:
Class A common stock - basic	0.19	(0.09)	0.27	(0.10)
Class A common stock - diluted	0.18	(0.08)	0.26	(0.10)
Class B common stock - basic and diluted	0.17	(0.08)	0.24	(0.11)

22—Subsequent Event

We and Donegal Mutual sold DFSC to Northwest on March 8, 2019, resulting in proceeds valued at approximately $85.8 million in a combination of cash and Northwest common stock. Immediately prior to the closing of the merger, DFSC paid a dividend of approximately $29.2 million to us and Donegal Mutual. As the owner of 48.2% of DFSC’s common stock, we received a dividend payment from DFSC of approximately $14.1 million and consideration from Northwest valued at approximately $41.4 million. We will record a gain from the sale of DFSC in our results of operations for the first quarter of 2019. This transaction represented the culmination of a banking strategy that began with the formation of DFSC in 2000.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Donegal Group Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Donegal Group, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of (loss) income and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedule (collectively, the consolidated financial statements). In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

We did not audit the financial statements of Donegal Financial Services Corporation (a 48.2 percent owned investee company). The Company’s investment in Donegal Financial Services Corporation was $41,025,975 and $38,773,420 as of December 31, 2018 and 2017, respectively, and its equity in earnings of Donegal Financial Services Corporation was $2,693,962, $1,621,605, and $1,086,157 for the years ended December 31, 2018, 2017, and 2016, respectively. The financial statements of Donegal Financial Services Corporation were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Donegal Financial Services Corporation, is based solely on the report of the other auditors.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for changes in fair value of equity securities in 2018 due to the adoption of Accounting Standards Update 2016-01, Recognition and Measurement of Financial Assets and Liabilities.

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

We or our predecessor firms have served as the Company’s auditor since 1986.

Philadelphia, Pennsylvania

March 14, 2019

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at December 31, 2018 covered by this Form 10-K Report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2018, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information we are required to disclose in the reports that we file or submit under the Exchange Act and our disclosure controls and procedures are also effective to ensure that information we disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on our evaluation under the COSO Framework, our management has concluded that our internal control over financial reporting was effective at December 31, 2018.

The effectiveness of our internal control over financial reporting at December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which is included in this Form 10-K Report.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Donegal Group Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Donegal Group, Inc.and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of (loss) income and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedule (collectively, the consolidated financial statements), and our report dated March 14, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

March 14, 2019

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We incorporate the response to this Item 10 by reference to our proxy statement we will file with the SEC on or about March 15, 2019 relating to our annual meeting of stockholders that we will hold on April 18, 2019, or our Proxy Statement. We respond to this Item with respect to our executive officers by reference to Part I of this Form 10-K Report.

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

Item 14. Principal Accounting Fees and Services.

We incorporate the response to this Item 14 by reference to our Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial statements, financial statement schedule and exhibits filed:

(a)	Consolidated Financial Statements

Page
Reports of Independent Registered Public Accounting Firm	97

Donegal Group Inc. and Subsidiaries:

Consolidated Balance Sheets at December 31, 2018 and 2017	55

Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for each of the years in the three-year period ended December 31, 2018, 2017 and 2016	56

Consolidated Statements of Stockholders’ Equity for each of the years in the three-year period ended December 31, 2018, 2017 and 2016	57

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2018, 2017 and 2016	58

Notes to Consolidated Financial Statements	59

Report and Consent of Independent Registered Public Accounting Firm
(Filed as Exhibit 23.1)
Consent of Independent Registered Public Accounting Firm
(Filed as Exhibit 23.2)

(b) Financial Statement Schedule

Schedule III — Supplementary Insurance Information	104
Consolidated Financial Statements of Donegal Financial Services Corporation	Filed herewith

We have omitted all other schedules since they are not required, not applicable or the information is included in the financial statements or notes to the financial statements.

(c)	Exhibits

Exhibit No.	Description of Exhibits	Reference

3.1	Certificate of Incorporation of Donegal Group Inc., as amended.	(a	)

3.2	Amended and Restated By-laws of Donegal Group Inc.	(i	)

Management Contracts and Compensatory Plans or Arrangements

10.1	Donegal Group Inc. 2011 Equity Incentive Plan for Employees.	(c	)

10.2	Donegal Group Inc. 2011 Equity Incentive Plan for Directors.	(c	)

10.3	Donegal Group Inc. 2011 Employee Stock Purchase Plan.	(c	)

10.4	Donegal Group Inc. 2013 Equity Incentive Plan for Employees.	(d	)

10.5	Donegal Group Inc. 2013 Equity Incentive Plan for Directors.	(d	)

10.6	Employment Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Donald H. Nikolaus.	(e	)

10.7	Consulting Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Donald H. Nikolaus.	(e	)

10.8	Employment Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Kevin G. Burke.	(e)

10.9	Employment Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Cyril J. Greenya.	(e)

10.10	Employment Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Richard G. Kelley.	Filed herewith

10.11	Employment Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Jeffrey D. Miller.	(e)

10.12	Employment Agreement dated as of July 18, 2013 among Donegal Mutual Insurance Company, Donegal Group Inc. and Sanjay Pandey.	(p)

10.13	Employment Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Robert G. Shenk.	(e)

10.14	Employment Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Daniel J. Wagner.	(e)

10.15	Donegal Mutual Insurance Company 401(k) Plan.	(f)

10.16	Amendment No. 1 effective January 1, 2000 to Donegal Mutual Insurance Company 401(k) Plan.	(f)

10.17	Amendment No. 2 effective January 6, 2000 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

10.18	Amendment No. 3 effective July 23, 2001 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

10.19	Amendment No. 4 effective January 1, 2002 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

10.20	Amendment No. 5 effective December 31, 2001 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

10.21	Amendment No. 6 effective July 1, 2002 to Donegal Mutual Insurance Company 401(k) Plan.	(g)

10.22	Donegal Group Inc. Cash Incentive Bonus Plan.	(t)

10.23	Donegal Group Inc. 2015 Equity Incentive Plan for Employees.	(q)

10.24	Donegal Group Inc. 2015 Equity Incentive Plan for Directors.	(q)

Other Material Contracts

10.25	Amended and Restated Proportional Reinsurance Agreement dated March 1, 2010 between Donegal Mutual Insurance Company and Atlantic States Insurance Company.	(j)

10.26	Amended and Restated Tax Sharing Agreement dated December 1, 2010 among Donegal Group Inc., Atlantic States Insurance Company, Southern Insurance Company of Virginia, Le Mars Insurance Company, The Peninsula Insurance Company, Peninsula Indemnity Company and Michigan Insurance Company.	(k)

10.27	Amended and Restated Services Allocation Agreement dated December 1, 2010 among Donegal Group Inc., Atlantic States Insurance Company, Southern Insurance Company of Virginia, Le Mars Insurance Company, The Peninsula Insurance Company, Peninsula Indemnity Company and Michigan Insurance Company.	(k)

10.28	Quota-share Reinsurance Agreement dated December 1, 2010 between Donegal Mutual Insurance Company and Michigan Insurance Company.	(k)

10.29	Donegal Group Inc. 2015 Agency Stock Purchase Plan.	(l)

10.30	Credit Agreement dated June 21, 2010 between Donegal Group Inc. and Manufacturers and Traders Trust Company, First Amendment to Credit Agreement dated October 12, 2010 and Second Amendment to Credit Agreement dated June 1, 2011.	(m)

10.31	Third Amendment to Credit Agreement between Donegal Group Inc. and Manufacturers and Traders Trust Company dated June 1, 2012 and Fourth Amendment to Credit Agreement dated December 5, 2012.	(n)

10.32	Fifth Amendment to Credit Agreement between Donegal Group Inc. and Manufacturers and Traders Trust Company dated June 1, 2013.	(o)

10.33	Sixth Amendment to Credit Agreement between Donegal Group Inc. and Manufacturers and Traders Trust Company dated June 1, 2014.	(p)

10.34	Seventh Amendment to Credit Agreement between Donegal Group Inc. and Manufacturers and Traders Trust Company dated June 1, 2015.	(s)

10.35	Eighth Amendment to Credit Agreement between Donegal Group Inc. and Manufacturers and Traders Trust Company dated July 1, 2016.	(u)

10.36	Ninth Amendment to Credit Agreement between Donegal Group Inc. and Manufacturers and Traders Trust Company dated July 1, 2017.	(v)

10.37	Tenth Amendment to Credit Agreement between Donegal Group Inc. and Manufacturers and Traders Trust Company dated July 1, 2018.	Filed herewith

10.38	Stock Purchase and Standstill Agreement dated as of December 18, 2015 among Donegal Mutual Insurance Company, Donegal Group Inc. and Gregory M. Shepard.	(r)

10.39	Eleventh Amendment to Credit Agreement between Donegal Group Inc. and Manufacturers and Traders Trust Company dated March 5, 2019.	Filed herewith

10.40	Credit Agreement between Donegal Group Inc. and Manufacturers and Traders Trust Company dated March 5, 2019.	Filed herewith

14	Code of Business Conduct and Ethics.	(h)

21	Subsidiaries of Registrant.	Filed herewith

23.1	Report and Consent of Independent Registered Public Accounting Firm.	Filed herewith

23.2	Consent of Independent Registered Public Accounting Firm.	Filed herewith

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer.	Filed herewith

32.2	Section 1350 Certification of Chief Financial Officer.	Filed herewith

Exhibit 101.INS	XBRL Instance Document	Filed herewith

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

(a)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-Q for the quarterly period ended March 31, 2013.
(b)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2001.
(c)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated April 22, 2011.
(d)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated April 22, 2013.

(e)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated August 3, 2011.

(f)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 1999.

(g)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2002.

(h)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2003.

(i)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated July 18, 2008.

(j)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2009.

(k)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2010.

(l)	We incorporate such exhibit by reference to the like-described exhibit filed in Registrant’s Form S-3 registration statement filed on April 28, 2015.

(m)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2011.

(n)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2012.

(o)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2013.

(p)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2014.

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

(u)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2016.

(v)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2017.

DONEGAL GROUP INC. AND SUBSIDIARIES

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

Years Ended December 31, 2018, 2017 and 2016

($ in thousands)

Segment	Net Premiums Earned	Net Investment Income	Net Losses and Loss Expenses	Amortization of Deferred Policy Acquisition Costs	Other Underwriting Expenses	Net Premiums Written
Year Ended December 31, 2018
Personal lines	$403,367	$—	$330,410	$65,821	$61,635	$394,121
Commercial lines	337,924	—	246,048	55,143	51,635	349,895
Investments	—	26,908	—	—	—	—

	$741,291	$26,908	$576,458	$120,964	$113,270	$744,016

Year Ended December 31, 2017
Personal lines	$384,124	$—	$289,924	$62,916	$63,721	$400,023
Commercial lines	318,391	—	197,344	52,149	52,817	329,116
Investments	—	23,527	—	—	—	—

	$702,515	$23,527	$487,268	$115,065	$116,538	$729,139

Year Ended December 31, 2016
Personal lines	$361,128	$—	$247,323	$59,367	$59,688	$371,657
Commercial lines	295,077	—	175,993	48,509	48,771	310,377
Investments	—	22,633	—	—	—	—

	$656,205	$22,633	$423,316	$107,876	$108,459	$682,034

DONEGAL GROUP INC. AND SUBSIDIARIES

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION, CONTINUED

($ in thousands)

	At December 31,
Segment	Deferred Policy Acquisition Costs	Liability For Losses and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable
2018
Personal lines	$32,853	$296,538	$274,539	$—
Commercial lines	27,762	518,127	231,990	—
Investments	—	—	—	—

	$60,615	$814,665	$506,529	$—

2017
Personal lines	$33,823	$239,542	$282,439	$—
Commercial lines	26,467	437,130	221,018	—
Investments	—	—	—	—

	$60,290	$676,672	$503,457	$—

See accompanying Report and Consent of Independent Registered Public Accounting Firm.

Donegal Financial Services Corporation

Consolidated Financial Statements

As of December 31, 2018 and 2017
Years Ended December 31, 2018, 2017 and 2016

Donegal Financial Services Corporation

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Donegal Financial Services Corporation

Mount Joy, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Donegal Financial Services Corporation and subsidiary (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2013.

Harrisburg, Pennsylvania

March 7, 2019

Consolidated Financial Statements

Donegal Financial Services Corporation

Consolidated Balance Sheets

(dollars in thousands)

December 31,	2018	2017
Assets
Cash and due from banks	$20,436	$17,146
Interest-bearing demand deposits in other banks	13,821	1,336

Cash and cash equivalents	34,257	18,482
Interest-bearing time deposits in other banks	6	6
Securities available-for-sale	79,904	92,715
Loans held for sale	—	510
Loans receivable, net of allowance for loan losses of $5,006 at December 31, 2018 and $4,979 at December 31, 2017	411,558	427,142
Restricted investment in bank stocks	512	901
Property and equipment, net	8,564	9,108
Bank-owned life insurance	14,135	13,786
Goodwill	901	901
Intangible assets	114	213
Accrued interest receivable	1,434	1,495
Other assets	1,805	2,676

Total Assets	$553,190	$567,935

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Demand, non-interest bearing	$111,994	$107,652
Interest bearing	349,536	370,401

Total deposits	461,530	478,053
Short-term borrowings	—	2,985
Junior subordinated debentures	5,008	4,843
Other liabilities	1,649	1,722

Total Liabilities	468,187	487,603

Shareholders’ Equity
Common stock, par value $0.01 per share; 17,864 shares authorized, issued and outstanding	1	1
Surplus	62,989	62,888
Retained earnings	23,685	18,227
Accumulated other comprehensive loss	(1,672)	(784)

Total Shareholders’ Equity	85,003	80,332

Total Liabilities and Shareholders’ Equity	$553,190	$567,935

See accompanying notes to consolidated financial statements.

Donegal Financial Services Corporation

Consolidated Statements of Income

(dollars in thousands)

Years Ended December 31,	2018	2017	2016
Interest Income
Loans, including fees	$21,473	$18,807	$16,525
Securities:
Taxable	1,270	1,482	1,534
Tax exempt	570	587	506
Other	232	198	206

Total Interest Income	23,545	21,074	18,771

Interest Expense
Deposits	2,691	1,735	1,516
Junior subordinated debentures	715	576	516
Other	8	70	3

Total Interest Expense	3,414	2,381	2,035

Net interest income	20,131	18,693	16,736
Provision for Loan Losses	—	817	521

Net interest income after provision for loan losses	20,131	17,876	16,215

Other Income
Service charges on deposits	719	772	807
Other service charges, commissions, fees	1,287	1,196	1,217
Income from fiduciary activities	12	12	51
Investment sales commissions	991	1,032	645
Gains on sales of loans	69	161	343
Net realized gains on sales of securities	—	—	8
Earnings from bank-owned life insurance	349	353	506
Other	183	10	193

Total Other Income	3,610	3,536	3,770

Other Expenses
Salaries and employee benefits	9,322	9,371	9,367
Occupancy and equipment	2,164	2,205	2,278
Advertising and marketing	719	712	711
Data and ATM processing	2,307	2,203	2,345
Professional fees	484	422	390
Supplies and printing	119	133	151
FDIC insurance	159	160	224
Amortization of core deposit intangible	99	134	168
Other	1,052	1,261	1,243

Total Other Expenses	16,425	16,601	16,877

Income before income tax expense	7,316	4,811	3,108
Income Tax Expense	1,858	1,449	856

Net Income	$5,458	$3,362	$2,252

See accompanying notes to consolidated financial statements.

Donegal Financial Services Corporation

Consolidated Statements of Comprehensive Income

(dollars in thousands)

Years Ended December 31,	2018	2017	2016
Net Income	$5,458	$3,362	$2,252

Other Comprehensive (Loss) Income:
Unrealized (losses) gains arising during the period on available-for-sale securities, net of income taxes of ($236), $257 and ($166), respectively	(888)	499	(325)
Reclassification adjustment for net gains on sales of available-for-sale securities included in net income, income taxes of $-, $- and ($5), respectively (A)(B)	—	—	(5)

Total other comprehensive (loss) income	(888)	499	(330)

Total Comprehensive Income	$4,570	$3,861	$1,922

(A)	Amounts are included in net realized (losses) gains on sales of securities on the consolidated statements of income in total other income.
(B)	Income tax amounts are included in income tax expense on the consolidated statements of income.

See accompanying notes to consolidated financial statements.

Donegal Financial Services Corporation

Consolidated Statements of Shareholders’ Equity

(dollars in thousands except per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2016	1	62,607	17,933	(824)	79,717
Net income	—	—	2,252	—	2,252
Other comprehensive loss, net of taxes	—	—	—	(330)	(330)
Common stock dividend ($185 per share)	—	—	(3,300)	—	(3,300)
Stock option expense	—	150	—	—	150

Balance, December 31, 2016	1	62,757	16,885	(1,154)	78,489
Net income	—	—	3,362	—	3,362
Other comprehensive income, net of taxes	—	—	—	499	499
Impact of change in enacted income tax rate	—	—	129	(129)	—
Common stock dividend ($120 per share)	—	—	(2,150)	—	(2,150)
Stock option expense	—	131	—	—	131

Balance, December 31, 2017	1	62,888	18,227	(784)	80,332
Net income	—	—	5,458	—	5,458
Other comprehensive loss, net of taxes	—	—	—	(888)	(888)
Stock option expense	—	101	—	—	101

Balance, December 31, 2018	$1	$62,989	$23,685	$(1,672)	$85,003

See accompanying notes to consolidated financial statements.

Donegal Financial Services Corporation

Consolidated Statements of Cash Flows

(dollars in thousands)

Years Ended December 31,	2018	2017	2016
Cash Flows from Operating Activities
Net income	$5,458	$3,362	$2,252
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	817	521
Depreciation and amortization	567	664	720
Intangible amortization	99	164	168
Accretion of junior subordinated debentures	165	149	135
Net gain on calls, sales of securities	—	—	(8)
Net loss on sales of other real estate owned	—	48	61
Gain on sales of loans	(69)	(161)	(331)
Proceeds from sales of loans	1,762	6,667	10,750
Loans originated for sale	(1,183)	(6,800)	(9,956)
Stock option expense	101	131	150
Amortization on securities, net	164	205	222
Earnings from bank-owned life insurance	(349)	(353)	(378)
Gain from life insurance proceeds		—	(128)
Deferred income taxes	1,406	88	157
(Increase) decrease in accrued interest receivable and other assets	(239)	(423)	752
(Decrease) increase in other liabilities	(73)	184	(582)

Net Cash Provided by Operating Activities	7,809	4,742	4,505

Cash Flows from Investing Activities
Purchases of securities available-for-sale	—	(10,003)	(10,227)
Proceeds from calls, maturities and principal repayments of securities available-for-sale	11,523	12,410	17,331
Net decrease (increase) in loans	15,584	(78,565)	(39,888)
Decrease (increase) in interest bearing time deposits	—	2,503	(2,503)
Redemption (Purchase) of restricted stock	389	(381)	871
Proceeds from life insurance claim	—	—	604
Purchases of property and equipment	(23)	(61)	(337)
Proceeds from sale of other real estate owned	—	683	145

Net Cash Provided by (Used in) Investing Activities	27,473	(73,414)	(34,004)

Donegal Financial Services Corporation

Consolidated Statements of Cash Flows

(dollars in thousands)

Years Ended December 31,	2018	2017	2016
Cash Flows from Financing Activities
Net (decrease) increase in deposits	$(16,523)	$27,183	$50,961
Net (decrease) increase in short-term borrowings	(2,985)	2,985	(20,833)
Dividends paid	—	(2,150)	(3,300)

Net Cash (Used in) Provided by Financing Activities	(19,508)	28,018	26,828

Net increase (decrease) in cash and cash equivalents	15,774	(40,654)	(2,671)
Cash and Cash Equivalents, Beginning of Year	18,482	59,136	61,807

Cash and Cash Equivalents, End of Year	$34,257	$18,482	$59,136

Supplementary Cash Flows Information
Interest paid	$3,486	$2,401	$2,057

Income taxes paid	$830	$1,290	$670

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

Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, and the evaluation of investment securities for other than temporary impairment.

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

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

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

Other-than-temporary impairment guidance on debt securities specifies that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a loss due to credit quality. When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before the recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive (loss) income. The Company has not recognized any other-than-temporary impairment losses in the years ended December 31, 2018, 2017 or 2016.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried in the aggregate at the lower of cost or estimated fair value. The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attribute of that loan. Net unrealized losses are recognized through a valuation allowance with corresponding charges in the consolidated statements of income. The Company did not write down any loans held for sale during the years ended December 31, 2018, 2017, or 2016. All sales are made without recourse and are sold with servicing released.

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

Commercial Loans—Real Estate Secured—the Company engages in commercial lending secured by real estate in its primary market, Lancaster County, Pennsylvania, and surrounding areas. The majority of the commercial loan portfolio is secured by owner-occupied commercial office and manufacturing properties, as well as agricultural land. A smaller portion of the Company’s commercial real estate portfolio is secured by commercial real estate development and construction projects.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

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

Commercial real estate loans generally present a higher level of risk than other types of non-commercial loans primarily due to adverse economic conditions causing declines in the values of the collateral. This market value risk is somewhat mitigated for owner-occupied commercial real estate loans since the performance and cash flow of the business is the primary source of loan repayment, and not the sale or rent of the real estate.

Commercial Loans - C & I, and Other—The Company originates commercial loans not secured by real estate, but instead by business operations and non-real-estate assets, generally referred to as commercial and industrial loans. These commercial and industrial loans are made primarily to businesses located in the Company’s primary market, Lancaster County, Pennsylvania, and surrounding areas. These loans are used for various business purposes which include short-term loans and lines of credit to finance machinery and equipment purchases, and inventory and accounts receivable management, supporting the businesses growth, stability, and profitability.

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

Commercial loans generally present a higher level of risk than other types of non-commercial loans primarily due to adverse economic conditions having a negative effect on business sales, receivable collections, and, cash flows.

Residential Mortgage Loans, and Home Equity Loans and Lines of Credit—The Company originates one-to-four-family first position residential mortgage loans, and junior lien home equity loans and lines of credit, through the Company’s marketing efforts, to present customers, new walk-in

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

customers, and referred customers. Residential mortgage and home equity credits include fixed-rate and adjustable rate mortgages with terms up to a maximum of 20 years for both permanent structures and those under construction. These one-to-four-family mortgage originations are secured by residential properties primarily located in the Company’s primary market, Lancaster County, Pennsylvania, and surrounding areas. The majority of residential mortgage and home equity credits have a total loans-to-value ratio of 80% or less. If the total of residential mortgage and home equity loans and lines on a residential property exceed 80% of the underlying real estate value, the borrowers are required to have private mortgage insurance.

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

Consumer Loans, Other—The Company offers a variety of secured and unsecured consumer loans, including vehicle loans, loans secured by savings deposits, and unsecured consumer loans. Consumer loan terms vary according to the type and value of collateral and creditworthiness of the borrower. In underwriting consumer loans, a thorough analysis of the borrower’s willingness and financial ability to repay the loan as agreed is performed. The ability to repay shall be determined by the borrower’s employment history, current financial conditions, and credit background.

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

Nonaccrual Loans—Generally, a loan is classified as nonaccrual, and the accrual of interest on such loan is discontinued, when (1) the contractual payment of principal or interest has become 90 days past due or (2) management has serious doubts about the further collectability of principal or interest, even though the loan is currently performing. A loan 90 days or more past due may remain on accrual status if it is in the process of collection and is either guaranteed or well-secured. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed. Interest received on nonaccrual loans including impaired loans is either applied against principal or reported as interest income, according to management’s judgment as to the

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

collectability of principal. Generally, loans are restored to accrual status when both principal and interest are brought current, the loan has performed in accordance with the contractual terms for a reasonable period of time (generally six months), and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The past due status of all classes of loans receivable is determined based on the contractual due dates for loan payments.

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

Reserve for Unfunded Lending Commitments—The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet. The Company had a reserve of $186,000 as of December 31, 2018 and $212,000 as of December 31, 2017.

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

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

Goodwill

Goodwill represents the excess of the purchase price over the underlying fair value of the acquired entity. We assess goodwill for impairment annually as of October 1 of each year. If certain events occur which indicate goodwill might be impaired between annual tests, goodwill must be tested when such events occur. In making this assessment, we consider a number of factors including operating results, business plans, economic projections, anticipated future cash flows, current market data, etc. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. Changes in economic and operating conditions could result in goodwill impairment in future periods. The Company did not identify any impairment on its outstanding goodwill from its most recent testing which was performed as of October 1, 2018. Goodwill was evaluated in accordance with ASC 350-20 using a qualitative analysis.

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

ASC Topic 715, Compensation—Retirement Benefits, requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The Company has certain split-dollar life insurance arrangements as part of the Company’s bank-owned life insurance program, and recognized its liability and related compensation expense in accordance with ASC Topic 715. (Benefit) expense related to this split-dollar life insurance was ($12,000), ($4,000) and $14,000 for the years ended December 31, 2018, 2017, and 2016, respectively.

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

Uncertain tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. As of December 31, 2018 and 2017, there were no uncertain tax positions.

The Company recognizes interest and penalties on income taxes as a component of income tax expense. Tax years subject to examination by tax authorities are the years ended December 31, 2018, 2017, and 2016.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the consolidated balance sheet when they are funded.

Stock-based Compensation

The Company measures all stock-based compensation, which is comprised of stock options, using the Black-Scholes option pricing model. The significant assumptions the Company utilizes in applying the Black-Scholes option pricing model are the risk-free interest rate, expected term, dividend yield and expected volatility. The expense is recognized over the period during which an employee is required to provide service in exchange for the award.

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

Revenue Recognition

The Company recognizes revenues as they are earned based on contractual terms, as transactions occur, or as services are provided and collectability is reasonably assured. The Company’s primary source of revenue is interest income from the Bank’s loans and investment securities. The Company also earns noninterest revenue from various banking services offered by the Bank.

Interest Income: The Company’s largest source of revenue is interest income which is primarily recognized on an accrual basis based on contractual terms written into loans and investment contracts.

Other Income: The Company derives the majority of its noninterest income from: (1) investment sales commissions, (2) service charges for deposit related services, and (3) debit and credit card interchange income. Most of these services are transaction based and revenue is recognized as the related service is provided.

Recent Accounting Pronouncements

Pronouncements Adopted in 2018

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall”. This ASU requires equity investments to be measured at fair value with changes in fair value recognized in net income, excluding equity investments that are consolidated or accounted for under the equity

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

method of accounting. The ASU allows equity investments without readily determinable fair values to be measured at cost minus impairment, with a qualitative assessment required to identify impairment. The ASU also requires public companies to use exit prices to measure the fair value of financial instruments, eliminates the disclosure requirements related to measurement assumptions for the fair value of instruments measured at amortized cost, and requires separate presentation of financial assets and liabilities based on form and measurement category. In addition, for liabilities measured at fair value under the fair value option, the changes in fair value due to changes in instrument-specific credit risk should be recognized in OCI. This ASU is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company adopted ASU 2016-01 on January 1, 2018 and it did not have a material effect on its accounting for fair value disclosures and other disclosure requirements.

FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force). This ASU addresses concerns regarding diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. In particular, this ASU addresses eight specific cash flow issues in an effort to reduce this diversity in practice: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon bonds; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. The amendments were effective for annual periods beginning after December 15, 2017, and for interim periods within those annual periods. The impact of adoption of this ASU by the Company on January 1, 2018 was not material.

Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. This ASU provides a framework that replaces most existing revenue recognition guidance. The guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company adopted this standard on January 1, 2019 utilizing a modified retrospective method and the adoption of the new standard did not have a material impact on the consolidated financial statements.

In February 2016, the FASB issued ASC Update 2016-02, “Leases”, and in July 2018 issued ASU-2018-10 and ASU 201811, Codification Improvements to Topic 842, Leases. This ASU states that a lessee should recognize the assets and liabilities that arise from all leases with a term greater than 12 months. The core principle requires the lessee to recognize a liability to make lease payments and a “right-of-use” asset. The accounting applied by the lessor is relatively unchanged. The standards update also requires expanded qualitative and quantitative disclosures. For public business entities, ASC Update 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. ASC Update 2016-02 mandates a modified retrospective transition for all entities. Early application is permitted. For the Company, this standards update is effective on January 1, 2020. The Company has determined that the provisions of ASU No. 2016-02 will result in an increase in assets to recognize the present value of lease obligations with a corresponding increase in liabilities; however, the Company is still evaluating the impact this ASU will have on the Company’s financial position, results of operations and cash flows.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

In June 2016, the FASB issued ASC Update 2016-13, “Financial Instruments—Credit Losses.” The new impairment model prescribed by this standards update is a single impairment model for all financial assets (i.e., loans and investments). The recognition of credit losses would be based on an entity’s current estimate of expected losses (referred to as the Current Expected Credit Loss model, or “CECL”), as opposed to recognition of losses only when they are probable (current practice). ASC Update 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. The Company intends to adopt this standards update effective January 1, 2020. The Company is currently evaluating the impact of the adoption of ASC Update 2016-13 on its consolidated financial statements. The impact of the ASU will depend upon the state of the economy and the nature of the Company’s portfolios at the date of adoption.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other”. The amendments in this ASU are required for public business entities and other entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. To simplify the subsequent measurement of goodwill, the Update eliminates Step 2 from the goodwill impairment test. An entity should now perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The ASU eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment, and if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. An entity should apply the amendments in this Update on a prospective basis. A public business entity should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this ASU in 2020 is not expected to have a material impact on the Company’s consolidated financial statements.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of December 31, 2018 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through March 7, 2019, the date these consolidated financial statements were available to be issued.

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

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

As a result of the allocation of the purchase price, goodwill and core deposit intangible of $901,000 and $1,738,000, respectively, were recorded. The core deposit intangible is being amortized over a ten-year period using a sum of the years’ digits basis. The goodwill is not amortized, but is measured annually for impairment. Core deposit intangible amortization expense of $99,000, $134,000 and $168,000 was recorded in 2018, 2017, and 2016, respectively. Intangible amortization expense projected for the succeeding three years beginning 2019 is estimated to be $65,000, $30,000, and $2,000 per year, respectively.

3.	Restrictions on Cash and Cash Equivalents

The Company is required to maintain cash reserve balances for the Federal Reserve Bank. The total required reserve balances were $6,189,000 and $10,458,000 as of December 31, 2018 and 2017, respectively. The required reserve balances are included in cash and due from banks on the consolidated balance sheet.

4.	Securities Available-for-Sale

The amortized cost, related fair value and unrealized gains and losses of securities available-for-sale are as follows at December 31, 2018 and 2017 (in thousands):

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasuries	$7,477	$—	$(166)	$7,311
U.S. government agencies securities	8,208	—	(124)	8,084
Corporate debt securities	2,033	—	(27)	2,006
Tax-free municipal securities	21,875	57	(486)	21,446
U.S. government sponsored enterprise mortgage-backed securities	42,386	—	(1,370)	41,016
Other securities	41	—	—	41

	$82,020	$57	$(2,173)	$79,904

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasuries	$7,474	$3	$(102)	$7,375
U.S. government agencies securities	8,165	22	(54)	8,133
Corporate debt securities	2,564	13	(5)	2,572
Tax-free municipal securities	22,938	239	(181)	22,996
U.S. government sponsored enterprise mortgage-backed securities	52,526	25	(953)	51,598
Other securities	41	—	—	41

	$93,708	$302	$(1,295)	$92,715

Certain obligations of the U.S. Government are pledged to secure public deposits. The carrying value of the pledged assets was $35,333,000 and $36,046,000 at December 31, 2018 and 2017, respectively.

The amortized cost and fair value of securities as of December 31, 2018, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without any penalty (in thousands).

	Amortized Cost	Fair Value
Due in one year or less	$1,954	$1,949
Due after one year through five years	14,299	14,007
Due after five years through ten years	9,382	9,135
Due after ten years	13,958	13,756
U.S. government sponsored enterprise mortgage-backed securities	42,386	41,016
Other securities	41	41

	$82,020	$79,904

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2018 and 2017 (in thousands):

December 31, 2018	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$477	$(5)	$6,834	$(161)	$7,311	$(166)
U.S. government agencies securities	2,917	(19)	5,167	(105)	8,084	(124)
Corporate debt securities	750	(11)	1,006	(16)	1,756	(27)
Tax-free municipal securities	8,781	(85)	12,665	(401)	21,446	(486)
U.S. government sponsored enterprise mortgage-backed securities	2,898	(39)	38,118	(1,331)	41,016	(1,370)

	$15,823	$(159)	$63,790	$(2,014)	$79,613	$(2,173)

December 31, 2017	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$3,442	$(24)	$3,449	$(78)	$6,891	$(102)
U.S. government agencies securities	3,506	(23)	1,720	(31)	5,226	(54)
Corporate debt securities	1,029	(5)	—	—	1,029	(5)
Tax-free municipal securities	4,160	(106)	6,653	(75)	10,813	(181)
U.S. government sponsored enterprise mortgage-backed securities	15,821	(138)	31,982	(815)	47,803	(953)

	$27,958	$(296)	$43,804	$(999)	$71,762	$(1,295)

At December 31, 2018, five U.S. treasury securities had unrealized losses. One of the five of the securities have been in a continuous loss position less than 12 months. Four securities have been in a continuous loss position for more than 12 months. None of the securities in this category had a fair value significantly below their amortized cost. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities.

At December 31, 2018, seven U.S. government and agency securities had unrealized losses. Two of the seven securities have been in a continuous loss position less than 12 months. Five securities have been in a continuous loss position for more than 12 months. None of the securities in this category had a fair value significantly below their amortized cost. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities.

At December 31, 2018, three corporate debt securities had an unrealized loss. One of the three securities has been in a continuous loss position for less than 12 months. Two of the securities have been in a continuous loss position for more than 12 months. None of the securities in this category had a fair value significantly below their amortized cost. The unrealized loss relates principally to changes in interest rates subsequent to the acquisition of the security.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

At December 31, 2018, thirty tax-free municipal securities had unrealized losses. Thirteen of the thirty securities have been in a continuous loss position less than 12 months. Seventeen securities have been in a continuous loss position for more than 12 months. None of the securities in this category had a fair value significantly below their amortized cost. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities.

At December 31, 2018, forty-three U.S. government sponsored enterprise mortgage-backed securities had unrealized losses. Seven of the forty securities have been in a continuous loss position less than 12 months. Thirty-six securities have been in a continuous loss position for more than 12 months. None of the securities in this category had a fair value significantly below their amortized cost. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities.

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

Gross realized gains on securities sold during 2018, 2017 and 2016 totaled $0, $0 and $8,000, respectively. There were no gross realized losses on securities sold during 2018, 2017 and 2016.

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

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

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

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

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

The following tables present the classes of the loan portfolio summarized by the aggregate credit risk ratings (special mention, substandard and doubtful) within the Company’s internal risk rating system as of December 31, 2018 and 2017 (in thousands):

December 31, 2018	Pass	Special Mention	Substandard	Doubtful	Total
Commercial loans:
Real estate secured	$279,160	$1,471	$2,206	$—	$282,837
C & I	35,590	39	1,188	—	36,817
Other	2,268	—	—	—	2,268
Residential mortgage loans	4,841	—	—	—	4,841
Home equity installments and lines of credit	88,244	—	6	—	88,250
Consumer loans, other	1,533	—	18	—	1,551

	$411,636	$1,510	$3,418	$—	$416,564

December 31, 2017	Pass	Special Mention	Substandard	Doubtful	Total
Commercial loans:
Real estate secured	$282,598	$1,720	$2,564	$—	$286,882
C & I	41,427	200	1,258	—	42,885
Other	1,510	—	—	—	1,510
Residential mortgage loans	4,477	—	—	—	4,477
Home equity installments and lines of credit	94,550	—	86	31	94,667
Consumer loans, other	1,679	—	21	—	1,700

	$426,241	$1,920	$3,929	$31	$432,121

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

Loans that are individually and collectively evaluated for impairment, as well as the related allowance for loan loss at December 31, 2018 and 2017 are presented below (in thousands):

December 31, 2018	Collectively Evaluated for Impairment		Individually Evaluated for Impairment			Loans Acquired with Credit Deterioration		Total
	Recorded Investment	Allowance for Loan Losses	Recorded Investment	Unpaid Principal Balance	Allowance for Loan Losses	Recorded Investment	Allowance for Loan Losses	Recorded Investment	Allowance for Loan Losses
Commercial loans:
Real estate secured	$281,251	$3,479	$226	$293	$—	$1,360	$—	$282,837	$3,479
C & I	35,647	680	—	—	—	1,170	—	36,817	680
Other	2,268	14	—	—	—	—	—	2,268	14
Residential mortgage loans	4,807	27	34	—	—	—	—	4,841	27
Home equity installments and lines of credit	87,925	597	325	8	—	—	—	88,250	597
Consumer loans, other	1,551	9	—	—	—	—	—	1,551	9
Unallocated		-200	—	—	—	—	—		200

	$413,449	$5,006	$585	$301	$—	$2,530	$—	$416,564	$5,006

December 31, 2017	Collectively Evaluated for Impairment		Individually Evaluated for Impairment			Loans Acquired with Credit Deterioration		Total
	Recorded Investment	Allowance for Loan Losses	Recorded Investment	Unpaid Principal Balance	Allowance for Loan Losses	Recorded Investment	Allowance for Loan Losses	Recorded Investment	Allowance for Loan Losses
Commercial loans:
Real estate secured	$285,241	$3,452	$226	$303	$—	$1,415	$—	$286,882	$3,452
C & I	41,805	659	—	—	—	1,080	—	42,885	659
Other	1,510	8	—	—	—	—	—	1,510	8
Residential mortgage loans	4,477	28	—	—	—	—	—	4,477	28
Home equity installments and lines of credit	94,654	821	13	10	—	—	—	94,667	821
Consumer loans, other	1,700	11	—	—	—	—	—	1,700	11
Unallocated	—	—	—	—	—	—	—	—	—

	$429,387	$4,979	$239	$313	$—	$2,495	$—	$432,121	$4,979

The average recorded investment and interest income recognized on impaired commercial real estate loans for the year ended December 31, 2018 was $295,000 and $13,000, respectively. The average recorded investment and interest income recognized on home equity installments and lines of credit for the year ended December 31, 2018 was $9,000 and $1,000, respectively.

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

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

The following tables summarize the activity by segments of the allowance for loan losses for the years ended December 31, 2018, 2017, and 2016 (in thousands):

	Commercial Loans			Residential Mortgage Loans	Home Equity Installments and Lines of Credit	Consumer Loans, Other	Unallocated	Total
December 31, 2018	Real Estate Secured	C & I	Other
Beginning balance, January 1, 2018	$3,452	$659	$8	$28	$821	$11	$—	$4,979
Charge-offs	—	—	—	—	(31)	(59)	—	(90)
Recoveries	10	—	—	—	106	1	—	117
Provisions	—	—	—	—	—	—	—	—

Ending balance, December 31, 2018	$3,462	$659	$8	$28	$896	$(47)	$—	$5,006

	Commercial Loans			Residential Mortgage Loans	Home Equity Installments and Lines of Credit	Consumer Loans, Other	Unallocated	Total
December 31, 2017	Real Estate Secured	C & I	Other
Beginning balance, January 1, 2017	$2,800	$618	$4	$38	$657	$26	$—	$4,143
Charge-offs	—	(47)	—	—	(40)	(44)	—	(131)
Recoveries	35	113	—	—	—	2	—	150
Provisions	617	(25)	4	(10)	204	27	—	817

Ending balance, December 31, 2017	$3,452	$659	$8	$28	$821	$11	$—	$4,979

	Commercial Loans			Residential Mortgage Loans	Home Equity Installments and Lines of Credit	Consumer Loans, Other	Unallocated	Total
December 31, 2016	Real Estate Secured	C & I	Other
Beginning balance, January 1, 2016	$2,409	$311	$5	$75	$875	$15	$171	$3,861
Charge-offs	—	(164)	—	—	(140)	(1)	—	(305)
Recoveries	14	45	—	6	—	1	—	66
Provisions	377	426	(1)	(43)	(78)	11	(171)	521

Ending balance, December 31, 2016	$2,800	$618	$4	$38	$657	$26	$—	$4,143

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2018 and 2017 (in thousands):

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2018	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due and Accruing	Non-Accrual Loans	Total Past Due and Non-Accrual	Current Loans	Total Loans Receivable
Commercial loans:
Real estate secured	$133	$80	$—	$807	$1,020	$280,252	$281,272
C & I	—	—	—	1,170	1,170	34,477	35,647
Other	39	—	—	—	39	2,229	2,268
Acquired with credit deterioration	—	—	—	779	779	1,956	2,735
Residential mortgage loans:
Residential mortgage loans	—	—	—	34	34	4,807	4,841
Acquired with credit deterioration	—	—	—	—	—	—	—
Home equity loans:
Home equity installments and lines of credit	8	144	34	325	511	87,739	88,250
Acquired with credit deterioration	—	—	—	—	—	—	—
Consumer loans, other	—	2	7	—	9	1,542	1,551

	$180	$226	$41	$3,115	$3,562	$413,002	$416,564

December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due and Accruing	Non-Accrual Loans	Total Past Due and Non-Accrual	Current Loans	Total Loans Receivable
Commercial loans:
Real estate secured	$—	$—	$—	$546	$546	$285,016	$285,562
C & I	—	—	—	—	—	41,715	41,715
Other	—	—	—	—	—	1,510	1,510
Acquired with credit deterioration	—	—	—	534	534	1,956	2,490
Residential mortgage loans:
Residential mortgage loans	—	—	—	40	40	4,437	4,477
Acquired with credit deterioration	—	—	—	—	—	—	—
Home equity loans:
Home equity installments and lines of credit	188	54	66	360	668	93,999	94,667
Acquired with credit deterioration	—	—	—	—	—	—	—
Consumer loans, other	—	—	—	13	13	1,687	1,700

	$188	$54	$66	$1,493	$1,801	$430,320	$432,121

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

The Company identified no loans that were considered troubled debt restructurings during the periods presented, and did not have any troubled debt restructurings as of December 31, 2018 or 2017.

There were no loans in the process of foreclosure as of December 31, 2018 or December 31, 2017.

As of December 31, 2018 and 2017, the Company did not have any residential real estate foreclosed assets.

The following table provides activity for the accretable yield of purchased impaired loans for the years ended December 31, 2018, 2017, and 2016 (in thousands):

Accretable yield, December 31, 2015	$—
Accretable yield amortized to interest income	(235)
Reclassification from nonaccretable difference (1)	281

Accretable yield, December 31, 2016	46
Accretable yield amortized to interest income	(181)
Reclassification from nonaccretable difference (1)	148

Accretable yield, December 31, 2017	13
Accretable yield amortized to interest income	(571)
Reclassification from nonaccretable difference (1)	595

Accretable yield, December 31, 2018	$37

(1)	Reclassification from nonaccretable difference represents an increase to the estimated cash flows to be collected on the underlying portfolio.

6.	Property and Equipment

The components of property and equipment at December 31, 2018 and 2017 are as follows (in thousands):

	2018	2017
Land and land improvements	$3,353	$3,353
Buildings and improvements	7,466	7,466
Leasehold improvements	703	703
Furniture, fixtures and equipment	3,785	3,763

	15,307	15,285
Accumulated depreciation and amortization	(6,743)	(6,177)

	$8,564	$9,108

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

Total depreciation and amortization expense was $567,000, $664,000 and $720,000, for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company has entered into certain arrangements that are classified as operating leases. The operating leases are for some branch and office locations. The majority of the operating leases are renewable at the Company’s option. The Company leases one of the Company’s branch offices from the Insurance Company. On September 1, 2018, the Company renewed the lease for an additional term of one year. Lease expense for the years ended December 31, 2018, 2017 and 2016 was $31,000, $30,000 and $30,000, respectively, under this related party operating lease.

Future minimum lease payments by year, including payments due under renewal agreements, are as follows (in thousands):

	Lease Obligation	Obligation to Related Party
2019	$472	$24
2020	443	—
2021	349	—
2022	287	—
2023	267	—
Thereafter	15	—

Net rental expense in 2018, 2017 and 2016 consisted of the following (in thousands):

	2018	2017	2016
Rental expense	$496	$482	$492
Sublease rental income	(14)	(18)	(20)

Net Rental Expense	$482	$464	$472

7.	Deposits

The components of deposits at December 31, 2018 and 2017 are as follows (in thousands):

	2018	2017
Demand, non-interest bearing	$111,994	$107,652
Demand, interest bearing	83,495	92,327
Savings and money market	138,836	136,747
Time, $250 and over	7,458	6,698
Time, other	119,747	120,424
Brokered deposits	—	14,205

Total Deposits	$461,530	$478,053

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

The aggregate amount of demand deposit overdrafts that were reclassified as loans were $16,000 at December 31, 2018, compared to $22,000 as of December 31, 2017.

At December 31, 2018, the scheduled maturities of time deposits are as follows (in thousands):

2019	$98,876
2020	19,135
2021	4,289
2022	3,563
2023	1,264
Thereafter	77

$127,204

8.	Borrowings

As of December 31, 2018, the Company has a maximum borrowing capacity of $257,121,300 from the Federal Home Loan Bank. As of December 31, 2018, the Company did not have any outstanding overnight borrowings outstanding from the Federal Home Loan Bank. As of December 31, 2017, the Company had a maximum borrowing capacity of $258,515,200 from the Federal Home Loan Bank. As of December 31, 2017, the Company had $2,985,000 overnight borrowings outstanding from the Federal Home Loan Bank with an actual rate of 1.54%. Collateral for all outstanding advances consisted of 1-4 family mortgage loans and other real estate secured loans totaling $257,121,300 at December 31, 2018.

9.	Junior Subordinated Debentures

Through the acquisition of Union National Financial Corporation, the Company acquired two issuances of junior subordinated debentures with a contractual value of $11,341,000 and a fair market value at the date of acquisition of $4,110,000. The outstanding balance as of December 31, 2018 was $5,008,000 and $4,843,000 at December 31, 2017.

The Company acquired a junior subordinated debenture issued in December 2003 by Union National Capital Trust I (“UNCT 1”) in the amount of $8,248,000. The floating-rate debenture is due January 23, 2034, of which $248,000 is related to the Company’s capital contribution. UNCT I provides for quarterly distributions at a variable annual coupon rate that is reset quarterly, based on three-month LIBOR plus 2.85%. The outstanding balance was $3,825,000, the coupon rate was 5.37%, and the market yield was 14.80% at December 31, 2018. The outstanding balance was $3,706,000, the coupon rate was 4.23%, and the market yield was 12.41% at December 31, 2017.

The Company acquired a junior subordinated debenture issued in October 2004, by Union National Capital Trust II (“UNCT II”) in the amount of $3,093,000. The floating–rate debenture is due November 23, 2034, of which $93,000 is related to the Company’s capital contribution. UNCT II provides for quarterly distributions at a variable annual coupon rate that is reset quarterly, based on three-month LIBOR plus 2.00%. The outstanding balance was $1,183,000, the coupon rate was 4.65% and the market yield was 16.20% at December 31, 2018. The outstanding balance was $1,137,000, the coupon rate was 3.45% and the market yield was 13.19% at December 31, 2017.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

UNCT I and UNCT II are callable at the Company’s option beginning at five years from the date of issuance. These debentures do not have to be called in full. UNCT I became callable in December 2008, and UNCT II became callable in October 2009.

10.    Income Taxes

The components of the income tax expense for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands):

	2018	2017	2016
Federal:
Current	$(193)	$991	$481
Deferred	1,406	88	157

	1,213	1,079	638
State, current	645	370	218

	$1,858	$1,449	$856

A reconciliation of the statutory income tax at a rate of 21%, 34%, and 34% to the income tax expense included in the consolidated statement of income is as follows for 2018, 2017 and 2016, respectively.

	2018	2017	2016
Federal income tax at statutory rate	21.0%	34.0%	34.0%
State tax expense, net of federal benefit	7.0	5.1	4.6
Tax exempt income, net of disallowed interest expense	(1.9)	(4.5)	(6.3)
Bank owned life insurance	(1.0)	(2.5)	(5.5)
Stock option expense	0.3	0.9	1.6
Effect of change in enacted tax rate	—	(2.9)	—
Other	—	—	(0.9)

Effective Income Tax Rate	25.4%	30.1%	27.5%

On December 22, 2017, the enacted income tax rate changed from 34 percent to 21 percent for tax years beginning on or after January 1, 2018 as a result of the Tax Cuts and Jobs Act. Included in income tax expense for 2017 is a benefit of $141,000 related to the adjustment of net deferred tax liabilities from the historic 34 percent to the newly enacted 21 percent tax rate on December 22, 2017. The impact on the 2017 effective income tax rate is shown in the table above. The Company has determined that the accounting for the Tax Cuts and Jobs Act is final as of December 31, 2017.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

The components of the net deferred tax asset, included in other assets on the consolidated balance sheets, at December 31, 2018 and 2017 are as follows (in thousands):

	2018	2017
Deferred tax assets:
Allowance for loan loss	$1,051	$1,046
State net operating loss carryforward	567	511
Alternative minimum tax credit carryforward	—	1,122
Nonaccrual interest	12	13
Low income housing tax credit carryforward	—	437
Unrealized loss on available-for-sale securities	445	208
Other	194	59

	2,269	3,396
Valuation allowance	(567)	(511)

Total deferred tax assets, net of valuation allowance	1,702	2,885

Deferred tax liabilities:
Property and equipment	(23)	(191)
Purchase accounting adjustments	(1,544)	(1,365)

Net deferred tax liabilities	(1,567)	(1,556)

Net Deferred Tax Assets	$135	$1,329

At December 31, 2018 and 2017, the Company had no valuation allowance established against its low income housing tax credit carryforward or alternative minimum tax (“AMT”) credit carryforward, as management believes the Company will generate sufficient future taxable income to fully utilize these deferred tax assets. The low income housing credit carryforward will expire between 2021 and 2027, and as a result of the Tax Cuts and Jobs Act enacted on December 22, 2017 Corporate AMT has been repealed. As of December 31, 2018, the Company’s AMT credit carryforward was fully utilized. The valuation allowance at December 31, 2018 and 2017 relates to state net operating loss carryforwards for which realizability is uncertain. At December 31, 2018 and 2017, the Company had state net operating loss carryforwards of $5,598,000 and $5,119,000, respectively, which are available to offset future state taxable income, and expire at various dates through 2036.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible and tax planning strategies, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets, net of any valuation allowance at December 31, 2018.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

11.	Transactions with Executive Officers, Directors and Affiliated Companies

In addition to leasing transactions disclosed in Note 6, the Company has had, and may be expected to have in the future, banking transactions with its executive officers, directors, their immediate families and affiliated companies (commonly referred to as related parties). Deposits of related parties totaled $17,207,000 and $22,579,000 at December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017 related party loans totaled $1,920,000 and $2,196,000, respectively. During 2018, loan advances and repayments totaled $974,000 and $1,250,000, respectively.

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

At December 31, 2018 and 2017, the following financial instruments were outstanding whose contract amounts represent credit risk (in thousands):

	2018	2017
Commitments to grant loans	$4,752	$3,672
Unfunded commitments under lines of credit	110,276	117,515

	$115,028	$121,187

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

The Bank maintains a defined contribution 401(k) retirement Plan that covers eligible employees. The Bank’s matching contribution is 100% of each participant’s first 1% of elective contribution and 50% of each participant’s next 5% of elective contributions with a maximum contribution of 3.50% of the participants compensation. The Bank’s contributions to the Plan totaled $219,000, $207,000 and $196,000, for the years ended December 31, 2018, 2017 and 2016, respectively.

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

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

As of December 31, 2018, the Bank met the applicable minimum requirements of the U.S. Basel III Capital Rules, and each of the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations. As of December 31, 2018, the Bank’s capital levels also met the fully-phased in minimum capital requirements.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to assets. Management believes, as of December 31, 2018, that the Bank meets all capital adequacy requirements to which it is subject.

A comparison of the Bank’s actual capital amounts to the regulatory requirements at December 31, 2018 and 2017 is presented below (dollars in thousands):

December 31, 2018	Actual		For Capital Adequacy Purposes			Minimum Capital Adequacy with Capital Buffer			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio		Amount	Ratio
Total capital (to risk-weighted assets)	$94,550	21.59%	$35,028	≥	8.0%	$43,238	≥	9.875%	$43,786	≥	10.0%
Tier 1 capital (to risk-weighted assets)	89,358	20.41%	26,271	≥	6.0%	34,481	≥	7.875%	35,028	≥	8.0%
Common equity tier 1 capital (to risk-weighted assets)	89,358	16.15%	24,901	≥	4.5%	35,277	≥	6.375%	35,969	≥	6.5%
Core (Tier 1) capital (to adjusted total assets)	89,358	16.15%	22,135	≥	4.0%	N/A		N/A	27,668	≥	5.0%

December 31, 2017	Actual		For Capital Adequacy Purposes			Minimum Capital Adequacy with Capital Buffer			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio		Amount	Ratio
Total capital (to risk-weighted assets)	$88,592	19.17%	$36,973	≥	8.0%	$42,750	≥	9.250%	$46,216	≥	10.0%
Tier 1 capital (to risk-weighted assets)	83,401	18.05%	27,730	≥	6.0%	33,507	≥	7.250%	36,973	≥	8.0%
Common equity tier 1 capital (to risk-weighted assets)	83,401	18.05%	20,797	≥	4.5%	26,574	≥	5.750%	30,040	≥	6.5%
Core (Tier 1) capital (to adjusted total assets)	83,401	14.80%	22,547	≥	4.0%	N/A		N/A	28,184	≥	5.0%

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

16.	Fair Value Measurements

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

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2017 and 2016 are as follows (in thousands):

December 31, 2018	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
U.S. treasuries	$7,311	$7,311	$—	$—
U.S. government agencies securities	8,084	—	8,084	—
Corporate debt securities	2,006	—	2,006	—
Tax-free municipal securities	21,446	—	21,446	—
U.S. government sponsored enterprise mortgage-backed securities	41,016	—	41,016	—
Other securities	41	—	41	—

Total	$79,904	$7,311	$72,593	$—

December 31, 2017	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
U.S. treasuries	$7,375	$7,375	$—	$—
U.S. government agencies securities	8,133	—	8,133	—
Corporate debt securities	2,572	—	2,572	—
Tax-free municipal securities	22,996	—	22,996	—
U.S. government sponsored enterprise mortgage-backed securities	51,598	—	51,598	—
Other securities	41	—	41	—

Total	$92,715	$7,375	$85,340	$—

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

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. At least annually, the Corporation reviews a random sample of the pricing information received from the third-party pricing service by comparing it to price quotes from third-party brokers. Historically, price deviations have been immaterial.

There are no assets measured at fair value on a nonrecurring basis at December 31, 2018 and 2017.

The estimated fair values of financial instruments as of December 31, 2018 and 2017 are set forth in the tables below (in thousands). The information in the table should not be interpreted as an estimate of the fair value of the Company in its entirety since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.

December 31, 2018	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$34,257	$34,257	$34,257	$—	$—
Interest-bearing time deposits in other banks	6	6	—	6	—
Securities available-for-sale	79,904	79,904	7,311	72,593	—
Loans held for sale	—	—	—	—	—
Loans, net	411,558	401,486	—	—	401,486
Restricted investment in bank stocks	512	512	—	512	—
Accrued interest receivable	1,434	1,434	—	1,434	—
Liabilities:
Demand and savings deposits	334,325	334,325	—	334,325	—
Time deposits	127,205	126,000	—	126,000	—
Short-term borrowings	—	—	—	—	—
Junior subordinated debentures	5,008	5,008	—	5,008	—
Accrued interest payable	155	155	—	155	—
Off-Balance-Sheet Items:
Commitments to extend credit and standby letters of credit	—	—	—	—	—

Donegal Financial Services Corporation

Notes to Consolidated Financial Statements

December 31, 2017	Carrying Amount	Fair Value	Level 1	Level 2		Level 3
Assets:
Cash and cash equivalents	$18,482	$18,482	$18,482	$		$—
Interest-bearing time deposits in other banks	1,342	1,342	—		1,342	—
Securities available-for-sale	92,715	92,715	7,375		85,340
Loans held for sale	510	510	—		—	510
Loans, net	427,142	433,446	—		—	433,446
Restricted investment in bank stocks	901	901	—		901	—
Accrued interest receivable	1,495	1,495	—		1,495	—
Liabilities:
Demand and savings deposits	350,931	350,931	—		350,931	—
Time deposits	127,122	126,084	—		126,084	—
Short-term borrowings	2,985	2,985	—		2,985	—
Junior subordinated debentures	4,843	4,843	—		4,843	—
Accrued interest payable	162	162	—		162	—
Off-Balance-Sheet Items:
Commitments to extend credit and standby letters of credit	—	—	—		—	—

The following methods and assumptions were used by the Company to estimate the fair value of certain of its assets and liabilities at December 31, 2018 and 2017.

17.	Pending Sale

On June 11, 2018, Donegal Group Inc. and Donegal Mutual Insurance Company entered into an agreement and plan of merger whereby Northwest Bancshares, Inc. will acquire the Company and its wholly owned subsidiary, Union Community Bank, for a combination of cash and Northwest common stock. The parties anticipate that the merger will close in March 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONEGAL GROUP INC.

By:	/s/ Kevin G. Burke
Kevin G. Burke, President and Chief Executive Officer

Date: March 14, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin G. Burke	President, Chief Executive Officer and a Director	March 14, 2019
Kevin G. Burke	(principal executive officer)

/s/ Jeffrey D. Miller	Executive Vice President and Chief Financial Officer	March 14, 2019
Jeffrey D. Miller	(principal financial and accounting officer)

/s/ Scott A. Berlucchi	Director	March 14, 2019
Scott A. Berlucchi

/s/ Dennis J. Bixenman	Director	March 14, 2019
Dennis J. Bixenman

/s/ Robert S. Bolinger	Director	March 14, 2019
Robert S. Bolinger

/s/ Patricia A. Gilmartin	Director	March 14, 2019
Patricia A. Gilmartin

/s/ Jack L. Hess	Director	March 14, 2019
Jack L. Hess

/s/ Barry C. Huber	Director	March 14, 2019
Barry C. Huber

/s/ Kevin M. Kraft, Sr.	Director	March 14, 2019
Kevin M. Kraft, Sr.

/s/ Jon M. Mahan	Director	March 14, 2019
Jon M. Mahan

/s/ S. Trezevant Moore, Jr.	Director	March 14, 2019
S. Trezevant Moore, Jr.

/s/ Richard D. Wampler, II	Director	March 14, 2019
Richard D. Wampler, II