Form 10-Q
period 2019-03-31
DONEGAL GROUP INC
filed 2019-05-07
CIK 800457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Class A Common Stock, $.01 par value	DGICA	The NASDAQ Global Select Market
Class B Common Stock, $.01 par value	DGICB	The NASDAQ Global Select Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,906,020 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on April 30, 2019.

DONEGAL GROUP INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Donegal Group Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost	$407,432,729	$402,798,518
Available for sale, at fair value	550,021,624	526,558,304
Equity securities, at fair value	49,422,373	43,667,009
Investment in affiliate	—	41,025,975
Short-term investments, at cost, which approximates fair value	40,837,591	16,748,760

Total investments	1,047,714,317	1,030,798,566
Cash	44,607,905	52,594,461
Accrued investment income	7,093,602	6,561,199
Premiums receivable	171,515,978	156,702,250
Reinsurance receivable	350,704,629	343,369,065
Deferred policy acquisition costs	62,346,706	60,615,127
Deferred tax asset, net	10,387,958	13,069,755
Prepaid reinsurance premiums	140,711,936	135,379,777
Property and equipment, net	4,604,180	4,690,704
Accounts receivable - securities	43,662	261,829
Federal income taxes receivable	16,160,576	19,032,604
Goodwill	5,625,354	5,625,354
Other intangible assets	958,010	958,010
Other	2,544,583	2,419,566

Total assets	$1,865,019,396	$1,832,078,267

Liabilities and Stockholders’ Equity
Liabilities
Unpaid losses and loss expenses	$836,519,776	$814,665,224
Unearned premiums	523,702,929	506,528,606
Accrued expenses	21,498,570	25,442,146
Reinsurance balances payable	2,745,903	3,882,193
Borrowings under lines of credit	35,000,000	60,000,000
Cash dividends declared to stockholders	—	3,948,484
Subordinated debentures	5,000,000	5,000,000
Accounts payable - securities	—	1,003,810
Due to affiliate	7,965,600	10,874,540
Other	3,382,857	1,863,363

Total liabilities	1,435,815,635	1,433,208,366

Stockholders’ Equity
Preferred stock, $.01 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 40,000,000 shares, issued 25,852,675 and 25,819,341 shares and outstanding 22,850,087 and 22,816,753 shares	258,527	258,194
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	262,249,291	261,258,423
Accumulated other comprehensive loss	(7,759,586)	(14,228,059)
Retained earnings	215,625,394	192,751,208
Treasury stock, at cost	(41,226,357)	(41,226,357)

Total stockholders’ equity	429,203,761	398,869,901

Total liabilities and stockholders’ equity	$1,865,019,396	$1,832,078,267

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Income (Loss)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Net premiums earned	$188,073,242	$181,764,580
Investment income, net of investment expenses	7,048,503	6,378,369
Net investment gains (losses) (includes ($39,264) and ($918,339) accumulated other comprehensive income reclassifications)	18,097,113	(918,339)
Lease income	111,099	123,593
Installment payment fees	1,088,917	1,347,961
Equity in earnings of Donegal Financial Services Corporation	295,000	632,114

Total revenues	214,713,874	189,328,278

Expenses:
Net losses and loss expenses	123,110,656	156,583,268
Amortization of deferred policy acquisition costs	30,592,000	29,665,000
Other underwriting expenses	30,684,883	29,322,638
Policyholder dividends	2,349,648	1,302,183
Interest	565,292	464,148
Other expenses, net	566,371	526,212

Total expenses	187,868,850	217,863,449

Income (loss) before income tax expense (benefit)	26,845,024	(28,535,171)
Income tax expense (benefit) (includes $8,245 and $192,851 income tax benefit from reclassification items)	3,821,860	(10,357,093)

Net income (loss)	$23,023,164	$(18,178,078)

Earnings (loss) per common share:
Class A common stock - basic and diluted	$0.82	$(0.66)

Class B common stock - basic and diluted	$0.75	$(0.60)

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$23,023,164	$(18,178,078)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) during the period, net of income tax expense (benefit) of $1,711,222 and ($1,948,072)	6,437,454	(7,328,473)
Reclassification adjustment for gains included in net income, net of income tax benefit of $8,245 and $192,851	31,019	725,488

Other comprehensive income (loss)	6,468,473	(6,602,985)

Comprehensive income (loss)	$29,491,637	$(24,781,063)

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(Unaudited)

Three Months Ended March 31, 2019

	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2018	25,819,341	5,649,240	$258,194	$56,492	$261,258,423	$(14,228,059)	$192,751,208	$(41,226,357)	$398,869,901
Issuance of common stock (stock compensation plans)	33,334	—	333	—	403,722	—	—	—	404,055
Share-based compensation	—	—	—	—	442,920	—	—	—	442,920
Net income	—	—	—	—	—	—	23,023,164	—	23,023,164
Cash dividends declared	—	—	—	—	—	—	(4,752)	—	(4,752)
Grant of stock options	—	—	—	—	144,226	—	(144,226)	—	—
Other comprehensive income	—	—	—	—	—	6,468,473	—	—	6,468,473

Balance, March 31, 2019	25,852,675	5,649,240	$258,527	$56,492	$262,249,291	$(7,759,586)	$215,625,394	$(41,226,357)	$429,203,761

Three Months Ended March 31, 2018

	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2017	25,564,481	5,649,240	$255,645	$56,492	$255,401,558	$(2,684,275)	$236,893,041	$(41,226,357)	$448,696,104
Issuance of common stock (stock compensation plans)	29,162	—	292	—	422,318	—	—	—	422,610
Share-based compensation	32,176	—	322	—	1,024,328	—	—	—	1,024,650
Net loss	—	—	—	—	—	—	(18,178,078)	—	(18,178,078)
Cash dividends declared	—	—	—	—	—	—	(8,587)	—	(8,587)
Grant of stock options	—	—	—	—	187,444	—	(187,444)	—	—
Reclassification of equity unrealized gains	—	—	—	—	—	(4,918,655)	4,918,655	—	—
Other comprehensive loss	—	—	—	—	—	(6,602,985)	—	—	(6,602,985)

Balance, March 31, 2018	25,625,819	5,649,240	$256,259	$56,492	$257,035,648	$(14,205,915)	$223,437,587	$(41,226,357)	$425,353,714

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$23,023,164	$(18,178,078)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	1,460,943	1,503,607
Net realized investment (gains) losses	(18,097,113)	918,339
Equity in earnings of Donegal Financial Services Corporation	(295,000)	(632,114)
Changes in assets and liabilities:
Losses and loss expenses	21,854,552	50,891,171
Unearned premiums	17,174,323	20,564,895
Premiums receivable	(14,813,728)	(2,812,917)
Deferred acquisition costs	(1,731,579)	(2,089,238)
Deferred income taxes	962,330	74,728
Reinsurance receivable	(7,335,564)	(15,198,971)
Prepaid reinsurance premiums	(5,332,159)	(7,073,785)
Accrued investment income	(532,403)	(373,239)
Due to affiliate	(2,908,940)	(3,122,092)
Reinsurance balances payable	(1,136,290)	1,915,675
Current income taxes	2,872,028	(8,153,590)
Accrued expenses	(3,943,576)	(6,903,271)
Other, net	233,485	263,872

Net adjustments	(11,568,691)	29,773,070

Net cash provided by operating activities	11,454,473	11,594,992

Cash Flows from Investing Activities:
Purchases of fixed maturities, held to maturity	(8,396,937)	(13,357,990)
Purchases of fixed maturities, available for sale	(53,176,164)	(19,117,414)
Purchases of equity securities, available for sale	(30,672)	(1,792,398)
Maturity of fixed maturities:
Held to maturity	3,852,973	2,556,070
Available for sale	15,904,570	24,098,751
Sales of fixed maturities, available for sale	19,527,660	208,817
Sales of equity securities, available for sale	20,537,415	333,792
Net sales (purchases) of property and equipment	1,171,305	(63,921)
Sale of investment in Donegal Financial Services Corporation	19,863,949	—
Dividends received from Donegal Financial Services Corporation	14,058,824	—
Net (purchases) sales of short-term investments	(24,088,831)	1,597,800

Net cash provided by (used in) investing activities	9,224,092	(5,536,493)

Cash Flows from Financing Activities:
Cash dividends paid	(3,953,236)	(3,850,407)
Issuance of common stock	288,115	754,297
Payments on lines of credit	(25,000,000)	—

Net cash used in financing activities	(28,665,121)	(3,096,110)

Net (decrease) increase in cash	(7,986,556)	2,962,389
Cash at beginning of period	52,594,461	37,833,435

Cash at end of period	$44,607,905	$40,795,824

Cash paid during period - Interest	$325,325	$261,816
Net cash paid during period - Taxes	$—	$—

See accompanying notes to consolidated financial statements.

DONEGAL GROUP INC. AND SUBSIDIARIES

(Unaudited)

Notes to Consolidated Financial Statements

1 -	Organization

Donegal Mutual Insurance Company (“Donegal Mutual”) organized us as an insurance holding company on August 26, 1986. Our insurance subsidiaries, Atlantic States Insurance Company (“Atlantic States”), Southern Insurance Company of Virginia (“Southern”), Le Mars Insurance Company (“Le Mars”), the Peninsula Insurance Group (“Peninsula”), which consists of Peninsula Indemnity Company and The Peninsula Insurance Company, Sheboygan Falls Insurance Company (“Sheboygan”) and Michigan Insurance Company (“MICO”), write property and casualty insurance exclusively through independent insurance agents in certain Mid-Atlantic, Midwestern, New England and Southern states. Until March 8, 2019, we also owned 48.2% of the outstanding stock of Donegal Financial Services Corporation (“DFSC”), a grandfathered unitary savings and loan holding company that owned Union Community Bank (“UCB”), a state savings bank. Donegal Mutual owned the remaining 51.8% of the outstanding stock of DFSC.

At March 31, 2019, we had three segments: our investment function, our personal lines of insurance and our commercial lines of insurance. The personal lines products of our insurance subsidiaries consist primarily of homeowners and private passenger automobile policies. The commercial lines products of our insurance subsidiaries consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies.

At March 31, 2019, Donegal Mutual held approximately 43% of our outstanding Class A common stock and approximately 84% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 72% of the total voting power of our common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to a pooling agreement and other intercompany agreements and transactions. While each company maintains its separate corporate existence, Donegal Mutual and our insurance subsidiaries conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

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

In July 2018, we consolidated the branch office operations of Peninsula into our home office operations to achieve economies of scale and enhance service levels for policyholders of Peninsula. We recorded a restructuring charge for employee termination costs associated with the Peninsula consolidation of approximately $1.9 million and paid approximately $1.5 million of these costs in 2018. We paid approximately $65,000 of these costs in the first quarter of 2019 and had an accrual of approximately $325,000 remaining at March 31, 2019. We entered into a definitive purchase agreement for the sale of Peninsula’s branch office in 2018. The sale was completed in January 2019, and we received net proceeds of $1.2 million. We recorded an impairment charge of $1.1 million in other expenses in 2018 related to this real estate transaction and included the $1.2 million fair value of the real estate we held for sale in other assets at December 31, 2018.

We and Donegal Mutual sold DFSC to Northwest Bancshares, Inc. (“Northwest”) on March 8, 2019, resulting in proceeds valued at approximately $85.8 million in a combination of cash and Northwest common stock. Immediately prior to the closing of the merger, DFSC paid a dividend of approximately $29.2 million to us and Donegal Mutual. As the owner of 48.2% of DFSC’s common stock, we received a dividend payment from DFSC of approximately $14.1 million and consideration from

Northwest valued at approximately $41.4 million that included a combination of cash in the amount of $20.5 million and Northwest common stock with a fair value at the closing date of $20.9 million. We recorded a gain of $12.7 million from the sale of DFSC in our results of operations for the first quarter of 2019. We sold the Northwest common stock that we received as part of the consideration during the first quarter of 2019. This transaction represented the culmination of a banking strategy that began with the formation of DFSC in 2000.

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the Securities and Exchange Commission (“SEC”) and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the three months ended March 31, 2019 or 2018. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through March 31, 2019.

2 -	Basis of Presentation

Our financial information for the interim periods included in this Form 10-Q Report is unaudited; however, our financial information we include in this Form 10-Q Report reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of our management, are necessary for a fair presentation of our financial position, results of operations and cash flows for those interim periods. Our results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results of operations we expect for the year ending December 31, 2019.

We recommend you read the interim financial statements we include in this Form 10-Q Report in conjunction with the financial statements and the notes to our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

The table below presents for the periods indicated a reconciliation of the numerators and denominators we used to compute basic and diluted net income per share for our Class A common stock and our Class B common stock:

	Three Months Ended March 31,
	2019		2018
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic earnings (loss) per share:
Numerator:
Allocation of net income (loss)	$18,843	$4,180	$(14,848)	$(3,330)

Denominator:
Weighted-average shares outstanding	22,850	5,577	22,615	5,577

Basic earnings (loss) per share	$0.82	$0.75	$(0.66)	$(0.60)

Diluted earnings (loss) per share:
Numerator:
Allocation of net income (loss)	$18,843	$4,180	$(14,848)	$(3,330)

Denominator:
Number of shares used in basic computation	22,850	5,577	22,615	5,577
Weighted-average shares effect of dilutive securities:
Director and employee stock options	71	—	—	—

Number of shares used in diluted computation	22,921	5,577	22,615	5,577

Diluted earnings (loss) per share	$0.82	$0.75	$(0.66)	$(0.60)

We did not include outstanding options to purchase 8,967,857 shares of Class A common stock in our computation of diluted earnings per share for the three months ended March 31, 2019 because the exercise price of the options exceeded the average market price of our Class A common stock during the period.

We did not include any effect of dilutive securities in the computation of diluted earnings per share for the three months ended March 31, 2018 because we sustained a net loss for this period.

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

Our insurance subsidiaries and Donegal Mutual implemented a combined third-party reinsurance program effective January 1, 2019. The coverage and parameters of the fully consolidated program are common to all of our insurance subsidiaries and Donegal Mutual. Our insurance subsidiaries use several different reinsurers, all of which have an A.M. Best rating of A- (Excellent) or better or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A- rating from A.M. Best. The following information describes the external reinsurance our insurance subsidiaries have in place for 2019:

•

excess of loss reinsurance, under which the losses of Donegal Mutual and our insurance subsidiaries are automatically reinsured, through a series of contracts, over a set retention of $1.0 million for property losses and a retention of $2.0 million for casualty losses (including workers’ compensation losses); and

•

catastrophe reinsurance, under which Donegal Mutual and our insurance subsidiaries recover, through a series of reinsurance agreements, 100% of an accumulation of many losses resulting from a single event, including natural disasters, over a set retention of $10.0 million and after exceeding an annual aggregate deductible of $1.2 million up to aggregate losses of $190.0 million per occurrence.

Our insurance subsidiaries and Donegal Mutual also purchase facultative reinsurance to cover exposures in excess of the covered limits of their third-party reinsurance agreements.

In addition to the pooling agreement and third-party reinsurance, our insurance subsidiaries have a catastrophe reinsurance agreement with Donegal Mutual, under which each of our insurance subsidiaries recover 100% of an accumulation of multiple losses resulting from a single event, including natural disasters, over a set retention of $2.0 million up to aggregate losses of $8.0 million per occurrence. The agreement also provides additional coverage for an accumulation of losses from a single event including a combination of our insurance subsidiaries over a combined retention of $5.0 million.

5 -	Investments

The amortized cost and estimated fair values of our fixed maturities at March 31, 2019 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$79,159	$543	$477	$79,225
Obligations of states and political subdivisions	160,241	10,792	51	170,982
Corporate securities	129,526	1,951	1,438	130,039
Mortgage-backed securities	38,507	244	150	38,601

Totals	$407,433	$13,530	$2,116	$418,847

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$30,323	$36	$322	$30,037
Obligations of states and political subdivisions	68,077	1,610	116	69,571
Corporate securities	143,563	1,202	1,215	143,550
Mortgage-backed securities	309,502	772	3,410	306,864

Totals	$551,465	$3,620	$5,063	$550,022

At March 31, 2019, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $155.8 million and an amortized cost of $148.2 million. Our holdings at March 31, 2019 also included special revenue bonds with an aggregate fair value of $84.8 million and an amortized cost of $80.1 million. With respect to both categories of those bonds at March 31, 2019, we held no securities of any issuer that comprised more than 10% of our holdings of either bond category. Education bonds and water and sewer utility bonds represented 49% and 30%, respectively, of our total investments in special revenue bonds based on the carrying values of these investments at March 31, 2019. Many of the issuers of the special revenue bonds we held at March 31, 2019 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held at March 31, 2019 are similar to general obligation bonds.

The amortized cost and estimated fair values of our fixed maturities at December 31, 2018 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$76,222	$175	$1,087	$75,310
Obligations of states and political subdivisions	159,292	8,237	704	166,825
Corporate securities	127,010	396	4,391	123,015
Mortgage-backed securities	40,274	64	450	39,888

Totals	$402,798	$8,872	$6,632	$405,038

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$45,188	$25	$1,003	$44,210
Obligations of states and political subdivisions	73,761	1,762	307	75,216
Corporate securities	140,689	203	3,059	137,833
Mortgage-backed securities	275,475	149	6,325	269,299

Totals	$535,113	$2,139	$10,694	$526,558

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

We made reclassifications from available for sale to held to maturity of certain fixed maturities at fair value on November 30, 2013. We segregated within accumulated other comprehensive loss the net unrealized losses of $15.1 million arising prior to the November 30, 2013 reclassifications. We are amortizing this balance over the remaining life of the related securities as an adjustment to yield in a manner consistent with the accretion of discount on the same fixed maturities. We recorded amortization of $270,543 and $294,196 in other comprehensive income (loss) during the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019 and December 31, 2018, net unrealized losses of $8.4 million and $8.6 million, respectively, remained within accumulated other comprehensive loss.

We show below the amortized cost and estimated fair value of our fixed maturities at March 31, 2019 by contractual maturity. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity
Due in one year or less	$22,709	$22,708
Due after one year through five years	73,546	75,198
Due after five years through ten years	149,120	153,022
Due after ten years	123,551	129,318
Mortgage-backed securities	38,507	38,601

Total held to maturity	$407,433	$418,847

Available for sale
Due in one year or less	$40,681	$40,926
Due after one year through five years	87,436	87,974
Due after five years through ten years	100,042	100,172
Due after ten years	13,804	14,086
Mortgage-backed securities	309,502	306,864

Total available for sale	$551,465	$550,022

The cost and estimated fair values of our equity securities at March 31, 2019 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value
	(in thousands)
Equity securities	$42,412	$7,653	$643	$49,422

The cost and estimated fair values of our equity securities at December 31, 2018 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value
	(in thousands)
Equity securities	$40,943	$4,818	$2,094	$43,667

Gross investment gains and losses before applicable income taxes for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Gross investment gains:
Fixed maturities	$358	$—
Equity securities	5,986	1,145
Investment in affiliate	12,662	—

	19,006	1,145

Gross investment losses:
Fixed maturities	318	44
Equity securities	591	2,019

	909	2,063

Net investment gains (losses)	$18,097	$(918)

We recognized $6.0 million of gains and $7,040 of losses on equity securities we held at March 31, 2019 in net investment gains for the three months ended March 31, 2019. We recognized $1.0 million of gains and $2.0 million of losses on equity securities held at March 31, 2018 in net investment losses for the three months ended March 31, 2018.

We held fixed maturities with unrealized losses representing declines that we considered temporary at March 31, 2019 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,475	$1	$54,656	$798
Obligations of states and political subdivisions	1,260	14	15,040	153
Corporate securities	23,335	273	98,653	2,380
Mortgage-backed securities	19,724	28	210,423	3,532

Totals	$45,794	$316	$378,772	$6,863

We held fixed maturities with unrealized losses representing declines that we considered temporary at December 31, 2018 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$26,342	$166	$54,900	$1,924
Obligations of states and political subdivisions	28,322	477	21,560	534
Corporate securities	149,270	4,483	59,397	2,968
Mortgage-backed securities	82,594	913	181,379	5,862

Totals	$286,528	$6,039	$317,236	$11,288

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we measure investments at fair value, and we recognize changes in fair value in our results of operations. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize the impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred with respect to that security. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, issuer or geographic events that have negatively impacted the value of a security and rating agency downgrades. We held 336 debt securities that were in an unrealized loss position at March 31, 2019. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary.

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

Financial data by segment for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$91,481	$82,226
Personal lines	96,592	99,539

Premiums earned	188,073	181,765
Net investment income	7,049	6,378
Investment gains (losses)	18,097	(918)
Equity in earnings of DFSC	295	632
Other	1,200	1,471

Total revenues	$214,714	$189,328

Income (loss) before income tax expense (benefit):
Underwriting income (loss):
Commercial lines	$(1,688)	$(20,210)
Personal lines	2,473	(17,267)

SAP underwriting income (loss)	785	(37,477)
GAAP adjustments	551	2,368

GAAP underwriting income (loss)	1,336	(35,109)
Net investment income	7,049	6,378
Investment gains (losses)	18,097	(918)
Equity in earnings of DFSC	295	632
Other	68	482

Income (loss) before income tax expense (benefit)	$26,845	$(28,535)

7 -	Borrowings

Lines of Credit

In March 2019, we terminated our previous credit agreement with Manufacturers and Traders Trust Company (“M&T”) and entered into a new credit agreement with M&T. The new credit agreement relates to a $30.0 million unsecured revolving line of credit. The line of credit expires in July 2020. At March 31, 2019, we had no outstanding borrowings from M&T and had the ability to borrow up to $30.0 million at interest rates equal to M&T’s current prime rate or the then-current LIBOR rate plus 2.25%. We pay a fee of 0.15% per annum on the loan commitment amount regardless of usage. The credit agreement requires our compliance with certain covenants. These covenants include minimum levels of our net worth, leverage ratio, statutory surplus and the A.M. Best ratings of our insurance subsidiaries. In addition, Atlantic States has guaranteed our payment obligations under the new credit agreement. We complied with all requirements of the credit agreement during the three months ended March 31, 2019.

Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. Atlantic States had $35.0 million in outstanding advances at March 31, 2019. The interest rate on the advances was 2.76% at March 31, 2019. The table below presents the amount of FHLB of Pittsburgh stock Atlantic States purchased, collateral pledged and assets related to Atlantic States’ membership in the FHLB of Pittsburgh at March 31, 2019.

FHLB of Pittsburgh stock purchased and owned	$1,631,800
Collateral pledged, at par (carrying value $39,609,997)	39,987,256
Borrowing capacity currently available	3,101,972

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

We charged compensation expense related to our stock compensation plans against income before income taxes of $442,653 and $520,679 for the three months ended March 31, 2019 and 2018, respectively, with a corresponding income tax benefit of $92,957 and $109,343, respectively. At March 31, 2019, we had $2.0 million of unrecognized compensation expense related to nonvested share-based compensation granted under our stock compensation plans that we expect to recognize over a weighted average period of approximately 1.8 years.

We did not received any cash from option exercises under all stock compensation plans during the three months ended March 31, 2019. We received cash from option exercises under all stock compensation plans during the three months ended March 31, 2018 of $478,650. We realized actual tax benefits for the tax deductions related to those option exercises of $0 and $18,803 for the three months ended March 31, 2019 and 2018, respectively.

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

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. These pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to verify that the estimates we obtain from the pricing services are representative of fair values based upon our investment personnel’s general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel regularly monitor the market, current trading ranges for similar securities and the pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, interest rates, security types and recent trading activity. Our investment personnel periodically review documentation with respect to the pricing services’ pricing methodology that they obtain to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At March 31, 2019, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at March 31, 2019, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

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

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at March 31, 2019:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$30,037	$—	$30,037	$—
Obligations of states and political subdivisions	69,571	—	69,571	—
Corporate securities	143,550	—	143,550	—
Mortgage-backed securities	306,864	—	306,864	—
Equity securities	34,711	32,365	2,346	—

Total investments in the fair value hierarchy	584,733	32,365	552,368	—

Investment measured at net asset value	14,711	—	—	—

Totals	$599,444	$32,365	$552,368	$—

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at December 31, 2018:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$44,210	$—	$44,210	$—
Obligations of states and political subdivisions	75,216	—	75,216	—
Corporate securities	137,833	—	137,833	—
Mortgage-backed securities	269,299	—	269,299	—
Equity securities	30,675	28,351	2,324	—

Total investments in the fair value hierarchy	557,233	28,351	528,882	—

Investment measured at net asset value	12,992	—	—	—

Totals	$570,225	$28,351	$528,882	$—

10 -	Income Taxes

At March 31, 2019 and December 31, 2018, respectively, we had no material unrecognized tax benefits or accrued interest and penalties. Tax years 2015 through 2018 remained open for examination at March 31, 2019. We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of our tax assets. We established a valuation allowance of $264,467 related to a portion of the net operating loss carryforward of Le Mars at January 1, 2004 and a valuation allowance of $8.1 million for our net state operating loss carryforward. We have determined that we are not required to establish a valuation allowance for our other deferred tax assets of $26.5 million and $32.4 million at March 31, 2019 and December 31, 2018, respectively, because it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income and the implementation of tax planning strategies.

Our deferred tax assets include a net operating loss carryforward of $1.2 million related to Le Mars, which will begin to expire in 2020 if not previously utilized. This carryforward is subject to an annual limitation of approximately $376,000.

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

We summarize activity in our insurance subsidiaries’ liability for losses and loss expenses as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Balance at January 1	$814,665	$676,672
Less reinsurance recoverable	(339,267)	(293,271)

Net balance at January 1	475,398	383,401

Incurred related to:
Current year	127,117	129,842
Prior years	(4,006)	26,741

Total incurred	123,111	156,583

Paid related to:
Current year	43,232	54,583
Prior years	66,305	67,117

Total paid	109,537	121,700

Net balance at end of period	488,972	418,284
Plus reinsurance recoverable	347,548	309,279

Balance at end of period	$836,520	$727,563

Our insurance subsidiaries recognized a (decrease) increase in their liability for losses and loss expenses of prior years of ($4.0 million) and $26.7 million for the three months ended March 31, 2019 and 2018, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy or claims management personnel, and they have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those years. The 2019 development represented 0.8% of the December 31, 2018 net carried reserves. The majority of the 2019 development related to decreases in the liability for losses and loss expenses of prior years for Michigan. During the first quarter of 2018, our insurance subsidiaries received new information on previously-reported commercial automobile and personal automobile claims that led our insurance subsidiaries to conclude that their prior actuarial assumptions did not fully anticipate recent changes in severity and reporting trends. Our insurance subsidiaries have encountered increasing difficulties in projecting the ultimate severity of automobile losses over recent accident years, which our insurance subsidiaries attribute to worsening litigation trends and an increased delay in the reporting to our insurance subsidiaries of information with respect to the severity of claims. As a result, our insurance subsidiaries’ actuaries increased their projections of the ultimate cost of our insurance subsidiaries’ prior-year personal automobile and commercial automobile losses, and our insurance subsidiaries added $7.4 million to their reserves for personal automobile and $18.8 million to their reserves for commercial automobile for accident years prior to 2018. The 2018 development represented 7.0% of the December 31, 2017 net carried reserves and resulted primarily from higher-than-expected severity in the personal automobile and commercial automobile lines of business, offset by lower-than-expected severity in the workers’ compensation line of business, in accident years prior to 2018. The majority of the 2018 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States, Southern and Peninsula.

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

Our insurance subsidiaries determine incurred but not reported (“IBNR”) reserves by subtracting the cumulative loss and loss expense amounts our insurance subsidiaries have paid and the case reserves our insurance subsidiaries have established at the balance sheet date from their actuaries’ estimate of the ultimate cost of losses and loss expenses. Accordingly, the IBNR reserves of our insurance subsidiaries include their actuaries’ projections of the cost of unreported claims as well as their actuaries’ projected development of case reserves on known claims and reopened claims. Our insurance subsidiaries’ methodology for estimating IBNR reserves has been in place for many years, and their actuaries made no significant changes to that methodology during the three months ended March 31, 2019.

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

In February 2016, the FASB issued guidance that requires lessees to recognize leases, including operating leases, on the lessee’s balance sheet, unless a lease is considered a short-term lease. This guidance also requires entities to make new judgments to identify leases. The guidance is effective for annual and interim reporting periods beginning after December 15, 2018 and permits early adoption. Our adoption of this guidance on January 1, 2019 did not have a significant impact on our financial position, results of operations or cash flows.

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

In August 2018, the FASB issued guidance that modifies disclosure requirements related to fair value measurements. The guidance removes the requirements to disclose the amounts of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy. The guidance is effective for annual and interim reporting periods beginning after December 15, 2019 and permits early adoption. The adoption of this guidance on January 1, 2019 did not have a significant impact on our financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We recommend that you read the following information in conjunction with the historical financial information and the footnotes to that financial information we include in this Quarterly Report on Form 10-Q. We also recommend you read Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced an increase in claims severity and a lengthening of the claim settlement periods on bodily injury claims during the past several years. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on bodily injury claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at March 31, 2019. For every 1% change in our insurance subsidiaries’ loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $4.9 million.

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

Our insurance subsidiaries’ unpaid liability for losses and loss expenses by major line of business at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Commercial lines:
Automobile	$112,371	$106,734
Workers’ compensation	113,284	109,512
Commercial multi-peril	89,891	85,937
Other	6,739	5,207

Total commercial lines	322,285	307,390

Personal lines:
Automobile	142,302	144,788
Homeowners	20,546	18,374
Other	3,839	4,846

Total personal lines	166,687	168,008

Total commercial and personal lines	488,972	475,398
Plus reinsurance recoverable	347,548	339,267

Total liability for unpaid losses and loss expenses	$836,520	$814,665

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

Percentage Change in Loss and Loss Expense Reserves Net of Reinsurance	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at March 31, 2019	Percentage Change in Stockholders’ Equity at March 31, 2019(1)	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2018	Percentage Change in Stockholders’ Equity at December 31, 2018(1)
(dollars in thousands)
(10.0)%	$440,075	9.0%	$427,858	9.4%
(7.5)	452,299	6.8	439,743	7.1
(5.0)	464,523	4.5	451,628	4.7
(2.5)	476,748	2.3	463,513	2.4
Base	488,972	—	475,398	—
2.5	501,196	(2.3)	487,283	(2.4)
5.0	513,421	(4.5)	499,168	(4.7)
7.5	525,645	(6.8)	511,053	(7.1)
10.0	537,869	(9.0)	522,938	(9.4)

(1)	Net of income tax effect.

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

The following table provides a reconciliation of our net premiums earned to our net premiums written for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Net premiums earned	$188,073	$181,765
Change in net unearned premiums	11,842	13,491

Net premiums written	$199,915	$195,256

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

Combined Ratios

The following table presents comparative details with respect to our GAAP and statutory combined ratios for the three and nine months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
GAAP Combined Ratios (Total Lines)
Loss ratio (non-weather)	60.4%	78.6%
Loss ratio (weather-related)	5.1	7.5
Expense ratio	32.6	32.5
Dividend ratio	1.2	0.7

Combined ratio	99.3%	119.3%

Statutory Combined Ratios
Commercial lines:
Automobile	116.5%	171.6%
Workers’ compensation	88.8	83.4
Commercial multi-peril	90.9	117.0
Other	65.2	26.4
Total commercial lines	96.4	119.8
Personal lines:
Automobile	101.3	118.0
Homeowners	95.4	111.9
Other	70.3	121.1
Total personal lines	97.8	116.1
Total commercial and personal lines	97.1	117.6

Results of Operations - Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the first three months of 2019 were $188.1 million, an increase of $6.3 million, or 3.5%, compared to $181.8 million for the first three months of 2018, reflecting increases in net premiums written during 2019 and 2018.

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the three months ended March 31, 2019 were $199.9 million, an increase of $4.7 million, or 2.4%, from the $195.3 million of net premiums written for the first three months of 2018. We attribute the increase primarily to the impact of premium rate increases and an increase in the writing of new accounts in commercial lines of business. Personal lines net premiums written decreased $8.1 million, or 8.6%, for the first three months of 2019 compared to the first three months of 2018. We attribute the decrease in personal lines primarily to net attrition as a result of underwriting measures our insurance subsidiaries have implemented to slow new policy growth and to increase pricing on renewal policies, as well as the previously announced non-renewal of unprofitable personal lines business in seven states that began in February 2019, partially offset by premium rate increases our insurance subsidiaries have implemented over the past four quarters and lower reinsurance premiums. Commercial lines net premiums written increased $12.8 million, or 12.7%, for the first three months of 2019 compared to the first three months of 2018. We attribute the increase in commercial lines primarily to premium rate increases throughout 2018 and 2019, increased writings of new commercial accounts and lower reinsurance premiums.

Investment Income. Our net investment income increased to $7.0 million for the first three months of 2019, compared to $6.4 million for the first three months of 2018. We attribute the increase primarily to an increase in average invested assets.

Net Investment Gains (Losses). Net investment gains for the first three months of 2019 were $18.1 million, compared to net investment losses of $918,339 for the first three months of 2018. The net investment gains for the first three months of 2019 included $12.7 million from the sale of DFSC and $6.0 million related to unrealized gains within our equity securities portfolio and a limited partnership that invests in equity securities. The net investment losses for the first three months of 2018 resulted primarily from unrealized losses within our equity securities portfolio. We did not recognize any impairment losses in our investment portfolio during the first three months of 2019 or 2018.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, for the first three months of 2019 was 65.5%, a decrease from our insurance subsidiaries’ loss ratio of 86.1% for the first three months of 2018. Weather-related losses of $9.7 million for the first quarter of 2019, or 5.1 percentage points of the loss ratio, decreased from $13.7 million for the first quarter of 2018, or 7.5 percentage points of the loss ratio. On a statutory basis, our insurance subsidiaries’ commercial lines loss ratio was 63.8% for the first three months of 2019, compared to 89.1% for the first three months of 2018, primarily due to decreases in the commercial automobile and commercial multiple-peril loss ratios. The personal lines statutory loss ratio of our insurance subsidiaries decreased to 66.5% for the first three months of 2019, compared to 84.4% for the first three months of 2018. We attribute this decrease primarily to decreases in the personal automobile and homeowners loss ratios. Our insurance subsidiaries experienced favorable loss reserve development of approximately $4.0 million during the first three months of 2019. Our insurance subsidiaries experienced adverse loss reserve development of approximately $26.7 million during the first three months of 2018.

Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 32.6% for the first three months of 2019, compared to 32.5% for the first three months of 2018. We attribute the increase to higher underwriting-based incentives for the first three months of 2019 compared to the first three months of 2018, partially offset by savings associated with the consolidation of certain operations of Peninsula in July 2018.

Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were 99.3% and 119.3% for the three months ended March 31, 2019 and 2018, respectively. We attribute the decrease in the combined ratio to a decrease in the loss ratio for the first three months of 2019 compared to the first three months of 2018.

Interest Expense. Our interest expense for the first three months of 2019 was $565,292, compared to $464,148 for the first three months of 2018. We attribute the increase to higher interest rates in effect for borrowings under our lines of credit during the first three months of 2019 compared to the first three months of 2018.

Income Taxes. We recorded income tax expense of $3.8 million for the first three months of 2019, representing an effective tax rate of 14.2%. We recorded an income tax benefit of $10.4 million for the first three months of 2018 based upon our loss before income tax and tax-exempt interest income for the first three months of 2018. The income tax expense (benefit) and effective tax rate for the first three months of 2019 and 2018 represented an estimate based on our projected annual taxable income. The estimate for the first three months of 2019 included income tax expense associated with the gain we realized on the sale of DFSC, which was partially offset by an accounting tax benefit with respect to a tax deduction that applies to a portion of the dividend we received from DFSC prior to the closing of the sale.

Net Income (Loss) and Income (Loss) Per Share. Our net income for the first three months of 2019 was $23.0 million, or $.82 per share of Class A common stock on a diluted basis and $.75 per share of Class B common stock, compared to a net loss of $18.2 million, or $.66 per share of Class A common stock and $.60 per share of Class B common stock, for the first three months of 2018. We had 22.9 million and 22.6 million Class A shares outstanding at March 31, 2019 and 2018, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as such obligations and needs arise. Our major sources of funds from operations are the net cash flows we generate from our insurance subsidiaries’ underwriting results, investment income and investment maturities.

Our operations have historically generated sufficient net positive cash flow to fund our commitments and add to our investment portfolio, thereby increasing future investment returns and enhancing our liquidity. The impact of the pooling agreement between Donegal Mutual and Atlantic States has historically been cash-flow positive because of the consistent underwriting profitability of the pool. Donegal Mutual and Atlantic States settle their respective obligations to each other under the pool monthly, thereby resulting in cash flows substantially similar to the cash flows that would result from each company writing the business directly. We have not experienced any unusual variations in the timing of claim payments associated with the loss reserves of our insurance subsidiaries. We maintain significant liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective, thereby providing an additional measure of liquidity to meet our obligations should an unexpected variation occur in the future. Our operating activities provided net cash flows in the first three months of 2019 and 2018 of $11.5 million and $11.6 million, respectively.

At March 31, 2019, we had no outstanding borrowings under our line of credit with M&T and had the ability to borrow up to $30.0 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus 2.25%.At March 31, 2019, Atlantic States had $35.0 million in outstanding advances with the FHLB of Pittsburgh. The interest rate on these advances was 2.76% at March 31, 2019.

The following table shows our expected payments for significant contractual obligations at March 31, 2019:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Net liability for unpaid losses and loss expenses of our insurance subsidiaries	$488,972	$222,779	$232,724	$17,411	$16,058
Subordinated debentures	5,000	—	—	—	5,000
Borrowings under lines of credit	35,000	35,000	—	—	—

Total contractual obligations	$528,972	$257,779	$232,724	$17,411	$21,058

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

We discuss in Note 7 – Borrowings our estimate of the timing of the amounts payable for the borrowings under our lines of credit based on their contractual maturities. The borrowings under our lines of credit carry interest rates that vary as we discuss in Note 7 – Borrowings. We complied with all requirements of the credit agreement during the three months ended March 31, 2019. Based upon the interest rates in effect at March 31, 2019, our annual interest cost associated with the borrowings under our lines of credit is approximately $1.0 million. For every 1% change in the interest rate associated with the borrowings under our lines of credit, the effect on our annual interest cost would be approximately $350,000.

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

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the SEC and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the three months ended March 31, 2019 or 2018. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through March 31, 2019.

On April 18, 2019, our board of directors declared quarterly cash dividends of 14.50 cents per share of our Class A common stock and 12.75 cents per share of our Class B common stock, payable on May 15, 2019 to our stockholders of record as of the close of business on May 1, 2019. We are not subject to any restrictions on our payment of dividends to our stockholders, although there are state law restrictions on the payment of dividends by our insurance subsidiaries to us. Dividends from our insurance subsidiaries are our principal source of cash for payment of dividends to our stockholders. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk based capital (“RBC”) requirements that limit their ability to pay dividends to us. Our insurance subsidiaries’ statutory capital and surplus at December 31, 2018 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin. Our insurance subsidiaries paid $4.0 million in dividends to us during the first three months of 2019. Amounts remaining available for distribution to us as dividends from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities in 2019 are $15.4 million from Atlantic States, $4.5 million from Southern, $2.0 million from Le Mars, $1.7 million from Peninsula, $1.7 million from Sheboygan and $5.6 million from MICO, or a total of approximately $30.9 million.

At March 31, 2019, we had no material commitments for capital expenditures.

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

There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2018 through March 31, 2019.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at March 31, 2019, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information we are required to disclose in the reports that we file or submit under the Exchange Act, and our disclosure controls and procedures were also effective to ensure that information we disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to affect materially, our internal control over financial reporting.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

We base all statements contained in this Quarterly Report on Form 10-Q that are not historic facts on our current expectations. Such statements are forward-looking in nature (as defined in the Private Securities Litigation Reform Act of 1995) and necessarily involve risks and uncertainties. Forward-looking statements we make may be identified by our use of words such as “will,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “seeks,” “estimates” and similar expressions. Our actual results could vary materially from our forward-looking statements. The factors that could cause our actual results to vary materially from the forward-looking statements we have previously made include, but are not limited to, adverse and catastrophic weather events, our ability to maintain profitable operations, the adequacy of the loss and loss expense reserves of our insurance subsidiaries, the availability and successful operation of the information technology systems our insurance subsidiaries utilize, the successful development of new information technology systems to allow our insurance subsidiaries to compete effectively, business and economic conditions in the areas in which we and our insurance subsidiaries operate, interest rates, competition from various insurance and other financial businesses, terrorism, the availability and cost of reinsurance, legal and judicial developments, adverse litigation and other industry trends that could increase our loss costs, changes in regulatory requirements, changes in our A.M. Best rating, our ability to integrate and manage successfully the companies we may acquire from time to time and the other risks that we describe from time to time in our filings with the SEC. We disclaim any obligation to update such statements or to announce publicly the results of any revisions that we may make to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Part II. Other Information

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Our business, results of operations and financial condition, and, therefore, the value of our Class A common stock and our Class B common stock, are subject to a number of risks. For a description of certain risks, we refer to “Risk Factors” in our 2018 Annual Report on Form 10-K that we filed with the SEC on March 14, 2019. There have been no material changes in the risk factors we disclosed in that Form 10-K Report during the three months ended March 31, 2019.

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

DONEGAL GROUP INC.

May 7, 2019	By:	/s/ Kevin G. Burke
Kevin G. Burke, President and Chief Executive Officer

May 7, 2019	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Executive Vice President and Chief Financial Officer