Form 10-Q
period 2019-06-30
DONEGAL GROUP INC
filed 2019-08-08
CIK 800457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☑

		Emerging growth company	☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,996,271 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on July 31, 2019.

DONEGAL GROUP INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Donegal Group Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost	$434,458,088	$402,798,518
Available for sale, at fair value	569,749,979	526,558,304
Equity securities, at fair value	46,767,296	43,667,009
Investment in affiliate	—	41,025,975
Short-term investments, at cost, which approximates fair value	24,452,789	16,748,760

Total investments	1,075,428,152	1,030,798,566
Cash	35,945,567	52,594,461
Accrued investment income	7,298,206	6,561,199
Premiums receivable	176,257,781	156,702,250
Reinsurance receivable	357,629,286	343,369,065
Deferred policy acquisition costs	64,274,476	60,615,127
Deferred tax asset, net	9,503,034	13,069,755
Prepaid reinsurance premiums	143,969,376	135,379,777
Property and equipment, net	4,673,096	4,690,704
Accounts receivable—securities	170,470	261,829
Federal income taxes receivable	16,959,666	19,032,604
Goodwill	5,625,354	5,625,354
Other intangible assets	958,010	958,010
Other	2,590,138	2,419,566

Total assets	$1,901,282,612	$1,832,078,267

Liabilities and Stockholders’ Equity
Liabilities
Unpaid losses and loss expenses	$845,282,435	$814,665,224
Unearned premiums	535,999,385	506,528,606
Accrued expenses	25,180,277	25,442,146
Reinsurance balances payable	2,545,976	3,882,193
Borrowings under lines of credit	35,000,000	60,000,000
Cash dividends declared to stockholders	—	3,948,484
Subordinated debentures	5,000,000	5,000,000
Accounts payable—securities	5,222,537	1,003,810
Due to affiliate	6,010,121	10,874,540
Other	3,188,157	1,863,363

Total liabilities	1,463,428,888	1,433,208,366

Stockholders’ Equity
Preferred stock, $.01 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 50,000,000 shares, issued 25,969,577 and 25,819,341 shares and outstanding 22,966,989 and 22,816,753 shares	259,696	258,194
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	264,320,325	261,258,423
Accumulated other comprehensive loss	(1,837,379)	(14,228,059)
Retained earnings	216,280,947	192,751,208
Treasury stock, at cost	(41,226,357)	(41,226,357)

Total stockholders’ equity	437,853,724	398,869,901

Total liabilities and stockholders’ equity	$1,901,282,612	$1,832,078,267

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Income (Loss)

(Unaudited)

	Three Months Ended June 30,
	2019	2018
Revenues:
Net premiums earned	$188,763,313	$185,714,110
Investment income, net of investment expenses	7,289,652	6,342,152
Net investment gains (includes $13,150 and $12,247 accumulated other comprehensive income reclassifications)	1,566,157	1,517,310
Lease income	112,155	122,403
Installment payment fees	1,057,677	1,306,197
Equity in earnings of Donegal Financial Services Corporation	—	787,856

Total revenues	198,788,954	195,790,028

Expenses:
Net losses and loss expenses	131,507,280	135,753,645
Amortization of deferred policy acquisition costs	30,925,000	30,579,000
Other underwriting expenses	28,208,336	28,492,434
Policyholder dividends	1,969,490	1,213,588
Interest	303,423	566,284
Other expenses, net	337,894	518,123

Total expenses	193,251,423	197,123,074

Income (loss) before income tax expense (benefit)	5,537,531	(1,333,046)
Income tax expense (benefit) (includes $2,762 and $2,572 income tax expense from reclassification items)	749,077	(543,191)

Net income (loss)	$4,788,454	$(789,855)

Earnings (loss) per common share:
Class A common stock—basic and diluted	$0.17	$(0.03)

Class B common stock—basic and diluted	$0.15	$(0.03)

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,
	2019	2018
Net income (loss)	$4,788,454	$(789,855)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) during the period, net of income tax expense (benefit) of $1,593,511 and ($651,633)	5,932,595	(2,451,371)
Reclassification adjustment for gains included in net income (loss), net of income tax expense of $2,762 and $2,572	(10,388)	(9,675)

Other comprehensive income (loss)	5,922,207	(2,461,046)

Comprehensive income (loss)	$10,710,661	$(3,250,901)

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Income (Loss)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Revenues:
Net premiums earned	$376,836,555	$367,478,690
Investment income, net of investment expenses	14,338,155	12,720,521
Net investment gains (includes $52,414 and ($32,316) accumulated other comprehensive income reclassifications)	19,663,270	598,971
Lease income	223,254	245,996
Installment payment fees	2,146,594	2,654,158
Equity in earnings of Donegal Financial Services Corporation	295,000	1,419,970

Total revenues	413,502,828	385,118,306

Expenses:
Net losses and loss expenses	254,617,936	292,336,913
Amortization of deferred policy acquisition costs	61,517,000	60,244,000
Other underwriting expenses	58,893,219	57,815,072
Policyholder dividends	4,319,138	2,515,771
Interest	868,715	1,030,432
Other expenses, net	904,265	1,044,335

Total expenses	381,120,273	414,986,523

Income (loss) before income tax expense (benefit)	32,382,555	(29,868,217)
Income tax expense (benefit) (includes $11,007 and ($6,786) income tax expense (benefit) from reclassification items)	4,570,937	(10,900,284)

Net income (loss)	$27,811,618	$(18,967,933)

Earnings (loss) per common share:
Class A common stock—basic	$1.00	$(0.68)

Class A common stock—diluted	$0.99	$(0.68)

Class B common stock—basic and diluted	$0.90	$(0.63)

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Net income (loss)	$27,811,618	$(18,967,933)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) during the period, net of income tax expense (benefit) of $3,304,733 and ($2,416,212)	12,432,087	(9,089,561)
Reclassification adjustment for (gains) losses included in net income (loss), net of income tax expense (benefit) of $11,007 and ($6,786)	(41,407)	25,530

Other comprehensive income (loss)	12,390,680	(9,064,031)

Comprehensive income (loss)	$40,202,298	$(28,031,964)

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(Unaudited)

Six Months Ended June 30, 2019

	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2018	25,819,341	5,649,240	$258,194	$56,492	$261,258,423	$(14,228,059)	$192,751,208	$(41,226,357)	$398,869,901
Issuance of common stock (stock compensation plans)	33,334	—	333	—	403,722	—	—	—	404,055
Share-based compensation	—	—	—	—	442,920	—	—	—	442,920
Net income	—	—	—	—	—	—	23,023,164	—	23,023,164
Cash dividends declared	—	—	—	—	—	—	(4,752)	—	(4,752)
Grant of stock options	—	—	—	—	144,226	—	(144,226)	—	—
Other comprehensive income	—	—	—	—	—	6,468,473	—	—	6,468,473

Balance, March 31, 2019	25,852,675	5,649,240	258,527	56,492	262,249,291	(7,759,586)	215,625,394	(41,226,357)	429,203,761

Issuance of common stock (stock compensation plans)	55,933	—	560	—	752,354	—	—	—	752,914
Share-based compensation	60,969	—	609	—	1,218,195	—	—	—	1,218,804
Net income	—	—	—	—	—	—	4,788,454	—	4,788,454
Cash dividends declared	—	—	—	—	—	—	(4,032,416)	—	(4,032,416)
Grant of stock options	—	—	—	—	100,485	—	(100,485)	—	—
Other comprehensive income	—	—	—	—	—	5,922,207	—	—	5,922,207

Balance, June 30, 2019	25,969,577	5,649,240	$259,696	$56,492	$264,320,325	$(1,837,379)	$216,280,947	$(41,226,357)	$437,853,724

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(Unaudited)

Six Months Ended June 30, 2018

	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2017	25,564,481	5,649,240	$255,645	$56,492	$255,401,558	$(2,684,275)	$236,893,041	$(41,226,357)	$448,696,104
Issuance of common stock (stock compensation plans)	29,162	—	292	—	422,318	—	—	—	422,610
Share-based compensation	32,176	—	322	—	1,024,328	—	—	—	1,024,650
Net loss	—	—	—	—	—	—	(18,178,078)	—	(18,178,078)
Cash dividends declared	—	—	—	—	—	—	(8,587)	—	(8,587)
Grant of stock options	—	—	—	—	187,444	—	(187,444)	—	—
Reclassification of equity unrealized gains	—	—	—	—	—	(4,918,655)	4,918,655	—	—
Other comprehensive loss	—	—	—	—	—	(6,602,985)	—	—	(6,602,985)

Balance, March 31, 2018	25,625,819	5,649,240	256,259	56,492	257,035,648	(14,205,915)	223,437,587	(41,226,357)	425,353,714

Issuance of common stock (stock compensation plans)	63,430	—	634	—	960,139	—	—	—	960,773
Share-based compensation	—	—	—	—	536,472	—	—	—	536,472
Net loss	—	—	—	—	—	—	(789,855)	—	(789,855)
Cash dividends declared	—	—	—	—	—	—	(3,930,019)	—	(3,930,019)
Grant of stock options	—	—	—	—	133,656	—	(133,656)	—	—
Other comprehensive loss	—	—	—	—	—	(2,461,046)	—	—	(2,461,046)

Balance, June 30, 2018	25,689,249	5,649,240	$256,893	$56,492	$258,665,915	$(16,666,961)	$218,584,057	$(41,226,357)	$419,670,039

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$27,811,618	$(18,967,933)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	3,013,417	3,093,372
Net investment gains	(19,663,270)	(598,971)
Equity in earnings of Donegal Financial Services Corporation	(295,000)	(1,419,970)
Changes in assets and liabilities:
Losses and loss expenses	30,617,211	70,958,418
Unearned premiums	29,470,779	32,420,723
Premiums receivable	(19,555,531)	(8,814,392)
Deferred acquisition costs	(3,659,349)	(4,319,511)
Deferred income taxes	272,997	27,263
Reinsurance receivable	(14,260,221)	(13,302,328)
Prepaid reinsurance premiums	(8,589,599)	(8,693,950)
Accrued investment income	(737,007)	(232,947)
Due to affiliate	(4,864,419)	(3,826,317)
Reinsurance balances payable	(1,336,217)	2,273,786
Current income taxes	2,072,938	(8,686,822)
Accrued expenses	(261,869)	(3,913,386)
Other, net	1,154,221	135,249

Net adjustments	(6,620,919)	55,100,217

Net cash provided by operating activities	21,190,699	36,132,284

Cash Flows from Investing Activities:
Purchases of fixed maturities, held to maturity	(38,094,242)	(26,231,784)
Purchases of fixed maturities, available for sale	(88,098,117)	(49,700,116)
Purchases of equity securities, available for sale	(12,356,474)	(4,344,974)
Maturity of fixed maturities:
Held to maturity	6,656,093	7,143,696
Available for sale	41,569,635	56,797,178
Sales of fixed maturities, available for sale	20,548,077	208,817
Sales of equity securities, available for sale	37,071,301	1,819,212
Net purchases of property and equipment	(129,877)	(107,440)
Sale of investment in Donegal Financial Services Corporation	19,863,949	—
Dividends received from Donegal Financial Services Corporation	14,058,824	—
Net purchases of short-term investments	(7,704,029)	(736,775)

Net cash used in investing activities	(6,614,860)	(15,152,186)

Cash Flows from Financing Activities:
Cash dividends paid	(7,985,652)	(7,780,426)
Issuance of common stock	1,760,919	1,618,991
Borrowings under line of credit	—	1,000,000
Payments on lines of credit	(25,000,000)	—

Net cash used in financing activities	(31,224,733)	(5,161,435)

Net (decrease) increase in cash	(16,648,894)	15,818,663
Cash at beginning of period	52,594,461	37,833,435

Cash at end of period	$35,945,567	$53,652,098

Cash paid during period—Interest	$321,585	$557,521
Net cash paid during period—Taxes	$2,200,000	$—

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

At June 30, 2019, we had three segments: our investment function, our personal lines of insurance and our commercial lines of insurance. The personal lines products of our insurance subsidiaries consist primarily of homeowners and private passenger automobile policies. The commercial lines products of our insurance subsidiaries consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies.

At June 30, 2019, Donegal Mutual held approximately 43% of our outstanding Class A common stock and approximately 84% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 72% of the total voting power of our common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to a pooling agreement and other intercompany agreements and transactions. While each company maintains its separate corporate existence, Donegal Mutual and our insurance subsidiaries conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

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

In July 2018, we consolidated the branch office operations of Peninsula into our home office operations to achieve economies of scale and enhance service levels for policyholders of Peninsula. We recorded a restructuring charge for employee termination costs associated with the Peninsula consolidation of approximately $1.9 million and paid approximately $1.5 million of these costs in 2018. We paid approximately $130,000 of these costs in the first six months of 2019 and had an accrual of approximately $260,000 remaining at June 30, 2019. We entered into a definitive purchase agreement for the sale of Peninsula’s branch office in 2018. The sale was completed in January 2019, and we received net proceeds of $1.2 million. We recorded an impairment charge of $1.1 million in other expenses in 2018 related to this real estate transaction and included the $1.2 million fair value of the real estate we held for sale in other assets at December 31, 2018.

We and Donegal Mutual sold DFSC to Northwest Bancshares, Inc. (“Northwest”) on March 8, 2019, resulting in proceeds valued at approximately $85.8 million in a combination of cash and Northwest common stock. Immediately prior to the closing of the merger, DFSC paid a dividend of approximately $29.2 million to us and Donegal Mutual. As the owner of 48.2% of DFSC’s common stock, we received a dividend payment from DFSC of approximately $14.1 million and consideration from

Northwest that included a combination of cash in the amount of $20.5 million and Northwest common stock with a fair value at the closing date of $20.9 million. We recorded a gain of $12.7 million from the sale of DFSC in our results of operations for the first quarter of 2019. We sold the Northwest common stock that we received as part of the consideration during the first quarter of 2019. This transaction represented the culmination of a banking strategy that began with the formation of DFSC in 2000.

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the Securities and Exchange Commission (“SEC”) and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the six months ended June 30, 2019 or 2018. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through June 30, 2019.

2 - Basis of Presentation

Our financial information for the interim periods included in this Form 10-Q Report is unaudited; however, our financial information we include in this Form 10-Q Report reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of our management, are necessary for a fair presentation of our financial position, results of operations and cash flows for those interim periods. Our results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results of operations we expect for the year ending December 31, 2019.

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

	Three Months Ended June 30,
	2019		2018
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic earnings (loss) per share:
Numerator:
Allocation of net income (loss)	$3,941	$848	$(625)	$(165)

Denominator:
Weighted-average shares outstanding	22,933	5,577	22,686	5,577

Basic earnings (loss) per share	$0.17	$0.15	$(0.03)	$(0.03)

Diluted earnings (loss) per share:
Numerator:
Allocation of net income (loss)	$3,941	$848	$(625)	$(165)

Denominator:
Number of shares used in basic computation	22,933	5,577	22,686	5,577
Weighted-average shares effect of dilutive securities:
Director and employee stock options	200	—	—	—

Number of shares used in diluted computation	23,133	5,577	22,686	5,577

Diluted earnings (loss) per share	$0.17	$0.15	$(0.03)	$(0.03)

	Six Months Ended June 30,
	2019		2018
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic earnings (loss) per share:
Numerator:
Allocation of net income (loss)	$22,790	$5,022	$(15,476)	$(3,492)

Denominator:
Weighted-average shares outstanding	22,892	5,577	22,651	5,577

Basic earnings (loss) per share	$1.00	$0.90	$(0.68)	$(0.63)

Diluted earnings (loss) per share:
Numerator:
Allocation of net income (loss)	$22,790	$5,022	$(15,476)	$(3,492)

Denominator:
Number of shares used in basic computation	22,892	5,577	22,651	5,577
Weighted-average shares effect of dilutive securities:
Director and employee stock options	135	—	—	—

Number of shares used in diluted computation	23,027	5,577	22,651	5,577

Diluted earnings (loss) per share	$0.99	$0.90	$(0.68)	$(0.63)

We did not include outstanding options to purchase 5,531,561 shares and 5,417,725 shares of Class A common stock in our computation of diluted earnings per share for the three months and six months ended June 30, 2019 because the exercise price of the options exceeded the average market price of our Class A common stock during the period.

We did not include any effect of dilutive securities in the computation of diluted earnings per share for the three and six months ended June 30, 2018 because we sustained a net loss for these periods.

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

In addition to the pooling agreement and third-party reinsurance, our insurance subsidiaries have a catastrophe reinsurance agreement with Donegal Mutual, under which each of our insurance subsidiaries recovers 100% of an accumulation of multiple losses resulting from a single event, including natural disasters, over a set retention of $2.0 million up to aggregate losses of $8.0 million per occurrence. The agreement also provides additional coverage for an accumulation of losses from a single event including a combination of our insurance subsidiaries over a combined retention of $5.0 million.

5 - Investments

The amortized cost and estimated fair values of our fixed maturities at June 30, 2019 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$87,839	$1,725	$66	$89,498
Obligations of states and political subdivisions	171,174	13,282	15	184,441
Corporate securities	139,037	5,513	438	144,112
Mortgage-backed securities	36,408	547	39	36,916

Totals	$434,458	$21,067	$558	$454,967

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$32,829	$85	$45	$32,869
Obligations of states and political subdivisions	60,059	1,856	8	61,907
Corporate securities	150,056	2,998	244	152,810
Mortgage-backed securities	321,051	2,338	1,225	322,164

Totals	$563,995	$7,277	$1,522	$569,750

At June 30, 2019, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $162.9 million and an amortized cost of $153.7 million. Our holdings at June 30, 2019 also included special revenue bonds with an aggregate fair value of $83.4 million and an amortized cost of $77.5 million. With respect to both categories of those bonds at June 30, 2019, we held no securities of any issuer that comprised more than 10% of our holdings of either bond category. Education bonds and water and sewer utility bonds represented 46% and 32%, respectively, of our total investments in special revenue bonds based on the carrying values of these investments at June 30, 2019. Many of the issuers of the special revenue bonds we held at June 30, 2019 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held at June 30, 2019 are similar to general obligation bonds.

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

We made reclassifications from available for sale to held to maturity of certain fixed maturities at fair value on November 30, 2013. We segregated within accumulated other comprehensive loss the net unrealized losses of $15.1 million arising prior to the November 30, 2013 reclassifications. We are amortizing this balance over the remaining life of the related securities as an adjustment to yield in a manner consistent with the accretion of discount on the same fixed maturities. We recorded amortization of $568,486 and $575,107 in other comprehensive income (loss) during the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019 and December 31, 2018, net unrealized losses of $8.1 million and $8.6 million, respectively, remained within accumulated other comprehensive loss.

We show below the amortized cost and estimated fair value of our fixed maturities at June 30, 2019 by contractual maturity. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity
Due in one year or less	$23,975	$24,103
Due after one year through five years	72,869	75,460
Due after five years through ten years	166,809	174,481
Due after ten years	134,397	144,007
Mortgage-backed securities	36,408	36,916

Total held to maturity	$434,458	$454,967

Available for sale
Due in one year or less	$30,622	$30,840
Due after one year through five years	91,216	93,077
Due after five years through ten years	106,807	108,931
Due after ten years	14,299	14,738
Mortgage-backed securities	321,051	322,164

Total available for sale	$563,995	$569,750

The cost and estimated fair values of our equity securities at June 30, 2019 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value
	(in thousands)
Equity securities	$37,483	$9,646	$362	$46,767

The cost and estimated fair values of our equity securities at December 31, 2018 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value
	(in thousands)
Equity securities	$40,943	$4,818	$2,094	$43,667

Gross investment gains and losses before applicable income taxes for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Gross investment gains:
Fixed maturities	$14	$12	$372	$12
Equity securities	1,586	2,125	7,572	3,270
Investment in affiliate	—	—	12,662	—

	1,600	2,137	20,606	3,282

Gross investment losses:
Fixed maturities	2	1	320	45
Equity securities	32	619	623	2,638

	34	620	943	2,683

Net investment gains	$1,566	$1,517	$19,663	$599

We recognized $6.2 million of gains and $39,898 of losses on equity securities we held at June 30, 2019 in net investment gains for the six months ended June 30, 2019. We recognized $2.1 million of gains and $2.6 million of losses on equity securities held at June 30, 2018 in net investment gains for the six months ended June 30, 2018.

We held fixed maturities with unrealized losses representing declines that we considered temporary at June 30, 2019 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$—	$—	$25,618	$111
Obligations of states and political subdivisions	3,740	15	4,864	8
Corporate securities	6,538	58	40,055	624
Mortgage-backed securities	3,693	5	130,148	1,259

Totals	$13,971	$78	$200,685	$2,002

We held fixed maturities with unrealized losses representing declines that we considered temporary at December 31, 2018 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$26,342	$166	$54,900	$1,924
Obligations of states and political subdivisions	28,322	477	21,560	534
Corporate securities	149,270	4,483	59,397	2,968
Mortgage-backed securities	82,594	913	181,379	5,862

Totals	$286,528	$6,039	$317,236	$11,288

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we measure investments at fair value, and we recognize changes in fair value in our results of operations. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize the impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred with respect to that security. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, issuer or geographic events that have negatively impacted the value of a security and rating agency downgrades. We held 163 debt securities that were in an unrealized loss position at June 30, 2019. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary.

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

Financial data by segment for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30,
	2019	2018
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$94,788	$84,552
Personal lines	93,975	101,162

Premiums earned	188,763	185,714
Net investment income	7,290	6,342
Investment gains	1,566	1,517
Equity in earnings of DFSC	—	788
Other	1,170	1,429

Total revenues	$198,789	$195,790

Income (loss) before income tax expense (benefit):
Underwriting income (loss):
Commercial lines	$4,113	$150
Personal lines	(9,238)	(12,881)

SAP underwriting loss	(5,125)	(12,731)
GAAP adjustments	1,278	2,406

GAAP underwriting loss	(3,847)	(10,325)
Net investment income	7,290	6,342
Investment gains	1,566	1,517
Equity in earnings of DFSC	—	788
Other	529	345

Income (loss) before income tax expense (benefit)	$5,538	$(1,333)

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$186,269	$166,778
Personal lines	190,568	200,701

Premiums earned	376,837	367,479
Net investment income	14,338	12,721
Investment gains	19,663	599
Equity in earnings of DFSC	295	1,420
Other	2,370	2,899

Total revenues	$413,503	$385,118

Income (loss) before income tax expense (benefit):
Underwriting income (loss):
Commercial lines	$2,425	$(20,060)
Personal lines	(6,765)	(30,148)

SAP underwriting loss	(4,340)	(50,208)
GAAP adjustments	1,829	4,775

GAAP underwriting loss	(2,511)	(45,433)
Net investment income	14,338	12,721
Investment gains	19,663	599
Equity in earnings of DFSC	295	1,420
Other	598	825

Income (loss) before income tax expense (benefit)	$32,383	$(29,868)

7 - Borrowings

Lines of Credit

In March 2019, we terminated our previous credit agreement with Manufacturers and Traders Trust Company (“M&T”) and entered into a new credit agreement with M&T. The new credit agreement relates to a $30.0 million unsecured revolving line of credit. The line of credit expires in July 2020. At June 30, 2019, we had no outstanding borrowings from M&T and had the ability to borrow up to $30.0 million at interest rates equal to M&T’s current prime rate or the then-current LIBOR rate plus 2.25%. We pay a fee of 0.15% per annum on the loan commitment amount regardless of usage. The credit agreement requires our compliance with certain covenants. These covenants include minimum levels of our net worth, leverage ratio, statutory surplus and the A.M. Best ratings of our insurance subsidiaries. In addition, Atlantic States has guaranteed our payment obligations under the new credit agreement. We complied with all requirements of the credit agreement during the six months ended June 30, 2019.

Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. Atlantic States had $35.0 million in outstanding advances at June 30, 2019. The interest rate on the advances was 2.76% at June 30, 2019. The table below presents the amount of FHLB of Pittsburgh stock Atlantic States purchased, collateral pledged and assets related to Atlantic States’ membership in the FHLB of Pittsburgh at June 30, 2019.

FHLB of Pittsburgh stock purchased and owned	$1,639,200
Collateral pledged, at par (carrying value $38,680,757)	38,891,639
Borrowing capacity currently available	2,497,850

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

We charged compensation expense related to our stock compensation plans against income before income taxes of $423,623 and $521,689 for the three months ended June 30, 2019 and 2018, respectively, with a corresponding income tax benefit of $88,961 and $109,555, respectively. We charged compensation expense related to our stock compensation plans against income before income taxes of $866,276 and $1.0 million for the six months ended June 30, 2019 and 2018, respectively, with a corresponding income tax benefit of $181,918 and $218,897, respectively. At June 30, 2019, we had $1.5 million of unrecognized compensation expense related to nonvested share-based compensation granted under our stock compensation plans that we expect to recognize over a weighted average period of approximately 1.7 years.

We received cash from option exercises under all stock compensation plans during the three months ended June 30, 2019 of $795,182. We realized actual tax benefits for the tax deductions related to those option exercises of $15,962. We did not receive any cash from option exercises under all stock compensation plans during the three months ended June 30, 2018. We received cash from option exercises under all stock compensation plans during the six months ended June 30, 2019 and 2018 of $795,182 and $478,650, respectively. We realized actual tax benefits for the tax deductions related to those option exercises of $15,962 and $18,803 for the six months ended June 30, 2019 and 2018, respectively.

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

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. These pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to verify that the estimates we obtain from the pricing services are representative of fair values based upon our investment personnel’s general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel regularly monitor the market, current trading ranges for similar securities and the pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, interest rates, security types and recent trading activity. Our investment personnel periodically review documentation with respect to the pricing services’ pricing methodology that they obtain to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At June 30, 2019, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at June 30, 2019, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

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

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at June 30, 2019:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$32,869	$—	$32,869	$—
Obligations of states and political subdivisions	61,907	—	61,907	—
Corporate securities	152,810	—	152,810	—
Mortgage-backed securities	322,164	—	322,164	—
Equity securities	46,767	44,414	2,353	—

Total investments in the fair value hierarchy	$616,517	$44,414	$572,103	$—

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

10 - Income Taxes

At June 30, 2019 and December 31, 2018, respectively, we had no material unrecognized tax benefits or accrued interest and penalties. Tax years 2015 through 2018 remained open for examination at June 30, 2019. We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of our tax assets. We established a valuation allowance of $264,467 related to a portion of the net operating loss carryforward of Le Mars at January 1, 2004 and a valuation allowance of $8.1 million for our net state operating loss carryforward. We have determined that we are not required to establish a valuation allowance for our other deferred tax assets of $25.5 million and $32.4 million at June 30, 2019 and December 31, 2018, respectively, because it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income and the implementation of tax planning strategies.

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

We summarize activity in our insurance subsidiaries’ liability for losses and loss expenses as follows:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Balance at January 1	$814,665	$676,672
Less reinsurance recoverable	(339,267)	(293,271)

Net balance at January 1	475,398	383,401

Incurred related to:
Current year	261,517	266,093
Prior years	(6,899)	26,244

Total incurred	254,618	292,337

Paid related to:
Current year	118,045	127,392
Prior years	120,605	108,521

Total paid	238,650	235,913

Net balance at end of period	491,366	439,825
Plus reinsurance recoverable	353,916	307,805

Balance at end of period	$845,282	$747,630

Our insurance subsidiaries recognized a (decrease) increase in their liability for losses and loss expenses of prior years of ($6.9 million) and $26.2 million for the six months ended June 30, 2019 and 2018, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy or claims management personnel, and they have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those years. The 2019 development represented 1.5% of the December 31, 2018 net carried reserves and resulted primarily from lower-than-expected severity in the workers’ compensation line of business. The majority of the 2019 development related to decreases in the liability for losses and loss expenses of prior years for Michigan. During the first quarter of 2018, our insurance subsidiaries received new information on previously-reported commercial automobile and personal automobile claims that led our insurance subsidiaries to conclude that their prior actuarial assumptions did not fully anticipate recent changes in severity and reporting trends. Our insurance subsidiaries have encountered increasing difficulties in projecting the ultimate severity of automobile losses over recent accident years, which our insurance subsidiaries attribute to worsening litigation trends and an increased delay in the reporting to our insurance subsidiaries of information with respect to the severity of claims. As a result, our insurance subsidiaries’ actuaries increased their projections of the ultimate cost of our insurance subsidiaries’ prior-year personal automobile and commercial automobile losses, and our insurance subsidiaries added $7.4 million to their reserves for personal automobile and $18.8 million to their reserves for commercial automobile for accident years prior to 2018. The 2018 development represented 6.8% of the December 31, 2017 net carried reserves and resulted primarily from higher-than-expected severity in the personal automobile and commercial automobile lines of business, offset by lower-than-expected severity in the workers’ compensation line of business, in accident years prior to 2018. The majority of the 2018 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States, Southern and Peninsula.

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

Our insurance subsidiaries determine incurred but not reported (“IBNR”) reserves by subtracting the cumulative loss and loss expense amounts our insurance subsidiaries have paid and the case reserves our insurance subsidiaries have established at the balance sheet date from their actuaries’ estimate of the ultimate cost of losses and loss expenses. Accordingly, the IBNR reserves of our insurance subsidiaries include their actuaries’ projections of the cost of unreported claims as well as their actuaries’ projected development of case reserves on known claims and reopened claims. Our insurance subsidiaries’ methodology for estimating IBNR reserves has been in place for many years, and their actuaries made no significant changes to that methodology during the six months ended June 30, 2019.

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

Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced an increase in claims severity and a lengthening of the claim settlement periods on bodily injury claims during the past several years. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on bodily injury claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at June 30, 2019. For every 1% change in our insurance subsidiaries’ loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $4.9 million.

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

Our insurance subsidiaries’ unpaid liability for losses and loss expenses by major line of business at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Commercial lines:
Automobile	$115,633	$106,734
Workers’ compensation	111,043	109,512
Commercial multi-peril	91,968	85,937
Other	8,579	5,207

Total commercial lines	327,223	307,390

Personal lines:
Automobile	139,584	144,788
Homeowners	19,951	18,374
Other	4,608	4,846

Total personal lines	164,143	168,008

Total commercial and personal lines	491,366	475,398
Plus reinsurance recoverable	353,916	339,267

Total liability for unpaid losses and loss expenses	$845,282	$814,665

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

Percentage Change in Loss and Loss Expense Reserves Net of Reinsurance	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at June 30, 2019	Percentage Change in Stockholders’ Equity at June 30, 2019(1)	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2018	Percentage Change in Stockholders’ Equity at December 31, 2018(1)
(dollars in thousands)
(10.0)%	$442,229	8.9%	$427,858	9.4%
(7.5)	454,514	6.6	439,743	7.1
(5.0)	466,798	4.4	451,628	4.7
(2.5)	479,082	2.2	463,513	2.4
Base	491,366	—	475,398	—
2.5	503,650	(2.2)	487,283	(2.4)
5.0	515,934	(4.4)	499,168	(4.7)
7.5	528,218	(6.6)	511,053	(7.1)
10.0	540,503	(8.9)	522,938	(9.4)

(1)	Net of income tax effect.

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

The following table provides a reconciliation of our net premiums earned to our net premiums written for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net premiums earned	$188,763	$185,714	$376,837	$367,479
Change in net unearned premiums	9,040	10,235	20,881	23,726

Net premiums written	$197,803	$195,949	$397,718	$391,205

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

Combined Ratios

The following table presents comparative details with respect to our GAAP and statutory combined ratios for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
GAAP Combined Ratios (Total Lines)
Loss ratio (non-weather)	60.7%	63.6%	60.5%	71.1%
Loss ratio (weather-related)	9.0	9.5	7.1	8.5
Expense ratio	31.3	31.8	32.0	32.1
Dividend ratio	1.0	0.7	1.1	0.7

Combined ratio	102.0%	105.6%	100.7%	112.4%

Statutory Combined Ratios
Commercial lines:
Automobile	112.7%	116.0%	114.5%	143.5%
Workers’ compensation	71.7	92.9	80.2	88.1
Commercial multi-peril	93.2	91.2	92.1	103.8
Other	95.1	67.1	80.9	54.5
Total commercial lines	92.9	97.3	94.6	108.0
Personal lines:
Automobile	107.2	109.7	104.2	113.8
Homeowners	113.6	113.9	104.4	112.8
Other	89.2	104.9	79.9	119.5
Total personal lines	108.5	111.0	103.1	113.6
Total commercial and personal lines	100.7	104.5	98.9	111.0

Results of Operations—Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the second quarter of 2019 were $188.8 million, an increase of $3.1 million, or 1.6%, compared to $185.7 million for the second quarter of 2018, reflecting increases in net premiums written during 2019 and 2018.

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the three months ended June 30, 2019 were $197.8 million, an increase of $1.9 million, or 0.9%, from the $195.9 million of net premiums written for the second quarter of 2018. We attribute the increase primarily to the impact of premium rate increases and an increase in the writing of new accounts in commercial lines of business. Commercial lines net premiums written increased $12.3 million, or 13.5%, for the second quarter of 2019 compared to the second quarter of 2018. We attribute the increase in commercial lines primarily to premium rate increases throughout 2018 and 2019, increased writings of new commercial accounts and lower reinsurance premiums. Personal lines net premiums written decreased $10.4 million, or 10.0%, for the second quarter of 2019 compared to the second quarter of 2018. We attribute the decrease in personal lines primarily to net attrition as a result of underwriting measures our insurance subsidiaries have implemented to slow new policy growth and to increase pricing on renewal policies, as well as the previously announced non-renewal of unprofitable personal lines business in seven states that began in February 2019, partially offset by premium rate increases our insurance subsidiaries have implemented over the past five quarters and lower reinsurance premiums.

Investment Income. Our net investment income increased to $7.3 million for the second quarter of 2019, compared to $6.3 million for the second quarter of 2018. We attribute the increase primarily to an increase in average invested assets.

Net Investment Gains. Net investment gains for the second quarter of 2019 were $1.6 million, compared to $1.5 million for the second quarter of 2018. The net investment gains for the second quarter of 2019 and 2018 resulted primarily from unrealized gains within our equity securities portfolio. We did not recognize any impairment losses in our investment portfolio during the second quarter of 2019 or 2018.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, for the second quarter of 2019 was 69.7%, a decrease from our insurance subsidiaries’ loss ratio of 73.1% for the second quarter of 2018. Weather-related losses of $17.0 million for the second quarter of 2019, or 9.0 percentage points of the loss ratio, decreased slightly from $17.7 million for the second quarter of 2018, or 9.5 percentage points of the loss ratio. On a statutory basis, our insurance subsidiaries’ commercial lines loss ratio was 60.6% for the second quarter of 2019, compared to 65.6% for the second quarter of 2018, primarily due to decreases in the commercial automobile and workers’ compensation loss ratios. The personal lines statutory loss ratio of our insurance subsidiaries decreased to 78.4% for the second quarter of 2019, compared to 80.2% for the second quarter of 2018. We attribute this decrease primarily to a decrease in the personal automobile loss ratio. Our insurance subsidiaries experienced favorable loss reserve development of approximately $2.9 million and $500,000 during the second quarters of 2019 and 2018, respectively.

Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 31.3% for the second quarter of 2019, compared to 31.8% for the second quarter of 2018. We attribute the decrease to savings associated with the consolidation of certain operations of Peninsula in July 2018, partially offset by higher underwriting-based incentives for the second quarter of 2019 compared to the second quarter of 2018.

Policyholder Dividends. Our insurance subsidiaries pay policyholder dividends primarily on workers’ compensation policies on a sliding scale based on the profitability of a given policy. We attribute the increase in dividends incurred for the second quarter of 2019 compared to the second quarter of 2018 to growth and profitability of the workers’ compensation line of business over the respective periods to which the dividends applied. We also partially attribute the increase to growth in workers’ compensation writings in Wisconsin, a state in which our insurance subsidiaries and their competitors pay a higher rate of dividends compared to other states and where such dividends are not dependent on the profitability of a given policy.

Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were 102.0% and 105.6% for the second quarters ended June 30, 2019 and 2018, respectively. We attribute the decrease in the combined ratio to a decrease in the loss ratio for the second quarter of 2019 compared to the second quarter of 2018.

Interest Expense. Our interest expense for the second quarter of 2019 was $303,423, compared to $566,284 for the second quarter of 2018. We attribute the decrease to lower average borrowings under our lines of credit during the second quarter of 2019 compared to the second quarter of 2018.

Income Taxes. We recorded income tax expense of $749,077 for the second quarter of 2019, representing an effective tax rate of 13.5%. We recorded an income tax benefit of $543,191 for the second quarter of 2018 based upon an estimated carryback of our taxable loss in 2018 to prior tax years. The income tax expense and effective tax rate for the second quarter of 2019 represented an estimate based on our projected annual taxable income.

Net Income (Loss) and Income (Loss) Per Share. Our net income for the second quarter of 2019 was $4.8 million, or $.17 per share of Class A common stock on a diluted basis and $.15 per share of Class B common stock, compared to a net loss of $789,855, or $.03 per share of Class A common stock and $.03 per share of Class B common stock, for the second quarter of 2018. We had 23.0 million and 22.7 million Class A shares outstanding at June 30, 2019 and 2018, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.

Results of Operations—Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the first half of 2019 were $376.8 million, an increase of $9.3 million, or 2.5%, compared to $367.5 million for the first half of 2018, reflecting increases in net premiums written during 2019 and 2018.

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the first half of 2019 were $397.7 million, an increase of $6.5 million, or 1.7%, from the $391.2 million of net premiums written for the first half of 2018. We attribute the increase primarily to the impact of premium rate increases and an increase in the writing of new accounts in commercial lines of business. Commercial lines net premiums written increased $25.1 million, or 13.1%, for the first half of 2019 compared to the first half of 2018. We attribute the increase in commercial lines primarily to premium rate increases throughout 2018 and 2019, increased writings of new commercial accounts and lower reinsurance premiums. Personal lines net premiums written decreased $18.6 million, or 9.3%, for the first half of 2019 compared to the first half of 2018. We attribute the decrease in personal lines primarily to net attrition as a result of underwriting measures our insurance subsidiaries have implemented to slow new policy growth and to increase pricing on renewal policies, as well as the previously announced non-renewal of unprofitable personal lines business in seven states that began in February 2019, partially offset by premium rate increases our insurance subsidiaries have implemented over the past five quarters and lower reinsurance premiums.

Investment Income. Our net investment income increased to $14.3 million for the first half of 2019, compared to $12.7 million for the first half of 2018. We attribute the increase primarily to an increase in average invested assets.

Net Investment Gains. Net investment gains for the first half of 2019 were $19.7 million, compared to $598,971 for the first half of 2018. The net investment gains for the first half of 2019 included $12.7 million from the sale of DFSC and $6.1 million related to unrealized gains within our equity securities portfolio. The net investment gains for the first half of 2018 resulted primarily from unrealized gains within our equity securities portfolio. We did not recognize any impairment losses in our investment portfolio during the first half of 2019 or 2018.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, for the first half of 2019 was 67.6%, a decrease from our insurance subsidiaries’ loss ratio of 79.6% for the first half of 2018. Weather-related losses of $26.7 million for the first half of 2019, or 7.1 percentage points of the loss ratio, decreased from $31.4 million for the first half of 2018, or 8.5 percentage points of the loss ratio. On a statutory basis, our insurance subsidiaries’ commercial lines loss ratio was 62.1% for the first half of 2019, compared to 77.0% for the first half of 2018, primarily due to decreases in the commercial automobile and commercial multiple-peril loss ratios. The personal lines statutory loss ratio of our insurance subsidiaries decreased to 72.3% for the first half of 2019, compared to 82.3% for the first half of 2018. We attribute this decrease primarily to decreases in the personal automobile and homeowners loss ratios. Our insurance subsidiaries experienced favorable loss reserve development of approximately $6.9 million during the first half of 2019. Our insurance subsidiaries experienced adverse loss reserve development of approximately $26.2 million during the first half of 2018.

Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 32.0% for the first half of 2019, comparable to 32.1% for the first half of 2018.

Policyholder Dividends. Our insurance subsidiaries pay policyholder dividends primarily on workers’ compensation policies on a sliding scale based on the profitability of a given policy. We attribute the increase in dividends incurred for the first half of 2019 compared to the first half of 2018 to growth and profitability of the workers’ compensation line of business over the respective periods to which the dividends applied. We also partially attribute the increase to growth in workers’ compensation writings in Wisconsin, a state in which our insurance subsidiaries and their competitors pay a higher rate of dividends compared to other states and where such dividends are not dependent on the profitability of a given policy.

Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were 100.7% and 112.4% for the first half of 2019 and 2018, respectively. We attribute the decrease in the combined ratio to a decrease in the loss ratio for the first half of 2019 compared to the first half of 2018.

Interest Expense. Our interest expense for the first half of 2019 was $868,715, compared to $1.0 million for the first half of 2018. We attribute the decrease to lower average borrowings under our lines of credit during the first half of 2019 compared to the first half of 2018.

Income Taxes. We recorded income tax expense of $4.6 million for the first half of 2019, representing an effective tax rate of 14.1%. We recorded an income tax benefit of $10.9 million for the first half of 2018 based upon an estimated carryback of our taxable loss in 2018 to prior tax years. The income tax expense and effective tax rate for the first half of 2019 represented an estimate based on our projected annual taxable income. The estimate for the first half of 2019 included income tax expense associated with the gain we realized on the sale of DFSC, which was partially offset by an accounting tax benefit with respect to a tax deduction that applies to a portion of the dividend we received from DFSC prior to the closing of the sale.

Net Income (Loss) and Income (Loss) Per Share. Our net income for the first half of 2019 was $27.8 million, or $.99 per share of Class A common stock on a diluted basis and $.90 per share of Class B common stock, compared to a net loss of $19.0 million, or $.68 per share of Class A common stock and $.63 per share of Class B common stock, for the first half of 2018. We had 23.0 million and 22.7 million Class A shares outstanding at June 30, 2019 and 2018, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as such obligations and needs arise. Our major sources of funds from operations are the net cash flows we generate from our insurance subsidiaries’ underwriting results, investment income and investment maturities.

Our operations have historically generated sufficient net positive cash flow to fund our commitments and add to our investment portfolio, thereby increasing future investment returns and enhancing our liquidity. The impact of the pooling agreement between Donegal Mutual and Atlantic States has historically been cash-flow positive because of the consistent underwriting profitability of the pool. Donegal Mutual and Atlantic States settle their respective obligations to each other under the pool monthly, thereby resulting in cash flows substantially similar to the cash flows that would result from each company writing the business directly. We have not experienced any unusual variations in the timing of claim payments associated with the loss reserves of our insurance subsidiaries. We maintain significant liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective, thereby providing an additional measure of liquidity to meet our obligations should an unexpected variation occur in the future. Our operating activities provided net cash flows in the first six months of 2019 and 2018 of $21.2 million and $36.1 million, respectively.

At June 30, 2019, we had no outstanding borrowings under our line of credit with M&T and had the ability to borrow up to $30.0 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus 2.25%. At June 30, 2019, Atlantic States had $35.0 million in outstanding advances with the FHLB of Pittsburgh. The interest rate on these advances was 2.76% at June 30, 2019.

The following table shows our expected payments for significant contractual obligations at June 30, 2019:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Net liability for unpaid losses and loss expenses of our insurance subsidiaries	$491,366	$225,770	$232,324	$17,259	$16,013
Subordinated debentures	5,000	—	—	—	5,000
Borrowings under lines of credit	35,000	35,000	—	—	—

Total contractual obligations	$531,366	$260,770	$232,324	$17,259	$21,013

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

We discuss in Note 7 – Borrowings our estimate of the timing of the amounts payable for the borrowings under our lines of credit based on their contractual maturities. The borrowings under our lines of credit carry interest rates that vary as we discuss in Note 7 – Borrowings. We complied with all requirements of the credit agreement during the six months ended June 30, 2019. Based upon the interest rates in effect at June 30, 2019, our annual interest cost associated with the borrowings under our lines of credit is approximately $1.0 million. For every 1% change in the interest rate associated with the borrowings under our lines of credit, the effect on our annual interest cost would be approximately $350,000.

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

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the SEC and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the six months ended June 30, 2019 or 2018. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through June 30, 2019.

On July 18, 2019, our board of directors declared quarterly cash dividends of 14.5 cents per share of our Class A common stock and 12.75 cents per share of our Class B common stock, payable on August 15, 2019 to our stockholders of record as of the close of business on August 1, 2019. We are not subject to any restrictions on our payment of dividends to our stockholders, although there are state law restrictions on the payment of dividends by our insurance subsidiaries to us. Dividends from our insurance subsidiaries are our principal source of cash for payment of dividends to our stockholders. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk based capital (“RBC”) requirements that limit their ability to pay dividends to us. Our insurance subsidiaries’ statutory capital and surplus at December 31, 2018 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin. Our insurance subsidiaries paid $4.0 million in dividends to us during the first half of 2019. Amounts remaining available for distribution to us as dividends from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities in 2019 are $15.4 million from Atlantic States, $4.5 million from Southern, $2.0 million from Le Mars, $1.7 million from Peninsula, $1.7 million from Sheboygan and $5.6 million from MICO, or a total of approximately $30.9 million.

At June 30, 2019, we had no material commitments for capital expenditures.

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

There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2018 through June 30, 2019.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at June 30, 2019, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information we are required to disclose in the reports that we file or submit under the Exchange Act, and our disclosure controls and procedures were also effective to ensure that information we disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Our business, results of operations and financial condition, and, therefore, the value of our Class A common stock and our Class B common stock, are subject to a number of risks. For a description of certain risks, we refer to “Risk Factors” in our 2018 Annual Report on Form 10-K that we filed with the SEC on March 14, 2019. There have been no material changes in the risk factors we disclosed in that Form 10-K Report during the six months ended June 30, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

Exhibit 3.1	Certificate of Incorporation of Donegal Group Inc., as amended

Exhibit 10.1	Donegal Group Inc. 2019 Equity Incentive Plan for Employees

Exhibit 10.2	Donegal Group Inc. 2019 Equity Incentive Plan for Directors

Exhibit 10.3	Donegal Group Inc. 2011 Employee Stock Purchase Plan, as amended

Exhibit 31.1	Certification of Chief Executive Officer

Exhibit 31.2	Certification of Chief Financial Officer

Exhibit 32.1	Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Title 18 of the United States Code

Exhibit 32.2	Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Title 18 of the United States Code

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONEGAL GROUP INC.

August 8, 2019	By:	/s/ Kevin G. Burke
Kevin G. Burke, President and Chief Executive Officer

August 8, 2019	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Executive Vice President and Chief Financial Officer