Form 10-Q
period 2019-09-30
DONEGAL GROUP INC
filed 2019-11-08
CIK 800457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,106,528 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on October 31, 2019.

DONEGAL GROUP INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Donegal Group Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost	$458,888,742	$402,798,518
Available for sale, at fair value	559,101,387	526,558,304
Equity securities, at fair value	52,098,509	43,667,009
Investment in affiliate	—	41,025,975
Short-term investments, at cost, which approximates fair value	8,626,324	16,748,760

Total investments	1,078,714,962	1,030,798,566
Cash	55,268,760	52,594,461
Accrued investment income	7,285,349	6,561,199
Premiums receivable	173,749,759	156,702,250
Reinsurance receivable	362,366,588	343,369,065
Deferred policy acquisition costs	63,685,811	60,615,127
Deferred tax asset, net	8,965,877	13,069,755
Prepaid reinsurance premiums	141,958,161	135,379,777
Property and equipment, net	4,622,446	4,690,704
Accounts receivable - securities	48,428	261,829
Federal income taxes receivable	15,766,182	19,032,604
Goodwill	5,625,354	5,625,354
Other intangible assets	958,010	958,010
Other	2,069,524	2,419,566

Total assets	$1,921,085,211	$1,832,078,267

Liabilities and Stockholders’ Equity
Liabilities
Unpaid losses and loss expenses	$864,534,338	$814,665,224
Unearned premiums	528,037,212	506,528,606
Accrued expenses	26,964,878	25,442,146
Reinsurance balances payable	2,032,722	3,882,193
Borrowings under lines of credit	35,000,000	60,000,000
Cash dividends declared to stockholders	—	3,948,484
Subordinated debentures	5,000,000	5,000,000
Accounts payable - securities	1,956,151	1,003,810
Due to affiliate	7,015,832	10,874,540
Other	7,992,473	1,863,363

Total liabilities	1,478,533,606	1,433,208,366

Stockholders’ Equity
Preferred stock, $.01 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 50,000,000 shares, issued 26,052,220 and 25,819,341 shares and outstanding 23,049,632 and 22,816,753 shares	260,523	258,194
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	265,680,180	261,258,423
Accumulated other comprehensive income (loss)	418,394	(14,228,059)
Retained earnings	217,362,373	192,751,208
Treasury stock, at cost	(41,226,357)	(41,226,357)

Total stockholders’ equity	442,551,605	398,869,901

Total liabilities and stockholders’ equity	$1,921,085,211	$1,832,078,267

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,
	2019	2018
Revenues:
Net premiums earned	$189,821,058	$187,661,705
Investment income, net of investment expenses	7,389,749	6,620,491
Net investment (losses) gains (includes $102,311 and ($20,512) accumulated other comprehensive income reclassifications)	(369,041)	3,463,504
Lease income	110,598	119,934
Installment payment fees	1,057,536	1,305,778
Equity in earnings of Donegal Financial Services Corporation	—	732,768

Total revenues	198,009,900	199,904,180

Expenses:
Net losses and loss expenses	130,743,395	140,726,106
Amortization of deferred policy acquisition costs	31,304,000	31,110,000
Other underwriting expenses	26,516,518	24,528,860
Policyholder dividends	2,446,696	1,050,200
Interest	443,179	651,768
Other expenses, net	251,228	560,260

Total expenses	191,705,016	198,627,194

Income before income tax expense	6,304,884	1,276,986
Income tax expense (includes $21,485 and ($4,308) income tax expense (benefit) from reclassification items)	1,118,505	70,630

Net income	$5,186,379	$1,206,356

Earnings per common share:
Class A common stock - basic	$0.19	$0.04

Class A common stock - diluted	$0.18	$0.04

Class B common stock - basic and diluted	$0.16	$0.04

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,
	2019	2018
Net income	$5,186,379	$1,206,356
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) during the period, net of income tax expense (benefit) of $621,120 and ($609,572)	2,336,599	(2,293,154)
Reclassification adjustment for (gains) losses included in net income, net of income tax expense (benefit) of $21,485 and ($4,308)	(80,826)	16,204

Other comprehensive income (loss)	2,255,773	(2,276,950)

Comprehensive income (loss)	$7,442,152	$(1,070,594)

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Income (Loss)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Revenues:
Net premiums earned	$566,657,613	$555,140,395
Investment income, net of investment expenses	21,727,904	19,341,012
Net investment gains (includes $154,725 and ($52,828) accumulated other comprehensive income reclassifications)	19,294,229	4,062,475
Lease income	333,852	365,930
Installment payment fees	3,204,130	3,959,936
Equity in earnings of Donegal Financial Services Corporation	295,000	2,152,738

Total revenues	611,512,728	585,022,486

Expenses:
Net losses and loss expenses	385,361,331	433,063,019
Amortization of deferred policy acquisition costs	92,821,000	91,354,000
Other underwriting expenses	85,409,737	82,343,932
Policyholder dividends	6,765,834	3,565,971
Interest	1,311,894	1,682,200
Other expenses, net	1,155,493	1,604,595

Total expenses	572,825,289	613,613,717

Income (loss) before income tax expense (benefit)	38,687,439	(28,591,231)
Income tax expense (benefit) (includes $32,492 and ($11,094) income tax expense (benefit) from reclassification items)	5,689,442	(10,829,654)

Net income (loss)	$32,997,997	$(17,761,577)

Earnings (loss) per common share:
Class A common stock - basic	$1.18	$(0.64)

Class A common stock - diluted	$1.17	$(0.64)

Class B common stock - basic and diluted	$1.06	$(0.59)

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Net income (loss)	$32,997,997	$(17,761,577)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) during the period, net of income tax expense (benefit) of $3,925,853 and ($3,025,784)	14,768,686	(11,382,714)
Reclassification adjustment for (gains) losses included in net income (loss), net of income tax expense (benefit) of $32,492 and ($11,094)	(122,233)	41,734

Other comprehensive income (loss)	14,646,453	(11,340,980)

Comprehensive income (loss)	$47,644,450	$(29,102,557)

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(Unaudited)

Nine Months Ended September 30, 2019

	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2018	25,819,341	5,649,240	$258,194	$56,492	$261,258,423	$(14,228,059)	$192,751,208	$(41,226,357)	$398,869,901
Issuance of common stock (stock compensation plans)	33,334	—	333	—	403,722	—	—	—	404,055
Share-based compensation	—	—	—	—	442,920	—	—	—	442,920
Net income	—	—	—	—	—	—	23,023,164	—	23,023,164
Cash dividends declared	—	—	—	—	—	—	(4,752)	—	(4,752)
Grant of stock options	—	—	—	—	144,226	—	(144,226)	—	—
Other comprehensive income	—	—	—	—	—	6,468,473	—	—	6,468,473

Balance, March 31, 2019	25,852,675	5,649,240	258,527	56,492	262,249,291	(7,759,586)	215,625,394	(41,226,357)	429,203,761

Issuance of common stock (stock compensation plans)	55,933	—	560	—	752,354	—	—	—	752,914
Share-based compensation	60,969	—	609	—	1,218,195	—	—	—	1,218,804
Net income	—	—	—	—	—	—	4,788,454	—	4,788,454
Cash dividends declared	—	—	—	—	—	—	(4,032,416)	—	(4,032,416)
Grant of stock options	—	—	—	—	100,485	—	(100,485)	—	—
Other comprehensive income	—	—	—	—	—	5,922,207	—	—	5,922,207

Balance, June 30, 2019	25,969,577	5,649,240	259,696	56,492	264,320,325	(1,837,379)	216,280,947	(41,226,357)	437,853,724

Issuance of common stock (stock compensation plans)	22,926	—	229	—	280,385	—	—	—	280,614
Share-based compensation	59,717	—	598	—	1,020,018	—	—	—	1,020,616
Net income	—	—	—	—	—	—	5,186,379	—	5,186,379
Cash dividends declared	—	—	—	—	—	—	(4,045,501)	—	(4,045,501)
Grant of stock options	—	—	—	—	59,452	—	(59,452)	—	—
Other comprehensive income	—	—	—	—	—	2,255,773	—	—	2,255,773

Balance, September 30, 2019	26,052,220	5,649,240	$260,523	$56,492	$265,680,180	$418,394	$217,362,373	$(41,226,357)	$442,551,605

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(Unaudited)

Nine Months Ended September 30, 2018

	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2017	25,564,481	5,649,240	$255,645	$56,492	$255,401,558	$(2,684,275)	$236,893,041	$(41,226,357)	$448,696,104
Issuance of common stock (stock compensation plans)	29,162	—	292	—	422,318	—	—	—	422,610
Share-based compensation	32,176	—	322	—	1,024,328	—	—	—	1,024,650
Net loss	—	—	—	—	—	—	(18,178,078)	—	(18,178,078)
Cash dividends declared	—	—	—	—	—	—	(8,587)	—	(8,587)
Grant of stock options	—	—	—	—	187,444	—	(187,444)	—	—
Reclassification of equity unrealized gains	—	—	—	—	—	(4,918,655)	4,918,655	—	—
Other comprehensive loss	—	—	—	—	—	(6,602,985)	—	—	(6,602,985)

Balance, March 31, 2018	25,625,819	5,649,240	256,259	56,492	257,035,648	(14,205,915)	223,437,587	(41,226,357)	425,353,714

Issuance of common stock (stock compensation plans)	63,430	—	634	—	960,139	—	—	—	960,773
Share-based compensation	—	—	—	—	536,472	—	—	—	536,472
Net loss	—	—	—	—	—	—	(789,855)	—	(789,855)
Cash dividends declared	—	—	—	—	—	—	(3,930,019)	—	(3,930,019)
Grant of stock options	—	—	—	—	133,656	—	(133,656)	—	—
Other comprehensive loss	—	—	—	—	—	(2,461,046)	—	—	(2,461,046)

Balance, June 30, 2018	25,689,249	5,649,240	256,893	56,492	258,665,915	(16,666,961)	218,584,057	(41,226,357)	419,670,039

Issuance of common stock (stock compensation plans)	27,802	—	278	—	321,349	—	—	—	321,627
Share-based compensation	16,168	—	162	—	552,928	—	—	—	553,090
Net income	—	—	—	—	—	—	1,206,356	—	1,206,356
Cash dividends declared	—	—	—	—	—	—	(3,934,135)	—	(3,934,135)
Grant of stock options	—	—	—	—	126,870	—	(126,870)	—	—
Other comprehensive loss	—	—	—	—	—	(2,276,949)	—	—	(2,276,949)

Balance, September 30, 2018	25,733,219	5,649,240	$257,333	$56,492	$259,667,062	$(18,943,910)	$215,729,408	$(41,226,357)	$415,540,028

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$32,997,997	$(17,761,577)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	4,299,566	5,288,171
Net investment gains	(19,294,229)	(4,062,475)
Equity in earnings of Donegal Financial Services Corporation	(295,000)	(2,152,738)
Changes in assets and liabilities:
Losses and loss expenses	49,869,114	103,307,950
Unearned premiums	21,508,606	27,087,130
Premiums receivable	(17,047,509)	87,668
Deferred acquisition costs	(3,070,684)	(4,277,025)
Deferred income taxes	210,518	83,985
Reinsurance receivable	(18,997,523)	(24,125,183)
Prepaid reinsurance premiums	(6,578,384)	(6,504,067)
Accrued investment income	(724,150)	(613,539)
Due to affiliate	(3,858,708)	(3,577,086)
Reinsurance balances payable	(1,849,471)	(924,413)
Current income taxes	3,266,422	(8,660,414)
Accrued expenses	1,522,732	(3,652,271)
Other, net	6,479,153	310,988

Net adjustments	15,440,453	77,616,681

Net cash provided by operating activities	48,438,450	59,855,104

Cash Flows from Investing Activities:
Purchases of fixed maturities, held to maturity	(69,297,759)	(42,834,707)
Purchases of fixed maturities, available for sale	(125,791,644)	(88,940,126)
Purchases of equity securities, available for sale	(19,055,851)	(11,255,867)
Maturity of fixed maturities:
Held to maturity	13,723,483	9,485,969
Available for sale	88,459,874	84,617,730
Sales of fixed maturities, available for sale	20,548,077	1,388,934
Sales of equity securities, available for sale	37,968,114	7,843,437
Net purchases of property and equipment	(147,005)	(132,290)
Sale of investment in Donegal Financial Services Corporation	19,863,949	—
Dividends received from Donegal Financial Services Corporation	14,058,824	—
Net sales of short-term investments	8,122,436	5,953,868

Net cash used in investing activities	(11,547,502)	(33,873,052)

Cash Flows from Financing Activities:
Cash dividends paid	(12,031,153)	(11,714,561)
Issuance of common stock	2,814,504	2,157,730
Borrowings under line of credit	—	1,000,000
Payments on lines of credit	(25,000,000)	—

Net cash used in financing activities	(34,216,649)	(8,556,831)

Net increase in cash	2,674,299	17,425,221
Cash at beginning of period	52,594,461	37,833,435

Cash at end of period	$55,268,760	$55,258,656

Cash paid during period - Interest	$321,585	$937,470
Net cash paid during period - Taxes	$2,200,000	$—

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

At September 30, 2019, we had three segments: our investment function, our personal lines of insurance and our commercial lines of insurance. The personal lines products of our insurance subsidiaries consist primarily of homeowners and private passenger automobile policies. The commercial lines products of our insurance subsidiaries consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies.

At September 30, 2019, Donegal Mutual held approximately 43% of our outstanding Class A common stock and approximately 84% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 72% of the total voting power of our common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to a pooling agreement and other intercompany agreements and transactions. While each company maintains its separate corporate existence, Donegal Mutual and our insurance subsidiaries conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

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

In July 2018, we consolidated the branch office operations of Peninsula into our home office operations to achieve economies of scale and enhance service levels for policyholders of Peninsula. We recorded a restructuring charge for employee termination costs associated with the Peninsula consolidation of approximately $1.9 million and paid approximately $1.5 million of these costs in 2018. We paid approximately $195,000 of these costs in the first nine months of 2019 and had an accrual of approximately $195,000 remaining at September 30, 2019. We entered into a definitive purchase agreement for the sale of Peninsula’s branch office in 2018. The sale was completed in January 2019, and we received net proceeds of $1.2 million. We recorded an impairment charge of $1.1 million in other expenses in 2018 related to this real estate transaction and included the $1.2 million fair value of the real estate we held for sale in other assets at December 31, 2018.

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

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the Securities and Exchange Commission (“SEC”) and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the nine months ended September 30, 2019 or 2018. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through September 30, 2019.

2 - Basis of Presentation

Our financial information for the interim periods included in this Form 10-Q Report is unaudited; however, our financial information we include in this Form 10-Q Report reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of our management, are necessary for a fair presentation of our financial position, results of operations and cash flows for those interim periods. Our results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results of operations we expect for the year ending December 31, 2019.

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

	Three Months Ended September 30,
	2019		2018
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic earnings per share:
Numerator:
Allocation of net income	$4,269	$917	$1,006	$200

Denominator:
Weighted-average shares outstanding	23,015	5,577	22,717	5,577

Basic earnings per share	$0.19	$0.16	$0.04	$0.04

Diluted earnings per share:
Numerator:
Allocation of net income	$4,269	$917	$1,006	$200

Denominator:
Number of shares used in basic computation	23,015	5,577	22,717	5,577
Weighted-average shares effect of dilutive securities:
Director and employee stock options	277	—	178	—

Number of shares used in diluted computation	23,292	5,577	22,895	5,577

Diluted earnings per share	$0.18	$0.16	$0.04	$0.04

	Nine Months Ended September 30,
	2019		2018
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic earnings (loss) per share:
Numerator:
Allocation of net income (loss)	$27,065	$5,933	$(14,472)	$(3,290)

Denominator:
Weighted-average shares outstanding	22,933	5,577	22,673	5,577

Basic earnings (loss) per share	$1.18	$1.06	$(0.64)	$(0.59)

Diluted earnings (loss) per share:
Numerator:
Allocation of net income (loss)	$27,065	$5,933	$(14,472)	$(3,290)

Denominator:
Number of shares used in basic computation	22,933	5,577	22,673	5,577
Weighted-average shares effect of dilutive securities:
Director and employee stock options	183	—	—	—

Number of shares used in diluted computation	23,116	5,577	22,673	5,577

Diluted earnings (loss) per share	$1.17	$1.06	$(0.64)	$(0.59)

We did not include outstanding options to purchase 5,330,525 shares and 5,531,561 shares of Class A common stock in our computation of diluted earnings per share for the three months and nine months ended September 30, 2019 because the exercise price of the options exceeded the average market price of our Class A common stock during the period.

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

5 - Investments

The amortized cost and estimated fair values of our fixed maturities at September 30, 2019 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$91,485	$2,336	$47	$93,774
Obligations of states and political subdivisions	181,575	15,124	86	196,613
Corporate securities	151,654	8,281	353	159,582
Mortgage-backed securities	34,175	623	25	34,773

Totals	$458,889	$26,364	$511	$484,742

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$19,325	$128	$7	$19,446
Obligations of states and political subdivisions	57,178	1,990	3	59,165
Corporate securities	146,644	4,295	158	150,781
Mortgage-backed securities	327,645	2,902	838	329,709

Totals	$550,792	$9,315	$1,006	$559,101

At September 30, 2019, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $170.9 million and an amortized cost of $160.4 million. Our holdings at September 30, 2019 also included special revenue bonds with an aggregate fair value of $84.9 million and an amortized cost of $78.4 million. With respect to both categories of those bonds at September 30, 2019, we held no securities of any issuer that comprised more than 10% of our holdings of either bond category. Education bonds and water and sewer utility bonds represented 45% and 34%, respectively, of our total investments in special revenue bonds based on the carrying values of these investments at September 30, 2019. Many of the issuers of the special revenue bonds we held at September 30, 2019 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held at September 30, 2019 are similar to general obligation bonds.

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

We made reclassifications from available for sale to held to maturity of certain fixed maturities at fair value on November 30, 2013. We segregated within accumulated other comprehensive loss the net unrealized losses of $15.1 million arising prior to the November 30, 2013 reclassifications. We are amortizing this balance over the remaining life of the related securities as an adjustment to yield in a manner consistent with the accretion of discount on the same fixed maturities. We recorded amortization of $870,186 and $912,229 in other comprehensive income (loss) during the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019 and December 31, 2018, net unrealized losses of $7.8 million and $8.6 million, respectively, remained within accumulated other comprehensive income (loss).

We show below the amortized cost and estimated fair value of our fixed maturities at September 30, 2019 by contractual maturity. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity
Due in one year or less	$22,801	$22,881
Due after one year through five years	72,894	75,680
Due after five years through ten years	179,648	189,376
Due after ten years	149,371	162,032
Mortgage-backed securities	34,175	34,773

Total held to maturity	$458,889	$484,742

Available for sale
Due in one year or less	$16,975	$17,152
Due after one year through five years	90,226	92,564
Due after five years through ten years	100,580	103,705
Due after ten years	15,366	15,971
Mortgage-backed securities	327,645	329,709

Total available for sale	$550,792	$559,101

The cost and estimated fair values of our equity securities at September 30, 2019 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value
	(in thousands)
Equity securities	$43,407	$10,078	$1,386	$52,099

The cost and estimated fair values of our equity securities at December 31, 2018 were as follows:
	Cost	Gross Gains	Gross Losses	Estimated Fair Value
	(in thousands)
Equity securities	$40,943	$4,818	$2,094	$43,667

Gross investment gains and losses before applicable income taxes for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Gross investment gains:
Fixed maturities	$107	$5	$479	$16
Equity securities	721	2,976	8,293	6,246
Investment in affiliate	—	—	12,662	—

	828	2,981	21,434	6,262

Gross investment losses:
Fixed maturities	4	25	324	70
Equity securities	1,193	(508)	1,816	2,130

	1,197	(483)	2,140	2,200

Net investment (losses) gains	$(369)	$3,464	$19,294	$4,062

We recognized $6.7 million of gains and $1.2 million of losses on equity securities we held at September 30, 2019 in net investment gains for the nine months ended September 30, 2019. We recognized $3.9 million of gains and $1.6 million of losses on equity securities held at September 30, 2018 in net investment gains for the nine months ended September 30, 2018.

We held fixed maturities with unrealized losses representing declines that we considered temporary at September 30, 2019 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$3,466	$34	$6,429	$20
Obligations of states and political subdivisions	4,582	86	2,321	3
Corporate securities	14,152	179	25,113	332
Mortgage-backed securities	18,686	75	89,643	788

Totals	$40,886	$374	$123,506	$1,143

We held fixed maturities with unrealized losses representing declines that we considered temporary at December 31, 2018 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$26,342	$166	$54,900	$1,924
Obligations of states and political subdivisions	28,322	477	21,560	534
Corporate securities	149,270	4,483	59,397	2,968
Mortgage-backed securities	82,594	913	181,379	5,862

Totals	$286,528	$6,039	$317,236	$11,288

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we measure investments at fair value, and we recognize changes in fair value in our results of operations. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize the impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred with respect to that security. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, issuer or geographic events that have negatively impacted the value of a security and rating agency downgrades. We held 131 debt securities that were in an unrealized loss position at September 30, 2019. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary.

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

Financial data by segment for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30,
	2019	2018
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$98,324	$84,251
Personal lines	91,497	103,410

Premiums earned	189,821	187,661
Net investment income	7,390	6,620
Investment (losses) gains	(369)	3,464
Equity in earnings of DFSC	—	733
Other	1,168	1,426

Total revenues	$198,010	$199,904

Income before income tax expense:
Underwriting income (loss):
Commercial lines	$2,521	$2,125
Personal lines	(3,312)	(12,210)

SAP underwriting loss	(791)	(10,085)
GAAP adjustments	(399)	332

GAAP underwriting loss	(1,190)	(9,753)
Net investment income	7,390	6,620
Investment (losses) gains	(369)	3,464
Equity in earnings of DFSC	—	733
Other	474	213

Income before income tax expense	$6,305	$1,277

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$284,593	$251,029
Personal lines	282,065	304,111

Premiums earned	566,658	555,140
Net investment income	21,728	19,341
Investment gains	19,294	4,062
Equity in earnings of DFSC	295	2,153
Other	3,538	4,326

Total revenues	$611,513	$585,022

Income (loss) before income tax expense (benefit):
Underwriting income (loss):
Commercial lines	$4,946	$(17,935)
Personal lines	(10,077)	(42,358)

SAP underwriting loss	(5,131)	(60,293)
GAAP adjustments	1,431	5,106

GAAP underwriting loss	(3,700)	(55,187)
Net investment income	21,728	19,341
Investment gains	19,294	4,062
Equity in earnings of DFSC	295	2,153
Other	1,070	1,040

Income (loss) before income tax expense (benefit)	$38,687	$(28,591)

7 - Borrowings

Lines of Credit

In March 2019, we terminated our previous credit agreement with Manufacturers and Traders Trust Company (“M&T”) and entered into a new credit agreement with M&T. The new credit agreement relates to a $30.0 million unsecured revolving line of credit. The line of credit expires in July 2020. At September 30, 2019, we had no outstanding borrowings from M&T and had the ability to borrow up to $30.0 million at interest rates equal to M&T’s current prime rate or the then-current LIBOR rate plus 2.25%. We pay a fee of 0.15% per annum on the loan commitment amount regardless of usage. The credit agreement requires our compliance with certain covenants. These covenants include minimum levels of our net worth, leverage ratio, statutory surplus and the A.M. Best ratings of our insurance subsidiaries. In addition, Atlantic States has guaranteed our payment obligations under the new credit agreement. We complied with all requirements of the credit agreement during the nine months ended September 30, 2019.

Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. In August 2019, Atlantic States repaid a variable-rate cash advance of $35.0 million that was due in March 2020 and issued debt to the FHLB of Pittsburgh in exchange for a fixed-rate cash advance of $35.0 million that was outstanding at September 30, 2019. Atlantic States incurred a pre-payment penalty of $176,000 related to the early repayment of its previous cash advance. The new cash advance carries a fixed interest rate of 1.74% and is due in August 2024. The table below presents the amount of FHLB of Pittsburgh stock Atlantic States purchased, collateral pledged and assets related to Atlantic States’ membership in the FHLB of Pittsburgh at September 30, 2019.

FHLB of Pittsburgh stock purchased and owned	$1,639,200
Collateral pledged, at par (carrying value $37,535,059)	37,635,763
Borrowing capacity currently available	1,428,241

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

We charged compensation expense related to our stock compensation plans against income before income taxes of $247,301 and $317,526 for the three months ended September 30, 2019 and 2018, respectively, with a corresponding income tax benefit of $51,933 and $66,680, respectively. We charged compensation expense related to our stock compensation plans against income before income taxes of $1.1 million and $1.4 million for the nine months ended September 30, 2019 and 2018, respectively, with a corresponding income tax benefit of $233,851 and $285,578, respectively. At September 30, 2019, we had $1.3 million of unrecognized compensation expense related to nonvested share-based compensation granted under our stock compensation plans that we expect to recognize over a weighted average period of approximately 1.5 years.

We received cash from option exercises under all stock compensation plans during the three months ended September 30, 2019 and 2018 of $772,969 and 217,112, respectively. We realized actual tax benefits for the tax deductions related to those option exercises of $22,414 and $2,516 for the three months ended September 30, 2019 and 2018, respectively. We received cash from option exercises under all stock compensation plans during the nine months ended September 30, 2019 and 2018 of $1.6 million and $695,762, respectively. We realized actual tax benefits for the tax deductions related to those option exercises of $38,376 and $21,319 for the nine months ended September 30, 2019 and 2018, respectively.

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

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. These pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to verify that the estimates we obtain from the pricing services are representative of fair values based upon our investment personnel’s general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel regularly monitor the market, current trading ranges for similar securities and the pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, interest rates, security types and recent trading activity. Our investment personnel periodically review documentation with respect to the pricing services’ pricing methodology that they obtain to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At September 30, 2019, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at September 30, 2019, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

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

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at September 30, 2019:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$19,446	$—	$19,446	$—
Obligations of states and political subdivisions	59,165	—	59,165	—
Corporate securities	150,781	—	150,781	—
Mortgage-backed securities	329,709	—	329,709	—
Equity securities	52,099	49,746	2,353	—

Total investments in the fair value hierarchy	$611,200	$49,746	$561,454	$—

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

10 - Income Taxes

At September 30, 2019 and December 31, 2018, respectively, we had no material unrecognized tax benefits or accrued interest and penalties. Tax years 2016 through 2018 remained open for examination at September 30, 2019. We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of our tax assets. We established a valuation allowance of $264,467 related to a portion of the net operating loss carryforward of Le Mars at January 1, 2004 and a valuation allowance of $8.1 million for our net state operating loss carryforward. We have determined that we are not required to establish a valuation allowance for our other deferred tax assets of $25.2 million and $32.4 million at September 30, 2019 and December 31, 2018, respectively, because it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income and the implementation of tax planning strategies.

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

We summarize activity in our insurance subsidiaries’ liability for losses and loss expenses as follows:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Balance at January 1	$814,665	$676,672
Less reinsurance recoverable	(339,267)	(293,271)

Net balance at January 1	475,398	383,401

Incurred related to:
Current year	393,301	404,150
Prior years	(7,940)	28,913

Total incurred	385,361	433,063

Paid related to:
Current year	197,234	214,825
Prior years	157,691	140,806

Total paid	354,925	355,631

Net balance at end of period	505,834	460,833
Plus reinsurance recoverable	358,700	319,147

Balance at end of period	$864,534	$779,980

Our insurance subsidiaries recognized a (decrease) increase in their liability for losses and loss expenses of prior years of ($7.9 million) and $28.9 million for the nine months ended September 30, 2019 and 2018, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy or claims management personnel, and they have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those years. The 2019 development represented 1.7% of the December 31, 2018 net carried reserves and resulted primarily from lower-than-expected severity in the workers’ compensation line of business. The majority of the 2019 development related to decreases in the liability for losses and loss expenses of prior years for Michigan. During the first quarter of 2018, our insurance subsidiaries received new information on previously-reported commercial automobile and personal automobile claims that led our insurance subsidiaries to conclude that their prior actuarial assumptions did not fully anticipate recent changes in severity and reporting trends. Our insurance subsidiaries have encountered increasing difficulties in projecting the ultimate severity of automobile losses over recent accident years, which our insurance subsidiaries attribute to worsening litigation trends and an increased delay in the reporting to our insurance subsidiaries of information with respect to the severity of claims. As a result, our insurance subsidiaries’ actuaries increased their projections of the ultimate cost of our insurance subsidiaries’ prior-year personal automobile and commercial automobile losses, and our insurance subsidiaries added $13.0 million to their reserves for personal automobile and $19.1 million to their reserves for commercial automobile for accident years prior to 2018 at September 30, 2018. The 2018 development represented 7.5% of the December 31, 2017 net carried reserves and resulted primarily from higher-than-expected severity in the personal automobile and commercial automobile lines of business, offset by lower-than-expected severity in the workers’ compensation line of business, in accident years prior to 2018. The majority of the 2018 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States and Southern.

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

Our insurance subsidiaries determine incurred but not reported (“IBNR”) reserves by subtracting the cumulative loss and loss expense amounts our insurance subsidiaries have paid and the case reserves our insurance subsidiaries have established at the balance sheet date from their actuaries’ estimate of the ultimate cost of losses and loss expenses. Accordingly, the IBNR reserves of our insurance subsidiaries include their actuaries’ projections of the cost of unreported claims as well as their actuaries’ projected development of case reserves on known claims and reopened claims. Our insurance subsidiaries’ methodology for estimating IBNR reserves has been in place for many years, and their actuaries made no significant changes to that methodology during the nine months ended September 30, 2019.

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

Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced an increase in claims severity and a lengthening of the claim settlement periods on bodily injury claims during the past several years. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on bodily injury claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at September 30, 2019. For every 1% change in our insurance subsidiaries’ loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $5.1 million.

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

Our insurance subsidiaries’ unpaid liability for losses and loss expenses by major line of business at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Commercial lines:
Automobile	$120,902	$106,734
Workers’ compensation	112,322	109,512
Commercial multi-peril	97,587	85,937
Other	9,398	5,207

Total commercial lines	340,209	307,390

Personal lines:
Automobile	137,897	144,788
Homeowners	22,886	18,374
Other	4,842	4,846

Total personal lines	165,625	168,008

Total commercial and personal lines	505,834	475,398
Plus reinsurance recoverable	358,700	339,267

Total liability for unpaid losses and loss expenses	$864,534	$814,665

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

Percentage Change in Loss and Loss Expense Reserves Net of Reinsurance	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at September 30, 2019	Percentage Change in Stockholders’ Equity at September 30, 2019(1)	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2018	Percentage Change in Stockholders’ Equity at December 31, 2018(1)
(dollars in thousands)
(10.0)%	$455,251	9.0%	$427,858	9.4%
(7.5)	467,896	6.8	439,743	7.1
(5.0)	480,542	4.5	451,628	4.7
(2.5)	493,188	2.3	463,513	2.4
Base	505,834	—	475,398	—
2.5	518,480	(2.3)	487,283	(2.4)
5.0	531,126	(4.5)	499,168	(4.7)
7.5	543,772	(6.8)	511,053	(7.1)
10.0	556,417	(9.0)	522,938	(9.4)

(1)	Net of income tax effect.

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

The following table provides a reconciliation of our net premiums earned to our net premiums written for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net premiums earned	$189,821	$187,662	$566,658	$555,140
Change in net unearned premiums	(5,951)	(3,144)	14,930	20,583

Net premiums written	$183,870	$184,518	$581,588	$575,723

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

Combined Ratios

The following table presents comparative details with respect to our GAAP and statutory combined ratios for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
GAAP Combined Ratios (Total Lines)
Loss ratio (non-weather)	61.6%	63.7%	60.8%	68.5%
Loss ratio (weather-related)	7.3	11.3	7.2	9.5
Expense ratio	30.5	29.6	31.5	31.3
Dividend ratio	1.2	0.6	1.2	0.6

Combined ratio	100.6%	105.2%	100.7%	109.9%

Statutory Combined Ratios
Commercial lines:
Automobile	113.9%	114.6%	114.3%	133.7%
Workers’ compensation	85.4	83.6	82.0	86.6
Commercial multi-peril	98.7	96.0	94.4	101.2
Other	76.6	94.2	79.3	64.9
Total commercial lines	97.9	97.6	95.8	104.5
Personal lines:
Automobile	103.3	115.8	103.9	114.5
Homeowners	109.4	110.3	106.0	112.0
Other	73.6	63.5	77.7	94.9
Total personal lines	103.9	111.5	103.3	113.0
Total commercial and personal lines	100.8	105.2	99.5	109.0

Results of Operations - Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the third quarter of 2019 were $189.8 million, an increase of $2.1 million, or 1.2%, compared to $187.7 million for the third quarter of 2018, reflecting increases in net premiums written during 2019 and 2018.

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the three months ended September 30, 2019 were $183.9 million, a decrease of $647,897, or 0.4%, from the $184.5 million of net premiums written for the third quarter of 2018. Commercial lines net premiums written increased $11.0 million, or 13.2%, for the third quarter of 2019 compared to the third quarter of 2018. We attribute the increase in commercial lines primarily to premium rate increases throughout 2018 and 2019, increased writings of new commercial accounts and lower reinsurance premiums. Personal lines net premiums written decreased $11.7 million, or 11.6%, for the third quarter of 2019 compared to the third quarter of 2018. We attribute the decrease in personal lines primarily to net attrition as a result of underwriting measures our insurance subsidiaries have implemented to slow new policy growth and to increase pricing on renewal policies, as well as the previously announced non-renewal of unprofitable personal lines business in seven states that began in February 2019, partially offset by premium rate increases our insurance subsidiaries have implemented over the past five quarters and lower reinsurance premiums.

Investment Income. Our net investment income increased to $7.4 million for the third quarter of 2019, compared to $6.6 million for the third quarter of 2018. We attribute the increase primarily to an increase in average invested assets.

Net Investment (Losses) Gains. Net investment losses for the third quarter of 2019 were $369,041, compared to net investment gains of $3.5 million for the third quarter of 2018. The net investment losses for the third quarter of 2019 resulted primarily from unrealized losses within our equity securities portfolio. The net investment gains for the third quarter of 2018 resulted primarily from unrealized gains within our equity securities portfolio. We did not recognize any impairment losses in our investment portfolio during the third quarter of 2019 or 2018.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, for the third quarter of 2019 was 68.9%, a decrease from our insurance subsidiaries’ loss ratio of 75.0% for the third quarter of 2018. Weather-related losses of $13.9 million for the third quarter of 2019, or 7.3 percentage points of the loss ratio, decreased from $21.2 million for the third quarter of 2018, or 11.3 percentage points of the loss ratio. On a statutory basis, our insurance subsidiaries’ commercial lines loss ratio was 65.2% for the third quarter of 2019, compared to 67.5% for the third quarter of 2018, primarily due to decreases in the commercial automobile and workers’ compensation loss ratios. The personal lines statutory loss ratio of our insurance subsidiaries decreased to 73.4% for the third quarter of 2019, compared to 81.8% for the third quarter of 2018. We attribute this decrease primarily to a decrease in the personal automobile loss ratio. Our insurance subsidiaries experienced favorable loss reserve development of approximately $1.0 million during the third quarter of 2019. Our insurance subsidiaries experienced adverse loss reserve development of $2.7 million during the third quarter of 2018.

Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 30.5% for the third quarter of 2019, compared to 29.6% for the third quarter of 2018. We attribute the increase to higher underwriting-based incentive costs for the third quarter of 2019 compared to the third quarter of 2018.

Policyholder Dividends. Our insurance subsidiaries pay policyholder dividends primarily on workers’ compensation policies on a sliding scale based on the profitability of a given policy. We attribute the increase in dividends incurred for the third quarter of 2019 compared to the third quarter of 2018 to growth and profitability of the workers’ compensation line of business over the respective periods to which the dividends applied. We also partially attribute the increase to growth in workers’ compensation writings in Wisconsin, a state in which our insurance subsidiaries and their competitors pay a higher rate of dividends compared to other states and where such dividends are not dependent on the profitability of a given policy.

Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were 100.6% and 105.2% for the third quarters ended September 30, 2019 and 2018, respectively. We attribute the decrease in the combined ratio to a decrease in the loss ratio for the third quarter of 2019 compared to the third quarter of 2018.

Interest Expense. Our interest expense for the third quarter of 2019 was $443,179, compared to $651,768 for the third quarter of 2018. We attribute the decrease to lower average borrowings under our lines of credit during the third quarter of 2019 compared to the third quarter of 2018, partially offset by a pre-payment penalty of $176,000 related to Atlantic States’ early repayment of a cash advance with the FHLB of Pittsburgh.

Income Taxes. We recorded income tax expense of $1.1 million for the third quarter of 2019, representing an effective tax rate of 17.7%. We recorded an income tax benefit of $70,630 for the third quarter of 2018 based upon an estimated carryback of our taxable loss in 2018 to prior tax years. The income tax expense and effective tax rate for the third quarter of 2019 represented an estimate based on our projected annual taxable income.

Net Income and Income Per Share. Our net income for the third quarter of 2019 was $5.2 million, or $.18 per share of Class A common stock on a diluted basis and $.16 per share of Class B common stock, compared to $1.2 million, or $.04 per share of Class A common stock and $.04 per share of Class B common stock, for the third quarter of 2018. We had 23.0 million and 22.7 million Class A shares outstanding at September 30, 2019 and 2018, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.

Results of Operations - Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the first nine months of 2019 were $566.7 million, an increase of $11.6 million, or 2.1%, compared to $555.1 million for the first nine months of 2018, reflecting increases in net premiums written during 2019 and 2018.

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the first nine months of 2019 were $581.6 million, an increase of $5.9 million, or 1.0%, from the $575.7 million of net premiums written for the first nine months of 2018. Commercial lines net premiums written increased $36.2 million, or 13.1%, for the first nine months of 2019 compared to the first nine months of 2018. We attribute the increase in commercial lines primarily to premium rate increases throughout 2018 and 2019, increased writings of new commercial accounts and lower reinsurance premiums. Personal lines net premiums written decreased $30.3 million, or 10.1%, for the first nine months of 2019 compared to the first nine months of 2018. We attribute the decrease in personal lines primarily to net attrition as a result of underwriting measures our insurance subsidiaries have implemented to slow new policy growth and to increase pricing on renewal policies, as well as the previously announced non-renewal of unprofitable personal lines business in seven states that began in February 2019, partially offset by premium rate increases our insurance subsidiaries have implemented over the past five quarters and lower reinsurance premiums.

Investment Income. Our net investment income increased to $21.7 million for the first nine months of 2019, compared to $19.3 million for the first nine months of 2018. We attribute the increase primarily to an increase in average invested assets.

Net Investment Gains. Net investment gains for the first nine months of 2019 were $19.3 million, compared to $4.1 million for the first nine months of 2018. The net investment gains for the first nine months of 2019 included $12.7 million from the sale of DFSC and $5.5 million related to unrealized gains within our equity securities portfolio. The net investment gains for the first nine months of 2018 resulted primarily from unrealized gains within our equity securities portfolio. We did not recognize any impairment losses in our investment portfolio during the first nine months of 2019 or 2018.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, for the first nine months of 2019 was 68.0%, a decrease from our insurance subsidiaries’ loss ratio of 78.0% for the first nine months of 2018. Weather-related losses of $40.6 million for the first nine months of 2019, or 7.2 percentage points of the loss ratio, decreased from $52.5 million for the first nine months of 2018, or 9.5 percentage points of the loss ratio. On a statutory basis, our insurance subsidiaries’ commercial lines loss ratio was 63.2% for the first nine months of 2019, compared to 74.1% for the first nine months of 2018, primarily due to decreases in the commercial automobile, workers’ compensation and commercial multiple-peril loss ratios. The personal lines statutory loss ratio of our insurance subsidiaries decreased to 72.7% for the first nine months of 2019, compared to 81.8% for the first nine months of 2018. We attribute this decrease primarily to decreases in the personal automobile and homeowners loss ratios. Our insurance subsidiaries experienced favorable loss reserve development of approximately $7.9 million during the first nine months of 2019. Our insurance subsidiaries experienced adverse loss reserve development of approximately $28.9 million during the first nine months of 2018.

Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 31.5% for the first nine months of 2019, compared to 31.3% for the first nine months of 2018.

Policyholder Dividends. Our insurance subsidiaries pay policyholder dividends primarily on workers’ compensation policies on a sliding scale based on the profitability of a given policy. We attribute the increase in dividends incurred for the first nine months of 2019 compared to the first nine months of 2018 to growth and profitability of the workers’ compensation line of business over the respective periods to which the dividends applied. We also partially attribute the increase to growth in workers’ compensation writings in Wisconsin, a state in which our insurance subsidiaries and their competitors pay a higher rate of dividends compared to other states and where such dividends are not dependent on the profitability of a given policy.

Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were 100.7% and 109.9% for the first nine months of 2019 and 2018, respectively. We attribute the decrease in the combined ratio to a decrease in the loss ratio for the first nine months of 2019 compared to the first nine months of 2018.

Interest Expense. Our interest expense for the first nine months of 2019 was $1.3 million, compared to $1.7 million for the first nine months of 2018. We attribute the decrease primarily to lower average borrowings under our lines of credit during the first nine months of 2019 compared to the first nine months of 2018.

Income Taxes. We recorded income tax expense of $5.7 million for the first nine months of 2019, representing an effective tax rate of 14.7%. We recorded an income tax benefit of $10.8 million for the first nine months of 2018 based upon an estimated carryback of our taxable loss in 2018 to prior tax years. The income tax expense and effective tax rate for the first nine months of 2019 represented an estimate based on our projected annual taxable income. The estimate for the first nine months of 2019 included income tax expense associated with the gain we realized on the sale of DFSC, which was partially offset by an accounting tax benefit with respect to a tax deduction that applies to a portion of the dividend we received from DFSC prior to the closing of the sale.

Net Income (Loss) and Income (Loss) Per Share. Our net income for the first nine months of 2019 was $33.0 million, or $1.17 per share of Class A common stock on a diluted basis and $1.06 per share of Class B common stock, compared to a net loss of $17.8 million, or $.64 per share of Class A common stock and $.59 per share of Class B common stock, for the first nine months of 2018. We had 23.0 million and 22.7 million Class A shares outstanding at September 30, 2019 and 2018, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as such obligations and needs arise. Our major sources of funds from operations are the net cash flows we generate from our insurance subsidiaries’ underwriting results, investment income and investment maturities.

Our operations have historically generated sufficient net positive cash flow to fund our commitments and add to our investment portfolio, thereby increasing future investment returns and enhancing our liquidity. The impact of the pooling agreement between Donegal Mutual and Atlantic States has historically been cash-flow positive because of the consistent underwriting profitability of the pool. Donegal Mutual and Atlantic States settle their respective obligations to each other under the pool monthly, thereby resulting in cash flows substantially similar to the cash flows that would result from each company writing the business directly. We have not experienced any unusual variations in the timing of claim payments associated with the loss reserves of our insurance subsidiaries. We maintain significant liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective, thereby providing an additional measure of liquidity to meet our obligations should an unexpected variation occur in the future. Our operating activities provided net cash flows in the first nine months of 2019 and 2018 of $48.4 million and $59.9 million, respectively.

At September 30, 2019, we had no outstanding borrowings under our line of credit with M&T and had the ability to borrow up to $30.0 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus 2.25%.At September 30, 2019, Atlantic States had $35.0 million in outstanding advances with the FHLB of Pittsburgh. The interest rate on these advances was 1.74% at September 30, 2019.

The following table shows our expected payments for significant contractual obligations at September 30, 2019:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Net liability for unpaid losses and loss expenses of our insurance subsidiaries	$505,834	$234,446	$237,036	$18,341	$16,011
Subordinated debentures	5,000	—	—	—	5,000
Borrowings under lines of credit	35,000	—	—	35,000	—

Total contractual obligations	$545,834	$234,446	$237,036	$53,341	$21,011

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

We discuss in Note 7 – Borrowings our estimate of the timing of the amounts payable for the borrowings under our lines of credit based on their contractual maturities. The borrowings under our lines of credit carry interest rates that we discuss in Note 7 – Borrowings.

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

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the SEC and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the nine months ended September 30, 2019 or 2018. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through September 30, 2019.

On October 17, 2019, our board of directors declared quarterly cash dividends of 14.5 cents per share of our Class A common stock and 12.75 cents per share of our Class B common stock, payable on November 15, 2019 to our stockholders of record as of the close of business on November 1, 2019. We are not subject to any restrictions on our payment of dividends to our stockholders, although there are state law restrictions on the payment of dividends by our insurance subsidiaries to us. Dividends from our insurance subsidiaries are our principal source of cash for payment of dividends to our stockholders. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk based capital (“RBC”) requirements that limit their ability to pay dividends to us. Our insurance subsidiaries’ statutory capital and surplus at December 31, 2018 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin. Our insurance subsidiaries paid $4.0 million in dividends to us during the first nine months of 2019. Amounts remaining available for distribution to us as dividends from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities in 2019 are $15.4 million from Atlantic States, $4.5 million from Southern, $2.0 million from Le Mars, $1.7 million from Peninsula, $1.7 million from Sheboygan and $5.6 million from MICO, or a total of approximately $30.9 million.

At September 30, 2019, we had no material commitments for capital expenditures.

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

There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2018 through September 30, 2019.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at September 30, 2019, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information we are required to disclose in the reports that we file or submit under the Exchange Act, and our disclosure controls and procedures were also effective to ensure that information we disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Part II. Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our business, results of operations and financial condition, and, therefore, the value of our Class A common stock and our Class B common stock, are subject to a number of risks. For a description of certain risks, we refer to “Risk Factors” in our 2018 Annual Report on Form 10-K that we filed with the SEC on March 14, 2019. There have been no material changes in the risk factors we disclosed in that Form 10-K Report during the nine months ended September 30, 2019.

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

DONEGAL GROUP INC.

November 8, 2019	By:	/s/ Kevin G. Burke
Kevin G. Burke, President and Chief Executive Officer

November 8, 2019	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Executive Vice President and Chief Financial Officer