Form 10-Q
period 2020-03-31
DONEGAL GROUP INC
filed 2020-05-08
CIK 800457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,453,398 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on April 30, 2020.

DONEGAL GROUP INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Donegal Group Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost	$487,156,618	$476,093,782
Available for sale, at fair value	554,463,492	564,951,803
Equity securities, at fair value	46,179,107	55,477,556
Short-term investments, at cost, which approximates fair value	72,719,077	14,030,222

Total investments	1,160,518,294	1,110,553,363
Cash	52,281,735	49,318,930
Accrued investment income	7,800,132	7,066,029
Premiums receivable	182,064,297	165,732,949
Reinsurance receivable	374,758,028	367,021,468
Deferred policy acquisition costs	60,314,704	59,284,859
Deferred tax asset, net	9,665,172	8,514,311
Prepaid reinsurance premiums	163,622,680	142,475,767
Property and equipment, net	4,497,502	4,558,072
Accounts receivable - securities	23,211	4,961
Goodwill	5,625,354	5,625,354
Other intangible assets	958,010	958,010
Other	1,242,243	2,047,058

Total assets	$2,023,371,362	$1,923,161,131

Liabilities and Stockholders’ Equity
Liabilities
Unpaid losses and loss expenses	$888,212,299	$869,673,849
Unearned premiums	542,278,223	510,147,485
Accrued expenses	22,025,916	28,453,744
Reinsurance balances payable	2,594,034	2,116,084
Borrowings under lines of credit	85,000,000	35,000,000
Cash dividends declared to stockholders	—	4,075,234
Subordinated debentures	5,000,000	5,000,000
Accounts payable - securities	2,920,388	1,119
Income taxes payable	870,829	84,831
Due to affiliate	7,189,211	10,069,171
Other	7,719,531	7,524,095

Total liabilities	1,563,810,431	1,472,145,612

Stockholders’ Equity
Preferred stock, $.01 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 50,000,000 shares, issued 26,299,946 and 26,203,935 shares and outstanding 23,297,358 and 23,201,347 shares	263,000	262,040
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	269,888,980	268,151,601
Accumulated other comprehensive income	3,704,010	504,170
Retained earnings	226,874,806	223,267,573
Treasury stock, at cost	(41,226,357)	(41,226,357)

Total stockholders’ equity	459,560,931	451,015,519

Total liabilities and stockholders’ equity	$2,023,371,362	$1,923,161,131

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Net premiums earned	$187,252,778	$188,073,242
Investment income, net of investment expenses	7,376,284	7,048,503
Net investment (losses) gains (includes $421,835 and ($39,264) accumulated other comprehensive income reclassifications)	(10,694,843)	18,097,113
Lease income	109,267	111,099
Installment payment fees	867,720	1,088,917
Equity in earnings of Donegal Financial Services Corporation	—	295,000

Total revenues	184,911,206	214,713,874

Expenses:
Net losses and loss expenses	117,246,526	123,110,656
Amortization of deferred policy acquisition costs	29,937,000	30,592,000
Other underwriting expenses	32,597,629	30,684,883
Policyholder dividends	1,842,000	2,349,648
Interest	224,330	565,292
Other expenses, net	560,550	566,371

Total expenses	182,408,035	187,868,850

Income before income tax (benefit) expense	2,503,171	26,845,024
Income tax (benefit) expense (includes $88,585 and ($8,245) income tax expense (benefit) from reclassification items)	(1,227,950)	3,821,860

Net income	$3,731,121	$23,023,164

Earnings per common share:
Class A common stock - basic and diluted	$0.13	$0.82

Class B common stock - basic and diluted	$0.12	$0.75

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$3,731,121	$23,023,164
Other comprehensive income, net of tax
Unrealized gain on securities:
Unrealized holding gain during the period, net of income tax expense of $939,175 and $1,711,222	3,533,090	6,437,454
Reclassification adjustment for (gains) losses included in net income, net of income tax expense (benefit) of $88,585 and ($8,245)	(333,250)	31,019

Other comprehensive income	3,199,840	6,468,473

Comprehensive income	$6,930,961	$29,491,637

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(Unaudited)

Three Months Ended March 31, 2020

	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2019	26,203,935	5,649,240	$262,040	$56,492	$268,151,601	$504,170	$223,267,573	$(41,226,357)	$451,015,519
Issuance of common stock (stock compensation plans)	28,924	—	289	—	376,539	—	—	—	376,828
Share-based compensation	67,087	—	671	—	1,242,315	—	—	—	1,242,986
Net income	—	—	—	—	—	—	3,731,121	—	3,731,121
Cash dividends declared	—	—	—	—	—	—	(5,363)	—	(5,363)
Grant of stock options	—	—	—	—	118,525	—	(118,525)	—	—
Other comprehensive income	—	—	—	—	—	3,199,840	—	—	3,199,840

Balance, March 31, 2020	26,299,946	5,649,240	$263,000	$56,492	$269,888,980	$3,704,010	$226,874,806	$(41,226,357)	$459,560,931

Three Months Ended March 31, 2019

	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2018	25,819,341	5,649,240	$258,194	$56,492	$261,258,423	$(14,228,059)	$192,751,208	$(41,226,357)	$398,869,901
Issuance of common stock (stock compensation plans)	33,334	—	333	—	403,722	—	—	—	404,055
Share-based compensation	—	—	—	—	442,920	—	—	—	442,920
Net income	—	—	—	—	—	—	23,023,164	—	23,023,164
Cash dividends declared	—	—	—	—	—	—	(4,752)	—	(4,752)
Grant of stock options	—	—	—	—	144,226	—	(144,226)	—	—
Other comprehensive income	—	—	—	—	—	6,468,473	—	—	6,468,473

Balance, March 31, 2019	25,852,675	5,649,240	$258,527	$56,492	$262,249,291	$(7,759,586)	$215,625,394	$(41,226,357)	$429,203,761

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net income	$3,731,121	$23,023,164

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	1,737,307	1,460,943
Net investment losses (gains)	10,694,843	(18,097,113)
Equity in earnings of Donegal Financial Services Corporation	—	(295,000)
Changes in assets and liabilities:
Losses and loss expenses	18,538,450	21,854,552
Unearned premiums	32,130,738	17,174,323
Premiums receivable	(16,331,348)	(14,813,728)
Deferred acquisition costs	(1,029,845)	(1,731,579)
Deferred income taxes	(2,001,451)	962,330
Reinsurance receivable	(7,736,560)	(7,335,564)
Prepaid reinsurance premiums	(21,146,913)	(5,332,159)
Accrued investment income	(734,103)	(532,403)
Due to affiliate	(2,879,960)	(2,908,940)
Reinsurance balances payable	477,950	(1,136,290)
Current income taxes	785,998	2,872,028
Accrued expenses	(6,427,828)	(3,943,576)
Other, net	1,000,247	233,485

Net adjustments	7,077,525	(11,568,691)

Net cash provided by operating activities	10,808,646	11,454,473

Cash Flows from Investing Activities:
Purchases of fixed maturities, held to maturity	(19,222,869)	(8,396,937)
Purchases of fixed maturities, available for sale	(13,558,579)	(53,176,164)
Purchases of equity securities, available for sale	(5,020,901)	(30,672)
Maturity of fixed maturities:
Held to maturity	9,287,575	3,852,973
Available for sale	29,078,287	15,904,570
Sales of fixed maturities, available for sale	—	19,527,660
Sales of equity securities, available for sale	3,202,672	20,537,415
Net (purchases) sales of property and equipment	(5,905)	1,171,305
Sale of investment in Donegal Financial Services Corporation	—	33,922,773
Net purchases of short-term investments	(58,688,855)	(24,088,831)

Net cash (used in) provided by investing activities	(54,928,575)	9,224,092

Cash Flows from Financing Activities:
Cash dividends paid	(4,080,597)	(3,953,236)
Issuance of common stock	1,163,331	288,115
Borrowing under lines of credit	50,000,000	—
Payments on lines of credit	—	(25,000,000)

Net cash provided by (used in) financing activities	47,082,734	(28,665,121)

Net increase (decrease) in cash	2,962,805	(7,986,556)
Cash at beginning of period	49,318,930	52,594,461

Cash at end of period	$52,281,735	$44,607,905

Cash paid during period - Interest	$161,830	$325,325
Net cash paid during period - Taxes	$—	$—

See accompanying notes to consolidated financial statements.

DONEGAL GROUP INC. AND SUBSIDIARIES

(Unaudited)

Notes to Consolidated Financial Statements

1 - Organization

Donegal Mutual Insurance Company (“Donegal Mutual”) organized us as an insurance holding company on August 26, 1986. Our insurance subsidiaries, Atlantic States Insurance Company (“Atlantic States”), Southern Insurance Company of Virginia (“Southern”), the Peninsula Insurance Group (“Peninsula”), which consists of Peninsula Indemnity Company and The Peninsula Insurance Company and Michigan Insurance Company (“MICO”), write property and casualty insurance exclusively through independent insurance agents in certain Mid-Atlantic, Midwestern, New England and Southern states.

At March 31, 2020, we had three segments: our investment function, our personal lines of insurance and our commercial lines of insurance. The personal lines products of our insurance subsidiaries consist primarily of homeowners and private passenger automobile policies. The commercial lines products of our insurance subsidiaries consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies.

At March 31, 2020, Donegal Mutual held approximately 42% of our outstanding Class A common stock and approximately 84% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 71% of the total voting power of our common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to a pooling agreement and other intercompany agreements and transactions. While each company maintains its separate corporate existence, Donegal Mutual and our insurance subsidiaries conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

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

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the Securities and Exchange Commission (“SEC”) and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the three months ended March 31, 2020 or 2019. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through March 31, 2020.

2 - Basis of Presentation

Our financial information for the interim periods included in this Form 10-Q Report is unaudited; however, our financial information we include in this Form 10-Q Report reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of our management, are necessary for a fair presentation of our financial position, results of operations and cash flows for those interim periods. Our results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations we expect for the year ending December 31, 2020.

We recommend you read the interim financial statements we include in this Form 10-Q Report in conjunction with the financial statements and the notes to our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

	Three Months Ended March 31,
	2020		2019
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic earnings per share:
Numerator:
Allocation of net income	$3,064	$667	$18,843	$4,180

Denominator:
Weighted-average shares outstanding	23,260	5,577	22,850	5,577

Basic earnings per share	$0.13	$0.12	$0.82	$0.75

Diluted earnings per share:
Numerator:
Allocation of net income	$3,064	$667	$18,843	$4,180

Denominator:
Number of shares used in basic computation	23,260	5,577	22,850	5,577
Weighted-average shares effect of dilutive securities:
Director and employee stock options	188	—	71	—

Number of shares used in diluted computation	23,448	5,577	22,921	5,577

Diluted earnings per share	$0.13	$0.12	$0.82	$0.75

We did not include outstanding options to purchase the following number of shares of Class A common stock in our computation of diluted earnings per share because the exercise price of the options exceeded the average market price of our Class A common stock during the applicable periods.

	Three Months Ended March 31,
	2020	2019
Number of options to purchase Class A shares excluded	6,196,526	8,967,857

4 - Reinsurance

Atlantic States and Donegal Mutual have participated in a pooling agreement since 1986 under which they pool their direct premiums written, and Atlantic States and Donegal Mutual then share the underwriting results of the pool in accordance with the terms of the pooling agreement. Atlantic States has an 80% share of the results of the pool, and Donegal Mutual has a 20% share of the results of the pool. Donegal Mutual currently excludes from the pool its underwriting results in four Southwestern states in which Donegal Mutual markets its products together with its insurance subsidiaries as the Mountain States Insurance Group. Donegal Mutual currently plans to place the business of the Mountain States Insurance Group into the pool beginning with policies effective in 2021.

Our insurance subsidiaries and Donegal Mutual have a combined third-party reinsurance program. The coverage and parameters of the program are common to all of our insurance subsidiaries and Donegal Mutual. Our insurance subsidiaries use several different reinsurers, all of which have an A.M. Best rating of A- (Excellent) or better or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A- rating from A.M. Best. The following information describes the external reinsurance our insurance subsidiaries have in place for 2020:

•

excess of loss reinsurance, under which the losses of Donegal Mutual and our insurance subsidiaries are automatically reinsured, through a series of contracts, over a set retention of $2.0 million; and

•

catastrophe reinsurance, under which Donegal Mutual and our insurance subsidiaries recover, through a series of reinsurance agreements, 100% of an accumulation of many losses resulting from a single event, including natural disasters, over a set retention of $15.0 million up to aggregate losses of $185.0 million per occurrence.

In addition to the pooling agreement and third-party reinsurance, our insurance subsidiaries have a catastrophe reinsurance agreement with Donegal Mutual, under which each of our insurance subsidiaries recovers 100% of an accumulation of multiple losses resulting from a single event, including natural disasters, over a set retention of $2.0 million up to aggregate losses of $13.0 million per occurrence. The agreement also provides additional coverage for an accumulation of losses from a single event including a combination of our insurance subsidiaries over a combined retention of $5.0 million.

Our insurance subsidiaries and Donegal Mutual also purchase facultative reinsurance to cover certain exposures, including property exposures that exceeded the limits provided by their respective treaty reinsurance.

5 - Investments

The amortized cost and estimated fair values of our fixed maturities at March 31, 2020 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$81,198	$4,589	$—	$85,787
Obligations of states and political subdivisions	214,108	15,793	89	229,812
Corporate securities	161,681	5,041	4,199	162,523
Mortgage-backed securities	30,170	1,424	—	31,594

Totals	$487,157	$26,847	$4,288	$509,716

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$15,850	$571	$—	$16,421
Obligations of states and political subdivisions	61,607	1,868	135	63,340
Corporate securities	152,968	2,622	2,045	153,545
Mortgage-backed securities	312,136	9,141	120	321,157

Totals	$542,561	$14,202	$2,300	$554,463

At March 31, 2020, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $195.5 million and an amortized cost of $184.3 million. Our holdings at March 31, 2020 also included special revenue bonds with an aggregate fair value of $97.7 million and an amortized cost of $91.4 million. With respect to both categories of those bonds at March 31, 2020, we held no securities of any issuer that comprised more than 10% of our holdings of either bond category. Education bonds and water and sewer utility bonds represented 42% and 38%, respectively, of our total investments in special revenue bonds based on the carrying values of these investments at March 31, 2020. Many of the issuers of the special revenue bonds we held at March 31, 2020 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held at March 31, 2020 are similar to general obligation bonds.

The amortized cost and estimated fair values of our fixed maturities at December 31, 2019 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$82,916	$1,803	$69	$84,650
Obligations of states and political subdivisions	204,634	14,237	288	218,583
Corporate securities	156,398	8,275	333	164,340
Mortgage-backed securities	32,146	611	16	32,741

Totals	$476,094	$24,926	$706	$500,314

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$19,302	$82	$19	$19,365
Obligations of states and political subdivisions	55,162	1,641	7	56,796
Corporate securities	154,946	4,477	180	159,243
Mortgage-backed securities	327,429	2,857	738	329,548

Totals	$556,839	$9,057	$944	$564,952

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

We made reclassifications from available for sale to held to maturity of certain fixed maturities at fair value on November 30, 2013. We segregated within accumulated other comprehensive income the net unrealized losses of $15.1 million arising prior to the November 30, 2013 reclassifications. We are amortizing this balance over the remaining life of the related securities as an adjustment to yield in a manner consistent with the accretion of discount on the same fixed maturities. We recorded amortization of $260,368 and $270,543 in other comprehensive income during the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020 and December 31, 2019, net unrealized losses of $7.2 million and $7.5 million, respectively, remained within accumulated other comprehensive income.

We show below the amortized cost and estimated fair value of our fixed maturities at March 31, 2020 by contractual maturity. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity
Due in one year or less	$32,274	$32,482
Due after one year through five years	84,232	88,324
Due after five years through ten years	184,263	191,792
Due after ten years	156,218	165,524
Mortgage-backed securities	30,170	31,594

Total held to maturity	$487,157	$509,716

Available for sale
Due in one year or less	$33,593	$33,619
Due after one year through five years	95,836	97,160
Due after five years through ten years	89,588	90,691
Due after ten years	11,408	11,836
Mortgage-backed securities	312,136	321,157

Total available for sale	$542,561	$554,463

The cost and estimated fair values of our equity securities at March 31, 2020 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value
	(in thousands)
Equity securities	$42,523	$6,815	$3,159	$46,179

The cost and estimated fair values of our equity securities at December 31, 2019 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value
	(in thousands)
Equity securities	$43,419	$12,180	$121	$55,478

Gross investment gains and losses before applicable income taxes for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Gross investment gains:
Fixed maturities	$423	$358
Equity securities	431	5,986
Investment in affiliate	—	12,662

	854	19,006

Gross investment losses:
Fixed maturities	1	318
Equity securities	11,548	591

	11,549	909

Net investment (losses) gains	$(10,695)	$18,097

We recognized $430,676 of gains and $8.5 million of losses on equity securities we held at March 31, 2020 in net investment losses for the three months ended March 31, 2020. We recognized $6.0 million of gains and $7,040 of losses on equity securities we held at March 31, 2019 in net investment gains for the three months ended March 31, 2019.

We held fixed maturities with unrealized losses representing declines that we considered temporary at March 31, 2020 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Obligations of states and political subdivisions	$11,918	$224	$—	$—
Corporate securities	111,062	4,957	11,196	1,287
Mortgage-backed securities	5,681	59	4,287	61

Totals	$128,661	$5,240	$15,483	$1,348

We held fixed maturities with unrealized losses representing declines that we considered temporary at December 31, 2019 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$7,461	$46	$5,395	$42
Obligations of states and political subdivisions	23,339	293	2,327	2
Corporate securities	19,363	263	18,803	250
Mortgage-backed securities	28,507	56	74,089	698

Totals	$78,670	$658	$100,614	$992

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we measure investments at fair value, and we recognize changes in fair value in our results of operations. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize the impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred with respect to that security. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, issuer or geographic events that have negatively impacted the value of a security and rating agency downgrades. We held 141 debt securities that were in an unrealized loss position at March 31, 2020. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary.

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

Financial data by segment for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$101,775	$91,481
Personal lines	85,478	96,592

Premiums earned	187,253	188,073
Net investment income	7,376	7,049
Investment (losses) gains	(10,695)	18,097
Equity in earnings of DFSC	—	295
Other	977	1,200

Total revenues	$184,911	$214,714

Income before income tax expense:
Underwriting income (loss):
Commercial lines	$(566)	$(1,688)
Personal lines	4,811	2,473

SAP underwriting income	4,245	785
GAAP adjustments	1,385	551

GAAP underwriting income	5,630	1,336
Net investment income	7,376	7,049
Investment (losses) gains	(10,695)	18,097
Equity in earnings of DFSC	—	295
Other	192	68

Income before income tax (benefit) expense	$2,503	$26,845

7 - Borrowings

Lines of Credit

In March 2019, we terminated our previous credit agreement with Manufacturers and Traders Trust Company (“M&T”) and entered into a new credit agreement with M&T. The new credit agreement relates to a $30.0 million unsecured revolving line of credit. The line of credit expires in July 2020. At March 31, 2020, we had no outstanding borrowings from M&T and had the ability to borrow up to $30.0 million at interest rates equal to M&T’s current prime rate or the then-current LIBOR rate plus 2.25%. We pay a fee of 0.15% per annum on the loan commitment amount regardless of usage. The credit agreement requires our compliance with certain covenants. These covenants include minimum levels of our net worth, leverage ratio, statutory surplus and the A.M. Best ratings of our insurance subsidiaries. In addition, Atlantic States has guaranteed our payment obligations under the new credit agreement. With the exception of a requirement that we not incur any additional indebtedness beyond that which existed as of March 2019 or pursuant to the credit agreement with M&T, we complied with the requirements of the credit agreement during the three months ended March 31, 2020. M&T waived the additional indebtedness requirement prior to Atlantic States issuing additional debt to the Federal Home Loan Bank (“FHLB”) of Pittsburgh in March 2020.

Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. In August 2019, Atlantic States exchanged a variable-rate cash advance of $35.0 million that was due in March 2020 for a fixed-rate cash advance of $35.0 million that was outstanding at March 31, 2020. Atlantic States incurred a penalty of $176,000 related to the early termination of its previous cash advance. The new cash advance carries a fixed interest rate of 1.74% and is due in August 2024. In March 2020, Atlantic States Insurance Company issued $50.0 million of debt to the FHLB of Pittsburgh in exchange for a cash advance in the same amount that was outstanding at March 31, 2020. The debt carries a fixed interest rate of 0.83% and is due in March 2021. Atlantic States obtained this contingent liquidity funding in light of uncertainty surrounding the economic impact of the COVID-19 pandemic. The table below presents the amount of FHLB of Pittsburgh stock Atlantic States purchased, collateral pledged and assets related to Atlantic States’ membership in the FHLB of Pittsburgh at March 31, 2020.

FHLB of Pittsburgh stock purchased and owned	$3,639,200
Collateral pledged, at par (carrying value $107,645,543)	106,140,378
Borrowing capacity currently available	21,278,660

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

We charged compensation expense related to our stock compensation plans against income before income taxes of $330,304 and $442,653 for the three months ended March 31, 2020 and 2019, respectively, with a corresponding income tax benefit of $69,364 and $92,957, respectively. At March 31, 2020, we had $1.6 million of unrecognized compensation expense related to nonvested share-based compensation granted under our stock compensation plans that we expect to recognize over a weighted average period of approximately 1.7 years.

We received cash from option exercises under all stock compensation plans during the three months ended March 31, 2020 of $912,388. We did not receive any cash from option exercises during the three months ended March 31, 2019. We realized actual tax benefits for the tax deductions related to those option exercises of $14,657 and $0 for the three months ended March 31, 2020 and 2019, respectively.

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

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. These pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to verify that the estimates we obtain from the pricing services are representative of fair values based upon our investment personnel’s general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel regularly monitor the market, current trading ranges for similar securities and the pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, interest rates, security types and recent trading activity. Our investment personnel periodically review documentation with respect to the pricing services’ pricing methodology that they obtain to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At March 31, 2020, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at March 31, 2020, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

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

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at March 31, 2020:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$16,421	$—	$16,421	$—
Obligations of states and political subdivisions	63,340	—	63,340	—
Corporate securities	153,545	—	153,545	—
Mortgage-backed securities	321,157	—	321,157	—
Equity securities	46,179	41,826	4,353	—

Total investments in the fair value hierarchy	$600,642	$41,826	$558,816	$—

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at December 31, 2019:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$19,364	$—	$19,364	$—
Obligations of states and political subdivisions	56,796	—	56,796	—
Corporate securities	159,243	—	159,243	—
Mortgage-backed securities	329,548	—	329,548	—
Equity securities	55,478	53,124	2,354	—

Totals	$620,429	$53,124	$567,305	$—

10 - Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief and Security Act (the “CARES Act”) was signed into law. The CARES Act amended net operating loss provisions in effect prior to its enactment. The CARES Act allows for the carryback of losses arising in taxable years beginning after December 31, 2017 and before January 1, 2021 to each of the five taxable years preceding the taxable year of such loss. As a result, we will file amended tax returns to carry back net operating losses from taxable year 2018 to past tax years. We recorded a tax benefit of $1.6 million in the first quarter of 2020 in anticipation of a refund of taxes we paid in prior years as a result of the carryback.

At March 31, 2020 and December 31, 2019, respectively, we had no material unrecognized tax benefits or accrued interest and penalties. Tax years 2016 through 2019 remained open for examination at March 31, 2020. We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of our tax assets. We established a valuation allowance of $7.5 million for our net state operating loss carryforward. We have determined that we are not required to establish a valuation allowance for our other deferred tax assets of $25.0 million and $26.1 million at March 31, 2020 and December 31, 2019, respectively, because it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income and the implementation of tax planning strategies.

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

We summarize activity in our insurance subsidiaries’ liability for losses and loss expenses as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Balance at January 1	$869,674	$814,665
Less reinsurance recoverable	(362,768)	(339,267)

Net balance at January 1	506,906	475,398

Incurred related to:
Current year	121,551	127,117
Prior years	(4,304)	(4,006)

Total incurred	117,247	123,111

Paid related to:
Current year	39,689	43,232
Prior years	68,050	66,305

Total paid	107,739	109,537

Net balance at end of period	516,414	488,972
Plus reinsurance recoverable	371,798	347,548

Balance at end of period	$888,212	$836,520

Our insurance subsidiaries recognized a decrease in their liability for losses and loss expenses of prior years of $4.3 million and $4.0 million for the three months ended March 31, 2020 and 2019, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy or claims management personnel, and they have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those years. The 2020 development represented 0.8% of the December 31, 2019 net carried reserves and resulted primarily from lower-than-expected severity in nearly all lines of business, with the exception of modest higher-than-expected severity in homeowners and commercial automobile. The majority of the 2020 development related to decreases in the liability for losses and loss expenses of prior years for Atlantic States. The 2019 development represented 0.8% of the December 31, 2018 net carried reserves and resulted primarily from lower-than-expected severity in the workers’ compensation line of business. The majority of the 2019 development related to decreases in the liability for losses and loss expenses of prior years for Michigan.

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

Our insurance subsidiaries determine incurred but not reported (“IBNR”) reserves by subtracting the cumulative loss and loss expense amounts our insurance subsidiaries have paid and the case reserves our insurance subsidiaries have established at the balance sheet date from their actuaries’ estimate of the ultimate cost of losses and loss expenses. Accordingly, the IBNR reserves of our insurance subsidiaries include their actuaries’ projections of the cost of unreported claims as well as their actuaries’ projected development of case reserves on known claims and reopened claims. Our insurance subsidiaries’ methodology for estimating IBNR reserves has been in place for many years, and their actuaries made no significant changes to that methodology during the three months ended March 31, 2020.

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

In June 2016, the FASB issued guidance that amends previous guidance on the impairment of financial instruments by adding an impairment model that requires an entity to recognize expected credit losses as an allowance rather than impairments as credit losses are incurred. The intent of this guidance is to reduce complexity and result in a more timely recognition of expected credit losses. In November 2019, the FASB issued guidance that delays the effective date for “smaller reporting companies,” as defined in Item 10(f)(1) of Regulation S-K, to annual and interim reporting periods beginning after December 15, 2022 from December 15, 2019. We are a smaller reporting company and are in the process of evaluating the impact of the adoption of this guidance on our financial position, results of operations and cash flows.

In December 2019, the FASB issued guidance that simplifies accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The guidance is effective January 1, 2021, using the retrospective method or modified retrospective method for certain changes and the prospective method for all other changes, and permits early adoption. We are in the process of evaluating the impact of the adoption of this guidance on our financial position, results of operations and cash flows.

13 - Risks and Uncertainties

Beginning in March 2020, the COVID-19 pandemic resulted in significant disruptions in economic activity throughout our operating regions. COVID-19 concerns contributed to substantial declines in equity markets and a sharp decrease in market interest rates. We cannot predict at this time the ultimate impact that the economic and financial disruption related to the ongoing COVID-19 pandemic or any other future pandemic will have on our financial position, results of operations and cash flows. The impact of the following risks and uncertainties could be material:

•

the revenues of our insurance subsidiaries may decrease as a result of reduced demand for their insurance products as the ongoing economic disruption adversely impacts current and potential insurance customers;

•

our insurance subsidiaries may incur an increase in their losses and loss expenses in certain lines of business as a result of COVID-19 and related economic disruption, and such losses and loss expenses may exceed the reserves our insurance subsidiaries have established or may establish in the future;

•	our insurance subsidiaries may incur increased costs related to legal disputes over policy coverages or exclusions and their defense against litigation related to COVID-19;

•

legislative, judicial and regulatory actions may expand coverage definitions, retroactively mandate coverage or otherwise require our insurance subsidiaries to pay losses for damages that their policies explicitly excluded or did not intend to cover;

•

legislative, judicial and regulatory actions may require our insurance subsidiaries to reduce or refund premiums, suspend cancellation of policies for non-payment of premiums or otherwise grant extended grace periods and time allowances for the payment of premium balances due to them;

•

our insurance subsidiaries may not be able to collect premium balances due to them, resulting in reduced operating cash flows and an increase in premium write-offs that would increase their operating expenses;

•	our insurance subsidiaries may suffer declines in the market values of their investments as a result of financial market volatility related to COVID-19 concerns and related economic disruption; and

•	our insurance subsidiaries may experience declines in investment income as a result of lower interest rates that may be available upon reinvestment of the proceeds of maturing investments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We recommend that you read the following information in conjunction with the historical financial information and the footnotes to that financial information we include in this Quarterly Report on Form 10-Q. We also recommend you read Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced an increase in claims severity and a lengthening of the claim settlement periods on bodily injury claims during the past several years. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on bodily injury claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at March 31, 2020. For every 1% change in our insurance subsidiaries’ loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $5.2 million.

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

Our insurance subsidiaries’ unpaid liability for losses and loss expenses by major line of business at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Commercial lines:
Automobile	$134,407	$126,224
Workers’ compensation	111,853	109,060
Commercial multi-peril	104,063	102,424
Other	10,195	9,115

Total commercial lines	360,518	346,823

Personal lines:
Automobile	129,689	132,191
Homeowners	20,999	23,494
Other	5,208	4,398

Total personal lines	155,896	160,083

Total commercial and personal lines	516,414	506,906
Plus reinsurance recoverable	371,798	362,768

Total liability for unpaid losses and loss expenses	$888,212	$869,674

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

The following table sets forth the estimated effect on our insurance subsidiaries’ unpaid loss and loss expense reserves and our stockholders’ equity in the event of reasonably likely changes in the variables we considered in establishing the loss and loss expense reserves of our insurance subsidiaries:

Percentage Change in Loss and Loss Expense Reserves Net of Reinsurance	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at March 31, 2020	Percentage Change in Stockholders’ Equity at March 31, 2020(1)	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2019	Percentage Change in Stockholders’ Equity at December 31, 2019(1)
(dollars in thousands)
(10.0)%	$464,773	8.9%	$456,215	8.9%
(7.5)	477,683	6.7	468,888	6.7
(5.0)	490,593	4.4	481,561	4.4
(2.5)	503,504	2.2	494,233	2.2
Base	516,414	—	506,906	—
2.5	529,324	(2.2)	519,579	(2.2)
5.0	542,235	(4.4)	532,251	(4.4)
7.5	555,145	(6.7)	544,924	(6.7)
10.0	568,055	(8.9)	557,597	(8.9)

(1)	Net of income tax effect.

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

The following table provides a reconciliation of our net premiums earned to our net premiums written for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Net premiums earned	$187,253	$188,073
Change in net unearned premiums	10,984	11,842

Net premiums written	$198,237	$199,915

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

Combined Ratios

The following table presents comparative details with respect to our GAAP and statutory combined ratios for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
GAAP Combined Ratios (Total Lines)
Loss ratio (non-weather)	58.9%	60.4%
Loss ratio (weather-related)	3.7	5.1
Expense ratio	33.4	32.6
Dividend ratio	1.0	1.2

Combined ratio	97.0%	99.3%

Statutory Combined Ratios
Commercial lines:
Automobile	117.4%	116.5%
Workers’ compensation	90.1	88.8
Commercial multi-peril	89.1	90.9
Other	64.2	65.2
Total commercial lines	96.0	96.4
Personal lines:
Automobile	100.0	101.3
Homeowners	90.7	95.4
Other	66.5	70.3
Total personal lines	94.7	97.8
Total commercial and personal lines	95.4	97.1

Results of Operations - Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the first three months of 2020 were $187.3 million, a decrease of $820,464, or 0.4%, compared to $188.1 million for the first three months of 2019, primarily reflecting decreases in net premiums written during 2020 and 2019.

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the three months ended March 31, 2020 were $198.2 million, a decrease of $1.7 million, or 0.8%, from the $199.9 million of net premiums written for the first three months of 2019. Commercial lines net premiums written increased $8.0 million, or 7.1%, for the first three months of 2020 compared to the first three months of 2019. We attribute the increase in commercial lines net premiums written primarily to increased writings of new commercial accounts and premium rate increases throughout 2019 and 2020. Personal lines net premiums written decreased $9.7 million, or 11.2%, for the first three months of 2020 compared to the first three months of 2019. We attribute the decrease in personal lines net premiums written primarily to net attrition as a result of underwriting measures our insurance subsidiaries have implemented to slow new policy growth and to increase pricing on renewal policies, partially offset by premium rate increases our insurance subsidiaries have implemented.

Investment Income. Our net investment income increased to $7.4 million for the first three months of 2020, compared to $7.0 million for the first three months of 2019. We attribute the increase primarily to an increase in average invested assets.

Net Investment (Losses) Gains. Net investment losses for the first three months of 2020 were $10.7 million, compared to net investment gains of $18.1 million for the first three months of 2019. The net investment losses for the first three months of 2020 resulted primarily from unrealized losses within our equity securities portfolio due to a sharp decline in equity markets at March 31, 2020. The net investment gains for the first three months of 2019 included $12.7 million from the sale of DFSC and $6.0 million related to unrealized gains within our equity securities portfolio and a limited partnership that invests in equity securities. We did not recognize any impairment losses in our investment portfolio during the first three months of 2020 or 2019.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned was 62.6% for the first three months of 2020, a decrease from our insurance subsidiaries’ loss ratio of 65.5% for the first three months of 2019. Weather-related losses of $6.9 million for the first three months of 2020, or 3.7 percentage points of the loss ratio, decreased from $9.7 million, or 5.1 percentage points of the loss ratio, for the first three months of 2019. Weather-related loss activity for the first quarter of 2020 was lower than our previous five-year average of $10.7 million for first-quarter weather-related losses. On a statutory basis, our insurance subsidiaries’ commercial lines loss ratio was 62.7% for the first three months of 2020, compared to 63.8% for the first three months of 2019, primarily due to a decrease in the commercial multiple-peril loss ratio. The personal lines statutory loss ratio of our insurance subsidiaries decreased to 63.2% for the first three months of 2020, compared to 66.5% for the first three months of 2019. We attribute this decrease primarily to decreases in the homeowners and personal automobile loss ratios. Our insurance subsidiaries experienced favorable loss reserve development of approximately $4.3 million and $4.0 million during the first three months of 2020 and 2019, respectively.

Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 33.4% for the first three months of 2020, compared to 32.6% for the first three months of 2019. We attribute the increase to higher underwriting-based incentive costs and increased technology system-related expenses for the first three months of 2020 compared to the first three months of 2019.

Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were 97.0% and 99.3% for the first three months ended March 31, 2020 and 2019, respectively. We attribute the decrease in the combined ratio to a decrease in the loss ratio for the first three months of 2020 compared to the first three months of 2019.

Interest Expense. Our interest expense for the first three months of 2020 was $224,330, compared to $565,292 for the first three months of 2019. We attribute the decrease primarily to lower average interest rates for borrowings under our lines of credit during the first three months of 2020 compared to the first three months of 2019.

Income Taxes. We recorded an income tax benefit of $1.2 million for the first three months of 2020, which primarily reflected a $1.6 million income tax benefit during the first quarter of 2020 related to the anticipated carryback of 2018 net operating losses to past tax years with higher statutory income tax rates than are currently in effect, as allowed under the Coronavirus Aid, Relief and Economic Security Act that was enacted in March 2020. We recorded income tax expense of $3.8 million for the first three months of 2019, representing an effective tax rate of 14.2%. The income tax expense and effective tax rate for the first three months of 2019 represented an estimate based on our projected annual taxable income.

Net Income and Income Per Share. Our net income for the first three months of 2020 was $3.7 million, or $.13 per share of Class A common stock and $.12 per share of Class B common stock, compared to $23.0 million, or $.82 per share of Class A common stock and $.75 per share of Class B common stock, for the first three months of 2019. We had 23.3 million and 22.9 million Class A shares outstanding at March 31, 2020 and 2019, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as such obligations and needs arise. Our major sources of funds from operations are the net cash flows we generate from our insurance subsidiaries’ underwriting results, investment income and investment maturities.

Our operations have historically generated sufficient net positive cash flow to fund our commitments and add to our investment portfolio, thereby increasing future investment returns and enhancing our liquidity. The impact of the pooling agreement between Donegal Mutual and Atlantic States has historically been cash-flow positive because of the consistent underwriting profitability of the pool. Donegal Mutual and Atlantic States settle their respective obligations to each other under the pool monthly, thereby resulting in cash flows substantially similar to the cash flows that would result from each company writing the business directly. We have not experienced any unusual variations in the timing of claim payments associated with the loss reserves of our insurance subsidiaries. We maintain significant liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective, thereby providing an additional measure of liquidity to meet our obligations should an unexpected variation occur in the future. Our operating activities provided net cash flows in the first three months of 2020 and 2019 of $10.8 million and $11.5 million, respectively.

At March 31, 2020, we had no outstanding borrowings under our line of credit with M&T and had the ability to borrow up to $30.0 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus 2.25%. At March 31, 2020, Atlantic States had $85.0 million in outstanding advances with the FHLB of Pittsburgh, consisting of a $35.0 million advance that carries a fixed interest rate of 1.74% and a $50.0 million advance that carries a fixed interest rate of 0.83%. In March 2020, Atlantic States Insurance Company issued $50.0 million of debt to the FHLB of Pittsburgh in exchange for a cash advance in the same amount. Atlantic States obtained this contingent liquidity funding in light of uncertainty surrounding the economic impact of the COVID-19 pandemic.

The following table shows our expected payments for significant contractual obligations at March 31, 2020:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Net liability for unpaid losses and loss expenses of our insurance subsidiaries	$516,414	$230,595	$247,762	$18,623	$19,434
Subordinated debentures	5,000	—	—	—	5,000
Borrowings under lines of credit	85,000	50,000	—	35,000	—

Total contractual obligations	$606,414	$280,595	$247,762	$53,623	$24,434

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

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the SEC and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the three months ended March 31, 2020 or 2019. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through March 31, 2020.

On April 15, 2020, our board of directors declared quarterly cash dividends of 15.0 cents per share of our Class A common stock and 13.25 cents per share of our Class B common stock, payable on May 15, 2020 to our stockholders of record as of the close of business on May 1, 2020. We are not subject to any restrictions on our payment of dividends to our stockholders, although there are state law restrictions on the payment of dividends by our insurance subsidiaries to us. Dividends from our insurance subsidiaries are our principal source of cash for payment of dividends to our stockholders. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk based capital (“RBC”) requirements that limit their ability to pay dividends to us. Our insurance subsidiaries’ statutory capital and surplus at December 31, 2019 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin. Our insurance subsidiaries did not pay any dividends to us during the first three months of 2020. Amounts remaining available for distribution to us as dividends from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities in 2020 are $25.9 million from Atlantic States, $5.4 million from Southern, $2.0 million from Peninsula and $6.6 million from MICO, or a total of approximately $39.9 million.

At March 31, 2020, we had no material commitments for capital expenditures.

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

Other than interest rate and pricing fluctuations related the COVID-19 pandemic, there have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2019 through March 31, 2020.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at March 31, 2020, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information we are required to disclose in the reports that we file or submit under the Exchange Act, and our disclosure controls and procedures were also effective to ensure that information we disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to affect materially, our internal control over financial reporting.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

We base all statements contained in this Quarterly Report on Form 10-Q that are not historic facts on our current expectations. Such statements are forward-looking in nature (as defined in the Private Securities Litigation Reform Act of 1995) and necessarily involve risks and uncertainties. Forward-looking statements we make may be identified by our use of words such as “will,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “seeks,” “estimates” and similar expressions. Our actual results could vary materially from our forward-looking statements. The factors that could cause our actual results to vary materially from the forward-looking statements we have previously made include, but are not limited to, prolonged economic challenges resulting from the COVID-19 pandemic and related business shutdown, adverse and catastrophic weather events, our ability to maintain profitable operations, the adequacy of the loss and loss expense reserves of our insurance subsidiaries, the availability and successful operation of the information technology systems our insurance subsidiaries utilize, the successful development of new information technology systems to allow our insurance subsidiaries to compete effectively, business and economic conditions in the areas in which we and our insurance subsidiaries operate, interest rates, competition from various insurance and other financial businesses, terrorism, the availability and cost of reinsurance, legal and judicial developments including those related to COVID-19 business interruption coverage exclusions, adverse litigation and other industry trends that could increase our loss costs, changes in regulatory requirements, changes in our A.M. Best rating, our ability to integrate and manage successfully the companies we may acquire from time to time and the other risks that we describe from time to time in our filings with the SEC. We disclaim any obligation to update such statements or to announce publicly the results of any revisions that we may make to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Part II. Other Information

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Our business, results of operations and financial condition, and, therefore, the value of our Class A common stock and our Class B common stock, are subject to a number of risks. For a description of certain risks, we refer to “Risk Factors” in our 2019 Annual Report on Form 10-K that we filed with the SEC on March 6, 2020. Other than the information we discuss below, there have been no material changes in the risk factors we disclosed in that Form 10-K Report during the three months ended March 31, 2020.

The emergence of COVID-19 has impacted the business operations of our insurance subsidiaries, and economic disruption related to the ongoing COVID-19 pandemic may adversely affect our revenues, profitability, results of operations, cash flows, liquidity and financial condition.

Beginning in March 2020, the COVID-19 pandemic resulted in significant disruptions in economic activity throughout our operating regions. COVID-19 concerns contributed to substantial declines in equity markets and a sharp decrease in market interest rates. We cannot predict at this time the ultimate impact that the economic and financial disruption related to the ongoing COVID-19 pandemic or any other future pandemic will have on us. Risks related to COVID-19 include, but are not limited to, the following:

•

The business operations of our insurance subsidiaries could be disrupted by the illness of significant numbers of their employees and remedial efforts that would be required upon discovery of exposure to COVID-19 within their facilities.

•

The business operations of our insurance subsidiaries are dependent upon technology systems for which regular physical access is required to maintain critical operational capabilities. The business operations of our insurance subsidiaries would be adversely impacted by government mandates requiring closure of facilities where those technology systems are located or restricting physical access to such facilities.

•

The revenues of our insurance subsidiaries may decrease as a result of reduced demand for their insurance products as the ongoing economic disruption adversely impacts current and potential insurance customers.

•

Our insurance subsidiaries may incur an increase in their losses and loss expenses in certain lines of business as a result of COVID-19 and related economic disruption, and such losses and loss expenses may exceed the reserves our insurance subsidiaries have established or may establish in the future.

•	Our insurance subsidiaries may incur increased costs related to legal disputes over policy coverages or exclusions and their defense against litigation related to COVID-19.

•

Legislative, judicial and regulatory actions may expand coverage definitions, retroactively mandate coverage or otherwise require our insurance subsidiaries to pay losses for damages that their policies explicitly excluded or did not intend to cover.

•

Legislative, judicial and regulatory actions may require our insurance subsidiaries to reduce or refund premiums, suspend cancellation of policies for non-payment of premiums or otherwise grant extended grace periods and time allowances for the payment of premium balances due to them.

•

Our insurance subsidiaries may not be able to collect premium balances due to them, resulting in reduced operating cash flows and an increase in premium write-offs that would increase their operating expenses.

•	Our insurance subsidiaries may suffer declines in the market values of their investments as a result of financial market volatility related to COVID-19 concerns and related economic disruption.

•	Our insurance subsidiaries may experience declines in investment income as a result of lower interest rates that may be available upon reinvestment of the proceeds of maturing investments.

•

Economic disruption related to COVID-19 could result in significant declines in the credit quality of issuers, ratings downgrades or changes in financial market conditions and regulatory changes that might adversely impact the value of the fixed-maturity investments of our insurance subsidiaries own.

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

DONEGAL GROUP INC.

May 8, 2020	By:	/s/ Kevin G. Burke
Kevin G. Burke, President and Chief Executive Officer

May 8, 2020	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Executive Vice President and Chief Financial Officer