Form 10-Q
period 2020-06-30
DONEGAL GROUP INC
filed 2020-08-05
CIK 800457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,533,853 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on July 31, 2020.

DONEGAL GROUP INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Donegal Group Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost	$519,731,423	$476,093,782
Available for sale, at fair value	569,942,279	564,951,803
Equity securities, at fair value	52,703,395	55,477,556
Short-term investments, at cost, which approximates fair value	51,342,125	14,030,222

Total investments	1,193,719,222	1,110,553,363
Cash	71,777,366	49,318,930
Accrued investment income	7,663,852	7,066,029
Premiums receivable	187,450,180	165,732,949
Reinsurance receivable	379,340,802	367,021,468
Deferred policy acquisition costs	62,150,533	59,284,859
Deferred tax asset, net	6,729,689	8,514,311
Prepaid reinsurance premiums	174,958,995	142,475,767
Property and equipment, net	4,396,529	4,558,072
Accounts receivable - securities	6,440	4,961
Goodwill	5,625,354	5,625,354
Other intangible assets	958,010	958,010
Other	1,369,687	2,047,058

Total assets	$2,096,146,659	$1,923,161,131

Liabilities and Stockholders’ Equity
Liabilities
Unpaid losses and loss expenses	$901,823,622	$869,673,849
Unearned premiums	562,943,939	510,147,485
Accrued expenses	23,448,271	28,453,744
Reinsurance balances payable	2,260,482	2,116,084
Borrowings under lines of credit	85,000,000	35,000,000
Cash dividends declared to stockholders	—	4,075,234
Subordinated debentures	5,000,000	5,000,000
Accounts payable - securities	6,160,309	1,119
Income taxes payable	4,978,351	84,831
Due to affiliate	8,015,859	10,069,171
Other	8,656,492	7,524,095

Total liabilities	1,608,287,325	1,472,145,612

Stockholders’ Equity
Preferred stock, $.01 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 50,000,000 shares, issued 26,513,779 and 26,203,935 shares and outstanding 23,511,191 and 23,201,347 shares	265,138	262,040
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	273,175,488	268,151,601
Accumulated other comprehensive income	10,367,225	504,170
Retained earnings	245,221,348	223,267,573
Treasury stock, at cost	(41,226,357)	(41,226,357)

Total stockholders’ equity	487,859,334	451,015,519

Total liabilities and stockholders’ equity	$2,096,146,659	$1,923,161,131

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,
	2020	2019
Revenues:
Net premiums earned	$184,373,768	$188,763,313
Investment income, net of investment expenses	7,172,144	7,289,652
Net investment gains (includes $14,493 and $13,150 accumulated other comprehensive income reclassifications)	6,485,896	1,566,157
Lease income	109,205	112,155
Installment payment fees	758,759	1,057,677

Total revenues	198,899,772	198,788,954

Expenses:
Net losses and loss expenses	105,349,019	131,507,280
Amortization of deferred policy acquisition costs	29,634,000	30,925,000
Other underwriting expenses	33,567,266	28,208,336
Policyholder dividends	1,683,658	1,969,490
Interest	428,092	303,423
Other expenses, net	249,688	337,894

Total expenses	170,911,723	193,251,423

Income before income tax expense	27,988,049	5,537,531
Income tax expense (includes $3,044 and $2,762 income tax expense from reclassification items)	5,309,271	749,077

Net income	$22,678,778	$4,788,454

Earnings per common share:
Class A common stock - basic	$0.80	$0.17
Class A common stock - diluted	$0.79	$0.17

Class B common stock - basic and diluted	$0.72	$0.15

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,
	2020	2019
Net income	$22,678,778	$4,788,454
Other comprehensive income, net of tax
Unrealized gain on securities:
Unrealized holding gain during the period, net of income tax expense of $1,774,279 and $1,593,511	6,674,664	5,932,595
Reclassification adjustment for gains included in net income, net of income tax expense of $3,044 and $2,762	(11,449)	(10,388)

Other comprehensive income	6,663,215	5,922,207

Comprehensive income	$29,341,993	$10,710,661

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Revenues:
Net premiums earned	$371,626,546	$376,836,555
Investment income, net of investment expenses	14,548,428	14,338,155
Net investment (losses) gains (includes $436,328 and $52,414 accumulated other comprehensive income reclassifications)	(4,208,947)	19,663,270
Lease income	218,472	223,254
Installment payment fees	1,626,479	2,146,594
Equity in earnings of Donegal Financial Services Corporation	—	295,000

Total revenues	383,810,978	413,502,828

Expenses:
Net losses and loss expenses	222,595,545	254,617,936
Amortization of deferred policy acquisition costs	59,571,000	61,517,000
Other underwriting expenses	66,164,895	58,893,219
Policyholder dividends	3,525,658	4,319,138
Interest	652,422	868,715
Other expenses, net	810,238	904,265

Total expenses	353,319,758	381,120,273

Income before income tax expense	30,491,220	32,382,555
Income tax expense (includes $91,629 and $11,007 income tax expense from reclassification items)	4,081,321	4,570,937

Net income	$26,409,899	$27,811,618

Earnings per common share:
Class A common stock - basic	$0.93	$1.00

Class A common stock - diluted	$0.92	$0.99

Class B common stock - basic and diluted	$0.84	$0.90

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Net income	$26,409,899	$27,811,618
Other comprehensive income, net of tax
Unrealized gain on securities:
Unrealized holding gain during the period, net of income tax expense of $2,713,454 and $3,304,733	10,207,754	12,432,087
Reclassification adjustment for gains included in net income, net of income tax expense of $91,629 and $11,007	(344,699)	(41,407)

Other comprehensive income	9,863,055	12,390,680

Comprehensive income	$36,272,954	$40,202,298

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)
Six Months Ended June 30, 2020

	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2019	26,203,935	5,649,240	$262,040	$56,492	$268,151,601	$504,170	$223,267,573	$(41,226,357)	$451,015,519
Issuance of common stock (stock compensation plans)	28,924	—	289	—	376,539	—	—	—	376,828
Share-based compensation	67,087	—	671	—	1,242,315	—	—	—	1,242,986
Net income	—	—	—	—	—	—	3,731,121	—	3,731,121
Cash dividends declared	—	—	—	—	—	—	(5,363)	—	(5,363)
Grant of stock options	—	—	—	—	118,525	—	(118,525)	—	—
Other comprehensive income	—	—	—	—	—	3,199,840	—	—	3,199,840

Balance, March 31, 2020	26,299,946	5,649,240	$263,000	$56,492	$269,888,980	$3,704,010	$226,874,806	$(41,226,357)	$459,560,931

Issuance of common stock (stock compensation plans)	52,964	—	530	—	720,018	—	—	—	720,548
Share-based compensation	160,869	—	1,608	—	2,490,136	—	—	—	2,491,744
Net income	—	—	—	—	—	—	22,678,778	—	22,678,778
Cash dividends declared	—	—	—	—	—	—	(4,255,882)	—	(4,255,882)
Grant of stock options	—	—	—	—	76,354	—	(76,354)	—	—
Other comprehensive income	—	—	—	—	—	6,663,215	—	—	6,663,215

Balance, June 30, 2020	26,513,779	5,649,240	$265,138	$56,492	$273,175,488	$10,367,225	$245,221,348	$(41,226,357)	$487,859,334

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

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net income	$26,409,899	$27,811,618

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	3,502,046	3,013,417
Net investment losses (gains)	4,208,947	(19,663,270)
Equity in earnings of Donegal Financial Services Corporation	—	(295,000)
Changes in assets and liabilities:
Losses and loss expenses	32,149,773	30,617,211
Unearned premiums	52,796,454	29,470,779
Premiums receivable	(21,717,231)	(19,555,531)
Deferred acquisition costs	(2,865,674)	(3,659,349)
Deferred income taxes	(837,202)	272,997
Reinsurance receivable	(12,319,334)	(14,260,221)
Prepaid reinsurance premiums	(32,483,228)	(8,589,599)
Accrued investment income	(597,823)	(737,007)
Due to affiliate	(2,053,312)	(4,864,419)
Reinsurance balances payable	144,398	(1,336,217)
Current income taxes	4,893,520	2,072,938
Accrued expenses	(5,005,473)	(261,869)
Other, net	1,809,764	1,154,221

Net adjustments	21,625,625	(6,620,919)

Net cash provided by operating activities	48,035,524	21,190,699

Cash Flows from Investing Activities:
Purchases of fixed maturities, held to maturity	(55,313,641)	(38,094,242)
Purchases of fixed maturities, available for sale	(81,210,780)	(88,098,117)
Purchases of equity securities, available for sale	(5,071,801)	(12,356,474)
Maturity of fixed maturities:
Held to maturity	18,812,367	6,656,093
Available for sale	70,379,590	41,569,635
Sales of fixed maturities, available for sale	15,251,996	20,548,077
Sales of equity securities, available for sale	3,202,672	37,071,301
Net sales (purchases) of property and equipment	32,107	(129,877)
Sale of investment in Donegal Financial Services Corporation	—	33,922,773
Net purchases of short-term investments	(37,311,903)	(7,704,029)

Net cash used in investing activities	(71,229,393)	(6,614,860)

Cash Flows from Financing Activities:
Cash dividends paid	(8,336,479)	(7,985,652)
Issuance of common stock	3,988,784	1,760,919
Borrowing under lines of credit	50,000,000	—
Payments on lines of credit	—	(25,000,000)

Net cash provided by (used in) financing activities	45,652,305	(31,224,733)

Net increase (decrease) in cash	22,458,436	(16,648,894)
Cash at beginning of period	49,318,930	52,594,461

Cash at end of period	$71,777,366	$35,945,567

Cash paid during period - Interest	$664,342	$321,585
Net cash paid during period - Taxes	$—	$2,200,000
See accompanying notes to consolidated financial statements.

DONEGAL GROUP INC. AND SUBSIDIARIES
(Unaudited)
Notes to Consolidated Financial Statements
1 -	Organization
Donegal Mutual Insurance Company (“Donegal Mutual”) organized us as an insurance holding company on August 26, 1986. Our insurance subsidiaries, Atlantic States Insurance Company (“Atlantic States”), Southern Insurance Company of Virginia (“Southern”), the Peninsula Insurance Group (“Peninsula”), which consists of Peninsula Indemnity Company and The Peninsula Insurance Company
,
and Michigan Insurance Company (“MICO”), write property and casualty insurance exclusively through independent insurance agents in certain
Mid-Atlantic,
Midwestern, New England and Southern states.
At June 30, 2020, we had three segments: our investment function, our personal lines of insurance and our commercial lines of insurance. The personal lines products of our insurance subsidiaries consist primarily of homeowners and private passenger automobile policies. The commercial lines products of our insurance subsidiaries consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies.
At June 30, 2020, Donegal Mutual held approximately
42
% of our outstanding Class A common stock and approximately
84% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately
71
% of the total voting power of our common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to a pooling agreement and other intercompany agreements and transactions. While each company maintains its separate corporate existence, Donegal Mutual and our insurance subsidiaries conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.
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
On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the Securities and Exchange Commission (“SEC”) and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the six months ended June 30, 2020 or 2019. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through June 30, 2020.

2 -	Basis of Presentation
Our financial information for the interim periods included in this Form
10-Q
Report is unaudited; however, our financial information we include in this Form
10-Q
Report reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of our management, are necessary for a fair presentation of our financial position, results of operations and cash flows for those interim periods. Our results of operations for the six months ended June 30, 2020 are not necessarily indicative of the results of operations we expect for the year ending December 31, 2020.
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

	Three Months Ended June 30,
	2020		2019
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic earnings per share:
Numerator:
Allocation of net income	$18,665	$4,014	$3,941	$848

Denominator:
Weighted-average shares outstanding	23,451	5,577	22,933	5,577

Basic earnings per share	$0.80	$0.72	$0.17	$0.15

Diluted earnings per share:
Numerator:
Allocation of net income	$18,665	$4,014	$3,941	$848

Denominator:
Number of shares used in basic computation	23,451	5,577	22,933	5,577
Weighted-average shares effect of dilutive securities:
Director and employee stock options	199	—	200	—

Number of shares used in diluted computation	23,650	5,577	23,133	5,577

Diluted earnings per share	$0.79	$0.72	$0.17	$0.15

	Six Months Ended June 30,
	2020		2019
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic earnings per share:
Numerator:
Allocation of net income	$21,721	$4,689	$22,790	$5,022

Denominator:
Weighted-average shares outstanding	23,356	5,577	22,892	5,577

Basic earnings per share	$0.93	$0.84	$1.00	$0.90

Diluted earnings per share:
Numerator:
Allocation of net income	$21,721	$4,689	$22,790	$5,022

Denominator:
Number of shares used in basic computation	23,356	5,577	22,892	5,577
Weighted-average shares effect of dilutive securities:
Director and employee stock options	193	—	135	—

Number of shares used in diluted computation	23,549	5,577	23,027	5,577

Diluted earnings per share	$0.92	$0.84	$0.99	$0.90

We did not include outstanding options to purchase the following number of shares of Class A common stock in our computation of diluted earnings per share because the exercise price of the options exceeded the average market price of our Class A common stock during the applicable periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Number of options to purchase Class A shares excluded	6,183,992	5,531,561	6,183,992	5,417,725
4 -	Reinsurance
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
Our insurance subsidiaries and Donegal Mutual have a combined third-party reinsurance program. The coverage and parameters of the program are common to all of our insurance subsidiaries and Donegal Mutual. Our insurance subsidiaries and Donegal
Mutual

use several different reinsurers
. They require their reinsurers to maintain
an A.M. Best rating of
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
The amortized cost and estimated fair values of our fixed maturities at June
30
,
2020
were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$73,824	$4,619	$—	$78,443
Obligations of states and political subdivisions	252,121	19,442	223	271,340
Corporate securities	165,640	14,078	1,085	178,633
Mortgage-backed securities	28,146	1,478	—	29,624

Totals	$519,731	$39,617	$1,308	$558,040

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$14,847	$550	$—	$15,397
Obligations of states and political subdivisions	60,906	2,189	—	63,095
Corporate securities	204,155	8,477	461	212,171
Mortgage-backed securities	270,271	9,041	33	279,279

Totals	$550,179	$20,257	$494	$569,942

At June 30, 2020, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $
217.7
 million and an amortized cost of $
204.3
 million. Our holdings at June 30, 2020 also included special revenue bonds with an aggregate fair value of $
116.7
 million and an amortized cost of $
108.7
 million. With respect to both categories of those bonds at June 30, 2020, we held no securities of any issuer that comprised more than 10% of our holdings of either bond category. Education bonds and water and sewer utility bonds represented
45
% and
40
%, respectively, of our total investments in special revenue bonds based on the carrying values of these investments at June 30, 2020. Many of the issuers of the special revenue bonds we held at June 30, 2020 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held at June 30, 2020 are similar to general obligation bonds.

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
We made reclassifications from available for sale to held to maturity of certain fixed maturities at fair value on November 30, 2013. We segregated within accumulated other comprehensive income the net unrealized losses of $15.1 million arising prior to the November 30, 2013 reclassifications. We are amortizing this balance over the remaining life of the related securities as an adjustment to yield in a manner consistent with the accretion of discount on the same fixed maturities. We recorded amortization of $
833,690
and $568,486 in other comprehensive income during the six months ended June 30, 2020 and 2019, respectively. At June 30, 2020 and December 31, 2019, net unrealized losses of $
6.6
 million and $7.5 million, respectively, remained within accumulated other comprehensive income.

We show below the amortized cost and estimated fair value of our fixed maturities at June 30, 2020 by contractual maturity.
Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity
Due in one year or less	$32,774	$33,145
Due after one year through five years	85,516	91,701
Due after five years through ten years	180,630	195,464
Due after ten years	192,665	208,106
Mortgage-backed securities	28,146	29,624

Total held to maturity	$519,731	$558,040

Available for sale
Due in one year or less	$58,794	$59,296
Due after one year through five years	100,488	105,594
Due after five years through ten years	99,183	103,688
Due after ten years	21,443	22,085
Mortgage-backed securities	270,271	279,279

Total available for sale	$550,179	$569,942

The cost and estimated fair values of our equity securities at June 30, 2020 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value
	(in thousands)
Equity securities	$42,574	$11,495	$1,366	$52,703
The cost and estimated fair values of our equity securities at December 31, 2019 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value
	(in thousands)
Equity securities	$43,419	$12,180	$121	$55,478
Gross investment gains and losses before applicable income taxes for the three and six
months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Gross investment gains:
Fixed maturities	$229	$14	$652	$372
Equity securities	6,474	1,586	3,355	7,572
Investment in affiliate	—	—	—	12,662

	6,703	1,600	4,007	20,606

Gross investment losses:
Fixed maturities	217	2	218	320
Equity securities	—	32	7,998	623

	217	34	8,216	943

Net investment gains (losses)	$6,486	$1,566	$(4,209)	$19,663

We recognized $
3.4

million
of gains and $4.9 million of losses on equity securities we held at June 30, 2020 in net investment losses for the six months ended June 30, 2020. We recognized $6.2 million of gains and $39,898 of losses on equity securities we held at June 30, 2019 in net investment gains for the six months ended June 30, 2019.
1
2

We held fixed maturities with unrealized losses representing declines that we considered temporary at June 30, 2020 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Obligations of states and political subdivisions	$7,058	$223	$—	$—
Corporate securities	44,522	696	7,195	850
Mortgage-backed securities	1,674	32	459	1

Totals	$53,254	$951	$7,654	$851

We held fixed maturities with unrealized losses representing declines that we considered temporary at December 31, 2019 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$7,461	$46	$5,395	$42
Obligations of states and political subdivisions	23,339	293	2,327	2
Corporate securities	19,363	263	18,803	250
Mortgage-backed securities	28,507	56	74,089	698

Totals	$78,670	$658	$100,614	$992

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we measure investments at fair value, and we recognize changes in fair value in our results of operations. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize the impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred with respect to that security. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, issuer or geographic events that have negatively impacted the value of a security and rating agency downgrades. We held
52
debt securities that were in an unrealized loss position at June 30, 2020. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary.
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
Financial data by segment for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30,
	2020	2019
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$101,870	$94,788
Personal lines	82,504	93,975

Premiums earned	184,374	188,763
Net investment income	7,172	7,290
Investment gains	6,486	1,566
Other	868	1,170

Total revenues	$198,900	$198,789

Income before income tax expense:
Underwriting income (loss):
Commercial lines	$4,472	$4,113
Personal lines	8,290	(9,238)

SAP underwriting income ( loss )	12,762	(5,125)
GAAP adjustments	1,378	1,278

GAAP underwriting income ( loss )	14,140	(3,847)
Net investment income	7,172	7,290
Investment gains	6,486	1,566
Other	190	529

Income before income tax expense	$27,988	$5,538

1
4

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$203,645	$186,269
Personal lines	167,982	190,568

Premiums earned	371,627	376,837
Net investment income	14,548	14,338
Investment (losses) gains	(4,209)	19,663
Equity in earnings of DFSC	—	295
Other	1,845	2,370

Total revenues	$383,811	$413,503

Income before income tax expense:
Underwriting income (loss):
Commercial lines	$3,906	$2,425
Personal lines	13,101	(6,765)

SAP underwriting income (loss)	17,007	(4,340)
GAAP adjustments	2,762	1,829

GAAP underwriting income (loss)	19,769	(2,511)
Net investment income	14,548	14,338
Investment (losses) gains	(4,209)	19,663
Equity in earnings of DFSC	—	295
Other	383	598

Income before income tax expense	$30,491	$32,383

7 -	Borrowings
Lines of Credit
At June 30, 2020,
we
had a
credit agreement with Manufacturers and Traders Trust Company (“M&T”)
that related
to
a $30.0 million unsecured revolving line of credit. The line of credit expire
d

o
n July 31, 2020. At June 30, 2020, we had no outstanding borrowings from M&T and had the ability to borrow up to $30.0 million at interest rates equal to M&T’s current prime rate or the then-current LIBOR rate plus 2.25%.  The credit agreement required our compliance with certain covenants. These covenants included minimum levels of our net worth, leverage ratio, statutory surplus and the A.M. Best ratings of our insurance subsidiaries. With the exception of a requirement that we not incur any additional indebtedness beyond that which existed as of March 2019 or pursuant to the credit agreement with M&T, we complied with the requirements of the credit agreement during the six months ended June 30, 2020. M&T waived the addi tional indebtedness requirement prior to Atlantic States issuing additional debt to the Federal Home Loan Bank (“FHLB”) of Pittsburgh in March 2020. Effective August 1, 2020, we entered into a new credit agreement with M&T that relates to a $20.0 million unsecured demand line of credit. The line of credit has no expiration date, no annual fees and no covenants. We have the ability to borrow up to $20.0 million at interest rates equal to the then-current LIBOR rate plus 2.00%.

Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. In August 2019, Atlantic States exchanged a variable-rate cash advance of $35.0 million that was due in March 2020 for a fixed-rate cash advance of $35.0 million that was outstanding at June 30, 2020. Atlantic States incurred a penalty of $176,000 related to the early termination of its previous cash advance. The new cash advance carries a fixed interest rate of 1.74% and is due in August 2024. In March 2020, Atlantic States issued $50.0 million of debt to the FHLB of Pittsburgh in exchange for a cash advance in the same amount that was outstanding at June 30, 2020. The debt carries a fixed interest rate of 0.83% and is due in March 2021. Atlantic States obtained this contingent liquidity funding in light of uncertainty surrounding the economic impact of the
COVID-19
pandemic. The table below presents the amount of FHLB of Pittsburgh stock Atlantic States purchased, collateral pledged and assets related to Atlantic States’ membership in the FHLB of Pittsburgh at June 30, 2020.

FHLB of Pittsburgh stock purchased and owned	$3,690,100
Collateral pledged, at par (carrying value $100,792,651)	99,518,118
Borrowing capacity currently available	14,813,722
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
We charged compensation expense related to our stock compensation plans against income before income taxes of $
314,237
and $423,623 for the three months ended June 30, 2020 and 2019, respectively, with a corresponding income tax benefit of $
65,990
and $88,961, respectively. We charged compensation expense related to our stock compensation plans against income before income taxes of $
644,541
and $866,276 for the six months ended June 30, 2020 and 2019, respectively, with a corresponding income tax benefit of $
135,354
and $181,918, respectively. At June 30, 2020, we had $
1.3
 million of unrecognized compensation expense related to nonvested share-based compensation granted under our stock compensation plans that we expect to recognize over a weighted average period of approximately
1.6
years.
We received cash from option exercises under all stock compensation plans during the three months ended June 30, 2020 and 2019 of $
2.2 million
and $795,182, respectively. We received cash from option exercises under all stock compensation plans during the six months ended June 30, 2020 and 2019 of $
3.1 million
and $795,182, respectively. We realized actual tax benefits for the tax deductions related to those option exercises of $
54,221
and $15,962 for the three months ended June 30, 2020 and 2019, respectively. We realized actual tax benefits for the tax deductions related to those option exercises of $
68,878
and $15,962 for the six months ended June 30, 2020 and 2019, respectively.
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
Level 2 – directly or indirectly observable inputs other than Level 1 quoted prices; and
Level 3 – unobservable inputs not corroborated by market data
.

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

We present our investments in
available-for-sale
fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasin
g

the
potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. These pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to verify that the estimates we obtain from the pricing services are representative of fair values based upon our investment personnel’s general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel regularly monitor the market, current trading ranges for similar securities and the pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, interest rates, security types and recent trading activity. Our investment personnel periodically review documentation with respect to the pricing services’ pricing methodology that they obtain to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At June 30, 2020, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at June 30, 2020, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.
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
The following table presents our fair value measurements for our investments in available-for-sale
fixed maturity and equity securities at June 30, 2020:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$15,397	$—	$15,397	$—
Obligations of states and political subdivisions	63,095	—	63,095	—
Corporate securities	212,171	—	212,171	—
Mortgage-backed securities	279,279	—	279,279	—
Equity securities	52,703	48,299	4,404	—

Total investments in the fair value hierarchy	$622,645	$48,299	$574,346	$—

1
7

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
On March 27, 2020, the Coronavirus Aid, Relief and Security Act (the “CARES Act”) was signed into law. The CARES Act amended net operating loss provisions in effect prior to its enactment. The CARES Act allows for the carryback of losses arising in taxable years beginning after December 31, 2017 and before January 1, 2021 to each of the five taxable years preceding the taxable year of such loss. As a result, we filed
amended tax returns to carry back net operating losses from taxable year 2018 to past tax years. We recorded a tax benefit of $1.6 million in the first quarter of 2020 in anticipation of a refund of taxes we paid in prior years as a result of the carryback.
At June 30, 2020 and December 31, 2019, respectively, we had no material unrecognized tax benefits or accrued interest and penalties. Tax years 2016 through 2019 remained open for examination at June 30, 2020. We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of our tax assets. We established a valuation allowance of $7.5 million for our net state operating loss carryforward. We have determined that we are not required to establish a valuation allowance for our other deferred tax assets of $25.6 million and $26.1 million at June 30, 2020 and December 31, 2019, respectively, because it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income and the implementation of tax planning strategies.
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

We summarize activity in our insurance subsidiaries’ liability for losses and loss expenses as follows:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Balance at January 1	$869,674	$814,665
Less reinsurance recoverable	(362,768)	(339,267)

Net balance at January 1	506,906	475,398

Incurred related to:
Current year	233,460	261,517
Prior years	(10,864)	(6,899)

Total incurred	222,596	254,618

Paid related to:
Current year	97,473	118,045
Prior years	106,716	120,605

Total paid	204,189	238,650

Net balance at end of period	525,313	491,366
Plus reinsurance recoverable	376,511	353,916

Balance at end of period	$901,824	$845,282

Our insurance subsidiaries recognized a decrease in their liability for losses and loss expenses of prior years of $
10.9
 million
and $6.9 million for the six months ended June 30, 2020 and 2019, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy or claims management personnel, and they have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those years. The 2020 development represented 2.1% of the December 31, 2019 net carried reserves and resulted primarily from lower-than-expected severity in nearly all lines of business, with the exception of modest higher-than-expected severity in commercial automobile. The majority of the 2020 development related to decreases in the liability for losses and loss expenses of prior years f or MICO and Atl
antic States. The 2019 development represented 1.5% of the December 31, 2018 net carried reserves and resulted primarily from lower-than-expected severity in the workers’
compensation line of business. The majority of the 2019 development related to decreases in the liability for losses and loss expenses of prior years for MICO.
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
 months ended June 30, 2020.
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
In December 2019, the FASB issued guidance that simplifies accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The guidance is effective January 1, 2021, using the retrospective method or modified retrospective method for certain changes and the prospective method for all other changes, and permits early adoption. We are in the process of evaluating the impact of the adoption of this guidance on our financial position, results of operations and cash flows
.
2
0

13 -	Risks and Uncertainties
In the first half of 2020, the
COVID-19
pandemic resulted in significant disruptions in economic activity throughout our operating regions.
COVID-19
concerns have also contributed to financial market volatility. We cannot predict at this time the ultimate impact that the economic and financial disruption related to the ongoing
COVID-19
pandemic or any other future pandemic will have on our financial position, results of operations and cash flows. The impact of the following risks and uncertainties could be material:

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

•
Economic disruption related to
COVID-19
could result in significant declines in the credit quality of issuers, ratings downgrades or changes in financial market conditions and regulatory changes that might adversely impact the value of the fixed-maturity investments that our insurance subsidiaries own.

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
Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced an increase in claims severity and a lengthening of the claim settlement periods on bodily injury claims during the past several years. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on bodily injury claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at June 30, 2020. For every 1% change in our insurance subsidiaries’ loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax
results of operations would be approximately $5.3 million.
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
Excluding the impact of severe weather events and reduced claim frequency in the second quarter of 2020 due to restrictions related to
COVID-19,
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
Our insurance subsidiaries’ unpaid liability for losses and loss expenses by major line of business at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Commercial lines:
Automobile	$137,528	$126,224
Workers’ compensation	113,765	109,060
Commercial multi-peril	108,849	102,424
Other	11,116	9,115

Total commercial lines	371,258	346,823

Personal lines:
Automobile	124,591	132,191
Homeowners	24,196	23,494
Other	5,268	4,398

Total personal lines	154,055	160,083

Total commercial and personal lines	525,313	506,906
Plus reinsurance recoverable	376,511	362,768

Total liability for unpaid losses and loss expenses	$901,824	$869,674

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

Percentage Change in Loss and Loss Expense Reserves Net of Reinsurance	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at June 30, 2020	Percentage Change in Stockholders’ Equity at June 30, 2020(1)	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2019	Percentage Change in Stockholders’ Equity at December 31, 2019(1)
(dollars in thousands)
(10.0)%	$472,782	8.5%	$456,215	8.9%
(7.5)	485,915	6.4	468,888	6.7
(5.0)	499,047	4.3	481,561	4.4
(2.5)	512,180	2.1	494,233	2.2
Base	525,313	—	506,906	—
2.5	538,446	(2.1)	519,579	(2.2)
5.0	551,579	(4.3)	532,251	(4.4)
7.5	564,711	(6.4)	544,924	(6.7)
10.0	577,844	(8.5)	557,597	(8.9)

(1)	Net of income tax effect.
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

The following table provides a reconciliation of our net premiums earned to our net premiums written for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net premiums earned	$184,374	$188,763	$371,627	$376,837
Change in net unearned premiums	9,329	9,040	20,313	20,881

Net premiums written	$193,703	$197,803	$391,940	$397,718

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

Combined Ratios
The following table presents comparative details with respect to our GAAP and statutory combined ratios for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
GAAP Combined Ratios (Total Lines)
Loss ratio (non-weather)	47.0%	60.7%	53.0%	60.5%
Loss ratio (weather-related)	10.1	9.0	6.9	7.1
Expense ratio	34.3	31.3	33.8	32.0
Dividend ratio	0.9	1.0	1.0	1.1

Combined ratio	92.3%	102.0%	94.7%	100.7%

Statutory Combined Ratios
Commercial lines:
Automobile	104.4%	112.7%	110.8%	114.5%
Workers’ compensation	80.9	71.7	85.5	80.2
Commercial multi-peril	95.8	93.2	92.4	92.1
Other	80.6	95.1	72.4	80.9
Total commercial lines	93.5	92.9	94.7	94.6
Personal lines:
Automobile	76.1	107.2	88.4	104.2
Homeowners	109.5	113.6	100.1	104.4
Other	78.6	89.2	72.6	79.9
Total personal lines	88.1	108.5	91.5	103.1
Total commercial and personal lines	91.0	100.7	93.3	98.9

Results of Operations - Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Net Premiums Earned.
Our insurance subsidiaries’ net premiums earned for the second quarter of 2020 were $184.4 million, a decrease of $4.4 million, or 2.3%, compared to $188.8 million for the second quarter of 2019, primarily reflecting decreases in net premiums written during 2020 and 2019.
Net Premiums Written.
Our insurance subsidiaries’ net premiums written for the three months ended June 30, 2020 were $193.7 million, a decrease of $4.1 million, or 2.1%, from the $197.8 million of net premiums written for the second quarter of 2019. Commercial lines net premiums written increased $4.1 million, or 4.0%, for the second quarter of 2020 compared to the second quarter of 2019. We attribute the increase in commercial lines net premiums written primarily to increased writings of new commercial accounts and premium rate increases. Personal lines net premiums written decreased $8.2 million, or 8.7%, for the second quarter of 2020 compared to the second quarter of 2019. We attribute the decrease in personal lines net premiums written primarily to net attrition as a result of measures our insurance subsidiaries have implemented to improve underwriting profitability, partially offset by the impact of premium rate increases our insurance subsidiaries have implemented.
Investment Income.
Our net investment income decreased to $7.2 million for the second quarter of 2020, compared to $7.3 million for the second quarter of 2019. We attribute the decrease primarily to a decrease in the average investment yield.
Net Investment Gains.
Net investment gains for the second quarter of 2020 were $6.5 million, compared to $1.6 million for the second quarter of 2019. The net investment gains for the second quarter of 2020 resulted primarily from unrealized gains within our equity securities portfolio due to a rebound in equity markets at June 30, 2020 compared to March 31, 2020. We did not recognize any impairment losses in our investment portfolio during the second quarter of 2020 or 2019.
Losses and Loss Expenses.
Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned was 57.1% for the second quarter of 2020, a decrease from our insurance subsidiaries’ loss ratio of 69.7% for the second quarter of 2019. We attribute this decrease primarily to reduced frequency of personal automobile claims as a result of lower driving activity during the second quarter of 2020. Weather-related losses of $18.7 million for the second quarter of 2020, or 10.1 percentage points of the loss ratio, increased from $17.0 million, or 9.0 percentage points of the loss ratio, for the second quarter of 2019. Weather-related loss activity for the second quarter of 2020 was higher than our previous five-year average of $15.1 million for second quarter weather-related losses. On a statutory basis, our insurance subsidiaries’ commercial lines loss ratio was
58.5% for the second quarter of 2020, compared to 60.6% for the second quarter of 2019, primarily due to a decrease in the commercial automobile loss ratio. The personal lines statutory loss ratio of our insurance subsidiaries decreased to 55.3% for the second quarter of 2020, compared to 78.4% for the second quarter of 2019. We attribute this decrease primarily to decreases in the homeowners and personal automobile loss ratios. Our insurance subsidiaries experienced favorable loss reserve development of approximately $6.6 million and $2.9 million during the second quarter of 2020 and 2019, respectively.
Underwriting Expenses.
The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 34.3% for the second quarter of 2020, compared to 31.3% for the second quarter of 2019. The increase in the expense ratio primarily reflected $1.6 million in reserves we established during the second quarter of 2020 for potential credit losses related to uncollectible premiums due to the effect of
COVID-19
economic disruption, an increase in technology systems-related expenses, higher commercial growth incentive costs for our agents and increased underwriting-based incentive costs for our agents and employees.
Combined Ratio.
The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were 92.3% and 102.0% for the second quarter ended June 30, 2020 and 2019, respectively. We attribute the decrease in the combined ratio primarily to a decrease in the loss ratio for the second quarter of 2020 compared to the second quarter of 2019.
Interest Expense.
Our interest expense for the second quarter of 2020 was $428,092, compared to $303,423 for the second quarter of 2019.
We attribute the increase primarily to higher average borrowings under our lines of credit during the second quarter of 2020 compared to the second quarter of 2019.
Income Taxes.
We recorded income tax expense of $5.3 million for the second quarter of 2020, representing an effective tax rate of 19.0%. We recorded income tax expense of $749,077 for the second quarter of 2019, representing an effective tax rate of 13.5%. The income tax expense and effective tax rate for the second quarter of 2020 and 2019 represented an estimate based on our projected annual taxable income.

Net Income and Income Per Share.
Our net income for the second quarter of 2020 was $22.7 million, or $.79 per diluted share of Class A common stock and $.72 per share of Class B common stock, compared to $4.8 million, or $.17 per diluted share of Class A common stock and $.15 per share of Class B common stock, for the second quarter of 2019. We had 23.5 million and 23.0 million Class A shares outstanding at June 30, 2020 and 2019, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.
Results of Operations - Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Net Premiums Earned.
Our insurance subsidiaries’ net premiums earned for the first half of 2020 were $371.6 million, a decrease of $5.2 million, or 1.4%, compared to $376.8 million for the first half of 2019, primarily reflecting decreases in net premiums written during 2020 and 2019.
Net Premiums Written.
Our insurance subsidiaries’ net premiums written for the six months ended June 30, 2020 were $391.9 million, a decrease of $5.8 million, or 1.5%, from the $397.7 million of net premiums written for the first half of 2019. Commercial lines net premiums written increased $12.2 million, or 5.6%, for the first half of 2020 compared to the first half of 2019. We attribute the increase in commercial lines net premiums written primarily to increased writings of new commercial accounts and premium rate increases. Personal lines net premiums written decreased $17.9 million, or 9.9%, for the first half of 2020 compared to the first half of 2019. We attribute the decrease in personal lines net premiums written primarily to net attrition as a result of measures our insurance subsidiaries have implemented to improve underwriting profitability, partially offset by the impact of premium rate increases our insurance subsidiaries have implemented.
Investment Income.
Our net investment income increased to $14.5 million for the first half of 2020, compared to $14.3 million for the first half of 2019. We attribute the increase primarily to an increase in average invested assets, offset partially by a decrease in the average investment yield.
Net Investment (Losses) Gains.
Net investment losses for the first half of 2020 were $4.2 million, compared to net investment gains of $19.7 million for the first half of 2019. The net investment losses for the first half of 2020 resulted primarily from realized losses on sales of equity securities and unrealized losses within our equity securities portfolio due to a decline in equity markets at June 30, 2020 compared to December 31, 2019. The net investment gains for the first half of 2019 included $12.7 million from the sale of DFSC and $6.1 million related to unrealized gains within our equity securities portfolio and a limited partnership that invests in equity securities. We did not recognize any impairment losses in our investment portfolio during the first half of 2020 or 2019.
Losses and Loss Expenses.
Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, was 59.9% for the first half of 2020, a decrease from our insurance subsidiaries’ loss ratio of 67.6% for the first half of 2019. We attribute this decrease primarily to reduced frequency of personal automobile claims as a result of lower driving activity during the second quarter of 2020. Weather-related losses of $25.6 million for the first half of 2020, or 6.9 percentage points of the loss ratio, decreased from $26.7 million, or 7.1 percentage points of the loss ratio, for the first half of 2019. Weather-related loss activity for the first half of 2020 was comparable to our previous five-year average of $25.7 million for first half weather-related losses. On a statutory basis, our insurance subsidiaries’ commercial lines loss ratio was
60.6% for the first half of 2020, compared to 62.1% for the first half of 2019, primarily due to a decrease in the commercial automobile loss ratio. The personal lines statutory loss ratio of our insurance subsidiaries decreased to 59.3% for the first half of 2020, compared to 72.3% for the first half of 2019. We attribute this decrease primarily to decreases in the homeowners and personal automobile loss ratios. Our insurance subsidiaries experienced favorable loss reserve development of approximately $10.9 million and $6.9 million during the first half of 2020 and 2019, respectively.
Underwriting Expenses.
The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 33.8% for the first half of 2020, compared to 32.0% for the first half of 2019. The increase in the expense ratio primarily reflected $2.0 million in reserves we established during the first half of 2020 for potential credit losses related to uncollectible premiums due to the effect of
COVID-19
economic disruption, an increase in technology systems-related expenses, higher commercial growth incentive costs for our agents and increased underwriting-based incentive costs for our agents and employees.
Combined Ratio.
The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were 94.7% and 100.7% for the first half ended June 30, 2020 and 2019, respectively. We attribute the decrease in the combined ratio to a decrease in the loss ratio for the first half of 2020 compared to the first half of 2019.

Interest Expense.
Our interest expense for the first half of 2020 was $652,422, compared to $868,715 for the first half of 2019.
We attribute the decrease primarily to lower average interest rates for borrowings under our lines of credit, offset partially by higher average borrowings during the first half of 2020 compared to the first half of 2019.
Income Taxes.
We recorded income tax expense of $4.1 million for the first half of 2020, representing an effective tax rate of 13.4%. Income tax expense for the first half of 2020 included a $1.6 million income tax benefit related to the anticipated carryback of 2018 net operating losses to past tax years with higher statutory income tax rates than are currently in effect, as allowed under the Coronavirus Aid, Relief and Economic Security Act that was enacted in March 2020. We recorded income tax expense of $4.6 million for the first half of 2019, representing an effective tax rate of 14.1%. The income tax expense and effective tax rate for the first half of 2020 and 2019 primarily represented an estimate based on our projected annual taxable income.
Net Income and Income Per Share.
Our net income for the first half of 2020 was $26.4 million, or $.92 per diluted share of Class A common stock and $.84 per share of Class B common stock, compared to $27.8 million, or $.99 per diluted share of Class A common stock and $.90 per share of Class B common stock, for the first half of 2019. We had 23.5 million and 23.0 million Class A shares outstanding at June 30, 2020 and 2019, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.
Liquidity and Capital Resources
Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as such obligations and needs arise. Our major sources of funds from operations are the net cash flows we generate from our insurance subsidiaries’ underwriting results, investment income and investment maturities.
Our operations have historically generated sufficient net positive cash flow to fund our commitments and add to our investment portfolio, thereby increasing future investment returns and enhancing our liquidity. The impact of the pooling agreement between Donegal Mutual and Atlantic States has historically been cash-flow positive because of the consistent underwriting profitability of the pool. Donegal Mutual and Atlantic States settle their respective obligations to each other under the pool monthly, thereby resulting in cash flows substantially similar to the cash flows that would result from each company writing the business directly. We have not experienced any unusual variations in the timing of claim payments associated with the loss reserves of our insurance subsidiaries. We maintain significant liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective, thereby providing an additional measure of liquidity to meet our obligations should an unexpected variation occur in the future. Our operating activities provided net cash flows in the first six months of 2020 and 2019 of $48.0 million and $21.2 million, respectively.
At June 30, 2020, we had no outstanding borrowings under our line of credit with M&T and had the ability to borrow up to $30.0 million at interest rates equal to M&T’s current prime rate or the then current LIBOR rate plus 2.25%. Effective August 1, 2020, we entered into a new credit agreement with M&T that relates to a $20.0 million unsecured demand line of credit. The line of credit has no expiration date, no annual fees and no covenants. We have the ability to borrow up to $20.0 million at interest rates equal to the then-current LIBOR rate plus 2.00%. At June 30, 2020, Atlantic States had $85.0 million in outstanding advances with the FHLB of Pittsburgh, consisting of a $35.0 million advance that carries a fixed interest rate of 1.74% and a $50.0 million advance that carries a fixed interest rate of 0.83%. In March 2020, Atlantic States issued $50.0 million of debt to the FHLB of Pittsburgh in exchange for a cash advance in the same amount. Atlantic States obtained this contingent liquidity funding in light of uncertainty surrounding the economic impact of the
COVID-19
pandemic.
The following table shows our expected payments for significant contractual obligations at June 30, 2020:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Net liability for unpaid losses and loss expenses of our insurance subsidiaries	$525,313	$236,254	$248,958	$19,206	$20,895
Subordinated debentures	5,000	—	—	—	5,000
Borrowings under lines of credit	85,000	50,000	—	35,000	—

Total contractual obligations	$615,313	$286,254	$248,958	$54,206	$25,895

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
On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the SEC and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the six months ended June 30, 2020 or 2019. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through June 30, 2020.
On July 16, 2020, our board of directors declared quarterly cash dividends of 15.0 cents per share of our Class A common stock and 13.25 cents per share of our Class B common stock, payable on August 17, 2020 to our stockholders of record as of the close of business on August 3, 2020. We are not subject to any restrictions on our payment of dividends to our stockholders, although there are state law restrictions on the payment of dividends by our insurance subsidiaries to us. Dividends from our insurance subsidiaries are our principal source of cash for payment of dividends to our stockholders. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk based capital (“RBC”) requirements that limit their ability to pay dividends to us. Our insurance subsidiaries’ statutory capital and surplus at December 31, 2019 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin. Our insurance subsidiaries paid $4.0 million in dividends to us during the first half of 2020. Amounts remaining available for distribution to us as dividends from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities in 2020 are $25.9 million from Atlantic States, $0 from Southern, $2.0 million from Peninsula and $2.6 million from MICO, or a total of approximately $30.5 million.
At June 30, 2020, we had no material commitments for capital expenditures.
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
Other than interest rate and pricing fluctuations related the
COVID-19
pandemic, there have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2019 through June 30, 2020.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act). Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at June 30, 2020, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information we are required to disclose in the reports that we file or submit under the Exchange Act, and our disclosure controls and procedures were also effective to ensure that information we disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Our business, results of operations and financial condition, and, therefore, the value of our Class A common stock and our Class B common stock, are subject to a number of risks. For a description of certain risks, we refer to “Risk Factors” in our 2019 Annual Report on Form
10-K
that we filed with the SEC on March 6, 2020. Other than the information we discuss below, there have been no material changes in the risk factors we disclosed in that Form
10-K
Report during the six months ended June 30, 2020.
The emergence of
COVID-19
has impacted the business operations of our insurance subsidiaries, and economic disruption related to the ongoing
COVID-19
pandemic may adversely affect our revenues, profitability, results of operations, cash flows, liquidity and financial condition.
In the first half of 2020, the
COVID-19
pandemic resulted in significant disruptions in economic activity throughout our operating regions.
COVID-19
concerns have also contributed to financial market volatility. We cannot predict at this time the ultimate impact that the economic and financial disruption related to the ongoing
COVID-19
pandemic or any other future pandemic will have on us. Risks related to
COVID-19
include, but are not limited to, the following:

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

•
Economic disruption related to
COVID-19
could result in significant declines in the credit quality of issuers, ratings downgrades or changes in financial market conditions and regulatory changes that might adversely impact the value of the fixed-maturity investments that our insurance subsidiaries own.

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

DONEGAL GROUP INC.

August 5, 2020	By:	/s/ Kevin G. Burke
Kevin G. Burke, President and Chief Executive Officer

August 5, 2020	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Executive Vice President
and Chief Financial Officer