Form 10-Q
period 2020-09-30
DONEGAL GROUP INC
filed 2020-11-05
CIK 800457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
24,195,190
shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on October 31, 2020.

DONEGAL GROUP INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Donegal Group Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost	$552,981,914	$476,093,782
Available for sale, at fair value	578,040,314	564,951,803
Equity securities, at fair value	54,944,826	55,477,556
Short-term investments, at cost, which approximates fair value	20,685,938	14,030,222

Total investments	1,206,652,992	1,110,553,363
Cash	87,876,852	49,318,930
Accrued investment income	8,623,259	7,066,029
Premiums receivable	177,674,682	165,732,949
Reinsurance receivable	403,864,468	367,021,468
Deferred policy acquisition costs	61,554,554	59,284,859
Deferred tax asset, net	6,511,012	8,514,311
Prepaid reinsurance premiums	174,391,958	142,475,767
Property and equipment, net	4,436,397	4,558,072
Accounts receivable - securities	299,538	4,961
Federal income taxes recoverable	4,405,349	—
Goodwill	5,625,354	5,625,354
Other intangible assets	958,010	958,010
Other	1,332,570	2,047,058

Total assets	$2,144,206,995	$1,923,161,131

Liabilities and Stockholders’ Equity
Liabilities
Unpaid losses and loss expenses	$941,930,342	$869,673,849
Unearned premiums	558,231,113	510,147,485
Accrued expenses	24,584,358	28,453,744
Reinsurance balances payable	2,376,710	2,116,084
Borrowings under lines of credit	85,000,000	35,000,000
Cash dividends declared to stockholders	—	4,075,234
Subordinated debentures	5,000,000	5,000,000
Accounts payable—securities	9,072,150	1,119
Income taxes payable	—	84,831
Due to affiliate	6,455,268	10,069,171
Other	7,488,378	7,524,095

Total liabilities	1,640,138,319	1,472,145,612

Stockholders’ Equity
Preferred stock, $.01 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 50,000,000 shares, issued 27,141,361 and 26,203,935 shares and outstanding 24,138,773 and 23,201,347 shares	271,414	262,040
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	281,917,193	268,151,601
Accumulated other comprehensive income	10,370,217	504,170
Retained earnings	252,679,717	223,267,573
Treasury stock, at cost	(41,226,357)	(41,226,357)

Total stockholders’ equity	504,068,676	451,015,519

Total liabilities and stockholders’ equity	$2,144,206,995	$1,923,161,131

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,
	2020	2019
Revenues:
Net premiums earned	$184,925,733	$189,821,058
Investment income, net of investment expenses	7,403,251	7,389,749
Net investment gains (losses) (includes $134,795 and $102,311 accumulated other comprehensive income reclassifications)	3,268,459	(369,041)
Lease income	107,907	110,598
Installment payment fees	806,916	1,057,536

Total revenues	196,512,266	198,009,900
Expenses:
Net losses and loss expenses	120,881,041	130,743,395
Amortization of deferred policy acquisition costs	29,605,000	31,304,000
Other underwriting expenses	29,480,706	26,516,518
Policyholder dividends	1,811,019	2,446,696
Interest	219,039	443,179
Other expenses, net	183,877	251,228

Total expenses	182,180,682	191,705,016

Income before income tax expense	14,331,584	6,304,884
Income tax expense (includes $28,307 and $21,485 income tax expense from reclassification items)	2,494,586	1,118,505

Net income	$11,836,998	$5,186,379

Earnings per common share:
Class A common stock - basic	$0.41	$0.19

Class A common stock - diluted	$0.41	$0.18

Class B common stock - basic and diluted	$0.37	$0.16

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,
	2020	2019
Net income	$11,836,998	$5,186,379
Other comprehensive income, net of tax
Unrealized gain on securities:
Unrealized holding gain during the period, net of income tax expense of $29,102 and $621,120	109,480	2,336,599
Reclassification adjustment for gains included in net income, net of income tax expense of $28,307 and $21,485	(106,488)	(80,826)

Other comprehensive income	2,992	2,255,773

Comprehensive income	$11,839,990	$7,442,152

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Revenues:
Net premiums earned	$556,552,279	$566,657,613
Investment income, net of investment expenses	21,951,679	21,727,904
Net investment (losses) gains (includes $571,123 and $154,725 accumulated other comprehensive income reclassifications)	(940,488)	19,294,229
Lease income	326,379	333,852
Installment payment fees	2,433,395	3,204,130
Equity in earnings of Donegal Financial Services Corporation	—	295,000

Total revenues	580,323,244	611,512,728

Expenses:
Net losses and loss expenses	343,476,586	385,361,331
Amortization of deferred policy acquisition costs	89,176,000	92,821,000
Other underwriting expenses	95,645,601	85,409,737
Policyholder dividends	5,336,677	6,765,834
Interest	871,461	1,311,894
Other expenses, net	994,115	1,155,493

Total expenses	535,500,440	572,825,289

Income before income tax expense	44,822,804	38,687,439
Income tax expense (includes $119,936 and $32,492 income tax expense from reclassification items)	6,575,907	5,689,442

Net income	$38,246,897	$32,997,997

Earnings per common share:
Class A common stock - basic	$1.34	$1.18

Class A common stock - diluted	$1.33	$1.17

Class B common stock - basic and diluted	$1.21	$1.06

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Net income	$38,246,897	$32,997,997
Other comprehensive income, net of tax
Unrealized gain on securities:
Unrealized holding gain during the period, net of income tax expense of $2,742,556 and $3,925,853	10,317,234	14,768,686
Reclassification adjustment for gains included in net income, net of income tax expense of $119,936 and $32,492	(451,187)	(122,233)

Other comprehensive income	9,866,047	14,646,453

Comprehensive income	$48,112,944	$47,644,450

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)
Nine Months Ended September 30, 2020

	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2019	26,203,935	5,649,240	$262,040	$56,492	$268,151,601	$504,170	$223,267,573	$(41,226,357)	$451,015,519
Issuance of common stock (stock compensation plans)	28,924	—	289	—	376,539	—	—	—	376,828
Share-based compensation	67,087	—	671	—	1,242,315	—	—	—	1,242,986
Net income	—	—	—	—	—	—	3,731,121	—	3,731,121
Cash dividends declared	—	—	—	—	—	—	(5,363)	—	(5,363)
Grant of stock options	—	—	—	—	118,525	—	(118,525)	—	—
Other comprehensive income	—	—	—	—	—	3,199,840	—	—	3,199,840

Balance, March 31, 2020	26,299,946	5,649,240	$263,000	$56,492	$269,888,980	$3,704,010	$226,874,806	$(41,226,357)	$459,560,931

Issuance of common stock (stock compensation plans)	52,964	—	530	—	720,018	—	—	—	720,548
Share-based compensation	160,869	—	1,608	—	2,490,136	—	—	—	2,491,744
Net income	—	—	—	—	—	—	22,678,778	—	22,678,778
Cash dividends declared	—	—	—	—	—	—	(4,255,882)	—	(4,255,882)
Grant of stock options	—	—	—	—	76,354	—	(76,354)	—	—
Other comprehensive income	—	—	—	—	—	6,663,215	—	—	6,663,215

Balance, June 30, 2020	26,513,779	5,649,240	$265,138	$56,492	$273,175,488	$10,367,225	$245,221,348	$(41,226,357)	$487,859,334

Issuance of common stock (stock compensation plans)	22,662	—	226	—	273,689	—	—	—	273,915
Share-based compensation	604,920	—	6,050	—	8,358,388	—	—	—	8,364,438
Net income	—	—	—	—	—	—	11,836,998	—	11,836,998
Cash dividends declared	—	—	—	—	—	—	(4,269,001)	—	(4,269,001)
Grant of stock options	—	—	—	—	109,628	—	(109,628)	—	—
Other comprehensive income	—	—	—	—	—	2,992	—	—	2,992

Balance, September 30, 2020	27,141,361	5,649,240	$271,414	$56,492	$281,917,193	$10,370,217	$252,679,717	$(41,226,357)	$504,068,676

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

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net income	$38,246,897	$32,997,997

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	5,115,850	4,299,566
Net investment losses (gains)	940,488	(19,294,229)
Equity in earnings of Donegal Financial Services Corporation	—	(295,000)
Changes in assets and liabilities:
Losses and loss expenses	72,256,493	49,869,114
Unearned premiums	48,083,628	21,508,606
Premiums receivable	(11,941,733)	(17,047,509)
Deferred acquisition costs	(2,269,695)	(3,070,684)
Deferred income taxes	(619,312)	210,518
Reinsurance receivable	(36,843,000)	(18,997,523)
Prepaid reinsurance premiums	(31,916,191)	(6,578,384)
Accrued investment income	(1,557,230)	(724,150)
Due to affiliate	(3,613,903)	(3,858,708)
Reinsurance balances payable	260,626	(1,849,471)
Current income taxes	(4,490,180)	3,266,422
Accrued expenses	(3,869,386)	1,522,732
Other, net	678,760	6,479,153

Net adjustments	30,215,215	15,440,453

Net cash provided by operating activities	68,462,112	48,438,450

Cash Flows from Investing Activities:
Purchases of fixed maturities, held to maturity	(110,914,229)	(69,297,759)
Purchases of fixed maturities, available for sale	(143,743,351)	(125,791,644)
Purchases of equity securities, available for sale	(6,964,092)	(19,055,851)
Maturity of fixed maturities:
Held to maturity	39,629,000	13,723,483
Available for sale	120,857,543	88,459,874
Sales of fixed maturities, available for sale	22,172,930	20,548,077
Sales of equity securities, available for sale	5,985,211	37,968,114
Net purchases of property and equipment	(73,706)	(147,005)
Sale of investment in Donegal Financial Services Corporation	—	33,922,773
Net ( purchases ) sales of short-term investments	(6,655,716)	8,122,436

Net cash used in investing activities	(79,706,410)	(11,547,502)

Cash Flows from Financing Activities:
Cash dividends paid	(12,605,480)	(12,031,153)
Issuance of common stock	12,407,700	2,814,504
Borrowing under lines of credit	50,000,000	—
Payments on lines of credit	—	(25,000,000)

Net cash provided by (used in) financing activities	49,802,220	(34,216,649)

Net increase in cash	38,557,922	2,674,299
Cash at beginning of period	49,318,930	52,594,461

Cash at end of period	$87,876,852	$55,268,760

Cash paid during period - Interest	$928,474	$321,585
Net cash paid during period - Taxes	$10,800,000	$2,200,000
See accompanying notes to consolidated financial statements.

DONEGAL GROUP INC. AND SUBSIDIARIES
(Unaudited)
Notes to Consolidated Financial Statements

1 -	Organization
Donegal Mutual Insurance Company (“Donegal Mutual”) organized us as an insurance holding company on August 26, 1986. Our insurance subsidiaries, Atlantic States Insurance Company (“Atlantic States”), Southern Insurance Company of Virginia (“Southern”), the Peninsula Insurance Group (“Peninsula”), which consists of Peninsula Indemnity Company and The Peninsula Insurance Company, and Michigan Insurance Company (“MICO”), write property and casualty insurance exclusively through independent insurance agents in certain
Mid-Atlantic,
Midwestern, New England and Southern states.
At September 30, 2020, we had three segments: our investment function, our personal lines of insurance and our commercial lines of insurance. The personal lines products of our insurance subsidiaries consist primarily of homeowners and private passenger automobile policies. The commercial lines products of our insurance subsidiaries consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies.
At September 30, 2020, Donegal Mutual held approximately
42
% of our outstanding Class A common stock and approximately
84
% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately
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
On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the Securities and Exchange Commission (“SEC”) and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the nine months ended September 30, 2020 or 2019. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through September 30, 2020.

2 -	Basis of Presentation
Our financial information for the interim periods included in this Form
10-Q
Report is unaudited; however, our financial information we include in this Form
10-Q
Report reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of our management, are necessary for a fair presentation of our financial position, results of operations and cash flows for those interim periods. Our results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results of operations we expect for the year ending December 31, 2020.
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

	Three Months Ended September 30,
	2020		2019
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic earnings per share:
Numerator:
Allocation of net income	$9,768	$2,069	$4,269	$917

Denominator:
Weighted-average shares outstanding	23,767	5,577	23,015	5,577

Basic earnings per share	$0.41	$0.37	$0.19	$0.16

Diluted earnings per share:
Numerator:
Allocation of net income	$9,768	$2,069	$4,269	$917

Denominator:
Number of shares used in basic computation	23,767	5,577	23,015	5,577
Weighted-average shares effect of dilutive securities:
Director and employee stock options	170	—	277	—

Number of shares used in diluted computation	23,937	5,577	23,292	5,577

Diluted earnings per share	$0.41	$0.37	$0.18	$0.16

	Nine Months Ended September 30,
	2020		2019
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic earnings per share:
Numerator:
Allocation of net income	$31,495	$6,752	$27,065	$5,933

Denominator:
Weighted-average shares outstanding	23,494	5,577	22,933	5,577

Basic earnings per share	$1.34	$1.21	$1.18	$1.06

Diluted earnings per share:
Numerator:
Allocation of net income	$31,495	$6,752	$27,065	$5,933

Denominator:
Number of shares used in basic computation	23,494	5,577	22,933	5,577
Weighted-average shares effect of dilutive securities:
Director and employee stock options	185	—	183	—

Number of shares used in diluted computation	23,679	5,577	23,116	5,577

Diluted earnings per share	$1.33	$1.21	$1.17	$1.06

We did not include outstanding options to purchase the following number of shares of Class A common stock in our computation of diluted earnings per share because the exercise price of the options exceeded the average market price of our Class A common stock during the applicable periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Number of options to purchase Class A shares excluded	6,180,592	5,330,525	6,180,592	5,531,561

4 -	Reinsurance
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
Our insurance subsidiaries and Donegal Mutual have a combined third-party reinsurance program. The coverage and parameters of the program are common to all of our insurance subsidiaries and Donegal Mutual. Our insurance subsidiaries and Donegal Mutual use several different reinsurers. They require their reinsurers to maintain an A.M. Best rating of
A-
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

5 -	Investments
The amortized cost and estimated fair values of our fixed maturities at September 30, 2020 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$72,912	$4,427	$52	$77,287
Obligations of states and political subdivisions	282,207	20,786	323	302,670
Corporate securities	172,069	15,967	1,064	186,972
Mortgage-backed securities	25,794	1,348	—	27,142

Totals	$552,982	$42,528	$1,439	$594,071

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$47,832	$501	$26	$48,307
Obligations of states and political subdivisions	66,578	2,263	64	68,777
Corporate securities	210,684	9,555	394	219,845
Mortgage-backed securities	233,403	7,719	11	241,111

Totals	$558,497	$20,038	$495	$578,040

At September 30, 2020, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $
244.6
 million and an amortized cost of $
230.6
 million. Our holdings at September 30, 2020 also included special revenue bonds with an aggregate fair value of $
126.8
 million and an amortized cost of $
118.2
 million. With respect to both categories of those bonds at September 30, 2020, we held no securities of any issuer that comprised more than 10% of our holdings of either bond category. Education bonds and water and sewer utility bonds represented
41
% and
39
%, respectively, of our total investments in special revenue bonds based on the carrying values of these investments at September 30, 2020. Many of the issuers of the special revenue bonds we held at September 30, 2020 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held at September 30, 2020 are similar to general obligation bonds.

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
We made reclassifications from available for sale to held to maturity of certain fixed maturities at fair value on November 30, 2013. We segregated within accumulated other comprehensive income the net unrealized losses of $15.1 million arising prior to the November 30, 2013 reclassifications. We are amortizing this balance over the remaining life of the related securities as an adjustment to yield in a manner consistent with the accretion of discount on the same fixed maturities. We recorded amortization of $1.1 million and $870,186 in other comprehensive income during the nine months ended September 30, 2020 and 2019, respectively. At September 30, 2020 and December 31, 2019, net unrealized losses of $6.4 million and $7.5 million, respectively, remained within accumulated other comprehensive income.

We show below the amortized cost and estimated fair value of our fixed maturities at September 30, 2020 by contractual maturity. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity
Due in one year or less	$23,089	$23,396
Due after one year through five years	86,376	92,539
Due after five years through ten years	197,347	213,410
Due after ten years	220,376	237,584
Mortgage-backed securities	25,794	27,142

Total held to maturity	$552,982	$594,071

Available for sale
Due in one year or less	$70,596	$70,923
Due after one year through five years	103,950	109,598
Due after five years through ten years	123,256	128,472
Due after ten years	27,292	27,936
Mortgage-backed securities	233,403	241,111

Total available for sale	$558,497	$578,040

The cost and estimated fair values of our equity securities at September 30, 2020 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value
	(in thousands)
Equity securities	$42,410	$13,875	$1,340	$54,945
The cost and estimated fair values of our equity securities at December 31, 2019 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value
	(in thousands)
Equity securities	$43,419	$12,180	$121	$55,478

Gross investment gains and losses before applicable income taxes for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Gross investment gains:
Fixed maturities	$159	$107	$811	$479
Equity securities	3,131	721	5,617	8,293
Investment in affiliate	—	—	—	12,662

	3,290	828	6,428	21,434

Gross investment losses:
Fixed maturities	22	4	240	324
Equity securities	—	1,193	7,128	1,816

	22	1,197	7,368	2,140

Net investment gains (losses)	$3,268	$(369)	$(940)	$19,294

We recognized $5.6 million of gains and $3.6 million of losses on equity securities we held at September 30, 2020 in net investment losses for the nine months ended September 30, 2020. We recognized $6.7 million of gains and $1.2 million
of losses on equity securities we held at September 30, 2019 in net investment gains for the nine months ended September 30, 2019.
We held fixed maturities with unrealized losses representing declines that we considered temporary at September 30, 2020 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$19,920	$78	$—	$—
Obligations of states and political subdivisions	40,735	387	—	—
Corporate securities	51,899	695	5,744	763
Mortgage-backed securities	809	11	274	—

Totals	$113,363	$1,171	$6,018	$763

We held fixed maturities with unrealized losses representing declines that we considered temporary at December 31, 2019 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$7,461	$46	$5,395	$42
Obligations of states and political subdivisions	23,339	293	2,327	2
Corporate securities	19,363	263	18,803	250
Mortgage-backed securities	28,507	56	74,089	698

Totals	$78,670	$658	$100,614	$992

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we measure investments at fair value, and we recognize changes in fair value in our results of operations. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize the impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred with respect to that security. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, issuer or geographic events that have negatively impacted the value of a security and rating agency downgrades. We held 77 debt securities that were in an unrealized loss position at September 30, 2020. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary.
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

Financial data by segment for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30,
	2020	2019
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$103,436	$98,324
Personal lines	81,490	91,497

Premiums earned	184,926	189,821
Net investment income	7,403	7,390
Investment gains (losses)	3,268	(369)
Other	915	1,168

Total revenues	$196,512	$198,010

Income before income tax expense:
Underwriting income (loss):
Commercial lines	$(1,703)	$2,521
Personal lines	6,427	(3,312)

SAP underwriting income (loss)	4,724	(791)
GAAP adjustments	(1,576)	(399)

GAAP underwriting income (loss)	3,148	(1,190)
Net investment income	7,403	7,390
Investment gains (losses)	3,268	(369)
Other	513	474

Income before income tax expense	$14,332	$6,305

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$307,080	$284,593
Personal lines	249,472	282,065

Premiums earned	556,552	566,658
Net investment income	21,952	21,728
Investment (losses) gains	(940)	19,294
Equity in earnings of DFSC	—	295
Other	2,759	3,538

Total revenues	$580,323	$611,513

Income before income tax expense:
Underwriting income (loss):
Commercial lines	$2,203	$4,946
Personal lines	19,528	(10,077)

SAP underwriting income (loss)	21,731	(5,131)
GAAP adjustments	1,186	1,431

GAAP underwriting income (loss)	22,917	(3,700)
Net investment income	21,952	21,728
Investment (losses) gains	(940)	19,294
Equity in earnings of DFSC	—	295
Other	894	1,070

Income before income tax expense	$44,823	$38,687

7 -	Borrowings
Lines of Credit
In August 2020, we entered into a new credit agreement with Manufacturers and Traders Trust Company (“M&T”) that related to a $20.0 million unsecured demand line of credit. The line of credit has no expiration date, no annual fees and no covenants. At September 30, 2020, we had no outstanding borrowings from M&T and had the ability to borrow up to $20.0 million at interest rates equal to the then-current LIBOR rate plus 2.00%.
Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. In August 2019, Atlantic States exchanged a variable-rate cash advance of $35.0 million that was due in March 2020 for a fixed-rate cash advance of $35.0 million that was outstanding at September 30, 2020. Atlantic States incurred a penalty of $176,000 related to the early termination of its previous cash advance. The new cash advance carries a fixed interest rate of 1.74% and is due in August 2024. In March 2020, Atlantic States issued $50.0 million of debt to the FHLB of Pittsburgh in exchange for a cash advance in the same amount that was outstanding at September 30, 2020. The debt carries a fixed interest rate of 0.83% and is due in March 2021. Atlantic States obtained this contingent liquidity funding in light of uncertainty surrounding the economic impact of the
COVID-19
pandemic. The table below presents the amount of FHLB of Pittsburgh stock Atlantic States purchased, collateral pledged and assets related to Atlantic States’ membership in the FHLB of Pittsburgh at September 30, 2020.
FHLB of Pittsburgh stock purchased and owned

$ 3,690,100
Collateral pledged, at par (carrying value $97,159,981)                                95,332,095
Borrowing capacity currently available                                                          10,960,030

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
We charged compensation expense related to our stock compensation plans against income before income taxes of $
219,051
and $247,301 for the three months ended September 30, 2020 and 2019, respectively, with a corresponding income tax benefit of $
46,001
and $51,933, respectively. We charged compensation expense related to our stock compensation plans against income before income taxes of $
863,592
and $1.1 million for the nine months ended September 30, 2020 and 2019, respectively, with a corresponding income tax benefit of $
181,354
and $233,851, respectively. At September 30, 2020, we had $1.0 million of unrecognized compensation expense related to nonvested share-based compensation granted under our stock compensation plans that we expect to recognize over a weighted average period of approximately
1.4
years.
We received cash from option exercises under all stock compensation plans during the three months ended September 30, 2020 and 2019 of $
8.1
 million and $772,969, respectively. We received cash from option exercises under all stock compensation plans during the nine months ended September 30, 2020 and 2019 of $
11.2
 million and $1.6 million, respectively. We realized actual tax benefits for the tax deductions related to those option exercises of $
163,245
and $22,414 for the three months ended September 30, 2020 and 2019, respectively. We realized actual tax benefits for the tax deductions related to those option exercises of $
232,123
and $38,376 for the nine months ended September 30, 2020 and 2019, respectively.

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
We present our investments in
available-for-sale
fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. These pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to verify that the estimates we obtain from the pricing services are representative of fair values based upon our investment personnel’s general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel regularly monitor the market, current trading ranges for similar securities and the pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, interest rates, security types and recent trading activity. Our investment personnel periodically review documentation with respect to the pricing services’ pricing methodology that they obtain to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At September 30, 2020, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at September 30, 2020, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.
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
The following table presents our fair value measurements for our investments in available-for-sale
fixed maturity and equity securities at September 30, 2020:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$48,307	$—	$48,307	$—
Obligations of states and political subdivisions	68,777	—	68,777	—
Corporate securities	219,845	—	219,845	—
Mortgage-backed securities	241,111	—	241,111	—
Equity securities	54,945	50,541	4,404	—

Total investments in the fair value hierarchy	$632,985	$50,541	$582,444	$—

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
At September 30, 2020 and December 31, 2019, respectively, we had no material unrecognized tax benefits or accrued interest and penalties. Tax years 2016 through 2019 remained open for examination at September 30, 2020. We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of our tax assets. We established a valuation allowance of $7.5 million for our net state operating loss carryforward. We have determined that we are not required to establish a valuation allowance for our other deferred tax assets of $
25.6
 million and $26.1 million at September 30, 2020 and December 31, 2019, respectively, because it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income and the implementation of tax planning strategies.

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
We summarize activity in our insurance subsidiaries’ liability for losses and loss expenses as follows:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Balance at January 1	$869,674	$814,665
Less reinsurance recoverable	(362,768)	(339,267)

Net balance at January 1	506,906	475,398

Incurred related to:
Current year	353,798	393,301
Prior years	(10,321)	(7,940)

Total incurred	343,477	385,361

Paid related to:
Current year	169,610	197,234
Prior years	139,024	157,691

Total paid	308,634	354,925

Net balance at end of period	541,749	505,834
Plus reinsurance recoverable	400,181	358,700

Balance at end of period	$941,930	$864,534

Our insurance subsidiaries recognized a decrease in their liability for losses and loss expenses of prior years of $10.3 million and $7.9 million for the nine months ended September 30, 2020 and 2019, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy or claims management personnel, and they have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those years. The 2020 development represented 2.0% of the December 31, 2019 net carried reserves and resulted primarily from lower-than-expected severity in nearly all lines of business, with the exception of modest higher-than-expected severity in commercial automobile. The majority of the 2020 development related to decreases in the liability for losses and loss expenses of prior years for MICO and Atlantic States. The 2019 development represented 1.7% of the December 31, 2018 net carried reserves and resulted primarily from lower-than-expected severity in the workers’ compensation line of business. The majority of the 2019 development related to decreases in the liability for losses and loss expenses of prior years for MICO.
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
Our insurance subsidiaries determine incurred but not reported (“IBNR”) reserves by subtracting the cumulative loss and loss expense amounts our insurance subsidiaries have paid and the case reserves our insurance subsidiaries have established at the balance sheet date from their actuaries’ estimate of the ultimate cost of losses and loss expenses. Accordingly, the IBNR reserves of our insurance subsidiaries include their actuaries’ projections of the cost of unreported claims as well as their actuaries’ projected development of case reserves on known claims and reopened claims. Our insurance subsidiaries’ methodology for estimating IBNR reserves has been in place for many years, and their actuaries made no significant changes to that methodology during the nine months ended September 30, 2020.
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
In September 2016, the FASB issued guidance that amends previous guidance on the impairment of financial instruments by adding an impairment model that requires an entity to recognize expected credit losses as an allowance rather than impairments as credit losses are incurred. The intent of this guidance is to reduce complexity and result in a more timely recognition of expected credit losses. In November 2019, the FASB issued guidance that delays the effective date for “smaller reporting companies,” as defined in Item 10(f)(1) of
Regulation S-K, to
annual and interim reporting periods beginning after December 15, 2022 from December 15, 2019. We are a smaller reporting company and are in the process of evaluating the impact of the adoption of this guidance on our financial position, results of operations and cash flows.
In December 2019, the FASB issued guidance that simplifies accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The guidance is effective January 1, 2021, using the retrospective method or modified retrospective method for certain changes and the prospective method for all other changes, and permits early adoption. We do not expect our adoption of this guidance in 2021 to have a significant impact on our financial position, results of operations or cash flows.

13 -	Risks and Uncertainties
In the first nine months of 2020, the
COVID-19
pandemic resulted in significant disruptions in economic activity throughout our operating regions.
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

•	our insurance subsidiaries may suffer declines in the market values of their investments as a result of financial market volatility related to COVID-19 concerns and related economic disruption;

•	our insurance subsidiaries may experience declines in investment income as a result of lower interest rates that may be available upon reinvestment of the proceeds of maturing investments; and

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
Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced an increase in claims severity and a lengthening of the claim settlement periods on bodily injury claims during the past several years. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on bodily injury claims. Related uncertainties regarding future trends include the cost of medical technologies and procedures and changes in the utilization of medical procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at September 30, 2020. For every 1% change in our insurance subsidiaries’ loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax
results of operations would be approximately $5.4 million.
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
Excluding the impact of severe weather events and reduced claim frequency in the second and third quarters of 2020 due to restrictions related to
COVID-19,
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

Our insurance subsidiaries’ unpaid liability for losses and loss expenses by major line of business at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Commercial lines:
Automobile	$143,055	$126,224
Workers’ compensation	117,583	109,060
Commercial multi-peril	116,498	102,424
Other	13,279	9,115

Total commercial lines	390,415	346,823

Personal lines:
Automobile	124,976	132,191
Homeowners	20,074	23,494
Other	6,284	4,398

Total personal lines	151,334	160,083

Total commercial and personal lines	541,749	506,906
Plus reinsurance recoverable	400,181	362,768

Total liability for unpaid losses and loss expenses	$941,930	$869,674

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

Percentage Change in Loss and Loss Expense Reserves Net of Reinsurance	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at September 30, 2020	Percentage Change in Stockholders’ Equity at September 30, 2020(1)	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2019	Percentage Change in Stockholders’ Equity at December 31, 2019(1)
(dollars in thousands)
(10.0)%	$487,574	8.5%	$456,215	8.9%
(7.5)	501,118	6.4	468,888	6.7
(5.0)	514,662	4.2	481,561	4.4
(2.5)	528,205	2.1	494,233	2.2
Base	541,749	—	506,906	—
2.5	555,293	(2.1)	519,579	(2.2)
5.0	568,836	(4.2)	532,251	(4.4)
7.5	582,380	(6.4)	544,924	(6.7)
10.0	595,924	(8.5)	557,597	(8.9)

(1)	Net of income tax effect.
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
The following table provides a reconciliation of our net premiums earned to our net premiums written for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Net premiums earned	$184,926	$189,821	$556,552	$566,658
Change in net unearned premiums	(4,146)	(5,951)	16,168	14,930

Net premiums written	$180,780	$183,870	$572,720	$581,588

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

Combined Ratios
The following table presents comparative details with respect to our GAAP and statutory combined ratios for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
GAAP Combined Ratios (Total Lines)
Loss ratio (non-weather)	56.3%	61.6%	54.1%	60.8%
Loss ratio (weather-related)	9.1	7.3	7.6	7.2
Expense ratio	31.9	30.5	33.2	31.5
Dividend ratio	1.0	1.2	1.0	1.2

Combined ratio	98.3%	100.6%	95.9%	100.7%

Statutory Combined Ratios
Commercial lines:
Automobile	109.9%	113.9%	110.5%	114.3%
Workers’ compensation	86.8	85.4	85.9	82.0
Commercial multi-peril	109.2	98.7	98.1	94.4
Other	93.5	76.6	79.5	79.3
Total commercial lines	102.4	97.9	97.3	95.8
Personal lines:
Automobile	89.0	103.3	88.6	103.9
Homeowners	97.7	109.4	99.3	106.0
Other	84.0	73.6	76.5	77.7
Total personal lines	91.9	103.9	91.6	103.3
Total commercial and personal lines	97.7	100.8	94.7	99.5

Results of Operations - Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Net Premiums Earned.
Our insurance subsidiaries’ net premiums earned for the third quarter of 2020 were $184.9 million, a decrease of $4.9 million, or 2.6%, compared to $189.8 million for the third quarter of 2019, primarily reflecting decreases in net premiums written during 2020 and 2019.
Net Premiums Written.
Our insurance subsidiaries’ net premiums written for the three months ended September 30, 2020 were $180.8 million, a decrease of $3.1 million, or
1.7%, from the $183.9 million of net premiums written for the third quarter of 2019. Commercial lines net premiums written increased $4.1 million, or 4.3%, for the third quarter of 2020 compared to the third quarter of 2019. We attribute the increase in commercial lines net premiums written primarily to increased writings of new commercial accounts and net premium rate increases. Personal lines net premiums written decreased $7.2 million, or 8.0%, for the third quarter of 2020 compared to the third quarter of 2019. We attribute the decrease in personal lines net premiums written primarily to net attrition as a result of measures our insurance subsidiaries have implemented to improve underwriting profitability, partially offset by the impact of premium rate increases our insurance subsidiaries have implemented.
Investment Income.
Our net investment income was $7.4 million for the third quarter of 2020 and 2019.
Net Investment Gains (Losses).
Net investment gains for the third quarter of 2020 were $3.3 million, compared to net investment losses of $369,041 for the third quarter of 2019. The net investment gains for the third quarter of 2020 resulted primarily from unrealized gains within our equity securities portfolio at September 30, 2020. We did not recognize any impairment losses in our investment portfolio during the third quarter of 2020 or 2019.
Losses and Loss Expenses.
Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, was 65.4% for the third quarter of 2020, a decrease from our insurance subsidiaries’ loss ratio of 68.9% for the third quarter of 2019. We attribute this decrease primarily to various actions we implemented to improve profitability and reduced frequency of personal automobile claims as a result of lower traffic density during the third quarter of 2020. Weather-related losses of $16.9 million for the third quarter of 2020, or 9.1 percentage points of the loss ratio, increased from $13.9 million, or 7.3 percentage points of the loss ratio, for the third quarter of 2019. Weather-related loss activity for the third quarter of 2020 was comparable to our previous five-year average of $15.9 million for third quarter weather-related losses. On a statutory basis, our insurance subsidiaries’ commercial lines loss ratio was
68.2% for the third quarter of 2020, compared to 65.2% for the third quarter of 2019, primarily due to a weather-related increase in the commercial multiple-peril loss ratio. The personal lines statutory loss ratio of our insurance subsidiaries decreased to 61.1% for the third quarter of 2020, compared to 73.4% for the third quarter of 2019. We attribute this decrease primarily to decreases in the homeowners and personal automobile loss ratios. Our insurance subsidiaries experienced unfavorable loss reserve development of approximately $542,000 during the third quarter of 2020, compared to favorable loss reserve development of $1.0 million during the third quarter of 2019.
Underwriting Expenses.
The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 31.9% for the third quarter of 2020, compared to 30.5% for the third quarter of 2019. The increase in the expense ratio primarily reflected an increase in technology systems-related expenses, higher commercial growth incentive costs for our agents and increased underwriting-based incentive costs for our agents and employees during the third quarter of 2020 compared to the third quarter of 2019. The increase in technology systems-related expenses was primarily due to an increased allocation of costs from Donegal Mutual to our insurance subsidiaries following the successful implementation of the first phase of our ongoing systems modernization project in February 2020.
Combined Ratio.
The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were 98.3% and 100.6% for the third quarter ended September 30, 2020 and 2019, respectively. We attribute the decrease in the combined ratio primarily to a decrease in the loss ratio for the third quarter of 2020 compared to the third quarter of 2019.
Interest Expense.
Our interest expense for the third quarter of 2020 was $219,039, compared to $443,179 for the third quarter of 2019.
We attribute the decrease primarily to a
pre-payment
penalty of $176,000 incurred during the third quarter of 2019 related to Atlantic States’ early repayment of a cash advance with the FHLB of Pittsburgh.

Income Taxes.
We recorded income tax expense of $2.5 million for the third quarter of 2020, representing an effective tax rate of 17.4%. We recorded income tax expense of $1.1 million for the third quarter of 2019, representing an effective tax rate of 17.7%. The income tax expense and effective tax rate for the third quarter of 2020 and 2019 represented an estimate based on our projected annual taxable income.
Net Income and Income Per Share.
Our net income for the third quarter of 2020 was $11.8 million, or $.41 per diluted share of Class A common stock and $.37 per share of Class B common stock, compared to $5.2 million, or $.18 per diluted share of Class A common stock and $.16 per share of Class B common stock, for the third quarter of 2019. We had 24.1 million and 23.0 million Class A shares outstanding at September 30, 2020 and 2019, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.
Results of Operations - Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Net Premiums Earned.
Our insurance subsidiaries’ net premiums earned for the first nine months of 2020 were $556.6 million, a decrease of $10.1 million, or 1.8%, compared to $566.7 million for the first nine months of 2019, primarily reflecting decreases in net premiums written during 2020 and 2019.
Net Premiums Written.
Our insurance subsidiaries’ net premiums written for the nine months ended September 30, 2020 were $572.7 million, a decrease of $8.9 million, or 1.5%, from the $581.6 million of net premiums written for the first nine months of 2019. Commercial lines net premiums written increased $16.2 million, or 5.2%, for the first nine months of 2020 compared to the first nine months of 2019. We attribute the increase in commercial lines net premiums written primarily to increased writings of new commercial accounts and net premium rate increases. Personal lines net premiums written decreased $25.1 million, or 9.3%, for the first nine months of 2020 compared to the first nine months of 2019. We attribute the decrease in personal lines net premiums written primarily to net attrition as a result of measures our insurance subsidiaries have implemented to improve underwriting profitability, partially offset by the impact of premium rate increases our insurance subsidiaries have implemented.
Investment Income.
Our net investment income increased slightly to $22.0 million for the first nine months of 2020, compared to $21.7 million for the first nine months of 2019. We attribute the increase primarily to an increase in average invested assets, offset partially by a decrease in the average investment yield.
Net Investment (Losses) Gains.
Net investment losses for the first nine months of 2020 were $940,488, compared to net investment gains of $19.3 million for the first nine months of 2019. The net investment losses for the first nine months of 2020 resulted primarily from realized losses on sales of equity securities, offset partially by unrealized gains in the fair value of equity securities held at September 30, 2020. The net investment gains for the first nine months of 2019 included $12.7 million from the sale of DFSC and $5.5 million related to unrealized gains within our equity securities portfolio and a limited partnership that invests in equity securities. We did not recognize any impairment losses in our investment portfolio during the first nine months of 2020 or 2019.
Losses and Loss Expenses.
Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, was 61.7% for the first nine months of 2020, a decrease from our insurance subsidiaries’ loss ratio of 68.0% for the first nine months of 2019. We attribute this decrease primarily to various actions we implemented to improve profitability and reduced frequency of personal automobile claims as a result of lower driving activity during the second quarter of 2020 and lower traffic density during the third quarter of 2020. Weather-related losses of $42.5 million for the first nine months of 2020, or 7.6 percentage points of the loss ratio, increased from $40.6 million, or 7.2 percentage points of the loss ratio, for the first nine months of 2019. Weather-related loss activity for the first nine months of 2020 was comparable to our previous five-year average of $41.6 million for first nine months weather-related losses. On a statutory basis, our insurance subsidiaries’ commercial lines loss ratio was
63.1% for the first nine months of 2020, compared to 63.2% for the first nine months of 2019, primarily due to a decrease in the commercial automobile loss ratio. The personal lines statutory loss ratio of our insurance subsidiaries decreased to 59.8% for the first nine months of 2020, compared to 72.7% for the first nine months of 2019. We attribute this decrease primarily to decreases in the homeowners and personal automobile loss ratios. Our insurance subsidiaries experienced favorable loss reserve development of approximately $10.3 million and $7.9 million during the first nine months of 2020 and 2019, respectively.
Underwriting Expenses.
The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 33.2% for the first nine months of 2020, compared to 31.5% for the first nine months of 2019. The increase in the expense ratio primarily reflected $2.0 million in reserves we established during the first nine months of 2020 for potential credit losses related to uncollectible premiums due to the effect of
COVID-19
economic disruption, an increase in technology systems-related expenses, higher commercial growth incentive costs for our agents and increased underwriting-based incentive costs for our agents and employees. The increase in technology systems-related expenses was primarily due to an increased allocation of costs from Donegal Mutual to our insurance subsidiaries following the successful implementation of the first phase of our ongoing systems modernization project in February 2020.
Combined Ratio.
The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were 95.9% and 100.7% for the nine months ended September 30, 2020 and 2019, respectively. We attribute the decrease in the combined ratio to a decrease in the loss ratio for the first nine months of 2020 compared to the first nine months of 2019.
Interest Expense.
Our interest expense for the first nine months of 2020 was $871,461, compared to $1.3 million for the first nine months of 2019.
We attribute the decrease primarily to lower average interest rates for borrowings under our lines of credit, offset partially by higher average borrowings during the first nine months of 2020 compared to the first nine months of 2019.
Income Taxes.
We recorded income tax expense of $6.6 million for the first nine months of 2020, representing an effective tax rate of 14.7%. Income tax expense for the first nine months of 2020 included a $1.6 million income tax benefit related to the carryback of 2018 net operating losses to past tax years with higher statutory income tax rates than are currently in effect, as allowed under the Coronavirus Aid, Relief and Economic Security Act that was enacted in March 2020. We recorded income tax expense of $5.7 million for the first nine months of 2019, representing an effective tax rate of 14.7%. The income tax expense and effective tax rate for the first nine months of 2020 and 2019 primarily represented an estimate based on our projected annual taxable income.
Net Income and Income Per Share.
Our net income for the first nine months of 2020 was $38.2 million, or $1.33 per diluted share of Class A common stock and $1.21 per share of Class B common stock, compared to $33.0 million, or $1.17 per diluted share of Class A common stock and $1.06 per share of Class B common stock, for the first nine months of 2019. We had 24.1 million and 23.0 million Class A shares outstanding at September 30, 2020 and 2019, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.
Liquidity and Capital Resources
Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as such obligations and needs arise. Our major sources of funds from operations are the net cash flows we generate from our insurance subsidiaries’ underwriting results, investment income and investment maturities.
Our operations have historically generated sufficient net positive cash flow to fund our commitments and add to our investment portfolio, thereby increasing future investment returns and enhancing our liquidity. The impact of the pooling agreement between Donegal Mutual and Atlantic States has historically been cash-flow positive because of the consistent underwriting profitability of the pool. Donegal Mutual and Atlantic States settle their respective obligations to each other under the pool monthly, thereby resulting in cash flows substantially similar to the cash flows that would result from each company writing the business directly. We have not experienced any unusual variations in the timing of claim payments associated with the loss reserves of our insurance subsidiaries. We maintain significant liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective, thereby providing an additional measure of liquidity to meet our obligations should an unexpected variation occur in the future. Our operating activities provided net cash flows in the first nine months of 2020 and 2019 of $68.5 million and $48.4 million, respectively.
At September 30, 2020, we had no outstanding borrowings under our line of credit with M&T and had the ability to borrow up to $20.0 million at interest rates equal to the then-current LIBOR rate plus 2.00%. At September 30, 2020, Atlantic States had $85.0 million in outstanding advances with the FHLB of Pittsburgh, consisting of a $35.0 million advance that carries a fixed interest rate of 1.74% and a $50.0 million advance that carries a fixed interest rate of 0.83%. In March 2020, Atlantic States issued $50.0 million of debt to the FHLB of Pittsburgh in exchange for a cash advance in the same amount. Atlantic States obtained this contingent liquidity funding in light of uncertainty surrounding the economic impact of the
COVID-19
pandemic.

The following table shows our expected payments for significant contractual obligations at September 30, 2020:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Net liability for unpaid losses and loss expenses of our insurance subsidiaries	$541,749	$244,246	$255,615	$20,374	$21,514
Subordinated debentures	5,000	—	—	—	5,000
Borrowings under lines of credit	85,000	50,000	—	35,000	—

Total contractual obligations	$631,749	$294,246	$255,615	$55,374	$26,514

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
On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the SEC and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the nine months ended September 30, 2020 or 2019. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through September 30, 2020.
On October 15, 2020, our board of directors declared quarterly cash dividends of 15.0 cents per share of our Class A common stock and 13.25 cents per share of our Class B common stock, payable on November 16, 2020 to our stockholders of record as of the close of business on November 2, 2020. We are not subject to any restrictions on our payment of dividends to our stockholders, although there are state law restrictions on the payment of dividends by our insurance subsidiaries to us. Dividends from our insurance subsidiaries are our principal source of cash for payment of dividends to our stockholders. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk based capital (“RBC”) requirements that limit their ability to pay dividends to us. Our insurance subsidiaries’ statutory capital and surplus at December 31, 2019 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin. Our insurance subsidiaries paid $14.0 million in dividends to us during the first nine months of 2020. Amounts remaining available for distribution to us as dividends from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities in 2020 are $20.9 million from Atlantic States, $0 from Southern, $1.0 million from Peninsula and $576,859 from MICO, or a total of approximately $22.5 million.
At September 30, 2020, we had no material commitments for capital expenditures.

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
Other than interest rate and pricing fluctuations related to the
COVID-19
pandemic, there have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2019 through September 30, 2020.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act). Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at September 30, 2020, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information we are required to disclose in the reports that we file or submit under the Exchange Act, and our disclosure controls and procedures were also effective to ensure that information we disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
During 2020, Donegal Mutual implemented new infrastructure and applications systems that Donegal Mutual and our insurance subsidiaries began to utilize for the issuance of new and renewal workers’ compensation policies effective beginning in the second quarter of 2020. Such changes resulted in changes to procedures related to our financial reporting. Prior to the implementation of the new systems, we identified and designed new internal controls that we incorporated into our internal controls over financial reporting. Following the implementation, we validated these new controls according to our established processes. The implementation of the new systems represented the first phase of a multi-year systems modernization initiative Donegal Mutual is implementing to achieve various benefits for Donegal Mutual and our insurance subsidiaries, including streamlined workflows and innovative business solutions. We are not implementing these changes in internal controls to respond to any actual or perceived significant deficiencies in our internal control over financial reporting.
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
Part II. Other Information
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Our business, results of operations and financial condition, and, therefore, the value of our Class A common stock and our Class B common stock, are subject to a number of risks. For a description of certain risks, we refer to “Risk Factors” in our 2019 Annual Report on Form
10-K
that we filed with the SEC on March 6, 2020. Other than the information we discuss below, there have been no material changes in the risk factors we disclosed in that Form
10-K
Report during the nine months ended September 30, 2020.
The emergence of
COVID-19
has impacted the business operations of our insurance subsidiaries, and economic disruption related to the ongoing
COVID-19
pandemic may adversely affect our revenues, profitability, results of operations, cash flows, liquidity and financial condition.
In the first nine months of 2020, the
COVID-19
pandemic resulted in significant disruptions in economic activity throughout our operating regions.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 July 1-31, 2020	Class A – None Class B – None	Class A – None Class B – None	Class A – None Class B – None
Month #2 August 1-31, 2020	Class A – 101,667 Class B – None	Class A – $14.87 Class B – None	Class A – 101,667 Class B – None	(1)
Month #3 September 1-30, 2020	Class A – 180,000 Class B – None	Class A – $14.79 Class B – None	Class A – 180,000 Class B – None	(1)
Total	Class A – 281,667 Class B – None	Class A – $14.82 Class B – None	Class A – 281,667 Class B – None

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

DONEGAL GROUP INC.

November 5, 2020	By:	/s/ Kevin G. Burke
Kevin G. Burke, President and Chief Executive Officer

November 5, 2020	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Executive Vice President
and Chief Financial Officer