Form 10-K
period 2020-12-31
DONEGAL GROUP INC
filed 2021-03-05
CIK 800457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☒.    No  ☐.
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes  ☐.    No  ☒.
State the aggregate market value of the voting and
non-voting
common equity held by
non-affiliates
computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $216,494,411.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 24,699,005 shares of Class A common stock and 5,576,775 shares of Class B common stock outstanding on March 1, 2021.
Documents Incorporated by Reference
The registrant incorporates by reference portions of the registrant’s definitive proxy statement relating to registrant’s annual meeting of stockholders to be held April 15, 2021 into Part III of this report.

DONEGAL GROUP INC.

(i)

PART I

Item 1. Business.
Introduction
Donegal Group Inc., or DGI, is an insurance holding company whose insurance subsidiaries and affiliates offer personal and commercial lines of property and casualty insurance to businesses and individuals in 24
Mid-Atlantic,
Midwestern, New England, Southern and Southwestern states. DGI has no significant business operations and is separate and distinct from its insurance subsidiaries. As used in this Form
10-K
Report, the terms “we,” “us” and “our” refer to Donegal Group Inc. and its insurance subsidiaries. Our Class A common stock and our Class B common stock trade on the NASDAQ Global Select Market under the symbols “DGICA” and “DGICB,” respectively.
Donegal Mutual Insurance Company, or Donegal Mutual, organized us as an insurance holding company on August 26, 1986. At December 31, 2020, Donegal Mutual held approximately 42% of our outstanding Class A common stock and approximately
84% of our outstanding Class B common stock. Donegal Mutual’s ownership provides Donegal Mutual with approximately 71% of the combined voting power of our outstanding shares of Class A common stock and our outstanding shares of Class B common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to an intercompany pooling agreement and other intercompany agreements and transactions we describe in Note 3 of the Notes to Consolidated Financial Statements. While maintaining the separate corporate existence of each company, our insurance subsidiaries conduct business together with Donegal Mutual and its insurance subsidiaries as the Donegal Insurance Group. The Donegal Insurance Group is not a legal entity, is not an insurance company and does not issue or administer insurance policies. Rather, it is a trade name that refers to the group of insurance companies that are affiliated with Donegal Mutual.
At December 31, 2020, we had three segments: our investment function, our commercial lines of insurance and our personal lines of insurance. We set forth financial information about these segments in Note 19 of the Notes to Consolidated Financial Statements. The commercial lines products of our insurance subsidiaries consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies. The personal lines products of our insurance subsidiaries consist primarily of homeowners and private passenger automobile policies.
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
We believe we have a substantial opportunity, as a well-capitalized regional insurance holding company with a solid business strategy, to grow profitably and compete effectively with larger national property and casualty insurers. Our downstream holding company structure, with Donegal Mutual holding approximately 71% of the combined voting power of our common stock, has proven its effectiveness and success over the 34 years of our existence. Over that time period, we have grown significantly in terms of revenue and financial strength, and the Donegal Insurance Group has developed an excellent reputation as a regional group of property and casualty insurers.
We have been an effective consolidator of smaller “main street” property and casualty insurance companies, and we pursue opportunities to acquire other insurance companies to expand our business in a given region. Since 1998, we and Donegal Mutual have completed seven transactions involving acquisitions of property and casualty insurance companies or participation in the business of property and casualty insurance companies through Donegal Mutual’s entry into quota-share reinsurance agreements with them.

Donegal Mutual completed the merger of Mountain States Mutual Casualty Company, or Mountain States, with and into Donegal Mutual effective May 25, 2017. Donegal Mutual was the surviving company in the merger, and Mountain States’ insurance subsidiaries, Mountain States Indemnity Company and Mountain States Commercial Insurance Company (collectively, the “Mountain States insurance subsidiaries”), became insurance subsidiaries of Donegal Mutual upon completion of the merger. Upon completion of the merger, Donegal Mutual assumed all of the policy obligations of Mountain States and began to market its products together with the Mountain States insurance subsidiaries as the Mountain States Insurance Group in four Southwestern states. Donegal Mutual also entered into a 100% quota-share reinsurance agreement with the Mountain States insurance subsidiaries on the merger date. Beginning with policies effective in 2021, Donegal Mutual began to place the business of the Mountain States Insurance Group into the underwriting pool we describe in “History and Organizational Structure.” As a result, our consolidated financial results through December 31, 2020 excluded the results of the Mountain States Insurance Group operations in those Southwestern states.
We and Donegal Mutual sold Donegal Financial Services Corporation (“DFSC”) to Northwest Bancshares, Inc. (“Northwest”) on March 8, 2019, resulting in proceeds valued at approximately $85.8 million in a combination of cash and Northwest common stock. DFSC was a grandfathered unitary savings and loan holding company that owned Union Community Bank, a state savings bank. Immediately prior to the closing of the merger, DFSC paid a dividend of approximately $29.2 million to us and Donegal Mutual. As the owner of 48.2% of DFSC’s common stock, we received a dividend payment from DFSC of approximately $14.1 million and consideration from Northwest that included a combination of cash in the amount of $20.5 million and Northwest common stock with a fair value at the closing date of $20.9 million. We recorded a gain of $12.7 million from the sale of DFSC in our results of operations during 2019. We sold the Northwest common stock that we received as part of the consideration during 2019. This transaction represented the culmination of a banking strategy that began with the formation of DFSC in 2000.
Effective December 1, 2019, our insurance subsidiaries Le Mars Insurance Company (“Le Mars”) and Sheboygan Falls Insurance Company (“Sheboygan Falls”) merged with and into Atlantic States Insurance Company (the “Mergers”). As a result of the Mergers, the separate corporate existences of Le Mars and Sheboygan Falls ceased and Atlantic States Insurance Company (“Atlantic States”) continued as the surviving insurance company. Atlantic States placed the business of Le Mars and Sheboygan Falls, as their policies renewed subsequent to the effective date of the Mergers, into the underwriting pool.
Available Information
You may obtain our Annual Reports on Form
10-K,
including this Form
10-K
Report, our quarterly reports on Form
10-Q,
our current reports on Form
8-K,
our proxy statement and our other filings pursuant to the Securities Exchange Act of 1934, or the Exchange Act, without charge by viewing our website at
www.donegalgroup.com
. You may also view our Code of Business Conduct and Ethics and the charters of the executive committee, the audit committee, the compensation committee and the nominating committee of our board of directors on our website. Upon request to our corporate secretary, we will also provide printed copies of any of these documents to you without charge. We have provided the address of our website solely for the information of investors. We do not intend the reference to our website address to be an active link or to otherwise incorporate the contents of our website into this Form
10-K
Report. In addition to our website, the Securities and Exchange Commission (the “SEC”) maintains an Internet site at
www.sec.gov
that contains our reports, proxy and information statements and other information that we electronically file with, or furnish to, the SEC.
History and Organizational Structure
In the
mid-1980’s,
Donegal Mutual, as a mutual insurance company, recognized the desirability of developing additional sources of capital and surplus so it could remain competitive, expand its business and ensure its long-term viability. Accordingly, Donegal Mutual determined that the implementation of a downstream holding company structure was a viable business strategy to accomplish that objective. Thus, in 1986, Donegal Mutual formed us as a downstream holding company. After Donegal Mutual formed us, we in turn formed Atlantic States as our wholly owned property and casualty insurance company subsidiary.

In connection with the formation of Atlantic States and the establishment of our downstream insurance holding company system, Donegal Mutual and Atlantic States entered into a proportional reinsurance agreement, or pooling agreement. Under the pooling agreement, Donegal Mutual and Atlantic States contribute substantially all of their respective premiums, losses and loss expenses to the underwriting pool, and the underwriting pool, acting through Donegal Mutual, then allocates 80% of the pooled business to Atlantic States. Thus, Donegal Mutual and Atlantic States share the underwriting results of the pooled business in proportion to their respective participation in the underwriting pool.
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
The products Donegal Mutual and our insurance subsidiaries offer are generally complementary, which permits the Donegal Insurance Group to offer a broad range of products in a given market and to expand the Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account. Distinctions within the products Donegal Mutual and our insurance subsidiaries offer generally relate to specific risk profiles within similar classes of business, such as preferred tier products versus standard tier products. Donegal Mutual and we do not allocate all of the standard risk gradients to one company. As a result, the underwriting profitability of the business the individual companies write directly will vary. However, the underwriting pool homogenizes the risk characteristics of all business that Donegal Mutual and Atlantic States write directly. The business Atlantic States derives from the underwriting pool represents a significant percentage of our total consolidated revenues.
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
In addition to Atlantic States, our insurance subsidiaries are Southern Insurance Company of Virginia, or Southern, The Peninsula Insurance Company and its wholly owned subsidiary, Peninsula Indemnity Company, or collectively, Peninsula, and Michigan Insurance Company, or MICO. Donegal Mutual has a 100% quota-share reinsurance agreement with Southern Mutual Insurance Company, or Southern Mutual, and Donegal Mutual places its assumed business from Southern Mutual into the underwriting pool. Donegal Mutual wholly owns and has a 100% quota-share reinsurance agreement with the Mountain States insurance subsidiaries. Beginning with policies effective in 2021, Donegal Mutual places its assumed business from Mountain States insurance subsidiaries into the underwriting pool.

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

Relationship with Donegal Mutual
Donegal Mutual provides facilities, personnel and other services to us and our insurance subsidiaries. Donegal Mutual allocates certain related expenses to Atlantic States in proportion to its participation in the underwriting pool. Our insurance subsidiaries other than Atlantic States reimburse Donegal Mutual for their respective personnel costs and bear their proportionate share of information services costs based on each subsidiaries’ respective percentage of the total net premiums written of the Donegal Insurance Group. Charges for these services to Atlantic States and our other insurance subsidiaries totaled $153.9 million, $134.1 million and $126.2 million for 2020, 2019 and 2018, respectively.
Donegal Mutual is the employer of record for all personnel who provide services for our insurance subsidiaries. Donegal Mutual strives to maintain a culture that is based on integrity and respect, with an environment designed to facilitate excellent service to the agents and customers of Donegal Mutual and our insurance subsidiaries. At December 31, 2020, Donegal Mutual had 879 employees, of which 519 were based in its Marietta, Pennsylvania headquarters and 360 were based in regional offices or were permanent remote employees. There were 866 full-time employees and 13 part-time employees. Since March 2020, approximately 90% of Donegal Mutual’s employees have been working remotely from their homes due to health and safety concerns related to the
COVID-19
pandemic. Donegal Mutual will continue to evaluate developments related to the pandemic to determine if and when it is safe for employees to return to its headquarters and regional offices. Donegal Mutual provides employee compensation that is competitive and consistent with an employee’s position, knowledge, experience and skill level. Donegal Mutual provides annual wage increases that are based on merit. Donegal Mutual provides an annual cash incentive plan for all of its employees that provides an opportunity for Donegal Mutual’s employees to earn a bonus as a percentage of their annual wages that varies based on the level of underwriting profit Donegal Insurance Group achieves for a calendar year. In addition, Donegal Mutual provides to its full-time employees a comprehensive employee benefits program, including medical, dental and vision insurance, paid time off, and a 401(k) retirement plan that includes company matching provisions. Donegal Mutual also provides substantial training, development and wellness programs and resources to its employees.
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
The purpose of the catastrophe reinsurance agreement is to lessen the effects of an accumulation of losses arising from one event to levels that are appropriate given each subsidiary’s size, underwriting profile and surplus.
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
We and Donegal Mutual have maintained a coordinating committee since our formation in 1986. The coordinating committee consists of two members of our board of directors, neither of whom is a member of Donegal Mutual’s board of directors, and two members of Donegal Mutual’s board of directors, neither of whom is a member of our board of directors. The purpose of the coordinating committee is to establish and maintain a process for an ongoing evaluation of the transactions between Donegal Mutual, our insurance subsidiaries and us. The coordinating committee considers the fairness of each intercompany transaction to Donegal Mutual and its policyholders and to us and our stockholders.

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
The coordinating committee also meets annually to review each existing agreement between Donegal Mutual and us or our insurance subsidiaries, including all reinsurance agreements between Donegal Mutual and our insurance subsidiaries. The purpose of this annual review is to examine the results of the agreements over the past year and, in the case of reinsurance agreements, over several years and to determine if the results of the existing agreements remain fair and equitable to us and our stockholders and fair and equitable to Donegal Mutual and its policyholders or if Donegal Mutual and we should mutually agree to certain adjustments to the terms of the agreements. In the case of these reinsurance agreements, the annual adjustments typically relate to the reinsurance premiums, losses and reinstatement premiums. These agreements are ongoing in nature and will continue in effect throughout 2021 in the ordinary course of our business.
Our members on the coordinating committee, as of the date of this Form
10-K
Report, are Barry C. Huber and Richard D. Wampler, II. Donegal Mutual’s members on the coordinating committee as of such date are Michael W. Brubaker and Cyril J. Greenya. We refer to our proxy statement for our annual meeting of stockholders to be held on April 15, 2021 for further information about the members of the coordinating committee.
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

In the first quarter of 2021, our board of directors and the board of directors of Donegal Mutual each undertook a review of the relationships between Donegal Mutual and DGI and determined that continuing the current relationships and the current corporate structure of Donegal Mutual and DGI is in the best interests of DGI and its various constituencies.
Business Strategy
Our strategy is designed to allow our insurance subsidiaries to achieve their longstanding goal of outperforming the United States property and casualty insurance industry in terms of profitability and service, thereby providing value to the policyholders of our insurance subsidiaries and, ultimately, providing value to our stockholders. The annual net premiums earned of our insurance subsidiaries have increased from $301.5 million in 2006 to $742.0 million in 2020, a compound annual growth rate of 6.6%.
The combined ratio of our insurance subsidiaries and that of the United States property and casualty insurance industry as computed using United States generally accepted accounting principles, or GAAP, and statutory accounting principles, or SAP, for the years 2016 through 2020 are shown in the following table:

	2020	2019	2018	2017	2016
Our GAAP combined ratio	96.0%	99.5%	110.1%	103.0%	98.1%
Our SAP combined ratio	95.4	98.7	109.4	101.7	96.8
Industry SAP combined ratio (1)	99.3	99.2	99.6	104.0	100.9

(1)	As reported (projected for 2020) by A.M. Best Company.
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
Our insurance subsidiaries seek to achieve consistent underwriting profitability. Underwriting profitability is a fundamental component of our long-term financial strength because it allows our insurance subsidiaries to generate profits without relying exclusively on their investment income for profitability. Our insurance subsidiaries seek to enhance their underwriting results by:

•	carefully selecting the product lines they underwrite;

•	carefully selecting the individual risks they underwrite;

•	utilizing data analytics and predictive modeling tools to inform risk selection and pricing decisions;

•	minimizing their individual exposure to catastrophe-prone areas; and

•	evaluating their claims history on a regular basis to ensure the adequacy of their underwriting guidelines and product pricing.

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
Continued expansion of our insurance subsidiaries within their existing markets will be a key source of their continued premium growth, and maintaining an effective network of independent agencies is integral to this expansion. Our insurance subsidiaries seek to be among the top three insurers within each of the independent agencies for the lines of business our insurance subsidiaries write by providing a consistent, competitive and stable market for their products. We believe that the consistency of the product offerings of our insurance subsidiaries enables our insurance subsidiaries to compete effectively for independent agents with other insurers whose product offerings may fluctuate based on industry conditions. Our insurance subsidiaries offer a competitive compensation program to their independent agents that rewards them for producing profitable growth for our insurance subsidiaries. Our insurance subsidiaries provide their independent agents with ongoing support to enable them to better attract and service customers, including:

•	fully automated underwriting and policy issuance systems for commercial and personal lines of insurance;

•	training programs;

•	marketing support;

•	availability of a service center that provides comprehensive service for our policyholders; and

•	accessibility to and regular interactions with marketing and underwriting personnel and senior management of our insurance subsidiaries.
Our insurance subsidiaries appoint independent agencies with a strong underwriting and growth track record. We believe that our insurance subsidiaries will drive continued long-term growth by carefully selecting, motivating and supporting their independent agencies.

•	Acquiring property and casualty insurance companies to augment the organic growth of our insurance subsidiaries.
We have been an effective consolidator of smaller “main street” property and casualty insurance companies, and we expect to continue to acquire other insurance companies to expand our business in a given region over time.
Since 1998, we and Donegal Mutual have completed seven transactions involving acquisitions of property and casualty insurance companies or participation in the business of property and casualty insurance companies through Donegal Mutual’s entry into quota-share reinsurance agreements with them. We and Donegal Mutual intend to continue our growth by pursuing affiliations and acquisitions that meet our criteria. Our primary criteria are:

•	location in regions where our insurance subsidiaries and Donegal Mutual are currently conducting business or that offer an attractive opportunity to conduct profitable business;

•	a mix of business similar to the mix of business of our insurance subsidiaries and Donegal Mutual;

•	annual premium volume between $50.0 million to $100.0 million; and

•	fair and reasonable transaction terms.

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
The following table highlights our and Donegal Mutual’s history of insurance company acquisitions and affiliations since 1998:

Company Name	State of Domicile	Year Control Acquired	Method of Acquisition/Affiliation
Southern Heritage Insurance Company (1)	Georgia	1998	Purchase of stock by us in 1998.

Le Mars Mutual Insurance Company of Iowa and then Le Mars Insurance Company (1)(2)	Iowa	2002	Surplus note investment by Donegal Mutual in 2002; demutualization in 2004; acquisition of stock by us in 2004.

Peninsula Insurance Group	Maryland	2004	Purchase of stock by us in 2004.

Sheboygan Falls Mutual Insurance Company and then Sheboygan Falls Insurance Company (1)(2)	Wisconsin	2007	Contribution note investment by Donegal Mutual in 2007; demutualization in 2008; acquisition of stock by us in 2008.

Southern Mutual Insurance Company (3)	Georgia	2009	Surplus note investment by Donegal Mutual and quota-share reinsurance in 2009.

Michigan Insurance Company	Michigan	2010	Purchase of stock by us and surplus note investment by Donegal Mutual in 2010.

Mountain States Mutual Casualty Company (4)	New Mexico	2017	Merger with and into Donegal Mutual in 2017.

(1)	To reduce administrative and compliance costs and expenses, these subsidiaries subsequently merged into one of our existing insurance subsidiaries.
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
(4)
Donegal Mutual completed the merger of Mountain States with and into Donegal Mutual effective May 25, 2017. Donegal Mutual was the surviving company in the merger, and Mountain States insurance subsidiaries became insurance subsidiaries of Donegal Mutual upon completion of the merger. Donegal Mutual also entered into a 100% quota-share reinsurance agreement with the Mountain States insurance subsidiaries on the merger date. Beginning with policies effective in 2021, Donegal Mutual places the business of the Mountain States Insurance Group into the underwriting pool.

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
Our insurance subsidiaries maintain stringent expense controls under direct supervision of their senior management. We centralize the processing and administrative activities of our insurance subsidiaries to realize operating synergies and better expense control. Our insurance subsidiaries utilize technology to automate much of their underwriting and to facilitate agency and policyholder communications on an efficient, timely and cost-effective basis. Our insurance subsidiaries have increased their annual premium per employee, a measure of efficiency that our insurance subsidiaries use to evaluate their operations, from approximately $470,000 in 1999 to approximately $1.1 million in 2020.
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
Return on invested assets is an important element of the financial results of our insurance subsidiaries. The investment strategy of our insurance subsidiaries is to generate an appropriate amount of after-tax
income on invested assets while limiting the potential impact of equity market volatility and minimizing credit risk through investments in high-quality securities. As a result, our insurance subsidiaries seek to invest a high percentage of their assets in diversified, highly rated and marketable fixed-maturity instruments. The fixed-maturity portfolios of our insurance subsidiaries consist of both taxable and tax-exempt
securities. Our insurance subsidiaries maintain a portion of their portfolios in short-term securities to provide liquidity for the payment of claims and operation of their respective businesses. Our insurance subsidiaries maintain a small percentage (4.8% at December 31, 2020) of their portfolios in equity securities that have a history of paying cash dividends or that our insurance subsidiaries expect will appreciate in value over time.

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

In recent years, we have taken actions to shift our business mix to a higher proportion of commercial business, where we believe we have greater opportunities to achieve profitable, sustainable long-term growth. The following table sets forth the net premiums written of our insurance subsidiaries by line of insurance for the periods indicated:

	Year Ended December 31,
	2020		2019		2018
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial lines:
Automobile	$135,294	18.2%	$122,142	16.2%	$108,123	14.5%
Workers’ compensation	109,960	14.8	113,684	15.1	109,022	14.7
Commercial multi-peril	147,993	19.9	138,750	18.5	117,509	15.8
Other	32,739	4.5	30,303	4.0	15,241	2.0

Total commercial lines	425,986	57.4	404,879	53.8	349,895	47.0

Personal lines:
Automobile	184,602	24.9	210,507	28.0	249,275	33.5
Homeowners	111,886	15.1	117,118	15.5	123,782	16.6
Other	19,666	2.6	20,097	2.7	21,064	2.9

Total personal lines	316,154	42.6	347,722	46.2	394,121	53.0

Total business	$742,140	100.0%	$752,601	100.0%	$744,016	100.0%

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

Distribution
Our insurance subsidiaries market their products primarily in the
Mid-Atlantic,
Midwestern, New England, Southern and Southwestern regions through approximately 2,300 independent insurance agencies. At December 31, 2020, the Donegal Insurance Group actively wrote business in
24 states (Alabama, Colorado, Delaware, Georgia, Illinois, Indiana, Iowa, Maine, Maryland, Michigan, Nebraska, New Hampshire, New Mexico, North Carolina, Ohio, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, and Wisconsin). Prior to 2021, Donegal Mutual excluded the business it wrote directly and assumed from the Mountain States insurance subsidiaries in four Southwestern states (Colorado, New Mexico, Texas and Utah) from the pooling agreement between Donegal Mutual and Atlantic States. As a result, this business had no impact on our results of operations through December 31, 2020. We believe the relationships of our insurance subsidiaries with their independent agents are valuable in identifying, obtaining and retaining profitable business. Our insurance subsidiaries maintain a stringent agency selection procedure that emphasizes appointing agencies with proven marketing strategies for the development of profitable business, and our insurance subsidiaries only appoint agencies with a strong underwriting history and potential growth capabilities. Our insurance subsidiaries also regularly evaluate the independent agencies that represent them based on their profitability and performance in relation to the objectives of our insurance subsidiaries. Our insurance subsidiaries seek to be among the top three insurers within each of their agencies for the lines of business our insurance subsidiaries write.
The following table sets forth the percentage of direct premiums our insurance subsidiaries write, including 80% of the direct premiums Donegal Mutual and Atlantic States include in the underwriting pool, in each of the states where they conducted a significant portion of their business in 2020:

Pennsylvania	34.7%
Michigan	15.2
Maryland	9.3
Georgia	7.2
Virginia	6.9
Delaware	6.5
Wisconsin	3.8
Ohio	3.2
Iowa	2.3
Indiana	2.2
Tennessee	2.1
Other	6.6

Total	100.0%

Our insurance subsidiaries employ a number of policies and procedures that we believe enable them to attract, retain and motivate their independent agents. We believe that the consistency of the product offerings of our insurance subsidiaries enables our insurance subsidiaries to compete effectively for independent agents with other insurers whose product offerings may fluctuate based upon industry conditions. Our insurance subsidiaries have a competitive compensation program for their independent agents that includes base commissions, growth incentive plans and a profit-sharing plan, consistent with applicable state laws and regulations, under which the independent agents may earn additional commissions based upon the volume of premiums produced and the profitability of the business our insurance subsidiaries receive from that agency.

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
We believe the availability and use of these technology systems has resulted in improved service to agents and policyholders, increased efficiencies in processing the business of our insurance subsidiaries and lower operating costs. Key components of these integrated technology systems are the agency interface system, the automated underwriting and policy issuance systems, a claims processing system and an imaging system. The agency interface system provides our insurance subsidiaries with a high level of data sharing both to and from agents’ systems and also provides agents with an integrated means of processing new business. The automated underwriting and policy issuance systems provide agents with the ability to generate underwritten quotes and automatically issue policies that meet the underwriting guidelines of our insurance subsidiaries with limited or no intervention by their personnel. The claims processing system allows our insurance subsidiaries to process claims efficiently and in an automated environment. The imaging system eliminates the need to handle paper files, while providing greater access to the same information by a variety of personnel. We believe our agency-facing technology systems compare favorably to those of many national property and casualty insurance carriers in terms of quality and service levels. In 2018, Donegal Mutual initiated a multi-year systems modernization project to replace its remaining legacy systems, streamline our business processes and workflows and enhance our data analytics and modeling capabilities. In February 2020, Donegal Mutual implemented the first release of new systems related to the project, and our insurance subsidiaries began to issue workers’ compensation policies from the new systems in the second quarter of 2020. Over the next several years, Donegal Mutual expects to implement new systems for the remaining lines of business Donegal Mutual and our insurance subsidiaries offer currently. The next release of new systems related to the project will include three personal lines of business and is scheduled for phased implementation beginning in the third quarter of 2021.
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

The claims departments of our insurance subsidiaries rigorously manage claims to assure that they settle legitimate claims quickly and fairly and that they identify questionable claims for defense. In the majority of cases, the personnel of our insurance subsidiaries, who have significant experience in the property and casualty insurance industry and know the service philosophy of our insurance subsidiaries, adjust claims. Our insurance subsidiaries provide various means of claims reporting on a
24-hours
a day, seven-days a week basis, including toll-free numbers and electronic reporting through our website and mobile application. Our insurance subsidiaries strive to respond to notifications of claims promptly, generally within the day reported. Our insurance subsidiaries believe that, by responding promptly to claims, they provide quality customer service and minimize the ultimate cost of the claims. Our insurance subsidiaries engage independent adjusters as needed to handle claims in areas in which the volume of claims is not sufficient to justify the hiring of internal claims adjusters by our insurance subsidiaries. Our insurance subsidiaries also employ private adjusters and investigators, structural experts and outside legal counsel to supplement their internal staff and to assist in the investigation of claims. Our insurance subsidiaries have a special investigative unit primarily staffed by former law enforcement officers that attempts to identify and prevent fraud and abuse and to investigate questionable claims.
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
Liabilities for Losses and Loss Expenses
Liabilities for losses and loss expenses are estimates at a given point in time of the amounts an insurer expects to pay with respect to incurred policyholder claims based on facts and circumstances the insurer knows at that point in time. For example, legislative, judicial and regulatory actions may expand coverage definitions, retroactively mandate coverage or otherwise require our insurance subsidiaries to pay losses for damages that their policies explicitly excluded or did not intend to cover. At the time of establishing its estimates, an insurer recognizes that its ultimate liability for losses and loss expenses will exceed or be less than such estimates. Our insurance subsidiaries base their estimates of liabilities for losses and loss expenses on assumptions as to future loss trends, expected claims severity, judicial theories of liability and other factors. However, during the loss adjustment period, our insurance subsidiaries may learn additional facts regarding individual claims, and, consequently, it often becomes necessary for our insurance subsidiaries to refine and adjust their estimates for these liabilities. We reflect any adjustments to the liabilities for losses and loss expenses of our insurance subsidiaries in our consolidated results of operations in the period in which our insurance subsidiaries make adjustments to their estimates.
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
Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced an increase in claims severity and a lengthening of the claim settlement periods on bodily injury claims during the past several years. In addition, the
COVID-19
pandemic and related government mandates and restrictions resulted in various changes from historical claims reporting and settlement trends during 2020. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on bodily injury claims. Related uncertainties regarding future trends include social inflation, the rate of plaintiff attorney involvement in claims and the cost of medical technologies and procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at December 31, 2020. For every 1% change in our insurance subsidiaries’ loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax
results of operations would be approximately $5.6 million.
The establishment of appropriate liabilities is an inherently uncertain process and we can provide no assurance that our insurance subsidiaries’ ultimate liability will not exceed our insurance subsidiaries’ loss and loss expense reserves and have an adverse effect on our results of operations and financial condition. Furthermore, we cannot predict the timing, frequency and extent of adjustments to our insurance subsidiaries’ estimated future liabilities, because the historical conditions and events that serve as a basis for our insurance subsidiaries’ estimates of ultimate claim costs may change. As is the case for substantially all property and casualty insurance companies, our insurance subsidiaries have found it necessary in the past to increase their estimated future liabilities for losses and loss expenses in certain periods and, in other periods, their estimated future liabilities for losses and loss expenses have exceeded their actual liabilities for losses and loss expenses. Changes in our insurance subsidiaries’ estimates of their liability for losses and loss expenses generally reflect actual payments and their evaluation of information received subsequent to the prior reporting period. Our insurance subsidiaries recognized a decrease in their liability for losses and loss expenses of prior years of $12.9 million in each of 2020 and 2019. Our insurance subsidiaries recognized an increase in their liability for losses and loss expenses of prior years of $35.6 million in 2018. Our insurance subsidiaries made no significant changes in their reserving philosophy or claims management personnel, and they have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those years. The 2020 development represented 2.6% of the December 31, 2019 net carried reserves and resulted primarily from lower-than-expected severity in the workers’ compensation and personal automobile lines of business, partially offset by higher-than-expected severity in the commercial automobile and commercial multi-peril lines of business, for accident years prior to 2020. The majority of the 2020 development related to decreases in the liability for losses and loss expenses of prior years for Atlantic States and MICO. The 2019 development represented 2.7% of the December 31, 2018 net carried reserves and resulted primarily from lower-than-expected severity in the workers’ compensation line of business, partially offset by higher-than-expected severity in the commercial automobile and commercial multi-peril lines of business, for accident years prior to 2019. The majority of the 2019 development related to decreases in the liability for losses and loss expenses of prior years for Atlantic States and MICO. The 2018 development represented 9.3% of the December 31, 2017 net carried reserves and resulted primarily from higher-than-expected severity in the commercial multi-peril, personal automobile and commercial automobile lines of business, offset by lower-than-expected severity in the workers’ compensation line of business, for accident years prior to 2018. The majority of the 2018 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States and Southern. During 2018, our insurance subsidiaries received new information on previously-reported commercial automobile and personal automobile claims that led our insurance subsidiaries to conclude that their prior actuarial assumptions did not fully anticipate recent changes in severity and reporting trends. As a result, our insurance subsidiaries’ actuaries increased their projections of the ultimate cost of our insurance subsidiaries’ prior-year personal automobile and commercial automobile losses, and our insurance subsidiaries added $17.7 million to their reserves for personal automobile and $20.8 million to their reserves for commercial automobile for accident years prior to 2018.
Excluding the impact of severe weather events and the
COVID-19
pandemic, our insurance subsidiaries have noted stable amounts in the number of claims incurred and the number of claims outstanding at period ends relative to their premium base in recent years across most of their lines of business. However, the amount of the average claim outstanding has increased gradually over the past several years due to various factors such as rising medical loss costs and increased litigation trends. We have also experienced a general slowing of settlement rates in litigated claims. Our insurance subsidiaries could have to make further adjustments to their estimates in the future. However, on the basis of our insurance subsidiaries’ internal procedures, which analyze, among other things, their prior assumptions, their experience with similar cases and historical trends such as reserving patterns, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes, we believe that our insurance subsidiaries have made adequate provision for their liability for losses and loss expenses.
Atlantic States’ participation in the underwriting pool with Donegal Mutual exposes Atlantic States to adverse loss development on the business that Donegal Mutual contributes to the underwriting pool. However, pooled business represents the predominant percentage of the net underwriting activity of both companies, and Donegal Mutual and Atlantic States share proportionately any adverse risk development relating to the pooled business. The business in the underwriting pool is homogeneous, and each company has a pro-rata
share of the entire underwriting pool. Since the predominant percentage of the business of Atlantic States and Donegal Mutual is pooled and the results shared by each company according to its participation level under the terms of the pooling agreement, the intent of the underwriting pool is to produce a more uniform and stable underwriting result from year to year for each company than either would experience individually and to spread the risk of loss between the companies.
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
Differences between liabilities reported in our financial statements prepared on a GAAP basis and our insurance subsidiaries’ financial statements prepared on a SAP basis result from anticipating salvage and subrogation recoveries for GAAP but not for SAP. These differences amounted to $21.0 million, $20.2 million and $20.0 million at December 31, 2020, 2019 and 2018, respectively.

The following table sets forth a reconciliation of the beginning and ending GAAP net liability of our insurance subsidiaries for unpaid losses and loss expenses for the periods indicated:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Gross liability for unpaid losses and loss expenses at beginning of year	$869,674	$814,665	$676,672
Less reinsurance recoverable	362,768	339,267	293,271

Net liability for unpaid losses and loss expenses at beginning of year	506,906	475,398	383,401

Provision for net losses and loss expenses for claims incurred in the current year	472,709	519,320	540,827
Change in provision for estimated net losses and loss expenses for claims incurred in prior years	(12,945)	(12,932)	35,631

Total incurred	459,764	506,388	576,458

Net losses and loss expense payments for claims incurred during:
The current year	236,984	278,924	308,578
Prior years	172,497	195,956	175,883

Total paid	409,481	474,880	484,461

Net liability for unpaid losses and loss expenses at end of year	557,189	506,906	475,398
Plus reinsurance recoverable	404,818	362,768	339,267

Gross liability for unpaid losses and loss expenses at end of year	$962,007	$869,674	$814,665

The following table sets forth the development of the liability for net unpaid losses and loss expenses of our insurance subsidiaries from 2010 to 2020. Loss data in the table includes business Atlantic States received from the underwriting pool.
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
The “Net liability
re-estimated
as of” portion of the table shows the
re-estimated
amount of the previously recorded liability based on experience for each succeeding year. The estimate increases or decreases as payments are made and more information becomes known about the severity of the remaining unpaid claims. For example, the 2010 liability has developed a deficiency after ten years because we expect the re-estimated
net losses and loss expenses to be $989,000 more than the estimated liability we initially established in 2010 of $217.9 million.
The “Cumulative deficiency (excess)” shows the cumulative deficiency or excess at December 31, 2020 of the liability estimate shown on the top line of the corresponding column. A deficiency in liability means that the liability established in prior years was less than the amount of actual payments and currently re-estimated
remaining unpaid liability. An excess in liability means that the liability established in prior years exceeded the amount of actual payments and currently re-estimated
unpaid liability remaining.
The “Cumulative amount of liability paid through” portion of the table shows the cumulative net losses and loss expense payments made in succeeding years for net losses incurred prior to the balance sheet date. For example, the 2010 column indicates that at December 31, 2020 payments equal to $213.3 million of the currently re-estimated
ultimate liability for net losses and loss expenses of $218.9 million had been made.

	Year Ended December 31,
(in thousands)	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
Net liability at end of year for unpaid losses and loss expenses	$217,896	$243,015	$250,936	$265,605	$292,301	$322,054	$347,518	$383,401	$475,398	$506,906	$557,189
Net liability re-estimated as of:
One year later	217,728	250,611	261,294	280,074	299,501	325,043	354,139	419,032	462,466	493,961
Two years later	217,355	255,612	268,877	281,782	299,919	329,115	375,741	413,535	450,862
Three years later	218,449	257,349	270,473	281,666	304,855	338,118	376,060	404,902
Four years later	218,514	256,460	270,794	284,429	307,840	339,228	372,230
Five years later	218,202	255,660	271,954	285,130	310,354	338,020
Six years later	217,430	256,388	272,553	287,439	310,380
Seven years later	217,703	257,132	274,111	287,063
Eight years later	218,173	257,935	274,472
Nine years later	218,603	258,272
Ten years later	218,885
Cumulative deficiency (excess)	989	15,257	23,536	21,458	18,079	15,966	24,712	21,501	(24,536)	(12,945)

Cumulative amount of liability paid through:
One year later	$96,202	$119,074	$126,677	$131,766	$131,779	$149,746	$163,005	$175,883	$195,956	$172,497
Two years later	148,140	181,288	191,208	194,169	206,637	228,506	250,678	276,331	275,993
Three years later	178,073	217,138	225,956	233,371	251,654	274,235	306,338	317,447
Four years later	195,948	234,392	245,094	255,451	274,248	300,715	324,628
Five years later	203,633	241,538	254,502	265,841	287,178	309,630
Six years later	206,731	245,774	259,437	272,431	292,327
Seven years later	209,527	248,195	263,386	275,357
Eight years later	210,982	250,272	265,026
Nine years later	212,340	251,696
Ten years later	213,333

	Year Ended December 31,
(in thousands)	2012	2013	2014	2015	2016	2017	2018	2019	2020
Gross liability at end of year	$458,827	$495,619	$538,258	$578,205	$606,665	$676,672	$814,665	$869,674	$962,007
Reinsurance recoverable	207,891	230,014	245,957	256,151	259,147	293,271	339,266	362,768	404,818
Net liability at end of year	250,936	265,605	292,301	322,054	347,518	383,401	475,398	506,906	557,189
Gross re-estimated liability	492,274	519,465	560,090	592,023	629,162	692,908	782,595	838,833
Re-estimated recoverable	217,802	232,402	249,710	254,003	256,932	288,006	331,733	344,872
Net re-estimated liability	274,472	287,063	310,380	338,020	372,230	404,902	450,862	493,961
Gross cumulative deficiency (excess)	33,447	23,846	21,832	13,818	22,497	16,236	(32,070)	(30,841)
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
A-
(Excellent) rating from A.M. Best.

The external reinsurance our insurance subsidiaries and Donegal Mutual purchased for 2020 included:

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

For property insurance, our insurance subsidiaries had excess of loss treaties that provided for coverage of $33.0 million per loss over a set retention of $2.0 million. For liability insurance, our insurance subsidiaries had excess of loss treaties that provided for coverage of $58.0 million per occurrence over a set retention of $2.0 million. For workers’ compensation insurance, our insurance subsidiaries had excess of loss treaties that provided for coverage of $13.0 million on any one life over a set retention of $2.0 million.
Our insurance subsidiaries and Donegal Mutual also purchased facultative reinsurance to cover certain exposures, including property exposures that exceeded the limits provided by their respective treaty reinsurance.
Investments
At December 31, 2020, 99.8% of all debt securities our insurance subsidiaries held had an investment-grade rating. The investment portfolios of our insurance subsidiaries did not contain any mortgage loans or any non-performing
assets at December 31, 2020.

The following table shows the composition of the debt securities (at carrying value) in the investment portfolios of our insurance subsidiaries, excluding short-term investments, by rating at December 31, 2020:

(dollars in thousands)	December 31, 2020
Rating (1)	Amount	Percent
U.S. Treasury and U.S. agency securities (2)	$374,483	32.8%
Aaa or AAA	23,734	2.1
Aa or AA	315,352	27.6
A	211,456	18.5
BBB	214,719	18.8
B	2,001	0.2

Total	$1,141,745	100.0%

(1)	Ratings assigned by Moody’s Investors Services, Inc. or Standard & Poor’s Corporation.
(2)	Includes mortgage-backed securities of $249.2 million.

Our insurance subsidiaries invest in both taxable and
tax-exempt
securities as part of their strategy to maximize
after-tax
income.
Tax-exempt
securities made up approximately
22.9%, 18.7% and 19.7% of the fixed-maturity securities in the combined investment portfolios of our insurance subsidiaries at December 31, 2020, 2019 and 2018, respectively.

The following table shows the classification of our investments and the investments of our insurance subsidiaries at December 31, 2020, 2019 and 2018 (at carrying value):

	December 31,
	2020		2019		2018
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Fixed maturities (1) :
Held to maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$77,435	6.3%	$82,916	7.5%	$76,223	7.4%
Obligations of states and political subdivisions	312,319	25.6	204,634	18.4	159,292	15.5
Corporate securities	173,270	14.2	156,399	14.1	127,010	12.3
Mortgage-backed securities	23,585	1.9	32,145	2.9	40,274	3.9

Total held to maturity	586,609	48.0	476,094	42.9	402,799	39.1

Available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	47,815	3.9	19,364	1.7	44,210	4.3
Obligations of states and political subdivisions	68,965	5.7	56,796	5.1	75,216	7.3
Corporate securities	212,708	17.4	159,244	14.3	137,833	13.4
Mortgage-backed securities	225,648	18.5	329,548	29.7	269,299	26.1

Total available for sale	555,136	45.5	564,952	50.8	526,558	51.1

Total fixed maturities	1,141,745	93.5	1,041,046	93.7	929,357	90.2
Equity securities (2)	58,556	4.8	55,477	5.0	43,667	4.2
Investment in affiliate (3)	—	—	—	—	41,026	4.0
Short-term investments (4)	20,901	1.7	14,030	1.3	16,749	1.6

Total investments	$1,221,202	100.0%	$1,110,553	100.0%	$1,030,799	100.0%

(1)
We refer to Notes 1 and 4 to our Consolidated Financial Statements. We value those fixed maturities we classify as held to maturity at amortized cost; we value those fixed maturities we classify as available for sale at fair value. The total fair value of fixed maturities we classified as held to maturity was $632.6 million at December 31, 2020, $500.3 million at December 31, 2019 and $405.0 million at December 31, 2018. The amortized cost of fixed maturities we classified as available for sale was $535.0 million at December 31, 2020, $556.8 million at December 31, 2019 and $535.1 million at December 31, 2018.

(2)	We value equity securities at fair value. The total cost of equity securities was $42.4 million at December 31, 2020, $43.4 million at December 31, 2019 and $40.9 million at December 31, 2018.
(3)	We valued our investment in our affiliate at cost, adjusted for our share of earnings and losses of our affiliate as well as changes in equity of our affiliate due to unrealized gains and losses.
(4)	We value short-term investments at cost, which approximates fair value.

The following table sets forth the maturities (at carrying value) in the fixed maturity portfolio of our insurance subsidiaries at December 31, 2020, 2019 and 2018:

	December 31,
	2020		2019		2018
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Due in (1) :
One year or less	$73,166	6.4%	$29,209	2.8%	$39,282	4.2%
Over one year through three years	85,805	7.5	71,738	6.9	74,773	8.1
Over three years through five years	111,258	9.8	93,982	9.0	84,987	9.1
Over five years through ten years	341,947	30.0	297,836	28.6	256,267	27.6
Over ten years through fifteen years	139,604	12.2	116,368	11.2	117,875	12.7
Over fifteen years	140,732	12.3	70,220	6.8	46,600	5.0
Mortgage-backed securities	249,233	21.8	361,693	34.7	309,573	33.3

	$1,141,745	100.0%	$1,041,046	100.0%	$929,357	100.0%

(1)
Based on stated maturity dates with no prepayment assumptions. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As shown above, our insurance subsidiaries held investments in mortgage-backed securities having a carrying value of $249.2 million at December 31, 2020. The mortgage-backed securities consist primarily of investments in governmental agency balloon pools with stated maturities between one and
37 years. The stated maturities of these investments limit the exposure of our insurance subsidiaries to extension risk in the event that interest rates rise and prepayments decline. Our insurance subsidiaries perform an analysis of the underlying loans when evaluating a mortgage-backed security for purchase, and they select those securities that they believe will provide a return that properly reflects the prepayment risk associated with the underlying loans.
The following table sets forth the investment results of our insurance subsidiaries for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
(dollars in thousands)	2020	2019	2018
Invested assets (1)	$1,165,878	$1,070,676	$1,018,334
Investment income (2)	29,504	29,515	26,908
Average yield	2.5%	2.8%	2.6%
Average tax-equivalent yield	2.7	2.9	2.8

(1)	Average of the aggregate invested amounts at the beginning and end of the period.
(2)	Investment income is net of investment expenses and does not include investment gains or losses or provision for income taxes.
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

In addition to state-imposed insurance laws and regulations, the National Association of Insurance Commissioners, or the NAIC, maintains a risk-based capital system, or RBC, for assessing the adequacy of the statutory capital and surplus of insurance companies that augments the states’ current fixed dollar minimum capital requirements for insurance companies. At December 31, 2020, our insurance subsidiaries and Donegal Mutual each exceeded the minimum levels of statutory capital the RBC rules require by a substantial margin.
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
We are part of an insurance holding company system of which Donegal Mutual is the ultimate controlling person. All of the states in which our insurance companies and Donegal Mutual maintain a domicile have legislation that regulates insurance holding company systems. Each insurance company in the insurance holding company system must register with the insurance supervisory agency of its state of domicile and furnish information concerning the operations of companies within the insurance holding company system that may materially affect the operations, management or financial condition of the insurers within the system. Pursuant to these laws, the respective insurance departments in which our subsidiaries and Donegal Mutual maintain a domicile may examine our insurance subsidiaries or Donegal Mutual at any time, require disclosure of material transactions by the holding company with another member of the insurance holding company system and require prior notice or prior approval of certain transactions, such as “extraordinary dividends” from the insurance subsidiaries to the holding company. We have insurance subsidiaries domiciled in Michigan, Pennsylvania and Virginia.
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

Regulatory requirements, including RBC requirements, may impact our insurance subsidiaries’ ability to pay dividends. The amount of statutory capital and surplus necessary for our insurance subsidiaries to satisfy regulatory requirements, including RBC requirements, was not significant in relation to our insurance subsidiaries’ statutory capital and surplus at December 31, 2020. Generally, the maximum amount that one of our insurance subsidiaries may pay to us as ordinary dividends during any year after notice to, but without prior approval of, the insurance commissioner of its domiciliary state is limited to a stated percentage of that subsidiary’s statutory capital and surplus at December 31 of the preceding fiscal year or the net income of that subsidiary for its preceding fiscal year. Our insurance subsidiaries paid dividends to us of $14.0 million, $4.0 million and $11.0 million in 2020, 2019 and 2018, respectively. At December 31, 2020, the amount of ordinary dividends our insurance subsidiaries could pay to us during 2021, without the prior approval of their respective domiciliary insurance commissioners, is shown in the following table.

Name of Insurance Subsidiary	Ordinary Dividend Amount
Atlantic States	$27,979,670
MICO	12,236,054
Peninsula	10,907,098
Southern	300,409

Total	$51,423,231

Donegal Mutual Insurance Company
Donegal Mutual organized as a mutual fire insurance company in Pennsylvania in 1889. At December 31, 2020, Donegal Mutual had admitted assets of $759.5 million and policyholders’ surplus of $319.4 million. At December 31, 2020, Donegal Mutual had total liabilities of $440.1 million, including reserves for net losses and loss expenses of $187.4 million and unearned premiums of $89.2 million. Donegal Mutual’s investment portfolio of $423.0 million at December 31, 2020 consisted primarily of investment-grade bonds of $183.0 million and its investment in our Class A common stock and our Class B common stock. At December 31, 2020, Donegal Mutual owned 10,267,692 shares, or approximately 42%, of our Class A common stock, which Donegal Mutual carried on its books at $146.7 million, and 4,654,339 shares, or approximately 84%, of our Class B common stock, which Donegal Mutual carried on its books at $66.5 million. We present Donegal Mutual’s financial information in accordance with SAP as the NAIC Accounting Practices and Procedures Manual requires. Donegal Mutual does not, nor is it required to, prepare financial statements in accordance with GAAP.
Cautionary Statement Regarding Forward-Looking Statements
This Form
10-K
Report and the documents we incorporate by reference in this Form
10-K
Report contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include certain discussions relating to underwriting, premium and investment income volumes, business strategies, reserves, profitability and business relationships and our other business activities during 2020 and beyond. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “objective,” “project,” “predict,” “potential,” “goal” and similar expressions. These forward-looking statements reflect our current views about future events and our current assumptions, and are subject to known and unknown risks and uncertainties that may cause our results, performance or achievements to differ materially from those we anticipate or imply by our forward-looking statements. We cannot control or predict many of the factors that could determine our future financial condition or results of operations. Such factors may include those we describe under “Risk Factors.” The forward-looking statements contained in this Form
10-K
Report reflect our views and assumptions only as of the date of this Form
10-K
Report. Except as required by law, we do not intend to update, and we assume no responsibility for updating, any forward-looking statements we have made. We qualify all of our forward-looking statements by these cautionary statements.

Item 1A.    Risk Factors.
Risk Factors
Risks Relating to the Property and Casualty Insurance Industry
Industry trends, such as increasing loss severity due to higher rates of litigation against the insurance industry and individual insurers, the willingness of courts to expand covered causes of loss, rising jury awards, escalating medical costs and other factors may contribute to increased costs and result in ultimate loss settlements that exceed the reserves of our insurance subsidiaries.
Loss severity in the property and casualty insurance industry has increased in recent years, principally driven by factors such as distracted driving, larger court judgments, higher jury awards and increasing medical and automobile repair costs. In addition, many classes of complainants have brought legal actions and proceedings that tend to increase the size of judgments. The propensity of policyholders and third-party claimants to litigate and the willingness of courts to expand causes of loss and the size of awards, to eliminate exclusions and to increase coverage limits may result in ultimate settlements of current and future losses that exceed the loss reserves of our insurance subsidiaries.
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
The increased frequency and severity of weather-related catastrophes and other losses, such as from wildfires, incurred by the industry in 2020 and in prior years may be indicative of changing weather patterns due to climate change. While the emerging science regarding climate change and its connection to extreme weather events continues to be studied, climate change, to the extent it produces rising temperatures and changes in weather patterns, could affect the frequency and severity of weather events and wildfires and thus impact the affordability and availability of catastrophe reinsurance coverage for our insurance subsidiaries. In particular, increased weather-related catastrophes in the states in which our insurance subsidiaries operate would lead to higher overall losses if they were unable to offset such losses through pricing actions.

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
The ability to underwrite and set rates effectively is subject to a number of risks and uncertainties, including:

•	the availability of sufficient, reliable data;

•	the ability to conduct a complete and accurate analysis of available data;

•	the ability to recognize in a timely manner changes in trends and to project both the severity and frequency of losses with reasonable accuracy;

•	uncertainties generally inherent in estimates and assumptions;

•	the ability to project changes in certain operating expense levels with reasonable certainty;

•	the development, selection and application of appropriate rating formulae or other pricing methodologies;

•	the effective development and appropriate use of modeling tools to assist with correctly and consistently achieving the intended results in underwriting and pricing;

•	the ability to innovate with new pricing strategies and the success of those innovations on implementation;

•	the ability to secure regulatory approval of premium rates on an adequate and timely basis;

•	the ability to predict policyholder retention accurately;

•	unanticipated court decisions, legislation or regulatory action;

•	unanticipated changes in our claim settlement practices;

•	changes in driving patterns for auto exposures;

•	changes in weather patterns for property exposures;

•	changes in the medical sector of the economy that impact bodily injury loss costs;

•	changes in auto repair costs, auto parts prices and used car prices;

•	the impact of emerging technologies, including driver assistance technologies and autonomous vehicles, on pricing, insurance coverages and loss costs;

•	the impact of inflation and other factors on the cost and availability of construction materials and labor;

•	the ability to monitor property concentration in catastrophe-prone areas, such as hurricane, earthquake and wind/hail regions; and

•	the general state of the economy in the states in which our insurance subsidiaries operate.
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
Our insurance subsidiaries use credit scoring as a factor in making risk selection and pricing decisions for personal lines insurance products where allowed by state law. There is increasing regulatory debate as to whether use of credit scoring unfairly discriminates against people with low incomes, minority groups and the elderly. Consumer groups and regulators often call for the prohibition or restriction on the use of credit scoring in underwriting and pricing. Laws or regulations that significantly curtail the use of credit scoring in the underwriting process could reduce the future profitability of our insurance subsidiaries.
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

Risks Relating to Us and Our Business
The emergence of
COVID-19
has affected the business operations of our insurance subsidiaries and Donegal Mutual, and economic disruption related to the ongoing
COVID-19
pandemic may adversely affect our revenues, profitability, results of operations, cash flows, liquidity and financial condition.
During 2020, the
COVID-19
pandemic resulted in significant disruptions in economic activity throughout our operating regions. We cannot predict at this time the ultimate impact that the economic and financial disruption related to the ongoing
COVID-19
pandemic or any other future pandemic will have on us. Risks related to
COVID-19
or a future pandemic include, but are not limited to, the following:

•
The business operations or a specific operational function of our insurance subsidiaries and Donegal Mutual could be disrupted by the illness of significant numbers of their employees and remedial efforts that would be required upon discovery of exposure to a communicable illness within their facilities.

•
The business operations of our insurance subsidiaries and Donegal Mutual are dependent upon technology systems for which regular physical access is required to maintain critical operational capabilities. The business operations of our insurance subsidiaries and Donegal Mutual would be adversely impacted by government mandates requiring closure of facilities where those technology systems are located or restricting physical access to such facilities.

•
The revenues of our insurance subsidiaries and Donegal Mutual may decrease as a result of reduced demand for their insurance products as economic disruption adversely impacts current and potential insurance customers.

•
Our insurance subsidiaries and Donegal Mutual may incur an increase in their losses and loss expenses in certain lines of business as a result of
COVID-19
or a future pandemic and related economic disruption, and such losses and loss expenses may exceed the reserves our insurance subsidiaries and Donegal Mutual have established or may establish in the future.

•
Our insurance subsidiaries and Donegal Mutual may incur increased costs related to legal disputes over policy coverages or exclusions and their defense against litigation related to
COVID-19
or a future pandemic.

•
Legislative, judicial and regulatory actions may expand coverage definitions, retroactively mandate coverage or otherwise require our insurance subsidiaries and Donegal Mutual to pay losses for damages that their policies explicitly excluded or did not intend to cover.

•
Legislative, judicial and regulatory actions may require our insurance subsidiaries and Donegal Mutual to reduce or refund premiums, suspend cancellation of policies for non-payment
of premiums or otherwise grant extended grace periods and time allowances for the payment of premium balances due to them.

•
Our insurance subsidiaries and Donegal Mutual may not be able to collect premium balances due to them, resulting in reduced operating cash flows and an increase in premium write-offs that would increase their operating expenses.

•	Our insurance subsidiaries may suffer declines in the market values of their investments as a result of financial market volatility related to pandemic concerns and related economic disruption.

•	Our insurance subsidiaries may experience declines in investment income as a result of lower interest rates that may be available upon reinvestment of the proceeds of maturing investments.

•
Economic disruption related to
COVID-19
or a future pandemic could result in significant declines in the credit quality of issuers, ratings downgrades or changes in financial market conditions and regulatory changes that might adversely impact the value of the fixed-maturity investments that our insurance subsidiaries own.

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

•	Our insurance subsidiaries and Donegal Mutual annually review and then establish the terms of certain reinsurance agreements between our insurance subsidiaries and Donegal Mutual;

•	We and Donegal Mutual periodically allocate certain shared expenses among ourselves and our insurance subsidiaries in accordance with various inter-company expense-sharing agreements; and

•	We and our insurance subsidiaries may enter into other transactions or contractual relationships with Donegal Mutual.
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
We own insurance subsidiaries domiciled in the states of Michigan, Pennsylvania and Virginia, and Donegal Mutual owns or controls insurance companies domiciled in Georgia and New Mexico. The insurance laws of each of these states provide that no person can acquire or seek to acquire a 10% or greater interest in us without first filing specified information with the insurance commissioners of those states and obtaining the prior approval of the proposed acquisition of a 10% or greater interest in us by each of the state insurance commissioners based on statutory standards designed to protect the safety and soundness of us and our insurance subsidiaries.
Our insurance subsidiaries and Donegal Mutual currently conduct business in a limited number of states, with a concentration of business in Pennsylvania, Michigan, Maryland, Georgia and Virginia. Any single catastrophe occurrence or other condition affecting losses in these states could adversely affect the results of operations of our insurance subsidiaries.
Our insurance subsidiaries and Donegal Mutual conduct business in 24 states located primarily in the
Mid-Atlantic,
Midwestern, New England, Southern and Southwestern states. A substantial portion of their business consists of private passenger and commercial automobile, homeowners, commercial multi-peril and workers’ compensation insurance in Pennsylvania, Michigan, Maryland, Georgia and Virginia. While our insurance subsidiaries and Donegal Mutual actively manage their respective exposure to catastrophes through their underwriting processes and the purchase of reinsurance, a single catastrophic occurrence, destructive weather pattern, general economic trend, terrorist attack, regulatory development or other condition affecting one or more of the states in which our insurance subsidiaries conduct substantial business could materially adversely affect their business, financial condition and results of operations. Common catastrophic events include hurricanes, earthquakes, tornadoes, wind and hailstorms, fires, explosions and severe winter storms.
If the independent agents who market the products of our insurance subsidiaries and Donegal Mutual do not maintain their current levels of premium writing with us and Donegal Mutual, fail to comply with established underwriting guidelines of our insurance subsidiaries and Donegal Mutual or otherwise inappropriately market the products of our insurance subsidiaries and Donegal Mutual, the business, financial condition and results of operations of our insurance subsidiaries could be adversely affected.
Our insurance subsidiaries and Donegal Mutual market their insurance products solely through a network of approximately 2,300 independent insurance agencies. This agency distribution system is one of the most important components of the competitive profile of our insurance subsidiaries and Donegal Mutual. As a result, our insurance subsidiaries and Donegal Mutual depend to a material extent upon their independent agents, each of whom has the authority to bind one or more of our insurance subsidiaries or Donegal Mutual to insurance coverage. To the extent that such independent agents’ marketing efforts fail to result in the maintenance of their current levels of volume and quality or they bind our insurance subsidiaries or Donegal Mutual to unacceptable insurance risks, fail to comply with the established underwriting guidelines of our insurance subsidiaries and Donegal Mutual or otherwise inappropriately market the products of our insurance subsidiaries and Donegal Mutual, the business, financial condition and results of operations of our insurance subsidiaries could suffer.
The business of our insurance subsidiaries and Donegal Mutual may not continue to grow and may be materially adversely affected if our insurance subsidiaries and Donegal Mutual cannot retain existing, and attract new, independent agents or if insurance consumers increase their use of insurance distribution channels other than independent agents.
The ability of our insurance subsidiaries and Donegal Mutual to retain existing, and to attract new, independent agents is essential to the continued growth of the business of our insurance subsidiaries and Donegal Mutual. If independent agents find it easier to do business with the competitors of our insurance subsidiaries and Donegal Mutual, our insurance subsidiaries and Donegal Mutual could find it difficult to retain their existing business or to attract new business. While our insurance subsidiaries and Donegal Mutual believe they maintain good relationships with the independent agents they have appointed, our insurance subsidiaries and Donegal Mutual cannot be certain that these independent agents will continue to sell the products of our insurance subsidiaries and Donegal Mutual to the consumers these independent agents represent. Some of the factors that could adversely affect the ability of our insurance subsidiaries and Donegal Mutual to retain existing, and attract new, independent agents include:

•	the significant competition among insurance companies to attract independent agents;

•	the labor-intensive and time-consuming process of selecting new independent agents;

•	the insistence of our insurance subsidiaries and Donegal Mutual that independent agents adhere to certain standards;

•	the ability of our insurance subsidiaries and Donegal Mutual to pay competitive and attractive commissions, bonuses and other incentives to independent agents; and

•
the ongoing consolidation of independent agencies, which may result in the acquisition of independent agencies from which our insurance subsidiaries and Donegal Mutual currently receive business by larger entities with which our insurance subsidiaries and Donegal Mutual do not have business relationships.

While our insurance subsidiaries and Donegal Mutual sell insurance to policyholders solely through their network of independent agencies, many competitors of our insurance subsidiaries and Donegal Mutual sell insurance through a variety of delivery methods, including independent agencies, captive agencies and direct sales. To the extent that current and potential policyholders change their distribution channel preference, the business, financial condition and results of operations of our insurance subsidiaries may be adversely affected.
We are dependent on dividends from our insurance subsidiaries for the payment of our operating expenses and dividends to our stockholders; however, there are regulatory restrictions and business considerations that may limit the amount of dividends our insurance subsidiaries may pay to us.
As a holding company, we rely primarily on dividends from our insurance subsidiaries as a source of funds to meet our corporate obligations and to pay dividends to our stockholders. The amount of dividends our insurance subsidiaries can pay to us is subject to regulatory restrictions and depends on the amount of surplus our insurance subsidiaries maintain. From time to time, the NAIC and various state insurance regulators consider modifying the method of determining the amount of dividends that an insurance company may pay without prior regulatory approval. The maximum amount of ordinary dividends that our insurance subsidiaries can pay to us in 2021 without prior regulatory approval is approximately $51.4 million. Other business and regulatory considerations, such as the impact of dividends on surplus that could affect the ratings of our insurance subsidiaries, competitive conditions, RBC requirements, the investment results of our insurance subsidiaries and the amount of premiums that our insurance subsidiaries write could also adversely impact the ability of our insurance subsidiaries to pay dividends to us.
If A.M. Best downgrades the rating it has assigned to Donegal Mutual or any of our insurance subsidiaries, it would adversely affect their competitive position.
Industry ratings are a factor in establishing and maintaining the competitive position of insurance companies. A.M. Best, an industry-accepted source of insurance company financial strength ratings, rates Donegal Mutual and our insurance subsidiaries. A.M. Best ratings provide an independent opinion of an insurance company’s financial health and its ability to meet its obligations to its policyholders. We believe that the financial strength rating of A.M. Best is material to the operations of Donegal Mutual and our insurance subsidiaries. For example, certain lenders require customers to purchase insurance from an insurance carrier that has received an A.M. Best rating that exceeds a certain level. Currently, Donegal Mutual and our insurance subsidiaries each have an A (Excellent) rating from A.M. Best. In February 2019, A.M. Best revised its rating outlook from stable to negative as a result of the decline in the operating performance of Donegal Mutual and our insurance subsidiaries in 2017 and 2018. In March 2021, A.M. Best affirmed its A (Excellent) ratings of Donegal Mutual and our insurance subsidiaries. However, if A.M. Best were to downgrade the rating of Donegal Mutual or any of our insurance subsidiaries, it would adversely affect the competitive position of Donegal Mutual or that insurance subsidiary and make it more difficult for it to market its products and retain its existing policyholders.
The growth and profitability of our insurance subsidiaries depend, in part, on the effective maintenance and ongoing development of Donegal Mutual’s information technology systems, and the allocation of related costs to our insurance subsidiaries may adversely impact their profitability.
Our insurance subsidiaries utilize Donegal Mutual’s information technology systems to conduct their insurance business, including policy quoting and issuance, claims processing, processing of incoming premium payments and other important functions. As a result, the ability of our insurance subsidiaries to grow their business and conduct profitable operations depends on Donegal Mutual’s ability to maintain its existing information technology systems and to develop new technology systems that will support the business of Donegal Mutual and our insurance subsidiaries in a cost-efficient manner and provide information technology capabilities equivalent to those of our competitors. The allocation among our insurance subsidiaries and Donegal Mutual of the costs of developing and maintaining Donegal Mutual’s information technology systems may adversely impact our insurance subsidiaries’ expense ratio and underwriting profitability, and such costs may exceed Donegal Mutual’s and our expectations.

Donegal Mutual is currently in the midst of a multi-year effort to modernize certain of its key infrastructure and applications systems. These new systems are intended to provide various benefits to Donegal Mutual and our insurance subsidiaries, including streamlined workflows and business processes, service enhancements for their agents and policyholders, opportunities to implement new product models and innovative business solutions, greater utilization of data analytics and operational efficiencies. Our insurance subsidiaries began to issue workers’ compensation policies from the new systems in the second quarter of 2020. Over the next several years, Donegal Mutual expects to implement new systems for the remaining lines of business that Donegal Mutual and our insurance subsidiaries offer currently. The next release of new systems related to the project will include three personal lines of business and is scheduled for phased implementation beginning in the third quarter of 2021. Even with Donegal Mutual’s and our best planning and efforts and the involvement of third-party experts, Donegal Mutual may not complete the implementation of these new systems within its planned time frames or budget. Further, Donegal Mutual’s information technology systems may not deliver the benefits Donegal Mutual and we expect and may fail to keep pace with our competitors’ information technology systems. As a result, Donegal Mutual and our insurance subsidiaries may not have the ability to grow their business and meet their profitability objectives.
Our strategy to grow in part through acquisitions of other insurance companies exposes us to risks that could adversely affect our results of operations and financial condition.
The affiliation with, and acquisition of, other insurance companies involves risks that could adversely affect our results of operations and financial condition. The risks associated with these affiliations and acquisitions include:

•	the potential inadequacy of reserves for losses and loss expenses of the other insurer;

•	the need to supplement management of the other insurer with additional experienced personnel;

•	conditions imposed by regulatory agencies that make the realization of cost-savings through integration of the operations of the other insurer with our operations more difficult;

•
our management’s lack of familiarity with the geography, demographics and distribution systems in the markets the other insurer serves that cause the other insurer to fail to meet the growth and profitability objectives we anticipated at the time of the acquisition or affiliation;

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
Our insurance subsidiaries and Donegal Mutual compete with many regional and national property and casualty insurance companies, including direct sellers of insurance products, insurers having their own agency organizations and other insurers represented by independent agents. Many of these insurers have greater capital than our insurance subsidiaries and Donegal Mutual, have substantially greater financial, technical and operating resources and have equal or higher ratings from A.M. Best than our insurance subsidiaries and Donegal Mutual. In addition, our competitors may become increasingly better capitalized in the future as the property and casualty insurance industry continues to consolidate.
The greater capitalization of many of the competitors of our insurance subsidiaries and Donegal Mutual enables them to operate with lower profit margins and, therefore, allows them to market their products more aggressively, to take advantage more quickly of new marketing opportunities and to offer lower premium rates. In addition to established insurers, our insurance subsidiaries and Donegal Mutual compete with a growing number of start-ups,
some of which have received substantial infusions of capital, that seek to disrupt traditional business platforms and distribution channels. Our insurance subsidiaries and Donegal Mutual may not be able to maintain their current competitive position in the markets in which they operate if their competitors offer prices for their products that are lower than the prices our insurance subsidiaries and Donegal Mutual are prepared to offer. Moreover, if these competitors lower the price of their products and our insurance subsidiaries and Donegal Mutual meet their pricing, the profit margins and revenues of our insurance subsidiaries and Donegal Mutual may decrease and their ratios of claims and expenses to premiums may increase. All of these factors could materially adversely affect the financial condition and results of operations of our insurance subsidiaries and their A.M. Best ratings.
The investment portfolios of our insurance subsidiaries consist primarily of fixed-income securities; therefore, the investment income and the fair value of the investment portfolios of our insurance subsidiaries could decrease as a result of a number of factors.
Our insurance subsidiaries invest the premiums they receive from their policyholders and maintain investment portfolios that consist primarily of fixed-income securities. The effective management of these investment portfolios is an important component of the profitability of our insurance subsidiaries. Our insurance subsidiaries derive a significant portion of their operating income from the income they receive on their invested assets. A number of factors may affect the quality and/or yield of their investment portfolios, including the general economic and business environment, government monetary policy, changes in the credit quality of the issuers of the fixed-income securities our insurance subsidiaries own, changes in market conditions and regulatory changes. The fixed-income securities our insurance subsidiaries own consist primarily of securities issued by domestic entities that are backed by either the credit or collateral of the underlying issuer. Factors such as an economic downturn, disruption in the credit market or the availability of credit, a regulatory change pertaining to a particular issuer’s industry, a significant deterioration in the cash flows of the issuer or a change in the issuer’s marketplace may adversely affect the ability of our insurance subsidiaries to collect principal and interest from the issuer in which they invest.

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
The loss of, or failure to attract, key personnel could significantly impede our financial plans, growth, marketing and other objectives and those of our insurance subsidiaries. The continued success of our insurance subsidiaries depends to a substantial extent on the ability and experience of their senior management. Our insurance subsidiaries and we believe that our future success is dependent on our ability to attract and retain additional skilled and qualified personnel and to expand, train and manage our employees. We and Donegal Mutual have employment agreements with our senior officers, including all of our named executive officers.
The reinsurance agreements on which our insurance subsidiaries rely do not relieve our insurance subsidiaries from their primary liability to their policyholders, and our insurance subsidiaries face a risk of non-payment
from their reinsurers as well as the
non-availability
of reinsurance in the future.
Our insurance subsidiaries rely on reinsurance agreements to limit their maximum net loss from large single catastrophic risks or excess of loss risks in areas where our insurance subsidiaries may have a concentration of policyholders. Reinsurance also enables our insurance subsidiaries to increase their capacity to write insurance because it has the effect of leveraging the surplus of our insurance subsidiaries. Although the reinsurance our insurance subsidiaries maintain provides that the reinsurer is liable to them for any reinsured losses, the reinsurance agreements do not generally relieve our insurance subsidiaries from their primary liability to their policyholders if the reinsurer fails to pay the reinsurance claims of our insurance subsidiaries. To the extent that a reinsurer is unable to pay losses for which it is liable to our insurance subsidiaries, our insurance subsidiaries remain liable for such losses. At December 31, 2020, our insurance subsidiaries had approximately $129.5 million of reinsurance receivables from third-party reinsurers relating to paid and unpaid losses. Any insolvency or inability of these reinsurers to make timely payments to our insurance subsidiaries under the terms of their reinsurance agreements would adversely affect the results of operations of our insurance subsidiaries.
Michigan law requires MICO to provide certain medical benefits under the personal injury protection, or PIP, coverage of the personal automobile and commercial automobile policies it writes in the State of Michigan. Michigan law also requires MICO to be a member of the Michigan Catastrophic Claims Association, or MCCA, in order to write automobile insurance. The MCCA receives funding through assessments that its members collect from policyholders in the state and provides reinsurance for PIP claims that exceed a set retention. At December 31, 2020, MICO had approximately $70.8 million of reinsurance receivables from MCCA relating to paid and unpaid losses. The MCCA has generated significant operating deficits in recent years. Although we currently consider the risk to be remote, should the MCCA be unable to fulfill its payment obligations to MICO in the future, MICO’s financial condition and results of operations could be adversely affected.
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
Our insurance subsidiaries’ business operations depend significantly upon the availability and successful operation of Donegal Mutual’s information technology systems. In addition, in the normal course of their operations, Donegal Mutual and our insurance subsidiaries collect, utilize and maintain confidential information regarding individuals and businesses. While Donegal Mutual has established various security measures to protect its information technology systems and confidential data, unanticipated computer viruses, malware, power outages, unauthorized access or other cyberattacks could disrupt those systems or result in the misappropriation or loss of confidential data. Donegal Mutual could experience technology system failures or other outages that would impact the availability of its information technology systems. Donegal Mutual has experienced brief disruptions of systems in the past, including those systems that allow underwriting and processing of new policies. Disruption in the availability of Donegal Mutual’s information technology systems could affect the ability of Donegal Mutual and our insurance subsidiaries to underwrite and process their policies timely, process and settle claims promptly and provide expected levels of customer service to agents and policyholders.
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
Our Class A common stock and our Class B common stock have limited liquidity. Reported average daily trading volume for our Class A common stock and our Class B common stock for the year ended December 31, 2020 was approximately 39,854 shares and approximately
388 shares, respectively. This limited liquidity could subject our shares of Class A common stock and our shares of Class B common stock to greater price volatility.
Donegal Mutual’s majority voting control of our stock, anti-takeover provisions of our certificate of incorporation and by-laws
and certain state laws make it unlikely anyone could acquire control of us unless Donegal Mutual were in favor of the acquisition of control.
Donegal Mutual’s ownership of our Class A common stock and Class B common stock, certain anti-takeover provisions of our certificate of incorporation and by-laws,
certain provisions of Delaware law and the insurance laws and regulations of Georgia, Michigan, New Mexico, Pennsylvania and Virginia could delay or prevent the removal of members of our board of directors and could make it more difficult for a merger, tender offer or proxy contest involving us to succeed, even if our stockholders other than Donegal Mutual believed any of such events would be beneficial to them. These factors could also discourage a third party from attempting to acquire control of us. The classification of our board of directors could also have the effect of delaying or preventing a change in our control.
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
At the close of business on March 2, 2021, we had approximately 1,744 holders of record of our Class A common stock and approximately 241 holders of record of our Class B common stock.
We declared dividends of $0.60 per share on our Class A common stock and $0.53 per share on our Class B common stock in 2020, compared to $0.58 per share on our Class A common stock and $0.51 per share on our Class B common stock in 2019.
    Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Month #1 October 1-31, 2020	Class A – None Class B – None	Class A – None Class B – None	Class A – None Class B – None

Month #2 November 1-30, 2020	Class A – None Class B – None	Class A – None Class B – None	Class A – None Class B – None

Month #3 December 1-31, 2020	Class A – 135,000 Class B – None	Class A – $14.17 Class B – None	Class A – 135,000 Class B – None	(1)

Total	Class A – 135,000 Class B – None	Class A – $14.17 Class B – None	Class A – 135,000 Class B – None

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

45

Stock Performance Chart.
The following graph provides an indicator of cumulative total stockholder returns on our Class A common stock and our Class B common stock for the period beginning on December 31, 2015 and ending on December 31, 2020, compared to the Russell 2000 Index and a peer group comprised of six property and casualty insurance companies over the same period. The peer group consists of Cincinnati Financial Corp., Hanover Insurance, Horace Mann Educators, Selective Insurance Group Inc., State Auto Financial Corp. and United Fire and Casualty Co. The graph shows the change in value of an initial $100 investment on December 31, 2015, assuming reinvestment of all dividends.

	2015	2016	2017	2018	2019	2020
Donegal Group Inc. Class A	$100.00	$128.69	$131.77	$108.04	$122.20	$119.72
Donegal Group Inc. Class B	100.00	99.24	98.07	78.92	83.91	84.83
Russell 2000 Index	100.00	121.31	139.08	123.77	156.60	188.27
Peer Group	100.00	128.19	140.15	149.78	186.07	161.93
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

Item 6.	Selected Financial Data.

Year Ended December 31,	2020	2019	2018	2017	2016
Income Statement Data
Premiums earned	$742,040,339	$756,078,400	$741,290,873	$702,514,755	$656,204,797
Investment income, net	29,504,466	29,514,955	26,907,656	23,527,304	22,632,730
Investment gains (losses)	2,777,919	21,984,617	(4,801,509)	5,705,255	2,525,575
Total revenues	777,819,910	812,451,471	771,828,320	739,026,537	688,423,020
Income (loss) before income tax expense (benefit)	63,272,503	57,081,030	(48,236,849)	12,114,462	41,328,407
Income tax expense (benefit)	10,457,251	9,929,286	(15,476,509)	4,998,362	10,527,270
Net income (loss)	52,815,252	47,151,744	(32,760,340)	7,116,100	30,801,137
Basic earnings (loss) per share - Class A	1.84	1.68	(1.18)	0.27	1.19
Diluted earnings (loss) per share - Class A	1.83	1.67	(1.18)	0.26	1.16
Cash dividends per share - Class A	0.60	0.58	0.57	0.56	0.55
Basic earnings (loss) per share - Class B	1.65	1.51	(1.09)	0.22	1.06
Diluted earnings (loss) per share - Class B	1.65	1.51	(1.09)	0.22	1.06
Cash dividends per share - Class B	0.53	0.51	0.50	0.49	0.48
Balance Sheet Data at Year End
Total investments	$1,221,201,784	$1,110,553,363	$1,030,798,566	$1,005,869,705	$945,519,655
Total assets	2,160,520,324	1,923,161,131	1,832,078,267	1,737,919,778	1,623,131,037
Debt obligations	90,000,000	40,000,000	65,000,000	64,000,000	74,000,000
Stockholders’ equity	517,774,120	451,015,519	398,869,901	448,696,104	438,615,320
Book value per share	17.13	15.67	14.05	15.95	16.21

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Donegal Mutual Insurance Company (“Donegal Mutual”) organized us as an insurance holding company on August 26, 1986. See “Business - History and Organizational Structure” for more information. Our insurance subsidiaries, Atlantic States Insurance Company (“Atlantic States”), Southern Insurance Company of Virginia (“Southern”), The Peninsula Insurance Company and Peninsula Indemnity Company (collectively, “Peninsula”), and Michigan Insurance Company (“MICO”) and their affiliates write personal and commercial lines of property and casualty coverages exclusively through a network of independent insurance agents in certain
Mid-Atlantic,
Midwest, New England, Southern and Southwestern states. The personal lines products of our insurance subsidiaries consist primarily of homeowners and private passenger automobile policies. The commercial lines products of our insurance subsidiaries consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies.
Beginning in 2018, we and Donegal Mutual implemented a number of actions to improve our financial results and enhance our operations in the future. Those actions included implementing premium rate increases in many of our operating states and business lines, strengthening our loss reserves in response to changing loss reporting and litigation trends, entering into a transfer agreement to facilitate an orderly exit from the personal lines markets in seven states where we had projected continuing underwriting losses, consolidating a regional branch office into our home office, consolidating our reinsurance program and initiating a multi-year systems modernization project.
Donegal Mutual completed the merger of Mountain States Mutual Casualty Company, or Mountain States, with and into Donegal Mutual effective May 25, 2017. Donegal Mutual was the surviving company in the merger, and Mountain States’ insurance subsidiaries, Mountain States Indemnity Company and Mountain States Commercial Insurance Company (collectively, the “Mountain States insurance subsidiaries”), became insurance subsidiaries of Donegal Mutual upon completion of the merger. Upon completion of the merger, Donegal Mutual assumed all of the policy obligations of Mountain States and began to market its products together with the Mountain States insurance subsidiaries as the Mountain States Insurance Group in four Southwestern states. Donegal Mutual also entered into a 100% quota-share reinsurance agreement with the Mountain States insurance subsidiaries on the merger date. Beginning with policies effective in 2021, Donegal Mutual began to place the business of the Mountain States Insurance Group into the underwriting pool we describe in “Business - History and Organizational Structure.” As a result, our consolidated financial results through December 31, 2020 excluded the results of the Mountain States Insurance Group operations in those Southwestern states.
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
Effective December 1, 2019, our insurance subsidiaries Le Mars Insurance Company (“Le Mars”) and Sheboygan Falls Insurance Company (“Sheboygan Falls”) merged with and into Atlantic States (the “Mergers”). As a result of the Mergers, the separate corporate existences of Le Mars and Sheboygan Falls ceased and Atlantic States continued as the surviving insurance company. Atlantic States placed the business of Le Mars and Sheboygan Falls, as their policies renewed subsequent to the effective date of the Mergers, into the underwriting pool.
At December 31, 2020, Donegal Mutual held approximately 42% of our outstanding Class A common stock and approximately 84% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 71% of the combined voting power of our outstanding shares of Class A common stock and our outstanding shares of Class B common stock.

Donegal Mutual and Atlantic States have participated in a proportional reinsurance agreement, or pooling agreement, since 1986. Under the pooling agreement, Donegal Mutual and Atlantic States contribute substantially all of their respective premiums, losses and loss expenses to the underwriting pool, and the underwriting pool, acting through Donegal Mutual, then allocates 80% of the pooled business to Atlantic States. Thus, Donegal Mutual and Atlantic States share the underwriting results of the pooled business in proportion to their respective participation in the underwriting pool. The operations of our insurance subsidiaries and Donegal Mutual are interrelated due to the pooling agreement and other factors. While maintaining the separate corporate existence of each company, our insurance subsidiaries conduct business together with Donegal Mutual and its insurance subsidiaries as the Donegal Insurance Group. The Donegal Insurance Group is not a legal entity, is not an insurance company and does not issue or administer insurance policies. Rather, it is a trade name that refers to the group of insurance companies that are affiliated with Donegal Mutual. See “Business - History and Organizational Structure” for more information regarding the pooling agreement and other transactions with our affiliates.
In July 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 additional shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of the SEC
Rule 10b-18
and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during 2020 or 2019. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through December 31, 2020.
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
Liability for Losses and Loss Expenses
Liabilities for losses and loss expenses are estimates at a given point in time of the amounts an insurer expects to pay with respect to incurred policyholder claims based on facts and circumstances the insurer knows at that point in time. For example, legislative, judicial and regulatory actions may expand coverage definitions, retroactively mandate coverage or otherwise require our insurance subsidiaries to pay losses for damages that their policies explicitly excluded or did not intend to cover. At the time of establishing its estimates, an insurer recognizes that its ultimate liability for losses and loss expenses will exceed or be less than such estimates. Our insurance subsidiaries base their estimates of liabilities for losses and loss expenses on assumptions as to future loss trends, expected claims severity, judicial theories of liability and other factors. However, during the loss adjustment period, our insurance subsidiaries may learn additional facts regarding individual claims, and, consequently, it often becomes necessary for our insurance subsidiaries to refine and adjust their estimates for these liabilities. We reflect any adjustments to the liabilities for losses and loss expenses of our insurance subsidiaries in our consolidated results of operations in the period in which our insurance subsidiaries make adjustments to their estimates.
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
Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced an increase in claims severity and a lengthening of the claim settlement periods on bodily injury claims during the past several years. In addition, the
COVID-19
pandemic and related government mandates and restrictions resulted in various changes from historical claims reporting and settlement trends during 2020. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on bodily injury claims. Related uncertainties regarding future trends include social inflation, the rate of plaintiff attorney involvement in claims and the cost of medical technologies and procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at December 31, 2020. For every 1% change in our insurance subsidiaries’ loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax
results of operations would be approximately $5.6 million.
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
Our insurance subsidiaries recognized a decrease in their liability for losses and loss expenses of prior years of $12.9 million for each of 2020 and 2019. Our insurance subsidiaries recognized an increase in their liability for losses and loss expenses of prior years of $35.6 million in 2018. Our insurance subsidiaries made no significant changes in their reserving philosophy or claims management personnel, and they have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those years. The 2020 development represented 2.6% of the December 31, 2019 net carried reserves and resulted primarily from lower-than-expected severity in the workers’ compensation and personal automobile lines of business, partially offset by higher-than-expected severity in the commercial automobile and commercial multi-peril lines of business, for accident years prior to 2020. The majority of the 2020 development related to decreases in the liability for losses and loss expenses of prior years for Atlantic States and MICO. The 2019 development represented 2.7% of the December 31, 2018 net carried reserves and resulted primarily from lower-than-expected severity in the workers’ compensation line of business, partially offset by higher-than-expected severity in the commercial automobile and commercial multi-peril lines of business, for accident years prior to 2019. The majority of the 2019 development related to decreases in the liability for losses and loss expenses of prior years for Atlantic States and MICO. The 2018 development represented 9.3% of the December 31, 2017 net carried reserves and resulted primarily from higher-than-expected severity in the commercial multi-

peril, personal automobile and commercial automobile lines of business, offset by lower-than-expected severity in the workers’ compensation line of business, for accident years prior to 2018. The majority of the 2018 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States and Southern. During 2018, our insurance subsidiaries received new information on previously-reported commercial automobile and personal automobile claims that led our insurance subsidiaries to conclude that their prior actuarial assumptions did not fully anticipate recent changes in severity and reporting trends. Our insurance subsidiaries have encountered increasing difficulties in projecting the ultimate severity of automobile losses over recent accident years, which our insurance subsidiaries attribute to worsening litigation trends and an increased delay in the reporting to our insurance subsidiaries of information with respect to the severity of claims. As a result, our insurance subsidiaries’ actuaries increased their projections of the ultimate cost of our insurance subsidiaries’ prior-year personal automobile and commercial automobile losses, and our insurance subsidiaries added $17.7 million to their reserves for personal automobile and $20.8 million to their reserves for commercial automobile for accident years prior to 2018.
Excluding the impact of severe weather events and the
COVID-19
pandemic, our insurance subsidiaries have noted stable amounts in the number of claims incurred and the number of claims outstanding at period ends relative to their premium base in recent years across most of their lines of business. However, the amount of the average claim outstanding has increased gradually over the past several years due to various factors such as rising medical loss costs and increased litigation trends. We have also experienced a general slowing of settlement rates in litigated claims. Our insurance subsidiaries could have to make further adjustments to their estimates in the future. However, on the basis of our insurance subsidiaries’ internal procedures, which analyze, among other things, their prior assumptions, their experience with similar cases and historical trends such as reserving patterns, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes, we believe that our insurance subsidiaries have made adequate provision for their liability for losses and loss expenses.
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

Our insurance subsidiaries’ liability for losses and loss expenses by major line of business at December 31, 2020 and 2019 consisted of the following:

	2020	2019
	(in thousands)
Commercial lines:
Automobile	$151,813	$126,224
Workers’ compensation	118,037	109,060
Commercial multi-peril	126,299	102,424
Other	13,212	9,115

Total commercial lines	409,361	346,823

Personal lines:
Automobile	120,861	132,191
Homeowners	20,976	23,494
Other	5,991	4,398

Total personal lines	147,828	160,083

Total commercial and personal lines	557,189	506,906
Plus reinsurance recoverable	404,818	362,768

Total liability for losses and loss expenses	$962,007	$869,674

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

Change in Loss and Loss Expense Reserves Net of Reinsurance	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2020	Percentage Change in Equity at December 31, 2020(1)	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2019	Percentage Change in Equity at December 31, 2019(1)
		(dollars in thousands)
-10.0%	$501,470	8.5%	$456,215	8.9%
-7.5	515,400	6.4	468,888	6.7
-5.0	529,330	4.3	481,561	4.4
-2.5	543,259	2.1	494,233	2.2
Base	557,189	—	506,906	—
2.5	571,119	-2.1	519,579	-2.2
5.0	585,048	-4.3	532,251	-4.4
7.5	598,978	-6.4	544,924	-6.7
10.0	612,908	-8.5	557,597	-8.9

(1)	Net of income tax effect.
Our insurance subsidiaries base their reserves for unpaid losses and loss expenses on current trends in loss and loss expense development and reflect their best estimates for future amounts needed to pay losses and loss expenses with respect to incurred events currently known to them plus incurred but not reported (“IBNR”) claims. Our insurance subsidiaries develop their reserve estimates based on an assessment of known facts and circumstances, review of historical loss settlement patterns, estimates of trends in claims severity, frequency, legal and regulatory changes and other assumptions. Our insurance subsidiaries consistently apply actuarial loss reserving techniques and assumptions, which rely on historical information as adjusted to reflect current conditions, including consideration of recent case reserve activity. Our insurance subsidiaries use the point estimate their actuaries select.
For the year ended December 31, 2020, the actuaries developed a range from a low of $512.9 million to a high of $605.3 million and selected a point estimate of $557.2 million. The actuaries’ range of estimates for commercial lines in 2020 was $376.9 million to $444.7 million, and the actuaries selected a point estimate of $409.4 million. The actuaries’ range of estimates for personal lines in 2020 was $136.0 million to $160.6 million, and the actuaries selected a point estimate of $147.8 million. For the year ended December 31, 2019, the actuaries developed a range from a low of $468.8 million to a high of $548.1 million and selected a point estimate of $506.9 million. The actuaries’ range of estimates for commercial lines in 2019 was $320.8 million to $375.0 million, and the actuaries selected a point estimate of $346.8 million. The actuaries’ range of estimates for personal lines in 2019 was $148.0 million to $173.1 million, and the actuaries selected a point estimate of $160.1 million.
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
The following table presents 2020 and 2019 claim count and payment amount information for workers’ compensation. Workers’ compensation losses primarily consist of indemnity and medical costs for injured workers.

	For the Year Ended December 31,
(dollars in thousands)	2020	2019
Number of claims pending, beginning of period	3,014	2,902
Number of claims reported	5,935	6,868
Number of claims settled or dismissed	6,051	6,756
Number of claims pending, end of period	2,898	3,014

Losses paid	$38,204	$42,043
Loss expenses paid	9,065	8,885

Management Evaluation of Operating Results
Despite challenging insurance market conditions, increasing casualty loss severity trends and unusually adverse weather conditions that affected our results in recent years, our operating results improved in 2020 compared to 2019.
Because our insurance subsidiaries do not prepare GAAP financial statements, we evaluate the performance of our commercial lines and personal lines segments utilizing statutory accounting practices (“SAP”), which include financial measures that reflect the growth trends and underwriting results of our insurance subsidiaries.
We use the following financial data to monitor and evaluate our operating results:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Net premiums written:
Commercial lines:
Automobile	$135,294	$122,142	$108,123
Workers’ compensation	109,960	113,684	109,022
Commercial multi-peril	147,993	138,750	117,509
Other	32,739	30,303	15,241

Total commercial lines	425,986	404,879	349,895

Personal lines:
Automobile	184,602	210,507	249,275
Homeowners	111,886	117,118	123,782
Other	19,666	20,097	21,064

Total personal lines	316,154	347,722	394,121

Total net premiums written	$742,140	$752,601	$744,016

Components of combined ratio:
Loss ratio	62.0%	67.0%	77.8%
Expense ratio	33.0	31.3	31.6
Dividend ratio	1.0	1.2	0.7

Combined ratio	96.0%	99.5%	110.1%

Revenues:
Net premiums earned:
Commercial lines	$412,877	$385,465	$337,924
Personal lines	329,163	370,613	403,367

Total net premiums earned	742,040	756,078	741,291
Net investment income	29,504	29,515	26,908
Investment gains (losses)	2,778	21,985	(4,802)
Equity in earnings of DFSC	—	295	2,694
Other	3,497	4,578	5,737

Total revenues	$777,819	$812,451	$771,828

	Year Ended December 31,
(in thousands)	2020	2019	2018
Components of net income (loss):
Underwriting income (loss):
Commercial lines	$(858)	$8,404	$(22,059)
Personal lines	31,764	(1,617)	(53,590)

SAP underwriting income (loss)	30,906	6,787	(75,649)
GAAP adjustments	(959)	(3,079)	894

GAAP underwriting income (loss)	29,947	3,708	(74,755)
Net investment income	29,504	29,515	26,908
Investment gains (losses)	2,778	21,985	(4,802)
Equity in earnings of DFSC	—	295	2,694
Other	1,043	1,578	1,718

Income (loss) before income tax expense (benefit)	63,272	57,081	(48,237)
Income tax expense (benefit)	10,457	9,929	(15,477)

Net income (loss)	$52,815	$47,152	$(32,760)

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
period compared to the comparable period one year earlier.
The following table provides a reconciliation of our net premiums earned to our net premiums written for 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Net premiums earned	$742,040,339	$756,078,400	$741,290,873
Change in net unearned premiums	99,554	(3,477,111)	2,724,931

Net premiums written	$742,139,893	$752,601,289	$744,015,804

The decrease in the change in net unearned premiums for 2020 and 2019 compared to 2018 reflects lower growth in net premiums written during 2020 and 2019, which we attribute primarily to net attrition in our personal lines segment that resulted from increased pricing on renewal policies and underwriting measures our insurance subsidiaries implemented to slow new policy growth and improve profitability.

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
The following table presents comparative details with respect to our GAAP and statutory combined ratios for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
GAAP Combined Ratios (Total Lines)
Loss ratio (non-weather)	55.1%	60.9%	69.0%
Loss ratio (weather-related)	6.9	6.1	8.8
Expense ratio	33.0	31.3	31.6
Dividend ratio	1.0	1.2	0.7

Combined ratio	96.0%	99.5%	110.1%

Statutory Combined Ratios
Commercial lines:
Automobile	112.7%	117.4%	133.3%
Workers’ compensation	86.3	78.5	86.6
Commercial multi-peril	98.4	93.7	98.1
Other	74.0	72.6	54.6
Total commercial lines	97.8	95.0	103.8
Personal lines:
Automobile	91.3	105.7	117.4
Homeowners	97.2	101.2	110.5
Other	74.9	73.2	96.4
Total personal lines	92.4	102.6	114.1
Total commercial and personal lines	95.4	98.7	109.4

Results of Operations
YEAR ENDED DECEMBER 31, 2020 COMPARED TO YEAR ENDED DECEMBER 31, 2019
Net Premiums Earned
Our insurance subsidiaries’ net premiums earned decreased to $742.0 million for 2020, a decrease of $14.1 million, or 1.9%, compared to 2019, primarily reflecting decreases in personal lines premiums written during 2019 and 2020. Our insurance subsidiaries earn premiums and recognize them as income over the terms of the policies they issue. Such terms are generally one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding twelve-month period compared to the same period one year earlier.
Net Premiums Written
Our insurance subsidiaries’ 2020 net premiums written decreased 1.4% to $742.1 million, compared to $752.6 million for 2019. We attribute the decrease primarily to net attrition in our personal lines segment that resulted from increased pricing on renewal policies and underwriting measures our insurance subsidiaries implemented to slow new policy growth and improve profitability, offset somewhat by the impact of premium rate increases and an increase in the writing of new accounts in commercial lines of business. Commercial lines net premiums written increased $21.1 million, or 5.2%, for 2020 compared to 2019. Personal lines net premiums written decreased $31.6 million, or 9.1%, for 2020 compared to 2019.
Investment Income
For 2020, our net investment income was unchanged at $29.5 million, as an increase in average invested assets offset a modest decrease in the average investment yield.
Net Investment Gains
Our net investment gains for 2020 and 2019 were $2.8 million and $22.0 million, respectively. The net investment gains for 2020 were primarily related to an increase in unrealized gains within our equity securities portfolio. The net investment gains for 2019 included $12.7 million from the sale of DFSC and $8.9 million related to unrealized gains within our equity securities portfolio. We did not recognize any impairment losses during 2020 or 2019.
Losses and Loss Expenses
Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, was 62.0% for 2020, compared to 67.0% for 2019. Our insurance subsidiaries’ commercial lines loss ratio increased to 63.9% for 2020, compared to 63.0% for 2019. This increase resulted primarily from the workers’ compensation loss ratio increasing to 51.1% for 2020, compared to 44.6% for 2019, and the commercial multi-peril loss ratio increasing to 65.9% for 2020, compared to 63.1% for 2019. The personal lines loss ratio decreased to 59.5% for 2020, compared to 71.1% for 2019. The personal automobile loss ratio decreased to 60.1% for 2020, compared to 76.1% for 2019, primarily as a result of lower claim frequency due to reduced driving activity and traffic density and various underwriting adjustments our insurance subsidiaries implemented in recent years. The homeowners loss ratio decreased to 61.8% for 2020, compared to 67.1% for 2019, primarily as a result of decreased weather-related losses that we attribute to our exit from several weather-prone markets in 2019. Our insurance subsidiaries experienced favorable loss reserve development of approximately $12.9 million, or 1.7 percentage points of the loss ratio, during 2020 in their reserves for prior accident years, compared to favorable loss reserve development of approximately $12.9 million, or 1.7 percentage points of the loss ratio, during 2019. The favorable loss reserve development in 2020 resulted primarily from lower-than-expected severity in the workers’ compensation and personal automobile lines of business, partially offset by higher-than-expected severity in the commercial automobile and commercial multi-peril lines of business, for accident years prior to 2020. Weather-related losses of $51.4 million, or 6.9 percentage points of the loss ratio, for 2020 increased from $46.1 million, or 6.1 percentage points of the loss ratio, for 2019, with the increase primarily impacting the commercial multi-peril line of business.
Underwriting Expenses
Our insurance subsidiaries’ expense ratio, which is the ratio of policy acquisition and other underwriting expenses to premiums earned, was 33.0% for 2020, compared to 31.3% for 2019. We attribute the modest increase to higher commercial growth incentive costs for our agents, higher underwriting-based incentive compensation for our agents and employees and higher technology-related expenses for 2020 compared to 2019. The increase in technology systems-related expenses for 2020 was primarily due to an increased allocation of costs from Donegal Mutual to our insurance subsidiaries following the successful implementation of the first phase of our ongoing systems modernization project in February 2020.
Policyholder Dividends
Our insurance subsidiaries pay policyholder dividends primarily on workers’ compensation policies on a sliding scale based on the profitability of a given policy. We attribute the decrease in dividends incurred for 2020 compared to 2019 to a modest decline in the profitability of the workers’ compensation line of business over the respective periods to which the dividends applied.
Combined Ratio
Our insurance subsidiaries’ combined ratio was 96.0% and 99.5% for 2020 and 2019, respectively. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned. We attribute the decrease in our combined ratio primarily to the decrease in our loss ratio.
Interest Expense
Our interest expense for 2020 decreased to $1.2 million, compared to $1.6 million for 2019. We attribute the decrease to lower interest rates on our borrowings under our lines of credit during 2020 compared to 2019.
Income Taxes
Our income tax expense was $10.5 million for 2020, compared to $9.9 million for 2019. Our effective tax rate for 2020 was 16.5%, compared to 17.4% for 2019. Our income tax expense for 2020 included a $1.6 million income tax benefit related to the carryback of 2018 net operating losses to past tax years with higher statutory income tax rates than are currently in effect, as allowed under the Coronavirus Aid, Relief and Economic Security Act that was enacted in March 2020. Our income tax expense for 2019 included Pennsylvania state income taxes of $825,000 that were related to the gain we realized on the sale of DFSC.

Net Income and Earnings Per Share
Our net income for 2020 was $52.8 million, or $1.83 per share of Class A common stock on a diluted basis and $1.65 per share of Class B common stock, compared to net income for 2019 of $47.2 million, or $1.67 per share of Class A common stock on a diluted basis and $1.51 per share of Class B common stock. We had 24.6 million and 23.2 million Class A shares outstanding at December 31, 2020 and 2019, respectively. We had 5.6 million Class B shares outstanding for both periods. There are no outstanding securities that dilute our shares of Class B common stock.
Book Value Per Share
Our stockholders’ equity increased by $66.8 million during 2020 as a result of our net income and net unrealized gains within our available-for-sale
fixed maturity investments. Our book value per share increased to $17.13 at December 31, 2020, compared to $15.67 a year earlier.
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
Net Investment Gains (Losses)
Our net investment gains (losses) for 2019 and 2018 were $22.0 million and ($4.8 million), respectively. The net investment gains for 2019 included $12.7 million from the sale of DFSC and $8.9 million related to unrealized gains within our equity securities portfolio. The net investment losses for 2018 were primarily related to a decrease in the market value of the equity securities we held at December 31, 2018. We did not recognize any impairment losses during 2019 or 2018.
Losses and Loss Expenses
Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, was 67.0% for 2019, compared to 77.8% for 2018. Our insurance subsidiaries’ commercial lines loss ratio decreased to 63.0% for 2019, compared to 72.9% for 2018. This decrease resulted primarily from the commercial automobile loss ratio decreasing to 86.2% for 2019, compared to 101.9% for 2018, and the commercial multi-peril loss ratio decreasing to 63.1% for 2019, compared to 67.0% for 2018. The personal lines loss ratio was 71.1% for 2019, compared to 81.8% for 2018. Our insurance subsidiaries experienced favorable loss reserve development of approximately $12.9 million, or 1.7 percentage points of the loss ratio, during 2019 in their reserves for prior accident years, compared to unfavorable loss reserve development of approximately $35.6 million, or 4.8 percentage points of the loss ratio, during 2018. The favorable loss reserve development in 2019 resulted primarily from lower-than-expected severity in the workers’ compensation line of business, partially offset by higher-than-expected severity in the commercial automobile and commercial multi-peril lines of business, for accident years prior to 2019. Weather-related losses of $46.1 million, or 6.1 percentage points of the loss ratio, for 2019 decreased from $65.0 million, or 8.8 percentage points of the loss ratio, for 2018.
Underwriting Expenses
Our insurance subsidiaries’ expense ratio, which is the ratio of policy acquisition and other underwriting expenses to premiums earned, was 31.3% for 2019, compared to 31.6% for 2018. We attribute the modest decrease to expense savings that were largely offset by higher underwriting-based incentive compensation in 2019.
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
Combined Ratio
Our insurance subsidiaries’ combined ratio was 99.5% and 110.1% for 2019 and 2018, respectively. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned. We attribute the decrease in our combined ratio primarily to the decrease in our loss ratio.
Interest Expense
Our interest expense for 2019 decreased to $1.6 million, compared to $2.3 million for 2018. We attribute the decrease to lower average borrowings under our lines of credit during 2019 compared to 2018.
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
Net Income (Loss) and Earnings (Loss) Per Share
Our net income for 2019 was $47.2 million, or $1.67 per share of Class A common stock on a diluted basis and $1.51 per share of Class B common stock, compared to a net loss of $32.8 million, or $1.18 per share of Class A common stock and $1.09 per share of Class B common stock, for 2018. We had 23.2 million and 22.8 million Class A shares outstanding at December 31, 2019 and 2018, respectively. We had 5.6 million Class B shares outstanding for both periods. There are no outstanding securities that dilute our shares of Class B common stock.

Book Value Per Share
Our stockholders’ equity increased by $52.1 million during 2019 as a result of our net income and net unrealized gains within our available-for-sale
fixed maturity investments. Our book value per share increased to $15.67 at December 31, 2019, compared to $14.05 a year earlier.
Financial Condition
Liquidity and Capital Resources
Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as they arise. Our major sources of funds from operations are the net cash flows generated from our insurance subsidiaries’ underwriting results, investment income and maturing investments.
We have historically generated sufficient net positive cash flow from our operations to fund our commitments and build our investment portfolio, thereby increasing future investment returns. The pooling agreement with Donegal Mutual historically has been cash flow positive because of the profitability of the underwriting pool. Because we settle the pool monthly, our cash flows are substantially similar to the cash flows that would result from the underwriting of direct business. We maintain a high degree of liquidity in our investment portfolio in the form of marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective. This laddering approach provides an additional measure of liquidity to meet our obligations and the obligations of our insurance subsidiaries should an unexpected variation occur in the future. Net cash flows provided by operating activities in 2020, 2019 and 2018 were $101.1 million, $76.4 million and $63.8 million, respectively.
In August 2020, we entered into a new credit agreement with Manufacturers and Traders Trust Company (“M&T”) that related to a $20.0 million unsecured demand line of credit. The line of credit has no expiration date, no annual fees and no covenants. At December 31, 2020, we had no outstanding borrowings from M&T and had the ability to borrow up to $20.0 million at interest rates equal to the then-current LIBOR rate plus 2.00%.
Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. In August 2019, Atlantic States exchanged a variable-rate cash advance of $35.0 million that was due in March 2020 for a fixed-rate cash advance of $35.0 million that was outstanding at December 31, 2020. Atlantic States incurred a penalty of $176,000 related to the early termination of its previous cash advance. The new cash advance carries a fixed interest rate of 1.74% and is due in August 2024. In March 2020, Atlantic States issued $50.0 million of debt to the FHLB of Pittsburgh in exchange for a cash advance in the same amount that was outstanding at December 31, 2020. Atlantic States obtained this contingent liquidity funding in light of uncertainty surrounding the economic impact of the
COVID-19
pandemic. The debt carries a fixed interest rate of 0.83%, and Atlantic States plans to repay this cash advance in full at its March 2021 maturity.
The following table shows expected payments for our significant contractual obligations at December 31, 2020:

(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Net liability for unpaid losses and loss expenses of our insurance subsidiaries	$557,189	$256,165	$260,460	$20,237	$20,327
Subordinated debentures	5,000	—	—	—	5,000
Borrowings under lines of credit	85,000	50,000	—	35,000	—

Total contractual obligations	$647,189	$306,165	$260,460	$55,237	$25,327

We estimated the timing of the amounts for the net liability for unpaid losses and loss expenses of our insurance subsidiaries based on historical experience and expectations of future payment patterns. We have shown the liability net of reinsurance recoverable on unpaid losses and loss expenses to reflect expected future cash flows related to such liability. Assumed amounts from the underwriting pool with Donegal Mutual represent a substantial portion of our insurance subsidiaries’ gross liability for unpaid losses and loss expenses, and ceded amounts to the underwriting pool represent a substantial portion of our insurance subsidiaries’ reinsurance recoverable on unpaid losses and loss expenses. We include cash settlements of Atlantic States’ assumed liability from the pool in our monthly settlements of pooled activity. In these monthly settlements, we net amounts ceded to and assumed from the pool. Donegal Mutual and Atlantic States do not anticipate any changes in the pool participation levels in the foreseeable future. However, any such change would be prospective in nature and therefore would not impact the timing of expected payments for Atlantic States’ proportionate liability for pooled losses occurring in periods prior to the effective date of such change.
We discuss in Note 9 – Borrowings our estimate of the timing of the amounts payable for the borrowings under our lines of credit based on their contractual maturities. The borrowings under our lines of credit carry interest rates that we discuss in Note 9 – Borrowings.
The cash dividends we declared to our stockholders totaled $17.3 million, $16.2 million and $15.8 million in 2020, 2019 and 2018, respectively. There are no regulatory restrictions on our payment of dividends to our stockholders, although there are restrictions under applicable state laws on the payment of dividends from our insurance subsidiaries to us. Our insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis and are subject to regulations under which their payment of dividends from statutory surplus is restricted and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk-based capital (“RBC”) requirements. The amount of statutory capital and surplus necessary for our insurance subsidiaries to satisfy regulatory requirements, including the RBC requirements, was not significant in relation to our insurance subsidiaries’ statutory capital and surplus at December 31, 2020. Amounts available for distribution to us as ordinary dividends from our insurance subsidiaries without prior approval of insurance regulatory authorities in 2021 are approximately $28.0 million from Atlantic States, $300,000 from Southern, $10.9 million from Peninsula and $12.2 million from MICO, or a total of approximately $51.4 million.

Investments
At December 31, 2020 and 2019, our investment portfolio of primarily investment-grade bonds, common stock, short-term investments and cash totaled $1.3 billion and $1.2 billion, respectively, representing 61.3% and 60.3%, respectively, of our total assets. See “Business - Investments” for more information.

	December 31,
	2020		2019
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Fixed maturities:
Total held to maturity	$586,609	48.0%	$476,094	42.9%
Total available for sale	555,136	45.5	564,952	50.8

Total fixed maturities	1,141,745	93.5	1,041,046	93.7
Equity securities	58,556	4.8	55,477	5.0
Short-term investments	20,901	1.7	14,030	1.3

Total investments	$1,221,202	100.0%	$1,110,553	100.0%

The carrying value of our fixed maturity investments represented 93.5% and 93.7% of our total invested assets at December 31, 2020 and 2019, respectively.
Our fixed maturity investments consisted of high-quality marketable bonds, of which 99.8% were rated at investment-grade levels at December 31, 2020 and 2019.
At December 31, 2020, the net unrealized gain on our
available-for-sale
fixed maturity investments, net of deferred taxes, amounted to $15.9 million, compared to a net unrealized gain of $6.4 million at December 31, 2019.
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
In January 2017, the FASB issued guidance that simplifies the measurement of goodwill by modifying the goodwill impairment test previous guidance required. The guidance requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize impairment for the amount by which the reporting unit’s carrying amount exceeds its fair value. The guidance was effective for annual and interim reporting periods beginning after December 15, 2019 and permitted early adoption. We early adopted this guidance in 2019. The adoption of this guidance did not have a significant impact on our financial position, results of operations or cash flows.
In August 2018, the FASB issued guidance that modifies disclosure requirements related to fair value measurements. The guidance removes the requirements to disclose the amounts of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy. The guidance was effective for annual and interim reporting periods beginning after December 15, 2019 and permitted early adoption. We early adopted this guidance in 2019. The adoption of this guidance on January 1, 2019 did not have a significant impact on our financial position, results of operations or cash flows.

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
In December 2019, the FASB issued guidance that simplifies accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The guidance was effective January 1, 2021, using the retrospective method or modified retrospective method for certain changes and the prospective method for all other changes, and permits early adoption. We do not expect our adoption of this guidance in 2021 to have a significant impact on our financial position, results of operations or cash flows.
Off-Balance
Sheet Arrangements
As of December 31, 2020 and 2019, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
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

Principal cash flows and related weighted-average interest rates by stated maturity dates for the financial instruments we held at December 31, 2020 that are sensitive to interest rates are as follows:

(in thousands)	Principal Cash Flows	Weighted- Average Interest Rate
Fixed-maturity and short-term investments:
2021	$97,539	1.83%
2022	41,382	3.15
2023	44,923	3.22
2024	52,046	3.58
2025	60,038	3.53
Thereafter	839,306	3.28

Total	$1,135,234

Fair value	$1,208,677

Debt:
2021	$50,000	0.83%
2024	35,000	1.74%
Thereafter	5,000	5.00

Total	$90,000

Fair value	$90,000

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

Item 8.	Financial Statements and Supplementary Data.

Donegal Group Inc.
Consolidated Balance Sheets

	December 31,
	2020	2019
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost (fair value $632,640,821 and $500,314,344)	$586,609,439	$476,093,782
Available for sale, at fair value (amortized cost $534,958,100 and $556,839,278)	555,136,017	564,951,803
Equity securities, at fair value	58,556,173	55,477,556
Short-term investments, at cost, which approximates fair value	20,900,155	14,030,222

Total investments	1,221,201,784	1,110,553,363
Cash	103,094,236	49,318,930
Accrued investment income	7,936,879	7,066,029
Premiums receivable	169,596,332	165,732,949
Reinsurance receivable	408,908,850	367,021,468
Deferred policy acquisition costs	59,156,958	59,284,859
Deferred tax asset, net	5,683,113	8,514,311
Prepaid reinsurance premiums	169,418,333	142,475,767
Property and equipment, net	4,390,377	4,558,072
Accounts receivable - securities	67,676	4,961
Federal income taxes recoverable	3,089,369	—
Goodwill	5,625,354	5,625,354
Other intangible assets	958,010	958,010
Other	1,393,053	2,047,058

Total assets	$2,160,520,324	$1,923,161,131

Liabilities and Stockholders’ Equity
Liabilities
Losses and loss expenses	$962,007,437	$869,673,849
Unearned premiums	537,189,598	510,147,485
Accrued expenses	29,115,198	28,453,744
Reinsurance balances payable	3,233,523	2,116,084
Borrowings under lines of credit	85,000,000	35,000,000
Cash dividends declared to stockholders	4,436,301	4,075,234
Subordinated debentures	5,000,000	5,000,000
Accounts payable - securities	—	1,119
Income taxes payable	—	84,831
Due to affiliate	10,293,495	10,069,171
Other	6,470,652	7,524,095

Total liabilities	1,642,746,204	1,472,145,612

Stockholders’ Equity
Preferred stock, $.01 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 50,000,000 shares, issued 27,651,774 and 26,203,935 shares and outstanding 24,649,186 and 23,201,347 shares	276,518	262,040
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	289,149,567	268,151,601
Accumulated other comprehensive income	11,130,612	504,170
Retained earnings	258,387,288	223,267,573
Treasury stock, at cost	(41,226,357)	(41,226,357)

Total stockholders’ equity	517,774,120	451,015,519

Total liabilities and stockholders’ equity	$2,160,520,324	$1,923,161,131

See accompanying notes to consolidated financial statements.

Donegal Group Inc.
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

	Years Ended December 31,
	2020	2019	2018
Statements of Income (Loss)
Revenues
Net premiums earned (includes affiliated reinsurance of $192,861,276, $203,409,131 and $198,580,547 - see note 3)	$742,040,339	$756,078,400	$741,290,873
Investment income, net of investment expenses	29,504,466	29,514,955	26,907,656
Installment payment fees	3,063,097	4,134,749	5,256,721
Lease income	434,089	443,750	480,617
Net investment gains (losses) (includes $572,106, $147,236 and ($499,244) accumulated other comprehensive income reclassification)	2,777,919	21,984,617	(4,801,509)
Equity in earnings of Donegal Financial Services Corporation	—	295,000	2,693,962

Total revenues	777,819,910	812,451,471	771,828,320

Expenses
Net losses and loss expenses (includes affiliated reinsurance of $87,374,791, $103,218,679 and $140,113,591 - see note 3)	459,764,293	506,387,664	576,458,420
Amortization of deferred policy acquisition costs	119,072,000	122,443,000	120,964,000
Other underwriting expenses	125,862,651	114,561,741	113,270,131
Policyholder dividends	7,394,310	8,978,406	5,353,023
Interest	1,196,406	1,579,299	2,302,082
Other, net	1,257,747	1,420,331	1,717,513

Total expenses	714,547,407	755,370,441	820,065,169

Income (loss) before income tax expense (benefit)	63,272,503	57,081,030	(48,236,849)
Income tax expense (benefit) (includes $120,142, $30,920 and ($104,841) income tax expense (benefit) from reclassification items)	10,457,251	9,929,286	(15,476,509)

Net income (loss)	$52,815,252	$47,151,744	$(32,760,340)

Basic earnings (loss) per common share:
Class A common stock	$1.84	$1.68	$(1.18)

Class B common stock	$1.65	$1.51	$(1.09)

Diluted earnings (loss) per common share:
Class A common stock	$1.83	$1.67	$(1.18)

Class B common stock	$1.65	$1.51	$(1.09)

Statements of Comprehensive Income (Loss)
Net income (loss)	$52,815,252	$47,151,744	$(32,760,340)

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) arising during the period, net of income tax expense (benefit) of $2,944,892, $3,947,082 and ($1,865,948)	11,078,406	14,848,545	(7,019,532)
Reclassification adjustment for (gains) losses included in net income (loss), net of income tax expense (benefit) of $120,142, $30,920 and ($104,841)	(451,964)	(116,316)	394,403

Other comprehensive income (loss)	10,626,442	14,732,229	(6,625,129)

Comprehensive income (loss)	$63,441,694	$61,883,973	$(39,385,469)

See accompanying notes to consolidated financial statements.

Donegal Group Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, January 1, 2018	25,564,481	5,649,240	$255,645	$56,492	$255,401,558	$(2,684,275)	$236,893,041	$(41,226,357)	$448,696,104

Issuance of common stock (stock compensation plans)	174,899		1,749		2,469,220				2,470,969
Stock-based compensation	79,961		800		2,853,111				2,853,911
Net loss							(32,760,340)		(32,760,340)
Cash dividends							(15,765,614)		(15,765,614)
Grant of stock options					534,534		(534,534)		—
Reclassification of equity unrealized gains						(4,918,655)	4,918,655		—
Other comprehensive loss						(6,625,129)			(6,625,129)

Balance, December 31, 2018	25,819,341	5,649,240	$258,194	$56,492	$261,258,423	$(14,228,059)	$192,751,208	$(41,226,357)	$398,869,901

Issuance of common stock (stock compensation plans)	167,096		1,671		2,225,527				2,227,198
Stock-based compensation	217,498		2,175		4,251,665				4,253,840
Net income							47,151,744		47,151,744
Cash dividends							(16,219,393)		(16,219,393)
Grant of stock options					415,986		(415,986)		—
Other comprehensive income						14,732,229			14,732,229

Balance, December 31, 2019	26,203,935	5,649,240	$262,040	$56,492	$268,151,601	$504,170	$223,267,573	$(41,226,357)	$451,015,519

Issuance of common stock (stock compensation plans)	153,233		1,532		2,057,504				2,059,036
Stock-based compensation	1,294,606		12,946		18,582,085				18,595,031
Net income							52,815,252		52,815,252
Cash dividends							(17,337,160)		(17,337,160)
Grant of stock options					358,377		(358,377)		—
Other comprehensive income						10,626,442			10,626,442

Balance, December 31, 2020	27,651,774	5,649,240	$276,518	$56,492	$289,149,567	$11,130,612	$258,387,288	$(41,226,357)	$517,774,120

See accompanying notes to consolidated financial statements.

Donegal Group Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$52,815,252	$47,151,744	$(32,760,340)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	6,721,621	5,573,074	6,609,632
Net investment (gains) losses	(2,777,919)	(21,984,617)	4,801,509
Equity in earnings of Donegal Financial Services Corporation	—	(295,000)	(2,693,962)
Changes in Assets and Liabilities:
Losses and loss expenses	92,333,588	55,008,625	137,993,497
Unearned premiums	27,042,113	3,618,879	3,072,065
Accrued expenses	661,454	3,011,598	(2,591,630)
Premiums receivable	(3,863,383)	(9,030,699)	3,704,182
Deferred policy acquisition costs	127,901	1,330,268	(325,267)
Deferred income taxes	6,448	649,928	(4,179,805)
Reinsurance receivable	(41,887,382)	(23,652,403)	(45,026,502)
Accrued investment income	(870,850)	(504,830)	(8,078)
Amounts due to affiliate	224,324	(805,369)	3,560,172
Reinsurance balances payable	1,117,439	(1,766,109)	(233,966)
Prepaid reinsurance premiums	(26,942,566)	(7,095,990)	(347,136)
Current income taxes	(3,174,200)	19,117,435	(8,097,499)
Other, net	(399,440)	6,033,243	299,262

Net adjustments	48,319,148	29,208,033	96,536,474

Net cash provided by operating activities	101,134,400	76,359,777	63,776,134

Cash Flows from Investing Activities:
Purchases of fixed maturities:
Held to maturity	(157,048,527)	(96,724,391)	(48,969,776)
Available for sale	(176,500,255)	(165,989,508)	(116,961,667)
Purchases of equity securities	(6,964,092)	(20,722,416)	(11,303,361)
Sales of fixed maturities:
Available for sale	22,172,930	19,527,658	13,202,367
Maturity of fixed maturities:
Held to maturity	47,448,424	24,460,749	13,184,665
Available for sale	172,084,542	119,113,273	105,266,805
Sales of equity securities	6,091,288	40,465,748	13,779,330
Net purchases of property and equipment	(89,702)	(149,603)	(105,525)
Sale of investment in Donegal Financial Services Corporation	—	33,922,773	—
Net (purchases) sales of short-term investments	(6,869,933)	2,718,538	(5,698,845)

Net cash used in investing activities	(99,675,325)	(43,377,179)	(37,606,007)

Cash Flows from Financing Activities:
Issuance of common stock	19,292,324	4,834,514	3,249,849
Cash dividends paid	(16,976,093)	(16,092,643)	(15,658,950)
Payments on lines of credit	—	(25,000,000)	—
Borrowings under lines of credit	50,000,000	—	1,000,000

Net cash provided by (used in) financing activities	52,316,231	(36,258,129)	(11,409,101)

Net increase (decrease) in cash	53,775,306	(3,275,531)	14,761,026
Cash at beginning of year	49,318,930	52,594,461	37,833,435

Cash at end of year	$103,094,236	$49,318,930	$52,594,461

See accompanying notes to consolidated financial statements.

Donegal Group Inc.
Notes to Consolidated Financial Statements
1 - Summary of Significant Accounting Policies
Organization and Business
Donegal Mutual Insurance Company (“Donegal Mutual”) organized us as an insurance holding company on August 26, 1986. Our insurance subsidiaries, Atlantic States Insurance Company (“Atlantic States”), Southern Insurance Company of Virginia (“Southern”), the Peninsula Insurance Group (“Peninsula”), which consists of Peninsula Indemnity Company and The Peninsula Insurance Company and Michigan Insurance Company (“MICO”), and affiliates write personal and commercial lines of property and casualty coverages exclusively through a network of independent insurance agents in certain
Mid-Atlantic,
Midwestern, New England, Southern and Southwestern states. Until March 8, 2019, we also owned 48.2% of the outstanding stock of Donegal Financial Services Corporation (“DFSC”), a grandfathered unitary savings and loan holding company that owned Union Community Bank (“UCB”), a state savings bank. Donegal Mutual owned the remaining 51.8% of the outstanding stock of DFSC.
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
At December 31, 2020, Donegal Mutual held approximately 42% of our outstanding Class A common stock and approximately 84% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 71% of the total voting power of our common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to a pooling agreement and other intercompany agreements and transactions. While each company maintains its separate corporate existence, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.
Atlantic States, our largest subsidiary, participates in a proportional reinsurance agreement, or pooling agreement, with Donegal Mutual. Under the pooling agreement, Donegal Mutual and Atlantic States contribute substantially all of their respective premiums, losses and loss expenses to the underwriting pool, and the underwriting pool, acting through Donegal Mutual, then allocates
80%
of the pooled business to Atlantic States. Thus, Donegal Mutual and Atlantic States share the underwriting results of the pooled business in proportion to their respective participation in the underwriting pool.
In addition, Donegal Mutual has a 100% quota-share reinsurance agreement with Southern Mutual Insurance Company, or Southern Mutual. Donegal Mutual places its assumed business from Southern Mutual into the underwriting pool.
The same executive management and underwriting personnel administer products, classes of business underwritten, pricing practices and underwriting standards of Donegal Mutual and our insurance subsidiaries. In addition, as the Donegal Insurance Group, Donegal Mutual and our insurance subsidiaries share a combined business plan to achieve market penetration and underwriting profitability objectives. The products our insurance subsidiaries and Donegal Mutual market are generally complementary, thereby allowing the Donegal Insurance Group to offer a broader range of products to a given market and to expand the Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account. Distinctions within the products of Donegal Mutual and our insurance subsidiaries generally relate to specific risk profiles targeted within similar classes of business, such as preferred tier versus standard tier products, but we do not allocate all of the standard risk gradients to one company. Therefore, the underwriting profitability of the business the individual companies write directly will vary. However, the underwriting pool homogenizes the risk characteristics of all business that Donegal Mutual and Atlantic States write directly. The business Atlantic States derives from the underwriting pool represents a significant percentage of our total consolidated revenues. We refer to Note 3 - Transactions with Affiliates for more information regarding the pooling agreement.

Donegal Mutual completed the merger of Mountain States Mutual Casualty Company, or Mountain States, with and into Donegal Mutual effective May 25, 2017. Donegal Mutual was the surviving company in the merger, and Mountain States’ insurance subsidiaries, Mountain States Indemnity Company and Mountain States Commercial Insurance Company (collectively, the “Mountain States insurance subsidiaries”), became insurance subsidiaries of Donegal Mutual upon completion of the merger. Upon completion of the merger, Donegal Mutual assumed all of the policy obligations of Mountain States and began to market its products together with the Mountain States insurance subsidiaries as the Mountain States Insurance Group in four Southwestern states. Donegal Mutual also entered into a 100% quota-share reinsurance agreement with the Mountain States insurance subsidiaries on the merger date. Beginning with policies effective in 2021, Donegal Mutual began to place the business of the Mountain States Insurance Group into the underwriting pool. As a result, our consolidated financial results through December 31, 2020 excluded the results of the Mountain States Insurance Group operations in those Southwestern states.
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

Effective December 1, 2019, our insurance subsidiaries Le Mars Insurance Company (“Le Mars”) and Sheboygan Falls Insurance Company (“Sheboygan Falls”) merged with and into Atlantic States (the “Mergers”). As a result of the Mergers, the separate corporate existences of Le Mars and Sheboygan Falls ceased and Atlantic States continued as the surviving insurance company. Atlantic States placed the business of Le Mars and Sheboygan Falls, as their policies renewed subsequent to the effective date of the Mergers, into the underwriting pool.
In July 2018, we consolidated the branch office operations of Peninsula into our home office operations to achieve economies of scale and enhance service levels for the policyholders of Peninsula. We recorded a restructuring charge of approximately $1.9 million in 2018 for employee termination costs associated with the Peninsula consolidation. We completed the sale of Peninsula’s branch office in 2019 for net proceeds of $1.2 million. We recorded an impairment charge of $1.1 million in other expenses in 2018 related to the value of this real estate.
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
We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we measure investments at fair value and recognize changes in fair value in our results of operations. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, company or geographic events that have negatively impacted the value of a security and rating agency downgrades.
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
Losses and Loss Expenses
Liabilities for losses and loss expenses are estimates at a given point in time of the amounts an insurer expects to pay with respect to incurred policyholder claims based on facts and circumstances the insurer knows at that point in time. For example, legislative, judicial and regulatory actions may expand coverage definitions, retroactively mandate coverage or otherwise require our insurance subsidiaries to pay losses for damages that their policies explicitly excluded or did not intend to cover. At the time of establishing its estimates, an insurer recognizes that its ultimate liability for losses and loss expenses will exceed or be less than such estimates. Our insurance subsidiaries base their estimates of liabilities for losses and loss expenses on assumptions as to future loss trends, expected claims severity, judicial theories of liability and other factors. However, during the loss adjustment period, our insurance subsidiaries may learn additional facts regarding individual claims, and, consequently, it often becomes necessary for our insurance subsidiaries to refine and adjust their estimates for these liabilities. We reflect any adjustments to the liabilities for losses and loss expenses of our insurance subsidiaries in our consolidated results of operations in the period in which our insurance subsidiaries make adjustments to their estimates.
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
Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced an increase in claims severity and a lengthening of the claim settlement periods on bodily injury claims during the past several years. In addition, the
COVID-19
pandemic and related government mandates and restrictions resulted in various changes from historical claims reporting and settlement trends during 2020. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on bodily injury claims. Related uncertainties regarding future trends include social inflation, the rate of plaintiff attorney involvement in claims and the cost of medical technologies and procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded.
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
In 2020, 2019 and 2018, we realized $302,901, $64,765 and $25,938, respectively, in tax benefits upon the exercise of stock options.
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
In January 2017, the FASB issued guidance that simplifies the measurement of goodwill by modifying the goodwill impairment test previous guidance required. The guidance requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize impairment for the amount by which the reporting unit’s carrying amount exceeds its fair value. The guidance was effective for annual and interim reporting periods beginning after December 15, 2019 and permitted early adoption. We early adopted this guidance in 2019. The adoption of this guidance did not have a significant impact on our financial position, results of operations or cash flows.
In August 2018, the FASB issued guidance that modifies disclosure requirements related to fair value measurements. The guidance removes the requirements to disclose the amounts of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy. The guidance was effective for annual and interim reporting periods beginning after December 15, 2019 and permitted early adoption. We early adopted this guidance in 2019. The adoption of this guidance on January 1, 2019 did not have a significant impact on our financial position, results of operations or cash flows.
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
In December 2019, the FASB issued guidance that simplifies accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The guidance was effective January 1, 2021, using the retrospective method or modified retrospective method for certain changes and the prospective method for all other changes, and permits early adoption. We do not expect our adoption of this guidance in 2021 to have a significant impact on our financial position, results of operations or cash flows.
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
The following amounts represent reinsurance Atlantic States ceded to the pool during 2020, 2019 and 2018:

	2020	2019	2018
Premiums earned	$266,400,636	$218,642,984	$212,928,238
Losses and loss expenses	181,205,743	173,238,503	159,495,489
Prepaid reinsurance premiums	146,387,565	116,189,929	106,224,424
Liability for losses and loss expenses	232,540,607	183,326,589	158,081,925
The following amounts represent reinsurance Atlantic States assumed from the pool during 2020, 2019 and 2018:

	2020	2019	2018
Premiums earned	$514,172,448	$479,835,362	$473,512,781
Losses and loss expenses	309,315,497	309,852,141	335,789,280
Unearned premiums	262,004,199	237,106,338	231,958,181
Liability for losses and loss expenses	377,530,215	322,658,731	303,546,744
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
The following amounts represent reinsurance ceded to Donegal Mutual pursuant to these quota-share reinsurance agreements during 2020, 2019 and 2018:

	2020	2019	2018
Premiums earned	$39,315,398	$42,079,112	$42,813,929
Losses and loss expenses	15,471,037	19,617,787	23,175,456
Prepaid reinsurance premiums	17,155,909	19,217,849	19,047,084
Liability for losses and loss expenses	35,306,627	36,597,834	38,434,078
In 2019 and 2020, each of our insurance subsidiaries had a catastrophe reinsurance agreement with Donegal Mutual that provided coverage under any one catastrophic occurrence above a set retention of $2,000,000, with a combined retention of $5,000,000 for a catastrophe involving a combination of our insurance subsidiaries, up to the amount Donegal Mutual and our insurance subsidiaries retained under catastrophe reinsurance agreements with unaffiliated reinsurers. Through December 31, 2018, Atlantic States, Southern and Le Mars each had a catastrophe reinsurance agreement with Donegal Mutual that provided coverage under any one catastrophic occurrence above a set retention ($2,500,000, $2,000,000 and $1,000,000 for Atlantic States, Southern and Le Mars, respectively, for 2018), with a combined retention of $5,000,000 for a catastrophe involving a combination of these subsidiaries, up to the amount Donegal Mutual and our insurance subsidiaries retained under catastrophe reinsurance agreements with unaffiliated reinsurers. Through December 31, 2018, Donegal Mutual and Southern had an excess of loss reinsurance agreement in which Donegal Mutual assumed up to $500,000 of Southern’s losses in excess of $500,000.

The following amounts represent reinsurance that our insurance subsidiaries ceded to Donegal Mutual pursuant to these reinsurance agreements during 2020, 2019 and 2018:

	2020	2019	2018
Premiums earned	$15,595,138	$14,404,636	$19,190,067
Losses and loss expenses	25,259,527	13,769,736	12,899,927
Liability for losses and loss expenses	3,812,339	3,149,907	4,847,176
The following amounts represent the effect of affiliated reinsurance transactions on net premiums our insurance subsidiaries earned during 2020, 2019 and 2018:

	2020	2019	2018
Assumed	$514,172,448	$479,835,362	$473,512,781
Ceded	(321,311,172)	(275,126,732)	(274,932,234)

Net	$192,861,276	$204,708,630	$198,580,547

The following amounts represent the effect of affiliated reinsurance transactions on net losses and loss expenses our insurance subsidiaries incurred during 2020, 2019 and 2018:

	2020	2019	2018
Assumed	$309,311,098	$309,844,705	$335,684,463
Ceded	(221,936,307)	(206,626,026)	(195,570,872)

Net	$87,374,791	$103,218,679	$140,113,591

b. Expense Sharing
Donegal Mutual provides facilities, management and other services to us and our insurance subsidiaries. In addition, Donegal Mutual purchases and maintains the information technology systems that support the business of Donegal Mutual and our insurance subsidiaries. Donegal Mutual allocates certain related expenses to Atlantic States in relation to the relative participation of Atlantic States and Donegal Mutual in the pooling agreement. Our insurance subsidiaries other than Atlantic States reimburse Donegal Mutual for direct costs of services Donegal Mutual provides on their behalf and a proportionate share of certain costs Donegal Mutual allocates to them based on their percentage of the total net premiums written of the Donegal Insurance Group and other metrics. Donegal Mutual allocates costs related to its development and maintenance of information technology systems over the estimated useful life of those systems (generally five years) and charges a proportionate share of those costs to our insurance companies based on their percentage of the total net premiums written of the Donegal Insurance Group. Total charges from Donegal Mutual for services it provided to our insurance subsidiaries totaled
$153,941,121, $134,143,158 and $126,153,511 for 2020, 2019 and 2018, respectively.
Donegal Mutual is currently in the midst of a multi-year effort to modernize certain of its key technology infrastructure and application systems. In 2020, Donegal Mutual placed the first release of new systems into service and allocated $2.8 million of related costs to our insurance subsidiaries. Donegal Mutual will allocate to our insurance subsidiaries their proportionate share of the remaining $19.2 million of its costs for the first release over the next five years. Donegal Mutual incurred an additional $9.0 million of deferred costs related to releases under development that were not yet ready for their intended use at December 31, 2020.
Our management believes that the allocation methods Donegal Mutual utilizes are reasonable. In addition, Donegal Mutual and we maintain a coordinating committee that consists of two members of our board of directors, neither of whom is a member of Donegal Mutual’s board of directors, and two members of Donegal Mutual’s board of directors, neither of whom is a member of our board of directors. The purpose of the coordinating committee is to maintain a process for an ongoing evaluation of the fairness of the terms of all transactions between Donegal Mutual and our insurance subsidiaries.

c. Lease Agreement
We lease office equipment with terms ranging from 3 to 10 years to Donegal Mutual under a
10-year
lease agreement dated January 1, 2011.
4 - Investments
The amortized cost and estimated fair values of our fixed maturities at December 31, 2020 and 2019 are as follows:

	2020
Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$77,435,268	$3,983,890	$223,564	$81,195,594
Obligations of states and political subdivisions	312,319,238	23,211,483	142,750	335,387,971
Corporate securities	173,269,560	18,172,244	205,761	191,236,043
Mortgage-backed securities	23,585,373	1,235,840	—	24,821,213

Totals	$586,609,439	$46,603,457	$572,075	$632,640,821

	2020
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$47,511,872	$423,855	$121,015	$47,814,712
Obligations of states and political subdivisions	66,286,667	2,690,335	11,765	68,965,237
Corporate securities	202,396,309	10,496,218	184,464	212,708,063
Mortgage-backed securities	218,763,252	6,901,676	16,923	225,648,005

Totals	$534,958,100	$20,512,084	$334,167	$555,136,017

	2019
Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$82,916,052	$1,803,230	$68,560	$84,650,722
Obligations of states and political subdivisions	204,634,486	14,236,736	288,174	218,583,048
Corporate securities	156,398,001	8,274,912	333,166	164,339,747
Mortgage-backed securities	32,145,243	611,641	16,057	32,740,827

Totals	$476,093,782	$24,926,519	$705,957	$500,314,344

	2019
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$19,302,056	$81,773	$19,370	$19,364,459
Obligations of states and political subdivisions	55,162,046	1,641,171	6,929	56,796,288
Corporate securities	154,946,586	4,477,035	180,312	159,243,309
Mortgage-backed securities	327,428,590	2,856,820	737,663	329,547,747

Totals	$556,839,278	$9,056,799	$944,274	$564,951,803

At December 31, 2020, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $263.6 million and an amortized cost of $247.5 million. Our holdings also included special revenue bonds with an aggregate fair value of $140.8 million and an amortized cost of $131.1 million. With respect to both categories of bonds, we held no securities of any issuer that comprised more than 10% of that category at December 31, 2020. Education bonds and water and sewer utility bonds represented 44% and 39%, respectively, of our total investments in special revenue bonds based on their carrying values at December 31, 2020. Many of the issuers of the special revenue bonds we held at December 31, 2020 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held are similar to general obligation bonds.

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
We are amortizing this balance over the remaining
life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same fixed maturities. During 2020, we recorded amortization of $1.4 million in other comprehensive income. At December 31, 2020 and 2019, net unrealized losses of $6.1 million and $7.5 million, respectively, remained within accumulated other comprehensive income.
We set forth below the amortized cost and estimated fair value of fixed maturities at December 31, 2020 by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Held to maturity
Due in one year or less	$17,487,922	$17,751,370
Due after one year through five years	91,293,064	97,632,535
Due after five years through ten years	205,058,526	222,703,673
Due after ten years	249,184,554	269,732,030
Mortgage-backed securities	23,585,373	24,821,213

Total held to maturity	$586,609,439	$632,640,821

Available for sale
Due in one year or less	$55,448,556	$55,677,592
Due after one year through five years	99,633,832	105,770,506
Due after five years through ten years	130,984,165	136,888,915
Due after ten years	30,128,295	31,150,999
Mortgage-backed securities	218,763,252	225,648,005

Total available for sale	$534,958,100	$555,136,017

The cost and estimated fair values of our equity securities at December 31, 2020 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value
Equity securities	$42,409,750	$17,103,055	$956,632	$58,556,173

The cost and estimated fair values of our equity securities at December 31, 2019 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value
Equity securities	$43,419,136	$12,179,912	$121,492	$55,477,556
The amortized cost of fixed maturities on deposit with various regulatory authorities at December 31, 2020 and 2019 amounted to $9,114,791 and $8,330,651, respectively.

We derived net investment income, consisting primarily of interest and dividends, from the following sources:

	2020	2019	2018
Fixed maturities	$30,750,231	$29,969,774	$27,733,555
Equity securities	1,386,343	1,268,056	1,264,120
Short-term investments	427,392	1,243,104	795,522
Other	29,250	29,251	29,450

Investment income	32,593,216	32,510,185	29,822,647
Investment expenses	(3,088,750)	(2,995,230)	(2,914,991)

Net investment income	$29,504,466	$29,514,955	$26,907,656

We present below gross gains and losses from investments, including those we classified as held to maturity, and the change in the difference between fair value and cost of investments:

	2020	2019	2018
Gross gains:
Fixed maturities	$818,350	$470,983	$131,660
Equity securities	8,532,881	10,471,285	1,890,762
Investment in affiliate	—	12,662,147

	9,351,231	23,604,415	2,022,422

Gross losses:
Fixed maturities	246,243	323,746	630,904
Equity securities	6,327,069	1,296,052	6,193,027

	6,573,312	1,619,798	6,823,931

Net investment gains (losses)	$2,777,919	$21,984,617	$(4,801,509)

Change in difference between fair value and cost of investments:
Fixed maturities	$33,876,212	$38,647,456	$(20,641,433)
Equity securities	4,088,003	9,334,127	(3,501,853)

Totals	$37,964,215	$47,981,583	$(24,143,286)

We recognized $8.4 million of unrealized gains and $2.8 million of unrealized losses on equity securities held at December 31, 2020 in net investment gains for 2020.We recognized $8.9 million of unrealized gains and $25,751 of unrealized losses on equity securities held at December 31, 2019 in net investment gains for 2019.

We held fixed maturities with unrealized losses representing declines that we considered temporary at December 31, 2020 as follows:

	Less than 12 months		12 months or longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$29,144,224	$344,579	$—	$—
Obligations of states and political subdivisions	9,361,435	154,515	—	—
Corporate securities	26,142,933	114,606	8,229,646	275,619
Mortgage-backed securities	3,091,272	15,425	236,560	1,498

Totals	$67,739,864	$629,125	$8,466,206	$277,117

We held fixed maturities with unrealized losses representing declines that we considered temporary at December 31, 2019 as follows:

	Less than 12 months		12 months or longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$7,461,245	$45,688	$5,394,735	$42,242
Obligations of states and political subdivisions	23,339,340	293,516	2,326,813	1,587
Corporate securities	19,362,346	263,280	18,803,546	250,198
Mortgage-backed securities	28,507,123	55,729	74,088,769	697,991

Totals	$78,670,054	$658,213	$100,613,863	$992,018

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we measure investments at fair value, and we recognize changes in fair value in our results of operations. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, company or geographic events that have negatively impacted the value of a security and rating agency downgrades. We held 43 debt securities that were in an unrealized loss position at December 31, 2020. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary.
We did not recognize any impairment losses in 2020, 2019 or 2018. We had no sales or transfers from our held to maturity portfolio in 2020, 2019 or 2018. We had no derivative instruments or hedging activities during 2020, 2019 or 2018.

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

We present our investments in
available-for-sale
fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that we could realize if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. We generally obtain two
prices per security. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates we obtain are representative of fair values based upon the general knowledge of the market of our investment personnel, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security type and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At December 31, 2020, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at December 31, 2020, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

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
We evaluate our assets and liabilities on a regular basis to determine the appropriate level at which to classify them for each reporting period. Based on our review of the methodology and summary of inputs the pricing services use, we have concluded that our Level 1 and Level 2 investments were classified properly at December 31, 2020 and 2019.

The following table presents our fair value measurements for our investments in available-for-sale
fixed maturity and equity securities at December 31, 2020:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$47,814,712	$—	$47,814,712	$—
Obligations of states and political subdivisions	68,965,237	—	68,965,237	—
Corporate securities	212,708,063	—	212,708,063	—
Mortgage-backed securities	225,648,005	—	225,648,005	—
Equity securities	58,556,173	54,152,085	4,404,088	—

Total investments in the fair value hierarchy	$613,692,190	$54,152,085	$559,540,105	$—

The following table presents our fair value measurements for our investments in available-for-sale
fixed maturity and equity securities at December 31, 2019:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$19,364,459	$—	$19,364,459	$—
Obligations of states and political subdivisions	56,796,288	—	56,796,288	—
Corporate securities	159,243,309	—	159,243,309	—
Mortgage-backed securities	329,547,747	—	329,547,747	—
Equity securities	55,477,556	53,124,368	2,353,188	—

Total investments in the fair value hierarchy	$620,429,359	$53,124,368	$567,304,991	$—

6 - Deferred Policy Acquisition Costs
Changes in our insurance subsidiaries’ deferred policy acquisition costs are as follows:

	2020	2019	2018
Balance, January 1	$59,284,859	$60,615,127	$60,289,860
Acquisition costs deferred	118,944,099	121,112,732	121,289,267
Amortization charged to earnings	(119,072,000)	(122,443,000)	(120,964,000)

Balance, December 31	$59,156,958	$59,284,859	$60,615,127

7 - Property and Equipment
Property and equipment at December 31, 2020 and 2019 consisted of the following:

	2020	2019	Estimated Useful Life
Office equipment	$8,809,344	$8,660,163	3-15 years
Automobiles	301,119	301,119	5 years
Real estate	4,921,056	4,977,813	5 - 50 years
Software	2,065,927	2,065,927	5 years

	16,097,446	16,005,022
Accumulated depreciation	(11,707,069)	(11,446,950)

	$4,390,377	$4,558,072

Depreciation expense for 2020, 2019 and 2018 amounted to
$
257,397, $282,235 and $479,550, respectively.

8 - Liability for Losses and Loss Expenses
The establishment of an appropriate liability for losses and loss expenses is an inherently uncertain process, and we can provide no assurance that our insurance subsidiaries’ ultimate liability will not exceed their loss and loss expense reserves and have an adverse effect on our results of operations and financial condition. For example, legislative, judicial and regulatory actions may expand coverage definitions, retroactively mandate coverage or otherwise require our insurance subsidiaries to pay losses for damages that their policies explicitly excluded or did not intend to cover. Furthermore, we cannot predict the timing, frequency and extent of adjustments to our insurance subsidiaries’ estimated future liabilities, because the historical conditions and events that serve as a basis for our insurance subsidiaries’ estimates of ultimate claim costs may change. As is the case for substantially all property and casualty insurance companies, our insurance subsidiaries have found it necessary in the past to increase their estimated future liabilities for losses and loss expenses in certain periods, and, in other periods, their estimates have exceeded their actual liabilities. Changes in our insurance subsidiaries’ estimate of their liability for losses and loss expenses generally reflect actual payments and their evaluation of information received since the prior reporting date.
We summarize activity in our insurance subsidiaries’ liability for losses and loss expenses as follows:

	2020	2019	2018
Balance at January 1	$869,673,849	$814,665,224	$676,671,727
Less reinsurance recoverable	(362,768,427)	(339,267,525)	(293,271,257)
Net balance at January 1	506,905,422	475,397,699	383,400,470

Incurred related to:
Current year	472,709,060	519,319,941	540,826,810
Prior years	(12,944,767)	(12,932,277)	35,631,610

Total incurred	459,764,293	506,387,664	576,458,420

Paid related to:
Current year	236,984,291	278,923,614	308,578,285
Prior years	172,496,467	195,956,327	175,882,906

Total paid	409,480,758	474,879,941	484,461,191

Net balance at December 31	557,188,957	506,905,422	475,397,699
Plus reinsurance recoverable	404,818,480	362,768,427	339,267,525

Balance at December 31	$962,007,437	$869,673,849	$814,665,224

Our insurance subsidiaries recognized a decrease in their liability for losses and loss expenses of prior years of
$12.9
million in each of 2020 and 2019. Our insurance subsidiaries recognized an increase in their liability for losses and loss expenses of prior years of
 $35.6
million in 2018. Our insurance subsidiaries made no significant changes in their reserving philosophy or claims management personnel
, and they have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those years. The 2020 development represented 2.6% of the December 31, 2019 net carried reserves and resulted primarily from lower-than-expected severity in the workers’ compensation and personal automobile lines of business, partially offset by higher-than-expected severity in the commercial automobile and commercial multi-peril lines of business, for accident years prior to 2020. The majority of the 2020 development related to decreases in the liability for losses and loss expenses of prior years for Atlantic States and MICO. The 2019 development represented 2.7% of the December 31, 2018 net carried reserves and resulted primarily from lower-than-expected severity in the workers’ compensation line of business, partially offset by higher-than-expected severity in the commercial automobile and commercial multi-peril lines of business, for accident years prior to 2019. The majority of the 2019 development related to decreases in the liability for losses and loss expenses of prior years for Atlantic States and MICO. The 2018 development represented 9.3% of the December 31, 2017 net carried reserves and resulted primarily from higher-than-expected severity in the commercial multi-peril, personal automobile and commercial automobile lines of business, offset by lower-than-expected severity in the workers’ compensation line of business, for accident years prior to 2018. The majority of the 2018 development related to increases in the liability for losses and loss expenses of prior years for Atlantic States and Southern. During 2018, our insurance subsidiaries received new information on previously-reported commercial automobile and personal automobile claims that led our insurance subsidiaries to conclude that their prior actuarial assumptions did not fully anticipate recent changes in severity and reporting trends. Our insurance subsidiaries have encountered increasing difficulties in projecting the ultimate severity of automobile losses over recent accident years, which our insurance subsidiaries attribute to worsening litigation trends and an increased delay in the reporting to our insurance subsidiaries of information with respect to the severity of claims. As a result, our insurance subsidiaries’ actuaries increased their projections of the ultimate cost of our insurance subsidiaries’ prior-year personal automobile and commercial automobile losses, and our insurance subsidiaries added $17.7 million to their reserves for personal automobile and $20.8 million to their reserves for commercial automobile for accident years prior to 2018.

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
Our insurance subsidiaries determine incurred but not reported (“IBNR”) reserves by subtracting the cumulative loss and loss expense amounts our insurance subsidiaries have paid and the case reserves our insurance subsidiaries have established at the balance sheet date from their actuaries’ estimate of the ultimate cost of losses and loss expenses. Accordingly, our insurance subsidiaries’ IBNR reserves include their actuaries’ projections of the cost of unreported claims as well as their actuaries’ projected development of case reserves on known claims and reopened claims. Our insurance subsidiaries’ methodology for estimating IBNR reserves has been in place for many years, and their actuaries made no significant changes to that methodology during 2020.
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
The following tables present information about incurred and paid claims development as of December 31, 2020, net of reinsurance, as well as cumulative claim frequency and the total of IBNR reserves plus expected development on reported claims that our insurance subsidiaries included within their net incurred claims amounts. The tables include unaudited information about incurred and paid claims development for the years ended December 31, 2011 through 2019, which we present as supplementary information.

Personal Automobile											At December 31, 2020
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited
(dollars and reported claims in thousands)
2011	$127,929	$131,678	$132,987	$133,229	$133,617	$133,218	$133,145	$133,142	$133,207	$133,192	$69	75
2012		130,415	133,201	135,592	136,493	136,552	136,463	136,141	136,677	136,648	194	69
2013			124,965	130,737	131,594	132,643	132,604	132,934	132,853	132,690	136	66
2014				124,426	124,806	124,210	126,200	126,779	126,734	126,861	219	71
2015					137,569	139,333	139,181	142,493	142,408	142,073	499	70
2016						150,216	153,937	157,516	157,943	156,935	1,349	73
2017							166,690	176,728	175,939	174,784	2,567	79
2018								186,580	183,358	181,558	5,837	81
2019									161,056	157,689	10,276	68
2020										111,483	25,587	42

									Total	$1,453,913

Personal Automobile
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	Unaudited
(in thousands)
2011	$87,191	$110,249	$121,621	$127,545	$131,319	$132,479	$132,714	$132,777	$132,835	$133,002
2012		87,517	111,941	124,652	130,862	133,428	134,581	135,132	136,137	136,165
2013			84,241	109,051	120,118	125,946	130,026	131,326	131,642	132,215
2014				85,377	104,736	114,893	120,491	123,815	124,926	125,619
2015					93,611	116,303	128,395	135,027	139,121	140,028
2016						102,433	129,507	143,321	151,159	153,521
2017							111,964	142,372	159,879	166,099
2018								115,585	150,175	163,036
2019									103,101	127,187
2020										66,084

									Total	1,342,956
			All outstanding liabilities before 2011, net of reinsurance							647

			Liabilities for claims and claims adjustment expenses, net of reinsurance							$111,604

Homeowners											At December 31, 2020
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited
(dollars and reported claims in thousands)
2011	$71,256	$70,461	$70,436	$70,381	$70,297	$70,351	$70,479	$70,642	$70,682	$70,689	$—	26
2012		53,962	54,794	54,468	54,351	54,281	54,381	54,523	54,557	54,548	—	18
2013			50,887	51,121	51,122	50,874	50,988	50,971	51,008	51,064	—	12
2014				56,916	58,378	57,680	57,332	57,288	57,402	57,367	—	17
2015					63,359	63,925	63,053	63,071	63,099	62,993	28	13
2016						62,443	64,064	63,735	63,355	63,279	25	12
2017							79,283	79,911	79,305	79,247	342	17
2018								81,965	83,385	82,905	838	19
2019									73,294	73,554	1,830	15
2020										61,633	6,235	12

									Total	$657,279

Homeowners
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	Unaudited
(in thousands)
2011	$57,588	$69,345	$70,125	$70,351	$70,541	$70,626	$70,648	$70,692	$70,692	$70,693
2012		46,566	53,619	54,028	54,298	54,317	54,356	54,557	54,557	54,553
2013			40,949	49,410	50,210	50,478	51,043	50,902	50,967	50,965
2014				45,823	56,255	56,990	57,195	56,995	57,243	57,336
2015					51,885	61,542	62,204	62,590	62,844	62,943
2016						50,125	61,145	62,760	63,144	63,162
2017							67,077	77,663	78,006	78,127
2018								70,385	79,892	80,905
2019									58,074	69,145
2020										51,226

									Total	639,055

			All outstanding liabilities before 2011, net of reinsurance							99

			Liabilities for claims and claims adjustment expenses, net of reinsurance							$18,323

Commercial Automobile											At December 31, 2020
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited
(dollars and reported claims in thousands)
2011	$26,642	$27,157	$28,570	$28,893	$29,112	$29,107	$29,487	$29,751	$29,542	$29,493	$17	4
2012		26,557	27,720	30,606	31,435	31,278	31,648	31,803	31,896	31,930	27	8
2013			32,902	33,749	34,751	35,240	36,404	36,435	36,569	36,181	64	8
2014				42,760	44,544	47,326	48,213	49,284	49,168	49,308	192	11
2015					46,526	48,323	51,412	54,259	54,517	54,619	452	12
2016						54,302	57,353	65,905	67,127	66,894	861	13
2017							61,484	67,927	67,697	67,249	2,823	13
2018								79,307	81,396	82,313	5,254	15
2019									88,864	91,245	15,356	15
2020										90,367	32,130	13

									Total	$599,599

Commercial Automobile
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	Unaudited
(in thousands)
2011	$13,876	$19,106	$24,267	$26,973	$28,014	$28,758	$28,836	$29,102	$29,474	$29,476
2012		13,642	20,240	23,718	27,417	29,873	30,402	31,104	31,228	31,263
2013			16,306	23,557	26,879	31,053	34,083	36,004	36,106	36,092
2014				22,707	31,089	39,436	44,374	47,290	48,418	48,603
2015					23,875	35,342	41,678	48,261	51,605	51,992
2016						27,033	38,237	48,837	57,237	60,485
2017							28,707	40,213	49,703	57,128
2018								33,862	47,941	57,451
2019									36,948	53,026
2020										31,884

									Total	457,400

			All outstanding liabilities before 2011, net of reinsurance							244

			Liabilities for claims and claims adjustment expenses, net of reinsurance							$142,443

Commercial Multi-Peril											At December 31, 2020
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited
(dollars and reported claims in thousands)
2011	$33,054	$35,411	$35,942	$37,576	$37,385	$38,270	$38,105	$38,160	$38,434	$38,478	$—	7
2012		29,789	30,716	32,449	34,117	35,755	36,214	36,525	36,876	36,662	—	6
2013			35,683	35,679	37,292	37,205	37,981	37,365	37,453	37,495	(1)	6
2014				48,204	50,135	51,843	52,336	53,294	53,116	52,926	119	7
2015					42,070	43,874	44,728	45,104	45,873	45,366	186	6
2016						43,005	46,988	48,267	48,871	48,732	857	6
2017							56,185	56,043	56,517	54,812	2,253	7
2018								66,265	66,470	67,749	6,243	7
2019									71,865	73,836	12,530	7
2020										83,195	26,981	7

									Total	$539,251

Commercial Multi-Peril
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	Unaudited
(in thousands)
2011	$18,773	$24,767	$30,286	$33,526	$36,722	$37,759	$38,240	$38,366	$38,413	$38,457
2012		16,666	23,384	26,634	29,370	33,327	35,331	35,909	36,329	36,399
2013			19,875	26,216	29,159	33,614	35,104	36,321	37,333	37,436
2014				27,920	35,520	40,936	47,021	50,017	51,615	52,103
2015					21,837	29,419	34,323	39,162	42,849	44,090
2016						19,660	29,402	34,612	41,193	43,435
2017							27,399	36,926	42,691	46,361
2018								30,597	42,296	48,050
2019									28,210	41,266
2020										34,729

									Total	422,326
			All outstanding liabilities before 2011, net of reinsurance							612

			Liabilities for claims and claims adjustment expenses, net of reinsurance							$117,537

Workers’ Compensation											At December 31, 2020
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited
(dollars and reported claims in thousands)
2011	$32,490	$35,757	$36,614	$36,369	$35,670	$35,039	$35,194	$34,926	$35,034	$35,045	$27	5
2012		39,142	39,516	38,827	37,926	37,163	36,468	35,954	35,932	36,014	69	5
2013			46,325	47,027	44,289	42,828	42,327	42,555	42,651	42,341	116	6
2014				51,508	51,553	49,288	48,537	47,540	47,693	47,849	193	6
2015					53,332	49,615	45,991	44,986	43,006	42,597	548	5
2016						58,814	49,802	47,883	44,969	44,098	840	5
2017							60,450	56,351	52,687	51,464	2,742	5
2018								62,197	55,291	52,514	4,114	6
2019									60,998	59,624	7,825	6
2020										57,172	19,283	5

									Total	$468,718

Workers’ Compensation
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	Unaudited
(in thousands)
2011	$9,157	$21,450	$27,517	$31,905	$32,394	$33,067	$33,577	$33,963	$34,109	$34,261
2012		11,097	22,963	28,812	31,244	33,196	34,177	34,460	34,622	34,691
2013			13,052	26,043	32,783	36,351	38,877	39,617	40,361	40,827
2014				13,932	28,513	36,284	40,393	42,465	43,866	44,403
2015					13,071	27,531	34,192	36,929	37,936	38,596
2016						14,709	30,344	37,178	40,570	41,208
2017							15,581	31,990	39,684	42,954
2018								17,644	31,928	37,072
2019									16,939	33,009
2020										14,591

									Total	361,612
			All outstanding liabilities before 2011, net of reinsurance							3,343

			Liabilities for claims and claims adjustment expenses, net of reinsurance							$110,449

The following table presents a reconciliation of the net incurred and paid claims development tables to the liability for claims and claims adjustment expenses in our consolidated balance sheet:

(in thousands)	At December 31, 2020
Net outstanding liabilities:
Personal automobile	$111,604
Homeowners	18,323
Commercial automobile	142,443
Commercial multi-peril	117,537
Workers ’ compensation	110,449
Other	17,759

518,115

Reinsurance recoverable:
Personal automobile	$117,575
Homeowners	10,597
Commercial automobile	90,436
Commercial multi-peril	75,801
Workers ’ compensation	86,479
Other	7,420

388,308

Unallocated loss adjustment expenses	$55,584

Gross liability for unpaid losses and loss expenses	$962,007

The following table presents supplementary information about average historical claims duration as of December 31, 2020:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Personal automobile	64.6%	17.1%	8.6%	4.4%	2.5%	0.8%	0.3%	0.4%	—%	0.1%
Homeowners	82.0	15.2	1.2	0.4	0.2	0.1	0.2	—	—	—
Commercial automobile	42.5	18.3	13.5	11.1	6.1	2.5	0.8	0.4	0.7	—
Commercial multi-peril	46.4	17.1	10.2	10.0	6.9	3.4	1.6	0.6	0.2	0.1
Workers’ compensation	29.9	31.6	15.2	8.1	3.5	2.2	1.3	0.9	0.3	0.4

9 - Borrowings
Lines of Credit
In August 2020, we entered into a new credit agreement with Manufacturers and Traders Trust Company (“M&T”) that related to a $20.0 million unsecured demand line of credit. The line of credit has no expiration date, no
annual fees and no covenants. At December 31, 2020, we had no outstanding borrowings from M&T and had the ability to borrow up to $20.0 million at interest rates equal to the then-current LIBOR rate plus 2.00%.
Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. In August 2019, Atlantic States exchanged a variable-rate cash advance of $35.0 million that was due in March 2020 for a fixed-rate cash advance of $35.0 million that was outstanding at December 31, 2020. Atlantic States incurred a penalty of $176,000 related to the early termination of its previous cash advance. The new cash advance carries a fixed interest rate of 1.74% and is due in August 2024. In March 2020, Atlantic States issued $50.0 million of debt to the FHLB of Pittsburgh in exchange for a cash advance in the same amount that was outstanding at December 31, 2020. The debt carries a fixed interest rate of 0.83% and is due in March 2021. Atlantic States obtained this contingent liquidity funding in light of uncertainty surrounding the economic impact of the
COVID-19
pandemic. The table below presents the amount of FHLB of Pittsburgh stock Atlantic States purchased, collateral pledged and assets related to Atlantic States’ membership in the FHLB of Pittsburgh at December 31, 2020.

FHLB stock purchased and owned as part of the agreement	$3,690,100
Collateral pledged, at par (carrying value $87,466,236)	85,915,094
Borrowing capacity currently available	1,330,109
Subordinated Debentures
Donegal Mutual holds a $5.0 million surplus note that MICO issued to increase MICO’s statutory surplus. The surplus note carries an interest rate of 5.00%, and any repayment of principal or payment of interest on the surplus note requires prior approval of the Michigan Department of Insurance and Financial Services. Upon receipt of regulatory approval, MICO paid $250,000 in interest to Donegal Mutual during each of 2020, 2019 and 2018.
10 - Reinsurance
Unaffiliated Reinsurers
Our insurance subsidiaries and Donegal Mutual implemented a combined third-party reinsurance program effective January 1, 2019. The coverage and parameters of the fully consolidated program are common to all of our insurance subsidiaries and Donegal Mutual. Our insurance subsidiaries use several different reinsurers, all of which have an A.M. Best rating of
A-
(Excellent) or better or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an
A-
rating from A.M. Best. The following information describes the external reinsurance our insurance subsidiaries had in place for 2020:

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

As many as 28 reinsurers provided coverage for 2020 on any one treaty with no reinsurer taking more than 20% of any one treaty.

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
Our insurance subsidiaries and Donegal Mutual also purchased facultative reinsurance to cover certain exposures, including property exposures in excess of the covered limits of their respective treaty reinsurance.
The following amounts represent ceded reinsurance transactions with unaffiliated reinsurers during 2020, 2019 and 2018:

	2020	2019	2018
Premiums written	$34,165,635	$36,941,997	$50,160,604
Premiums earned	35,358,765	39,732,282	51,266,000
Losses and loss expenses	9,835,268	33,615,819	50,652,202
Prepaid reinsurance premiums	5,874,859	7,067,989	10,108,269
Liability for losses and loss expenses	133,158,907	139,694,097	137,904,346
Total Reinsurance
The following amounts represent total ceded reinsurance transactions with both affiliated and unaffiliated reinsurers during 2020, 2019 and 2018:

	2020	2019	2018
Premiums earned	$356,669,937	$314,859,014	$326,198,234
Losses and loss expenses	231,771,575	240,241,845	246,223,074
Prepaid reinsurance premiums	169,418,333	142,475,767	135,379,777
Liability for losses and loss expenses	404,818,480	362,768,427	339,267,525
The following amounts represent the effect of reinsurance on premiums written for 2020, 2019 and 2018:

	2020	2019	2018
Direct	$586,681,839	$589,572,526	$594,078,723
Assumed	539,070,557	485,233,762	476,482,451
Ceded	(383,612,503)	(322,204,999)	(326,545,370)

Net premiums written	$742,139,893	$752,601,289	$744,015,804

The following amounts represent the effect of reinsurance on premiums earned for 2020, 2019 and 2018:

	2020	2019	2018
Direct	$584,537,580	$591,101,804	$593,976,241
Assumed	514,172,696	479,835,610	473,512,866
Ceded	(356,669,937)	(314,859,014)	(326,198,234)

Net premiums earned	$742,040,339	$756,078,400	$741,290,873

Percentage of assumed premiums earned to net premiums earned	69.3%	63.5%	63.9%

11 - Income Taxes
The Tax Cuts and Jobs Act of 2017 (the “TCJA”) was signed into law in December 2017. The TCJA contained significant changes to corporate taxation, including the reduction of the corporate income tax rate to 21% and the repeal of the corporate alternative minimum tax.
The TCJA resulted in our reclassification of an alternative minimum tax credit carryforward of $8.5 million from net deferred tax assets to federal income taxes recoverable in 2017. We generated sufficient taxable income in 2019 to fully utilize this alternative minimum tax credit carryforward.

Our provision for income tax expense (benefit) for 2020, 2019 and 2018 consisted of the following:

	2020	2019	2018
Current federal income tax	$10,450,803	$8,454,358	$(11,296,704)
Deferred federal income tax	6,448	649,928	(4,179,805)

Federal income tax expense (benefit)	$10,457,251	$9,104,286	$(15,476,509)

Pennsylvania income tax	—	825,000	—

Income tax expense (benefit)	$10,457,251	$9,929,286	$(15,476,509)

Our effective tax rate is different from the amount computed at the statutory federal rate of 21%.

The reasons for such difference and the related tax effects are as follows:

	2020	2019	2018
Income (loss) before income taxes	$63,272,503	$57,081,030	$(48,236,849)

Computed “expected” taxes	13,287,226	11,987,016	(10,129,738)
Tax-exempt interest	(1,468,806)	(1,325,197)	(1,521,090)
Proration	395,663	357,044	405,204
Dividends received deduction	(113,845)	(1,913,238)	(99,726)
Net operating loss carryback	(1,640,084)	—	(4,210,523)
Tax benefit on exercise of options	(302,901)	(64,765)	(25,938)
Other, net	299,998	236,676	105,302
Pennsylvania income tax, net of federal benefit	—	651,750	—

Income tax expense (benefit)	$10,457,251	$9,929,286	$(15,476,509)

The tax effects of temporary differences that give rise to significant portions of our deferred tax assets and deferred tax liabilities at December 31, 2020 and 2019 are as follows:

	2020	2019
Deferred tax assets:
Unearned premium	$15,481,602	$15,482,366
Loss reserves	8,808,342	7,820,683
Net operating loss carryforward	104,041	200,942
Net state operating loss carryforward - DGI Parent	7,850,334	7,519,991
Other	2,342,967	2,603,155

Total gross deferred tax assets	34,587,286	33,627,137
Less valuation allowance	(7,850,334)	(7,538,024)

Net deferred tax assets	26,736,952	26,089,113

Deferred tax liabilities:
Deferred policy acquisition costs	12,422,961	12,449,820
Loss reserve transition adjustment	1,440,793	1,733,056
Other	7,190,085	3,391,926

Total gross deferred tax liabilities	21,053,839	17,574,802

Net deferred tax asset	$5,683,113	$8,514,311

We recorded a net operating loss carryforward for the portion of our taxable loss for 2018 that exceeded our taxable income in 2016 and 2017. We utilized the full net operating loss carryforward in 2019.

Our income tax expense for 2020 included a $1.6 million income tax benefit related to the carryback of 2018 net operating losses to past tax years with higher statutory income tax rates than are currently in effect, as allowed under the Coronavirus Aid, Relief and Economic Security Act that was enacted in March 2020.
We  recorded a loss reserve transition adjustment in 2018 related to changes the TCJA required with respect to the calculation of loss reserve discounting. Pursuant to the provisions of the TCJA, we will include the loss reserve transition adjustment in our taxable income over eight years beginning in 2018.
We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of a deferred tax asset. At December 31, 2020 and 2019, we established a valuation allowance of $7.9 million and $7.5 million, respectively, for the net state operating loss carryforward of DGI. We determined that we were not required to establish a valuation allowance for the other net deferred tax assets of $26.7 million and $26.1 million at December 31, 2020 and 2019, respectively, since it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income and our implementation of tax-planning
strategies.
Tax years 2016 through 2020 remained open for examination by tax authorities at December 31, 2020. A net operating loss carryforward of $495,435 of Le Mars that we acquired on January 1, 2004 will expire in 2022 if not utilized and is subject to an annual limitation of approximately $376,000.
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
and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during 2020, 2019 or 2018. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through December 31, 2020.
At December 31, 2020 and 2019, our treasury stock consisted of 3,002,588 and 72,465 shares of Class A common stock and Class B common stock, respectively.
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
Since 1996, we have maintained an Equity Incentive Plan for Directors. During 2019, we adopted a plan that made 500,000 shares of Class A common stock available for issuance to our directors and the directors of our subsidiaries and affiliates.We may make awards in the form of stock options. The plan also provides for the issuance of 500 shares of restricted stock on the first business day of January in each year to each of our directors and each director of Donegal Mutual who does not serve as one of our directors. We issued 8,500 shares of restricted stock on January 2, 2020 under our director plan. We issued 8,500 shares of restricted stock on January 2, 2019 under our prior director plan. We issued 8,500 shares of restricted stock on January 2, 2018 under our prior director plan.
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

The weighted-average grant date fair value of options we granted during 2020 was $1.15. We calculated this fair value based upon a risk-free interest rate of 0.20%, an expected life of three years, an expected volatility of 20% and an expected dividend yield of 4%.
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

We charged compensation expense for our stock compensation plans against income before income taxes of $1.1 million, $1.4 million and $1.7 million for the years ended December 31, 2020, 2019 and 2018, respectively, with a corresponding income tax benefit of $229,698, $288,901 and $354,412. At December 31, 2020 and 2019, our total unrecognized compensation cost related to non-vested
share-based compensation granted under our stock compensation plans was $1.6 million and $2.0 million, respectively. We expect to recognize this cost over a weighted average period of 1.9 years.

During 2020, we received cash from option exercises under all stock compensation plans of $17.5 million. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of
$
302,901 for 2020. During 2019, we received cash from option exercises under all stock compensation plans of $2.9 million. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of $64,765 for 2019. During 2018, we received cash from option exercises under all stock compensation plans of $1.1 million. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of $25,938 for 2018.

Information regarding activity in our stock option plans follows:

	Number of Options	Weighted- Average Exercise Price Per Share
Outstanding at December 31, 2017	9,264,462	$15.26
Granted - 2018	1,063,000	13.69
Exercised - 2018	(79,961)	13.74
Forfeited - 2018	(222,639)	16.00

Outstanding at December 31, 2018	10,024,862	15.09
Granted - 2019	1,045,400	14.97
Exercised - 2019	(217,498)	13.23
Forfeited - 2019	(416,774)	15.88

Outstanding at December 31, 2019	10,435,990	15.09
Granted - 2020	935,099	14.45
Exercised - 2020	(1,294,606)	13.52
Forfeited - 2020	(303,908)	15.23
Expired - 2020	(78,223)	$13.64

Outstanding at December 31, 2020	9,694,352	$15.24

Exercisable at:
December 31, 2018	7,936,659	$15.02

December 31, 2019	8,449,389	$15.13

December 31, 2020	7,786,934	$15.42

Shares available for future option grants at December 31, 2020 totaled 3.0 million shares under all plans.

The following table summarizes information about stock options outstanding at December 31, 2020:

Grant Date	Exercise Price	Number of Options Outstanding	Weighted-Average Remaining Contractual Life	Number of Options Exercisable
July 27, 2011	$12.50	743,934	1.0 years	743,934
December 20, 2012	14.50	981,759	2.0 years	981,759
December 19, 2013	15.90	1,939,970	3.0 years	1,939,970
December 18, 2014	15.80	1,235,081	4.0 years	1,235,081
December 15, 2016	16.48	1,165,308	1.0 years	1,165,308
December 21, 2017	17.60	763,633	2.0 years	763,633
December 20, 2018	13.69	910,367	3.0 years	606,851
March 4, 2019	13.51	10,000	3.2 years	6,666
December 19, 2019	14.98	1,031,300	4.0 years	343,732
December 17, 2020	14.43	913,000	5.0 years	—

	Total	9,694,352		7,786,934

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

A summary of plan activity follows:

	Shares Issued
	Price	Shares
January 1, 2018	13.34	20,662
July 1, 2018	11.57	27,802
January 1, 2019	11.60	24,834
July 1, 2019	12.24	22,926
January 1, 2020	12.28	20,424
July 1, 2020	12.09	22,662
On January 1, 2021, we issued 23,336 shares at a price of $11.96 per share under this plan.
Agency Stock Purchase Plan
Since 1996, we have maintained an Agency Stock Purchase Plan. During 2015, we adopted a plan that made 350,000 shares of our Class A common stock available for issuance to agents of our insurance subsidiaries and Donegal Mutual. The plan permits an agent to invest up to $12,000 per subscription period (April 1 to September 30 and October 1 to March 31 of each year) under various methods. We issue stock at the end of each subscription period at a price equal to 90% of the average market price during the last ten trading days of each subscription period. During 2020, 2019 and 2018, we issued 101,647, 110,836 and 117,935 shares, respectively, under this plan. The expense we recognized under the plan was not material.

14 - Statutory Net Income, Capital and Surplus and Dividend Restrictions
The following table presents selected information, as filed with state insurance regulatory authorities, for our insurance subsidiaries as determined in accordance with accounting practices prescribed or permitted by such insurance regulatory authorities:

	2020	2019	2018
Atlantic States:
Statutory capital and surplus	$279,796,696	$259,030,868	$230,736,313
Statutory unassigned surplus	175,777,393	155,909,822	140,713,118
Statutory net income (loss)	20,735,871	22,282,231	(23,458,516)
Southern:
Statutory capital and surplus	57,142,228	54,405,568	45,355,785
Statutory unassigned surplus (deficit)	300,409	(2,375,794)	(6,346,270)
Statutory net income (loss)	4,350,677	5,061,477	(9,822,457)
Peninsula:
Statutory capital and surplus	49,285,069	39,244,570	32,717,996
Statutory unassigned surplus	30,975,869	20,936,805	14,415,949
Statutory net income (loss)	10,955,796	7,360,378	(6,316,130)
MICO:
Statutory capital and surplus	72,183,575	65,768,590	55,708,442
Statutory unassigned surplus	45,247,698	38,910,008	28,949,919
Statutory net income	12,240,173	9,976,610	6,350,686
Our principal source of cash for payment of dividends is dividends from our insurance subsidiaries. State insurance laws require our insurance subsidiaries to maintain certain minimum capital and surplus amounts on a statutory basis. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk-based capital (“RBC”) requirements that may further impact their ability to pay dividends. Our insurance subsidiaries’ statutory capital and surplus at December 31, 2020 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin. Amounts available for distribution to us as dividends from our insurance subsidiaries without prior approval of insurance regulatory authorities in 2021 are approximately $28.0 million from Atlantic States, $300,000 from Southern, $10.9 million from Peninsula and $12.2 million from MICO, or a total of approximately $51.4 million.
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

Reconciliations of statutory net income (loss) and capital and surplus, as determined using SAP, to the net income (loss) and stockholders’ equity amounts included in the accompanying consolidated financial statements are as follows:

	Year Ended December 31,
	2020	2019	2018
Statutory net income (loss) of insurance subsidiaries	$48,282,517	$44,680,696	$(33,246,417)
Increases (decreases):
Deferred policy acquisition costs	(127,901)	(1,330,268)	325,267
Deferred federal income taxes	(6,448)	639,284	4,179,807
Salvage and subrogation recoverable	713,400	207,000	2,061,600
Consolidating eliminations and adjustments	(9,516,984)	(11,048,314)	(16,013,971)
Parent-only net income	13,470,668	14,003,346	9,933,374

Net income (loss)	$52,815,252	$47,151,744	$(32,760,340)

	December 31,
	2020	2019	2018
Statutory capital and surplus of insurance subsidiaries	$458,407,568	$418,449,596	$364,518,536
Increases (decreases):
Deferred policy acquisition costs	59,156,958	59,284,859	60,615,127
Deferred federal income taxes	(18,586,428)	(15,477,843)	(20,094,374)
Salvage and subrogation recoverable	20,958,600	20,245,200	20,038,200
Non-admitted assets and other adjustments, net	1,315,378	1,727,754	1,904,083
Fixed maturities	15,309,610	(326,795)	(16,528,367)
Parent-only equity and other adjustments	(18,787,566)	(32,887,252)	(11,583,304)

Stockholders’ equity	$517,774,120	$451,015,519	$398,869,901

16 - Supplementary Cash Flow Information
The following table reflects net income taxes we paid (recovered) and interest we paid during 2020, 2019 and 2018:

	2020	2019	2018
Income taxes	$12,800,000	$(9,827,433)	$(3,290,247)
Interest	1,191,800	321,585	1,280,352

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
We present below a reconciliation of the numerators and denominators we used in the basic and diluted per share computations for our Class A common stock:

	Year Ended December 31,
(in thousands, except per share amounts)	2020	2019	2018
Basic earnings (loss) per share:
Numerator:
Allocation of net income (loss)	$43,609	$38,718	$(26,691)

Denominator:
Weighted-average shares outstanding	23,707	22,986	22,705

Basic earnings (loss) per share	$1.84	$1.68	$(1.18)

Diluted earnings (loss) per share:
Numerator:
Allocation of net income (loss)	$43,609	$38,718	$(26,691)

Denominator:
Number of shares used in basic computation	23,707	22,986	22,705
Weighted-average effect of dilutive securities
Add: Director and employee stock options	180	211	—

Number of shares used in per share computations	23,887	23,197	22,705

Diluted earnings (loss) per share	$1.83	$1.67	$(1.18)

We used the following information in the basic and diluted per share computations for our Class B common stock:

	Year Ended December 31,
(in thousands, except per share amounts)	2020	2019	2018
Basic and diluted earnings (loss) per share:
Numerator:
Allocation of net income (loss)	$9,206	$8,434	$(6,069)

Denominator:
Weighted-average shares outstanding	5,577	5,577	5,577

Basic and diluted earnings (loss) per share	$1.65	$1.51	$(1.09)

During 2020, we did not include options to purchase 6,135,292 shares of our Class A common stock in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of our Class A common stock.

18 - Condensed Financial Information of Parent Company
Condensed Balance Sheets
(in thousands)

December 31,	2020	2019
Assets
Investment in subsidiaries/affiliates (equity method)	$540,665	$489,657
Short-term investments	9	2,502
Cash	15,321	2,350
Property and equipment	833	944
Other	1,721	—

Total assets	$558,549	$495,453

Liabilities and Stockholders’ Equity
Liabilities
Cash dividends declared to stockholders	$4,436	$4,075
Notes payable to subsidiary	35,000	35,000
Other	1,339	5,362

Total liabilities	40,775	44,437

Stockholders’ equity	517,774	451,016

Total liabilities and stockholders’ equity	$558,549	$495,453

Condensed Statements of Income (Loss) and Comprehensive Income (Loss)
(in thousands)

Year Ended December 31,	2020	2019	2018
Statements of Income (Loss)
Revenues
Dividends from subsidiaries	$14,000	$4,000	$11,000
Realized investment gains	—	12,378	—
Other	463	1,009	3,196

Total revenues	14,463	17,387	14,196

Expenses
Operating expenses	1,258	1,420	1,628
Interest	794	1,327	2,224

Total expenses	2,052	2,747	3,852

Income before income tax expense (benefit) and equity in undistributed net income (loss) of subsidiaries	12,411	14,640	10,344
Income tax expense (benefit)	1,059	636	411

Income before equity in undistributed net income (loss) of subsidiaries	13,470	14,004	9,933
Equity in undistributed net income (loss) of subsidiaries	39,345	33,148	(42,693)

Net income (loss)	$52,815	$47,152	$(32,760)

Statements of Comprehensive Income (Loss)
Net income (loss)	$52,815	$47,152	$(32,760)

Other comprehensive income (loss), net of tax
Unrealized gain (loss) - subsidiaries	10,427	14,732	(6,625)

Other comprehensive income (loss), net of tax	10,627	14,732	(6,625)

Comprehensive income (loss)	$63,442	$61,884	$(39,385)

Condensed Statements of Cash Flows
(in thousands)

Year Ended December 31,	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$52,815	$47,152	$(32,760)

Adjustments:
Equity in undistributed net (income) loss of subsidiaries	(39,345)	(33,148)	42,694
Realized investment gains	—	(12,378)	—
Other	(5,615)	490	2,531

Net adjustments	(44,960)	(45,036)	45,225

Net cash provided	7,855	2,116	12,465

Cash flows from investing activities:
Net sale (purchases) of short-term investments	2,493	(2,473)	—
Net purchase of property and equipment	(18)	(150)	(106)
Sale of DFSC	—	33,923	—
Sale of equity securities - available for sale	—	20,287	—
Investment in subsidiaries	(1,037)	(18,283)	(2,644)
Other	—	—	(1)

Net cash received (used)	1,438	33,304	(2,751)

Cash flows from financing activities:
Cash dividends paid	(16,976)	(16,093)	(15,659)
Issuance of common stock	20,654	6,481	3,250
Payments on lines of credit	—	(25,000)	—
Borrowings under lines of credit	—	—	1,000

Net cash received (used)	3,678	(34,612)	(11,409)

Net change in cash	12,971	808	(1,695)
Cash at beginning of year	2,350	1,542	3,237

Cash at end of year	$15,321	$2,350	$1,542

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

Financial data by segment is as follows:

	2020	2019	2018
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$412,877	$385,465	$337,924
Personal lines	329,163	370,613	403,367

GAAP premiums earned	742,040	756,078	741,291
Net investment income	29,504	29,515	26,908
Investment gains (losses)	2,778	21,985	(4,802)
Equity in earnings of DFSC	—	295	2,694
Other	3,497	4,578	5,737

Total revenues	$777,819	$812,451	$771,828

	2020	2019	2018
	(in thousands)
Income (loss) before income taxes:
Underwriting income (loss):
Commercial lines	$(858)	$8,404	$(22,059)
Personal lines	31,764	(1,617)	(53,590)

SAP underwriting income (loss)	30,906	6,787	(75,649)
GAAP adjustments	(959)	(3,079)	894

GAAP underwriting income (loss)	29,947	3,708	(74,755)
Net investment income	29,504	29,515	26,908
Investment gains (losses)	2,778	21,985	(4,802)
Equity in earnings of DFSC	—	295	2,694
Other	1,043	1,578	1,718

Income (loss) before income taxes	$63,272	$57,081	$(48,237)

20 - Guaranty Fund and Other Insurance-Related Assessments
Our insurance subsidiaries’ liabilities for guaranty fund and other insurance-related assessments were $1.6 million at December 31, 2020 and 2019. These liabilities included $485,322 and $519,462 related to surcharges collected by our insurance subsidiaries on behalf of regulatory authorities for 2020 and 2019, respectively.

-
11
1
-

21 - Interim Financial Data (unaudited)

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$187,252,778	$184,373,768	$184,925,733	$185,488,060
Total revenues	184,911,206	198,899,772	196,512,266	197,496,666
Net losses and loss expenses	117,246,526	105,349,019	120,881,041	116,287,707
Net income	3,731,121	22,678,778	11,836,998	14,568,355
Net earnings per common share:
Class A common stock - basic	0.13	0.80	0.41	0.50
Class A common stock - diluted	0.13	0.79	0.41	0.49
Class B common stock - basic and diluted	0.12	0.72	0.37	0.44

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$188,073,242	$188,763,313	$189,821,058	$189,420,787
Total revenues	214,713,874	198,788,954	198,009,900	200,938,743
Net losses and loss expenses	123,110,656	131,507,280	130,743,395	121,026,333
Net income	23,023,164	4,788,454	5,186,379	14,153,747
Net earnings per common share:
Class A common stock - basic	0.82	0.17	0.19	0.50
Class A common stock - diluted	0.82	0.17	0.18	0.50
Class B common stock - basic and diluted	0.75	0.15	0.16	0.45

-
11
3
-

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Donegal Group Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Donegal Group Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income (loss) and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 5, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Estimate of Liabilities for Losses and Loss Expenses
As discussed in Notes 1 and 8 to the consolidated financial statements, the Company estimates the liabilities for losses and loss expenses (reserves) through an internal reserve analysis that relies upon generally accepted actuarial practices. The Company develops reserve estimates by line of business and, as experience emerges and other information develops, the reserve estimates are assessed in aggregate and adjusted as necessary. As of December 31, 2020, the Company recorded a liability of $962,007,437 for reserves.

We identified the evaluation of the estimate of reserves as a critical audit matter. The evaluation of the Company’s estimate of reserves involved a high degree of auditor judgment due to the inherent uncertainties in adjusting historical experience for current developments through the use of actuarial methods and assumptions, which considered internal and external factors. Assumptions included the selection of incurred and paid loss development factors, a priori ratios, and the weighting of actuarial methods when more than one was used. Evaluating the actuarial methods and assumptions required specialized skills and auditor judgment.
The following are the primary procedures we performed to address this critical audit matter. We evaluated, with the involvement of actuarial professionals, when appropriate, the design and tested the operating effectiveness of certain internal controls related to the Company’s reserving process. These included controls related to the Company’s actuarial analyses and determination of the Company’s estimate of recorded reserves. We involved actuarial professionals with specialized skills and knowledge, who assisted in:

•	evaluating the Company’s actuarial methods by comparing them to generally accepted actuarial practices

•
developing an independent estimate of reserves for certain lines of business using methods consistent with generally accepted actuarial practices by independently forming assumptions of incurred and paid loss development factors, a priori ratios, and the weighting of actuarial methods when more than one was used, considering internal and external factors

•
assessing the Company’s actuarial analyses, including their methods and assumptions, for certain remaining product lines comprised of those with smaller balances or shorter tail loss reporting and payment patterns

•	developing a range of reserves and comparing to the Company’s recorded reserves and assessing movement of the Company’s recorded reserves within that range.

We or our predecessor firms have served as the Company’s auditor since 1986.
Philadelphia, Pennsylvania
March 5, 2021

-
115
-

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
and
15d-15(e)
under the Exchange Act) at December 31, 2020 covered by this Form
10-K
Report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2020, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information we are required to disclose in the reports that we file or submit under the Exchange Act and our disclosure controls and procedures are also effective to ensure that information we disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule
13a-15(f)
under the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in
Internal Control - Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on our evaluation under the COSO Framework, our management has concluded that our internal control over financial reporting was effective at December 31, 2020.
The effectiveness of our internal control over financial reporting at December 31, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which is included in this Form
10-K
Report.
Changes in Internal Control over Financial Reporting
During 2020, Donegal Mutual implemented new infrastructure and applications systems that Donegal Mutual and our insurance subsidiaries began to utilize for the issuance of new and renewal workers’ compensation policies effective beginning in the second quarter of 2020. Such changes resulted in changes to procedures related to our financial reporting. Prior to the implementation of the new systems, we identified and designed new internal controls that we incorporated into our internal controls over financial reporting. Following the implementation, we validated these new controls according to our established processes. The implementation of the new systems represented the first phase of a multi-year systems modernization initiative Donegal Mutual is implementing to achieve various benefits for Donegal Mutual and our insurance subsidiaries, including streamlined workflows and innovative business solutions. We did not implement these changes in internal controls to respond to any actual or perceived significant deficiencies in our internal control over financial reporting.

Item 9B.	Other Information.
None.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Donegal Group Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Donegal Group Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in
Internal Control - Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in
Internal Control - Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income (loss) and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated March 5, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
March 5, 2021

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Other than the information we provide below, we incorporate the response to this Item 10 by reference to our proxy statement we will file with the SEC on or about March 15, 2021 relating to our annual meeting of stockholders that we will hold on April 15, 2021, or our Proxy Statement.
Executive Officers of the Registrant
The following table sets forth information regarding the executive officers of Donegal Mutual and the Registrant as of the date of this Form
10-K
Report:

Name	Age	Position
Kevin G. Burke	55	President and Chief Executive Officer of us since 2015; President and Chief Executive Officer of Donegal Mutual since 2018; Executive Vice President and Chief Operating Officer of Donegal Mutual from 2014 to 2018; Senior Vice President of Human Resources of Donegal Mutual and us from 2005 to 2014; Vice President of Human Resources of Donegal Mutual and us from 2001 to 2005; other positions from 2000 to 2001.

Jeffrey D. Miller	56	Executive Vice President and Chief Financial Officer of Donegal Mutual and us since 2014; Senior Vice President and Chief Financial Officer of Donegal Mutual and us from 2005 to 2014; Vice President and Controller of Donegal Mutual and us from 2000 to 2005; other positions from 1993 to 2000.

Kristi S. Altshuler	40	Senior Vice President and Chief Analytics Officer of us since 2020; Senior Vice President and Chief Analytics Officer of Donegal Mutual since 2019; Director of Willis Towers Watson from 2018 to 2019; Director of Pricing Innovation of USAA from 2014 to 2018; other positions at USAA from 2001 to 2014.

William A. Folmar	62	Senior Vice President of Claims of Donegal Mutual and Senior Vice President of us since 2019; Vice President of Claims of Donegal Mutual from 2010 to 2019; other positions from 1998 to 2010.

Francis J. Haefner, Jr.	57	Senior Vice President of us since 2020; Senior Vice President of Commercial Lines Underwriting of Donegal Mutual since 2012; Vice President of Commercial Lines Underwriting of Donegal Mutual from 2008 to 2012; other positions from 1984 to 2012.

Jeffery T. Hay	46	Senior Vice President and Chief Underwriting Officer of Donegal Mutual and Senior Vice President of us since 2021; Senior Director of Willis Towers Watson from 2018 to 2021; Head of Personal Lines Product Management of The Hartford from 2015 to 2018; other positions at The Hartford from 2005 to 2015.

Christina M. Hoffman	46	Senior Vice President and Chief Risk Officer of Donegal Mutual and us since 2019; Senior Vice President of Internal Audit of Donegal Mutual and Senior Vice President of us from 2013 to 2019; Vice President of Internal Audit of Donegal Mutual and Vice President of us from 2009 to 2013.

Jeffrey A. Jacobsen	67	Senior Vice President of us since 2020; Senior Vice President of Personal Lines Underwriting of Donegal Mutual since 2008; Vice President of Personal Lines Underwriting of Donegal Mutual from 2001 to 2008; other positions from 1991 to 2001.

Richard G. Kelley	66	Senior Vice President and Head of Field Operations of Donegal Mutual and Senior Vice President of us since 2018; Senior Vice President of Donegal Mutual from 2007 to 2018; other positions from 2000 to 2007.

Robert R. Long, Jr.	62	Senior Vice President and General Counsel of Donegal Mutual and us since 2018; Vice President and House Counsel of Donegal Mutual from 2012 to 2018; other positions from 2010 to 2012.

Sanjay Pandey	54	Senior Vice President and Chief Information Officer of Donegal Mutual and us since 2013; Vice President and Chief Information Officer of Donegal Mutual and us from 2009 to 2013; other positions from 2000 to 2009.

V. Anthony Viozzi	47	Senior Vice President and Chief Investment Officer of Donegal Mutual and us since 2012; Vice President of Investments of Donegal Mutual and us from 2007 to 2012.

Daniel J. Wagner	60	Senior Vice President and Treasurer of Donegal Mutual and us since 2005; Vice President and Treasurer of Donegal Mutual and us from 2000 to 2005; other positions from 1987 to 2000.
We incorporate the full text of our Code of Business Conduct and Ethics by reference to Exhibit 14 to this Form
10-K
Report.

Item 11. Executive	Compensation.
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
Item 14.    Principal Accounting Fees and Services.
We incorporate the response to this Item 14 by reference to our Proxy Statement.

PART IV
Item 15.    Exhibits, Financial Statement Schedules.

(a)	Financial statements, financial statement schedule and exhibits filed:

(i)	Consolidated Financial Statements

Page
Reports of Independent Registered Public Accounting Firm	114

Donegal Group Inc. and Subsidiaries:

Consolidated Balance Sheets at December 31, 2020 and 2019	68

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for each of the years in the three-year period ended December 31, 2020, 2019 and 2018	69

Consolidated Statements of Stockholders’ Equity for each of the years in the three-year period ended December 31, 2020, 2019 and 2018	70

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2020, 2019 and 2018	71

Notes to Consolidated Financial Statements	72

Report and Consent of Independent Registered Public Accounting Firm

(Filed as Exhibit 23.1)

(b) Financial Statement Schedule

Schedule III — Supplementary Insurance Information	126

Report of Independent Registered Public Accounting Firm	Filed herewith
We have omitted all other schedules since they are not required, not applicable or the information is included in the financial statements or notes to the financial statements.

(c)	Exhibits

Exhibit No.	Description of Exhibits	Reference

3.1	Certificate of Incorporation of Donegal Group Inc., as amended.	(o)

3.2	Amended and Restated By-laws of Donegal Group Inc.	(h)

4.1	Description of Donegal Group Inc’s Securities Registered pursuant to Section 12 of the Exchange Act.	Filed herewith

Management Contracts and Compensatory Plans or Arrangements

10.1	Donegal Group Inc. 2011 Equity Incentive Plan for Employees.	(b)

10.2	Donegal Group Inc. 2011 Equity Incentive Plan for Directors.	(b)

10.3	Donegal Group Inc. 2011 Employee Stock Purchase Plan.	(b)

10.4	Donegal Group Inc. 2013 Equity Incentive Plan for Employees.	(c)

10.5	Donegal Group Inc. 2013 Equity Incentive Plan for Directors.	(c)

10.6	Consulting Agreement dated as of July 29, 2011 among Donegal Mutual Insurance Company, Donegal Group Inc. and Donald H. Nikolaus.	(d)

10.7	Employment Agreement dated as of October 1, 2020 among Donegal Mutual Insurance Company, Donegal Group Inc. and Kevin G. Burke.	(q)

10.8	Employment Agreement dated as of October 1, 2020 among Donegal Mutual Insurance Company, Donegal Group Inc. and Jeffrey D. Miller.	(q)

10.9	Form of Employment Agreement dated as of October 1, 2020 among Donegal Mutual Insurance Company, Donegal Group Inc. and Our Named Executive Officers Other Than Kevin G. Burke and Jeffrey D. Miller.	(q)

10.10	Form of Employment Agreement dated as of October 1, 2020 among Donegal Mutual Insurance Company, Donegal Group Inc. and Our Executive Officers Other Than Our Named Executive Officers.	Filed herewith

10.11	Donegal Mutual Insurance Company 401(k) Plan.	(e)

10.12	Amendment No. 1 effective January 1, 2000 to Donegal Mutual Insurance Company 401(k) Plan.	(e)

10.13	Amendment No. 2 effective January 6, 2000 to Donegal Mutual Insurance Company 401(k) Plan.	(a)

10.14	Amendment No. 3 effective July 23, 2001 to Donegal Mutual Insurance Company 401(k) Plan.	(a)

10.15	Amendment No. 4 effective January 1, 2002 to Donegal Mutual Insurance Company 401(k) Plan.	(a)

10.16	Amendment No. 5 effective December 31, 2001 to Donegal Mutual Insurance Company 401(k) Plan.	(a)

10.17	Amendment No. 6 effective July 1, 2002 to Donegal Mutual Insurance Company 401(k) Plan.	(f)

10.18	Donegal Group Inc. Cash Incentive Bonus Plan for 2019 and prior years.	(m)

10.19	Donegal Group Inc. 2015 Equity Incentive Plan for Employees.	(l)

10.20	Donegal Group Inc. 2015 Equity Incentive Plan for Directors.	(l)

10.21	Donegal Group Inc. Cash Incentive Bonus Plan for 2020.	(p)

10.22	Donegal Group Inc. 2020 Long-Term Executive Incentive Plan.	(p)

10.23	Donegal Group Inc. 2019 Equity Incentive Plan for Employees.	(o)

10.24	Donegal Group Inc. 2019 Equity Incentive Plan for Directors.	(o)

10.25	Donegal Group Inc. Cash Incentive Bonus Plan for 2021.	Filed herewith

Other Material Contracts

10.26	Amended and Restated Proportional Reinsurance Agreement dated March 1, 2010 between Donegal Mutual Insurance Company and Atlantic States Insurance Company.	(i)

10.27	Amended and Restated Tax Sharing Agreement dated December 1, 2010 among Donegal Group Inc., Atlantic States Insurance Company, Southern Insurance Company of Virginia, Le Mars Insurance Company, The Peninsula Insurance Company, Peninsula Indemnity Company and Michigan Insurance Company.	(j)

10.28	Amended and Restated Services Allocation Agreement dated December 1, 2010 among Donegal Group Inc., Atlantic States Insurance Company, Southern Insurance Company of Virginia, Le Mars Insurance Company, The Peninsula Insurance Company, Peninsula Indemnity Company and Michigan Insurance Company.	(j)

10.29	Quota-share Reinsurance Agreement dated December 1, 2010 between Donegal Mutual Insurance Company and Michigan Insurance Company.	(j)

10.30	Donegal Group Inc. 2015 Agency Stock Purchase Plan.	(k)

10.31	Discretionary Loan Agreement between Donegal Group Inc. and M&T Bank dated August 1, 2020.	Filed herewith

14	Code of Business Conduct and Ethics.	(g)

21	Subsidiaries of Registrant.	Filed herewith

23.1	Report and Consent of Independent Registered Public Accounting Firm.	Filed herewith

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer.	Filed herewith

32.2	Section 1350 Certification of Chief Financial Officer.	Filed herewith

Exhibit 101.INS	XBRL Instance Document	Filed herewith

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

(a)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2001.
(b)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated April 22, 2011.
(c)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated April 22, 2013.
(d)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated August 3, 2011.
(e)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 1999.
(f)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2002.

(g)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2003.
(h)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated July 18, 2008.
(i)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2009.
(j)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2010.
(k)	We incorporate such exhibit by reference to the like-described exhibit filed in Registrant’s Form S-3 registration statement filed on April 28, 2015.
(l)
We incorporate such exhibit by reference to the description of such plan in Registrant’s definitive proxy statement for its Annual Meeting of Stockholders held on April 16, 2015 filed on March 16, 2015.

(m)
We incorporate such exhibit by reference to the description of such plan in Registrant’s definitive proxy statement for its Annual Meeting of Stockholders held on April 20, 2017 filed on March 16, 2017.

(n)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-Q Report for the year ended June 30, 2019.
(o)
We incorporate such exhibit by reference to the description of such plan in Registrant’s definitive proxy statement for its Annual Meeting of Stockholders held on April 18, 2019 filed on March 18, 2019.

(p)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2019.
(q)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated October 1, 2020.
Item 16.    Form
10-K
Summary.
None.

DONEGAL GROUP INC. AND SUBSIDIARIES
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
Years Ended December 31, 2020, 2019 and 2018
($ in thousands)

Segment	Net Premiums Earned	Net Investment Income	Net Losses and Loss Expenses	Amortization of Deferred Policy Acquisition Costs	Other UnderwritingExpenses	Net Premiums Written
Year Ended December 31, 2020
Commercial lines	$412,877	$—	$264,053	$66,253	$72,245	$425,986
Personal lines	329,163	—	195,711	52,819	53,618	316,154
Investments	—	29,504	—	—	—	—

	$742,040	$29,504	$459,764	$119,072	$125,863	$742,140

Year Ended December 31, 2019
Commercial lines	$385,465	$—	$242,685	$62,424	$61,631	$404,879
Personal lines	370,613	—	263,703	60,019	52,931	347,722
Investments	—	29,515	—	—	—	—

	$756,078	$29,515	$506,388	$122,443	$114,562	$752,601

Year Ended December 31, 2018
Commercial lines	$337,924	$—	$246,048	$55,143	$51,635	$349,895
Personal lines	403,367	—	330,410	65,821	61,635	394,121
Investments	—	26,908	—	—	—	—

	$741,291	$26,908	$576,458	$120,964	$113,270	$744,016

-1
26
-

DONEGAL GROUP INC. AND SUBSIDIARIES
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION, CONTINUED
($ in thousands)

	At December 31,
Segment	Deferred Policy Acquisition Costs	Liability For Losses and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable
2020
Commercial lines	$33,246	$694,569	$301,901	$—
Personal lines	25,911	267,438	235,289	—
Investments	—	—	—	—

	$59,157	$962,007	$537,190	$—

2019
Commercial lines	$30,947	$582,682	$266,297	$—
Personal lines	28,338	286,992	243,850	—
Investments	—	—	—	—

	$59,285	$869,674	$510,147	$—

-1
27
-

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONEGAL GROUP INC.
By:	/s/ Kevin G. Burke
Kevin G. Burke, President and Chief Executive Officer
Date: March 5, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin G. Burke	President, Chief Executive Officer and a Director	March 5, 2021
Kevin G. Burke	(principal executive officer)

/s/ Jeffrey D. Miller	Executive Vice President and Chief Financial Officer	March 5, 2021
Jeffrey D. Miller	(principal financial and accounting officer)

/s/ Scott A. Berlucchi	Director	March 5, 2021
Scott A. Berlucchi

/s/ Dennis J. Bixenman	Director	March 5, 2021
Dennis J. Bixenman

/s/ Jack L. Hess	Director	March 5, 2021
Jack L. Hess

/s/ Barry C. Huber	Director	March 5, 2021
Barry C. Huber

/s/ David C. King	Director	March 5, 2021
David C. King

/s/ Kevin M. Kraft, Sr.	Director	March 5, 2021
Kevin M. Kraft, Sr.

/s/ Jon M. Mahan	Director	March 5, 2021
Jon M. Mahan

/s/ S. Trezevant Moore, Jr.	Director	March 5, 2021
S. Trezevant Moore, Jr.

/s/ Annette B. Szady	Director	March 5, 2021
Annette B. Szady

/s/ Richard D. Wampler, II	Director	March 5, 2021
Richard D. Wampler, II