Form 10-Q
period 2021-03-31
DONEGAL GROUP INC
filed 2021-05-07
CIK 800457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
12b-2
of the Exchange Act).    Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Class A Common Stock, $.01 par value	DGICA	The NASDAQ Global Select Market

Class B Common Stock , $.01 par value	DGICB	The NASDAQ Global Select Market
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,287,115 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on April 30, 2021.

DONEGAL GROUP INC.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
Donegal Group Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost	$613,485,144	$586,609,439
Available for sale, at fair value	497,654,660	555,136,017
Equity securities, at fair value	68,639,946	58,556,173
Short-term investments, at cost, which approximates fair value	21,098,394	20,900,155

Total investments	1,200,878,144	1,221,201,784
Cash	102,391,547	103,094,236
Accrued investment income	8,946,304	7,936,879
Premiums receivable	181,608,350	169,596,332
Reinsurance receivable	426,339,825	408,908,850
Deferred policy acquisition costs	64,530,713	59,156,958
Deferred tax asset, net	6,718,013	5,683,113
Prepaid reinsurance premiums	181,099,859	169,418,333
Property and equipment, net	3,650,378	4,390,377
Accounts receivable - securities	72,387	67,676
Federal income taxes recoverable	940,613	3,089,369
Goodwill	5,625,354	5,625,354
Other intangible assets	958,010	958,010
Other	1,461,163	1,393,053

Total assets	$2,185,220,660	$2,160,520,324

Liabilities and Stockholders’ Equity
Liabilities
Losses and loss expenses	$996,978,876	$962,007,437
Unearned premiums	577,481,172	537,189,598
Accrued expenses	23,562,671	29,115,198
Reinsurance balances payable	3,814,566	3,233,523
Borrowings under lines of credit	35,000,000	85,000,000
Cash dividends declared to stockholders	—	4,436,301
Subordinated debentures	5,000,000	5,000,000
Accounts payable - securities	2,177,340	—
Due to affiliate	3,921,089	10,293,495
Other	8,050,456	6,470,652

Total liabilities	1,655,986,170	1,642,746,204

Stockholders’ Equity
Preferred stock, $.01 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 50,000,000 shares, issued 28,031,234 and 27,651,774 shares and outstanding 25,028,646 and 24,649,186 shares	280,313	276,518
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	294,397,593	289,149,567
Accumulated other comprehensive income	6,923,497	11,130,612
Retained earnings	268,802,952	258,387,288
Treasury stock, at cost	(41,226,357)	(41,226,357)

Total stockholders’ equity	529,234,490	517,774,120

Total liabilities and stockholders’ equity	$2,185,220,660	$2,160,520,324

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Net premiums earned	$187,251,600	$187,252,778
Investment income, net of investment expenses	7,510,578	7,376,284
Net investment gains (losses) (includes ($ 29,186 ) and $421,835 accumulated other comprehensive income reclassifications)	2,469,054	(10,694,843)
Lease income	107,767	109,267
Installment payment fees	630,899	867,720

Total revenues	197,969,898	184,911,206
Expenses:
Net losses and loss expenses	119,219,747	117,246,526
Amortization of deferred policy acquisition costs	30,179,000	29,937,000
Other underwriting expenses	33,782,050	32,597,629
Policyholder dividends	1,294,021	1,842,000
Interest	312,326	224,330
Other expenses, net	432,069	560,550

Total expenses	185,219,213	182,408,035

Income before income tax expense (benefit)	12,750,685	2,503,171
Income tax expense (benefit) (includes ($ 6,129 ) and $88,585 income tax (benefit) expense from reclassification items)	2,220,837	(1,227,950)

Net income	$10,529,848	$3,731,121

Earnings per common share:
Class A common stock - basic and diluted	$0.35	$0.13

Class B common stock - basic and diluted	$0.32	$0.12

Donegal Group Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (Unaudited)
	Three Months Ended March 31,
	2021	2020
Net income	$10,529,848	$3,731,121
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on securities:
Unrealized holding (loss) gain during the period, net of income tax (benefit) expense of ($ 1,125,625 ) and $939,175	(4,230,172)	3,533,090
Reclassification adjustment for losses (gains) included in net income, net of income tax (benefit) expense of ( $6,129 ) and $ 88,585	23,057	(333,250)

Other comprehensive (loss) income	(4,207,115)	3,199,840

Comprehensive income	$6,322,733	$6,930,961

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

(Unaudited)
Three Months Ended March 31, 2021

	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2020	27,651,774	5,649,240	$276,518	$56,492	$289,149,567	$11,130,612	$258,387,288	$(41,226,357)	$517,774,120
Issuance of common stock (stock compensation plans)	33,336	—	334	—	419,454	—	—	—	419,788
Share-based compensation	346,124	—	3,461	—	4,719,388	—	—	—	4,722,849
Net income	—	—	—	—	—	—	10,529,848	—	10,529,848
Cash dividends declared	—	—	—	—	—	—	(5,000)	—	(5,000)
Grant of stock options	—	—	—	—	109,184	—	(109,184)	—	—
Other comprehensive loss	—	—	—	—	—	(4,207,115)	—	—	(4,207,115)

Balance, March 31, 2021	28,031,234	5,649,240	$280,313	$56,492	$294,397,593	$6,923,497	$268,802,952	$(41,226,357)	$529,234,490

Three Months Ended March 31, 2020

	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2019	26,203,935	5,649,240	$262,040	$56,492	$268,151,601	$504,170	$223,267,573	$(41,226,357)	$451,015,519

Issuance of common stock (stock compensation plans)	28,924	—	289	—	376,539	—	—	—	376,828
Share-based compensation	67,087	—	671	—	1,242,315	—	—	—	1,242,986
Net income	—	—	—	—	—	—	3,731,121	—	3,731,121
Cash dividends declared	—	—	—	—	—	—	(5,363)	—	(5,363)
Grant of stock options	—	—	—	—	118,525	—	(118,525)	—	—
Other comprehensive income	—	—	—	—	—	3,199,840	—	—	3,199,840

Balance, March 31, 2020	26,299,946	5,649,240	$263,000	$56,492	$269,888,980	$3,704,010	$226,874,806	$(41,226,357)	$459,560,931

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income	$10,529,848	$3,731,121

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	1,654,449	1,737,307
Net investment (gains) losses	(2,469,054)	10,694,843
Changes in assets and liabilities:
Losses and loss expenses	34,971,439	18,538,450
Unearned premiums	40,291,574	32,130,738
Premiums receivable	(12,012,018)	(16,331,348)
Deferred acquisition costs	(5,373,755)	(1,029,845)
Deferred income taxes	84,596	(2,001,451)
Reinsurance receivable	(17,430,975)	(7,736,560)
Prepaid reinsurance premiums	(11,681,526)	(21,146,913)
Accrued investment income	(1,009,425)	(734,103)
Due to affiliate	(6,372,406)	(2,879,960)
Reinsurance balances payable	581,043	477,950
Current income taxes	2,148,756	785,998
Accrued expenses	(5,552,527)	(6,427,828)
Other, net	1,516,906	1,000,247

Net adjustments	19,347,077	7,077,525

Net cash provided by operating activities	29,876,925	10,808,646

Cash Flows from Investing Activities:
Purchases of fixed maturities, held to maturity	(33,904,795)	(19,222,869)
Purchases of fixed maturities, available for sale	(16,747,351)	(13,558,579)
Purchases of equity securities, available for sale	(13,885,992)	(5,020,901)
Maturity of fixed maturities:
Held to maturity	7,317,449	9,287,575
Available for sale	69,586,285	29,078,287
Sales of equity securities, available for sale	6,300,459	3,202,672
Net sales (purchases) of property and equipment	684,629	(5,905)
Net purchases of short-term investments	(198,239)	(58,688,855)

Net cash provided by (used in) investing activities	19,152,445	(54,928,575)

Cash Flows from Financing Activities:
Cash dividends paid	(4,441,301)	(4,080,597)
Issuance of common stock	4,709,242	1,163,331
Borrowing under lines of credit	—	50,000,000
Payments on lines of credit	(50,000,000)	—

Net cash (used in) provided by financing activities	(49,732,059)	47,082,734

Net (decrease) increase in cash	(702,689)	2,962,805
Cash at beginning of period	103,094,236	49,318,930

Cash at end of period	$102,391,547	$52,281,735

Cash paid during period - Interest	$257,821	$161,830
Net cash paid during period - Taxes	$—	$—
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
and Michigan Insurance Company (“MICO”),
and our affiliates write personal and commercial lines of property and casualty coverages exclusively through independent insurance agents in certain Mid-Atlantic, Midwestern, New England, Southern and Southwestern states.
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
At March 31, 2021, Donegal Mutual held
approximately 41% of our outstanding Class A common stock and approximately 84% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 70% of the total voting power of our common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to a pooling agreement and other intercompany agreements and transactions. While each company maintains its separate corporate existence, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.
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

2 -                Basis of Presentation
Our financial information for the interim periods included in this Form
10-Q
Report is unaudited; however, our financial information we include in this Form
10-Q
Report reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of our management, are necessary for a fair presentation of our financial position, results of operations and cash flows for those interim periods. Our results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations we expect for the year ending December 31, 2021.
We recommend you read the interim financial statements we include in this Form
10-Q
Report in conjunction with the financial statements and the notes to our financial statements contained in our Annual Report on Form
10-K
for the year ended December 31, 2020.

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

	Three Months Ended March 31,
	2021		2020
	Class A	Class B	Class A	Class B

	(in thousands, except per share data)
Basic earnings per share:
Numerator:
Allocation of net income	$8,742	$1,788	$3,064	$667

Denominator:
Weighted-average shares outstanding	24,768	5,577	23,260	5,577

Basic earnings per share	$0.35	$0.32	$0.13	$0.12

Diluted earnings per share:
Numerator:
Allocation of net income	$8,742	$1,788	$3,064	$667

Denominator:
Number of shares used in basic computation	24,768	5,577	23,260	5,577
Weighted-average shares effect of dilutive securities:
Director and employee stock options	128	—	188	—

Number of shares used in diluted computation	24,896	5,577	23,448	5,577

Diluted earnings per share	$0.35	$0.32	$0.13	$0.12

We did not include outstanding options to purchase the following number of shares of Class A common stock in our computation of diluted earnings per share because the exercise price of the options exceeded the average market price of our Class A common stock during the applicable periods.

	Three Months Ended March 31,
	2021	2020
Number of options to purchase Class A shares excluded	6,051,359	6,196,526

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
 Donegal Mutual began placing the business of the Mountain States Insurance Group into the pool beginning with policies effective in 2021.
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
rating from A.M. Best. The following information describes the external reinsurance our insurance subsidiaries have in place for 2021:

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

5 - Investments
The amortized cost and estimated fair values of our fixed maturities at March 31, 2021 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$79,016	$2,720	$1,329	$80,407
Obligations of states and political subdivisions	332,642	16,797	3,200	346,239
Corporate securities	180,425	11,307	921	190,811
Mortgage-backed securities	21,402	1,037	—	22,439

Totals	$613,485	$31,861	$5,450	$639,896

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$19,512	$251	$610	$19,153
Obligations of states and political subdivisions	67,283	1,829	260	68,852
Corporate securities	194,779	8,674	678	202,775
Mortgage-backed securities	201,606	5,900	631	206,875

Totals	$483,180	$16,654	$2,179	$497,655

At March 31, 2021, our holdings of
obligations
of
states and political subdivisions included general obligation bonds with an aggregate fair value of $
262.6
 million and an amortized cost of $
252.9
 million. Our holdings at March 31, 2021 also included special revenue bonds with an aggregate fair value of $
152.5
 million and an amortized cost of $
147.0
 million. With respect to both categories of those bonds at March 31, 2021, we held no securities of any issuer that comprised more than 10% of our holdings of either bond category. Education bonds and water and sewer utility bonds represented
45
% and
35
%, respectively, of our total investments in special revenue bonds based on the carrying values of these investments at March 31, 2021. Many of the issuers of the special revenue bonds we held at March 31, 2021 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held at March 31, 2021 are similar to general obligation bonds.
Th
e
 amortized cost and estimated fair values of our fixed maturities at December 31, 2020 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$77,435	$3,984	$223	$81,196
Obligations of states and political subdivisions	312,319	23,212	143	335,388
Corporate securities	173,270	18,172	206	191,236
Mortgage-backed securities	23,585	1,236	—	24,821

Totals	$586,609	$46,604	$572	$632,641

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$47,512	$424	$121	$47,815
Obligations of states and political subdivisions	66,287	2,690	12	68,965
Corporate securities	202,396	10,496	184	212,708
Mortgage-backed securities	218,763	6,902	17	225,648

Totals	$534,958	$20,512	$334	$555,136

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

We made reclassifications from available for sale to held to maturity of certain fixed maturities at fair value on November 30, 2013. We segregated within accumulated other comprehensive income the net unrealized losses of $
15.1
 million arising prior to the November 30, 2013 reclassifications. We are amortizing this balance over the remaining life of the related securities as an adjustment to yield in a manner consistent with the accretion of discount on the same fixed maturities. We recorded amortization of $
371,265
 and $260,368 in other
comprehensive (loss)

income during the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021 and December 31, 2020, net unrealized losses of $
5.7
 million and $6.1 million, respectively, remained within accumulated other comprehensive income.
We show below the amortized cost and estimated fair value of our fixed maturities at March 31, 2021 by contractual maturity. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity
Due in one year or less	$50,512	$52,261
Due after one year through five years	84,179	89,856
Due after five years through ten years	205,132	214,111
Due after ten years	252,260	261,229
Mortgage-backed securities	21,402	22,439

Total held to maturity	$613,485	$639,896

Available for sale
Due in one year or less	$34,002	$34,683
Due after one year through five years	122,623	128,868
Due after five years through ten years	97,120	99,047
Due after ten years	27,829	28,182
Mortgage-backed securities	201,606	206,875

Total available for sale	$483,180	$497,655

The cost and estimated fair values of our equity securities at March 31, 2021 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value

	(in thousands)
Equity securities	$50,216	$18,959	$535	$68,640
The cost and estimated fair values of our equity securities at December 31, 2020 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value

	(in thousands)
Equity securities	$42,410	$17,103	$957	$58,556

Gross investment gains and losses before applicable income taxes for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Gross investment gains:
Fixed maturities	$193	$423
Equity securities	3,277	431

	3,470	854

Gross investment losses:
Fixed maturities	222	1
Equity securities	779	11,548

	1,001	11,549

Net investment gains (losses)	$2,469	$(10,695)

We recognized $
3.2
 million of gains and $
778,449

of losses on equity securities we held at March 31, 2021 in net investment gains
for the three months ended March 31, 2021. We recognized $430,676 of gains and $8.5 million of losses on equity securities we held at March 31, 2020 in net investment losses
for the three months ended March 31, 2020.
We held fixed maturities with unrealized losses representing declines that we considered temporary at March 31, 2021 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$33,349	$1,939	$—	$—
Obligations of states and political subdivisions	88,703	3,255	2,094	205
Corporate securities	46,939	1,403	8,289	196
Mortgage-backed securities	21,509	626	520	5

Totals	$190,500	$7,223	$10,903	$406

We held fixed maturities with unrealized losses representing declines that we considered temporary at December 31, 2020 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$29,144	$345	$—	$—
Obligations of states and political subdivisions	9,362	154	—	—
Corporate securities	26,143	115	8,230	276
Mortgage-backed securities	3,091	15	236	1

Totals	$67,740	$629	$8,466	$277

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we measure investments at fair value, and we recognize changes in fair value in our results of operations. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize the impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred with respect to that security. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, issuer or geographic events that have negatively impacted the value of a security and rating agency downgrades. We held
126
debt securities that were in an unrealized loss position at March 31, 2021. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary.
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
Financial data by segment for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$109,226	$101,775
Personal lines	78,026	85,478

GAAP premiums earned	187,252	187,253
Net investment income	7,511	7,376
Investment gains (losses)	2,469	(10,695)
Other	738	977

Total revenues	$197,970	$184,911

Income before income tax expense (benefit):
Underwriting (loss) income:
Commercial lines	$(8,242)	$(566)
Personal lines	5,037	4,811

SAP underwriting (loss) income	(3,205)	4,245
GAAP adjustments	5,982	1,385

GAAP underwriting income	2,777	5,630
Net investment income	7,511	7,376
Investment gains (losses)	2,469	(10,695)
Other	(6)	192

Income before income tax expense (benefit)	$12,751	$2,503

7 -	Borrowings
Lines of Credit
In August 2020, we entered into a credit agreement with Manufacturers and Traders Trust Company (“M&T”) that related to a $20.0 million unsecured demand line of credit. The line of credit has no expiration date, no annual fees and no covenants. At March 31, 2021, we had no outstanding borrowings from M&T and had the ability to borrow up to $20.0 million at interest rates equal to the then-current LIBOR rate plus 2.00%.
Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. Atlantic States has a fixed-rate cash advance of
$35.0 million that was outstanding at March 31, 2021. The cash advance carries a fixed interest rate of 1.74% and is due in August 2024. I
n March 2020, Atlantic States issued $50.0
million of debt to the FHLB of Pittsburgh in exchange for a cash advance in the same amount that carried a fixed interest rate of 0.83%
.

Atlantic States obtained this contingent liquidity funding in light of uncertainty surrounding the economic impact of the COVID-19 pandemic.
 Atlantic States repaid this advance when it became due in March 2021. The table below presents the amount of FHLB of Pittsburgh stock Atlantic States purchased, collateral pledged and assets related to Atlantic States’ membership in the FHLB of Pittsburgh at March 31, 2021.

FHLB of Pittsburgh stock purchased and owned	$1,690,100

Collateral pledged, at par (carrying value $49,326,964)	48,385,986

Borrowing capacity currently available	12,714,454
Subordinated Debentures
Donegal Mutual holds a $5.0 million
s
urplus note that MICO issued to increase MICO’s statutory surplus. The surplus note carries an interest rate of 5.00%, and any repayment of principal or payment of interest on the surplus note requires prior approval of the Michigan Department of Insurance and Financial Services.

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
We charged compensation expense related to our stock compensation plans against income before income taxes of $
292,795
and $330,304 for the three months ended March 31, 2021 and 2020, respectively, with a corresponding income tax benefit of $
61,487
and $69,364, respectively. At March 31, 2021, we had $
1.4
 million of unrecognized compensation expense related to nonvested share-based compensation granted under our stock compensation plans that we expect to recognize over a weighted average period of approximately
1.7

years
.
We received cash from option exercises under all stock compensation plans during the three months ended March 31, 2021 and 2020 of $
4.4
 million and $912,388, respectively. We realized actual tax benefits for the tax deductions related to those option exercises of $
149,156
and $14,657 for the three months ended March 31, 2021 and 2020, respectively.

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
We present our investments in
available-for-sale
fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. These pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to verify that the estimates we obtain from the pricing services are representative of fair values based upon our investment personnel’s general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel regularly monitor the market, current trading ranges for similar securities and the pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, interest rates, security types and recent trading activity. Our investment personnel periodically review documentation with respect to the pricing services’ pricing methodology that they obtain to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At March 31, 2021, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at March 31, 2021, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.
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

The following table presents our fair value measurements for our investments in available-for-sale
fixed maturity and equity securities at March 31, 2021:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$19,153	$—	$19,153	$—
Obligations of states and political subdivisions	68,852	—	68,852	—
Corporate securities	202,775	—	202,775	—
Mortgage-backed securities	206,875	—	206,875	—
Equity securities	68,640	66,236	2,404	—

Total investments in the fair value hierarchy	$566,295	$66,236	$500,059	$—

The following table presents our fair value measurements for our investments in available-for-sale
fixed maturity and equity securities at December 31, 2020:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$47,815	$—	$47,815	$—
Obligations of states and political subdivisions	68,965	—	68,965	—
Corporate securities	212,708	—	212,708	—
Mortgage-backed securities	225,648	—	225,648	—
Equity securities	58,556	54,152	4,404	—

Totals	$613,692	$54,152	$559,540	$—

10 -         Income Taxes
On March 27, 2020, the Coronavirus Aid, Relief and Security Act (the “CARES Act”)
w
as signed into law. The CARES Act amended net operating loss provisions in effect prior to its enactment. The CARES Act allows for the carryback of losses arising in taxable years beginning after December 31, 2017 and before January 1, 2021 to each of the five taxable years preceding the taxable year of such loss. As a result, we filed amended tax returns to carry back net operating losses from taxable year 2018 to past tax years. We recorded a tax benefit of $1.6 million in the first quarter of 2020 in anticipation of a refund of taxes we paid in prior years as a result of the carryback.
At March 31, 2021 and December 31, 2020, respectively, we had no material unrecognized tax benefits or accrued interest and penalties. Tax years 2016 through 2020 remained open for examination at March 31, 2021. We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of our tax assets. We established a valuation allowance of $7.9 million for our net state operating loss carryforward. We have determined that we are not required to establish a valuation allowance for our other deferred tax assets of $
26.9
 million and $26.7 million at March 31, 2021 and December 31, 2020, respectively, because it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income and the implementation of tax planning strategies.
11 -         Liabilities for Losses and Loss Expenses
The establishment of appropriate liabilities for losses and loss expenses is an inherently uncertain process, and we can provide no assurance that our insurance subsidiaries’ ultimate liabilities for losses and loss expenses will not exceed their loss and loss expense reserves and have an adverse effect on our results of operations and financial condition. Furthermore, we cannot predict the timing, frequency and extent of adjustments to our insurance subsidiaries’ estimated future liabilities, because the historical conditions and events that serve as a basis for our insurance subsidiaries’ estimates of ultimate claim costs may change. As is the case for substantially all property and casualty insurance companies, our insurance subsidiaries have found it necessary in the past to increase their estimated future liabilities for losses and loss expenses in certain periods, and, in other periods, their estimated future liabilities for losses and loss expenses have exceeded their actual liabilities for losses and loss expenses. Changes in our insurance subsidiaries’ estimate of their liabilities for losses and loss expenses generally reflect actual payments and their evaluation of information received subsequent to the prior reporting period.
We summarize activity in our insurance subsidiaries’ liabilities for losses and loss expenses as follows:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Balance at January 1	$962,007	$869,674
Less reinsurance recoverable	(404,818)	(362,768)

Net balance at January 1	557,189	506,906

Incurred related to:
Current year	127,433	121,551
Prior years	(8,213)	(4,304)

Total incurred	119,220	117,247

Paid related to:
Current year	35,584	39,689
Prior years	65,192	68,050

Total paid	100,776	107,739

Net balance at end of period	575,633	516,414
Plus reinsurance recoverable	421,346	371,798

Balance at end of period	$996,979	$888,212

Our insurance subsidiaries recognized a decrease in their liabilities for losses and loss expenses of prior years of
$
8.2
 million
and $4.3 million for the three months ended March 31, 2021 and 2020, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy or claims management personnel, and they have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those years. The 2021 development represented
1.5
%
of the December 31, 2020 net carried reserves and resulted primarily from lower-than-expected loss emergence or severity in nearly all lines of business. The majority of the 2021 development related to decreases in the liabilities for losses and loss expenses of prior years for MICO and Atlantic States. The 2020 development represented

0.8%
of the December 31, 2019 net carried reserves and resulted primarily from lower-than-expected severity in nearly all lines of business, with the exception of modest higher-than-expected severity in homeowners and commercial automobile. The majority of the 2020 development related to decreases in the liabilities for losses and loss expenses of prior years for Atlantic States.
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
Our insurance subsidiaries determine incurred but not reported (“IBNR”) reserves by subtracting the cumulative loss and loss expense amounts our insurance subsidiaries have paid and the case reserves our insurance subsidiaries have established at the balance sheet date from their actuaries’ estimate of the ultimate cost of losses and loss expenses. Accordingly, the IBNR reserves of our insurance subsidiaries include their actuaries’ projections of the cost of unreported claims as well as their actuaries’ projected development of case reserves on known claims and reopened claims. Our insurance subsidiaries’ methodology for estimating IBNR reserves has been in place for many years, and their actuaries made no significant changes to that methodology during the three months ended March 31, 2021.
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
In December 2019, the FASB issued guidance that simplifies accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The guidance is effective January 1, 2021, using the retrospective method or modified retrospective method for certain changes and the prospective method for all other changes, and permits early adoption. Our adoption of this guidance on January 1, 2021 did not have a significant impact on our financial position, results of operations or cash flows.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We recommend that you read the following information in conjunction with the historical financial information and the footnotes to that financial information we include in this Quarterly Report on Form
10-Q.
We also recommend you read Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form
10-K
for the year ended December 31, 2020.

Critical Accounting Policies and Estimates
We combine our financial statements with those of our insurance subsidiaries and present our financial statements on a consolidated basis in accordance with GAAP.
Our insurance subsidiaries make estimates and assumptions that can have a significant effect on amounts and disclosures we report in our financial statements. The most significant estimates relate to the liabilities of our insurance subsidiaries for property and casualty insurance losses and loss expenses. While we believe our estimates and the estimates of our insurance subsidiaries are appropriate, the ultimate amounts of these liabilities may differ from the estimates we provided. We regularly review our methods for making these estimates and we reflect any adjustment we consider necessary in our current consolidated results of operations.
Liabilities for Losses and Loss Expenses
Liabilities for losses and loss expenses are estimates at a given point in time of the amounts an insurer expects to pay with respect to incurred policyholder claims based on facts and circumstances the insurer knows at that point in time. For example, legislative, judicial and regulatory actions may expand coverage definitions, retroactively mandate coverage or otherwise require our insurance subsidiaries to pay losses for damages that their policies explicitly excluded or did not intend to cover. At the time of establishing its estimates, an insurer recognizes that its ultimate liabilities for losses and loss expenses will exceed or be less than such estimates. Our insurance subsidiaries base their estimates of liabilities for losses and loss expenses on assumptions as to future loss trends, expected claims severity, judicial theories of liability and other factors. However, during the loss adjustment period, our insurance subsidiaries may learn additional facts regarding individual claims, and, consequently, it often becomes necessary for our insurance subsidiaries to refine and adjust their estimates for these liabilities. We reflect any adjustments to the liabilities for losses and loss expenses of our insurance subsidiaries in our consolidated results of operations in the period in which our insurance subsidiaries make adjustments to their estimates.
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
Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced an increase in claims severity and a lengthening of the claim settlement periods on bodily injury claims during the past several years. In addition, the
COVID-19
pandemic and related government mandates and restrictions resulted in various changes from historical claims reporting and settlement trends during 2020. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on bodily injury claims. Related uncertainties regarding future trends include social inflation, the rate of plaintiff attorney involvement in claims and the cost of medical technologies and procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liabilities for losses and loss expenses will likely differ from the amount recorded at March 31, 2021. For every 1% change in our insurance subsidiaries’ loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax
results of operations would be approximately $5.8 million.
The establishment of appropriate liabilities is an inherently uncertain process and we can provide no assurance that our insurance subsidiaries’ ultimate liability will not exceed our insurance subsidiaries’ loss and loss expense reserves and have an adverse effect on our results of operations and financial condition. Furthermore, we cannot predict the timing, frequency and extent of adjustments to our insurance subsidiaries’ estimated future liabilities, because the historical conditions and events that serve as a basis for our insurance subsidiaries’ estimates of ultimate claim costs may change. As is the case for substantially all property and casualty insurance companies, our insurance subsidiaries have found it necessary in the past to increase their estimated future liabilities for losses and loss expenses in certain periods and, in other periods, their estimated future liabilities for losses and loss expenses have exceeded their actual liabilities for losses and loss expenses. Changes in our insurance subsidiaries’ estimates of their liabilities for losses and loss expenses generally reflect actual payments and their evaluation of information received subsequent to the prior reporting period.
Excluding the impact of severe weather events and the
COVID-19
pandemic, our insurance subsidiaries have noted stable amounts in the number of claims incurred and the number of claims outstanding at period ends relative to their premium base in recent years across most of their lines of business. However, the amount of the average claim outstanding has increased gradually over the past several years due to various factors such as rising medical loss costs and increased litigation trends. We have also experienced a general slowing of settlement rates in litigated claims. Our insurance subsidiaries could have to make further adjustments to their estimates in the future. However, on the basis of our insurance subsidiaries’ internal procedures, which analyze, among other things, their prior assumptions, their experience with similar cases and historical trends such as reserving patterns, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes, we believe that our insurance subsidiaries have made adequate provision for their liabilities for losses and loss expenses.
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

Our insurance subsidiaries’ liabilities for losses and loss expenses by major line of business at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
	(in thousands)
Commercial lines:
Automobile	$153,747	$151,813
Workers’ compensation	120,963	118,037
Commercial multi-peril	137,868	126,299
Other	13,850	13,212

Total commercial lines	426,428	409,361

Personal lines:
Automobile	120,386	120,861
Homeowners	22,399	20,976
Other	6,420	5,991

Total personal lines	149,205	147,828

Total commercial and personal lines	575,633	557,189
Plus reinsurance recoverable	421,346	404,818

Total liabilities for losses and loss expenses	$996,979	$962,007

We have evaluated the effect on our insurance subsidiaries’ loss and loss expense reserves and our stockholders’ equity in the event of reasonably likely changes in the variables we consider in establishing the loss and loss expense reserves of our insurance subsidiaries. We established the range of reasonably likely changes based on a review of changes in accident-year development by line of business and applied those changes to our insurance subsidiaries’ loss and loss expense reserves as a whole. The range we selected does not necessarily indicate what could be the potential best or worst case or the most likely scenario. The following table sets forth the estimated effect on our insurance subsidiaries’ loss and loss expense reserves and our stockholders’ equity in the event of reasonably likely changes in the variables we considered in establishing the loss and loss expense reserves of our insurance subsidiaries:

Percentage Change in Loss and Loss Expense Reserves Net of Reinsurance	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at March 31, 2021	Percentage Change in Stockholders’ Equity at March 31, 2021(1)	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2020	Percentage Change in Stockholders’ Equity at December 31, 2020(1)
(dollars in thousands)
(10.0)%	$518,070	8.6%	$501,470	8.5%
(7.5)	532,461	6.4	515,400	6.4
(5.0)	546,851	4.3	529,330	4.3
(2.5)	561,242	2.1	543,259	2.1
Base	575,633	—	557,189	—
2.5	590,024	(2.1)	571,119	(2.1)
5.0	604,415	(4.3)	585,048	(4.3)
7.5	618,805	(6.4)	598,978	(6.4)
10.0	633,196	(8.6)	612,908	(8.5)

(1)	Net of income tax effect.
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
The following table provides a reconciliation of our net premiums earned to our net premiums written for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net premiums earned	$187,252	$187,253
Change in net unearned premiums	28,610	10,984

Net premiums written	$215,862	$198,237

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

Combined Ratios
The following table presents comparative details with respect to our GAAP and statutory combined ratios for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
GAAP Combined Ratios (Total Lines)
Loss ratio (non-weather)	60.0%	58.9%
Loss ratio (weather-related)	3.7	3.7
Expense ratio	34.1	33.4
Dividend ratio	0.7	1.0

Combined ratio	98.5%	97.0%

Statutory Combined Ratios
Commercial lines:
Automobile	102.3%	117.4%
Workers’ compensation	95.4	90.1
Commercial multi-peril	107.7	89.1
Other	60.1	64.2
Total commercial lines	99.3	96.0
Personal lines:
Automobile	93.4	100.0
Homeowners	94.7	90.7
Other	76.9	66.5
Total personal lines	92.6	94.7
Total commercial and personal lines	96.5	95.4

Results of Operations - Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Net Premiums Earned.
Our insurance subsidiaries’ net premiums earned for the first three months of 2021 were $187.3 million, virtually unchanged from the first three months of 2020.
Net Premiums Written.
Our insurance subsidiaries’ net premiums written for the three months ended March 31, 2021 were $215.9 million, an increase of $17.6 million, or 8.9%, from the $198.2 million of net premiums written for the first three months of 2020. Commercial lines net premiums written increased $22.7 million, or 18.7%, for the first three months of 2021 compared to the first three months of 2020. We attribute the increase in commercial lines net premiums written primarily to the inclusion of the business of the Mountain States Insurance Group in the pool beginning with policies effective in 2021.. Personal lines net premiums written decreased $5.1 million, or 6.7%, for the first three months of 2021 compared to the first three months of 2020. We attribute the decrease in personal lines net premiums written primarily to net attrition as a result of measures our insurance subsidiaries have implemented to improve underwriting profitability, partially offset by the impact of premium rate increases our insurance subsidiaries have implemented.
Investment Income.
Our net investment income was $7.5 million for the first three months of 2021, compared to $7.4 for the first three months of 2020. We attribute the increase primarily to an increase in average invested assets.
Net Investment Gains (Losses).
Net investment gains for the first three months of 2021 were $2.5 million, compared to net investment losses of $10.7 million for the first three months of 2020. The net investment gains for the first three months of 2021 resulted primarily from unrealized gains within our equity securities portfolio at March 31, 2021. The net investment losses for the first three months of 2020 resulted primarily from unrealized losses within our equity securities portfolio due to a sharp decline in equity markets at March 31, 2020. We did not recognize any impairment losses in our investment portfolio during the first three months of 2021 or 2020.
Losses and Loss Expenses.
Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, was 63.7% for the first three months of 2021, an increase from our insurance subsidiaries’ loss ratio of 62.6% for the first three months of 2020. We attribute this increase primarily to elevated fire losses that primarily impacted the loss ratio for our commercial multi-peril line of business. Weather-related losses of $6.8 million for the first three months of 2021, were comparable to $6.9 million for the first three months of 2020, or 3.7 percentage points of the loss ratio for both quarterly periods. Weather-related loss activity for the first three months of 2021 was lower than our previous five-year average of $10.3 million for first quarter weather-related losses. On a statutory basis, our insurance subsidiaries’ commercial lines loss ratio was 66.3% for the first three months of 2021, compared to 62.7% for the first three months of 2020, primarily due to an increase in the commercial multi-peril and workers’ compensation loss ratios. The personal lines statutory loss ratio of our insurance subsidiaries decreased to 61.0% for the first three months of 2021, compared to 63.2% for the first three months of 2020. We attribute this decrease primarily to a decrease in the personal automobile loss ratio. Our insurance subsidiaries experienced favorable loss reserve development of approximately $8.2 million and $4.3 million during the first three months of 2021 and 2020, respectively.
Underwriting Expenses.
The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 34.1% for the first three months of 2021, compared to 33.4% for the first three months of 2020. The increase in the expense ratio primarily reflected higher agency growth incentive costs for our agents and increased underwriting-based incentive costs for our agents and employees during the first three months of 2021 compared to the first three months of 2020.
Combined Ratio.
The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were 98.5% and 97.0% for the three months ended March 31, 2021 and 2020, respectively. We attribute the increase in the combined ratio primarily to an increase in the loss ratio for the first three months of 2021 compared to the first three months of 2020.
Interest Expense.
Our interest expense for the first three months of 2021 was $312,326, compared to $224,330 for the first three months of 2020. We attribute the increase to higher average borrowings under our lines of credit during the first three months of 2021 compared to the first three months of 2020.
Income Taxes.
We recorded income tax expense of $2.2 million for the first three months of 2021, representing an effective tax rate of 17.4%. The income tax expense and effective tax rate for the first three months of 2021 represented an estimate based on our projected annual taxable income. We recorded an income tax benefit of $1.2 million for the first three months of 2020, which primarily represented a $1.6 million income tax benefit related to the anticipated carryback of 2018 net operating losses to past tax years with higher statutory income tax rates than are currently in effect, as allowed under the Coronavirus Aid, Relief and Economic Security Act that was enacted in March 2020.
Net Income and Income Per Share.
Our net income for the first three months of 2021 was $10.5 million, or $.35 per share of Class A common stock on a diluted basis and $.32 per share of Class B common stock, compared to $3.7 million, or $.13 per share of Class A common stock on a diluted basis and $.12 per share of Class B common stock, for the first three months of 2020. We had 25.0 million and 23.3 million Class A shares outstanding at March 31, 2021 and 2020, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.
Liquidity and Capital Resources
Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as such obligations and needs arise. Our major sources of funds from operations are the net cash flows we generate from our insurance subsidiaries’ underwriting results, investment income and investment maturities.
Our operations have historically generated sufficient net positive cash flow to fund our commitments and add to our investment portfolio, thereby increasing future investment returns and enhancing our liquidity. The impact of the pooling agreement between Donegal Mutual and Atlantic States has historically been cash-flow positive because of the consistent underwriting profitability of the pool. Donegal Mutual and Atlantic States settle their respective obligations to each other under the pool monthly, thereby resulting in cash flows substantially similar to the cash flows that would result from each company writing the business directly. We have not experienced any unusual variations in the timing of claim payments associated with the loss reserves of our insurance subsidiaries. We maintain significant liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective, thereby providing an additional measure of liquidity to meet our obligations should an unexpected variation occur in the future. Our operating activities provided net cash flows in the first three months of 2021 and 2020 of $29.9 million and $10.8 million, respectively.
At March 31, 2021, we had no outstanding borrowings under our line of credit with M&T and had the ability to borrow up to $20.0 million at interest rates equal to the then-current LIBOR rate plus 2.00%. At March 31, 2021, Atlantic States had $35.0 million in outstanding advances with the FHLB of Pittsburgh that carry a fixed interest rate of 1.74%.
We estimate the timing of claim payments associated with the liabilities for losses and loss expenses of our insurance subsidiaries based on historical experience and expectations of future payment patterns. We show these liabilities net of reinsurance recoverable on unpaid losses and loss expenses to reflect expected future cash flows related to such liabilities. Amounts Atlantic States assumes pursuant to the pooling agreement with Donegal Mutual represent a substantial portion of our insurance subsidiaries’ gross liabilities for losses and loss expenses, and amounts Atlantic States cedes pursuant to the pooling agreement represent a substantial portion of our insurance subsidiaries’ reinsurance recoverable on unpaid losses and loss expenses. We include cash settlement of Atlantic States’ assumed liabilities from the pool in monthly settlements of pooled activity, as we net amounts ceded to and assumed from the pool. Although Donegal Mutual and we do not anticipate any changes in the pool participation levels in the foreseeable future, any such change would be prospective in nature and therefore would not impact the timing of expected payments by Atlantic States for its percentage share of pooled losses occurring in periods prior to the effective date of such change.
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
On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the SEC and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the three months ended March 31, 2021 or 2020. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through March 31, 2021.

On April 15, 2021, our board of directors declared quarterly cash dividends of 16.0 cents per share of our Class A common stock and 14.25 cents per share of our Class B common stock, payable on May 17, 2021 to our stockholders of record as of the close of business on May 3, 2021. We are not subject to any restrictions on our payment of dividends to our stockholders, although there are state law restrictions on the payment of dividends by our insurance subsidiaries to us. Dividends from our insurance subsidiaries are our principal source of cash for payment of dividends to our stockholders. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk based capital (“RBC”) requirements that limit their ability to pay dividends to us. Our insurance subsidiaries’ statutory capital and surplus at December 31, 2020 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin. Our insurance subsidiaries did not pay any dividends to us during the first three months of 2021. Amounts remaining available for distribution to us as dividends from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities in 2021 are $28.0 million from Atlantic States, $300,000 from Southern, $10.9 million from Peninsula and $12.2 million from MICO, or a total of approximately $51.4 million.
At March 31, 2021, we had no material commitments for capital expenditures.
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
There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2020 through March 31, 2021.
Item 4.   Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act). Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at March 31, 2021, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information we are required to disclose in the reports that we file or submit under the Exchange Act, and our disclosure controls and procedures were also effective to ensure that information we disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to affect materially, our internal control over financial reporting.
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
We base all statements contained in this Quarterly Report on Form
10-Q
that are not historic facts on our current expectations. Such statements are forward-looking in nature (as defined in the Private Securities Litigation Reform Act of 1995) and necessarily involve risks and uncertainties. Forward-looking statements we make may be identified by our use of words such as “will,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “seeks,” “estimates” and similar expressions. Our actual results could vary materially from our forward-looking statements. The factors that could cause our actual results to vary materially from the forward-looking statements we have previously made include, but are not limited to, prolonged economic challenges resulting from the
COVID-19
pandemic, the availability and cost of labor and materials, adverse and catastrophic weather events, our ability to maintain profitable operations, the adequacy of the loss and loss expense reserves of our insurance subsidiaries, the availability and successful operation of the information technology systems our insurance subsidiaries utilize, the successful development of new information technology systems to allow our insurance subsidiaries to compete effectively, business and economic conditions in the areas in which we and our insurance subsidiaries operate, interest rates, competition from various insurance and other financial businesses, terrorism, the availability and cost of reinsurance, legal and judicial developments including those related to
COVID-19
business interruption coverage exclusions, adverse litigation and other industry trends that could increase our loss costs, changes in regulatory requirements, changes in our A.M. Best rating, our ability to integrate and manage successfully the companies we may acquire from time to time and the other risks that we describe from time to time in our filings with the SEC. We disclaim any obligation to update such statements or to announce publicly the results of any revisions that we may make to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.
Part II. Other Information
Item 1.   Legal Proceedings.
None.
Item 1A.         Risk Factors.
Our business, results of operations and financial condition, and, therefore, the value of our Class A common stock and our Class B common stock, are subject to a number of risks. For a description of certain risks, we refer to “Risk Factors” in our 2020 Annual Report on Form
10-K
that we filed with the SEC on March 5, 2021. There have been no material changes in the risk factors we disclosed in that Form
10-K
Report during the three months ended March 31, 2021.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 January 1-31, 2021	Class A – None Class B – None	Class A – None Class B – None	Class A – None Class B – None

Month #2 February 1-28, 2021	Class A – None Class B – None	Class A – None Class B – None	Class A – None Class B – None

Month #3 March 1-31, 2021	Class A – 75,000 Class B – None	Class A – $14.85 Class B – None	Class A – 75,000 Class B – None	(1)

Total	Class A – 75,000 Class B – None	Class A – $14.85 Class B – None	Class A – 75,000 Class B – None

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
Item 4.   Mine Safety Disclosure.
Not Applicable.
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

DONEGAL GROUP INC.

May 7, 2021	By:	/s/ Kevin G. Burke
Kevin G. Burke, President and Chief Executive Officer

May 7, 2021	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Executive Vice President and Chief Financial Officer