Form 10-Q
period 2021-06-30
DONEGAL GROUP INC
filed 2021-08-06
CIK 800457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,668,501 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on July 31, 2021.

DONEGAL GROUP INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Donegal Group Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost	$643,847,647	$586,609,439
Available for sale, at fair value	522,580,264	555,136,017
Equity securities, at fair value	72,757,031	58,556,173
Short-term investments, at cost, which approximates fair value	22,767,372	20,900,155

Total investments	1,261,952,314	1,221,201,784
Cash	88,004,738	103,094,236
Accrued investment income	8,175,750	7,936,879
Premiums receivable	189,383,783	169,596,332
Reinsurance receivable	422,198,101	408,908,850
Deferred policy acquisition costs	69,687,624	59,156,958
Deferred tax asset, net	5,134,455	5,683,113
Prepaid reinsurance premiums	186,451,557	169,418,333
Property and equipment, net	3,350,691	4,390,377
Accounts receivable - securities	79,402	67,676
Federal income taxes recoverable	4,018,210	3,089,369
Goodwill	5,625,354	5,625,354
Other intangible assets	958,010	958,010
Other	1,380,569	1,393,053

Total assets	$2,246,400,558	$2,160,520,324

Liabilities and Stockholders’ Equity
Liabilities
Losses and loss expenses	$998,658,015	$962,007,437
Unearned premiums	599,949,617	537,189,598
Accrued expenses	11,465,644	29,115,198
Reinsurance balances payable	4,030,947	3,233,523
Borrowings under lines of credit	35,000,000	85,000,000
Cash dividends declared to stockholders	—	4,436,301
Subordinated debentures	5,000,000	5,000,000
Accounts payable - securities	11,295,765	—
Due to affiliate	22,196,384	10,293,495
Other	8,647,393	6,470,652

Total liabilities	1,696,243,765	1,642,746,204

Stockholders’ Equity
Preferred stock, $.01 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 50,000,000 shares, issued 28,619,866 and 27,651,774 shares and outstanding 25,617,278 and 24,649,186 shares	286,199	276,518
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	302,510,624	289,149,567
Accumulated other comprehensive income	8,473,471	11,130,612
Retained earnings	280,056,364	258,387,288
Treasury stock, at cost	(41,226,357)	(41,226,357)

Total stockholders’ equity	550,156,793	517,774,120

Total liabilities and stockholders’ equity	$2,246,400,558	$2,160,520,324

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,
	2021	2020
Revenues:
Net premiums earned	$192,488,665	$184,373,768
Investment income, net of investment expenses	7,652,180	7,172,144
Net investment gains (includes $479,211 and $14,493 accumulated other comprehensive income reclassifications)	4,241,031	6,485,896
Lease income	108,038	109,205
Installment payment fees	656,029	758,759

Total revenues	205,145,943	198,899,772
Expenses:
Net losses and loss expenses	113,956,652	105,349,019
Amortization of deferred policy acquisition costs	33,103,000	29,634,000
Other underwriting expenses	36,229,677	33,567,266
Policyholder dividends	1,629,499	1,683,658
Interest	217,290	428,092
Other expenses, net	313,000	249,688

Total expenses	185,449,118	170,911,723

Income before income tax expense	19,696,825	27,988,049
Income tax expense (includes $100,634 and $3,044 income tax expense from reclassification items)	3,532,789	5,309,271

Net income	$16,164,036	$22,678,778

Earnings per common share:
Class A common stock - basic	$0.53	$0.80

Class A common stock - diluted	$0.53	$0.79

Class B common stock - basic and diluted	$0.48	$0.72

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,
	2021	2020
Net income	$16,164,036	$22,678,778
Other comprehensive income, net of tax
Unrealized gain on securities:
Unrealized holding gain during the period, net of income tax expense of $511,306 and $1,774,279	1,928,551	6,674,664
Reclassification adjustment for gains included in net income, net of income tax expense of $100,634 and $3,044	(378,577)	(11,449)

Other comprehensive income	1,549,974	6,663,215

Comprehensive income	$17,714,010	$29,341,993

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Revenues:
Net premiums earned	$379,740,265	$371,626,546
Investment income, net of investment expenses	15,162,758	14,548,428
Net investment gains (losses) (includes $450,025 and $436,328 accumulated other comprehensive income reclassifications)	6,710,085	(4,208,947)
Lease income	215,805	218,472
Installment payment fees	1,286,928	1,626,479

Total revenues	403,115,841	383,810,978
Expenses:
Net losses and loss expenses	233,176,399	222,595,545
Amortization of deferred policy acquisition costs	63,282,000	59,571,000
Other underwriting expenses	70,011,727	66,164,895
Policyholder dividends	2,923,520	3,525,658
Interest	529,616	652,422
Other expenses, net	745,069	810,238

Total expenses	370,668,331	353,319,758

Income before income tax expense	32,447,510	30,491,220
Income tax expense (includes $94,505 and $91,629 income tax expense from reclassification items)	5,753,626	4,081,321

Net income	$26,693,884	$26,409,899

Earnings per common share:
Class A common stock - basic	$0.89	$0.93

Class A common stock - diluted	$0.88	$0.92

Class B common stock - basic and diluted	$0.80	$0.84

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Net income	$26,693,884	$26,409,899
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on securities:
Unrealized holding (loss) gain during the period, net of income tax (benefit) expense of ($614,319) and $2,713,454	(2,301,621)	10,207,754
Reclassification adjustment for gains included in net income, net of income tax expense of $94,505 and $91,629	(355,520)	(344,699)

Other comprehensive (loss) income	(2,657,141)	9,863,055

Comprehensive income	$24,036,743	$36,272,954

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)
Six Months Ended June 30, 2021

	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2020	27,651,774	5,649,240	$276,518	$56,492	$289,149,567	$11,130,612	$258,387,288	$(41,226,357)	$517,774,120
Issuance of common stock (stock compensation plans)	33,336	—	334	—	419,454	—	—	—	419,788
Share-based compensation	346,124	—	3,461	—	4,719,388	—	—	—	4,722,849
Net income	—	—	—	—	—	—	10,529,848	—	10,529,848
Cash dividends declared	—	—	—	—	—	—	(5,000)	—	(5,000)
Grant of stock options	—	—	—	—	109,184	—	(109,184)	—	—
Other comprehensive loss	—	—	—	—	—	(4,207,115)	—	—	(4,207,115)

Balance, March 31, 2021	28,031,234	5,649,240	$280,313	$56,492	$294,397,593	$6,923,497	$268,802,952	$(41,226,357)	$529,234,490

Issuance of common stock (stock compensation plans)	49,613	—	496	—	730,005	—	—	—	730,501
Share-based compensation	539,019	—	5,390	—	7,313,031	—	—	—	7,318,421
Net income	—	—	—	—	—	—	16,164,036	—	16,164,036
Cash dividends declared	—	—	—	—	—	—	(4,840,629)	—	(4,840,629)
Grant of stock options	—	—	—	—	69,995	—	(69,995)	—	—
Other comprehensive income	—	—	—	—	—	1,549,974	—	—	1,549,974

Balance, June 30, 2021	28,619,866	5,649,240	$286,199	$56,492	$302,510,624	$8,473,471	$280,056,364	$(41,226,357)	$550,156,793

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

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,

	2021	2020

Cash Flows from Operating Activities:
Net income	$26,693,884	$26,409,899

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	3,083,025	3,502,046
Net investment (gains) losses	(6,710,085)	4,208,947
Changes in assets and liabilities:
Losses and loss expenses	36,650,578	32,149,773
Unearned premiums	62,760,019	52,796,454
Premiums receivable	(19,787,451)	(21,717,231)
Deferred acquisition costs	(10,530,666)	(2,865,674)
Deferred income taxes	1,266,870	(837,202)
Reinsurance receivable	(13,289,251)	(12,319,334)
Prepaid reinsurance premiums	(17,033,224)	(32,483,228)
Accrued investment income	(238,871)	(597,823)
Due to affiliate	11,902,889	(2,053,312)
Reinsurance balances payable	797,424	144,398
Current income taxes	(928,841)	4,893,520
Accrued expenses	(17,649,554)	(5,005,473)
Other, net	2,189,225	1,809,764

Net adjustments	32,482,087	21,625,625

Net cash provided by operating activities	59,175,971	48,035,524

Cash Flows from Investing Activities:
Purchases of fixed maturities, held to maturity	(80,315,578)	(55,313,641)
Purchases of fixed maturities, available for sale	(73,023,551)	(81,210,780)
Purchases of equity securities, available for sale	(25,332,194)	(5,071,801)
Maturity of fixed maturities:
Held to maturity	23,650,172	18,812,367
Available for sale	111,197,663	70,379,590
Sales of fixed maturities, available for sale	—	15,251,996
Sales of equity securities, available for sale	17,391,396	3,202,672
Net sales of property and equipment	935,029	32,107
Net purchases of short-term investments	(1,867,217)	(37,311,903)

Net cash used in investing activities	(27,364,280)	(71,229,393)

Cash Flows from Financing Activities:
Cash dividends paid	(9,281,930)	(8,336,479)
Issuance of common stock	12,380,741	3,988,784
Borrowing under lines of credit	—	50,000,000
Payments on lines of credit	(50,000,000)	—

Net cash (used in) provided by financing activities	(46,901,189)	45,652,305

Net (decrease) increase in cash	(15,089,498)	22,458,436
Cash at beginning of period	103,094,236	49,318,930

Cash at end of period	$88,004,738	$71,777,366

Cash paid during period - Interest	$659,222	$664,342
Net cash paid during period - Taxes	$5,400,000	$—
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
At June 30, 2021, Donegal Mutual held approximately 41% of our outstanding Class A common stock and approximately 84% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 70% of the total voting power of our common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to a pooling agreement and other intercompany agreements and transactions. While each company maintains its separate corporate existence, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.
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
Our financial information for the interim periods included in this Form
10-Q
Report is unaudited; however, our financial information we include in this Form
10-Q
Report reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of our management, are necessary for a fair presentation of our financial position, results of operations and cash flows for those interim periods. Our results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results of operations we expect for the year ending December 31, 2021.
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

	Three Months Ended June 30,
	2021		2020
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic earnings per share:
Numerator:
Allocation of net income	$13,482	$2,682	$18,665	$4,014

Denominator:
Weighted-average shares outstanding	25,342	5,577	23,451	5,577

Basic earnings per share	$0.53	$0.48	$0.80	$0.72

Diluted earnings per share:
Numerator:
Allocation of net income	$13,482	$2,682	$18,665	$4,014

Denominator:
Number of shares used in basic computation	25,342	5,577	23,451	5,577
Weighted-average shares effect of dilutive securities:
Director and employee stock options	252	—	199	—

Number of shares used in diluted computation	25,594	5,577	23,650	5,577

Diluted earnings per share	$0.53	$0.48	$0.79	$0.72

	Six Months Ended June 30,
	2021		2020
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic earnings per share:
Numerator:
Allocation of net income	$22,223	$4,471	$21,721	$4,689

Denominator:
Weighted-average shares outstanding	25,057	5,577	23,356	5,577

Basic earnings per share	$0.89	$0.80	$0.93	$0.84

Diluted earnings per share:
Numerator:
Allocation of net income	$22,223	$4,471	$21,721	$4,689

Denominator:
Number of shares used in basic computation	25,057	5,577	23,356	5,577
Weighted-average shares effect of dilutive securities:
Director and employee stock options	190	—	193	—

Number of shares used in diluted computation	25,247	5,577	23,549	5,577

Diluted earnings per share	$0.88	$0.80	$0.92	$0.84

We did not include outstanding options to purchase the following number of shares of Class A common stock in our computation of diluted earnings per share because the exercise price of the options exceeded the average market price of our Class A common stock during the applicable periods.

	Three Months Ended June 30,		Six Months Ended June 30,

	2021	2020	2021	2020

Number of options to purchase Class A shares excluded	4,952,276	6,183,992	4,952,276	6,183,992

4 -	Reinsurance
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

5 -	Investments
The amortized cost and estimated fair values of our fixed maturities at June 30, 2021 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$89,716	$2,839	$649	$91,906
Obligations of states and political subdivisions	346,517	20,073	788	365,802
Corporate securities	188,162	15,061	267	202,956
Mortgage-backed securities	19,453	1,005	—	20,458

Totals	$643,848	$38,978	$1,704	$681,122

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$22,508	$257	$439	$22,326
Obligations of states and political subdivisions	59,378	2,366	31	61,713
Corporate securities	201,634	9,644	202	211,076
Mortgage-backed securities	222,814	5,068	417	227,465

Totals	$506,334	$17,335	$1,089	$522,580

At June 30, 2021, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $267.8 million and an amortized cost of $254.2 million. Our holdings at June 30, 2021 also included special revenue bonds with an aggregate fair value of $159.7 million and an amortized cost of $151.7 million. With respect to both categories of those bonds at June 30, 2021, we held no securities of any issuer that comprised more than 10% of our holdings of either bond category. Education bonds and water and sewer utility bonds represented 46% and 35%, respectively, of our total investments in special revenue bonds based on the carrying values of these investments at June 30, 2021. Many of the issuers of the special revenue bonds we held at June 30, 2021 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held at June 30, 2021 are similar to general obligation bonds.

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
We made reclassifications from available for sale to held to maturity of certain fixed maturities at fair value on November 30, 2013. We segregated within accumulated other comprehensive income the net unrealized losses of $15.1 million arising prior to the November 30, 2013 reclassifications. We are amortizing this balance over the remaining life of the related securities as an adjustment to yield in a manner consistent with the accretion of discount on the same fixed maturities. We recorded amortization of $556,553 and $833,690 in other comprehensive (loss) income during the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021 and December 31, 2020, net unrealized losses of $5.5 million and $6.1 million, respectively, remained within accumulated other comprehensive income.

We show below the amortized cost and estimated fair value of our fixed maturities at June 30, 2021 by contractual maturity. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity
Due in one year or less	$38,641	$39,762
Due after one year through five years	83,282	88,929
Due after five years through ten years	224,135	237,348
Due after ten years	278,337	294,625
Mortgage-backed securities	19,453	20,458

Total held to maturity	$643,848	$681,122

Available for sale
Due in one year or less	$26,146	$26,621
Due after one year through five years	131,837	138,624
Due after five years through ten years	96,413	99,711
Due after ten years	29,124	30,159
Mortgage-backed securities	222,814	227,465

Total available for sale	$506,334	$522,580

The cost and estimated fair values of our equity securities at June 30, 2021 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value
	(in thousands)
Equity securities	$50,864	$22,007	$114	$72,757
The cost and estimated fair values of our equity securities at December 31, 2020 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value
	(in thousands)
Equity securities	$42,410	$17,103	$957	$58,556

Gross investment gains and losses before applicable income taxes for the three months and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Gross investment gains:
Fixed maturities	$479	$229	$524	$652
Equity securities	3,762	6,474	6,728	3,355

	4,241	6,703	7,252	4,007

Gross investment losses:
Fixed maturities	—	217	74	218
Equity securities	—	—	468	7,998

	—	217	542	8,216

Net investment gains (losses)	$4,241	$6,486	$6,710	$(4,209)

We recognized $6.1 million of gains and $114,339 of losses on equity securities we held at June 30, 2021 in net investment gains for the six months ended June 30, 2021. We recognized $3.4 million of gains and $4.9 million of losses on equity securities we held at June 30, 2020 in net investment losses for the six months ended June 30, 2020.
We held fixed maturities with unrealized losses representing declines that we considered temporary at June 30, 2021 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$38,202	$1,088	$—	$—
Obligations of states and political subdivisions	45,446	819	—	—
Corporate securities	38,846	344	3,375	125
Mortgage-backed securities	55,930	415	487	2

Totals	$178,424	$2,666	$3,862	$127

We held fixed maturities with unrealized losses representing declines that we considered temporary at December 31, 2020 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$29,144	$345	$—	$—
Obligations of states and political subdivisions	9,362	154	—	—
Corporate securities	26,143	115	8,230	276
Mortgage-backed securities	3,091	15	236	1

Totals	$67,740	$629	$8,466	$277

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we measure investments at fair value, and we recognize changes in fair value in our results of operations. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize the impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred with respect to that security. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, issuer or geographic events that have negatively impacted the value of a security and rating agency downgrades. We held 89 debt securities that were in an unrealized loss position at June 30, 2021. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary.
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
Financial data by segment for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended June 30,
	2021	2020
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$115,300	$101,870
Personal lines	77,189	82,504

GAAP premiums earned	192,489	184,374
Net investment income	7,652	7,172
Investment gains	4,241	6,486
Other	764	868

Total revenues	$205,146	$198,900

Income before income tax expense:
Underwriting income:
Commercial lines	$1,767	$4,472
Personal lines	547	8,290

SAP underwriting income	2,314	12,762
GAAP adjustments	5,256	1,378

GAAP underwriting income	7,570	14,140
Net investment income	7,652	7,172
Investment gains	4,241	6,486
Other	234	190

Income before income tax expense	$19,697	$27,988

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$224,525	$203,645
Personal lines	155,215	167,982

GAAP premiums earned	379,740	371,627
Net investment income	15,163	14,548
Investment gains (losses)	6,710	(4,209)
Other	1,503	1,845

Total revenues	$403,116	$383,811

Income before income tax expense:
Underwriting (loss) income:
Commercial lines	$(6,475)	$3,906
Personal lines	5,584	13,101

SAP underwriting (loss) income	(891)	17,007
GAAP adjustments	11,238	2,762

GAAP underwriting income	10,347	19,769
Net investment income	15,163	14,548
Investment gains (losses)	6,710	(4,209)
Other	228	383

Income before income tax expense	$32,448	$30,491

7 -	Borrowings
Lines of Credit
In August 2020, we entered into a credit agreement with Manufacturers and Traders Trust Company (“M&T”) that related to a $20.0 million unsecured demand line of credit. The line of credit has no expiration date, no annual fees and no covenants. At June 30, 2021, we had no outstanding borrowings from M&T and had the ability to borrow up to $20.0 million at interest rates equal to the then-current LIBOR rate plus 2.00%.
Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. Atlantic States has a fixed-rate cash advance of $35.0 million that was outstanding at June 30, 2021. The cash advance carries a fixed interest rate of 1.74% and is due in August 2024. In March 2020, Atlantic States issued $50.0 million of debt to the FHLB of Pittsburgh in exchange for a cash advance in the same amount that carried a fixed interest rate of 0.83%. Atlantic States obtained this contingent liquidity funding in light of uncertainty surrounding the economic impact of the
COVID-19
pandemic. Atlantic States repaid this advance when it became due in March 2021. The table below presents the amount of FHLB of Pittsburgh stock Atlantic States purchased, collateral pledged and assets related to Atlantic States’ membership in the FHLB of Pittsburgh at June 30, 2021.

FHLB of Pittsburgh stock purchased and owned	$1,575,600

Collateral pledged, at par (carrying value $45,226,104)	44,343,661

Borrowing capacity currently available	8,847,792
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
We charged compensation expense related to our stock compensation plans against income before income taxes of $
304,373
 and $
314,237
 for the three months ended June 30, 2021 and 2020, respectively, with a corresponding income tax benefit of $
63,918
and $
65,990
, respectively. We charged compensation expense related to our stock compensation plans against income before income taxes of $
597,168
and $
644,541
for the six months ended June 30, 2021 and 2020, respectively, with a corresponding income tax benefit of $
125,405
and $
135,354
, respectively. At June 30, 2021, we had $
1.0
 million of unrecognized compensation expense related to nonvested share-based compensation granted under our stock compensation plans that we expect to recognize over a weighted average period of approximately
1.6
years.

We received cash from option exercises under all stock compensation plans during the three months ended June 30, 2021 and 2020 of $7.0 million and $2.2 million, respectively. We received cash from option exercises under all stock compensation plans during the six months ended June 30, 2021 and 2020 of $11.4 million and $3.1 million, respectively. We realized actual tax benefits for the tax deductions related to those option exercises of $271,979 and $54,221 for the three months ended June 30, 2021 and 2020, respectively. We realized actual tax benefits for the tax deductions related to those option exercises of $421,135 and $68,878 for the six months ended June 30, 2021 and 2020, respectively.

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
We present our investments in
available-for-sale
fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. These pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to verify that the estimates we obtain from the pricing services are representative of fair values based upon our investment personnel’s general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel regularly monitor the market, current trading ranges for similar securities and the pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, interest rates, security types and recent trading activity. Our investment personnel periodically review documentation with respect to the pricing services’ pricing methodology that they obtain to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At June 30, 2021, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at June 30, 2021, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.
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
The following table presents our fair value measurements for our investments in available-for-sale
fixed maturity and equity securities at June 30, 2021:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$22,326	$—	$22,326	$—
Obligations of states and political subdivisions	61,713	—	61,713	—
Corporate securities	211,076	—	211,076	—
Mortgage-backed securities	227,465	—	227,465	—
Equity securities	72,757	70,467	2,290	—

Total investments in the fair value hierarchy	$595,337	$70,467	$524,870	$—

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
At June 30, 2021 and December 31, 2020, respectively, we had no material unrecognized tax benefits or accrued interest and penalties. Tax years 2016 through 2020 remained open for examination at June 30, 2021. We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of our tax assets. We established a valuation allowance of $7.9 million for our net state operating loss carryforward. We have determined that we are not required to establish a valuation allowance for our other deferred tax assets of $27.6 million and $26.7 million at June 30, 2021 and December 31, 2020, respectively, because it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income and the implementation of tax planning strategies.

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
We summarize activity in our insurance subsidiaries’ liabilities for losses and loss expenses as follows:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Balance at January 1	$962,007	$869,674
Less reinsurance recoverable	(404,818)	(362,768)

Net balance at January 1	557,189	506,906

Incurred related to:
Current year	254,740	233,460
Prior years	(21,564)	(10,864)

Total incurred	233,176	222,596

Paid related to:
Current year	98,966	97,473
Prior years	111,300	106,716

Total paid	210,266	204,189

Net balance at end of period	580,099	525,313
Plus reinsurance recoverable	418,559	376,511

Balance at end of period	$998,658	$901,824

Our insurance subsidiaries recognized a decrease in their liabilities for losses and loss expenses of prior years of $21.6 million and $10.9 million for the six months ended June 30, 2021 and 2020, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy or claims management personnel, and they have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those years. The 2021 development represented 3.9% of the December 31, 2020 net carried reserves and resulted primarily from lower-than-expected loss emergence or severity in nearly all lines of business. The majority of the 2021 development related to decreases in the liabilities for losses and loss expenses of prior years for Atlantic States and MICO. The 2020 development represented 2.1% of the December 31, 2019 net carried reserves and resulted primarily from lower-than-expected severity in nearly all lines of business, with the exception of modest higher-than-expected severity in commercial automobile. The majority of the 2020 development related to decreases in the liabilities for losses and loss expenses of prior years for Atlantic States and MICO.
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
Our insurance subsidiaries determine incurred but not reported (“IBNR”) reserves by subtracting the cumulative loss and loss expense amounts our insurance subsidiaries have paid and the case reserves our insurance subsidiaries have established at the balance sheet date from their actuaries’ estimate of the ultimate cost of losses and loss expenses. Accordingly, the IBNR reserves of our insurance subsidiaries include their actuaries’ projections of the cost of unreported claims as well as their actuaries’ projected development of case reserves on known claims and reopened claims. Our insurance subsidiaries’ methodology for estimating IBNR reserves has been in place for many years, and their actuaries made no significant changes to that methodology during the six months ended June 30, 2021.
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

Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced an increase in claims severity and a lengthening of the claim settlement periods on bodily injury claims during the past several years. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on bodily injury claims. In addition, the
COVID-19
pandemic and related government mandates and restrictions resulted in various changes from historical claims reporting and settlement trends during 2020. Related uncertainties regarding future trends include social inflation, supply chain disruption, the rate of plaintiff attorney involvement in claims and the cost of medical technologies and procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liabilities for losses and loss expenses will likely differ from the amount recorded at June 30, 2021. For every 1% change in our insurance subsidiaries’ loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax
results of operations would be approximately $5.8 million.
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
Our insurance subsidiaries’ liabilities for losses and loss expenses by major line of business at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020

	(in thousands)
Commercial lines:
Automobile	$159,162	$151,813
Workers’ compensation	116,346	118,037
Commercial multi-peril	139,497	126,299
Other	16,476	13,212

Total commercial lines	431,481	409,361

Personal lines:
Automobile	118,165	120,861
Homeowners	23,169	20,976
Other	7,284	5,991

Total personal lines	148,618	147,828

Total commercial and personal lines	580,099	557,189
Plus reinsurance recoverable	418,559	404,818

Total liabilities for losses and loss expenses	$998,658	$962,007

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

Percentage Change in Loss and Loss Expense Reserves Net of Reinsurance	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at June 30, 2021	Percentage Change in Stockholders’ Equity at June 30, 2021(1)	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2020	Percentage Change in Stockholders’ Equity at December 31, 2020(1)

(dollars in thousands)
(10.0)%	$522,089	8.3%	$501,470	8.5%
(7.5)	536,592	6.2	515,400	6.4
(5.0)	551,094	4.2	529,330	4.3
(2.5)	565,597	2.1	543,259	2.1
Base	580,099	—	557,189	—
2.5	594,601	(2.1)	571,119	(2.1)
5.0	609,104	(4.2)	585,048	(4.3)
7.5	623,606	(6.2)	598,978	(6.4)
10.0	638,109	(8.3)	612,908	(8.5)

(1)	Net of income tax effect.
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
The following table provides a reconciliation of our net premiums earned to our net premiums written for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,

	2021	2020	2021	2020

	(in thousands)
Net premiums earned	$192,489	$184,374	$379,740	$371,627
Change in net unearned premiums	17,116	9,329	45,727	20,313

Net premiums written	$209,605	$193,703	$425,467	$391,940

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
Combined Ratios

The following table presents comparative details with respect to our GAAP and statutory combined ratios for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,

	2021	2020	2021	2020

GAAP Combined Ratios (Total Lines)
Loss ratio (non-weather)	53.1%	47.0%	56.5%	53.0%
Loss ratio (weather-related)	6.1	10.1	4.9	6.9
Expense ratio	36.0	34.3	35.1	33.8
Dividend ratio	0.9	0.9	0.8	1.0

Combined ratio	96.1%	92.3%	97.3%	94.7%

Statutory Combined Ratios
Commercial lines:
Automobile	105.5%	104.4%	103.9%	110.8%
Workers’ compensation	84.0	80.9	89.3	85.5
Commercial multi-peril	94.5	95.8	100.8	92.4
Other	77.2	80.6	68.8	72.4
Total commercial lines	94.3	93.5	96.6	94.7
Personal lines:
Automobile	91.1	76.1	92.2	88.4
Homeowners	110.1	109.5	102.4	100.1
Other	74.5	78.6	75.7	72.6
Total personal lines	96.9	88.1	94.7	91.5
Total commercial and personal lines	95.4	91.0	95.9	93.3

Results of Operations - Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Net Premiums Earned.
Our insurance subsidiaries’ net premiums earned for the second quarter of 2021 were $192.5 million, an increase of $8.1 million, or 4.4%, compared to $184.4 million for the second quarter of 2020, primarily reflecting the inclusion of the business of the Mountain States Insurance Group in the underwriting pool beginning with policies effective in 2021, as well as new business growth and renewal premium increases.
Net Premiums Written.
Our insurance subsidiaries’ net premiums written for the three months ended
June 30, 2021 were $209.6 million, an increase of $15.9 million, or 8.2%, from the $193.7 million of net premiums written for the second quarter of 2020. Commercial lines net premiums written increased $21.4 million, or 19.9%, for the second quarter of 2021 compared to the second quarter of 2020. We attribute the increase in commercial lines net premiums written primarily to the inclusion of the business of the Mountain States Insurance Group in the underwriting pool beginning with policies effective in 2021, as well as new business growth and renewal premium increases. Personal lines net premiums written decreased $5.5 million, or
6.4%, for the second quarter of 2021 compared to the second quarter of 2020. We attribute the decrease in personal lines net premiums written primarily to net attrition as a result of measures our insurance subsidiaries have implemented to improve underwriting profitability, partially offset by the impact of premium rate increases our insurance subsidiaries have implemented.
Investment Income.
Our net investment income was $7.7 million for the second quarter of 2021, compared to $7.2 for the second quarter of 2020. We attribute the increase primarily to an increase in average invested assets.
Net Investment Gains.
Net investment gains for the second quarter of 2021 were $4.2 million, compared to $6.5 million for the second quarter of 2020. The net investment gains for the second quarters of 2021 and 2020 resulted primarily from unrealized gains within our equity securities portfolio at June 30, 2021 and 2020, respectively. We did not recognize any impairment losses in our investment portfolio during the second quarter of 2021 or 2020.
Losses and Loss Expenses.
Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, was 59.2% for the second quarter of 2021, an increase from our insurance subsidiaries’ loss ratio of 57.1% for the second quarter of 2020. We attribute this increase primarily to increased frequency of personal automobile claims compared to the second quarter of 2020 when lower driving activity resulted from
COVID-19
related shutdowns and elevated fire losses that primarily impacted the loss ratios for our homeowners and commercial multi-peril lines of business. Weather-related losses of $11.7 million for the second quarter of 2021, or 6.1 percentage points of the loss ratio, decreased from $18.7 million for the second quarter of 2020, or 10.1 percentage points of the loss ratio. Weather-related loss activity for the second quarter of 2021 was lower than our previous five-year average of $17.0 million for second quarter weather-related losses. On a statutory basis, our insurance subsidiaries’ commercial lines loss ratio was 56.4% for the second quarter of 2021, compared to 58.5% for the second quarter of 2020, primarily due to a decrease in the commercial multi-peril and workers’ compensation loss ratios. The personal lines statutory loss ratio of our insurance subsidiaries increased to 63.9% for the second quarter of 2021, compared to 55.3% for the second quarter of 2020. We attribute this increase primarily to an increase in the personal automobile loss ratio. Our insurance subsidiaries experienced favorable loss reserve development of approximately $13.4 million and $6.6 million during the second quarters of 2021 and 2020, respectively.
Underwriting Expenses.
The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 36.0% for the second quarter of 2021, compared to 34.3% for the second quarter of 2020. The increase in the expense ratio primarily reflected an increase in technology systems-related expenses and higher growth and underwriting-based incentive costs for our agents during the second quarter of 2021 compared to the second quarter of 2020. The expense ratio increase also reflected a reallocation from loss expenses to underwriting expenses that resulted from the implementation of a new software system during the second quarter of 2021 that enhanced our expense allocation methodology.
Combined Ratio.
The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were 96.1% and

92.3% for the three months ended June 30, 2021 and 2020, respectively. We attribute the increase in the combined ratio primarily to an increase in the loss ratio for the second quarter of 2021 compared to the second quarter of 2020.
Interest Expense.
Our interest expense for the second quarter of 2021 was $217,290, compared to $428,092 for the second quarter of 2020. We attribute the decrease to lower average borrowings under our lines of credit during the second quarter of 2021 compared to the second quarter of 2020.
Income Taxes.
We recorded income tax expense of $3.5 million for the second quarter of 2021, representing an effective tax rate of 17.9%. We recorded income tax expense of $5.3 million for the second quarter of 2020, representing an effective tax rate of 19.0%. The income tax expense and effective tax rates for the second quarters of 2021 and 2020 represented estimates based on our projected annual taxable income.
Net Income and Income Per Share.
Our net income for the second quarter of 2021 was $16.2 million, or $.53 per share of Class A common stock on a diluted basis and $.48 per share of Class B common stock, compared to $22.7 million, or $.79 per share of Class A common stock on a diluted basis and $.72 per share of Class B common stock, for the second quarter of 2020. We had 25.6 million and 23.5 million Class A shares outstanding at June 30, 2021 and 2020, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.
Results of Operations - Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Net Premiums Earned.
Our insurance subsidiaries’ net premiums earned for the first half of 2021 were $379.7 million, an increase of $8.1 million, or 2.2%, compared to $371.6 million for the first half of 2020, primarily reflecting the inclusion of the business of the Mountain States Insurance Group in the underwriting pool beginning with policies effective in 2021, as well as new business growth and renewal premium increases.
Net Premiums Written.
Our insurance subsidiaries’ net premiums written for the six months ended
June 30, 2021 were $425.5 million, an increase of $33.6 million, or 8.6%, from the $391.9 million of net premiums written for the first half of 2020. Commercial lines net premiums written increased $44.2 million, or 19.3%, for the first half of 2021 compared to the first half of 2020. We attribute the increase in commercial lines net premiums written primarily to the inclusion of the business of the Mountain States Insurance Group in the underwriting pool beginning with policies effective in 2021, as well as new business growth and renewal premium increases. Personal lines net premiums written decreased $10.6 million, or 6.5%, for the first half of 2021 compared to the first half of 2020. We attribute the decrease in personal lines net premiums written primarily to net attrition as a result of measures our insurance subsidiaries have implemented to improve underwriting profitability, partially offset by the impact of premium rate increases our insurance subsidiaries have implemented.
Investment Income.
Our net investment income was $15.2 million for the first half of 2021, compared to $14.5 million for the first half of 2020. We attribute the increase primarily to an increase in average invested assets.
Net Investment Gains (Losses).
Net investment gains for the first half of 2021 were $6.7 million, compared to net investment losses of $4.2 million for the first half of 2020. The net investment gains for the first half of 2021 resulted primarily from unrealized gains within our equity securities portfolio at June 30, 2021. The net investment losses for the first half of 2020 resulted primarily from realized losses on sales of equity securities and unrealized losses within our equity securities portfolio due to a decline in equity markets at June 30, 2020. We did not recognize any impairment losses in our investment portfolio during the first half of 2021 or 2020.
Losses and Loss Expenses.
Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, was 61.4% for the first half of 2021, an increase from our insurance subsidiaries’ loss ratio of 59.9% for the first half of 2020. We attribute this increase primarily to elevated fire losses that primarily impacted the loss ratio for our commercial multi-peril line of business. Weather-related losses of $18.6 million for the first half of 2021, or 4.9 percentage points of the loss ratio, decreased from $25.6 million for the first half of 2020, or 6.9 percentage points of the loss ratio. On a statutory basis, our insurance subsidiaries’ commercial lines loss ratio was 61.2% for the first half of 2021, compared to 60.6%

for the first half of 2020, primarily due to an increase in the commercial multi-peril loss ratio. The personal lines statutory loss ratio of our insurance subsidiaries increased to 62.4% for the first half of 2021, compared to 59.3% for the first half of 2020. We attribute this increase primarily to an increase in the personal automobile and homeowners’ loss ratios. Our insurance subsidiaries experienced favorable loss reserve development of approximately $21.6 million and $10.9 million during the first half of 2021 and 2020, respectively.
Underwriting Expenses.
The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 35.1% for the first half of 2021, compared to 33.8% for the first half of 2020. The increase in the expense ratio primarily reflected an increase in technology systems-related expenses, higher agency growth incentive and underwriting-based incentive costs for our agents during the first half of 2021 compared to the first half of 2020.
Combined Ratio.
The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were 97.3% and 94.7% for the first half of 2021 and 2020, respectively. We attribute the increase in the combined ratio primarily to an increase in the loss ratio for the first half of 2021 compared to the first half of 2020.
Interest Expense.
Our interest expense for the first half of 2021 was $529,616, compared to $652,422 for the first half of 2020. We attribute the decrease to lower average borrowings under our lines of credit during the first half of 2021 compared to the first half of 2020.
Income Taxes.
We recorded income tax expense of $5.8 million for the first half of 2021, representing an effective tax rate of 17.7%. We recorded income tax expense of $4.1 million for the first half of 2020, representing an effective tax rate of 13.4%. The income tax expense and effective tax rate for the first half of 2021 represented an estimate based on our projected annual taxable income. Income tax expense for the first half of 2020 included a $1.6 million income tax benefit related to the anticipated carryback of 2018 net operating losses to past tax years with higher statutory income tax rates than are currently in effect, as allowed under the Coronavirus Aid, Relief and Economic Security Act that was enacted in March 2020.
Net Income and Income Per Share.
Our net income for the first half of 2021 was $26.7 million, or $.88 per share of Class A common stock on a diluted basis and $.80 per share of Class B common stock, compared to $26.4 million, or $.92 per share of Class A common stock on a diluted basis and $.84 per share of Class B common stock, for the first half of 2020. We had 25.6 million and 23.5 million Class A shares outstanding at June 30, 2021 and 2020, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.
Liquidity and Capital Resources
Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as such obligations and needs arise. Our major sources of funds from operations are the net cash flows we generate from our insurance subsidiaries’ underwriting results, investment income and investment maturities.
Our operations have historically generated sufficient net positive cash flow to fund our commitments and add to our investment portfolio, thereby increasing future investment returns and enhancing our liquidity. The impact of the pooling agreement between Donegal Mutual and Atlantic States has historically been cash-flow positive because of the consistent underwriting profitability of the pool. Donegal Mutual and Atlantic States settle their respective obligations to each other under the pool monthly, thereby resulting in cash flows substantially similar to the cash flows that would result from each company writing the business directly. We have not experienced any unusual variations in the timing of claim payments associated with the loss reserves of our insurance subsidiaries. We maintain significant liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective, thereby providing an additional measure of liquidity to meet our obligations should an unexpected variation occur in the future. Our operating activities provided net cash flows in the first six months of 2021 and 2020 of $59.2 million and $48.0 million, respectively.
At June 30, 2021, we had no outstanding borrowings under our line of credit with M&T and had the ability to borrow up to $20.0 million at interest rates equal to the then-current LIBOR rate plus 2.00%. At June 30, 2021, Atlantic States had $35.0 million in outstanding advances with the FHLB of Pittsburgh that carry a fixed interest rate of 1.74%.
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
We discuss in Note 7 – Borrowings our estimate of the timing of the amounts payable for the subordinated debentures based on their contractual maturity. The subordinated debentures carry an interest rate of 5.00%, and any repayment of principal or payment of interest on the subordinated debentures requires prior approval of the Michigan Department of Insurance and Financial Services. Our annual interest cost associated with the subordinated debentures is $250,000.
On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the SEC and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the six months ended June 30, 2021 or 2020. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through June 30, 2021.
On July 15, 2021, our board of directors declared quarterly cash dividends of 16.0 cents per share of our Class A common stock and 14.25 cents per share of our Class B common stock, payable on August 16, 2021 to our stockholders of record as of the close of business on August 2, 2021. We are not subject to any restrictions on our payment of dividends to our stockholders, although there are state law restrictions on the payment of dividends by our insurance subsidiaries to us. Dividends from our insurance subsidiaries are our principal source of cash for payment of dividends to our stockholders. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk based capital (“RBC”) requirements that limit their ability to pay dividends to us. Our insurance subsidiaries’ statutory capital and surplus at December 31, 2020 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin. Our insurance subsidiaries paid $5.0 million in dividends to us during the first six months of 2021. Amounts remaining available for distribution to us as dividends from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities in 2021 are $28.0 million from Atlantic States, $300,000 from Southern, $5.9 million from Peninsula and $12.2 million from MICO, or a total of approximately $46.4 million.
At June 30, 2021, we had no material commitments for capital expenditures.
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
There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2020 through June 30, 2021.
Item 4.   Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act). Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at June 30, 2021, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information we are required to disclose in the reports that we file or submit under the Exchange Act, and our disclosure controls and procedures were also effective to ensure that information we disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
10-K
Report during the six months ended June 30, 2021.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 April 1-30, 2021	Class A – None Class B – None	Class A – None Class B – None	Class A – None Class B – None

Month #2 May 1-31, 2021	Class A – None Class B – None	Class A – None Class B – None	Class A – None Class B – None
Month #3 June 1-30, 2021	Class A – 200,000 Class B – None	Class A – $15.22 Class B – None	Class A – 200,000 Class B – None	(1)

Total	Class A – 200,000 Class B – None	Class A – $15.22 Class B – None	Class A – 200,000 Class B – None

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

DONEGAL GROUP INC.

August 6, 2021	By:	/s/ Kevin G. Burke
Kevin G. Burke, President and Chief Executive Officer

August 6, 2021	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Executive Vice President
and Chief Financial Officer