Form 10-Q
period 2021-09-30
DONEGAL GROUP INC
filed 2021-11-05
CIK 800457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM

10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly
period ended September 30, 2021
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
25,752,572
 shares
of Class A Common Stock, par value $0.01 per share, and
5,576,775
shares of Class B Common Stock, par value $0.01 per share, outstanding on October 31, 2021.

DONEGAL GROUP INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Donegal Group Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost	$661,080,363	$586,609,439
Available for sale, at fair value	520,490,593	555,136,017
Equity securities, at fair value	71,182,988	58,556,173
Short-term investments, at cost, which approximates fair value	4,693,721	20,900,155

Total investments	1,257,447,665	1,221,201,784
Cash	68,904,458	103,094,236
Accrued investment income	9,107,677	7,936,879
Premiums receivable	181,544,695	169,596,332
Reinsurance receivable	456,650,868	408,908,850
Deferred policy acquisition costs	70,396,767	59,156,958
Deferred tax asset, net	5,939,053	5,683,113
Prepaid reinsurance premiums	184,354,144	169,418,333
Property and equipment, net	3,299,347	4,390,377
Accounts receivable - securities	66,781	67,676
Federal income taxes recoverable	6,356,968	3,089,369
Goodwill	5,625,354	5,625,354
Other intangible assets	958,010	958,010
Other	1,363,087	1,393,053

Total assets	$2,252,014,874	$2,160,520,324

Liabilities and Stockholders’ Equity
Liabilities
Losses and loss expenses	$1,050,163,161	$962,007,437
Unearned premiums	598,632,054	537,189,598
Accrued expenses	10,346,512	29,115,198
Reinsurance balances payable	3,943,544	3,233,523
Borrowings under lines of credit	35,000,000	85,000,000
Cash dividends declared to stockholders	—	4,436,301
Subordinated debentures	—	5,000,000
Accounts payable - securities	2,067,911	—
Due to affiliate	6,313,813	10,293,495
Other	7,414,463	6,470,652

Total liabilities	1,713,881,458	1,642,746,204

Stockholders’ Equity
Preferred stock, $.01 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 50,000,000 shares, issued 28,699,165 and 27,651,774 shares and outstanding 25,696,577 and 24,649,186 shares	286,992	276,518
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	303,844,499	289,149,567
Accumulated other comprehensive income	6,825,161	11,130,612
Retained earnings	268,346,629	258,387,288
Treasury stock, at cost	(41,226,357)	(41,226,357)

Total stockholders’ equity	538,133,416	517,774,120

Total liabilities and stockholders’ equity	$2,252,014,874	$2,160,520,324

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of (Loss) Income
(Unaudited)

	Three Months Ended September 30,
	2021	2020
Revenues:
Net premiums earned	$196,234,626	$184,925,733
Investment income, net of investment expenses	7,763,562	7,403,251
Net investment (losses) gains (includes $ 26,163 and $134,795 accumulated other comprehensive income reclassifications)	(1,570,476)	3,268,459
Lease income	107,977	107,907
Installment payment fees	570,492	806,916

Total revenues	203,106,181	196,512,266
Expenses:
Net losses and loss expenses	148,142,237	120,881,041
Amortization of deferred policy acquisition costs	31,778,000	29,605,000
Other underwriting expenses	30,101,717	29,480,706
Policyholder dividends	1,287,147	1,811,019
Interest	209,547	219,039
Other expenses, net	217,209	183,877

Total expenses	211,735,857	182,180,682

(Loss) income before income tax (benefit) expense	(8,629,676)	14,331,584
Income tax (benefit) expense (includes $ 5,494 and $28,307 income tax expense from reclassification items)	(1,917,698)	2,494,586

Net (loss) income	$(6,711,978)	$11,836,998

(Loss) earnings per common share:
Class A common stock - basic and diluted	$(0.22)	$0.41

Class B common stock - basic and diluted	$(0.20)	$0.37

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended September 30,
	2021	2020
Net (loss) income	$(6,711,978)	$11,836,998
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on securities:
Unrealized holding (loss) gain during the period, net of income tax (benefit) expense of ( $ 432,664 ) and $29,102	(1,627,641)	109,480
Reclassification adjustment for gains included in net income, net of income tax expense of $ 5,494 and $28,307	(20,669)	(106,488)

Other comprehensive (loss) income	(1,648,310)	2,992

Comprehensive (loss) income	$(8,360,288)	$11,839,990

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Revenues:
Net premiums earned	$575,974,891	$556,552,279
Investment income, net of investment expenses	22,926,320	21,951,679
Net investment gains (losses) (includes $ 476,188 and $571,123 accumulated other comprehensive income reclassifications)	5,139,609	(940,488)
Lease income	323,782	326,379
Installment payment fees	1,857,420	2,433,395

Total revenues	606,222,022	580,323,244
Expenses:
Net losses and loss expenses	381,318,636	343,476,586
Amortization of deferred policy acquisition costs	95,060,000	89,176,000
Other underwriting expenses	100,113,444	95,645,601
Policyholder dividends	4,210,667	5,336,677
Interest	739,163	871,461
Other expenses, net	962,278	994,115

Total expenses	582,404,188	535,500,440

Income before income tax expense	23,817,834	44,822,804
Income tax expense (includes $ 99,999 and $119,936 income tax expense from reclassification items)	3,835,928	6,575,907

Net income	$19,981,906	$38,246,897

Earnings per common share:
Class A common stock - basic	$0.66	$1.34

Class A common stock - diluted	$0.66	$1.33

Class B common stock - basic and diluted	$0.59	$1.21

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Net income	$19,981,906	$38,246,897
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on securities:
Unrealized holding (loss) gain during the period, net of income tax (benefit) expense of ($1,046,983) and $2,742,556	(3,929,262)	10,317,234
Reclassification adjustment for gains included in net income, net of income tax expense of $99,999 and $119,936	(376,189)	(451,187)

Other comprehensive (loss) income	(4,305,451)	9,866,047

Comprehensive income	$15,676,455	$48,112,944

See accompanying notes to consolidated financial statements.

Donegal Group Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)
Nine Months Ended September 30, 2021

	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2020	27,651,774	5,649,240	$276,518	$56,492	$289,149,567	$11,130,612	$258,387,288	$(41,226,357)	$517,774,120
Issuance of common stock (stock compensation plans)	33,336	—	334	—	419,454	—	—	—	419,788
Share-based compensation	346,124	—	3,461	—	4,719,388	—	—	—	4,722,849
Net income	—	—	—	—	—	—	10,529,848	—	10,529,848
Cash dividends declared	—	—	—	—	—	—	(5,000)	—	(5,000)
Grant of stock options	—	—	—	—	109,184	—	(109,184)	—	—
Other comprehensive loss	—	—	—	—	—	(4,207,115)	—	—	(4,207,115)

Balance, March 31, 2021	28,031,234	5,649,240	$280,313	$56,492	$294,397,593	$6,923,497	$268,802,952	$(41,226,357)	$529,234,490

Issuance of common stock (stock compensation plans)	49,613	—	496	—	730,005	—	—	—	730,501
Share-based compensation	539,019	—	5,390	—	7,313,031	—	—	—	7,318,421
Net income	—	—	—	—	—	—	16,164,036	—	16,164,036
Cash dividends declared	—	—	—	—	—	—	(4,840,629)	—	(4,840,629)
Grant of stock options	—	—	—	—	69,995	—	(69,995)	—	—
Other comprehensive income	—	—	—	—	—	1,549,974	—	—	1,549,974
Balance, June 30, 2021	28,619,866	5,649,240	$286,199	$56,492	$302,510,624	$8,473,471	$280,056,364	$(41,226,357)	$550,156,793
Issuance of common stock (stock compensation plans)	24,619	—	246	—	292,302	—	—	—	292,548
Share-based compensation	54,680	—	547	—	946,004	—	—	—	946,551
Net loss	—	—	—	—	—	—	(6,711,978)	—	(6,711,978)
Cash dividends declared	—	—	—	—	—	—	(4,902,188)	—	(4,902,188)
Grant of stock options	—	—	—	—	95,569	—	(95,569)	—	—
Other comprehensive loss	—	—	—	—	—	(1,648,310)	—	—	(1,648,310)

Balance, September 30, 2021	28,699,165	5,649,240	$286,992	$56,492	$303,844,499	$6,825,161	$268,346,629	$(41,226,357)	$538,133,416

See accompanying notes to consolidated financial

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

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,

	2021	2020

Cash Flows from Operating Activities:
Net income	$19,981,906	$38,246,897

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	4,492,720	5,115,850
Net investment (gains) losses	(5,139,609)	940,488
Changes in assets and liabilities:
Losses and loss expenses	88,155,724	72,256,493
Unearned premiums	61,442,456	48,083,628
Premiums receivable	(11,948,363)	(11,941,733)
Deferred acquisition costs	(11,239,809)	(2,269,695)
Deferred income taxes	900,430	(619,312)
Reinsurance receivable	(47,742,018)	(36,843,000)
Prepaid reinsurance premiums	(14,935,811)	(31,916,191)
Accrued investment income	(1,170,798)	(1,557,230)
Due to affiliate	(3,979,682)	(3,613,903)
Reinsurance balances payable	710,021	260,626
Current income taxes	(3,267,599)	(4,490,180)
Accrued expenses	(18,768,686)	(3,869,386)
Other, net	973,775	678,760

Net adjustments	38,482,751	30,215,215

Net cash provided by operating activities	58,464,657	68,462,112

Cash Flows from Investing Activities:
Purchases of fixed maturities, held to maturity	(106,290,824)	(110,914,229)
Purchases of fixed maturities, available for sale	(118,899,756)	(143,743,351)
Purchases of equity securities, available for sale	(25,354,790)	(6,964,092)
Maturity of fixed maturities:
Held to maturity	31,914,527	39,629,000
Available for sale	140,908,191	120,857,543
Sales of fixed maturities, available for sale	6,281,963	22,172,930
Sales of equity securities, available for sale	17,391,396	5,985,211
Net sales (purchases) of property and equipment	934,297	(73,706)
Net sales (purchases) of short-term investments	16,206,434	(6,655,716)

Net cash used in investing activities	(36,908,562)	(79,706,410)

Cash Flows from Financing Activities:
Cash dividends paid	(14,184,118)	(12,605,480)
Issuance of common stock	13,438,245	12,407,700
Payments on subordinated debentures	(5,000,000)	—
Borrowing under lines of credit	—	50,000,000
Payments on lines of credit	(50,000,000)	—

Net cash (used in) provided by financing activities	(55,745,873)	49,802,220

Net (decrease) increase in cash	(34,189,778)	38,557,922
Cash at beginning of period	103,094,236	49,318,930

Cash at end of period	$68,904,458	$87,876,852

Cash paid during period - Interest	$993,769	$928,474
Net cash paid during period - Taxes	$6,200,000	$10,800,000
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
Midwestern, New England, Southern and Southwestern states.
We have three segments: our investment function, our commercial lines of insurance and our personal lines of i
n
surance. The commercial lines products of our insurance subsidiaries consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies. The personal lines products of our insurance subsidiaries consist primarily of homeowners and private passenger automobile policies.
At September 30, 2021, Donegal Mutual held approximately
41
% of our outstanding Class A common stock and approximately
84
% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately
70
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
Our financial information for the interim periods included in this Form
10-Q
Report is unaudited; however, our financial information we include in this Form
10-Q
Report reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of our management, are necessary for a fair presentation of our financial position, results of operations and cash flows for those interim periods. Our results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results of operations we expect for the year ending December 31, 2021.
We recommend you read the interim financial statements we include in this Form
10-Q
Report in conjunction with the financial statements and the notes to our financial statements contained in our Annual Report on Form
10-K
for the year ended December 31, 2020.

3 -	Earnings (Loss) Per Share
We have two classes of common stock, which we refer to as our Class A common stock and our Class B common stock. Our certificate of incorporation provides that whenever our board of directors declares a dividend on our Class B common stock, our board of directors shall simultaneously declare a dividend on our Class A common stock that is payable to the holders of our Class A common stock at the same time and as of the same record date at a rate that is at least 10% greater than the rate at which our board of directors declared a dividend on our Class B common stock. Accordingly, we use the two-class method to compute our earnings (loss) per common share. The two-class method is an earnings allocation formula that determines earnings (loss) per share separately for each class of common stock based on dividends we have declared and an allocation of our remaining undistributed earnings (loss) using a participation percentage that reflects the dividend rights of each class.
The table below presents for the periods indicated a reconciliation of the numerators and denominators we used to compute basic and diluted net income (loss) per share for our Class A common stock and our Class B common stock:

	Three Months Ended September 30,
	2021		2020

	Class A	Class B	Class A	Class B

	(in thousands, except per share data)
Basic (loss) earnings per share:
Numerator:
Allocation of net (loss) income	$(5,592)	$(1,120)	$9,768	$2,069

Denominator:
Weighted-average shares outstanding	25,676	5,577	23,767	5,577

Basic (loss) earnings per share	$(0.22)	$(0.20)	$0.41	$0.37

Diluted (loss) earnings per share:
Numerator:
Allocation of net (loss) income	$(5,592)	$(1,120)	$9,768	$2,069

Denominator:
Number of shares used in basic computation	25,676	5,577	23,767	5,577
Weighted-average shares effect of dilutive securities:
Director and employee stock options	—	—	170	—

Number of shares used in diluted computation	25,676	5,577	23,937	5,577

Diluted (loss) earnings per share	$(0.22)	$(0.20)	$0.41	$0.37

	Nine Months Ended September 30,
	2021		2020
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic earnings per share:
Numerator:
Allocation of net income	$16,682	$3,300	$31,495	$6,752

Denominator:
Weighted-average shares outstanding	25,265	5,577	23,494	5,577

Basic earnings per share	$0.66	$0.59	$1.34	$1.21

Diluted earnings per share:
Numerator:
Allocation of net income	$16,682	$3,300	$31,495	$6,752

Denominator:
Number of shares used in basic computation	25,265	5,577	23,494	5,577
Weighted-average shares effect of dilutive sec u rities:
Director and employee stock options	179	—	185	—

Number of shares used in diluted computation	25,444	5,577	23,679	5,577

Diluted earnings per share	$0.66	$0.59	$1.33	$1.21

We did not include outstanding options to purchase the following number of shares of Class A common stock in our computation of diluted earnings (loss) per share because the exercise price of the options exceeded the average market price of our Class A common stock during the applicable periods.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2021	2020	2021	2020

Number of options to purchase Class A shares excluded	—	6,180,592	4,839,910	6,180,592
We did not include any effect of dilutive securities in the computation of diluted earnings (loss) per share for the three months ended September 30, 2021 because we sustained a net loss for this period.

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

5 -	Investments
The amortized cost and estimated fair values of our fixed maturities at September 30, 2021 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$93,686	$2,455	$829	$95,312
Obligations of states and political subdivisions	355,461	17,087	1,449	371,099
Corporate securities	194,188	13,496	644	207,040
Mortgage-backed securities	17,745	911	—	18,656

Totals	$661,080	$33,949	$2,922	$692,107

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$27,500	$206	$277	$27,429
Obligations of states and political subdivisions	57,221	2,048	67	59,202
Corporate securities	203,519	8,588	365	211,742
Mortgage-backed securities	218,273	4,590	745	222,118

Totals	$506,513	$15,432	$1,454	$520,491

At September 30, 2021, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $275.4 million and an amortized cost of $264.2 million. Our holdings at September 30, 2021 also included special revenue bonds with an aggregate fair value of $154.9 million and an amortized cost of $148.5 million. With respect to both categories of those bonds at September 30, 2021, we held no securities of any issuer that comprised more than 10% of our holdings of either bond category. Education bonds and water and sewer utility bonds represented 47% and 35%, respectively, of our total investments in special revenue bonds based on the carrying values of these investments at September 30, 2021. Many of the issuers of the special revenue bonds we held at September 30, 2021 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held at September 30, 2021 are similar to general obligation bonds.

1
0

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
We made reclassifications from available for sale to held to maturity of certain fixed maturities at fair value on November 30, 2013. We segregated within accumulated other comprehensive income the net unrealized losses of $15.1 million arising prior to the November 30, 2013 reclassifications. We are amortizing this balance over the remaining life of the related securities as an adjustment to yield in a manner consistent with the accretion of discount on the same fixed maturities. We recorded amortization of $
738,815
and $1.1 million in other comprehensive income
 (loss)
during the nine months ended September 30, 2021 and 2020, respectively. At September 30, 2021 and December 31, 2020, net unrealized losses of $
5.3
 million and $6.1 million, respectively, remained within accumulated other comprehensive income.

1
1

We show below the amortized cost and estimated fair value of our fixed maturities at September 30, 2021 by contractual maturity. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or pre
p
ay obligations with or without call or prepayment penalties
.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity
Due in one year or less	$36,112	$36,838
Due after one year through five years	82,968	87,988
Due after five years through ten years	232,949	244,151
Due after ten years	291,306	304,474
Mortgage-backed securities	17,745	18,656

Total held to maturity	$661,080	$692,107

Available for sale
Due in one year or less	$22,414	$22,809
Due after one year through five years	120,648	126,744
Due after five years through ten years	113,678	116,556
Due after ten years	31,500	32,264
Mortgage-backed securities	218,273	222,118

Total available for sale	$506,513	$520,491

The cost and estimated fair values of our equity securities at September 30, 2021 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value
	(in thousands)
Equity securities	$50,864	$20,576	$257	$71,183
The cost and estimated fair values of our equity securities at December 31, 2020 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value
	(in thousands)
Equity securities	$42,410	$17,103	$957	$58,556

1
2

Gross investment gains and losses before applicable income taxes for the three months and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Gross investment gains:
Fixed maturities	$86	$159	$610	$811
Equity securities	—	3,131	5,287	5,617

	86	3,290	5,897	6,428

Gross investment losses:
Fixed maturities	82	22	156	240
Equity securities	1,574	—	601	7,128

	1,656	22	757	7,368

Net investment (losses) gains	$(1,570)	$3,268	$5,140	$(940)

We recognized $
4.7
 million of gains and $
248,146
of losses on equity securities we held at September 30, 2021 in net investment gains for the nine months ended September 30, 2021. We recognized $5.6 million of gains and $3.6 million of losses on equity securities we held at September 30, 2020 in net investment losses for the nine months ended September 30, 2020.
We held fixed maturities with unrealized losses representing declines that we considered temporary at September 30, 2021 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$36,355	$566	$17,458	$540
Obligations of states and political subdivisions	77,320	1,327	6,532	189
Corporate securities	56,319	726	3,217	283
Mortgage-backed securities	75,372	742	133	3

Totals	$245,366	$3,361	$27,340	$1,015

We held fixed maturities with unrealized losses representing declines that we considered temporary at December 31, 2020 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$29,144	$345	$—	$—
Obligations of states and political subdivisions	9,362	154	—	—
Corporate securities	26,143	115	8,230	276
Mortgage-backed securities	3,091	15	236	1

Totals	$67,740	$629	$8,466	$277

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we measure investments at fair value, and we recognize changes in fair value in our results of operations. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize the impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred with respect to that security. We determine whether a credit loss has occurred by comparing the amortized cost of the debt

1
3

security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairme
n
t loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, issuer or geographic events that have negatively impacted the value of a security and rating agency downgrades. We held

139
debt securities that were in an unrealized loss position at September 30, 2021. Based upon our analysis of general market cond
i
tions and underlying factors impacting these debt securities, we considered these declines in value to be temporary.
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
Financial data by segment for the three and nine months ended September 30, 2021 and 2020 is as follows:

1
4

	Three Months Ended September 30,
	2021	2020
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$119,709	$103,436
Personal lines	76,526	81,490

GAAP premiums earned	196,235	184,926
Net investment income	7,764	7,403
Investment (losses) gains	(1,570)	3,268
Other	677	915

Total revenues	$203,106	$196,512

(Loss) income before income tax (benefit) expense:
Underwriting (loss) income:
Commercial lines	$(10,962)	$(1,703)
Personal lines	(4,976)	6,427

SAP underwriting (loss) income	(15,938)	4,724
GAAP adjustments	864	(1,576)

GAAP underwriting (loss) income	(15,074)	3,148
Net investment income	7,764	7,403
Investment (losses) gains	(1,570)	3,268
Other	250	513

(Loss) income before income tax (benefit) expense	$(8,630)	$14,332

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$344,234	$307,080
Personal lines	231,741	249,472

GAAP premiums earned	575,975	556,552
Net investment income	22,926	21,952
Investment gains (losses)	5,140	(940)
Other	2,181	2,759

Total revenues	$606,222	$580,323

Income before income tax expense:
Underwriting (loss) income:
Commercial lines	$(17,437)	$2,203
Personal lines	608	19,528

SAP underwriting (loss) income	(16,829)	21,731
GAAP adjustments	12,101	1,186

GAAP underwriting (loss) income	(4,728)	22,917
Net investment income	22,926	21,952
Investment gains (losses)	5,140	(940)
Other	480	894

Income before income tax expense	$23,818	$44,823

7 -	Borrowings
Lines of Credit
In August 2020, we entered into a credit agreement with Manufacturers and Traders Trust Company (“M&T”) that related to a $20.0 million unsecured demand line of credit. The line of credit has no expiration date, no annual fees and no covenants. At September 30, 2021, we had no outstanding borrowings from M&T and had the ability to borrow up to $20.0 million at interest rates equal to the then-current LIBOR rate plus 2.00%.
Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States h
a
s the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. Atlantic States has a fixed-rate cash advance of $35.0 million that was outstanding at September 30, 2021. The cash advance carries a fixed interest rate of 1.74% and is due in August 2024. In March 2020, Atlantic States issued $50.0 million of debt to the FHLB of Pittsburgh in exchange for a cash advance in the same amount that carried a fixed interest rate of 0.83%. Atlantic States obtained this contingent liquidity funding in light of uncertainty surrounding the economic impact of the
COVID-19
pandemic. Atlantic States repaid this advance when it became due in March 2021. The table below presents the amount of FHLB of Pittsburgh stock Atlantic States purchased, collateral pledged and assets related to Atlantic States’ membership in the FHLB of Pittsburgh at September 30, 2021.

FHLB of Pittsburgh stock purchased and owned	$1,575,600

Collateral pledged, at par (carrying value $41,831,206)	41,155,784

Borrowing capacity currently available	5,504,094
S
ubordinated Debentures
In September 2021, upon receipt of approval from the Michigan Department of Insurance and Financial Services, MIC
O repaid in full the $5.0 million surplus note held previously by Donegal Mutual, along with accrued interest of $178,082.

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
We recorded compensation expense related to our stock compensation plans of
$
181,595 and $219,051 for the three months ended September 30, 2021 and 2020, respectively, with a corresponding income tax benefit of $38,135 and $46,001, respectively. We recorded compensation expense related to our stock compensation plans of $778,763 and $863,592 for the nine months ended September 30, 2021 and 2020, respectively, with a corresponding income tax benefit of $163,540 and $181,354, respectively. At September 30, 2021, we had $852,888 of unrecognized compensation expense related to nonvested share-based compensation granted under our stock compensation plans that we expect to recognize over a weighted average period of approximately 1.4 years.
We received cash from option exercises under all stock compensation plans during the three months ended September 30, 2021 and 2020 of $
764,956
 and $8.1 million, respectively. We received cash from option exercises under all stock compensation plans during the nine months ended September 30, 2021 and 2020 of $
12.2
 million and $11.2 million, respectively. We realized actual tax benefits for the tax deductions related to those option exercises of $
16,655
and $163,245 for the three months ended September 30, 2021 and 2020, respectively. We realized actual tax benefits for the tax deductions related to those option exercises of $
437,790
and $232,123 for the nine months ended September 30, 2021 and 2020, respectively.

1
6

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
We present our investments in
available-for-sale
fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. These pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to verify that the estimates we obtain from the pricing services are representative of fair values based upon our investment personnel’s general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel regularly monitor the market, current trading ranges for similar securities and the pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, interest rates, security types and recent trading activity. Our investment personnel periodically review documentation with respect to the pricing services’ pricing methodology that they obtain to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At September 30, 2021, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at September 30, 2021, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.
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
fi
x
ed maturity and equity securities at September
30
,
2021
:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$27,429	$—	$27,429	$—
Obligations of states and political subdivisions	59,202	—	59,202	—
Corporate securities	211,742	—	211,742	—
Mortgage-backed securities	222,118	—	222,118	—
Equity securities	71,183	68,893	2,290	—

Total investments in the fair value hierarchy	$591,674	$68,893	$522,781	$—

The following table presents our fair value measurements for our investments in
a
v
ailable-for-sale
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
At September 30, 2021 and December 31, 2020, respectively, we had no material unrecognized tax benefits or accrued interest and penalties. Tax years 2016 through 2020 remained open for examination at September 30, 2021. We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of our tax assets. We established a valuation allowance of $
7.9
 million for our net state operating loss carryforward. We have determined that we are not required to establish a valuation allowance for our other deferred tax assets of $
28.1
 million and $26.7 million at September 30, 2021 and December 31, 2020, respectively, because it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income and the implementation of tax planning strategies.
On March 27, 2020, the Coronavirus Aid, Relief and Security Act (the “CARES Act”) was signed into law. The CARES Act amended net operating loss provisions in effect prior to its enactment. The CARES Act allows for the carryback of losses arising in taxable years beginning after December 31, 2017 and before January 1, 2021 to each of the five taxable years preceding the taxable year of such loss. As a result, we filed amended tax returns in 2020 to carry back net operating losses from taxable year 2018 to past tax years. We recorded a tax benefit of $1.6 million in the first quarter of 2020 in anticipation of a refund of taxes we paid in prior years as a result of the carryback.

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
We summarize activity in our insurance subsidiaries’ liabilities for losses and loss expenses as follows:

	Nine Months Ended September 30,
	2021	2020

	(in thousands)
Balance at January 1	$962,007	$869,674
Less reinsurance recoverable	(404,818)	(362,768)

Net balance at January 1	557,189	506,906

Incurred related to:
Current year	407,193	353,798
Prior years	(25,874)	(10,321)

Total incurred	381,319	343,477

Paid related to:
Current year	183,165	169,610
Prior years	149,910	139,024

Total paid	333,075	308,634

Net balance at end of period	605,433	541,749
Plus reinsurance recoverable	444,730	400,181

Balance at end of period	$1,050,163	$941,930

Our insurance subsidiaries
recognized a decrease in their liabilities for losses and loss expenses of prior years of $
25.9
 million
and $10.3 million for the nine months ended September 30, 2021 and 2020, respectively. Our insurance sub
s
idiaries made no significant changes in their reserving philosophy or claims management personnel, and they have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those years. The 2021 development represented
4.6
% of the December 31, 2020 net carried reserves and resulted primarily from lower-than-expected loss emergence or severity in nearly all lines of business. The majority of the 2021 development related to decreases in the liabilities for losses and loss expenses of prior years for Atlantic States and MICO. The 2020 development represented 2.0% of the December 31, 2019 net carried reserves and resulted primarily from lower-than-expected severity in nearly all lines of business, with the exception of modest higher-than-expected severity in commercial automobile. The majority of the 2020 development related to decreases in the liabilities for losses and loss expenses of prior years for Atlantic States and MICO.
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
Our insurance subsidiaries determine incurred but not reported (“IBNR”) reserves by subtracting the cumulative loss and loss expense amounts our insurance subsidiaries have paid and the case reserves our insurance subsidiaries have established at the balance sheet date from their actuaries’ estimate of the ultimate cost of losses and loss expenses. Accordingly, the IBNR reserves of our insurance subsidiaries include their actuaries’ projections of the cost of unreported claims as well as their actuaries’ projected development of case reserves on known claims and reopened claims. Our insurance subsidiaries’ methodology for estimating IBNR reserves has been in place for many years, and their actuaries made no significant changes to that methodology during the nine months ended September 30, 2021.

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
The actuaries use a variety of actuarial methods to estimate the ultimate cost of losses and loss e
x
penses. These methods include paid loss development, incurred loss development and the Bornhuetter-Ferguson method. The actuaries base their selection of a point estimate on a judgmental weighting of the estimates each of these methods produce.
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

Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced an increase in claims severity and a lengthening of the claim settlement periods on bodily injury claims during the past several years. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements on bodily injury claims. In addition, the
COVID-19
pandemic and related government mandates and restrictions resulted in various changes from historical claims reporting and settlement trends during 2020 and 2021. Related uncertainties regarding future trends include social inflation, supply chain disruption, the rate of plaintiff attorney involvement in claims and the cost of medical technologies and procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liabilities for losses and loss expenses will likely differ from the amount recorded at September 30, 2021. For every 1% change in our insurance subsidiaries’ loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax
results of operations would be approximately $6.1 million.
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
Our insurance subsidiaries’ liabilities for losses and loss expenses by major line of business at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020

	(in thousands)
Commercial lines:
Automobile	$164,141	$151,813
Workers’ compensation	122,733	118,037
Commercial multi-peril	153,265	126,299
Other	17,291	13,212

Total commercial lines	457,430	409,361

Personal lines:
Automobile	115,619	120,861
Homeowners	24,454	20,976
Other	7,930	5,991

Total personal lines	148,003	147,828

Total commercial and personal lines	605,433	557,189
Plus reinsurance recoverable	444,730	404,818

Total liabilities for losses and loss expenses	$1,050,163	$962,007

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

Percentage Change in Loss and Loss Expense Reserves Net of Reinsurance	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at September 30, 2021	Percentage Change in Stockholders’ Equity at September 30, 2021(1)	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2020	Percentage Change in Stockholders’ Equity at December 31, 2020(1)

(dollars in thousands)
(10.0)%	$544,890	8.9%	$501,470	8.5%
(7.5)	560,026	6.7	515,400	6.4
(5.0)	575,161	4.4	529,330	4.3
(2.5)	590,297	2.2	543,259	2.1
Base	605,433	—	557,189	—
2.5	620,569	(2.2)	571,119	(2.1)
5.0	635,705	(4.4)	585,048	(4.3)
7.5	650,840	(6.7)	598,978	(6.4)
10.0	665,976	(8.9)	612,908	(8.5)

(1)	Net of income tax effect.

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
The following table provides a reconciliation of our net premiums earned to our net premiums written for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2021	2020	2021	2020

	(in thousands)
Net premiums earned	$196,235	$184,926	$575,975	$556,552
Change in net unearned premiums	780	(4,146)	46,507	16,168

Net premiums written	$197,015	$180,780	$622,482	$572,720

Statutory Combined Ratio
The combined ratio is a standard measurement of underwriting profitability for an insurance company. The combined ratio does not reflect investment income, net investment gains or losses, federal income taxes or other non-operating
income or expense. A combined ratio of less than 100% generally indicates underwriting profitability.
The statutory combined ratio is a
non-GAAP
financial measure that is based upon amounts determined under SAP. We calculate our statutory combined ratio as the sum of:

•	the statutory loss ratio, which is the ratio of calendar-year net incurred losses and loss expenses, excluding anticipated salvage and subrogation recoveries, to net premiums earned;

•	the statutory expense ratio, which is the ratio of expenses incurred for net commissions, premium taxes and underwriting expenses to net premiums written; and

•	the statutory dividend ratio, which is the ratio of dividends to holders of workers’ compensation policies to net premiums earned.
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

Combined Ratios
The following table presents comparative details with respect to our GAAP and statutory combined ratios for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2021	2020	2021	2020

GAAP Combined Ratios (Total Lines)
Loss ratio (non-weather)	66.3%	56.3%	59.8%	54.1%
Loss ratio (weather-related)	9.2	9.1	6.4	7.6
Expense ratio	31.5	31.9	33.9	33.2
Dividend ratio	0.7	1.0	0.7	1.0

Combined ratio	107.7%	98.3%	100.8%	95.9%

Statutory Combined Ratios
Commercial lines:
Automobile	111.9%	109.9%	106.7%	110.5%
Workers’ compensation	109.0	86.8	96.0	85.9
Commercial multi-peril	116.9	109.2	106.5	98.1
Other	64.0	93.5	67.2	79.5
Total commercial lines	109.4	102.4	101.1	97.3
Personal lines:
Automobile	102.0	89.0	95.4	88.6
Homeowners	117.5	97.7	107.4	99.3
Other	65.4	84.0	72.2	76.5
Total personal lines	105.2	91.9	98.2	91.6
Total commercial and personal lines	107.7	97.7	100.0	94.7

Results of Operations - Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Net Premiums Earned.
Our insurance subsidiaries’ net premiums earned for the third quarter of 2021 were $196.2 million, an increase of $11.3 million, or
6.1%, compared to $184.9 million for the third quarter of 2020, primarily reflecting the inclusion of the business of the Mountain States Insurance Group in the underwriting pool beginning with policies effective in 2021, as well as new business growth and renewal premium increases.
Net Premiums Written.
Our insurance subsidiaries’ net premiums written for the three months ended
September 30, 2021 were $197.0 million, an increase of $16.2 million, or
9.0%, from the $180.8 million of net premiums written for the third quarter of 2020. Commercial lines net premiums written increased $17.3 million, or 17.6%, for the third quarter of 2021 compared to the third quarter of 2020. We attribute the increase in commercial lines net premiums written primarily to the inclusion of the business of the Mountain States Insurance Group in the underwriting pool beginning with policies effective in 2021, as well as new business growth and renewal premium increases. Personal lines net premiums written decreased $1.1 million, or
1.3%, for the third quarter of 2021 compared to the third quarter of 2020. We attribute the decrease in personal lines net premiums written primarily to net attrition as a result of measures our insurance subsidiaries have implemented to improve underwriting profitability, partially offset by the impact of premium rate increases our insurance subsidiaries have implemented. Net premiums written for the third quarter of 2020 reflected premium reductions MICO’s policyholders requested following the July 1, 2020 effective date of no-fault
reform legislation in the state of Michigan.
Investment Income.
Our net investment income was $7.8 million for the third quarter of 2021, compared to $7.4 million for the third quarter of 2020. We attribute the increase primarily to an increase in average invested assets.
Net Investment (Losses) Gains.
Net investment losses for the third quarter of 2021 were $1.6 million, compared to net investment gains of $3.3 million for the third quarter of 2020. The net investment losses and gains for the third quarters of 2021 and 2020, respectively, resulted primarily from the net change in unrealized gains and losses within our equity securities portfolio at September 30, 2021 and 2020, respectively. We did not recognize any impairment losses in our investment portfolio during the third quarter of 2021 or 2020.
Losses and Loss Expenses.
Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, was 75.5% for the third quarter of 2021, an increase from our insurance subsidiaries’ loss ratio of 65.4% for the third quarter of 2020. We attribute this increase primarily to increased frequency of personal automobile claims compared to the third quarter of 2020, when lower driving activity resulted from
COVID-19
related shutdowns, higher severity of workers’ compensation losses and elevated fire losses, including $6.0 million from three individual losses that exceeded our per-risk
reinsurance retention amount, that primarily impacted the loss ratios for our homeowners and commercial multi-peril lines of business. Weather-related losses of $18.0 million, or 9.2 percentage points of the loss ratio, for the third quarter of 2021, decreased from $16.9 million, or 9.1 percentage points of the loss ratio, for the third quarter of 2020. Weather-related loss activity for the third quarter of 2021 was higher than our previous five-year average of $16.4 million for third quarter weather-related losses. On a statutory basis, our insurance subsidiaries’ commercial lines loss ratio was 76.3% for the third quarter of 2021, compared to 68.2% for the third quarter of 2020, primarily due to an increase in the commercial automobile, commercial multi-peril and workers’ compensation loss ratios. The personal lines statutory loss ratio of our insurance subsidiaries increased to 75.0% for the third quarter of 2021, compared to 61.1% for the third quarter of 2020. We attribute this increase primarily to an increase in the personal automobile and homeowners’ loss ratios. Our insurance subsidiaries experienced favorable loss reserve development of approximately $4.3 million during the third quarter of 2021. Our insurance subsidiaries experienced unfavorable loss reserve development of approximately $542,000 during the third quarter of 2020.
Underwriting Expenses.
The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 31.5% for the third quarter of 2021, compared to 31.9% for the third quarter of 2020. The decrease in the expense ratio primarily reflected a decrease in our underwriting-based incentive costs for our agents and employees, offset partially by higher technology systems-related expenses during the third quarter of 2021 compared to the third quarter of 2020.
Combined Ratio.
The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were 107.7% and 98.3% for the three months ended September 30, 2021 and 2020, respectively. We attribute the increase in the combined ratio primarily to an increase in the loss ratio for the third quarter of 2021 compared to the third quarter of 2020.
Interest Expense.
Our interest expense for the third quarter of 2021 was $209,547, compared to $219,039 for the third quarter of 2020. We attribute the decrease to lower average borrowings under our lines of credit during the third quarter of 2021 compared to the third quarter of 2020.

Income Tax (Benefit) Expense.
We recorded an income tax benefit of $1.9 million for the third quarter of 2021. We recorded income tax expense of $2.5 million for the third quarter of 2020, representing an effective tax rate of 17.4%. The income tax benefit and expense for the third quarters of 2021 and 2020 represented estimates based on our projected annual taxable income and effective tax rates.
Net (Loss) Income and (Loss) Income Per Share.
Our net loss for the third quarter of 2021 was $6.7 million, or $.22 per share of Class A common stock and $.20 per share of Class B common stock, compared to net income of $11.8 million, or $.41 per share of Class A common stock on a diluted basis and $.37 per share of Class B common stock, for the third quarter of 2020. We had 25.7 million and 24.1 million Class A shares outstanding at September 30, 2021 and 2020, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.
Results of Operations - Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Net Premiums Earned.
Our insurance subsidiaries’ net premiums earned for the first nine months of 2021 were $576.0 million, an increase of $19.4 million, or 3.5%, compared to $556.6 million for the first nine months of 2020, primarily reflecting the inclusion of the business of the Mountain States Insurance Group in the underwriting pool beginning with policies effective in 2021, as well as new business growth and renewal premium increases.
Net Premiums Written.
Our insurance subsidiaries’ net premiums written for the nine months ended
September 30, 2021 were $622.5 million, an increase of $49.8 million, or 8.7%, from the $572.7 million of net premiums written for the first nine months of 2020. Commercial lines net premiums written increased $61.5 million, or 18.7%, for the first nine months of 2021 compared to the first nine months of 2020. We attribute the increase in commercial lines net premiums written primarily to the inclusion of the business of the Mountain States Insurance Group in the underwriting pool beginning with policies effective in 2021, as well as new business growth and renewal premium increases. Personal lines net premiums written decreased $11.7 million, or 4.8%, for the first nine months of 2021 compared to the first nine months of 2020. We attribute the decrease in personal lines net premiums written primarily to net attrition as a result of measures our insurance subsidiaries have implemented to improve underwriting profitability, partially offset by the impact of premium rate increases our insurance subsidiaries have implemented.
Investment Income.
Our net investment income was $22.9 million for the first nine months of 2021, compared to $22.0 million for the first nine months of 2020. We attribute the increase primarily to an increase in average invested assets.
Net Investment Gains (Losses).
Net investment gains for the first nine months of 2021 were $5.1 million, compared to net investment losses of $940,488 for the first nine months of 2020. The net investment gains for the first nine months of 2021 resulted primarily from unrealized gains within our equity securities portfolio at September 30, 2021. The net investment losses for the first nine months of 2020 resulted primarily from realized losses on sales of equity securities, offset partially by unrealized gains in the fair value of equity securities held at September 30, 2020. We did not recognize any impairment losses in our investment portfolio during the first nine months of 2021 or 2020.
Losses and Loss Expenses
. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, was
66.2% for the first nine months of 2021, an increase from our insurance subsidiaries’ loss ratio of 61.7% for the first nine months of 2020. We attribute this increase primarily to increased frequency of personal automobile claims compared to the first nine months of 2020, when lower driving activity resulted from
COVID-19
related shutdowns, and elevated fire losses that primarily impacted the loss ratios for our homeowners and commercial multi-peril lines of business. Weather-related losses of $36.6 million, or 6.4 percentage points of the loss ratio, for the first nine months of 2021, decreased from $42.5 million, or 7.6 percentage points of the loss ratio, for the first nine months of 2020. On a statutory basis, our insurance subsidiaries’ commercial lines loss ratio was 66.4% for the first nine months of 2021, compared to 63.1% for the first nine months of 2020, primarily due to an increase in the commercial multi-peril and workers’ compensation loss ratios. The personal lines statutory loss ratio of our insurance subsidiaries increased to
66.5% for the first nine months of 2021, compared to 59.8% for the first nine months of 2020. We attribute this increase primarily to an increase in the personal automobile and homeowners’ loss ratios. Our insurance subsidiaries experienced favorable loss reserve development of approximately $25.9 million and $10.3 million during the first nine months of 2021 and 2020, respectively.
Underwriting Expenses.
The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 33.9% for the first nine months of 2021, compared to 33.2% for the first nine months of 2020. The increase in the expense ratio primarily reflected an increase in technology systems-related expenses, higher agency growth incentive and underwriting-based incentive costs for our agents during the first nine months of 2021 compared to the first nine months of 2020.

Combined Ratio.
The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were
100.8% and 95.9% for the first nine months of 2021 and 2020, respectively. We attribute the increase in the combined ratio primarily to an increase in the loss ratio for the first nine months of 2021 compared to the first nine months of 2020.
Interest Expense.
Our interest expense for the first nine months of 2021 was $739,163, compared to $871,461 for the first nine months of 2020. We attribute the decrease to lower average borrowings under our lines of credit during the first nine months of 2021 compared to the first nine months of 2020.
Income Taxes.
We recorded income tax expense of $3.8 million for the first nine months of 2021, representing an effective tax rate of 16.1%. We recorded income tax expense of $6.6 million for the first nine months of 2020, representing an effective tax rate of 14.7%. The income tax expense and effective tax rate for the first nine months of 2021 represented an estimate based on our projected annual taxable income. Income tax expense for the first nine months of 2020 included a $1.6 million income tax benefit related to the anticipated carryback of 2018 net operating losses to past tax years with higher statutory income tax rates than are currently in effect, as allowed under the Coronavirus Aid, Relief and Economic Security Act that was enacted in March 2020.
Net Income and Income Per Share.
Our net income for the first nine months of 2021 was $20.0 million, or $.66 per share of Class A common stock on a diluted basis and $.59 per share of Class B common stock, compared to $38.2 million, or $1.33 per share of Class A common stock on a diluted basis and $1.21 per share of Class B common stock, for the first nine months of 2020. We had 25.7 million and 24.1 million Class A shares outstanding at September 30, 2021 and 2020, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.
Liquidity and Capital Resources
Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as such obligations and needs arise. Our major sources of funds from operations are the net cash flows we generate from our insurance subsidiaries’ underwriting results, investment income and investment maturities.
Our operations have historically generated sufficient net positive cash flow to fund our commitments and add to our investment portfolio, thereby increasing future investment returns and enhancing our liquidity. The impact of the pooling agreement between Donegal Mutual and Atlantic States has historically been cash-flow positive because of the consistent underwriting profitability of the pool. Donegal Mutual and Atlantic States settle their respective obligations to each other under the pool monthly, thereby resulting in cash flows substantially similar to the cash flows that would result from each company writing the business directly. We have not experienced any unusual variations in the timing of claim payments associated with the loss reserves of our insurance subsidiaries. We maintain significant liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective, thereby providing an additional measure of liquidity to meet our obligations should an unexpected variation occur in the future. Our operating activities provided net cash flows in the first nine months of 2021 and 2020 of $58.5 million and $68.5 million, respectively.
At September 30, 2021, we had no outstanding borrowings under our line of credit with M&T and had the ability to borrow up to $20.0 million at interest rates equal to the then-current LIBOR rate plus 2.00%. At September 30, 2021, Atlantic States had $35.0 million in outstanding advances with the FHLB of Pittsburgh that carry a fixed interest rate of 1.74%. In September 2021, upon receipt of approval from the Michigan Department of Insurance and Financial Services, MICO repaid in full the $5.0 million surplus note held previously by Donegal Mutual, along with accrued interest of $178,082.
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
On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the SEC and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the nine months ended September 30, 2021 or 2020. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through September 30, 2021.
On October 21, 2021, our board of directors declared quarterly cash dividends of 16.0 cents per share of our Class A common stock and 14.25 cents per share of our Class B common stock, payable on November 15, 2021 to our stockholders of record as of the close of business on November 1, 2021. We are not subject to any restrictions on our payment of dividends to our stockholders, although there are state law restrictions on the payment of dividends by our insurance subsidiaries to us. Dividends from our insurance subsidiaries are our principal source of cash for payment of dividends to our stockholders. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk based capital (“RBC”) requirements that limit their ability to pay dividends to us. Our insurance subsidiaries’ statutory capital and surplus at December 31, 2020 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin. Our insurance subsidiaries paid $5.0 million in dividends to us during the first nine months of 2021. Amounts remaining available for distribution to us as dividends from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities in 2021 are $28.0 million from Atlantic States, $300,000 from Southern, $5.9 million from Peninsula and $12.2 million from MICO, or a total of approximately $46.4 million.
At September 30, 2021, we had no material commitments for capital expenditures.
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

There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2020 through September 30, 2021.
Item 4.   Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act). Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at September 30, 2021, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information we are required to disclose in the reports that we file or submit under the Exchange Act, and our disclosure controls and procedures were also effective to ensure that information we disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
10-K
Report during the nine months ended September 30, 2021.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.   Defaults upon Senior Securities.
None.
Item 4.   Mine Safety Disclosure.
Not Applicable.
Item 5.   Other Information.
None.

Item 6.   Exhibits.

Exhibit No.	Description

10.1	Donegal Group Inc. 2021 Employee Stock Purchase Plan.	(a)

Exhibit 31.1	Certification of Chief Executive Officer	Filed herewith

Exhibit 31.2	Certification of Chief Financial Officer	Filed herewith

Exhibit 32.1	Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Title 18 of the United States Code	Filed herewith

Exhibit 32.2	Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Title 18 of the United States Code	Filed herewith

Exhibit 101.INS	XBRL Instance Document	Filed herewith

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

Exhibit 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(a)
We incorporate such exhibit by reference to the description of such plan in Registrant’s definitive proxy statement for its Annual Meeting of Stockholders held on April 15, 2021 filed on March 15, 2021.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONEGAL GROUP INC.

November 5, 2021	By:	/s/ Kevin G. Burke
Kevin G. Burke, President and Chief Executive Officer

November 5, 2021	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Executive Vice President
and Chief Financial Officer