Form 10-K
period 2021-12-31
DONEGAL GROUP INC
filed 2022-03-07
CIK 800457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $227,763,077.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 25,787,922 shares of Class A common stock and 5,576,775 shares of Class B common stock outstanding on March 1, 2022.

Documents Incorporated by Reference

The registrant incorporates by reference portions of the registrant’s definitive proxy statement relating to registrant’s annual meeting of stockholders to be held April 21, 2022 into Part III of this report.

DONEGAL GROUP INC.

(i)

Index
PART I

Item 1.	Business.

Introduction

Donegal Group Inc., or DGI, is an insurance holding company whose insurance subsidiaries and affiliates offer property and casualty insurance in 24 Mid-Atlantic, Midwestern, New England, Southern and Southwestern states. DGI has no significant business operations and is separate and distinct from its insurance subsidiaries. As used in this Form 10-K Report, the terms “we,” “us” and “our” refer to Donegal Group Inc. and its insurance subsidiaries. Our Class A common stock and our Class B common stock trade on the NASDAQ Global Select Market under the symbols “DGICA” and “DGICB,” respectively.

Donegal Mutual Insurance Company, or Donegal Mutual, organized us as an insurance holding company on August 26, 1986. At December 31, 2021, Donegal Mutual held approximately 41% of our outstanding Class A common stock and approximately 84% of our outstanding Class B common stock. Donegal Mutual’s ownership provides Donegal Mutual with approximately 70% of the combined voting power of our outstanding shares of Class A common stock and our outstanding shares of Class B common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to an intercompany pooling agreement and other intercompany agreements and transactions we describe in Note 3 of the Notes to Consolidated Financial Statements. While maintaining the separate corporate existence of each company, our insurance subsidiaries conduct business together with Donegal Mutual and its insurance subsidiaries as the Donegal Insurance Group. The Donegal Insurance Group is not a legal entity, is not an insurance company and does not issue or administer insurance policies. Rather, it is a trade name that refers to the group of insurance companies that are affiliated with Donegal Mutual.

At December 31, 2021,  we had three segments: our investment function, our commercial lines of insurance and our personal lines of insurance. We set forth financial information about these segments in Note 19 of the Notes to Consolidated Financial Statements. The commercial lines products of our insurance subsidiaries consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies. The personal lines products of our insurance subsidiaries consist primarily of homeowners and private passenger automobile policies.

Our insurance subsidiaries and Donegal Mutual provide their policyholders with a selection of insurance products and pursue profitability by adhering to a strict underwriting discipline. Our insurance subsidiaries derive a substantial portion of their insurance business from smaller to mid-sized regional communities. We believe this focus provides our insurance subsidiaries with competitive advantages in terms of local market knowledge, marketing, underwriting, claims servicing and policyholder service. At the same time, we believe our insurance subsidiaries have cost advantages over many smaller regional insurers that result from economies of scale our insurance subsidiaries realize through centralized accounting, administrative, data processing, investment and other services.

We believe we have a substantial opportunity, as a well-capitalized regional insurance holding company with a solid business strategy, to grow profitably and compete effectively with larger national property and casualty insurers. Our downstream holding company structure, with Donegal Mutual holding approximately 70% of the combined voting power of our common stock, has proven its effectiveness and success over the 35 years of our existence. Over that time period, we have grown significantly in terms of revenue and financial strength, and the Donegal Insurance Group has developed an excellent reputation as a regional group of property and casualty insurers.

We have been an effective consolidator of smaller “main street” property and casualty insurance companies. While we are currently placing less emphasis on pursuing acquisitions due to several ongoing major initiatives to enhance our technology infrastructure as well as our analytical and processing capabilities, we expect to continue to acquire other insurance companies to expand our business in a given region over time. Since 1998, we and Donegal Mutual have completed seven transactions involving acquisitions of property and casualty insurance companies or participation in the business of property and casualty insurance companies through Donegal Mutual’s entry into quota-share reinsurance agreements with them.

Index
Donegal Mutual completed the merger of Mountain States Mutual Casualty Company, or Mountain States, with and into Donegal Mutual effective May 25, 2017. Donegal Mutual was the surviving company in the merger, and Mountain States’ insurance subsidiaries, Mountain States Indemnity Company and Mountain States Commercial Insurance Company (collectively, the "Mountain States insurance subsidiaries"), became insurance subsidiaries of Donegal Mutual upon completion of the merger. Upon completion of the merger, Donegal Mutual assumed all of the policy obligations of Mountain States and began to market its products together with the Mountain States insurance subsidiaries as the Mountain States Insurance Group in four Southwestern states. Donegal Mutual also entered into a 100% quota-share reinsurance agreement with the Mountain States insurance subsidiaries on the merger date. Beginning with policies effective in 2021, Donegal Mutual began to place the business of the Mountain States Insurance Group into the underwriting pool we describe in “History and Organizational Structure.” As a result, our consolidated financial results through December 31, 2020 excluded the results of the Mountain States Insurance Group operations in those Southwestern states.

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

History and Organizational Structure

In the mid-1980’s, Donegal Mutual, as a mutual insurance company, recognized the desirability of developing additional sources of capital and surplus so it could remain competitive, expand its business and ensure its long-term viability.  Accordingly, Donegal Mutual determined that the implementation of a downstream holding company structure was a viable business strategy to accomplish that objective.  Thus, in 1986, Donegal Mutual formed us as a downstream holding company, and we incorporated in the state of Delaware as Donegal Group Inc. After Donegal Mutual formed us, we in turn formed Atlantic States as our wholly owned property and casualty insurance company subsidiary.

Index
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

The member companies of the Donegal Insurance Group, which include our insurance subsidiaries, share a combined business plan to enhance market penetration and underwriting profitability objectives. We believe Donegal Mutual’s majority interest in the combined voting power of our Class A common stock and of our Class B common stock fosters our ability to implement our business philosophies, enjoy management continuity, maintain superior employee relations and provide a stable environment within which we can grow our businesses.

The products the member companies of the Donegal Insurance Group offer are generally complementary, which permits the Donegal Insurance Group to offer a broad range of products in a given market and to expand the Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account.  Distinctions within the products the member companies of the Donegal Insurance Group offer generally relate to specific risk profiles within similar classes of business, such as preferred tier products versus standard tier products.  The member companies of the Donegal Insurance Group do not allocate all of the standard risk gradients to one company.  As a result, the underwriting profitability of the business the individual companies write directly will vary.  However, the underwriting pool homogenizes the risk characteristics of all business that Donegal Mutual and Atlantic States write directly and all business that Donegal Mutual assumes from its affiliates and places into the underwriting pool.  The business Atlantic States derives from the underwriting pool represents a significant percentage of our total consolidated revenues.

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

In addition to Atlantic States, our insurance subsidiaries are Southern Insurance Company of Virginia, or Southern, The Peninsula Insurance Company and its wholly owned subsidiary, Peninsula Indemnity Company, or collectively, Peninsula, and Michigan Insurance Company, or MICO. Donegal Mutual has a 100% quota-share reinsurance agreement with Southern Mutual Insurance Company, or Southern Mutual, and Donegal Mutual places its assumed business from Southern Mutual into the underwriting pool. Donegal Mutual wholly owns and has a 100% quota-share reinsurance agreement with the Mountain States insurance subsidiaries. Beginning with policies effective in 2021, Donegal Mutual places its assumed business from the Mountain States insurance subsidiaries into the underwriting pool.

Index
The following chart depicts our organizational structure, including all of our property and casualty insurance subsidiaries  and affiliates:

(1)          Because of the different relative voting power of our Class A common stock and our Class B common stock, our public stockholders hold approximately 30% of the combined voting power of our Class A common stock and our Class B common stock and Donegal Mutual holds approximately 70% of the combined voting power of our Class A common stock and our Class B common stock.

Index
Relationship with Donegal Mutual

Donegal Mutual provides facilities, management and other services to us and our insurance subsidiaries. In addition, Donegal Mutual purchases and maintains the information technology systems that support the business of Donegal Mutual and our insurance subsidiaries. Donegal Mutual allocates certain related expenses to Atlantic States in accordance with the relative participation of Donegal Mutual and Atlantic States in the pooling agreement. Our insurance subsidiaries other than Atlantic States reimburse Donegal Mutual for allocated costs of services Donegal Mutual provides on their behalf based on their proportion of the total direct premiums written of the Donegal Insurance Group and other metrics. Allocated expenses from Donegal Mutual for services it provided to Atlantic States and our other insurance subsidiaries totaled $186.6 million, $153.9 million and $134.1 million for 2021, 2020 and 2019, respectively. To enhance process efficiencies, Donegal Mutual paid certain expenses directly in 2021 that our insurance subsidiaries paid directly in 2020, resulting in higher allocations of expenses from Donegal Mutual to our insurance subsidiaries and lower direct expense payments by our insurance subsidiaries in 2021 compared to 2020.

Donegal Mutual is the employer of record for all personnel who provide services for our insurance subsidiaries. Donegal Mutual strives to maintain a culture that is based on integrity and respect, with an environment designed to facilitate excellent service to the agents and customers of the Donegal Insurance Group. At December 31, 2021, Donegal Mutual had 838 employees, of which 488 were based in its Marietta, Pennsylvania headquarters and 350 were based in regional offices or were permanent remote employees. There were 829 full-time employees and 9 part-time employees. Due to health and safety concerns related to the COVID-19 pandemic, many of Donegal Mutual's employees continue to work remotely from their homes or follow a hybrid schedule that includes working several days in their assigned office to allow for enhanced collaboration and interaction with other employees. Donegal Mutual targets employee compensation that is competitive and consistent with an employee's position, knowledge, experience and skill level. Donegal Mutual provides annual wage increases that are based on merit. Donegal Mutual provides an annual cash incentive plan for all of its employees that provides an opportunity for Donegal Mutual's employees to earn a bonus as a percentage of their annual wages that varies based on the level of underwriting profit Donegal Insurance Group achieves for a calendar year. In addition, Donegal Mutual provides to its full-time employees a comprehensive employee benefits program, including medical, dental and vision insurance, paid time off, and a 401(k) retirement plan that includes company matching provisions. Donegal Mutual also provides substantial training, development and wellness programs and resources to its employees.

Our insurance subsidiaries have a catastrophe reinsurance agreement with Donegal Mutual, pursuant to which Donegal Mutual provides coverage for losses related to any catastrophic occurrence over a set retention of $2.0 million for each  participating insurance subsidiary, with a combined retention of $5.0 million for a catastrophe involving a combination of participating insurance subsidiaries, up to the amount Donegal Mutual and our insurance subsidiaries retain under catastrophe reinsurance agreements with unaffiliated reinsurers. The purpose of the catastrophe reinsurance agreement is to lessen the effects of an accumulation of losses arising from one event to levels that are appropriate given each subsidiary’s size, underwriting profile and surplus.

Donegal Mutual had a quota-share reinsurance agreement with MICO for policies effective through December 31, 2021. The purpose of the quota-share reinsurance agreement with MICO was to transfer to Donegal Mutual 25% of the premiums and losses related to MICO’s business. Donegal Mutual placed its assumed business from MICO into the underwriting pool. Donegal Mutual and MICO terminated this reinsurance agreement on a run-off basis effective January 1, 2022. As a result, MICO will retain 100% of its net premiums and losses beginning with policies effective as of that date.

Donegal Mutual had a quota-share reinsurance agreement with Peninsula for policies effective through December 31, 2021. The purpose of the quota-share reinsurance agreement with Peninsula was to transfer to Donegal Mutual 100% of the premiums and losses related to the workers’ compensation product line of Peninsula in certain states. Donegal Mutual placed its assumed business from Peninsula into the underwriting pool. Donegal Mutual and Peninsula terminated this reinsurance agreement on a run-off basis effective January 1, 2022. As a result, Peninsula will retain 100% of its net workers’ compensation premiums and losses beginning with policies effective as of that date.

Index
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

The coordinating committee also meets annually to review each existing agreement between Donegal Mutual and us or our insurance subsidiaries, including all reinsurance agreements between Donegal Mutual and our insurance subsidiaries. The purpose of this annual review is to examine the results of the agreements over the past year and, in the case of reinsurance agreements, over several years and to determine if the results of the existing agreements remain fair and equitable to us and our stockholders and fair and equitable to Donegal Mutual and its policyholders or if Donegal Mutual and we should mutually agree to certain adjustments to the terms of the agreements. In the case of reinsurance agreements, the annual adjustments typically relate to the reinsurance premiums and loss retention amounts. These agreements are ongoing in nature and will continue in effect throughout 2022 in the ordinary course of our business.

Our members on the coordinating committee, as of the date of this Form 10-K Report, are Barry C. Huber and Richard D. Wampler, II. Donegal Mutual’s members on the coordinating committee as of such date are Michael W. Brubaker and Cyril J. Greenya. We refer to our proxy statement for our annual meeting of stockholders to be held on April 21, 2022 for further information about the members of the coordinating committee.

We believe our relationships with Donegal Mutual offer us and our insurance subsidiaries a number of competitive advantages, including the following:

•	enabling our stable management, the consistent underwriting discipline of our insurance subsidiaries, external growth, long-term profitability and financial strength;

•	creating operational and expense synergies from the combination of resources and integrated operations of the Donegal Insurance Group;

•	producing more stable and uniform underwriting results for our insurance subsidiaries over extended periods of time than we could achieve without our relationship with Donegal Mutual;

•
providing opportunities for growth because of the ability of Donegal Mutual to affiliate and enter into reinsurance agreements with, or otherwise acquire control of, mutual insurance companies and place the business it assumes into the underwriting pool; and

Index
•	providing Atlantic States with a significantly larger underwriting capacity because of the underwriting pool Donegal Mutual and Atlantic States have maintained since 1986.

In the first quarter of 2022, our board of directors and the board of directors of Donegal Mutual each undertook a review of the relationships between Donegal Mutual and DGI and determined that continuing the current relationships and the current corporate structure of Donegal Mutual and DGI is in the best interests of DGI and its various constituencies.

Business Strategy

We and Donegal Mutual are focused on several primary strategies, including achieving sustained excellent financial performance, strategically modernizing our operations and processes to transform our business, capitalizing on opportunities to grow profitably and delivering a superior experience to our agents and policyholders. Our strategies are designed to provide value to the policyholders of Donegal Mutual and our respective insurance subsidiaries and, ultimately, to provide value to our stockholders. The annual net premiums earned of our insurance subsidiaries have increased from $301.5 million in 2006 to $776.0 million in 2021, a compound annual growth rate of 6.5%.

The combined ratio of our insurance subsidiaries and that of the United States property and casualty insurance industry as computed using United States generally accepted accounting principles, or GAAP, and statutory accounting principles, or SAP, for the years 2017 through 2021 are shown in the following table:

	2021	2020	2019	2018	2017
Our GAAP combined ratio	101.0%	96.0%	99.5%	110.1%	103.0%
Our SAP combined ratio	100.8	95.4	98.7	109.4	101.7
Industry SAP combined ratio (1)	101.8	98.8	98.9	99.2	103.9

(1)	As reported (projected for 2021) by A.M. Best Company.

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

A detailed review of our business strategies follows:

•	Achieving sustained excellent financial performance.

Our insurance subsidiaries seek to achieve consistent underwriting profitability. Underwriting profitability is a fundamental component of our long-term financial strength because it allows our insurance subsidiaries to generate profits without relying exclusively on their investment income for profitability. Our insurance subsidiaries seek to enhance their underwriting results by:

•	carefully selecting the product lines they underwrite;

•	carefully selecting the individual risks they underwrite;

•	utilizing data analytics and predictive modeling tools to inform risk selection and pricing decisions;

•	managing their property exposures in catastrophe-prone areas; and

Index
•	evaluating their claims history on a regular basis to ensure the adequacy of their underwriting guidelines and product pricing.

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

Our insurance subsidiaries monitor the performance of the product lines they underwrite and the geographies in which they offer their insurance products. Our insurance subsidiaries take specific actions to remediate underperforming product lines or geographies that include pricing increases, underwriting adjustments, reunderwriting initiatives as well as discontinuing a given product or withdrawing from a geography when our insurance subsidiaries determine they cannot reasonably expect to generate targeted profitability over time.

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

Our insurance subsidiaries maintain stringent expense controls under direct supervision of their senior management. We centralize the processing and administrative activities of our insurance subsidiaries to realize operating synergies and better expense control. Our insurance subsidiaries utilize technology to automate much of their underwriting, claims and billing processes and to facilitate agency and policyholder communications on an efficient, timely and cost-effective basis. Our insurance subsidiaries have increased their annual premium per employee, a measure of efficiency that our insurance subsidiaries use to evaluate their operations, from approximately $470,000 in 1999 to approximately $1.2 million in 2021.

Return on invested assets is an important element of the financial results of our insurance subsidiaries. The investment strategy of our insurance subsidiaries is to generate an appropriate amount of after-tax income on invested assets while limiting the potential impact of equity market volatility and minimizing credit risk through investments in high-quality securities. As a result, our insurance subsidiaries seek to invest a high percentage of their assets in diversified, highly rated and marketable fixed-maturity instruments. The fixed-maturity portfolios of our insurance subsidiaries consist of both taxable and tax-exempt securities. Our insurance subsidiaries maintain a portion of their portfolios in short-term securities to provide liquidity for the payment of claims and operation of their respective businesses. Our insurance subsidiaries maintain a small percentage (5.0% at December 31, 2021) of their portfolios in equity securities that have a history of paying cash dividends or that our insurance subsidiaries expect will appreciate in value over time.

•	Strategically modernizing our operations and processes to transform our business.

In 2018, Donegal Mutual initiated a multi-year systems modernization project to replace its remaining legacy systems, streamline business processes and workflows and enhance data analytics and modeling capabilities. In February 2020, Donegal Mutual implemented the first release of new systems related to the project, and our insurance subsidiaries began to issue workers’ compensation policies from the new systems in the second quarter of 2020. In August 2021, Donegal Mutual implemented the second release of new systems related to the project, including a new agency portal and the rating, underwriting and policy issuance capabilities necessary to support the launch of new personal lines products, and our insurance subsidiaries began to issue new personal lines products from the new systems in the fourth quarter of 2021. Over the next several years, Donegal Mutual expects to implement new systems for the remaining lines of business the Donegal Insurance Group offers currently. The next release of new systems related to the project will include three commercial lines of business with enhanced straight-through-processing capabilities. This release is scheduled for implementation beginning in the first half of 2023.

Index
In 2019, we established an enterprise analytics department with the goal of integrating data and analytics into strategy and decision-making at all levels of our organization. The enterprise analytics team is responsible for core functions of rate-making, predictive analytics, data management and business intelligence. These responsibilities include the development and expansion of risk-based pricing segmentation, analytical innovation, predictive modeling solutions, formal data strategies, performance monitoring and enhanced reporting mechanisms. We developed and began executing a pricing and analytics roadmap that will continue to deliver data-driven insights to our underwriters. This roadmap includes ongoing development and enhancement of quality tools that allow us to operationalize pricing and underwriting predictive models, integrate internal and external data for better-informed pricing and underwriting decisions and enhance the automation and precision of our rate indication methodology. Our enterprise analytics team is continuing to develop new tools and solutions that are enhancing our product portfolio management capabilities, competitive intelligence, pricing sophistication and utilization of data to monitor and manage our operations.

We are expanding our focus on process excellence, including the formalization of a structure to readily identify opportunities for operational efficiencies and to build a multi-year roadmap for addressing those opportunities. We are also expanding our data management personnel and capabilities to continually ensure the data upon which we rely for our business decisions and financial reporting is complete, accurate and secure. We have assigned an innovation task force the responsibility to research emerging technologies and identify potential technology solutions that might assist us in further modernizing our operations.

•	Capitalizing on opportunities to grow profitably.

Continued expansion of our insurance subsidiaries within their existing markets will be a key source of their continued premium growth, and maintaining an effective network of independent agencies is integral to this expansion. Our insurance subsidiaries seek to be among the top three insurers within each of the independent agencies for the lines of business our insurance subsidiaries write by providing a consistent, competitive and stable market for their products. We believe that the consistency of the product offerings of our insurance subsidiaries enables our insurance subsidiaries to compete effectively for independent agents with other insurers whose product offerings may fluctuate based on industry conditions. Our insurance subsidiaries offer a competitive compensation program to their independent agents that rewards them for producing profitable growth and maintaining profitable books of business with our insurance subsidiaries.

Our insurance subsidiaries execute a combined annual business plan with Donegal Mutual and its insurance subsidiaries. Within the past several years, we have enhanced the annual planning process to ensure that we are directing efforts and resources toward geographic regions, market segments, product lines and classes of business that will give us the best opportunities to achieve sustained growth and profitability. During 2021, we further enhanced the planning process by performing a detailed analysis of internal and external data with respect to each state within our operating regions. We assessed state-specific marketing dynamics and opportunities, including an evaluation of the historical experience of our insurance subsidiaries. We then assigned a strategic posture for each state and developed action plans to execute state-specific strategies for growth or reduction of premiums, agency distribution and enhanced profit generation over the next several years.

In recent years, the consolidation of independent agencies has accelerated, resulting in the acquisition of independent agencies from which our insurance subsidiaries and Donegal Mutual currently receive business by national cluster groups and aggregators. We have a national accounts team that is responsible for the management and expansion of our relationships with these national agency groups. The national accounts team serves as a centralized point of contact for these groups and works directly with our regional sales and marketing teams to support and develop relationships with independent agents affiliated with national agency groups. We believe our relationships with existing and emerging national agency groups will continue to expand and that these groups represent a significant opportunity for profitable future growth.

Index
•	Delivering a superior experience to our agents and policyholders.

Donegal Mutual and our insurance subsidiaries strive to maintain technology comparable to that of their larger competitors. “Ease of doing business” is an increasingly important component of an insurer’s value to an independent agency. Our insurance subsidiaries provide fully automated underwriting and policy issuance portals that substantially ease data entry and facilitate the quoting and issuance of policies for the independent agents of our insurance subsidiaries. As a result, applications of the independent agents for our insurance subsidiaries can result in policy issuance without further re-entry of information. These systems also interface with the agency management systems of the independent agents of our insurance subsidiaries. In addition, we are employing new agency relationship management solutions to expand the abilities of our insurance subsidiaries to manage their agency relationships and enhance their agency communications and interactions.

Our insurance subsidiaries also provide their independent agents with ongoing support to enable them to better attract and service customers, including:

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

Index
•	Acquiring property and casualty insurance companies to augment the organic growth of our insurance subsidiaries.

We have been an effective consolidator of smaller “main street” property and casualty insurance companies. While we are currently placing less emphasis on pursuing acquisitions due to several ongoing major initiatives to enhance our technology infrastructure as well as our analytical and processing capabilities, we expect to continue to acquire other insurance companies to expand our business in a given region over time.

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

We believe that our relationship with Donegal Mutual assists us in pursuing affiliations with, and subsequent acquisitions of, mutual insurance companies because, through Donegal Mutual, we understand the concerns and issues that mutual insurance companies face. In particular, Donegal Mutual has had success affiliating with underperforming mutual insurance companies that were operating at a competitive disadvantage due to lack of economies of scale compared to other industry participants, and we have either acquired them following their conversion to a stock company or benefited from their underwriting results as a result of Donegal Mutual’s entry into a 100% quota-share reinsurance agreement with them and placement of that assumed business into the pooling agreement. We evaluate a number of areas for operational synergies when considering acquisitions, including product underwriting, expenses, the cost of reinsurance and technology.

We believe that our ability to make direct acquisitions of stock insurance companies and to make indirect acquisitions of mutual insurance companies through Donegal Mutual provides us with flexibility that is a competitive advantage in making acquisitions. We also believe our historic record demonstrates our ability to acquire control of an underperforming insurance company utilizing a number of different acquisition structures and affiliation strategies, re-underwrite its book of business, reduce its cost structure and return it to sustained profitability.

While Donegal Mutual and we generally engage in preliminary discussions with potential direct or indirect acquisition candidates from time to time, neither Donegal Mutual nor we make any public disclosure regarding a proposed acquisition until Donegal Mutual or we have entered into a definitive acquisition agreement.

Index
The following table highlights our and Donegal Mutual’s history of insurance company acquisitions and affiliations since 1998:

Company Name	State of Domicile	Year Control Acquired	Method of Acquisition/Affiliation
Southern Heritage Insurance Company (1)	Georgia	1998	Purchase of stock by us in 1998.

Le Mars Mutual Insurance Company of Iowa and then Le Mars Insurance Company (1)	Iowa	2002	Surplus note investment by Donegal Mutual in 2002; conversion to stock company in 2004; acquisition of stock by us in 2004.

Peninsula Insurance Group	Maryland	2004	Purchase of stock by us in 2004.

Sheboygan Falls Mutual Insurance Company and then Sheboygan Falls Insurance Company (1)	Wisconsin	2007	Contribution note investment by Donegal Mutual in 2007; conversion to stock company in 2008; acquisition of stock by us in 2008.

Southern Mutual Insurance Company (2)	Georgia	2009	Surplus note investment by Donegal Mutual and quota-share reinsurance in 2009.

Michigan Insurance Company	Michigan	2010	Purchase of stock by us in 2010.

Mountain States Mutual Casualty Company(3)	New Mexico	2017	Merger with and into Donegal Mutual in 2017.

(1)	To reduce administrative and compliance costs and expenses, these subsidiaries subsequently merged into one of our existing insurance subsidiaries.
(2)	Control acquired by Donegal Mutual.
(3)
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

Competition

The property and casualty insurance industry is highly competitive on the basis of both price and service. Numerous companies compete for business in the geographic areas where our insurance subsidiaries operate. Many of these other insurance companies are substantially larger and have greater financial resources than those of our insurance subsidiaries. In addition, because our insurance subsidiaries and Donegal Mutual market their respective insurance products exclusively through independent insurance agencies, most of which represent more than one insurance company, our insurance subsidiaries face competition within agencies, as well as competition to retain qualified independent agents. Insurance companies that are substantially larger than our insurance subsidiaries are likely to benefit from certain cost synergies, and insurance companies that market their products directly to end consumers are likely to incur lower relative acquisition costs compared to those of our insurance subsidiaries.

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

Index
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

In recent years, we have taken actions to shift our business mix to a higher proportion of commercial business, where we believe we will continue to have opportunities to achieve profitable, sustainable long-term growth. While we expect our commercial growth rate will exceed that of personal lines for the foreseeable future, we desire to maintain a profitable book of personal business to provide enhanced stability across our product portfolio and increase our brand value to our independent agents. We commenced a phased rollout of new personal lines products in the fourth quarter of 2021. These products feature various coverage enhancements, modernized rating methodology, enhanced pricing segmentation, application of predictive analytical models and utilization of third-party data to augment pricing and risk selection. We implemented a new personal lines agency portal and the rating, underwriting and policy issuance capabilities necessary to support the launch in the ten states where Donegal Mutual and our insurance subsidiaries offer personal lines. The portal and systems are now live in the states of Indiana, Ohio and Pennsylvania, and we plan to continue the rollout of the new personal lines products in the remaining seven states throughout 2022. We expect to write sufficient levels of new personal lines business to offset normal policy attrition within our legacy personal lines book of business with the goal of achieving modest levels of personal lines premium growth following the completion of the rollout.

The following table sets forth the net premiums written of our insurance subsidiaries by line of insurance for the periods indicated:

	Year Ended December 31,
	2021		2020		2019
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial lines:
Automobile	$161,947	20.1%	$135,294	18.2%	$122,142	16.2%
Workers’ compensation	113,256	14.1	109,960	14.8	113,684	15.1
Commercial multi-peril	188,242	23.4	147,993	19.9	138,750	18.5
Other	38,340	4.8	32,739	4.5	30,303	4.0
Total commercial lines	501,785	62.4	425,986	57.4	404,879	53.8
Personal lines:
Automobile	170,578	21.2	184,602	24.9	210,507	28.0
Homeowners	109,974	13.7	111,886	15.1	117,118	15.5
Other	21,930	2.7	19,666	2.6	20,097	2.7
Total personal lines	302,482	37.6	316,154	42.6	347,722	46.2
Total business	$804,267	100.0%	$742,140	100.0%	$752,601	100.0%

Index
The commercial lines and personal lines underwriting departments of our insurance subsidiaries evaluate and select those risks that they believe will enable our insurance subsidiaries to achieve an underwriting profit. Within each of the underwriting departments, our insurance subsidiaries have dedicated product development and management teams responsible for the development of quality products at competitive prices to promote growth and profitability as well as the enhancement of our current products to meet targeted customer needs.

In order to achieve underwriting profitability on a consistent basis, our insurance subsidiaries:

•	assess and select primarily standard and preferred risks;

•	adhere to disciplined underwriting guidelines;

•	seek to price risks appropriately based on exposure, risk characteristics, utilization of predictive models and application of underwriting judgment and

•	utilize various types of risk management and loss control services.

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

Distribution

Our insurance subsidiaries market their products primarily in the Mid-Atlantic, Midwestern, New England, Southern and Southwestern regions through approximately 2,300 independent insurance agencies. At December 31, 2021, the Donegal Insurance Group actively wrote business in 24 states (Alabama, Colorado, Delaware, Georgia, Illinois, Indiana, Iowa, Maine, Maryland, Michigan, Nebraska, New Hampshire, New Mexico, North Carolina, Ohio, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, and Wisconsin). Beginning with policies effective in 2021, Donegal Mutual includes the business it writes directly and assumes from the Mountain States insurance subsidiaries in four Southwestern states (Colorado, New Mexico, Texas and Utah) in the pooling agreement between Donegal Mutual and Atlantic States. This business had no impact on our results of operations prior to 2021. We believe the relationships of our insurance subsidiaries with their independent agents are valuable in identifying, obtaining and retaining profitable business. Our insurance subsidiaries maintain a stringent agency selection procedure that emphasizes appointing agencies with proven marketing strategies for the development of profitable business, and our insurance subsidiaries only appoint agencies with a strong underwriting history and potential growth capabilities. Our insurance subsidiaries also regularly evaluate the independent agencies that represent them based on their profitability and performance in relation to the objectives of our insurance subsidiaries. Our insurance subsidiaries seek to be among the top three insurers within each of their agencies for the lines of business our insurance subsidiaries write.

Index
The following table sets forth the percentage of direct premiums our insurance subsidiaries write, including 80% of the direct premiums Donegal Mutual and Atlantic States include in the underwriting pool, in each of the states where they conducted a significant portion of their business in 2021:

Pennsylvania	33.7%
Michigan	15.4
Maryland	8.9
Delaware	6.6
Virginia	6.1
Georgia	5.6
Wisconsin	3.9
Ohio	3.3
Indiana	2.3
Iowa	2.3
North Carolina	1.9
Tennessee	1.8
Other	8.2
Total	100.0%

Our insurance subsidiaries employ a number of policies and procedures that we believe enable them to attract, retain and motivate their independent agents. We believe that the consistency of the product offerings of our insurance subsidiaries enables our insurance subsidiaries to compete effectively for independent agents with other insurers whose product offerings may fluctuate based upon industry conditions. Our insurance subsidiaries have a competitive compensation program for their independent agents that includes base commissions, growth incentive plans and a profit-sharing plan, consistent with applicable state laws and regulations, under which the independent agents may earn additional commissions based upon the volume of premiums produced and the profitability of the business our insurance subsidiaries receive from that agency. We have an agency stock purchase plan that allows our independent agents to purchase our Class A common stock at a discount to market prices to further align the interests of our independent agents with the interests of our stockholders.

Our insurance subsidiaries encourage their independent agents to focus on “account selling,” or serving all of a particular insured’s property and casualty insurance needs, which our insurance subsidiaries believe generally results in more favorable loss experience than covering a single risk for an individual insured.

Technology

Donegal Mutual owns and manages the technology that our insurance subsidiaries utilize on a daily basis. The technology is comprised of highly integrated agency-facing and back-end processing systems that operate within an advanced, modernized infrastructure that provides high service levels for performance, reliability, security and availability. Donegal Mutual maintains disaster recovery and backup systems and tests these systems on a regular basis. Our insurance subsidiaries bear their proportionate share of information services expenses based on their respective percentage of the total net premiums written of the Donegal Insurance Group.

The business strategy and ultimate success of our insurance subsidiaries depends on the effectiveness of efficient and integrated business systems and technology infrastructure. These systems enable our insurance subsidiaries to provide quality service to agents and policyholders by processing business in a timely and dependable manner, communicate and share data with agents and provide a variety of methods for the payment of premiums. These systems also allow for the accumulation and analysis of data and information for the management of our insurance subsidiaries. Donegal Mutual is currently in the midst of a multi-year effort to modernize certain of its key infrastructure and applications systems we describe in more detail under “Business - Business Strategy - Strategically modernizing our operations and processes to transform our business.”

Index
The modernized proficiency of these integrated technology systems facilitates high service levels for the agents and policyholders of our insurance subsidiaries, increased efficiencies in processing the business of our insurance subsidiaries and lower operating costs. Key components of these technology systems include agency interface systems, automated policy management systems, a claims processing system and a billing administration system. The agency interface systems provide our insurance subsidiaries with a comprehensive single source to facilitate data sharing both to and from agents’ systems and also provides agents with an integrated means of processing new business. The automated policy management systems provide agents with the ability to generate underwritten quotes and automatically issue policies that meet the underwriting guidelines of our insurance subsidiaries with limited or no intervention by their personnel. The claims processing system allows our insurance subsidiaries to process claims efficiently and in an automated environment. The billing administration system allows our insurance subsidiaries to process premium billing and collection efficiently and in an automated environment.

We believe Donegal Mutual's agency-facing technology systems compare well against those of many national property and casualty insurance carriers in terms of feature capabilities and service levels. Donegal Mutual maintains a regular interactive forum with its independent agents to be proactive in identifying opportunities for continued automation and technology enhancements.

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

The claims departments of our insurance subsidiaries rigorously manage claims to assure that they settle legitimate claims quickly and fairly and that they identify questionable claims for defense. In the majority of cases, the personnel of our insurance subsidiaries, who have significant experience in the property and casualty insurance industry and know the service philosophy of our insurance subsidiaries, adjust claims. Our insurance subsidiaries provide various means of claims reporting on a 24-hours a day, seven-days a week basis, including toll-free numbers and electronic reporting through our website and mobile application. Our insurance subsidiaries strive to respond to notifications of claims promptly, generally within the day reported. Our insurance subsidiaries believe that, by responding promptly to claims, they provide quality customer service and minimize the ultimate cost of the claims. Our insurance subsidiaries engage independent adjusters as needed to handle claims in areas in which the volume of claims is not sufficient to justify the hiring of internal claims adjusters by our insurance subsidiaries. Our insurance subsidiaries also employ independent adjusters and private investigators, structural experts and outside legal counsel to supplement their internal staff and to assist in the investigation of claims. Our insurance subsidiaries have a special investigative unit primarily staffed by former law enforcement officers that attempts to identify and prevent fraud and abuse and to investigate questionable claims.

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

Index
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

Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced an increase in claims severity and a lengthening of the claim settlement periods on bodily injury claims during the past several years. In addition, the COVID-19 pandemic and related government mandates and restrictions resulted in various changes from historical claims reporting and settlement trends during 2020 and resulted in significant increases in loss costs in 2021 due to a number of factors, including supply chain disruption, higher used automobile values, increases in the cost of replacement automobile parts and rising labor rates. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements. Related uncertainties regarding future trends include social inflation, availability and cost of building materials, availability of skilled labor, the rate of plaintiff attorney involvement in claims and the cost of medical technologies and procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items.  To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at December 31, 2021. For every 1% change in our insurance subsidiaries’ loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $6.3 million.

The establishment of appropriate liabilities is an inherently uncertain process and we can provide no assurance that our insurance subsidiaries’ ultimate liability will not exceed our insurance subsidiaries’ loss and loss expense reserves and have an adverse effect on our results of operations and financial condition. Furthermore, we cannot predict the timing, frequency and extent of adjustments to our insurance subsidiaries’ estimated future liabilities, because the historical conditions and events that serve as a basis for our insurance subsidiaries’ estimates of ultimate claim costs may change. As is the case for substantially all property and casualty insurance companies, our insurance subsidiaries have found it necessary in the past to increase their estimated future liabilities for losses and loss expenses in certain periods and, in other periods, their estimated future liabilities for losses and loss expenses have exceeded their actual liabilities for losses and loss expenses. Changes in our insurance subsidiaries’ estimates of their liability for losses and loss expenses generally reflect actual payments and their evaluation of information received subsequent to the prior reporting period.  Our insurance subsidiaries recognized a decrease in their liability for losses and loss expenses of prior years of $31.2 million, $12.9 million and $12.9 million in 2021, 2020 and 2019, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy or claims management personnel, and they have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those years. The 2021 development represented 5.6% of the December 31, 2020 net carried reserves and resulted primarily from lower-than-expected loss emergence in the personal automobile, workers’ compensation and commercial automobile lines of business for accident years prior to 2021. The majority of the 2021 development related to decreases in the liability for losses and loss expenses of prior years for Atlantic States and MICO. The 2020 development represented 2.6% of the December 31, 2019 net carried reserves and resulted primarily from lower-than-expected severity in the workers’ compensation and personal automobile lines of business, partially offset by higher-than-expected severity in the commercial automobile and commercial multi-peril lines of business, for accident years prior to 2020. The majority of the 2020 development related to decreases in the liability for losses and loss expenses of prior years for Atlantic States and MICO. The 2019 development represented 2.7% of the December 31, 2018 net carried reserves and resulted primarily from lower-than-expected severity in the workers’ compensation line of business, partially offset by higher-than-expected severity in the commercial automobile and commercial multi-peril lines of business, for accident years prior to 2019. The majority of the 2019 development related to decreases in the liability for losses and loss expenses of prior years for Atlantic States and MICO.

Index
Excluding the impact of severe weather events and the COVID-19 pandemic, our insurance subsidiaries have noted stable amounts in the number of claims incurred and the number of claims outstanding at period ends relative to their premium base in recent years across most of their lines of business. However, the amount of the average claim outstanding has increased gradually over the past several years due to various factors such as rising inflation and increased litigation trends. We have also experienced a general slowing of settlement rates in litigated claims and lengthening of repair completion times for property and automobile claims. Our insurance subsidiaries could have to make further adjustments to their estimates in the future. However, on the basis of our insurance subsidiaries’ internal procedures, which analyze, among other things, their prior assumptions, their experience with similar cases and historical trends such as reserving patterns, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes, we believe that our insurance subsidiaries have made adequate provision for their liability for losses and loss expenses.

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

Differences between liabilities reported in our financial statements prepared on a GAAP basis and our insurance subsidiaries’ financial statements prepared on a SAP basis result from anticipating salvage and subrogation recoveries for GAAP but not for SAP. These differences amounted to $23.5 million, $21.0 million and $20.2 million at December 31, 2021, 2020 and 2019, respectively.

Index
The following table sets forth a reconciliation of the beginning and ending GAAP net liability of our insurance subsidiaries for unpaid losses and loss expenses for the periods indicated:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Gross liability for unpaid losses and loss expenses at beginning of year	$962,007	$869,674	$814,665
Less reinsurance recoverable	404,818	362,768	339,267
Net liability for unpaid losses and loss expenses at beginning of year	557,189	506,906	475,398
Provision for net losses and loss expenses for claims incurred in the current year	551,918	472,709	519,320
Change in provision for estimated net losses and loss expenses for claims incurred in prior years	(31,208)	(12,945)	(12,932)
Total incurred	520,710	459,764	506,388
Net losses and loss expense payments for claims incurred during:
The current year	269,317	236,984	278,924
Prior years	182,223	172,497	195,956
Total paid	451,540	409,481	474,880
Net liability for unpaid losses and loss expenses at end of year	626,359	557,189	506,906
Plus reinsurance recoverable	451,261	404,818	362,768
Gross liability for unpaid losses and loss expenses at end of year	$1,077,620	$962,007	$869,674

The following table sets forth the development of the liability for net unpaid losses and loss expenses of our insurance subsidiaries from 2011 to 2021. Loss data in the table includes business Atlantic States received from the underwriting pool.

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

The “Net liability re-estimated as of” portion of the table shows the re-estimated amount of the previously recorded liability based on experience for each succeeding year. The estimate increases or decreases as payments are made and more information becomes known about the severity of the remaining unpaid claims. For example, the 2011 liability has developed a deficiency after ten years because we expect the re-estimated net losses and loss expenses to be $16.0 million more than the estimated liability we initially established in 2011 of $243.0 million.

The “Cumulative deficiency (excess)” shows the cumulative deficiency or excess at December 31, 2021 of the liability estimate shown on the top line of the corresponding column. A deficiency in liability means that the liability established in prior years was less than the amount of actual payments and currently re-estimated remaining unpaid liability. An excess in liability means that the liability established in prior years exceeded the amount of actual payments and currently re-estimated unpaid liability remaining.

The “Cumulative amount of liability paid through” portion of the table shows the cumulative net losses and loss expense payments made in succeeding years for net losses incurred prior to the balance sheet date. For example, the 2011 column indicates that at December 31, 2021 payments equal to $252.2 million of the currently re-estimated ultimate liability for net losses and loss expenses of $259.0 million had been made.

Index
	Year Ended December 31,
(in thousands)	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
Net liability at end of year for unpaid losses and loss expenses	$243,015	$250,936	$265,605	$292,301	$322,054	$347,518	$383,401	$475,398	$506,906	$557,189	$626,359
Net liability re-estimated as of:
One year later	250,611	261,294	280,074	299,501	325,043	354,139	419,032	462,466	493,961	525,981
Two years later	255,612	268,877	281,782	299,919	329,115	375,741	413,535	450,862	479,927
Three years later	257,349	270,473	281,666	304,855	338,118	376,060	404,902	440,168
Four years later	256,460	270,794	284,429	307,840	339,228	372,230	398,560
Five years later	255,660	271,954	285,130	310,354	338,020	370,960
Six years later	256,388	272,553	287,439	310,380	338,200
Seven years later	257,132	274,111	287,063	311,594
Eight years later	257,935	274,472	288,298
Nine years later	258,272	275,385
Ten years later	259,013
Cumulative deficiency (excess)	15,998	24,449	22,693	19,293	16,146	23,442	15,159	(35,230)	(26,979)	(31,208)
Cumulative amount of liability paid through:
One year later	$119,074	$126,677	$131,766	$131,779	$149,746	$163,005	$175,883	$195,956	$172,497	$182,223
Two years later	181,288	191,208	194,169	206,637	228,506	250,678	276,331	275,993	276,069
Three years later	217,138	225,956	233,371	251,654	274,235	306,338	317,447	335,310
Four years later	234,392	245,094	255,451	274,248	300,715	324,628	342,583
Five years later	241,538	254,502	265,841	287,178	309,630	337,946
Six years later	245,774	259,437	272,431	292,327	315,105
Seven years later	248,195	263,386	275,357	295,106
Eight years later	250,272	265,026	277,315
Nine years later	251,696	266,433
Ten years later	252,228

	Year Ended December 31,
(in thousands)	2013	2014	2015	2016	2017	2018	2019	2020	2021
Gross liability at end of year	$495,619	$538,258	$578,205	$606,665	$676,672	$814,665	$869,674	$962,007	$1,077,620
Reinsurance recoverable	230,014	245,957	256,151	259,147	293,271	339,266	362,768	404,818	451,261
Net liability at end of year	265,605	292,301	322,054	347,518	383,401	475,398	506,906	557,189	626,359
Gross re-estimated liability	520,208	559,837	589,947	625,221	677,919	761,282	806,750	904,062
Re-estimated recoverable	231,910	248,243	251,747	254,261	279,359	321,114	326,823	378,081
Net re-estimated liability	288,298	311,594	338,200	370,960	398,560	440,168	479,927	525,981
Gross cumulative deficiency (excess)	24,589	21,579	11,742	18,556	1,247	(53,383)	(62,924)	(57,945)

Index
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

The external reinsurance our insurance subsidiaries and Donegal Mutual purchased for 2021 included:

•	excess of loss reinsurance, under which Donegal Mutual and our insurance subsidiaries recovered losses over a set retention of $2.0 million; and

•
catastrophe reinsurance, under which Donegal Mutual and our insurance subsidiaries recovered 100% of an accumulation of many losses resulting from a single event, including natural disasters, over a set retention of $15.0 million up to aggregate losses of $185.0 million per occurrence.

For property insurance, our insurance subsidiaries had excess of loss reinsurance that provided for coverage of $33.0 million per loss over a set retention of $2.0 million. For liability insurance, our insurance subsidiaries had excess of loss reinsurance that provided for coverage of $73.0 million per occurrence over a set retention of $2.0 million. For workers’ compensation insurance, our insurance subsidiaries had excess of loss reinsurance that provided for coverage of $18.0 million on any one life over a set retention of $2.0 million.

Our insurance subsidiaries and Donegal Mutual also purchased facultative reinsurance to cover certain exposures, including property exposures that exceeded the limits provided by their respective treaty reinsurance.

Investments

At December 31, 2021, 100.0% of all debt securities our insurance subsidiaries held had an investment-grade rating. The investment portfolios of our insurance subsidiaries did not contain any mortgage loans or any non-performing assets at December 31, 2021.

The following table shows the composition of the debt securities (at carrying value) in the investment portfolios of our insurance subsidiaries, excluding short-term investments, by rating at December 31, 2021:

(dollars in thousands)	December 31, 2021
Rating(1)	Amount	Percent
U.S. Treasury and U.S. agency securities(2)	$359,161	29.9%
Aaa or AAA	26,073	2.2
Aa or AA	349,417	29.1
A	215,757	18.0
BBB	250,326	20.8
Total	$1,200,734	100.0%

(1)	Ratings assigned by Moody’s Investors Services, Inc. or Standard & Poor’s Corporation.
(2)	Includes mortgage-backed securities of $237.7 million.

Our insurance subsidiaries invest in both taxable and tax-exempt securities as part of their strategy to maximize after-tax income. Tax-exempt securities made up approximately 21.1%, 22.9% and 18.7% of the fixed-maturity securities in the combined investment portfolios of our insurance subsidiaries at December 31, 2021, 2020 and 2019, respectively.

Index
The following table shows the classification of our investments and the investments of our insurance subsidiaries at December 31, 2021, 2020 and 2019 (at carrying value):

	December 31,
	2021		2020		2019
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Fixed maturities(1):
Held to maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$89,268	7.0%	$77,435	6.3%	$82,916	7.5%
Obligations of states and political subdivisions	371,436	29.1	312,319	25.6	204,634	18.4
Corporate securities	191,147	15.0	173,270	14.2	156,399	14.1
Mortgage-backed securities	16,254	1.2	23,585	1.9	32,145	2.9
Total held to maturity	668,105	52.3	586,609	48.0	476,094	42.9
Available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	32,185	2.5	47,815	3.9	19,364	1.7
Obligations of states and political subdivisions	57,378	4.5	68,965	5.7	56,796	5.1
Corporate securities	221,611	17.4	212,708	17.4	159,244	14.3
Mortgage-backed securities	221,455	17.3	225,648	18.5	329,548	29.7
Total available for sale	532,629	41.7	555,136	45.5	564,952	50.8
Total fixed maturities	1,200,734	94.0	1,141,745	93.5	1,041,046	93.7
Equity securities(2)	63,420	5.0	58,556	4.8	55,477	5.0
Short-term investments(3)	12,692	1.0	20,901	1.7	14,030	1.3
Total investments	$1,276,846	100.0%	$1,221,202	100.0%	$1,110,553	100.0%

(1)
We refer to Notes 1 and 4 to our Consolidated Financial Statements. We value those fixed maturities we classify as held to maturity at amortized cost; we value those fixed maturities we classify as available for sale at fair value. The total fair value of fixed maturities we classified as held to maturity was $697.4 million at December 31, 2021, $632.6 million at December 31, 2020 and $500.3 million at December 31, 2019. The amortized cost of fixed maturities we classified as available for sale was $523.3 million at December 31, 2021, $535.0 million at December 31, 2020 and $556.8 million at December 31, 2019.

(2)	We value equity securities at fair value. The total cost of equity securities was $43.3 million at December 31, 2021, $42.4 million at December 31, 2020 and $43.4 million at December 31, 2019
(3)	We value short-term investments at cost, which approximates fair value.

Index
The following table sets forth the maturities (at carrying value) in the fixed maturity portfolio of our insurance subsidiaries at December 31, 2021, 2020 and 2019:

	December 31,
	2021		2020		2019
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Due in(1):
One year or less	$48,771	4.1%	$73,166	6.4%	$29,209	2.8%
Over one year through three years	93,100	7.7	85,805	7.5	71,738	6.9
Over three years through five years	120,038	10.0	111,258	9.8	93,982	9.0
Over five years through ten years	362,266	30.2	341,947	30.0	297,836	28.6
Over ten years through fifteen years	165,327	13.8	139,604	12.2	116,368	11.2
Over fifteen years	173,523	14.4	140,732	12.3	70,220	6.8
Mortgage-backed securities	237,709	19.8	249,233	21.8	361,693	34.7
	$1,200,734	100.0%	$1,141,745	100.0%	$1,041,046	100.0%

(1)
Based on stated maturity dates with no prepayment assumptions. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As shown above, our insurance subsidiaries held investments in mortgage-backed securities having a carrying value of $237.7 million at December 31, 2021. The mortgage-backed securities consist primarily of investments in governmental agency balloon pools with stated maturities between one and 36 years. The stated maturities of these investments limit the exposure of our insurance subsidiaries to extension risk in the event that interest rates rise and prepayments decline. Our insurance subsidiaries perform an analysis of the underlying loans when evaluating a mortgage-backed security for purchase, and they select those securities that they believe will provide a return that properly reflects the prepayment risk associated with the underlying loans.

The following table sets forth the investment results of our insurance subsidiaries for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(dollars in thousands)	2021	2020	2019
Invested assets(1)	$1,249,024	$1,165,878	$1,070,676
Investment income(2)	31,126	29,504	29,515
Average yield	2.5%	2.5%	2.8%
Average tax-equivalent yield	2.6	2.7	2.9

(1)	Average of the aggregate invested amounts at the beginning and end of the period.
(2)	Investment income is net of investment expenses and does not include investment gains or losses or provision for income taxes.

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

Index
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

In addition to state-imposed insurance laws and regulations, the National Association of Insurance Commissioners, or the NAIC, maintains a risk-based capital system, or RBC, for assessing the adequacy of the statutory capital and surplus of insurance companies that augments the states’ current fixed dollar minimum capital requirements for insurance companies. At December 31, 2021, our insurance subsidiaries and Donegal Mutual each exceeded the minimum levels of statutory capital the RBC rules require by a substantial margin.

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

Index
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

Regulatory requirements, including RBC requirements, may impact our insurance subsidiaries’ ability to pay dividends. The amount of statutory capital and surplus necessary for our insurance subsidiaries to satisfy regulatory requirements, including RBC requirements, was not significant in relation to our insurance subsidiaries’ statutory capital and surplus at December 31, 2021. Generally, the maximum amount that one of our insurance subsidiaries may pay to us as ordinary dividends during any year after notice to, but without prior approval of, the insurance commissioner of its domiciliary state is limited to a stated percentage of that subsidiary’s statutory capital and surplus at December 31 of the preceding fiscal year or the net income of that subsidiary for its preceding fiscal year. Our insurance subsidiaries paid dividends to us of $5.0 million, $14.0 million and $4.0 million in 2021, 2020 and 2019, respectively. At December 31, 2021, the amount of ordinary dividends our insurance subsidiaries could pay to us during 2022, without the prior approval of their respective domiciliary insurance commissioners, is shown in the following table.

Name of Insurance Subsidiary	Ordinary Dividend Amount

Atlantic States	$27,888,319
MICO	7,670,872
Peninsula	4,786,779
Southern	6,927,576
Total	$47,273,546

Donegal Mutual Insurance Company

Donegal Mutual organized as a mutual fire insurance company in Pennsylvania in 1889. At December 31, 2021, Donegal Mutual had admitted assets of $735.9 million and policyholders’ surplus of $333.0 million. At December 31, 2021, Donegal Mutual had total liabilities of $402.9 million, including reserves for net losses and loss expenses of $197.9 million and unearned premiums of $72.5 million. Donegal Mutual’s investment portfolio of $450.2 million at December 31, 2021 consisted primarily of investment-grade bonds of $208.5 million and its investment in our Class A common stock and our Class B common stock. At December 31, 2021, Donegal Mutual owned 10,542,692 shares, or approximately 41%, of our Class A common stock, which Donegal Mutual carried on its books at $149.3 million, and 4,654,339 shares, or approximately 84%, of our Class B common stock, which Donegal Mutual carried on its books at $65.9 million. We present Donegal Mutual’s financial information in accordance with SAP as the NAIC Accounting Practices and Procedures Manual requires. Donegal Mutual does not, nor is it required to, prepare financial statements in accordance with GAAP.

Index
Cautionary Statement Regarding Forward-Looking Statements

This Form 10-K Report and the documents we incorporate by reference in this Form 10-K Report contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include certain discussions relating to underwriting, premium and investment income volumes, business strategies, reserves, profitability and business relationships and our other business activities during 2021 and beyond. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “objective,” “project,” “predict,” “potential,” “goal” and similar expressions. These forward-looking statements reflect our current views about future events and our current assumptions, and are subject to known and unknown risks and uncertainties that may cause our results, performance or achievements to differ materially from those we anticipate or imply by our forward-looking statements. We cannot control or predict many of the factors that could determine our future financial condition or results of operations. Such factors may include those we describe under “Risk Factors.” The forward-looking statements contained in this Form 10-K Report reflect our views and assumptions only as of the date of this Form 10-K Report. Except as required by law, we do not intend to update, and we assume no responsibility for updating, any forward-looking statements we have made. We qualify all of our forward-looking statements by these cautionary statements.

Index
Item 1A.	Risk Factors.

Risk Factors

Risks Relating to the Property and Casualty Insurance Industry

Industry trends, such as increasing loss severity due to higher rates of litigation against the insurance industry and individual insurers, the willingness of courts to expand covered causes of loss, rising jury awards, escalating medical, automobile and property repair costs and other factors may contribute to increased costs and result in ultimate loss settlements that exceed the reserves of our insurance subsidiaries.

Loss severity in the property and casualty insurance industry has increased in recent years, principally driven by factors such as distracted driving, larger court judgments, higher jury awards and increasing medical and automobile and property repair costs, including increases due to inflation and supply chain disruption. In addition, many classes of complainants have brought legal actions and proceedings that tend to increase the size of judgments. The propensity of policyholders and third-party claimants to litigate and the willingness of courts to expand causes of loss and the size of awards, to eliminate exclusions and to increase coverage limits may result in ultimate settlements of current and future losses that exceed the loss reserves of our insurance subsidiaries.

Our insurance subsidiaries are subject to catastrophe losses and losses from other severe weather events, which are unpredictable and may adversely affect our results of operations, liquidity and financial condition.

The underwriting results of our insurance subsidiaries are subject to weather and other conditions that may adversely affect our financial condition, liquidity or results of operations. Because the occurrence and severity of catastrophes are inherently unpredictable and may vary significantly from year to year and region to region, our historical results of operations may not be indicative of our future results of operations. Our property and casualty insurance operations expose us to claims arising from catastrophic events affecting multiple policyholders. Such catastrophic events consist of various natural disasters, including, but not limited to, hurricanes, tropical storms, tornadoes, windstorms, hailstorms, fires and wildfires, flooding, landslides, earthquakes, severe winter weather events and man-made disasters such as terrorist attacks, explosions and infrastructure failures. Historically, our insurance subsidiaries have experienced weather-related losses from hurricanes and tropical storms in Mid-Atlantic and Southern states, tornadoes and hailstorms in Mid-Atlantic, Midwestern and Southern states and severe winter weather events in Mid-Atlantic, Midwestern and New England states.

Losses from catastrophic events are a function of both the extent of our insurance subsidiaries’ exposures, the frequency and severity of the events themselves and the level of reinsurance coverage our insurance subsidiaries purchase. The increased frequency and severity of weather-related catastrophes and other losses, such as from wildfires and flooding, incurred by the industry in 2021 and in prior years may be indicative of changing weather patterns due to climate change. Should those patterns continue to emerge, increased weather-related catastrophes in the states in which our insurance subsidiaries operate would lead to higher overall losses that they may be unable to offset through pricing actions.

Our insurance subsidiaries seek to reduce their exposure to catastrophe losses through their underwriting strategies and their purchase of catastrophe reinsurance. Nevertheless, reinsurance may prove inadequate under certain circumstances. While the emerging science regarding climate change and its connection to extreme weather events continues to be studied, climate change, to the extent it produces rising temperatures and changes in weather patterns, could affect the frequency and severity of weather events and other losses and thus impact the affordability and availability of catastrophe reinsurance coverage for our insurance subsidiaries. Our insurance subsidiaries' ability to appropriately manage catastrophe risk depends partially on catastrophe models, which may be affected by inaccurate or incomplete data, the uncertainty of the frequency and severity of future events and the uncertain impact of changing climate conditions that tend to occur gradually over time.

Changing climate conditions could lead to new or revised regulations with which our insurance subsidiaries would have to comply. Such regulations could impact our the ability of our insurance subsidiaries to manage their exposures in areas impacted by increased weather activity, require our insurance companies to alter the terms and conditions of their policies or impact the ability of our insurance subsidiaries to obtain sufficient pricing increases to offset higher loss activity.

Index
Our insurance subsidiaries must establish premium rates and loss and loss expense reserves from forecasts of the ultimate costs they expect will arise from risks underwritten during the policy period, and the profitability of our insurance subsidiaries could be adversely affected if their premium rates or reserves are insufficient to satisfy their ultimate costs.

One of the distinguishing features of the property and casualty insurance industry is that it prices its products before it knows its costs, since insurers generally establish their premium rates before they know the amount of losses they will incur. Accordingly, our insurance subsidiaries establish premium rates from forecasts of the ultimate costs they expect to arise from risks they have underwritten during the policy period. Proposed increases in premium rates are subject to regulatory approval on a state-by-state basis, and there is a lag between the time that our insurance subsidiaries file for such approval and the date upon which our insurance subsidiaries can implement any such approved premium rate increase across their book of business for a product in a particular state. The premium rates our insurance subsidiaries charge may not be sufficient to cover the ultimate losses they incur. Further, our insurance subsidiaries must establish reserves for losses and loss expenses as balance sheet liabilities based upon estimates involving actuarial and statistical projections at a given time of what our insurance subsidiaries expect their ultimate liability to be. Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss and the settlement of that loss. It is possible that our insurance subsidiaries’ ultimate liability could exceed these estimates because of the future development of known losses, the existence of losses that have occurred but are currently unreported and larger than historical settlements of pending and unreported claims. The process of estimating reserves is inherently judgmental and can be influenced by a number of factors, including the following:

•	trends in claim frequency and severity;

•	changes in operations;

•	emerging economic and social trends;

•	economic and social inflation; and

•	changes in the regulatory and litigation environments.

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

The ability to underwrite and set rates effectively is subject to a number of risks and uncertainties, including those related to:

•	the availability of sufficient, reliable data;

•	the ability to conduct a complete and accurate analysis of available data;

•	the ability to recognize in a timely manner changes in trends and to project both the severity and frequency of losses with reasonable accuracy;

Index
•	uncertainties generally inherent in estimates and assumptions;

•	the ability to project changes in certain operating expense levels with reasonable certainty;

•	the development, selection and application of appropriate rating formulae or other pricing methodologies;

•	the effective development, governance and appropriate use of modeling tools to assist with correctly and consistently achieving the intended results in underwriting and pricing;

•	the ability to innovate with new pricing strategies and the success of those innovations upon implementation;

•	the ability to secure regulatory approval of premium rates on an adequate and timely basis;

•	the ability to predict policyholder retention accurately;

•	unanticipated court decisions, legislation or regulatory action;

•	unanticipated changes in our claim settlement practices;

•	changes in driving patterns for auto exposures;

•	changes in weather patterns for property exposures;

•	changes in the medical sector of the economy that impact bodily injury loss costs;

•	changes in auto repair costs, auto parts prices and used car prices;

•	the impact of emerging technologies, including driver assistance technologies and autonomous vehicles, on pricing, insurance coverages and loss costs;

•	the impact of inflation and other factors on the cost and availability of construction materials and labor;

•	the ability to monitor property concentration in catastrophe-prone areas, such as hurricane, earthquake and wind/hail regions; and

•	the general state of the economy in the states in which our insurance subsidiaries operate.

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

Innovation, recent technological developments, changing customer demographics and preferences, societal shifts and emerging technologies are greatly impacting the insurance industry. Our insurance subsidiaries compete with much larger insurers that are focused on implementing technology and innovative solutions to select and price risks, enhance the experience of their customers and improve their operations. If our insurance subsidiaries are unable to anticipate changes in customer expectations and keep pace with the technological changes their competitors implement, our insurance subsidiaries may not be able to attract and maintain quality accounts, adequately price risks or operate as efficiently as their competitors. In addition, emerging technologies such as autonomous vehicles, driver-assistance and accident avoidance features on vehicles, sensor technology and other forms of automation may reduce the future need for, or decrease the future pricing of, the insurance products our insurance subsidiaries offer.

Index
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

Index
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

Index
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

Risks Relating to Us and Our Business

The emergence of COVID-19 has affected the business operations of our insurance subsidiaries and Donegal Mutual, and economic disruption related to the COVID-19 pandemic may adversely affect our revenues, profitability, results of operations, cash flows, liquidity and financial condition.

During 2020 and 2021, the COVID-19 pandemic resulted in significant disruptions in economic activity throughout our operating regions. We cannot predict at this time the ultimate impact that the economic and financial disruption related to the ongoing COVID-19 pandemic or any other future pandemic will have on us. Risks related to COVID-19 or a future pandemic include, but are not limited to, the following:

•
the business operations or a specific operational function of our insurance subsidiaries and Donegal Mutual could be disrupted by the illness of significant numbers of their employees and remedial efforts that would be required upon discovery of exposure to a communicable illness within their facilities;

•
the business operations of our insurance subsidiaries and Donegal Mutual are dependent upon technology systems for which regular physical access is required to maintain critical operational capabilities, and the business operations of our insurance subsidiaries and Donegal Mutual would be adversely impacted by government mandates requiring closure of facilities where those technology systems are located or restricting physical access to such facilities;

•
the revenues of our insurance subsidiaries and Donegal Mutual may decrease as a result of reduced demand for their insurance products as economic disruption adversely impacts current and potential insurance customers;

•
our insurance subsidiaries and Donegal Mutual may incur an increase in their losses and loss expenses in certain lines of business as a result of COVID-19 or a future pandemic and related economic disruption, and such losses and loss expenses may exceed the reserves our insurance subsidiaries and Donegal Mutual have established or may establish in the future;

•
our insurance subsidiaries and Donegal Mutual may incur increased costs related to legal disputes over policy coverages or exclusions and their defense against litigation related to COVID-19 or a future pandemic;

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

Index
•
our insurance subsidiaries and Donegal Mutual may not be able to collect premium balances due to them, resulting in reduced operating cash flows and an increase in premium write-offs that would increase their operating expenses;

•	our insurance subsidiaries may suffer declines in the market values of their investments as a result of financial market volatility related to pandemic concerns and related economic disruption; and

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

•	our insurance subsidiaries and Donegal Mutual annually review and then establish the terms of certain reinsurance agreements between our insurance subsidiaries and Donegal Mutual;

•	we and Donegal Mutual allocate certain shared expenses among ourselves and our insurance subsidiaries in accordance with various inter-company expense-sharing agreements; and

•	we and our insurance subsidiaries may enter into other transactions or contractual relationships with Donegal Mutual.

Donegal Mutual has sufficient voting power to determine the outcome of substantially all matters submitted to our stockholders for approval.

Each share of our Class A common stock has one-tenth of a vote per share and generally votes as a single class with our Class B common stock. Each share of our Class B common stock has one vote per share and generally votes as a single class with our Class A common stock. Donegal Mutual has the right to vote approximately 70% of the combined voting power of our Class A common stock and our Class B common stock and has sufficient voting control to and has acted to:

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

Index
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

Index
Our insurance subsidiaries and Donegal Mutual currently conduct business in a limited number of states, with a concentration of business in Pennsylvania, Michigan, Maryland, Delaware, Virginia and Georgia. Any single catastrophe occurrence or other condition affecting losses in these states could adversely affect the results of operations of our insurance subsidiaries.

Our insurance subsidiaries and Donegal Mutual conduct business in 24 states located primarily in the Mid-Atlantic, Midwestern, New England, Southern and Southwestern states. A substantial portion of their business consists of private passenger and commercial automobile, homeowners, commercial multi-peril and workers’ compensation insurance in Pennsylvania, Michigan, Maryland, Delaware, Virginia and Georgia. While our insurance subsidiaries and Donegal Mutual actively manage their respective exposure to catastrophes through their underwriting processes and the purchase of reinsurance, a single catastrophic occurrence, destructive weather pattern, general economic trend, terrorist attack, regulatory development or other condition affecting one or more of the states in which our insurance subsidiaries conduct substantial business could materially adversely affect their business, financial condition and results of operations. Common catastrophic events include hurricanes, earthquakes, tornadoes, wind and hailstorms, fires, explosions and severe winter storms.

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

Index
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

As a holding company, we rely primarily on dividends from our insurance subsidiaries as a source of funds to meet our corporate obligations and to pay dividends to our stockholders. The amount of dividends our insurance subsidiaries can pay to us is subject to regulatory restrictions and depends on the amount of surplus our insurance subsidiaries maintain. From time to time, the NAIC and various state insurance regulators consider modifying the method of determining the amount of dividends that an insurance company may pay without prior regulatory approval. The maximum amount of ordinary dividends that our insurance subsidiaries can pay to us in 2022 without prior regulatory approval is approximately $47.3 million. Other business and regulatory considerations, such as the impact of dividends on surplus that could affect the ratings of our insurance subsidiaries, competitive conditions, RBC requirements, the investment results of our insurance subsidiaries and the amount of premiums that our insurance subsidiaries write could also adversely impact the ability of our insurance subsidiaries to pay dividends to us.

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

Index
Donegal Mutual is currently in the midst of a multi-year effort to modernize certain of its key infrastructure and applications systems. These new systems are intended to provide various benefits to the member companies of the Donegal Insurance Group, including streamlined workflows and business processes, service enhancements for their agents and policyholders, opportunities to implement new product models and innovative business solutions, greater utilization of data analytics and operational efficiencies. Our insurance subsidiaries began to issue workers’ compensation policies from the new systems in the second quarter of 2020 and began to issue personal lines policies from the new systems, including a new personal lines agency portal, in the fourth quarter of 2021. Over the next several years, Donegal Mutual expects to implement new systems for the remaining lines of business that the Donegal Insurance Group offers currently. Even with Donegal Mutual's and our best planning and efforts and the involvement of third-party experts, Donegal Mutual may not complete the implementation of these new systems within its planned time frames or budget. Further, Donegal Mutual’s information technology systems may not deliver the benefits Donegal Mutual and we expect and may fail to keep pace with our competitors’ information technology systems. As a result, Donegal Mutual and our insurance subsidiaries may not have the ability to grow their business and meet their profitability objectives.

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

•
our management's lack of familiarity with the geography, demographics and distribution systems in the markets the other insurer serves that cause the other insurer to fail to meet the growth and profitability objectives we anticipated at the time of the acquisition or affiliation;

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

Index
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

Our insurance subsidiaries and Donegal Mutual compete with many regional and national property and casualty insurance companies, including direct sellers of insurance products, insurers having their own agency organizations and other insurers represented by independent agents. Many of these insurers have greater capital than our insurance subsidiaries and Donegal Mutual, have substantially greater financial, technical and operating resources, have substantially greater exposure and access to potential customers and have equal or higher ratings from A.M. Best than our insurance subsidiaries and Donegal Mutual. In addition, our competitors may become increasingly better capitalized in the future as the property and casualty insurance industry continues to consolidate.

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

Index
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

Our insurance subsidiaries rely on reinsurance agreements to limit their maximum net loss from large single catastrophic risks or excess of loss risks in areas where our insurance subsidiaries may have a concentration of policyholders. Reinsurance also enables our insurance subsidiaries to increase their capacity to write insurance because it has the effect of leveraging the surplus of our insurance subsidiaries. Although the reinsurance our insurance subsidiaries maintain provides that the reinsurer is liable to them for any reinsured losses, the reinsurance agreements do not generally relieve our insurance subsidiaries from their primary liability to their policyholders if the reinsurer fails to pay the reinsurance claims of our insurance subsidiaries. To the extent that a reinsurer is unable to pay losses for which it is liable to our insurance subsidiaries, our insurance subsidiaries remain liable for such losses. At December 31, 2021, our insurance subsidiaries had approximately $138.2 million of reinsurance receivables from third-party reinsurers relating to paid and unpaid losses. Any insolvency or inability of these reinsurers to make timely payments to our insurance subsidiaries under the terms of their reinsurance agreements would adversely affect the results of operations of our insurance subsidiaries.

Michigan law requires MICO to provide certain medical benefits under the personal injury protection, or PIP, coverage of the personal automobile and commercial automobile policies it writes in the State of Michigan. Michigan law also requires MICO to be a member of the Michigan Catastrophic Claims Association, or MCCA, in order to write automobile insurance.  The MCCA receives funding through assessments that its members collect from policyholders in the state and provides reinsurance for PIP claims that exceed a set retention. At December 31, 2021, MICO had approximately $65.9 million of reinsurance receivables from MCCA relating to paid and unpaid losses. The MCCA has generated significant operating deficits in past years. While the MCCA generated an increase in surplus in recent years, the MCCA board approved the return of a significant portion of its accumulated surplus to policyholders in the form of cash refunds in early 2022. Although we currently consider the risk to be remote, should the MCCA be unable to fulfill its payment obligations to MICO in the future, MICO’s financial condition and results of operations could be adversely affected.

Index
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

Our insurance subsidiaries’ business operations depend significantly upon the availability and successful operation of Donegal Mutual’s information technology systems. In addition, in the normal course of their operations, Donegal Mutual and our insurance subsidiaries collect, utilize and maintain confidential information regarding individuals and businesses.  While Donegal Mutual has established various security measures to protect its information technology systems and confidential data, unanticipated computer viruses, malware, ransomware, power outages, unauthorized access or other cyberattacks could disrupt those systems or result in the misappropriation or loss of confidential data. Donegal Mutual could experience technology system failures or other outages that would impact the availability of its information technology systems. Donegal Mutual has experienced brief disruptions of systems in the past, including those systems that allow underwriting and processing of new policies. Disruption in the availability of Donegal Mutual’s information technology systems could affect the ability of Donegal Mutual and our insurance subsidiaries to underwrite and process their policies timely, process and settle claims promptly and provide expected levels of customer service to agents and policyholders.

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

Our Class A common stock and our Class B common stock have limited liquidity. Reported average daily trading volume for our Class A common stock and our Class B common stock for the year ended December 31, 2021 was approximately 55,506 shares and approximately 802 shares, respectively. This limited liquidity could subject our shares of Class A common stock and our shares of Class B common stock to greater price volatility.

Index
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

Index
Item 1B.	Unresolved Staff Comments.

We have no unresolved written comments from the Securities and Exchange Commission staff regarding our filings under the Exchange Act.

Item 2.	Properties.

We and our insurance subsidiaries share administrative headquarters with Donegal Mutual in a building in Marietta, Pennsylvania that Donegal Mutual owns. Donegal Mutual allocates to our insurance subsidiaries their proportionate share of building-related expenses under a services allocation agreement. The Marietta headquarters has approximately 270,000 square feet of office space. Southern owns a facility of approximately 10,000 square feet in Glen Allen, Virginia.

Item 3.	Legal Proceedings.

Our insurance subsidiaries are parties to routine litigation that arises in the ordinary course of their insurance business. We believe that the resolution of these lawsuits will not have a material adverse effect on the financial condition or results of operations of our insurance subsidiaries.

Item 4.	Mine Safety Disclosures.

Not applicable.

Index
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class A common stock and Class B common stock trade on the NASDAQ Global Select Market under the symbols “DGICA” and “DGICB,” respectively.

At the close of business on March 1, 2022, we had approximately 1,700 holders of record of our Class A common stock and approximately 235 holders of record of our Class B common stock.

We declared dividends of $0.64 per share on our Class A common stock and $0.57 per share on our Class B common stock in 2021, compared to $0.60 per share on our Class A common stock and $0.53 per share on our Class B common stock in 2020.

Index
Stock Performance Chart.

The following graph provides an indicator of cumulative total stockholder returns on our Class A common stock and our Class B common stock for the period beginning on December 31, 2016 and ending on December 31, 2021, compared to the Russell 2000 Index and a peer group comprised of six property and casualty insurance companies over the same period.  The peer group consists of Cincinnati Financial Corp., Hanover Insurance, Horace Mann Educators, Kemper Corp., Selective Insurance Group Inc. and United Fire Group Inc.  The graph shows the change in value of an initial $100 investment on December 31, 2016, assuming reinvestment of all dividends.

	2016	2017	2018	2019	2020	2021
Donegal Group Inc. Class A	$100.00	$102.40	$83.96	$94.96	$93.03	$98.60
Donegal Group Inc. Class B	100.00	98.82	79.53	84.56	85.48	101.43
Russell 2000 Index	100.00	114.65	102.03	129.10	155.20	177.73
Peer Group	100.00	113.94	119.78	149.71	134.96	157.76

Value Line Publishing LLC prepared the foregoing performance graph and data. The performance graph and accompanying data shall not be deemed "filed" as part of this Form 10-K Report for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section and should not be deemed incorporated by reference into any other filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate the performance graph and accompanying data by reference into such filing.

Item 6.	[Reserved]

Index
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Donegal Mutual Insurance Company (“Donegal Mutual”) organized us as an insurance holding company on August 26, 1986. See “Business - History and Organizational Structure” for more information. Our insurance subsidiaries, Atlantic States Insurance Company (“Atlantic States”), Southern Insurance Company of Virginia (“Southern”), The Peninsula Insurance Company and Peninsula Indemnity Company (collectively, “Peninsula”), and Michigan Insurance Company (“MICO”) and their affiliates write commercial and personal lines of property and casualty coverages exclusively through a network of independent insurance agents in certain Mid-Atlantic, Midwest, New England, Southern and Southwestern states. The commercial lines products of our insurance subsidiaries consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies. The personal lines products of our insurance subsidiaries consist primarily of homeowners and private passenger automobile policies.

At December 31, 2021, Donegal Mutual held approximately 41% of our outstanding Class A common stock and approximately 84% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 70% of the combined voting power of our outstanding shares of Class A common stock and our outstanding shares of Class B common stock.

Donegal Mutual and Atlantic States have participated in a proportional reinsurance agreement, or pooling agreement, since 1986. Under the pooling agreement, Donegal Mutual and Atlantic States contribute substantially all of their respective premiums, losses and loss expenses to the underwriting pool, and the underwriting pool, acting through Donegal Mutual, then allocates 80% of the pooled business to Atlantic States. Thus, Donegal Mutual and Atlantic States share the underwriting results of the pooled business in proportion to their respective participation in the underwriting pool. The operations of our insurance subsidiaries and Donegal Mutual are interrelated due to the pooling agreement and other factors. While maintaining the separate corporate existence of each company, our insurance subsidiaries conduct business together with Donegal Mutual and its insurance subsidiaries as the Donegal Insurance Group. The Donegal Insurance Group is not a legal entity, is not an insurance company and does not issue or administer insurance policies. Rather, it is a trade name that refers to the group of insurance companies that are affiliated with Donegal Mutual. See “Business - Relationship with Donegal Mutual” for more information regarding the pooling agreement and other transactions with our affiliates.

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

Index
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

In July 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 additional shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of the SEC Rule 10b-18 and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during 2021 or 2020. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through December 31, 2021.

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

Index
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

Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced an increase in claims severity and a lengthening of the claim settlement periods on bodily injury claims during the past several years. In addition, the COVID-19 pandemic and related government mandates and restrictions resulted in various changes from historical claims reporting and settlement trends during 2020 and resulted in significant increases in loss costs in 2021 due to a number of factors, including supply chain disruption, higher used automobile values, increases in the cost of replacement automobile parts and rising labor rates. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements. Related uncertainties regarding future trends include social inflation, availability and cost of building materials, availability of skilled labor, the rate of plaintiff attorney involvement in claims and the cost of medical technologies and procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items.  To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at December 31, 2021. For every 1% change in our insurance subsidiaries’ loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $6.3 million.

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

Our insurance subsidiaries recognized a decrease in their liability for losses and loss expenses of prior years of $31.2 million, $12.9 million and $12.9 million in 2021, 2020 and 2019, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy or claims management personnel, and they have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those years. The 2021 development represented 5.6% of the December 31, 2020 net carried reserves and resulted primarily from lower-than-expected loss emergence in the personal automobile, workers’ compensation and commercial automobile lines of business for accident years prior to 2021. The majority of the 2021 development related to decreases in the liability for losses and loss expenses of prior years for Atlantic States and MICO. The 2020 development represented 2.6% of the December 31, 2019 net carried reserves and resulted primarily from lower-than-expected severity in the workers’ compensation and personal automobile lines of business, partially offset by higher-than-expected severity in the commercial automobile and commercial multi-peril lines of business, for accident years prior to 2020. The majority of the 2020 development related to decreases in the liability for losses and loss expenses of prior years for Atlantic States and MICO. The 2019 development represented 2.7% of the December 31, 2018 net carried reserves and resulted primarily from lower-than-expected severity in the workers’ compensation line of business, partially offset by higher-than-expected severity in the commercial automobile and commercial multi-peril lines of business, for accident years prior to 2019. The majority of the 2019 development related to decreases in the liability for losses and loss expenses of prior years for Atlantic States and MICO.

Index
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

Index
Our insurance subsidiaries’ liability for losses and loss expenses by major line of business at December 31, 2021 and 2020 consisted of the following:

	2021	2020
	(in thousands)
Commercial lines:
Automobile	$172,302	$151,813
Workers’ compensation	122,398	118,037
Commercial multi-peril	168,445	126,299
Other	18,530	13,212
Total commercial lines	481,675	409,361

Personal lines:
Automobile	109,915	120,861
Homeowners	26,169	20,976
Other	8,600	5,991
Total personal lines	144,684	147,828

Total commercial and personal lines	626,359	557,189
Plus reinsurance recoverable	451,261	404,818
Total liability for losses and loss expenses	$1,077,620	$962,007

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

Change in Loss and Loss Expense Reserves Net of Reinsurance	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2021	Percentage Change in Equity at December 31, 2021(1)	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2020	Percentage Change in Equity at December 31, 2020(1)
(dollars in thousands)
-10.0%	$563,723	9.3%	$501,470	8.5%
-7.5	579,382	7.0	515,400	6.4
-5.0	595,041	4.7	529,330	4.3
-2.5	610,700	2.3	543,259	2.1
Base	626,359	—	557,189	—
2.5	642,018	-2.3	571,119	-2.1
5.0	657,677	-4.7	585,048	-4.3
7.5	673,336	-7.0	598,978	-6.4
10.0	688,995	-9.3	612,908	-8.5

(1)          Net of income tax effect.

Our insurance subsidiaries base their reserves for unpaid losses and loss expenses on current trends in loss and loss expense development and reflect their best estimates for future amounts needed to pay losses and loss expenses with respect to incurred events currently known to them plus incurred but not reported (“IBNR”) claims. Our insurance subsidiaries develop their reserve estimates based on an assessment of known facts and circumstances, review of historical loss settlement patterns, estimates of trends in claims severity, frequency, legal and regulatory changes and other assumptions. Our insurance subsidiaries consistently apply actuarial loss reserving techniques and assumptions, which rely on historical information as adjusted to reflect current conditions, including consideration of recent case reserve activity. Our insurance subsidiaries use the point estimate their actuaries select. For the year ended December 31, 2021, the actuaries developed a range from a low of $575.7 million to a high of $681.5 million and selected a point estimate of $626.4 million. The actuaries’ range of estimates for commercial lines in 2021 was $442.8 million to $524.0 million, and the actuaries selected a point estimate of $481.7 million. The actuaries’ range of estimates for personal lines in 2021 was $132.9 million to $157.5 million, and the actuaries selected a point estimate of $144.7 million. For the year ended December 31, 2020, the actuaries developed a range from a low of $512.9 million to a high of $605.3 million and selected a point estimate of $557.2 million. The actuaries’ range of estimates for commercial lines in 2020 was $376.9 million to $444.7 million, and the actuaries selected a point estimate of $409.4 million. The actuaries’ range of estimates for personal lines in 2020 was $136.0 million to $160.6 million, and the actuaries selected a point estimate of $147.8 million.

Index
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

The following table presents 2021 and 2020 claim count and payment amount information for workers’ compensation. Workers’ compensation losses primarily consist of indemnity and medical costs for injured workers.

	For the Year Ended December 31,
(dollars in thousands)	2021	2020
Number of claims pending, beginning of period	2,898	3,014
Number of claims reported	6,883	5,935
Number of claims settled or dismissed	6,445	6,051
Number of claims pending, end of period	3,336	2,898

Losses paid	$50,664	$38,204
Loss expenses paid	10,067	9,065

Management Evaluation of Operating Results

Despite challenging insurance market conditions, increasing casualty loss severity trends and unusually adverse weather conditions that affected our results in recent years, we believe that our focused business strategy, including our insurance subsidiaries disciplined underwriting practices, have positioned us well for 2022 and beyond.

Because our insurance subsidiaries do not prepare GAAP financial statements, we evaluate the performance of our commercial lines and personal lines segments utilizing statutory accounting practices (“SAP”), which include financial measures that reflect the growth trends and underwriting results of our insurance subsidiaries.

Index
We use the following financial data to monitor and evaluate our operating results:

	Year Ended December 31,
(in thousands)	2021	2020	2019

Net premiums written:
Commercial lines:
Automobile	$161,947	$135,294	$122,142
Workers’ compensation	113,256	109,960	113,684
Commercial multi-peril	188,242	147,993	138,750
Other	38,340	32,739	30,303
Total commercial lines	501,785	425,986	404,879
Personal lines:
Automobile	170,578	184,602	210,507
Homeowners	109,974	111,886	117,118
Other	21,930	19,666	20,097
Total personal lines	302,482	316,154	347,722
Total net premiums written	$804,267	$742,140	$752,601

Components of combined ratio:
Loss ratio	67.1%	62.0%	67.0%
Expense ratio	33.3	33.0	31.3
Dividend ratio	0.6	1.0	1.2
Combined ratio	101.0%	96.0%	99.5%

Revenues:
Net premiums earned:
Commercial lines	$468,433	$412,877	$385,465
Personal lines	307,582	329,163	370,613
Total net premiums earned	776,015	742,040	756,078
Net investment income	31,126	29,504	29,515
Investment gains	6,477	2,778	21,985
Equity in earnings of DFSC	—	—	295
Other	2,848	3,497	4,578
Total revenues	$816,466	$777,819	$812,451

Index
	Year Ended December 31,
(in thousands)	2021	2020	2019

Components of net income:
Underwriting (loss) income:
Commercial lines	$(35,174)	$(858)	$8,404
Personal lines	17,235	31,764	(1,617)
SAP underwriting (loss) income	(17,939)	30,906	6,787
GAAP adjustments	9,945	(959)	(3,079)
GAAP underwriting (loss) income	(7,994)	29,947	3,708
Net investment income	31,126	29,504	29,515
Investment gains	6,477	2,778	21,985
Equity in earnings of DFSC	—	—	295
Other	730	1,043	1,578
Income before income tax expense	30,339	63,272	57,081
Income tax expense	5,085	10,457	9,929
Net income	$25,254	$52,815	$47,152

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

The following table provides a reconciliation of our net premiums earned to our net premiums written for 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019

Net premiums earned	$776,015,201	$742,040,339	$756,078,400
Change in net unearned premiums	28,251,308	99,554	(3,477,111)
Net premiums written	$804,266,509	$742,139,893	$752,601,289

The increase in the change in net unearned premiums for 2021 compared to 2020 and 2019 primarily reflects the inclusion of the business of the Mountain States Insurance Group in the underwriting pool beginning with policies effective in 2021.

Index
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

The following table presents comparative details with respect to our GAAP and statutory combined ratios for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
GAAP Combined Ratios (Total Lines)
Loss ratio (non-weather)	61.3%	55.1%	60.9%
Loss ratio (weather-related)	5.8	6.9	6.1
Expense ratio	33.3	33.0	31.3
Dividend ratio	0.6	1.0	1.2
Combined ratio	101.0%	96.0%	99.5%

Statutory Combined Ratios
Commercial lines:
Automobile	108.6%	112.7%	117.4%
Workers’ compensation	94.6	86.3	78.5
Commercial multi-peril	114.1	98.4	93.7
Other	77.5	74.0	72.6
Total commercial lines	104.9	97.8	95.0
Personal lines:
Automobile	94.4	91.3	105.7
Homeowners	102.9	97.2	101.2
Other	49.3	74.9	73.2
Total personal lines	94.4	92.4	102.6
Total commercial and personal lines	100.8	95.4	98.7

Index
Results of Operations

YEAR ENDED DECEMBER 31, 2021 COMPARED TO YEAR ENDED DECEMBER 31, 2020

Net Premiums Earned

Our insurance subsidiaries’ net premiums earned increased to $776.0 million for 2021, an increase of $34.0 million, or 4.6%, compared to 2020, primarily reflecting the inclusion of the business of the Mountain States Insurance Group in the underwriting pool beginning with policies effective in 2021, as well solid premium retention and renewal premium increases. Our insurance subsidiaries earn premiums and recognize them as income over the terms of the policies they issue. Such terms are generally one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding twelve-month period compared to the same period one year earlier.

Net Premiums Written

Our insurance subsidiaries’ 2021 net premiums written increased 8.4% to $804.3 million, compared to $742.1 million for 2020. Commercial lines net premiums written increased $75.8 million, or 17.8%, for 2021 compared to 2020. We attribute the increase in commercial lines net premiums written primarily to the inclusion of the business of the Mountain States Insurance Group in the underwriting pool beginning with policies effective in 2021, as well as solid  premium retention and renewal premium increases. Personal lines net premiums written decreased $13.7 million, or 4.3%, for 2021 compared to 2020. We attribute the decrease in personal lines net premiums written primarily to net attrition as a result of measures our insurance subsidiaries implemented to improve underwriting profitability, partially offset by the impact of premium rate increases.

Investment Income

For 2021, our net investment income increased to $31.1 million, compared to $29.5 million for 2020, due primarily to higher average invested assets for 2021 compared to 2020.

Net Investment Gains

Our net investment gains for 2021 and 2020 were $6.5 million and $2.8 million, respectively. The net investment gains for 2021 and 2020 were primarily related to increases in unrealized gains within our equity securities portfolio. We did not recognize any impairment losses during 2021 or 2020.

Losses and Loss Expenses

Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, was 67.1% for 2021, compared to 62.0% for 2020. Our insurance subsidiaries’ commercial lines loss ratio increased to 68.6% for 2021, compared to 63.9% for 2020. This increase resulted primarily from the workers’ compensation loss ratio increasing to 57.7% for 2021, compared to 51.1% for 2020, and the commercial multi-peril loss ratio increasing to 76.9% for 2021, compared to 65.9% for 2020. The personal lines loss ratio increased to 64.8% for 2021, compared to 59.5% for 2020. The personal automobile loss ratio increased to 65.6% for 2021, compared to 60.1% for 2020, primarily due to an increase in automobile claim frequency as driving activity generally returned to pre-pandemic levels. The homeowners loss ratio increased to 69.6% for 2021, compared to 61.8% for 2020. Our insurance subsidiaries experienced favorable loss reserve development of approximately $31.2 million, or 4.0 percentage points of the loss ratio, during 2021 in their reserves for prior accident years, compared to favorable loss reserve development of approximately $12.9 million, or 1.7 percentage points of the loss ratio, during 2020. The favorable loss reserve development in 2021 resulted primarily from lower-than-expected loss emergence in the personal automobile, workers’ compensation and commercial automobile lines of business for accident years prior to 2021. Weather-related losses of $45.3 million, or 5.8 percentage points of the loss ratio, for 2021 decreased from $51.4 million, or 6.9 percentage points of the loss ratio, for 2020, with the decrease primarily impacting the commercial multi-peril line of business. Large fire losses, which we define as individual fire losses in excess of $50,000, were $45.6 million, or 5.9 percentage points of the loss ratio, for 2021, compared to $22.8 million, or 3.1 percentage points of the loss ratio, for 2020. The significant increase was related to a higher incidence of both commercial property and home fires in 2021 compared to 2020.

Index
Underwriting Expenses

Our insurance subsidiaries’ expense ratio, which is the ratio of policy acquisition and other underwriting expenses to premiums earned, was 33.3% for 2021, compared to 33.0% for 2020. We attribute the modest increase to higher technology system-related expenses for 2021 compared to 2020, offset somewhat by lower commercial growth incentive costs for our agents and decreased underwriting-based incentive costs for our agents and employees for 2021 compared to 2020. The increase in technology systems-related expenses for 2021 was primarily due to an increased allocation of costs from Donegal Mutual to our insurance subsidiaries following the successful implementation of the second phase of our ongoing systems modernization project in August 2021.

Policyholder Dividends

Our insurance subsidiaries pay policyholder dividends primarily on workers' compensation policies on a sliding scale based on the profitability of a given policy.  We attribute the decrease in dividends incurred for 2021 compared to 2020 to a modest decline in the profitability of the workers' compensation line of business over the respective periods to which the dividends applied.

Combined Ratio

Our insurance subsidiaries’ combined ratio was 101.0% and 96.0% for 2021 and 2020, respectively. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned. We attribute the increase in our combined ratio primarily to the increase in the loss ratio.

Interest Expense

Our interest expense for 2021 decreased to $895,605, compared to $1.2 million for 2020. We attribute the decrease to lower average borrowings under our lines of credit during 2021 compared to 2020.

Income Taxes

Our income tax expense was $5.1 million for 2021, compared to $10.5 million for 2020. Our effective tax rate for 2021 was 16.8%, compared to 16.5% for 2020. Our income tax expense for 2020 included a $1.6 million income tax benefit related to the carryback of 2018 net operating losses to past tax years with higher statutory income tax rates than are currently in effect, as allowed under the Coronavirus Aid, Relief and Economic Security Act that was enacted in March 2020.

Net Income and Earnings Per Share

Our net income for 2021 was $25.3 million, or $0.83 per share of Class A common stock on a diluted basis and $0.74 per share of Class B common stock, compared to net income for 2020 of $52.8 million, or $1.83 per share of Class A common stock on a diluted basis and $1.65 per share of Class B common stock. We had 25.8 million and 24.6 million Class A shares outstanding at December 31, 2021 and 2020, respectively.  We had 5.6 million Class B shares outstanding for both periods. There are no outstanding securities that dilute our shares of Class B common stock.

Index
Book Value Per Share

Our stockholders’ equity increased by $13.3 million during 2021 as a result of our net income, offset somewhat by a reduction of net unrealized gains within our available-for-sale fixed maturity investments. Our book value per share decreased to $16.95 at December 31, 2021, compared to $17.13 a year earlier, primarily as a result of an increase in the number of Class A shares outstanding during the year.

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

Index
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

Policyholder Dividends

Our insurance subsidiaries pay policyholder dividends primarily on workers' compensation policies on a sliding scale based on the profitability of a given policy.  We attribute the decrease in dividends incurred for 2020 compared to 2019 to a modest decline in the profitability of the workers' compensation line of business over the respective periods to which the dividends applied.

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

Index
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

We have historically generated sufficient net positive cash flow from our operations to fund our commitments and build our investment portfolio, thereby increasing future investment returns. The pooling agreement with Donegal Mutual historically has been cash flow positive because of the profitability of the underwriting pool. Because we settle the pool monthly, our cash flows are substantially similar to the cash flows that would result from the underwriting of direct business. We maintain a high degree of liquidity in our investment portfolio in the form of marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective. This laddering approach provides an additional measure of liquidity to meet our obligations and the obligations of our insurance subsidiaries should an unexpected variation occur in the future. Net cash flows provided by operating activities in 2021, 2020 and 2019 were $76.7 million, $101.1 million and $76.4 million, respectively.

At December 31, 2021, we had no outstanding borrowings under our line of credit with M&T and had the ability to borrow up to $20.0 million at interest rates equal to the then-current LIBOR rate plus 2.00%. At December 31, 2021, Atlantic States had $35.0 million in outstanding advances with the FHLB of Pittsburgh that carry a fixed interest rate of 1.74%. In March 2020, Atlantic States issued $50.0 million of debt to the FHLB of Pittsburgh in exchange for a cash advance in the same amount for contingent liquidity funding in light of uncertainty surrounding the economic impact of the COVID-19 pandemic. Atlantic States repaid this advance when it became due in March 2021. In September 2021, upon receipt of approval from the Michigan Department of Insurance and Financial Services, MICO repaid in full the $5.0 million surplus note held previously by Donegal Mutual, along with accrued interest of $178,082. We discuss in Note 9 – Borrowings our estimate of the timing of the amounts payable for the borrowings under our lines of credit based on their contractual maturities.

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

Index
The cash dividends we declared to our stockholders totaled $19.6 million, $17.3 million and $16.2 million in 2021, 2020 and 2019, respectively. There are no regulatory restrictions on our payment of dividends to our stockholders, although there are restrictions under applicable state laws on the payment of dividends from our insurance subsidiaries to us. Our insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis and are subject to regulations under which their payment of dividends from statutory surplus is restricted and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk-based capital (“RBC”) requirements. The amount of statutory capital and surplus necessary for our insurance subsidiaries to satisfy regulatory requirements, including the RBC requirements, was not significant in relation to our insurance subsidiaries’ statutory capital and surplus at December 31, 2021. Amounts available for distribution to us as dividends from our insurance subsidiaries without prior approval of insurance regulatory authorities in 2022 are approximately $27.9 million from Atlantic States, $6.9 million from Southern, $4.8 million from Peninsula and $7.7 million from MICO, or a total of approximately $47.3 million.

Investments

At December 31, 2021 and 2020, our investment portfolio of primarily investment-grade bonds, common stock, short-term investments and cash totaled $1.3 billion, representing 59.2% and 61.3%, respectively, of our total assets. See “Business - Investments” for more information.

	December 31,
	2021		2020
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Fixed maturities:
Total held to maturity	$668,105	52.3%	$586,609	48.0%
Total available for sale	532,629	41.7	555,136	45.5
Total fixed maturities	1,200,734	94.0	1,141,745	93.5
Equity securities	63,420	5.0	58,556	4.8
Short-term investments	12,692	1.0	20,901	1.7
Total investments	$1,276,846	100.0%	$1,221,202	100.0%
The carrying value of our fixed maturity investments represented 94.0% and 93.5% of our total invested assets at December 31, 2021 and 2020, respectively.

Our fixed maturity investments consisted of high-quality marketable bonds, of which 100.0% and 99.8% were rated at investment-grade levels at December 31, 2021 and 2020, respectively.

At December 31, 2021, the net unrealized gain on our available-for-sale fixed maturity investments, net of deferred taxes, amounted to $7.4 million, compared to a net unrealized gain of $15.9 million at December 31, 2020.

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

Index
Impact of Changing Climate Conditions

Insured losses from severe weather events could significantly impact the underwriting results of our insurance subsidiaries. Losses from catastrophic events are a function of both the extent of our insurance subsidiaries’ exposures, the frequency and severity of the events themselves and the level of reinsurance coverage our insurance subsidiaries purchase. The increased frequency and severity of weather-related catastrophes and other losses, such as from wildfires and flooding, incurred by the industry in recent years may be indicative of changing weather patterns due to climate change. Should those patterns continue to emerge, increased weather-related catastrophes in the states in which our insurance subsidiaries operate would lead to higher overall losses that they may be unable to offset through pricing actions.

Our insurance subsidiaries seek to reduce their exposure to catastrophe losses through their underwriting strategies and their purchase of catastrophe reinsurance. While the emerging science regarding climate change and its connection to extreme weather events continues to be studied, climate change, to the extent it produces rising temperatures and changes in weather patterns, could affect the frequency and severity of weather events and other losses and thus impact the affordability and availability of catastrophe reinsurance coverage for our insurance subsidiaries. Our insurance subsidiaries’ ability to appropriately manage catastrophe risk depends partially on catastrophe models, which rely on historical data that might not be representative of the frequency and severity of future events. Such models might also be unable to anticipate the uncertain impact of changing climate conditions that tend to occur gradually over time. Because the policies of our insurance subsidiaries renew not less frequently than annually, our insurance subsidiaries have the ability to respond to the impact of changing climate conditions through adjustments to their underwriting standards, pricing, and policy terms and conditions, subject to applicable regulatory approvals.

Changing climate conditions could lead to new or revised regulations with which our insurance subsidiaries would have to comply. Such regulations could impact the ability of our insurance subsidiaries to manage their exposures in areas impacted by increased weather activity, require our insurance companies to alter the terms and conditions of their policies or impact the ability of our insurance subsidiaries to obtain sufficient pricing increases to offset higher loss activity.

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

Off-Balance Sheet Arrangements

As of December 31, 2021 and 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Index
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

Principal cash flows and related weighted-average interest rates by stated maturity dates for the financial instruments we held at December 31, 2021 that are sensitive to interest rates are as follows:

(in thousands)	Principal Cash Flows	Weighted- Average Interest Rate
Fixed-maturity and short-term investments:
2022	$62,545	2.56%
2023	42,283	3.23
2024	49,683	4.11
2025	54,054	3.86
2026	64,492	3.52
Thereafter	920,020	3.01
Total	$1,193,077
Fair value	$1,242,722
Debt:
2024	$35,000	1.74%
Total	$35,000
Fair value	$35,000

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

Index
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

Index

Item 8.	Financial Statements and Supplementary Data.

Index
Donegal Group Inc.
Consolidated Balance Sheets

	December 31,
	2021	2020
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost (fair value $697,400,964 and $632,640,821)	$668,104,568	$586,609,439
Available for sale, at fair value (amortized cost $523,293,046 and $534,958,100)	532,629,015	555,136,017
Equity securities, at fair value	63,419,973	58,556,173
Short-term investments, at cost, which approximates fair value	12,692,341	20,900,155
Total investments	1,276,845,897	1,221,201,784
Cash	57,709,375	103,094,236
Accrued investment income	8,214,971	7,936,879
Premiums receivable	168,862,580	169,596,332
Reinsurance receivable	455,411,009	408,908,850
Deferred policy acquisition costs	68,028,373	59,156,958
Deferred tax asset, net	6,685,619	5,683,113
Prepaid reinsurance premiums	176,935,842	169,418,333
Property and equipment, net	2,956,930	4,390,377
Accounts receivable - securities	2,252	67,676
Federal income taxes recoverable	5,290,938	3,089,369
Receivable from Michigan Catastrophic Claims Association	18,112,800	—
Due from affiliate	1,922,717	—
Goodwill	5,625,354	5,625,354
Other intangible assets	958,010	958,010
Other	1,612,732	1,393,053
Total assets	$2,255,175,399	$2,160,520,324

Liabilities and Stockholders’ Equity
Liabilities
Losses and loss expenses	$1,077,620,301	$962,007,437
Unearned premiums	572,958,422	537,189,598
Accrued expenses	4,028,659	29,115,198
Reinsurance balances payable	3,946,105	3,233,523
Borrowings under lines of credit	35,000,000	85,000,000
Cash dividends declared to stockholders	4,915,268	4,436,301
Cash refunds due to Michigan policyholders	18,112,800	—
Subordinated debentures	—	5,000,000
Due to affiliate	—	10,293,495
Other	7,557,757	6,470,652
Total liabilities	1,724,139,312	1,642,746,204
Stockholders’ Equity
Preferred stock, $0.01 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $0.01 par value, authorized 50,000,000 shares, issued 28,756,203 and 27,651,774 shares and outstanding 25,753,615 and 24,649,186 shares	287,562	276,518
Class B common stock, $0.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	304,889,481	289,149,567
Accumulated other comprehensive income	3,283,551	11,130,612
Retained earnings	263,745,358	258,387,288
Treasury stock, at cost	(41,226,357)	(41,226,357)
Total stockholders’ equity	531,036,087	517,774,120
Total liabilities and stockholders’ equity	$2,255,175,399	$2,160,520,324

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc.
Consolidated Statements of Income and Comprehensive Income

	Years Ended December 31,
	2021	2020	2019
Statements of Income
Revenues
Net premiums earned (includes affiliated reinsurance of $212,591,341, $192,861,276 and $204,708,630 - see note 3)	$776,015,201	$742,040,339	$756,078,400
Investment income, net of investment expenses	31,125,631	29,504,466	29,514,955
Installment payment fees	2,416,873	3,063,097	4,134,749
Lease income	430,800	434,089	443,750
Net investment gains (includes $382,602, $572,106 and $147,236 accumulated other comprehensive income reclassification)	6,477,286	2,777,919	21,984,617
Equity in earnings of Donegal Financial Services Corporation	—	—	295,000
Total revenues	816,465,791	777,819,910	812,451,471
Expenses
Net losses and loss expenses (includes affiliated reinsurance of $131,367,599, $87,374,791 and $103,218,679 - see note 3)	520,709,542	459,764,293	506,387,664
Amortization of deferred policy acquisition costs	128,733,000	119,072,000	122,443,000
Other underwriting expenses	129,367,893	125,862,651	114,561,741
Policyholder dividends	5,198,515	7,394,310	8,978,406
Interest	895,605	1,196,406	1,579,299
Other, net	1,222,728	1,257,747	1,420,331
Total expenses	786,127,283	714,547,407	755,370,441
Income before income tax expense	30,338,508	63,272,503	57,081,030
Income tax expense (includes $80,346, $120,142 and $30,920 income tax expense from reclassification items)	5,084,334	10,457,251	9,929,286
Net income	$25,254,174	$52,815,252	$47,151,744
Basic earnings per common share:
Class A common stock	$0.83	$1.84	$1.68
Class B common stock	$0.74	$1.65	$1.51
Diluted earnings per common share:
Class A common stock	$0.83	$1.83	$1.67
Class B common stock	$0.74	$1.65	$1.51
Statements of Comprehensive Income
Net income	$25,254,174	$52,815,252	$47,151,744
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on securities:
Unrealized holding (loss) gain arising during the period, net of income tax (benefit) expense of ($2,008,078), $2,944,892 and $3,947,082	(7,544,805)	11,078,406	14,848,545
Reclassification adjustment for gains included in net income, net of income tax expense of $80,346, $120,142 and $30,920	(302,256)	(451,964)	(116,316)
Other comprehensive (loss) income	(7,847,061)	10,626,442	14,732,229
Comprehensive income	$17,407,113	$63,441,694	$61,883,973

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, January 1, 2019	25,819,341	5,649,240	$258,194	$56,492	$261,258,423	$(14,228,059)	$192,751,208	$(41,226,357)	$398,869,901
Issuance of common stock (stock compensation plans)	167,096		1,671		2,225,527				2,227,198
Stock-based compensation	217,498		2,175		4,251,665				4,253,840
Net income							47,151,744		47,151,744
Cash dividends							(16,219,393)		(16,219,393)
Grant of stock options					415,986		(415,986)		—
Other comprehensive income						14,732,229			14,732,229
Balance, December 31, 2019	26,203,935	5,649,240	$262,040	$56,492	$268,151,601	$504,170	$223,267,573	$(41,226,357)	$451,015,519
Issuance of common stock (stock compensation plans)	153,233		1,532		2,057,504				2,059,036
Stock-based compensation	1,294,606		12,946		18,582,085				18,595,031
Net income							52,815,252		52,815,252
Cash dividends							(17,337,160)		(17,337,160)
Grant of stock options					358,377		(358,377)		—
Other comprehensive income						10,626,442			10,626,442
Balance, December 31, 2020	27,651,774	5,649,240	$276,518	$56,492	$289,149,567	$11,130,612	$258,387,288	$(41,226,357)	$517,774,120
Issuance of common stock (stock compensation plans)	157,783		1,578		2,161,142				2,162,720
Stock-based compensation	946,646		9,466		13,260,855				13,270,321
Net income							25,254,174		25,254,174
Cash dividends							(19,578,187)		(19,578,187)
Grant of stock options					317,917		(317,917)		—
Other comprehensive loss						(7,847,061)			(7,847,061)
Balance, December 31, 2021	28,756,203	5,649,240	$287,562	$56,492	$304,889,481	$3,283,551	$263,745,358	$(41,226,357)	$531,036,087

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities:
Net income	$25,254,174	$52,815,252	$47,151,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	5,837,809	6,721,621	5,573,074
Net investment gains	(6,477,286)	(2,777,919)	(21,984,617)
Equity in earnings of Donegal Financial Services Corporation	—	—	(295,000)
Changes in Assets and Liabilities:
Losses and loss expenses	115,612,864	92,333,588	55,008,625
Unearned premiums	35,768,824	27,042,113	3,618,879
Accrued expenses	(25,086,539)	661,454	3,011,598
Premiums receivable	733,752	(3,863,383)	(9,030,699)
Deferred policy acquisition costs	(8,871,415)	127,901	1,330,268
Deferred income taxes	1,095,306	6,448	649,928
Reinsurance receivable	(46,502,159)	(41,887,382)	(23,652,403)
Accrued investment income	(278,092)	(870,850)	(504,830)
Amounts due to affiliate	(12,216,212)	224,324	(805,369)
Reinsurance balances payable	712,582	1,117,439	(1,766,109)
Prepaid reinsurance premiums	(7,517,509)	(26,942,566)	(7,095,990)
Current income taxes	(2,201,569)	(3,174,200)	19,117,435
Other, net	867,438	(399,440)	6,033,243
Net adjustments	51,477,794	48,319,148	29,208,033
Net cash provided by operating activities	76,731,968	101,134,400	76,359,777
Cash Flows from Investing Activities:
Purchases of fixed maturities:
Held to maturity	(125,630,220)	(157,048,527)	(96,724,391)
Available for sale	(163,593,018)	(176,500,255)	(165,989,508)
Purchases of equity securities	(25,354,790)	(6,964,092)	(20,722,416)
Sales of fixed maturities:
Available for sale	6,281,963	22,172,930	19,527,658
Maturity of fixed maturities:
Held to maturity	44,211,076	47,448,424	24,460,749
Available for sale	165,867,395	172,084,542	119,113,273
Sales of equity securities	26,585,663	6,091,288	40,465,748
Net sales (purchases) of property and equipment	1,224,806	(89,702)	(149,603)
Sale of investment in Donegal Financial Services Corporation	—	—	33,922,773
Net sales (purchases) of short-term investments	8,207,814	(6,869,933)	2,718,538
Net cash used in investing activities	(62,199,311)	(99,675,325)	(43,377,179)
Cash Flows from Financing Activities:
Issuance of common stock	14,181,702	19,292,324	4,834,514
Cash dividends paid	(19,099,220)	(16,976,093)	(16,092,643)
Payments on subordinated debentures	(5,000,000)	—	—
Payments on lines of credit	(50,000,000)	—	(25,000,000)
Borrowings under lines of credit	—	50,000,000	—
Net cash (used in) provided by financing activities	(59,917,518)	52,316,231	(36,258,129)
Net (decrease) increase in cash	(45,384,861)	53,775,306	(3,275,531)
Cash at beginning of year	103,094,236	49,318,930	52,594,461
Cash at end of year	$57,709,375	$103,094,236	$49,318,930

See accompanying notes to consolidated financial statements.

Index
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

At December 31, 2021 we had three segments: our investment function, our commercial lines of insurance and our personal lines of insurance. The commercial lines products of our insurance subsidiaries consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies. The personal lines products of our insurance subsidiaries consist primarily of homeowners and private passenger automobile policies.

At December 31, 2021, Donegal Mutual held approximately 41% of our outstanding Class A common stock and approximately 84% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 70% of the total voting power of our common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to a pooling agreement and other intercompany agreements and transactions. While each company maintains its separate corporate existence, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

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

Index
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

Index
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

Index
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

Index
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

Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced an increase in claims severity and a lengthening of the claim settlement periods on bodily injury claims during the past several years. In addition, the COVID-19 pandemic and related government mandates and restrictions resulted in various changes from historical claims reporting and settlement trends during 2020 and resulted in significant increases in loss costs in 2021 due to a number of factors, including supply chain disruption, higher used automobile values, increases in the cost of replacement automobile parts and rising labor rates. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements. Related uncertainties regarding future trends include social inflation, availability and cost of building materials, availability of skilled labor, the rate of plaintiff attorney involvement in claims and the cost of medical technologies and procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items.  To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded.

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

Index
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

In 2021, 2020 and 2019, we realized $438,850, $302,901 and $64,765, respectively, in tax benefits upon the exercise of stock options.

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

Index
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

Index
The following amounts represent reinsurance Atlantic States ceded to the pool during 2021, 2020 and 2019:

	2021	2020	2019
Premiums earned	$305,729,418	$266,400,636	$218,642,984
Losses and loss expenses	222,737,225	181,205,743	173,238,503
Prepaid reinsurance premiums	152,323,262	146,387,565	116,189,929
Liability for losses and loss expenses	274,033,812	232,540,607	183,326,589

The following amounts represent reinsurance Atlantic States assumed from the pool during 2021, 2020 and 2019:

	2021	2020	2019
Premiums earned	$573,891,394	$514,172,448	$479,835,362
Losses and loss expenses	383,455,320	309,315,497	309,852,141
Unearned premiums	289,976,879	262,004,199	237,106,338
Liability for losses and loss expenses	455,564,733	377,530,215	322,658,731

Donegal Mutual and MICO had a quota-share reinsurance agreement under which Donegal Mutual assumed 25% of the premiums and losses related to the business of MICO for policies effective through December 31, 2021. Donegal Mutual and MICO terminated this reinsurance agreement on a run-off basis effective January 1, 2022. Donegal Mutual and Peninsula had a quota-share reinsurance agreement under which Donegal Mutual assumed 100% of the premiums and losses related to the workers’ compensation product line of Peninsula in certain states for policies effective through December 31, 2021. Donegal Mutual and Peninsula terminated this reinsurance agreement on a run-off basis effective January 1, 2022. Donegal Mutual places its assumed business from MICO and Peninsula into the underwriting pool.

The following amounts represent reinsurance ceded to Donegal Mutual pursuant to these quota-share reinsurance agreements during 2021, 2020 and 2019:

	2021	2020	2019
Premiums earned	$37,996,474	$39,315,398	$42,079,112
Losses and loss expenses	20,037,608	15,471,037	19,617,787
Prepaid reinsurance premiums	18,548,821	17,155,909	19,217,849
Liability for losses and loss expenses	36,659,853	35,306,627	36,597,834

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

The following amounts represent reinsurance that our insurance subsidiaries ceded to Donegal Mutual pursuant to these reinsurance agreements during 2021, 2020 and 2019:

	2021	2020	2019
Premiums earned	$17,574,161	$15,595,138	$14,404,636
Losses and loss expenses	9,309,624	25,259,527	13,769,736
Liability for losses and loss expenses	1,658,057	3,812,339	3,149,907

Index
The following amounts represent the effect of affiliated reinsurance transactions on net premiums our insurance subsidiaries earned during 2021, 2020 and 2019:

	2021	2020	2019
Assumed	$573,891,394	$514,172,448	$479,835,362
Ceded	(361,300,053)	(321,311,172)	(275,126,732)
Net	$212,591,341	$192,861,276	$204,708,630

The following amounts represent the effect of affiliated reinsurance transactions on net losses and loss expenses our insurance subsidiaries incurred during 2021, 2020 and 2019:

	2021	2020	2019
Assumed	$383,452,056	$309,311,098	$309,844,705
Ceded	(252,084,457)	(221,936,307)	(206,626,026)
Net	$131,367,599	$87,374,791	$103,218,679

b. Expense Sharing

Donegal Mutual provides facilities, management and other services to us and our insurance subsidiaries. In addition, Donegal Mutual purchases and maintains the information technology systems that support the business of Donegal Mutual and our insurance subsidiaries. Donegal Mutual allocates certain related expenses to Atlantic States in relation to the relative participation of Atlantic States and Donegal Mutual in the pooling agreement. Our insurance subsidiaries other than Atlantic States reimburse Donegal Mutual for allocated costs of services Donegal Mutual provides on their behalf based on their proportion of the total direct premiums written of the Donegal Insurance Group and other metrics. Donegal Mutual allocates costs related to its development and maintenance of information technology systems over the estimated useful life of those systems (generally five years) and charges a proportionate share of those costs to our insurance subsidiaries based on their percentage of the total net premiums written of the Donegal Insurance Group. Allocated expenses from Donegal Mutual for services it provided to our insurance subsidiaries totaled $186,568,897, $153,941,121 and $134,143,158  for 2021, 2020 and 2019, respectively. To enhance process efficiencies, Donegal Mutual paid certain expenses directly in 2021 that our insurance subsidiaries paid directly in 2020, resulting in higher allocations of expenses from Donegal Mutual to our insurance subsidiaries and lower direct expense payments by our insurance subsidiaries in 2021 compared to 2020.

Donegal Mutual is currently in the midst of a multi-year effort to modernize certain of its key technology infrastructure and application systems. Donegal Mutual placed the first and second releases of new systems into service in 2020 and 2021, respectively. Donegal Mutual allocated $5.1 million and $2.8 million of related costs to our insurance subsidiaries in 2021 and 2020, respectively. Donegal Mutual will allocate to our insurance subsidiaries their proportionate share of the remaining $34.3 million of its costs for the first and second releases over the next five years. Donegal Mutual incurred an additional $3.4 million of deferred costs related to releases under development that were not yet ready for their intended use at December 31, 2021.

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

We include in our consolidated balance sheet the net amount of intercompany balances due to or from Donegal Mutual. During 2021, Donegal Mutual and our insurance subsidiaries aligned the timing of monthly settlements of various intercompany balances, including affiliated reinsurance transactions, expenses Donegal Mutual allocates to our insurance subsidiaries, premiums Donegal Mutual collects on behalf of our insurance subsidiaries, and losses and loss expenses Donegal Mutual pays on behalf of our insurance subsidiaries.

Index
c. Lease Agreement

We lease office equipment with terms ranging from 3 to 10 years to Donegal Mutual under a lease agreement dated January 1, 2011.

Index

4 - Investments

The amortized cost and estimated fair values of our fixed maturities at December 31, 2021 and 2020 are as follows:

	2021
Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$89,267,988	$1,922,976	$1,015,040	$90,175,924
Obligations of states and political subdivisions	371,435,776	17,856,745	948,113	388,344,408
Corporate securities	191,147,051	11,576,693	772,809	201,950,935
Mortgage-backed securities	16,253,753	675,944	—	16,929,697
Totals	$668,104,568	$32,032,358	$2,735,962	$697,400,964

	2021
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$32,501,080	$144,377	$460,831	$32,184,626
Obligations of states and political subdivisions	55,458,687	2,002,035	82,631	57,378,091
Corporate securities	215,668,644	6,817,036	874,405	221,611,275
Mortgage-backed securities	219,664,635	3,000,806	1,210,418	221,455,023
Totals	$523,293,046	$11,964,254	$2,628,285	$532,629,015

	2020
Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$77,435,268	$3,983,890	$223,564	$81,195,594
Obligations of states and political subdivisions	312,319,238	23,211,483	142,750	335,387,971
Corporate securities	173,269,560	18,172,244	205,761	191,236,043
Mortgage-backed securities	23,585,373	1,235,840	—	24,821,213
Totals	$586,609,439	$46,603,457	$572,075	$632,640,821

	2020
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$47,511,872	$423,855	$121,015	$47,814,712
Obligations of states and political subdivisions	66,286,667	2,690,335	11,765	68,965,237
Corporate securities	202,396,309	10,496,218	184,464	212,708,063
Mortgage-backed securities	218,763,252	6,901,676	16,923	225,648,005
Totals	$534,958,100	$20,512,084	$334,167	$555,136,017

At December 31, 2021, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $284.9 million and an amortized cost of $272.7 million. Our holdings also included special revenue bonds with an aggregate fair value of $160.8 million and an amortized cost of $154.2 million. With respect to both categories of bonds, we held no securities of any issuer that comprised more than 10% of that category at December 31, 2021. Education bonds and water and sewer utility bonds represented 48% and 35%, respectively, of our total investments in special revenue bonds based on their carrying values at December 31, 2021. Many of the issuers of the special revenue bonds we held at December 31, 2021 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held are similar to general obligation bonds.

Index
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

We have segregated within accumulated other comprehensive income the net unrealized losses of $15.1 million arising prior to the November 30, 2013 reclassification date for fixed maturities reclassified from available for sale to held to maturity.  We are amortizing this balance over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same fixed maturities. We recorded amortization of $897,073, $1.4 million and $1.2 million in other comprehensive income in 2021, 2020 and 2019, respectively. At December 31, 2021 and 2020, net unrealized losses of $5.2 million and $6.1 million, respectively, remained within accumulated other comprehensive income.

We set forth below the amortized cost and estimated fair value of fixed maturities at December 31, 2021 by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Held to maturity
Due in one year or less	$29,359,965	$30,170,296
Due after one year through five years	84,797,619	89,011,185
Due after five years through ten years	229,972,129	238,657,219
Due after ten years	307,721,102	322,632,567
Mortgage-backed securities	16,253,753	16,929,697
Total held to maturity	$668,104,568	$697,400,964
Available for sale
Due in one year or less	$19,157,465	$19,411,213
Due after one year through five years	124,209,793	128,340,492
Due after five years through ten years	130,046,327	132,293,644
Due after ten years	30,214,826	31,128,643
Mortgage-backed securities	219,664,635	221,455,023
Total available for sale	$523,293,046	$532,629,015

The cost and estimated fair values of our equity securities at December 31, 2021 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value

Equity securities	$43,262,577	$20,413,667	$256,271	$63,419,973

Index
The cost and estimated fair values of our equity securities at December 31, 2020 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value

Equity securities	$42,409,750	$17,103,055	$956,632	$58,556,173

The amortized cost of fixed maturities on deposit with various regulatory authorities at December 31, 2021 and 2020 amounted to $8,852,886 and $9,114,791, respectively.

We derived net investment income, consisting primarily of interest and dividends, from the following sources:
	2021	2020	2019
Fixed maturities	$32,343,878	$30,750,231	$29,969,774
Equity securities	1,437,948	1,386,343	1,268,056
Short-term investments	321,117	427,392	1,243,104
Other	29,250	29,250	29,251
Investment income	34,132,193	32,593,216	32,510,185
Investment expenses	(3,006,562)	(3,088,750)	(2,995,230)
Net investment income	$31,125,631	$29,504,466	$29,514,955

We present below gross gains and losses from investments and the change in the difference between fair value and cost of investments:

	2021	2020	2019
Gross realized gains:
Fixed maturities	$676,724	$818,350	$470,983
Equity securities	1,430,465	106,075	1,546,598
Investment in affiliate	—	—	12,662,147
	2,107,189	924,425	14,679,728
Gross realized losses:
Fixed maturities	294,126	246,243	323,746
Equity securities	462,335	3,555,304	1,270,301
	756,461	3,801,547	1,594,047
Net realized gains (losses)	1,350,728	(2,877,122)	13,085,681
Gross unrealized gains on equity securities	5,627,949	8,426,806	8,924,687
Gross unrealized losses on equity securities	(501,391)	(2,771,765)	(25,751)
Net investment gains	$6,477,286	$2,777,919	$21,984,617

Change in difference between fair value and cost of investments:
Fixed maturities	$(27,576,934)	$33,876,212	$38,647,456
Equity securities	4,010,973	4,088,003	9,334,127
Totals	$(23,565,961)	$37,964,215	$47,981,583

Index
We held fixed maturities with unrealized losses representing declines that we considered temporary at December 31, 2021 as follows:

	Less than 12 months		12 months or longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$27,691,051	$412,055	$28,426,248	$1,063,816
Obligations of states and political subdivisions	56,654,480	899,139	7,090,499	131,605
Corporate securities	92,736,747	1,609,931	1,462,717	37,283
Mortgage-backed securities	90,006,234	1,128,197	2,361,232	82,221
Totals	$267,088,512	$4,049,322	$39,340,696	$1,314,925

We held fixed maturities with unrealized losses representing declines that we considered temporary at December 31, 2020 as follows:

	Less than 12 months		12 months or longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$29,144,224	$344,579	$—	$—
Obligations of states and political subdivisions	9,361,435	154,515	—	—
Corporate securities	26,142,933	114,606	8,229,646	275,619
Mortgage-backed securities	3,091,272	15,425	236,560	1,498
Totals	$67,739,864	$629,125	$8,466,206	$277,117

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we measure investments at fair value, and we recognize changes in fair value in our results of operations. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, company or geographic events that have negatively impacted the value of a security and rating agency downgrades. We held 150 debt securities that were in an unrealized loss position at December 31, 2021. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary.

We did not recognize any impairment losses in 2021, 2020 or 2019. We had no sales or transfers from our held to maturity portfolio in 2021, 2020 or 2019. We had no derivative instruments or hedging activities during 2021, 2020 or 2019.

5 - Fair Value Measurements

We account for financial assets using a framework that establishes a hierarchy that ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value, and we classify financial assets and liabilities carried at fair value in one of the following three categories:

Index
Level 1 - quoted prices in active markets for identical assets and liabilities;

Level 2 - directly or indirectly observable inputs other than Level 1 quoted prices; and

Level 3 - unobservable inputs not corroborated by market data.

For investments that have quoted market prices in active markets, we use the quoted market price as fair value and include these investments in Level 1 of the fair value hierarchy. We classify publicly traded equity securities as Level 1. When quoted market prices in active markets are not available, we base fair values on quoted market prices of comparable instruments or price estimates we obtain from independent pricing services. We classify our fixed maturity investments and non-publicly traded equity securities as Level 2. Our fixed maturity investments consist of U.S. Treasury securities and obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, corporate securities and mortgage-backed securities.

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that we could realize if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. We generally obtain two prices per security. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates we obtain are representative of fair values based upon the general knowledge of the market of our investment personnel, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security type and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At December 31, 2021, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at December 31, 2021, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

We present our cash and short-term investments at estimated fair value. The carrying values in our balance sheet for premium receivables, reinsurance receivables related to paid losses and loss expenses and reinsurance balances payable approximate their fair values. The carrying amounts reported in the balance sheet for our subordinated debentures and borrowings under lines of credit approximate their fair values. We classify these items as Level 3.

We evaluate our assets and liabilities on a regular basis to determine the appropriate level at which to classify them for each reporting period. Based on our review of the methodology and summary of inputs the pricing services use, we have concluded that our Level 1 and Level 2 investments were classified properly at December 31, 2021 and 2020.

Index
The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at December 31, 2021:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$32,184,626	$—	$32,184,626	$—
Obligations of states and political subdivisions	57,378,091	—	57,378,091	—
Corporate securities	221,611,275	—	221,611,275	—
Mortgage-backed securities	221,455,023	—	221,455,023	—
Equity securities	63,419,973	61,130,385	2,289,588	—
Total investments in the fair value hierarchy	$596,048,988	$61,130,385	$534,918,603	$—

Index
The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at December 31, 2020:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$47,814,712	$—	$47,814,712	$—
Obligations of states and political subdivisions	68,965,237	—	68,965,237	—
Corporate securities	212,708,063	—	212,708,063	—
Mortgage-backed securities	225,648,005	—	225,648,005	—
Equity securities	58,556,173	54,152,085	4,404,088	—
Total investments in the fair value hierarchy	$613,692,190	$54,152,085	$559,540,105	$—
6 - Deferred Policy Acquisition Costs

Changes in our insurance subsidiaries’ deferred policy acquisition costs are as follows:

	2021	2020	2019
Balance, January 1	$59,156,958	$59,284,859	$60,615,127
Acquisition costs deferred	137,604,415	118,944,099	121,112,732
Amortization charged to earnings	(128,733,000)	(119,072,000)	(122,443,000)
Balance, December 31	$68,028,373	$59,156,958	$59,284,859

7 - Property and Equipment

Property and equipment at December 31, 2021 and 2020 consisted of the following:

	2021	2020	Estimated Useful Life
Office equipment	$8,382,877	$8,809,344	3-15 years
Automobiles	322,703	301,119	5 years
Real estate	2,575,207	4,921,056	5-50 years
Software	1,386,936	2,065,927	5 years
	12,667,723	16,097,446
Accumulated depreciation	(9,710,793)	(11,707,069)
	$2,956,930	$4,390,377

Depreciation expense for 2021, 2020 and 2019 amounted to $208,641, $257,397 and $282,235, respectively. The reduction in real estate held at December 31, 2021 reflects the sale of several branch office facilities during 2021.

Index

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

We summarize activity in our insurance subsidiaries’ liability for losses and loss expenses as follows:

	2021	2020	2019
Balance at January 1	$962,007,437	$869,673,849	$814,665,224
Less reinsurance recoverable	(404,818,480)	(362,768,427)	(339,267,525)
Net balance at January 1	557,188,957	506,905,422	475,397,699
Incurred related to:
Current year	551,917,571	472,709,060	519,319,941
Prior years	(31,208,029)	(12,944,767)	(12,932,277)
Total incurred	520,709,542	459,764,293	506,387,664
Paid related to:
Current year	269,316,762	236,984,291	278,923,614
Prior years	182,222,742	172,496,467	195,956,327
Total paid	451,539,504	409,480,758	474,879,941
Net balance at December 31	626,358,995	557,188,957	506,905,422
Plus reinsurance recoverable	451,261,306	404,818,480	362,768,427
Balance at December 31	$1,077,620,301	$962,007,437	$869,673,849

Our insurance subsidiaries recognized a decrease in their liability for losses and loss expenses of prior years of $31.2 million, $12.9 million and $12.9 million in 2021, 2020 and 2019, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy or claims management personnel, and they have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those years. The 2021 development represented 5.6% of the December 31, 2020 net carried reserves and resulted primarily from lower-than-expected loss emergence in the personal automobile, workers’ compensation and commercial automobile lines of business for accident years prior to 2021. The majority of the 2021 development related to decreases in the liability for losses and loss expenses of prior years for Atlantic States and MICO. The 2020 development represented 2.6% of the December 31, 2019 net carried reserves and resulted primarily from lower-than-expected severity in the workers’ compensation and personal automobile lines of business, partially offset by higher-than-expected severity in the commercial automobile and commercial multi-peril lines of business, for accident years prior to 2020. The majority of the 2020 development related to decreases in the liability for losses and loss expenses of prior years for Atlantic States and MICO. The 2019 development represented 2.7% of the December 31, 2018 net carried reserves and resulted primarily from lower-than-expected severity in the workers’ compensation line of business, partially offset by higher-than-expected severity in the commercial automobile and commercial multi-peril lines of business, for accident years prior to 2019. The majority of the 2019 development related to decreases in the liability for losses and loss expenses of prior years for Atlantic States and MICO.

Index
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

Our insurance subsidiaries determine incurred but not reported (“IBNR”) reserves by subtracting the cumulative loss and loss expense amounts our insurance subsidiaries have paid and the case reserves our insurance subsidiaries have established at the balance sheet date from their actuaries’ estimate of the ultimate cost of losses and loss expenses. Accordingly, our insurance subsidiaries’ IBNR reserves include their actuaries’ projections of the cost of unreported claims as well as their actuaries’ projected development of case reserves on known claims and reopened claims. Our insurance subsidiaries’ methodology for estimating IBNR reserves has been in place for many years, and their actuaries made no significant changes to that methodology during 2021.

The actuaries for our insurance subsidiaries generally prepare an initial estimate for ultimate losses and loss expenses for the current accident year by multiplying earned premium by an “a priori,” or expected, loss ratio for each line of business our insurance subsidiaries write. Expected loss ratios represent the actuaries’ expectation of losses at the time our insurance subsidiaries price and write their policies, before the emergence of any actual claims experience. The actuaries determine an expected loss ratio by analyzing historical experience and adjusting for loss cost trends, loss frequency and severity trends, premium rate level changes, reported and paid loss emergence patterns and other known or observed factors.

The actuaries use a variety of actuarial methods to estimate the ultimate cost of losses and loss expenses.  These methods include paid loss development, incurred loss development and the Bornhuetter-Ferguson method from which the actuaries select loss development factor assumptions. The actuaries base their selection of a point estimate on a judgmental weighting of estimates each of these methods produce.

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

Index
The following tables present information about incurred and paid claims development as of December 31, 2021, net of reinsurance, as well as cumulative claim frequency and the total of IBNR reserves plus expected development on reported claims that our insurance subsidiaries included within their net incurred claims amounts. The tables include unaudited information about incurred and paid claims development for the years ended December 31, 2012 through 2020, which we present as supplementary information.

Personal Automobile											At December 31, 2021
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited
(dollars and reported claims in thousands)
2012	$130,415	$133,201	$135,592	$136,493	$136,552	$136,463	$136,141	$136,677	$136,648	$136,542	$98	69
2013		124,965	130,737	131,594	132,643	132,604	132,934	132,853	132,690	132,787	106	66
2014			124,426	124,806	124,210	126,200	126,779	126,734	126,861	126,977	131	71
2015				137,569	139,333	139,181	142,493	142,408	142,073	142,010	293	70
2016					150,216	153,937	157,516	157,943	156,935	156,436	728	73
2017						166,690	127,728	175,939	174,784	173,730	1,328	79
2018							186,580	183,358	181,558	180,787	3,069	81
2019								161,056	157,689	156,300	5,151	68
2020									111,483	103,585	7,372	43
2021										119,364	20,654	45
									Total	$1,428,518

Personal Automobile
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	Unaudited
(in thousands)
2012	$87,517	$111,941	$124,652	$130,862	$133,428	$134,581	$135,132	$136,137	$136,165	$136,186
2013		84,241	109,051	120,118	125,946	130,026	131,326	131,642	132,215	132,300
2014			85,377	104,736	114,893	120,491	123,815	124,926	125,619	125,762
2015				93,611	116,303	128,395	135,027	139,121	140,028	140,892
2016					102,433	129,507	143,321	151,159	153,521	154,769
2017						111,964	142,372	159,879	166,099	169,190
2018							115,585	150,175	163,036	169,651
2019								103,101	127,187	141,004
2020									66,084	81,783
2021										76,477
									Total	1,328,014
			All outstanding liabilities before 2012, net of reinsurance							925
			Liabilities for claims and claims adjustment expenses, net of reinsurance							$101,429

Index
Homeowners											At December 31, 2021
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited
(dollars and reported claims in thousands)
2012	$53,962	$54,794	$54,468	$54,351	$54,281	$54,381	$54,523	$54,537	$54,548	$54,556	$—	18
2013		50,887	51,121	51,122	50,874	50,988	50,971	51,008	51,064	51,053	—	13
2014			56,916	58,378	57,680	57,332	57,288	57,402	57,367	57,371	—	16
2015				63,359	63,925	63,053	63,071	63,099	62,993	63,043	19	13
2016					62,443	64,064	63,735	63,355	63,279	63,409	12	12
2017						79,283	79,911	79,305	79,247	79,065	144	17
2018							81,965	83,385	82,905	82,566	538	18
2019								73,294	73,554	73,234	912	16
2020									61,633	62,718	1,567	13
2021										67,677	6,208	11
									Total	$654,692

Homeowners
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	Unaudited
(in thousands)
2012	$46,566	$53,619	$54,028	$54,298	$54,317	$54,356	$54,557	$54,557	$54,553	$54,560
2013		40,949	49,410	50,210	50,478	51,043	50,902	50,967	50,965	50,955
2014			45,823	56,255	56,990	57,195	56,995	57,243	57,336	57,339
2015				51,885	61,542	62,204	62,590	62,844	62,943	62,936
2016					50,125	61,145	62,760	63,144	63,162	63,217
2017						67,077	77,663	78,006	78,127	78,454
2018							70,385	79,892	80,905	81,464
2019								58,074	69,145	70,416
2020									51,226	60,348
2021										52,161
									Total	631,850
			All outstanding liabilities before 2012, net of reinsurance							118
			Liabilities for claims and claims adjustment expenses, net of reinsurance							$22,960

Index
Commercial Automobile											At December 31, 2021
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited
(dollars and reported claims in thousands)
2012	$26,557	$27,720	$30,606	$31,435	$31,278	$31,648	$31,803	$31,896	$31,930	$31,922	$15	8
2013		32,902	33,749	34,751	35,240	36,404	36,435	36,569	36,181	36,165	53	8
2014			42,760	44,544	47,326	48,213	49,284	49,168	49,308	49,291	91	11
2015				46,526	48,323	51,412	54,259	54,517	54,619	53,793	234	12
2016					54,302	57,353	65,905	67,127	66,894	66,085	338	13
2017						61,484	67,927	67,697	67,249	65,310	895	13
2018							79,307	81,396	82,313	83,043	2,306	15
2019								88,864	91,245	90,290	7,365	16
2020									90,367	87,766	14,996	14
2021										109,824	41,282	14
									Total	$673,489

Commercial Automobile
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	Unaudited
(in thousands)
2012	$13,642	$20,240	$23,718	$27,417	$29,873	$30,402	$31,104	$31,228	$31,263	$31,507
2013		16,306	23,557	26,879	31,053	34,083	36,004	36,106	36,092	36,087
2014			22,707	31,089	39,436	44,374	47,290	48,418	48,603	48,714
2015				23,875	35,342	41,678	48,261	51,605	51,992	52,728
2016					27,033	38,237	48,837	57,237	60,485	64,421
2017						28,707	40,213	49,703	57,128	59,889
2018							33,862	47,941	57,451	69,487
2019								36,948	53,026	63,575
2020									31,884	46,459
2021										39,851
									Total	512,718
			All outstanding liabilities before 2012, net of reinsurance							46
			Liabilities for claims and claims adjustment expenses, net of reinsurance							$160,817

Index
Commercial Multi-Peril											At December 31, 2021
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited
(dollars and reported claims in thousands)
2012	$29,789	$30,716	$32,449	$34,117	$35,755	$36,214	$36,525	$36,876	$36,662	$36,844	$—	6
2013		35,683	35,679	37,292	37,205	37,981	37,365	37,453	37,495	37,630	—	6
2014			48,204	50,135	51,843	52,336	53,294	53,116	52,926	52,933	79	7
2015				42,070	43,874	44,728	45,104	45,873	45,366	45,420	135	6
2016					43,005	46,988	48,267	48,871	48,732	48,823	373	6
2017						56,185	56,043	56,517	54,812	55,076	674	7
2018							66,265	66,470	67,749	67,810	3,653	7
2019								71,865	73,836	76,326	8,159	7
2020									83,195	79,910	15,880	8
2021										116,827	37,194	6
									Total	$617,599

Commercial Multi-Peril
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	Unaudited
(in thousands)
2012	$16,666	$23,384	$26,634	$29,370	$33,327	$35,331	$35,909	$36,329	$36,399	$36,529
2013		19,875	26,216	29,159	33,614	35,104	36,321	37,333	37,436	37,488
2014			27,920	35,520	40,936	47,021	50,017	51,615	52,103	52,252
2015				21,837	29,419	34,323	39,162	42,849	44,090	44,439
2016					19,660	29,402	34,612	41,193	43,435	44,944
2017						27,399	36,926	42,691	46,361	49,488
2018							30,597	42,296	48,050	54,913
2019								28,210	41,266	47,522
2020									34,729	46,193
2021										46,768
									Total	460,536
			All outstanding liabilities before 2012, net of reinsurance							531
			Liabilities for claims and claims adjustment expenses, net of reinsurance							$157,594

Index
Workers’ Compensation											At December 31, 2021
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited
(dollars and reported claims in thousands)
2012	$39,142	$39,516	$38,827	$37,926	$37,163	$36,468	$35,954	$35,932	$36,014	$36,056	$39	5
2013		46,325	47,027	44,289	42,828	42,327	42,555	42,651	42,341	42,427	70	6
2014			51,508	51,553	49,288	48,537	47,540	47,693	47,849	47,620	68	6
2015				53,332	49,615	45,991	44,986	43,006	42,597	42,225	328	5
2016					58,814	49,802	47,883	44,969	44,098	43,559	532	5
2017						60,450	56,351	52,687	51,464	49,557	1,461	5
2018							62,197	55,291	52,514	47,912	2,171	6
2019								60,998	59,624	57,728	3,474	6
2020									57,172	57,850	5,494	5
2021										67,035	21,111	6
									Total	$491,969
Workers’ Compensation
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	Unaudited
(in thousands)
2012	$11,097	$22,963	$28,812	$31,244	$33,196	$34,177	$34,460	$34,622	$34,691	$34,973
2013		13,052	26,043	32,783	36,351	38,877	39,617	40,361	40,827	41,209
2014			13,932	28,513	36,284	40,393	42,465	43,866	44,403	44,671
2015				13,071	27,531	34,192	36,929	37,936	38,596	39,096
2016					14,709	30,344	37,178	40,570	41,208	41,543
2017						15,581	31,990	39,684	42,954	44,242
2018							17,644	31,928	37,072	41,611
2019								16,939	33,009	41,740
2020									14,591	32,817
2021										20,931
									Total	382,833
			All outstanding liabilities before 2012, net of reinsurance							4,643
			Liabilities for claims and claims adjustment expenses, net of reinsurance							$113,779

Index
The following table presents a reconciliation of the net incurred and paid claims development tables to the liability for claims and claims adjustment expenses in our consolidated balance sheet:

At December 31,
(in thousands)	2021
Net outstanding liabilities:
Personal automobile	$101,429
Homeowners	22,960
Commercial automobile	160,817
Commercial multi-peril	157,593
Workers’ compensation	113,779
Other	24,953
581,531

Reinsurance recoverable:
Personal automobile	$110,925
Homeowners	13,200
Commercial automobile	107,037
Commercial multi-peril	98,848
Workers’ compensation	92,352
Other	6,616
428,978
Unallocated loss adjustment expenses	$67,111
Gross liability for unpaid losses and loss expenses	$1,077,620

The following table presents supplementary information about average historical claims duration as of December 31, 2021:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Personal automobile	64.8%	16.9%	8.6%	4.3%	2.3%	0.8%	0.4%	0.4%	—%	—%
Homeowners	81.5	15.0	1.3	0.5	0.3	0.1	0.2	—	—	—
Commercial automobile	41.7	18.3	12.8	12.0	6.2	3.2	1.1	0.2	—	0.8
Commercial multi-peril	45.4	16.9	9.4	10.2	6.5	3.5	1.5	0.6	0.2	0.4
Workers’ compensation	31.0	31.8	15.2	7.7	3.7	1.9	1.2	0.7	0.5	0.8

Index

9 - Borrowings

Lines of Credit

In August 2020, we entered into a credit agreement with Manufacturers and Traders Trust Company (“M&T”) that related to a $20.0 million unsecured demand line of credit. The line of credit has no expiration date, no annual fees and no covenants. At December 31, 2021, we had no outstanding borrowings from M&T and had the ability to borrow up to $20.0 million at interest rates equal to the then-current LIBOR rate plus 2.00%.

Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. Atlantic States has a fixed-rate cash advance of $35.0 million that was outstanding at December 31, 2021. The cash advance carries a fixed interest rate of 1.74% and is due in August 2024. In March 2020, Atlantic States issued $50.0 million of debt to the FHLB of Pittsburgh in exchange for a cash advance in the same amount that carried a fixed interest rate of 0.83%. Atlantic States obtained this contingent liquidity funding in light of uncertainty surrounding the economic impact of the COVID-19 pandemic. Atlantic States repaid this advance when it became due in March 2021. The table below presents the amount of FHLB of Pittsburgh stock Atlantic States purchased, collateral pledged and assets related to Atlantic States’ membership in the FHLB of Pittsburgh at December 31, 2021.

FHLB stock purchased and owned as part of the agreement	$1,575,600
Collateral pledged, at par (carrying value $43,486,897)	43,074,486
Borrowing capacity currently available	6,913,889

Subordinated Debentures

In September 2021, upon receipt of approval from the Michigan Department of Insurance and Financial Services, MICO repaid in full the $5.0 million surplus note held previously by Donegal Mutual, along with accrued interest of $178,082.

10 - Reinsurance

Unaffiliated Reinsurers

Our insurance subsidiaries and Donegal Mutual participate in a consolidated third-party reinsurance program, for which the coverage and parameters are common to all of our insurance subsidiaries and Donegal Mutual. The program utilizes several different reinsurers, all of which have an A.M. Best rating of A- (Excellent) or better or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A- rating from A.M. Best. The following information describes the external reinsurance Donegal Mutual and our insurance subsidiaries had in place for 2021:

•	excess of loss reinsurance, under which Donegal Mutual and our insurance subsidiaries recovered losses over a set retention of $2.0 million; and

•
catastrophe reinsurance, under which Donegal Mutual and our insurance subsidiaries recovered 100% of an accumulation of many losses resulting from a single event, including natural disasters, over a set retention of $15.0 million up to aggregate losses of $185.0 million per occurrence.

As many as 31 reinsurers provided coverage for 2021 on any one treaty with no reinsurer taking more than 20% of any one treaty. The amount of coverage provided under each of these types of reinsurance depended upon the amount, nature, size and location of the risks being reinsured.

In order to write automobile insurance in the State of Michigan, MICO is required to be a member of the Michigan Catastrophic Claims Association (“MCCA”).  The MCCA provides reinsurance to MICO for personal automobile and commercial automobile personal injury claims in the state of Michigan over a set retention.  In November 2021, the MCCA approved the return of approximately $3.0 billion of its estimated surplus to its member insurance companies and provided guidance to those companies with respect to the payment of refunds to Michigan policyholders in the first half of 2022. We recorded a receivable from the MCCA and a corresponding payable for cash refunds due to Michigan policyholders in the amount of $18.1 million on our balance sheet as of December 31, 2021.

Index
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

The following amounts represent ceded reinsurance transactions with unaffiliated reinsurers during 2021, 2020 and 2019:

	2021	2020	2019
Premiums written	$38,173,733	$34,165,635	$36,941,997
Premiums earned	37,984,833	35,358,765	39,732,282
Losses and loss expenses	29,999,528	9,835,268	33,615,819
Prepaid reinsurance premiums	6,063,759	5,874,859	7,067,989
Liability for losses and loss expenses	138,909,584	133,158,907	139,694,097

Total Reinsurance

The following amounts represent total ceded reinsurance transactions with both affiliated and unaffiliated reinsurers during 2021, 2020 and 2019:

	2021	2020	2019
Premiums earned	$399,284,886	$356,669,937	$314,859,014
Losses and loss expenses	282,083,985	231,771,575	240,241,845
Prepaid reinsurance premiums	176,935,842	169,418,333	142,475,767
Liability for losses and loss expenses	451,261,306	404,818,480	362,768,427

The following amounts represent the effect of reinsurance on premiums written for 2021, 2020 and 2019:

	2021	2020	2019
Direct	$609,204,706	$586,681,839	$589,572,526
Assumed	601,864,198	539,070,557	485,233,762
Ceded	(406,802,395)	(383,612,503)	(322,204,999)
Net premiums written	$804,266,509	$742,139,893	$752,601,289

The following amounts represent the effect of reinsurance on premiums earned for 2021, 2020 and 2019:

	2021	2020	2019
Direct	$601,408,581	$584,537,580	$591,101,804
Assumed	573,891,506	514,172,696	479,835,610
Ceded	(399,284,886)	(356,669,937)	(314,859,014)
Net premiums earned	$776,015,201	$742,040,339	$756,078,400
Percentage of assumed premiums earned to net premiums earned	74.0%	69.3%	63.5%

Index
11 - Income Taxes

Our provision for income tax expense for 2021, 2020 and 2019 consisted of the following:

	2021	2020	2019
Current federal income tax	$3,998,431	$10,450,803	$8,454,358
Deferred federal income tax	1,085,903	6,448	649,928
Federal income tax expense	$5,084,334	$10,457,251	$9,104,286
Pennsylvania income tax	—	—	825,000
Income tax expense	$5,084,334	$10,457,251	$9,929,286

Our effective tax rate is different from the amount computed at the statutory federal rate of 21%. The reasons for such difference and the related tax effects are as follows:

	2021	2020	2019
Income before income tax expense	$30,338,508	$63,272,503	$57,081,030
Computed “expected” taxes	6,371,087	13,287,226	11,987,016
Tax-exempt interest	(1,491,154)	(1,468,806)	(1,325,197)
Proration	401,717	395,663	357,044
Dividends received deduction	(115,713)	(113,845)	(1,913,238)
Net operating loss carryback	—	(1,640,084)	—
Tax benefit on exercise of options	(438,850)	(302,901)	(64,765)
Other, net	357,247	299,998	236,676
Pennsylvania income tax, net of federal benefit	—	—	651,750
Income tax expense	$5,084,334	$10,457,251	$9,929,286

The tax effects of temporary differences that give rise to significant portions of our deferred tax assets and deferred tax liabilities at December 31, 2021 and 2020 are as follows:

	2021	2020
Deferred tax assets:
Unearned premium	$16,674,502	$15,481,602
Loss reserves	9,568,677	8,808,342
Net operating loss carryforward	25,174	104,041
Net state operating loss carryforward - DGI Parent	7,865,563	7,850,334
Other	1,859,687	2,342,967
Total gross deferred tax assets	35,993,603	34,587,286
Less valuation allowance	(7,865,563)	(7,850,334)
Net deferred tax assets	28,128,040	26,736,952
Deferred tax liabilities:
Deferred policy acquisition costs	14,285,958	12,422,961
Loss reserve transition adjustment	1,148,529	1,440,793
Other	6,007,934	7,190,085
Total gross deferred tax liabilities	21,442,421	21,053,839
Net deferred tax asset	$6,685,619	$5,683,113

Our income tax expense for 2020 included a $1.6 million income tax benefit related to the carryback of 2018 net operating losses to past tax years with higher statutory income tax rates than are currently in effect, as allowed under the Coronavirus Aid, Relief and Economic Security Act that was enacted in March 2020.

Index
We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of a deferred tax asset. At December 31, 2021 and 2020, we established a valuation allowance of $7.9 million for the net state operating loss carryforward of DGI. We determined that we were not required to establish a valuation allowance for the other net deferred tax assets of $28.1 million and $26.7 million at December 31, 2021 and 2020, respectively, since it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income and our implementation of tax-planning strategies.

Tax years 2016 through 2021 remained open for examination by tax authorities at December 31, 2021. Federal income taxes recoverable at December 31, 2021 and 2020 included refunds of $2.3 million due to us for tax years prior to 2021.

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

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 additional shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of the SEC Rule 10b-18 and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during 2021, 2020 or 2019. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through December 31, 2021.

 At December 31, 2021 and 2020, our treasury stock consisted of 3,002,588 and 72,465 shares of Class A common stock and Class B common stock, respectively.

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

Since 1996, we have maintained an Equity Incentive Plan for Directors. During 2019, we adopted a plan that made 500,000 shares of Class A common stock available for issuance to our directors and the directors of our subsidiaries and affiliates.We may make awards in the form of stock options. The plan also provides for the issuance of 500 shares of restricted stock on the first business day of January in each year to each of our directors and each director of Donegal Mutual who does not serve as one of our directors. We issued 10,000 shares of restricted stock on January 4, 2021 under our director plan. We issued 8,500 shares of restricted stock on January 2, 2020 under our director plan. We issued 8,500 shares of restricted stock on January 2, 2019 under our prior director plan.

No further shares are available for future option grants for plans in effect prior to 2019.

Index
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

The weighted-average grant date fair value of options we granted during 2021 was $1.21. We calculated this fair value based upon a risk-free interest rate of 0.91%, an expected life of three years, an expected volatility of 20% and an expected dividend yield of 4%.

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

We charged compensation expense for our stock compensation plans against income before income taxes of $965,701, $1.1 million and $1.4 million for the years ended December 31, 2021, 2020 and 2019, respectively, with a corresponding income tax benefit of $202,797, $229,698 and $288,901. At December 31, 2021 and 2020, our total unrecognized compensation cost related to non-vested share-based compensation granted under our stock compensation plans was $1.5 million and $1.6 million, respectively. We expect to recognize this cost over a weighted average period of 1.9 years.

During 2021, we received cash from option exercises under all stock compensation plans of $12.3 million. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of $438,850 for 2021. During 2020, we received cash from option exercises under all stock compensation plans of $17.5 million. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of $302,901 for 2020. During 2019, we received cash from option exercises under all stock compensation plans of $2.9 million. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of $64,765 for 2019.

Index
Information regarding activity in our stock option plans follows:

	Number of Options	Weighted-Average Exercise Price Per Share
Outstanding at December 31, 2018	10,024,862	$15.09
Granted - 2019	1,045,400	14.97
Exercised - 2019	(217,498)	13.23
Forfeited - 2019	(416,774)	15.88
Outstanding at December 31, 2019	10,435,990	15.09
Granted - 2020	935,099	14.45
Exercised - 2020	(1,294,606)	13.52
Forfeited - 2020	(303,908)	15.23
Expired - 2020	(78,223)	$13.64
Outstanding at December 31, 2020	9,694,352	$15.24
Granted - 2021	906,500	14.39
Exercised - 2021	(946,646)	13.00
Forfeited - 2021	(404,664)	15.69
Expired - 2021	(1,139,816)	$16.40
Outstanding at December 31, 2021	8,109,726	$15.22
Exercisable at:
December 31, 2019	8,449,389	$15.13
December 31, 2020	7,786,934	$15.42
December 31, 2021	6,297,849	$15.43

Shares available for future option grants at December 31, 2021 totaled 2.2 million shares under all plans.

The following table summarizes information about stock options outstanding at December 31, 2021:

Grant Date	Exercise Price	Number of Options Outstanding	Weighted-Average Remaining Contractual Life	Number of Options Exercisable
December 20, 2012	14.50	874,014	1.0 years	874,014
December 19, 2013	15.90	1,784,970	2.0 years	1,784,970
December 18, 2014	15.80	1,116,965	3.0 years	1,116,965
December 21, 2017	17.60	735,700	1.0 years	735,700
December 20, 2018	13.69	824,877	2.0 years	824,877
March 4, 2019	13.51	10,000	2.2 years	10,000
December 19, 2019	14.98	986,100	3.0 years	657,393
December 17, 2020	14.43	871,800	4.0 years	290,597
January 4, 2021	14.07	10,000	4.0 years	3,333
December 16, 2021	14.39	895,300	5.0 years	—
	Total	8,109,726		6,297,849

Employee Stock Purchase Plan

Since 1996, we have maintained an Employee Stock Purchase Plan. During 2011, we adopted a plan that made 300,000 shares of our Class A common stock available for issuance, which we amended in 2019 to make 500,000 shares of our Class A common stock available for issuance. The 2011 plan expired during 2021. During 2021, we adopted a new plan that made 500,000 shares of our Class A common stock available for issuance and extends over a 10-year period. The plan provides for shares to be offered to all eligible employees at a purchase price equal to the lesser of 85%of the fair market value of our Class A common stock on the last day before the first day of each enrollment period (June 1 and December 1 of each year) under the plan or 85% of the fair market value of our Class A common stock on the last day of each subscription period (June 30 and December 31 of each year).

Index
A summary of plan activity follows:

	Shares Issued
	Price	Shares
January 1, 2019	11.60	24,834
July 1, 2019	12.24	22,926
January 1, 2020	12.28	20,424
July 1, 2020	12.09	22,662
January 1, 2021	11.96	23,336
July 1, 2021	11.88	24,619

On January 1, 2022, we issued 24,907 shares at a price of $12.15 per share under this plan.

Agency Stock Purchase Plan

Since 1996, we have maintained an Agency Stock Purchase Plan. During 2018, we adopted a plan that made 350,000 shares of our Class A common stock available for issuance to agents of our insurance subsidiaries and Donegal Mutual. During 2021, we amended the 2018 plan to make 400,000 shares of our Class A common stock available for issuance. The 2018 plan expired in 2021. During 2021, we adopted a new plan that made 500,000 shares of our Class A common stock available for issuance to agents of our insurance subsidiaries and Donegal Mutual. The plan permits an agent to invest up to $12,000 per subscription period (April 1 to September 30 and October 1 to March 31 of each year) under various methods. We issue stock at the end of each subscription period at a price equal to 90% of the average market price during the last ten trading days of each subscription period. During 2021, 2020 and 2019, we issued 99,828, 101,647 and 110,836 shares, respectively, under this plan. The expense we recognized under this plan was not material.

14 - Statutory Net Income, Capital and Surplus and Dividend Restrictions

The following table presents selected information, as filed with state insurance regulatory authorities, for our insurance subsidiaries as determined in accordance with accounting practices prescribed or permitted by such insurance regulatory authorities:

Index
	2021	2020	2019
Atlantic States:
Statutory capital and surplus	$278,883,189	$279,796,696	$259,030,868
Statutory unassigned surplus	174,073,348	175,777,393	155,909,822
Statutory net (loss) income	(7,417,845)	20,735,871	22,282,231
Southern:
Statutory capital and surplus	64,238,221	57,142,228	54,405,568
Statutory unassigned surplus (deficit)	7,330,382	300,409	(2,375,794)
Statutory net income	6,927,576	4,350,677	5,061,477
Peninsula:
Statutory capital and surplus	47,867,789	49,285,069	39,244,570
Statutory unassigned surplus	29,558,589	30,975,869	20,936,805
Statutory net income	3,536,404	10,955,796	7,360,378
MICO:
Statutory capital and surplus	75,197,207	72,183,575	65,768,590
Statutory unassigned surplus	53,201,571	45,247,698	38,910,008
Statutory net income	7,704,417	12,240,173	9,976,610

Our principal source of cash for payment of dividends is dividends from our insurance subsidiaries. State insurance laws require our insurance subsidiaries to maintain certain minimum capital and surplus amounts on a statutory basis. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk-based capital (“RBC”) requirements that may further impact their ability to pay dividends. Our insurance subsidiaries’ statutory capital and surplus at December 31, 2021 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin. Amounts available for distribution to us as dividends from our insurance subsidiaries without prior approval of insurance regulatory authorities in 2022 are approximately $27.9 million from Atlantic States, $6.9 million from Southern, $4.8 million from Peninsula and $7.7 million from MICO, or a total of approximately $47.3 million.

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

Index
Reconciliations of statutory net income and capital and surplus, as determined using SAP, to the net income and stockholders’ equity amounts included in the accompanying consolidated financial statements are as follows:

	Year Ended December 31,
	2021	2020	2019
Statutory net income of insurance subsidiaries	$10,750,552	$48,282,517	$44,680,696
Increases (decreases):
Deferred policy acquisition costs	8,871,415	(127,901)	(1,330,268)
Deferred federal income taxes	(1,085,903)	(6,448)	639,284
Salvage and subrogation recoverable	2,551,800	713,400	207,000
Consolidating eliminations and adjustments	(18,769)	(9,516,984)	(11,048,314)
Parent-only net income	4,185,079	13,470,668	14,003,346
Net income	$25,254,174	$52,815,252	$47,151,744

	December 31,
	2021	2020	2019
Statutory capital and surplus of insurance subsidiaries	$466,186,406	$458,407,568	$418,449,596
Increases (decreases):
Deferred policy acquisition costs	68,028,373	59,156,958	59,284,859
Deferred federal income taxes	(21,294,388)	(18,586,428)	(15,477,843)
Salvage and subrogation recoverable	23,510,400	20,958,600	20,245,200
Non-admitted assets and other adjustments, net	929,862	1,315,378	1,727,754
Fixed maturities	5,958,434	15,309,610	(326,795)
Parent-only equity and other adjustments	(12,283,000)	(18,787,566)	(32,887,252)
Stockholders’ equity	$531,036,087	$517,774,120	$451,015,519

16 - Supplementary Cash Flow Information

The following table reflects net income taxes we paid (recovered) and interest we paid during 2021, 2020 and 2019:

	2021	2020	2019
Income taxes	$6,200,000	$12,800,000	$(9,827,433)
Interest	1,150,211	1,191,800	321,585

Index
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

We present below a reconciliation of the numerators and denominators we used in the basic and diluted per share computations for our Class A common stock:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Basic earnings per share:
Numerator:
Allocation of net income	$21,131	$43,609	$38,718
Denominator:
Weighted-average shares outstanding	25,388	23,707	22,986
Basic earnings per share	$0.83	$1.84	$1.68
Diluted earnings per share:
Numerator:
Allocation of net income	$21,131	$43,609	$38,718
Denominator:
Number of shares used in basic computation	25,388	23,707	22,986
Weighted-average effect of dilutive securities
Add: Director and employee stock options	146	180	211
Number of shares used in per share computations	25,534	23,887	23,197
Diluted earnings per share	$0.83	$1.83	$1.67

We used the following information in the basic and diluted per share computations for our Class B common stock:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Basic and diluted earnings per share:
Numerator:
Allocation of net income	$4,123	$9,206	$8,434
Denominator:
Weighted-average shares outstanding	5,577	5,577	5,577
Basic and diluted earnings per share	$0.74	$1.65	$1.51

During 2021, we did not include options to purchase 3,637,635 shares of our Class A common stock in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of our Class A common stock.

Index
18 - Condensed Financial Information of Parent Company

Condensed Balance Sheets
(in thousands)

December 31,	2021	2020
Assets
Investment in subsidiaries/affiliates (equity method)	$554,804	$540,665
Short-term investments	9	9
Cash	14,375	15,321
Property and equipment	716	833
Other	2,455	1,721
Total assets	$572,359	$558,549

Liabilities and Stockholders’ Equity
Liabilities
Cash dividends declared to stockholders	$4,915	$4,436
Notes payable to subsidiary	35,000	35,000
Other	1,408	1,339
Total liabilities	41,323	40,775
Stockholders’ equity	531,036	517,774
Total liabilities and stockholders’ equity	$572,359	$558,549

Condensed Statements of Income and Comprehensive Income
(in thousands)

Year Ended December 31,	2021	2020	2019
Statements of Income
Revenues
Dividends from subsidiaries	$5,000	$14,000	$4,000
Realized investment gains	—	—	12,378
Other	481	463	1,009
Total revenues	5,481	14,463	17,387
Expenses
Operating expenses	1,223	1,258	1,420
Interest	787	794	1,327
Total expenses	2,010	2,052	2,747
Income before income tax (benefit) expense and equity in undistributed net income of subsidiaries	3,471	12,411	14,640
Income tax (benefit) expense	(714)	(1,059)	636
Income before equity in undistributed net income of subsidiaries	4,185	13,470	14,004
Equity in undistributed net income of subsidiaries	21,069	39,345	33,148
Net income	$25,254	$52,815	$47,152
Statements of Comprehensive Income
Net income	$25,254	$52,815	$47,152
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain - subsidiaries	(7,847)	10,627	14,732
Other comprehensive (loss) income, net of tax	(7,847)	10,627	14,732
Comprehensive income	$17,407	$63,442	$61,884

Index
Condensed Statements of Cash Flows
(in thousands)

Year Ended December 31,	2021	2020	2019
Cash flows from operating activities:
Net income	$25,254	$52,815	$47,152
Adjustments:
Equity in undistributed net income of subsidiaries	(21,069)	(39,345)	(33,148)
Realized investment gains	—	—	(12,378)
Other	(536)	(5,615)	490
Net adjustments	(21,605)	(44,960)	(45,036)
Net cash provided	3,649	7,855	2,116
Cash flows from investing activities:
Net sale (purchases) of short-term investments	—	2,493	(2,473)
Net purchase of property and equipment	(13)	(18)	(150)
Sale of DFSC	—	—	33,923
Sale of equity securities - available for sale	—	—	20,287
Investment in subsidiaries	(916)	(1,037)	(18,283)
Net cash (used) received	(929)	1,438	33,304
Cash flows from financing activities:
Cash dividends paid	(19,099)	(16,976)	(16,093)
Issuance of common stock	15,433	20,654	6,481
Payments on lines of credit	—	—	(25,000)
Net cash (used) received	(3,666)	3,678	(34,612)
Net change in cash	(946)	12,971	808
Cash at beginning of year	15,321	2,350	1,542
Cash at end of year	$14,375	$15,321	$2,350

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

Index
Financial data by segment is as follows:

	2021	2020	2019
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$468,433	$412,877	$385,465
Personal lines	307,582	329,163	370,613
GAAP premiums earned	776,015	742,040	756,078
Net investment income	31,126	29,504	29,515
Investment gains	6,477	2,778	21,985
Equity in earnings of DFSC	—	—	295
Other	2,848	3,497	4,578
Total revenues	$816,466	$777,819	$812,451

	2021	2020	2019
	(in thousands)
Income before income taxes:
Underwriting (loss) income:
Commercial lines	$(35,174)	$(858)	$8,404
Personal lines	17,235	31,764	(1,617)
SAP underwriting (loss) income	(17,939)	30,906	6,787
GAAP adjustments	9,945	(959)	(3,079)
GAAP underwriting (loss) income	(7,994)	29,947	3,708
Net investment income	31,126	29,504	29,515
Investment gains	6,477	2,778	21,985
Equity in earnings of DFSC	—	—	295
Other	730	1,043	1,578
Income before income taxes	$30,339	$63,272	$57,081

20 - Guaranty Fund and Other Insurance-Related Assessments

Our insurance subsidiaries’ liabilities for guaranty fund and other insurance-related assessments were $1.7 million and $1.6 million at December 31, 2021 and 2020, respectively. These liabilities included $602,523 and $485,322 related to surcharges collected by our insurance subsidiaries on behalf of regulatory authorities for 2021 and 2020, respectively.

Index
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Donegal Group Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Donegal Group Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 7, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Estimate of Liabilities for Losses and Loss Expenses
As discussed in Notes 1 and 8 to the consolidated financial statements, the Company estimates the liabilities for losses and loss expenses (reserves) through an internal reserve analysis that relies upon generally accepted actuarial practices. The Company develops reserve estimates by line of business and, as experience emerges and other information develops, the reserve estimates are assessed in aggregate and adjusted as necessary. As of December 31, 2021, the Company recorded a liability of $1.078 billion for reserves.

Index
We identified the evaluation of the estimate of reserves as a critical audit matter. The evaluation of the Company’s estimate of reserves involved a high degree of auditor judgment due to the inherent uncertainties in the use of actuarial methods and assumptions, which considered internal and external factors. Assumptions included the selection of loss development factors, a priori ratios, and the weighting of actuarial methods when more than one was used. Evaluating the actuarial methods and assumptions required specialized skills and auditor judgment.

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

•
developing an independent estimate of reserves for certain lines of business using methods consistent with generally accepted actuarial practices by independently forming assumptions of loss development factors, a priori ratios, and the weighting of actuarial methods when more than one was used, considering internal and external factors

•
assessing the Company's internal actuarial analysis for certain lines of business by reviewing the assumptions and actuarial methods used, which included the selection of loss development factors, a priori ratios, and the weighting of actuarial methods when more than one was used, considering internal and external factors

•	developing a range of reserves and comparing to the Company’s recorded reserves and assessing movement of the Company’s recorded reserves within that range.

We or our predecessor firms have served as the Company’s auditor since 1986.

Philadelphia, Pennsylvania
March 7, 2022

Index
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at December 31, 2021 covered by this Form 10-K Report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2021, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information we are required to disclose in the reports that we file or submit under the Exchange Act and our disclosure controls and procedures are also effective to ensure that information we disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on our evaluation under the COSO Framework, our management has concluded that our internal control over financial reporting was effective at December 31, 2021.

The effectiveness of our internal control over financial reporting at December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which is included in this Form 10-K Report.

Changes in Internal Control over Financial Reporting

During 2021, Donegal Mutual implemented new infrastructure and applications systems that Donegal Mutual and our insurance subsidiaries began to utilize for the issuance of new personal automobile, homeowners and personal umbrella liability policies in certain states effective beginning in the fourth quarter of 2021. The implementation of the new systems represented the second phase of a multi-year systems modernization initiative Donegal Mutual is implementing to achieve various benefits for Donegal Mutual and our insurance subsidiaries, including streamlined workflows and innovative business solutions.

Donegal Mutual also implemented a new application system that Donegal Mutual and our insurance subsidiaries began to utilize during 2021 for the allocation of expenses. The new application system provides for further automation of, and enhanced internal controls over, the expense allocation process. The implementation of the new system represented the first phase of a multi-year accounting systems and process modernization initiative Donegal Mutual is implementing to achieve various benefits for Donegal Mutual and our insurance subsidiaries, including streamlined financial reporting workflows and a more efficient control environment.

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

Index
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Donegal Group Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Donegal Group Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and December 31, 2020, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated March 7, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

Philadelphia, Pennsylvania
March 7, 2022

Index
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Other than the information we provide below, we incorporate the response to this Item 10 by reference to our proxy statement we will file with the SEC on or about March 15, 2022 relating to our annual meeting of stockholders that we will hold on April 21, 2022, or our Proxy Statement.

Executive Officers of the Registrant

The following table sets forth information regarding the executive officers of Donegal Mutual and the Registrant as of the date of this Form 10-K Report:

Name	Age	Position
Kevin G. Burke	56
President and Chief Executive Officer of us since 2015; President and Chief Executive Officer of Donegal Mutual since 2018; Executive Vice President and Chief Operating Officer of Donegal Mutual from 2014 to 2018; Senior Vice President of Human Resources of Donegal Mutual and us from 2005 to 2014; other positions from 2000 to 2005.

Jeffrey D. Miller	57
Executive Vice President and Chief Financial Officer of Donegal Mutual and us since 2014; Senior Vice President and Chief Financial Officer of Donegal Mutual and us from 2005 to 2014; other positions from 1993 to 2005.

Kristi S. Altshuler	41
Senior Vice President and Chief Analytics Officer of us since 2020; Senior Vice President and Chief Analytics Officer of Donegal Mutual since 2019; Director of Willis Towers Watson from 2018 to 2019; Director of Pricing Innovation of USAA from 2014 to 2018; other positions at USAA from 2001 to 2014.

W. Daniel DeLamater	49
Senior Vice President of us since 2022; Senior Vice President and Head of Field Operations & National Accounts of Donegal Mutual since 2022; Senior Vice President of National Accounts for Donegal Mutual from 2020 to 2022; President of Southern Mutual Insurance Company since 2016; other positions at Southern Mutual Insurance Company from 2000 to 2016.

William A. Folmar	63	Senior Vice President of Claims of Donegal Mutual and Senior Vice President of us since 2019; Vice President of Claims of Donegal Mutual from 2010 to 2019; other positions from 1998 to 2010.
Francis J. Haefner, Jr.	58	Senior Vice President of us since 2020; Senior Vice President of Commercial Lines Underwriting of Donegal Mutual since 2012; other positions from 1984 to 2012.
Jeffery T. Hay	47
Senior Vice President and Chief Underwriting Officer of Donegal Mutual and Senior Vice President of us since 2021; Senior Director of Willis Towers Watson from 2018 to 2021; Head of Personal Lines Product Management of The Hartford from 2015 to 2018; other positions at The Hartford from 2005 to 2015.

Christina M. Hoffman	47
Senior Vice President and Chief Risk Officer of Donegal Mutual and us since 2019; Senior Vice President of Internal Audit of Donegal Mutual and Senior Vice President of us from 2013 to 2019; Vice President of Internal Audit of Donegal Mutual and Vice President of us from 2009 to 2013.

Jeffrey A. Jacobsen	68	Senior Vice President of us since 2020; Senior Vice President of Personal Lines Underwriting of Donegal Mutual since 2008; other positions from 1991 to 2008.
Robert R. Long, Jr.	63	Senior Vice President and General Counsel of Donegal Mutual and us since 2018; Vice President and House Counsel of Donegal Mutual from 2012 to 2018; other positions from 2010 to 2012.
Sanjay Pandey	55	Senior Vice President and Chief Information Officer of Donegal Mutual and us since 2013; other positions from 2000 to 2013.
V. Anthony Viozzi	48	Senior Vice President and Chief Investment Officer of Donegal Mutual and us since 2012; Vice President of Investments of Donegal Mutual and us from 2007 to 2012.
Daniel J. Wagner	61	Senior Vice President and Treasurer of Donegal Mutual and us since 2005; other positions from 1987 to 2005.

We incorporate the full text of our Code of Business Conduct and Ethics by reference to Exhibit 14 to this Form 10-K Report.

Index
Item 11.	Executive Compensation.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate the response to this Item 12 by reference to our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

We incorporate the response to this Item 13 by reference to our Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

We incorporate the response to this Item 14 by reference to our Proxy Statement.

Index
PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Financial statements, financial statement schedule and exhibits filed:

(i)	Consolidated Financial Statements

Page
Reports of Independent Registered Public Accounting Firm	106

Donegal Group Inc. and Subsidiaries:

Consolidated Balance Sheets at December 31, 2021 and 2020	64

Consolidated Statements of Income and Comprehensive Income for each of the years in the three-year period ended December 31, 2021, 2020 and 2019	65

Consolidated Statements of Stockholders’ Equity for each of the years in the three-year period ended December 31, 2021, 2020 and 2019	66

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2021, 2020 and 2019	67

Notes to Consolidated Financial Statements	68

Report and Consent of Independent Registered Public Accounting Firm
(Filed as Exhibit 23.1)

(b)	Financial Statement Schedule

Schedule III — Supplementary Insurance Information	115

Report of Independent Registered Public Accounting Firm	Filed herewith

We have omitted all other schedules since they are not required, not applicable or the information is included in the financial statements or notes to the financial statements.

(c)	Exhibits

Exhibit No.	Description of Exhibits	Reference

3.1	Certificate of Incorporation of Donegal Group Inc., as amended.	(k)

3.2	Amended and Restated By-laws of Donegal Group Inc.	(e)

4.1	Description of Donegal Group Inc’s Securities Registered pursuant to Section 12 of the Exchange Act.	(o)

Management Contracts and Compensatory Plans or Arrangements

10.1	Donegal Group Inc. 2011 Equity Incentive Plan for Employees.	(h)

10.2	Donegal Group Inc. 2011 Equity Incentive Plan for Directors.	(h)

10.3	Donegal Group Inc. 2013 Equity Incentive Plan for Employees.	(i)

10.4	Donegal Group Inc. 2013 Equity Incentive Plan for Directors.	(i)

10.5	Employment Agreement dated as of October 1, 2020 among Donegal Mutual Insurance Company, Donegal Group Inc. and Kevin G. Burke.	(n)

10.6	Employment Agreement dated as of October 1, 2020 among Donegal Mutual Insurance Company, Donegal Group Inc. and Jeffrey D. Miller.	(n)

10.7	Form of Employment Agreement dated as of October 1, 2020 among Donegal Mutual Insurance Company, Donegal Group Inc. and Our Executive Officers Other Than Kevin G. Burke and Jeffrey D. Miller.	Filed herewith

Index
10.8	Donegal Mutual Insurance Company 401(k) Plan.	(a)

10.9	Amendment No. 1 effective January 1, 2000 to Donegal Mutual Insurance Company 401(k) Plan.	(a)

10.10	Amendment No. 2 effective January 6, 2000 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

10.11	Amendment No. 3 effective July 23, 2001 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

10.12	Amendment No. 4 effective January 1, 2002 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

10.13	Amendment No. 5 effective December 31, 2001 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

10.14	Amendment No. 6 effective July 1, 2002 to Donegal Mutual Insurance Company 401(k) Plan.	(c)

10.15	Donegal Group Inc. 2015 Equity Incentive Plan for Employees.	(j)

10.16	Donegal Group Inc. 2015 Equity Incentive Plan for Directors.	(j)

10.17	Donegal Group Inc. 2019 Equity Incentive Plan for Employees.	(l)

10.18	Donegal Group Inc. 2019 Equity Incentive Plan for Directors.	(l)

10.19	Donegal Group Inc. Cash Incentive Bonus Plan for 2020.	(m)

10.20	Donegal Group Inc. 2020 Long-Term Executive Incentive Plan.	(m)

10.21	Donegal Group Inc. Cash Incentive Bonus Plan for 2021.	(o)

10.22	Donegal Group Inc. 2021 Employee Stock Purchase Plan.	(p)

10.23	Donegal Group Inc. Cash Incentive Bonus Plan for 2022.	Filed herewith

Other Material Contracts

10.24	Amended and Restated Proportional Reinsurance Agreement dated March 1, 2010 between Donegal Mutual Insurance Company and Atlantic States Insurance Company.	(f)

10.25
Amended and Restated Tax Sharing Agreement dated December 1, 2010 among Donegal Group Inc., Atlantic States Insurance Company, Southern Insurance Company of Virginia, Le Mars Insurance Company, The Peninsula Insurance Company, Peninsula Indemnity Company and Michigan Insurance Company.
(g)

10.26
Amended and Restated Services Allocation Agreement dated September 1, 2021 among Donegal Mutual Insurance Company, Donegal Group Inc., Atlantic States Insurance Company, Southern Insurance Company of Virginia, The Peninsula Insurance Company, Peninsula Indemnity Company and Michigan Insurance Company.
Filed herewith

10.27	Quota-share Reinsurance Agreement dated December 1, 2010 between Donegal Mutual Insurance Company and Michigan Insurance Company.	(g)

10.28	Donegal Group Inc. 2021 Agency Stock Purchase Plan.	(q)

10.29	Discretionary Loan Agreement between Donegal Group Inc. and M&T Bank dated August 1, 2020.	(o)

14	Code of Business Conduct and Ethics.	(d)

21	Subsidiaries of Registrant.	Filed herewith

23.1	Report and Consent of Independent Registered Public Accounting Firm.	Filed herewith

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.	Filed herewith

Index
32.1	Section 1350 Certification of Chief Executive Officer.	Filed herewith

32.2	Section 1350 Certification of Chief Financial Officer.	Filed herewith

Exhibit 101.INS	XBRL Instance Document	Filed herewith

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

(a)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 1999.
(b)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2001.
(c)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2002.
(d)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2003.
(e)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated July 18, 2008.
(f)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2009.
(g)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2010.
(h)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated April 22, 2011.
(i)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated April 22, 2013.
(j)	We incorporate such exhibit by reference to the copy of such plan in Registrant’s definitive proxy statement for its Annual Meeting of Stockholders held on April 16, 2015 filed on March 16, 2015.
(k)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-Q Report for the quarter ended June 30, 2019.
(l)	We incorporate such exhibit by reference to the copy of such plan in Registrant’s definitive proxy statement for its Annual Meeting of Stockholders held on April 18, 2019 filed on March 18, 2019.
(m)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2019.
(n)	We incorporate such exhibit by reference to the like-described exhibit in Registrant's Form 8-K Report dated October 1, 2020.
(o)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2020.
(p)	We incorporate such exhibit by reference to the copy of such plan in Registrant’s definitive proxy statement for its Annual Meeting of Stockholders held on April 15, 2021 filed on March 15, 2021.
(q)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form S-3 Registration Statement filed on September 30, 2021.

Item 16.	Form 10-K Summary.

None.

Index
DONEGAL GROUP INC. AND SUBSIDIARIES
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

Years Ended December 31, 2021, 2020 and 2019
($ in thousands)
Segment	Net Premiums Earned	Net Investment Income	Net Losses and Loss Expenses	Amortization of Deferred Policy Acquisition Costs	Other Underwriting Expenses	Net Premiums Written
Year Ended December 31, 2021
Commercial lines	$468,433	$—	$321,483	$84,927	$85,345	$501,785
Personal lines	307,582	—	199,227	43,806	44,023	302,482
Investments	—	31,126	—	—	—	—
	$776,015	$31,126	$520,710	$128,733	$129,368	$804,267
Year Ended December 31, 2020
Commercial lines	$412,877	$—	$264,053	$66,253	$72,245	$425,986
Personal lines	329,163	—	195,711	52,819	53,618	316,154
Investments	—	29,504	—	—	—	—
	$742,040	$29,504	$459,764	$119,072	$125,863	$742,140
Year Ended December 31, 2019
Commercial lines	$385,465	$—	$242,685	$62,424	$61,631	$404,879
Personal lines	370,613	—	263,703	60,019	52,931	347,722
Investments	—	29,515	—	—	—	—
	$756,078	$29,515	$506,388	$122,443	$114,562	$752,601

Index
DONEGAL GROUP INC. AND SUBSIDIARIES
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION, CONTINUED
($ in thousands)

	At December 31,
Segment	Deferred Policy Acquisition Costs	Liability For Losses and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable
2021
Commercial lines	$41,225	$814,681	$347,213	$—
Personal lines	26,803	262,939	225,745	—
Investments	—	—	—	—
	$68,028	$1,077,620	$572,958	$—
2020
Commercial lines	$33,246	$694,569	$301,901	$—
Personal lines	25,911	267,438	235,289	—
Investments	—	—	—	—
	$59,157	$962,007	$537,190	$—

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONEGAL GROUP INC.

By:	/s/ Kevin G. Burke
Kevin G. Burke, President and Chief Executive Officer

Date: March 7, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin G. Burke	President, Chief Executive Officer and a Director	March 7, 2022
Kevin G. Burke	(principal executive officer)

/s/ Jeffrey D. Miller	Executive Vice President and Chief Financial Officer	March 7, 2022
Jeffrey D. Miller	(principal financial and accounting officer)

/s/ Scott A. Berlucchi	Director	March 7, 2022
Scott A. Berlucchi

/s/ Dennis J. Bixenman	Director	March 7, 2022
Dennis J. Bixenman

/s/ Jack L. Hess	Director	March 7, 2022
Jack L. Hess

/s/ Barry C. Huber	Director	March 7, 2022
Barry C. Huber

/s/ David C. King	Director	March 7, 2022
David C. King

/s/ Kevin M. Kraft, Sr.	Director	March 7, 2022
Kevin M. Kraft, Sr.

/s/ Jon M. Mahan	Director	March 7, 2022
Jon M. Mahan

/s/ S. Trezevant Moore, Jr.	Director	March 7, 2022
S. Trezevant Moore, Jr.

/s/ Annette B. Szady	Director	March 7, 2022
Annette B. Szady

/s/ Richard D. Wampler, II	Director	March 7, 2022
Richard D. Wampler, II