Form 10-Q
period 2022-03-31
DONEGAL GROUP INC
filed 2022-05-05
CIK 800457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:25,842,665 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on May 2, 2022.

DONEGAL GROUP INC.

Index
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Donegal Group Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost	$690,691,302	$668,104,568
Available for sale, at fair value	516,894,776	532,629,015
Equity securities, at fair value	54,046,368	63,419,973
Short-term investments, at cost, which approximates fair value	9,194,174	12,692,341
Total investments	1,270,826,620	1,276,845,897
Cash	56,074,886	57,709,375
Accrued investment income	9,448,842	8,214,971
Premiums receivable	182,475,495	168,862,580
Reinsurance receivable	448,295,785	455,411,009
Deferred policy acquisition costs	71,608,211	68,028,373
Deferred tax asset, net	12,493,161	6,685,619
Prepaid reinsurance premiums	174,523,309	176,935,842
Property and equipment, net	2,885,074	2,956,930
Accounts receivable - securities	1,936	2,252
Federal income taxes recoverable	1,863,053	5,290,938
Receivable from Michigan Catastrophic Claims Association	—	18,112,800
Due from affiliate	2,209,909	1,922,717
Goodwill	5,625,354	5,625,354
Other intangible assets	958,010	958,010
Other	1,472,250	1,612,732
Total assets	$2,240,761,895	$2,255,175,399
Liabilities and Stockholders’ Equity
Liabilities
Losses and loss expenses	$1,071,587,385	$1,077,620,301
Unearned premiums	589,739,092	572,958,422
Accrued expenses	4,900,102	4,028,659
Reinsurance balances payable	4,069,560	3,946,105
Borrowings under lines of credit	35,000,000	35,000,000
Cash dividends declared to stockholders	—	4,915,268
Cash refunds due to Michigan policyholders	—	18,112,800
Accounts payable - securities	3,247,575	—
Other	7,952,320	7,557,757
Total liabilities	1,716,496,034	1,724,139,312
Stockholders’ Equity
Preferred stock, $0.01 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $0.01 par value, authorized 50,000,000 shares, issued 28,790,510 and 28,756,203 shares and outstanding 25,787,922 and 25,753,615 shares	287,906	287,562
Class B common stock, $0.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	305,668,006	304,889,481
Accumulated other comprehensive (loss) income	(17,306,674)	3,283,551
Retained earnings	276,786,488	263,745,358
Treasury stock, at cost	(41,226,357)	(41,226,357)
Total stockholders’ equity	524,265,861	531,036,087
Total liabilities and stockholders’ equity	$2,240,761,895	$2,255,175,399

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Net premiums earned	$199,248,624	$187,251,600
Investment income, net of investment expenses	7,858,881	7,510,578
Net investment (losses) gains (includes $ 165,354 and ($29,186) accumulated other comprehensive income reclassifications)	(76,247)	2,469,054
Lease income	104,628	107,767
Installment payment fees	490,831	630,899
Total revenues	207,626,717	197,969,898
Expenses:
Net losses and loss expenses	117,883,002	119,219,747
Amortization of deferred policy acquisition costs	34,182,000	30,179,000
Other underwriting expenses	37,106,304	33,782,050
Policyholder dividends	1,648,751	1,294,021
Interest	153,033	312,326
Other expenses, net	427,388	432,069
Total expenses	191,400,478	185,219,213
Income before income tax expense	16,226,239	12,750,685
Income tax expense (includes $ 34,724 and ($6,129) income tax expense (benefit) from reclassification items)	3,081,210	2,220,837
Net income	$13,145,029	$10,529,848
Earnings per common share:
Class A common stock - basic and diluted	$0.43	$0.35
Class B common stock - basic and diluted	$0.39	$0.32

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$13,145,029	$10,529,848
Other comprehensive loss, net of tax
Unrealized loss on securities:
Unrealized holding loss during the period, net of income tax benefit of ($5,438,628) and ($1,125,625)	(20,459,595)	(4,230,172)
Reclassification adjustment for (gains) losses included in net income, net of income tax expense (benefit) of $ 34,724 and ($6,129)	(130,630)	23,057
Other comprehensive loss	(20,590,225)	(4,207,115)
Comprehensive (loss) income	$(7,445,196)	$6,322,733

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)
Three Months Ended March 31, 2022

	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2021	28,756,203	5,649,240	$287,562	$56,492	$304,889,481	$3,283,551	$263,745,358	$(41,226,357)	$531,036,087
Issuance of common stock (stock compensation plans)	33,407	—	335	—	423,665	—	—	—	424,000
Share-based compensation	900	—	9	—	256,451	—	—	—	256,460
Net income	—	—	—	—	—	—	13,145,029	—	13,145,029
Cash dividends declared	—	—	—	—	—	—	(5,490)	—	(5,490)
Grant of stock options	—	—	—	—	98,409	—	(98,409)	—	—
Other comprehensive loss	—	—	—	—	—	(20,590,225)	—	—	(20,590,225)
Balance, March 31, 2022	28,790,510	5,649,240	$287,906	$56,492	$305,668,006	$(17,306,674)	$276,786,488	$(41,226,357)	$524,265,861

Three Months Ended March 31, 2021

	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2020	27,651,774	5,649,240	$276,518	$56,492	$289,149,567	$11,130,612	$258,387,288	$(41,226,357)	$517,774,120
Issuance of common stock (stock compensation plans)	33,336	—	334	—	419,454	—	—	—	419,788
Share-based compensation	346,124	—	3,461	—	4,719,388	—	—	—	4,722,849
Net income	—	—	—	—	—	—	10,529,848	—	10,529,848
Cash dividends declared	—	—	—	—	—	—	(5,000)	—	(5,000)
Grant of stock options	—	—	—	—	109,184	—	(109,184)	—	—
Other comprehensive loss	—	—	—	—	—	(4,207,115)	—	—	(4,207,115)
Balance, March 31, 2021	28,031,234	5,649,240	$280,313	$56,492	$294,397,593	$6,923,497	$268,802,952	$(41,226,357)	$529,234,490

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$13,145,029	$10,529,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	1,343,128	1,654,449
Net investment losses (gains)	76,247	(2,469,054)
Changes in assets and liabilities:
Losses and loss expenses	(6,032,916)	34,971,439
Unearned premiums	16,780,670	40,291,574
Premiums receivable	(13,612,915)	(12,012,018)
Deferred acquisition costs	(3,579,838)	(5,373,755)
Deferred income taxes	(334,190)	84,596
Reinsurance receivable	7,115,224	(17,430,975)
Prepaid reinsurance premiums	2,412,533	(11,681,526)
Accrued investment income	(1,233,871)	(1,009,425)
Due from affiliate	(287,192)	(6,372,406)
Reinsurance balances payable	123,455	581,043
Current income taxes	3,427,885	2,148,756
Accrued expenses	871,443	(5,552,527)
Other, net	535,049	1,516,906
Net adjustments	7,604,712	19,347,077
Net cash provided by operating activities	20,749,741	29,876,925
Cash Flows from Investing Activities:
Purchases of fixed maturities, held to maturity	(28,656,113)	(33,904,795)
Purchases of fixed maturities, available for sale	(34,281,491)	(16,747,351)
Purchases of equity securities, available for sale	(5,276,815)	(13,885,992)
Maturity of fixed maturities:
Held to maturity	9,203,976	7,317,449
Available for sale	23,296,757	69,586,285
Sales of equity securities, available for sale	14,408,819	6,300,459
Net sales of property and equipment	28,288	684,629
Net sales (purchases) of short-term investments	3,498,167	(198,239)
Net cash (used in) provided by investing activities	(17,778,412)	19,152,445
Cash Flows from Financing Activities:
Cash dividends paid	(4,920,758)	(4,441,301)
Issuance of common stock	314,940	4,709,242
Payments on lines of credit	—	(50,000,000)
Net cash used in financing activities	(4,605,818)	(49,732,059)
Net decrease in cash	(1,634,489)	(702,689)
Cash at beginning of period	57,709,375	103,094,236
Cash at end of period	$56,074,886	$102,391,547
Cash paid during period - Interest	$161,506	$257,821
Net cash paid during period - Taxes	$—	$—

See accompanying notes to consolidated financial statements.

Index
DONEGAL GROUP INC. AND SUBSIDIARIES
(Unaudited)
Notes to Consolidated Financial Statements

1 -	Organization

Donegal Mutual Insurance Company (“Donegal Mutual”) organized us as an insurance holding company on August 26, 1986. Our insurance subsidiaries, Atlantic States Insurance Company (“Atlantic States”), Southern Insurance Company of Virginia (“Southern”), the Peninsula Insurance Group (“Peninsula”), which consists of Peninsula Indemnity Company and The Peninsula Insurance Company and Michigan Insurance Company (“MICO”), and our affiliates write personal and commercial lines of property and casualty coverages exclusively through a network of independent insurance agents in certain Mid-Atlantic, Midwestern, New England, Southern and Southwestern states.

At March 31, 2022, we had three segments: our investment function, our commercial lines of insurance and our personal lines of insurance. The commercial lines products of our insurance subsidiaries consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies. The personal lines products of our insurance subsidiaries consist primarily of homeowners and private passenger automobile policies.

At March 31, 2022, Donegal Mutual held approximately 41% of our outstanding Class A common stock and approximately 84% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 70% of the total voting power of our common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to a pooling agreement and other intercompany agreements and transactions. While each company maintains its separate corporate existence, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

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

Index
2 -	Basis of Presentation

Our financial information for the interim periods included in this Form 10-Q Report is unaudited; however, our financial information we include in this Form 10-Q Report reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of our management, are necessary for a fair presentation of our financial position, results of operations and cash flows for those interim periods. Our results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations we expect for the year ending December 31, 2022.

We recommend you read the interim financial statements we include in this Form 10-Q Report in conjunction with the financial statements and the notes to our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Index
	Three Months Ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic earnings per share:
Numerator:
Allocation of net income	$10,986	$2,159	$8,742	$1,788
Denominator:
Weighted-average shares outstanding	25,787	5,577	24,768	5,577
Basic earnings per share	$0.43	$0.39	$0.35	$0.32

Diluted earnings per share:
Numerator:
Allocation of net income	$10,986	$2,159	$8,742	$1,788
Denominator:
Number of shares used in basic computation	25,787	5,577	24,768	5,577
Weighted-average shares effect of dilutive securities:
Director and employee stock options	22	—	128	—
Number of shares used in diluted computation	25,809	5,577	24,896	5,577
Diluted earnings per share	$0.43	$0.39	$0.35	$0.32

We did not include outstanding options to purchase the following number of shares of Class A common stock in our computation of diluted earnings per share because the exercise price of the options exceeded the average market price of our Class A common stock during the applicable periods.

	Three Months Ended March 31,
	2022	2021

Number of options to purchase Class A shares excluded	5,434,934	6,051,359

4 -	Reinsurance

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

Our insurance subsidiaries and Donegal Mutual participate in a consolidated third-party reinsurance program. The coverage and parameters of the program are common to all of our insurance subsidiaries and Donegal Mutual. The program utilizes several different reinsurers. They require their reinsurers to maintain an A.M. Best rating of A- (Excellent) or better or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A- rating from A.M. Best. The following information describes the external reinsurance Donegal Mutual and our insurance subsidiaries have in place for 2022:

Index
•	excess of loss reinsurance, under which Donegal Mutual and our insurance subsidiaries recover losses over a set retention of $2.0 million; and

•
catastrophe reinsurance, under which Donegal Mutual and our insurance subsidiaries recover 100% of an accumulation of many losses resulting from a single event, including natural disasters, over a set retention of $15.0 million up to aggregate losses of $185.0 million per occurrence.

For property insurance, our insurance subsidiaries have excess of loss reinsurance that provide for coverage of $38.0 million per loss over a set retention of $2.0 million. For liability insurance, our insurance subsidiaries have excess of loss reinsurance that provide for coverage of $73.0 million per occurrence over a set retention of $2.0 million. For workers’ compensation insurance, our insurance subsidiaries have excess of loss reinsurance that provide for coverage of $18.0 million on any one life over a set retention of $2.0 million.

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

In order to write automobile insurance in the state of Michigan, MICO is required to be a member of the Michigan Catastrophic Claims Association (“MCCA”).  The MCCA provides reinsurance to MICO for personal automobile and commercial automobile personal injury claims in the state of Michigan over a set retention. In November 2021, the MCCA approved the return of approximately $3.0 billion of its estimated surplus to its member insurance companies and provided guidance to those companies with respect to the payment of refunds to Michigan policyholders in the first half of 2022. We recorded a receivable from the MCCA and a corresponding payable for cash refunds due to Michigan policyholders in the amount of $18.1 million on our balance sheet as of December 31, 2021. In March 2022, we received such payment from the MCCA and subsequently paid the refunds due to our Michigan policyholders.

Index
5 -	Investments

The amortized cost and estimated fair values of our fixed maturities at March 31, 2022 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$89,848	$310	$4,139	$86,019
Obligations of states and political subdivisions	395,793	5,884	21,439	380,238
Corporate securities	190,105	2,594	5,844	186,855
Mortgage-backed securities	14,945	6	156	14,795
Totals	$690,691	$8,794	$31,578	$667,907

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$37,003	$—	$2,258	$34,745
Obligations of states and political subdivisions	57,822	456	1,973	56,305
Corporate securities	219,350	1,307	5,484	215,173
Mortgage-backed securities	219,597	134	9,059	210,672
Totals	$533,772	$1,897	$18,774	$516,895

At March 31, 2022, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $283.6 million and an amortized cost of $296.1 million. Our holdings at March 31, 2022 also included special revenue bonds with an aggregate fair value of $152.9 million and an amortized cost of $157.5 million. With respect to both categories of those bonds at March 31, 2022, we held no securities of any issuer that comprised more than 10% of our holdings of either bond category. Education bonds and water and sewer utility bonds represented 48% and 35%, respectively, of our total investments in special revenue bonds based on the carrying values of these investments at March 31, 2022. Many of the issuers of the special revenue bonds we held at March 31, 2022 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held at March 31, 2022 are similar to general obligation bonds.

The amortized cost and estimated fair values of our fixed maturities at December 31, 2021 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$89,268	$1,923	$1,015	$90,176
Obligations of states and political subdivisions	371,436	17,857	948	388,345
Corporate securities	191,147	11,576	773	201,950
Mortgage-backed securities	16,254	676	—	16,930
Totals	$668,105	$32,032	$2,736	$697,401

Index
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$32,501	$144	$461	$32,184
Obligations of states and political subdivisions	55,459	2,002	83	57,378
Corporate securities	215,669	6,817	874	221,612
Mortgage-backed securities	219,664	3,001	1,210	221,455
Totals	$523,293	$11,964	$2,628	$532,629

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

We have segregated within accumulated other comprehensive (loss) income the net unrealized losses of $15.1 million arising prior to the November 30, 2013 reclassification date for fixed maturities reclassified from available for sale to held to maturity. We are amortizing this balance over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same fixed maturities. We recorded amortization of $ 149,475 and $371,265 in other comprehensive loss during the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022 and December 31, 2021, net unrealized losses of $5.0 million and $5.2 million, respectively, remained within accumulated other comprehensive (loss) income.

We show below the amortized cost and estimated fair value of our fixed maturities at March 31, 2022 by contractual maturity. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties
.
	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity
Due in one year or less	$60,854	$62,484
Due after one year through five years	84,257	85,415
Due after five years through ten years	223,309	216,052
Due after ten years	307,326	289,161
Mortgage-backed securities	14,945	14,795
Total held to maturity	$690,691	$667,907

Available for sale
Due in one year or less	$29,090	$29,320
Due after one year through five years	148,499	145,592
Due after five years through ten years	105,650	101,917
Due after ten years	30,936	29,394
Mortgage-backed securities	219,597	210,672
Total available for sale	$533,772	$516,895

Index
The cost and estimated fair values of our equity securities at March 31, 2022 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value
	(in thousands)
Equity securities	$35,307	$18,795	$56	$54,046

The cost and estimated fair values of our equity securities at December 31, 2021 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value
	(in thousands)
Equity securities	$43,263	$20,413	$256	$63,420

We present below gross gains and losses from investments and the change in the difference between fair value and cost of investments:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Gross realized gains:
Fixed maturities	$234	$193
Equity securities	843	73
Real estate	477	—
	1,554	266
Gross realized losses:
Fixed maturities	69	222
Equity securities	824	—
	893	222
Net realized gains	661	44
Gross unrealized gains on equity securities	716	3,204
Gross unrealized losses on equity securities	(1,453)	(779)
Net investment (losses) gains	$(76)	$2,469

We held fixed maturities with unrealized losses representing declines that we considered temporary at March 31, 2022 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$52,488	$2,816	$31,710	$3,581
Obligations of states and political subdivisions	231,429	19,976	28,289	3,436
Corporate securities	188,463	8,531	25,649	2,797
Mortgage-backed securities	192,115	7,590	14,313	1,625
Totals	$664,495	$38,913	$99,961	$11,439

Index
We held fixed maturities with unrealized losses representing declines that we considered temporary at December 31, 2021 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$27,691	$412	$28,426	$1,064
Obligations of states and political subdivisions	56,655	899	7,091	132
Corporate securities	92,737	1,610	1,463	37
Mortgage-backed securities	90,006	1,128	2,361	82
Totals	$267,089	$4,049	$39,341	$1,315

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we measure investments at fair value, and we recognize changes in fair value in our results of operations. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize the impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred with respect to that security. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, issuer or geographic events that have negatively impacted the value of a security and rating agency downgrades. We held 593 debt securities that were in an unrealized loss position at March 31, 2022. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary.

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

Index
Financial data by segment for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$124,329	$109,226
Personal lines	74,920	78,026
GAAP premiums earned	199,249	187,252
Net investment income	7,859	7,511
Investment (losses) gains	(76)	2,469
Other	595	738
Total revenues	$207,627	$197,970
Income before income tax expense:
Underwriting income (loss):
Commercial lines	$62	$(8,242)
Personal lines	4,642	5,037
SAP underwriting income (loss)	4,704	(3,205)
GAAP adjustments	3,725	5,982
GAAP underwriting income	8,429	2,777
Net investment income	7,859	7,511
Investment (losses) gains	(76)	2,469
Other	14	(6)
Income before income tax expense	$16,226	$12,751

7 -	Borrowings

Lines of Credit

In August 2020, we entered into a credit agreement with Manufacturers and Traders Trust Company (“M&T”) that related to a $20.0 million unsecured demand line of credit. The line of credit has no expiration date, no annual fees and no covenants. At March 31, 2022, we had no outstanding borrowings from M&T and had the ability to borrow up to $20.0 million at interest rates equal to the then-current LIBOR rate plus 2.00%.

Index
Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. Atlantic States has a fixed-rate cash advance of $35.0 million that was outstanding at March 31, 2022. The cash advance carries a fixed interest rate of 1.74% and is due in August 2024. In March 2020, Atlantic States issued $50.0 million of debt to the FHLB of Pittsburgh in exchange for a cash advance in the same amount that carried a fixed interest rate of 0.83%. Atlantic States obtained this contingent liquidity funding in light of uncertainty surrounding the economic impact of the COVID-19 pandemic. Atlantic States repaid this advance when it became due in March 2021. The table below presents the amount of FHLB of Pittsburgh stock Atlantic States purchased, collateral pledged and assets related to Atlantic States’ membership in the FHLB of Pittsburgh at March 31, 2022.

FHLB of Pittsburgh stock purchased and owned	$1,575,600
Collateral pledged, at par (carrying value $39,728,104)	40,871,156
Borrowing capacity currently available	2,703,399

8 -	Share–Based Compensation

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

We recorded compensation expense related to our stock compensation plans of $244,140 and $292,795 for the three months ended March 31, 2022 and 2021, respectively, with a corresponding income tax benefit of $51,269 and $61,487, respectively. At March 31, 2022, we had $1.2 million of unrecognized compensation expense related to nonvested share-based compensation granted under our stock compensation plans that we expect to recognize over a weighted average period of approximately 1.8 years.

We received cash from option exercises under all stock compensation plans during the three months ended March 31, 2022 and 2021 of $ 12,321 and $4.4 million, respectively. We realized actual tax benefits for the tax deductions related to those option exercises of $ 153 and $149,156 for the three months ended March 31, 2022 and 2021, respectively.

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

Index
We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. We generally obtain two prices per security. These pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to verify that the estimates we obtain from the pricing services are representative of fair values based upon our investment personnel’s general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and the pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security types and recent trading activity. Our investment personnel periodically review documentation with respect to the pricing services’ pricing methodology that they obtain to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At March 31, 2022, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at March 31, 2022, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

We present our cash and short-term investments at estimated fair value. We classify these items as Level 1.

The carrying values we report in our balance sheet for premium receivables, reinsurance receivables related to paid losses and loss expenses and reinsurance balances payable approximate their fair values. The carrying amounts we report in our balance sheets for our subordinated debentures and borrowings under lines of credit approximate their fair values. We classify these items as Level 3.

We evaluate our assets and liabilities to determine the appropriate level at which to classify them for each reporting period.

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at March 31, 2022:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$34,745	$—	$34,745	$—
Obligations of states and political subdivisions	56,305	—	56,305	—
Corporate securities	215,173	—	215,173	—
Mortgage-backed securities	210,672	—	210,672	—
Equity securities	54,046	51,759	2,287	—
Total investments in the fair value hierarchy	$570,941	$51,759	$519,182	$—

Index
The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at December 31, 2021:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$32,185	$—	$32,185	$—
Obligations of states and political subdivisions	57,378	—	57,378	—
Corporate securities	221,611	—	221,611	—
Mortgage-backed securities	221,455	—	221,455	—
Equity securities	63,420	61,130	2,290	—
Totals	$596,049	$61,130	$534,919	$—

10 -	Income Taxes

At March 31, 2022 and December 31, 2021, respectively, we had no material unrecognized tax benefits or accrued interest and penalties. Tax years 2016 through 2021 remained open for examination at March 31, 2022. We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of our tax assets. We established a valuation allowance of $7.9 million for our net state operating loss carryforward. We have determined that we are not required to establish a valuation allowance for our other deferred tax assets of $32.5 million and $28.1 million at March 31, 2022 and December 31, 2021, respectively, because it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income and the implementation of tax planning strategies.

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

Index
We summarize activity in our insurance subsidiaries’ liabilities for losses and loss expenses as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Balance at January 1	$1,077,620	$962,007
Less reinsurance recoverable	(451,261)	(404,818)
Net balance at January 1	626,359	557,189
Incurred related to:
Current year	134,432	127,433
Prior years	(16,549)	(8,213)
Total incurred	117,883	119,220
Paid related to:
Current year	40,293	35,584
Prior years	76,088	65,192
Total paid	116,381	100,776
Net balance at end of period	627,861	575,633
Plus reinsurance recoverable	443,726	421,346
Balance at end of period	$1,071,587	$996,979

Our insurance subsidiaries recognized a decrease in their liabilities for losses and loss expenses of prior years of $16.5 million and $8.2 million for the three months ended March 31, 2022 and 2021, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy or claims management personnel, and they have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those years. The 2022 development represented 2.6% of the December 31, 2021 net carried reserves and resulted primarily from lower-than-expected loss emergence or severity in nearly all lines of business. The majority of the 2022 development related to decreases in the liabilities for losses and loss expenses of prior years for Atlantic States and MICO. The 2021 development represented 1.5% of the December 31, 2020 net carried reserves and resulted primarily from lower-than-expected loss emergence or severity in nearly all lines of business. The majority of the 2021 development related to decreases in the liabilities for losses and loss expenses of prior years for Atlantic States and MICO.

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

Our insurance subsidiaries determine incurred but not reported (“IBNR”) reserves by subtracting the cumulative loss and loss expense amounts our insurance subsidiaries have paid and the case reserves our insurance subsidiaries have established at the balance sheet date from their actuaries’ estimate of the ultimate cost of losses and loss expenses. Accordingly, the IBNR reserves of our insurance subsidiaries include their actuaries’ projections of the cost of unreported claims as well as their actuaries’ projected development of case reserves on known claims and reopened claims. Our insurance subsidiaries’ methodology for estimating IBNR reserves has been in place for many years, and their actuaries made no significant changes to that methodology during the three months ended March 31, 2022.

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

Index
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

We recommend that you read the following information in conjunction with the historical financial information and the footnotes to that financial information we include in this Quarterly Report on Form 10-Q. We also recommend you read Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021.

Critical Accounting Policies and Estimates

We combine our financial statements with those of our insurance subsidiaries and present our financial statements on a consolidated basis in accordance with GAAP.

Index
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

Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced an increase in claims severity and a lengthening of the claim settlement periods on bodily injury claims during the past several years. In addition, the COVID-19 pandemic and related government mandates and restrictions resulted in various changes from historical claims reporting and settlement trends during 2020 and resulted in significant increases in loss costs in 2021 and 2022 due to a number of factors, including supply chain disruption, higher used automobile values, increases in the cost of replacement automobile parts and rising labor rates. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements. Related uncertainties regarding future trends include social inflation, availability and cost of building materials, availability of skilled labor, the rate of plaintiff attorney involvement in claims and the cost of medical technologies and procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items.  To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at March 31, 2022. For every 1% change in our insurance subsidiaries’ loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $6.3 million.

Index
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

Index
Our insurance subsidiaries’ liabilities for losses and loss expenses by major line of business at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Commercial lines:
Automobile	$172,242	$172,302
Workers’ compensation	122,025	122,398
Commercial multi-peril	169,743	168,445
Other	21,705	18,530
Total commercial lines	485,715	481,675
Personal lines:
Automobile	107,595	109,915
Homeowners	27,741	26,169
Other	6,810	8,600
Total personal lines	142,146	144,684
Total commercial and personal lines	627,861	626,359
Plus reinsurance recoverable	443,726	451,261
Total liabilities for losses and loss expenses	$1,071,587	$1,077,620

Index
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

Percentage Change in Loss and Loss Expense Reserves Net of Reinsurance	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at March 31, 2022	Percentage Change in Stockholders’ Equity at March 31, 2022(1)	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2021	Percentage Change in Stockholders’ Equity at December 31, 2021(1)
(dollars in thousands)
(10.0)%	$565,075	9.5%	$563,723	9.3%
(7.5)	580,771	7.1	579,382	7.0
(5.0)	596,468	4.7	595,041	4.7
(2.5)	612,164	2.4	610,700	2.3
Base	627,861	—	626,359	—
2.5	643,558	(2.4)	642,018	(2.3)
5.0	659,254	(4.7)	657,677	(4.7)
7.5	674,951	(7.1)	673,336	(7.0)
10.0	690,647	(9.5)	688,995	(9.3)

(1)	Net of income tax effect.

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

Index
The following table provides a reconciliation of our net premiums earned to our net premiums written for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net premiums earned	$199,249	$187,252
Change in net unearned premiums	19,193	28,610
Net premiums written	$218,442	$215,862

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

Index
Combined Ratios

The following table presents comparative details with respect to our GAAP and statutory combined ratios for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
GAAP Combined Ratios (Total Lines)
Loss ratio (non-weather)	55.2%	60.0%
Loss ratio (weather-related)	4.0	3.7
Expense ratio	35.8	34.1
Dividend ratio	0.8	0.7
Combined ratio	95.8%	98.5%

Statutory Combined Ratios
Commercial lines:
Automobile	89.1%	102.3%
Workers’ compensation	97.0	95.4
Commercial multi-peril	99.7	107.7
Other	72.4	60.1
Total commercial lines	93.5	99.3
Personal lines:
Automobile	93.5	93.4
Homeowners	108.0	94.7
Other	43.8	76.9
Total personal lines	94.8	92.6
Total commercial and personal lines	94.1	96.5

Index
Results of Operations - Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the first three months of 2022 were $199.2 million, an increase of $11.9 million, or 6.4%, compared to $187.3 million for the first three months of 2021, primarily reflecting the inclusion of the business of the Mountain States Insurance Group in the underwriting pool beginning with policies effective in 2021, as well as solid premium retention and renewal premium increases.

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the three months ended March 31, 2022 were $218.4 million, an increase of $2.5 million, or 1.2%, from the $215.9 million of net premiums written for the first three months of 2021. Commercial lines net premiums written increased $2.4 million, or 1.7%, for the first three months of 2022 compared to the first three months of 2021. We attribute the increase in commercial lines net premiums written primarily to modest new business growth, solid premium retention and renewal premium increases. Personal lines net premiums written increased slightly for the first three months of 2022 compared to the first three months of 2021.

Investment Income. Our net investment income was $7.9 million for the first three months of 2022, compared to $7.5 million for the first three months of 2021. We attribute the increase primarily to an increase in average invested assets.

Net Investment (Losses) Gains. Net investment losses for the first three months of 2022 were $76,247, compared to net investment gains of $2.5 million for the first three months of 2021. The net investment losses and gains for the first three months of 2022 and 2021, respectively, resulted primarily from the net change in unrealized gains and losses within our equity securities portfolio at March 31, 2022 and 2021, respectively. We did not recognize any impairment losses in our investment portfolio during the first three months of 2022 or 2021.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, was 59.2% for the first three months of 2022, a decrease from our insurance subsidiaries’ loss ratio of 63.7% for the first three months of 2021. We attribute this decrease primarily to favorable prior year loss development and lower fire losses. Weather-related losses of $8.0 million, or 4.0 percentage points of the loss ratio, for the first three months of 2022, increased from $6.8 million, or 3.7 percentage points of the loss ratio, for the first three months of 2021. Weather-related loss activity for the first three months of 2022 was lower than our previous five-year average of $10.3 million for first quarter weather-related losses. On a statutory basis, our insurance subsidiaries’ commercial lines loss ratio was 57.2% for the first quarter of 2022, compared to 66.3% for the first three months of 2021, primarily due to decreases in the commercial automobile, commercial multi-peril and workers’ compensation loss ratios. The personal lines statutory loss ratio of our insurance subsidiaries increased to 63.0% for the first three months of 2022, compared to 61.0% for the first three months of 2021. We attribute this increase primarily to an increase in large homeowner fire losses, which we define as individual fire losses in excess of $50,000. During the first quarter of 2022, our insurance subsidiaries experienced $6.2 million of large homeowner fire losses, compared to $2.9 million for the first quarter of 2021. Our insurance subsidiaries experienced favorable loss reserve development for the first quarter of 2022 of approximately $16.5 million, or 8.3 percentage points of the loss ratio, compared to $8.2 million that decreased the loss ratio for the first quarter of 2021 by 4.4 percentage points. Our insurance subsidiaries experienced favorable development in all lines of business in the first quarter of 2022, with the majority of the impact relating to reserves for accident years 2021 and 2020 in the commercial automobile, personal automobile, commercial multi-peril and workers’ compensation lines of business.

Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 35.8% for the first three months of 2022, compared to 34.1% for the first three months of 2021. The increase in the expense ratio primarily reflected an increase in our underwriting-based incentive costs for our agents and employees and higher technology system-related expenses due to an increased allocation of costs from Donegal Mutual to our insurance subsidiaries related to our ongoing systems modernization project.

Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were 95.8% and 98.5% for the three months ended March 31, 2022 and 2021, respectively. We attribute the decrease in the combined ratio primarily to a decrease in the loss ratio for the first three months of 2022 compared to the first three months of 2021.

Index
Interest Expense. Our interest expense for the first three months of 2022 was $153,033, compared to $312,326 for the first three months of 2021. We attribute the decrease to lower average borrowings under our lines of credit during the first three months of 2022 compared to the first three months of 2021.

Income Tax Expense. We recorded income tax expense of $3.1 million for the first three months of 2022, representing an effective tax rate of 19.0% We recorded income tax expense of $2.2 million for the first three months of 2021, representing an effective tax rate of 17.4%. The income tax expense for the first three months of 2022 and 2021 represented estimates based on our projected annual taxable income and effective tax rates.

Net Income and Income Per Share. Our net income for the first three months of 2022 was $13.1 million, or $.43 per share of Class A common stock on a diluted basis and $.39 per share of Class B common stock, compared to net income of $10.5 million, or $.35 per share of Class A common stock on a diluted basis and $.32 per share of Class B common stock, for the first three months of 2021. We had 25.8 million and 25.0 million Class A shares outstanding at March 31, 2022 and 2021, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as such obligations and needs arise. Our major sources of funds from operations are the net cash flows we generate from our insurance subsidiaries’ underwriting results, investment income and investment maturities.

Our operations have historically generated sufficient net positive cash flow to fund our commitments and add to our investment portfolio, thereby increasing future investment returns and enhancing our liquidity. The impact of the pooling agreement between Donegal Mutual and Atlantic States has historically been cash-flow positive because of the consistent underwriting profitability of the pool. Donegal Mutual and Atlantic States settle their respective obligations to each other under the pool monthly, thereby resulting in cash flows substantially similar to the cash flows that would result from each company writing the business directly. We have not experienced any unusual variations in the timing of claim payments associated with the loss reserves of our insurance subsidiaries. We maintain significant liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective, thereby providing an additional measure of liquidity to meet our obligations should an unexpected variation occur in the future. Our operating activities provided net cash flows in the first three months of 2022 and 2021 of $20.7 million and $29.9 million, respectively.

At March 31, 2022, we had no outstanding borrowings under our line of credit with M&T and had the ability to borrow up to $20.0 million at interest rates equal to the then-current LIBOR rate plus 2.00%. At March 31, 2022, Atlantic States had a $35.0 million outstanding advance with the FHLB of Pittsburgh that carries a fixed interest rate of 1.74%.

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

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the SEC and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the three months ended March 31, 2022 or 2021. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through March 31, 2022.

On April 21, 2022, our board of directors declared quarterly cash dividends of 16.50 cents per share of our Class A common stock and 14.75 cents per share of our Class B common stock, payable on May 16, 2022 to our stockholders of record as of the close of business on May 2, 2022. We are not subject to any restrictions on our payment of dividends to our stockholders, although there are state law restrictions on the payment of dividends by our insurance subsidiaries to us.  Dividends from our insurance subsidiaries are our principal source of cash for payment of dividends to our stockholders. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk based capital (“RBC”) requirements that limit their ability to pay dividends to us. Our insurance subsidiaries’ statutory capital and surplus at December 31, 2021 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin.  Our insurance subsidiaries did not pay any dividends to us during the first three months of 2022. Amounts remaining available for distribution to us as dividends from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities in 2022 are $27.9 million from Atlantic States, $6.9 million from Southern, $4.8 million from Peninsula and $7.7 million from MICO, or a total of approximately $47.3 million.

At March 31, 2022, we had no material commitments for capital expenditures.

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

 There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2021 through March 31, 2022.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at March 31, 2022, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information we are required to disclose in the reports that we file or submit under the Exchange Act, and our disclosure controls and procedures were also effective to ensure that information we disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Donegal Mutual implemented a new application system that Donegal Mutual and our insurance subsidiaries began to utilize during 2021 for the allocation of expenses and, beginning in 2022, for reinsurance premiums and commissions. The new application system provides for further automation of, and enhanced internal controls over these processes. The implementation of the new system is part of a multi-year accounting systems and process modernization initiative Donegal Mutual is implementing to achieve various benefits for Donegal Mutual and our insurance subsidiaries, including streamlined financial reporting workflows and a more efficient control environment.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

We base all statements contained in this release that are not historic facts on our current expectations. Such statements are forward-looking in nature (as defined in the Private Securities Litigation Reform Act of 1995) and necessarily involve risks and uncertainties. Forward-looking statements we make may be identified by our use of words such as “will,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “seek,” “estimate” and similar expressions. Our actual results could vary materially from our forward-looking statements. The factors that could cause our actual results to vary materially from the forward-looking statements we have previously made include, but are not limited to, prolonged economic challenges resulting from the COVID-19 pandemic, adverse litigation and other trends that could increase our loss costs (including labor shortages and escalating medical, automobile and property repair costs), adverse and catastrophic weather events, our ability to maintain profitable operations (including our ability to underwrite risks effectively and charge adequate premium rates), the adequacy of the loss and loss expense reserves of our insurance subsidiaries, the availability and successful operation of the information technology systems our insurance subsidiaries utilize, the successful development of new information technology systems to allow our insurance subsidiaries to compete effectively, business and economic conditions in the areas in which we and our insurance subsidiaries operate, interest rates, competition from various insurance and other financial businesses, terrorism, the availability and cost of reinsurance, legal and judicial developments including those related to COVID-19 business interruption coverage exclusions, changes in regulatory requirements, our ability to attract and retain independent insurance agents, changes in our A.M. Best rating and the other risks that we describe from time to time in our filings with the Securities and Exchange Commission. We disclaim any obligation to update such statements or to announce publicly the results of any revisions that we may make to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Index
Part II. Other Information

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Our business, results of operations and financial condition, and, therefore, the value of our Class A common stock and our Class B common stock, are subject to a number of risks. For a description of certain risks, we refer to “Risk Factors” in our 2021 Annual Report on Form 10-K that we filed with the SEC on March 7, 2022. There have been no material changes in the risk factors we disclosed in that Form 10-K Report during the three months ended March 31, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not Applicable.

Item 5.	Other Information.

None.

Index
Item 6.	Exhibits.

Exhibit No.	Description

Exhibit 31.1	Certification of Chief Executive Officer	Filed herewith

Exhibit 31.2	Certification of Chief Financial Officer	Filed herewith

Exhibit 32.1	Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Title 18 of the United States Code	Filed herewith

Exhibit 32.2	Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Title 18 of the United States Code	Filed herewith

Exhibit 101.INS	XBRL Instance Document	Filed herewith

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

Exhibit 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

Index
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONEGAL GROUP INC.

May 5, 2022	By:	/s/ Kevin G. Burke
Kevin G. Burke, President and Chief Executive Officer

May 5, 2022	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Executive Vice President
and Chief Financial Officer