Form 10-Q
period 2022-06-30
DONEGAL GROUP INC
filed 2022-08-05
CIK 800457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:26,747,130 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on August 1, 2022.

DONEGAL GROUP INC.

Index
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Donegal Group Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost	$700,335,137	$668,104,568
Available for sale, at fair value	507,046,119	532,629,015
Equity securities, at fair value	45,260,978	63,419,973
Short-term investments, at cost, which approximates fair value	46,684,715	12,692,341
Total investments	1,299,326,949	1,276,845,897
Cash	21,810,717	57,709,375
Accrued investment income	8,466,487	8,214,971
Premiums receivable	190,324,020	168,862,580
Reinsurance receivable	445,150,797	455,411,009
Deferred policy acquisition costs	74,247,225	68,028,373
Deferred tax asset, net	17,563,660	6,685,619
Prepaid reinsurance premiums	172,405,900	176,935,842
Property and equipment, net	2,841,509	2,956,930
Accounts receivable - securities	1,978	2,252
Federal income taxes recoverable	6,936,463	5,290,938
Receivable from Michigan Catastrophic Claims Association	—	18,112,800
Due from affiliate	2,345,917	1,922,717
Goodwill	5,625,354	5,625,354
Other intangible assets	958,010	958,010
Other	1,843,350	1,612,732
Total assets	$2,249,848,336	$2,255,175,399
Liabilities and Stockholders’ Equity
Liabilities
Losses and loss expenses	$1,083,354,464	$1,077,620,301
Unearned premiums	601,939,060	572,958,422
Accrued expenses	4,796,689	4,028,659
Reinsurance balances payable	4,051,428	3,946,105
Borrowings under lines of credit	35,000,000	35,000,000
Cash dividends declared to stockholders	—	4,915,268
Cash refunds due to Michigan policyholders	—	18,112,800
Accounts payable - securities	1,111,200	—
Other	8,573,013	7,557,757
Total liabilities	1,738,825,854	1,724,139,312
Stockholders’ Equity
Preferred stock, $0.01 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $0.01 par value, authorized 50,000,000 shares, issued 29,621,151 and 28,756,203 shares and outstanding 26,618,563 and 25,753,615 shares	296,212	287,562
Class B common stock, $0.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	317,940,000	304,889,481
Accumulated other comprehensive (loss) income	(29,476,763)	3,283,551
Retained earnings	263,432,898	263,745,358
Treasury stock, at cost	(41,226,357)	(41,226,357)
Total stockholders’ equity	511,022,482	531,036,087
Total liabilities and stockholders’ equity	$2,249,848,336	$2,255,175,399

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc. and Subsidiaries
Consolidated Statements of (Loss) Income
(Unaudited)

	Three Months Ended June 30,
	2022	2021
Revenues:
Net premiums earned	$204,128,489	$192,488,665
Investment income, net of investment expenses	8,203,846	7,652,180
Net investment (losses) gains (includes $287,861 and $479,211 accumulated other comprehensive income reclassifications)	(8,376,713)	4,241,031
Lease income	98,222	108,038
Installment payment fees	257,305	656,029
Total revenues	204,311,149	205,145,943
Expenses:
Net losses and loss expenses	141,608,361	113,956,652
Amortization of deferred policy acquisition costs	35,172,000	33,103,000
Other underwriting expenses	36,235,198	36,229,677
Policyholder dividends	1,288,744	1,629,499
Interest	239,725	217,290
Other expenses, net	346,200	313,000
Total expenses	214,890,228	185,449,118
(Loss) income before income tax (benefit) expense	(10,579,079)	19,696,825
Income tax (benefit) expense (includes $60,451 and $100,634 income tax expense from reclassification items)	(2,371,322)	3,532,789
Net (loss) income	$(8,207,757)	$16,164,036
(Loss) earnings per common share:
Class A common stock - basic and diluted	$(0.26)	$0.53
Class B common stock - basic and diluted	$(0.24)	$0.48

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended June 30,
	2022	2021
Net (loss) income	$(8,207,757)	$16,164,036
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on securities:
Unrealized holding (loss) gain during the period, net of income tax (benefit) expense of ($3,174,636) and $511,306	(11,942,679)	1,928,551
Reclassification adjustment for gains included in net (loss) income, net of income tax expense of $ 60,451 and $100,634	(227,410)	(378,577)
Other comprehensive (loss) income	(12,170,089)	1,549,974
Comprehensive (loss) income	$(20,377,846)	$17,714,010

See accompanying notes to consolidated financial statements.

Index

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Revenues:
Net premiums earned	$403,377,113	$379,740,265
Investment income, net of investment expenses	16,062,727	15,162,758
Net investment (losses) gains (includes $453,215 and $450,025 accumulated other comprehensive income reclassifications)	(8,452,960)	6,710,085
Lease income	202,850	215,805
Installment payment fees	748,136	1,286,928
Total revenues	411,937,866	403,115,841
Expenses:
Net losses and loss expenses	259,491,363	233,176,399
Amortization of deferred policy acquisition costs	69,354,000	63,282,000
Other underwriting expenses	73,341,502	70,011,727
Policyholder dividends	2,937,495	2,923,520
Interest	392,758	529,616
Other expenses, net	773,588	745,069
Total expenses	406,290,706	370,668,331
Income before income tax expense	5,647,160	32,447,510
Income tax expense (includes $95,175 and $94,505 income tax expense from reclassification items)	709,888	5,753,626
Net income	$4,937,272	$26,693,884
Earnings per common share:
Class A common stock - basic	$0.16	$0.89
Class A common stock - diluted	$0.16	$0.88
Class B common stock - basic and diluted	$0.14	$0.80

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Net income	$4,937,272	$26,693,884
Other comprehensive loss, net of tax
Unrealized loss on securities:
Unrealized holding loss during the period, net of income tax benefit of ($8,613,264) and ($614,319)	(32,402,274)	(2,301,621)
Reclassification adjustment for gains included in net income, net of income tax expense of $95,175 and $94,505	(358,040)	(355,520)
Other comprehensive loss	(32,760,314)	(2,657,141)
Comprehensive (loss) income	$(27,823,042)	$24,036,743

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)
Six Months Ended June 30, 2022

	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2021	28,756,203	5,649,240	$287,562	$56,492	$304,889,481	$3,283,551	$263,745,358	$(41,226,357)	$531,036,087
Issuance of common stock (stock compensation plans)	33,407	—	335	—	423,665	—	—	—	424,000
Share-based compensation	900	—	9	—	256,451	—	—	—	256,460
Net income	—	—	—	—	—	—	13,145,029	—	13,145,029
Cash dividends declared	—	—	—	—	—	—	(5,490)	—	(5,490)
Grant of stock options	—	—	—	—	98,409	—	(98,409)	—	—
Other comprehensive loss	—	—	—	—	—	(20,590,225)	—	—	(20,590,225)
Balance, March 31, 2022	28,790,510	5,649,240	$287,906	$56,492	$305,668,006	$(17,306,674)	$276,786,488	$(41,226,357)	$524,265,861
Issuance of common stock (stock compensation plans)	54,743	—	547	—	736,349	—	—	—	736,896
Share-based compensation	775,898	—	7,759	—	11,476,429	—	—	—	11,484,188
Net loss	—	—	—	—	—	—	(8,207,757)	—	(8,207,757)
Cash dividends declared	—	—	—	—	—	—	(5,086,617)	—	(5,086,617)
Grant of stock options	—	—	—	—	59,216	—	(59,216)	—	—
Other comprehensive loss	—	—	—	—	—	(12,170,089)	—	—	(12,170,089)
Balance, June 30, 2022	29,621,151	5,649,240	$296,212	$56,492	$317,940,000	$(29,476,763)	$263,432,898	$(41,226,357)	$511,022,482

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

Index
Donegal Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$4,937,272	$26,693,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	2,606,357	3,083,025
Net investment losses (gains)	8,452,960	(6,710,085)
Changes in assets and liabilities:
Losses and loss expenses	5,734,163	36,650,578
Unearned premiums	28,980,638	62,760,019
Premiums receivable	(21,461,440)	(19,787,451)
Deferred acquisition costs	(6,218,852)	(10,530,666)
Deferred income taxes	(2,169,602)	1,266,870
Reinsurance receivable	10,260,212	(13,289,251)
Prepaid reinsurance premiums	4,529,942	(17,033,224)
Accrued investment income	(251,516)	(238,871)
Due from affiliate	(423,200)	11,902,889
Reinsurance balances payable	105,323	797,424
Current income taxes	(1,645,525)	(928,841)
Accrued expenses	768,030	(17,649,554)
Other, net	784,642	2,189,225
Net adjustments	30,052,132	32,482,087
Net cash provided by operating activities	34,989,404	59,175,971
Cash Flows from Investing Activities:
Purchases of fixed maturities, held to maturity	(59,637,406)	(80,315,578)
Purchases of fixed maturities, available for sale	(61,330,076)	(73,023,551)
Purchases of equity securities, available for sale	(5,276,815)	(25,332,194)
Maturity of fixed maturities:
Held to maturity	28,714,632	23,650,172
Available for sale	43,862,739	111,197,663
Sales of equity securities, available for sale	14,529,635	17,391,396
Net sales of property and equipment	28,289	935,029
Net purchases of short-term investments	(33,992,374)	(1,867,217)
Net cash used in investing activities	(73,101,376)	(27,364,280)
Cash Flows from Financing Activities:
Cash dividends paid	(10,007,375)	(9,281,930)
Issuance of common stock	12,220,689	12,380,741
Payments on lines of credit	—	(50,000,000)
Net cash provided by (used in) financing activities	2,213,314	(46,901,189)
Net decrease in cash	(35,898,658)	(15,089,498)
Cash at beginning of period	57,709,375	103,094,236
Cash at end of period	$21,810,717	$88,004,738
Cash paid during period - Interest	$307,747	$659,222
Net cash paid during period - Taxes	$4,500,000	$5,400,000

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

At June 30, 2022, we had three segments: our investment function, our commercial lines of insurance and our personal lines of insurance. The commercial lines products of our insurance subsidiaries consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies. The personal lines products of our insurance subsidiaries consist primarily of homeowners and private passenger automobile policies.

At June 30, 2022, Donegal Mutual held approximately 41% of our outstanding Class A common stock and approximately 84% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 70% of the total voting power of our common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to a pooling agreement and other intercompany agreements and transactions. While each company maintains its separate corporate existence, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

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

Our financial information for the interim periods included in this Form 10-Q Report is unaudited; however, our financial information we include in this Form 10-Q Report reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of our management, are necessary for a fair presentation of our financial position, results of operations and cash flows for those interim periods. Our results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results of operations we expect for the year ending December 31, 2022.

We recommend you read the interim financial statements we include in this Form 10-Q Report in conjunction with the financial statements and the notes to our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

3 -	(Loss) Earnings Per Share

We have two classes of common stock, which we refer to as our Class A common stock and our Class B common stock. Our certificate of incorporation provides that whenever our board of directors declares a dividend on our Class B common stock, our board of directors shall simultaneously declare a dividend on our Class A common stock that is payable to the holders of our Class A common stock at the same time and as of the same record date at a rate that is at least 10% greater than the rate at which our board of directors declared a dividend on our Class B common stock. Accordingly, we use the two-class method to compute our (loss) earnings per common share. The two-class method is an earnings allocation formula that determines (loss) earnings per share separately for each class of common stock based on dividends we have declared and an allocation of our remaining undistributed (loss) earnings using a participation percentage that reflects the dividend rights of each class. The table below presents for the periods indicated a reconciliation of the numerators and denominators we used to compute basic and diluted net (loss) income per share for our Class A common stock and our Class B common stock:

	Three Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic (loss) earnings per share:
Numerator:
Allocation of net (loss) income	$(6,866)	$(1,342)	$13,482	$2,682
Denominator:
Weighted-average shares outstanding	26,070	5,577	25,342	5,577
Basic (loss) earnings per share	$(0.26)	$(0.24)	$0.53	$0.48
Diluted (loss) earnings per share:
Numerator:
Allocation of net (loss) income	$(6,866)	$(1,342)	$13,482	$2,682
Denominator:
Number of shares used in basic computation	26,070	5,577	25,342	5,577
Weighted-average shares effect of dilutive securities:
Director and employee stock options	—	—	252	—
Number of shares used in diluted computation	26,070	5,577	25,594	5,577
Diluted (loss) earnings per share	$(0.26)	$(0.24)	$0.53	$0.48

Index
	Six Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic earnings per share:
Numerator:
Allocation of net income	$4,140	$797	$22,223	$4,471
Denominator:
Weighted-average shares outstanding	25,929	5,577	25,057	5,577
Basic earnings per share	$0.16	$0.14	$0.89	$0.80
Diluted earnings per share:
Numerator:
Allocation of net income	$4,140	$797	$22,223	$4,471
Denominator:
Number of shares used in basic computation	25,929	5,577	25,057	5,577
Weighted-average shares effect of dilutive securities:
Director and employee stock options	123	—	190	—
Number of shares used in diluted computation	26,052	5,577	25,247	5,577
Diluted earnings per share	$0.16	$0.14	$0.88	$0.80

We did not include outstanding options to purchase the following number of shares of Class A common stock in our computation of diluted earnings per share because the exercise price of the options exceeded the average market price of our Class A common stock during the applicable periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Number of options to purchase Class A shares excluded	—	4,952,276	731,600	4,952,276

We did not include any effect of dilutive securities in the computation of diluted (loss) earnings per share for the three months ended June 30, 2022 because we sustained a net loss for the period.

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

Index
5 -	Investments

The amortized cost and estimated fair values of our fixed maturities at June 30, 2022 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$101,072	$5	$6,817	$94,260
Obligations of states and political subdivisions	396,933	2,961	46,936	352,958
Corporate securities	188,541	95	14,816	173,820
Mortgage-backed securities	13,789	—	210	13,579
Totals	$700,335	$3,061	$68,779	$634,617

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$37,004	$—	$3,330	$33,674
Obligations of states and political subdivisions	55,677	95	4,498	51,274
Corporate securities	219,666	175	10,365	209,476
Mortgage-backed securities	227,130	23	14,531	212,622
Totals	$539,477	$293	$32,724	$507,046

At June 30, 2022, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $262.0 million and an amortized cost of $295.1 million. Our holdings at June 30, 2022 also included special revenue bonds with an aggregate fair value of $142.2 million and an amortized cost of $157.5 million. With respect to both categories of those bonds at June 30, 2022, we held no securities of any issuer that comprised more than 10% of our holdings of either bond category. Education bonds and water and sewer utility bonds represented 46% and 37%, respectively, of our total investments in special revenue bonds based on the carrying values of these investments at June 30, 2022. Many of the issuers of the special revenue bonds we held at June 30, 2022 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held at June 30, 2022 are similar to general obligation bonds.

Index
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

At December 31, 2021, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $284.9 million and an amortized cost of $272.7 million. Our holdings also included special revenue bonds with an aggregate fair value of $160.8 million and an amortized cost of $154.2 million. With respect to both categories of bonds, we held no securities of any issuer that comprised more than 10% of that category at December 31, 2021. Education bonds and water and sewer utility bonds represented 48% and 35%, respectively, of our total investments in special revenue bonds based on their carrying values at December 31, 2021. Many of the issuers of the special revenue bonds we held at December 31, 2021 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held at December 31,2021 are similar to general obligation bonds.

Index
We have segregated within accumulated other comprehensive (loss) income the net unrealized losses of $15.1 million arising prior to the November 30, 2013 reclassification date for fixed maturities reclassified from available for sale to held to maturity. We are amortizing this balance over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same fixed maturities. We recorded amortization of $ 298,291 and $556,553 in other comprehensive loss during the six months ended June 30, 2022 and 2021, respectively. At June 30, 2022 and December 31, 2021, net unrealized losses of $ 4.9 million and $5.2 million, respectively, remained within accumulated other comprehensive (loss) income.

We show below the amortized cost and estimated fair value of our fixed maturities at June 30, 2022 by contractual maturity. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity
Due in one year or less	$45,820	$46,701
Due after one year through five years	84,198	83,346
Due after five years through ten years	237,451	217,914
Due after ten years	319,077	273,077
Mortgage-backed securities	13,789	13,579
Total held to maturity	$700,335	$634,617

Available for sale
Due in one year or less	$22,726	$22,718
Due after one year through five years	150,825	144,006
Due after five years through ten years	107,916	100,391
Due after ten years	30,880	27,309
Mortgage-backed securities	227,130	212,622
Total available for sale	$539,477	$507,046

The cost and estimated fair values of our equity securities at June 30, 2022 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value
	(in thousands)
Equity securities	$35,305	$10,968	$1,012	$45,261

The cost and estimated fair values of our equity securities at December 31, 2021 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value
	(in thousands)
Equity securities	$43,263	$20,413	$256	$63,420

Index
We present below gross gains and losses from investments and the change in the difference between fair value and cost of investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Gross realized gains:
Fixed maturities	$438	$479	$672	$524
Equity securities	—	553	843	626
Real estate	—	—	477	—
	438	1,032	1,992	1,150
Gross realized losses:
Fixed maturities	31	—	100	74
Equity securities	—	354	824	354
	31	354	924	428
Net realized gains	407	678	1,068	722
Gross unrealized gains on equity securities	—	3,563	6	6,102
Gross unrealized losses on equity securities	(8,784)	—	(9,527)	(114)
Net investment (losses) gains	$(8,377)	$4,241	$(8,453)	$6,710

We held fixed maturities with unrealized losses representing declines that we considered temporary at June 30, 2022 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$90,365	$5,082	$33,226	$5,065
Obligations of states and political subdivisions	280,663	44,718	28,139	6,716
Corporate securities	306,511	20,417	31,213	4,764
Mortgage-backed securities	178,211	8,731	44,199	6,010
Totals	$855,750	$78,948	$136,777	$22,555

We held fixed maturities with unrealized losses representing declines that we considered temporary at December 31, 2021 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$27,691	$412	$28,426	$1,064
Obligations of states and political subdivisions	56,655	899	7,091	132
Corporate securities	92,737	1,610	1,463	37
Mortgage-backed securities	90,006	1,128	2,361	82
Totals	$267,089	$4,049	$39,341	$1,315

We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we measure investments at fair value, and we recognize changes in fair value in our results of operations. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize the impairment loss in our results of operations. If we determine it is more likely than

Index
not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred with respect to that security. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, issuer or geographic events that have negatively impacted the value of a security and rating agency downgrades. We held 827 debt securities that were in an unrealized loss position at June 30, 2022. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary.

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

Financial data by segment for the three and six months ended June 30, 2022 and 2021 is as follows:

Index
	Three Months Ended June 30,
	2022	2021
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$126,854	$115,300
Personal lines	77,274	77,189
GAAP premiums earned	204,128	192,489
Net investment income	8,204	7,652
Investment (losses) gains	(8,377)	4,241
Other	356	764
Total revenues	$204,311	$205,146
(Loss) income before income tax (benefit) expense:
Underwriting (loss) income:
Commercial lines	$(4,848)	$1,767
Personal lines	(8,170)	547
SAP underwriting (loss) income	(13,018)	2,314
GAAP adjustments	2,842	5,256
GAAP underwriting (loss) income	(10,176)	7,570
Net investment income	8,204	7,652
Investment (losses) gains	(8,377)	4,241
Other	(230)	234
(Loss) income before income tax (benefit) expense	$(10,579)	$19,697

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$251,183	$224,525
Personal lines	152,194	155,215
GAAP premiums earned	403,377	379,740
Net investment income	16,063	15,163
Investment (losses) gains	(8,453)	6,710
Other	951	1,503
Total revenues	$411,938	$403,116
Income before income tax expense:
Underwriting (loss) income:
Commercial lines	$(4,773)	$(6,475)
Personal lines	(3,528)	5,584
SAP underwriting loss	(8,301)	(891)
GAAP adjustments	6,554	11,238
GAAP underwriting (loss) income	(1,747)	10,347
Net investment income	16,063	15,163
Investment (losses) gains	(8,453)	6,710
Other	(216)	228
Income before income tax expense	$5,647	$32,448

Index
7 -	Borrowings

Lines of Credit

In August 2020, we entered into a credit agreement with Manufacturers and Traders Trust Company (“M&T”) that related to a $20.0 million unsecured demand line of credit. The line of credit has no expiration date, no annual fees and no covenants. At June 30, 2022, we had no outstanding borrowings from M&T and had the ability to borrow up to $20.0 million at interest rates equal to the then-current LIBOR rate plus 2.00%.

Index
Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. Atlantic States has a fixed-rate cash advance of $35.0 million that was outstanding at June 30, 2022. The cash advance carries a fixed interest rate of 1.74% and is due in August 2024. In March 2020, Atlantic States issued $50.0 million of debt to the FHLB of Pittsburgh in exchange for a cash advance in the same amount that carried a fixed interest rate of 0.83%. Atlantic States obtained this contingent liquidity funding in light of uncertainty surrounding the economic impact of the COVID-19 pandemic. Atlantic States repaid this advance when it became due in March 2021. The table below presents the amount of FHLB of Pittsburgh stock Atlantic States purchased, collateral pledged and assets related to Atlantic States’ membership in the FHLB of Pittsburgh at June 30, 2022.

FHLB of Pittsburgh stock purchased and owned	$1,573,300
Collateral pledged, at par (carrying value $46,850,969)	49,384,840
Borrowing capacity currently available	9,116,560

8 -	Share–Based Compensation

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

We recorded compensation expense related to our stock compensation plans of $241,645 and $304,373 for the three months ended June 30, 2022 and 2021, respectively, with a corresponding income tax benefit of $50,745 and $63,918, respectively. We recorded compensation expense related to our stock compensation plans of $485,785 and $597,168 for the six months ended June 30, 2022 and 2021, respectively, with a corresponding income tax benefit of $102,015 and $125,405, respectively. At June 30, 2022, we had $959,909 of unrecognized compensation expense related to nonvested share-based compensation granted under our stock compensation plans that we expect to recognize over a weighted average period of approximately 1.7 years.

We received cash from option exercises under all stock compensation plans during the three months ended June 30, 2022 and 2021 of $ 11.2 million and $7.0 million, respectively. We received cash from option exercises under all stock compensation plans during the six months ended June 30, 2022 and 2021 of $11.3 million and $11.4 million, respectively. We realized actual tax benefits for the tax deductions related to those option exercises of $ 264,659 and $271,979 for the three months ended June 30, 2022 and 2021, respectively. We realized actual tax benefits for the tax deductions related to those option exercises of $264,812 and $421,135 for the six months ended June 30, 2022 and 2021, respectively.

Index
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

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. We generally obtain two prices per security. These pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to verify that the estimates we obtain from the pricing services are representative of fair values based upon our investment personnel’s general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and the pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security types and recent trading activity. Our investment personnel periodically review documentation with respect to the pricing services’ pricing methodology that they obtain to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At June 30, 2022, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at June 30, 2022, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

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

Index
We evaluate our assets and liabilities to determine the appropriate level at which to classify them for each reporting period.

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at June 30, 2022:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$33,674	$—	$33,674	$—
Obligations of states and political subdivisions	51,274	—	51,274	—
Corporate securities	209,476	—	209,476	—
Mortgage-backed securities	212,622	—	212,622	—
Equity securities	45,261	42,977	2,284	—
Total investments in the fair value hierarchy	$552,307	$42,977	$509,330	$—

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

At June 30, 2022 and December 31, 2021, respectively, we had no material unrecognized tax benefits or accrued interest and penalties. Tax years 2016 through 2021 remained open for examination at June 30, 2022. We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of our tax assets. We established a valuation allowance of $7.9 million for our net state operating loss carryforward. We have determined that we are not required to establish a valuation allowance for our other deferred tax assets of $36.5 million and $28.1 million at June 30, 2022 and December 31, 2021, respectively, because it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income and the implementation of tax planning strategies.

Index
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

We summarize activity in our insurance subsidiaries’ liabilities for losses and loss expenses as follows:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Balance at January 1	$1,077,620	$962,007
Less reinsurance recoverable	(451,261)	(404,818)
Net balance at January 1	626,359	557,189
Incurred related to:
Current year	283,906	254,740
Prior years	(24,415)	(21,564)
Total incurred	259,491	233,176
Paid related to:
Current year	112,253	98,966
Prior years	130,441	111,300
Total paid	242,694	210,266
Net balance at end of period	643,156	580,099
Plus reinsurance recoverable	440,198	418,559
Balance at end of period	$1,083,354	$998,658

Our insurance subsidiaries recognized a decrease in their liabilities for losses and loss expenses of prior years of $ 24.4 million and $21.6 million for the six months ended June 30, 2022 and 2021, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy or claims management personnel, and they have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those years. The 2022 development represented 3.9% of the December 31, 2021 net carried reserves and resulted primarily from lower-than-expected loss emergence or severity in nearly all lines of business. The majority of the 2022 development related to decreases in the liabilities for losses and loss expenses of prior years for Atlantic States and MICO. The 2021 development represented 3.9% of the December 31, 2020 net carried reserves and resulted primarily from lower-than-expected loss emergence or severity in nearly all lines of business. The majority of the 2021 development related to decreases in the liabilities for losses and loss expenses of prior years for Atlantic States and MICO.

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

Our insurance subsidiaries determine incurred but not reported (“IBNR”) reserves by subtracting the cumulative loss and loss expense amounts our insurance subsidiaries have paid and the case reserves our insurance subsidiaries have established at the balance sheet date from their actuaries’ estimate of the ultimate cost of losses and loss expenses. Accordingly, the IBNR reserves of our insurance subsidiaries include their actuaries’ projections of the cost of unreported claims as well as their actuaries’ projected development of case reserves on known claims and reopened claims. Our insurance subsidiaries’ methodology for estimating IBNR reserves has been in place for many years, and their actuaries made no significant changes to that methodology during the six months ended June 30, 2022.

Index
The actuaries for our insurance subsidiaries generally prepare an initial estimate for ultimate losses and loss expenses for the current accident year by multiplying earned premium by an ‘‘a priori,’’ or expected, loss ratio for each line of business our insurance subsidiaries write. Expected loss ratios represent the actuaries’ expectation of losses at the time our insurance subsidiaries price and write their policies and before the emergence of any actual claims experience. The actuaries determine an expected loss ratio by analyzing historical experience and adjusting for loss cost trends, loss frequency and severity trends, premium rate level changes, reported and paid loss emergence patterns and other known or observed factors.

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

In September 2016, the FASB issued guidance that amends previous guidance on the impairment of financial instruments by adding an impairment model that requires an entity to recognize expected credit losses as an allowance rather than impairments as credit losses are incurred. The intent of this guidance is to reduce complexity and result in a more timely recognition of expected credit losses. In November 2019, the FASB issued guidance that delays the effective date for “smaller reporting companies,” as defined in Item 10(f)(1) of Regulation S-K, to annual and interim reporting periods beginning after December 15, 2022 from December 15, 2019. We are a smaller reporting company and are in the process of evaluating our investment portfolio, reinsurance receivable and premiums receivable for the impact of the adoption of this guidance on our financial position, results of operations and cash flows.

Index
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

Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced an increase in claims severity and a lengthening of the claim settlement periods on bodily injury claims during the past several years. In addition, the COVID-19 pandemic and related government mandates and restrictions resulted in various changes from historical claims reporting and settlement trends during 2020 and resulted in significant increases in loss costs in 2021 and 2022 due to a number of factors, including supply chain disruption, higher used automobile values, lengthening of repair completion times, increases in the cost of replacement automobile parts and rising labor rates. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements. Related uncertainties regarding future trends include social inflation, availability and cost of building materials, availability of skilled labor, the rate of plaintiff attorney involvement in claims and the cost of medical technologies and procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items.  To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at June 30, 2022. For every 1% change in our insurance subsidiaries’ loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $6.4 million.

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

Index
Our insurance subsidiaries’ liabilities for losses and loss expenses by major line of business at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Commercial lines:
Automobile	$174,047	$172,302
Workers’ compensation	118,869	122,398
Commercial multi-peril	179,236	168,445
Other	24,024	18,530
Total commercial lines	496,176	481,675
Personal lines:
Automobile	108,467	109,915
Homeowners	30,806	26,169
Other	7,707	8,600
Total personal lines	146,980	144,684
Total commercial and personal lines	643,156	626,359
Plus reinsurance recoverable	440,198	451,261
Total liabilities for losses and loss expenses	$1,083,354	$1,077,620

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

Percentage Change in Loss and Loss Expense Reserves Net of Reinsurance	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at June 30, 2022	Percentage Change in Stockholders’ Equity at June 30, 2022(1)	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2021	Percentage Change in Stockholders’ Equity at December 31, 2021(1)
(dollars in thousands)
(10.0)%	$578,840	9.9%	$563,723	9.3%
(7.5)	594,919	7.5	579,382	7.0
(5.0)	610,998	5.0	595,041	4.7
(2.5)	627,077	2.5	610,700	2.3
Base	643,156	—	626,359	—
2.5	659,235	(2.5)	642,018	(2.3)
5.0	675,314	(5.0)	657,677	(4.7)
7.5	691,393	(7.5)	673,336	(7.0)
10.0	707,472	(9.9)	688,995	(9.3)

(1)	Net of income tax effect.

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

Index
The following table provides a reconciliation of our net premiums earned to our net premiums written for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Net premiums earned	$204,128	$192,489	$403,377	$379,740
Change in net unearned premiums	14,318	17,116	33,511	45,727
Net premiums written	$218,446	$209,605	$436,888	$425,467

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

Index
Combined Ratios

The following table presents comparative details with respect to our GAAP and statutory combined ratios for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
GAAP Combined Ratios (Total Lines)
Loss ratio (non-weather)	59.8%	53.1%	57.5%	56.5%
Loss ratio (weather-related)	9.6	6.1	6.8	4.9
Expense ratio	35.0	36.0	35.4	35.1
Dividend ratio	0.6	0.9	0.7	0.8
Combined ratio	105.0%	96.1%	100.4%	97.3%

Statutory Combined Ratios
Commercial lines:
Automobile	100.1%	105.5%	94.7%	103.9%
Workers’ compensation	78.7	84.0	87.8	89.3
Commercial multi-peril	119.5	94.5	109.8	100.8
Other	87.1	77.2	79.9	68.8
Total commercial lines	101.6	94.3	97.6	96.6
Personal lines:
Automobile	104.0	91.1	98.9	92.2
Homeowners	123.5	110.1	115.9	102.4
Other	51.3	74.5	47.6	75.7
Total personal lines	107.5	96.9	101.2	94.7
Total commercial and personal lines	103.8	95.4	99.0	95.9

Index
Results of Operations - Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the second quarter of 2022 were $204.1 million, an increase of $11.6 million, or 6.0%, compared to $192.5 million for the second quarter of 2021, primarily reflecting the inclusion of the business of the Mountain States Insurance Group in the underwriting pool beginning with policies effective in 2021, as well as solid premium retention and renewal premium increases.

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the second quarter of 2022 were $218.4 million, an increase of $8.8 million, or 4.2%, from the $209.6 million of net premiums written for the second quarter of 2021. Commercial lines net premiums written increased $5.5 million, or 4.3%, for the second quarter of 2022 compared to the second quarter of 2021. Personal lines net premiums written increased $3.3 million, or 4.1%, for the second quarter of 2022 compared to the second quarter of 2021. We attribute the increase in commercial lines and personal lines net premiums written primarily to modest new business growth, solid premium retention and renewal premium increases.

Investment Income. Our net investment income was $8.2 million for the second quarter of 2022, compared to $7.7 million for the second quarter of 2021. We attribute the increase primarily to an increase in average invested assets.

Net Investment (Losses) Gains. Net investment losses for the second quarter of 2022 were $8.4 million, compared to net investment gains of $4.2 million for the second quarter of 2021. The net investment losses and gains for the second quarter of 2022 and 2021, respectively, resulted primarily from the net change in unrealized gains and losses within our equity securities portfolio at June 30, 2022 and 2021, respectively. We did not recognize any impairment losses in our investment portfolio during the second quarter of 2022 or 2021.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, was 69.4% for the second quarter of 2022, an increase from our insurance subsidiaries’ loss ratio of 59.2% for the second quarter of 2021. We attribute this increase primarily to higher weather-related losses and reduced favorable prior year loss reserve development. Weather-related losses of $19.6 million, or 9.6 percentage points of the loss ratio, for the second quarter of 2022, increased from $11.7 million, or 6.1 percentage points of the loss ratio, for the second quarter of 2021. Weather-related loss activity for the second quarter of 2022 was higher than our previous five-year average of $17.1 million for second quarter weather-related losses. On a statutory basis, our insurance subsidiaries’ commercial lines loss ratio was 66.2% for the second quarter of 2022, compared to 56.4% for the second quarter of 2021, primarily due to an increase in the commercial multi-peril loss ratio. The personal lines statutory loss ratio of our insurance subsidiaries increased to 75.2% for the second quarter of 2022, compared to 63.9% for the second quarter of 2021. We attribute this increase primarily to an increase in homeowner weather-related losses. Our insurance subsidiaries experienced favorable loss reserve development for the second quarter of 2022 of approximately $7.9 million, or 3.9 percentage points of the loss ratio, compared to $13.4 million that decreased the loss ratio for the second quarter of 2021 by 6.9 percentage points. Our insurance subsidiaries experienced favorable development primarily relating to reserves for accident years 2021 and 2020 in the commercial automobile, personal automobile and workers’ compensation lines of business.

Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 35.0% for the second quarter of 2022, compared to 36.0% for the second quarter of 2021. The decrease in the expense ratio primarily reflected a decrease in our underwriting-based incentive costs for our agents and employees, offset partially by higher technology system-related expenses due to an increased allocation of costs from Donegal Mutual to our insurance subsidiaries related to our ongoing systems modernization project.

Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were 105.0% and 96.1% for the three months ended June 30, 2022 and 2021, respectively. We attribute the increase in the combined ratio primarily to an increase in the loss ratio for the second quarter of 2022 compared to the second quarter of 2021.

Index
Income Tax (Benefit) Expense. We recorded an income tax benefit of $2.4 million for the second quarter of 2022. We recorded income tax expense of $3.5 million for the second quarter of 2021, representing an effective tax rate of 17.9%. The income tax expense for the second quarter of 2022 and 2021 represented estimates based on our projected annual taxable income and effective tax rates.

Net (Loss) Income and (Loss) Income Per Share. Our net loss for the second quarter of 2022 was $8.2 million, or $.26 per share of Class A common stock and $.24 per share of Class B common stock, compared to net income of $16.2 million, or $.53 per share of Class A common stock on a diluted basis and $.48 per share of Class B common stock, for the second quarter of 2021. We had 26.6 million and 25.6 million Class A shares outstanding at June 30, 2022 and 2021, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.

Results of Operations - Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the first half of 2022 were $403.4 million, an increase of $23.7 million, or 6.2%, compared to $379.7 million for the first half of 2021, primarily reflecting the inclusion of the business of the Mountain States Insurance Group in the underwriting pool beginning with policies effective in 2021, as well as solid premium retention and renewal premium increases.

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the six months ended June 30, 2022 were $436.9 million, an increase of $11.4 million, or 2.7%, from the $425.5 million of net premiums written for the first half of 2021. Commercial lines net premiums written increased $7.9 million, or 2.9%, for the first half of 2022 compared to the first half of 2021. Personal lines net premiums written increased $3.5 million, or 2.3%, for the first half of 2022 compared to the first half of 2021. We attribute the increase in commercial lines and personal lines net premiums written primarily to modest new business growth, solid premium retention and renewal premium increases.

Investment Income. Our net investment income was $16.1 million for the first half of 2022, compared to $15.2 million for the first half of 2021. We attribute the increase primarily to an increase in average invested assets.

Net Investment (Losses) Gains. Net investment losses for the first half of 2022 were $8.5 million, compared to net investment gains of $6.7 million for the first half of 2021. The net investment losses and gains for the first half of 2022 and 2021, respectively, resulted primarily from the net change in unrealized gains and losses within our equity securities portfolio at June 30, 2022 and 2021, respectively. We did not recognize any impairment losses in our investment portfolio during the first half of 2022 or 2021.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, was 64.3% for the first half of 2022, an increase from our insurance subsidiaries’ loss ratio of 61.4% for the first half of 2021. We attribute this increase primarily to higher weather-related and fire losses. Weather-related losses of $27.5 million, or 6.8 percentage points of the loss ratio, for the first half of 2022, increased from $18.6 million, or 4.9 percentage points of the loss ratio, for the first half of 2021. Weather-related loss activity for the first half of 2022 was in line with our previous five-year average of $27.4 million for first half weather-related losses. On a statutory basis, our insurance subsidiaries’ commercial lines loss ratio was 61.6% for the first half of 2022, compared to 61.2% for the first half of 2021, primarily due to an increase in the commercial multi-peril loss ratio. The personal lines statutory loss ratio of our insurance subsidiaries increased to 69.2% for the first half of 2022, compared to 62.4% for the first half of 2021. We attribute this increase primarily to an increase in homeowner weather-related losses. Our insurance subsidiaries experienced favorable loss reserve development for the first half of 2022 of approximately $24.4 million, or 6.1 percentage points of the loss ratio, compared to $21.6 million that decreased the loss ratio for the first half of 2021 by 5.7 percentage points. Our insurance subsidiaries experienced favorable development in all major lines of business in the first half of 2022, with the majority of the impact relating to reserves for accident years 2021 and 2020 in the commercial automobile, personal automobile, commercial multi-peril and workers’ compensation lines of business.

Index
Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 35.4% for the first half of 2022, compared to 35.1% for the first half of 2021. The increase in the expense ratio primarily reflected higher technology system-related expenses due to an increased allocation of costs from Donegal Mutual to our insurance subsidiaries related to our ongoing systems modernization project.

Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were 100.4% and 97.3% for the six months ended June 30, 2022 and 2021, respectively. We attribute the increase in the combined ratio primarily to an increase in the loss ratio for the first half of 2022 compared to the first half of 2021.

Interest Expense. Our interest expense for the first half of 2022 was $392,758, compared to $529,616 for the first half of 2021. We attribute the decrease to lower average borrowings under our lines of credit during the first half of 2022 compared to the first half of 2021.

Income Tax Expense. We recorded income tax expense of $709,888 for the first half of 2022, representing an effective tax rate of 12.5%. We recorded income tax expense of $5.8 million for the first half of 2021, representing an effective tax rate of 17.7%. The income tax expense for the first half of 2022 and 2021 represented estimates based on our projected annual taxable income and effective tax rates.

Net Income and Income Per Share. Our net income for the first half of 2022 was $4.9 million, or $.16 per share of Class A common stock on a diluted basis and $.14 per share of Class B common stock, compared to net income of $26.7 million, or $.88 per share of Class A common stock on a diluted basis and $.80 per share of Class B common stock, for the first half of 2021. We had 26.6 million and 25.6 million Class A shares outstanding at June 30, 2022 and 2021, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as such obligations and needs arise. Our major sources of funds from operations are the net cash flows we generate from our insurance subsidiaries’ underwriting results, investment income and investment maturities.

Our operations have historically generated sufficient net positive cash flow to fund our commitments and add to our investment portfolio, thereby increasing future investment returns and enhancing our liquidity. The impact of the pooling agreement between Donegal Mutual and Atlantic States has historically been cash-flow positive because of the consistent underwriting profitability of the pool. Donegal Mutual and Atlantic States settle their respective obligations to each other under the pool monthly, thereby resulting in cash flows substantially similar to the cash flows that would result from each company writing the business directly. We have not experienced any unusual variations in the timing of claim payments associated with the loss reserves of our insurance subsidiaries. We maintain significant liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective, thereby providing an additional measure of liquidity to meet our obligations should an unexpected variation occur in the future. Our operating activities provided net cash flows in the first six months of 2022 and 2021 of $35.0 million and $59.2 million, respectively.

At June 30, 2022, we had no outstanding borrowings under our line of credit with M&T and had the ability to borrow up to $20.0 million at interest rates equal to the then-current LIBOR rate plus 2.00%. At June 30, 2022, Atlantic States had a $35.0 million outstanding advance with the FHLB of Pittsburgh that carries a fixed interest rate of 1.74%.

Index
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

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the SEC and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the six months ended June 30, 2022 or 2021. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through June 30, 2022.

On July 21, 2022, our board of directors declared quarterly cash dividends of 16.5 cents per share of our Class A common stock and 14.75 cents per share of our Class B common stock, payable on August 15, 2022 to our stockholders of record as of the close of business on August 1, 2022. We are not subject to any restrictions on our payment of dividends to our stockholders, although there are state law restrictions on the payment of dividends by our insurance subsidiaries to us.  Dividends from our insurance subsidiaries are our principal source of cash for payment of dividends to our stockholders. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk based capital (“RBC”) requirements that limit their ability to pay dividends to us. Our insurance subsidiaries’ statutory capital and surplus at December 31, 2021 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin.  Our insurance subsidiaries did not pay any dividends to us during the first six months of 2022. Amounts remaining available for distribution to us as dividends from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities in 2022 are $27.9 million from Atlantic States, $6.9 million from Southern, $4.8 million from Peninsula and $7.7 million from MICO, or a total of approximately $47.3 million.

At June 30, 2022, we had no material commitments for capital expenditures.

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

Index
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

 There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2021 through June 30, 2022.

Index
Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at June 30, 2022, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information we are required to disclose in the reports that we file or submit under the Exchange Act, and our disclosure controls and procedures were also effective to ensure that information we disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Index
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

Our business, results of operations and financial condition, and, therefore, the value of our Class A common stock and our Class B common stock, are subject to a number of risks. For a description of certain risks, we refer to “Risk Factors” in our 2021 Annual Report on Form 10-K that we filed with the SEC on March 7, 2022. There have been no material changes in the risk factors we disclosed in that Form 10-K Report during the six months ended June 30, 2022.

Index
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 April 1-30, 2022	Class A – None Class B – None	Class A – None Class B – None	Class A – None Class B – None

Month #2 May 1-31, 2022	Class A – 199,501 Class B – 54,231	Class A – $15.27 Class B – $14.25	Class A – 199,501 Class B – 54,231	(1)

Month #3 June 1-30, 2022	Class A – 167,576 Class B – None	Class A – $16.18 Class B – None	Class A – 167,576 Class B – None	(1)

Total	Class A – 367,077 Class B – 54,231	Class A – $15.68 Class B – $14.25	Class A – 367,077 Class B – 54,231

(1)
Donegal Mutual purchased these shares pursuant to its disclosure on April 29, 2022 that it will, at its discretion, purchase shares of our Class A common stock and Class B common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions.  Such disclosure did not stipulate a maximum number of shares that may be purchased under this program.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not Applicable.

Item 5.	Other Information.

None.

Index
Item 6.	Exhibits.

Exhibit No.	Description

10.1	Amendment to the Donegal Group Inc. 2021 Employee Stock Purchase Plan.	Filed herewith

Exhibit 31.1	Certification of Chief Executive Officer	Filed herewith

Exhibit 31.2	Certification of Chief Financial Officer	Filed herewith

Exhibit 32.1	Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Title 18 of the United States Code	Filed herewith

Exhibit 32.2	Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Title 18 of the United States Code	Filed herewith

Exhibit 101.INS	XBRL Instance Document	Filed herewith

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

Exhibit 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

Index
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONEGAL GROUP INC.

August 5, 2022	By:	/s/ Kevin G. Burke
Kevin G. Burke, President and Chief Executive Officer

August 5, 2022	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Executive Vice President and Chief Financial Officer