Form 10-Q
period 2022-09-30
DONEGAL GROUP INC
filed 2022-11-04
CIK 800457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,891,301 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on October 31, 2022.

DONEGAL GROUP INC.

Index
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Donegal Group Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost	$696,391,647	$668,104,568
Available for sale, at fair value	500,896,200	532,629,015
Equity securities, at fair value	46,775,667	63,419,973
Short-term investments, at cost, which approximates fair value	36,660,795	12,692,341
Total investments	1,280,724,309	1,276,845,897
Cash	26,661,329	57,709,375
Accrued investment income	9,823,949	8,214,971
Premiums receivable	181,744,555	168,862,580
Reinsurance receivable	451,846,555	455,411,009
Deferred policy acquisition costs	74,383,642	68,028,373
Deferred tax asset, net	22,690,132	6,685,619
Prepaid reinsurance premiums	165,713,125	176,935,842
Property and equipment, net	2,798,113	2,956,930
Accounts receivable - securities	3,825	2,252
Federal income taxes recoverable	9,441,203	5,290,938
Receivable from Michigan Catastrophic Claims Association	—	18,112,800
Due from affiliate	3,264,838	1,922,717
Goodwill	5,625,354	5,625,354
Other intangible assets	958,010	958,010
Other	1,172,770	1,612,732
Total assets	$2,236,851,709	$2,255,175,399
Liabilities and Stockholders’ Equity
Liabilities
Losses and loss expenses	$1,108,125,594	$1,077,620,301
Unearned premiums	595,353,323	572,958,422
Accrued expenses	4,310,945	4,028,659
Reinsurance balances payable	3,929,410	3,946,105
Borrowings under lines of credit	35,000,000	35,000,000
Cash dividends declared to stockholders	—	4,915,268
Cash refunds due to Michigan policyholders	—	18,112,800
Other	8,929,038	7,557,757
Total liabilities	1,755,648,310	1,724,139,312
Stockholders’ Equity
Preferred stock, $0.01 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $0.01 par value, authorized 50,000,000 shares, issued 29,839,927 and 28,756,203 shares and outstanding 26,837,339 and 25,753,615 shares	298,400	287,562
Class B common stock, $0.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	321,363,789	304,889,481
Accumulated other comprehensive (loss) income	(46,971,052)	3,283,551
Retained earnings	247,682,127	263,745,358
Treasury stock, at cost	(41,226,357)	(41,226,357)
Total stockholders’ equity	481,203,399	531,036,087
Total liabilities and stockholders’ equity	$2,236,851,709	$2,255,175,399

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc. and Subsidiaries
Consolidated Statements of Loss
(Unaudited)

	Three Months Ended September 30,
	2022	2021
Revenues:
Net premiums earned	$206,121,826	$196,234,626
Investment income, net of investment expenses	8,568,671	7,763,562
Net investment losses (includes $371,194 and $26,163 accumulated other comprehensive income reclassifications)	(2,357,634)	(1,570,476)
Lease income	91,679	107,977
Installment payment fees	413,706	570,492
Total revenues	212,838,248	203,106,181
Expenses:
Net losses and loss expenses	155,754,256	148,142,237
Amortization of deferred policy acquisition costs	35,513,000	31,778,000
Other underwriting expenses	33,411,529	30,101,717
Policyholder dividends	1,239,154	1,287,147
Interest	71,430	209,547
Other expenses, net	218,083	217,209
Total expenses	226,207,452	211,735,857
Loss before income tax benefit	(13,369,204)	(8,629,676)
Income tax benefit (includes $77,951 and $5,494 income tax expense from reclassification items)	(2,993,333)	(1,917,698)
Net loss	$(10,375,871)	$(6,711,978)
Loss per common share:
Class A common stock - basic and diluted	$(0.33)	$(0.22)
Class B common stock - basic and diluted	$(0.30)	$(0.20)

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,
	2022	2021
Net loss	$(10,375,871)	$(6,711,978)
Other comprehensive loss, net of tax
Unrealized loss on securities:
Unrealized holding loss during the period, net of income tax benefit of $4,572,428 and $432,664	(17,201,046)	(1,627,641)
Reclassification adjustment for gains included in net loss, net of income tax expense of $ 77,951 and $5,494	(293,243)	(20,669)
Other comprehensive loss	(17,494,289)	(1,648,310)
Comprehensive loss	$(27,870,160)	$(8,360,288)

See accompanying notes to consolidated financial statements.

Index

Donegal Group Inc. and Subsidiaries
Consolidated Statements of (Loss) Income
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Revenues:
Net premiums earned	$609,498,939	$575,974,891
Investment income, net of investment expenses	24,631,398	22,926,320
Net investment (losses) gains (includes $824,409 and $476,188 accumulated other comprehensive income reclassifications)	(10,810,594)	5,139,609
Lease income	294,529	323,782
Installment payment fees	1,161,842	1,857,420
Total revenues	624,776,114	606,222,022
Expenses:
Net losses and loss expenses	415,245,619	381,318,636
Amortization of deferred policy acquisition costs	104,867,000	95,060,000
Other underwriting expenses	106,753,031	100,113,444
Policyholder dividends	4,176,649	4,210,667
Interest	464,188	739,163
Other expenses, net	991,671	962,278
Total expenses	632,498,158	582,404,188
(Loss) income before income tax (benefit) expense	(7,722,044)	23,817,834
Income tax (benefit) expense (includes $173,126 and $99,999 income tax expense from reclassification items)	(2,283,445)	3,835,928
Net (loss) income	$(5,438,599)	$19,981,906
(Loss) earnings per common share:
Class A common stock - basic and diluted	$(0.17)	$0.66
Class B common stock - basic and diluted	$(0.16)	$0.59

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Net (loss) income	$(5,438,599)	$19,981,906
Other comprehensive loss, net of tax
Unrealized loss on securities:
Unrealized holding loss during the period, net of income tax benefit of $13,185,692 and $1,046,983	(49,603,320)	(3,929,262)
Reclassification adjustment for gains included in net income, net of income tax expense of $173,126 and $99,999	(651,283)	(376,189)
Other comprehensive loss	(50,254,603)	(4,305,451)
Comprehensive (loss) income	$(55,693,202)	$15,676,455

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)
Nine Months Ended September 30, 2022

	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2021	28,756,203	5,649,240	$287,562	$56,492	$304,889,481	$3,283,551	$263,745,358	$(41,226,357)	$531,036,087
Issuance of common stock (stock compensation plans)	33,407	—	335	—	423,665	—	—	—	424,000
Share-based compensation	900	—	9	—	256,451	—	—	—	256,460
Net income	—	—	—	—	—	—	13,145,029	—	13,145,029
Cash dividends declared	—	—	—	—	—	—	(5,490)	—	(5,490)
Grant of stock options	—	—	—	—	98,409	—	(98,409)	—	—
Other comprehensive loss	—	—	—	—	—	(20,590,225)	—	—	(20,590,225)
Balance, March 31, 2022	28,790,510	5,649,240	$287,906	$56,492	$305,668,006	$(17,306,674)	$276,786,488	$(41,226,357)	$524,265,861
Issuance of common stock (stock compensation plans)	54,743	—	547	—	736,349	—	—	—	736,896
Share-based compensation	775,898	—	7,759	—	11,476,429	—	—	—	11,484,188
Net loss	—	—	—	—	—	—	(8,207,757)	—	(8,207,757)
Cash dividends declared	—	—	—	—	—	—	(5,086,617)	—	(5,086,617)
Grant of stock options	—	—	—	—	59,216	—	(59,216)	—	—
Other comprehensive loss	—	—	—	—	—	(12,170,089)	—	—	(12,170,089)
Balance, June 30, 2022	29,621,151	5,649,240	$296,212	$56,492	$317,940,000	$(29,476,763)	$263,432,898	$(41,226,357)	$511,022,482
Issuance of common stock (stock compensation plans)	23,454	—	235	—	270,887	—	—	—	271,122
Share-based compensation	195,322	—	1,953	—	3,013,995	—	—	—	3,015,948
Net loss	—	—	—	—	—	—	(10,375,871)	—	(10,375,871)
Cash dividends declared	—	—	—	—	—	—	(5,235,993)	—	(5,235,993)
Grant of stock options	—	—	—	—	138,907	—	(138,907)	—	—
Other comprehensive loss	—	—	—	—	—	(17,494,289)	—	—	(17,494,289)
Balance, September 30, 2022	29,839,927	5,649,240	$298,400	$56,492	$321,363,789	$(46,971,052)	$247,682,127	$(41,226,357)	$481,203,399

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

Index
Donegal Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net (loss) income	$(5,438,599)	$19,981,906
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	3,747,654	4,492,720
Net investment losses (gains)	10,810,594	(5,139,609)
Changes in assets and liabilities:
Losses and loss expenses	30,505,293	88,155,724
Unearned premiums	22,394,901	61,442,456
Premiums receivable	(12,881,975)	(11,948,363)
Deferred acquisition costs	(6,355,269)	(11,239,809)
Deferred income taxes	(2,645,695)	900,430
Reinsurance receivable	3,564,454	(47,742,018)
Prepaid reinsurance premiums	11,222,717	(14,935,811)
Accrued investment income	(1,608,978)	(1,170,798)
Due from affiliate	(1,342,121)	(3,979,682)
Reinsurance balances payable	(16,695)	710,021
Current income taxes	(4,150,265)	(3,267,599)
Accrued expenses	282,286	(18,768,686)
Other, net	1,811,243	973,775
Net adjustments	55,338,144	38,482,751
Net cash provided by operating activities	49,899,545	58,464,657
Cash Flows from Investing Activities:
Purchases of fixed maturities, held to maturity	(68,902,605)	(106,290,824)
Purchases of fixed maturities, available for sale	(101,328,478)	(118,899,756)
Purchases of equity securities, available for sale	(12,488,733)	(25,354,790)
Maturity of fixed maturities:
Held to maturity	41,194,285	31,914,527
Available for sale	60,346,490	140,908,191
Sales of fixed maturities securities, available for sale	6,568,154	6,281,963
Sales of equity securities, available for sale	17,498,036	17,391,396
Net sales of property and equipment	28,289	934,297
Net (purchases) sales of short-term investments	(23,968,454)	16,206,434
Net cash used in investing activities	(81,053,016)	(36,908,562)
Cash Flows from Financing Activities:
Cash dividends paid	(15,243,368)	(14,184,118)
Issuance of common stock	15,348,793	13,438,245
Payment on subordinated debentures	—	(5,000,000)
Payments on lines of credit	—	(50,000,000)
Net cash provided by (used in) financing activities	105,425	(55,745,873)
Net decrease in cash	(31,048,046)	(34,189,778)
Cash at beginning of period	57,709,375	103,094,236
Cash at end of period	$26,661,329	$68,904,458

Cash paid during period - Interest	$464,188	$993,769
Net cash paid during period - Taxes	$4,500,000	$6,200,000

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

At September 30, 2022, we had three segments: our investment function, our commercial lines of insurance and our personal lines of insurance. The commercial lines products of our insurance subsidiaries consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies. The personal lines products of our insurance subsidiaries consist primarily of homeowners and private passenger automobile policies.

At September 30, 2022, Donegal Mutual held approximately 42% of our outstanding Class A common stock and approximately 84% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 71% of the total voting power of our common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to a pooling agreement and other intercompany agreements and transactions. While each company maintains its separate corporate existence, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

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

Our financial information for the interim periods included in this Form 10-Q Report is unaudited; however, our financial information we include in this Form 10-Q Report reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of our management, are necessary for a fair presentation of our financial position, results of operations and cash flows for those interim periods. Our results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results of operations we expect for the year ending December 31, 2022.

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

	Three Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic loss per share:
Numerator:
Allocation of net loss	$(8,714)	$(1,662)	$(5,592)	$(1,120)
Denominator:
Weighted-average shares outstanding	26,781	5,577	25,676	5,577
Basic loss per share	$(0.33)	$(0.30)	$(0.22)	$(0.20)
Diluted loss per share:
Numerator:
Allocation of net loss	$(8,714)	$(1,662)	$(5,592)	$(1,120)
Denominator:
Number of shares used in basic computation	26,781	5,577	25,676	5,577
Weighted-average shares effect of dilutive securities:
Director and employee stock options	—	—	—	—
Number of shares used in diluted computation	26,781	5,577	25,676	5,577
Diluted loss per share	$(0.33)	$(0.30)	$(0.22)	$(0.20)

Index
	Nine Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic (loss) earnings per share:
Numerator:
Allocation of net (loss) income	$(4,529)	$(910)	$16,682	$3,300
Denominator:
Weighted-average shares outstanding	26,216	5,577	25,265	5,577
Basic (loss) earnings per share	$(0.17)	$(0.16)	$0.66	$0.59
Diluted (loss) earnings per share:
Numerator:
Allocation of net (loss) income	$(4,529)	$(910)	$16,682	$3,300
Denominator:
Number of shares used in basic computation	26,216	5,577	25,265	5,577
Weighted-average shares effect of dilutive securities:
Director and employee stock options	—	—	179	—
Number of shares used in diluted computation	26,216	5,577	25,444	5,577
Diluted (loss) earnings per share	$(0.17)	$(0.16)	$0.66	$0.59

We did not include outstanding options to purchase the following number of shares of Class A common stock in our computation of diluted earnings per share because the exercise price of the options exceeded the average market price of our Class A common stock during the applicable periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Number of options to purchase Class A shares excluded	—	—	—	4,839,910

We did not include any effect of dilutive securities in the computation of diluted (loss) earnings per share for the three and nine months ended September 30, 2022 because we sustained a net loss for these periods.

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

5 -	Investments

The amortized cost and estimated fair values of our fixed maturities at September 30, 2022 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$103,894	$—	$11,082	$92,812
Obligations of states and political subdivisions	389,864	1,138	71,368	319,634
Corporate securities	189,799	—	23,743	166,056
Mortgage-backed securities	12,835	—	748	12,087
Totals	$696,392	$1,138	$106,941	$590,589

Index
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$48,343	$—	$5,455	$42,888
Obligations of states and political subdivisions	50,777	28	6,929	43,876
Corporate securities	227,827	5	16,820	211,012
Mortgage-backed securities	228,642	—	25,522	203,120
Totals	$555,589	$33	$54,726	$500,896

At September 30, 2022, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $234.3 million and an amortized cost of $286.8 million. Our holdings at September 30, 2022 also included special revenue bonds with an aggregate fair value of $129.2 million and an amortized cost of $153.8 million. With respect to both categories of those bonds at September 30, 2022, we held no securities of any issuer that comprised more than 10% of our holdings of either bond category. Education bonds and water and sewer utility bonds represented 47% and 37%, respectively, of our total investments in special revenue bonds based on the carrying values of these investments at September 30, 2022. Many of the issuers of the special revenue bonds we held at September 30, 2022 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held at September 30, 2022 are similar to general obligation bonds.

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

Index
We have segregated within accumulated other comprehensive (loss) income the net unrealized losses of $15.1 million arising prior to the November 30, 2013 reclassification date for fixed maturities reclassified from available for sale to held to maturity. We are amortizing this balance over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same fixed maturities. We recorded amortization of $ 415,153 and $738,815 in other comprehensive loss during the nine months ended September 30, 2022 and 2021, respectively. At September 30, 2022 and December 31, 2021, net unrealized losses of $4.8 million and $5.2 million, respectively, remained within accumulated other comprehensive (loss) income.

We show below the amortized cost and estimated fair value of our fixed maturities at September 30, 2022 by contractual maturity. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity
Due in one year or less	$35,415	$35,679
Due after one year through five years	84,141	80,782
Due after five years through ten years	243,912	211,985
Due after ten years	320,089	250,056
Mortgage-backed securities	12,835	12,087
Total held to maturity	$696,392	$590,589

Available for sale
Due in one year or less	$17,077	$16,946
Due after one year through five years	166,510	155,243
Due after five years through ten years	112,426	100,226
Due after ten years	30,934	25,361
Mortgage-backed securities	228,642	203,120
Total available for sale	$555,589	$500,896

The cost and estimated fair values of our equity securities at September 30, 2022 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value
	(in thousands)
Equity securities	$39,581	$9,084	$1,889	$46,776

The cost and estimated fair values of our equity securities at December 31, 2021 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value
	(in thousands)
Equity securities	$43,263	$20,413	$256	$63,420

Index
We present below gross gains and losses from investments and the change in the difference between fair value and cost of investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Gross realized gains:
Fixed maturities	$326	$86	$998	$610
Equity securities	400	—	1,243	626
Real estate	—	—	477	—
	726	86	2,718	1,236
Gross realized losses:
Fixed maturities	73	82	173	156
Equity securities	249	—	1,073	354
	322	82	1,246	510
Net realized gains	404	4	1,472	726
Gross unrealized gains on equity securities	117	—	123	4,662
Gross unrealized losses on equity securities	(2,879)	(1,574)	(12,406)	(248)
Net investment (losses) gains	$(2,358)	$(1,570)	$(10,811)	$5,140

We held fixed maturities with unrealized losses representing declines that we considered temporary at September 30, 2022 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$95,235	$7,142	$40,464	$9,395
Obligations of states and political subdivisions	282,073	62,899	42,755	15,398
Corporate securities	328,432	30,756	46,631	9,807
Mortgage-backed securities	159,877	15,675	55,330	10,595
Totals	$865,617	$116,472	$185,180	$45,195

We held fixed maturities with unrealized losses representing declines that we considered temporary at December 31, 2021 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$27,691	$412	$28,426	$1,064
Obligations of states and political subdivisions	56,655	899	7,091	132
Corporate securities	92,737	1,610	1,463	37
Mortgage-backed securities	90,006	1,128	2,361	82
Totals	$267,089	$4,049	$39,341	$1,315

Index
We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we measure investments at fair value, and we recognize changes in fair value in our results of operations. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize the impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred with respect to that security. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, issuer or geographic events that have negatively impacted the value of a security and rating agency downgrades. We held 919 debt securities that were in an unrealized loss position at September 30, 2022. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary.

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

Index
Financial data by segment for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30,
	2022	2021
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$127,497	$119,709
Personal lines	78,625	76,526
GAAP premiums earned	206,122	196,235
Net investment income	8,569	7,764
Investment losses	(2,358)	(1,570)
Other	505	677
Total revenues	$212,838	$203,106
Loss before income tax benefit:
Underwriting loss:
Commercial lines	$(12,100)	$(10,962)
Personal lines	(9,126)	(4,976)
SAP underwriting loss	(21,226)	(15,938)
GAAP adjustments	1,430	864
GAAP underwriting loss	(19,796)	(15,074)
Net investment income	8,569	7,764
Investment losses	(2,358)	(1,570)
Other	216	250
Loss before income tax benefit	$(13,369)	$(8,630)

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$378,680	$344,234
Personal lines	230,819	231,741
GAAP premiums earned	609,499	575,975
Net investment income	24,631	22,926
Investment (losses) gains	(10,811)	5,140
Other	1,457	2,181
Total revenues	$624,776	$606,222
(Loss) income before income tax (benefit) expense:
Underwriting (loss) income:
Commercial lines	$(16,873)	$(17,437)
Personal lines	(12,654)	608
SAP underwriting loss	(29,527)	(16,829)
GAAP adjustments	7,984	12,101
GAAP underwriting loss	(21,543)	(4,728)
Net investment income	24,631	22,926
Investment (losses) gains	(10,811)	5,140
Other	1	480
(Loss) income before income tax (benefit) expense	$(7,722)	$23,818

Index
7 -	Borrowings

Lines of Credit

In August 2020, we entered into a credit agreement with Manufacturers and Traders Trust Company (“M&T”) that related to a $20.0 million unsecured demand line of credit. The line of credit has no expiration date, no annual fees and no covenants. At September 30, 2022, we had no outstanding borrowings from M&T and had the ability to borrow up to $20.0 million at interest rates equal to the then-current LIBOR rate plus 2.00%.

Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. Atlantic States has a fixed-rate cash advance of $35.0 million that was outstanding at September 30, 2022. The cash advance carries a fixed interest rate of 1.74% and is due in August 2024. In March 2020, Atlantic States issued $50.0 million of debt to the FHLB of Pittsburgh in exchange for a cash advance in the same amount that carried a fixed interest rate of 0.83%. Atlantic States obtained this contingent liquidity funding in light of uncertainty surrounding the economic impact of the COVID-19 pandemic. Atlantic States repaid this advance when it became due in March 2021. The table below presents the amount of FHLB of Pittsburgh stock Atlantic States purchased, collateral pledged and assets related to Atlantic States’ membership in the FHLB of Pittsburgh at September 30, 2022.

FHLB of Pittsburgh stock purchased and owned	$1,573,300
Collateral pledged, at par (carrying value $43,360,439)	47,762,273
Borrowing capacity currently available	5,322,661

8 -	Share–Based Compensation

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

We recorded compensation expense related to our stock compensation plans of $158,966 and $181,595 for the three months ended September 30, 2022 and 2021, respectively, with a corresponding income tax benefit of $33,383 and $38,135, respectively. We recorded compensation expense related to our stock compensation plans of $644,751 and $778,763 for the nine months ended September 30, 2022 and 2021, respectively, with a corresponding income tax benefit of $135,398 and $163,540, respectively. At September 30, 2022, we had $801,846 of unrecognized compensation expense related to nonvested share-based compensation granted under our stock compensation plans that we expect to recognize over a weighted average period of approximately 1.5 years.

We received cash from option exercises under all stock compensation plans during the three months ended September 30, 2022 and 2021 of $ 2.9 million and $764,956, respectively. We received cash from option exercises under all stock compensation plans during the nine months ended September 30, 2022 and 2021 of $14.1 million and $12.2 million, respectively. We realized actual tax benefits for the tax deductions related to those option exercises of $ 65,030 and $16,655 for the three months ended September 30, 2022 and 2021, respectively. We realized actual tax benefits for the tax deductions related to those option exercises of $329,842 and $437,790 for the nine months ended September 30, 2022 and 2021, respectively.

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

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. We generally obtain two prices per security. These pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to verify that the estimates we obtain from the pricing services are representative of fair values based upon our investment personnel’s general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and the pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security types and recent trading activity. Our investment personnel periodically review documentation with respect to the pricing services’ pricing methodology that they obtain to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At September 30, 2022, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at September 30, 2022, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

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

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at September 30, 2022:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$42,888	$—	$42,888	$—
Obligations of states and political subdivisions	43,876	—	43,876	—
Corporate securities	211,012	—	211,012	—
Mortgage-backed securities	203,120	—	203,120	—
Equity securities	46,776	44,492	2,284	—
Total investments in the fair value hierarchy	$547,672	$44,492	$503,180	$—

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

At September 30, 2022 and December 31, 2021, respectively, we had no material unrecognized tax benefits or accrued interest and penalties. Tax years 2016 through 2021 remained open for examination at September 30, 2022. We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of our tax assets. We established a valuation allowance of $7.9 million for our net state operating loss carryforward. We have determined that we are not required to establish a valuation allowance for our other deferred tax assets of $41.5 million and $28.1 million at September 30, 2022 and December 31, 2021, respectively, because it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income and the implementation of tax planning strategies.

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

Index
We summarize activity in our insurance subsidiaries’ liabilities for losses and loss expenses as follows:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Balance at January 1	$1,077,620	$962,007
Less reinsurance recoverable	(451,261)	(404,818)
Net balance at January 1	626,359	557,189
Incurred related to:
Current year	445,855	407,193
Prior years	(30,609)	(25,874)
Total incurred	415,246	381,319
Paid related to:
Current year	209,051	183,165
Prior years	170,129	149,910
Total paid	379,180	333,075
Net balance at end of period	662,425	605,433
Plus reinsurance recoverable	445,701	444,730
Balance at end of period	$1,108,126	$1,050,163

Our insurance subsidiaries recognized a decrease in their liabilities for losses and loss expenses of prior years of $30.6 million and $25.9 million for the nine months ended September 30, 2022 and 2021, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy or claims management personnel, and they have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those years. The 2022 development represented 4.9% of the December 31, 2021 net carried reserves and resulted primarily from lower-than-expected loss emergence or severity in nearly all lines of business. The majority of the 2022 development related to decreases in the liabilities for losses and loss expenses of prior years for Atlantic States and MICO. The 2021 development represented 4.6% of the December 31, 2020 net carried reserves and resulted primarily from lower-than-expected loss emergence or severity in nearly all lines of business. The majority of the 2021 development related to decreases in the liabilities for losses and loss expenses of prior years for Atlantic States and MICO.

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

Our insurance subsidiaries determine incurred but not reported (“IBNR”) reserves by subtracting the cumulative loss and loss expense amounts our insurance subsidiaries have paid and the case reserves our insurance subsidiaries have established at the balance sheet date from their actuaries’ estimate of the ultimate cost of losses and loss expenses. Accordingly, the IBNR reserves of our insurance subsidiaries include their actuaries’ projections of the cost of unreported claims as well as their actuaries’ projected development of case reserves on known claims and reopened claims. Our insurance subsidiaries’ methodology for estimating IBNR reserves has been in place for many years, and their actuaries made no significant changes to that methodology during the nine months ended September 30, 2022.

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

In September 2016, the FASB issued guidance that amends previous guidance on the impairment of financial instruments by adding an impairment model that requires an entity to recognize expected credit losses as an allowance rather than impairments as credit losses are incurred. The intent of this guidance is to reduce complexity and result in a more timely recognition of expected credit losses. In November 2019, the FASB issued guidance that delays the effective date for “smaller reporting companies,” as defined in Item 10(f)(1) of Regulation S-K, to annual and interim reporting periods beginning after December 15, 2022 from December 15, 2019. We are a smaller reporting company and are in the process of evaluating our investment portfolio, reinsurance receivable and premiums receivable, including a review of historical credit loss data and issuer credit standing and using a probability of default methodology, to determine the impact of the adoption of this guidance on our financial position, results of operations and cash flows.

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

Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced an increase in claims severity and a lengthening of the claim settlement periods on bodily injury claims during the past several years. In addition, the COVID-19 pandemic and related government mandates and restrictions resulted in various changes from historical claims reporting and settlement trends during 2020 and resulted in significant increases in loss costs in 2021 and 2022 due to a number of factors, including supply chain disruption, higher used automobile values, lengthening of repair completion times, increases in the cost of replacement automobile parts and rising labor rates. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements. Related uncertainties regarding future trends include social inflation, availability and cost of building materials, availability of skilled labor, the rate of plaintiff attorney involvement in claims and the cost of medical technologies and procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items.  To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at September 30, 2022. For every 1% change in our insurance subsidiaries’ loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $6.6 million.

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

Index
Our insurance subsidiaries’ liabilities for losses and loss expenses by major line of business at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Commercial lines:
Automobile	$177,188	$172,302
Workers’ compensation	123,784	122,398
Commercial multi-peril	189,906	168,445
Other	25,220	18,530
Total commercial lines	516,098	481,675
Personal lines:
Automobile	109,444	109,915
Homeowners	28,743	26,169
Other	8,140	8,600
Total personal lines	146,327	144,684
Total commercial and personal lines	662,425	626,359
Plus reinsurance recoverable	445,701	451,261
Total liabilities for losses and loss expenses	$1,108,126	$1,077,620

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

Percentage Change in Loss and Loss Expense Reserves Net of Reinsurance	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at September 30, 2022	Percentage Change in Stockholders’ Equity at September 30, 2022(1)	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2021	Percentage Change in Stockholders’ Equity at December 31, 2021(1)
(dollars in thousands)
(10.0)%	$596,183	10.9%	$563,723	9.3%
(7.5)	612,743	8.2	579,382	7.0
(5.0)	629,304	5.4	595,041	4.7
(2.5)	645,864	2.7	610,700	2.3
Base	662,425	—	626,359	—
2.5	678,986	(2.7)	642,018	(2.3)
5.0	695,546	(5.4)	657,677	(4.7)
7.5	712,107	(8.2)	673,336	(7.0)
10.0	728,668	(10.9)	688,995	(9.3)

(1)	Net of income tax effect.

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

Index
The following table provides a reconciliation of our net premiums earned to our net premiums written for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Net premiums earned	$206,122	$196,235	$609,499	$575,975
Change in net unearned premiums	107	780	33,618	46,507
Net premiums written	$206,229	$197,015	$643,117	$622,482

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

Index
Combined Ratios

The following table presents comparative details with respect to our GAAP and statutory combined ratios for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
GAAP Combined Ratios (Total Lines)
Loss ratio (non-weather)	66.2%	66.3%	60.4%	59.8%
Loss ratio (weather-related)	9.4	9.2	7.7	6.4
Expense ratio	33.4	31.5	34.7	33.9
Dividend ratio	0.6	0.7	0.7	0.7
Combined ratio	109.6%	107.7%	103.5%	100.8%

Statutory Combined Ratios
Commercial lines:
Automobile	107.0%	111.9%	98.7%	106.7%
Workers’ compensation	105.9	109.0	93.9	96.0
Commercial multi-peril	125.0	116.9	114.9	106.5
Other	85.9	64.0	81.9	67.2
Total commercial lines	112.1	109.4	102.4	101.1
Personal lines:
Automobile	103.1	102.0	100.2	95.4
Homeowners	125.0	117.5	118.8	107.4
Other	54.6	65.4	49.9	72.2
Total personal lines	107.8	105.2	103.4	98.2
Total commercial and personal lines	110.1	107.7	102.8	100.0

Index
Results of Operations - Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the third quarter of 2022 were $206.1 million, an increase of $9.9 million, or 5.0%, compared to $196.2 million for the third quarter of 2021, primarily reflecting the inclusion of the business of the Mountain States Insurance Group in the underwriting pool beginning with policies effective in 2021, as well as solid premium retention and renewal premium increases.

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the third quarter of 2022 were $206.2 million, an increase of $9.2 million, or 4.7%, from the $197.0 million of net premiums written for the third quarter of 2021. Commercial lines net premiums written increased $2.3 million, or 2.0%, for the third quarter of 2022 compared to the third quarter of 2021. Personal lines net premiums written increased $6.9 million, or 8.5%, for the third quarter of 2022 compared to the third quarter of 2021. We attribute the increase in commercial lines and personal lines net premiums written primarily to new business growth, solid premium retention and renewal premium increases.

Investment Income. Our net investment income was $8.6 million for the third quarter of 2022, compared to $7.8 million for the third quarter of 2021. We attribute the increase primarily to an increase in average invested assets and an increase in the average investment yield relative to the third quarter of 2021.

Net Investment Losses. Net investment losses for the third quarter of 2022 were $2.4 million, compared to $1.6 million for the third quarter of 2021. The net investment losses for the third quarter of 2022 and 2021, respectively, resulted primarily from the net change in unrealized gains and losses within our equity securities portfolio at September 30, 2022 and 2021, respectively. We did not recognize any impairment losses in our investment portfolio during the third quarter of 2022 or 2021.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, was 75.6% for the third quarter of 2022, an increase from our insurance subsidiaries’ loss ratio of 75.5% for the third quarter of 2021. We attribute this increase primarily to higher weather-related and large fire losses, which we define as individual fire losses in excess of $50,000. Weather-related losses of $19.4 million, or 9.4 percentage points of the loss ratio, for the third quarter of 2022, increased from $18.0 million, or 9.2 percentage points of the loss ratio, for the third quarter of 2021. The impact of weather-related loss activity to the loss ratio for the third quarter of 2022 was in line with our previous five-year average of 9.4 percentage points for third quarter weather-related losses. Large fire losses for the third quarter of 2022 were $17.4 million, or 8.4 percentage points of the loss ratio, compared to $12.7 million, or 6.5 percentage points of the loss ratio, for the third quarter of 2021. On a statutory basis, our insurance subsidiaries’ commercial lines loss ratio was 74.9% for the third quarter of 2022, compared to 76.3% for the third quarter of 2021, primarily due to decreases in the commercial automobile and workers’ compensation loss ratios. The personal lines statutory loss ratio of our insurance subsidiaries increased to 78.7% for the third quarter of 2022, compared to 75.0% for the third quarter of 2021. We attribute this increase primarily to increases in the personal automobile and homeowners’ loss ratios. Our insurance subsidiaries experienced favorable loss reserve development for the third quarter of 2022 of approximately $6.2 million, or 3.0 percentage points of the loss ratio, compared to $4.3 million that decreased the loss ratio for the third quarter of 2021 by 2.2 percentage points. Our insurance subsidiaries experienced favorable development primarily relating to reserves for accident years 2020 and 2019 in the commercial automobile, personal automobile and commercial multi-peril lines of business.

Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 33.4% for the third quarter of 2022, compared to 31.5% for the third quarter of 2021. The increase in the expense ratio primarily reflected an increase in technology costs related to our ongoing systems modernization project.

Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were 109.6% and 107.7% for the three months ended September 30, 2022 and 2021, respectively. We attribute the increase in the combined ratio primarily to an increase in the expense ratio for the third quarter of 2022 compared to the third quarter of 2021.

Index
Income Tax Benefit. We recorded an income tax benefit of $3.0 million and $1.9 million for the third quarter of 2022 and 2021, respectively. The income tax benefit for the third quarter of 2022 and 2021 represented estimates based on our projected annual taxable income and effective tax rates.

Net Loss and Loss Per Share. Our net loss for the third quarter of 2022 was $10.4 million, or $.33 per share of Class A common stock and $.30 per share of Class B common stock, compared to $6.7 million, or $.22 per share of Class A common stock and $.20 per share of Class B common stock, for the third quarter of 2021. We had 26.8 million and 25.7 million Class A shares outstanding at September 30, 2022 and 2021, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.

Results of Operations - Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the first nine months of 2022 were $609.5 million, an increase of $33.5 million, or 5.8%, compared to $576.0 million for the first nine months of 2021, primarily reflecting the inclusion of the business of the Mountain States Insurance Group in the underwriting pool beginning with policies effective in 2021, as well as solid premium retention and renewal premium increases.

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the nine months ended September 30, 2022 were $643.1 million, an increase of $20.6 million, or 3.3%, from the $622.5 million of net premiums written for the first nine months of 2021. Commercial lines net premiums written increased $10.2 million, or 2.6%, for the first nine months of 2022 compared to the first nine months of 2021. Personal lines net premiums written increased $10.4 million, or 4.5%, for the first nine months of 2022 compared to the first nine months of 2021. We attribute the increase in commercial lines and personal lines net premiums written primarily to new business growth, solid premium retention and renewal premium increases.

Investment Income. Our net investment income was $24.6 million for the first nine months of 2022, compared to $22.9 million for the first nine months of 2021. We attribute the increase primarily to an increase in average invested asset and an increase in the average investment yield relative to the first nine months of 2021.

Net Investment (Losses) Gains. Net investment losses for the first nine months of 2022 were $10.8 million, compared to net investment gains of $5.1 million for the first nine months of 2021. The net investment losses and gains for the first nine months of 2022 and 2021, respectively, resulted primarily from the net change in unrealized gains and losses within our equity securities portfolio at September 30, 2022 and 2021, respectively. We did not recognize any impairment losses in our investment portfolio during the first nine months of 2022 or 2021.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, was 68.1% for the first nine months of 2022, an increase from our insurance subsidiaries’ loss ratio of 66.2% for the first nine months of 2021. We attribute this increase primarily to higher weather-related and large fire losses. Weather-related losses of $47.0 million, or 7.7 percentage points of the loss ratio, for the first nine months of 2022, increased from $36.6 million, or 6.4 percentage points of the loss ratio, for the first nine months of 2021. The impact of weather-related loss activity to the loss ratio for the first nine months of 2022 was lower than our previous five-year average of 8.1 percentage points. Large fire losses for the first nine months of 2022 were $40.4 million, or 6.6 percentage points of the loss ratio, compared to $34.7 million, or 6.0 percentage points of the loss ratio, for the first nine months of 2021. On a statutory basis, our insurance subsidiaries’ commercial lines loss ratio was 66.1% for the first nine months of 2022, compared to 66.4% for the first nine months of 2021, primarily due to a decrease in the commercial automobile loss ratio. The personal lines statutory loss ratio of our insurance subsidiaries increased to 72.5% for the first nine months of 2022, compared to 66.5% for the first nine months of 2021. We attribute this increase primarily to increases in the personal automobile and homeowner loss ratios. Our insurance subsidiaries experienced favorable loss reserve development for the first nine months of 2022 of approximately $30.6 million, or 5.0 percentage points of the loss ratio, compared to $25.9 million that decreased the loss ratio for the first nine months of 2021 by 4.5 percentage points. Our insurance subsidiaries experienced favorable development in all major lines of business in the first nine months of 2022, with the majority of the impact relating to reserves for accident years 2021, 2020 and 2019 in the commercial automobile, personal automobile, commercial multi-peril and workers’ compensation lines of business.

Index
Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 34.7% for the first nine months of 2022, compared to 33.9% for the first nine months of 2021. The increase in the expense ratio primarily reflected higher technology costs related to our ongoing systems modernization project.

Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were 103.5% and 100.8% for the nine months ended September 30, 2022 and 2021, respectively. We attribute the increase in the combined ratio primarily to increases in the loss and expense ratios for the first nine months of 2022 compared to the first nine months of 2021.

Interest Expense. Our interest expense for the first nine months of 2022 was $464,188, compared to $739,163 for the first nine months of 2021. We attribute the decrease to lower average borrowings under our lines of credit during the first nine months of 2022 compared to the first nine months of 2021.

Income Tax (Benefit) Expense. We recorded an income tax benefit of $2.3 million for the first nine months of 2022. We recorded income tax expense of $3.8 million for the first nine months of 2021, representing an effective tax rate of 16.1%. The income tax benefit and expense for the first nine months of 2022 and 2021, respectively, represented estimates based on our projected annual taxable income and effective tax rates.

Net (Loss) Income and (Loss) Income Per Share. Our net loss for the first nine months of 2022 was $5.4 million, or $.17 per share of Class A common stock and $.16 per share of Class B common stock, compared to net income of $20.0 million, or $.66 per share of Class A common stock on a diluted basis and $.59 per share of Class B common stock, for the first nine months of 2021. We had 26.8 million and 25.7 million Class A shares outstanding at September 30, 2022 and 2021, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as such obligations and needs arise. Our major sources of funds from operations are the net cash flows we generate from our insurance subsidiaries’ underwriting results, investment income and investment maturities.

Our operations have historically generated sufficient net positive cash flow to fund our commitments and add to our investment portfolio, thereby increasing future investment returns and enhancing our liquidity. The impact of the pooling agreement between Donegal Mutual and Atlantic States has historically been cash-flow positive because of the consistent underwriting profitability of the pool. Donegal Mutual and Atlantic States settle their respective obligations to each other under the pool monthly, thereby resulting in cash flows substantially similar to the cash flows that would result from each company writing the business directly. We have not experienced any unusual variations in the timing of claim payments associated with the loss reserves of our insurance subsidiaries. We maintain significant liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective, thereby providing an additional measure of liquidity to meet our obligations should an unexpected variation occur in the future. Our operating activities provided net cash flows in the first nine months of 2022 and 2021 of $49.9 million and $58.5 million, respectively.

At September 30, 2022, we had no outstanding borrowings under our line of credit with M&T and had the ability to borrow up to $20.0 million at interest rates equal to the then-current LIBOR rate plus 2.00%. At September 30, 2022, Atlantic States had a $35.0 million outstanding advance with the FHLB of Pittsburgh that carries a fixed interest rate of 1.74%.

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

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the SEC and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the nine months ended September 30, 2022 or 2021. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through September 30, 2022.

On October 20, 2022, our board of directors declared quarterly cash dividends of 16.5 cents per share of our Class A common stock and 14.75 cents per share of our Class B common stock, payable on November 15, 2022 to our stockholders of record as of the close of business on November 1, 2022. We are not subject to any restrictions on our payment of dividends to our stockholders, although there are state law restrictions on the payment of dividends by our insurance subsidiaries to us.  Dividends from our insurance subsidiaries are our principal source of cash for payment of dividends to our stockholders. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk based capital (“RBC”) requirements that limit their ability to pay dividends to us. Our insurance subsidiaries’ statutory capital and surplus at December 31, 2021 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin.  Our insurance subsidiaries did not pay any dividends to us during the first nine months of 2022. Amounts remaining available for distribution to us as dividends from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities in 2022 are $27.9 million from Atlantic States, $6.9 million from Southern, $4.8 million from Peninsula and $7.7 million from MICO, or a total of approximately $47.3 million.

At September 30, 2022, we had no material commitments for capital expenditures.

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

Index
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

 There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2021 through September 30, 2022.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at September 30, 2022, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information we are required to disclose in the reports that we file or submit under the Exchange Act, and our disclosure controls and procedures were also effective to ensure that information we disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Index
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

Our business, results of operations and financial condition, and, therefore, the value of our Class A common stock and our Class B common stock, are subject to a number of risks. For a description of certain risks, we refer to “Risk Factors” in our 2021 Annual Report on Form 10-K that we filed with the SEC on March 7, 2022. There have been no material changes in the risk factors we disclosed in that Form 10-K Report during the nine months ended September 30, 2022.

Index
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 July 1-31, 2022	Class A – None Class B – None	Class A – None Class B – None	Class A – None Class B – None

Month #2 August 1-31, 2022	Class A – 310,408 Class B – None	Class A – $14.99 Class B – None	Class A – 310,408 Class B – None	(1)

Month #3 September 1-30, 2022	Class A – 98,785 Class B – None	Class A – $14.49 Class B – None	Class A – 98,785 Class B – None	(1)

Total	Class A – 409,193 Class B – None	Class A – $14.87 Class B –None	Class A – 409,193 Class B – None

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

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not Applicable.

Item 5.	Other Information.

None.

Index
Item 6.	Exhibits.

Exhibit No.	Description

10.1	Employment Agreement dated as of October 1, 2020 among Donegal Mutual Insurance Company and David W. Sponic.	Filed herewith

Exhibit 31.1	Certification of Chief Executive Officer	Filed herewith

Exhibit 31.2	Certification of Chief Financial Officer	Filed herewith

Exhibit 32.1	Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Title 18 of the United States Code	Filed herewith

Exhibit 32.2	Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Title 18 of the United States Code	Filed herewith

Exhibit 101.INS	XBRL Instance Document	Filed herewith

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

Exhibit 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

Index
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONEGAL GROUP INC.

November 4, 2022	By:	/s/ Kevin G. Burke
Kevin G. Burke, President and Chief Executive Officer

November 4, 2022	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Executive Vice President
and Chief Financial Officer